Form 10QSB
period 1996-06-30
ATLANTIC PHARMACEUTICALS INC
filed 1996-08-08
CIK 1001316

================================================================================


                       Securities and Exchange Commission

                              WASHINGTON DC 20549

      ------------------------------------------------------------------------
                                      FORM 10-QSB
      ------------------------------------------------------------------------

      Quarterly Report under Section 13 of the Securities Exchange Act of 1934


For the Quarterly Period Ended                   Commission File No. 0-27282
JUNE 30, 1996



                         ATLANTIC PHARMACEUTICALS, INC.

                            142 Cypress Point  Road
                            Half Moon Bay, California 94019
                            Telephone (415)726-1327


Incorporated in Delaware                         IRS ID  #  36-3898269




          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days:

                  Yes    [ x ]               No     [   ]


     2,663,720 shares of common stock, $.001 par value are outstanding on June 30, 1996


===============================================================================

Atlantic Pharmaceuticals , Inc. and Subsidiaries


Part One - Financial Information                                           Page

Item1 - Financial Statements (unaudited)

Consolidated Balance Sheets
as of June 30, 1996 and December 31, 1995.                                    1

Consolidated Statements of Operations for the three months ended
June 30, 1996 and 1995 for the six months ended June 30, 1996 and 1995
and the period from July 13, 1993(inception) to June 30, 1996.                2

Consolidated Statements of Cash Flows
for the six months  ended June 30, 1996 and 1995
and the period from July 13, 1993(inception) to June 30, 1996.                3

Notes to Consolidated Financial Statements                                    4

Item 2 - Management's Discussion and Analysis
of Financial Condition and Results of Operations                              5

Part Two - Other Information

Item 6 - Exhibits and Report on Form 8-K                                      7

ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Balance Sheets
June 30, 1996 and  December 31, 1995


- ----------------------------------------------------------------------------------------------------
            Assets                                                          30-Jun-96     31-Dec-95
- ----------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
Current assets:
      Cash and cash equivalents                                              $ 2,795,311  5,044,632
      Prepaid expenses                                                            36,000     48,000

- ----------------------------------------------------------------------------------------------------
Total current assets                                                           2,831,311  5,092,632
- ----------------------------------------------------------------------------------------------------

Furniture and equipment, net of accumulated depreciation
            of $48,271 and $26,728 at June 30,1996 and December 31,
            1995, respectively.                                                   85,632     55,791
- ----------------------------------------------------------------------------------------------------
                                                                             $ 2,916,943  5,148,423
- ----------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
- ----------------------------------------------------------------------------------------------------

Current liabilities:

            Accrued expenses                                                 $   377,195    800,383
            Accrued interest                                                       -        115,011
            Demand notes payable                                                   -        125,000
            Note payable                                                           -         75,000

- ----------------------------------------------------------------------------------------------------
Total current liabilities                                                        377,195  1,115,394
- ----------------------------------------------------------------------------------------------------

Stockholders' equity
            Preferred stock, $.001 par value. Authorized 50,000,000 shares;
              none issued and outstanding                                          -         -
            Common stock $.001 par value. Authorized 80,000,000 shares;
              2,663,720 shares issued and outstanding
               at June 30, 1996 and December 31,1995, respectively                 2,664      2,664
            Common stock subscribed. 182 shares
              at June 30,1996 and December 31,1995.                                -         -
            Additional paid -in capital                                        9,043,875  9,043,875
            Deficit accumulated during development stage                      (6,388,649)(4,880,968)
            Deferred compensation                                               (117,600)  (132,000)
- ----------------------------------------------------------------------------------------------------
                                                                               2,540,290  4,033,571

            Less common stock subscriptions receivable                              (218)      (218)
            Less treasury stock, at cost                                            (324)      (324)
- ----------------------------------------------------------------------------------------------------

Total stockholders' equity                                                     2,539,748  4,033,029
- ----------------------------------------------------------------------------------------------------
                                                                             $ 2,916,943  5,148,423
- ----------------------------------------------------------------------------------------------------



            See accompanying notes to consolidated financial statements.

ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a development stage company)

Consolidated Statements of Operations (Unaudited)
Three months ended June 30, 1996 and 1995 , the six months ended June 30, 1996 and 1995 and the period from July 13, 1993 (inception) to June 30, 1996.


- ------------------------------------------------------------------------------------------------------------------
                                                    Three Months Ended      Six Months Ended
                                                    ------------------    ------------------        Cumulative
                                                    June 30,   June 30,   June 30,    June 30,       from July13,
                                                     1996        1995      1996         1995      1993 (inception) to
                                                     ----        ----      ----         ----          June 30,1996
- ------------------------------------------------------------------------------------------------------------------
Costs and expenses:
           Research and development              $  248,061    115,657    487,313     216,607          1,113,855
           License fees                                -          -          -         12,500            163,500
           General and administrative               531,952    369,005   1,109,869    620,806          4,582,786
- ------------------------------------------------------------------------------------------------------------------

Total operating expenses                            780,013    484,662   1,597,182    849,913          5,860,141
- ------------------------------------------------------------------------------------------------------------------

Other expense (income):
            Interest income                        (37,300)       -      (89,501)        -               (97,067)
            Interest expense                           -        51,848       -         91,873            625,575
- ------------------------------------------------------------------------------------------------------------------

Total other expense (income)                       (37,300)     51,848   (89,501)      91,873            528,508
- ------------------------------------------------------------------------------------------------------------------
Net loss                                         $ (742,713)  (536,510) (1,507,681)   (941,786)       (6,388,649)
- ------------------------------------------------------------------------------------------------------------------
Net loss per share                               $  (0.28)     (93.50)    (0.57)      (195.19)            (13.08)
- ------------------------------------------------------------------------------------------------------------------
Shares used in calculation
        of net loss per share                      2,663,720    5,738    2,663,720     4,825             488,392
- ------------------------------------------------------------------------------------------------------------------

            --------------------------------------------------------------------
            See accompanying notes to consolidated financial statements.

ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30, 1996 and 1995 and the period from July 13, 1993
 (inception) to June 30, 1996


                                                                                              Cumulative from
                                                                                                 13-Jul-93
                                                                          Six Months Ended     (inception) to
                                                                       June 30,   June 30,        June, 30
                                                                       1996        1995            1996
- ----------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Net loss                                                  $(1,507,681)      (941,786)    (6,388,649)
     Adjustments to reconcile net loss to net
           cash used in operating activities:
                Compensation expense relating to
                    stock options                                   14,400             --         91,182
                Discount on notes payable
                    bridge financing                                    --             --        300,000
                Depreciation                                        21,543          3,841         48,271
                Changes in assets and liabilities:
                    Increase (decrease) in prepaid expenses         12,000        (29,750)       (36,000)
                    Increase (decrease)  in accrued expenses      (423,188)       (75,401)       255,496
                    Increase (decrease)  in accrued interest      (115,011)        91,873        294,004
- ---------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                           (1,997,937)      (951,223)    (5,435,696)
- ---------------------------------------------------------------------------------------------------------------

Net cash used in investing activities - acquisition
            of furniture and equipment                             (51,384)          --         (133,904)
- ---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Proceeds from issuance of demand notes payable                     --        885,000      2,395,000
     Repayment of demand notes payable                            (125,000)          --         (125,000)
     Proceeds from the issuance of notes payable -
               bridge financing                                         --             --      1,200,000
     Proceeds of issuance of warrants                                   --             --        300,000
     Repayment of notes payable - bridge financing                 (75,000)            --     (1,500,000)
     Repurchase of common stock                                         --            (99)          (324)
     Proceeds from the issuance of common stock                         --          3,923      6,095,235

- ----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)  financing activities              (200,000)       888,824      8,364,911
- ----------------------------------------------------------------------------------------------------------------------

Net increase (decrease)  in cash and cash equivalents           (2,249,321)       (62,399)     2,795,311

Cash and cash equivalents at beginning of period                 5,044,632        110,884           --
- ----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                     $ 2,795,311         48,485      2,795,311
- ----------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of noncash financing activities:
      Issuance of common stock in exchange for
          common stock subscriptions                           $      --             --            7,027
      Conversion of demand notes payable and the
          related accrued interest to common stock                    --             --        2,442,304




      -----------------------------------------------------------
      See accompanying notes to consolidated financial statements.

Atlantic Pharmaceuticals, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements (Unaudited)

June 30, 1996 and 1995
- ----------------------

(1)     BASIS OF PRESENTATION


          The accompanying financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation. Operating results are not necessarily indicative of results that may be expected for the year ended December 31, 1996. These financial statements should be read in conjunction with the Company's 10 - KSB for the year ended Deecember 31, 1995. Accordingly, they do not include all information and footnotes required by Generally Accpeted Accounting Principles for complete financial statements.

(2)     STOCK OPTIONS


          In July 1995 the Company established the 1995 Stock Option Plan which provides for the granting of up to 650,000 options to purchase stock to officers, directors, employees, and consultants.

          As of December 31, 1995, 403,402 options were available for future issuance under the Company's 1995 Stock Option Plan. On January 15, 1996 the Company granted options to purchase an aggregate of 315,000 shares of common stock exercisable for seven years at an exercise price of $5.81 per share. Such options shall vest and be exercisabe ratably during the four year period commencing January 15, 1997. No options have been exercised or are exercisable as of June 30, 1996.

          Management's Discussion and Analysis
          of Financial Condition and Results of Operations

          The following discussion of the results of operations and financial condition should be read in conjunction with the Company's Annual Report on Form 10 - KSB for the year ended December 31, 1995.

Results of Operations for the quarter ended June 30, 1996
- ---------------------------------------------------------

          For the second quarter ended June 30, 1996 research and development expense increased by 114% over the similar period in 1995, primarily due to increased research and development activities.

          For the second quarter of 1996 general and administrative expense increased by 44% over the second quarter of 1995 as a result of additional public relations expense and other general and administrative expenses.

          For the second quarter of 1996 there was no interest expense compared with $51,848 in the second quarter of 1995, as all interest bearing debt was fully paid at the beginning of 1996 with proceeds from the initial public offering (IPO). For the second quarter of 1996 interest income was $37,300 compared to no interest income in the second quarter of 1995, as cash was available during the second quarter of 1996 due to proceeds received from the Company's IPO.

Result of Operatins for the six month period ended June 30, 1996
- ----------------------------------------------------------------

          For the period ended June 30, 1996 research and development expense increased by 125% over the similar period in 1995, primarily due to increased research and development activities.

          For the period ended June 30, 1996 general and administrative expense increased by 79% over the similar period of 1995 as a result of additional public relations expense and other general and administrative expenses.

          For the period ended June 30, 1996 there was no interest expense compared with $91,873 in the similar period of 1995, as all interest bearing debt was fully paid at the beginning of 1996 with proceeds from the initial public offering (IPO). For the period ended June 30, 1996 interest income was $89,501 compared to no interest income in the similar period of 1995, as cash was available during the six months ended June 30, 1996 due to proceeds received from the Company's IPO.

Liquidity and Capital Resources
- -------------------------------

          The Company has incurred an accumulated deficit of approximately $6,388,648 since inception and expects to continue to incur additional losses through the year ending December 31, 1996.

          The Company anticipates that its current resources will be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures for at least nine months. In addition, the Company will attempt to generate additional captial through a combination of collaborative agreements, strategic alliances and equity and debt financings. However, no assurance can be provided that additional capital will be obtained through these sources. If the Company is not able to obtain continued financing, the Company may cease operation and in all likelihood all the Company's security holders will lose their entire investment.

          The Company's working capital requirements will depend upon numerous factors, including progress of the Company's research and development programs; preclinical and clinical testing; timing and cost of obtaining regulatory approvals; levels of resources that the Company devotes to the development of manufacturing and marketing capabilities; technological advances; status of competitors; and ability of the Company to establish collaborative arrangements with other organizations.

Part Two - Other Information

Item 5. Other information

  Optex Ophthalmologics Inc., a subsidiary of Atlantic Pharmaceuticals Inc. received a grant from the National Eye Institute in the amount of $100,000. The grant became effective April 15, 1996 and will be paid over six months period starting July 1, 1996.

Item 6. Exhibits and reports on form 8-K

a. No new exhibits for the second quarter

b. Form 8-K Reports

No form 8-K reports were filed during the second quarter.

SIGNATURES
- ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf.


  Atlantic Pharmaceuticals, Inc.

June 30, 1996






                        /s/  Jon D. Lindjord
                        -------------------------------------
                        Jon D. Lindjord
                        Chief Executive Officer and President




                        /s/  Shimshon Mizrachi
                        -------------------------------------
                        Shimshon Mizrachi
                        Chief Financial Officer
                        Principal Accounting and Financial Officer