Form 10QSB/A
period 1996-06-30
ATLANTIC PHARMACEUTICALS INC
filed 1996-10-10
CIK 1001316

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 10549

                           ---------------------------
                              FORM 10-QSB Amendment
                           ---------------------------

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

                       Yes   [x]                 No   [ ]

          2,913,720 shares of common stock $.001 par value are outstanding on June 30, 1996


===============================================================================

SIGNATURES
----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf.


ATLANTIC PHARMACEUTICAL, INC.

October 9, 1996





                    Jon D. Lindjord

                    -------------------------------------
                    Jon D. Lindjord
                    Chief Executive Officer and President



                    Shimshon Mizrachi

                    -------------------------------------
                    Shimshon Mizrachi
                    Chief Financial Officer
                    Principal Accounting and Financial Officer