Form 10-Q
period 1996-09-30
ATLANTIC PHARMACEUTICALS INC
filed 1996-11-07
CIK 1001316

================================================================================

                                  United States
                       Securities and Exchange Commission

                               Washington DC 20549

            ---------------------------------------------------------
                                   Form 10-QSB
            ---------------------------------------------------------

    Quarterly Report under Section 13 of the Securities Exchange Act of 1934


For the Quarterly Period Ended                       Commission File No. 0-27282
     September 30, 1996


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

                         Yes   [x]                No   [ ]

     Transitional Small Business Disclosure Format      Yes   [ ]     No   [x]

     2,913,720 shares of common stock, $.001 par value, were outstanding on September 30, 1996

================================================================================

Atlantic Pharmaceuticals, Inc. and Subsidiaries


Part One - Financial Information                                            Page

Item 1 - Financial Statements (unaudited)

Consolidated Balance Sheets
as of September 30, 1996 and December 31, 1995.                                1

Consolidated Statements of Operations
for the three months ended September 30, 1996 and 1995
for the nine months ended September 30, 1996 and 1995
and the period from July 13, 1993(inception) to September 30, 1996.            2

Consolidated Statements of Cash Flows
for the nine months  ended September 30, 1996 and 1995
and the period from July 13, 1993(inception) to September 30, 1996.            3

Notes to Consolidated Financial Statements                                     4

Item 2 - Management's Discussion and Analysis
of Financial Condition and Results of Operations                               5

Part Two - Other Information

Item 4- Submission of matters to a vote of the security holders.              19

Item 5 - Other information                                                    19

Item 6 - Exhibits and Report on Form 8-K                                      20

Part One

ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Balance Sheets
September 30, 1996 and  December 31, 1995


--------------------------------------------------------------------------------------------------------------------
Assets                                                                          September 30,1996   December 30,1996
====================================================================================================================
                                                                                  (unaudited)
Current assets:
      Cash and cash equivalents                                                   $  3,245,129          5,044,632
      Prepaid expenses                                                                  32,500             48,000

--------------------------------------------------------------------------------------------------------------------
Total current assets                                                                 3,277,629          5,092,632
====================================================================================================================

Furniture and equipment, net of accumulated depreciation
      of $61,973 and $26,728 at September 30,1996 and December 31,
      1995, respectively                                                                87,196             55,791
--------------------------------------------------------------------------------------------------------------------
                                                                                  $  3,364,825          5,148,423
====================================================================================================================
Liabilities and Stockholders' Equity
====================================================================================================================

Current liabilities:

      Accrued expenses                                                            $    290,292            800,383
      Accrued interest                                                                    --              115,011
      Demand notes payable                                                                --              125,000
      Note payable                                                                        --               75,000

--------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                              290,292          1,115,394
====================================================================================================================

Stockholders' equity
      Preferred stock, $.001 par value. Authorized 50,000,000 shares;
        none issued and outstanding                                                       --                 --
      Common stock $.001 par value. Authorized 80,000,000 shares;
        2,913,720 and 2,663,720 shares issued and outstanding
         at September 30, 1996 and December 31, 1995, respectively                       2,914              2,664
      Common stock subscribed. 182 shares
        at September 30,1996 and December 31,1995                                         --                 --
      Additional paid -in capital                                                   10,634,938          9,043,875
      Deficit accumulated during development stage                                  (7,452,377)        (4,880,968)
      Deferred compensation                                                           (110,400)          (132,000)
====================================================================================================================
                                                                                     3,075,075          4,033,571

      Less common stock subscriptions receivable                                          (218)              (218)
      Less treasury stock, at cost                                                        (324)              (324)
--------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                           3,074,533          4,033,029
--------------------------------------------------------------------------------------------------------------------
                                                                                  $  3,364,825          5,148,423
====================================================================================================================

          See accompanying notes to consolidated financial statements.

ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Operations (Unaudited)

Three months ended September 30, 1996 and 1995 , the nine months ended September 30, 1996 and 1995 and the period from July 13, 1993 (inception) to September 30, 1996.


====================================================================================================================================
                                                           Three Months Ended               Nine Months Ended
                                                      -----------------------------     ---------------------------  Cumulative from
                                                      September 30,    September 30,    September 30,  September 30,   July 13, 1993
                                                          1996             1995             1996           1995       (inception) to
                                                                                                                       September 30,
                                                                                                                           1996
------------------------------------------------------------------------------------------------------------------------------------
Income:
            Grant income                                 52,531             --             52,531             --             52,531

Total Income                                             52,531             --             52,531             --             52,531
------------------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
           Research and development               $     251,811          111,983          739,124          328,590        1,365,666
           License fees                                  10,000           50,000           10,000           62,500          173,500
           General and administrative                   892,382          890,659        2,002,251        1,511,466        5,475,168
------------------------------------------------------------------------------------------------------------------------------------

Total operating expenses                              1,154,193        1,052,642        2,751,375        1,902,555        7,014,334
------------------------------------------------------------------------------------------------------------------------------------

Operating Loss                                        1,101,662        1,052,642        2,698,844        1,902,555        6,961,803
====================================================================================================================================

Other expense (income):
            Interest income                             (37,933)             (25)        (127,434)             (25)        (135,000)
            Interest expense                               --             67,449             --            159,322          625,575
------------------------------------------------------------------------------------------------------------------------------------

Total other expense (income)                            (37,933)          67,424         (127,434)         159,297          490,575
====================================================================================================================================
Net loss                                          $  (1,063,729)      (1,120,066)      (2,571,410)      (2,061,852)      (7,452,377)
====================================================================================================================================
Net loss per share                                $       (0.38)         (224.01)           (0.95)         (400.13)          (11.15)
====================================================================================================================================
Shares used in calculation
        of net loss per share                         2,788,720            5,000        2,705,691            5,153          668,510
====================================================================================================================================

          See accompanying notes to consolidated financial statements.

ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30, 1996 and 1995 and the period from July 13, 1993 (inception) to September 30, 1996

                                                                                                                    Cumulative from
                                                                                                                    July 13, 1996,
                                                                                  Nine  Months Ended                (inception) to
                                                                            September 30,     September 30,          September 30,
                                                                                1996              1995                   1996
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss                                                            $  (2,571,410)      (2,061,851)             (7,452,377)
      Adjustments to reconcile net loss to net
            cash used in operating activities:
                 Expense relating to issuance of warrants                       139,000             --                   139,000
                 Compensation expense relating to
                      stock options                                              21,600           69,582                  98,382
                 Discount on notes payable
                       bridge financing                                            --               --                   300,000
                 Depreciation                                                    35,245            9,071                  61,973
                 Changes in assets and liabilities:

                      Increase (decrease) in prepaid expenses                    15,500           (2,613)                (32,500)
                      Increase (decrease)  in accrued expenses                 (510,091)         445,771                 168,592
                      Increase (decrease)  in accrued interest                 (115,011)            --                   294,004
------------------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                        (2,985,167)      (1,540,040)             (6,422,926)
------------------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities - acquisition
      of furniture and equipment                                                (66,649)         (27,265)               (149,168)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Proceeds from issuance of demand notes payable                               --          1,010,000               2,395,000
      Repayment of demand notes payable                                        (125,000)            --                  (125,000)
      Proceeds from the issuance of notes payable -
            bridge financing                                                       --          1,500,000               1,200,000
      Proceeds of issuance of warrants                                             --               --                   300,000
      Repayment of notes payable -- bridge financing                            (75,000)            --                (1,500,000)
      Repurchase of common stock                                                   --               (324)                   (324)
      Proceeds from the issuance of common stock                              1,452,313            3,683               7,547,548

------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)  financing activities                          1,252,313        2,513,359               9,817,224
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease)  in cash and cash equivalents                        (1,799,503)         946,054               3,245,129

Cash and cash equivalents at beginning of period                              5,044,632          110,884                    --
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                $   3,245,129        1,056,938               3,245,129
====================================================================================================================================

Supplemental disclosure of noncash financing
      activities:
            Issuance of common stock in exchange for
                 common stock subscriptions                        $      -            -                       7,027
            Conversion of demand notes payable and the
                 related accrued interest to common stock                 -            -                     2,442,304

====================================================================================================================================

          See accompanying notes to consolidated financial statements.

Atlantic Pharmaceuticals, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements (Unaudited)

September 30, 1996 and 1995


(1)  Basis of Presentation

     The accompanying financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation. Operating results are not necessarily indicative of results that may be expected for the year ended December 31, 1996. These financial statements should be read in conjunction with the Company's 10 - KSB for the year ended December 31, 1995. Accordingly, they do not include all information and footnotes required by Generally Accepted Accounting Principles for complete financial statements.

(2)  Stock Options

     In July 1995 the Company established the 1995 Stock Option Plan (the "Plan") which provided for the granting of up to 650,000 options to purchase stock to officers, directors, employees, and consultants.

     As of December 31, 1995, 403,402 options were available for future issuance under the Company's 1995 Stock Option Plan. On January 15, 1996 the Company granted options to purchase an aggregate of 315,000 shares of common stock exercisable for seven years at an exercise price of $5.81 per share. Such options shall vest and be exercisable ratably during the four year period commencing January 15, 1997. On August 14, 1996 the Company granted options to a new board member to purchase an aggregate of 10,000 shares of common stock exercisable for ten years at an exercise price of $7.25 per share. Such options are immediately exercisable. At the Company's annual meeting of stockholders held on July 24, 1996, the stockholders approved an amendment to the Plan to increase the total number of shares of common stock authorized for issuance thereunder by 300,000 shares to a total of 950,000 shares of common stock. (See
Item 4 in Part 2). No options have been exercised as of September 30, 1996.

(3)  Private Placement

     Pursuant to a private placement, the Company received an aggregate of $1,528,750 in consideration of the issuance of 140,000 and 110,000 shares of its common stock, par value $.001 per share, to Dreyfus Growth and Value Funds, Inc., a Maryland corporation,- Dreyfus Aggressive Growth Fund and to Premier Strategic Growth Fund, a Massachusetts business trust, respectively. In connection with this private placement the Company paid Paramount Capital Inc. a finder's fee of $76,438 and issued to Paramount a warrant to purchase 12,500 shares of the Company's common stock at $6.73 per share, which warrant expires on August 16, 2001.

(4)  Grant Income

     Optex Ophthalmologics, Inc. (Optex), a majority-owned subsidiary, has been awarded $100,000 under Phase I of a Small Business Innovation Research (SBIR) Program grant from the National Eye Institute (NEI) division of the National Institutes of Health (NIH). This grant is for the reimbursements of salary and consulting expenses incurred by Optex and is being paid in monthly increments of approximately $15,000.


(5)  Issuance of Warrants

     The Company entered into an agreement with Paramount Capital, Incorporated ("Paramount") effective April 15, 1996 pursuant to which Paramount will on a non-exclusive basis render financial advisory services to the Company. Two warrants exercisable for shares of the Company's common stock were issued to Paramount in connection with this agreement. 1) a warrant to purchase 25,000 shares of the Company's common stock at $10 per share, which warrant expires on April 16, 2001. 2) a warrant to purchase 25,000 shares of the Company's common stock at $8.05 per share, which warrant expires on June 16, 2001. In connection with the issuance of these warrants the Company recognized an expense in the amount of $139,000. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

     Management's Discussion and Analysis
     of Financial Condition and Results of Operations

     The following discussion of the results of operations and financial condition should be read in conjunction with the Company's Annual Report on Form 10 - KSB for the year ended December 31, 1995.

Results of Operations for the quarter ended September 30, 1996

     For the third quarter ended September 30, 1996 grant income was $52,531 compared to no grant income in the third quarter of 1995.

     For the third quarter ended September 30, 1996 research and development expense increased by 125% over the similar period in 1995, primarily due to the fact that the Company increased its research and development activity.

     For the third quarter of 1996 general and administrative expense increased by .2% over the third quarter of 1995.

     For the third quarter of 1996 there was no interest expense compared with $67,449 in the third quarter of 1995, as all interest bearing debt was fully paid at the beginning of 1996 with proceeds from the Company's initial public offering (the "IPO"). For the third quarter of 1996 interest income was $37,993 compared to no interest income in the third quarter of 1995, as cash was available during the third quarter of 1996 due to proceeds received from the Company's IPO and pursuant to a private placement. (See Item 5 d in Part 2)

Results of Operations for the nine month period ended September 30, 1996

     For the nine months period ended September 30, 1996 grant income was $52,531 compared to no grant income in the similar period of 1995.

     For the nine month period ended September 30, 1996 research and development expense increased by 125% over the similar period in 1995 due to increased spending on research and development activity.

     For the nine month period ended September 30, 1996 general and administrative expense increased by 32% over the similar period of 1995 as a result of additional marketing, legal, consulting and other general and administrative expenses.

     For the nine month period ended September 30, 1996 there was no interest expense compared with $159,322 in the similar period of 1995, as all interest bearing debt was fully paid at the beginning of 1996 with proceeds from the Company's IPO. For the nine month period ended September 30, 1996 interest income was $127,434 compared to $25 interest income in the similar period of 1995, as cash was available during the nine months ended September 30, 1996 due to proceeds received from the Company's IPO and the private placement.

Liquidity and Capital Resources

     Pursuant to a private placement, the Company received an aggregate of $1,528,750 in consideration of the issuance of 140,000 and 110,000 shares of its common stock, par value $.001 per share, to Dreyfus Growth and Value Funds, Inc., a Maryland corporation,- Dreyfus

Aggressive Growth Fund and to Premier Strategic Growth Fund, a Massachusetts business trust, respectively. In connection with this private placement the Company paid Paramount Capital Inc. a finder's fee of $76,438 and issued to Paramount a warrant to purchase 12,500 shares of the Company's common stock at $6.73 per share, which warrant expires on August 16, 2001.

     The Company has incurred an accumulated deficit of approximately $7,452,377 since inception and expects to continue to incur additional losses for the foreseeable future.

     The Company anticipates that its current resources will be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures for at least eleven months. In addition, the Company will attempt to generate additional capital through a combination of collaborative agreements, strategic alliances and equity and debt financings. However, no assurance can be given that additional capital can be obtained through these sources on attractive terms or at all. If the Company is not able to obtain additional financing, the Company may cease operation and in all likelihood all of the Company's security holders will lose their entire investment.

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

Research and Development Activities

     The Company is continuing with preclinical studies with all four of its technologies. The feasibility of the Catarex device has been tested ex vivo in bovine, porcine and human cataract lens preparations. In these studies successful removal of the lens was demonstrated with several generations of the prototype of the device. The Company expects preclinical work on this product to be completed by early 1997 and, if successful, to begin human trials shortly thereafter. The Gemini Technologies ("Gemini") antisense technology is being evaluated in a number of in vitro systems including Chronic Myelogenous Leukemia, Respiratory Syncytial Virus and Androgenic Alopecia with plans to move into in vivo studies in early 1997. The United States Patent and Trademark Office has granted a "Notice of Allowance" for a patent application, for which Gemini is the exclusive licensee, which concerns a method of using antisense oligonucleotides to target specific mRNAs for destruction by RNase L. The Channel Therapeutics' CT-3 product candidate is being tested in several preclinical models of pain and inflammation with results continuing to show potent analgesic and antinflammatory effects. Channel Therapeutics' cyclodextrin technology has been tested in in vivo models of vascular injury and successfully demonstrated a decrease in intimal thickening following vascular injury.

Future Outlook

     In addition to historical information, this report contains predictions, estimates and other forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from any future performance suggested in this report as a result of the risk factors set forth below and in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 1996.

RISK FACTORS

Development Stage Companies; History of Operating Losses; Accumulated Deficit; Uncertainty of Future Profitability

     Atlantic holds a majority interest in each of three development-stage companies: Gemini, Optex and Channel (collectively, the "Operating Companies"). The technologies and products under development by each of the Operating Companies are in the research and development stage and no revenues have been generated to date. The Company does not expect to generate any revenues in the near future. As a result, the Company must be evaluated in light of the problems, delays, uncertainties and complications encountered in connection with newly established businesses. The Company has incurred operating losses since its inception. As of September 30, 1996, the Company's working capital and accumulated deficit were $2,987,339 and $7,452,377, respectively. Operating losses have resulted principally from costs incurred in identifying and acquiring the technologies under development, research and development activities and from general and administrative costs. The Company expects to incur significant operating losses over the next several years, primarily due to continuation and expansion of its research and development programs, including preclinical studies and clinical trials for its pharmaceutical products under development. The Company's ability to achieve profitability depends upon its ability to develop pharmaceutical and medical device products, obtain regulatory approval for its proposed products, and enter into agreements for product development, manufacturing and commercialization. There can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of its proposed products.

Qualification of Auditor's Opinion

     The Company's independent accountants have included an explanatory paragraph in their report on the Company's financial statements at December 31, 1995, included in the Company's Annual Report on Form 10-KSB, which states that the Company has suffered recurring losses from operations and has limited capital resources, both of which raise substantial doubt about the Company's ability to continue as a going concern.

Need for Additional Financing; Issuance of Securities by the Operating Companies; Future Dilution

     The Company and each of the Operating Companies will require substantial additional financing to continue their research, complete their product development and to manufacture and market any products that may be developed. Based solely upon its currently existing consulting, license, sponsored research and employment agreements, the Company currently anticipates that it will spend all of its current cash reserves by late-1997. There can be no assurance, however, that the Company's current cash reserves will not be expended prior to that time. The Company anticipates that further funds may be raised through additional debt or equity financings conducted either by the Company or one or more of the Operating Companies, or through collaborative ventures entered into between the Company or one or more of the Operating Companies and a corporate partner. There can be no assurance that the Company will be able to obtain additional financing or that such financing, if available, can be obtained on terms acceptable to the Company. If additional financing is not otherwise available, the Company will be required to modify its business development plans or reduce or cease certain or all of its operations. In such event, stockholders of the Company will, in all likelihood, lose their entire investment.

     Although the Company and each Operating Company will seek to enter into collaborative ventures with corporate sponsors to fund some or all of such activities, as well as to manufacture or market the products which may be successfully developed, neither the Company nor any of the Operating Companies currently has any such arrangements with corporate sponsors, and there can be no assurance that the Company or any of the Operating Companies will be able to enter into such ventures on favorable terms, if at all. In addition, no assurance can be given that the Company or any of the Operating Companies will be able to complete a subsequent private placement or public offering of their securities. Failure by the Company or the Operating Companies to enter into such collaborative ventures or to receive additional funding to complete its proposed product development programs either through a public offering or a private placement would have a material adverse effect on the Company.

     In the event that the Company obtains any additional funding, such financings may have a dilutive effect on the holders of the Company's securities. In addition, if one or more of the Operating Companies raises additional funds through the issuance and sale of its equity securities, the interest of the Company and its stockholders in such Operating Company or Companies, as the case may be, could be diluted and there can be no assurance that the Company will be able to maintain its majority interest in any or all of the Operating Companies. In addition, the interest of the Company and its stockholders in each Operating Company will be diluted or subject to dilution to the extent any such Operating Company issues shares or options to purchase shares of its capital stock to employees, directors, consultants and others. In the event that the Company's voting interest in any of the Operating Companies falls below 50%, the Company may not be able to exercise an adequate degree of control over the affairs and policies of such Operating Company as is currently being exercised. In addition, the Company has outstanding currently exercisable warrants to purchase 3,765,250 shares of its Common Stock at exercise prices ranging from $5.50 to $6.60 which is below the per share price of the Common Stock as currently quoted on the Nasdaq Small Cap market. The exercise of such warrants, if any, may dilute the value of the Common Stock.

No Developed or Approved Products

     To achieve profitable operations, each of the Operating Companies, alone or with others, must successfully develop, obtain regulatory approval for, introduce and market its products under development. The great majority of the preclinical and clinical development work for the products under development of each Operating Company remains to be completed. None of the Operating Companies has generated, or are expected to generate in the near future, any operating revenues. In addition, none of the Operating Companies has manufacturing or marketing facilities nor any contracts with any commercial manufacturing or marketing entities. No assurance can be given that any of their product development efforts will be successfully completed, that required regulatory approvals will be obtained, or that any such products, if developed and introduced, will be successfully marketed or achieve market acceptance.

Technological Uncertainty and Early Stage of Product Development

     The technologies and products which the Operating Companies intend to develop are in early stages of development, require significant further research, development and testing and are subject to the risks of failure inherent in the development of products based on innovative or novel technologies. These risks include the possibility that any or all of the Operating Companies' proposed technologies and products will be found to be ineffective or unsafe, that such technologies and products once developed, although effective, are uneconomical to market, that third parties hold proprietary rights that preclude the Operating Companies from marketing such technologies and products or that third parties market superior or equivalent technologies and products.

     The Operating Companies' agreements with their licensors do not contain any representations by the licensors as to the safety or efficacy of the inventions or discoveries covered thereby. The Company is unable to predict whether the research and development activities it is funding through the Operating Companies will result in any commercially viable products or applications. Further, due to the extended testing required before marketing clearance can be obtained from the United States Food and Drug Administration (the "FDA") or other similar agencies, the Company is not able to predict with any certainty, when, if ever, the Operating Companies will be able to commercialize any of their proposed technologies or products.

Government Regulation; No Assurance of Product Approval

     The Company's proposed products and technologies are in very early stages of development. The research, preclinical development, clinical trials, product manufacturing and marketing to be conducted by the Company is subject to regulation by the FDA and similar health authorities in foreign countries. FDA approval of the Company's products, as well as the manufacturing processes and facilities, if any, used to produce such products will be required before such products may be marketed in the U.S. The process of obtaining approvals from the FDA is costly, time consuming and often subject to unanticipated delays. There can be no assurance that approvals of the Company's proposed products, processes or facilities will be granted on a timely basis, or at all. In addition, new government regulations may be established that could delay or prevent regulatory approval of the Company's products under development. Any future failure to obtain or delay in obtaining any such approval will materially and adversely affect the ability of the Company to market its proposed products and the business, financial condition and results of operations of the Company.

     Even if regulatory approval of the Company's proposed products is granted, such approval may include significant limitations on indicated uses for which any such products could be marketed. Further, even if such regulatory approvals are obtained, a marketed drug or device and its manufacturer are subject to continued review, and later discovery of previously unknown problems may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. Failure of the Company to obtain and maintain regulatory approval of its proposed products, processes or facilities would have a material adverse effect on the business, financial condition and results of operations of the Company.

     The Company's proposed products and technologies may also be subject to certain other federal, state and local government regulations, including, but not limited to, the Federal Food, Drug and Cosmetic Act, the Environmental Protection Act, the Occupational Safety and Health Act, and state, local and foreign counterparts to certain of such acts. The Company intends to develop its business to strategically address regulatory needs. However, the Company cannot predict the extent of the adverse effect on its business or the financial and other costs that might result from any government regulations arising out of future legislative, administrative or judicial action.

Dependence on License and Sponsored Research Agreements

     Each Operating Company depends on its license agreements that form the basis of its proprietary technology and certain of the Operating Companies rely on their sponsored research agreements for their research and development efforts. The license agreements that have been entered into by each Operating Company typically require the use of due diligence in developing and bringing products to market and the payment of certain milestone amounts that in some instances may be substantial. Certain of the Operating Companies are also obligated to make royalty payments on the sales, if any, of products resulting from such licensed technology and, in some instances, are responsible for the costs of filing and prosecuting patent applications and maintaining issued patents. As the Company and certain of the Operating Companies do not currently have laboratory facilities, certain research and development activities of each Operating Company are intended to be conducted by universities or other institutions pursuant to sponsored research agreements. The sponsored research agreements entered into and contemplated to be entered into by the Operating Companies generally require periodic payments on an annual or quarterly basis.

     If any Operating Company does not meet its financial, development or other obligations under either its license agreements or its sponsored research agreements in a timely manner, such Operating Company could lose the rights to its proprietary technology or the right to have the applicable university or institution conduct its research and development efforts. If the rights of any Operating Company under its license or sponsored research agreements are terminated, such termination could have a material adverse effect on the business and research and development efforts of the Company and the applicable Operating Company.

Uncertainty Regarding Patents and Proprietary Rights

     The success of Atlantic and of each of the Operating Companies will depend in large part on their, or their licensors`, ability to obtain patents, defend their patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. The patent position of firms relying upon biotechnology is highly uncertain and involves complex legal and factual questions. To date there has emerged no consistent policy regarding the breadth of claims allowed in biotechnology patents or the degree of protection afforded under such patents. The Company relies on certain United States patents and pending United States and foreign patent applications relating to various aspects of its products and processes. All of these patents and patent applications are owned by third parties and are licensed or sublicensed to the Operating Companies. The patent application and issuance process can be expected to take several years and entail considerable expense to the Company, as it is responsible for such costs under the terms of such license agreements. There can be no assurance that patents will issue as a result of any such pending applications or that the existing patents and any patents resulting from such applications will be sufficiently broad to afford protection against competitors with similar technology. In addition, there can be no assurance that such patents will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The commercial success of the Company will also depend upon avoiding infringement of patents issued to competitors. A United States patent application is maintained under conditions of confidentiality while the application is pending, so the Company cannot determine the inventions being claimed in pending patent applications filed by its competitors. Litigation may be necessary to defend or enforce the Company's patent and license rights or to determine the scope and validity of others' proprietary rights. Defense and enforcement of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable to the Company, and can result in the diversion of substantial resources from the Company's other activities. An adverse outcome could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties, or require the Company to alter its products or processes, or cease altogether any related research and development activities or product sales, any of which may have a material adverse effect on Atlantic's and the Operating Companies' respective businesses, results of operations and financial condition.

     The Operating Companies have certain licenses from third parties and in the future may require additional licenses from other parties to develop, manufacture and market commercially viable products effectively. The Company's commercial success will depend in part on obtaining and maintaining such licenses. There can be no assurance that such licenses can be obtained or maintained on commercially reasonable terms, if at all, that the patents underlying such licenses will be valid and enforceable or that the proprietary nature of the patented technology underlying such licenses will remain proprietary.

     The Company relies substantially on certain technologies that are not patentable or proprietary and are therefore available to its competitors. The Company also relies on certain proprietary trade secrets and know-how that are not patentable. Although Atlantic and the Operating Companies have taken steps to protect their unpatented trade secrets and know-how, in part through the use of confidentiality agreements with their employees, consultants and contractors, there can be no assurance that these agreements will not be breached, that Atlantic and the Operating Companies would have adequate remedies for any breach, or that Atlantic's or any Operating Company's trade secrets will not otherwise become known or be independently developed or discovered by competitors.

     The success of the Company is also dependent upon the skills, knowledge, and experience of its scientific and technical personnel. The management and scientific personnel of Atlantic and the Operating Companies have been recruited primarily from other scientific companies, pharmaceutical companies, and academic institutions. In some cases, these individuals may be continuing research in the same areas with which they were involved prior to joining the Company. Although the Company has not received any notice of any claims and knows of no basis for any claims, it could be subject to allegations of violation of trade secrets and similar claims which could, regardless of merit, be time consuming, expensive to defend, and have a material adverse effect on Atlantic's or the Operating Companies' respective businesses, results or operations and financial condition.

Uncertainty of Product Pricing and Reimbursement; Health Care Reform and Related Measures

     The levels of revenues and profitability of pharmaceutical and/or biotechnology products and companies may be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means and the initiatives of third party payors with respect to the availability of reimbursement. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar governmental control. Although the Company cannot predict what legislative reforms may be proposed or adopted or what actions federal, state or private payors for health care goods and services may take in response to any health care reform proposals or legislation may have on its business, the existence and pendency of such proposals could have a material adverse effect on the Company in general. In addition, the Company's ability to commercialize potential pharmaceutical and/or biotechnology products may be adversely affected to the extent that such proposals have a material adverse effect on other companies that are prospective collaborators with respect to any of the Company's product candidates.

     In addition, in both the United States and elsewhere, sales of medical products and services are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. If the Operating Companies succeed in bringing one or more products to the market, there can be no assurance that these products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow the Operating Companies to sell their products on a competitive basis.

Dependence Upon Key Personnel and Consultants

     The Company is highly dependent upon its officers and directors, as well as its Scientific Advisory Board members, consultants and collaborating scientists. The Company has only four full-time employees, each of whom is an officer of the Company, and the loss of any of these individuals would have a material adverse effect on the Company. Although the Company has entered into employment agreements with each of its employees, such employment agreements do not contain provisions which would prevent such employees from resigning their positions with the Company at any time. The Company does not maintain key-man life insurance policies on any of such key personnel. Each of the Company's non-employee directors, advisors and consultants devotes only a portion of his or her time to the Company's business. The loss of certain of these individuals, including Lindsay A. Rosenwald, M.D., a Director of the Company, would have a material adverse effect on the Company.

     The Company and each of the Operating Companies may seek to hire additional personnel. Competition for qualified employees among pharmaceutical and biotechnology companies is intense, and the loss of any of such persons, or the inability to attract, retain and motivate any additional highly skilled employees required for the expansion of the Company's and each of the Operating Company's activities, could have a material adverse effect on the Company or such Operating Company. There can be no assurance that the Company or the Operating Companies will be able to retain their existing personnel or to attract additional qualified employees.

     The Company's scientific advisors are employed on a full time basis by unrelated employers and some have one or more consulting or other advisory arrangements with other entities which may conflict or compete with their obligations to the Company or such Operating Company. Inventions or processes discovered by such persons, other than those to which the licenses may relate, those to which the Company or any of the Operating Companies are able to acquire licenses for or those which were invented while performing consulting services on behalf of the Company or utilizing the Company's facilities, will not become the property of the Company or such Operating Company, but will remain the property of such persons or of such persons' full-time employers. Failure to obtain needed patents, licenses or proprietary information held by others could have a material adverse effect on the Company and such Operating Company.

Competition

     Each Operating Company's proposed business is characterized by intensive research efforts and intense competition. Many companies, research institutes, hospitals and universities are working to develop products and technologies in the Company's fields of research. Most of these entities have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than the Company and the Operating Companies. Certain of such companies have experience in undertaking testing and clinical trials of new or improved products similar in nature to that which the Operating Companies are developing. In addition, certain competitors have already begun testing of similar compounds or processes and may introduce such products or processes before any of the Operating Companies. Accordingly, other companies may succeed in developing products earlier than the Operating Companies or that are more effective than those proposed to be developed by the Operating Companies. Further, it is expected that competition in each Operating Company's field will intensify. There can be no assurance that the Company or the Operating Companies will be able to compete successfully in the future.

Dependence on Others for Clinical Development of, Regulatory Approvals for, and Marketing of Pharmaceutical Products

     Neither the Company nor any of the Operating Companies currently has the resources to directly manufacture, market or sell any of the Operating Companies' proposed products and none of them currently intend to acquire such resources. The Company anticipates that it will in the future enter into collaborative agreements with pharmaceutical and/or biotechnology companies for the development of, clinical testing of, seeking of regulatory approval for, manufacturing of, marketing of, and commercialization of certain of its proposed products. The Company and the Operating Companies may in the future grant to its collaborative partners rights to license and commercialize any products developed under these collaborative agreements, and such rights would limit the Company's and the Operating Companies' flexibility in considering alternatives for the commercialization of such products. Under such agreements, the Company and the Operating Companies may rely on their respective collaborative partners to conduct research efforts and clinical trials on, obtain regulatory approvals for, and manufacture, market and commercialize certain of the Operating Companies' products. The Company expects that the amount and timing of resources devoted to these activities generally will be controlled by each such individual partner. The inability of any of the Operating Companies to acquire such third party manufacturing, distribution, marketing and selling arrangements for such Operating Company's anticipated products will have a material adverse effect on the Company's and such Operating Company's business. There can be no assurance that the Company or any of the Operating Companies will be able to enter into any arrangements for the manufacturing, marketing and selling of its products, or that, if such arrangements are entered into, such future partners will be successful in commercializing products or that the Company or the relevant Operating Company will derive any revenues from such arrangements.

Risk of Product Liability; No Insurance

     Should any of the Operating Companies develop and market any products, the marketing of such products, through third-party arrangements or otherwise, may expose the Company and such Operating Company to product liability claims. Neither the Company nor any of the Operating Companies presently carry product liability insurance. Upon clinical testing or commercialization of the Operating Companies' proposed products, certain of the licensors require that the applicable Operating Company obtain product liability insurance. There can be no assurance that the Operating Companies will be able to obtain such insurance or, if obtained, that such insurance can be acquired in sufficient amounts to protect the Company and such Operating Company against such liability or at a reasonable cost. Certain of the Operating Companies are required to indemnify such Operating Company's licensors against any product liability claims incurred by them as a result of the products developed by such Operating Company. Each Operating Company's licensors have not made, and are not expected to make, any representations as to the safety or efficacy of the inventions covered by the licenses or as to any products which may be made or used under rights granted therein or thereunder.

Control by Existing Stockholders

     Two principal stockholders of the Company beneficially own approximately 32% of the outstanding shares of Common Stock. Accordingly, such holders, if acting together, may have the ability to exert significant influence over the election of the Company's Board of Directors and other matters submitted to the Company's stockholders for approval. The voting power of these holders may discourage or prevent any proposed takeover of the Company.

No Assurance of Identification of Additional Projects

     The Company is engaged in the development and commercialization of biomedical and pharmaceutical products and technologies. From time to time, if the Company's resources allow, the Company may explore the acquisition and subsequent development and commercialization of additional biomedical and pharmaceutical products and technologies. However, there can be no assurance that the Company will be able to identify any additional products or technologies and, even if suitable products or technologies are identified, the Company does not expect to have sufficient resources to pursue any such products or technologies in the foreseeable future.

Certain Interlocking Relationships; Potential Conflicts of Interest

     Three of the five members of the Board of Directors and one of the officers of the Company are directors and/or full-time officers of Paramount Capital, Incorporated, a New York-based venture capital firm specializing in biotechnology companies ("Paramount"). In the regular course of its business, Paramount identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. The Company has entered into several agreements with Paramount pursuant to which Paramount provides financial advisory services to the Company. Generally, Delaware corporate law requires that any transactions between the Company and any of its affiliates be on terms that, when taken as a whole, are substantially as favorable to the Company as those then reasonably obtainable from a person who is not an affiliate in an arms-length transaction. Nevertheless, Paramount is not obligated pursuant to any agreement or understanding with the Company to make any additional products or technologies available to the Company, nor can there be any assurance, and the Company does not expect and purchasers of the securities offered hereby should not expect, that any biomedical or pharmaceutical product or technology identified by Paramount in the future will be made available to the Company. In addition, certain of the officers and directors of the Company may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not in the future have interests in conflict with those of the Company.

No Dividends

     The Company has not paid any cash dividends on its Common Stock since its formation and does not anticipate paying any cash dividends in the foreseeable future. Management anticipates that all earnings and other resources of the Company, if any, will be retained by the Company for investment in its business.

Possible Delisting from Nasdaq and Market Illiquidity

     Although the Common Stock is quoted on Nasdaq, continued inclusion of such securities on Nasdaq will require that (i) the Company maintain at least $2,000,000 in total assets and $1,000,000 in capital and surplus, (ii) the minimum bid price for the Common Stock be at least $1.00 per share, (iii) the public float consists of at least 100,000 shares of Common Stock, valued in the aggregate at more than $200,000, (iv) the Common Stock have at least two active market makers and (v) the Common Stock be held by at least 300 holders. If the Company is unable to satisfy such maintenance requirements, the Company's securities may be delisted from the Nasdaq System. In such event, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter market in the "pink sheets" or the NASD's "Electronic Bulletin Board." Consequently, the liquidity of the Company's securities could be materially impaired, not only in the number of securities that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of the Company, which could result in lower prices for the Company's securities than might otherwise be attained and could also result in a larger spread between the bid and asked prices for the Company's securities.

     In addition, if the Common Stock is delisted from trading on Nasdaq and the trading price of the Common Stock is less than $5.00 per share, trading in the Common Stock would also be subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under such rule, broker/dealers who recommended such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the Securities and Exchange Commission, any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of the Common Stock. There can be no assurance that the Common Stock will not be delisted or treated as penny stock.

Liquidity of Investment

     The Common Stock is traded on the Nasdaq Small Cap market, and the Common Stock lacks the liquidity of securities traded on the principal trading markets. Accordingly, an investor may be unable to promptly liquidate an investment in the Common Stock.

Possible Volatility of Stock Price.

     The market price of the Company's common stock, like the stock prices of many publicly traded biotechnology and smaller pharmaceutical companies, has been and may continue to be highly volatile.

Environmental Regulation.

     In connection with its research and development activities, the Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. Although the Company believes that it has complied with these laws and regulations in all material respects and has not been required to take any action to correct any noncompliance, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental and health and safety regulations in the future.

Possible Adverse Effect of Shares Eligible for Future Sale

     788,951 of the shares of Common Stock of the Company currently outstanding are "restricted securities," and such shares are owned by "affiliates" (the "Selling Stockholders") of the Company, as those terms are defined in Rule 144 promulgated under the Securities Act. The Company's officers, directors and certain stockholders, including the Selling Securityholders, have agreed not to sell or otherwise dispose of any of their shares of Common Stock now owned or issuable upon the exercise of warrants for a period of 18 months from the date of the Company's initial public offering on December 14, 1995 or such longer period as may be required by applicable state securities laws, without the prior written consent of Joseph Stevens & Company, L.P., the underwriter that managed the Company's initial public offering (the "Underwriter"). Absent registration under the Securities Act, the sale of such shares is subject to Rule 144 as promulgated under the Securities Act. The Selling Securityholders are subject to the 180-day lock-up described above, but may commence selling their securities at any time, provided prior consent is given by the Company. Finally, the Company has granted unlimited "piggy-back" and two S-3 registration rights per year to certain stockholders with respect to such shares of Common Stock and any shares of Common Stock purchased in the future by such investors, which shares will be subject to the 180-day lock-up described above. Finally, the Company has granted to holders of the Warrants issued to the Underwriter in connection with the initial public offering the right on two occasions (one at the expense of the Company) to file a registration statement under the Securities Act covering the securities underlying such Warrants and the additional right to include such securities in any registration filed by the Company under the Securities Act.

     The Company has sold to the Underwriter, for nominal consideration, 165,000 Warrants, each to purchase one Unit (consisting of one share of Common Stock and a warrant to purchase one share of Common Stock at an exercise price of $6.05) at a purchase price per Unit equal to $6.60 per Unit, exercisable over a period of four years commencing December 14, 1996. As long as the Warrants remain unexercised, the terms under which the Company could obtain additional capital may be adversely affected.

     No prediction can be made as to the effect, if any, that sales of Units, Warrants and/or Common Stock or the availability of such securities for sale will have on the market prices prevailing from time to time for the Units, the Warrants and/or the Common Stock. Nevertheless, the possibility that substantial amounts of such securities may be sold in the public market may adversely affect prevailing market prices for the Company's equity securities, and could impair the Company's ability to raise capital in the future through the sale of equity securities.

Antitakeover Effects of Provisions of The Certificate of Incorporation and Delaware Law

     Atlantic's Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of "blank check" Preferred Stock. The Board of Directors has the authority to issue the Preferred Stock in one or more series and to fix the relative rights, preferences and privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders of the Company. The issuance of Preferred Stock with voting and conversion rights may adversely affect the voting power of the holders of the Common Stock, including the loss of voting control to others.

     The Company is subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that such stockholder became an interested stockholder. In general, Section 203 defines an interested stockholder as any entity or person beneficially owning 15% or more of the outstanding voting stock of the corporation and any entity or person affiliated with or controlling or controlled by such entity or person. The foregoing provisions could have the effect of discouraging others from making tender offers for the Company's shares and, as a consequence, they also may inhibit fluctuations in the market price of the Company's shares that could result from actual or rumored takeover attempts. Such provisions also may have the effect of preventing changes in the management of the Company.

Part Two - Other Information

Item 4. Submission of matters to a vote of security holders

     The Company's annual meeting of stockholders was held on July 24, 1996 upon notice. Total shares voted were 1,892,353 out of 2,663,720 entitled to vote.

     Matters voted on:

     1.   Election of directors:                   for              withheld
                                                   ---              --------
          Jon D. Lindjord                          1,892,353             0
          John K.A. Predergast, Ph.D.              1,892,348             5
          Steve H. Kanzer                          1,892,348             5
          Lindsay A. Rosenwald, M.D.               1,892,353             0

          Accordingly following the July 24, 1996 meeting the Board of Directors was re-elected in its entirety.

     2. To approve an amendment to the Company's 1995 Stock Option Plan (a) to increase the total number of shares authorized for issuance thereunder by 300,000 shares to a total of 950,000 shares. (b) to increase the number of shares subject to option that a non-employee board member is automatically granted thereunder on the initial date of election or appointment to the Board from 5,000 shares to 10,000 shares and (c) commencing with this year's annual meeting to increase the number of shares subject to an option that a continuing non-employee Board member is automatically granted thereunder on the date of each annual meeting from 1,000 shares to 2,000 shares.

          For              Against              Abstain              Not voted
          ---              -------              -------              ---------
          1,007,140        41,805               12,600               830,808
          ---------        ------               ------               -------

     3. To ratify the Board of Director's selection of KPMG Peat Marwick LLP to serve as the Company's independent auditors for the year ending December 31, 1996.

                    For                 Against               Abstain
                    ---                 -------               -------
                    1,892,112           240                   1
                    ---------           ---                   -

Item 5. Other information

     a. Effective August 14, 1996 Yuichi Iwaki, M.D., Ph.D., was appointed to a new seat on the Company Board of Directors.This appointment brings the total membership on Atlantic's Board of Directors to five. In addition Dr. Iwaki was retained as a consultant and will assume the position of the Chairman of the Scientific Advisory Board of the Company. Dr. Iwaki will perform his services as an independent contractor and not as an employee of the Company. (See exhibit 10.17)

          Dr. Iwaki, 46, is the Director, Transplantation Immunology and Immunogenetics Laboratory in the Department of Urology at the University of Southern California and is a Professor of Urology, Surgery and Pathology at the University of Southern California School of Medicine. Prior to joining Atlantic's Board of Directors, he held various academic appointments at the University of Southern California School of Medicine, the University of Pittsburgh, the University of California, Sapporo Medical School, Nihon University School of Medicine, and Tokai School of Medicine. Dr. Iwaki has also held various management positions at hospitals and laboratories, including the University of Southern California, Sharp Memorial Hospital, and University Presbyterian Hospital. He received his M.D. and Ph.D. from Sapporo Medical School in Japan.

     b. The Company entered into an agreement with Paramount Capital, Incorporated ("Paramount") effective April 15, 1996 pursuant to which Paramount will on a non-exclusive basis render financial advisory services to the Company. Dr. Lindsay A. Rosenwald, M.D., a director of the Company, is the Chairman and Chief Executive Officer of Paramount. ( See exhibit 10.15 ). Two warrants exercisable for shares of the Company's common stock were issued to Paramount in connection with this agreement. (See exhibits 10.19 and 10.20).

     c. The Company entered into an agreement effective June 23, 1996 with UI USA, the U.S. subsidiary of the merchant bank of Credit Agricole, the second largest banking house in Europe, and Paramount to represent Atlantic's technologies to leading European pharmaceutical and biomedical companies.

          Credit Agricole has over $350 billion in assets and recently acquired control of Indosuez, another large French bank. UI USA, Inc. is the New York based, US arm of Credit Agricole's merchant bank, Union d'Etudes et d'Investissements (UI), based in Paris. UI invests in private companies in Europe, and also advises European companies on mergers, acquisitions, private placements and strategic alliances. UI USA, similarly, advises US companies which hope to acquire or merge with a European company, or set up a joint or strategic alliance in Europe. (See exhibit 10.16 ).

     d. On August 15, 1996 two mutual funds managed by the Dreyfus Corporation purchased an aggregate of 250,000 shares of Atlantic's common stock at a 15 percent discount to market. As a result of these purchases, these funds now own approximately 8 percent of Atlantic's Common Stock. ( See item 6 b ). A warrant exercisable for shares of the Company's common stock was issued to Paramount in connection with the private placements. (See exhibit 10.21).

Item 6. Exhibits and reports on form 8-K

a.   Exhibits

10.  Material Contracts

     (a) Financial advisory services between the Company and Paramount Capital, Incorporated. (Dated April 15,1996).

     (b) Financial services agreement between the Company and UI USA, Inc. and Paramount Capital,Inc.

     (c)  Consulting agreement between the Company and Yuichi Iwaki, M.D., Ph.D.

     (d)  1995 Stock Option Plan as amended.

     (e)  Warrant to Paramount to purchase 25,000 common stock.

     (f)  Warrant to Paramount to purchase 25,000 common stock.

     (g)  Warrant to Paramount to purchase 12,500 common stock.

27.  Financial Data Schedule

b.   Form 8-K Reports

     On August 30, 1996 the Company filed a report on Form 8-K stating that the Company had, pursuant to a private placement, issued 140,000 and 110,000 shares of its common stock to Dreyfus Growth and Value Funds, Inc. and Premier Strategic Growth Fund in consideration of $ 856,100 and $ 672,650, respectively.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf.


Atlantic Pharmaceuticals, Inc.

September 30, 1996



                                   Jon D. Lindjord
                              -------------------------------
                              Jon D. Lindjord
                              Chief Executive Officer and President


                                   Shimshon Mizrachi
                              -------------------------------
                              Shimshon Mizrachi
                              Controller
                              Principal Accounting and Financial Officer

                                  EXHIBIT INDEX

Exhibit No.              Description
-----------              -----------

10.15 Financial agreement between the Company and Paramount dated September 4,1996 (effective Date of April 15,1996)

10.16 Financial agreement between the Company, Paramount and UI USA dated june 23,1996

10.17 Consultancy agreement between the Company and Yuichi Iwaki dated July 31,1996

10.18     1995 Stock Option Plan, as amended.

10.19     Warrant to purchase to Paramount for 25,000 shares

10.20     Warrant to purchase to Paramount for 25,000 shares

10.21     Warrant to purchase to Paramount for 12,500 shares

27.1      Financial Data Schedule