Form 10QSB/A
period 1996-09-30
ATLANTIC PHARMACEUTICALS INC
filed 1996-11-19
CIK 1001316

================================================================================

                                  United States
                       Securities and Exchange Commission

                               Washington DC 20549

            ---------------------------------------------------------
                                   Form 10-QSB/A
            ---------------------------------------------------------

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

--------------------------------------------------------------------------------------------------------------------
Assets                                                                        September 30, 1996   December 31, 1995
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

November 18, 1996



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