Form 10KSB
period 1996-12-31
ATLANTIC PHARMACEUTICALS INC
filed 1997-03-31
CIK 1001316

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
[ X ] Annual Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended December 31, 1996
                                       OR
[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from______________ to____________________

                        Commission File Number  0-100316
-------------------------------------------------------------------------------

                         ATLANTIC PHARMACEUTICALS, INC.

               ( Exact name of issuer as specified in its charter)
         DELAWARE                                           36-3898269
-------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1017 Main Campus Drive, Suite 3900, Raleigh, North Carolina              27606
-----------------------------------------------------------            ---------
(Address of principal executive offices)                               Zip Code

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class                   Name of each exchange on which registered
--------------------------------      -----------------------------------------
Units, each consisting of one
share of Common Stock
and one Redeemable Warrant            Nasdaq SmallCap Market
Common Stock, $.001 par value         Nasdaq SmallCap Market
Redeemable Warrants                   Nasdaq SmallCap Market


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    YES [X]    NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB . [ ]

The issuer's revenues for the year ended December 31, 1996 was   $97,644

As of March 19 ,1997 there were 2,913,720 outstanding shares of common stock, par value $.001 per share.

The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer on March 19, 1996 based on the closing sales price of the stock as quoted by the Nasdaq SmallCap Market on such date was $14,342,191.

Documents incorporated by reference: The issuer's definitive Proxy statement for its 1997 annual meeting of stockholders is incorporated by reference in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format:   YES [ ]     NO  [X]

PART I

ITEM 1- BUSINESS


              Atlantic Pharmaceuticals, Inc. ("Atlantic" or the "Company") is engaged in the development of biomedical and pharmaceutical products and technologies. The Company's strategy consists of: (i) identifying university-based research projects and other developing technologies in the medical and biomedical field that it believes have potential commercial viability and address significant unmet market needs which, if successful, have the potential to be market leaders; (ii) funding research and development of such projects in exchange for licenses or other rights to commercialization of such technologies; and (iii) attempting to commercialize such technology through the Company's own resources, by sublicensing such technology or by entering into agreements with one or more pharmaceutical or biomedical companies for clinical development, manufacturing and marketing of such products. The Company believes that it can play a role in bridging the clinical development gap between basic research and commercial distribution channels through sale or sublicense of the products or technology to other pharmaceutical or biomedical companies.

              The Company has identified and acquired four licenses to develop products and technologies which the Company believes may be useful in the treatment of a variety of diseases, including cancer, infection, ophthalmic disorders, inflammation, cardiovascular diseases and dermatological conditions. The primary focus of the Company's activities for the foreseeable future will be the research and development of these proposed products and technologies. Currently, all of the Company's products and technologies are in early stages of development and no assurance can be given as to the successful development, production or commercialization of any of the Company's proposed products or technologies. From time to time, if the Company's resources allow, the Company may explore the acquisition and subsequent development and commercialization of additional biomedical and pharmaceutical products and technologies consistent with the foregoing strategy. The Company does not expect to have sufficient resources to pursue any such additional products or technologies in the foreseeable future.

OVERVIEW OF THE CORPORATE STRUCTURE

              The Company's products and technologies under development currently are each held by the Company or by one of its three majority-owned subsidiary operating companies that are managed by the Company: Optex Ophthalmologics, Inc., a Delaware corporation ("Optex"), Gemini Technologies, Inc., a Delaware corporation ("Gemini"), and Channel Therapeutics, Inc., a Delaware corporation ("Channel") (collectively, the "Operating Companies"). By providing a centralized management team to oversee the transition of products and technologies from the preclinical development stage to commercialization, the Company intends to minimize administrative costs, thereby maximizing capital available for research and development. In addition, Atlantic intends to budget and monitor funds and other resources among itself and the Operating Companies, thereby providing the Company with the flexibility to allocate resources among products and technologies based on the progress of individual projects. The Company has four Scientific Advisory Boards composed of scientists who provide advise to the Company on its four platform technologies.

TECHNOLOGY APPLICATIONS AND PRODUCT CANDIDATES

              THE CT-3 TECHNOLOGY (ATLANTIC PHARMACEUTICALS, INC.)

Background

              Inflammation is an integral part of the body's response to, and healing of, injury to cells. Pain and swelling, which are cardinal signs of inflammation, occur when cells release hormone-like substances called prostaglandins in response to arthritis, bronchial asthma, physical damage or infection. Currently available analgesic (anti-pain) and anti-inflammatory drugs include narcotics, non-narcotic analgesics, corticosteroids and nonsteroidal anti-inflammatory drugs ("NSAIDs").

              Although highly effective as analgesics, the usefulness of narcotics is limited by their addictive potential and their adverse respiratory and circulatory effects. In contrast, non-narcotic analgesics are relatively free from adverse side-effects but, due to their low potency, have limited usefulness in cases of severe and/or chronic pain.

              Use of corticosteroids, which are highly effective as anti-inflammatory agents, is limited by their severe side effects. The utility of corticosteroids is limited in the short-term by the total suppression of underlying disease symptoms, such as infections, that can continue undetected. Furthermore, prolonged use can result in degradation of body tissue, causing, for example, steroid induced osteoporosis. NSAIDs, such as aspirin, ibuprofen and indomethacin, are generally safer for long-term administration, but they too can cause significant side effects. NSAIDs prevent pain and inflammation by inhibiting the enzyme which permits the body to make prostaglandins. However, most NSAIDs have the side effect of inhibiting the production of protective prostaglandins in the gut, thereby exposing chronic users to the increased risk of ulcer formation and gastrointestinal bleeding. (See the Table below). Current estimates place hospitalizations in excess of 200,000 per year and deaths from NSAID-induced gastropathy in excess of 10,000 per year on a world-wide basis. Moreover, it has been estimated that 25% of all patients undergoing chronic NSAID therapy develop some degree of ulceration.


=============================================================================================================
RELATIVE RISK OF GASTRO-INTESTINAL BLEEDING WITH CURRENT NSAIDS (1)
                                                                                -----------------------------
                                                                                  Relative Risk of
NSAIDs in Current Use                                                             GI Bleeding
                                                                                -----------------------------
Azapropazone                                                                      23.4
                                                                                -----------------------------
Piroxicam                                                                         18.0
                                                                                -----------------------------
Multiple NSAIDs                                                                   8.9
                                                                                -----------------------------
Indomethacin                                                                      6.3
                                                                                -----------------------------
Ketoprofen                                                                        5.4
                                                                                -----------------------------
Diclofenac                                                                        3.9
                                                                                -----------------------------
Naproxen                                                                          3.1
                                                                                -----------------------------
Ibuprofen                                                                         2.9
                                                                                -----------------------------
Other                                                                             2.9
                                                                                -----------------------------
No use                                                                            1.0
=============================================================================================================

Adapted from Lancet, March 26, 1994

1) The table sets forth the relative risk posed by the use of the listed NSAIDs in chronic NSAID therapy as compared to a base line of no use (assigned value of 1.0), as noted in the table.

2) Metenamic Acid, Fenbuten, Fenoprofen, Flurbiprofen, Diflunisal, Sulindac, Tenoxicam, Tiaprofenic Acid, Etodolac and Nabumetone.

         Although a major focus of pharmaceutical research for many years has been the development of safe, powerful anti-inflammatory drugs, no such universally applicable and safe drug has been developed. Despite the foregoing complications of chronic use of NSAIDs, in 1994 U.S. prescription sales of NSAIDs exceeded $1.4 billion.

The CT-3 Technology and its Application

     The Company has acquired an exclusive, worldwide license to a U.S. patent and corresponding foreign applications covering a group of compounds, one of which, "CT-3," the Company believes may be useful in the treatment of pain and inflammation based upon its analgesic and anti-inflammatory properties and its potential for a reduced side effect profile as compared to current anti-inflammatory drugs.

                  The Company is developing CT-3, a 1,1-dimethyheptyl derivative of the carboxylic tetrahydrocannabinol (THC-7C), and the Company believes CT-3 may have an improved safety profile in comparison to traditional NSAIDs. Animal studies have shown that CT-3 lacks the ulcerogenic side effects of NSAIDs. Animal studies using dosages significantly higher than the anticipated therapeutic dose of CT-3 have indicated a lack of central nervous system side effects, and the Company believes that CT-3 provides analgesic and anti-inflammatory effects without the psychoactive effects of THC-7C. Because CT-3 is derived from THC-7C, which lacks the ulcerogenic effects of NSAIDs, the Company believes that CT-3 will also lack the ulcerogenic effects of NSAIDs. In addition, preliminary cellular and animal studies have shown CT-3 to be a more potent anti-inflammatory agent than THC-7C, exhibiting analgesic and anti-inflammatory effects at microgram doses. Recent data comparing CT-3 to a placebo show a significant reduction of inflammation in an animal arthritis model. The preliminary data on CT-3 makes it an attractive candidate for development as an analgesic and anti-inflammatory agent with the potential to overcome the major side effects of traditional NSAIDs. Initially, the Company intends to explore the development of oral and injectable formulations of CT-3 as a treatment for pain and inflammation associated with arthritis and an aerosol formulation of CT-3 as a treatment for inflammation associated with bronchial asthma. The Company believes that it is not yet known whether this compound is more clinically efficacious than traditional NSAIDs.

Research and Development Activities

         The Company may seek one or more corporate partners to clinically evaluate CT-3 for analgesic and anti-inflammatory indications. No assurance can be given that the Company will be able to secure such a partner on terms favorable to the Company, if at all. In vivo experiments are being conducted to determine comparative activity of the CT-3 compound to that of several comparative agents. Toxicology studies leading to an IND program are planned to begin in 1997.

Proprietary Rights

         The Company has an exclusive worldwide license to a U.S. patent and corresponding foreign applications covering a group of compounds, including CT-3, from Dr. Sumner Burstein (the "Burstein License"). The Burstein License extends until the expiration of the underlying patent rights. The issued U.S. patent expires in 2012. The Company has the right under the Burstein License to sublicense its rights thereunder. The Burstein License provides for the payment of royalties by the Company to Dr. Burstein based on sales of products and processes incorporating technology licensed under the Burstein License and a percentage of any income derived from any sublicense of the licensed technology. Furthermore, pursuant to the terms of the Burstein License, the Company must satisfy certain other terms and conditions in order to retain its license rights thereunder. If the Company fails to comply with certain terms of the Burstein License, its license rights under the Burstein License could be terminated. See "Risk Factors -- Dependence on License and Sponsored Research Agreements."

         THE CATAREX TECHNOLOGY (OPTEX OPHTHALMOLOGICS, INC.)

Background

         One of the most common disorders of aging is the development of a cataract, or a clouding of the normally clear crystalline lens inside the eye, resulting in either increased glare, decreased vision or both. Cataracts progressively degrade visual acuity, eventually requiring surgical extraction of the affected lens to restore vision. Cataracts may exist at birth, result from aging or may be caused by injury or disease. Cataract surgery is currently the most frequently performed surgical procedure in the United States among persons over the age of 60. Each year, approximately 3.6 million cataract procedures are performed worldwide (approximately one-third in the United States). The Company anticipates that, in light of the demographics of an aging population, the number of procedures performed annually will increase during the next 15 years.

         Currently there are two principal technologies that are widely used for cataract removal: extracapsular cataract extraction ("ECCE") and Phacoemulsification ("Phaco"). Until recently, the majority of cataract procedures were done as ECCE which is generally a simple and reliable procedure that is applicable to all densities of cataracts. The ECCE procedure requires direct surgical extraction of the entire lens nucleus in one step through an approximately 11 millimeter ("mm") incision in the eye and an approximately 6mm opening in the lens capsule contained inside the eye. The residual cortical material (the softer material that surrounds the lens nucleus) is then removed using a mechanical irrigation/aspiration device. Following complete removal of the lens, an intraocular synthetic polymer lens is inserted into the eye and placed in the remaining portion of the lens capsule. Although an effective procedure, ECCE has a number of disadvantages, including significant surgery time, post-operative recovery time and visual rehabilitation time. Phaco is an ultrasound fragmentation of the lens nucleus performed through an approximately 3mm to 5mm surgical incision in the eye, and a slightly smaller opening in the lens capsule than that used in ECCE. In the Phaco procedure the surgeon uses an ultrasound handpiece to sculpt or carve out the lens nucleus. Phaco is less invasive than ECCE, allowing for faster recovery and improved post-operative outcome by reducing astigmatism induced by wound healing. Phaco, however, also has disadvantages, including the need for substantial training and skill in order to perform the procedure. In addition, the ultrasound energy and stray fragments of the lens nucleus resulting from the Phaco procedure can damage the cells that line the inner layer of the cornea resulting in the degeneration of such layer.

The Catarex Technology and its Applications

         The Company is developing the Catarex technology to overcome the limitations and deficiencies of traditional ECCE and Phaco cataract extraction techniques. Catarex removes the lens nucleus and cortex in a single step through a small incision in the eye while leaving the lens capsule functionally intact. The Catarex device is inserted into the eye through an approximately 3mm incision and advanced into the lens capsule through a 1.5mm incision. Once positioned in the lens capsule, the device is activated and the lens nucleus and cortex are removed through the action of fluid vortex forces drawing the lens material to the device where it is mechanically emulsified and aspirated. Following lens removal, the incision in the lens capsule is slightly enlarged and a new synthetic lens is then placed into the lens capsule.

         The Company believes that Catarex will provide several advantages over existing technologies which should enhance acceptance by the ophthalmologic community. If successfully developed, Catarex will allow the entire cataract, including the lens nucleus and cortex, to be removed simultaneously through incisions in the eye and anterior lens capsule that will be smaller than the incisions required by either the ECCE or the Phaco procedures. The Company anticipates that the smaller incision in the eye will reduce operative and post-operative time and trauma, thus hastening visual recovery. This shortened recovery time could prove to be an advantage for patients and especially important in an era of managed care and cost containment. In addition, the anterior capsule of the lens is expected to remain functionally intact, thereby shielding the cells that line the inner surface of the cornea from unwanted damage. The Catarex technology is expected to be easy to learn because the operating principles of the device eliminate the need for skill-intensive sculpting, which is required in the Phaco procedure. It is anticipated that the Catarex handpiece will simply be inserted into the lens capsule and the cataract will be removed in a matter of minutes.

Research and Development Activities

         The feasibility of Catarex has been demonstrated in ex vivo bovine, porcine and human cataract lens preparations. In these studies the lens was removed intact from the test eye and studied in a special system developed by Optex's scientific founders. These studies demonstrated complete, effective and rapid removal of the lens nucleus and cortical material through a 2mm to 3mm puncture in the anterior lens capsule. Using a clinical prototype of the Catarex device, Optex recently completed an in vivo study conducted in a porcine model that demonstrated rapid and complete removal of the lens, and a pathology study found this lens removal had no observed adverse effects on the structure of the eye. Optex has completed work on a functional clinical prototype of the Catarex device. The Company expects the preclinical work on this product to be completed in 1997 and, if successful, a 510(k) application will be filed as soon as practicable thereafter.

Proprietary Rights

     Pursuant to an assignment agreement with the inventor and certain other individuals and a corporation to which the inventor had previously assigned rights, Optex owns two U.S. patents and corresponding foreign applications covering Catarex and its method of use for cataract removal. See "Risk Factors -- Dependence on License and Sponsored Research Agreements."

         2-5A CHIMERIC ANTISENSE TECHNOLOGY (GEMINI TECHNOLOGIES, INC.)

Background

         Physiological functions of humans and microorganisms are carried out by proteins. For example, in infectious diseases, proteins of invading organisms carry out the infectious process, and in many malignancies, it is the presence of a defective protein that causes a cell's abnormal growth. The instructions to produce the approximately 100,000 different proteins in the human body are stored in the cell's nucleus in the form of DNA. DNA contains the information that is the blueprint for protein molecules. In order to produce a protein, a cell must first copy or transcribe the relevant information from the DNA into a messenger ribonucleic acid ("mRNA") molecule. Such information is represented by the precise sequence, or arrangement, of the nucleotide chain comprising the mRNA molecule. Once the information is transcribed into an mRNA molecule, it is transported out of the cell's nucleus into the cytoplasm where, by a process known as translation, the information encoded by the mRNA is used to synthesize a protein.

         One of the key properties of short nucleotide chains
("oligonucleotides") is the ability of complementary sequences ("sense" and "antisense") to bind to each other. This process is highly specific, with the specificity being determined by the sequence of the oligonucleotides involved.

         The use of antisense molecules as therapeutics is a relatively new and experimental concept. Generally, antisense therapeutics use oligonucleotides (the antisense) to alter the production of disease-causing proteins by binding to specifically targeted strands of mRNA (the sense). In a disease condition, it is the information encoded by the mRNA that is utilized to synthesize the disease-causing proteins. By utilizing the sequence of the target mRNA, an antisense molecule (an "antisense oligonucleotide") capable of binding to the target mRNA can be designed. The effect of this binding is to block the ability of the mRNA to produce such disease-causing proteins. The mRNA which is complexed with the antisense may then be gradually degraded by enzymes known as ribonucleases (RNases) or the antisense may directly impair the ability of the mRNA to be decoded into protein. To date, no such therapeutics have been approved by the FDA but several compounds are being utilized in human clinical trials by other companies.

The 2-5A Chimeric Antisense Technology and its Application

         Gemini is developing a novel antisense technology that combines a type of 2'-5' oligoadenylate (2-5A) with standard antisense compounds to form a chimeric molecule (the "2-5A Chimeric Antisense Technology"). Gemini has licensed a U.S. patent and related patent applications as well as corresponding foreign applications relating to this technology from The Cleveland Clinic Foundation (the "Cleveland Clinic"). Two of the key components of the 2-5A system are 2-5A, a short oligoadenylate, and 2-5A-dependent ribonuclease L (RNase L), an enzyme. RNase L, found in most human cells, becomes activated after interacting with a 2-5A molecule; RNase L then rapidly degrades mRNA.

         2-5A Chimeric Antisense Technology is based on utilizing the 2-5A activation of RNase L and the specificity of antisense oligonucleotides. By coupling a 2-5A molecule with a specific antisense oligonucleotide, a chimeric molecule is formed that has the capacity to target specific mRNA for rapid destruction. The Company believes that targeted destruction of specific mRNA together with the catalytic activity of 2-5A dependent RNase L will make 2-5A Chimeric Antisense Technology therapeutics more efficacious than antisense compounds under development by other companies. The catalytic properties of the 2-5A Chimeric Antisense Technology increases the rate at which the targeted mRNA molecule is degraded. Furthermore, 2-5A Chimeric Antisense Technology has been shown to cause the catalytic decay of mRNA by purified 2-5A dependent RNase L in in vitro assays. The Company believes that the specificity and catalytic properties of the 2-5A Chimeric Antisense Technology represent an improvement over existing antisense therapeutics under development by other companies. In addition, the Company believes that its 2-5A Chimeric Antisense Technology may be useful in conjunction with such antisense therapeutics under development by third parties.

         The Company is currently assessing the feasibility of targeting its 2-5A Chimeric Antisense Technology as a therapeutic for a number of disease conditions, including respiratory syncytial virus (RSV), chronic myelogenous leukemia and conditions modulated by 5-alpha reductase (such as androgenic alopecia and acne vulgaris).

Research and Development Activities

         Gemini's scientific founders, while conducting research at The National Institutes of Health ("NIH") and the Cleveland Clinic, have been able to exploit the 2-5A system to amplify the inhibitory effect of conventional antisense oligonucleotides on protein synthesis. Dr. Robert Silverman at the Cleveland Clinic is directing a research program that is working toward the in vitro optimization of catalytic and kinetic parameters for the destruction of mRNA and the targeted degradation of mRNA in cellular models of human disease. If such in vitro studies prove successful, the Company intends to initiate pre-clinical animal studies in mid-1997 to evaluate the 2-5A chimeric antisense molecules as potential human therapeutics. Gemini pays Dr. Silverman an annual consulting fee in connection with the research program at the Cleveland Clinic. In addition, pursuant to the terms of an agreement, effective January 1995, between Gemini and the Cleveland Clinic covering the terms of the sponsored research program, Gemini made periodic payments to the Cleveland Clinic of approximately $25,000 per month. In addition, in January 1995 Gemini entered into a Cooperative Research and Development Agreement (the "CRADA") with the NIH under the direction of Dr. Paul Torrence, one of the scientific founders of Gemini. This ongoing program is directed towards the optimization and improvements of the chemical synthesis of the 2-5A chimeric antisense compounds. Gemini is currently obligated to make periodic payments of approximately $15,000 per month to the NIH for the CRADA program, as well as to pay an aggregate of approximately $16,000 per month to three consultants who contribute to the CRADA program. The parties are working to establish a new budget for the CRADA program for the calendar year 1997. If Gemini fails to make such payments in accordance with the terms of the CRADA or the parties are unable to agree on the terms of the CRADA for any succeeding year, the NIH may terminate the agreement and no further research would be performed thereunder. See "Risk Factors -- Dependence on License and Sponsored Research Agreements."

Proprietary Rights

         Gemini has an exclusive worldwide sublicense from the Cleveland Clinic (the "Cleveland License") to a U.S. patent and related patent applications as well as corresponding foreign applications relating to 2-5A Chimeric Antisense Technology and its use for selective degradation of targeted mRNA. The rights exclusively licensed by Gemini include rights obtained by the Cleveland Clinic through an interinstitutional agreement (the "Interinstitutional Agreement") with the NIH, the co-owner of the patent rights. The duration of the Cleveland License extends until the expiration of the underlying patent rights. The Cleveland License provides for the payment of royalties by Gemini to the Cleveland Clinic based on sales of products and processes incorporating technology licensed under the Cleveland License. Gemini has the right to sublicense its rights under the Cleveland License, subject to the approval of the NIH and provided that any sublicensee agrees to be bound by certain terms of the Cleveland License. A percentage of any income derived from any sublicense of the licensed technology will be paid to the Cleveland Clinic. Pursuant to the terms of the Cleveland License, Gemini must satisfy certain other terms and conditions in order to retain its license rights thereunder. These include, but are not limited to, funding the research and development of the 2-5A Chimeric Antisense Technology at the Cleveland Clinic and at the NIH, currently estimated to total $1,000,000 to $3,000,000, payable over a period of five years, and an obligation to use reasonable best efforts to bring products developed under the Cleveland License to market. The Company and the Cleveland Clinic are currently involved in a discussion concerning their respective rights and obligations under the terms of the Cleveland license as well as the related sponsored research agreement. Although the Company does not view these issues as material, if the discussion is not resolved and the issues were deemed material, then the Cleveland Clinic would have the right to terminate the Cleveland license. Such termination would have a material adverse effect on the development of the Company's 2-5A Chimeric Antisense technology. A failure by the Cleveland Clinic to discharge its obligations to the NIH under the Interinstitutional Agreement, including an obligation by the Cleveland Clinic and Gemini to take effective steps to achieve practical application of the licensed technology, could have an adverse effect on the Cleveland License. In addition, pursuant to the sponsored research agreement, Gemini will have an exclusive license under the Cleveland License to any patentable technology related to the 2-5A Chimeric Antisense Technology developed under the sponsored program, and such license will be subject to the same terms as the Cleveland License including the payment of royalties. See "Risk Factors -- Dependence on License and Sponsored Research Agreements."

         THE CYCLODEXTRIN TECHNOLOGY (CHANNEL THERAPEUTICS, INC.)

Background

         Growth factors are protein molecules that bind to cell surface receptors initiating a signal that can result in cell growth and differentiation. Growth factors regulate a variety of physiological and developmental processes, and their aberrant expression is associated with a number of disease conditions. Restenosis and late vein graft failure are two diseases caused by the inappropriate expression of growth factors which result in smooth muscle proliferation and migration. Restenosis is the renarrowing of the blocked arteries after opening by balloon angioplasty; late vein graft failure is often caused by a narrowing of a grafted blood vessel following bypass surgery. In both restenosis and late vein graft failure, growth factor induced smooth muscle cell accumulation in the inner part of the vessel wall is thought to play a pathological role.

         Restenosis occurs in approximately 25% to 40% of patients within six months of undergoing coronary angioplasty. Vein graft wall thickening is a universal response to bypass surgery and in some patients causes severe narrowing of the affected vein or artery causing a late failure rate of approximately 50%. According to the American Heart Association/The 1995 Statistical Supplement Heart & Stroke Facts, more than 350,000 coronary angioplasties and approximately 450,000 bypass surgeries are performed annually in the United States. There are no currently available United States Food and Drug Administration (the "FDA") approved therapeutics for the treatment of restenosis or late vein graft failure. Several companies are currently marketing vascular stents, which are metal-based devices that are designed to prevent restenosis through the mechanical support of the previously blocked blood vessel. Although recent studies have demonstrated that stenting has a superior early anti-restenosis effect compared with balloon angioplasty, smooth muscle growth around the stents continues to result in late restenosis. In addition, the Company is aware of several competitors that are employing several different approaches to develop therapeutics for the treatment of restenosis and late vein graft failure.

The Cyclodextrin Technology and its Applications

         Channel has licensed from the University of Pennsylvania ("Penn") a patent and patent applications covering the use of anionic cyclodextrins and derivatives thereof and such cyclodextrins combined with other therapeutic agents (the "Cyclodextrin Technology") for the treatment of restenosis and late vein graft failure and, potentially, for the treatment of ophthalmic disorders.

         Cyclodextrins are a class of small, electrically neutral carbohydrate molecules. Cyclodextrins as a class have been characterized by attributes which cast serious doubt on their potential uses in medicine, namely low water solubility, which can result in marked toxicity to the kidneys, and by their tendency to destroy red blood cells.

         The Company believes that these candidate compounds, which are anionic sulfated derivatives of a cyclodextrin, may have the capability of interacting with proteins ("growth factor proteins") and altering their action on cellular proliferation. Channel is currently developing such cyclodextrin derivatives and has shown that they are absorbable through the gut, potentially making them orally active agents for the prevention of restenosis and late vein graft failure following vascular procedures. In addition, the Company anticipates that these derivatives will manifest very limited, if any, potential for toxicity to the kidneys, due to their high water solubility.

         If successfully developed, the Company believes that such a compound could become an important oral, parenteral and/or topical treatment for restenosis. Channel is also exploring other sulfated cyclodextrin compounds. In addition, Channel is exploring the feasibility and efficacy of coating vascular stents with one of Channel's proprietary sulfated cyclodextrin compounds. Channel is developing other formulations of the Cyclodextrin Technology which could be applied at the point and time of angioplasty or bypass surgery.

Research and Development Activities

         In January 1996 Channel funded a contract research program at Penn. The program has an approximate duration of 18 months with a budget of approximately $400,000. The program focuses on (i) the further pre-clinical animal testing of sulfated beta-cyclodextrins (the CT-1 and CT-2 compounds) and (ii) the design, synthesis, purification, analysis and characterization of novel cyclodextrins with differing bioavailability profiles with the goal of identifying a second generation cyclodextrin compound which may have improved bioavailability for the treatment of restenosis and late vein graft failure.

         To date, a candidate compound of highly water soluble, anionic cyclodextrin (the CT-1 compound) has been tested in several animal models of vascular injury. Animals treated for either two or four weeks had reduced restenosis with no observed side effects or toxic effects identified. Preliminary pharmacokinetic analysis with a radiolabeled form of CT-1 has demonstrated substantial bioavailability in rats. A second candidate molecule, the CT-2 compound, which is a highly insoluble polymeric candidate compound, has been used to locally treat blood vessels by placing it around the outside of the vessel at the time of surgery. Studies with several animal protocols have demonstrated the efficacy of the CT-2 compound in reducing restenosis in arterial injury models and have demonstrated limited vein graft thickening after vein graft bypass surgery in a rabbit model. Channel is conducting in vivo studies with both the CT-1 compound and the CT-2 compound in porcine vascular injury models.

Proprietary Rights

         Channel has acquired a worldwide, exclusive license (the "Penn License") to a patent and patent applications which Penn owns, is the sole and exclusive licensee of or is a non-exclusive licensee of. The Penn License covers the use of sulfated cyclodextrins, and derivatives thereof, and sulfated cyclodextrins combined with other therapeutic agents for the treatment of restenosis, late vein graft failure and ophthalmic disorders. The Penn License expires on a country by country basis at the time when the patent rights underlying the Penn License expire. The issued patents expire between 2010 and 2012. The Penn License provides for the payment of a royalty to Penn based on sales of the products and processes incorporating the licensed technology. Channel will also pay Penn a royalty based on sublicensing income. Channel must also satisfy certain other terms and conditions specified in the Penn License including, but not limited to, an obligation to use its best efforts to bring any products developed under the Penn License to market. Failure to comply with the terms of the Penn License may cause the termination of the Penn License. See "Risk Factors -- Dependence on License and Sponsored Research Agreements."

MANUFACTURING AND MARKETING

         None of the Company or the Operating Companies has, nor are they expected to have in the foreseeable future, the resources to manufacture or directly market any products that they may develop. In connection with their respective research and development activities, the Company and the Operating Companies may seek to enter into collaborative arrangements with pharmaceutical, medical device, health care or chemical companies to assist in further funding as well as in development, manufacturing and/or marketing of their respective products. These partners may also be responsible for commercial scale manufacturing, which may be subject to compliance with applicable FDA regulations. The Company and each Operating Company anticipate that such arrangements may involve the granting by it of the exclusive or semi-exclusive rights to sell specific products and technology applications to specified market segments or particular geographic territories in exchange for a royalty, joint venture, future co-marketing or other financial interest.

         To date, none of the Company or the Operating Companies has entered into any collaborative commercial manufacturing or marketing agreements for any of its proposed products. There can be no assurance that the Company or the Operating Companies will be able to enter into any such arrangements on favorable terms, or at all. Such collaborative marketing arrangements, whether licenses, joint ventures or otherwise, may result in lower revenues than would otherwise be generated if one or more of the Company or the Operating Companies conducted the marketing of their own products and technology applications. See "Risk Factors -- Dependence on Others for Clinical Development of, Regulatory Approvals for and Marketing of Pharmaceutical Products."

PATENTS AND PROPRIETARY RIGHTS

     The success of the Company will depend in large part on its, its licensors' and its collaborators' ability to obtain patents, defend their patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. The patent position of companies relying upon pharmaceutical products and biotechnology is highly uncertain and involves complex legal and factual questions. To date there has emerged no consistent policy regarding the breadth of claims allowed in biotechnology patents or the degree of protection afforded under such patents. The Company relies on certain United States patents and pending United States and foreign patent applications relating to various aspects of its products and processes. All of these patents and patent applications are owned by third parties and are licensed or assigned to the Company or the Operating Companies. The patent application and issuance process can be expected to take several years and entail considerable expense to the Company and the Operating Companies, as they are responsible for such costs under the terms of their respective license agreements. There can be no assurance that patents will issue as a result of any such pending applications or that the existing patents and any patents resulting from such applications will be sufficiently broad to afford protection against competitors with similar technology. In addition, there can be no assurance that such patents will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company or any of the Operating Companies. The commercial success of the Company will also depend upon avoiding infringement of patents issued to competitors. A United States patent application is maintained under conditions of confidentiality while the application is pending, so the Company cannot determine the inventions being claimed in pending patent applications filed by its competitors. Litigation may be necessary to defend or enforce the Company's and/or the Operating Companies' patent and license rights or to determine the scope and validity of others' proprietary rights. Defense and enforcement of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable to the Company, and can result in the diversion of substantial resources from the Company's other activities. An adverse outcome could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties, or the Company to alter its products or processes, or require the Company to cease altogether any related research and development activities or product sales, any of which may have a material adverse effect on the Company's and the Operating Companies' respective businesses, results of operations and financial condition.

         The Company and the Operating Companies have certain licenses from third parties and in the future may require additional licenses from other parties to develop, manufacture and market commercially viable products effectively. The Company's commercial success will depend in part on obtaining and maintaining such licenses. There can be no assurance that such licenses can be obtained, or maintained, on commercially reasonable terms, if at all, that the patents underlying such licenses will be valid and enforceable or that the proprietary nature of the patented technology underlying such licenses will remain proprietary.

GOVERNMENT REGULATION

         The research, preclinical development, clinical trials, product manufacturing and marketing to be conducted by the Company and each Operating Company is subject to regulation by the FDA and similar health authorities in foreign countries. The respective proposed products and technologies of the Company and the Operating Companies may also be subject to certain other federal, state and local government regulations, including, but not limited to, the Federal Food, Drug and Cosmetic Act, the Environmental Protection Act, the Occupational Safety and Health Act, and state, local and foreign counterparts to certain of such acts. Compliance with such laws and regulations does not have, nor is presently expected to have, a material adverse effect on the business of any of the Company or the Operating Companies. However, neither the Company nor the Operating Companies can predict the extent of the adverse effect on their respective businesses or the financial and other cost that might result from any government regulations arising out of future legislative, administrative or judicial action. See "Risk Factors -- Government

Regulation; No Assurance of Product Approval."

Approval Process for Therapeutics

         Generally, the steps required before a pharmaceutical agent may be marketed in the United States include: (i) preclinical laboratory tests, in vivo preclinical studies in animals and formulation studies; (ii) the submission to the FDA of an application for human clinical testing of an Investigational New Drug Application (an "IND"), which must become effective before human clinical trials commence; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug; (iv) the submission of an New Drug Application (an "NDA") to the FDA; and (v) the FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with, and approved by, the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with Good Manufacturing Practices ("GMP") for both drugs and devices. To supply products for use in the United States, foreign manufacturing establishments must comply with GMP and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in such countries under reciprocal agreements with the FDA.

         Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. Compounds must be formulated according to GMP, and preclinical safety tests must be conducted by laboratories that comply with FDA regulations. The results of the preclinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials.

         Clinical trials involve the administration of the investigational new drug to patients, under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent Institutional Review Board ("IRB") at the institution at which the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

         Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy subjects, the drug is tested for safety, dosage tolerance, metabolism, distribution, excretion and pharmacodynamics (clinical pharmacology). Phase II involves studies in a limited patient population to (i) determine the efficacy of the drug for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. When a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed within any specific time period, if at all, with respect to any of the Company's products subject to such testing. Furthermore, the Company or the FDA may suspend clinical trials at any time if it is believed that the subjects or patients are being exposed to an unacceptable health risk. See "Risk Factors -- Government Regulation; No Assurance of Product Approval."

         The results of the pharmaceutical development, preclinical studies and clinical studies are submitted to the FDA in the form of an NDA for approval of the marketing and commercial shipment of the drug. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, require additional testing or information or require post-marketing testing and surveillance to monitor the safety of the Company's products if the FDA does not view the NDA as containing adequate evidence of the safety and efficacy of the drug. Notwithstanding the submission of such data, the FDA may ultimately decide that the application does not satisfy its regulatory criteria for approval. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Among the conditions for an NDA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to GMP. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the areas of production and quality control to ensure full technical compliance.

Approval Process for Medical Devices

         The approval process for a new medical device is, in general, less extensive than that required for a therapeutic. The new device undergoes a variety of preclinical laboratory tests as well as initial animal testing to assess its efficacy and safety. The device must be manufactured according to GMP and the preclinical animal testing must be conducted in laboratories that comply with FDA regulations. Generally, there are two ways to obtain FDA approval for a medical device. For novel devices, an Investigational Device Exemption followed by a Product License Application is generally required. Utilizing this route, extensive clinical testing is required prior to FDA approval. For devices which are believed to be "substantially equivalent" to an already FDA approved device, a 510(k) premarketing notification application can be filed. The intent of the 510(k) premarketing notification is to allow the manufacturer to market a device if the device is "substantially equivalent" to a similar device legally on the market. The FDA may require human clinical testing to support "substantial equivalence" before granting marketing approval for the device. The Company believes, based on prior FDA precedent, that the Catarex device should qualify for marketing approval following a 510(k) notification. The Company also believes that it will be required to perform clinical trials of the Catarex device to demonstrate "substantial equivalence." No assurance can be given that Catarex will qualify for a 510(k) premarket notification application or that Catarex will receive such treatment pursuant to a 510(k) premarket notification application. Any failure to so qualify or receive such treatment would have a material adverse effect on Atlantic and Optex Ophthalmologics.

     Clinical trials for a new device, if required, are conducted under the supervision of a qualified principal investigator in accordance with Good Clinical Practices following the protocol outlined in the 510(k) application. The objective of the clinical trial is to determine that the new device is "substantially equivalent" to another legally marketed device in performance, design or intended use. The manufacturer may begin marketing of the new device only after the FDA issues a letter confirming "substantial equivalence."

         The testing and approval process for the Company's new medical device products is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all.

         For clinical investigation and marketing outside the United States, the Company also is subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs and devices.

COMPETITION

         The business of the Company and each Operating Company is characterized by intensive research efforts and intense competition. Many companies, research institutes, hospitals and universities are working to develop products and processes in the Company's fields of research. Most of these entities have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than the Company and the Operating Companies. Certain of such companies have experience in undertaking testing and clinical trials of new or improved products similar in nature to those which the Company and the Operating Companies are developing. In addition, certain of such entities have already begun testing of similar compounds or processes and may introduce such products or processes before any of the Company or the Operating Companies. Accordingly, other companies may succeed in developing products earlier than the Company or the Operating Companies or that are more effective than those proposed to be developed by the Company or the Operating Companies. Further, it is expected that competition in the Company's and each Operating Company's field will intensify. See "Risk Factors -- Competition."

EMPLOYEES

         As of February 28, 1997, the Company and the Operating Companies had a total of eight employees, all of whom are full-time employees. In addition, as of February 28, 1997, the Company and the Operating Companies in the aggregate utilized 25 consultants, scientific advisors and directors who devote only a portion of their time to the business of the Company or an Operating Company. The Company's future depends in significant part upon the continued service of its key scientific advisors, consultants and technical and senior management personnel and its continuing ability to attract and retain highly qualified individuals. Competition for such individuals is intense and there can be no assurance that the Company can retain its key personnel or that it can attract, assimilate or retain other highly qualified individuals in the future. The Company's employees are not represented by a labor union and are not the subject of a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees, consultants, scientific advisors and directors to be good. See "Risk Factors -- Dependence Upon Key Personnel and Consultants."

RISK FACTORS

IN ADDITION TO THE OTHER INFORMATION IN THIS FORM 10-KSB, THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY AND ITS BUSINESS. THIS FORM 10-KSB CONTAINS FORWARD LOOKING STATEMENTS RELATING TO FUTURE EVENTS OR FUTURE FINANCIAL PERFORMANCE OF THE COMPANY WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES EXCHANGE ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934(THE "EXCHANGE ACT"). INVESTORS ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND THAT EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, INVESTORS SHOULD SPECIFICALLY CONSIDER THE FOLLOWING FACTORS AND OTHER FACTORS SET FORTH IN THIS FORM 10-KSB WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD LOOKING STATEMENTS.

DEVELOPMENT STAGE COMPANIES; HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT; UNCERTAINTY OF FUTURE PROFITABILITY

The technologies and products under development by the Company are in the research and development stage and no operating revenue, outside of grant revenues, have been generated to date. The Company does not expect to generate any revenues in the near future. As a result, the Company must be evaluated in light of the problems, delays, uncertainties and complications encountered in connection with newly established businesses. The Company has incurred operating losses since its inception. As of December 31, 1996, the Company's working capital and accumulated deficit were $ 2,012,689 and $8,438,660 , respectively. Operating losses have resulted principally from costs incurred in identifying and acquiring the technologies under development, research and development activities and from general and administrative costs. The Company expects to incur significant operating losses over the next several years, primarily due to continuation and expansion of its research and development programs, including preclinical studies and clinical trials for its pharmaceutical products under development. The Company's ability to achieve profitability depends upon its ability to develop pharmaceutical and medical device products, obtain regulatory approval for its proposed products and enter into agreements for product development, manufacturing and commercialization. There can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of its proposed products.

QUALIFICATION OF AUDITOR'S OPINION

The Company's independent accountants have included an explanatory paragraph in their report on the Company's financial statements at December 31, 1996, included in the Company's Annual Report on Form 10-KSB, which states that the Company has suffered recurring losses from operations and has limited capital resources, both of which raise substantial doubt about the Company's ability to continue as a going concern.

NEED FOR ADDITIONAL FINANCING; ISSUANCE OF SECURITIES BY THE OPERATING COMPANIES; FUTURE DILUTION

The Company will require substantial additional financing to continue its research, to complete its product development and to manufacture and market any products that may be developed. Based solely upon its currently existing consulting, license, sponsored research and employment agreements, the Company currently anticipates that it will spend all of its current cash reserves by late 1997. There can be no assurance, however, that the Company's current cash reserves will not be expended prior to that time. The Company anticipates that further funds may be raised through additional debt or equity financings conducted either by the Company or by one or more of the Operating Companies, or through collaborative ventures entered into between the Company or one or more of the Operating Companies and a corporate partner. There can be no assurance that the Company will be able to obtain additional financing or that such financing, if available, can be obtained on terms acceptable to the Company. If additional financing is not otherwise available, the Company will be required to modify its business development plans or reduce or cease certain or all of its operations. In such event, holders of securities of the Company will, in all likelihood, lose their entire investment.

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

In the event that the Company obtains any additional funding, such financings may have a dilutive effect on the holders of the Company's securities. In addition, if one or more of the Operating Companies raises additional funds through the issuance and sale of its equity securities, the interest of the Company and its stockholders in such Operating Company or Companies, as the case may be, could be diluted and there can be no assurance that the Company will be able to maintain its majority interest in any or all of the Operating Companies. In addition, the interest of the Company and its stockholders in each Operating Company will be diluted or subject to dilution to the extent any such Operating Company issues shares or options to purchase shares of its capital stock to employees, directors, consultants and others. In the event that the Company's voting interest in any of the Operating Companies falls below 50%, the Company may not be able to exercise an adequate degree of control over the affairs and policies of such Operating Company as currently being exercised. In addition, the Company has outstanding currently exercisable warrants to purchase [3,765,250] shares of its Common Stock at exercise prices ranging from $5.50 to $10.00, and the exercise price for most of such warrants is below the per share price of the Common Stock as currently quoted on Nasdaq. The exercise of such warrants, if any, may dilute the value of the Common Stock.

NO DEVELOPED OR APPROVED PRODUCTS

To achieve profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, introduce and market its products under development. The great majority of the preclinical and clinical development work for the products under development of the Company remains to be completed. The Company has not generated, nor is it expected to generate in the near future, any operating revenues. In addition, the Company has no manufacturing or marketing facilities nor any contracts with any commercial manufacturing or marketing entities. No assurance can be given that any of its product development efforts will be successfully completed, that required regulatory approvals will be obtained, or that any such products, if developed and introduced, will be successfully marketed or achieve market acceptance.

TECHNOLOGICAL UNCERTAINTY AND EARLY STAGE OF PRODUCT DEVELOPMENT

The technologies and products which the Company intends to develop are in the early stages of development, require significant further research, development and testing and are subject to the risks of failure inherent in the development of products based on innovative or novel technologies. These risks include the possibility that any or all of the Company's proposed technologies and products will be found to be ineffective or unsafe, that such technologies and products once developed, although effective, are uneconomical to market, that third parties hold proprietary rights that preclude the Company from marketing such technologies and products or that third parties market superior or equivalent technologies and products.

The Company's agreements with licensors do not contain any representations by the licensors as to the safety or efficacy of the inventions or discoveries covered thereby. The Company is unable to predict whether the research and development activities it is funding will result in any commercially viable products or applications. Further, due to the extended testing required before marketing clearance can be obtained from the United States Food and Drug Administration (the "FDA") or other similar agencies, the Company is not able to predict with any certainty, when, if ever, the Company will be able to commercialize any of its proposed technologies or products.

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

The Company's proposed products and technologies may also be subject to certain other federal, state and local government regulations, including, but not limited to, the Federal Food, Drug and Cosmetic Act, the Environmental Protection Act, the Occupational Safety and Health Act and state, local and foreign counterparts to certain of such acts. The Company intends to develop its business to strategically address regulatory needs. However, the Company cannot predict the extent of the adverse effect on its business or the financial and other costs that might result from any government regulations arising out of future legislative, administrative or judicial action.

DEPENDENCE ON LICENSE AND SPONSORED RESEARCH AGREEMENTS

The Company depends on license agreements that form the basis of its proprietary technology, and, with the exception of Optex, the Company relies on sponsored research agreements for its research and development efforts. The license agreements that have been entered into by the Company typically require the use of due diligence in developing and bringing products to market and the payment of certain milestone amounts that in some instances may be substantial. With the exception of Optex, the Company is also obligated to make royalty payments on the sales, if any, of products resulting from such licensed technology and, is responsible for the costs of filing and prosecuting patent applications and maintaining issued patents. With the exception of Optex, the Company does not currently have laboratory facilities, and, accordingly, certain research and development activities of the Company is intended to be conducted by universities or other institutions pursuant to sponsored research agreements. The sponsored research agreements entered into and contemplated to be entered into by the Company generally require periodic payments on an annual, quarterly or monthly basis.

If the Company does not meet its financial, development or other obligations under either its license agreements or its sponsored research agreements in a timely manner, the Company could lose the rights to its proprietary technology or the right to have the applicable university or institution conduct its research and development efforts. If the rights of the Company under its license or sponsored research agreements are terminated, such termination could have a material adverse effect on the business and research and development efforts of the Company.

UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS

The success of the Company will depend in large part on its or its licensors' ability to obtain patents, defend their patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. The patent position of firms relying upon biotechnology is highly uncertain and involves complex legal and factual questions. To date there has emerged no consistent policy regarding the breadth of claims allowed in biotechnology patents or the degree of protection afforded under such patents. The Company relies on certain United States patents and pending United States and foreign patent applications relating to various aspects of its products and processes. All of these patents and patent applications are owned by third parties and are licensed or sublicensed to the Company. The patent application and issuance process can be expected to take several years and entail considerable expense to the Company, as it is responsible for such costs under the terms of such license agreements. There can be no assurance that patents will issue as a result of any such pending applications or that the existing patents and any patents resulting from such applications will be sufficiently broad to afford protection against competitors with similar technology. In addition, there can be no assurance that such patents will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The commercial success of the Company will also depend upon avoiding infringement of patents issued to competitors. A United States patent application is maintained under conditions of confidentiality while the application is pending, so the Company cannot determine the inventions being claimed in pending patent applications filed by its competitors. Litigation may be necessary to defend or enforce the Company's patent and license rights or to determine the scope and validity of others' proprietary rights. Defense and enforcement of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable to the Company, and can result in the diversion of substantial resources from the Company's other activities. An adverse outcome could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties, or require the Company to alter its products or processes, or cease altogether any related research and development activities or product sales, any of which may have a material adverse effect on the Company's business, results of operations and financial condition.

The Company has certain licenses from third parties and in the future may require additional licenses from other parties to develop, manufacture and market commercially viable products effectively. The Company's commercial success will depend in part on obtaining and maintaining such licenses. There can be no assurance that such licenses can be obtained or maintained on commercially reasonable terms, if at all, that the patents underlying such licenses will be valid and enforceable or that the proprietary nature of the patented technology underlying such licenses will remain proprietary.

The Company relies substantially on certain technologies that are not patentable or proprietary and are therefore available to its competitors. The Company also relies on certain proprietary trade secrets and know-how that are not patentable. Although the Company has taken steps to protect its unpatented trade secrets and know-how, in part through the use of confidentiality agreements with its employees, consultants and contractors, there can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed or discovered by competitors.

The success of the Company is also dependent upon the skills, knowledge and experience of its scientific and technical personnel. The management and scientific personnel of the Company has been recruited primarily from other scientific companies, pharmaceutical companies and academic institutions. In some cases, these individuals may be continuing research in the same areas with which they were involved prior to joining the Company. Although the Company has not received any notice of any claims and knows of no basis for any claims, it could be subject to allegations of violation of trade secrets and similar claims which could, regardless of merit, be time consuming, expensive to defend, and have a material adverse effect on the Company's business, results of operations and financial condition.

UNCERTAINTY OF PRODUCT PRICING AND REIMBURSEMENT; HEALTH CARE REFORM AND RELATED MEASURES

The levels of revenues and profitability of pharmaceutical and/or biotechnology products and companies may be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means and the initiatives of third party payors with respect to the availability of reimbursement. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar governmental control. Although the Company cannot predict what legislative reforms may be proposed or adopted or what impact actions taken by federal, state or private payors for health care goods and services in response to any health care reform proposals or legislation may have on its business, the existence and pendency of such proposals could have a material adverse effect on the Company in general. In addition, the Company's ability to commercialize potential pharmaceutical and/or biotechnology products may be adversely affected to the extent that such proposals have a material adverse effect on other companies that are prospective collaborators with respect to any of the Company's product candidates.

In addition, in both the United States and elsewhere, sales of medical products and services are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more products to the market, there can be no assurance that these products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow the Company to sell its products on a competitive basis.

DEPENDENCE UPON KEY PERSONNEL AND CONSULTANTS

The Company is highly dependent upon its officers and directors, as well as its Scientific Advisory Board members, consultants and collaborating scientists. Atlantic has only eight full-time employees, four of whom are officers of Atlantic, and the loss of any of these individuals would have a material adverse effect on the Company. Although Atlantic has entered into employment agreements with each of its officers, such employment agreements do not contain provisions which would prevent such employees from resigning their positions with Atlantic at any time. The Company does not maintain key-man life insurance policies on any of such key personnel. Each of the Company's non-employee directors, advisors and consultants devotes only a portion of his or her time to the Company's business. The loss of certain of these individuals could have a material adverse effect on the Company.

The Company may seek to hire additional personnel. Competition for qualified employees among pharmaceutical and biotechnology companies is intense, and the loss of any of such persons, or the inability to attract, retain and motivate any additional highly skilled employees required for the expansion of the Company's activities could have a material adverse effect on the Company. There can be no assurance that the Company will be able to retain its existing personnel or to attract additional qualified employees.

The Company's scientific advisors are employed on a full time basis by unrelated employers and some have one or more consulting or other advisory arrangements with other entities which may conflict or compete with their obligations to the Company. Inventions or processes discovered by such persons, other than those to which the licenses may relate, those to which the Company is able to acquire licenses for or those which were invented while performing consulting services on behalf of the Company pursuant to a proprietary information agreement or utilizing the Company's facilities, will not become the property of the Company, but will remain the property of such persons or of such persons' full-time employers. Failure to obtain needed patents, licenses or proprietary information held by others could have a material adverse effect on the Company.

COMPETITION

The Company's business is characterized by intensive research efforts and intense competition. Many companies, research institutes, hospitals and universities are working to develop products and technologies in the Company's fields of research. Most of these entities have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than the Company. Certain of such companies have experience in undertaking testing and clinical trials of new or improved products similar in nature to that which the Company is developing. In addition, certain competitors have already begun testing of similar compounds or processes and may introduce such products or processes before the Company. Accordingly, other companies may succeed in developing products earlier than the Company or that are more effective than those proposed to be developed by the Company. Further, it is expected that competition in the Company's fields will intensify. There can be no assurance that the Company will be able to compete successfully in the future.

DEPENDENCE ON OTHERS FOR CLINICAL DEVELOPMENT OF, REGULATORY APPROVALS FOR

AND MARKETING OF PHARMACEUTICAL PRODUCTS

The Company currently does not have the resources to directly manufacture, market or sell any of the Company's proposed products and the Company has no current plans to acquire such resources. The Company anticipates that it will, in the future, enter into collaborative agreements with pharmaceutical and/or biotechnology companies for the development of, clinical testing of, seeking of regulatory approval for, manufacturing of, marketing of and commercialization of certain of its proposed products. The Company may in the future grant to its collaborative partners rights to license and commercialize any products developed under these collaborative agreements, and such rights would limit the Company's flexibility in considering alternatives for the commercialization of such products. Under such agreements, the Company may rely on its respective collaborative partners to conduct research efforts and clinical trials on, obtain regulatory approvals for and manufacture, market and commercialize certain of its products. The Company expects that the amount and timing of resources devoted to these activities generally will be controlled by each such individual partner. The inability of the Company to acquire such third party manufacturing, distribution, marketing and selling arrangements for such anticipated products would have a material adverse effect on the Company's business. There can be no assurance that the Company will be able to enter into any arrangements for the manufacturing, marketing and selling of its products, or that, if such arrangements are entered into, such future partners will be successful in commercializing products or that the Company will derive any revenues from such arrangements.

RISK OF PRODUCT LIABILITY; NO INSURANCE

Should the Company develop and market any products, the marketing of such products, through third-party arrangements or otherwise, may expose the Company to product liability claims. The Company presently does not carry product liability insurance. Upon clinical testing or commercialization of the Company's proposed products, certain of the licensors require that the Company obtain product liability insurance. There can be no assurance that the Company will be able to obtain such insurance or, if obtained, that such insurance can be acquired in sufficient amounts to protect the Company against such liability or at a reasonable cost. The Company is required to indemnify the Company's licensors against any product liability claims incurred by them as a result of the products developed by the Company. None of the Company's licensors has made, and are not expected to make, any representations as to the safety or efficacy of the inventions covered by the licenses or as to any products which may be made or used under rights granted therein or thereunder.

CONTROL BY EXISTING STOCKHOLDERS

Two principal stockholders of the Company beneficially own approximately [27%] of the outstanding shares of Common Stock. Accordingly, such holders, if acting together, may have the ability to exert significant influence over the election of the Company's Board of Directors and other matters submitted to the Company's stockholders for approval. The voting power of these holders may discourage or prevent any proposed takeover of the Company.

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

CERTAIN INTERLOCKING RELATIONSHIPS; POTENTIAL CONFLICTS OF INTEREST

Three of the five members of the Board of Directors and one of the officers of the Company are full-time and/or part-time officers of Paramount Capital Investments, LLC a New York-based, merchant banking and venture capital firm specializing in biotechnology companies ("Investments"). In the regular course of its business, Investments identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. Generally, Delaware corporate law requires that any transactions between the Company and any of its affiliates be on terms that, when taken as a whole, are substantially as favorable to the Company as those then reasonably obtainable from a person who is not an affiliate in an arms-length transaction. Nevertheless, neither Investments nor any such directors are obligated pursuant to any agreement or understanding with the Company to make any additional products or technologies available to the Company, nor can there be any assurance, and the Company does not expect and security holders should not expect, that any biomedical or pharmaceutical product or technology identified by Investments or any such directors in the future will be made available to the Company. In addition, certain of the officers and directors of the Company may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not, in the future, have interests in conflict with those of the Company.

The Company has entered into several agreements with Investment as well as with certain of the Company's directors pursuant to which Investments and such directors provide financial advisory services to the Company.

RISKS ASSOCIATED WITH PENDING LITIGATION

The Company is a defendant in a legal proceeding alleging causes of action under the Securities Exchange Act of 1934, as amended, and for common law causes of action which, if resolved adversely to the Company, would not, in the opinion of management, have a material adverse effect on the Company's business, financial condition and results of operations. The results of this proceeding, including any potential settlement, are uncertain, however, there can be no assurance to that effect.

NO DIVIDENDS

The Company has not paid any cash dividends on its Common Stock since its formation and does not anticipate paying any cash dividends in the foreseeable future. Management anticipates that all earnings and other resources of the Company, if any, will be retained by the Company for investment in its business.

POSSIBLE DELISTING FROM NASDAQ AND MARKET ILLIQUIDITY

Although the Common Stock is quoted on the Nasdaq SmallCap Market ("Nasdaq"), continued inclusion of such securities on Nasdaq will require that (i) the Company maintain at least $2,000,000 in total assets and $1,000,000 in capital and surplus, (ii) the minimum bid price for the Common Stock be at least $1.00 per share, (iii) the public float consist of at least 100,000 shares of Common Stock, valued in the aggregate at more than $200,000, (iv) the Common Stock have at least two active market makers and (v) the Common Stock be held by at least 300 holders. If the Company is unable to satisfy such maintenance requirements, the Company's securities may be delisted from Nasdaq. In such event, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter market in the "pink sheets" or the NASD's "Electronic Bulletin Board." Consequently, the liquidity of the Company's securities could be materially impaired, not only in the number of securities that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of the Company, which could result in lower prices for the Company's securities than might otherwise be attained and could also result in a larger spread between the bid and asked prices for the Company's securities.

In addition, if the Common Stock is delisted from trading on Nasdaq and the trading price of the Common Stock is less than $5.00 per share, trading in the Common Stock would also be subject to the requirements of Rule 15g-9 promulgated under the Exchange Act. Under such rule, broker/dealers who recommended such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the Commission, any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of the Common Stock. There can be no assurance that the Common Stock will not be delisted or treated as penny stock.

LIQUIDITY OF INVESTMENT

The Company's securities are traded on the Nasdaq SmallCap Market, and the Company's securities lack the liquidity of securities traded on the principal trading markets. Accordingly, an investor may be unable to promptly liquidate an investment in the Common Stock.

POSSIBLE VOLATILITY OF STOCK PRICE

The market price of the Company's securities, like the stock prices of many publicly traded biotechnology and smaller pharmaceutical companies, has been and may continue to be highly volatile.

ENVIRONMENTAL REGULATION

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

POSSIBLE ADVERSE EFFECT OF SHARES ELIGIBLE FOR FUTURE SALE

[788,951] of the shares of Common Stock of the Company currently outstanding are "restricted securities," and such shares are owned by "affiliates" (the "Selling Securityholders") of the Company, as those terms are defined in Rule 144 promulgated under the Securities Act. The Company's officers, directors and certain stockholders, including the Selling Securityholders, have agreed not to sell or otherwise dispose of any of their shares of Common Stock now owned or issuable upon the exercise of warrants until June 14, 1997 or such longer period as may be required by applicable state securities laws, without the prior written consent of Joseph Stevens & Company, L.P., the underwriter that managed the Company's initial public offering (the "Underwriter"). Absent registration under the Securities Act, the sale of such shares is subject to Rule 144 as promulgated under the Securities Act. The Selling Securityholders are subject to the 180-day lock-up described above, but may commence selling their securities at any time, provided prior consent is given by the Company. Finally, the Company has granted unlimited "piggy-back" and two S-3 registration rights per year to certain stockholders with respect to such shares of Common Stock and any shares of Common Stock purchased in the future by such investors, which shares will be subject to the 180-day lock-up described above. Finally, the Company has granted to holders of the warrants issued to the Underwriter in connection with the initial public offering the right on two occasions (one at the expense of the Company) to file a registration statement under the Securities Act covering the securities underlying such warrants and the additional right to include such securities in any registration filed by the Company under the Securities Act.

In connection with the IPO the Company granted to Joseph Stevens & Company, L.P. (the "Underwriter") to purchase from the Company 165,000 units, each consisting of one share of Common Stock and one redeemable warrant to purchase one share of Common Stock at an initial exercise price of $6.60 per unit. Such warrants are exercisable during the four year period commencing December 13, 1996. The redeemable warrant issuable upon exercise of these warrants have an exercise price of $6.05 per share. As long as the warrants remain unexercised, the terms under which the Company could obtain additional capital may be adversely affected.

No prediction can be made as to the effect, if any, that sales of units, warrants and/or Common Stock or the availability of such securities for sale will have on the market prices prevailing from time to time for the units, the warrants and/or the Common Stock. Nevertheless, the possibility that substantial amounts of such securities may be sold in the public market may adversely affect prevailing market prices for the Company's equity securities and could impair the Company's ability to raise capital in the future through the sale of equity securities.

ANTITAKEOVER EFFECTS OF PROVISIONS OF THE CERTIFICATE OF INCORPORATION AND DELAWARE LAW

Atlantic's Certificate of Incorporation authorizes the issuance of shares of "blank check" Preferred Stock. The Board of Directors has the authority to issue the Preferred Stock in one or more series and to fix the relative rights, preferences and privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders of the Company. The issuance of Preferred Stock with voting and conversion rights may adversely affect the voting power of the holders of the Common Stock, including the loss of voting control to others.

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

ITEM 2 - DESCRIPTION OF PROPERTY


         Effective March 15, 1997, the Company's executive offices are located at 1017 Main Campus Drive, Suite 3900, Raleigh, North Carolina 27606. The lease agreement is for a term of five years, renewable at the Company's option and it calls for a monthly lease payment of $4,000, with the monthly lease payment increased annually, in accordance with the Consumer Price Index. Optex has a lease with a term of twelve months for space at 27292 Calle Arroyo, San Juan Capistrano, CA 92675. The lease agreement calls for a monthly lease payment of $1,650.00. Research and development work of the other Operating Companies is currently being conducted on a contract basis at universities and institutions. The Company anticipates that in the future each Operating Company may own or lease its own research facility. The Company believes that its existing facilities are adequate to meet its current requirements. The Company believes that its existing insurance coverage adequately covers the Company's interest in its leased space. The Company does not own any real property.

ITEM 3- LEGAL PROCEEDINGS

         A complaint alleging claims under the Exchange Act and common law causes of action was filed against the Company, certain of its directors and The Castle Group, Ltd. in the United States District Court for the District of Delaware on November 8, 1996. The amended complaint alleges that the defendants issued to the plaintiff an inadequate number of shares of Common Stock, par value $.001 per share (the "Common Stock"), of the Company in satisfaction of a contractual obligation. The amended complaint seeks (1) injunctive relief requiring the transfer of 10,000 shares of Common Stock of the Company, (2) unspecified actual damages, (3) unspecified exemplary damages, (4) prejudgment interest and (5) attorneys' fees and costs. The Company believes this action is without merit and intends to vigorously defend the action.

         While management believes that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition and results of operation, the results of this proceeding, including any potential settlement, are uncertain and there can be no assurance to that effect. See "Risk Factors- Risks Associated with Pending Litigation."

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            During the Company's fourth fiscal quarter for the year ended December 31, 1996, no matter was submitted to a vote of the Company's security holders, either by proxy solicitations or otherwise.

                                        PART II

 ITEM 5- MARKET FOR COMMON EQUITY AND RELATED  STOCKHOLDER
MATTERS.

(a) Market Information

The Common Stock of the Company began trading on December 14, 1995 on the Nasdaq SmallCap Market under the symbol ATLC.

The following table sets forth the high and low bid price, as well as the closing sales price, each as quoted by Nasdaq, during each fiscal quarter since the Company's initial public offering. Prior to the Company's initial public offering on December 14, 1995, no established public trading market for the Company's Common Stock existed.

                                                 Common Stock Price
                                                 ------------------

========================================================================================================================
Period                       High Bid                     Low Bid                         Last Sales
------------------------------------------------------------------------------------------------------------------------
1995
------------------------------------------------------------------------------------------------------------------------
Fourth Quarter               $6.25                        $3.75                           $5.50
------------------------------------------------------------------------------------------------------------------------
1996
------------------------------------------------------------------------------------------------------------------------
First Quarter                $10.125                      $5.625                          $9.00
------------------------------------------------------------------------------------------------------------------------
Second Quarter               $9.00                        $7.00                           $7.625
------------------------------------------------------------------------------------------------------------------------
Third Quarter                $9.125                       $6.25                           $8.875
------------------------------------------------------------------------------------------------------------------------
Fourth Quarter               $9.125                       $6.00                           $6.125
========================================================================================================================


(b) Holders
              The number of holders of record of the Company's Common Stock as of March 19, 1997 was 72.

              The number of beneficial stockholders of the Company's Common Stock as of March 19, 1997 was 601.
(c) Dividends

              The Company has not paid or declared any dividends on its Common Stock and the Company does not anticipate paying dividends on its Common Stock in the foreseeable future

 ITEM 6- MANAGEMENT'S DISCUSSION AND ANALYSIS, PLAN OF
OPERATIONS

General

              The Company was incorporated in Delaware on May 18, 1993 and commenced operations on July 13, 1993. The Company is engaged in the development of biomedical and pharmaceutical products and technologies. To date the Company has acquired four licenses to develop products and technologies which the Company believes may be useful in the treatment of a variety of diseases, including cancer, infection, ophthalmic disorders, inflammation, cardiovascular diseases and dermatological conditions. The Company's existing products and technologies under development are each held by the Company or by one of its three majority-owned subsidiary operating companies (Optex Ophthalmologics, Channel Therapeutics and Gemini Technologies, collectively, the "Operating Companies") which are managed by the Company. The Company has been unprofitable since inception and expects to incur substantial additional operating losses over the next several years. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Results of Operations

              From the commencement of operations through December 31, 1996, $97,644 of grant revenue has been generated.

              In June 1996, Optex Ophthalmologics, Inc. ("Optex"), a majority-owned subsidiary of the Company, was awarded $100,000 under phase one of a Small Business Innovation Research Program grant from the National Eye Institute division of the National Institutes of Health. This grant was paid in monthly increments of approximately $15,000 and was used for salary and consulting expenses incurred by Optex.

              General and administrative expenses for the year ended December 31, 1996 were $2,747,247, as compared to $2,103,576 for the corresponding period in 1995, and consisted primarily of expenses associated with corporate operations, legal, finance and accounting, human resources and other general operating costs. The Company anticipates that general and administrative expenses will increase slightly during the year ended December 31, 1997 as compared to the corresponding period in 1996. Research and development expenditures consist primarily of the costs of research and development personnel, payments made under the Company's license agreements and sponsored research agreements with its licensors and scientific collaborators and costs related to patent filings and maintenance. Research and development expenses, inclusive of license fees were $1,069,793 for the year ended December 31, 1996, as compared to $518,199 for the corresponding period in 1995. The Company anticipates that its research and development expenses will increase during the next year as the Company and the Operating Companies continue to fund research programs and preclinical testing for their products and technologies under development.

              The Company's cumulative net loss since inception through December 31, 1996, was $8,438,660 Liquidity, Capital Resources and Plan of Operations

              The Company's available working capital and capital requirements will depend upon numerous factors, including progress of the Company's research and development programs; progress and cost of preclinical and clinical testing; timing and cost of obtaining regulatory approvals; levels of resources that the Company devotes to the development of manufacturing and marketing capabilities; technological advances; status of competitors; and ability of the Company to establish collaborative arrangements with other organizations.

              The Company anticipates that its current resources will be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures for at least eight months. In addition, the Company will attempt to generate additional capital through a combination of collaborative agreements, strategic alliances and equity and debt financing. However, no assurance can be provided that additional capital will be obtained through these sources or upon terms acceptable to the Company. The Company's independent accountants have reported that the Company has suffered recurring losses from operations and has a limited capital resources, both of which raise substantial doubt about the Company's ability to continue as a going concern. If the Company is not able to obtain continued financing, the Company may cease operations and holders of the Company's securities will, in all likelihood, lose their entire investment. See "Risk Factors -- Qualification of Auditor's Opinion".

              During the fiscal year ended December 31, 1996, the Company generated additional capital to finance its operations from a private placement of its Common Stock.

              In August 1996, pursuant to a private placement, the Company received an aggregate of $1,528,751 in consideration of the issuance of 140,000 and 110,000 shares of its Common Stock to Dreyfus Growth and Value Funds, Inc., a Maryland corporation,- Dreyfus Aggressive Growth Fund and to Premier Strategic Growth Funds, a Massachusetts business trust, respectively. In connection with this private placement, the Company paid Paramount Capital Inc. ("Paramount") a finder's fee of $76,437 and issued to Paramount a warrant to purchase 12,500 shares of the Company's Common Stock at $6.73 per share, which warrant expires on August 16, 2001.

              Until required for operations, the Company's policy is to keep its cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. government instruments and other investment-grade quality instruments.

              At December 31, 1996, the Company had $2,269,532 in cash and cash equivalents and a working capital of $2,012,689. The Company is also obligated, and contingently obligated, to pay certain amounts under the Company's and the Operating Companies' various licensing agreements, employment agreements and consulting agreements. See Note 10 of Notes to Consolidated Financial Statements.

ITEM 7-FINANCIAL STATEMENTS

For a list of the financial statements filed as part of this report , see the Index to Financial Statements at page F-1.

ITEM 8- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes or disagreements with the Company's auditors.


                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

         The information required by this Item-9 with respect to the identification of Directors, Executive Officers, Promoters and Control persons is hereby incorporated by reference from the information under the captions, "Proposal One- Election of Directors" and "Executive Compensation and Other Information" in the Company's Proxy Statement for its annual meeting of stockholders to be held on May 21, 1997 (the "Proxy Statement").

     The information required by Section 16(a) of the Exchange Act is hereby incorporated by reference from the information under the Caption, "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.

ITEM-10 EXECUTIVE COMPENSATION

        The information required by this item is hereby incorporated by reference from the information under the caption, "Executive Compensation and Other Information -- Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT

       The information required by this item is hereby incorporated by reference from the information under the caption, "Security Ownership of Management and Certain Beneficial Owners" in the Proxy Statement.

ITEM 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item is hereby incorporated by reference from the information under the caption, "Executive Compensation and Other Information -- Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 13-EXHIBITS LIST, AND REPORTS ON FORM 8-K

(a) Exhibits

The Following documents are referenced or included in this report.

           Exhibit   Description
               No.
             1.1**   Form of Underwriting Agreement by and between the Registrant and Joseph Stevens & Company, L.P.
             3.1**   Certificate of Incorporation of the Registrant, as amended to date.
             3.2**   Bylaws of the Registrant, as amended to date.
             4.1**   Reference is made to Exhibits 1.1, 3.1 and 3.2.
             4.2**   Form of Unit certificate.
             4.3**   Specimen Common Stock certificate.
             4.4**   Form of Redeemable Warrant certificate.
             4.5**   Form of Redeemable Warrant Agreement, by and between the Registrant and Continental Stock Transfer & Trust
                     Company.
             4.6**   Form of Underwriter's Warrant certificate.
             4.7**   Form of Underwriter's Warrant Agreement by and between the
                     Registrant and Joseph Stevens & Company, L.P. 4.8** Form of
                     Subscription Agreement, by and between the Registrant and the
                     Selling Stockholders.
             4.9**   Form of Bridge Note.
            4.10**   Form of Bridge Warrant
            10.1**   The Registrant's 1995 Stock Option Plan.
            10.2**   Employment Agreement, dated July 7, 1995, between the Registrant and Jon D. Lindjord.
            10.3**   Employment Agreement, dated September 21, 1995, between the Registrant and Dr. Stephen R. Miller.
            10.4**   Employment Agreement, dated September 21, 1995, between the Registrant and Margaret A. Schalk.
            10.5**   Letter Agreement, dated August 31, 1995, between the Registrant and Dr. H. Lawrence Shaw.
            10.6**   Consulting Agreement, dated January 1, 1994, between the Registrant and John K.A. Prendergast.
            10.8**   Investors' Rights Agreement, dated July, 1995, between the Registrant, Dr. Lindsay A. Rosenwald and
                     VentureTek, L.P.
           10.9+**   License and Assignment Agreement, dated March 25, 1994,
                     between Optex Ophthalmologics, Inc., certain inventors and
                     NeoMedix Corporation, as amended.
          10.10+**   License Agreement, dated May 5, 1994, between Gemini Gene Therapies, Inc. and The Cleveland Clinic
                     Foundation.
          10.11+**   License Agreement, dated June 16, 1994, between Channel
                     Therapeutics, Inc., the University of Pennsylvania and
                     certain inventors, as amended.
          10.12+**   License Agreement, dated March 28, 1994, between Channel Therapeutics, Inc. and Dr. Sumner Burstein.
           10.13**   Form of Financial Advisory and Consulting Agreement by and between the Registrant and Joseph Stevens &
                     Company, L.P.
           10.14**   Employment Agreement, dated November 3, 1995, between the Registrant and Shimshon Mizrachi.

           10.15***  Financial agreement between the Company and Paramount dated September 4, 1996 (effective date of
                     April 15,1996)

           10.16***  Financial agreement between the Company, Paramount and UI USA dated June 23,1996.
           10.17***  Consultancy agreement between the Company and Dr. Yuichi Iwaki dated July 31,1996.
           10.18***  1995 Stock Option Plan as amended
           10.19***  Warrant to purchase to Paramount for 25,000 shares.
           10.20***  Warrant to purchase to Paramount for 25,000 shares.
           10.21***  Warrant to purchase to Paramount for 12,500 shares.
            21.1**   Subsidiaries of the Registrant
            24.1**   Power of Attorney.
              27.1   Financial data Schedule


-----------

 +Confidential treatment requested as to certain portions of these exhibits.

** Incorporated by reference to exhibits of Issuer's Registration Statement on Form SB-2, Registration #33-98478

*** Incorporated by reference to exhibits of Issuer's Form 10-QSB for the period ended September 30, 1996.

b) Reports on Form 8-K

No Reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended December 31, 1996.


                                  Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                         ATLANTIC PHARMACEUTICALS, INC.


Date: March 29, 1997
                                              By /s/  Jon Douglas Lindjord
                                                --------------------------
                                                Jon Douglas Lindjord

                                                Chief Executive Officer
                                                and President

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

         Name                                         Title                                       Date
----------------------------             ------------------------------------                ---------------
/s/ Jon Douglas Lindjord
----------------------------
Jon Douglas Lindjord                     President, Chief Executive Officer                  March 29 1997
                                              and Director

/s/ Lindsay A. Rosenwald
----------------------------
Lindsay A. Rosenwald , M.D.              Director                                            March 29 1997


/s/ John K. Prendergast
----------------------------
John K. A. Prendergast, Ph.D.            Director                                            March 29 1997


/s/ Yuichi Iwaki
----------------------------
Yuichi Iwaki, M.D., Ph.D.                Director                                            March 29 1997


/s/ Steve H. Kanzer
----------------------------
Steve H. Kanzer, Esq.                    Director                                            March 29 1997



/s/ Shimshon Mizrachi
----------------------------
Shimshon Mizrachi                        Controller and Principal                            March 29 1997
                                           Financial and Accounting Officer

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (a development stage company)

                        Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

                   (With Independent Auditors' Report Thereon)

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES




                   Index To Consolidated Financial Statements




                                                                                                 Page
                                                                                              ----------
Independent Auditors' Report......................................................................F-1

Consolidated Balance Sheets as of December 31, 1996 and 1995......................................F-2

Consolidated Statements of Operations for the years ended December 31, 1996,
     1995, and 1994 and for the period from July 13, 1993
     (inception) to December 31, 1996 ............................................................F-3

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
     December 31, 1996, 1995 and 1994 and for the period from
     July 13, 1993 (inception) to December 31, 1993...............................................F-4

Consolidated Statements of Cash Flows for the years ended December 31, 1996,
     1995, and 1994 and for the period from
     July 13, 1993 (inception) to December 31, 1996...............................................F-5

Notes to Consolidated Financial Statements........................................................F-6

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Atlantic Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Atlantic Pharmaceuticals, Inc. and subsidiaries (a development stage company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1996 and for the period from July 13, 1993 (inception) to December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Pharmaceuticals, Inc. and subsidiaries (a development stage company) as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, and for the period from July 13, 1993 (inception) to December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has limited capital resources, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                     KPMG Peat Marwick LLP


San Francisco, California
March 11, 1997

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (a development stage company)

                           Consolidated Balance Sheets

                           December 31, 1996 and 1995



                        Assets                                                  1996                  1995
                        ------                                                  ----                  ----
Current assets:
     Cash and cash equivalents                                           $     2,269,532             5,044,632
     Prepaid expenses                                                24,949                48,000
                       ----------------------------------------------------             ---------
                    Total current assets                                       2,294,481             5,092,632
                                                                           -------------         -------------
Furniture and equipment, net of accumulated depreciation of
     $75,133 and $26,728 at December 31, 1996 and 1995,
        respectively                                                 82,761                55,791
                       ----------------------------------------------------             ---------
                                                                         $     2,377,242             5,148,423
                                                                           =============         =============
     Liabilities and Stockholders' Equity (Deficit)
     ----------------------------------------------
Current liabilities:
     Accrued expenses                                               281,792               800,383
     Accrued interest                                                                 --               115,011
     Demand notes payable to related parties (note 3)                                 --               125,000
     Notes payable - bridge financing (note 4)                                        --                75,000
                                                                           -------------         -------------
                    Total current liabilities                                    281,792             1,115,394
                                                                           -------------         -------------
Stockholders' equity (deficit) (note 5):
     Preferred stock, $.001 par value. Authorized 50,000,000
        shares; none issued and outstanding                                           --                    --
     Common stock, $.001 par value. Authorized 80,000,000
        shares; 2,913,720 and 2,663,720 shares issued and
        outstanding at December 31, 1996 and 1995 respectively                     2,914                 2,664
     Common stock subscribed. 182 shares at
        December 31, 1996 and 1995                                                    --                    --
     Additional paid-in capital                                               10,634,938             9,043,875
     Deficit accumulated during development stage                             (8,438,660)           (4,880,968)
     Deferred compensation                                                      (103,200)             (132,000)
                                                                           -------------         -------------
                                                                               2,095,992             4,033,571
     Less common stock subscriptions receivable                                     (218)                 (218)
     Less treasury stock, at cost                                                   (324)                 (324)
                                                                           -------------         -------------
                    Total stockholders' equity (deficit)                       2,095,450             4,033,029
                                                                           -------------         -------------
                                                                         $     2,377,242             5,148,423
                                                                           =============         =============


          See accompanying notes to consolidated financial statements.

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (a development stage company)

                      Consolidated Statements of Operations


                                                                                                     Cumulative
                                                                                                     period from
                                                                                                    July 13, 1993
                                                                Year ended                          (inception) to
                                                               December 31,                         December 31,
                                                ---------------------------------------------
                                                 1996              1995              1994               1996
                                                 ----              ----              ----               ----

Revenue:
     Grant revenue                             $    97,644              --               --             97,644
                                               -----------     ------------     -------------    -------------

               Total revenue                        97,644               --                --           97,644

Costs and expenses:
     Research and development (note 2)           1,059,793          455,699           162,555        1,686,335
     License fees (note 10)                         10,000           62,500           101,000          173,500
     General and administrative                  2,747,247        2,103,576         1,125,001        6,220,164
                                               -----------     ------------     -------------    -------------

               Total operating expenses          3,817,040        2,621,775         1,388,556        8,079,999

Other (income) expense:
     Interest income                              (161,704)          (7,566)               --         (169,270)
     Interest expense                                   --          545,145            73,391          625,575
                                               -----------     ------------     -------------    -------------

           Total other (income)
                  expense                         (161,704)         537,579            73,391          456,305
                                               -----------     ------------     -------------    -------------

               Net loss                      $  (3,557,692)      (3,159,354)       (1,461,947)      (8,438,660)
                                              ============     ============     =============    =============

               Net loss per share             $     (1.29)           (26.21)       (4,793.27)           (11.41)
                                               ==========      ============     ============     =============

Shares used in calculation
     of net loss per share                       2,758,241          120,554               305          739,635
                                               ===========     ============     =============    =============


          See accompanying notes to consolidated financial statements.

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (a development stage company)

            Consolidated Statements of Stockholders' Equity (Deficit)




                                                                                                                Common stock
                                                      Preferred stock             Common stock                   subscribed
                                                -------------------------    ------------------------     ------------------------
                                                  Shares        Amount         Shares        Amount        Shares          Amount
                                                 ---------     ---------      --------      --------      --------        --------
Common stock subscribed at $.001 per share
   July - November 1993                                  --           --           --            --           5,231             5

Net loss                                                 --           --           --            --            --            --
                                                    ---------   ----------   ----------    ----------    ----------    ----------
Balance at December 31, 1993                             --           --            --            --          5,231          --
Issued common stock at $.001 per share, June 1994        --           --             84           --            --           --
Issued and subscribed common stock
   at $.05 per share, August 1994                        --           --            860             1            12          --

Payments of common stock subscriptions                   --           --          2,606             3        (2,606)           (3)
Net loss                                                 --           --           --            --            --            --
                                                    ---------   ----------   ----------    ----------    ----------    ----------
Balance at December 31, 1994                             --           --          3,550             4         2,637             2
Issuance of warrants, September 1995 (note 4)            --           --           --            --            --            --
Issued common stock and warrants at $4 per unit,
December 1995 (net of costs of issuance
  of $1,454,300)                                         --           --      1,872,750         1,873          --            --
Conversion of demand notes payable and the
  related accrued interest to common stock,
  December 1995                                          --           --        785,234           785          --            --
Payments of common stock subscriptions                   --           --          2,455             2        (2,455)           (2)
Repurchase of common stock                               --           --           (269)         --            --            --
Compensation related to grant of stock
  options (note 6)                                       --           --           --            --            --            --
Amortization of deferred compensation (note 6)           --           --           --            --            --            --
Net loss                                                 --           --           --            --            --            --
                                                    ---------   ----------   ----------    ----------    ----------    ----------
Balance at December 31, 1995                             --           --      2,663,720         2,664           182          --
Issuance of warrants, April 1996 (note 4)                --           --           --            --            --            --
Issued common stock and warrants at $6.73 per
  share, August 1996 (net of costs of
  issuance of $76,438)                                   --           --        250,000           250          --            --
Amortization of deferred compensation (note 6)           --           --           --            --            --            --
Net loss                                                 --           --           --            --            --            --
                                                    ---------   ----------   ----------    ----------    ----------    ----------
Balance at December 31, 1996                             --     $     --      2,913,720    $    2,914           182    $     --
                                                    =========   ==========   ==========    ==========    ==========    ==========


                                                                   Deficit
                                                                 accumulated                   Common                      Total
                                                      Additional    during                      stock                  stockholders'
                                                       paid-in   development   Deferred     subscriptions    Treasury     equity
                                                       capital      stage    compensation    receivable        stock     (deficit)
                                                     -----------  ---------- --------------   -----------     ---------  ----------
Common stock subscribed at $.001 per share
   July - November 1993                                 6,272         --           --          (6,277)         --              --

Net loss                                                   --     (259,667)        --            --            --          (259,667)
                                                     ----------   ----------   ----------    ----------    ----------    ----------
Balance at December 31, 1993                            6,272     (259,667)        --          (6,277)         --          (259,667)
Issued common stock at $.001 per share, June 1994         101         --           --            --            --               101
Issued and subscribed common stock
   at $.05 per share, August 1994                      52,374         --           --            (750)         --            51,625

Payments of common stock subscriptions                   --           --           --           3,127          --             3,127
Net loss                                                 --     (1,461,947)        --            --            --        (1,461,947)
                                                   ----------   ----------     ----------    ----------    ----------    ----------
Balance at December 31, 1994                           58,747   (1,721,614)        --          (3,900)         --        (1,666,761)
Issuance of warrants, September 1995 (note 4)         300,000         --           --            --            --           300,000
Issued common stock and warrants at $4 per unit,
December 1995 (net of costs of issuance
  of $1,454,300)                                    6,034,827         --           --            --            --         6,036,700
Conversion of demand notes payable and the
  related accrued interest to common stock,
  December 1995                                     2,441,519         --           --            --            --         2,442,304
Payments of common stock subscriptions                   --           --           --           3,682          --             3,682
Repurchase of common stock                               --           --           --            --            (324)           (324)
Compensation related to grant of stock
  options (note 6)                                    208,782         --       (144,000)         --            --            64,782
Amortization of deferred compensation (note 6)           --           --         12,000          --            --            12,000
Net loss                                                 --     (3,159,354)        --            --            --        (3,159,354)
                                                   ----------   ----------    ---------    ----------    ----------      ----------
Balance at December 31, 1995                        9,043,875   (4,880,968)    (132,000)         (218)         (324)      4,033,029
Issuance of warrants, April 1996 (note 4)             139,000         --           --            --            --           139,000
Issued common stock and warrants at $6.73 per
  share, August 1996 (net of costs of
  issuance of $76,438)                              1,452,063         --           --            --            --         1,452,313
Amortization of deferred compensation (note 6)           --           --         28,800          --            --            28,800
Net loss                                                 --     (3,557,692)        --            --            --        (3,557,692)
                                                   ----------   ----------   ----------    ----------    ----------      ----------
Balance at December 31, 1996                       10,634,938   (8,438,660)    (103,200)         (218)         (324)      2,095,450
                                                   ==========   ==========   ==========    ==========    ==========      ==========

                                      F-4

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (a development stage company)

                      Consolidated Statements of Cash Flows




                                                                                                   Cumulative from
                                                                                                    July 13, 1993
                                                                       Year ended                  (inception) to
                                                                       December 31,                  December 31,
                                                         ---------------------------------------
                                                           1996           1995            1994          1996
                                                           ----           ----            ----          ----
Cash flows from operating activities:
     Net loss .....................................   $(3,557,692)    (3,159,354)    (1,461,947)    (8,438,660)
     Adjustments to reconcile net loss to net cash
     used in
        operating activities:
           Expense relating to issuance of
             warrants .............................       139,000           --             --          139,000
           Compensation expense relating to stock
             options ..............................        28,800         76,782           --          105,582
           Discount on notes payable - bridge
             financing ............................          --          300,000           --          300,000
           Depreciation ...........................        48,405         17,379          6,750         75,133
           Changes in assets and liabilities:
               (Increase) decrease in prepaid
                  expenses ........................        23,051        (48,000)          --          (24,949)
               Increase (decrease) in accrued
                  expenses ........................      (518,591)       349,866        308,472        281,792
               Increase (decrease) in accrued
                  interest ........................      (115,011)       328,585         73,391        172,305
                                                      -----------    -----------    -----------    -----------
                  Net cash used in operating
                      activities ..................    (3,952,038)    (2,134,742)    (1,073,334)    (7,389,797)
                                                      -----------    -----------    -----------    -----------
Cash used in investing activities
     Acquisition of furniture and equipment .......       (75,375)       (56,568)       (12,957)      (157,895)
                                                      -----------    -----------    -----------    -----------
Cash flows from financing activities:
     Proceeds from issuance of demand notes payable          --        1,010,000      1,135,000      2,395,000
     Repayment of demand notes payable ............      (125,000)          --             --         (125,000)
     Proceeds from the issuance of notes payable -
       bridge financing ...........................          --        1,200,000           --        1,200,000
     Proceeds from issuance of warrants ...........          --          300,000           --          300,000
     Repayment of notes payable - bridge financing        (75,000)    (1,425,000)          --       (1,500,000)
     Repurchase of common stock ...................          --             (324)          --             (324)
     Proceeds from the issuance of common stock ...     1,452,313      6,040,382         54,853      7,547,548
                                                      -----------    -----------    -----------    -----------
                  Net cash provided by financing
                     activities ...................     1,252,313      7,125,058      1,189,853      9,817,224
                                                      -----------    -----------    -----------    -----------
                  Net increase (decrease) in cash
                     and cash equivalents .........    (2,775,100)     4,933,748        103,562      2,269,532
Cash and cash equivalents at beginning of period ..     5,044,632        110,884          7,322           --
                                                      -----------    -----------    -----------    -----------
Cash and cash equivalents at end of period ........   $ 2,269,532      5,044,632        110,884      2,269,532
                                                      ===========    ===========    ===========    ===========
Supplemental disclosure of noncash financing
     activities:
     Issuance of common stock in exchange for
     common stock
        subscriptions .............................   $      --             --              750          7,027
     Conversion of demand notes payable and the
     related
        accrued interest to common stock ..........          --        2,442,304           --        2,442,304

          See accompanying notes to consolidated financial statements.

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                         F(a development stage company)

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994



(1)     ORGANIZATION AND BASIS OF PRESENTATION

        (a)     Organization

        Atlantic Pharmaceuticals, Inc. (the Company) was incorporated on May 18, 1993, began operations on July 13, 1993, and is the majority owner of three operating companies - Gemini Gene Therapies, Inc. (Gemini), Optex Opthalmologics, Inc. (Optex), and Channel Therapeutics, Inc. (Channel) (collectively, the Operating Companies).

        Gemini (an 85% owned subsidiary) was incorporated on May 18, 1993 to exploit a new proprietary technology which combines 2'-5' oligoadenylate (2-5A), a molecule found in nearly all human cells, with standard antisense compounds to alter the production of disease-causing proteins. Optex (an 82% owned subsidiary) was incorporated on October 19, 1993 to develop its principal product, a novel cataract removal device. Channel (an 88% owned subsidiary) was incorporated on May 18, 1993 to develop pharmaceutical products in the fields of cardiovascular disease and inflammatory disorders.

        The Company and each of its operating companies are in the development stage, devoting substantially all efforts to obtaining financing and performing research and development activities.

        The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

        (b)     Basis of Presentation

        The consolidated financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," which requires development stage enterprises to employ the same accounting principles as operating companies.

        The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has suffered recurring losses totaling $8,438,660 since inception and has limited resources available to fund future operations as of December 31, 1996. These factors, among others, may indicate that the Company will be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, continued financial support from its stockholders, and ultimately to attain successful operations. The Company is currently in negotiations for a private placement which would support operations if obtained.

 (2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (a)     Cash and Cash Equivalents

        Cash and cash equivalents consist of highly liquid investments with original maturities of 90 days or less.

        (b)     Furniture and Equipment

        Furniture and equipment are recorded at cost. Depreciation is calculated using accelerated methods over their useful lives, generally five years.

        (c)     Minority Interest

        The Company has recorded 100% of the losses of the Operating Companies, in its consolidated statements of operations as the minority shareholders are not required to and have not funded their pro rata share of losses. Some of the minority shareholders consists of related parties to the Company. Minority interest losses recorded by the Company since inception total $509,932 as of December 31, 1996 and will only be recovered if and when the Operating Companies generate income to the extent of those losses recorded by the Company.

        (d)     Research and Development

        All research and development costs are expensed as incurred and include costs of consultants who conduct research and development on behalf of the Operating Companies. Costs related to the acquisition of technology rights and patents, for which development work is still in process, are expensed as incurred and considered a component of research and development costs.

        (e)     Income Taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        (f)     Computation of Net Loss per Share

        The net loss per common and common equivalent shares for the years ended December 31, 1996, 1995 and 1994 and for the period from July 13, 1993 (inception) to December 31, 1996, has been computed using the weighted average number of common shares outstanding for each period. Common equivalent shares from stock subscriptions, convertible debt, stock options, and warrants are excluded from the computation because their effect is antidilutive.

        (g)     Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

        (h)     Stock-Based Compensation

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

(3)     DEMAND NOTES PAYABLE TO RELATED PARTIES

        Demand notes payable at December 31, 1994 consisted of advances from one of the founders of the Company who serves as a director and is the controlling shareholder of the Company (Controlling Shareholder) totaling $485,000, advances from a partnership including certain family members of the Controlling Shareholder (the Partnership) totaling $400,000, and advances under a line of credit agreement with the Controlling Shareholder totaling $500,000. All unpaid principal and accrued interest through June 30, 1995 was converted into 785,234 shares of common stock of the Company upon the consummation of the initial public offering (IPO).

        Demand notes payable at December 31, 1995 totaling $125,000 consisted of a loan provided to the Company by the Partnership in July 1995. This loan had an interest rate of 10% annually. Terms of the loan required the Company to repay the principal amount of such loan, together with the interest accrued thereon, with a portion of the proceeds received by the Company in the IPO. This loan and the related accrued interest was fully repaid in January 1996.

(4)     NOTES PAYABLE - BRIDGE FINANCING

        On September 12, 1995 the Company closed the sale of thirty units with each unit consisting of an unsecured 10% promissory note of the Company in the principal amount of $50,000 and 50,000 warrants, each exercisable to purchase one share of common stock of the Company at an initial exercise price of $1.50 per share. The total proceeds received of $1,500,000 were allocated to the notes payable and warrants based on the estimated fair value as determined by the Board of Directors of the Company of $1,200,000 and $300,000, respectively. The warrants were reflected as additional paid-in capital.

        Proceeds from the IPO were used to pay these notes payable with $75,000 remaining unpaid at December 31, 1995. This remaining obligation was paid in January 1996.

(5)     STOCKHOLDERS' EQUITY (DEFICIT)

        In 1993, the Company received common stock subscriptions for 5,231 shares of common stock from various individuals, including the Controlling Shareholder and the Partnership, in exchange for common stock subscriptions receivable of $6,277. In December 1994, the Company issued 2,606 shares of common stock upon receipt of payment of $3,127 representing a portion of these common stock subscriptions receivable.

        In June 1994, the Company received common stock subscriptions for 84 shares of common stock from various individuals including directors and employees. Payment of the related common stock subscriptions receivable in the amount of $101 was received in December 1994 which resulted in the issuance of 84 shares of common stock.

        In August 1994, the Company received common stock subscriptions for 872 shares of common stock from certain investors. Payment of the related common stock subscriptions receivable in the amount of $33,000 and $18,625 was received in August 1994 and December 1994, respectively, which resulted in the issuance of 860 shares of common stock.

        In March 1995, June 1995, and August 1995, the Company repurchased 62, 20, and 187 shares of common stock, respectively, for an aggregate total of $324.

        In March 1995, May 1995, and June 1995, the Company issued 2,170, 125, and 160 shares, respectively, of common stock upon receipt of payment of $3,682 representing subscriptions receivable.

        In December 1995, the Company issued 1,872,750 shares of common stock through a public offering, resulting in net proceeds, after deducting applicable expenses, of $6,036,700. Concurrent with this offering 785,234 shares of common stock were issued upon the conversion of certain demand notes payable and accrued interest totaling $2,442,304 (see note 3).

        In August 1996, the Company sold in a private placement 250,000 shares of common stock to certain investors resulting in net proceeds of $1,452,313. In connection with this private placement the Company paid Paramount (as defined below) a finder's fee of $76,438 and issued to Paramount a warrant to purchase 12,500 shares of the Company's common stock at $6.73 per share, which expires on August 16, 2001.

(6)     STOCK OPTIONS

       (a) In August 1995, in connection with a severance agreement entered into between the Company and the former CEO, the Company granted options (not pursuant to the 1995 Stock Option Plan) to purchase 23,557 shares of common stock at an exercise price of $1.00 per share with immediate vesting. Total compensation expense recorded at the date of grant with regards to those options was $64,782 with the offset recorded as additional paid-in capital.

       (b)     Stock Option Plan

        In July 1995 the Company established the 1995 Stock Option Plan which provides for the granting of up to 650,000 options to purchase stock to officers, directors, employees and consultants. In July 1996 the Plan was amended to increase the total number of shares authorized for issuance by 300,000 shares to a total of 950,000 shares and beginning with the 1997 calendar year, by an amount equal to one percent (1%) of the shares of common stock outstanding on December 31 of the immediately preceding calendar year. The options have a maximum term of 10 years and vest over a period determined by the Company's Board of Directors (generally 4 years).

        The Company applies APB Opinion No. 25 in accounting for its plan. Accordingly, compensation cost has been recognized for its stock option plan only to the extent that the quoted market price of the Company's stock at the date of grant exceeded the exercise price of the option. During 1995, the Company granted options to purchase 246,598 shares of the Company's common stock. Deferred compensation expense in the amount of $144,000 was recorded at the date of grant with the offset recorded as an increase to additional paid in capital. Compensation expense in the amount of $28,000 and $12,000 was recognized in 1996 and 1995, respectively. Had compensation costs been determined in accordance with the fair value method prescribed by FASB Statement No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:


                                                                                 1996                  1995
                                                                                 ----                  ----
              Net loss          As Reported                                    3,557,692             3,159,354
                                Pro forma                                      4,119,990             3,216,690

              Net loss per
                 Share          As Reported                                        $1.29                $26.21
                                Pro forma                                          $1.49                $26.68

        The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants in 1996 and 1995; dividend yield of 0%; expected volatility of 75%; risk-free interest rate of 5.6% - 6.7% for 1996 and 5.6% - 6.3% for 1995; and expected lives of 6 years for both years.

        A summary of the status of the Company's stock plan as of December 1996 and 1995 and changes during the years then ended is presented below:


                                                  1996          Weighted Av.         1995          Weighted Av.
                        Options                  Shares        Exercise Price       Shares        Exercise Price
                       ---------                 ------        --------------       ------        --------------
        At the beginning
           of the year                           246,598     $       2.90                  --   $          --
        Granted                                  314,000             5.88             246,598            2.90
        Exercised                                     --               --                  --              --
        Canceled                                      --               --                  --              --
                                            ------------                        -------------                             -------
        At the end
           of the year                           560,598             4.57             246,598            2.90
                                            ============                        =============
        Options exercisable
           at year-end                           150,650                               61,650
        Weighted-average fair
           value of options granted
           during the year                         $4.06                               $3.77

        The following table summarizes the information about stock options outstanding at December 31, 1996:

                                                      Options Outstanding
                                                      --------------------                Number of
                                                 Number              Remaining             options
                    Exercise price             outstanding       contractual life        exercisable
                   ----------------          -------------      -----------------        -----------
                         3.75                      110,000           5.6 years             27,500
                          .75                       70,000           5.6 years             17,500
                         3.75                       66,598           5.6 years             16,650
                         5.81                      300,000           6 years               75,000
                         7.25                       10,000           9.6 years             10,000
                         7.50                        4,000           9.6 years              4,000
                                             -------------                             ----------
        Total                                      560,598                                150,650
                                             -------------                             ----------

(7)     STOCK WARRANTS

        In connection with notes payable - bridge financing, the Company issued warrants to purchase 1,500,000 shares of common stock at an initial exercise price of $1.50 per share; subject to an upward adjustment upon consummation of the IPO. Simultaneously with the consummation of the IPO, these warrants were converted into redeemable warrants at an exercise price of $5.50 per share on a one-for-one basis (see note 4). These redeemable warrants expire on December 13, 2000.

        In December 1995, in connection with the IPO, the Company issued redeemable warrants to purchase 1,872,750 shares of common stock at an exercise price of $5.50 per share. These redeemable warrants expire on December 13, 2000. Commencing December 14, 1996 these redeemable warrants are subject to redemption by the Company at its option, at a redemption price of $.05 per warrant provided that the average closing bid price of the common stock equals or exceeds $8.25 per share.

        In connection with the IPO, the Company granted to Joseph Stevens & Co., L.P. (the "Underwriter") to purchase from the Company 165,000 units, each unit consisting of one share of common stock and one redeemable warrant at an initial exercise price of $6.60 per unit. Such warrants are exercisable during the four-year period commencing December 13, 1996. The redeemable warrants issuable upon exercise of these warrants have an exercise price of $6.05 per share. As long as the warrants remain unexercised, the terms under which the Company could obtain additional capital may be adversely affected.

        The Company entered into an agreement with Paramount Capital, Incorporated ("Paramount") effective April 15, 1996 pursuant to which Paramount will on a non-exclusive basis render financial advisory services to the Company. A warrant to purchase 25,000 shares of the Company's common stock at $10 per share, which warrant expires on April 16, 2001 and a warrant to purchase 25,000 shares of the Company's common stock at $8.05 per share, which warrants expires on June 16, 2001. In connection with the issuance of these warrants, the Company recognized an expense in the amount of $139,000. This expense is included in general and administrative expenses in the consolidated statements of operations.

(8)     RELATED-PARTY TRANSACTIONS

        The Company entered into several consulting agreements with directors of the Company. These agreements, which may be terminated upon ten days notice by either party, require monthly consulting fees of $2,500. Consulting expense under these agreements was $72,500, $30,000 and $30,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

        Three of the five members of the Board of Directors and one of the officers of the Company are full or part-time officers of Paramount and/or Paramount Capital Investments, LLC, a New York-based merchant banking and venture capital firm specializing in biotechnology companies ("Investments"). In the regular course of its business, Investments identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. The Company has entered into several agreements with Paramount as well as with the Company's directors pursuant to which Paramount and such directors provide financial advisory services to the Company.

(9)     INCOME TAXES

        As a result of the losses incurred to date, no Federal or state income taxes have been recognized in the accompanying consolidated financial statements. Deferred tax assets arising from the Company's net operating loss carryforwards and research credits, which expire between 2008 and 2011, of approximately $8,414,000 and $123,000, respectively have been reduced by a valuation allowance to zero due to uncertainties regarding the utilization of the net operating loss carryforwards and research credits. The deferred tax asset relating to the net operating loss carryforwards and research credits and the corresponding valuation allowance were approximately $3,488,000, $2,026,000 and $703,000 at December 31, 1996, 1995 and 1994, respectively. Changes in the Company's ownership may cause limitations in the amount of loss carryforwards that can be utilized.

(10)    COMMITMENTS AND CONTINGENCIES

        The Operating Companies have entered into several consulting and employment agreements. Under the terms of these agreements $585,000 will be paid in 1997. Consulting expense under these agreements amounted to $417,859, $323,210 and $137,454 for the years ended December 31, 1996,
        1995 and 1994, respectively.

        Channel entered into two license agreements with third parties, one of which was amended on March 12, 1995, whereby Channel is obligated to reimburse the licensor, up to $150,000 through 1997 for prior patent expenses. Prior patent costs paid under this agreement during the year ended December 31, 1995 were $10,000. Channel also entered into a sponsored research agreement with the licensor, as amended on June 26, 1995, which requires Channel to fund approximately $400,000 for sponsored research over an eighteen-month period beginning January 1, 1996. Under this agreement $275,500, $24,500 and $0 was expensed during the years ended December 31, 1996, 1995 and 1994, respectively.

        As of December 31, 1996 the Company is a defendant in a case alleging breach of contract. Management believes that this case is without merit and that the outcome of the case will not have a material adverse effect on the financial position or the results of operations of the Company.