Form 10QSB
period 1997-03-31
ATLANTIC PHARMACEUTICALS INC
filed 1997-05-15
CIK 1001316

================================================================================

                    U.S. Securities and Exchange Commission

                              Washington DC 20549

                                   ----------

                                  Form 10-QSB

                                   ----------

    Quarterly Report under Section 13 of the Securities Exchange Act of 1934

  For the Quarterly period Ended                   Commission File No. 0-27282
    March 31, 1997

                         Atlantic Pharmaceuticals, Inc.

                                   1017 Main Campus Drive, Suite 3900
                                   Raleigh, North Carolina, 27606

                                   Telephone (919) 513-7020

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

                               Yes |X|    No |_|

             2,913,720 shares of common stock, $.001 par value were
                         outstanding on March 31, 1997

Transitional Small Business Disclosure Format Yes ( )   No (X)

================================================================================

Atlantic Pharmaceuticals, Inc. and Subsidiaries

Part One - Financial Information                                         Page
                                                                         ----
Item 1 - Financial Statements (unaudited)

Consolidated Balance Sheets
as of March 31, 1997 and December 31, 1996.                                1

Consolidated Statements of Operations
for the quarters ended March 31, 1997 and 1996
and the period from July 13, 1993 (inception) to March 31, 1997.           2

Consolidated Statements of Cash Flows
for the quarters ended March 31, 1997 and 1996
and the period from July 13, 1993 (inception) to March 31, 1997.           3

Notes to Consolidated Financial Statements                                 4

Item 2 - Management's Discussion and Analysis
of Financial Condition and Results of Operations                           6

Part Two - Other Information

Item 1 - Legal Proceedings                                                19

Item 6 - Exhibits and Report on Form 8-K                                  19

ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Balance Sheets (unaudited)
March 31, 1997 and December 31, 1996

-----------------------------------------------------------------------------------------------------
          Assets                                                                3/31/97      12/31/96
=====================================================================================================
Current assets:
     Cash and cash equivalents                                             $  1,438,496     2,269,532
     Prepaid expenses                                                            80,875        24,949
-----------------------------------------------------------------------------------------------------
Total current assets                                                          1,519,371     2,294,481
=====================================================================================================

Furniture and equipment, net of accumulated depreciation
     of $86,679, and $75,133 at March 31, 1997 and December 31,
     1996, respectively                                                          80,560        82,761
-----------------------------------------------------------------------------------------------------
                                                                              1,599,931     2,377,242
-----------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
=====================================================================================================

Current liabilities:

          Accrued expenses                                                      343,473       281,792
-----------------------------------------------------------------------------------------------------
Total current liabilities                                                       343,473       281,792
=====================================================================================================

Stockholders' equity
          Preferred stock, $.001 par value. Authorized 50,000,000 shares;
            none issued and outstanding
          Common stock $.001 par value. Authorized 80,000,000 shares;
            2,913,720 shares issued and outstanding
            at March 31, 1997 and December 31, 1996, respectively                 2,914         2,914
          Common stock subscribed. 182 shares
            at March 31, 1997 and December 31, 1996.                               --            --
          Additional paid-in capital                                         10,720,398    10,634,938
          Deficit accumulated during development stage                       (9,370,312)   (8,438,660)
          Deferred compensation                                                 (96,000)     (103,200)
=====================================================================================================
                                                                              1,257,000     2,095,992

          Less common stock subscriptions receivable                               (218)         (218)
          Less treasury stock, at cost                                             (324)         (324)
-----------------------------------------------------------------------------------------------------
Total stockholders' equity                                                    1,256,458     2,095,450
-----------------------------------------------------------------------------------------------------
                                                                              1,599,931     2,377,242
=====================================================================================================

          See accompanying notes to consolidated financial statements.

ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Operations (Unaudited)
Quarters ended March 31, 1997 and 1996 and the period from July 13, 1993 (inception) to March 31, 1997.

================================================================================
                                                                 Cumulative
                                    Quarter ended March 31      from July 13,
                                                            1993 (inception) to
                                     1997           1996       March 31, 1997
--------------------------------------------------------------------------------
Revenue:
     Grant revenue                      --            --            97,644
Total Revenue                           --            --            97,644
--------------------------------------------------------------------------------
Costs and expenses:
     Research and development    $   215,556       239,252       1,901,891
     License fees                       --            --           173,500
     General and administrative      738,948       577,916       6,959,112
--------------------------------------------------------------------------------
Total operating expenses             954,504       817,168       9,034,503
--------------------------------------------------------------------------------
Other expense (income):
     Interest income                 (22,852)      (52,201)       (192,122)
     Interest expense                   --            --           625,575
--------------------------------------------------------------------------------
Total other expense (income)         (22,852)      (52,201)        433,453
================================================================================
Net loss                            (931,652)     (764,967)     (9,370,312)
================================================================================
Net loss per share               $     (0.32)        (0.29)          -9.66
================================================================================
Shahres used in calculation
     of net loss per share         2,913,720     2,663,720         969,650
================================================================================

ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Cash Flows (Unaudited)
Quarters ended March 31, 1997 and 1996 and the period from July 13, 1993 (inception) to March 31, 1997


                                                                              Cumulative from
                                                            Quarter ended      July 13, 1993
                                                               March 31,       (inception) to
                                                          ------------------      March, 31
                                                          1997          1996        1997
---------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                         $  (931,652)    (764,967)   (9,370,312)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
          Compensation expense relating to
               Warrants                                    85,442         --         224,442
               Stock Options                                7,200        7,200       112,782
          Discount on notes payable-
          Bridge financing                                   --           --         300,000
          Depreciation                                     11,546        8,177        86,679
          Changes in assets and liabilities:
               Increase in prepaid expenses               (55,927)     (84,250)      (80,876)
               Increase (decrease) in accrued expenses     61,680     (316,416)      343,471
               Increase (decrease) in accrued interest       --       (115,011)      172,305
---------------------------------------------------------------------------------------------
Net cash used in operating activities                    (821,711)  (1,265,267)   (8,211,509)
---------------------------------------------------------------------------------------------
Net cash used in investment activities - acquisition
     of furniture and equipment                            (9,343)     (42,304)     (167,237)
---------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Proceeds from issuance of demand notes payable          --           --       2,395,000
     Repayment of demand notes payable                       --       (125,000)     (125,000)
     Proceeds from the issuance of notes payable-
          bridge financing                                   --           --       1,200,000
     Proceeds of issuance of warrants                        --           --         300,000
     Repayment of notes payable - bridge financing                     (75,000)   (1,500,000)
     Repurchase of common stock                              --           --            (324)
     Proceeds from the issuance of common stock                18         --       7,547,566
---------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities            18     (200,000)    9,817,242
---------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents     (831,036)  (1,507,571)    1,438,496

Cash and cash equivalents at beginning of period        2,269,532    5,044,632          --
---------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period            $ 1,438,496    3,537,061          --
=============================================================================================
Supplemental disclosure of noncash financing
     activities:
          Issuance of common stock in exchange for
               common stock subscriptions                    --           --           7,027
          Conversion of demand notes payable and the
               related accrued interest to common stock      --           --       2,442,304
=============================================================================================

          See accompanying notes to consolidated financial statements.

Atlantic Pharmaceuticals, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements (Unaudited)
March 31, 1997 and 1996

(1)   Basis of Presentation

      The accompanying financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information. Accordingly, they do not include all information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation. Operating results are not necessarily indicative of results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the Company's Annual Report on Form 10 - KSB for the year ended December 31, 1996.

(2)   Stock Options

      In July 1995, the Company established the 1995 Stock Option Plan which, as amended, provides for the granting of equity incentives of up to 950,000 shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), to officers, directors, employees, and consultants of the Company.

      As of December 31, 1996, options to purchase 419,316 shares of the Company's Common Stock were available for future issuance under the Company's 1995 Stock Option Plan. On February 19, 1997 the Company granted options to purchase an aggregate of 115,000 shares of Common Stock, exercisable for seven years at an exercise price of $6.875 per share. During the four year period commencing February 19, 1998, 25% of such options shall cliff vest and be exercisable each year. No options have been exercised as of March 31, 1997.

(3)   Issuance of Warrants

      Two warrants exercisable for shares of the Company's Common Stock were issued in the first quarter of 1997. 1) In connection with the Channel merger (see item 4 below), Dr. John Prendergast, a director of the Company, was issued a warrant to purchase 37,500 shares of the Company's Common Stock at $5.33 per share, which warrant expires on July 14, 2006, in exchange for an Option to purchase 50,000 shares of Channel Therapeutics, Inc., a Delaware corporation ("Channel") (see Exhibit 24). 2) Ms. Dian Griesel was issued a warrant to purchase 24,000 shares of the Company's Common Stock at $7.00 per share, which warrant expires on November 22, 2001 (see Exhibit 25). In connection with the issuance of these warrants, the Company recognized an expense in the amount of $85,442. This expense is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

(4)   The Channel Merger

      Pursuant to an Agreement and Plan of Reorganization by and among the Company, Channel, and New Channel, Inc., a Delaware corporation, dated February 20, 1997, all of the stockholders of Channel (except for the Company) agreed to receive an aggregate of 103,200 shares of Common Stock of the Company in exchange for their shares of common stock, par value

$0.0001 per share, of Channel. On February 20, 1997, Channel became a wholly owned subsidiary of the Company. On February 21, 1997, all of the rights of Channel in the CT-3 Technology were transferred to the Company ( see Exhibit
23).

(5)   Related Party Transactions

Effective February 26, 1997, the Company and an entity (the "Placement Agent") affiliated with Dr. Prendergast and Mr. Kanzer, each a member of the Board of Directors of the Company, and Dr. Rosenwald, a director and greater than 5% stockholder of the Company, entered into a letter of intent whereby the Placement Agent agreed to act as placement agent for the Company in connection with a private placement of securities of the Company. In consideration therefor, the Company agreed to pay the Placement Agent, if the Placement Agent consummates the private placement, a cash commission equal to 9% of the gross proceeds from the sale of the securities issued in the private placement, to reimburse certain of the Placement Agent's expenses related to the private placement in an amount equal to 4% of gross proceeds of the sale of the securities issued in the private placement and to grant the Placement Agent a warrant exercisable for 10% of the securities issued in the private placement at 110% of the price of the securities issued in the private placement (see Exhibit
22).

Management's Discussion and Analysis of Financial Condition and
Results of Operations

      The following discussion of the results of operations and financial condition should be read in conjunction with the Company's Annual Report on Form 10 - KSB for the year ended December 31, 1996.

Results of Operations for the Quarter Ended March 31, 1997

      For the first quarter ended March 31, 1997, research and development expense decreased by 10% over the same period in 1996, primarily due to a restructuring of research focus to capitalize on potentially promising data generated with certain lead product candidates. The Company expects its research and development expense to increase for the rest of fiscal 1997.

      For the first quarter of 1997, general and administrative expense was $738,948, which represents an increase of 27.8% over the first quarter of 1996, primarily as a result of relocation expenses, warrant compensation expenses and increased legal expenses.

      For the first quarter of 1997, interest income was $22,852, compared to $52,201 in the first quarter of 1996. The decrease is due to a reduction in the Company's cash and cash equivalents.

Liquidity and Capital Resources

      The Company has incurred an accumulated deficit of approximately $9,370,312 since inception and expects to continue to incur additional losses through the year ending December 31, 1997 and the foreseeable future.

      The Company anticipates that its current resources will be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures for at least four months. In addition, the Company will attempt to generate additional capital through a combination of collaborative agreements, strategic alliances and public and private equity and debt financings. However, no assurance can be provided that additional capital will be obtained through these or other sources. If the Company is not able to obtain continued financing, the Company may cease operation and in all likelihood all the Company's security holders will lose their entire investment.

      The Company's working capital requirements will depend upon numerous factors, including: progress of the Company's research and development programs; preclinical and clinical testing; timing and cost of obtaining regulatory approvals; levels of resources that the Company devotes to the development of manufacturing and marketing capabilities; technological advances; status of competitors; and ability of the Company to establish collaborative arrangements with other organizations.

Research and Development Activities

      Preclinical studies with all four of the Company's technologies are proceeding as scheduled. Clinical prototypes of the Catarex(TM) device are being designed in anticipation of possible human studies later this year. A Notice of Allowance for additional improvements on the Catarex(TM) device was recently received from the US Patent Office. Gemini's antisense technology is proceeding on several fronts. The US Patent Office has issued a patent (Patent Number: 5,583,032) in connection with the 2-5A antisense technology for which Gemini is the exclusive licensee. This patent covers composition of matter and methods related to antisense-linked activators of RNase L which, in in vitro studies to date, has exhibited significant selective destruction of mRNA targets. The preclinical work conducted to date on Respiratory Syncytial Virus (RSV) was published in the March 1997 edition of The Proceedings of the National Academy of Sciences. Additional oligonucleotides, which the Company anticipate to be more potent than the previously tested compounds based on in vitro studies completed to date, are being screened against this important target. Animal models are being prepared for the first in vivo studies with the RSV oligonucleotides. The Chronic Myelogenous Leukemia and Androgenic Disorders antisense programs are yielding additional compounds, which are expected to be tested in vivo in 1997. A herpes simplex program is also underway. Channel's sulfated cyclodextrin technology for the prevention of restenosis is being tested in vivo in porcine (CT-1 and CT-8) and sheep AV shunt (CT-2) models. The necessary bioengineering work for the stent coating, using CT-2, is scheduled for completion by early 1998 with preclinical studies planned thereafter. CT-3, the analgesic/anti-inflammatory compound is undergoing mechanistic and toxicology studies, in preparation for an investigational new drug application (IND) filing which the Company anticipates will occur in late 1998 or early 1999.

Future Outlook

      In addition to historical information, this report contains predictions, estimates and other forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from any future performance suggested in this report as a result of the risk factors set forth below and in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 1997.

RISK FACTORS

In addition to the other information in this Form 10-QSB, the following risk factors should be considered carefully in evaluating the Company and its business. This Form 10-QSB contains forward looking statements relating to future events or future financial performance of the Company within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Investors are cautioned that such statements are only predictions and that events or results may differ materially. In evaluating such statements, investors should specifically consider the following factors and other factors set forth in this Form 10-QSB which could cause actual results to differ materially from those indicated by such forward looking statements.

Development Stage Companies; History of Operating Losses; Accumulated Deficit; Uncertainty of Future Profitability

The technologies and products under development by the Company and its subsidiaries are in the research and development stage and no operating revenue, outside of grant revenues, have been generated to date. The Company does not expect to generate any revenues in the near future. As a result, the Company must be evaluated in light of the problems, delays, uncertainties and complications encountered in connection with newly established businesses. The Company has incurred operating losses since its inception. As of March 31, 1997, the Company's working capital and accumulated deficit were $1,175,898 and $9,370,312, respectively. Operating losses have resulted principally from costs incurred in identifying and acquiring the technologies under development, research and development activities and from general and administrative costs. The Company expects to incur significant operating losses over the next several years, primarily due to continuation and expansion of its research and development programs, including preclinical studies and clinical trials for its pharmaceutical products under development. The Company's ability to achieve profitability depends upon its ability to develop pharmaceutical and medical device products, obtain regulatory approval for its proposed products and enter into agreements for product development, manufacturing and commercialization. There can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of its proposed products.

Qualification of Auditor's Opinion

The Company's independent accountants have included an explanatory paragraph in their report on the Company's financial statements at December 31, 1996, included in the Company's 1996 Annual Report on Form 10-KSB, which states that the Company has suffered recurring losses from operations and has limited capital resources, both of which raise substantial doubt about the Company's ability to continue as a going concern.

Need for Additional Financing; Issuance of Securities by the Company and its Subsidiaries; Future Dilution

The Company will require, and is constantly considering potential sources for, substantial additional financing to continue its research, to complete its product development and to manufacture and market any products that may be developed. Based solely upon its currently existing consulting, license, sponsored research and employment agreements, the Company currently anticipates that it will spend all of its current cash reserves by August 1997. There can be no assurance, however, that the Company's current cash reserves will not be expended prior to that time. The Company anticipates that further funds may be raised at any time through additional public or private debt or equity financings conducted either by the Company or by one or more of its subsidiaries, or through collaborative ventures entered into between the Company or one or more of its subsidiaries and a corporate partner. There can be no assurance that the Company will be able to obtain additional financing or that such financing, if available, can be obtained on terms acceptable to the Company. If additional financing is not otherwise available, the Company will be required to modify its business development plans or reduce or cease certain or all of its operations. In such event, holders of securities of the Company will, in all likelihood, lose their entire investment.

Although the Company and each of its subsidiaries will seek to enter into collaborative ventures with corporate sponsors to fund some or all of such activities, as well as to manufacture or market the products which may be successfully developed, neither the Company nor any of its subsidiaries currently has any such arrangements with corporate sponsors, and there can be no assurance that the Company or any of its subsidiaries will be able to enter into such ventures on favorable terms, if at all. In addition, no assurance can be given that the Company or any of its subsidiaries will be able to complete a subsequent private placement or public offering of their securities. Failure by the Company or any of its subsidiaries to enter into such collaborative ventures or to receive additional funding to complete its proposed product development programs either through a public offering or a private placement would have a material adverse effect on the Company.

In the event that the Company obtains any additional funding, such financings may have a dilutive effect on the holders of the Company's securities. In addition, if one or more of the Company's subsidiaries raises additional funds through the issuance and sale of its equity securities, the interest of the Company and its stockholders in such subsidiary or subsidiaries, as the case may be, could be diluted and there can be no assurance that the Company will be able to maintain its majority interest in any or all of its current subsidiaries. In addition, the interest of the Company and its stockholders in each subsidiary will be diluted or subject to dilution to the extent any such subsidiary issues shares or options to purchase shares of its capital stock to employees, directors, consultants and others. In the event that the Company's voting interest in any of its current subsidiaries falls below 50%, the Company may not be able to exercise an adequate degree of control over the affairs and policies of such subsidiary as currently being exercised. In addition, the Company has outstanding currently exercisable warrants to purchase 3,826,750 shares of its Common Stock at exercise prices ranging from $5.50 to $10.00, and the exercise price for most of such warrants is below the per share price of the Common Stock as currently quoted on the Nasdaq SmallCap Market ("Nasdaq"). The exercise of such warrants, if any, may dilute the value of the Common Stock.

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

Securities Law Restrictions on the Exercise of Redeemable Warrants

A holder of Redeemable Warrants will have the right to exercise such Redeemable Warrants for the purchase of shares of Common Stock only if the Company has filed with the Securities and Exchange Commission a current prospectus meeting the requirements of the Securities Act covering the issuance of such shares of Common Stock issuable upon exercise of the Redeemable Warrants and only if the issuance of such shares has been registered or qualified, or is deemed to be exempt from registration or qualification under, the securities laws of the state of residence of the holder of the Redeemable Warrant. The Company has undertaken and intends to file and keep effective and current a prospectus which will permit the purchase and sale of the Common Stock underlying the Redeemable Warrants, but there can be no assurance that the Company will be able to do so. Although the Company intends to seek to qualify for sale the shares of Common Stock underlying the Redeemable Warrant in those states in which the securities are to be offered, no assurance can be given that such qualification will occur. The Redeemable Warrants may be deprived of any value if a prospectus covering the shares issuable upon the exercise thereof is not kept effective and current or if such underlying shares are not, or cannot be, registered in the applicable states.

Dependence on License and Sponsored Research Agreements

The Company depends on license agreements that form the basis of its proprietary technology, and, with the exception of its majority-owned subsidiary, Optex Opthalmologics, Inc., a Delaware corporation ("Optex"), the Company relies on sponsored research agreements for its research and development efforts. The license agreements that have been entered into by the Company typically require the use of due diligence in developing and bringing products to market and the payment of certain milestone amounts that in some instances may be substantial. With the exception of Optex, the Company is also obligated to make royalty payments on the sales, if any, of products resulting from such licensed technology and, is responsible for the costs of filing and prosecuting patent applications and maintaining issued patents. With the exception of Optex, the Company does not currently have laboratory facilities, and, accordingly, certain research and development activities of the Company is intended to be conducted by universities or other institutions pursuant to sponsored research agreements. The sponsored research agreements entered into and contemplated to be entered into by the Company generally require periodic payments on an annual, quarterly or monthly basis.

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

Uncertainty Regarding Patents and Proprietary Rights

The success of the Company will depend in large part on its or its licensors' ability to obtain patents, defend their patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. The patent position of firms relying upon biotechnology is highly uncertain and involves complex legal and factual questions. To date there has emerged no consistent policy regarding the breadth of claims allowed in biotechnology patents or the degree of protection afforded under such patents. The Company relies on certain United States patents and pending United States and foreign patent applications relating to various aspects of its products and processes. All of these patents and patent applications are owned by third parties and are licensed or sublicensed to the Company, with the exception of the patents and the patent applications related to the Catarex device which are owned by the Company's majority owned subsidiary, Optex Ophthalmologics, Inc.. The patent application and issuance process can be expected to take several years and entail considerable expense to the Company, as it is responsible for such costs under the terms of such license agreements. There can be no assurance that patents will issue as a result of any such pending applications or that the existing patents and any patents resulting from such applications will be sufficiently broad to afford protection against competitors with similar technology. In addition, there can be no assurance that such patents will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The commercial success of the Company will also depend upon avoiding infringement of patents issued to competitors. A United States patent application is maintained under conditions of confidentiality while the application is pending, so the Company cannot determine the inventions being claimed in pending patent applications filed by its competitors. Litigation may be necessary to defend or enforce the Company's patent and license rights or to determine the scope and validity of others' proprietary rights. Defense and enforcement of patent claims can be expensive and time consuming, even, in those instances in which the outcome is favorable to the Company, and can result in the diversion of substantial resources from the Company's other activities. An adverse outcome could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties, or require the Company to alter its products or processes, or cease altogether any related research and development activities or product sales, any of which may have a material adverse effect on the Company's business, results of operations and financial condition.

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

Dependence Upon Key Personnel and Consultants

The Company is highly dependent upon its officers and directors, as well as its Scientific Advisory Board members, consultants and collaborating scientists. Atlantic and its subsidiaries have an aggregate of only eight full-time employees, four of whom are officers of Atlantic, and the loss of any of these individuals would have a material adverse effect on the Company. Although Atlantic has entered into employment agreements with each of its officers, such employment agreements do not contain provisions which would prevent such employees from resigning their positions with Atlantic at any time. The Company does not maintain key-man life insurance policies on any of such key personnel. Each of the Company's non-employee directors, advisors and consultants devotes only a portion of his or her time to the Company's business. The loss of certain of these individuals could have a material adverse effect on the Company.

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

Control by Existing Stockholders

Two principal stockholders of the Company beneficially own approximately 27% of the outstanding shares of Common Stock. Accordingly, such holders, if acting together, may have the ability to exert significant influence over the election of the Company's Board of Directors and other matters submitted to the Company's stockholders for approval. The voting power of these holders may discourage or prevent any proposed takeover of the Company.

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

Certain Interlocking Relationships; Potential Conflicts of Interest

Three of the five members of the Board of Directors and one of the officers of the Company are full-time and/or part-time officers of Paramount Capital, Inc. ("Paramount") and/or Paramount Capital Investments, LLC a New York-based, merchant banking and venture capital firm specializing in biotechnology companies ("Investments"). In the regular course of its business, Investments identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. Generally, Delaware corporate law requires that any transactions between the Company and any of its affiliates be on terms that, when taken as a whole, are substantially as favorable to the Company as those then reasonably obtainable from a person who is not an affiliate in an arms-length transaction. Nevertheless, neither Investments nor any such directors are obligated pursuant to any agreement or understanding with the Company to make any additional products or technologies available to the Company, nor can there be any assurance, and the Company does not expect and security holders should not expect, that any biomedical or pharmaceutical product or technology identified by Investments or any such directors in the future will be made available to the Company. In addition, certain of the officers and directors of the Company may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies.There can be no assurance that such other companies will not, in the future, have interests in conflict with those of the Company.

The Company has entered into several agreements with Paramount as well as with certain of the Company's directors pursuant to which Paramount and such directors provide financial advisory services to the Company.

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

Possible Adverse Effect of Shares Eligible for Future Sale

788,951 of the shares of Common Stock of the Company currently outstanding are "restricted securities," and such shares are owned by "affiliates" (the "Selling Securityholders") of the Company, as those terms are defined in Rule 144 promulgated under the Securities Act. The Company's officers, directors and certain stockholders, including the Selling Securityholders, have agreed not to sell or otherwise dispose of any of their shares of Common Stock now owned or issuable upon the exercise of warrants until June 14, 1997 or such longer period as may be required by applicable state securities laws, without the prior written consent of Joseph Stevens & Company, L.P., the underwriter that managed the Company's initial public offering (the "Underwriter"). Absent registration under the Securities Act, the sale of such shares is subject to Rule 144 as promulgated under the Securities Act. Finally, the Company has granted unlimited "piggyback" and two S-3 registration rights per year to certain stockholders with respect to such shares of Common Stock and any shares of Common Stock purchased in the future by such investors, which shares will be subject to the lock-up described above. Finally, the Company has granted to holders of the warrants issued to the Underwriter in connection with the initial public offering the right on two occasions (one at the expense of the Company) to file a registration statement under the Securities Act covering the securities underlying such warrants and the additional right to include such securities in any registration filed by the Company under the Securities Act.

In connection with its initial public offering, the Company granted to the underwriter thereof warrants to purchase from the Company 165,000 units, each consisting of one share of Common Stock and one redeemable warrant to purchase one share of Common Stock at an initial exercise price of $6.60 per unit. Such warrants are exercisable during the four year period commenced December 13, 1996. The redeemable warrants issuable upon exercise of these warrants have an exercise price of $6.05 per share. As long as the warrants remain unexercised, the terms under which the Company could obtain additional capital may be adversely affected.

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

The Company is subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that such stockholder became an interested stockholder. In general, Section 203 defines an interested stockholder as any entity or person beneficially owning 15% or more of the outstanding voting stock of the corporation and any entity or person affiliated with or controlling or controlled by such entity or person. The foregoing provisions could have the effect of discouraging others from making tender offers for the Company's shares and, as a consequence, they also may inhibit fluctuations in the market price of the Company's shares that could result from actual or rumored takeover attempts. Such provisions also may have, the effect of preventing changes in the management of the Company.

Part Two - Other Information

Item 1. Legal Proceedings.

In connection with a complaint alleging claims under the Securities Exchange Act of 1934, as amended and common law causes of action that was filed in the United States District Court for the District of Delaware against the Company and others on November 8, 1996, and a second related action filed in the Delaware Chancery Court, the parties have agreed in principle to a settlement whereby the Company will issue, and certain other defendants will transfer, an aggregate of 5,000 shares of the Company's Common Stock to the plaintiff. However, until the settlement, if any, has been finalized there can be no assurance as to the ultimate resolution of these matters, or that such resolution would not have a material impact on the Company.

Item 6. Exhibits and reports on form 8-K

a. Exhibits

10. Material Contracts

      a. Letter of Agreement between the Company Paramount Capital, Inc. dated February 26, 1997.

      b. Agreement and Plan of Reorganization by and among Atlantic Pharmaceuticals, Inc., Channel Therapeutics, Inc. and New Channel, Inc., dated February 20, 1997.

      c. Warrant issued to Dr. John Prendergast to purchase 37,500 shares of the Company's Common Stock.

      d. Warrant issued to Ms. Dian Griesel to purchase 24,000 shares of the Company's Common Stock.

27.1  Financial Data Schedule

b. Form 8-K Reports

      No Form 8-K reports were filed during the first quarter of 1997.

Signatures

      In accordance with the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

                                  Atlantic Pharmaceuticals, Inc.


      May 14, 1997                   Jon D. Lindjord
                                    -------------------
                                     Jon D. Lindjord
                                     Chief Executive Officer and President


      May 14, 1997                   Shimshon Mizrachi
                                    -------------------
                                     Shimshon Mizrachi
                                     Controller
                                     Principal Accounting and Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                   Description
-----------                   -----------

10.22 Letter of Agreement between the Company and Paramount capital, Inc. dated February 26, 1997.

10.23 Agreement and Plan of Reorganization by and among Atlantic
      Pharmaceuticals, Inc., Channel Therapeutics, Inc. and New Channel, Inc. dated February 20, 1997.

10.24 Warrant issued to Dr. John Prendergast to purchase 37,500 shares of the Company's Common Stock.

10.25 Warrant issued to Ms. Dian Griesel to purchase 24,000 shares of the Company's Common Stock.

27.1  Financial Data Schedule