Form 10QSB
period 1997-06-30
ATLANTIC PHARMACEUTICALS INC
filed 1997-08-15
CIK 1001316

                    UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington DC 20549

                                  -------------
                                   Form 10-QSB
                                  -------------

  Quarterly Report under Section 13 of the Securities Exchange Act of 1934

For the Quarterly period Ended                   Commission File No. 0-27282
 June 30, 1997











                       Atlantic Pharmaceuticals, Inc.

                      1017 Main Campus Drive, Suite 3900
                        Raleigh, North Carolina, 27606

                            Telephone (919)513-7020

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

                                             Yes /X/ No / /

     3,016,920 shares of common stock, $.001 par value per share, were outstanding on June 30, 1997

    Transitional Small Business Disclousre Format     Yes / / No  /X/

Atlantic Pharmaceuticals , Inc. and Subsidiaries

                                                                                                                PAGE

Part One--Financial Information

Item 1--Financial Statements (unaudited)

Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996.                                              1

Consolidated Statements of Operations for the three months ended June 30, 1997 and 1996 for the six months
ended June 30, 1997 and 1996 and the period from July 13, 1993(inception) to June 30, 1997.                         2

Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996 and the period from
July 13, 1993(inception) to June 30, 1997.                                                                          3

Notes to Consolidated Financial Statements                                                                          4

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations                       6

Part Two--Other Information

Item 1- Legal Proceedings                                                                                          19

Item 4--Submission of Matters to a Vote of Security Holders                                                        19

Item 6--Exhibits and Report on Form 8-K                                                                            20

ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Balance Sheets
June 30, 1997 and December 31, 1996

-------------------------------------------------------------------------------------------

                              ASSETS                                  30-JUN-97   31-DEC-96
-------------------------------------------------------------------------------------------

                                                                     (UNAUDITED)
-------------------------------------------------------------------------------------------

Current assets:
  Cash and cash equivalents                                          $ 2,310,163   2,269,532
  Prepaid expenses                                                        43,123      24,949

-------------------------------------------------------------------------------------------
Total current assets                                                   2,353,286   2,294,481
-------------------------------------------------------------------------------------------

Furniture and equipment, net of accumulated depreciation
        of $98,328 and $75,133 at June 30,1997 and December 31,
        1996, respectively.                                              185,611      82,761
-------------------------------------------------------------------------------------------
Total assets                                                         $ 2,538,897   2,377,242
-------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------------

Current liabilities:

  Accrued expenses                                                   $   364,387     281,792
-------------------------------------------------------------------------------------------
Total current liabilities                                                364,387     281,792
-------------------------------------------------------------------------------------------

Stockholders' equity

        Preferred stock, $.001 par value. Authorized 50,000,000
          shares; none issued and none outstanding.                      --          --
        Series A Convertible Preferred stock, $.001 par value.
          Authorized 1,100,000 shares; 230,000 issued and
          outstanding at June 30, 1997.                                      230     --
        Common stock $.001 par value. Authorized 80,000,000 shares;
          3,016,920 and 2,913,720 shares issued and outstanding at
          June 30, 1997 and December 31,1996, respectively                 3,017       2,914
        Common stock subscribed. 182 shares at June 30,1997 and
          December 31,1996.                                              --          --
        Additional paid -in capital                                   13,536,958  10,634,938
        Deficit accumulated during development stage                 (11,276,353) (8,438,660)
        Deferred compensation                                            (88,800)   (103,200)
-------------------------------------------------------------------------------------------
                                                                       2,175,052   2,095,992

        Less common stock subscriptions receivable                          (218)      (218)
        Less treasury stock, at cost                                        (324)      (324)
-------------------------------------------------------------------------------------------

Total stockholders' equity                                             2,174,510  2,095,450
-------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                           $ 2,538,897  2,377,242
-------------------------------------------------------------------------------------------

    See accompanying notes to consolidated financial statements.

ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Operations (Unaudited)
Three months ended June 30, 1997 and 1996, the six months ended June 30, 1997 and 1996 and the period from July 13, 1993 (inception) to June 30, 1997.

----------------------------------------------------------------------------------------------------------
                                        THREE MONTHS ENDED      SIX MONTHS ENDED          CUMULATIVE
                                       ---------------------  --------------------       FROM JULY13,
                                        JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,    1993 (INCEPTION) TO
                                          1997       1996       1997       1996          JUNE 30,1997

----------------------------------------------------------------------------------------------------------
Revenue:
      Grant Revenue                    $    2,288     --          2,288     --                 99,932
Total Revenue                               2,288     --          2,288     --                 99,932
Costs and expenses:
      Research and development         $1,072,625    248,061  1,288,181    487,313          2,974,516
      License fees                         --         --         --         --                173,500
      General and administrative          736,811    531,952  1,475,759  1,109,869          7,695,923
----------------------------------------------------------------------------------------------------------
Total operating expenses                1,809,436    780,013  2,763,940  1,597,182         10,843,939
----------------------------------------------------------------------------------------------------------
Other expense (income):
      Interest income                     (22,221)   (37,300)   (45,073)   (89,501)          (214,343)
      Interest expense                     --         --         --         --
----------------------------------------------------------------------------------------------------------
Total other expense (income)              (22,221)   (37,300)   (45,073)   (89,501)           411,232
----------------------------------------------------------------------------------------------------------
Net loss                               $(1,784,927)  (742,713) (2,716,579) (1,507,681)       (11,155,239)
----------------------------------------------------------------------------------------------------------
Imputed Preferred Stock dividend       $ (121,114)    --       (121,114)    --               (121,114)
----------------------------------------------------------------------------------------------------------
Net Loss to common stockholders        (1,906,041)    --      (2,837,693)    --           (11,276,353)
Net loss per share                     $    (0.64)     (0.28)     (0.97)     (0.57)            (10.29)
----------------------------------------------------------------------------------------------------------
Shares used in calculation
        of net loss per share           2,965,887  2,663,720  2,939,948  2,663,720          1,095,328
----------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30, 1997 and 1996 and the period from July 13, 1993 (inception) to June 30, 1997

                                                                                            CUMULATIVE FROM
                                                                                             JULY 13, 1993
                                                                     SIX MONTHS ENDED       (INCEPTION) TO
                                                                  JUNE 30,      JUNE 30,       JUNE 30,
                                                                    1997          1996           1997
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                    $  (2,837,693)  (1,507,681)    (11,276,353)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
          Stock based compensation- development                       657,900      --              657,900
          Stock based compensation- general and administrative        136,722       14,400         381,304
          Imputed Preferred Stock dividend                            121,114                      121,114
          Discount on notes payable-bridge financing                 --            --              300,000
          Depreciation                                                 21,886       21,543          97,019
          Changes in assets and liabilities:
            (Increase) decrease in prepaid expenses                   (18,174)      12,000
            Increase (decrease) in accrued expenses                    82,595     (423,188)        364,386
            Increase (decrease) in accrued interest                               (115,011)        172,305
-----------------------------------------------------------------------------------------------------------
Net cash used in operating activities                              (1,835,650)  (1,997,937)     (9,225,448)
-----------------------------------------------------------------------------------------------------------
Net cash used in investing activities
    Acquisition of furniture and equipment                           (124,737)     (51,384)       (282,631)
-----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds from issuance of demand notes payable                   --            --            2,395,000
    Repayment of demand notes payable                                --           (125,000)       (125,000)
    Proceeds from the issuance of notes payable --
        bridge financing                                             --            --            1,200,000
    Proceeds of issuance of warrants                                 --            --              300,000
    Repayment of notes payable bridge financing                                    (75,000)     (1,500,000)
    Repurchase of common stock                                       --            --                 (324)
    Proceeds from the issuance of common stock                             18      --            7,547,566
    Proceeds from the issuance of Preferred Stock                   2,001,000      --            2,001,000
-----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                 2,001,018     (200,000)     11,818,242
-----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                   40,631   (2,249,321)      2,310,163
Cash and cash equivalents at beginning of period                    2,269,532    5,044,632        --
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $   2,310,163    2,795,311       2,310,163
-----------------------------------------------------------------------------------------------------------
Supplemental disclosure of noncash financing
        activities:
      Issuance of common stock in exchange for common stock
        subscriptions                                           $    --            --                7,027
      Conversion of demand notes payable and the related
        accrued interest to common stock                             --            --            2,442,304
-----------------------------------------------------------------------------------------------------------


 See accompanying notes to consolidated financial statements.

Atlantic Pharmaceuticals, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements (Unaudited)
June 30, 1997 and 1996

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

(2) Stock Options

         In July 1995, Atlantic Pharmaceuticals, Inc.(the "Company") established the 1995 Stock Option Plan which, as amended, provides for the granting of equity incentives of up to 950,000 shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), to officers, directors, employees, and consultants of the Company.

              As of December 31, 1996, options to purchase 419,316 shares of the Company's Common Stock were available for future issuance under the Company's 1995 Stock Option Plan. On February 19, 1997 the Company granted options to purchase an aggregate of 115,000 shares of Common Stock, exercisable for seven years at an exercise price of $6.875 per share. During the four-year period commencing February 19, 1998, 25% of such options shall cliff vest and the remainder of the shares will be exercisable in an equal successive one-year installments. No options have been exercised as of June 30, 1997.

(3) Issuance of Warrants

    A warrant to purchase 24,000 shares of the Company's Common Stock at $7.00 per share was issued to a consultant. That warrant expires on November 22, 2001. In connection with the issuance of these warrants, the Company recognized an expense in the amount of $36,880 in the first quarter and an expense in the amount of $36,880 in the second quarter. This expense is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

(4)      The Channel Merger

    Pursuant to an Agreement and Plan of Reorganization by and among the Company, Channel, and New Channel, Inc., a Delaware corporation, dated February 20, 1997, all of the stockholders of Channel (except for the Company) agreed to receive an aggregate of 103,200 shares of Common Stock of the Company in exchange for their shares of common stock, par value $0.0001 per share, of Channel. On February 20, 1997, Channel became a wholly owned subsidiary of the Company. On February 21, 1997, all of the rights of Channel in the CT-3

Technology were transferred to the Company. On May 16, 1997 the Company issued 103,200 shares of Common Stock of the Company to stockholders of Channel. In connection with the issuance of these shares the Company recognized an expense in the amount of $657,900. This expense is included in research and development expenses in the accompanying Consolidated Statements of Operations.

(5)  Private Placement

    Pursuant to the first closing of a private placement (the "Private Placement") of its Series A Convertible Preferred Stock, par value $0.001 per share (the "Preferred Stock"), the Company issued and sold an aggregate of 230,000 shares of Preferred Stock to certain accredited investors on May 22, 1997 in consideration of an aggregate amount equal to $2,300,000. The net proceeds to the Company after deducting commissions and expenses of the private placement agent were $2,001,000.

    The rights and preferences of the Preferred Stock are as described in the Certificate of Designations of Series A Convertible Preferred Stock which was filed with the Secretary of State of Delaware on May 22, 1997. The holders of the Preferred Stock have registration rights as to the shares of common stock, par value $0.001, underlying the Preferred Stock.

    Paramount Capital, Inc. ("Paramount") acted as placement agent for the Private Placement. Lindsay A. Rosenwald, M.D. a greater than five percent stockholder of the Company, is the sole stockholder of Paramount.

(6) Subsequent Events

    On August 7, 1997 the Company completed the Private Placement of its Preferred Stock. On such date the Company issued and sold an aggregate of [1,007,200] shares of its Preferred Stock to certain accredited investors in consideration of an aggregate amount equal to [$10,072,000]. The net proceeds to the Company after deducting commissions and expenses of the private placement agent were [$8,742,695].

Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion of the results of operations and financial condition should be read in conjunction with the Company's Annual Report on Form 10 - KSB for the year ended December 31, 1996.

Results of Operations for the quarter ended June 30, 1997

    For the second quarter ended June 30, 1997, research and development expense increased by 332% over the similar period in 1996, primarily due to increased research and development activities and the recognition of a research and development expense in the amount of $657,900 in connection with the issuance of common stock to the Channel minority shareholders.

    For the second quarter of 1997 general and administrative expense increased by 38% over the second quarter of 1996, primarily as a result of warrant compensation expenses, legal expenses and other general and administrative expenses.

    For the second quarter of 1997, interest income was $22,221, compared to $37,300 in the second quarter of 1996. The decrease is due to a reduction in the Company's cash and cash equivalents.

Results of Operations for the six-month period ended June 30, 1997

    For the six-months period ended June 30, 1997, research and development expense increased by 164% over the similar period in 1996, primarily due to increased research and development activities and the recognition of a research and development expense in the amount of $657,900 in connection with the issuance of common stock to the Channel minority shareholders.

    For the six-months period ended June 30, 1997, general and administrative expense increased by 33% over the similar period of 1996 primarily as a result of warrant compensation expenses, legal expenses and other general and administrative expenses.

    For the six-months period ended June 30, 1997, interest income was $45,073, compared to $89,501 for the six-months period ended June 30, 1996. The decrease is due to a reduction in the Company's cash and cash equivalents.

Liquidity and Capital Resources

    The Company has incurred an accumulated deficit of $11,276,353 since inception and expects to continue to incur additional losses through the year ending December 31, 1997 and the foreseeable future.

    As of June 30 the Company anticipated that its current resources will be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures for at least six months; however, subsequent to June 30, 1997 the Company completed its Private

Placement of Preferred Stock . The Company anticipate that the funds that were generated in the Private Placement will be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures for at least two years. In addition, the Company will attempt to generate additional capital through a combination of collaborative agreements, strategic alliances and public and private equity and debt financings. However, no assurance can be provided that additional capital will be obtained through these or other sources. If the Company is not able to obtain continued financing, the Company may cease operation and in all likelihood all the Company's security holders will lose their entire investment.

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

Research and Development Activities

    Preclinical studies with all four of the company's technologies are proceeding according to plan.

    Gemini's 2-5A antisense enhancing technology is continuing to make good progress. New oligonucleotides against the RSV (Respiratory Sensational Virus) have demonstrated a potential for broad spectrum and powerful virucidal activity. These new molecules are being readied for advanced animal testing. Additional work on a promising cancer target has yielded encouraging data and a patent has been filed in connection therewith. A promising lead compound against Chronic Myelogenous Leukemia is currently undergoing verification and, if consistently potent, will be tested in vivo. The Company has also filed a patent relating to anti-PKR (Phoshporkinase Signaling Device) oligonucleotides, which have the potential to disrupt certain critical aspects of intracellular signalling pathways.

    Channel's sulfated cyclodextrin technology is yielding new compound leads, some of which appear to be highly active and potentially non-toxic. These compounds are undergoing early in vivo characterization. CT-1 porcine testing and in vivo CT-2 AV shunt testing are expected to be completed before the second quarter in 1998. The stent-bonding program is being refined to achieve optimal stability. Additionally, discussions are underway regarding the potential incorporation of sulfated cyclodextrins into synthetic vascular graft material.

    Atlantic's CT-3 technology is progressing towards definitive toxicology assessments, following which an IND (Investigation of New Drug) will be filed, thus paving the way for human testing.

Future Outlook

         In addition to historical information, this report contains predictions, estimates and other forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from any future performance suggested in this report as a result of the risk factors set forth below and in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 1997.

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

Development Stage Companies; History of Operating Losses; Accumulated Deficit; Uncertainty of Future Profitability

The technologies and products under development by the Company and its subsidiaries are in the research and development stage and no operating revenue, outside of grant revenues, have been generated to date. The Company does not expect to generate any revenues in the near future. As a result, the Company must be evaluated in light of the problems, delays, uncertainties and complications encountered in connection with newly established businesses. The Company has incurred operating losses since its inception. As of June 30, 1997, the Company's working capital and accumulated deficit were $1,988,899 and $11,276,353 respectively. Operating losses have resulted principally from costs incurred in identifying and acquiring the technologies under development, research and development activities and from general and administrative costs. The Company expects to incur significant operating losses over the next several years, primarily due to continuation and expansion of its research and development programs, including preclinical studies and clinical trials for its pharmaceutical products under development. The Company's ability to achieve profitability depends upon its ability to develop pharmaceutical and medical device products, obtain regulatory approval for its proposed products and enter into agreements for product development, manufacturing and commercialization. There can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of its proposed products.

Qualification of Auditor's Opinion

The Company's independent accountants have included an explanatory paragraph in their report on the Company's consolidated financial statements at December 31, 1996, included in the Company's 1996 Annual Report on Form 10-KSB, which states that the Company has suffered recurring losses from operations and has limited capital resources, both of which raise substantial doubt about the Company's ability to continue as a going concern.

Need for Additional Financing; Issuance of Securities by the Company and its Subsidiaries; Future Dilution

The Company will require, and is constantly considering potential sources for, substantial additional financing to continue its research, to complete its product development and to manufacture and market any products that may be developed. Based solely upon its currently existing consulting, license, sponsored research and employment agreements, the Company currently anticipates that it will spend all of its current cash reserves by December 1997. There can be no assurance, however, that the Company's current cash reserves will not be
expended prior to that time.   The Company anticipates that further funds may be
raised at any time through additional public or private debt or equity financings conducted either by the Company or by one or more of its subsidiaries, or through collaborative ventures entered into between the Company or one or more of its subsidiaries and a corporate partner. There can be no assurance that the Company will be able to obtain additional financing or that such financing, if available, can be obtained on terms acceptable to the Company. If additional financing is not otherwise available, the Company will be required to modify its business development plans or reduce or cease certain or all of its operations. In such event, holders of securities of the Company will, in all likelihood, lose their entire investment.

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

Government Regulation; No Assurance of Product Approval

The Company's proposed products and technologies are in very early stages of development. The research, preclinical development, clinical trials, product manufacturing and marketing to be conducted by the Company is subject to regulation by the FDA and similar health authorities in foreign countries. FDA approval of the Company's products, as well as the manufacturing processes and facilities, if any, used to produce such products will be required before such products may be marketed in the United States. The process of obtaining approvals from the FDA is costly, time consuming and often subject to unanticipated delays. There can be no assurance that approvals of the Company's proposed products, processes or facilities will be granted on a timely basis, or at all. In addition, new government regulations may be established that could delay or prevent regulatory approval of the Company's products under development. Any future failure to obtain or delay in obtaining any such approval will materially and adversely affect the ability of the Company to market its proposed products and the business, financial condition and results of operations of the Company.

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

Uncertainty Regarding Patents and Proprietary Rights

The success of the Company will depend in large part on its or its licensors' ability to obtain patents, defend their patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. The patent position of firms relying upon biotechnology is highly uncertain and involves complex legal and factual questions. To date there has emerged no consistent policy regarding the breadth of claims allowed in biotechnology patents or the degree of protection afforded under such patents. The Company relies on certain United States patents and pending United States and foreign patent applications relating to various aspects of its products and processes. All of these patents and patent applications are owned by third parties and are licensed or sublicensed to the Company, with the exception of the patents and the patent applications related to the Catarex device which are owned by the Optex. The patent application and issuance process can be expected to take several years and entail considerable expense to the Company, as it is responsible for such costs under the terms of such license agreements. There can be no assurance that patents will issue as a result of any such pending applications or that the existing patents and any patents resulting from such applications will be sufficiently broad to afford protection against competitors with similar technology. In addition, there can be no assurance that such patents will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The commercial success of the Company will also depend upon avoiding infringement of patents issued to competitors. A United States patent application is maintained under conditions of confidentiality while the application is pending, so the Company cannot determine the inventions being claimed in pending patent applications filed by its competitors. Litigation may be necessary to defend or enforce the Company's patent and license rights or to determine the scope and validity of others' proprietary
rights.   Defense and enforcement of patent claims can be expensive and time consuming, even, in those instances in which the outcome is favorable to the Company, and can result in the diversion of substantial resources from the Company's other activities. An adverse outcome could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties, or require the Company to alter its products or processes, or cease altogether any related research and development activities or product sales, any of which may have a material adverse effect on the Company's business, results of operations and financial condition.

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

Control by Existing Stockholders

Two principal stockholders of the Company beneficially own approximately 26% of the outstanding shares of Common Stock. Accordingly, such holders, if acting together, may have the ability to exert significant influence over the election of the Company's Board of Directors and other matters submitted to the Company's stockholders for approval. The voting power of these holders may discourage or prevent any proposed takeover of the Company.

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

Certain Interlocking Relationships; Potential Conflicts of Interest

Two of the four members of the Board of Directors and one of the officers of the Company are full-time and/or part-time officers of Paramount Capital, Inc. ("Paramount") and/or Paramount Capital Investments, LLC a New York-based, merchant banking and venture capital firm specializing in biotechnology
companies ("Investments").   In the regular course of its business, Investments
identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. Generally, Delaware corporate law requires that any transactions between the Company and any of its affiliates be on terms that, when taken as a whole, are substantially as favorable to the Company as those then reasonably obtainable from a person who
is not an affiliate in an arms-length transaction.   Nevertheless, neither
Investments nor any such directors are obligated pursuant to any agreement or understanding with the Company to make any additional products or technologies available to the Company, nor can there be any assurance, and the Company does not expect and security holders should not expect, that any biomedical or pharmaceutical product or technology identified by Investments or any such directors in the future will be made available to the Company. In addition, certain of the officers and directors of the Company may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies.There can be no assurance that such other companies will not, in the future, have interests in conflict with those of the Company.

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

Possible Adverse Effect of Shares Eligible for Future Sale

Future sales by existing stockholders could adversely affect the prevailing market price of the Company's Common Stock. The outstanding shares of the Company's Common Stock are all freely tradeable, subject to volume and other restrictions imposed by Rule 144 under the Securities Act with respect to sales by affiliates of the Company. An 18-month restriction on transfer applicable to the shares of Common Stock now owned or hereafter acquired by the Company's officers, directors and certain stockholders expired on June 14, 1997. sales of substantial amounts of Common Stock may have an adverse effect on the market price of the Company's Common Stock.

In connection with its initial public offering, the Company granted to the underwriter thereof warrants to purchase from the Company 165,000 units, each consisting of one share of Common Stock and one redeemable warrant to purchase one share of Common Stock at an initial exercise price of $6.60 per unit. Such warrants are exercisable during the four-year period commenced December 13,
1996.   The redeemable warrants issuable upon exercise of these warrants have an exercise price of $6.05 per share. As long as the warrants remain unexercised, the terms under which the Company could obtain additional capital may be adversely affected. The Company granted to holders of the warrants issued to such underwriter the right on two occasions (one at the expense of the Company) to file a registration statement under the Securities Act covering the securities underlying such warrants and the additional right to include such securities in any registration filed by the Company under the Securities Act.

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

The Company is subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that such stockholder became an interested stockholder. In general, Section 203 defines an interested stockholder as any entity or person beneficially owning 15% or more of the outstanding voting stock of the corporation. The foregoing provisions could have the effect of discouraging others from making tender offers for the Company's shares and, as a consequence, they also may inhibit fluctuations in the market price of the Company's shares that could result from actual or rumored takeover attempts. Such provisions also may have, the effect of preventing changes in the management of the Company.

Part Two--Other Information

Item 1. Legal Proceedings.

    In November 1996 and February 1997, related complaints alleging claims under the Securities Exchange Act of 1934, as amended, and common law causes of action were filed against the Company in the United States District Court for the District of Delaware and the Delaware Chancery Court, respectively. The parties have reached a settlement in principle with respect to such complaints, pursuant to which an existing stockholder of the Company owning greater than five percent of the Company's capital stock transferred to plaintiff an aggregate of 5,000 shares of the Company's common stock.

Item 4. Submission of Matters to a Vote of Security Holders

    The Company's annual meeting of stockholders was called to order on May 21,1997 pursuant to due notice and adjourned to June 17, 1997, upon due notice. Total shares voted were 1,721,536 out of 2,913,720 entitled to vote.

    Matters voted on:

1.          ELECTION OF DIRECTORS:                       FOR       WITHHELD
                                                         ---       --------



            Jon D. Lindjord                           1,714,636     6,900
            John K.A. Predergast, Ph.D                1,714,636     6,900
            Steve H. Kanzer                           1,714,636     6,900
            Yuichi Iwaki, M.D., Ph.D.                 1,714,636     6,900


            Accordingly, following the June 17, 1997 meeting the members of the Board of Directors standing for election were re-elected. Dr. Lindsay A. Rosenwald, M.D. did not stand for re-election to the Company's Board of Directors. Therefore the Company's Board of Directors now consist of Jon D. Lindjord, Yuichi Iwaki, M.D., Ph.D., Steve H. Kanzer and John K.A. Prendergast, Ph.D. The Board of Directors currently has one vacancy.

            2. To approve a form of indemnification agreement to be entered into by and between the Company and its officers and directors.

             For                            Against         Abstain
             ---                            -------         -------

             1,677,436                      32,350          11,750


             3. To ratify the Board of Director's selection of KPMG Peat Marwick LLP to serve as the Company's independent auditors for the year ending December 31, 1997.

             For                            Against         Abstain
             ---                            -------         -------

             1,712,636                       1,500           7,400

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

27.1 Financial Data Schedule

b. Form 8-K Reports

    On June 9, 1997 the Company filed a report on Form 8-K stating that the Company had, pursuant to a private placement, issued and sold an aggregate of 230,000 shares of Preferred Stock to certain accredited investors on May 22, 1997 in consideration of an aggregate amount equal to $2,300,000. The net proceeds to the Company after deducting commissions and expenses of the private placement agent were $2,001,000.

Signatures

    In accordance with the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

                       Atlantic Pharmaceuticals, Inc.

            August 14, 1997                   Jon D. Lindjord
                                              ----------------
                                              Jon D. Lindjord
                                        Chief Executive Officer and President


           August 14, 1997                     Shimshon Mizrachi
                                               -----------------
                                               Shimshon Mizrachi
                                                  Controller
                                     Principal Accounting and Financial Officer