Form 10QSB
period 1997-09-30
ATLANTIC PHARMACEUTICALS INC
filed 1997-11-13
CIK 1001316

                                 United States
                      Securities and Exchange Commission

                              Washington DC 20549

                                  Form 10-QSB

   Quarterly Report under Section 13 of the Securities Exchange Act of 1934


For the Quarterly Period Ended                       Commission File No. 0-27282
September 30, 1997




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

    Transitional Small Business Disclosure Format Yes [ ] No [x ]

    3,016,920 shares of common stock, $.001 par value, were outstanding on
                            September 30, 1997

Atlantic Pharmaceuticals , Inc. and Subsidiaries

PART ONE--FINANCIAL INFORMATION                                                              PAGE
Item1--Financial Statements (unaudited)

Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996..................    1

Consolidated Statements of Operations for the three months ended September 30, 1997 and 1996 for the nine months ended September 30, 1997 and 1996 and the period from
  July 13, 1993(inception) to September 30, 1997............................................    2

Consolidated Statements of Cash Flows for the nine months ended September 30, 1997
  and 1996 and the period from July 13, 1993 (inception) to September 30, 1997..............    3

Notes to Consolidated Financial Statements..................................................    4

Item 2--Management's Discussion and Analysis of Financial Condition and Results
  of Operations.............................................................................    7

Part Two--Other Information

Item 6--Exhibits and Repors on Form 8-K.....................................................   23

PART ONE

                  ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                         (a development stage company)
                          Consolidated Balance Sheets
                   September 30, 1997 and December 31, 1996

ASSETS                                            SEPTEMBER 30, 1997          DECEMBER 31, 1996
                                                  ------------------          -----------------
                                                     (UNAUDITED)                  (AUDITED)
Current assets:
  Cash and cash equivalents.......................  $  9,939,494                   2,269,532
  Prepaid expenses................................        28,315                      24,949
                                                  ------------------          -----------------
Total current assets..............................     9,967,809                   2,294,481
                                                  ------------------          -----------------

Furniture and equipment, net of accumulated
  depreciation of $122,524 and $75,133 at
  September 30,1997 and December 31, 1996,
  respectively....................................       217,049                      82,761
                                                  ------------------          -----------------
Total assets......................................  $ 10,184,858                   2,377,242
                                                  ------------------          -----------------

Liabilities and Stockholders' Equity

Current liabilities:
  Accrued expenses................................  $    282,894                     281,792
                                                  ------------------          -----------------
Total current liabilities.........................       282,895                     281,792
                                                  ------------------          -----------------

Stockholders' equity
  Preferred stock, $.001  par value.
    Authorized 50,000,000 shares; none issued
    and outstanding Series A Convertible
    Preferred stock, $.001 Par value authorized
    1,375,000 shares 1,237,200 and 0 shares
    issued and outstanding at September 30,
    1997 and December 31, 1996,  respectively.....         1,237                        --
  Preferred Warrants 123,720 and 0 shares issued
    and outstanding at September 30, 1997 and
    December 31, 1996, respectively...............       570,143                        --
  Common stock $.001 par value. Authorized
    80,000,000 shares; 3,016,920 and 2,913,720
    shares issued and outstanding at
    September 30, 1997 and December 31, 1996,
    respectively..................................         3,017                       2,914
  Common stock subscribed. 182 shares at
    September 30,1997 and December 31,1996........          --                          --
  Additional paid-in capital......................    21,546,779                  10,634,938
  Deficit accumulated during development stage....   (12,137,071)                 (8,438,660)
  Deferred compensation...........................       (81,600)                   (103,200)
                                                  ------------------          -----------------
                                                       9,902,505                   2,095,992

  Less common stock subscriptions receivable......          (218)                       (218)
  Less treasury stock, at cost....................          (324)                       (324)
                                                  ------------------          -----------------

Total stockholders' equity........................     9,901,963                   2,095,450
                                                  ------------------          -----------------
                                                    $ 10,184,858                   2,377,242
                                                  ------------------          -----------------
                                                  ------------------          -----------------

    See accompanying notes to consolidated financial statements.

ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Operations (Unaudited)
Three months ended September 30, 1997 and 1996, the nine months ended September 30, 1997 and 1996 and the period from July 13, 1993 (inception) to September 30, 1997.

                                                                                                  CUMULATIVE
                                        THREE MONTHS ENDED            NINE MONTHS ENDED          FROM JULY 13,
                                   ----------------------------  ----------------------------  1993 (INCEPTION)
                                   SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,         TO
                                       1997           1996           1997           1996       SEPTEMBER 30,1997
                                   -------------  -------------  -------------  -------------  -----------------
Revenue:
  Grant income...................          --           52,531          2,288         52,531            99,932

Total Revenue....................          --           52,531          2,288         52,531            99,932
                                   -------------  -------------  -------------  -------------  -----------------
Costs and expenses:
  Research and development.......   $   507,194        251,811      1,795,375        739,124         3,481,710
  License fees...................          --           10,000           --           10,000           173,500
  General and administrative.....       555,121        892,382      2,030,880      2,002,251         8,251,044
                                   -------------  -------------  -------------  -------------  -----------------

Total operating expenses.........     1,062,315      1,154,193      3,826,255      2,751,375        11,906,254
                                   -------------  -------------  -------------  -------------  -----------------
                                   -------------  -------------  -------------  -------------  -----------------

Other expense (income):
  Interest income................       (80,483)       (37,933)      (125,556)      (127,434)         (294,826)
  Interest expense...............       --             --             --             --                625,575
                                   -------------  -------------  -------------  -------------  -----------------

Total other expense (income).....       (80,483)       (37,933)      (125,556)      (127,434)          330,749
                                   -------------  -------------  -------------  -------------  -----------------
                                   -------------  -------------  -------------  -------------  -----------------
Net loss.........................   $  (981,832)    (1,063,729)    (3,698,411)    (2,571,410)      (12,137,071)
Imputed Preferred Stock
  dividend.......................   $(1,775,479)          --       (1,896,593)          --          (1,896,593)
                                   -------------  -------------  -------------  -------------  -----------------
                                   -------------  -------------  -------------  -------------  -----------------
Net Loss to common
  stockholders...................    (2,757,311)    (1,063,729)    (5,595,004)    (2,571,410)      (14,033,664)
Net loss per common share........   $     (0.91)         (0.38)         (1.89)         (0.95)           (11.59)
                                   -------------  -------------  -------------  -------------  -----------------
                                   -------------  -------------  -------------  -------------  -----------------
Shares used in calculation of net
  loss per common share..........     3,016,920      2,788,720      2,965,887      2,705,691         1,210,504
                                   -------------  -------------  -------------  -------------  -----------------
                                   -------------  -------------  -------------  -------------  -----------------

    See accompanying notes to consolidated financial statements.

ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30, 1997 and 1996 and the period from July 13, 1993 (inception) to September 30, 1997

                                                                                                   CUMULATIVE FROM
                                                                                                   JULY 13, 1996,
                                                                         NINE MONTHS ENDED         (INCEPTION) TO
                                                                    SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                                                         1997           1996            1997
                                                                    -------------  -------------  ---------------
Cash flows from operating activities:
  Net loss.......................................................    $(3,698,411)    (2,571,410)     (12,137,071)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Stock based compensation -- development....................        657,900           --            657,900
      Stock based compensation -- general and administrative.....        143,922        160,000          388,504

      Discount on notes payable bridge financing.................           --             --            300,000
      Depreciation...............................................         47,390         35,245          122,523
      Changes in assets and liabilities:
        (Increase) decrease in prepaid expenses..................         (3,366)        15,500          (28,315)
        Increase (decrease) in accrued expenses..................          1,102       (510,091)         282,894
        Increase (decrease) in accrued interest..................           --         (115,011)         172,305
                                                                    -------------  -------------  ---------------

Net cash used in operating activities............................     (2,851,463)    (2,985,767)     (10,241,260)
                                                                    -------------  -------------  ---------------

Net cash used in investing activities - acquisition of
  furniture and equipment........................................       (181,675)       (66,649)        (339,570)
                                                                    -------------  -------------  ---------------
Cash flows from financing activities:
  Proceeds from issuance of demand notes payable.................           --             --          2,395,000
  Repayment of demand notes payable..............................           --         (125,000)        (125,000)
  Proceeds from the issuance of notes payable -- bridge
    financing....................................................           --             --          1,200,000
  Proceeds of issuance of warrants...............................           --             --            300,000
  Repayment of notes payable -- bridge financing.................           --          (75,000)      (1,500,000)
  Repurchase of common stock.....................................           --             --               (324)
  Proceeds from the issuance of common stock.....................             18      1,452,313        7,547,566
  Proceeds from the issuance of preferred stock..................     10,703,082                      10,703,082
                                                                    -------------  -------------  ---------------
Net cash provided by (used in) financing activities .............     10,703,100      1,252,313       20,520,324
                                                                    -------------  -------------  ---------------

Net increase (decrease) in cash and cash equivalents.............      7,669,962     (1,800,103)       9,939,494

Cash and cash equivalents at beginning of period.................      2,269,532      5,044,632             --
                                                                    -------------  -------------  ---------------
Cash and cash equivalents at end of period.......................    $ 9,939,494      3,244,529        9,939,494
                                                                    -------------  -------------  ---------------
                                                                    -------------  -------------  ---------------
Supplemental disclosure of noncash financing activities:
  Issuance of common stock in exchange for common stock
    subscriptions................................................    $      --             --              7,027
  Conversion of demand notes payable and the related
    accrued interest to common stock.........................               --             --          2,442,304
                                                                    -------------  -------------  ---------------
                                                                    -------------  -------------  ---------------

    See accompanying notes to consolidated financial statements.

Atlantic Pharmaceuticals, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements (Unaudited)
September 30, 1997 and 1996


(1) Basis of Presentation

    The accompanying financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information. Accordingly, they do not include all information and footnotes required by Generally Accepted Accounting Principles for complete financial statements.
In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation. Operating results are not necessarily indicative of results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the Company's Annual Report on form 10 -- KSB for the year ended
December 31, 1996.

(2) Stock Options

    In July 1995, Atlantic Pharmaceuticals, Inc. (the "Company") established
the 1995 Stock Option Plan   (the "Plan") which, as amended, provides for the
granting of up to 950,000 shares of the Company's common stock, par value $0.001 per share (the "Common Stock") to officers, directors, employees, and consultants of the Company.

     As of December 31, 1996, options to purchase 419,316 shares of the Company's Common stock were available for future issuance under the Company's 1995 Stock Option Plan. On February 19, 1997 the Company granted options to employees to purchase an aggregate of 115,000 shares of Common Stock exercisable for seven years at an exercise price of $6.875 per share. During the four-year period commencing February 19, 1998, 25% of such options shall cliff vest and the remainder of the shares will be exercisable in equal successive one-year installments. No options have been exercised as of September 30, 1997.

(3)  Private Placement

     Pursuant to a private placement (the "Private Placement") of its Series A Convertible Preferred Stock, par value $0.001 per share (the "Preferred Stock'), the Company issued and sold an aggregate of 1,237,200 shares of Preferred Stock to certain accredited investors in consideration of $12,372,000. The net proceeds to the Company after deducting commissions and expenses of the private placement were $10,703,082.

     In connection with this private placement the Company issued to the underwriter and its designees a warrant to purchase 123,720 shares of the Company's Preferred Stock at $11.00 per share, which warrant expires on August 7, 2008. In accordance with Statement of Financial Accounting Standard No. 123, the Company determined the fair value of the warrants using the

Black-Sholes model and recognized issuance cost in the amount of $570,143 which offset the proceeds and increased the Company's stockholders' equity.

(4)  Series A Convertible Preferred Stock

     The Company has designated 1,375,000 shares of Preferred Stock as "Series A Convertible Preferred Stock". As of August 15, 1997, there were outstanding 1,237,000 shares of Series A Preferred and warrants to purchase 123,720 shares of Series A Preferred. The following is a brief summary of the rights, preferences and privileges of the Series A Preferred. A complete description of the rights, preferences and privileges of the Series A Preferred is set forth in the Company's Certificate of Designation that was filed with the Secretary of State of the State of Delaware on May 22, 1997.

     Dividends. Holders of Series A Preferred will be entitled to receive dividends as, when and if declared by the Board of Directors. Commencing on August 7, 1998, holders of Series A Preferred will be entitled to a cumulative payment-in-kind in dividend (the "PIK Dividend") payable in additional shares of Series A Preferred at the rate of 10% per annum of the Dividend Base Amount, payable semi-annually, unless their shares of Series A Preferred have previously been converted into Common Stock. The Dividend Base Amount shall be $13.00 plus accrued and unpaid dividends (subject to antidilution adjustment). The Company shall not declare any dividend or distribution on any other capital stock of the Company unless and until a special dividend or distribution of $13.00 per share (subject to appropriate adjustment to reflect any stock split, combination, reclassification or reorganization of the Series A Preferred) has been declared and paid on the Series A Preferred. No dividend or distribution, as the case may be, shall be declared or paid on any junior stock unless the same dividend is paid to holders of Series A Preferred. The Company does not intend to pay cash dividends on the Series A Preferred or the underlying Common Stock for the foreseeable future.

       Conversion. Each share of Series A Preferred is convertible at the option of the holder thereof, at any time after the issuance thereof, into shares of Common Stock initially at a conversion price equal to $4.72. The conversion price is subject to adjustment upon the occurrence of certain events, including the issuance of Common Stock at a per share price less than the conversion price, or the occurrence of a merger reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of Common Stock outstanding. Unless converted earlier, the Company may, at any time on or after August 7, 1998, at its option, cause the conversion of the Series A Preferred, in whole or in part, on a pro rata basis, into shares of Common Stock at the conversion price in effect at that time if the closing bid price of the Common Stock has exceeded 200% of the then applicable conversion price for at least 20 trading days in any 30 consecutive trading day period ending three days prior to the date of notice of conversion.

     Liquidation Preference.   Upon (i) a liquidation, dissolution or winding
up of the Company, whether voluntary or involuntary, (ii) a sale or other disposition of all or substantially all of the assets of the Company or (iii) any consolidation, merger, combination, reorganization or other transaction in which the Company is not the surviving entity or in which the shares of

Common Stock constituting in excess of 50% of the voting power of the Company are exchanged for or changed into other stock or securities, cash and/or any other property, after payment or provision for payment of the debts and other liabilities of the Company, the holders of the Series A Preferred then outstanding will first be entitled to receive, pro rata (on the basis of the number of shares of the Series A Preferred then outstanding), and in preference to the holders of the Common Stock and any capital stock of the Company, an amount per share equal to $13.00 plus accrued but unpaid dividends, if any, which in certain circumstances may be paid in securities of another corporation.

     Voting Rights. The holders of shares of Series A Preferred have the right at all meetings of stockholders of the Company to that number of votes equal to the number of shares of Common Stock issuable upon conversion of the Series A Preferred at the record date for determination of the stockholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken. So long as at least 50% of the shares of Series A Preferred remain outstanding, the affirmative vote or consent of the holders of 66.67% of the shares of Series A Preferred shall be necessary to permit, effect or validate any one or more of the following: (i) the amendment of the Certificate of Incorporation or Bylaws of the Company if it adversely affects the relative rights of the holders of the Series A Preferred, (ii) the declaration or payment of a dividend on any securities of the Company other than the Series A Preferred or the authorization of the repurchase of any securities of the Company, (iii) the issuance of any security ranking senior to or on a parity with the Series A Preferred with respect to (A) a liquidation event, (B) the payment of dividends or (C) voting rights (except class voting rights required by law), (iv) any liquidation, dissolution or sale of substantially all of the assets of the Company, (v) the incorporation of any subsidiary company and (vi) the issuance of any debt securities or incurrence of indebtedness for borrowed money in excess of $1,000,000, provided, however, that any issuance of debt securities or incurrence of indebtedness for borrowed money in excess of $500,000 shall be approved by a supermajority of the Board of Directors of the Company.

(5)  Imputed Preferred Stock Dividend

     In connection with the issuance of the Preferred Stock, the Company recognized $121,114 in the second quarter and $1,775,479 in the third quarter as an imputed Preferred Stock dividend to record the difference between the conversion price of the Preferred Stock and the market price of the Common Stock on the effective date of the Private Placement. These imputed dividends were non-cash charges.

Item 2 - Management's Discussion and Analysis
         Of Financial Condition and Results of Operations

     The following discussion of the results of operations and financial condition should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

Results of Operations for the quarter ended September 30, 1997

     For the third quarter ended September 30, 1997 there was no grant income available compared to $52,531 grant income in the third quarter of 1996.

     For the third quarter ended September 30, 1997, research and development expense increased 100% to $507,194 to from $251,811 over the similar period in 1996, primarily due to increased research and development activity in each of the Company's three subsidiaries, as money was available from the Company's Private Placement.

     For the third quarter of 1997, general and administrative expense decreased 38% to $555,121 from $892,338 in the third quarter of 1996 due to decrease in payroll and travel expenses.

     For the third quarter of 1997, interest income increased 112% to $80,483, as compared to $37,993 in the third quarter of 1996, as increased cash was available during the third quarter of 1997 from proceeds received from the Company's Private Placement.

Results of Operations for the nine month period ended September 30, 1997

     For the nine-month period ended September 30, 1997, grant income was $2,288 compared to $52,531 in the similar period of 1996.

     For the nine-month period ended September 30, 1997, research and development expense increased 143% to $1,795,375 from$739,124 over the similar period in 1996. This increase was primarily due to increased spending on research and development activity and due to a recognition of research and development expense in the amount of $657,900 in connection with the issuance of Common Stock to the minority stockholders of Channel Therapeutics, Inc. ("Channel") as part of the merger of Channel and the Company.

     For the nine-month period ended September 30, 1997 general and administrative expense was $2,030,082, representing no change from the similar period of 1996.

     For the nine-month period ended September 30, 1997, interest income decreased 1.5% to $125,556 from $127,434 in the similar period of 1996, as less cash was available during the nine months ended September 30, 1997.

Liquidity and Capital Resources

     Pursuant to a Private Placement of its Series A Preferred Stock, the Company issued and sold an aggregate of 1,237,200 shares of Series A Preferred Stock to certain accredited investors in consideration of $12,372,000. The net proceeds to the Company after deducting commissions and expenses of the private placement were $10,703,082.

     The Company has incurred an accumulated deficit of approximately $12,137,071 since inception in July 1993 and expects to continue to incur additional losses for the foreseeable future.

     The Company anticipates that its current resources will be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures for a period of approximately 24 months. In addition, the Company may attempt to generate additional capital through a combination of collaborative agreements, strategic alliances and equity and debt financings. However, no assurance can be given that additional capital can be obtained through these sources on attractive terms or at all. If the Company is not able to obtain additional financing, the Company may cease operation and in all likelihood all of the Company's security holders will lose their entire investment.

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

Research and Development Activities

Preclinical studies with all four technologies are proceeding according to plan.

Optex Ophthalmologics, Inc. ("Optex") development of the Catarex device is continuing. The focus is continued refinement of the clinical prototype device. The device has been used by a number of outside ophthalmologists in ex vivo studies to assist in the refinement process.

     Gemini Technologies Inc. ("Gemini") antisense enhancing technology is continuing to make good progress. The new oligonucleotides against Respiratory Syncytial Virus have produced promising results in vitro and preparation has begun for in vivo testing in animal models. Studies are continuing in the areas of Chronic Myelogenous Leukemia and other cancer targets.

     Channel's sulfated cyclodextrin technology is advancing through the testing of lead compounds. The compounds are being tested in vitro and in vivo with the most advanced compounds currently in bovine and ursine models. Bioengineering for the stent-bonding program has begun. Discussions are continuing for potential collaborations for the incorporation of sulfated cyclodextrins into synthetic vascular graft material.

     Preclinical characterization of CT-3 is continuing in a number of in vivo models. Additionally, the synthesis process is being refined along with the manufacture of Good Manufacturing Procedure compound.

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

RISK FACTORS

     In addition to the historical information contained herein, the discussion in this Quarterly Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 27E of the Exchange Act, that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Quarterly Report should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below as well as those cautionary statements and other factors set forth elsewhere herein.

Development Stage Companies; History of Operating Losses; Accumulated Deficit; Uncertainty of Future Profitability

The technologies and products under development by the Company are in the research and development stage and no operating revenue, outside of grant revenues, has been generated to date. The Company does not expect to generate any revenues in the near future. As a result, the Company must be evaluated in light of the problems; delays, uncertainties and complications encountered in connection with newly established businesses. The Company has incurred operating losses since its inception. As of September 30, 1997, the Company's working capital and accumulated deficit were $9,684,915 and $12,137,071, respectively. Operating losses have resulted principally from costs incurred in identifying and acquiring the technologies under development, research and development activities and from general and administrative costs. The Company expects to incur significant operating losses over the next several years, primarily due to continuation and expansion of its research and development programs, including preclinical studies and clinical trials for its pharmaceutical products under development. The Company's ability to achieve profitability depends upon its ability to develop pharmaceutical and medical device products, obtain regulatory approval for its proposed products and enter into agreements for product development, manufacturing and commercialization. There can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of its proposed products.

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

Need for Additional Financing; Issuance of Securities by the Company and its Subsidiaries; Future Dilution

The Company will require, and is constantly considering potential sources for, substantial additional financing to continue its research, to complete its product development and to manufacture and market any products that may be developed. Based solely upon its currently existing consulting, license, sponsored research and employment agreements, the Company currently anticipates that it will spend all of its current cash reserves by late 1999. There can be no assurance, however, that the Company's current cash reserves will not be expended prior to that time. The Company anticipates that further funds may be raised at any time through additional public or private debt or equity financings conducted either by the Company or by one or more of its subsidiaries, or through collaborative ventures entered into between the Company or one or more of its subsidiaries and a corporate partner. There can be no assurance that the Company will be able to obtain additional financing or that such financing, if available, can be obtained on terms acceptable to the Company. If additional financing is not otherwise available, the Company will be required to modify its business development plans or reduce or cease certain or all of its operations. In such event, holders of securities of the Company will, in all likelihood, lose their entire investment.

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

In the event that the Company obtains any additional funding, such financings may have a dilutive effect on the holders of the Company's securities. In addition, if one or more of the Company's subsidiaries raises additional funds through the issuance and sale of its equity securities, the interest of the Company and its stockholders in such subsidiary or subsidiaries, as the case may be, could be diluted and there can be no assurance that the Company will be able to maintain its majority interest in any or all of its current subsidiaries. In addition, the interest of the Company and its stockholders in each subsidiary will be diluted or subject to dilution to the extent any such subsidiary issues shares or options to purchase shares of its capital stock to employees, directors, consultants and others. In the event that the Company's voting interest in any of its current subsidiaries falls below 50%, the Company may not be able to exercise an adequate degree of control over the affairs and policies of such subsidiary as currently being exercised. In addition, the Company has outstanding currently exercisable Redeemable Warrants and options to purchase 3,826,750 and 699,155 shares of its Common Stock, respectively, at exercise prices ranging from

$5.50 to $10.00, and $0.75 to $7.50, respectively, and the exercise price for most of such Redeemable Warrants and options is below the per share price of the Common Stock as currently quoted on the Nasdaq SmallCap Market ("Nasdaq"). The Company also has outstanding 1,237,200 shares of its Series A Preferred Stock and warrants to purchase 123,720 shares of Series A Preferred Stock, all of which are convertible into shares of the Company's Common Stock. The exercise of such warrants and options or the conversion of the Series A Preferred Stock, if any, may dilute the value of the Common Stock.

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

Government Regulation; No Assurance of Product Approval

The Company's proposed products and technologies are in very early stages of development. The research, preclinical development, clinical trials, product manufacturing and marketing to be conducted by the Company is subject to regulation by the FDA and similar health authorities in foreign countries. FDA approval of the Company's products, as well as the manufacturing processes and facilities, if any, used to produce such products will be required before such products may be marketed in the U.S. The processes of obtaining approvals from the FDA are costly, time consuming and often subject to unanticipated delays. There can be no assurance that approvals of the Company's proposed products, processes or facilities will be granted on a timely basis, or at all. In addition, new government regulations may be established that could delay or prevent regulatory approval of the Company's products under development. Any future failure to obtain or delay in obtaining any such approval will materially and adversely affect the ability of the Company to market its proposed products and the business, financial condition and results of operations of the Company.

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

Securities Law Restrictions on the Exercise of Redeemable Warrants

A holder of Redeemable Warrants will have the right to exercise such Redeemable Warrants for the purchase of shares of Common Stock only if the Company has filed with the Securities and Exchange Commission a current prospectus meeting the requirements of the Securities Act covering the issuance of such shares of Common Stock issuable upon exercise of the Redeemable Warrants and only if the issuance of such shares has been registered or qualified, or is deemed to be exempt from registration or qualification under, the securities laws of the state of residence of the holder of the Redeemable Warrant. The Company has undertaken and intends to file and keep effective and current a prospectus which will permit the purchase and sale of the Common Stock underlying the Redeemable Warrants, but there can be no assurance that the Company will be able to do so. Although the Company intends to seek to qualify for sale the shares of Common Stock underlying the Redeemable Warrants in those states in which the securities are to be offered, no assurance can be given that such qualification will occur. The Redeemable Warrants may be deprived of any value if a prospectus covering the shares issuable upon the exercise thereof is not kept effective and current or if such underlying shares are not, or cannot be, registered in the applicable states.

Dependence on License and Sponsored Research Agreements

The Company depends on license agreements that form the basis of its proprietary technology, and, with the exception of its majority-owned subsidiary, Optex Ophthalmologics, Inc., a Delaware corporation ("Optex"), the Company relies on sponsored research agreements for its research and development efforts. The license agreements that have been entered into by the Company typically require the use of due diligence in developing and bringing products to market and the payment of certain milestone amounts that in some instances may be substantial. With the exception of Optex, the Company is also obligated to make royalty payments on the sales, if any, of products resulting from such licensed technology and, is responsible for the costs of filing and prosecuting patent applications and maintaining issued patents. With the exception of Optex, the Company does not currently have laboratory facilities, and, accordingly, certain research and development activities of the Company is intended to be conducted by universities or other institutions pursuant to sponsored research agreements. The sponsored research agreements entered into and contemplated to be entered into by the Company generally require periodic payments on an annual, quarterly or monthly basis.

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

Dependence Upon Key Personnel and Consultants

The Company is highly dependent upon its officers and directors, as well as its Scientific Advisory Board members, consultants and collaborating scientists. Atlantic and its subsidiaries have an aggregate of only eight full-time employees, four of whom are officers of Atlantic, and the loss of any of these individuals could have a material adverse effect on the Company. Although Atlantic has entered into employment agreements with each of its officers, such employment agreements do not contain provisions, which would prevent such employees from resigning their positions with Atlantic at any time. The Company does not maintain key-man life insurance policies on any of such key personnel. Each of the Company's non-employee directors, advisors and consultants devotes only a portion of his or her time to the Company's business. The loss of certain of these individuals could have a material adverse effect on the Company.

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

Certain Interlocking Relationships; Potential Conflicts of Interest

Two of the five members of the Board of Directors and one of the officers of the Company are full-time or part-time officers of Paramount Capital Investments, LLC ("Investments"), a New York-based merchant banking and venture capital firm specializing in biotechnology companies. In the regular course of its business, Investments identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. Generally, Delaware corporate law requires that any transactions between the Company and any of its affiliates be on terms that, when taken as a whole, are substantially as favorable to the Company as those then reasonably obtainable from a person who is not an affiliate in an arms-length transaction. Nevertheless, neither Investments nor any such directors are obligated pursuant to any agreement or understanding with the Company to make any additional products or technologies available to the Company, nor can there be any assurance, and the Company does not expect and security holders should not expect, that any biomedical or pharmaceutical product or technology identified by Investments or any such directors in the future will be made available to the Company. In addition, certain of the officers and directors of the Company may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not, in the future, have interests in conflict with those of the Company.

The Company has entered into several agreements with an affiliate of Investments pursuant to which such entity provides financial advisory services to the Company.

Lindsay A. Rosenwald, M.D., a principal stockholder of the Company, is the President and sole stockholder of Paramount Capital, Inc., the placement agent for the Company's 1997 private placement of its Series A Preferred Stock ("Paramount"). Michael S. Weiss, the Company's Secretary, is a Senior Managing Director of Paramount.

Risks Associated With Litigation

In November 1996 and February 1997, related complaints alleging claims under the Securities Exchange Act of 1934, as amended, and common law causes of action were filed against the Company in the United States District Court for the District of Delaware and the Delaware Chancery Court, respectively. The parties have reached a settlement with respect to such complaints, pursuant to which an existing stockholder of the Company owning greater than five percent of the Company's capital stock transferred to plaintiff an aggregate of 5,000 shares of the Company's Common Stock.

Potential Adverse Effect of Redemption of Redeemable Warrants

The Redeemable Warrants are subject to redemption commencing December 14, 1996 by the Company under certain conditions. Redemption of the Redeemable Warrants could encourage holders to exercise the Redeemable Warrants and pay the exercise price at a time when it may be disadvantageous for the holders to do so, to sell the Redeemable Warrants at the current market price when they might otherwise wish to hold the Redeemable Warrants, or to accept the redemption price, which may be substantially less than the market value of the Redeemable Warrants at the time of redemption. The holders of the Redeemable Warrants will automatically forfeit their rights to purchase the shares of Common Stock issuable upon exercise of such Redeemable Warrants unless the Redeemable Warrants are exercised before they are redeemed. The holders of Redeemable Warrants will not possess any rights as stockholders of the Company unless and until such Redeemable Warrants are exercised.

No Dividends

The Company has not paid any cash dividends on its Common Stock since its formation and does not anticipate paying any cash dividends in the foreseeable future. Management anticipates that all earnings and other resources of the Company, if any, will be retained by the Company for investment in its business.

Possible Delisting from Nasdaq and Market Illiquidity

Although the Common Stock is quoted on Nasdaq continued inclusion of such securities on NASDAQ will require that (i) the Company maintain at least $2,000,000 in total assets and $1,000,000 in capital and surplus, (ii) the minimum bid price for the Common Stock be at least $1.00 per share, (iii) the public float consist of at least 100,000 shares of Common Stock, valued in the aggregate at more than $200,000, (iv) the Common Stock have at least two active market makers and (v) the Common Stock be held by at least 300 holders. If the Company is unable to satisfy such maintenance requirements, the Company's securities may be delisted from Nasdaq. In such event, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter market in the "pink sheets" or the National Association of Securities Dealers' "Electronic Bulletin Board." Consequently, the liquidity of the Company's securities could be materially impaired, not only in the number of securities that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of the Company, which could result in lower prices for the Company's securities than might otherwise be attained and could also result in a larger spread between the bid and asked prices for the Company's securities.

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

Liquidity of Investment

The Company's securities are traded on Nasdaq, and the Company's securities lack the liquidity of securities traded on the principal trading markets. Accordingly, an investor may be unable to promptly liquidate an investment in the Common Stock.

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

In connection with the Company's initial public offering, the Company granted to Joseph Stevens & Company, L.P., the underwriter that managed the Company's initial public offering (the "Underwriter"), warrants to purchase from the Company 165,000 units, each consisting of one share of Common Stock and one redeemable warrant to purchase one share of Common Stock at an initial exercise price of $6.60 per unit. Such warrants are exercisable during the four-year period commenced December 13, 1996. The redeemable warrants issuable upon exercise of these warrants have an exercise price of $6.05 per share. As long as the warrants remain unexercised, the terms under which the Company could obtain additional capital may be adversely affected. The Company granted to holders of the warrants issued to such Underwriter the right on two occasions (one at the expense of the Company) to file a registration statement under the Securities

Act covering the securities underlying such warrants and the additional right to include such securities in any registration filed by the Company under the Securities Act.

No prediction can be made as to the effect, if any, that sales of Units, Redeemable Warrants and/or Common Stock or the availability of such securities for sale will have on the market prices prevailing from time to time for the Units, the Redeemable Warrants and/or the Common Stock. Nevertheless, the possibility that substantial amounts of such securities may be sold in the public market may adversely affect prevailing market prices for the Company's equity securities and could impair the Company's ability to raise capital in the future through the sale of equity securities.

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

The Company is subject to Section 203 of the Delaware General Corporation Law, which, subject to certain exceptions, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that such stockholder became an interested stockholder. In general, Section 203 defines an interested stockholder as any entity or person beneficially owning 15% or more of the outstanding voting stock of the corporation and any entity or person affiliated with or controlling or controlled by such entity or person. The foregoing provisions could have the effect of discouraging others from making tender offers for the Company's shares and, as a consequence, they also may inhibit fluctuations in the market price of the Company's shares that could result from actual or rumored takeover attempts. Such provisions also may have the effect of preventing changes in the management of the Company.

Part Two - Other Information



Item 6. Exhibits and reports on form 8-K

a. Exhibits

27.1 Financial Data Schedule

b. Form 8-K Reports

No Current reports on Form 8-K were filed in the quarter ended September 30, 1997.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Pharmaceuticals, Inc.

November 6, 1997






                                       /S/ Jon D. Lindjord
                                       ----------------------------------
                                       Jon D. Lindjord
                                       Chief Executive Officer and President


                                       /S/ Shimshon Mizrachi
                                       ----------------------------------
                                       Shimshon Mizrachi
                                       Chief Financial Officer
                                       Principal Accounting and Financial
                                         Officer