Form 10KSB
period 1997-12-31
ATLANTIC PHARMACEUTICALS INC
filed 1998-03-23
CIK 1001316

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                  [ x ] Annual Report pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1997

                                       OR

                  [ ] Transition Report pursuant to Section 13
                   or 15(d) of the Securities Exchange Act of
                     1934 for the transition period from to

                         Commission File Number 0-100316
                         -------------------------------

                         ATLANTIC PHARMACEUTICALS, INC.
               (Exact name of issuer as specified in its charter)

                DELAWARE                             36-3898269
               ---------                             ----------
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)



    1017 Main Campus Drive, Suite 3900, Raleigh, North Carolina     27606
    -----------------------------------------------------------    -------
            (Address of principal executive offices)               Zip Code

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

             Securities registered pursuant to Section 12(g) of the
                                 Exchange Act:

  Title of each class             Name of each exchange on which registered
 ---------------------            -----------------------------------------
 Units, each consisting of one
 share of Common Stock
 and one Redeemable Warrant                  Nasdaq SmallCap Market
 Common Stock, $.001 par value               Nasdaq SmallCap Market
 Redeemable Warrants                         Nasdaq SmallCap Market

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.    Yes  /X/    No    / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the year ended December 31, 1997 was $2,288

As of March 16, 1998 there were 3,064,571 outstanding shares of common stock, par value $.001 per share.

The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer on March 16, 1998 based on the closing sales price of the stock as quoted by the Nasdaq SmallCap Market on such date was $19,729,708.

Documents incorporated by reference: The issuer's definitive Proxy statement for its 1998 annual meeting of stockholders is incorporated by reference in Part III of this Form 10-KSB.
Transitional Small Business Disclosure Format: YES / /  NO /X/

In addition to historical information, this report contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties that are described more fully in "Item 1 - Risk Factors". While the outlook represents our current judgement on the future direction of the business, these risks and uncertainties are only some of the factors that may ultimately affect the success of Atlantic Pharmaceuticals, Inc. Actual results may differ materially from any future performance suggested in this report.

Part I

Item 1- Business

     Atlantic Pharmaceuticals, Inc. ("Atlantic" or the "Company") is engaged in the development of biomedical and pharmaceutical products and technologies. The Company's strategy consists of: (i) identifying nascent products and technologies in the medical and related fields that it believes have potential commercial viability and address significant unmet market needs which, if successful, have the potential to be market leaders; (ii) funding research and development of such projects in exchange for licenses or other rights to commercialization of such technologies; and (iii) attempting to commercialize such products and technologies by either selling or sublicensing rights or by entering into agreements with one or more pharmaceutical or biomedical companies for clinical development, manufacturing and/or marketing of such technology.

     The Company has rights to four technologies which it believes may be useful in the treatment of a variety of diseases, including cancer, infectious disease, ophthalmic disorders, cardiovascular disorders, pain, inflammation and dermatological conditions. The primary focus of the Company's activities for the near future will be the development of these technologies. The Company periodically may explore entering into strategic relationships, cross-licensing arrangements or other business agreements with third parties that are consistent with the development of the Company's technologies. Currently, all of the Company's potential products and technologies are in preclinical stages of development and no assurance can be given as to the successful development, production or commercialization of any of the Company's technologies. The Company may also explore the acquisition and subsequent development and commercialization of additional biomedical and pharmaceutical products and technologies.

Overview of the Corporate Structure

     The Company was incorporated in 1993. Each of the Company's technologies are held either by the Company or by one of its majority-owned subsidiary operating companies that are managed by the Company: (1) Optex Ophthalmologics, Inc., a Delaware corporation ("Optex"), (2) Gemini Technologies, Inc., a Delaware corporation ("Gemini"), and (3) Channel Therapeutics, Inc., a Delaware corporation ("Channel") (collectively, the "Operating Companies"). By providing a centralized management team to oversee the transition of products and technologies from the preclinical development stage to commercialization, the Company intends to minimize administrative costs, thereby maximizing capital available for research and development. In addition, Atlantic intends to budget and monitor funds and other resources among itself and the Operating Companies, thereby providing the Company with the flexibility to allocate resources among technologies based on the progress of the individual projects. (The term the "Company" may refer to Atlantic and/or any of the Operating Companies as indicated by the context.) The Company establishes a separate Scientific Advisory Board for each technology or product as it deems appropriate. The Scientific Advisory Boards are composed of eminent scientists who provide advice and expertise to the Company on its research and development activities.

Optex Ophthalmologics, Inc. and the Catarex -Registered Trademark- Technology

Background

     One of the most common disorders of aging is the development of a cataract, or a clouding of the normally crystalline lens inside the eye, resulting in either increased glare, decreased vision or both. Cataracts progressively degrade visual acuity, eventually requiring surgical extraction of the affected lens to restore vision. Cataracts may exist at birth, may result from aging or may be caused by injury or disease. Cataract surgery is currently the most frequently performed therapeutic surgical procedure in the United States among persons over 65 years of age. Medicare pays $3.4 billion a year for 1 million of the 1.3 million cataract procedures performed annually in the United States. Each year approximately 3.6 million-cataract surgeries are performed worldwide. According to the American Academy of Ophthalmology, between the ages of 52 and 64 the chances are 50% that a person will develop a cataract and by age 75 almost everyone will develop a cataract. The Company anticipates that, in light of the demographics of an aging population, the number of cataract removal procedures performed annually will increase for the near future.

     Currently there are two principal technologies that are widely used for cataract removal: extracapsular cataract extraction ("ECCE") and phacoemulsification ("phaco"). Until relatively recently, the majority of cataract procedures were done as ECCE, which is generally a simple and reliable procedure that is applicable to all densities of cataracts. The ECCE procedure requires direct surgical extraction of the entire lens nucleus in one step through an approximately 11 millimeter ("mm") incision in the eye and an approximately 6mm opening in the lens capsule contained inside the eye. The residual cortical material (the softer material that surrounds the lens nucleus) is then removed using a mechanical irrigation/aspiration device. Following complete removal of the lens, an intraocular synthetic polymer lens is inserted into the eye and placed in the remaining portion of the lens capsule. Although an effective procedure, ECCE has a number of disadvantages, including significant surgery time, post-operative recovery time and visual rehabilitation time. Phaco is an ultrasound assisted fragmentation of the lens nucleus performed through an approximately 3mm to 5mm surgical incision in the eye, and a slightly smaller opening in the lens capsule than that used in ECCE. In the phaco procedure the surgeon uses an ultrasound emitting handpiece to sculpt or carve the lens nucleus. Phaco is less invasive and calls for smaller incisions in the eye and lens capsule than ECCE, allowing for faster recovery and improved post-operative outcome by reducing astigmatism induced by wound healing. Phaco, however, also has disadvantages, including the need for substantial training and skill for the surgeon in order to perform the procedure. In addition, the ultrasound energy and stray fragments of the lens nucleus resulting from the phaco procedure can damage the cells that line the inner layer of the cornea resulting in degeneration of such layer.

The Catarex -Registered Trademark- and its Applications

     The Company is developing the Catarex technology to overcome the limitations and deficiencies of traditional ECCE and phaco cataract extraction techniques. Catarex removes the lens nucleus and cortex in a single step through a small incision in the eye while leaving the lens capsule functionally intact. The Catarex device is inserted into the eye through an approximately 3mm incision and advanced into the lens capsule through a 1.5mm incision. Once positioned within the lens capsule, the device is activated and the lens nucleus and cortex are removed through the action of fluid vortex forces drawing the lens material to the device where it is mechanically emulsified and aspirated. With currently available intraocular lenses the incision in the lens capsule would then need to be slightly enlarged and a new synthetic lens would then be placed in the capsule.

     The Company believes that Catarex will provide several advantages over existing technologies that should facilitate acceptance by the ophthalmic community. If successfully developed, Catarex will allow the entire cataract, including the lens nucleus and cortex, to be removed simultaneously through incisions in the eye and lens capsule that will be smaller than the incisions required by either ECCE or phaco procedures. The Company anticipates that the smaller incision in the eye will reduce operative and post-operative time and trauma, thus hastening visual recovery. This shortened recovery time could prove to be an advantage for patients and especially important in an era of managed care and cost containment. In addition, the anterior lens capsule of the lens is expected to remain functionally intact, thereby shielding the cells that line the inner surface of the cornea from damage. The Catarex technology is expected to be easier for surgeons to learn than phaco because the operating principles of the device eliminate the need for skill-intensive sculpting, which is required in the phaco procedure. It is anticipated that the Catarex handpiece will simply be inserted into the lens capsule and the cataract will be removed in a matter of minutes. Finally, studies to date have indicated that the Catarex device can be used on cataracts of all degrees of hardness.

Research and Development Activities

     The feasibility of Catarex has been demonstrated in ex vivo bovine, porcine and human cataract preparations using a laboratory prototype of the device. In ex vivo studies using porcine eyes the eye was left intact and the lens nucleus and cortical material were removed through a 2mm to 3mm capsulorexis (puncture) in the anterior lens capsule. This prototype device was also demonstrated to be effective in removing the ocular lens in an in vivo study conducted in a porcine model. The in vivo study demonstrated rapid and complete removal of the lens, and a pathology study found this lens removal had no observed adverse effects on the structure of the eye. Optex has completed work on a functional clinical prototype of the Catarex device. This 1.25mm prototype has been tested ex vivo in a porcine model and in a human cataract model developed by the scientific founders of Optex. In this model, the human cataract lens and lens capsule are removed intact and embedded in gelatin. The studies demonstrated the ability of Catarex to remove cataract lenses of a wide range of hardness while maintaining a functionally intact lens capsule. The Company expects to complete development of the product in 1998 and, if successful, expects that a 510(k) application will be filed with the U.S. Food and Drug Administration (the "FDA") as soon as practicable after that. See "Risk Factors - Government Regulation; No Assurance of Regulatory Approval."

Competitive Business Environment

     There are several large companies that have significant franchises in the phaco market. The Company is currently in discussions with several potential strategic partners with expertise in the ophthalmic field with the intention of entering into a business arrangement to facilitate the final product development, regulatory filing with the FDA, manufacture and marketing of the device. The Company is aware of several other devices under development for cataract removal including those by companies with significantly greater resources than the Company. At this time the Company does not anticipate that these devices offer any advantages over those foreseen for the Catarex device. Currently the Company does not have manufacturing facilities nor is it expecting to manufacture the Catarex device in its own facilities. See "Risk Factors - Rapid Technological Change; Competition."

Proprietary Rights

     Pursuant to an assignment agreement with the inventor of Catarex and certain other individuals and a corporation to which the inventor had previously assigned rights, Optex owns two U.S. patents and corresponding foreign applications covering Catarex and its method of use for cataract removal and a U.S. patent application and corresponding foreign applications to a capsulorexis device to be used in conjunction with Catarex. See "Risk Factors - Uncertainty Regarding Patents and Proprietary Rights".

Employees

     Optex currently employs three full time employees and periodically hires consultants based on its business needs at its leased facilities in San Juan Capistrano, California. At this time there are no plans to hire additional employees of the Company.

Atlantic Pharmaceuticals and the CT-3 Technology

Background

     Agents for the treatment of pain and inflammation are among the most widely prescribed pharmaceutical products. Currently available analgesic (anti-pain) and anti-inflammatory drugs include narcotics, non-narcotic analgesics, corticosteroids and nonsteroidal anti-inflammatory drugs ("NSAIDs"). Although highly effective as analgesics, the usefulness of narcotics is limited by their addictive potential and other significant adverse effects. In contrast, non-narcotic analgesics are safer but, due to their low potency, have limited usefulness in cases of severe and/or chronic pain. Use of corticosteroids, which are highly effective as anti-inflammatory agents, is limited by their potentially significant side effects. NSAIDs, such as aspirin, ibuprofen and indomethacin, are generally safer than corticosteroids for long-term administration, but they too can cause significant side effects when used chronically.

     Although a major focus of pharmaceutical research for many years has been the development of safe, powerful anti-inflammatory and analgesic drugs with minimal adverse side effects, no such universally applicable safe drug has yet been developed.

The CT-3 Technology and its Applications

     The Company is the licensee of exclusive worldwide rights to three U.S. patents and one U.S. patent application and corresponding foreign applications covering a group of compounds, one of which is currently designated "CT-3". The Company believes that this group of compounds may be potentially useful in the treatment of inflammation and pain based upon the anti-inflammatory and analgesic properties exhibited in early preclinical studies. The Company also believes that this group of compounds has a reduced potential for side effects based on these early studies.

     The Company is developing CT-3, a synthetic derivative of a metabolite of tetrahydrocannabinol (THC). Animal studies have shown that CT-3 lacks the ulcerogenic side effects of NSAIDs. Animal studies using dosages significantly higher than the anticipated therapeutic dose of CT-3 have indicated a lack of central nervous system side effects, and the Company believes that CT-3 provides anti-inflammatory and analgesic effects without the psychoactive effects of THC. Several in vitro studies have indicated that CT-3 acts by inhibiting a number of cytokines (mediators of inflammation) and the Company believes this mechanism of action is potentially useful in the treatment of inflammation. In addition, CT-3 has been tested in an in vivo model of rheumatoid arthritis and showed significant anti-inflammatory effects. The preliminary data on CT-3 makes it an attractive candidate for development as an anti-inflammatory agent and an analgesic agent that potentially lacks the major side effects of traditional NSAIDs and narcotics. Initially, the Company plans to develop an oral formulation of CT-3 as a treatment for the inflammation and pain associated with arthritis. The Company believes that it is not yet known whether this compound is more clinically efficacious than traditional NSAIDs.

Research and Development Activities

     The Company is developing CT-3 as the lead compound in the series of patented compounds. CT-3 has been tested in a number of pre-clinical in vitro and in vivo studies to profile its potential activity and to elucidate possible mechanisms of action. Formal toxicology testing of CT-3 is planned to begin in 1998 with a planned IND filing early in 1999. In addition, preliminary studies are anticipated on additional analogues of CT-3 to assess their potential in pain and inflammation as well as to determine other additional indications. See "Risk Factors - Government Regulation; No Assurance of Regulatory Approval".

Competitive Business Environment

     The market for the treatment of pain and inflammation is large and highly competitive. Several multinational pharmaceutical companies currently have significant franchises in this market and many companies have active research programs to identify and develop more potent and safer anti-inflammatory and analgesic agents. One notable area of research is in the development of "COX 2 inhibitors" that are claimed to be safer to the stomach than available NSAIDs (COX 2 inhibition is not considered a significant contributor to the mechanism of action of CT-3; in vitro studies have shown only weak COX 2 inhibition). The Company believes that the potential advantages of CT-3 merit its development and it believes that if the development is successful CT-3 could become a significant new agent in the treatment of pain and inflammation. See "Risk Factors - Rapid Technological Change; Competition".

     The Company is in the process of identifying one or more strategic partners to assist in the clinical development, regulatory approval filing, manufacturing and/or marketing of CT-3. No assurance can be given that the Company will be able to secure such partner on terms favorable to the Company, if at all. The Company currently has no plans to manufacture CT-3 in its own facilities. See "Risk Factors - Dependence on License and Sponsored Research Agreements."

Proprietary Rights

     The Company has an exclusive worldwide license to three U.S. patents, a provisional U.S. patent application and corresponding foreign applications covering a group of compounds, including CT-3, from Dr. Sumner Burstein, a professor at the University of Massachusetts (the "License"). This License extends until the expiration of the underlying patent rights. The primary U.S. patent expires in 2012. The Company has the right under the License to sublicense its rights thereunder. The License provides for the payment of royalties by the Company to Dr. Burstein based on sales of products and processes incorporating technology licensed under the License and a percentage of any income derived from any sublicense of the licensed technology. Furthermore, pursuant to the terms of the License, the Company must satisfy certain other terms and conditions in order to retain license rights thereunder. If the Company fails to comply with certain terms of the License, its license rights under the License could be terminated. See "Risk Factors - Dependence on License and Sponsored Research Agreements and Uncertainty Regarding Patents and Proprietary Rights."

Employees

     Atlantic currently employs five full time employees. Four of the employees are officers of each of Atlantic and the Operating Companies.

Gemini Technologies, Inc. and the 2-5A Antisense Technology

Background

     Proteins carry out physiological functions of humans and microorganisms. For example, in infectious diseases, proteins of invading organisms mediate the infectious process, and in many malignancies, it is the presence of a defective protein that causes a cell's abnormal growth. The instructions to produce all of the proteins in the human body are stored in the cell nuclei in the form of DNA. DNA contains the information that is the blueprint for protein molecules. In order to produce a protein, a cell must first copy the relevant information in the DNA into a messenger ribonucleic acid ("mRNA") molecule (a process known as transcription). Such information is conveyed by the precise sequence of the nucleotide chain comprising the mRNA molecule. Once the information is transcribed into a mRNA molecule, it is transported out of the cell's nucleus into the cytoplasm where, by a process known as translation, the information encoded by the mRNA is used to synthesize a protein. Viruses use either DNA or RNA as their genetic material that can also be used as a potential target for antisense therapeutic agents.

     One of the key properties of short nucleotide chains ("oligonucleotides") is the ability of complementary sequences ("sense" and "antisense") to bind to each other. This process is highly specific, with the specificity being determined by the sequence of the oligonucleotides involved.

     The use of antisense molecules as therapeutics is a relatively new and experimental concept. Generally, antisense therapeutics use oligonucleotides (the antisense) to alter the production of disease-causing proteins. They do so by binding specifically to targeted strands of mRNA or viral genomic RNA (the sense). In a disease condition, it is the information encoded by the mRNA that is utilized to synthesize the disease-causing proteins. By utilizing the sequence of the target mRNA, an antisense molecule (an "antisense oligonucletoide") capable of binding to the target mRNA can be designed. The effect of this binding is to block the ability of the mRNA to produce disease-causing proteins. The antisense that is bound to the mRNA may directly impair the translation of the mRNA into protein, or it may promote mRNA degradation by attracting cellular enzymes known as ribonucleases (RNases) that cleave mRNA. To date, no such therapeutics have been approved by the FDA but several dozen antisense compounds are being utilized in human clinical trials by other companies with some expected to be filed with the FDA for marketing approval within the year.

The 2-5A Chimeric Antisense Technology and its Application

     Gemini is developing a novel antisense technology that combines a type of 2'-5' oligoadenylate (2-5A) with standard antisense compounds to form a chimeric molecule (the "2-5A Chimeric Antisense Technology"). Two of the key components of the 2-5A system are 2-5A, a short oligoadenylate, and 2-5A dependent ribonuclease L (RNaseL), an enzyme found in most human cells. RNaseL becomes activated after interacting with a 2-5A molecule; RNaseL then rapidly and selectively degrades mRNA.

     The catalytic properties of the 2-5A Chimeric Antisense Technology increase the rate at which a targeted mRNA molecule is degraded. The Company believes that the specificity and the catalytic properties of the 2-5A Chimeric Antisense Technology represent an improvement over existing antisense therapeutics under development by other companies. In addition, the Company believes that its 2-5A Chimeric Antisense Technology may be useful when combined with antisense therapeutics under development by third parties.

Research and Development Activities

     The Company is currently conducting research at its own laboratory facilities and is also sponsoring research at several institutions including the National Institutes of Health (the "NIH") and the Cleveland Clinic Foundation (the "Cleveland Clinic"). The current research is focused on two main objectives: (1) to continue basic research with the 2-5A Chimeric Antisense Technology in order to improve the knowledge base of the technology and to potentially increase its clinical utility and (2) to develop lead product candidates. Research to date has been conducted primarily in in vitro systems and has included studies of infectious diseases (respiratory syncytial virus ("RSV"), herpes, human immunodeficiency virus), certain cancers (chronic myelogenous leukemia, glioblastoma), conditions modulated by 5-alpha reductase (acne and androgenic alopecia) and aspects of the interferon pathway that are mediated by PKR (a protein kinase enzyme). Based on the data collected so far the Company has decided to focus its efforts on studies of RSV and telomerase, an enzyme believed to be critical in some cancers. The Company is currently involved in research in both of these areas using in vivo models of disease as proof-of-principle for the technology with the aim of moving these candidates into formal preclinical toxicology studies and subsequent clinical studies.

Competitive Business Environment

     Several biotechnology companies focus primarily on antisense technology and a number of multinational pharmaceutical companies have active research programs and/or collaborations in the area of antisense technology. The Company believes that these companies are potential partners with its technology rather than competitors as data generated to date shows that the 2-5A Antisense Chimeric Technology can potentially be used to enhance the efficacy of other antisense oligonucleotides.

     Antisense technology is still an experimental treatment and, to date, no antisense products have yet been approved by the FDA or other regulatory agencies for clinical use. See "Risk Factors Technological Uncertainty and Early Stage Product Development and Rapid Technological Change; Competition."

Proprietary Rights

     The Company has an exclusive worldwide sublicense from the Cleveland Clinic (the "Cleveland License") to a U.S. patent and related patent applications as well as corresponding foreign applications relating to 2-5A Chimeric Antisense Technology and its use for selective degradation of targeted RNA. The rights exclusively licensed by Gemini include rights obtained by the Cleveland Clinic through an interinstitutional agreement (the "Interinstitutional Agreement") with the NIH, the co-owner of the patent rights. The duration of the Cleveland License extends until the expiration of the underlying patent rights. The Cleveland License provides for payment of royalties by Gemini to the Cleveland Clinic based on sales of products and processes incorporating technology licensed under the Cleveland License. A percentage of any income derived from any sublicense of the licensed technology will be paid to the Cleveland Clinic. Pursuant to the terms of the Cleveland License, Gemini must satisfy other terms and conditions in order to retain its license rights thereunder. A failure by the Cleveland Clinic to discharge its obligations to the NIH under the Interinstitutional Agreement, including an obligation by the Cleveland Clinic and Gemini to take effective steps to achieve practical application of the licensed technology, could cause the termination of the Cleveland License. See "Risk Factors Dependence on License and Sponsored Research Agreements and Uncertainty Regarding Patents and Proprietary Rights".

Employees

     Gemini currently has four full-time employees working on research and development of the 2-5A Antisense Chimeric Technology at its leased research facility. The laboratory is located at 11000 Cedar Avenue, Cleveland, Ohio 44106.

Channel Therapeutics and the Cyclodextrin Technology

Background

     Growth factors are generally protein molecules that bind to cell surface receptors, initiating a signal that can result in cell growth and differentiation. Growth factors regulate a variety of physiological and developmental processes, and their aberrant expression is associated with a number of disease conditions. Restenosis and late vein graft failure are two pathological conditions caused by the inappropriate expression of growth factors which result in smooth muscle cell proliferation and migration. Restenosis is the renarrowing of the blocked arteries after opening by balloon angioplasty or any other form of vascular surgery/intervention; late vein graft failure is often caused by a narrowing of a grafted blood vessel following bypass surgery. In both restenosis and late vain graft failure, growth factor-induced smooth muscle cell accumulation in the inner part of the vessel wall is thought to play a major pathological role.

     Restenosis occurs in approximately 20-40% of patients within six to twelve months of undergoing coronary angioplasty. Vein graft wall thickening is a universal response to bypass surgery and in some patients causes severe narrowing of the affected vein or artery causing a late failure rate of approximately 30%. There are no currently available FDA approved therapeutics for the treatment of restenosis or late vain graft failure. Several companies are currently marketing vascular stents, which are metal-based devices that are designed to prevent restenosis through the mechanical support of the previously blocked blood vessel. Although recent studies have demonstrated that stenting has a superior early anti-restenosis effect compared with balloon angioplasty, smooth muscle cell growth around the stents continues to result in late restenosis.

The Cyclodextrin Technology and its Applications

     Channel is the licensee under several patents and related patent applications covering the use of polyanionic cyclodextrins and derivatives thereof for the fields of use for the treatment and prevention of restenosis and late vein graft failure from the University of Pennsylvania ("Penn"). Anionic cyclodextrins have been shown to avidly bind growth factors in vitro.

     The Company believes that the anionic sulfated derivatives of cyclodextrins may have the capability of interacting with growth factor proteins and altering their action on cellular proliferation. Channel is currently developing such cyclodextrin derivatives and has data from in vivo studies demonstrating in small animals they are absorbable through the gastrointestinal tract, potentially making them orally active agents for the prevention of restenosis and late vein graft failure following vascular procedures. In addition, the Company anticipates that these derivatives will manifest very limited, if any, potential for toxicity to the kidneys, due to their high water solubility.

     If successfully developed, the Company believes that sulfated cyclodextrins could potentially be useful oral, parenteral and/or topical agents for the treatment of restenosis and late vain graft failure. Channel is also exploring the feasibility of coating vascular stents with sulfated cyclodextrins.

Research and Development Activities

     The Company sponsored studies in a number of in vivo models of restenosis and late vain graft failure. Results from the rodent and rabbit models indicated that the sulfated cyclodextrins have potential for the treatment of restenosis. Based on these preliminary results the Company conducted more extensive studies in large animal models that are believed to be more predictive of outcomes in humans than small animal models. Results of the studies are not available at this time and no conclusions can currently be drawn from any of the studies. The Company intends to complete the analysis of the data in mid-1998. If the data supports continued development of the sulfated cyclodextrins for the treatment of restenosis and late vein graft failure the Company may actively seek a corporate partner to assist in the development of the current lead compounds. In addition, the Company expects that basic research will continue to look for additional compounds in the class with potentially increased activity. See "Risk Factors - Results of a Pivotal Study of the Cyclodextrin Technology Expected in mid-1998."

Competitive Business Environment

     A number of companies have active research and development programs, employing a variety of therapeutic approaches, in the area of restenosis and late vain graft failure, including some compounds in advanced clinical development. Some of these companies have significantly greater resources than the Company. In light of the number of potential competitors in the area the Company is designing a program to assess the potential clinical utility of its compounds as rapidly as possible and if the data from these studies merits further development the Company plans to immediately seek a strategic partner(s) for further development. See "Risk Factors - Rapid Technological Change; Competition."

Proprietary Rights

     Channel has acquired a worldwide exclusive license (the "Penn License") to several U.S. and corresponding foreign patents and patent applications that Penn owns, is the sole and exclusive licensee of or is a non-exclusive licensee of. The Penn License covers the use of sulfated cyclodextrins, and derivatives thereof, and sulfated cyclodextrins combined with other therapeutic agents for the treatment of restenosis and late vein graft failure. The Penn License expires on a country by country basis at the time when the patent rights underlying the Penn License expire. The issued patents expire between 2010 and 2012. The Penn License provides for a royalty payment to Penn based on sales of the products and processes incorporating the licensed technology. Channel is also to pay Penn a royalty based on sublicensing income. Channel must also satisfy certain other terms and conditions specified in the Penn License including, but not limited to, an obligation to use its best efforts to bring any products developed under the Penn License to market. Failure to comply with the terms of the Penn License may cause termination of the Penn License. See "Risk Factors--Dependence on License and Sponsored Research Agreements and Uncertainty Regarding Patents and Proprietary Rights."

Employees

     Channel currently has no employees and does not intend to hire employees in the near future. Research and development of the cyclodextrin technology is being done under contracts and Sponsored Research Agreements with third parties.

                                  Risk Factors

     In addition to the historical information contained herein, the discussion in this Annual Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report should be read as being applicable to all related forward-looking statements wherever they appear in this Annual Report. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below as well as those cautionary statements and other factors set forth elsewhere herein.

Development Stage Companies; History of Operating Losses; Accumulated Deficit; Uncertainty of Future Profitability

     The technologies and products under development by the Company are in the research and development stage and no operating revenue (outside of grant revenues) has been generated to date. The Company does not expect to generate any revenues in the near future. As a result, the Company must be evaluated in light of the problems, delays, uncertainties and complications encountered in connection with recently established businesses. The Company has incurred operating losses since its inception. As of December 31, 1997, the Company's working capital and accumulated deficit were $8,152,179 and $13,590,056, respectively. Operating losses have resulted principally from costs incurred in identifying and acquiring the technologies under development, research and development activities, patent prosecution and maintenance costs and general and administrative costs. The Company expects to incur significant operating losses over the next several years, primarily due to continuation and expansion of its research and development programs, including preclinical studies and clinical trials for its products and technologies under development, as well as costs incurred in identifying and, possibly, acquiring, additional technologies. The Company's ability to achieve profitability depends upon its ability to develop pharmaceutical and medical device products, obtain regulatory approval for its proposed products and/or enter into agreements either for the sale or sublicense of its technologies or for product development, manufacturing and commercialization. There can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of its proposed products.

Need for Additional Financing; Issuance of Securities by the Company and its Subsidiaries; Future Dilution

     The Company will require, and is constantly considering potential sources for, substantial additional financing to continue its research, to complete its product development and to manufacture and market any products that may be developed. Based solely upon its currently existing consulting, license, sponsored research, independent contractor and employment agreements, the Company currently anticipates that it will spend all of its current cash reserves by mid-1999. There can be no assurance, however, that the Company's current cash reserves will not be expended prior to that time. The Company anticipates that further funds may be raised at any time through additional public or private debt or equity financings conducted either by the Company or by one or more of its subsidiaries, or through collaborative ventures entered into between the Company or one or more of its subsidiaries and one or more corporate partners. There can be no assurance that the Company will be able to obtain additional financing or that such financing, if available, can be obtained on terms acceptable to the Company. If additional financing is not otherwise available, the Company will be required to modify its business development plans or reduce or cease certain or all of its operations. In such event, holders of securities of the Company will, in all likelihood, lose their entire investment.

     Although the Company and each of its subsidiaries will seek to enter into collaborative ventures with corporate partners to fund some or all of its activities, as well as to manufacture or market the products which may be successfully developed, neither the Company nor any of its subsidiaries currently has any such arrangements with corporate partners, and there can be no assurance that the Company or any of its subsidiaries will be able to enter into such ventures on favorable terms, if at all. In addition, no assurance can be given that the Company or any of its subsidiaries would be able to complete a subsequent private placement or public offering of its securities. Failure by the Company or any of its subsidiaries to enter into such collaborative ventures or to receive additional funding either through a public offering or a private placement to complete its proposed product development programs would have a material adverse effect on the Company.

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

     In addition, the Company has outstanding Redeemable Warrants (that are currently exercisable) as well as options and warrants (that are currently exercisable in part) to purchase 3,537,750 and 1,028,155 shares of its Common Stock, respectively, at exercise prices ranging from $5.50 to $6.05, and $0.75 to $10.00, respectively, and the exercise price for most of such convertible securities is below the per share price of the Common Stock as currently quoted on the SmallCap tier of the Nasdaq Stock Market ("Nasdaq"). As of December 31, 1997, the Company also had outstanding 1,214,723 shares of its Series A Preferred Stock and warrants to purchase 123,720 shares of Series A Preferred Stock, all of which currently are convertible into shares of the Company's Common Stock at a conversion rate of 2.12 shares of Common Stock for each share of Series A Preferred Stock. The aforementioned conversion rate is subject to adjustment in favor of the holders of the Series A Preferred Stock upon the occurrence of certain events. The exercise of such convertible securities or the conversion of the Series A Preferred Stock, if any, may dilute the value of the Common Stock. In addition, so long as such convertible securities remain unexercised, the terms under which the Company could obtain additional capital may be adversely affected.

No Developed or Approved Products

     To achieve profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, introduce and market its products under development. The great majority of the preclinical and clinical development work for the products under development of the Company remains to be completed. The Company has not generated, nor is it expected to generate in the near future, any operating revenues. In addition, the Company has no manufacturing or marketing facilities nor any contracts with any commercial manufacturing or marketing entities to manufacture for or market the Company's products to consumers. No assurance can be given that any of its product development efforts will be successfully completed, that required regulatory approvals will be obtained, or that any such products, if developed and introduced, will be successfully marketed or achieve market acceptance.

Technological Uncertainty and Early Stage of Product Development

     The technologies and products which the Company intends to develop are in the early stages of development, require significant further research, development and testing and are subject to the risks of failure inherent in the development of products based on innovative or novel technologies. These risks include the possibility that any or all of the Company's proposed technologies and products will be found to be ineffective or unsafe, will fail to meet applicable regulatory standards or will fail to obtain required regulatory approvals or that such technologies and products once developed, although effective, are uneconomical to market, that third parties hold proprietary rights that preclude the Company from marketing such technologies and products, that third parties market superior or equivalent technologies and products or that third parties have superior resources to market similar products or technologies. Further, the Company's proposed technologies and products might prove to have undesirable or unintended side effects that prevent or limit their commercial use.

     The Company's agreements with licensors do not contain any representations by the licensors as to the safety or efficacy of the inventions or discoveries covered thereby. The Company is unable to predict whether the research and development activities it is funding will result in any commercially viable products or applications. In addition, there can be no assurance that the Company's research and development schedules will be met. Further, due to the extended testing required before marketing clearance can be obtained from the FDA or other similar agencies, the Company is not able to predict with any certainty, when, if ever, the Company will be able to commercialize any of its proposed technologies or products.

Results of a Pivotal Study of the Cyclodextrin Technology Expected in Mid-1998

     The Company has performed several studies in small animal models of its cyclodextrin technology and the results of this research have indicated that the sulfated cyclodextrins may have potential as a treatment for restenosis and late vein graft failure. The Company is currently conducting research in large animal models of the cyclodextrin technology, and the results of the research in the large animal models are believed to be more predictive of the effect of the cyclodextrin technology in humans. In mid-1998, the Company expects to have the results of the studies performed in large animal models of the cyclodextrin technology. Depending on the results of these studies, the Company may elect, among other alternatives, to relinquish its proprietary rights to the cyclodextrin technology.

Government Regulation; No Assurance of Regulatory Approval

     The Company's proposed products and technologies are in very early stages of development. The research, preclinical development, clinical trials, product manufacturing and marketing to be conducted by, or on behalf of, the Company is subject to extensive regulation by the FDA, comparable agencies in state and local jurisdictions and similar health authorities in foreign countries. FDA approval of the Company's products, as well as the manufacturing processes and facilities, if any used to produce such products will be required before such products may be marketed in the United States. The processes of obtaining approvals from the FDA are costly, time consuming and often subject to unanticipated delays. There can be no assurance that approvals of the Company's proposed products, processes or facilities will be granted on a timely basis, or at all. In addition, new government regulations may be established that could delay or prevent regulatory approval of the Company's products under development. Any future failure to obtain or delay in obtaining any such approval will materially and adversely affect the ability of the Company to market its proposed products and the business, financial condition and results of operations of the Company.

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

     Before a new medical device can be introduced in the market, the manufacturer must generally obtain FDA clearance or approval through either clearance of a 510(k) notification or approval of a Pre-Market Approval Application. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to certain categories of legally marketed medical devices. The FDA recently has been requiring more rigorous demonstration of substantial equivalence than in the past, including in some cases requiring submission of clinical data. The FDA may determine that the proposed device is not substantially equivalent to a predicate device or that additional information is needed before a substantial equivalence determination can be made. It generally takes from 4 to 12 months from submission to obtain 510(k) premarket clearance, but may take longer. A "not substantially equivalent" determination, or a request for additional information, could prevent or delay the market introduction of products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions.

     The steps required before a drug may be approved by applicable government agencies for marketing in the United States generally include (i) preclinical laboratory and animal tests, (ii) the submission to the FDA of an Investigational New Drug Application, (iii) adequate and well controlled human clinical trials to establish the safety and efficacy of the drug, (iv) submission to the FDA of a New Drug Application and (v) satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is made to assess compliance with Good Manufacturing Practices. Lengthy and detailed preclinical and clinical testing, validation of manufacturing and quality control processes, and other costly and time-consuming procedures are required. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. The effect of government regulation may be to delay or to prevent marketing of potential products for a considerable period of time and to impose costly procedures upon the Company's activities. There can be no assurance that the FDA or any other regulatory agency will grant approval for any products developed by the Company on a timely basis, or at all. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. If regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which a product may be marketed. Further, even if such regulatory approvals are obtained, a marketed drug or device and its manufacturer are subject to continued review, and later discovery of previously unknown problems may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. Any delay or failure of the Company to obtain and maintain regulatory approval of its proposed products, processes or facilities would have a material adverse effect on the business, financial condition and results of operations of the Company.

Dependence on License and Sponsored Research Agreements

     The Company depends on license agreements from third parties that form the basis of its proprietary technology. In general, the Company also relies on sponsored research agreements for its research and development efforts. (However, all of the research and development for the Catarex device is conducted at the laboratory facilities of the Company's subsidiary, Optex, and some of the research and development concerning the 2-5A Chimeric Antisense Technology is conducted at the laboratory facilities of the Company's subsidiary, Gemini.) The license agreements that have been entered into by the Company typically require the Company's use of due diligence in developing and bringing products to market and the payment of certain milestone amounts that in some instances may be substantial. With the exception of Optex, the Company is also obligated to make royalty payments on the sales, if any, of products resulting from such licensed technology. The Company is also responsible for the costs of filing and prosecuting patent applications and maintaining issued patents. Certain research and development activities of the Company are intended to be conducted by universities or other institutions pursuant to sponsored research agreements. The sponsored research agreements entered into and contemplated to be entered into by the Company generally require periodic payments on an annual, quarterly or monthly basis.

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

Uncertainty Regarding Patents and Proprietary Rights

     The success of the Company will depend in large part on its or its licensors' ability to obtain patents, defend their patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. The patent position of firms relying upon biotechnology is highly uncertain and involves complex legal and factual questions. To date there has emerged no consistent policy regarding the breadth of claims allowed in biotechnology patents or the degree of protection afforded under such patents. The Company relies on certain United States patents and pending United States and foreign patent applications relating to various aspects of its products and technologies. With the exception of Optex, all of these patents and patent applications are owned by third parties and are licensed or sublicensed to the Company. The patent application and issuance process can be expected to take several years and entail considerable expense to the Company, as it is responsible for such costs under the terms of its license agreements. There can be no assurance that patents will issue as a result of any such pending applications or that the existing patents and any patents resulting from such applications will be sufficiently broad to afford protection against competitors with similar technology. In addition, there can be no assurance that such patents will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The commercial success of the Company will also depend upon avoiding infringement of patents issued to competitors. A United States patent application is maintained under conditions of confidentiality while the application is pending, so the Company cannot evaluate any inventions being claimed in pending patent applications filed by its competitors. Litigation may be necessary to defend or enforce the Company's patent and license rights or to determine the scope and validity of others' proprietary rights. Defense and enforcement of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable to the Company, and can result in the diversion of substantial resources from the Company's other activities. An adverse outcome could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties, or require the Company to alter its products or technologies, or cease altogether any related research and development activities or product sales, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company has certain proprietary rights and in the future may require additional licenses from other parties to develop, manufacture and market commercially viable products effectively, and the Company's commercial success could depend in part on obtaining and maintaining such licenses. There can be no assurance that such licenses can be obtained or maintained on commercially reasonable terms, if at all, that the patents underlying such licenses will be valid and enforceable or that the proprietary nature of the patented technology underlying such licenses will remain proprietary.

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

     The success of the Company is also dependent upon the skills, knowledge and experience of its scientific and technical personnel (both employees and independent contractors). The management and scientific personnel of the Company has been recruited primarily from other scientific companies, pharmaceutical companies and academic institutions. In some cases, these individuals may be continuing research in the same areas with which they were involved prior to their employment by the Company. Although the Company has not received any notice of any claims and knows of no basis for any claims, it could be subject to allegations of violation of trade secrets and similar claims which could, regardless of merit, be time consuming, expensive to defend, and have a material adverse effect on the Company's business, results of operations and financial condition.

Rapid Technological Change; Competition

     The Company's business is characterized by intensive research efforts and intense competition and is subject to rapid and substantial technological change. Many companies, research institutes, hospitals and universities are working to develop products and technologies in the Company's fields of research. Most of these entities have substantially greater financial, technical, research and development, manufacturing, marketing, distribution and other resources than the Company. Certain of such entities have experience in undertaking testing and clinical trials of new or improved products similar in nature or that have a similar therapeutic effect to that which the Company is developing. In addition, certain competitors have already begun testing of similar products or technologies and may introduce such products or technologies before the Company may do so. Accordingly, other entities may succeed in developing products earlier than the Company or that are more effective, more widely accepted or more economical than those proposed to be developed by the Company. There can be no assurance that developments by others will not render the Company's products or technologies noncompetitive or that the Company will be able to keep pace with technological developments. Further, it is expected that competition in the Company's fields will intensify. There can be no assurance that the Company will be able to compete successfully in the future.

Dependence on Others for Clinical Development of, Regulatory Approvals for and Manufacture and Marketing of Pharmaceutical Products

     The Company does not have the resources to directly manufacture, market or sell any of the Company's proposed products and the Company has no current plans to acquire such resources. The Company anticipates that it will, in the future, enter into collaborative agreements with pharmaceutical and/or biotechnology companies for the development of, clinical testing of, seeking of regulatory approval for, manufacturing of, marketing of and commercialization of certain of its proposed products. The Company may in the future grant to its collaborative partners rights to license and commercialize any products developed under these collaborative agreements, and such rights would limit the Company's flexibility in considering alternatives for the commercialization of such products. Under such agreements, the Company may rely on its respective collaborative partners to conduct research efforts and clinical trials on, obtain regulatory approvals for and manufacture, market and commercialize certain of its products. The Company expects that the amount and timing of resources devoted to these activities generally will be controlled by each such individual partner. The inability of the Company to acquire such third party development, clinical testing, seeking of regulatory approval, manufacturing, distribution, marketing and selling arrangements on commercially acceptable terms for the Company's long-term needs for such anticipated products would have a material adverse effect on the Company's business. There can be no assurance that the Company will be able to enter into any arrangements for the development, clinical testing, seeking of regulatory approval, manufacturing, marketing and selling of its products, or that, if such arrangements are entered into, such future partners will be successful in commercializing products or that the Company will derive any revenues from such arrangements.

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

     In addition, in both the United States and elsewhere, sales of medical products and services are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more products to the market, there can be no assurance that these products will be considered desirable or cost effective and that reimbursement to the consumer will be available or will be sufficient to allow the Company to sell its products on a competitive basis.

Dependence Upon Key Personnel and Consultants

     The Company is highly dependent upon its officers and directors, as well as its Scientific Advisory Board members, consultants and collaborating scientists. Atlantic and its subsidiaries have an aggregate of only twelve full-time employees, four of whom are officers of Atlantic and each of its subsidiaries, and the loss of any of these individuals would have a material adverse effect on the Company. Although Atlantic has entered into employment agreements with each of its officers, such employment agreements do not contain provisions which would prevent such employees from resigning their positions with Atlantic at any time or from competing with the Company, directly or indirectly. The Company does not maintain key-man life insurance policies on any of such key personnel. Each of the Company's non-employee directors, advisors and consultants devotes only a portion of his or her time to the Company's business. The loss of certain of these individuals could have a material adverse effect on the Company.

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

     The Company's scientific advisors are employed on a full time basis by employers unrelated to the Company and some have entered into one or more additional consulting or other advisory arrangements with other entities which may conflict or compete with their obligations to the Company. Inventions or processes discovered by such persons, other than those for which the Company is able to acquire licenses or those which were invented while performing consulting services on behalf of the Company pursuant to a proprietary information agreement, will not become the property of the Company, but will likely remain the property of such persons or of such persons' full-time employers. Failure to obtain needed patents, licenses or proprietary information held by others could have a material adverse effect on the Company.

Certain Interlocking Relationships; Potential Conflicts of Interest

     Lindsay A. Rosenwald, M.D., a principal stockholder of the Company, is the President and sole stockholder of Paramount Capital, Incorporated ("Paramount"), the placement agent for the Company's 1997 private placement of its Series A Preferred Stock. Steven Kanzer, a Director of the Company, is the Senior Managing Director, Head of Venture Capital of Paramount. Michael S. Weiss, the Company's Secretary, is a Senior Managing Director of Paramount. In the regular course of its business, Paramount identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. Generally, Delaware corporate law requires that any transactions between the Company and any of its affiliates be on terms that, when taken as a whole, are substantially as favorable to the Company as those then reasonably obtainable from a person who is not an affiliate in an arms-length transaction. The Company is obligated to enter into an agreement with Paramount pursuant to which Paramount will provide financial advisory services to the Company. Nevertheless, neither Paramount, Dr. Rosenwald nor Messrs. Kanzer or Weiss are obligated pursuant to any agreement or understanding with the Company to make any additional products or technologies available to the Company, nor can there be any assurance, and the Company does not expect and securityholders should not expect, that any biomedical or pharmaceutical product or technology identified by Paramount, Dr. Rosenwald or Messrs. Kanzer or Weiss in the future will be made available to the Company. In addition, certain of the officers and directors of the Company may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not, in the future, have interests in conflict with those of the Company.

Control by Existing Stockholders

     Dr. Rosenwald and VentureTek, L.P. (a limited partnership controlled by certain relatives of Dr. Rosenwald but of which Dr. Rosenwald disclaims beneficial ownership) together beneficially own approximately 26% of the outstanding shares of Common Stock of the Company. Accordingly, such holders, if acting together, may have the ability to exert significant influence over the election of the Company's Board of Directors and other matters submitted to the Company's stockholders for approval. The voting power of these holders may discourage or prevent any proposed takeover of the Company.

No Assurance of Identification of Additional Projects

     The Company is engaged in the development and commercialization of biomedical and pharmaceutical products and technologies. From time to time, if the Company's resources allow, the Company may explore the acquisition and subsequent development and commercialization of additional biomedical and pharmaceutical products and technologies. However, there can be no assurance that the Company will be able to identify any additional products or technologies and, even if suitable products or technologies are identified, the Company may not have sufficient resources to pursue any such products or technologies.

Potential Adverse Effect of Redemption of Redeemable Warrants

     The Redeemable Warrants as described in the notes to the financial statement are subject to redemption commencing December 14, 1996 by the Company under certain conditions. Redemption of the Redeemable Warrants could encourage holders to exercise the Redeemable Warrants and pay the exercise price at a time when it may be disadvantageous for the holders to do so, to sell the Redeemable Warrants at the current market price when they might otherwise wish to hold the Redeemable Warrants, or to accept the redemption price, which may be substantially less than the market value of the Redeemable Warrants at the time of redemption. The holders of the Redeemable Warrants will automatically forfeit their rights to purchase the shares of Common Stock issuable upon exercise of such Redeemable Warrants unless the Redeemable Warrants are exercised before they are redeemed. The holders of Redeemable Warrants do not possess any rights as stockholders of the Company unless and until such Redeemable Warrants are exercised.

Possible Adverse Effect of Shares Eligible for Future Sale

     Future sales by existing stockholders could adversely affect the prevailing market price of the Company's Common Stock. The outstanding shares of the Company's Common Stock are all freely tradable, subject to volume and other restrictions imposed by Rule 144 under the Securities Act of 1933 as amended (the "Securities Act") with respect to sales by affiliates of the Company. An 18-month restriction on transfer applicable to the shares of Common Stock now owned or hereafter acquired by the Company's officers, directors and certain stockholders expired on June 14, 1997. Sales of substantial amounts of Common Stock may have an adverse effect on the market price of the Company's Common Stock.

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

Securities Law Restrictions on the Exercise of Redeemable Warrants

     A holder of Redeemable Warrants has the right to exercise such Redeemable Warrants for the purchase of shares of Common Stock only if the Company has filed with the Securities and Exchange Commission a current prospectus meeting the requirements of the Securities Act covering the issuance of such shares of Common Stock issuable upon exercise of the Redeemable Warrants and only if the issuance of such shares has been registered or qualified, or is deemed to be exempt from registration or qualification under, the securities laws of the state of residence of the holder of the Redeemable Warrant. The Company has filed and has undertaken to keep effective and current a prospectus permitting the purchase and sale of the Common Stock underlying the Redeemable Warrants, but there can be no assurance that the Company will be able to keep suck prospectus effective and current. Although the Company intends to seek to qualify for sale the shares of Common Stock underlying the Redeemable Warrants in those states in which the securities are to be offered, no assurance can be given that such qualification will occur. The Redeemable Warrants may be deprived of any value if a prospectus covering the shares of Common Stock issuable upon the exercise thereof is not kept effective and current or if such underlying shares are not, or cannot be, registered in the applicable states.

No Dividends

     The Company has not paid any cash dividends on its Common Stock since its formation and does not anticipate paying any cash dividends in the foreseeable future. Management anticipates that all earnings and other resources of the Company, if any, will be retained by the Company for investment in its business.

Possible Delisting from Nasdaq and Market Illiquidity

     Although the Common Stock, Redeemable Warrants and Units of the Company are quoted on Nasdaq, continued inclusion of such securities on Nasdaq will require that (i) the Company maintain at least $2,000,000 in net tangible assets, (ii) the minimum bid price for the Common Stock be at least $1.00 per share, (iii) the public float consist of at least 500,000 shares of Common Stock, valued in the aggregate at more than $1,000,000, (iv) the Common Stock have at least two active market makers, (v) the Common Stock be held by at least 300 holders and (vi) the Company adhere to certain corporate governance requirements. If the Company is unable to satisfy such maintenance requirements, the Company's securities may be delisted from Nasdaq. In such event, trading, if any, in the securities would thereafter be conducted in the over-the-counter market in the "pink sheets" or the National Association of Securities Dealers' "Electronic Bulletin Board." Consequently, the liquidity of the Company's securities could be materially impaired, not only in the number of securities that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of the Company, which could result in lower prices for the Company's securities than might otherwise be attained and could also result in a larger spread between the bid and asked prices for the Company's securities.

     In addition, if the securities are delisted from trading on Nasdaq and the trading price of the Common Stock is less than $5.00 per share, trading in the securities would also be subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under such rule, broker/dealers who recommended such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the Securities and Exchange Commission (the "Commission"), any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of the Common Stock, Redeemable Warrants or Units of the Company. There can be no assurance that such securities will not be delisted or treated as penny stock.

Liquidity of Investment; Volume of Trading

     The Company's securities are traded on the Nasdaq SmallCap Market, and the Company's securities lack the liquidity of securities traded on the principal trading markets. Accordingly, an investor may be unable to promptly liquidate an investment in the Company's securities.

Possible Volatility of Stock Price

     The securities markets have, from time to time, experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. These fluctuations often substantially affect the market price of a company's common stock. In particular, the market prices for securities of medical device companies and biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. The market price of the Company's securities has in the past and in the future may be subject to volatility in general and from quarter to quarter in particular depending upon announcements regarding developments of the Company or its competitors, or other external factors, as well as continued operating losses by the Company and fluctuations in the Company's financial results. These factors could have a material adverse effect on the Company's business, financial condition and results of operations and may not be indicative of the prices that may prevail in the public market.

Risk of Product Liability; No Insurance

     Should the Company develop and market any products, the marketing of such products, through third-party arrangements or otherwise, may expose the Company to product liability claims. The Company presently does not carry product liability insurance. Upon clinical testing or commercialization of the Company's proposed products, certain of the licensors require that the Company obtain product liability insurance. There can be no assurance that the Company will be able to obtain such insurance or, if obtained that such insurance can be acquired in sufficient amounts to protect the Company against such liability or at a reasonable cost. The Company is required to indemnify the Company's licensors against any product liability claims incurred by them as a result of the products developed by the Company. None of the Company's licensors has made, and are not expected to make, any representations as to the safety or efficacy of the inventions covered by the licenses or as to any products which may be made or used under rights granted therein or thereunder.

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

     Limitation of Liability and Indemnification

     The Company's Certificate of Incorporation limits, to the maximum extent permitted by Delaware law, the personal liability of directors for monetary damages for breach of their fiduciary duties as a director. The Company's Bylaws provide that the Company shall indemnify its officers and directors and may indemnify its employees and other agents to the fullest extent permitted by law. The Company has entered into indemnification agreements with its officers and directors containing provisions which are in some respects broader than the specific indemnification provisions contained in Delaware law. The indemnification agreements may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. Section 145 of the Delaware law provides that a corporation may indemnify a director, officer, employee or agent made or threatened to be made a party to an action by reason of the fact that he was a director, officer, employee or agent of the corporation or was serving at the request of the corporation against expenses actually and reasonably incurred in connection with such action if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. Delaware law does not permit a corporation to eliminate a director's duty of care, and the provisions of the Company's Certificate of Incorporation have no effect on the availability of equitable remedies, such as injunction or rescission, for a director's breach of the duty of care.

Year 2000 Compliance

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in approximately two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance. Any year 2000 compliance problem of either the Company, its suppliers, its service providers or its customers could result in a material adverse effect on the Company's business, financial condition and operating results.

Employees

     As of March 16, 1998, the Company and the Operating Companies had a total of twelve employees, all of whom are full-time employees. In addition, as of March 16, 1998, the Company and the Operating Companies in the aggregate utilized 37 consultants, scientific advisors and directors, in its research and development activities who devote only a portion of their time to the business of the Company or an Operating Company. The Company's future depends in significant part upon the continued service of its key scientific advisors, consultants and technical and senior management personnel and its continuing ability to attract and retain highly qualified individuals. Competition for such individuals is intense and there can be no assurance that the Company can retain its key personnel or that it can attract, assimilate or retain other highly qualified individuals in the future. The Company's employees are not represented by a labor union and are not the subject of a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees, consultants, scientific advisors and directors to be good. See "Risk Factors -Dependence Upon Key Personnel and Consultants."

Item 2 - Description of Property

     The Company's executive offices are located at 1017 Main Campus Drive, Suite 3900, Raleigh, North Carolina 27606. The lease agreement for such offices commenced on March 1, 1997 and is for a term of five years, renewable at the Company's option and it calls for a monthly lease payment of $2,615, with the monthly lease payment increased annually, in accordance with the Consumer Price Index. Optex has two leases with a term of twelve months each for space at 27292 Calle Arroyo, San Juan Capistrano, California 92675. The Optex lease agreements call for an aggregate monthly lease payment of $3,458. Gemini has a lease with a term of three years for a space at 11000 Cedar Avenue, Cleveland, Ohio 44106. The Gemini lease agreement commenced October 1, 1997 and calls for monthly lease payment of $1,852. Research and development work of Atlantic and Channel is currently being conducted on a contract basis at universities and institutions. The Company anticipates that in the future the Company and each Operating Company may own or lease its own research facility. The Company believes that its existing facilities are adequate to meet its current requirements. The Company believes that its existing insurance coverage adequately covers the Company's interest in its leased spaces. The Company does not own any real property.

Item 3- Legal Proceedings

     The Company is not aware of any pending legal proceedings to which the Company or any Operating Company is a party or to which any of their properties is subject.

Item 4 - Submission of Matters to a Vote of Security Holders

     During the Company's fourth fiscal quarter for the year ended December 31, 1997, no matter was submitted to a vote of the Company's security holders, either by proxy solicitations or otherwise.

             Part II

Item 5- Market for Common Equity and Related Stockholder Matters.

(a) Market Information

The Common Stock of the Company began trading on December 14, 1995 on the Nasdaq SmallCap Market under the symbol ATLC.

The following table sets forth the high and low bid price, as well as the closing sales price, each as quoted by Nasdaq, during each quarter within the last two fiscal years.

                               Common Stock Price


Period                                    High Bid          Low Bid          Last Sales
                                          --------          -------          ----------
1996
                                           -------           -----            ------
First Quarter ...............              $10.125           $5.625           $9.00
                                           -------           -----            ------
Second Quarter ..............               $9.00            $7.00            $7.625
                                           -------           -----            ------
Third Quarter ...............               $9.125           $6.25            $8.875
                                           -------           -----            ------
Fourth Quarter ..............               $9.125           $6.00            $6.125
                                           -------           -----            ------
1997
                                           -------           -----            ------
First Quarter ...............               $7.25            $5.625           $5.625
                                           -------           -----            ------
Second Quarter ..............               $7.125           $4.625           $7.00
                                           -------           -----            ------
Third Quarter ...............               $8.125           $6.562           $8.00
                                           -------           -----            ------
Fourth Quarter ..............              $10.375           $5.947           $6.75
                                           -------           -----            ------


(b) Holders

     The number of holders of record of the Company's Common Stock as of March 16, 1998 was 102.

     The number of beneficial stockholders of the Company's Common Stock as of March 16, 1998 was 1,064.

(c) Dividends

     The Company has not paid or declared any dividends on its Common Stock and the Company does not anticipate paying dividends on its Common Stock in the foreseeable future

Item 6- Management's Discussion and Analysis, Plan of Operations

General

     The Company was incorporated in Delaware on May 18, 1993 and commenced operations on July 13, 1993. The Company is engaged in the development of biomedical and pharmaceutical products and technologies. The Company has rights to four technologies which it believes may be useful in the treatment of a variety of diseases, including cancer, infectious disease, ophthalmic disorders, pain, inflammation, cardiovascular disorders and dermatological conditions. The Company's existing products and technologies under development are each held either by the Company or by one of its three majority-owned subsidiary operating companies (Optex Ophthalmologics, Channel Therapeutics and Gemini Technologies, collectively, the "Operating Companies") which are managed by the Company. The term "Company" may refer to Atlantic and/or The Operating Companies, as indicated by the context. The

Company has been unprofitable since inception and expects to incur substantial additional operating losses over the next several years. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Results of Operations

     From the commencement of operations through December 31, 1997, $99,932 of grant revenue has been generated.

     General and administrative expenses for the year ended December 31, 1997 were $2,838,331 as compared to $2,747,247 for the corresponding period in 1996, and consisted primarily of expenses associated with corporate operations, legal, finance and accounting, human resources and other general operating costs. The Company anticipates that general and administrative expenses will increase slightly during the year ended December 31, 1998 as compared to the corresponding period in 1997.

     Research and development expenditures consist primarily of the costs of research and development personnel, payments made under the Company's license agreements and sponsored research agreements with its licensors and scientific collaborators and costs related to patent filings and maintenance. Research and development expenses, inclusive of license fees, were $2,560,584 for the year ended December 31, 1997, as compared to $1,069,793 for the corresponding period in 1996. The Company anticipates that its research and development expenses will increase during the next year as the Company continues to fund research programs and preclinical testing for its products and technologies under development.

     The Company's cumulative net loss since inception through December 31, 1997, was $13,590,056.

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

     The Company anticipates that its current resources will be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures for at least sixteen months. In addition, the Company will attempt to generate additional capital through a combination of collaborative agreements, strategic alliances and equity and debt financing. However, no assurance can be provided that additional capital will be obtained through these sources or upon terms acceptable to the Company.

     During the fiscal year ended December 31, 1997, the Company generated additional capital to finance its operations from a private placement of its Preferred Stock.

     Pursuant to a private placement (the "Private Placement") of its Series A Convertible Preferred Stock, par value $0.001 per share (the "Preferred Stock'), the Company issued and sold an aggregate of 1,237,200 shares of Preferred Stock to certain accredited investors in consideration of $12,372,000. The net proceeds to the Company after deducting commissions and expenses of the private placement were $10,613,184.

     In connection with this Private Placement the Company issued to the designees of the placement agent for the Private Placement warrants to purchase an aggregate of 123,720 shares of the Company's Preferred Stock at $11.00 per share, which warrants expire on August 7, 2008. In accordance with Statement of Financial Accounting Standard No. 123, the Company determined the fair value of the warrants using the Black-Sholes model and recognized issuance cost in the amount of $570,143 which offset the proceeds and increased the Company's stockholders' equity.

     In December 1997, Optex Ophthalmologics, Inc. ("Optex"), a majority-owned subsidiary of the Company, was awarded $750,000 under phase two of a Small Business Innovation Research Program grant from the National Eye Institute division of the National Institutes of Health. This grant will be paid in monthly increments of approximately $30,000 and will be used for salary and consulting expenses incurred by Optex.

     Until required for operations, the Company's policy is to keep its cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. government instruments and other investment-grade quality instruments.

     At December 31, 1997, the Company had $8,543,495 in cash and cash equivalents and working capital of $8,152,179. The Company is also obligated, and contingently obligated, to pay certain amounts under the Company's various licensing agreements, employment agreements and consulting agreements. See Note 10 of Notes to Consolidated Financial Statements.

Item 7-Financial Statements

For a list of the financial statements filed as part of this report, see the Index to Financial Statements at page F-1.

Item 8- Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes or disagreements with the Company's auditors.

                                    Part III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) Of the Exchange Act.

     The information required by this Item-9 with respect to the identification of Directors, Executive Officers, Promoters and Control persons is hereby incorporated by reference from the information under the captions, "Proposal One- Election of Directors" and "Executive Compensation and Other Information" in the Company's Proxy Statement for its annual meeting of stockholders to be held on May 13, 1998 (the "Proxy Statement").

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

                        December 31, 1997, 1996 and 1995

                   (With Independent Auditors' Report Thereon)

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   Index To Consolidated Financial Statements

                                                                                          Page
                                                                                          ----
Independent Auditors' Report................................................................1

Consolidated Balance Sheets as of December 31, 1997 and 1996................................2

Consolidated Statements of Operations for the years ended December 31, 1997,
     1996, and 1995 and for the period from July 13, 1993
     (inception) to December 31, 1997 ......................................................3

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
     December 31, 1997, 1996 and 1995 and for the period from

     July 13, 1993 (inception) to December 31, 1997.........................................4

Consolidated Statements of Cash Flows for the years ended December 31, 1997,
     1996, and 1995 and for the period from
     July 13, 1993 (inception) to December 31, 1997.........................................5

Notes to Consolidated Financial Statements..................................................6

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Atlantic Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Atlantic Pharmaceuticals, Inc. and subsidiaries (a development stage company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1997 and for the period from July 13, 1993 (inception) to December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Pharmaceuticals, Inc. and subsidiaries (a development stage company) as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, and for the period from July 13, 1993 (inception) to December 31, 1997, in conformity with generally accepted accounting principles.


                                                     /s/KPMG Peat Marwick LLP
                                                        KPMG Peat Marwick LLP

February 25, 1998

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (a development stage company)

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996

                        Assets                                                    1997             1996
                                                                              ------------       ---------
Current assets:
     Cash and cash equivalents ............................................   $  8,543,495       2,269,532
     Prepaid expenses .....................................................          1,250          24,949
                                                                              ------------       ---------
                    Total current assets ..................................      8,544,745       2,294,481
                                                                              ------------       ---------
Property and equipment, net (note 3) ......................................        250,961          82,761
                                                                              ------------       ---------
                    Total assets ..........................................   $  8,795,706       2,377,242
                                                                              ------------       ---------
     Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
     Accrued expenses .....................................................        392,566         281,792
                                                                              ------------       ---------
                    Total current liabilities .............................        392,566         281,792
                                                                              ------------       ---------
Stockholders' equity (note 6):
     Preferred stock, $.001 par value. Authorized 50,000,000
        shares; 1,375,000 shares designated as Series A
        convertible preferred stock .......................................           --              --
     Series A convertible preferred stock, $.001 par value;
        authorized 1,375,000 shares, 1,214,723 and
        -0- shares issued and outstanding at December 31,
        1997 and 1996, respectively .......................................          1,215            --
     Convertible preferred stock warrants, 123,720 and -0- shares issued and outstanding at December 31, 1997 and 1996,
        respectively  (note 8) ............................................        570,143            --
     Common stock, $.001 par value. Authorized 80,000,000
        shares; 3,064,571 and 2,913,720  shares issued and
        outstanding at December 31, 1997 and 1996, respectively ...........          3,065           2,914
     Common stock subscribed. 182 shares at December 31, 1997
        and 1996 ..........................................................           --              --
     Additional paid-in capital ...........................................     21,493,715      10,634,938
     Deficit accumulated during development stage .........................    (13,590,056)     (8,438,660)
     Deferred compensation ................................................        (74,400)       (103,200)
                                                                              ------------       ---------
                                                                                 8,403,682       2,095,992
     Less common stock subscriptions receivable ...........................           (218)           (218)
     Less treasury stock, at cost .........................................           (324)           (324)
                                                                              ------------       ---------
                    Total stockholders' equity ............................      8,403,140       2,095,450
                                                                              ------------       ---------
                    Total liabilities and stockholders' equity ............   $  8,795,706       2,377,242
                                                                              ------------       ---------
                                                                              ------------       ---------

See accompanying notes to consolidated financial statements.

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (a development stage company)

                      Consolidated Statements of Operations

                                                                                              Cumulative
                                                                                              period from
                                                                                             July 13, 1993
                                                                Year ended                  (inception) to
                                                               December 31,                   December 31,
                                                 -----------------------------------------
                                                     1997           1996          1995           1997
                                                 -----------     ----------     ----------    -----------
Revenue:
     Grant revenue ...........................    $    2,288         97,644           --           99,932
                                                 -----------     ----------     ----------    -----------
           Total revenue .....................         2,288         97,644           --           99,932
                                                 -----------     ----------     ----------    -----------
Costs and expenses:
     Research and development
        (note 6) .............................     2,560,584      1,059,793        455,699      4,246,919
     License fees (note 11) ..................          --           10,000         62,500        173,500
     General and administrative ..............     2,838,331      2,747,247      2,103,576      9,058,495
                                                 -----------     ----------     ----------    -----------
           Total operating expenses ..........     5,398,915      3,817,040      2,621,775     13,478,914
                                                 -----------     ----------     ----------    -----------
Other (income) expense:
     Interest income .........................      (245,231)      (161,704)        (7,566)      (414,501)
     Interest expense ........................          --             --          545,145        625,575
                                                 -----------     ----------     ----------    -----------
           Total other (income)
                  expense ....................      (245,231)      (161,704)       537,579        211,074
           Net loss ..........................   $(5,151,396)    (3,557,692)    (3,159,354)   (13,590,056)
                                                 -----------     ----------     ----------    -----------
                                                 -----------     ----------     ----------    -----------
Imputed convertible preferred stock
     dividend (note 6) .......................     3,703,304           --             --        3,703,304

Net loss applicable to common shares .........    (8,854,700)    (3,557,692)    (3,159,354)   (17,293,360)
                                                 -----------     ----------     ----------    -----------
                                                 -----------     ----------     ----------    -----------
Net loss per common
     share - basic$ ..........................         (2.97)         (1.29)        (26.21)        (13.17)
                                                 -----------     ----------     ----------    -----------
                                                 -----------     ----------     ----------    -----------
Shares used in calculation of net
     loss per common share - basic ...........     2,979,664      2,758,241        120,554      1,312,827
                                                 -----------     ----------     ----------    -----------
                                                 -----------     ----------     ----------    -----------

See accompanying notes to consolidated financial statements.

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (a development stage company)

            Consolidated Statements of Stockholders' Equity (Deficit)



                                                                     Convertible            Convertible Preferred
                                                                   Preferred Stock               Stock Warrants
                                                                   -----------------------------------------------
                                                                   Shares    Amount            Shares       Amount
                                                                   ------    ------            ------       ------
Common stock subscribed at $.001 per
  share,July-November 1993 (note 6) ........................         --     $      --            --    $      --
Net loss ...................................................         --            --            --           --
                                                                ---------        ------       -------     --------
Balance at December 31, 1993 ...............................         --            --            --           --

Issued common stock at $.001 per share, June 1994 (note 6) .         --            --            --           --
Issued and subscribed common stock at $.05
  per share, August 1994 (note 6) ..........................         --            --            --           --
Payments of common stock subscriptions (note 6) ............         --            --            --           --
Net loss ...................................................         --            --            --           --
                                                                ---------        ------       -------     --------
Balance at December 31, 1994 ...............................         --            --           3,550            4

Issuance of warrants, September 1995 (note 5) ..............         --            --            --           --
Issued common stock and warrants at $4 per unit,
  December 1995 (net of costs of issuance
   of $1,454,300) (note 8) .................................         --            --            --           --
Conversion of demand notes payable and the related
  accrued interest to common stock, December 1995 (note 4) .         --            --            --           --
Payments of common stock subscriptions .....................         --            --            --           --
Repurchase of common stock .................................         --            --            --           --
Compensation related to grant of stock options (note 7) ....         --            --            --           --

Amortization of deferred compensation (note 7) .............         --            --            --           --
Net loss ...................................................         --            --            --           --
                                                                ---------        ------       -------     --------
Balance at December 31, 1995 ...............................         --            --            --           --

Issuance of warrants, April 1996 (note 8) ..................         --            --            --           --
Issued common stock and warrants at $6.73 per share,
  August 1996 (net of costs of issuance of $76,438) (note 6)         --            --            --           --
Amortization of deferred compensation (note 7) .............         --            --            --           --
Net loss ...................................................         --            --            --           --
                                                                ---------        ------       -------     --------
Balance at December 31, 1996 ...............................         --            --            --           --

Issued convertible preferred stock at $10 per unit,
  May and August 1997 (net of costs of issuance
  of $1,758,816) (note 6) ..................................    1,237,200         1,237          --           --
Channel merger (note 6) ....................................         --            --            --           --
Conversion of preferred to common stock ....................      (22,477)          (22)         --           --
Issuance of convertible preferred stock  warrants (note 8) .         --            --         123,720      570,143
Issuance of warrants (note 8) ..............................         --            --            --           --
Amortization of deferred compensation (note 7) .............         --            --            --           --
Imputed convertible preferred stock dividend ...............         --            --            --           --
Imputed convertible preferred stock dividend ...............         --            --            --           --
Net loss ...................................................         --            --            --           --
                                                                ---------        ------       -------     --------
Balance at December 31, 1997 ...............................    1,214,723        $1,215       123,720     $570,143
                                                                ---------        ------       -------     --------
                                                                ---------        ------       -------     --------


                                                                                                Common stock
                                                                     Common Stock                subscribed            Additional
                                                                   --------------------     --------------------         paid-in
                                                                   Shares      Amount        Shares       Amount         capital
                                                                   ------      ------        ------       ------         -------
Common stock subscribed at $.001 per
  share,July-November 1993 (note 6) ........................         --     $      --          5,231            $5         6,272
Net loss ...................................................         --            --           --            --            --
                                                                ---------        ------          ---   -------        ----------
Balance at December 31, 1993 ...............................         --            --          5,231             5         6,272

Issued common stock at $.001 per share, June 1994 (note 6) .           84          --           --            --             101
Issued and subscribed common stock at $.05
  per share, August 1994 (note 6) ..........................          860             1           12          --          52,374
Payments of common stock subscriptions (note 6) ............        2,606             3       (2,606)           (3)         --
Net loss ...................................................         --            --           --            --            --
                                                                ---------        ------          ---   -------        ----------
Balance at December 31, 1994 ...............................        2,637             2       58,747    (1,721,614)         --

Issuance of warrants, September 1995 (note 5) ..............         --            --           --            --         300,000
Issued common stock and warrants at $4 per unit,
  December 1995 (net of costs of issuance
   of $1,454,300) (note 8) .................................    1,872,750         1,873         --            --       6,034,827
Conversion of demand notes payable and the related
  accrued interest to common stock, December 1995 (note 4) .      785,234           785         --            --       2,441,519
Payments of common stock subscriptions .....................        2,455             2       (2,455)           (2)         --
Repurchase of common stock .................................         (269)         --           --            --            --
Compensation related to grant of stock options (note 7) ....         --            --           --            --         208,782

Amortization of deferred compensation (note 7) .............         --            --           --            --            --
Net loss ...................................................         --            --           --            --            --
                                                                ---------        ------          ---   -------        ----------
Balance at December 31, 1995 ...............................    2,663,720         2,664          182          --       9,043,875

Issuance of warrants, April 1996 (note 8) ..................         --            --           --            --         139,000
Issued common stock and warrants at $6.73 per share,
  August 1996 (net of costs of issuance of $76,438) (note 6)      250,000           250         --            --       1,452,063
Amortization of deferred compensation (note 7) .............         --            --           --            --            --
Net loss ...................................................         --            --           --            --            --
                                                                ---------        ------          ---   -------        ----------
Balance at December 31, 1996 ...............................    2,913,720         2,914          182          --      10,634,938

Issued convertible preferred stock at $10 per unit,
  May and August 1997 (net of costs of issuance
  of $1,758,816) (note 6) ..................................         --            --           --            --      10,611,947
Channel merger (note 6) ....................................      103,200           103         --            --         657,797
Conversion of preferred to common stock ....................       47,651            48         --            --             (26)
Issuance of convertible preferred stock  warrants (note 8) .         --            --           --            --        (570,143)
Issuance of warrants (note 8) ..............................         --            --           --            --         159,202
Amortization of deferred compensation (note 7) .............         --            --           --            --            --
Imputed convertible preferred stock dividend ...............         --            --           --            --      (3,703,304)
Imputed convertible preferred stock dividend ...............         --            --           --            --       3,703,304
Net loss ...................................................         --            --           --            --            --
                                                                ---------        ------          ---   -------        ----------
Balance at December 31, 1997 ...............................    3,064,571        $3,065          182   $      --      21,493,715
                                                                ---------        ------          ---   -------        ----------
                                                                ---------        ------          ---   -------        ----------



                                                               Deficit
                                                             accumulated                     Common                       Total
                                                                during                       stock                    stockholders'
                                                              development     Deferred    subscriptions    Treasury       equity
                                                                  stage      compensation   receivable       stock      (deficit)
                                                                  -----      ------------   ----------       -----      ---------
Common stock subscribed at $.001 per
  share,July-November 1993 (note 6) ........................         --            --          (6,277)         --            --
Net loss ...................................................     (259,667)         --            --            --        (259,667)
                                                              -----------       -------          ----          ----     ---------
Balance at December 31, 1993 ...............................     (259,667)         --          (6,277)         --        (259,667)

Issued common stock at $.001 per share, June 1994 (note 6) .         --            --            --            --             101
Issued and subscribed common stock at $.05
  per share, August 1994 (note 6) ..........................         --            --            (750)         --          51,625
Payments of common stock subscriptions (note 6) ............         --            --           3,127          --           3,127
Net loss ...................................................   (1,461,947)         --            --            --      (1,461,947)
                                                              -----------       -------          ----          ----     ---------
Balance at December 31, 1994 ...............................       (3,900)         --      (1,666,761)

Issuance of warrants, September 1995 (note 5) ..............         --            --            --            --         300,000
Issued common stock and warrants at $4 per unit,
  December 1995 (net of costs of issuance
   of $1,454,300) (note 8) .................................         --            --            --            --       6,036,700
Conversion of demand notes payable and the related
  accrued interest to common stock, December 1995 (note 4) .         --            --            --            --       2,442,304
Payments of common stock subscriptions .....................         --            --           3,682          --           3,682
Repurchase of common stock .................................         --            --            --            (324)         (324)
Compensation related to grant of stock options (note 7) ....         --        (144,000)         --            --          64,782

Amortization of deferred compensation (note 7) .............         --          12,000          --            --          12,000
Net loss ...................................................   (3,159,354)         --            --            --      (3,159,354)
                                                              -----------       -------          ----          ----     ---------
Balance at December 31, 1995 ...............................   (4,880,968)     (132,000)         (218)         (324)    4,033,029

Issuance of warrants, April 1996 (note 8) ..................         --            --            --            --         139,000
Issued common stock and warrants at $6.73 per share,
  August 1996 (net of costs of issuance of $76,438) (note 6)         --            --            --            --       1,452,313
Amortization of deferred compensation (note 7) .............         --          28,800          --            --          28,800
Net loss ...................................................   (3,557,692)         --            --            --      (3,557,692)
                                                              -----------       -------          ----          ----     ---------
Balance at December 31, 1996 ...............................   (8,438,660)     (103,200)         (218)         (324)    2,095,450

Issued convertible preferred stock at $10 per unit,
  May and August 1997 (net of costs of issuance
  of $1,758,816) (note 6) ..................................         --            --            --            --      10,613,184
Channel merger (note 6) ....................................         --            --            --            --         657,900
Conversion of preferred to common stock ....................         --            --            --            --            --
Issuance of convertible preferred stock  warrants (note 8) .         --            --            --            --            --
Issuance of warrants (note 8) ..............................         --            --            --            --         159,202
Amortization of deferred compensation (note 7) .............         --          28,800          --            --          28,800
Imputed convertible preferred stock dividend ...............         --            --            --            --            --
Imputed convertible preferred stock dividend ...............         --            --            --            --            --
Net loss ...................................................   (5,151,396)         --            --            --      (5,151,396)
                                                              -----------       -------          ----          ----     ---------
Balance at December 31, 1997 ...............................  (13,590,056)      (74,400)         (218)         (324)    8,403,140
                                                              -----------       -------          ----          ----     ---------
                                                              -----------       -------          ----          ----     ---------

See accompanying notes to consolidated financial statements

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (a development stage company)

                      Consolidated Statements of Cash Flows

                                                                                                                    Cumulative from
                                                                                                                     July 13, 1993
                                                                                    Year ended                      (inception) to
                                                                                   December 31,                       December 31,
                                                                     --------------------------------------------
                                                                        1997             1996            1995             1997
                                                                     ------------      ----------      ----------     -----------
Cash flows from operating activities:
   Net loss ......................................................   $ (5,151,396)     (3,557,692)     (3,159,354)    (13,590,056)
                                                                     ------------      ----------      ----------     -----------
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Expense relating to issuance
         of warrants .............................................        159,202         139,000            --           298,202
       Expense related to Channel merger .........................        657,900            --              --           657,900
       Compensation expense relating to
         stock options ...........................................         28,800          28,800          76,782         134,382
       Discount on notes payable - bridge financing ..............           --              --           300,000         300,000
       Depreciation ..............................................         74,953          48,405          17,379         150,086
       Changes in assets and liabilities:
         (Increase) decrease in prepaid expenses .................         23,699          23,051         (48,000)         (1,250)
         Increase (decrease) in accrued expenses .................        110,774        (518,591)        349,866         392,566
         Increase (decrease) in accrued interest .................           --          (115,011)        328,585         172,305
                                                                     ------------      ----------      ----------     -----------
           Net cash used in operating activities .................     (4,096,068)     (3,952,038)     (2,134,742)    (11,485,865)
                                                                     ------------      ----------      ----------     -----------
Cash used in investing activities:
   Acquisition of furniture and equipment ........................       (243,153)        (75,375)        (56,568)       (401,048)
                                                                     ------------      ----------      ----------     -----------
Cash flows from financing activities:
   Proceeds from issuance of demand notes payable ................           --              --         1,010,000       2,395,000
   Repayment of demand notes payable .............................           --          (125,000)           --          (125,000)
   Proceeds from the issuance of notes payable
     - bridge financing ..........................................           --              --         1,200,000       1,200,000
Proceeds from issuance of warrants ...............................           --              --           300,000         300,000
   Repayment of notes payable - bridge financing .................           --           (75,000)     (1,425,000)     (1,500,000)
   Repurchase of common stock ....................................           --              --              (324)           (324)
   Proceeds from the issuance of common stock ....................           --         1,452,313       6,040,382       7,547,548
   Proceeds from issuance of convertible preferred stock .........     10,613,184            --              --        10,613,184
                                                                     ------------      ----------      ----------     -----------
           Net cash provided by financing activities .............     10,613,184       1,252,313       7,125,058      20,430,408
                                                                     ------------      ----------      ----------     -----------
           Net increase (decrease) in cash and
              cash equivalents ...................................      6,273,963      (2,775,100)      4,933,748       8,543,495
Cash and cash equivalents at beginning of period .................      2,269,532       5,044,632         110,884            --
                                                                     ------------      ----------      ----------     -----------
Cash and cash equivalents at end of period .......................   $  8,543,495       2,269,532       5,044,632       8,543,495
                                                                     ------------      ----------      ----------     -----------
                                                                     ------------      ----------      ----------     -----------
Supplemental disclosure of noncash financing activities:
   Issuance of common stock in exchange for common stock
     subscriptions ...............................................   $       --              --              --             7,027
   Conversion of demand notes payable and the related
     accrued interest to common stock ............................   $       --              --         2,442,304       2,442,304

See accompanying notes to consolidated financial statements.

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995

(1)      Organization and Basis of Presentation

         (a)      Organization

         Atlantic Pharmaceuticals, Inc. (the Company) was incorporated on May 18, 1993, began operations on July 13, 1993, and is the majority owner of two operating companies - Gemini Technologies, Inc. (Gemini), Optex Opthalmologics, Inc. (Optex), and has one wholly-owned subsidiary - Channel Therapeutics, Inc. (Channel) (collectively, the Operating Companies).

         Gemini (an 85%-owned subsidiary) was incorporated on May 18, 1993 to exploit a new proprietary technology which combines 2'-5' oligoadenylate (2-5A), with standard antisense compounds to alter the production of disease-causing proteins. Optex (an 82%-owned subsidiary) was incorporated on October 19, 1993 to develop its principal product, a novel cataract removal device. Channel was incorporated on May 18, 1993 to develop pharmaceutical products in the fields of cardiovascular disease, pain and inflammatory disorders. Prior to 1997, Channel was an 88%-owned subsidiary. The Company purchased the remaining 12% of Channel in 1997 for $657,900 through the issuance of common stock. See note 6 for further discussion.

         The Company and each of its operating companies are in the development stage, devoting substantially all efforts to obtaining financing and performing research and development activities.

         The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

         (b) Basis of Presentation

         The consolidated financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," which requires development stage enterprises to employ the same accounting principles as operating companies.

(2)      Summary of Significant Accounting Policies

         (a)      Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995

(2)      Summary of Significant Accounting Policies, Continued

         (b)      Property and Equipment

         Property and equipment are recorded at cost. Depreciation is calculated using accelerated methods over their useful lives, generally five years.

         (c)      Minority Interest

         The Company has recorded 100% of the losses of the Operating Companies, in its consolidated statements of operations as the minority shareholders are not required to and have not funded their pro rata share of losses. Minority interest losses recorded by the Company since inception total $778,570 as of December 31, 1997 and will only be recovered if and when the Operating Companies generate income to the extent of those losses recorded by the Company.

         (d)      Research and Development

         All research and development costs are expensed as incurred and include costs of consultants who conduct research and development on behalf of the Company and the Operating Companies. Costs related to the acquisition of technology rights and patents, for which development work is still in process, are expensed as incurred and considered a component of research and development costs.

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

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995

(2)      Summary of Significant Accounting Policies, Continued

         (f)      Computation of Net Loss per Common Share

         For the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). In accordance with this statement, primary net loss per common share is replaced with basic loss per common share which is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Fully diluted net income per common share is replaced with diluted net income per common share reflecting the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, stock subscriptions, and conversion of preferred stock. Diluted net loss per common share is not shown, as common equivalent shares from stock options, stock warrants, stock subscriptions, and convertible preferred stock would have an antidilutive effect. Prior period per share data has been restated to reflect the adoption of SFAS No. 128.

         (g)      Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995

(3)      Property and Equipment

         Property and equipment consists of the following at December 31:

                                                        1997             1996
                                                      --------          -------
Furniture and equipment ......................        $352,259          157,894
Leasehold improvements .......................          48,788             --
                                                      --------          -------
                                                       401,047          157,894

Less accumulated depreciation ................        (150,086)         (75,133)
                                                      --------          -------
      Net property and equipment .............        $250,961           82,761
                                                      --------          -------
                                                      --------          -------

(4)      Demand Notes Payable to Related Parties

         Demand notes payable at December 31, 1994 consisted of advances from one of the founders of the Company who served as a director and is the controlling shareholder of the Company (Controlling Shareholder) totaling $485,000, advances from a partnership including certain family members of the Controlling Shareholder (the Partnership) totaling $400,000, and advances under a line of credit agreement with the Controlling Shareholder totaling $500,000. All unpaid principal and accrued interest through June 30, 1995, including a note payable of $1,010,000 issued in 1995, was converted into 785,234 shares of common stock of the Company upon the consummation of the initial public offering (IPO).

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

(5)      Notes Payable - Bridge Financing

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

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995

(5)      Notes Payable - Bridge Financing, Continued

         Proceeds from the IPO were used to pay these notes payable with $75,000 remaining unpaid at December 31, 1995. This remaining obligation was paid in January 1996.

(6)      Stockholders' Equity (Deficit)

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

         In December 1995, the Company issued 1,872,750 shares of common stock through a public offering, resulting in net proceeds, after deducting applicable expenses, of $6,036,700. Concurrent with this offering 785,234 shares of common stock were issued upon the conversion of certain demand notes payable and accrued interest totaling $2,442,304 (see note 4).

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995

(6)      Stockholders' Equity (Deficit), Continued

         In August 1996, the Company sold in a private placement 250,000 shares of common stock to certain investors resulting in net proceeds of $1,452,313. In connection with this private placement, the Company paid Paramount Capital, Incorporated ("Paramount") a finders fee of $76,438 and issued an employer of Paramount a warrant to purchase 12,500 shares of the Company's common stock at $6.73 per share, which expires August 16, 2001. Paramount is owned by a majority shareholder of the Company.

         Pursuant to an Agreement and Plan of Reorganization by and among the Company, Channel, and New Channel, Inc., a Delaware corporation, dated February 20, 1997, all of the stockholders of Channel (except for the Company) agreed to receive an aggregate of 103,200 shares of common stock of the Company in exchange for their shares of common stock, par values $0.001 per share, of Channel. On February 20, 1997, Channel became a wholly-owned subsidiary of the Company. Subsequent to this transaction, Channel issued a dividend to the Company consisting of all of Channel's rights to the CT-3 technology, which is in the field of pain and inflammation. On May 16, 1997, the Company issued 103,200 shares of common stock of the Company to stockholders of Channel. In connection with issuance of these shares, the Company recognized an expense in the amount of $657,900. This expense is included in research and development expenses in the accompanying consolidated statements of operations.

         In May and August, 1997, the Company sold in a private placement 1,237,200 shares of Series A convertible preferred stock to certain investors resulting in net proceeds of $10,613,184. Holders of Series A convertible preferred stock will be entitled to receive dividends, as, when, and if declared by the Board of Directors. Each share is convertible into a share of common stock initially at a conversion price of $4.72.

         In connection with the issuance of the convertible preferred stock, the Company recognized $3,703,304 in 1997 as an imputed preferred stock dividend to record the difference between the conversion price of the preferred stock and the market price of the common stock on the effective date of the private placement. These imputed dividends were non-cash charges.

(7)      Stock Options

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

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995

(7)      Stock Options, Continued

         (b)      Stock Option Plan

                  In July 1995 the Company established the 1995 Stock Option Plan (the "Plan"), which provides for the granting of up to 650,000 options to purchase stock to officers, directors, employees and consultants. In July 1996, the Plan was amended to increase the total number of shares authorized for issuance by 300,000 shares to a total of 950,000 shares and beginning with the 1997 calendar year, by an amount equal to one percent (1%) of the shares of common stock outstanding on December 31 of the immediately preceding calendar year. At December 31, 1997, 979,137 shares were authorized for issuance. The options have a maximum term of 10 years and vest over a period determined by the Company's Board of Directors (generally 4 years). No options have been exercised as of December 31, 1997.

                  The Company applies APB Opinion No. 25 in accounting for its plan. Accordingly, compensation cost has been recognized for its stock options only to the extent that the quoted market price of the Company's stock at the date of grant exceeded the exercise price of the option.

         During 1995, the Company granted options to purchase 246,598 shares of the Company's common stock at exercise prices below the quoted market prices of its common stock. Deferred compensation expense in the amount of $144,000 was recorded at the date of grant with the offset recorded as an increase to additional paid in capital. Compensation expense in the amount of $28,800, $28,800 and $12,000 was recognized in 1997, 1996 and 1995, respectively. Had compensation costs been determined in accordance with the fair value method prescribed by FASB Statement No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                           1997          1996           1995
                                           ----          ----           ----
Net loss
applicable to    As Reported ......     $8,854,700     3,557,692     3,159,354
common shares    Pro forma ........     $9,537,916     4,119,990     3,216,690

Net loss per
common share-   As Reported .......          $2.97          1.29         26.21
basic           Pro forma .........          $3.20          1.49         26.68

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995

(7)      Stock Options, Continued

         The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants in 1997, 1996 and 1995; dividend yield of 0%; expected volatility of 46% for 1997 and 75% for 1996 and 1995; risk-free interest rate of 5.0% for 1997, 5.6% - 6.7% for 1996 and 5.6%
         - 6.3% for 1995; and expected lives of 6 to 9 years for each year.

         A summary of the status of the Company's stock plan as of December 1997, 1996 and 1995 and changes during the years then ended is presented below:

                                                     Weighted                Weighted                Weighted
                                                      Average                Average                 Average
                                            1997      Exercise     1996      Exercise    1995        Exercise
                                           Shares      Price       Shares     Price     Shares         Price
                                           ------     -------     --------    ------    -------       --------
        At the beginning of the year ..    560,598    $ 4.57       246,598    $ 2.90       -           $  --
        Granted .......................    155,000      7.29       314,000      5.88     246,598          2.90
        Exercised .....................       --         --           --         --         --            --
        Canceled ......................       --         --           --         --         --            --
                                           -------      ----       -------      ----     -------          ----
        At the end of year ............    715,598      5.16       560,598      4.57     246,598          2.90
                                           -------                 -------               -------          ----
                                           -------                 -------               -------          ----
        Options exercisable at year-end    375,461                 150,650               61,650

        Weighted-average fair value of
           options granted during the
           year .......................     $ 3.74                  $ 4.06               $ 3.77

         The following table summarizes the information about stock options outstanding at December 31, 1997:

                                       Options Outstanding                 Number of
                                  Number              Remaining             options
     Exercise price             outstanding       contractual life        exercisable
     --------------             -----------       ----------------        -----------
          3.75                      110,000           4.6 years             66,550
           .75                       70,000           4.6 years             42,350
          3.75                       66,598           4.7 years             37,961
          5.81                      300,000           5 years              147,000
          6.625                     115,000           6 years               27,600
          7.00                        6,000           9.5 years              6,000
          7.25                       10,000           8 years               10,000
          7.50                        4,000           8 years                4,000
          9.5                        24,000           4.9 years             24,000
          9.875                      10,000           9.8 years             10,000
                                   --------                               --------
          Total                     715,598                                375,461
                                   --------                               --------
                                   --------                               --------

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995

(8)      Stock Warrants

         In connection with notes payable - bridge financing, the Company issued warrants to purchase 1,500,000 shares of common stock at an initial exercise price of $1.50 per share; subject to an upward adjustment upon consummation of the IPO. Simultaneously with the consummation of the IPO, these warrants were converted into redeemable warrants at an exercise price of $5.50 per share on a one-for-one basis (see note 5). These redeemable warrants expire on December 13, 2000.

         In December 1995, in connection with the IPO, the Company issued redeemable warrants to purchase 1,872,750 shares of common stock at an exercise price of $5.50 per share. These redeemable warrants expire on December 13, 2000. Commencing December 14, 1996, these redeemable warrants are subject to redemption by the Company at its option, at a redemption price of $.05 per warrant provided that the average closing bid price of the common stock equals or exceeds $8.25 per share for a specified period of time, and the Company has obtained the required approvals from the Underwriter's of the Company's IPO.

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

         The Company entered into an agreement with Paramount effective April 15, 1996 pursuant to which Paramount will, on a non-exclusive basis, render financial advisory services to the Company. Two warrants exercisable for shares of the Company's common stock were issued to Paramount in connection with this agreement. These included a warrant to purchase 25,000 shares of the Company's common stock at $10 per share, which warrant expires on April 16, 2001 and a warrant to purchase 25,000 shares of the Company's common stock at $8.05 per share, which warrant expires on June 16, 2001. In connection with the issuance of these warrants, the Company recognized an expense in the amount of $139,000 for the fair market value of the warrants, in accordance with FAS 123. This expense is included in general and administrative expenses in the consolidated statements of operations for the year ending December 31, 1996.

         In connection with the Channel merger discussed in note 6, the Company issued a warrant to a director of the Company to purchase 37,500 shares of the Company's common stock at $5.33 per share, which warrant expires on July 14, 2006. The Company recognized expense of $48,562, which is included in research and development expenses in the consolidated statements of operations for the year ended December 31, 1997.

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995

(8)      Stock Warrants, Continued

         The Company entered into an agreement with Investor Relations Group ("Investor") pursuant to which Investor will render investor relations and corporate communication services to the Company. A warrant to purchase 24,000 shares of Company's common stock at $7.00 per share, which warrant expires on November 22, 2001, was issued in 1996. The Company recognized expense of $110,640, which is included in general and administrative expense in the consolidated statements of operations for the year ended December 31,1997. The expense represents the fair market value of the warrants, in accordance with FAS 123.

         Concurrent with the private placement offering of convertible preferred stock in 1997, the Company issued 123,720 warrants to designees of Paramount, the placement agent. In accordance with SFAS No. 123, the Company determined the fair value of the warrants using the Black Scholes Model and recognized costs of $570,143, which offset the proceeds and increased the Company's stockholders' equity (deficit).

(9)      Related-Party Transactions

         The Company has several consulting agreements with directors of the Company. These agreements, which may be terminated upon ten days notice by either party, require monthly consulting fees of $2,500. Consulting expense under these agreements was $60,000, $30,000 and $30,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

        One of the five members of the Board of Directors of the Company is a full-time officer of Paramount. In the regular course of its business, Paramount identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. The Company has entered into several agreements with Paramount as well as with the Company's directors pursuant to which Paramount and such directors provide financial advisory services to the Company. Consulting expense under these agreements was $28,000, $42,500 and $-0- for the years ended December 31, 1997, 1996 and 1995, respectively.

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995

(10)     Income Taxes

         There was no current or deferred tax expense for the years ended December 31, 1997, 1996 and 1995 because of the Company's operating losses.

         The components of deferred tax assets and deferred tax liabilities as of December 31, 1997 and 1996 are as follows:

                                                         1997         1996       1995
                                                      ----------   ---------   ---------
Deferred tax assets:
  Tax loss carryforwards ...........................  $4,656,000   3,365,000   2,026,000
  Research and development credit ..................     172,000     123,000        --
                                                      ----------   ---------   ---------
        Gross deferred tax assets ..................   4,828,000   3,488,000   2,026,000
  Less valuation reserve ...........................   4,794,000   3,488,000   2,026,000
                                                      ----------   ---------   ---------
        Net deferred tax assets ....................      34,000        --          --
                                                      ----------   ---------   ---------
  Deferred tax liabilities:
     Fixed assets ..................................      34,000        --          --
                                                      ----------   ---------   ---------
        Net deferred tax liabilities ...............      34,000        --          --
                                                      ----------   ---------   ---------
        Net deferred tax asset (liability) .........  $     --          --          --
                                                      ----------   ---------   ---------
                                                      ----------   ---------   ---------

         The reasons for the difference between actual income tax expense (benefit) for the years ended December 31, 1997 and 1996 and the amount computed by applying the statutory federal income tax rate to losses before income tax (benefit) are as follows:

                                                 1997                  1996                    1995
                                          -------------------    --------------------    --------------------
                                                      % of                    % of                    % of
                                                     pretax                  pretax                  pretax
                                          Amount     earnings     Amount     earnings     Amount     earnings
                                         -------    ---------    -------    ---------    -------    ---------
Income tax expense at
  statutory rate ....................  $(1,752,000)   (34.0%)  $(1,210,000)   (34.0%)  $(1,074,000)   (34.0%)
State income taxes, net
  of federal tax benefit ............     (309,000)    (6.0%)     (213,000)    (6.0%)     (190,000)    (6.0%)
Change in valuation reserve .........    1,306,000     25.4%     1,462,000     41.1%     1,323,000     41.9%
Other, net ..........................      755,000     14.6%       (39,000)    (1.1%)      (59,000)    (1.9%)
                                       -----------    -----    -----------    -----    -----------    -----
   Income tax benefit ...............  $      --        --      $      --       -- %   $      --        -- %
                                       -----------    -----    -----------    -----    -----------    -----
                                       -----------    -----    -----------    -----    -----------    -----

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995

(10)     Income Taxes, Continued

         At December 31, 1997, the Company had net operating loss tax carryforwards of approximately $13,565,040. The net operating loss carryforwards expire in various amounts starting in 2008 and 1998 for federal and state tax purposes, respectively. Changes in the company's ownership may cause limitations in the utilization of the loss carryforwards.

(11)     Commitments and Contingencies

         The Operating Companies have entered into several consulting and employment agreements. Under the terms of these agreements $769,160 will be paid in 1998. Consulting expense under these agreements amounted to $747,400, $417,859, and $323,210 for the years ended December 31, 1997, 1996 and 1995, respectively.

         Channel entered into research agreements with two different third parties, one of which was amended on March 12, 1995, whereby Channel is obligated to reimburse the party, up to $150,000 through 1997 for prior patent expenses. This amount is fully accrued at December 31, 1995. Prior patent costs paid under this agreement during the year ended December 31, 1995 were $10,000. Channel also entered into a sponsored research agreement with the party, as amended on June 26, 1995, which required Channel to fund approximately $400,000 for sponsored research over an eighteen-month period beginning January 1, 1996. Channel entered into a second research agreement on June 1, 1997, which requires Channel to fund $362,892 for sponsored research over a twelve month period beginning July 1, 1997. Under these agreements, $281,446, $275,500 and $24,500 was expensed during the years ended December 31, 1997, 1996 and 1995, respectively. Under the terms of these agreements, $181,446 will be paid in 1998.

         Under the terms of the research agreement with the second party, Channel is required to reimburse the party up to $50,000 for research performed. In 1997, $8,802 was expensed. Payments totaling $41,198 are expected in 1998.

         The Company has entered into consulting agreements, under which stock options may be issued in the foreseeable future.

         The Company rents certain office space under operating leases which expire in various years through 2002.

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995

(11)     Commitments and Contingencies, Continued

         Aggregate annual lease payments for noncancelable operating leases are as follows:

          Year ending December 31,
          -----------------------
                1998                                  $  53,427
                1999                                     53,427
                2000                                     49,722
                2001                                     31,200
                2002                                     10,400

         Rent expense related to operating leases for the years ended December 31, 1997, 1996, and 1995 was $62,683, $22,984, and $0, respectively.

     Item 13-Exhibits List, and Reports on Form 8-K

     (a) Exhibits

     The Following documents are referenced or included in this report.

               Description
  Exhibit
  No.

3.1(1)         Certificate of Incorporation of the Registrant, as amended to date.
3.2(1)         Bylaws of the Registrant, as amended to date.
3.3(5)         Certificate of Designations of Series A Convertible Preferred
               Stock.
3.4(6)         Certificate of increase of Series A Convertible Preferred Stock.
4.2(1)         Form of Unit certificate.
4.3(1)         Specimen Common Stock certificate.
4.4(1)         Form of Redeemable Warrant certificate.
4.5(1)         Form of Redeemable Warrant Agreement, by and between the
               Registrant and Continental Stock Transfer & Trust Company.
4.6(1)         Form of Underwriter's Warrant certificate.
4.7(1)         Form of Underwriter's Warrant Agreement by and between the
               Registrant and Joseph Stevens & Company, L.P.
4.8(1)         Form of Subscription Agreement, by and between the Registrant and the Selling Stockholders.
4.9(1)         Form of Bridge Note.
4.10(1)        Form of Bridge Warrant
4.11(2)        Investors' right Agreement by and among the registrant, Dreyfus
               Growth and Value Funds, Inc. and Premier Strategic Growth Fund.
4.12(2)        Common Stock Purchase Agreement by and among the registrant,
               Dreyfus Growth and Value Funds, Inc. and Premier Strategic Growth
               Fund.
5.1*           Opinion of Brobeck, Phleger and Harrison LLP.
10.1(1)        The Registrant's 1995 Stock Option Plan.
10.2(1)        Employment Agreement dated July 7, 1995, between the Registrant and Jon D. Lindjord.
10.3(1)        Employment Agreement, dated September 21, 1995, between the
               Registrant and Dr. Stephen R. Miller.
10.4(1)        Employment Agreement dated September 21, 1995, between the
               Registrant and Margaret A. Schalk.
10.5(1)        Letter Agreement, dated August 31, 1995, between the Registrant and Dr. H. Lawrence Shaw.
10.6(1)        Consulting Agreement dated January 1, 1994, between the
               Registrant and John K.A. Prendergast.
10.8(1)        Investors' Rights Agreement, dated July 1995, between the
               Registrant, Dr. Lindsay A. Rosenwald and VentureTek, L.P.
10.9(1)        License and Assignment Agreement, dated March 25, 1994, between
               Optex Ophthalmologics, Inc., certain inventors and NeoMedix
               Corporation, as amended.
10.10(1)       License Agreement, dated May 5, 1994, between Gemini Gene
               Therapies, Inc. and The Cleveland Clinic Foundation.
10.11(1)+      License Agreement, dated June 16, 1994, between Channel
               Therapeutics, Inc., the University of Pennsylvania and certain inventors, as amended.
10.12(1)+      License Agreement, dated March 28, 1994, between Channel
               Therapeutics, Inc. and Dr. Sumner Burstein.
10.13(1)       Form of Financial Advisory and Consulting Agreement by and
               between the Registrant and Joseph Stevens & Company, L.P.
10.14(1)       Employment Agreement dated November 3, 1995, between the
               Registrant and Shimshon Mizrachi.

10.15(3)       Financial advisory agreement between the Company and Paramount dated September 4, 1996(effective date of April 15, 1996)
10.16(3)       Financial agreement between the Company, Paramount and UI USA dated June 23, 1996.
10.17(3)       Consultancy agreement between the Company and Dr. Yuichi Iwaki dated July 31, 1996.
10.18(3)       1995 Stock Option Plan as amended
10.19(3)       Warrant issued to an employee of Paramount Capital, LLC to purchase 25,000 shares of Common Stock of the Registrant, dated,
10.20(3)       Warrant issued to an employee of Paramount Capital, LLC to purchase 25,000 shares of Common Stock of the Registrant, dated,
10.21(3)       Warrant issued to an employee of Paramount Capital, LLC to purchase 12,500 shares of Common Stock of the Registrant, dated,
10.22(4)       Letter of Agreement between the Registrant and Paramount Capital,
               Inc. dated February 26,1997.
10.23(4)       Agreement and Plan of Organization by and among Atlantic
               Pharmaceuticals, Inc., Channel Therapeutics, Inc. and New
               channel. Inc. dated February 20,1997.
10.24(4)       Warrant issued to John Prendergast to purchase 37,500 shares of the Registrant's Common Stock.
10.25(4)       Warrant issued to Dian Griesel to purchase 24,000 shares of the
               Registrant's Common Stock.
21.1(1)        Subsidiaries of the Registrant
23.1*          Consent of KPMG Peat Marwick LLP.
23.2*          Consent of Brobeck, Phleger &Harrison LLP
24.1           Power of Attorney (included in part II of this Report under the caption "Signatures")
27.1           Financial data Schedule

     ------

    +Confidential treatment has been granted as to certain portions of these exhibits.

    -   Previously Filed

    (1) Incorporated by reference to exhibits of Issuer's Registration Statement on Form SB-2, Registration #33-98478, as filed with the Securities and Exchange Commission (The "Commission") on October 24, 1995 and as amended by amendment No. 1, Amendment No. 2, Amendment No.3, Amendment No. 4 and Amendment No. 5, as filed with the Commission on November 9, 1995, December 5, 1995, December 12, 1995, December 13, 1995 and December 14, 1995, respectively.

    (2) Incorporated by reference to exhibits of the registrant's Current Report on Form 8-KSB, as filed with the Commission on August 30, 1996.

    (3) Incorporated by reference to exhibits of Issuer's Form 10-QSB for the period ended September 30,1996.

    (4) Incorporated by reference to exhibits of Issuer's Form 10-QSB for the period ended March 31, 1996.

    (5) Incorporated by reference to exhibits of the registrant's Current Report on Form 8-KSB, as filed with the Commission on June 9, 1997.

    (6) Incorporated by reference to exhibits of the Registrant's Registration Statement on Form S-3 (Registration No.333-34379), as filed with the Commission on August 26, 1997, and as amended by amendment No. 1 as filed with the Commission on August 28, 1997.

     b) Reports on Form 8-K

     No Reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended December 31, 1997.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                         ATLANTIC PHARMACEUTICALS, INC.

Date: March 19, 1998

                          By  /s/  Jon Douglas Lindjord
                              --------------------------------
                                   Jon Douglas Lindjord
                         Chief Executive Officer and President

     KNOW ALL MEN BY THESE PRESENTS, that each person who signature appears below constitutes and appoints jointly and severally, Jon Douglas Lindjord and Shimshon Mizrachi, or either of them as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstititution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in- fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicted.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                                            Title

                                                                      Date

(s) Jon Douglas Lindjord
------------------------------
Jon Douglas Lindjord                President, Chief Executive    March 19, 1998
                                      Officer and Director

/s/ Shimshon Mizrachi
------------------------------
Shimshon Mizrachi                   Chief Financial Officer       March 19, 1998
                                    Principal Financial and
                                    Accounting Officer

/s/ John K. Prendergast
------------------------------
John K. A. Prendergast, Ph.D.       Director                      March 19, 1998

/s/ Yuichi Iwaki
------------------------------
Yuichi Iwaki, M.D., Ph.D.           Director                      March 19, 1998

/s/Steve H. Kanzer
------------------------------
Steve H. Kanzer, Esq.               Director                      March 19, 1998

/s/Robert A. Fildes
------------------------------
Robert A. Fildes, Ph.D.             Director                      March 19, 1998

/s/Paul Rubin,
------------------------------
Paul Rubin, MD                      Director                      March 19, 1998