Form 10QSB
period 1998-03-31
ATLANTIC PHARMACEUTICALS INC
filed 1998-05-12
CIK 1001316

================================================================================
                  U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                             -------------------
                                 FORM 10-QSB
                             -------------------


    Quarterly Report under Section 13 of the Securities Exchange Act of 1934


For the Quarterly period Ended                       Commission File No. 0-27282
      March 31, 1998



                         ATLANTIC PHARMACEUTUCALS, INC.

                                1017 Main Campus Drive, Suite 3900
                                Raleigh, North Carolina, 27606

                                Telephone (919)513-7020

Incorporated in Delaware                                   IRS ID #   36-3898269


      Indicate by chech mark whether the registrant (1) has filed all reports required to filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days:

                        Yes  [X]             No  [ ]
                     --------------      --------------


      3,447,164 shares of common stock, $.001 par value per share were outstanding on March 31, 1998.

Transitional Small Business Disclosure Format  Yes  [X]    No  [ ]
                                              ----------      -----

================================================================================

ATLANTIC PHARMACEUTUCALS, INC. AND SUBSIDIARIES


PART ONE -- FINANCIAL INFORMATION                                         Page
                                                                         ------

Item 1 -- Financial Statements

Consolidated Balance Sheets
as of March 31, 1998 (unaudited) and December 31, 1997.                     1

Consolidated Statements of Operations (unaudited)
for the quarters ended March 31, 1998 and 1997
and the period from July 13, 1993 (inception) to March 31, 1998.            2

Consolidated Statements of Cash Flows (unaudited)
for the quarters ended March 31, 1998 and 1997
and the period from July 13, 1993 (inception) to March 31, 1998.            3

Notes to Consolidated Financial Statements (unaudited)                      4

Item 2 -- Management's Discussion and Analysis
of Financial Condition and Results of Operations                            5

PART TWO -- OTHER INFORMATION

Item 6 -- Exhibits and Report on Form 8-K                                   18

PART ONE -- FINANCIAL INFORMATION
ITEM 1 -- FINANCIAL STATEMENTS

ATLANTIC PHARMACEUTUCALS, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Balance Sheets
March 31, 1998 (unaudited) and December 31, 1997

--------------------------------------------------------------------------------
         Assets                                        3/31/98       12/31/97
--------------------------------------------------------------------------------

Current assets:
   Cash and cash equivalents                         $ 6,999,535   $ 8,543,495
   Prepaid expenses                                       72,832         1,250
--------------------------------------------------------------------------------
Total current assets                                   7,072,367     8,544,745
--------------------------------------------------------------------------------

Furniture and equipment, net of accumulated
   depreciation of $188,019 and $150,086 at
   March 31, 1998 (unaudited) and December 31,
   1997, respectively                                    341,393       250,961
--------------------------------------------------------------------------------
                                                       7,413,760     8,795,706
--------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------

Current Liabilities
   Accured expenses                                      242,838       392,566
--------------------------------------------------------------------------------
Total current liabilities                                242,838       392,566
--------------------------------------------------------------------------------

Stockholders' equity
   Preferred stock, $.001 par value. Authorized
   50,000,000 shares; 1,375,000 designated as Series A
   convertible preferred stock Series A convertible
   preferred stock, $.001 par value; authorized
   1,375,000 shares, 1,034,726 and 1,214,723 shares
   issued and outstanding at March 31, 1998 (unaudited)
   and December 31, 1997, respectively.                    1,035         1,215
   Convertible preferred stock warrants, 123,720
   issued and outstanding at March 31, 1998 (unaudited)
   and December 31, 1997, respectively                   570,143       570,143
   Common stock $.001 par value. Authorized
   80,000,000 shares; 3,447,164 and 3,064,571
   shares issued and outstanding at March 31, 1998
   (unaudited) and December 31, 1997, respectively         3,447         3,065
   Common stock subscribed. 182 shares at March 31,
   1998 (unaudited) and December 31, 1997.                     -             -
   Additional paid-in capital                         21,526,329    21,493,715
   Deficit accumulated during development stage      (14,862,290)  (13,590,056)
   Deferred compensation                                 (67,200)      (74,400)
--------------------------------------------------------------------------------
                                                       7,171,464     8,403,682

   Less common stock subscriptions receivable               (218)         (218)
   Less treasury stock, at cost                             (324)         (324)
--------------------------------------------------------------------------------
Total stockholders' equity                             7,170,922     8,403,140
--------------------------------------------------------------------------------
                                                      $7,413,760    $8,795,706
--------------------------------------------------------------------------------

      See accompanying notes to consolidated financial statements

ATLANTIC PHARMACEUTUCALS, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Operations (Unaudited)
Quarters ended March 31, 1998 and 1997 and the period from July 13, 1993 (inception) to March 31, 1998.

--------------------------------------------------------------------------------
                                                                 Cumulative
                                   Quarter ended March 31       from July 13,
                                  ------------------------   1993 (inception) to
                                     1998         1997          March 31, 1998
--------------------------------------------------------------------------------
Revenue:
   Grant revenue                        -            -               $99,932
Total Revenue                           -            -                99,932
--------------------------------------------------------------------------------
Costs and expenses:
   Research and development         $756,726     $215,556          5,003,645
   License fees                         -            -               173,500
   General and administrative        623,993      738,948          9,682,488
--------------------------------------------------------------------------------
Total operating expenses           1,380,719      954,504         14,859,633
--------------------------------------------------------------------------------
Other expense (income):
   Interest income                  (108,485)     (22,852)          (522,986)
   Interest expense                     -            -               625,575
--------------------------------------------------------------------------------
Total other expense (income)        (108,485)     (22,852)           102,589
--------------------------------------------------------------------------------
Net loss                          (1,272,233)    (931,652)       (14,862,290)
--------------------------------------------------------------------------------
Imputed convertible preferred
   stock dividend                  1,016,702                       4,720,006
--------------------------------------------------------------------------------
Net loss applicable to
   common shares                  (2,288,935)                    (19,582,296)
--------------------------------------------------------------------------------
Net loss per common
   share -- basic                     ($0.70)      ($0.32)           ($13.85)
--------------------------------------------------------------------------------
Shares used in calculation of
   net loss per share              3,256,021    2,913,720          1,413,664
--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

ATLANTIC PHARMACEUTUCALS, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Cash Flows (Unaudited)
Quarters ended March 31, 1998 and 1997 and the period from July 13, 1993 (inception) to March 31, 1998.

                                                                                                Cumulative
                                                             Quarter ended March 31            from July 13,
                                                       ----------------------------------   1993 (inception) to
                                                            1998                1997          March 31, 1998
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activites:
   Net loss                                             $(1,272,233)          (931,652)          (14,862,290)
   Adjustments to reconcile net loss to net
   cash used in operating activites:
      Compensation expense relating to
         Warrants                                                               85,442               298,202
         Stock Options                                       34,518              7,200               168,900
         Channel merger                                                                              657,900
      Discount on notes payable -- bridge financing            -                  -                  300,000
      Depreciation                                           37,933             11,546               188,020

      Changes in assets and liabilities:
         (Increase) decrease in prepaid expenses            (71,582)           (55,927)              (72,832)
         Increase (decrease) in accrued expenses           (149,728)            61,680               242,838
         Increase (decrease) in accrued interest               -                  -                  172,305
---------------------------------------------------------------------------------------------------------------
Net cash used in operating activites                     (1,421,093)          (821,711)          (12,906,958)
---------------------------------------------------------------------------------------------------------------
Net cash used in investing activities -- acquisition
   of furniture and equipment                              (128,365)            (9,343)             (529,413)
---------------------------------------------------------------------------------------------------------------
Cash flows from financing activites:
   Proceeds from issuance of demand notes payable              -                  -                2,395,000
   Repayment of demand notes payable                                                                (125,000)
   Proceeds from the issuance of notes payable --
      bridge financing                                         -                  -                1,200,000
   Proceeds of issuance of warrants                            -                  -                  300,000
   Repayment of notes payable -- bridge financing                                                 (1,500,000)
   Repurchase of common stock                                  -                  -                     (324)
   Proceeds from the issuance of common stock                 5,498                 18             7,553,046
   Proceeds from the issuance of convertible
      preferred stock
---------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities           5,498                 18            20,435,906
---------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents     (1,543,960)          (831,036)            6,999,535

Cash and cash equivalents at beginning of period          8,543,495          2,269,532                  -
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period              $ 6,999,535          1,438,496                  -
---------------------------------------------------------------------------------------------------------------
Supplemental disclosure of noncash financing
   activities:
      Issuance of common stock in exchange for
         common stock subscriptions                            -                  -                    7,027
      Conversion of demand notes payable and the
         related accrued interest to common stock              -                  -              $ 2,442,304
---------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

Atlantic Pharmaceuticals, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements (Unaudited)
March 31, 1998 and 1997

(1)  BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information. Accordingly, they do not include all information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation. Operating results are not necessarily indicative of results that may be expected for the year ending December 31, 1998 or for any subsequent period. These financial statements should be read in conjunction with the Company's Annual Report on Form 10 - KSB for the year ended December 31, 1997.

(2)  STOCK OPTIONS

     The 1995 Stock Option Plan which, as amended, provides for the granting of equity incentives of up to 950,000 shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), to officers, directors, employees, and consultants of the Company.

     On November 11, 1997, in connection with their public relations services, the Investor Relations Group (the "Investor") and its designees were issued options to purchase 24,000 shares of the Company's Common Stock at $9.50 per share, which options expires on November 10, 2002. In connection with the issuance of these options, the Company recognized an expense in the amount of $27,218 for the quarter ended March 31, 1998. This expense is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

     As of March 31, 1998, options to purchase 247,185 shares of the Company's Common Stock were available for future issuance under the Company's 1995 Stock Option Plan. No options have been exercised as of March 31, 1998.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the results of operations and financial condition should be read in conjunction with the Company's Annual Report on Form 10 - KSB for the year ended December 31, 1997.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1998

     For the first quarter ended March 31, 1998, research and development expense was $756,726, which represents an increase of 251% over the same period in 1997, primarily due to increased spending on the Company's technologies as money became available from the proceeds of the 1997 private placement of convertible preferred stock.

     For the first quarter of 1998, general and administrative expense was $623,993, which represents a decrease of 15.6% over the first quarter of 1997, primarily due to decrease in travel and compensation expenses.

     For the first quarter of 1998, interest income was $108,485, compared to $22,852 in the first quarter of 1997 an increase of 474%. The increase is due to the availability of cash from the private placement of convertible preferred stock

LIQUIDITY AND CAPITAL RESOURCES

     From inception to March 31, 1998 the Company had incurred an accumulated deficit of $14,862,290 and expects to continue to incur additional losses through the year ending December 31, 1998 and the foreseeable future.

     The Company anticipates that its current resources will be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures for at least fourteen months. In addition, the Company will attempt to generate additional capital through a combination of collaborative agreements, strategic alliances and public and private equity and debt financings. However, no assurance can be provided that additional capital will be obtained through these or other sources. If the Company is not able to obtain continued financing, the Company may cease operation and in all likelihood all the Company's security holders will lose their entire investment.

The Company's working capital requirements will depend upon numerous factors, including: progress of the Company's research and development programs; preclinical and clinical testing; timing and cost of obtaining regulatory approvals; levels of

     RESEARCH AND DEVELOPMENT ACTIVITIES

     Preclinical studies with all four technologies are proceeding according to plan.

     Optex's development of the Catarex device is continuing. The focus is continued refinement of the clinical prototype device. Provisional patent applications have been filed related to new developments with the device. A video review of the Catarex technology was done at the American Academy of Cataract and Refractive Surgery to introduce the technology to a broad range of ophthalmologists.

     Gemini's research on the antisense enhancing technology is continuing. A lead product candidate oligonucletoide against Respiratory Syncytial Virus ("RSV") has begun preliminary IN VIVO testing in animal models in preparation for definitive IN VIVO testing later in the year. IN VITRO studies are continuing using anti-telomerase oligonucleotides against several potential cancer targets.

     Channel's sulfated cyclodextrin technology is advancing through the testing of lead compounds. The compounds are being tested in vitro and in vivo with the most advanced compounds currently in bovine and ursine models. Bioengineering for the stent-bonding program is also continuing. Final data analysis of the large animal studies is in progress with results anticipated in the second quarter.

Discussions are continuing for potential collaborations for the incorporation of sulfated cyclodextrins into synthetic vascular graft material.

     Preclinical characterization of CT-3 from several IN VIVO models has been completed and design of the toxicology program is nearly finished. It is anticipated that formal toxicology testing will begin in the second quarter. Additionally, the synthesis process is being refined along with the manufacture of GMP compound to support the toxicology program.

Preclinical studies with all four of the Company's technologies are proceeding as scheduled. Clinical prototypes of the Catarex-TM- device are being designed in anticipation of possible human studies later this year. A Notice of Allowance for additional

FUTURE OUTLOOK

     Except for the historical information contained herein, this Quarterly Report may contain certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. In addition to historical information, this report contains predictions, estimates and other forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from any future performance suggested in this report as a result of many factors including the risk factors set forth below and in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 1998 as well as those set forth elsewhere herein.

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


DEVELOPMENT STAGE COMPANIES; HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT; UNCERTAINTY OF FUTURE PROFITABILITY

     The technologies and products under development by the Company are in the research and development stage and no operating revenue (outside of grant revenues) has been generated to date. The Company does not expect to generate any revenues in the near future. As a result, the Company must be evaluated in light of the problems, delays, uncertainties and complications encountered in connection with recently established businesses. The Company has incurred operating losses since its inception. As of March 31, 1998, the Company's working capital and accumulated deficit were $6,829,529 and $14,862,290, respectively. Operating losses have resulted principally from costs incurred in identifying and acquiring the technologies under development, research and development activities, patent prosecution and maintenance costs and general and administrative costs. The Company expects to incur significant operating losses over the next several years, primarily due to continuation and expansion of its research and development programs, including preclinical studies and clinical trials for its products and technologies under development, as well as costs incurred in identifying and, possibly, acquiring, additional technologies. The Company's ability to achieve profitability depends upon its ability to develop pharmaceutical and medical device products, obtain regulatory approval for its proposed products and/or enter into agreements either for the sale or sublicense of its technologies or for product development, manufacturing and commercialization. There can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of its proposed products.

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

     In addition, the Company has outstanding Redeemable Warrants (that are currently exercisable) as well as options and warrants (that are currently exercisable in part) to purchase 3,537,750 and 1,028,155 shares of its Common Stock, respectively, at exercise prices ranging from $5.50 to $6.05, and $0.75 to $10.00, respectively, and the exercise price for most of such convertible securities is below the per share price of the Common Stock as currently quoted on the SmallCap tier of the Nasdaq Stock Market ("Nasdaq"). As of March 31, 1998, the Company also had outstanding 1,034,726 shares of its Series A Preferred Stock and warrants to purchase 123,720 shares of Series A Preferred Stock, all of which currently are convertible into shares of the Company's Common Stock at a conversion rate of 2.12 shares of Common Stock for each share of Series A Preferred Stock. The aforementioned conversion rate is subject to adjustment in favor of the holders of the Series A Preferred Stock upon the occurrence of certain events. The exercise of such convertible securities or the conversion of the Series A Preferred Stock, if any, may dilute the value of the Common Stock. In addition, so long as such convertible securities remain unexercised, the terms under which the Company could obtain additional capital may be adversely affected.

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

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in approximately two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance. The Company has reviewed its internal system and doesn't expect material adverse effect on the Company's business, financial condition and operating results. The Company is in the process of reviewing third party software to comply with this issue.

Part Two - Other Information



Item 6. Exhibits and reports on form 8-K

a. Exhibits

27.1 Financial Data Schedule

b. Form 8-K Reports

No Current reports on Form 8-K were filed in the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   In accordance with the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Atlantic Pharmaceuticals, Inc.

                                   May 8, 1998






                                   /s/ Jon D. Lindjord
                                   --------------------------
                                   Jon D. Lindjord
                                   Chief Executive Officer and President


                                   /s/ Shimshon Mizrachi
                                   --------------------------
                                   Shimshon Mizrachi
                                   Chief Financial Officer
                                   (Principal Accounting and Financial Officer)