Form 10QSB
period 1998-06-30
ATLANTIC PHARMACEUTICALS INC
filed 1998-07-29
CIK 1001316

================================================================================
                United States Securities and Exchange Commission

                              Washington DC 20549

                              -------------------
                                  Form 10-QSB
                              -------------------

Quarterly Report under Section 13 or 15d of the Securities Exchange Act of 1934

For the Quarterly Period Ended                       Commission File No. 0-27282
        June 30, 1998

                         Atlantic Pharmaceuticals, Inc.

                       1017 Main Campus Drive, Suite 3900
                         Raleigh, North Carolina 27606

                            Telephone (919) 513-7020

Incorporated in Delaware                                     IRS ID # 36-3898269

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes [X] No [ ]

3,923,725 shares of common stock, $.001 par value per share, were outstanding on June 30, 1998

Transitional Small Business Disclosure Format               Yes [X] No [ ]

================================================================================

Atlantic Pharmaceuticals , Inc. and Subsidiaries


Part One - Financial Information                                         Page

Item 1 - Financial Statements

Consolidated Balance Sheets
as of June 30, 1998(unaudited) and December 31, 1997.                      1

Consolidated Statements of Operations(unaudited) for the three months ended June 30, 1998 and 1997 for the six months ended
June 30, 1998 and 1997 and the period from July 13, 1993 (inception)
to June 30, 1998.                                                          2

Consolidated Statements of Cash Flows (unaudited)
for the six months  ended June 30, 1998 and 1997
and the period from July 13, 1993(inception) to June 30, 1998.             3

Notes to Consolidated Financial Statements (unaudited)                     4

Item 2 - Management's Discussion and Analysis
of Financial Condition and Results of Operations                           6

Part Two - Other Information

Item 4- Submission of Matters to a Vote of Security Holders               21

Item 5- Other Information                                                 21

Item 6 - Exhibits and Report on Form 8-K                                  21

PART ONE- FINANCIAL INFORMATION
ITEM 1- FINANCIAL STATEMENTS
ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Balance Sheets
June 30, 1998 (unaudited) and  December 31, 1997

--------------------------------------------------------------------------------------------------------------
                 Assets                                                              6/30/98         12/31/97
--------------------------------------------------------------------------------------------------------------
                                                                                   (unaudited)      (audited)
Current assets:
   Cash and cash equivalents                                                      $  8,315,159       8,543,495
   Accounts Receivable                                                                 100,000            --
   Prepaid expenses                                                                     62,698           1,250
--------------------------------------------------------------------------------------------------------------
Total current assets                                                                 8,477,857       8,544,745
--------------------------------------------------------------------------------------------------------------

Furniture and equipment, net of accumulated depreciation
   of $230,891 and $150,086 at June 30,1998 (unaudited) and December 31,
   1997, respectively                                                                  347,918         250,961
--------------------------------------------------------------------------------------------------------------
                                                                                     8,825,775       8,795,706
--------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------------------------------------

Current liabilities:

   Accrued expenses                                                                    597,835         392,566
--------------------------------------------------------------------------------------------------------------
Total current liabilities                                                              597,835         392,566
--------------------------------------------------------------------------------------------------------------

Stockholders' equity

     Preferred stock, $.001 par value. Authorized 50,000,000 shares; 1,375,000 designated as Series A convertible preferred stock Series A convertible preferred stock, $.001 par value; authorized 1,375,000 shares, 811,885 and
      1,214,723 shares issued and outstanding at June 30, 1998 (unaudited) and
      December 31, 1997, respectively                                                      812           1,215
     Series A convertible preferred stock warrants,117,195 and 123,720 issued and outstanding at June 30, 1998 (unaudited)and December 31, 1997,
      respectively                                                                     540,073         570,143
     Common stock $.001 par value. Authorized 80,000,000 shares; 3,923,725 and
      3,064,571 shares issued and outstanding at June 30, 1998 (unaudited) and
      December 31,1997, respectively                                                     3,924           3,065
     Common stock subscribed. 182 shares at June 30,1998 (unaudited) and
      December 31, 1997                                                                   --              --
     Additional paid-in capital                                                     21,583,408      21,493,715
     Deficit accumulated during development stage                                  (13,839,735)    (13,590,056)
     Deferred compensation                                                             (60,000)        (74,400)
--------------------------------------------------------------------------------------------------------------
                                                                                     8,228,482       8,403,682

     Less common stock subscriptions receivable                                           (218)           (218)
     Less treasury stock, at cost                                                         (324)           (324)
--------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                           8,227,940       8,403,140
--------------------------------------------------------------------------------------------------------------
                                                                                  $  8,825,775    $  8,795,706
--------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Operations (Unaudited)
Three months ended June 30, 1998 and 1997 , the six months ended June 30, 1998 and 1997 and the period from July 13, 1993 (inception) to June 30, 1998.

-----------------------------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended               Six Months Ended
                                                          -----------------------         -----------------------
                                                          June 30,        June 30,        June 30,        June 30,   Cumulative from
                                                            1998           1997             1998            1997       July 13, 1993
                                                            ----           ----             ----            ----      (inception) to
                                                                                                                       June 30, 1998
-----------------------------------------------------------------------------------------------------------------------------------
Revenue:
           Grant Revenue                               $       --             2,288            --             2,288          99,932
           License Rvenue                                 2,500,000            --         2,500,000            --         2,500,000
Total Revenue                                             2,500,000           2,288       2,500,000           2,288       2,599,932
Costs and expenses:
           Research and development                    $    651,532       1,072,625       1,408,258       1,288,181       5,655,177
           License fees                                        --              --              --              --           173,500
           General and administrative                       972,714         736,811       1,596,705       1,475,759      10,655,200
-----------------------------------------------------------------------------------------------------------------------------------

Total operating expenses                                  1,624,246       1,809,436       3,004,963       2,763,940      16,483,877
-----------------------------------------------------------------------------------------------------------------------------------

Other expense (income):
            Interest income                                (146,800)        (22,221)       (255,284)        (45,073)       (669,785)
            Interest expense                                   --              --              --              --           625,575
-----------------------------------------------------------------------------------------------------------------------------------
Total other expense (income)                               (146,800)        (22,221)       (255,284)        (45,073)        (44,210)
-----------------------------------------------------------------------------------------------------------------------------------
Net  Income (Loss)                                     $  1,022,554      (1,784,927)       (249,679)     (2,716,579)    (13,839,735)
-----------------------------------------------------------------------------------------------------------------------------------
Imputed Preferred Stock dividend                       $   (505,540)       (121,114)     (1,522,242)       (121,114)     (5,225,547)
-----------------------------------------------------------------------------------------------------------------------------------
Net Income(Loss) to common stockholders                     517,014      (1,906,041)     (1,771,921)     (2,837,693)    (19,065,282)
-----------------------------------------------------------------------------------------------------------------------------------
Basic net income (loss) per common share               $       0.14           (0.64)          (0.52)          (0.97)         (12.48)
-----------------------------------------------------------------------------------------------------------------------------------
Shares used in calculation
        of basic net  Income(loss) per common share       3,682,763       2,965,887       3,438,980       2,939,948       1,527,431
-----------------------------------------------------------------------------------------------------------------------------------
Diluted net income (loss) per common share                     0.05           (0.64)          (0.52)          (0.97)         (12.48)
-----------------------------------------------------------------------------------------------------------------------------------
Shares used in calculation
        of primary net  Income(loss) per common share    10,459,280       2,965,887       3,438,980       2,939,948       1,527,431
-----------------------------------------------------------------------------------------------------------------------------------

          ------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30, 1998 and 1997 and the period from July 13, 1993 (inception) to June 30, 1998

                                                                                                    Cumulative from
                                                                                                     July 13, 1998
                                                                             Six Months Ended        (inception) to
                                                                          June 30,       June 30,       June, 30
                                                                            1998           1997           1998
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
       Net loss                                                         $  (249,679)    (2,837,693)   (13,839,735)

       Adjustments to reconcile net loss to net
              cash used in operating activities:
                    Compensation Expense relating to
                           Warrants                                          69,036        136,722        367,238
                           Stock Options                                       --          121,114        134,382
                           Channel Merger                                      --          657,900        657,900
                    Discount on notes payable-bridge financing                 --             --          300,000
                    Depreciation                                             80,805         21,886        230,891
                    Changes in assets and liabilities:


                           (Increase) decrease in prepaid expenses          (61,449)       (18,174)       (62,699)
                           (Increase) decrease in accounts receivable      (100,000)          --         (100,000)
                           Increase (decrease)  in accrued expenses         205,269         82,595        597,835
                           Increase (decrease)  in accrued interest            --             --          172,305
-----------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                       (56,018)    (1,835,650)   (11,541,883)
-----------------------------------------------------------------------------------------------------------------

Net cash used in investing activities
       Acquisition of furniture and equipment                              (177,762)      (124,737)      (578,810)
-----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
       Proceeds from issuance of demand notes payable                          --             --        2,395,000
       Repayment of demand notes payable                                       --             --         (125,000)
       Proceeds from the issuance of notes payable -
              bridge financing                                                 --             --        1,200,000
       Proceeds of issuance of warrants                                        --             --          300,000
       Repayment of notes payable - bridge financing                           --             --       (1,500,000)
       Repurchase of common stock                                              --             --             (324)
       Proceeds from the issuance of common stock                             5,444             18      7,552,992
       Proceeds from the issuance of Preferred Stock                           --        2,001,000     10,613,184
-----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)  financing activities                          5,444      2,001,018     20,435,852
-----------------------------------------------------------------------------------------------------------------

Net increase (decrease)  in cash and cash equivalents                      (228,336)        40,630      8,315,159

Cash and cash equivalents at beginning of period                          8,543,495      2,269,532           --
-----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                              $ 8,315,159      2,310,163      8,315,159
-----------------------------------------------------------------------------------------------------------------

Supplemental disclosure of noncash financing
       activities:
              Issuance of common stock in exchange for
                    common stock subscriptions                          $      --             --            7,027
              Conversion of demand notes payable and the
                    related accrued interest to common stock                   --             --        2,442,304
-----------------------------------------------------------------------------------------------------------------


          ------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

Atlantic Pharmaceuticals, Inc. and Subsidiaries
(A development stage company)
Notes to Consolidated Financial Statements (Unaudited)
June 30, 1998 and 1997

(1)  BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information. Accordingly, they do not include all information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation. Operating results are not necessarily indicative of results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the Company's Annual Report on Form 10 - KSB for the year ended December 31, 1997.

(2)  STOCK OPTIONS

     The 1995 Stock Option Plan, as amended, provides for the granting of equity incentives of up to 1,009,783 shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), to officers, directors, employees, and consultants of the Company.

     On November 11, 1997, in connection with their public relations services, the Investor Relations Group (the "Investor") and its designees were issued options to purchase 24,000 shares of the Company's Common Stock at $9.50 per share, which options expire on November 10, 2002. In connection with the issuance of these options, the Company recognized an expense in the amount of $27,218 for the quarter ended June 30, 1998. This expense is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

     As of June 30, 1998, options to purchase 247,185 shares of the Company's Common Stock were available for future issuance under the Company's 1995 Stock Option Plan. No options have been exercised as of June 30, 1998.

(3) DEVELOPMENT AND LICENSE AGREEMENT BETWEEN OPTEX OPHTHALMOLOGICS, INC. AND BAUSH & LOMB SURGICAL.

     On May 14, 1998, the Company's majority-owned subsidiary, Optex Ophthalmologics, Inc. ("Optex"), entered into a Development & License Agreement (the "Agreement") with Bausch & Lomb Surgical ("Bausch & Lomb") to complete the development of Catarex, a cataract-removal technology owned by Optex. Under the terms of the Agreement, Optex and Bausch & Lomb intend jointly to complete the final design and development of the Catarex system and Bausch & Lomb, which was granted an exclusive worldwide license to the Catarex technology for human ophthalmic surgery, will assume responsibility for commercializing Catarex globally. The Agreement provides that Bausch & Lomb will pay Optex milestone payments of (a) $2,500,000 upon the signing of the Agreement, (b) $4,000,000 upon the successful completion of certain clinical trials, (c) $2,000,000 upon receipt of regulatory approval to market the Catarex device in the United States (and this milestone payment is creditable in full against royalties) and (d) $1,000,000 upon receipt of regulatory approval to market the Catarex device in Japan. Pursuant to the Agreement, Bausch & Lomb shall reimburse Optex for its budgeted research and development expenses so long as such expenses do not exceed $2,500,000. During the term (which terminates upon the expiration of the last to expire of the licensed United States patents) of the Agreement, Bausch & Lomb shall pay Optex a royalty of 7% of net sales and an additional 3% royalty when certain conditions involving liquid polymer lenses have been met. This summary of the Agreement is qualified by reference to the entire Agreement, which is attached as an exhibit to the Form 8-K filed by the Company on May 22, 1998.

     In the second quarter the first milestone payment, which is nonrefundable, in the amount of $2,500,000, was received and recorded as license revenue.

(4)  SUBSEQUENT EVENTS

     On July 10, 1998 Jon Douglas Lindjord, President and Chief Executive Officer of the Company, resigned. At such time, Robert A. Fildes, Ph.D., the Chairman of the Board of the Company, assumed the position of interim Chief Executive Officer and President.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the results of operations and financial condition should be read in conjunction with the Company's Annual Report on Form 10 - KSB for the year ended December 31, 1997.

Results of Operations for the quarter ended June 30, 1998
---------------------------------------------------------

     For the second quarter ended June 30, 1998 license revenue was $2,5000,000 compared with no license revenue in the second quarter of 1997. This license revenue represents a milestone payment that was received from Baush & Lomb in connection with the development and license agreement between Optex and Baush & Lomb.

     For the second quarter ended June 30, 1998, research and development expense was $651,532 which represents a decrease of 39% over the similar period in 1997, primarily due to recognition of a nonrecurring research and development expense in the amount of $657,900 incurred in connection with the issuance of common stock to the Channel minority stockholders of Channel Therapeutics, Inc., a Wholly owned subsidiary of the Company, in the second quarter of 1997.

     For the second quarter of 1998 general and administrative expense was $972,714 which represents an increase of 32% over the second quarter of 1997, primarily as a result of an increase in compensation expenses, legal expenses and consulting expenses.

     For the second quarter of 1998, interest income was $146,800, compared to $22,221 in the second quarter of 1997. The increase is due to the availability of cash from the May and August 1997 private placement of the Company's Series A Convertible Preferred Stock.

Results of Operations for the six-month period ended June 30, 1998
------------------------------------------------------------------

     For the six-month period ended June 30, 1998, license revenue was $2,5000,000 compared with no license revenue in the similar of 1997. This license revenue represents a milestone payment that was received from Baush & Lomb in connection with the development and license agreement between Optex and Baush & Lomb.

     For the six-month period ended June 30, 1998, research and development expense was $1,408,258 which represents an increase of 9% over the similar period in 1997, primarily due to increased spending on Company's technologies as money became available from the proceeds of the May and August1997 private placement of the Company's Series A Convertible Preferred Stock.

     For the six-months period ended June 30, 1998, general and administrative expense was $1,596,705 which represents an increase of 8% over the similar period of 1997, primarily as a result of increased compensation expenses, legal expenses and consulting expenses.

     For the six-month period ended June 30, 1998, interest income was $255,284, compared to $45,073 for the six-month period ended June 30, 1997. The increase is due to the availability of cash from the May and August 1997 private placement of the Company's Series A Convertible Preferred Stock.

Liquidity and Capital Resources
-------------------------------

     The Company has incurred an accumulated deficit of $13,839,735 since inception and expects to continue to incur additional losses through the year ending December 31, 1998 and the foreseeable future.

     As of June 30, 1998 the Company anticipates that its current resources will be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures for at least eighteen months. In addition, the Company will attempt to generate additional capital through a combination of collaborative agreements, strategic alliances and public and private equity and debt financings. However, no assurance can be provided that additional capital will be obtained through these or other sources. If the Company is not able to obtain continued financing, the Company may cease operation and in all likelihood all of the Company's security holders will lose their entire investment.

     The Company's working capital requirements will depend upon numerous factors, including: progress of the Company's research and development programs; preclinical and clinical testing; timing and cost of obtaining regulatory approvals; technological advances; status of competitors; and ability of the Company to establish collaborative arrangements with other organizations.

Research and Development Activities
-----------------------------------

     Preclinical studies with all four technologies are proceeding.

     The development of the Catarex device is continuing. Bausch & Lomb, pursuant to the licensing and development agreement consummated with Optex in May 1998, is coordinating the further development of the device. The focus is on the continued refinement of the clinical prototype of the device and the subsequent integration of the device into other systems, with the aim of beginning human clinical trials as soon as possible. Provisional patent applications have been recently filed and additional patent applications are likely for new developments with the device. A development team consisting of members of both Optex and Bausch & Lomb is working on the development program.

     Gemini's research on the antisense enhancing technology is continuing. A lead product candidate oligonucletoide against Respiratory Syncytial Virus ("RSV") has completed preliminary in vivo testing in animal models in preparation for definitive in vivo testing later in the year. The Company believes that data obtained to date supports the continued development of the compound. The planned definitive in vivo studies will be in a primate model and possible production sources for sufficient oligonucletoide to support the studies are being identified. In vitro and in vivo studies are continuing using an anti-telomerase oligonucletoide against several potential cancer targets. Results from the studies using malignant human glioma cells in culture treated with the 2-5A antisense technology showed that the vast majority of malignant cells were killed within 14 days. Furthermore, the studies demonstrated that when the antisense molecules were applied to human tumors implanted in nude mice, the tumor mass was significantly reduced over a 14-day period. The antisense research program in the next several months will be focused on increasing the stability and ensuring consistent uptake of the lead compounds. Continued in vitro and in vivo testing will be undertaken against a variety of malignancies, utilizing a variety of regimens, including potential combination therapy.

     Data analysis for the large animal studies has been completed for one of the monomeric molecules of Channel's sulfated cyclodextrin compounds (CT-1) and is in progress for the polymeric form CT-2. Promising results were seen with continuous IV infusion of CT-1 and the data has been summarized for presentation to potential collaborators on the development of the compound. Significant inflammation was seen in the test subjects with CT-2. The Company will finalize and review the analysis of the data in the next quarter and determine whether additional resources will be committed for the continued development of CT-2. A program of research and discovery for additional sulfated cyclodextrins is continuing with the aim of identifying potentially more potent compounds. One such compound, CT-8, has already been tested in a small animal model, with promising results. Bioengineering for the stent-bonding program (which is a dual approach of applying a sulfated cyclodextrin to a stent) is also continuing.

     The design of the toxicology program has been completed for the anti-inflammatory and analgesic compound CT-3. Manufacturing of the initial batch of compound to support the toxicology testing has been completed and the support studies for the toxicology program have begun. Additional studies are under consideration to further define the mechanism of action of the anti-inflammatory and analgesic properties of CT-3 that had been identified in in vivo studies.

Future Outlook
--------------

     In addition to historical information, this report contains predictions, estimates and other forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from any future performance suggested in this report as a result of the risk factors set forth below and in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 19, 1998.

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

RISK FACTORS

     IN ADDITION TO THE OTHER INFORMATION IN THIS FORM 10-QSB, THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY AND ITS BUSINESS. THIS FORM 10-QSB CONTAINS FORWARD LOOKING STATEMENTS RELATING TO FUTURE EVENTS OR FUTURE FINANCIAL PERFORMANCE OF THE COMPANY WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. INVESTORS ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND THAT EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, INVESTORS SHOULD SPECIFICALLY CONSIDER THE FOLLOWING FACTORS AND OTHER FACTORS SET FORTH IN THIS FORM 10-QSB WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD LOOKING STATEMENTS.

RESET DATE OF SERIES A CONVERTIBLE PREFERRED STOCK; PAYMENT IN KIND DIVIDENDS

     The shares of the Company's Series A Convertible Preferred Stock (the "Series A") is convertible into shares of Common Stock of the Company. Currently, each share of Series A is convertible into 2.12 shares of Common Stock and the conversion price of the Series A is $4.72. The conversion price is subject to adjustment as more fully described in the Certificate of Designations for the Series A. Among other events triggering an adjustment to the conversion price described in the Certificate of Designations, the conversion price may be adjusted on August 7, 1998 (the "Reset Date") if the average closing bid price of the Company's Common Stock from June 25, 1998 through and including August 6, 1998 is less than $6.136. If the average closing bid is less than $6.136 during this period of time, the new conversion price will equal the greater of (a) $2.36 and (b) the average closing bid price of the Company's Common Stock from June 25, 1998 through and including August 6, 1998 divided by 1.3. No cash is paid to the Company upon the conversion of the Series A into shares of the Company's Common Stock.

     In addition, commencing on August 7, 1998 the holders of the Series A are entitled to payment-in-kind dividends ("PIK dividends"), payable semi-annually in arrears, on their shares of Series A at the rate of 0.13 shares of Series A for each outstanding share of Series A.

     If the conversion price of the Series A is reduced then the holders of the Series A will be entitled to receive more than 2.12 shares of the Company's Common Stock upon conversion of the Series A and if the Company is obligated to pay PIK dividends to the holders of the Series A then more shares of Common Stock will be issuable upon conversion of the Series A, either of which could adversely affect the prevailing market price of the Company's Common Stock.

     The complete description of the rights and preferences of the Series A is contained in the Certificate of Designations filed with the secretary of state of the state of Delaware.

DEVELOPMENT STAGE COMPANIES; HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT; UNCERTAINTY OF FUTURE PROFITABILITY

     The technologies and products under development by the Company are in the research and development stage and no operating revenue (outside of a milestone payment made by Bausch & Lomb Surgical ("Bausch & Lomb") and grant revenues) has been generated to date. Except for any payments that Bausch & Lomb may be obligated to make pursuant to the Development & License Agreement (the "Development & License Agreement"), dated May 14, 1998, between Optex Ophthalmologics, Inc. and Bausch & Lomb, the Company does not expect to generate any revenues in the near future. As a result, the Company must be evaluated in light of the problems, delays, uncertainties and complications encountered in connection with recently established businesses. The Company has incurred operating losses since its inception. As of June 30, 1998, the Company's working capital and accumulated deficit were $7,880,022 and $13,839,735 respectively. Operating losses have resulted principally from costs incurred in identifying and acquiring the technologies under development, research and development activities, patent prosecution and maintenance costs and general and administrative costs. The Company expects to incur significant operating losses over the next several years, primarily due to continuation and expansion of its research and development programs, including preclinical studies and clinical trials for its products and technologies under development, as well as costs incurred in identifying and, possibly, acquiring, additional technologies. The Company's ability to achieve profitability depends upon its ability (alone or with corporate partners) to develop pharmaceutical and medical device products, obtain regulatory approval for its proposed products and/or enter into agreements either for the sale or sublicense of its technologies or for product development, manufacturing and commercialization. There can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of its proposed products.

NEED FOR ADDITIONAL FINANCING; ISSUANCE OF SECURITIES BY THE COMPANY AND ITS SUBSIDIARIES; FUTURE DILUTION

     The Company will require, and is constantly considering potential sources for substantial additional financing to continue its research, to complete its product development and to manufacture and market any products that may be developed. Based solely upon its currently existing consulting, license, sponsored research, independent contractor and employment agreements, the Company currently anticipates that it will spend all of its current cash reserves by the end of 1999. There can be no assurance, however, that the Company's current cash reserves will not be expended prior to that time. The Company anticipates that further funds may be raised at any time through additional public or private debt or equity financings conducted either by the Company or by one or more of its subsidiaries, or through collaborative ventures entered into between the Company or one or more of its subsidiaries and one or more corporate partners. There can be no assurance that the Company will be able to obtain additional financing or that such financing, if available, can be obtained on terms acceptable to the Company. If additional financing is not otherwise available, the Company will be required to modify its business development plans or reduce or cease certain or all of its operations. In such event, holders of securities of the Company will, in all likelihood, lose their entire investment.

     Although the Company and each of its subsidiaries will seek to enter into collaborative ventures with corporate partners to fund some or all of its activities, as well as to manufacture or market the products which may be developed, the Company and its subsidiaries currently have only one such arrangement in place with a corporate partner (i.e., Bausch & Lomb), and there can be no assurance that the Company or any of its subsidiaries will be able to enter into any additional ventures on favorable terms, if at all. In addition, no assurance can be given that the Company or any of its subsidiaries would be able to complete a private placement or public offering of its securities.
Failure by the Company or any of its subsidiaries to enter into such collaborative ventures or to receive additional funding either through a public offering or a private placement to complete its proposed product development programs would have a material adverse effect on the Company.

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

     In addition, the Company has outstanding 3,702,750 Redeemable Warrants (that are currently exercisable) as well as options and warrants (that are currently exercisable in part) to purchase 3,702,750 and 863,155 shares of its Common Stock, respectively, at exercise prices ranging from $5.50 to $6.05 and $0.75 to $10.00, respectively, and the exercise price for most of such convertible securities is below the per share price of the Common Stock as quoted on the SmallCap tier of the Nasdaq Stock Market ("Nasdaq") as of June 30, 1998. As of June 30, 1998, the Company also had outstanding 811,885 shares of its Series A and warrants to purchase 117,195 shares of Series A, all of which currently are convertible into shares of the Company's Common Stock at a conversion rate of 2.12 shares of Common Stock for each share of Series A. The aforementioned conversion rate is subject to adjustment in favor of the holders of the Series A upon the occurrence of certain events. The exercise of such convertible securities or the conversion of the Series A, if any, may dilute the value of the Common Stock. In addition, so long as such convertible securities remain unexercised, the terms under which the Company could obtain additional capital may be adversely affected.

BAUSCH & LOMB DEVELOPMENT & LICENSE AGREEMENT

     On May 14, 1998, the Company's majority-owned subsidiary, Optex entered into a worldwide licensing agreement with Bausch & Lomb to complete the development of Catarex, the cataract removal technology developed by Optex. Under the terms of the agreement, Optex and Bausch & Lomb intend to jointly complete the final design and development of the Catarex system. Bausch & Lomb will assume responsibility for commercializing Catarex globally. Optex received a milestone payment upon execution of the License & Development Agreement and is to receive certain additional milestone payments from Bausch & Lomb. In addition, Bausch & Lomb has committed to pay ongoing royalties on sales of Catarex products. There can be no assurance that the Company and Bausch & Lomb will be able to complete the development of Catarex, that the milestones that trigger payment obligations from Bausch & Lomb will be reached or that Bausch & Lomb will be able to successfully commercialize Catarex and, consequently, pay royalties to the Company.

NO DEVELOPED OR APPROVED PRODUCTS

     To achieve profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, introduce and market its products under development. Most of the preclinical and clinical development work for the products under development of the Company remains to be completed. The Company has not generated, nor is it expected to generate in the near future, any operating revenues (other than some grant revenues and the milestone payment received from Bausch & Lomb). In addition, the Company has no manufacturing or marketing facilities nor any contracts with any commercial manufacturing or marketing entities to manufacture for or market the Company's products to consumers (except for the License & Development Agreement with Bausch & Lomb). No assurance can be given that any of its product development efforts will be successfully completed, that required regulatory approvals will be obtained, or that any such products, if developed and introduced, will be successfully marketed or achieve market acceptance.

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

     The Company's agreements with licensors do not contain any representations by the licensors as to the safety or efficacy of the inventions or discoveries covered thereby. The Company is unable to predict whether the research and development activities it is funding will result in any commercially viable products or applications. In addition, there can be no assurance that the Company's research and development schedules will be met. Further, due to the extended testing required before marketing clearance can be obtained from the U.S. Food and Drug Administration (the "FDA") or other similar agencies, the Company is not able to predict with any certainty, when, if ever, the Company will be able to commercialize any of its proposed technologies or products.

ANALYSIS OF RESULTS OF A PIVOTAL STUDY OF THE CYCLODEXTRIN TECHNOLOGY

     The Company has performed several studies in small animal models of its cyclodextrin technology and the results of this research have indicated that the sulfated cyclodextrins may have potential as a treatment for restenosis and late vein graft failure. The Company recently completed research in large animal models of the cyclodextrin technology, and the results of the research in the large animal models are believed to be more predictive of the effect of the cyclodextrin technology in humans for the treatment of restenosis. Initial data analysis of the large animal studies of the cyclodextrin technology for restenosis that were completed in the second quarter indicates promising results with continuous intravenous infusion of CT-1 and significant inflammatory reactions with CT-2. The Company intends to conduct additional data analysis of the CT-2 study. Depending on its analysis of the results of these studies of the cyclodextrin technology, the Company may elect, among other alternatives, to sublicense all or some of its proprietary rights and/or to relinquish its proprietary rights to the cyclodextrin technology.

GOVERNMENT REGULATION; NO ASSURANCE OF REGULATORY APPROVAL

     The Company's proposed products and technologies are in early stages of development. The research, preclinical development, clinical trials, product manufacturing and marketing to be conducted by, or on behalf of, the Company is subject to extensive regulation by the FDA, comparable agencies in state and local jurisdictions and similar health authorities in foreign countries. FDA approval of the Company's products, as well as the manufacturing processes and facilities, if any used to produce such products will be required before such products may be marketed in the United States. The processes of obtaining approvals from the FDA are costly, time consuming and often subject to unanticipated delays. There can be no assurance that approvals of the Company's proposed products, processes or facilities will be granted on a timely basis, or at all. In addition, new government regulations may be established that could delay or prevent regulatory approval of the Company's products under development. Any future failure to obtain or delay in obtaining any such approval will materially and adversely affect the ability of the Company to market its proposed products and the business, financial condition and results of operations of the Company.

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

DEPENDENCE ON LICENSE AND SPONSORED RESEARCH AGREEMENTS

     The Company depends on license agreements from third parties that form the basis of its proprietary technology. Optex owns the proprietary rights that form the basis of the Catarex technology. In general, the Company also relies on sponsored research agreements for its research and development efforts. However, the research and development for the Catarex device is jointly conducted at the laboratory facilities of the Company's subsidiary, Optex, and at the laboratory facilities of Bausch & Lomb and some of the research and development concerning the 2-5A Chimeric Antisense Technology is conducted at the laboratory facilities of the Company's subsidiary, Gemini Technologies, Inc. The license agreements that have been entered into by the Company typically require the Company's use of due diligence in developing and bringing products to market and the payment of certain milestone amounts that in some instances may be substantial. With the exception of Optex, the Company is also obligated to make royalty payments on the sales, if any, of products resulting from such licensed technology. The Company is also responsible for the costs of filing and prosecuting patent applications and maintaining issued patents. Certain research and development activities of the Company are intended to be conducted by universities or other institutions pursuant to sponsored research agreements. The sponsored research agreements entered into and contemplated to be entered into by the Company generally require periodic payments on an annual, quarterly or monthly basis.

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

UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS

     The success of the Company will depend in large part on its and/or its licensors' ability to obtain patents, defend their patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. The patent position of firms relying upon biotechnology is highly uncertain and involves complex legal and factual questions. To date there has emerged no consistent policy regarding the breadth of claims allowed in biotechnology patents or the degree of protection afforded under such patents. The Company relies on certain United States patents and pending United States and foreign patent applications relating to various aspects of its products and technologies. With the exception of Optex, all of these patents and patent applications are owned by third parties and are licensed or sublicensed to the Company. Optex owns the patents and the patent applications relating to the Catarex technology; however, Optex has licensed those rights to Bausch & Lomb. The patent application and issuance process can be expected to take several years and entail considerable expense to the Company, as it is responsible for such costs under the terms of its license agreements. There can be no assurance that patents will issue as a result of any such pending applications or that the existing patents and any patents resulting from such applications will be sufficiently broad to afford protection against competitors with similar technology. In addition, there can be no assurance that such patents will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The commercial success of the Company will also depend upon avoiding infringement of patents issued to competitors. A United States patent application is maintained under conditions of confidentiality while the application is pending, so the Company cannot evaluate any inventions being claimed in pending patent applications filed by its competitors. Litigation may be necessary to defend or enforce the Company's patent and license rights or to determine the scope and validity of others' proprietary rights. Defense and enforcement of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable to the Company, and can result in the diversion of substantial resources from the Company's other activities. An adverse outcome could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties, or require the Company to alter its products or technologies, or cease altogether any related research and development activities or product sales, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company has certain proprietary rights and in the future may require additional licenses from other parties to develop, manufacture and market commercially viable products effectively, and the Company's commercial success could depend in part on obtaining and maintaining such licenses. There can be no assurance that such licenses could be obtained or maintained on commercially reasonable terms, if at all, that the patents underlying such licenses would be valid and enforceable or that the proprietary nature of the patented technology underlying such licenses would remain proprietary.

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

DEPENDENCE ON OTHERS FOR CLINICAL DEVELOPMENT OF, REGULATORY APPROVALS FOR AND MANUFACTURE AND MARKETING OF PHARMACEUTICAL PRODUCTS

     The Company does not have the resources to directly manufacture, market or sell any of the Company's proposed products and the Company has no current plans to acquire such resources. The Company's subsidiary, Optex, has entered into a License & Development Agreement with Bausch & Lomb, and the Company anticipates that it may, in the future, enter into additional collaborative agreements with pharmaceutical and/or biotechnology companies for the development of, clinical testing of, seeking of regulatory approval for, manufacturing of, marketing of and commercialization of certain of its proposed products. The Company may in the future grant to its collaborative partners rights to license and commercialize any products developed under these collaborative agreements, and such rights would limit the Company's flexibility in considering alternatives for the commercialization of such products. Under such agreements, the Company may rely on its respective collaborative partners to conduct research efforts and clinical trials on, obtain regulatory approvals for and manufacture, market and commercialize certain of its products. The Company expects that the amount and timing of resources devoted to these activities generally will be controlled by each such individual partner. The inability of the Company to acquire such third party development, clinical testing, seeking of regulatory approval, manufacturing, distribution, marketing and selling arrangements on commercially acceptable terms for the Company's long-term needs for such anticipated products would have a material adverse effect on the Company's business. There can be no assurance that the Company will be able to enter into any additional arrangements for the development, clinical testing, seeking of regulatory approval, manufacturing, marketing and selling of its products, or that, if such arrangements are entered into, such future partners will be successful in commercializing products or that the Company will derive any revenues from such arrangements.

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

DEPENDENCE UPON KEY PERSONNEL AND CONSULTANTS

     The Company is highly dependent upon its officers and directors, as well as its Scientific Advisory Board members, consultants and collaborating scientists. Atlantic and its subsidiaries have an aggregate of only ten full-time employees, three of whom are officers of Atlantic and each of its subsidiaries, and the loss of any of these individuals would have a material adverse effect on the Company. Although Atlantic has entered into employment agreements with each of its officers, such employment agreements do not contain provisions which would prevent such employees from resigning their positions with Atlantic at any time or from competing with the Company, directly or indirectly. The Company does not maintain key-man life insurance policies on any of such key personnel. Each of the Company's non-employee directors, advisors and consultants devotes only a portion of his or her time to the Company's business. The loss of certain of these individuals could have a material adverse effect on the Company. On July 10, 1998 Jon Douglas Lindjord, President and Chief Executive Officer of the Company, resigned. This resignation may have a material adverse effect on the Company. At this time the Company is conducting an executive search for a replacement.

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

CERTAIN INTERLOCKING RELATIONSHIPS; POTENTIAL CONFLICTS OF INTEREST

     Lindsay A. Rosenwald, M.D., a principal stockholder of the Company, is the President and sole stockholder of Paramount Capital, Incorporated ("Paramount"), the placement agent for the Company's 1997 private placement of its Series A. Steven Kanzer, a Director of the Company, is the Senior Managing Director, Head of Venture Capital of Paramount. Michael S. Weiss, the Company's Secretary, is a Senior Managing Director of Paramount. In the regular course of its business, Paramount identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. Generally, Delaware corporate law requires that any transactions between the Company and any of its affiliates be on terms that, when taken as a whole, are substantially as favorable to the Company as those reasonably obtainable from a person who is not an affiliate in an arms-length transaction. The Company is obligated to enter into an agreement with Paramount pursuant to which Paramount will provide financial advisory services to the Company. The Company also is bound by agreements between itself and Paramount pursuant to which Paramount agreed to provide financial advisory services to the Company and pursuant to which Paramount agreed to provide placement advisory services in connection with the private placement of the Series A. Nevertheless, neither Paramount, Dr. Rosenwald nor Messrs. Kanzer or Weiss are obligated pursuant to any agreement or understanding with the Company to make any additional products or technologies available to the Company, nor can there be any assurance, and the Company does not expect and securityholders should not expect, that any biomedical or pharmaceutical product or technology identified by Paramount, Dr. Rosenwald or Messrs. Kanzer or Weiss in the future will be made available to the Company. In addition, certain of the officers and directors of the Company may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not, in the future, have interests in conflict with those of the Company.

CONTROL BY EXISTING STOCKHOLDERS

     Dr. Rosenwald and VentureTek, L.P. (a limited partnership controlled by certain relatives of Dr. Rosenwald but of which Dr. Rosenwald disclaims beneficial ownership) together beneficially own approximately 20% of the outstanding shares of Common Stock of the Company and approximately 5% of the Series A. Generally, the holders of the Common Stock and the Series A vote together as a single class. Accordingly, such holders, if acting together, may have the ability to exert significant influence over the election of the Company's Board of Directors and other matters submitted to the Company's stockholders for approval. The voting power of these holders may discourage or prevent any proposed takeover of the Company.

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

TERMS OF SERIES A

     The Certificate of Designations of the Series A provides that the holders of the Series A generally vote with the holders of the Common Stock as a single class. However, so long as 687,500 shares of Series A are outstanding, the Company needs the approval of 66.67% of the outstanding shares of Series A, voting separately as a class, to approve certain actions of the Company. In addition, the holders of the Series A receive a liquidation preference upon the consummation of certain corporate transactions and are entitled to notice of certain corporate transactions and the conversion price of the Series A is adjusted upon the occurrence of certain events. The preferences accorded to the Series may adversely affect the prevailing market price of the Company's securities.

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

POSSIBLE ADVERSE EFFECT OF SHARES ELIGIBLE FOR FUTURE SALE

     Future sales by existing stockholders could adversely affect the prevailing market price of the Company's Common Stock. The outstanding shares of the Company's Common Stock and the shares of Common Stock issuable upon conversion of the Series A are all freely tradable, subject to volume and other restrictions imposed by Rule 144 under the Securities Act of 1933 as amended (the "Securities Act") with respect to sales by affiliates of the Company. An 18-month restriction on transfer applicable to the shares of Common Stock now owned or hereafter acquired by the Company's officers, directors and certain stockholders expired on June 14, 1997. A 9-month restriction on transfer applicable to the shares of Common Stock issuable upon conversion of the Series A expired on July 15, 1998. Sales of substantial amounts of Common Stock may have an adverse effect on the market price of the Company's Common Stock.

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

RISK OF PRODUCT LIABILITY; NO INSURANCE

     Should the Company develop and market any products, the marketing of such products, through third-party arrangements or otherwise, may expose the Company to product liability claims. The Company presently does not carry product liability insurance. Upon clinical testing or commercialization of the Company's proposed products, certain of the licensors require that the Company obtain product liability insurance. There can be no assurance that the Company will be able to obtain such insurance or, if obtained that such insurance can be acquired in sufficient amounts to protect the Company against such liability or at a reasonable cost. The Company is required to indemnify the Company's licensors against any product liability claims incurred by them as a result of the products developed by the Company. None of the Company's licensors has made, and are not expected to make, any representations as to the safety or efficacy of the inventions covered by the licenses or as to any products which may be made or used under rights granted therein or thereunder. In addition, Optex is required to indemnify Bausch & Lomb for certain matters under the terms of the Development & License Agreement.

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

LIMITATION OF LIABILITY AND INDEMNIFICATION

     The Company's Certificate of Incorporation limits, to the maximum extent permitted by Delaware law, the personal liability of directors for monetary damages for breach of their fiduciary duties as a director. The

Company's Bylaws provide that the Company shall indemnify its officers and directors and may indemnify its employees and other agents to the fullest extent permitted by law. The Company has entered into indemnification agreements with its officers and directors containing provisions that are in some respects broader than the specific indemnification provisions contained in Delaware law. The indemnification agreements may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. Section 145 of the Delaware law provides that a corporation may indemnify a director, officer, employee or agent made or threatened to be made a party to an action by reason of the fact that he was a director, officer, employee or agent of the corporation or was serving at the request of the corporation against expenses actually and reasonably incurred in connection with such action if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. Delaware law does not permit a corporation to eliminate a director's duty of care, and the provisions of the Company's Certificate of Incorporation have no effect on the availability of equitable remedies, such as injunction or rescission, for a director's breach of the duty of care.

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

PART TWO- OTHER INFORMATION

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's annual meeting of stockholders was convened on May 11, 1998 for the purpose of (1) electing a Board of six directors to serve for the ensuring year; (2) approving an amendment to the Company's Restated Certificate of Incorporation, as amended, to decrease the number of authorized shares of Common Stock of the Company from 80,000,000 to 50,000,000 and to decrease the number of authorized shares of Preferred Stock of the Company from 50,000,000 to 10,000,000; (3) approving the payment by the Company to each non-employee director of a $6,000 annual fee and a fee for attendance at meetings of the Board and committees of the Board; (4) ratifying the appointment of KPMG Peat Marwick LLP as the Company's independent auditors; (5) approving a Consultancy Agreement and a Financial Services Agreement between the Company and Yuichi Iwaki, M.D., Ph.D.; (6) approving a Consultancy Agreement and a Financial Services Agreement between the Company and John Prendergast, Ph.D.; and (7) transacting such other business as may properly come before the annual meeting. A copy of the Company's Proxy Statement described the matters submitted to the stockholders was filed by the Company on April 14, 1998. A quorum was not present at the May 11, 1998 meeting and, accordingly, the annual meeting was adjourned to June 15, 1998. At the reconvened meeting on June 15, 1998, a quorum was not present and, accordingly, the annual meeting was adjourned to July 15, 1998. At the reconvened meeting on July 15, 1998, a quorum was not present and, accordingly, the annual meeting was adjourned to August 28, 1998.


     ITEM 5. OTHER INFORMATION

          On July 10, 1998 Jon Douglas Lindjord, President and Chief Executive Officer of the Company, resigned. At such time Robert A. Fildes, Ph.D., the Chairman of the Board of the Company, assumed the position of interim Chief Executive Officer and President.


     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

27.1   Financial Data Schedule

b. Form 8-K Reports

          On May 22, 1998 the Company filed a report on Form 8-K stating that on May 14, 1998, the Company's majority-owned subsidiary, Optex Ophthalmologics, Inc. ("Optex"), entered into a Development & License Agreement (the "Agreement") with Bausch & Lomb Surgical ("Bausch & Lomb") to complete the development of Catarex, a cataract-removal technology owned by Optex. Under the terms of the Agreement, Optex and Bausch & Lomb intend jointly to complete the final design and development of the Catarex system and Bausch & Lomb, which was granted an exclusive worldwide license to the Catarex technology for human ophthalmic surgery, will assume responsibility for commercializing Catarex globally. The entire Agreement is attached as an exhibit to the Form 8-K filed by the Company on May 22, 1998.

SIGNATURES
----------

     IN ACCORDANCE WITH THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934 AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                         ATLANTIC PHARMACEUTICALS, INC.

                                  July 29, 1998


                              /S/ Robert A. Fildes
                              --------------------

                             Robert A. Fildes, Ph.D.
                              Chairman of the Board
                  Interim Chief Executive Officer and President

                              /S/ Shimshon Mizrachi
                              ---------------------

                                Shimshon Mizrachi
                             Chief Financial Officer
                  (Principal Accounting and Financial Officer)