Form 10QSB
period 1998-09-30
ATLANTIC PHARMACEUTICALS INC
filed 1998-11-05
CIK 1001316

================================================================================

                United States Securities and Exchange Commission

                               WASHINGTON DC 20549

                        ---------------------------------
                                   Form 10-QSB
                        ---------------------------------

 Quarterly Report under Section 13 or 15d of the Securities Exchange Act of 1934


For the Quarterly Period Ended                       Commission File No. 0-27282
     September 30, 1998


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

                                                      Yes [X] No [ ]

     4,466,829 shares of common stock, $.001 par value per share, were outstanding on September 30, 1998

     Transitional Small Business Disclousre Format    Yes [ ] No [X]

================================================================================

Atlantic Pharmaceuticals , Inc. and Subsidiaries


Part One - Financial Information                                            Page

Item 1 - Financial Statements

Consolidated Balance Sheets
as of September 30, 1998(unaudited) and December 31, 1997.                     1

Consolidated Statements of Operations (unaudited)
for the three months ended  September 30, 1998 and 1997
for the nine months ended September 30, 1998 and 1997
and the period from July 13, 1993(inception) to September 30, 1998.            2

Consolidated Statements of Cash Flows (unaudited)
for the nine months ended September 30, 1998 and 1997
and the period from July 13, 1993(inception) to September 30, 1998.            3

Notes to Consolidated Financial Statements (unaudited)                         4

Item 2 - Management's Discussion and Analysis
of Financial Condition and Results of Operations                               6

Part Two - Other Information

Item 4- Submission of Matters to a Vote of Security Holders                   21

Item 6 - Exhibits and Report on Form 8-K                                      23

PART ONE- FINANCIAL INFORMATION
ITEM 1- FINANCIAL STATEMENTS
ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Balance Sheets
September 30, 1998 (unaudited) and  December 31, 1997

-------------------------------------------------------------------------------------------------
      Assets                                                             9/30/98        12/31/97
-------------------------------------------------------------------------------------------------
                                                                      (unaudited)      (audited)
Current assets:
   Cash and cash equivalents                                         $  7,025,389       8,543,495
   Amounts due from Bausch & Lomb                                         293,480              --
   Prepaid expenses                                                        52,365           1,250
-------------------------------------------------------------------------------------------------
Total current assets                                                    7,371,234       8,544,745
-------------------------------------------------------------------------------------------------
Furniture and equipment, net of accumulated depreciation
      of $273,764 and $150,086 at September 30,1998 (unaudited)
      and December 31, 1997, respectively                                 305,045         250,961
-------------------------------------------------------------------------------------------------
                                                                        7,676,279       8,795,706
-------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------------------
Current liabilities:

      Accrued expenses                                                    576,648         392,566
-------------------------------------------------------------------------------------------------
Total current liabilities                                                 576,648         392,566
-------------------------------------------------------------------------------------------------
Stockholders' equity
      Preferred stock, $.001 par value. Authorized 50,000,000
       shares; 1,375,000 designated as Series A convertible
       preferred stock Series A convertible preferred stock, $.001 par value; authorized 1,375,000 shares, 642,956 and
       1,214,723 shares issued and outstanding at September 30,
       1998 (unaudited) and December 31, 1997, respectively                   643           1,215
      Series A convertible preferred stock warrants,117,195 and
       123,720 issued and outstanding at September 30, 1998
       (unaudited)and December 31, 1997, respectively                     540,073         570,143
      Common stock $.001 par value. Authorized 80,000,000 shares;
       4,466,829 and 3,064,571 shares issued and outstanding at
       September 30, 1998 (unaudited) and December 31,1997,
       respectively                                                         4,467           3,065
      Common stock subscribed. 182 shares at September 30,1998
       (unaudited) and December 31,1997                                        --              --
      Additional paid-in capital                                       21,607,770      21,493,715
      Deficit accumulated during development stage                    (15,052,780)    (13,590,056)
      Deferred compensation                                                    --         (74,400)
-------------------------------------------------------------------------------------------------
                                                                        7,100,173       8,403,682

      Less common stock subscriptions receivable                             (218)           (218)
      Less treasury stock, at cost                                           (324)           (324)
-------------------------------------------------------------------------------------------------
Total stockholders' equity                                              7,099,631       8,403,140
-------------------------------------------------------------------------------------------------
                                                                     $  7,676,279    $  8,795,706
-------------------------------------------------------------------------------------------------

   See accompanying notes to consolidated financial statements.

ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Operations (Unaudited)
Three months ended September 30, 1998 and 1997, the nine months ended September 30, 1998 and 1997 and the period from July 13, 1993 (inception) to September 30, 1998.

----------------------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended             Nine Months Ended
                                                  -----------------------------  -----------------------------     Cumulative
                                                  September, 30   September, 30  September, 30   September, 30    from July 13,
                                                       1998            1997           1998            1997     1993 (inception) to
                                                                                                               September 30, 1998
----------------------------------------------------------------------------------------------------------------------------------
Revenue:
      Grant Revenue                                $        --             --              --           2,288            99,932
      License Rvenue                                                                2,500,000              --         2,500,000
-------------------------------------------------------------------------------------------------------------------------------
Total Revenue                                                                       2,500,000           2,288         2,599,932
Costs and expenses:
      Research and development                     $   476,744        507,194       1,885,001       1,795,375         6,131,920
      License fees                                          --             --              --              --           173,500
      General and administrative                       842,605        555,121       2,439,311       2,030,880        11,497,806
-------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                             1,319,349      1,062,315       4,324,312       3,826,255        17,803,226
-------------------------------------------------------------------------------------------------------------------------------
Other expense (income):
      Interest income                                 (106,304)       (80,483)       (361,588)       (125,556)         (776,089)
      Interest expense                                      --             --              --              --           625,575
-------------------------------------------------------------------------------------------------------------------------------
Total other expense (income)                          (106,304)       (80,483)       (361,588)       (125,556)         (150,514)
-------------------------------------------------------------------------------------------------------------------------------
Net  Income (Loss)                                 $(1,213,045)      (981,832)     (1,462,724)     (3,698,411)      (15,052,780)
-------------------------------------------------------------------------------------------------------------------------------
Imputed Preferred Stock dividend                   $  (106,009)    (1,775,479)     (1,628,431)     (1,896,593)       (5,225,547)
-------------------------------------------------------------------------------------------------------------------------------
Net Income(Loss) to common stockholders             (1,319,054)    (2,757,311)     (3,091,155)     (5,595,004)      (20,278,327)
-------------------------------------------------------------------------------------------------------------------------------
Basic net income (loss) per common share           $     (0.37)         (0.91)          (0.91)          (1.89)           (13.28)
-------------------------------------------------------------------------------------------------------------------------------
Shares used in calculation
      of basic net Income(loss) per common share     3,608,211      3,016,920       3,408,417       2,965,887         1,527,431
-------------------------------------------------------------------------------------------------------------------------------

   ------------------------------------------------------------
   See accompanying notes to consolidated financial statements.

ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30, 1998 and 1997 and the period from July 13, 1993 (inception) to September 30, 1998

                                                                                          Cumulative from
                                                                                            July 13, 1993
                                                                 Nine Months Ended         (inception) to
                                                            September 30,   September 30,   September 30,
                                                                1998            1997            1998
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                 $(1,462,724)     (3,698,411)    (15,052,780)

   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Compensation Expense relating to
            Warrants                                            129,036         143,922         427,238
            Stock Options                                            --              --         134,382
            Channel Merger                                           --         657,900         657,900
         Discount on notes payable-bridge financing                  --              --         300,000
         Depreciation                                           123,678          47,390         273,764
         Changes in assets and liabilities:
            (Increase) decrease in prepaid expenses             (51,115)         (3,366)        (52,365)
            (Increase) decrease in accounts receivable         (293,480)             --        (293,480)
            Increase (decrease)  in accrued expenses            184,082           1,102         576,648
            Increase (decrease)  in accrued interest                 --              --         172,305
-------------------------------------------------------------------------------------------------------
Net cash used in operating activities                        (1,370,523)     (2,851,463)    (12,856,388)
-------------------------------------------------------------------------------------------------------
Net cash used in investing activities
   Acquisition of furniture and equipment                      (177,762)       (181,675)       (578,810)
-------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from issuance of demand notes payable                    --              --       2,395,000
   Repayment of demand notes payable                                 --              --        (125,000)
   Proceeds from the issuance of notes payable -
      bridge financing                                               --              --       1,200,000
   Proceeds of issuance of warrants                                  --              --         300,000
   Repayment of notes payable - bridge financing                     --              --      (1,500,000)
   Repurchase of common stock                                        --              --            (324)
   Proceeds from the issuance of common stock                    30,179              18       7,577,727
   Proceeds from the issuance of Preferred Stock                     --      10,703,082      10,613,184
-------------------------------------------------------------------------------------------------------
Net cash provided by (used in)  financing activities             30,179      10,703,100      20,460,587
-------------------------------------------------------------------------------------------------------
Net increase (decrease)  in cash and cash equivalents        (1,518,106)      7,669,962       7,025,389

Cash and cash equivalents at beginning of period              8,543,495       2,269,532              --
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $ 7,025,389       9,939,494       7,025,389
-------------------------------------------------------------------------------------------------------
Supplemental disclosure of noncash financing activities:
      Issuance of common stock in exchange for
         common stock subscriptions                         $        --              --           7,027
      Conversion of demand notes payable and the
         related accrued interest to common stock                    --              --       2,442,304
      -------------------------------------------------------------------------------------------------

          ------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

Atlantic Pharmaceuticals, Inc. and Subsidiaries
(A development stage company)
Notes to Consolidated Financial Statements (Unaudited)
September 30, 1998 and 1997

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

(2) STOCK OPTIONS

     The 1995 Stock Option Plan, as amended, provides for the granting of equity incentives of up to 1,009,783 shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), to officers, directors, employees and consultants of the Company.

     On August 7, 1998 the Company granted 175,000 options to various employees and directors of the Company at an exercise price of $3.25 a share which was the fair market value at the date of grant. These options will vest over a three-year period.

     Jon Douglas Lindjord, formerly the Chief Executive Officer and President as well as a member of the Board of Directors of the Company, as of September 30, 1998 had exercised during the third quarter of fiscal 1998 33,000 options at an exercise price of $ 0.75 a share.

     As of September 30, 1998, options to purchase 94,428 shares of the Company's Common Stock were available for future issuance under the Company's 1995 Stock Option Plan.

(3) COMPENSATION EXPENSE

     In connection with the resignation of the Chief Executive Officer and President, Jon Douglas Lindjord, the Company recognized an expense of $211,250 in the third quarter for severance pay in the form of salary continuation for the next nine months.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the results of operations and financial condition should be read in conjunction with the Company's Annual Report on Form 10 - KSB for the year ended December 31, 1997.

Results of Operations for the quarter ended September 30, 1998
--------------------------------------------------------------

     For the third quarter ended September 30, 1998, research and development expense was $476,744 which represents a decrease of 6% over the similar period in 1997, primarily due to the fact that Bausch & Lomb Surgical ("Bausch & Lomb") is paying for the Catarex technology development.

     For the third quarter of 1998, general and administrative expense was $842,605 which represents an increase of 52% over the similar period of 1997, primarily as a result of an increase in compensation and consulting expenses, as well as severance expense that is described in note # 3.

     For the third quarter of 1998, interest income was $106,304, compared to $80,483 in the third quarter of 1997. The increase is due to the continued availability of cash from the May and August 1997 private placement of the Company's Series A Convertible Preferred Stock (the "Series A Preferred") and from the first milestone payment from Bausch & Lomb.

Results of Operations for the nine-month period ended September 30, 1998
------------------------------------------------------------------------

     For the nine-month period ended September 30, 1998, license revenue was $2,500,000 compared with no license revenue in the similar period of 1997. This license revenue represents a milestone payment that was received from Bausch & Lomb in connection with the Development & License Agreement (the "Development & License Agreement") dated May 14, 1998, between Optex and Bausch & Lomb.

     For the nine-month period ended September 30, 1998, research and development expense was $1,885,001 which represents an increase of 5% over the similar period in 1997, primarily due to increased spending on the Company's technologies as money became available from the proceeds of the May and August 1997 private placement of the Company's Series A Preferred.

     For the nine-month period ended September 30, 1998, general and administrative expense was $2,439,311 which represents an increase of 20% over the similar period of 1997, primarily as a result of increased compensation expenses, legal expenses and consulting expenses.

     For the nine-month period ended September 30, 1998, interest income was $361,588, compared to $125,556 for the nine-month period ended September 30, 1997. The increase is due to the availability of cash from the May and August 1997 private placement of the Company's Series A Preferred and from the first milestone payment from Bausch & Lomb.

Liquidity and Capital Resources
-------------------------------

     The Company has incurred an accumulated deficit of $15,052,780 since inception and expects to continue to incur additional losses through the year ending December 31, 1998 and the foreseeable future as it continues to develop its product candidates.

     As of September 30, 1998 the Company anticipates that its current resources will be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures for at least eighteen months. In addition, the Company will attempt to generate additional capital through a combination of collaborative agreements, strategic alliances and public and private equity and debt financings. However, no assurance can be provided that additional capital will be obtained through these or other sources. If the Company is not able to obtain continued financing, the Company may cease operation and in all likelihood all of the Company's securityholders will lose their entire investment.

     The Company's working capital requirements will depend upon numerous factors, including: progress of the Company's research and development programs; preclinical and clinical testing; timing and cost of obtaining regulatory approvals; technological advances; status of competitors; and ability of the Company to establish collaborative arrangements with other organizations.

RESEARCH AND DEVELOPMENT ACTIVITIES

     Preclinical studies with all four technologies are proceeding as follows:

     Optex's development of the Catarex device is continuing. Bausch & Lomb, pursuant to the Development & License Agreement, is directing the further development of the device. The focus is on the continued refinement of the clinical prototype device and the subsequent integration of the device into other systems, with the aim of beginning human clinical trials as soon as possible. Much of the current engineering work is focused on refinement of the manufacturing process to decrease manufacturing expense and subsequent total cost of the device. Provisional patent applications have been filed and additional patent applications are likely for new developments with the device. A development team consisting of members of both Optex and Bausch & Lomb is working on the development program.

     The toxicology program for CT-3, the potential analgesic and anti-inflammatory analgesic agent under development by Atlantic, is in progress. The focus of the toxicology program is to prepare for Clinical Phase I study in man to be conducted in the third quarter of 1999. To date, initial dose ranging and tolerance studies have been completed as well as the necessary formulation work. The Company believes that data available to date supports the continued development of the compound. In addition to the toxicology work, studies are being evaluated to further define the mechanism of action of CT-3. The current focus of the development program is on the analgesic action of the compound. In vivo studies have shown potent analgesic activity with CT-3.

     Gemini Technologies, Inc. ("Gemini") research on the antisense enhancing technology is continuing with a focus on the program to treat Respiratory Syncytial Virus ("RSV"). A lead product candidate oligonucletoide against RSV has been selected and has completed in vitro testing. The Company believes that data obtained to date supports the continued development of the compound. The planned definitive in vivo studies will be in a primate model and are scheduled to begin in the second quarter 1999 with results anticipated to be available in the third quarter of 1999. Some of the data from the RSV program was published in the July 1998 issue of the Proceedings of the National Academy of Sciences. The published data indicates that the in vitro activity of the 2-5A oligonucletoide under development would be 80 to 100 times more potent in inhibiting RSV replication than ribavarin, the only FDA-approved treatment available for RSV. In vitro and in vivo studies are continuing using an anti-telomerase oligonucletoide against several potential cancer targets. Continued in vitro and in vivo testing will be undertaken against a variety of malignancies, utilizing a variety of regimens, including potential combination therapy. The research in the telomerase program in the next several months will be focused on defining the mechanism of action of the telomerase oligonucleotides. Additional work will continue on increasing the stability of all selected oligonucleotides, with supporting work on the mechanism of action of the 2-5A technology.

     Data analysis for the large animal studies has been completed for Channel's sulfated cyclodextrin compounds CT-1 (the monomeric form) and CT-2 (the polymeric form). The data showed promising results with continuous intravenous ("IV") infusion with CT-1 but significant inflammation was seen with CT-2. Consequently, no additional resources will be used to further the development of CT-2. The results of the studies were presented during the third quarter at the IBC Restenosis Conference. The current focus is on testing follow up compounds to CT-1 in large animal models which are scheduled to begin during the first quarter 1999 and continuing business development discussions with potential partners for CT-1. In addition, work is continuing to determine the feasibility of binding CT-1 to vascular stents. The Company intends to conduct additional studies on the compounds that have been developed as follow up compounds to CT-1 and CT-2.

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

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in approximately two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance. The Company has reviewed its internal system. The Company's internal system is Year 2000 compliant. All the hardware and software used by the Company was purchased or licensed less than three years ago and the Company does not expect Year 2000 issues to have any material effect on the Company's business, financial condition or operating results. The Company is in the process of reviewing third party providers and their compliance status of year 2000.

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

     RESET  DATE OF  SERIES  A  CONVERTIBLE  PREFERRED  STOCK;  PAYMENT  IN KIND
     DIVIDENDS

The shares of the Company's Series A Preferred are convertible into shares of Common Stock of the Company. Prior to August 7, 1998 (the "Reset Date"), each share of Series A Preferred was convertible into 2.12 shares of Common Stock and the conversion price of the Series A Preferred was $4.72 per share. Pursuant to the Certificate of Designations for the Series A Preferred (the "Certificate of Designations"), the conversion price was adjusted on the Reset Date such that the new conversion price equals $3.06 per share and each share of Series A Preferred is convertible into 3.27 shares of Common Stock. The conversion price is subject to adjustment as more fully described in the Certificate of Designations. No cash is paid to the Company upon the conversion of the Series A Preferred into shares of the Company's Common Stock. In addition, commencing on the Reset Date the holders of the Series A Preferred are entitled to payment-in-kind dividends ("PIK dividends"), payable semi-annually in arrears, on their shares of Series A Preferred at the rate of 0.13 shares of Series A Preferred for each outstanding share of Series A Preferred.

As a result of the reduction of the conversion price of the Series A Preferred, the holders of the Series A Preferred are entitled to receive a greater number of shares of the Company's Common Stock upon conversion of the Series A Preferred than they would have received upon such conversion prior to August 7, 1998, and this could adversely affect the prevailing market price of the Common Stock. If the Company is obligated to pay PIK dividends to the holders of the Series A Preferred then more shares of Common Stock will be issuable upon conversion of the Series A Preferred, which could also adversely affect the prevailing market price of the Company's Common Stock. The complete description of the rights and preferences of the Series A Preferred is contained in the Certificate of Designations filed with the Secretary of State of the State of Delaware.

             DEVELOPMENT STAGE COMPANY; HISTORY OF OPERATING LOSSES;
            ACCUMULATED DEFICIT; UNCERTAINTY OF FUTURE PROFITABILITY

The technologies and products under development by the Company are in the research and development stage and no operating revenue (outside of a milestone payment made by Bausch & Lomb Surgical ("Bausch & Lomb") and grant revenues) has been generated to date. Except for any payments that Bausch & Lomb may be obligated to make pursuant to the Development & License Agreement (the "Development & License Agreement"), dated May 14, 1998, between Optex Ophthalmologics, Inc., a majority-owned subsidiary of Atlantic ("Optex"), and Bausch & Lomb, the Company does not expect to generate any revenues in the near future. As a result, the Company must be evaluated in light of the problems, delays, uncertainties and complications encountered in connection with recently established businesses. The Company has incurred operating losses since its inception. As of September 30, 1998, the Company's working capital and accumulated deficit were $6,794,586 and $15,052,790, respectively. Operating losses have resulted principally from costs incurred in identifying and acquiring the technologies under development, research and development activities, patent prosecution and maintenance costs and general and administrative costs. The Company expects to incur significant operating losses over the next several years, primarily due to continuation and expansion of its research and development programs, including preclinical studies and clinical trials for its products and technologies under development, as well as costs incurred in identifying and, possibly, acquiring, additional technologies. The Company's ability to achieve profitability depends upon its ability (alone or with corporate partners) to develop pharmaceutical and medical device products, obtain regulatory approval for its proposed products and/or enter into agreements either for the sale or sublicense of its technologies or for product development, manufacturing and commercialization. There can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of its proposed products.

          NEED FOR ADDITIONAL FINANCING; ISSUANCE OF SECURITIES BY THE
                 COMPANY AND ITS SUBSIDIARIES; FUTURE DILUTION

The Company will require, and is constantly considering potential sources for, substantial additional financing to continue its research, to complete its product development and to manufacture and market any products that may be developed. Based solely upon its currently existing consulting, license, sponsored research, independent contractor and employment agreements, the Company currently anticipates that it will spend all of its current cash reserves by the end of the first quarter of 2000. There can be no assurance, however, that the Company's current cash reserves will not be expended prior to that time. The Company anticipates that further funds may be raised at any time through additional public or private debt or equity financings conducted either by the Company or by one or more of its subsidiaries, or through collaborative ventures entered into between the Company or one or more of its subsidiaries and one or more corporate partners. There can be no assurance that the Company will be able to obtain additional financing or that such financing, if available, can be obtained on terms acceptable to the Company. If additional financing is not otherwise available, the Company will be required to modify its business development plans or reduce or cease certain or all of its operations. In such event, holders of securities of the Company will, in all likelihood, lose their entire investment.

Although  Atlantic  and  each  of its  subsidiaries  will  seek  to  enter  into collaborative ventures with corporate partners to fund some or all of its activities, as well as to manufacture or market the products which may be developed, Atlantic and its subsidiaries currently have only one such arrangement in place with a corporate partner (i.e., Bausch & Lomb), and there can be no assurance that Atlantic or any of its subsidiaries will be able to enter into any additional ventures on favorable terms, if at all. In addition, no assurance can be given that Atlantic or any of its subsidiaries would be able to complete a private placement or public offering of its securities. Failure by Atlantic or any of its subsidiaries to enter into such collaborative ventures or to receive additional funding either through a public offering or a private placement to complete its proposed product development programs would have a material adverse effect on the Company. In the event that the Company obtains any additional funding, such financings may have a dilutive effect on the holders of the Company's securities. In addition, if one or more of the Company's subsidiaries raises additional funds through the issuance and sale of its equity securities, the interest of the Company and its stockholders in such subsidiary or subsidiaries, as the case may be, could be diluted and there can be no assurance that the Company will be able to maintain its majority interest in any or all of its current subsidiaries. In addition, the interest of the Company and its stockholders in each subsidiary will be diluted or subject to dilution to the extent any such subsidiary issues shares or options to purchase shares of its capital stock to employees, directors, consultants and others. In the event that the Company's voting interest in any of its current subsidiaries falls below 50%, the Company may not be able to exercise an adequate degree of control over the affairs and policies of such subsidiary as currently being exercised.

In addition, the Company has outstanding convertible securities (other than the Series A Preferred) that are exercisable into an aggregate of 4,739,905 shares of Common Stock at exercise prices ranging from $0.75 to $10.00 per share. Most of such convertible securities are currently exercisable at prices above the per share price of the Common Stock as quoted on Nasdaq as of September 30, 1998. As of September 30, 1998, the Company had outstanding 642,956 shares of its Series A Preferred and warrants to purchase 117,198 shares of Series A Preferred, all of which currently are convertible into shares of the Company's Common Stock at a conversion rate of 3.27 shares of Common Stock for each share of Series A Preferred. The aforementioned conversion rate is subject to adjustment in favor of the holders of the Series A Preferred upon the occurrence of certain events. The exercise of such convertible securities or the conversion of the Series A Preferred, if any, may dilute the value of the Common Stock. In addition, so long as such convertible securities remain unexercised, the terms under which the Company could obtain additional capital may be adversely affected.

                  BAUSCH & LOMB DEVELOPMENT & LICENSE AGREEMENT

On May 14, 1998, Atlantic's majority-owned subsidiary, Optex, entered into a worldwide licensing agreement with Bausch & Lomb to complete the development of Catarex, the cataract removal technology developed by Optex. Under the terms of the agreement, Optex and Bausch & Lomb intend to jointly complete the final design and development of Optex's Catarex cataract removal system. Bausch & Lomb will assume responsibility for commercializing Catarex globally. Optex received a milestone payment upon execution of the Development & License Agreement and is to receive certain additional milestone payments from Bausch & Lomb. In addition, Bausch & Lomb has committed to pay ongoing royalties on sales of Catarex products. There can be no assurance that the Company and Bausch & Lomb will be able to complete the development of Catarex, that the milestones that trigger payment obligations from Bausch & Lomb will be reached or that Bausch & Lomb will be able to successfully commercialize Catarex and, consequently, pay royalties to the Company.

                        NO DEVELOPED OR APPROVED PRODUCTS

To achieve profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, introduce and market its products under development. Most of the preclinical and clinical development work for the products under development of the Company remains to be completed. The Company has not generated, nor is it expected to generate in the near future, any operating revenues (other than some grant revenues and the milestone payment received from Bausch & Lomb). In addition, the Company has no manufacturing or marketing facilities nor any contracts with any commercial manufacturing or marketing entities to manufacture or market the Company's products to consumers (except for the License & Development Agreement with Bausch & Lomb). No assurance can be given that any of its product development efforts will be successfully completed, that required regulatory approvals will be obtained, or that any such products, if developed and introduced, will be successfully marketed or achieve market acceptance.

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

      ANALYSIS OF RESULTS OF A PIVOTAL STUDY OF THE CYCLODEXTRIN TECHNOLOGY

The Company has performed several studies in small animal models of its cyclodextrin technology and the results of this research have indicated that the sulfated cyclodextrins may have potential as a treatment for restenosis and late vein graft failure. In the first quarter 1998, the Company completed research in large animal models of the cyclodextrin technology, as the results of studies in large animal models are believed to be more predictive of the effect of the cyclodextrin technology in humans for the treatment of restenosis. Data analyses of the large animal studies of the cyclodextrin technology for restenosis indicated promising results with continuous intravenous infusion of CT-1 and significant inflammatory reactions with CT-2 (each sulfated beta-cyclodextrins). Based on the results of these studies the Company has decided to discontinue the development of CT-2. The Company intends to conduct additional studies on the compounds that have been developed as follow up compounds to CT-1 and CT-2. Depending on the results of these studies of the cyclodextrin technology as well as the results of ongoing additional studies, the Company may elect, among other alternatives, to sublicense all or some of its proprietary rights and/or to relinquish its proprietary rights to the cyclodextrin technology.

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

             DEPENDENCE ON LICENSE AND SPONSORED RESEARCH AGREEMENTS

The Company depends on license agreements from third parties that form the basis of its proprietary technology. Optex owns the proprietary rights that form the basis of the Catarex technology. In general, the Company also relies on sponsored research agreements for its research and development efforts. However, the research and development for the Catarex device is jointly conducted at the laboratory facilities of the Company's subsidiary, Optex, and at the laboratory facilities of Bausch & Lomb and some of the research and development concerning the 2-5A Chimeric Antisense Technology is conducted at the laboratory facilities of the Company's subsidiary, Gemini Technologies, Inc. The license agreements that have been entered into by the Company typically require the Company's use of due diligence in developing and bringing products to market and the payment of certain milestone amounts that in some instances may be substantial. With the exception of its license from Optex, the Company is also obligated to make royalty payments on the sales, if any, of products resulting from such licensed technology. The Company is also responsible for the costs of filing and prosecuting patent applications and maintaining issued patents. Certain research and development activities of the Company are intended to be conducted by universities or other institutions pursuant to sponsored research agreements. The sponsored research agreements entered into and contemplated to be entered into by the Company generally require periodic payments on an annual, quarterly or monthly basis.

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

              UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS

The success of the Company will depend in large part on its and/or its licensors' ability to obtain patents, defend their patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. The patent position of firms relying upon biotechnology is highly uncertain and involves complex legal and factual questions. To date there has emerged no consistent policy regarding the breadth of claims allowed in biotechnology patents or the degree of protection afforded under such patents. The Company relies on certain United States patents and pending United States and foreign patent applications relating to various aspects of its products and technologies. With the exception of intellectual property owned by Optex, all of these patents and patent applications are owned by third parties and are licensed or sublicensed to the Company. Optex owns the patents and the patent applications relating to the Catarex technology; however, Optex has licensed those rights to Bausch & Lomb. The patent application and issuance process can be expected to take several years and entail considerable expense to the Company, as it is responsible for such costs under the terms of its license agreements. There can be no assurance that patents will issue as a result of any such pending applications or that the existing patents and any patents resulting from such applications will be sufficiently broad to afford protection against competitors with similar technology. In addition, there can be no assurance that such patents will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The commercial success of the Company will also depend upon avoiding infringement of patents issued to competitors. A United States patent application is maintained under conditions of confidentiality while the application is pending, so the Company cannot evaluate any inventions being claimed in pending patent applications filed by its competitors.
Litigation may be necessary to defend or enforce the Company's patent and license rights or to determine the scope and validity of others' proprietary rights. Defense and enforcement of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable to the Company, and can result in the diversion of substantial resources from the Company's other activities. An adverse outcome could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties, or require the Company to alter its products or technologies, or cease altogether any related research and development activities or product sales, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

          DEPENDENCE ON OTHERS FOR CLINICAL DEVELOPMENT OF, REGULATORY APPROVALS FOR AND MANUFACTURE AND MARKETING OF PHARMACEUTICAL PRODUCTS

The Company does not have the resources to directly manufacture, market or sell any of its proposed products and the Company has no current plans to acquire such resources. Atlantic's subsidiary, Optex, has entered into a License & Development Agreement with Bausch & Lomb, and the Company anticipates that it may, in the future, enter into additional collaborative agreements with pharmaceutical and/or biotechnology companies for the development of, clinical testing of, seeking of regulatory approval for, manufacturing of, marketing of and commercialization of certain of its proposed products. The Company may in
the  future  grant  to  its   collaborative   partners  rights  to  license  and
commercialize any products developed under these collaborative agreements, and such rights would limit the Company's flexibility in considering alternatives for the commercialization of such products. Under such agreements, the Company may rely on its respective collaborative partners to conduct research efforts and clinical trials on, obtain regulatory approvals for and manufacture, market and commercialize certain of its products. The Company expects that the amount and timing of resources devoted to these activities generally will be controlled by each such individual partner. The inability of the Company to acquire such third party development, clinical testing, seeking of regulatory approval, manufacturing, distribution, marketing and selling arrangements on commercially acceptable terms for the Company's long-term needs for such anticipated products would have a material adverse effect on the Company's business. There can be no assurance that the Company will be able to enter into any additional arrangements for the development, clinical testing, seeking of regulatory approval, manufacturing, marketing and selling of its products, or that, if such arrangements are entered into, such future partners will be successful in commercializing products or that the Company will derive any revenues from such arrangements.

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

                  DEPENDENCE UPON KEY PERSONNEL AND CONSULTANTS

The Company is highly dependent upon its officers and directors, as well as its Scientific Advisory Board members, consultants and collaborating scientists. Atlantic and its subsidiaries have an aggregate of only ten full-time employees, three of whom are officers of Atlantic and each of its subsidiaries, and the loss of any of these individuals would have a material adverse effect on the Company. Although Atlantic has entered into employment agreements with each of its officers, such employment agreements do not contain provisions which would prevent such employees from resigning their positions with Atlantic at any time or from competing with the Company, directly or indirectly. The Company does not maintain key-man life insurance policies on any of such key personnel. Each of the Company's non-employee directors, advisors and consultants devotes only a portion of his or her time to the Company's business. The loss of certain of these individuals could have a material adverse effect on the Company. On July 10, 1998, Jon Douglas Lindjord, then President and Chief Executive Officer of the Company and a member of its Board of Directors, resigned from such positions. This resignation may have a material adverse effect on the Company. At this time, Robert A Fildes, Ph.D., the Company's Chairman of the Board, is serving as Interim President and Chief Executive Officer, and the Company is conducting an executive search for a replacement for Mr. Lindjord.

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

       CERTAIN INTERLOCKING RELATIONSHIPS; POTENTIAL CONFLICTS OF INTEREST

Lindsay A. Rosenwald, M.D., a principal stockholder of the Company, is the President and sole stockholder of Paramount Capital, Incorporated, a New York-based merchant and investment banking firm specializing in the biotechnology industry ("Paramount" or the "Placement Agent"), and the placement agent for the Company's 1997 private placements of its Series A Preferred (the "Private Placement"). Steven H. Kanzer, a director of the Company, is the Senior Managing Director, Head of Venture Capital of Paramount. Michael S. Weiss, the Company's Secretary, is the Senior Managing Director, Head of Investment Banking of Paramount. A. Joseph Rudick, Jr., M.D., an associate of Paramount and Paramount Capital Investments, LLC, a company wholly owned by Dr. Rosenwald, is a director of each of Channel Therapeutics, Inc., a wholly owned subsidiary of the Company, and Optex Ophthalmologics, Inc., a majority-owned subsidiary of the Company. In the regular course of its business, Paramount identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. Generally, Delaware corporate law requires that any transactions between the Company and any of its affiliates be on terms that, when taken as a whole, are substantially as favorable to the Company as those reasonably obtainable from a person who is not an affiliate in an arms-length transaction. The Company is bound by agreements between itself and Paramount pursuant to which Paramount agreed to provide financial advisory services to the Company and pursuant to which Paramount agreed to provide placement advisory services in connection with the Private Placement. Nevertheless, none of Paramount, Dr. Rosenwald, Mr. Kanzer, Mr. Weiss or Dr. Rudick is obligated pursuant to any agreement or understanding with the Company to make any additional products or technologies available to the Company, nor can there be any assurance, and the Company does not expect and securityholders should not expect, that any biomedical or pharmaceutical product or technology identified by Paramount, Dr. Rosenwald, Mr. Kanzer, Mr. Weiss or Dr. Rudick in the future will be made available to the Company. In addition, certain of the officers and directors of the Company may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not, in the future, have interests in conflict with those of the Company.

                        CONTROL BY EXISTING STOCKHOLDERS

Dr. Rosenwald and VentureTek, L.P. (a limited partnership controlled by certain relatives of Dr. Rosenwald but as to the partnership interests of which Dr. Rosenwald disclaims beneficial ownership) together beneficially own approximately 17.6% of the outstanding shares of Common Stock of the Company and Dr. Rosenwald and certain affiliates of Paramount own Placement Warrants to purchase approximately seven percent of the Series A Preferred. Generally, the holders of the Common Stock and the Series A Preferred vote together as a single class. Accordingly, such holders, if acting together, may have the ability to exert significant influence over the election of the Company's Board of Directors and other matters submitted to the Company's stockholders for approval. The voting power of these holders may discourage or prevent any proposed takeover of the Company.

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

                           TERMS OF SERIES A PREFERRED

The Certificate of Designations of the Series A Preferred provides that the holders of the Series A Preferred generally vote with the holders of the Common Stock as a single class. However, so long as at least 687,500 shares of Series A Preferred are outstanding, the Company needs the approval of 66.67% of the outstanding shares of the Series A Preferred, voting separately as a class, to approve certain actions of the Company. In addition, the holders of the Series A Preferred receive a liquidation preference upon the consummation of certain corporate transactions, are entitled to notice of certain corporate transactions and the conversion price of the Series A Preferred is adjustable upon the occurrence of certain events. The preferences accorded to the Series A Preferred may adversely affect the prevailing market price of the Company's other securities.

          POTENTIAL ADVERSE EFFECT OF REDEMPTION OF REDEEMABLE WARRANTS

As of December 14, 1996, the Redeemable Warrants are subject to redemption commencing December 14, 1996 by the Company under certain conditions. Redemption of the Redeemable Warrants could encourage holders to exercise the Redeemable Warrants and pay the exercise price at a time when it may be disadvantageous for the holders to do so, to sell the Redeemable Warrants at the current market price when they might otherwise wish to hold the Redeemable Warrants, or to accept the redemption price, which may be substantially less than the market value of the Redeemable Warrants at the time of redemption. The holders of the Redeemable Warrants will automatically forfeit their rights to purchase the shares of Common Stock issuable upon exercise of such Redeemable Warrants unless the Redeemable Warrants are exercised before they are redeemed. The holders of Redeemable Warrants do not possess any rights as stockholders of the Company unless and until such Redeemable Warrants are exercised.

           POSSIBLE ADVERSE EFFECT OF SHARES ELIGIBLE FOR FUTURE SALE

Future sales by existing stockholders could adversely affect the prevailing market price of the Company's securities. The outstanding shares of the Company's Common Stock and the shares of Common Stock issuable upon conversion of the Series A Preferred are all freely tradable, subject to volume and other restrictions imposed by Rule 144 under the Securities Act with respect to sales by affiliates of the Company. An 18-month restriction on transfer applicable to the shares of Common Stock now owned or hereafter acquired by the Company's officers, directors and certain stockholders expired on June 14, 1997. A nine-month restriction on transfer applicable to the shares of Common Stock issuable upon conversion of the Series A Preferred expired on August 11, 1998. Sales of substantial amounts of Common Stock may have an adverse effect on the market price of the Company's securities.

No prediction can be made as to the effect, if any, that sales of Units, Redeemable Warrants and/or Common Stock or the availability of such securities for sale will have on the market prices prevailing from time to time for such securities. Nevertheless, the possibility that substantial amounts of such securities may be sold in the public market may adversely affect prevailing market prices for the Company's equity securities and could impair the Company's ability to raise capital in the future through the sale of equity securities.

       SECURITIES LAW RESTRICTIONS ON THE EXERCISE OF REDEEMABLE WARRANTS

A holder of Redeemable Warrants has the right to exercise such Redeemable Warrants for the purchase of shares of Common Stock only if the Company has filed with the Commission a current prospectus meeting the requirements of the Securities Act covering the issuance of such shares of Common Stock issuable upon exercise of the Redeemable Warrants and only if the issuance of such shares has been registered or qualified, or is deemed to be exempt from registration or qualification under, the securities laws of the state of residence of the holder of the Redeemable Warrant. The Company has filed and has undertaken to keep effective and current a prospectus permitting the purchase and sale of the Common Stock underlying the Redeemable Warrants, but there can be no assurance that the Company will be able to keep such prospectus effective and current. Although the Company intends to seek to qualify for sale the shares of Common Stock underlying the Redeemable Warrants in those states in which the securities are to be offered, no assurance can be given that such qualification will occur. The Redeemable Warrants may be deprived of any value if a prospectus covering the shares of Common Stock issuable upon the exercise thereof is not kept effective and current or if such underlying shares are not, or cannot be, registered in the applicable states.

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

                   LIQUIDITY OF INVESTMENT; VOLUME OF TRADING

The Company's securities are traded on the Nasdaq SmallCap Market and lack the liquidity of securities traded on the principal trading markets. Accordingly, an investor may be unable to promptly liquidate an investment in the Company's securities.

                            VOLATILITY OF STOCK PRICE

The securities markets have, from time to time, experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. These fluctuations often substantially affect the market price of a company's securities. In particular, the market prices for securities of medical device companies and biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. The market price of the Company's securities has in the past and in the future may be subject to volatility in general and from quarter to quarter in particular depending upon announcements regarding developments of the Company or its competitors, or other external factors, as well as continued operating losses by the Company and fluctuations in the Company's financial results. These factors could have a material adverse effect on the Company's business, financial condition and results of operations and may not be indicative of the prices that may prevail in the public market.

                     RISK OF PRODUCT LIABILITY; NO INSURANCE

Should the Company develop and market any products, the marketing of such products, through third-party arrangements or otherwise, may expose the Company to product liability claims. The Company presently does not carry product liability insurance. Upon clinical testing or commercialization of the Company's proposed products, certain of the licensors require that the Company obtain product liability insurance. There can be no assurance that the Company will be able to obtain such insurance or, if obtained that such insurance can be acquired in sufficient amounts to protect the Company against such liability or at a reasonable cost. The Company is required to indemnify the Company's licensors against any product liability claims incurred by them as a result of the products developed by the Company. None of the Company's licensors has made, and are not expected to make, any representations as to the safety or efficacy of the inventions covered by the licenses or as to any products which may be made or used under rights granted therein or thereunder. In addition, Optex is required to indemnify Bausch & Lomb for certain matters under the terms of their Development & License Agreement.

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

            ANTITAKEOVER EFFECTS OF PROVISIONS OF THE CERTIFICATE OF
                         INCORPORATION AND DELAWARE LAW

Atlantic's Restated Certificate of Incorporation (the "Certificate of Incorporation") authorizes the issuance of shares of "blank check" Preferred Stock. Its Board of Directors has the authority to issue the Preferred Stock in one or more series and to fix the relative rights, preferences and privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders of the Company. The issuance of Preferred Stock with voting and conversion rights may adversely affect the voting power of the holders of the Common Stock, including the loss of voting control to others.

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

     YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in approximately two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance. The Company has reviewed its internal system. The Company's internal system is Year 2000 compliant. All the hardware and software used by the Company was purchased or licensed less than three years ago and the Company does not expect Year 2000 issues to have any material effect on the Company's business, financial condition or operating results. The Company is in the process of reviewing third party providers and their compliance status of year 2000.

ITEM-3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

PART TWO - OTHER INFORMATION

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     The Company's annual meeting of stockholders was convened on May 11, 1998. A quorum was not present at the May 11, 1998 meeting and, accordingly, the annual meeting was adjourned to June 15, 1998. At the reconvened meeting on June 15, 1998, a quorum was not present and, accordingly, the annual meeting was adjourned to July 15, 1998. At the reconvened meeting on July 15, 1998, a quorum was not present and, accordingly, the annual meeting was adjourned to August 28, 1998, upon due notice. On August 28, 1998 a quorum was present.

Matters Voted on by Holders of Common Stock and Series A Preferred as a Class:
------------------------------------------------------------------------------

     Total shares of Common Stock voted were 2,068,246 out of 3,390,567 entitled to vote. Total shares of Series A Preferred voted were 1,131,354 out of 2,262,708 entitled to vote. Each share of Common Stock was entitled, as of the record date for the annual meeting of stockholders, to one vote for each share of Common Stock held. Each share of Series A Preferred was entitled, as of the record date for the annual meeting of stockholders, to 2.12 votes for each share of Series A Preferred held, and the following tables list the number of shares of Series A Preferred voted and not the number of votes cast by the holders of the Series A Preferred. The holders of shares of Common Stock and the holders of Series A Preferred voted together as a single class on the following four matters.

                                          Votes of Holders of Common Stock
                                          --------------------------------
1. Election of Directors                  For                Withheld
                                          ---                --------
Jon D. Lindjord                           2,061,546          6,700

Robert A. Fildes, Ph.D.                   2,060,546          7,700

Yuichi Iwaki, M.D., Ph.D.                 2,060,546          7,700

Steven H. Kanzer                          2,059,846          8,400

John K. A. Prendergast, Ph.D.             2,059,846          8,400

Paul D. Rubin, M.D.                       2,060,546          7,700

                                          Votes of Holders of Series A Preferred
                                          --------------------------------------
Election of Directors                     For                Withheld
                                          ---                --------
Jon D. Lindjord                           1,083,654          47,700

Robert A. Fildes, Ph.D.                   1,131,354               0

Yuichi Iwaki, M.D., Ph.D.                 1,104,854          26,500

Steven H. Kanzer                          1,120,754          10,600

John K. A. Prendergast, Ph.D.             1,126,054           5,300

Paul D. Rubin, M.D.                       1,120,754          10,600

On July 10, 1998 Jon D. Lindjord, formerly the Chief Executive Officer, President and a director of the Company, resigned from all of his positions with the Company. Following the August 28, 1998 stockholder meeting the members of the Board of Directors standing for election were re-elected. Subsequently, on October 7, 1998 Paul D. Rubin, M.D. resigned from the Board. Therefore, the Company's Board of Directors now consists of Robert A. Fildes, Ph.D., Yuichi Iwaki, M.D., Ph.D., John K.A. Prendergast, Ph.D. and Steven H. Kanzer. The Board of Directors currently has two vacancies.

2. Approving an amendment to the Company's Restated Certificate of Incorporation, as amended, to decrease the number of authorized shares of Common Stock of the Company from 80,000,000 to 50,000,000 and to decrease the number of authorized shares of Preferred Stock of the Company from 50,000,000 to 10,000,000.

Votes of Holders of Common Stock
--------------------------------
For            Against               Abstain          Broker Non-Votes
---            -------               -------          ----------------

743,103        5,548                 3,500            1,316,095

Votes of Holders of Preferred Stock
-----------------------------------
For                 Against                  Abstain
---                 -------                  -------

1,104,854           10,600                   15,900

Accordingly, following the August 28, 1998 meeting the amendment of the Company's Restated Certificate of Incorporation, as amended, was approved.

3. To ratify the Board of Directors' selection of KPMG Peat Marwick LLP as the Company's independent auditors for the year ending December 31, 1998.

Votes of Holders of Common Stock
--------------------------------
For                 Against                  Abstain
---                 -------                  -------

2,058,146           8,100                    2,000

Votes of Holders of Series A Preferred
--------------------------------------
For                 Against                  Abstain
---                 -------                  -------

1,120,754           0                        10,600

Accordingly, following the August 28, 1998 meeting the selection of KPMG Peat Marwick LLP as the Company's independent auditors was ratified.

4. To transact such other business as may properly come before the Annual Meeting and any adjournment or adjournments thereof.

Votes of Holders of Common Stock
--------------------------------
For                 Against                  Abstain
---                 -------                  -------

2,019,646           44,000                   4,600

Votes of Holders of Series A Preferred
--------------------------------------
For                 Against                  Abstain
---                 -------                  -------

1,049,204           18,550                   63,600

Accordingly, the Company was authorized to transact other business; however, no such business came before the meeting.


There were additional  items that were submitted only for the vote of the Series
--------------------------------------------------------------------------------
A Preferred shareholders:
-------------------------

(1) Approving the payment by the Company to each non-employee director of a $6,000 annual fee and a fee for attendance at meetings of the Board and committees of the Board.

(2) Approving a Consultancy Agreement and a Financial Services Agreement between the Company and Yuichi Iwaki, M.D., Ph.D., a director of the Company.

(3) Approving a Consultancy Agreement and a Financial Services Agreement between the Company and John Prendergast, Ph.D., a director of the Company.


At least 66.67% of the number of outstanding shares of Series A Preferred voting in favor of the immediately preceding three proposals was required in order to approve these items; however, there was not a quorum present to approve these items because only 50% of the Series A Preferred voted at the annual meeting. Therefore, none of the foregoing three items were approved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

27.1   Financial Data Schedule

b. Form 8-K Reports

No current reports on Form 8-K were filed in the quarter ended September 30, 1998.

SIGNATURES
----------


     IN ACCORDANCE WITH THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                         ATLANTIC PHARMACEUTICALS, INC.

                                November 4, 1998


                              /S/ Robert A. Fildes
                              --------------------
                             Robert A. Fildes, Ph.D.
                            Chairman of the Board and
                  Interim Chief Executive Officer and President
                          (Principal Executive Officer)

                              /S/ Shimshon Mizrachi
                              ---------------------
                                Shimshon Mizrachi
                             Chief Financial Officer
                  (Principal Accounting and Financial Officer)