Form 10KSB
period 1998-12-31
ATLANTIC PHARMACEUTICALS INC
filed 1999-03-25
CIK 1001316

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1998
                                       OR
[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

                         Commission File Number 0-100316
                         -------------------------------

                         ATLANTIC PHARMACEUTICALS, INC.
               (Exact name of issuer as specified in its charter)

            DELAWARE                                       36-3898269
            --------                                       ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

1017 Main Campus Drive, Suite 3900, Raleigh, North Carolina           27606
-----------------------------------------------------------           -----
          (Address of principal executive offices)                   Zip Code

                                 (919) 513-7020
                                 --------------
                           (Issuer's telephone number)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

     Title of each class          Name of each exchange on which registered
     -------------------          -----------------------------------------
             None                                    None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

               Units, each consisting of one share of Common Stock
                           and one Redeemable Warrant
                         Common Stock, $.001 par value
                              Redeemable Warrants


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The  issuer's  revenues  for the  fiscal  year  ended  December  31,  1998  were
$2,500,000

As of March 16, 1999 there were 4,561,038 outstanding shares of common stock, par value $.001 per share.

The aggregate market value of the voting common stock of the issuer held by non-affiliates of the issuer on March 16, 1999 based on the closing price of the common stock as quoted by the Nasdaq SmallCap Market on such date was $6,841,557.

Transitional Small Business Disclosure Format: YES [ ]   NO [X]

In addition to historical information, this report contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties that are described below more fully in "Risk Factors". While the outlook represents our current judgement on the future direction of the business, these risks and uncertainties are only some of the factors that may ultimately affect the success of Atlantic Pharmaceuticals, Inc. Actual results may differ materially from any future performance suggested in this report.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

     Atlantic Pharmaceuticals, Inc. ("Atlantic" or the "Company") is engaged in the development of biomedical and pharmaceutical products and related technologies. The Company's strategy consists of: (i) identifying nascent products and technologies in the medical and related fields that it believes have potential commercial viability and address significant unmet market needs which, if successful, have the potential to be market leaders; (ii) funding research and development of such projects in exchange for licenses or other rights to commercialization of such technologies; and (iii) attempting to commercialize such products and technologies by either selling or sublicensing rights or by entering into agreements with one or more pharmaceutical or biomedical companies for clinical development, manufacturing and/or marketing of such technology.

     The Company has rights to four technologies which it believes may be useful in the treatment of a variety of diseases, including cancer, infectious disease, ophthalmic disorders, cardiovascular disorders, pain and inflammation. The primary focus of the Company's activities for the near future will be the development of these technologies. The Company periodically may explore entering into strategic relationships, cross-licensing arrangements or other business agreements with third parties that are consistent with the development of the Company's technologies. Currently, all of the Company's potential products and technologies are in preclinical stages of development and no assurance can be given as to the successful development, production or commercialization of any of the Company's technologies. The Company may also explore the acquisition and subsequent development and commercialization of additional biomedical and pharmaceutical products and technologies.

OVERVIEW OF THE CORPORATE STRUCTURE

     The Company was incorporated in 1993. Each of the Company's technologies is held either by the Company or by one of its operating subsidiaries, which are managed by employees of the Company: (1) Optex Ophthalmologics, Inc., a Delaware corporation ("Optex"), (2) Gemini Technologies, Inc., a Delaware corporation ("Gemini"), and (3) Channel Therapeutics, Inc., a Delaware corporation
("Channel") (collectively, the "Operating Companies"). By providing a centralized management team to oversee the transition of products and technologies from the preclinical development stage to commercialization, the Company intends to minimize administrative costs, thereby maximizing capital available for research and development. In addition, Atlantic intends to budget and monitor funds and other resources among itself and the Operating Companies, thereby providing the Company with the flexibility to allocate resources among technologies based on the progress of the individual projects. (The terms the "Company" and "Atlantic" may refer to Atlantic and/or any or all of the Operating Companies as indicated by the context.) The Company has established a separate Scientific Advisory Board for each technology or product. The Scientific Advisory Boards are composed of eminent scientists who provide advice and expertise to the Company on its research and development activities.

OPTEX OPHTHALMOLOGICS AND THE CATAREXTM TECHNOLOGY

     BACKGROUND

     One of the most common disorders of aging is the development of a cataract, or a clouding of the normally crystalline lens inside the eye, resulting in either increased glare, decreased vision or both. Cataracts progressively degrade visual acuity, eventually requiring surgical extraction of the affected lens to restore vision. Cataracts may exist at birth, may result from aging or may be caused by injury or disease. Cataract surgery is currently the most frequently performed therapeutic surgical procedure in the United States among persons over 65 years of age. Medicare pays $3.4 billion a year for 1 million of the 1.3 million cataract procedures performed annually in the United States. Each year approximately 3.6 million cataract surgeries are performed worldwide. According to the American Academy of Ophthalmology, the chances are 50% that a person between the ages of 52 and 64 will develop a cataract and by age 75 almost everyone will develop a cataract. The Company anticipates that, in light of the demographics of an aging population, the number of cataract removal procedures performed annually will increase for the near future.

     Currently, there are two principal technologies that are widely used for cataract removal: extracapsular cataract extraction ("ECCE") and phacoemulsification ("phaco"). Until relatively recently, the majority of cataract procedures were done as ECCE, which is generally a simple and reliable procedure that is applicable to all densities of cataracts. The ECCE procedure requires direct surgical extraction of the entire lens nucleus in one step through an approximately 11 millimeter ("mm") incision in the eye and an approximately 6mm opening in the lens capsule contained inside the eye. The residual cortical material (the softer material that surrounds the lens nucleus) is then removed using a mechanical irrigation/aspiration device. Following complete removal of the lens, an intraocular synthetic polymer lens is inserted into the eye and placed in the remaining portion of the lens capsule. Although an effective procedure, ECCE has a number of disadvantages, including significant surgery time, post-operative recovery time and visual rehabilitation time. Phaco is an ultrasound assisted fragmentation of the lens nucleus performed through an approximately 3mm to 5mm surgical incision in the eye and a slightly smaller opening in the lens capsule than that used in ECCE. In the phaco procedure the surgeon uses an ultrasound emitting handpiece to sculpt or carve the lens nucleus. Phaco is less invasive and calls for smaller incisions in the eye and lens capsule than ECCE, allowing for faster recovery and improved post-operative outcome by reducing astigmatism induced by wound healing. Phaco, however, also has disadvantages, including the need for substantial training and skill for the surgeon in order to perform the procedure. In addition, the ultrasound energy and stray fragments of the lens nucleus resulting from the phaco procedure can damage the cells that line the inner layer of the cornea resulting in degeneration of such layer.

     THE CATAREXTM DEVICE AND ITS APPLICATIONS

     The Company is developing its Catarex technology to overcome the limitations and deficiencies of traditional ECCE and phaco cataract extraction techniques. Catarex removes the lens nucleus and cortex in a single step through a small incision in the eye while leaving the lens capsule functionally intact. The Catarex device is inserted into the eye through an approximately 3mm incision and advanced into the lens capsule through a 1.5mm incision. Once positioned within the lens capsule, the device is activated and the lens nucleus and cortex are removed through the action of fluid vortex forces drawing the lens material to the device where it is mechanically emulsified and aspirated. The incision in the lens capsule would then need to be slightly enlarged (because of the limitations of currently available intraocular lenses) and a new synthetic lens would then be placed in the capsule.

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

     RESEARCH AND DEVELOPMENT ACTIVITIES

     The feasibility of Catarex has been demonstrated in ex vivo bovine, porcine and human cataract preparations using a laboratory prototype of the device. In ex vivo studies using porcine eyes the eye was left intact and the lens nucleus and cortical material were removed through a 2mm to 3mm capsulorexis (puncture) in the anterior lens capsule. This prototype device was also demonstrated to be effective in removing the ocular lens in an in vivo study conducted in a porcine model. The in vivo study demonstrated rapid and complete removal of the lens, and a pathology study found this lens removal had no observed adverse effects on the structure of the eye. Optex has completed work on a functional clinical prototype of the Catarex device. This prototype has been tested in vivo in a porcine model and in a human cataract model developed by the scientific founders of Optex. In this model, the human cataract lens and lens capsule are removed intact and embedded in gelatin. The studies demonstrated the ability of Catarex to remove cataract lenses of a wide range of hardness while maintaining a functionally intact lens capsule.

     In May 1998, the Company entered into a worldwide licensing deal with Bausch & Lomb Surgical ("Bausch & Lomb"), a multinational company in the field of ophthalmology. The agreement provides for the payment by Bausch & Lomb of up-front and milestone payments as well as the payment of royalties to Optex on sales of the Catarex device. In addition, the agreement provides that Bausch & Lomb will reimburse Optex for all of its costs (up to $2.5 million) related to the development of the Catarex device since the date of the agreement and that Bausch & Lomb will be responsible for clinical testing, obtaining regulatory approval worldwide, manufacturing and commercializing the product. As of December 31, 1998, Optex had received $2.5 million in up-front and milestone payments and more than $1 million in reimbursement of costs. The next milestone payment of $4 million will be payable upon a clinical demonstration of the efficacy of the Catarex device. This payment is anticipated early in the year 2000. See "Risk Factors - Risks Concerning Commercialization of Catarex."

     Research and development efforts at this time are focused on developing a manufacturable device and refining the disposable portions of the device. This work has been done by both Optex and Bausch & Lomb employees. The Company anticipates that Bausch & Lomb will file a 510(k) application with the U.S. Food and Drug Administration (the "FDA") in 1999.

     COMPETITIVE BUSINESS ENVIRONMENT

     There are several large companies that have significant franchises in the phaco market. The Company is aware of several other devices under development for cataract removal. At this time, the Company does not anticipate that these devices offer any advantages over those foreseen for the Catarex device.

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

     EMPLOYEES

     Optex currently employs three full time employees who are the inventors of the Catarex technology and are responsible for its development at its leased facilities in San Juan Capistrano, California. The Company has also periodically hired consultants based on its business needs. At this time there are no plans to hire additional employees of the Company.

ATLANTIC PHARMACEUTICALS AND THE CT-3 TECHNOLOGY

     BACKGROUND

     Agents for the treatment of pain and inflammation are among the most widely prescribed pharmaceutical products. Currently available analgesic (anti-pain) and anti-inflammatory drugs include narcotics, non-narcotic analgesics, corticosteroids and nonsteroidal anti-inflammatory drugs including COX-2 inhibitors ("NSAIDs"). Although highly effective as analgesics, the usefulness of narcotics is limited by their addictive potential and other significant adverse effects. In contrast, non-narcotic analgesics are safer but, due to their low potency, have limited usefulness in cases of severe and/or chronic pain. Use of corticosteroids, which are highly effective as anti-inflammatory agents, is limited by their potentially significant side effects. NSAIDs, such as aspirin, ibuprofen and indomethacin, are generally safer than corticosteroids for long-term administration, but they too can cause significant side effects when used chronically. The newer COX-2 inhibitors, e.g. Celebra (G.D. Searle & Co.), although potentially less ulcerogenic than traditional NSAIDs, do not appear to be more efficacious for pain relief or inflammation.

     Although a major focus of pharmaceutical research for many years has been the development of safe, powerful anti-inflammatory and analgesic drugs with minimal adverse side effects, no such universally applicable safe drug has yet been developed. A variety of compounds are in preclinical and early clinical development, but it is not clearly evident that an acceptable combination of high potency and good safety has yet been achieved.

     THE CT-3 TECHNOLOGY AND ITS APPLICATIONS

     The Company is the licensee of exclusive worldwide rights to three U.S. patents and one U.S. patent application and corresponding foreign applications covering a group of compounds, one of which is currently designated "CT-3." The Company believes that this group of compounds may be potentially useful in the treatment of inflammation and pain based upon the anti-inflammatory and analgesic properties exhibited in early preclinical studies. The Company also believes that this group of compounds has a reduced potential for side effects based on these early studies.

     The Company is developing CT-3, a synthetic derivative of a metabolite of tetrahydrocannabinol (THC). Animal studies have shown that CT-3 lacks the ulcerogenic side effects of NSAIDs. Animal studies using dosages significantly higher than the anticipated therapeutic dose of CT-3 have indicated a lack of central nervous system side effects, and the Company believes that CT-3 provides anti-inflammatory and analgesic effects without the psychoactive effects of THC. Several in vitro studies have indicated that CT-3 acts by inhibiting a number of cytokines (mediators of inflammation) and the Company believes this mechanism of action is potentially useful in the treatment of inflammation. Several in vivo studies have tested the analgesic activity of CT-3 and the data available, to date, indicates the potential of CT-3 to have equipotent analgesic activity as compared to morphine without comparable adverse effects such as constipation and addiction liability. In addition, CT-3 has been tested in an in vivo model of rheumatoid arthritis and showed significant anti-inflammatory effects, including the potential to positively modify the course of joint destruction. The preliminary data on CT-3 makes it an attractive candidate for development as an anti-inflammatory agent and an analgesic agent that potentially lacks the major side effects of traditional NSAIDs, corticosteroids and narcotics. Initially, the Company plans to develop an oral formulation of CT-3 as a treatment for acute pain and possibly acute inflammation, followed by chronic use indications in those categories. The Company believes that it is not yet known whether this compound is more clinically efficacious than traditional NSAIDs, corticosteroids, COX-2 inhibitors and the variety of potential competitor compounds in late preclinical and early clinical development. .

     RESEARCH AND DEVELOPMENT ACTIVITIES

     The Company is developing CT-3 as the lead compound in the series of patented compounds. CT-3 has been tested in a number of pre-clinical in vitro and in vivo studies to profile its potential activity and to elucidate possible mechanisms of action.

     Research activities in 1998 focused on the toxicology work necessary to begin clinical studies. CT-3 is currently still undergoing formal toxicology testing. The toxicology program underway is a focused program aimed at beginning clinical testing in Europe during the third quarter of fiscal 1999. The Company believes that it is crucial to conduct Phase I studies to determine the potential for any detrimental central nervous system effects of CT-3. The design of the clinical program will require additional toxicology testing and formulation development prior to beginning large-scale clinical studies. To date, the results of the toxicology testing have not resulted in any data that would cause the discontinuation of the development program.

     In addition to toxicology testing, the Company has begun a series of studies to attempt to further elucidate the analgesic mechanism of action of CT-3 and to determine if it has any potential for addiction or tolerance, which are significant drawbacks of narcotic analgesics. To date, no information is available from these studies.

     As the Company is currently focusing research efforts on advancing CT-3 to clinical studies, no further work is currently scheduled on analogue or follow-up compounds for CT-3. See "Risk Factors - Risks Concerning Development of CT-3."

     COMPETITIVE BUSINESS ENVIRONMENT

     The market for the treatment of pain and inflammation is large and highly competitive. Several multinational pharmaceutical companies currently have significant franchises in this market and many companies have active research programs to identify and develop more potent and safer anti-inflammatory and analgesic agents. One notable area of research is in the development of "COX 2 inhibitors" that are claimed to be safer to the stomach than available NSAIDs. (COX 2 inhibition is not considered a significant contributor to the mechanism of action of CT-3; in vitro studies have shown very weak COX 2 inhibition.) One of these COX 2 inhibitor compounds has recently received FDA approval, another is being reviewed by the FDA in connection with a New Drug Application and several others are in various stages of clinical development. The Company believes that the potential advantages of CT-3 merit its development and it believes that if the development is successful CT-3 could become a significant new agent in the treatment of pain and inflammation.

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

     EMPLOYEES

     Atlantic currently employs three full-time employees. All of these employees are officers of each of Atlantic and the Operating Companies. The three Atlantic employees are responsible for managing the development of CT-3 in addition to their managerial responsibilities in Atlantic and all subsidiary companies. No employees were hired solely to develop CT-3.

GEMINI TECHNOLOGIES AND THE 2-5A ANTISENSE TECHNOLOGY

     BACKGROUND

     Proteins carry out physiological functions of humans and microorganisms. For example, in infectious diseases, proteins of invading organisms mediate the infectious process, and in many malignancies, it is the presence of a defective/abnormal protein that causes a cell's abnormal growth. The instructions to produce all of the proteins in the human body are stored in the cell nuclei in the form of deoxyribonucleic acid ("DNA"). DNA contains the information that is the blueprint for protein molecules. In order to produce a protein, a cell must first copy the relevant information in the DNA into a messenger ribonucleic acid ("mRNA") molecule (a process known as transcription). Such information is conveyed by the precise sequence of the nucleotide chain comprising the mRNA molecule. Once the information is transcribed into a mRNA molecule, it is transported out of the cell's nucleus into the cytoplasm where, a process known as translation uses the information encoded by the mRNA used to synthesize a protein. Viruses use either DNA or RNA as their genetic material that can also be used as a potential target for antisense therapeutic agents.

     One of the key properties of short nucleotide chains ("oligonucleotides") is the ability of complementary sequences ("sense" and "antisense") to bind to each other. This process is highly specific, with the specificity largely being determined by the sequence of the oligonucleotides involved.

     The use of antisense molecules as therapeutics is a relatively new and experimental concept. Generally, antisense therapeutics alter the production of disease-causing proteins. They do so by binding specifically to targeted strands of mRNA or viral genomic RNA (the "sense"). In many pathological conditions, it is the information encoded by the mRNA (or genomic RNA) that is utilized to synthesize proteins involved in the causation and even the perpetuation of a disease. By utilizing the sequence of the target RNA, an antisense molecule (an "antisense oligonucleotide") capable of binding to the target RNA can be designed. The effect of this binding is to block the ability of the RNA to produce disease-causing proteins. The antisense that is bound to the RNA may directly impair the translation of the RNA into protein, or it may promote RNA degradation by attracting cellular enzymes known as ribonucleases (RNases) that cleave RNA. To date, only one such therapeutic has been approved by the FDA but several dozen antisense compounds are being utilized in human clinical trials by other companies and the Company expects that one or more of those companies will apply to the FDA for marketing approval within the next several years.

THE 2-5A CHIMERIC ANTISENSE TECHNOLOGY AND ITS APPLICATION

         Gemini is developing a novel antisense technology that combines the 2'-5' oligoadenylate (2-5A) complex with standard antisense compounds to form a chimeric molecule (the "2-5A Chimeric Antisense Technology"). Two of the key components of the 2-5A system are 2-5A, a short oligoadenylate, and 2-5A dependent ribonuclease

L (RNaseL), an enzyme found in most human cells. RNaseL becomes selectively activated after interacting with a 2-5A antisense chimera; RNaseL then rapidly and selectively degrades the target RNA.

     The catalytic properties of the 2-5A Chimeric Antisense Technology increase the rate at which a targeted RNA molecule is degraded. The Company believes that the specificity and the catalytic properties of the 2-5A Chimeric Antisense Technology represent an improvement over existing antisense therapeutics under development by other companies. In addition, the Company believes that its 2-5A Chimeric Antisense Technology may be useful when combined with selected antisense therapeutics under development by third parties.

     RESEARCH AND DEVELOPMENT ACTIVITIES

     The Company is currently conducting research at its own laboratory facilities and is also sponsoring research at the National Institutes of Health (the "NIH"). The current research is focused on two main objectives: (1) to continue basic research with the 2-5A Chimeric Antisense Technology in order to improve the knowledge base of the technology, efficiency of synthesis and to potentially increase its broad-potential ("platform") clinical utility and (2) to develop a potential lead product candidate for the treatment of Respiratory Syncytial Virus ("RSV") infection. Research to date has been conducted primarily in in vitro systems and has included studies of infectious diseases (RSV, herpes, human immunodeficiency virus), certain cancers (chronic myelogenous leukemia, glioblastoma), conditions modulated by 5-alpha reductase and dihydrotestosterone receptors (acne and androgenic alopecia) and aspects of the interferon pathway that are mediated by PKR (a protein kinase enzyme). Based on these data, the Company decided to initially focus more of its efforts on studies of RSV and telomerase, an enzyme believed to be critical for the growth and survival of some cancers.

     Gemini's research efforts in 1998 were primarily focused on improving the basic chemistry of the technology and moving the lead RSV molecule into in vivo proof-of-principle testing. These tests, to be conducted in a primate model of infection, are expected to be performed in the second quarter of 1999. Data collected during 1998 indicate that the molecule to be tested has greater in vitro potency than Ribavarin, one of two FDA-approved treatments for RSV infections (the other treatment is a monoclonal antibody recommended for use in high-risk infants only) and were published in The Proceedings of the National Academy of Sciences, a peer-reviewed research journal. The current molecule has also been shown to be stable against degradative enzymes and is capable of being absorbed into lung tissue when administered in a droplet formulation. We anticipate, but we can give no assurance, that the planned studies will establish proof-of-efficacy in primates. Further in vivo studies will likely be necessary to firmly establish optimal dosing regimens. The lead compound against telomerase demonstrated convincing proof-of-concept in a limited in vivo (nude mice) model where human glioblastoma (the most common form of primary brain cancer) cells were transplanted into the animals. The data were subsequently published in Oncogene, a peer-reviewed journal dedicated to cancer research.

     The Company believes that the current focus of its antisense program on primate-oriented RSV will allow it to more effectively pursue corporate partnerships to further the development of the 2-5A antisense technology. If the Company can complete such a partnership, the research and development of the technology may be expanded into some of the aforementioned and additional areas of potential clinical use.

     COMPETITIVE BUSINESS ENVIRONMENT

     Several biotechnology companies focus primarily on antisense technology and a number of multinational pharmaceutical companies have active research programs and/or collaborations in the area of antisense technology. The Company believes that these companies are potential partners rather than competitors as data generated to date shows that the 2-5A Chimeric Antisense Technology can potentially be used to enhance the efficacy of other antisense oligonucleotides, or alternatively be capable of independently demonstrating superior activity against selected disease targets being pursued by other companies.

     It is also becoming increasingly apparent to the scientific community that the more sophisticated, stabilizing backbone technologies being pursued by most companies are less active in their ability to recruit

RNaseH, a key RNA-degradative enzyme. The 2-5A antisense technology appears to be highly compatible with newer backbones, without compromising the ability to recruit and activate RNaseL. No other potential solutions to this apparent dilemma are currently known.

     Antisense technology is still an experimental treatment and, to date, only one antisense product has been approved by the FDA or other regulatory agencies for clinical use.

     PROPRIETARY RIGHTS

     The Company has an exclusive worldwide sublicense (the "Cleveland License") from The Cleveland Clinic Foundation (the "Cleveland Clinic") to a U.S. patent and related patent applications as well as corresponding foreign applications relating to 2-5A Chimeric Antisense Technology and its use for selective degradation of targeted RNA. The rights exclusively licensed to Gemini include rights obtained by the Cleveland Clinic through an interinstitutional agreement (the "Interinstitutional Agreement") with the NIH, the co-owner of the patent rights. The Cleveland License extends until the expiration of the underlying patent rights. The Cleveland License provides for payment of royalties by Gemini to the Cleveland Clinic based on sales of products and processes incorporating technology licensed under the Cleveland License. A percentage of any income derived from any sublicense of the licensed technology will be paid to the Cleveland Clinic. Pursuant to the terms of the Cleveland License, Gemini must satisfy other terms and conditions in order to retain its license rights thereunder. A failure by the Cleveland Clinic to discharge its obligations to the NIH under the Interinstitutional Agreement, including an obligation by the Cleveland Clinic and Gemini to take effective steps to achieve practical application of the licensed technology, could cause the termination of the Cleveland License and, in turn, the company's access to the technology.

     EMPLOYEES

     Gemini currently has three full-time employees working on research and development of the 2-5A Chimeric Antisense Technology at its leased research facility. The Company also hires consultants from time to time to assist in the research and development of the 2-5A Chimeric Antisense Technology. There are no plans to hire additional employees at this time. The laboratory is located at 11000 Cedar Avenue, Cleveland, Ohio 44106.

CHANNEL THERAPEUTICS AND THE SULFATED CYCLODEXTRIN TECHNOLOGY

     BACKGROUND

     Growth factors are generally positively-charged protein molecules that bind to cell surface receptors, initiating a signal that can result in cell growth and differentiation. Growth factors regulate a variety of physiological and developmental processes, and their aberrant expression is associated with a number of disease conditions. Restenosis and late vein graft failure are two pathological conditions caused by the inappropriate expression of growth factors which result in smooth muscle cell proliferation and migration. Restenosis is the renarrowing of the blocked arteries after opening by balloon angioplasty or any other form of vascular surgery/intervention; late vein graft failure is often caused by a narrowing of a grafted blood vessel following bypass surgery. In both restenosis and late vein graft failure, growth factor-induced smooth muscle cell accumulation in the inner part of the vessel wall is thought to play a major pathological role.

     Restenosis occurs in approximately 20-40% of patients within six to twelve months of undergoing coronary angioplasty. Vein graft wall thickening is a universal response to bypass surgery and in some patients causes severe narrowing of the affected vein or artery causing a late failure rate of approximately 30%. There are no currently available FDA-approved therapeutics for the treatment of restenosis or late vein graft failure. Several companies are currently marketing vascular stents, which are metal-based devices that are designed to prevent restenosis through the mechanical support of the previously blocked blood vessel. Although recent studies have demonstrated that stenting has a superior early anti-restenosis effect compared with balloon angioplasty, vigorous smooth muscle cell growth around the stents continues to result in late restenosis.

     THE CYCLODEXTRIN TECHNOLOGY AND ITS APPLICATIONS

     Channel is the licensee under several patents and related patent applications covering the use of polyanionic cyclodextrins and derivatives thereof for the fields of use for the treatment and prevention of restenosis and late vein graft failure from the University of Pennsylvania ("Penn"). Anionic cyclodextrins have been shown to avidly bind positively charged growth factors in vitro.

     The Company believes that the anionic sulfated derivatives of cyclodextrins may have the capability of interacting with growth factor proteins and altering their action on cellular proliferation. Channel is currently developing such cyclodextrin derivatives and has data from in vivo studies demonstrating in small animals that the derivatives are absorbable through the gastrointestinal tract, potentially making them orally active agents for the prevention of restenosis and late vein graft failure following vascular procedures. In addition, the Company anticipates that these derivatives will manifest very limited, if any, potential for toxicity to the kidneys (unlike unsulfated cyclodextrins), due to their high water solubility.

     If successfully developed, the Company believes that sulfated cyclodextrins could potentially be useful oral and/or parenteral agents for the treatment of restenosis and late vein graft failure. Channel is also exploring the feasibility of coating vascular stents with sulfated cyclodextrins.

     RESEARCH AND DEVELOPMENT ACTIVITIES

     The Company has sponsored studies in a number of in vivo models of restenosis and late vein graft failure. Results from rodent and rabbit models indicated that the sulfated cyclodextrins have potential for the treatment of restenosis. Based on these preliminary results, the Company conducted more extensive studies in two large animal models that are believed to be more predictive of outcomes in humans than small animal models. In one large study of restenosis in a porcine model, CT-1, the monomeric, soluble form of the sulfated cyclodextrins, was tested using: continuous intravenous infusion; daily oral administration; and local intravenous (via angioplasty catheter) application of the compound. In this study, a highly significant reduction in restenosis rates was seen for both the continuous infusion and oral dosing groups. The second study was conducted using CT-2, the polymeric form of the sulfated cyclodextrins, in an ovine (sheep) model of arteriovenous vascular grafts. In this study, extensive inflammation related to the polymer was seen in treated animals. Based on the results of these studies, the development of CT-2 was discontinued. The Company is currently seeking an alliance to continue the development of CT-1, but at this time no specific discussions are underway with any potential collaborator for the further development of the cyclodextrin technology. See "Risk Factors - Risks Concerning Funding of Development of Cyclodextrin Technology."

     COMPETITIVE BUSINESS ENVIRONMENT

     A number of companies have active research and development programs employing a variety of therapeutic approaches in the area of restenosis and late vein graft failure, including some compounds in advanced clinical development. Some of these companies have significantly greater resources than the Company. Having achieved successful proof-of-concept in four species and acknowledging the significant additional resources needed in this intensely competitive environment, the Company is seeking one or more strategic partners for further development and is not currently planning on financing further research and development of the cyclodextrins on its own. See "Risk Factors - Risks Concerning Funding of Development of Cyclodextrin Technology."

     PROPRIETARY RIGHTS

     Channel has acquired a worldwide exclusive license (the "Penn License") to several U.S. and corresponding foreign patents and patent applications that Penn owns, is the sole and exclusive licensee of or is a non-exclusive licensee of. The Penn License covers the use of sulfated cyclodextrins and derivatives thereof, and sulfated cyclodextrins combined with other therapeutic agents for the treatment of restenosis and late vein graft failure. The Penn License expires on a country by country basis at the time when the patent rights underlying the Penn License expire. The issued patents expire between 2010 and 2012. The Penn License provides for a royalty payment to Penn based on sales of the products and processes incorporating the licensed technology. Channel is also to pay Penn a royalty based on sublicensing income. Channel must also satisfy certain other terms and conditions specified in the Penn License including, but not limited to, an obligation to use its best efforts to bring any products developed under the Penn License to market. Failure to comply with the terms of the Penn License may cause termination of the Penn License. See "Risk Factors--Dependence on License Agreements."

     EMPLOYEES

     Channel currently has no employees and does not intend to hire employees in the near future. Research and development of the cyclodextrin technology has been performed under contracts and Sponsored Research Agreements with third parties.

EMPLOYEES

     As of March 16, 1999, the Operating Companies and we had a total of nine employees, all of whom are full-time employees. In addition, as of March 16, 1999, the Operating Companies and we in the aggregate utilized 35 consultants, scientific advisors and directors in their research and development activities who devote only a portion of their time to our business or that of an Operating Company.

                                  RISK FACTORS

     An investment in our securities involves a high degree of risk. In addition to the other information in this Form 10-KSB, you should carefully consider the risks below in evaluating an investment decision in our company. The risks below are not the only risks facing our company. There may be additional risks and uncertainties not presently known to us or that we have deemed immaterial which could also negatively impact our business operations. If any of the following risks actually occur, our business, financial condition and results of operations would likely be materially adversely affected. In that event, the trading price of our securities could decline and you could lose all or part of your investment. This Form 10-KSB may contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those anticipated in these forward-looking statements for reasons including the risks described below as well as the other information in this Form 10-KSB.

WE HAVE A DIVIDED BOARD

     Certain members of our Board of Directors currently have significant disagreements with one another, including disagreements concerning the composition of the board of directors, the strategic direction of our company, corporate governance and operations matters. Preliminary proxy statements, which have been filed with the SEC by us and by a group of individuals including one of our board members, are available for review at http://www.sec.gov, and describe the directors' disagreements in more detail. We do not know when or how these disagreements will be resolved. We cannot take any action requiring board approval until a majority of our board is in agreement on the matter. Actions that require board approval include election of our president and chief executive, embarking on significant new research initiatives, issuing our securities and entering into material agreements.

HOLDERS OF OUR SERIES A PREFERRED STOCK HAVE RIGHTS SUPERIOR TO THOSE OF THE HOLDERS OF OUR COMMON STOCK

     Holders of shares of our outstanding Series A Preferred Stock can convert each share into 3.27 shares of Common Stock without payment of any cash to us. The conversion price of the Series A Preferred Stock is $3.06 per share. Both the conversion rate and the conversion price may be adjusted in favor of the holders of the Series A Preferred Stock upon certain triggering events. Accordingly, the number of shares of Common Stock that holders of the Series A Preferred Stock receive upon conversion may increase, which could adversely affect the prevailing market price of our other securities.

     In addition, each February 7 and August 7 we are obligated to pay dividends, in arrears, to the holders of the Series A Preferred Stock, and the dividends consist of 0.065 additional shares of Series A Preferred Stock for each outstanding share of Series A Preferred Stock. Our obligation to issue additional shares of Series A Preferred Stock without payment of any cash to us could adversely affect the prevailing market price of our other securities.

     If we are liquidated, sold to or merged with another entity (and we are not the surviving entity after the merger), we are obligated to pay the holders of the Series A Preferred Stock a liquidation preference of $13.00 per share before any payment is made to the holders of the Common Stock. After payment of the liquidation preference, we might not have any assets remaining to pay the holders of the Common Stock. The liquidation preference could adversely affect the market price of our other securities.

     We need to obtain the approval of a supermajority (66.67%) of the outstanding shares of the Series A Preferred Stock, voting separately as a class, to approve certain actions that we may wish to take. Accordingly, if we are unable to obtain the required approval on a timely basis from the holders of the Series A Preferred Stock, our ability to conduct business may be impaired, which could adversely affect our business, financial condition and results of operations.

     The holders of the Series A Preferred Stock have rights in addition to those summarily described above. A complete description of the rights of the Series A Preferred Stock is contained in the Certificate of Designations for such securities filed with the Secretary of State of the State of Delaware and attached hereto as an exhibit.

OUR FUTURE PROFITABILITY IS UNCERTAIN

     Our company was incorporated in 1993 and has incurred significant operating losses in each of our fiscal years since then. As of December 31, 1998, our accumulated deficit was $16,343,584. We have not completed development of any of our products or generated any product sales to date. All of our technologies and products under development are in the research and development stage, which requires substantial expenditures. Our operating revenue of $2,599,932 from inception through December 31, 1998 consists of a government grant and up-front and milestone payments made by Bausch & Lomb. Except for additional milestone payments from Bausch & Lomb, which we do not anticipate receiving until at least the year 2000, we do not expect to generate any revenues in the near future. It is possible that we may not receive any additional payments from Bausch & Lomb. We expect to incur significant operating losses over the next several years, primarily due to continuation and expansion of our research and development programs, including preclinical studies and clinical trials for our products and technologies under development, as well as costs incurred in identifying and, possibly, acquiring, additional technologies. To generate revenues or profits, we (alone or with corporate partners) must successfully develop, test, obtain regulatory approval for, manufacture and commercialize our potential products. It is possible that our product development efforts may not be successful or that we may not obtain required regulatory approvals. Even if our products are developed and introduced, they may not be successfully commercialized.

WE HAVE CONTINUING FUTURE CAPITAL NEEDS; WE ARE UNSURE WHETHER ADDITIONAL FUNDING WILL BE AVAILABLE

     As of December 31, 1998, we had cash, cash equivalents and short-term investment balances of approximately $5,835,669. Based on a budget prepared by our management team, we currently anticipate that we will spend all of our current cash resources by the end of the first quarter of 2000, although unanticipated expenses could cause us to spend all of our current cash resources prior to that time. We will require substantial additional resources to continue to conduct the development and testing of our potential products, to obtain regulatory approvals and to manufacture and commercialize any products that may be developed. Our future capital requirements will depend on numerous factors, including:

o    the progress of our research and development programs;
o    the cost of acquiring additional products and technologies, if any;
o    the progress of our ongoing and planned preclinical and clinical testing;
o    the time and costs involved in obtaining regulatory approvals;
o the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;
o    competing technological and market developments;
o    changes in our existing collaborative and licensing relationships;
o our ability to establish additional collaborative relationships for the development, testing, obtaining regulatory approvals, manufacture and commercialization of our potential products;
o    the status of competitors;
o the level of resources we must devote to the development of manufacturing and commercialization capabilities; and
o    our need, if any, to purchase capital equipment.

     We will need to obtain additional funding through public or private equity or debt financings, collaborative arrangements or from other sources to continue our research and development activities, to fund operating expenses and to pursue regulatory approvals and commercialization for our products in development. Current stockholders may experience significant dilution if we raise funds by issuing equity securities. In addition, if one of our subsidiaries raises additional funds by issuing equity securities, our interest and that of our stockholders in the subsidiary could be diluted. Moreover, if our voting interest in any of our subsidiaries fell below 50%, we might not be able to exercise an adequate degree of control over the affairs of the subsidiary. If we obtain additional funds through collaborative agreements, we may be required to relinquish rights to certain of our technologies, product candidates, products or marketing territories that we would otherwise seek to develop or commercialize ourselves. Additional financing sources may not be available on acceptable terms, if at all. If adequate funds are not available, significant reductions in spending and the delay, scaling back or elimination of one or more of our research, discovery or development programs may be necessary, which would materially and adversely affect our business, financial condition and results of operations.

OUR CAPITALIZATION STRUCTURE MAY ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK AND IMPEDE OUR ABILITY TO OBTAIN ADDITIONAL FUNDING

     As of December 31, 1998, our outstanding convertible securities (other than those relating to the Series A Preferred Stock), both vested and unvested, were convertible into 4,663,549 shares of Common Stock at prices ranging from $1.00 to $10.00 per share. As of December 31, 1998, there were outstanding 632,468 shares of Series A Preferred Stock and warrants to purchase 117,195 shares of Series A Preferred Stock, which may be converted into shares of Common Stock at a conversion rate of 3.27 shares of Common Stock for each share of Series A Preferred Stock. The exercise of these convertible securities or the conversion of the Series A Preferred Stock into shares of Common Stock may adversely affect the market price of the Common Stock as well as the market price of the Redeemable Warrants and Units. The Certificate of Designations of the Series A Preferred Stock provides that we may not issue securities that have superior rights to the Series A Preferred Stock without the consent of the holders of the Series A Preferred Stock. Accordingly, so long as these convertible securities remain unexercised and shares of the Series A
Preferred Stock remain unconverted, the terms under which we could obtain additional funding, if at all, may be adversely affected.

RISKS CONCERNING COMMERCIALIZATION OF CATAREX

     In May 1998, we entered into a worldwide licensing agreement with Bausch & Lomb to complete the development of Catarex, the cataract removal technology developed by Optex. Under the terms of the agreement, Optex and Bausch & Lomb committed to complete jointly the development of Catarex and Bausch & Lomb will assume responsibility for clinical testing, obtaining regulatory approvals, manufacturing and commercializing Catarex globally. Bausch & Lomb has reimbursed some of Optex's development expenses, has paid Optex up-front and milestone payments and may be obligated to pay Optex additional milestone payments. In addition, Bausch & Lomb has committed to pay ongoing royalties on sales of Catarex products. However, Bausch & Lomb and we may not be able to complete the development of Catarex, the milestones that trigger payment obligations from Bausch & Lomb might not be reached or Bausch & Lomb might not be able to successfully complete clinical testing, obtain regulatory approvals, manufacture and commercialize Catarex and, consequently, pay us royalties.

RISKS CONCERNING DEVELOPMENT OF CT-3

     We have decided to focus our research and development resources related to CT-3 on toxicology testing and subsequent Phase I studies to determine the potential for any detrimental central nervous systems effects of CT-3. If the toxicology testing or Phase I studies indicates significant central nervous effects of CT-3, we may elect to sublicense or relinquish our rights to the CT-3 technology. If the Phase I studies do not indicate significant detrimental central nervous system effects of CT-3, our current plan, because of the expense involved in clinical development after Phase I studies, is to withhold additional development of CT-3 until we reach a collaborative agreement with a partner to help fund the development of CT-3. We may not be successful in negotiating or entering into such an agreement on terms favorable to us or at all, and any agreement, if entered into, may be unsuccessful. A failure to successfully enter into such an agreement may result in our sublicensing or relinquishing all of our rights to the CT-3 technology.

RISKS CONCERNING FUNDING OF DEVELOPMENT OF CYCLODEXTRIN TECHNOLOGY

     We have decided to focus our research and development resources related to the cyclodextrin technology on the CT-1 compound and to discontinue research and development on our other cyclodextrin compounds. We have decided not to fund any additional research and development on the CT-1 compound until we reach a collaborative agreement with a partner to help further fund the research and development of CT-1. We may not be successful in negotiating or entering into such an agreement on terms favorable to us or at all, and any agreement, if entered into, may be unsuccessful. A failure to successfully enter into such an agreement may result in our relinquishing all of our rights to the cyclodextrin technology.

WE DEPEND ON OTHERS FOR CLINICAL DEVELOPMENT, REGULATORY APPROVALS AND THE MANUFACTURE AND COMMERCIALIZATION OF OUR PRODUCTS

     We do not have the resources to directly conduct full clinical development, obtain regulatory approvals, manufacture or commercialize any of our proposed products and we have no current plans to acquire such resources. Our subsidiary, Optex, has entered into a License & Development Agreement with Bausch & Lomb, and we anticipate that we may enter into additional collaborative agreements with pharmaceutical and/or biotechnology companies for the research and development, clinical testing, seeking of regulatory approval, manufacturing or commercialization of our proposed products. If we were unable to acquire such third party arrangements on commercially acceptable terms it would materially and adversely affect our business. These agreements could limit our control over the resources devoted to these activities as well as our flexibility in considering alternatives for the commercialization of such products. We can give no assurance that we will be able to enter into any additional arrangements for the development, clinical testing, seeking of regulatory approval, manufacturing and commercialization of our products, or that, if such arrangements are entered into, such future partners will be successful in commercializing products or that we will derive any revenues from such arrangements.

RISKS RELATED TO TECHNOLOGICAL UNCERTAINTY AND THE EARLY STAGE OF OUR PRODUCT DEVELOPMENT

     To achieve profitable operations, we must, alone or with others, successfully commercialize our technologies and products under development. However, our technologies and product candidates are in the early stages of development, will require significant further research, development and testing and are subject to the risks of failure inherent in the development of products based on innovative or novel technologies. Our product candidate with the most advanced development is the Catarex technology and we do not anticipate that this product candidate will enter into clinical testing until the year 2000. The agreements with our licensors do not contain any representations by the licensors as to the safety or efficacy of the inventions or discoveries licensed to us. It is possible that:

o we will not be able to maintain our current research and development schedules;
o we will not be able to successfully develop any or all of our technologies and products;
o we will not be able to enter into human clinical trials with any of our products because of scientific, governmental and/or financial reasons;
o we will encounter problems in clinical trials that will cause us to delay or suspend product development;
o    our technologies and products will be found to be ineffective or unsafe;
o our technologies and products will fail to meet applicable regulatory standards; or
o our technologies and products will fail to obtain required regulatory approvals.

     Similarly, it is possible that our technologies and product candidates, once developed, although effective,

o    are uneconomical to commercialize;
o are not eligible for third party reimbursement from government or private insurers;
o cannot be effectively commercialized by us because third parties hold proprietary rights that preclude us from commercializing such technologies and products;
o cannot be effectively commercialized by us because third parties market superior or equivalent technologies and products;
o cannot be effectively commercialized by us because third parties have superior resources to market similar products or technologies; or
o cannot be effectively commercialized by us because the technologies and products have undesirable or unintended side effects that prevent or limit their commercial use.

     The failure of any of our product candidates to be commercialized could materially and adversely affect our business, financial condition and results of operations.

CERTAIN INTERLOCKING RELATIONSHIPS; POTENTIAL CONFLICTS OF INTEREST

     Lindsay A. Rosenwald, M.D., one of our principal stockholders, is the president and sole stockholder of Paramount Capital, Incorporated, a New York-based merchant and investment banking firm specializing in the biotechnology industry. Paramount was the placement agent for our 1997 private placement of Series A Preferred Stock. Michael S. Weiss, our secretary, is the Senior Managing Director, Head of Investment Banking of Paramount. Yuichi Iwaki, M.D., Ph.D., one of our directors, is a director of the Aries Fund, an affiliate of Paramount. Steven H. Kanzer, one of our directors, was the Senior Managing Director, Head of Venture Capital of Paramount until December 31, 1998. A. Joseph Rudick, Jr., M.D., a director of two of our subsidiaries, Channel
Therapeutics, Inc. and Optex Ophthalmologics, Inc., was an associate of Paramount and Paramount Capital Investments, LLC, a company wholly owned by Dr. Rosenwald, until December 31, 1998. In the regular course of its business, Paramount identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. Generally, Delaware corporate law requires that any transactions between us and any of our affiliates be on terms that, when taken as a whole, are substantially as favorable to us as those reasonably obtainable from a person who is not an affiliate in an arms-length transaction. We are bound by agreements with Paramount pursuant to which Paramount agreed to provide financial advisory services to us and pursuant to which Paramount agreed to provide placement advisory services in connection with the private placement of the Series A Preferred Stock. Nevertheless, none of Paramount, Dr. Rosenwald, Mr. Kanzer, Mr. Weiss or Dr. Rudick is obligated pursuant to any agreement or understanding with us to make any additional products or technologies available to us, nor can there be any assurance, and we do not expect and securityholders should not expect, that any biomedical or pharmaceutical product or technology identified by Paramount, Dr. Rosenwald, Mr. Kanzer, Mr. Weiss or Dr. Rudick in the future will be made available to us. In addition, some of our officers and directors may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. We can give no assurance that such other companies will not, in the future, have interests in conflict with ours.

OUR EXISTING STOCKHOLDERS HAVE SIGNIFICANT CONTROL OVER OUR COMPANY

     Dr. Rosenwald and VentureTek, L.P., a limited partnership controlled by certain relatives of Dr. Rosenwald but as to the partnership interests of which Dr. Rosenwald disclaims beneficial ownership, together beneficially own approximately [22%] of the outstanding shares of our Common Stock and Dr.
Rosenwald and certain affiliates of Paramount own warrants to purchase approximately [7%] of the Series A Preferred Stock. Generally, the holders of the Common Stock and the Series A Preferred Stock vote together as a single class. Accordingly, such holders, if acting together, may have the ability to exert significant influence over the election of our Board of Directors and other matters submitted to our stockholders for approval. The voting power of these holders may discourage or prevent any proposed takeover of our company.

UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS

     Our success depends in large part on our ability, alone or with our collaborative partners, to obtain and maintain patents, protect trade secrets and operate without infringing upon the proprietary rights of others. However, others may have filed patent applications, may have been issued patents or may obtain additional patents and proprietary rights relating to competitive products or processes. Our patent applications may not be approved, we may be unable to develop additional proprietary products that are patentable, issued patents may not provide us with adequate protection for our inventions or they may be challenged, invalidated or circumvented by others, the patents of others may impair our ability to commercialize our products or our patents might not provide us with competitive advantages. The issuance of a patent is not conclusive as to its validity or enforceability. The patent position of companies in the biotechnology or pharmaceutical industries is highly uncertain, involves complex legal and factual questions and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office, or PTO, or the courts regarding the breadth of claims allowed or the degree of protection afforded under pharmaceutical and biotechnology patents. There is considerable variation between countries as to the level of protection afforded under patents and other proprietary rights. Such differences may expose us to differing risks of commercialization in each foreign country in which we may sell products. Others may independently develop similar products, duplicate any of our products or design around any of our patents.

     We rely on certain United States patents and pending United States and foreign patent applications relating to various aspects of our products and technologies. With the exception of intellectual property owned by Optex, all of these patents and patent applications are owned by third parties and are licensed or sublicensed to us. Although Optex owns the patents and the patent applications relating to the Catarex technology, Optex has licensed those rights to Bausch & Lomb. Accordingly, our control over these patents may be limited by our contractual rights. In addition, the patent application and issuance process can be expected to take several years and entail considerable expense to us because we are responsible for such costs under the terms of our license agreements.

     Our competitive position is also dependent upon unpatented trade secrets. Others may independently develop substantially equivalent information and techniques or otherwise gain access to our trade secrets, our trade secrets may be disclosed or we may be unable to effectively protect our rights to unpatented trade secrets. Our management and scientific consultants have been recruited primarily from other scientific companies, pharmaceutical companies and academic institutions. Furthermore, most of our scientific consultants are currently employed by employers unrelated to us. To the extent that we or our consultants or research collaborators use intellectual property owned by others in their work with us, disputes may also arise as to the rights in related or resulting know-how and inventions. Such disputes could, regardless of merit, be time consuming, expensive to defend, and materially and adversely affect our business, results of operations and financial condition.

     Patent applications in the United States are generally maintained under conditions of confidentiality until the patents are issued. Because publication of inventions in the scientific or patent literature tends to lag behind actual inventions by several months and we cannot evaluate any inventions being claimed in pending patent applications filed by our competitors, we cannot be certain that we were the first to invent the inventions covered by our pending patent applications or the first to file patent applications on such inventions. Our patent applications may not result in issued patents and issued patents may not afford comprehensive protection against potential infringement. Litigation, which could result in substantial cost to us, may be necessary to defend or enforce our patent and license rights or to determine the scope and validity of others' proprietary rights. Defense and enforcement of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable to us, and can result in the diversion of substantial resources from our other activities. An adverse outcome could subject us to significant liabilities to third parties, require us to obtain licenses from third parties, require us to alter our products or technologies or require us to cease altogether any related research and development activities or product sales, any of which could materially and adversely affect our business, results of operations and financial condition.

     The issuance of a patent does not provide the patent holder with freedom to operate without infringing the patent rights of others. Accordingly, the practice of a patentable invention may require litigation to resolve ownership rights or a license from the holder of dominant patent rights. We have certain proprietary rights and in the future we may require additional licenses from other parties to develop, manufacture and commercialize products effectively. Our commercial success could depend in part on obtaining and maintaining such licenses. We can give no assurance that such licenses could be obtained or maintained on commercially reasonable terms, if at all, that the patents underlying such licenses would be valid and enforceable or that the proprietary nature of the patented technology underlying such licenses would remain proprietary.

OUR MARKETS ARE HIGHLY COMPETITIVE

     Technological changes in the pharmaceutical and medical device industries are rapid and substantial, and competition from pharmaceutical and biotechnology companies and universities is intense. Many of these entities have significantly greater research and development capabilities, as well as substantial technical, marketing, manufacturing, distribution, financial and managerial resources and represent significant competition for us. In addition, some of our competitors have experience in undertaking testing and clinical trials of new or improved products similar in nature or that have a similar therapeutic effect to that which we are developing. Developments by others may render our products or technologies noncompetitive, and we may not be able to keep pace with technological developments. Competitors have, and continue to develop, technologies that are, or in the future may be, the basis for competitive products and competitors may introduce such products and technologies before we are able to do so. Some of these products may have an entirely different approach or means of accomplishing the desired therapeutic effect than the products we may develop. These competing products may be more effective, more widely accepted or less costly than the products we develop. The development of competing compounds, medical devices and other forms of medical treatment could materially and adversely affect our business, financial condition and results of operations. We can give no assurance that developments by others will not render our products or technologies noncompetitive or that we will be able to keep pace with technological developments. Further, it is expected that competition in our fields will intensify. We can give no assurance that we will be able to compete successfully in the future.

RISKS RELATED TO REGULATORY APPROVALS

     The federal government, principally the FDA, and comparable agencies in state and local jurisdictions and in foreign countries extensively and rigorously regulates all new drugs and medical devices, including our products and technologies under development. These authorities, particularly the FDA, impose substantial requirements upon preclinical and clinical testing, manufacturing and commercialization of pharmaceutical and medical device products. Before a drug may be approved for commercialization in the United States, the manufacturer of the drug must :

o    satisfactorily complete preclinical laboratory and animal tests;
o submit to the FDA of an Investigational New Drug Application, or IND, for human clinical testing;
o conduct adequate and well controlled human clinical trials to establish the safety and efficacy of the drug;
o    submit to the FDA of a New Drug Application, or NDA; and
o satisfactory complete a FDA inspection of the manufacturing facility or facilities at which the drug or device is made to assess compliance with Good Manufacturing Practices, or GMP.

     We hope to obtain FDA approval for the Catarex device through the submission of a 510(k) application, which is a procedure allowed if we can show that the Catarex device is "substantially equivalent" to a medical device that has already received FDA approval. The FDA recently has been requiring more rigorous demonstration of "substantial equivalence" than in the past. Although the FDA generally takes from 4 to 12 months from submission to issue 510(k) clearance, we do not know how long, if at all, it will us take to obtain FDA clearance for the Catarex device. If we are able to obtain 510(k) clearance for the Catarex device, any modifications or enhancements to the device that could significantly alter safety or effectiveness, or constitute a major change to the intended use of the device, will require new 510(k) submissions and consequently delay 510(k) clearance, if it is obtained at all.

     There are many costly and time-consuming procedures required for approval of a new drug, including lengthy and detailed preclinical and clinical testing and validation of manufacturing and quality control processes. Several years may be needed to satisfy these requirements, and this time period may vary substantially depending on the type, complexity and novelty of the product candidate. Government regulation can delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon our activities. Moreover, the FDA or other regulatory agency may not grant approval for any products developed or not grant approval on a timely basis, and success in preclinical or early stage clinical trials does not assure success in later stage clinical trials.

     Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Even if regulatory approval of a product is granted, limitations may be imposed on the indicated uses of a product. Further, later discovery of previously unknown problems with a product may result in added restrictions on the product, including withdrawal of the product from the market. Any delay or failure in obtaining regulatory approvals would materially and adversely affect our business, financial condition and results of operations.

     A drug and medical device manufacturer (either us or one of our third-party manufacturers) must conform to GMP regulations strictly enforced by the FDA on an ongoing basis through their facilities inspection programs. Contract manufacturing facilities must pass a pre-approval inspection of their manufacturing facilities before the FDA will approve an NDA. Certain material manufacturing changes that occur after approval are also subject to FDA review and clearance or approval. FDA or other regulatory agencies may not approve the process or the facilities by which any of our products may be manufactured. Our dependence on third parties for the manufacture of our products may adversely affect our ability to develop and deliver products on a timely and competitive basis. If we are required to manufacture our own products we will be required to build or purchase a manufacturing facility, will be subject to the regulatory requirements described above, to similar risks regarding delays or difficulties encountered in manufacturing any such products and will require substantial additional capital. We may be unable to manufacture any such products successfully or in a cost-effective manner.

     The FDA's policies may change and additional government regulations and policies may be instituted, both of which could prevent or delay regulatory approval of our potential products. Moreover, increased attention to the containment of health care costs in the United States could result in new government regulations that could materially and adversely affect our business. We are unable to predict the likelihood of adverse governmental regulations that could arise from future legislative or administrative action, either in the United States or abroad.

     We will also be subject to a variety of foreign regulations governing clinical trials, registration and sales of our products. Regardless of whether FDA approval is obtained, approval of a product by comparable regulatory authorities of foreign countries must be obtained prior to marketing the product in those countries. The approval process varies from country to country and the time needed to secure approval may be longer or shorter than that required for FDA approval. Delays in the approval process or failure to obtain such foreign approvals would materially and adversely affect our business, financial condition and results of operations.

RISKS RELATED TO THE UNCERTAINTY OF PRODUCT PRICING AND REIMBURSEMENT; HEALTH CARE REFORM AND RELATED MEASURES

     The continuing efforts of governmental and third party payors to contain or reduce the costs of health care may adversely affect our revenues and profitability. For example, in certain foreign markets, pricing or profitability of health care products is subject to government control. In the United States there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. Although we cannot predict what legislative or regulatory proposals or reforms will be adopted or what actions will be taken by third party payors, the announcement of such proposals or reforms could materially and adversely affect our ability to raise capital or form collaborations and, therefore, the adoption of such proposals or reforms could materially and adversely affect our business, financial condition and results of operations.

     In addition, in both the United States and elsewhere, sales of health care products depend in part on the availability of reimbursement from third party payors, such as government and private insurance plans. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third party payors are increasingly challenging the prices charged for health care products. Even if we succeed in bringing one or more products to the market, third party payors may not reimburse us adequately, or at all.

WE DEPEND UPON OUR KEY PERSONNEL AND CONSULTANTS

     Our ability to maintain our competitive position depends in part upon the continued contributions of our officers, directors, Scientific Advisory Board members, consultants and collaborating scientists and our ability to attract and retain qualified management and scientific personnel. Our management team currently consists of only three people. In July 1998, Jon D. Lindjord resigned as our President and Chief Executive Officer and we have not replaced Mr. Lindjord, although we are conducting an executive search for a replacement for him. Competition for qualified management and scientific personnel is intense, and we may be unable to attract, assimilate, retain or motivate qualified management and scientific personnel. The loss of key personnel or the failure to recruit additional personnel or to develop needed expertise could materially and adversely affect our business, financial condition and results of operations.

WE DEPEND UPON OUR KEY LICENSE AGREEMENTS

     With the exception of the Catarex technology, we depend on license agreements from third parties that form the basis of our proprietary technology. If we do not meet our financial, development or other obligations under our license agreements in a timely manner, we could lose the rights to some or all of our proprietary technologies, which could materially and adversely affect our business and financial condition and results of operations. In addition, our rights to the 2-5A Chimeric Antisense Technology are contingent on the Cleveland Clinic upholding its obligations concerning the 2-5A Chimeric Antisense Technology to the National Institutes of Health. We could lose our rights to the 2-5A Chimeric Antisense Technology if the Cleveland Clinic did not properly discharge its obligations to the National Institutes of Health, which could materially and adversely affect our business, financial condition and results of operations.

WE CAN GIVE NO ASSURANCE THAT WE WILL BE ABLE TO IDENTIFY ADDITIONAL PROJECTS

     We develop and hope to commercialize biomedical and pharmaceutical product candidates and technologies. From time to time, if our resources allow, we may explore the acquisition and subsequent development and commercialization of additional biomedical and pharmaceutical products and technologies. However, we cannot assure you that we will be able to identify any additional products or technologies and, even if suitable products or technologies are identified, we may not have sufficient resources to pursue them.

RISKS RELATED TO OUR ABILITY TO REDEEM OUR REDEEMABLE WARRANTS

     Under certain conditions, we may redeem the Redeemable Warrants. Our stated intention to redeem the Redeemable Warrants could encourage holders to exercise the Redeemable Warrants and pay the exercise price at a time when it may be disadvantageous for the holders to do so, to sell the Redeemable Warrants at the current market price when they might otherwise wish to hold the Redeemable Warrants or to accept the redemption price, which may be substantially less than the market value of the Redeemable Warrants at the time of redemption. The holders of the Redeemable Warrants will automatically forfeit their rights to purchase the shares of Common Stock issuable upon exercise of the Redeemable Warrants unless the Redeemable Warrants are exercised before they are redeemed. The holders of Redeemable Warrants do not possess any rights as Atlantic stockholders unless and until the Redeemable Warrants are exercised.

RISKS RELATED TO THE SECURITIES LAW RESTRICTIONS ON THE EXERCISE OF OUR REDEEMABLE WARRANTS

     A holder of Redeemable Warrants has the right to exercise the Redeemable Warrants for the purchase of shares of Common Stock only if we have filed with the SEC a current prospectus covering the resale of the shares of Common Stock issuable upon exercise of the Redeemable Warrants and only if the resale of the shares of Common Stock has been registered or qualified, or is deemed to be exempt from registration or qualification under the securities laws of the state of residence of the holder of the Redeemable Warrant. We have filed and have undertaken to keep effective and current a prospectus permitting the purchase and sale of the Common Stock underlying the Redeemable Warrants, but we cannot assure you that we will be able to keep the prospectus effective and current. Although we intend to seek to qualify for sale the resale of the shares of Common Stock underlying the Redeemable Warrants in those states in which the securities are to be offered, no assurance can be given that this qualification will occur. The Redeemable Warrants may be deprived of any value if a prospectus covering the shares of Common Stock issuable upon the exercise thereof is not kept effective and current or if the underlying shares are not, or cannot be, registered in the applicable states.

WE HAVE NOT DECLARED DIVIDENDS ON OUR COMMON STOCK AND ANY DECLARATION OF DIVIDENDS ON OUR SERIES A PREFERRED STOCK WILL HAVE A DILUTIVE EFFECT

     We have not paid any dividends on the Common Stock and do not anticipate paying any dividends in the foreseeable future. We are obligated to pay dividends in shares of Series A Preferred Stock on the outstanding shares of Series A Preferred Stock, which could have a dilutive effect on the value of the Common Stock. We anticipate that all of our earnings and other resources, if any, will be retained by us for investment in its business.

A DELISTING FROM NASDAQ AND THE RESULTING MARKET ILLIQUIDITY COULD ADVERSELY AFFECT OUR ABILITY TO RAISE FUNDS

     Although our Common Stock, Redeemable Warrants and Units are quoted on Nasdaq, continued inclusion of such securities on Nasdaq will require that (i) we maintain at least $2,000,000 in net tangible assets, (ii) the minimum bid price for the Common Stock be at least $1.00 per share, (iii) the public float consist of at least 500,000 shares of Common Stock, valued in the aggregate at more than $1,000,000, (iv) the Common Stock have at least two active market makers, (v) the Common Stock be held by at least 300 holders and (vi) we adhere to certain corporate governance requirements. If we are unable to satisfy these maintenance requirements, our securities may be delisted from Nasdaq. In that event, trading, if any, in the securities would thereafter be conducted in the over-the-counter market in the "pink sheets" or the National Association of Securities Dealers' "Electronic Bulletin Board." Consequently, the liquidity of our securities could be materially impaired, not only in the number of securities that could be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us, which could result in lower prices for our securities than might otherwise be attained and could also result in a larger spread between the bid and asked prices for our securities. In addition, if our securities were delisted it could materially and adversely affect our ability to raise funding.

     In addition, if our securities are delisted from trading on Nasdaq and the trading price of the Common Stock is less than $5.00 per share, trading in the securities would also be subject to the requirements of Rule 15g-9 promulgated under the Exchange Act. Under this rule, broker/dealers who recommended such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the SEC, any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of our Common Stock, Redeemable Warrants or Units. We can give no assurance that such securities will not be delisted or treated as penny stock.

RISKS RELATED TO THE REDUCED LIQUIDITY OF YOUR INVESTMENT AND THE LOW TRADING VOLUME OF OUR SECURITIES

     Our securities are traded on the Nasdaq SmallCap Market and lack the liquidity of securities traded on the principal trading markets. Accordingly, an investor may be unable to promptly liquidate an investment in our securities. Similarly, the sale of a larger block of our securities could depress the price of our securities to a greater degree than a company that typically has a higher volume of trading in its securities.

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE

     The securities markets have, from time to time, experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies or industries. Thus, the market price of our securities, like the stock prices of many publicly traded biotechnology and smaller companies, has been and may continue to be especially volatile. Announcements regarding technological innovations, regulatory matters, new commercial products by us or our competitors, developments or disputes concerning patent or proprietary rights, publicity regarding actual or potential medical results relating to products under development by us or our competitors, regulatory developments in both the United States and foreign countries, public concern as to the safety of pharmaceutical products and economic and other external factors, as well as continued operating losses by us and period-to-period fluctuations in our financial results may have a significant impact on the market price of our securities.

RISKS RELATED TO POTENTIAL PRODUCT LIABILITY AND OUR LACK OF PRODUCT LIABILITY INSURANCE

     If we develop and commercialize any products, through third-party arrangements or otherwise, we may be exposed to product liability claims. We presently do not carry product liability insurance. Some of our license agreements require us to obtain product liability insurance when we begin clinical testing or commercialization of our proposed products and to indemnify our licensors against product liability claims brought against them as a result of the products developed by us. We may not be able to obtain such insurance at all, in sufficient amounts to protect us against such liability or at a reasonable cost. None of our licensors has made, nor is expected to make, any representations to us as to the safety or efficacy of the inventions covered by the license agreements or as to any products which may be made or used under rights granted therein. In addition, Optex is required to indemnify Bausch & Lomb for certain matters under the terms of their Development & License Agreement. Product liability claims brought against us or a party that we are obligated to indemnify could materially and adversely affect our business, financial condition and results of operations.

RISKS RELATED TO ENVIRONMENTAL REGULATION

     Federal, state and local laws, rules, regulations and policies govern our use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. Although we believe that we have complied with these laws and regulations in all material respects and have not been required to take any action to correct any noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. In addition, our research and development activities involve the controlled use of hazardous materials and we cannot eliminate the risk of accidental contamination or injury from these materials, although we believe that our safety procedures for handling and disposing of such materials complies with the standards prescribed by state and federal regulations. In the event of an accident, we could be held liable for any resulting damages and we do not have insurance to cover this contingency. Such liability could materially and adversely affect our business, financial condition and results of operations.

WE HAVE ANTI-TAKEOVER DEFENSES THAT COULD DELAY OR PREVENT AN ACQUISITION OF OUR COMPANY

     Our Restated Certificate of Incorporation authorizes the issuance of shares of "blank check" preferred stock. Our Board of Directors has the authority to issue the preferred stock in one or more series and to fix the relative rights, preferences and privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our company without further action by our stockholders. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of the Common Stock, including the loss of voting control to others.

     We are also subject to Section 203 of the Delaware General Corporation Law, which, subject to certain exceptions, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that such stockholder became an interested stockholder. In general, Section 203 defines an interested stockholder as any entity or person beneficially owning 15% or more of the outstanding voting stock of the corporation and any entity or person affiliated with or controlling or controlled by such entity or person. This statute could have the effect of discouraging others from making tender offers for our shares and, as a consequence, may inhibit fluctuations in the market price of our shares that could result from actual or rumored takeover attempts. This statute also may have the effect of preventing changes in our management.

WE HAVE THE ABILITY TO LIMIT THE LIABILITY AND TO INDEMNIFY OUR OFFICERS AND DIRECTORS FROM LIABILITY

     Our Certificate of Incorporation limits, to the maximum extent permitted by Delaware law, the personal liability of directors for monetary damages for breach of their fiduciary duties as a director. Our Certificate of Incorporation and Bylaws provide that we must indemnify our officers and directors and may indemnify our employees and other agents to the fullest extent permitted by law. We have entered into indemnification agreements with our officers and directors containing provisions that are in some respects broader than the specific indemnification provisions contained in Delaware law. The indemnification agreements may require us, among other things, to indemnify our officers and directors against liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.
Section 145 of the Delaware General Corporation Law provides that a corporation may indemnify a director, officer, employee or agent made or threatened to be made a party to an action by reason of the fact that he was a director, officer, employee or agent of the corporation or was serving at the request of the corporation against expenses actually and reasonably incurred in connection with such action if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. Delaware law does not permit a corporation to eliminate a director's duty of care, and the provisions of our Certificate of Incorporation and Bylaws have no effect on the availability of equitable remedies, such as injunction or rescission, for a director's breach of the duty of care.

POTENTIAL YEAR 2000 PROBLEMS COULD ADVERSELY AFFECT OUR BUSINESS

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, next year computer systems and/or software used by many companies may need to be upgraded to comply with the "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with this compliance. We have reviewed our internal system and have concluded that it is Year 2000 compliant. All of our hardware and software was purchased or licensed less than four years ago. We have received verbal assurances from our service providers that they will be Year 2000 compliant in a timely fashion. Accordingly, we do not expect Year 2000 issues to have any material effect on our business, financial condition or operating results.

ITEM 2 - DESCRIPTION OF PROPERTY

     The Company's executive offices are located at 1017 Main Campus Drive, Suite 3900, Raleigh, North Carolina 27606. The lease agreement for such offices commenced on March 1, 1997, is for a term of five years, is renewable at the Company's option and calls for a monthly lease payment of $2,646, with the monthly lease payment increased annually, in accordance with the Consumer Price Index. Optex has a lease with a term of twelve months for space at 27452 Calle Arroyo, San Juan Capistrano, California 92675. The Optex lease agreement commenced October 1998 and calls for a monthly lease payment of $5,598. Gemini has a lease with a term of three years for a space at 11000 Cedar Avenue, Cleveland, Ohio 44106. The Gemini lease agreement commenced October 1, 1997 and calls for a monthly lease payment of $1,871. Research and development work of Atlantic and Channel is currently being conducted on a contract basis at institutions and contract providers. The Company anticipates that in the future the Company and each Operating Company may own or lease its own research facility. The Company believes that its existing facilities are adequate to meet its current requirements. The Company believes that its existing insurance coverage adequately covers the Company's interest in its leased spaces. The Company does not own any real property.

ITEM 3 - LEGAL PROCEEDINGS

     The Company is not aware of any pending legal proceedings to which the Company or any Operating Company is a party or to which any of their properties is subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the Company's fourth fiscal quarter for the year ended December 31, 1998, no matter was submitted to a vote of the Company's security holders, either by proxy solicitations or otherwise.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Market Information

The Common Stock of the Company is listed on the Nasdaq SmallCap Market.

The following table sets forth the high and low bid price for the Company's Common Stock as quoted by Nasdaq, during each quarter within the last two fiscal years.

                               COMMON STOCK PRICE


================================================================================
Period                     High Bid                   Low Bid
--------------------------------------------------------------------------------
1997
--------------------------------------------------------------------------------
First Quarter              $7.25                      $5.625
--------------------------------------------------------------------------------
Second Quarter             $7.125                     $4.625
--------------------------------------------------------------------------------
Third Quarter              $8.125                     $6.562
--------------------------------------------------------------------------------
Fourth Quarter             $10.375                    $5.947
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
1998
--------------------------------------------------------------------------------
First Quarter              $6.75                      $4.875
--------------------------------------------------------------------------------
Second Quarter             $7.81                      $3.813
--------------------------------------------------------------------------------
Third Quarter              $4.813                     $1.438
--------------------------------------------------------------------------------
Fourth Quarter             $1.969                     $1.25
================================================================================

(b)  Holders

     The number of holders of record of the Company's Common Stock as of March 16, 1999 was 163.

     The number of beneficial stockholders of the Company's Common Stock as of March 16, 1999 was 1,060.

(c)  Dividends

          The Company has not paid or declared any dividends on its Common Stock and the Company does not anticipate paying dividends on its Common Stock in the foreseeable future. The Certificate of Designations for the Series A Preferred Stock provides that the Company may not pay dividends on its Common Stock unless a special dividend is paid on its Series A Preferred Stock.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS, PLAN OF OPERATIONS

GENERAL

     The Company was incorporated in Delaware on May 18, 1993 and commenced operations on July 13, 1993. The Company is engaged in the development of biomedical and pharmaceutical products and technologies. The Company has rights to four technologies which it believes may be useful in the treatment of a variety of diseases, including cancer, infectious disease, ophthalmic disorders, pain, inflammation and cardiovascular disorders. The Company's existing products and technologies under development are each held either by the

Company or by one of its three majority-owned subsidiary operating companies (Optex Ophthalmologics, Channel Therapeutics and Gemini Technologies, collectively, the "Operating Companies") which are managed by the Company. The term "Company" may refer to Atlantic and/or the Operating Companies, as indicated by the context. The Company has been unprofitable since inception and expects to incur substantial additional operating losses over the next several years. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

     From the commencement of operations through December 31, 1998, $2,599,932 of revenue has been generated.

     In accordance with the Bausch & Lomb Agreement (as defined below), Bausch & Lomb (as defined below) reimbursed Optex (as defined below) in the amount of $1,047,511 for Optex's costs related to the development of the Catarex technology and incurred since the date of the Agreement. This reimbursement reduced the Company's research and development expenses by $899,936 and general and administrative expenses by $147,575.

     General and administrative expenses for the year ended December 31, 1998 were $2,816,083 (net general and administrative expense was $2,668,508 after deduction of the Bausch & Lomb reimbursement in the amount of $147,575) as compared to $2,838,331 for the corresponding period in 1997, and consisted primarily of expenses associated with corporate operations, legal, finance and accounting, human resources and other general operating costs. In connection with the resignation of the former Chief Executive Officer and President, Jon D. Lindjord, the Company recognized an expense for fiscal 1998 of $140,833 for severance pay in the form of six months of salary continuation during fiscal 1999. The Company anticipates that general and administrative expenses will decrease slightly during the year ended December 31, 1999 as compared to the corresponding period in 1998 because of decreased compensation, public relations and travel expenses.

     Research and development expenditures consist primarily of the costs of research and development personnel; the costs to operate the Company's research and development laboratories; payments made under the Company's license agreements, sponsored research agreements, research agreements with institutes and consultants' agreements to its licensors, its scientific collaborators, research institutes and its consultants; and costs related to patent filings and maintenance. Research and development expenses, inclusive of license fees, were $3,936,291 (net research and development expense was $3,036,355 after deduction of the Bausch & Lomb reimbursement in the amount of $899,936) for the year ended December 31, 1998, as compared to $2,560,584 for the corresponding period in 1997. Assuming all of the Company's technologies are developed as currently planned, the Company anticipates that its research and development expenses will increase during the next year as the Company continues to fund research programs and preclinical testing for its products and technologies under development.

     The Company's cumulative net loss since inception through December 31, 1998, was $16,343,584.

LIQUIDITY, CAPITAL RESOURCES AND PLAN OF OPERATIONS

     The Company's available working capital and capital requirements will depend upon numerous factors, including progress of the Company's research and development programs; progress and cost of ongoing and planned preclinical and clinical testing; timing and cost of obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; changes in the Company's existing collaborative and licensing relationships; levels of resources that the Company devotes to the development of manufacturing and commercializing capabilities; technological advances; status of competitors; the ability of the Company to establish collaborative arrangements with other organizations; and the Company's need to purchase additional capital equipment.

     The Company anticipates that its current resources will be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures until the end of the first quarter of fiscal 2000. In addition, the Company will attempt to generate additional capital through a combination of collaborative agreements, strategic alliances and equity and debt financing. However, no assurance can be provided that additional capital will be obtained through these sources or upon terms acceptable to the Company.

     In May 1998, the Company's majority-owned subsidiary, Optex Ophthalmologics, Inc. ("Optex"), entered into a Development & License Agreement (the "Agreement") with Bausch & Lomb Surgical ("Bausch & Lomb") to complete the development of Catarex, the cataract-removal technology owned by Optex. Under the terms of the Agreement, Optex and Bausch & Lomb intend jointly to complete the final design and development of the Catarex system and Bausch & Lomb, which was granted an exclusive worldwide license to the Catarex technology for human ophthalmic surgery, will assume responsibility for commercializing Catarex globally. The Agreement provides that Bausch & Lomb will pay Optex up-front and milestone payments of (a) $2,500,000 upon the signing of the Agreement, (b) $4,000,000 upon the successful completion of certain clinical trials, (c) $2,000,000 upon receipt of regulatory approval to market the Catarex device in the United States (and this milestone payment is creditable in full against royalties) and (d) $1,000,000 upon receipt of regulatory approval to market the Catarex device in Japan. Pursuant to the Agreement, Bausch & Lomb shall reimburse Optex for its costs incurred since the date of the Agreement related to the development of the Catarex device so long as such expenses do not exceed $2,500,000. During the term (which terminates upon the expiration of the last to expire of the licensed United States patents) of the Agreement, Bausch & Lomb shall pay Optex a royalty of 7% of net sales and an additional 3% royalty when certain conditions involving liquid polymer lenses have been met. This summary of the Agreement is qualified by reference to the entire Agreement, which is attached as an exhibit to the Form 8-K filed by the Company on May 22, 1998.

     In the second quarter of fiscal 1998, Bausch & Lomb paid Optex an up-front payment, which is nonrefundable, in the amount of $2,500,000, and this payment was received and recorded as license revenue. In addition Bausch & Lomb reimbursed Optex for its operating and research and development activities in the amount of $1,047,511 during fiscal 1998.

     Until required for operations, the Company's policy is to keep its cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. government instruments and other investment-grade quality instruments.

     At December 31, 1998, the Company had $5,835,669 in cash and cash equivalents and working capital of $5,601,791. The Company is also obligated, and contingently obligated, to pay certain amounts under the Company's various licensing agreements, employment agreements and consulting agreements. See Note 10 of Notes to Consolidated Financial Statements.

ITEM 7 - FINANCIAL STATEMENTS

For a list of the financial statements filed as part of this report, see the Index to Financial Statements at page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                         ATLANTIC PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

                   (With Independent Auditors' Report Thereon)

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   Index To Consolidated Financial Statements

                                                                            PAGE
                                                                            ----

Independent Auditors' Report                                                 F-1

Consolidated Balance Sheets as of December 31, 1998 and 1997                 F-2

Consolidated Statements of Operations for the years ended
   December 31, 1998, 1997 and 1996 and for the period
   from July 13, 1993 (inception) to December 31, 1998                       F-3

Consolidated Statements of Stockholders' Equity (Deficit) for the
   years ended December 31, 1998, 1997 and 1996 and for the
   period from July 13, 1993 (inception) to December 31, 1995                F-4

Consolidated Statements of Cash Flows for the years ended
   December 31, 1998, 1997 and 1996 and for the period from
   July 13, 1993 (inception) to December 31, 1998                            F-5

Notes to Consolidated Financial Statements                                   F-6

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Atlantic Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Atlantic Pharmaceuticals, Inc. and subsidiaries (a development stage company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1998 and for the period from July 13, 1993 (inception) to December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic
Pharmaceuticals, Inc. and subsidiaries (a development stage company) as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, and for the period from July 13, 1993 (inception) to December 31, 1998, in conformity with generally accepted accounting principles.


February 26, 1999

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           Consolidated Balance Sheets

                                                                                DECEMBER 31,
                                                                       -----------------------------
                                               ASSETS                      1998             1997
Current assets:                                                        ------------     ------------
    Cash and cash equivalents                                          $  5,835,669        8,543,495
    Prepaid expenses                                                         42,108            1,250
    Account receivable (note 11)                                            381,015               --
                                                                       ------------     ------------
            Total current assets                                          6,258,792        8,544,745
                                                                       ------------     ------------
Property and equipment, net (note 3)                                        262,173          250,961
                                                                       ------------     ------------
            Total assets                                               $  6,520,965        8,795,706
                                                                       ============     ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accrued expenses                                                        657,001          392,566
                                                                       ------------     ------------
            Total current liabilities                                       657,001          392,566
                                                                       ------------     ------------
Stockholders' equity (note 6):
    Preferred stock, $.001 par value. Authorized 10,000,000
       shares; 1,375,000 shares designated as Series A
       convertible preferred stock                                               --               --
    Series A convertible preferred stock, $.001 par value
       Authorized 1,375,000 shares; 632,468 and 1,214,723
       shares issued and outstanding at December 31,
       1998 and 1997, respectively                                              632            1,215
    Convertible preferred stock warrants, 117,195 and 123,720
       shares issued and outstanding at December 31, 1998 and 1997,
       respectively  (note 8)                                               540,074          570,143
    Common stock, $.001 par value. Authorized 50,000,000
       shares; 4,503,388 and 3,064,571 shares issued and
       outstanding at December 31, 1998 and 1997, respectively                4,503            3,065
    Common stock subscribed. 182 shares at December 31, 1998
       and 1997                                                                  --               --
    Additional paid-in capital                                           21,662,881       21,493,715
    Deficit accumulated during development stage                        (16,343,584)     (13,590,056)
    Deferred compensation (note 7)                                               --          (74,400)
                                                                       ------------     ------------
                                                                          5,864,506        8,403,682
    Less common stock subscriptions receivable                                 (218)            (218)
    Less treasury stock, at cost                                               (324)            (324)
                                                                       ------------     ------------
            Total stockholders' equity                                    5,863,964        8,403,140
                                                                       ------------     ------------

            Total liabilities and stockholders' equity                 $  6,520,965        8,795,706
                                                                       ============     ============

See accompanying notes to consolidated financial statements.

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      Consolidated Statements of Operations

                                                                                         CUMULATIVE
                                                                                         PERIOD FROM
                                                                                        JULY 13, 1993
                                                   YEAR ENDED DECEMBER 31,             (INCEPTION) TO
                                         -------------------------------------------     DECEMBER 31,
                                             1998            1997            1996            1998
                                         -----------     -----------     -----------     -----------
Revenue:
    License revenue (note 11)            $ 2,500,000              --              --       2,500,000
    Grant revenue                                 --           2,288          97,644          99,932
                                         -----------     -----------     -----------     -----------

         Total revenue                     2,500,000           2,288          97,644       2,599,932
                                         -----------     -----------     -----------     -----------

Costs and expenses:
    Research and development
       (note 6)                            3,036,355       2,560,584       1,059,793       7,283,274
    License fees (note 12)                        --              --          10,000         173,500
    General and administrative             2,668,508       2,838,331       2,747,247      11,727,003
                                         -----------     -----------     -----------     -----------

         Total operating expenses          5,704,863       5,398,915       3,817,040      19,183,777

Other (income) expense:
    Interest income                         (451,335)       (245,231)       (161,704)       (865,836)
    Interest expense                              --              --              --         625,575
                                         -----------     -----------     -----------     -----------

         Total other income (expense)       (451,335)       (245,231)       (161,704)       (240,261)
                                         -----------     -----------     -----------     -----------

         Net loss                         (2,753,528)     (5,151,396)     (3,557,692)    (16,343,584)
                                         -----------     -----------     -----------     -----------

Imputed convertible preferred stock
    dividend (note 6)                      1,628,251       3,703,304              --       5,331,555
                                         -----------     -----------     -----------     -----------

Net loss applicable to common shares     $(4,381,779)     (8,854,700)     (3,557,692)    (21,675,139)
                                         ===========     ===========     ===========     ===========

Net loss per common
    share - basic                        $     (1.13)          (2.97)          (1.29)         (12.14)
                                         ===========     ===========     ===========     ===========

Shares used in calculation of net
    loss per common share - basic          3,883,412       2,979,664       2,758,241       1,785,989
                                         ===========     ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                       CONVERTIBLE                CONVERTIBLE
                                                                     PREFERRED STOCK             STOCK WARRANTS
                                                                 ------------------------    ------------------------
                                                                   SHARES        AMOUNT        SHARES        AMOUNT
                                                                 ----------    ----------    ----------    ----------
Common stock subscribed at $.001 per shares
    July-November 1993 (note 6)                                          --    $       --            --    $       --
Issued common stock at $.001 per share,
    June 1994 (note 6)                                                   --            --            --            --
Issued and subscribed common stock at $.05
    per share, August 1994 (note 6)                                      --            --            --            --
Payments of common stock subscriptions (note 6)                          --            --            --            --
Issuance of warrants, September 1995 (note 5)                            --            --            --            --
Issued common stock and warrants at $4 per unit,
    December 1995 (net of costs of issuance
     of $1,454,300) (note 8)                                             --            --            --            --
Conversion of demand notes payable and the related
    accrued interest to common stock, December 1995
    (note 4)                                                             --            --            --            --
Repurchase of common stock                                               --            --            --            --
Compensation related to grant of stock options (note 7)                  --            --            --            --
Amortization of deferred compensation (note 7)                           --            --            --            --
Net loss                                                                 --            --            --            --
                                                                 ----------    ----------    ----------    ----------

Balance at December 31, 1995                                             --            --            --            --

Issuance of warrants, April 1996 (note 8)                                --            --            --            --
Issued common stock and warrants at $6.73 per share,
    August 1996 (net of costs of issuance of $76,438)
    (note 6)                                                             --            --            --            --
Amortization of deferred compensation (note 7)                           --            --            --            --
Net loss                                                                 --            --            --            --
                                                                 ----------    ----------    ----------    ----------

Balance at December 31, 1996                                             --            --            --            --

Issued convertible  preferred stock at $10 per unit,
    May and August 1997 (net of
    costs of issuance
    of $1,758,816) (note 6)                                       1,237,200         1,237            --            --
Channel merger (note 6)                                                  --            --            --            --
Conversion of preferred to common stock                             (22,477)          (22)           --            --
Issuance of convertible preferred stock  warrants (note 8)               --            --       123,720       570,143
Issuance of warrants (note 8)                                            --            --            --            --
Amortization of deferred compensation (note 7)                           --            --            --            --
Imputed convertible preferred stock dividend                             --            --            --            --
Imputed convertible preferred stock dividend                             --            --            --            --
Net loss                                                                 --            --            --            --
                                                                 ----------    ----------    ----------    ----------

Balance at December 31, 1997                                      1,214,723         1,215       123,720       570,143

Conversion of preferred to common stock                            (584,265)         (585)           --            --
Cashless exercise of preferred warrants (note 8)                      2,010             2        (6,525)      (30,069)
Exercise of options                                                      --            --            --            --
Exercise of warrants (note 8)                                            --            --            --            --
Expense related to grant of stock options (note 7)                       --            --            --            --
Amortization of deferred compensation (note 7)                           --            --            --            --
Imputed convertible preferred stock dividend                             --            --            --            --
Imputed convertible preferred stock dividend                             --            --            --            --
Net loss                                                                 --            --            --            --
                                                                 ----------    ----------    ----------    ----------

Balance at December 31, 1998                                        632,468    $      632       117,195    $  540,074
                                                                 ==========    ==========    ==========    ==========


                                                                        PREFERRED                 COMMON STOCK
                                                                       COMMON STOCK                SUBSCRIBED
                                                                 ------------------------   ------------------------
                                                                   SHARES        AMOUNT       SHARES        AMOUNT
                                                                 ----------    ----------   ----------    ----------
Common stock subscribed at $.001 per shares
    July-November 1993 (note 6)                                          --    $       --        5,231    $        5
Issued common stock at $.001 per share,
    June 1994 (note 6)                                                   84            --           --            --
Issued and subscribed common stock at $.05
    per share, August 1994 (note 6)                                     860             1           12            --
Payments of common stock subscriptions (note 6)                       5,061             5       (5,061)           (5)
Issuance of warrants, September 1995 (note 5)                            --            --           --            --
Issued common stock and warrants at $4 per unit,
    December 1995 (net of costs of issuance
     of $1,454,300) (note 8)                                      1,872,750         1,873           --            --
Conversion of demand notes payable and the related
    accrued interest to common stock, December 1995
    (note 4)                                                        785,234           785           --            --
Repurchase of common stock                                             (269)           --           --            --
Compensation related to grant of stock options (note 7)                  --            --           --            --
Amortization of deferred compensation (note 7)                           --            --           --            --
Net loss                                                                 --            --           --            --
                                                                 ----------    ----------   ----------    ----------

Balance at December 31, 1995                                      2,663,720         2,664          182            --

Issuance of warrants, April 1996 (note 8)                                --            --           --            --
Issued common stock and warrants at $6.73 per share,
    August 1996 (net of costs of issuance of $76,438)
    (note 6)                                                        250,000           250           --            --
Amortization of deferred compensation (note 7)                           --            --           --            --
Net loss                                                                 --            --           --            --
                                                                 ----------   ----------    ----------    ----------

Balance at December 31, 1996                                      2,913,720         2,914          182            --

Issued convertible  preferred stock at $10 per unit,
    May and August 1997 (net of
    costs of issuance
    of $1,758,816) (note 6)                                              --            --           --            --
Channel merger (note 6)                                             103,200           103           --            --
Conversion of preferred to common stock                              47,651            48           --            --
Issuance of convertible preferred stock  warrants (note 8)               --            --           --            --
Issuance of warrants (note 8)                                            --            --           --            --
Amortization of deferred compensation (note 7)                           --            --           --            --
Imputed convertible preferred stock dividend                             --            --           --            --
Imputed convertible preferred stock dividend                             --            --           --            --
Net loss                                                                 --            --           --            --
                                                                 ----------    ----------   ----------    ----------

Balance at December 31, 1997                                      3,064,571         3,065          182            --

Conversion of preferred to common stock                           1,367,817         1,367           --            --
Cashless exercise of preferred warrants (note 8)                         --            --           --            --
Exercise of options                                                  70,000            70           --            --
Exercise of warrants (note 8)                                         1,000             1           --            --
Expense related to grant of stock options (note 7)                       --            --           --            --
Amortization of deferred compensation (note 7)                           --            --           --            --
Imputed convertible preferred stock dividend                             --            --           --            --
Imputed convertible preferred stock dividend                             --            --           --            --
Net loss                                                                 --            --           --            --
                                                                 ----------    ----------   ----------    ----------

Balance at December 31, 1998                                      4,503,388    $    4,503          182    $       --
                                                                 ==========    ==========   ==========    ==========


                                                                                DEFICIT
                                                                              ACCUMULATED                    COMMON
                                                                 ADDITIONAL     DURING                        STOCK
                                                                  PAID IN     DEVELOPMENT     DEFERRED    SUBSCRIPTIONS
                                                                  CAPITAL        STAGE      COMPENSATION   RECEIVABLE
                                                                 ----------    ----------    ----------    ----------
Common stock subscribed at $.001 per shares
    July-November 1993 (note 6)                                       6,272            --            --        (6,277)
Issued common stock at $.001 per share,
    June 1994 (note 6)                                                  101            --            --            --
Issued and subscribed common stock at $.05
    per share, August 1994 (note 6)                                  52,374            --            --          (750)
Payments of common stock subscriptions (note 6)                          --            --            --         6,809
Issuance of warrants, September 1995 (note 5)                       300,000            --            --            --
Issued common stock and warrants at $4 per unit,
    December 1995 (net of costs of issuance
     of $1,454,300) (note 8)                                      6,034,827            --            --            --
Conversion of demand notes payable and the related
    accrued interest to common stock, December 1995
    (note 4)                                                      2,441,519            --            --            --
Repurchase of common stock                                               --            --            --            --
Compensation related to grant of stock options (note 7)             208,782            --      (144,000)           --
Amortization of deferred compensation (note 7)                           --            --        12,000            --
Net loss                                                                 --    (4,880,968)           --            --
                                                                 ----------    ----------    ----------    ----------

Balance at December 31, 1995                                      9,043,875    (4,880,968)     (132,000)         (218)

Issuance of warrants, April 1996 (note 8)                           139,000            --            --            --
Issued common stock and warrants at $6.73 per share,
    August 1996 (net of costs of issuance of $76,438)
    (note 6)                                                      1,452,063            --            --            --
Amortization of deferred compensation (note 7)                           --            --        28,800            --
Net loss                                                                 --    (3,557,692)           --            --
                                                                 ----------    ----------    ----------    ----------

Balance at December 31, 1996                                     10,634,938    (8,438,660)     (103,200)         (218)

Issued convertible  preferred stock at $10 per unit,
    May and August 1997 (net of
    costs of issuance
    of $1,758,816) (note 6)                                      10,611,947            --            --            --
Channel merger (note 6)                                             657,797            --            --            --
Conversion of preferred to common stock                                 (26)           --            --            --
Issuance of convertible preferred stock  warrants (note 8)         (570,143)           --            --            --
Issuance of warrants (note 8)                                       159,202            --            --            --
Amortization of deferred compensation (note 7)                           --            --        28,800            --
Imputed convertible preferred stock dividend                     (3,703,304)           --            --            --
Imputed convertible preferred stock dividend                      3,703,304            --            --            --
Net loss                                                                 --    (5,151,396)           --            --
                                                                 ----------    ----------    ----------    ----------

Balance at December 31, 1997                                     21,493,715    (13,590,056)     (74,400)         (218)

Conversion of preferred to common stock                                (782)           --            --            --
Cashless exercise of preferred warrants (note 8)                     30,067            --            --            --
Exercise of options                                                  52,430            --            --            --
Exercise of warrants (note 8)                                         5,499            --            --            --
Expense related to grant of stock options (note 7)                   81,952            --            --            --
Amortization of deferred compensation (note 7)                           --            --        74,400            --
Imputed convertible preferred stock dividend                     (1,628,251)           --            --            --
Imputed convertible preferred stock dividend                      1,628,251            --            --            --
Net loss                                                                 --    (2,753,528)           --            --
                                                                 ----------    ----------    ----------    ----------

Balance at December 31, 1998                                     21,662,881    (16,343,584)          --          (218)
                                                                 ==========    ==========    ==========    ==========


                                                                                 TOTAL
                                                                             STOCKHOLDERS'
                                                                 TREASURY       EQUITY
                                                                   STOCK       (DEFICIT)
                                                                 ----------    ----------
Common stock subscribed at $.001 per shares
    July-November 1993 (note 6)                                          --            --
Issued common stock at $.001 per share,
    June 1994 (note 6)                                                   --           101
Issued and subscribed common stock at $.05
    per share, August 1994 (note 6)                                      --        51,625
Payments of common stock subscriptions (note 6)                          --         6,809
Issuance of warrants, September 1995 (note 5)                            --       300,000
Issued common stock and warrants at $4 per unit,
    December 1995 (net of costs of issuance
     of $1,454,300) (note 8)                                             --     6,036,700
Conversion of demand notes payable and the related
    accrued interest to common stock, December 1995
    (note 4)                                                             --     2,442,304
Repurchase of common stock                                             (324)         (324)
Compensation related to grant of stock options (note 7)                  --        64,782
Amortization of deferred compensation (note 7)                           --        12,000
Net loss                                                                 --    (4,880,968)
                                                                 ----------    ----------

Balance at December 31, 1995                                           (324)    4,033,029

Issuance of warrants, April 1996 (note 8)                                --       139,000
Issued common stock and warrants at $6.73 per share,
    August 1996 (net of costs of issuance of $76,438)
    (note 6)                                                             --     1,452,313
Amortization of deferred compensation (note 7)                           --        28,800
Net loss                                                                 --    (3,557,692)
                                                                 ----------    ----------

Balance at December 31, 1996                                           (324)    2,095,450

Issued convertible  preferred stock at $10 per unit,
    May and August 1997 (net of
    costs of issuance
    of $1,758,816) (note 6)                                              --    10,613,184
Channel merger (note 6)                                                  --       657,900
Conversion of preferred to common stock                                  --            --
Issuance of convertible preferred stock  warrants (note 8)               --            --
Issuance of warrants (note 8)                                            --       159,202
Amortization of deferred compensation (note 7)                           --        28,800
Imputed convertible preferred stock dividend                             --    (3,703,304)
Imputed convertible preferred stock dividend                             --     3,703,304
Net loss                                                                 --    (5,151,396)
                                                                 ----------    ----------

Balance at December 31, 1997                                           (324)    8,403,140

Conversion of preferred to common stock                                  --            --
Cashless exercise of preferred warrants (note 8)                         --            --
Exercise of options                                                      --        52,500
Exercise of warrants (note 8)                                            --         5,500
Expense related to grant of stock options (note 7)                       --        81,952
Amortization of deferred compensation (note 7)                           --        74,400
Imputed convertible preferred stock dividend                             --    (1,628,251)
Imputed convertible preferred stock dividend                             --     1,628,251
Net loss                                                                 --    (2,753,528)
                                                                 ----------    ----------

Balance at December 31, 1998                                           (324)    5,863,964
                                                                 ==========    ==========

See accompanying notes to consolidated financial statements.

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      Consolidated Statements of Cash Flows

                                                                                                             CUMULATIVE
                                                                                                             PERIOD FROM
                                                                                                            JULY 13, 1993
                                                                       YEAR ENDED DECEMBER 31,             (INCEPTION) TO
                                                             -------------------------------------------     DECEMBER 31,
                                                                 1998            1997            1996            1998
                                                             -----------     -----------     -----------     -----------
Cash flows from operating activities:
    Net loss                                                 $(2,753,528)     (5,151,396)     (3,557,692)    (16,343,584)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
         Expense relating to issuance of warrants                     --         159,202         139,000         298,202
         Expense relating to the issuance of options              81,952              --              --          81,952
         Expense related to Channel merger                            --         657,900              --         657,900
         Compensation expense relating to
           stock options                                          74,400          28,800          28,800         208,782
         Discount on notes payable - bridge financing                 --              --              --         300,000
         Depreciation                                            166,553          74,953          48,405         316,639
         Changes in assets and liabilities:
           (Increase) decrease in prepaid expenses               (40,858)         23,699          23,051         (42,108)
           Increase (decrease) in accrued expenses               264,435         110,774        (518,591)        657,001
           Increase (decrease) in accrued interest                    --              --        (115,011)        172,305
           Increase in account receivable                       (381,015)             --              --        (381,015)
                                                             -----------     -----------     -----------     -----------
             Net cash used in operating activities            (2,588,061)     (4,096,068)     (3,952,038)    (14,073,926)
                                                             -----------     -----------     -----------     -----------
Cash used in investing activities:
    Acquisition of furniture and equipment                      (177,765)       (243,153)        (75,375)       (578,813)
                                                             -----------     -----------     -----------     -----------
Cash flows from financing activities:
    Proceeds from exercise of warrants                             5,500              --              --           5,500
    Proceeds from exercise of stock options                       52,500              --              --          52,500
    Proceeds from issuance of demand notes payable                    --              --              --       2,395,000
    Repayment of demand notes payable                                 --              --        (125,000)       (125,000)
    Proceeds from the issuance of notes payable
      - bridge financing                                              --              --              --       1,200,000
    Proceeds from issuance of warrants                                --              --              --         300,000
    Repayment of notes payable - bridge financing                     --              --         (75,000)     (1,500,000)
    Repurchase of common stock                                        --              --              --            (324)
    Proceeds from the issuance of common stock                        --              --       1,452,313       7,547,548
    Proceeds from issuance of convertible preferred stock             --      10,613,184              --      10,613,184
                                                             -----------     -----------     -----------     -----------
             Net cash provided by financing activities            58,000      10,613,184       1,252,313      20,488,408
                                                             -----------     -----------     -----------     -----------
             Net increase (decrease) in cash and
                 cash equivalents                             (2,707,826)      6,273,963      (2,775,100)      5,835,669
Cash and cash equivalents at beginning of period               8,543,495       2,269,532       5,044,632              --
                                                             -----------     -----------     -----------     -----------
Cash and cash equivalents at end of period                   $ 5,835,669       8,543,495       2,269,532       5,835,669
                                                             ===========     ===========     ===========     ===========
Supplemental disclosure of noncash financing activities:
    Issuance of common stock in exchange for
      common stock subscriptions                             $        --              --              --           7,027
    Conversion of demand notes payable and the related
      accrued interest to common stock                       $        --              --              --       2,442,304
    Cashless exercise of preferred warrants                  $    30,069              --              --          30,069
    Conversion of preferred to common stock                  $     1,367              48              --           1,415

See accompanying notes to consolidated financial statements.

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


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

     The accompanying financial statements have been prepared assuming that the Company will operate as a going concern. Management expects to raise adequate capital to fund its research, product development and administrative expenses. The ability of the Company to raise these funds is dependent on raising adequate funds from investors and corporate partners. The financial statements do not include any adjustments that might be necessary if the Company is unable to raise these funds.

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

     (B)  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is calculated using accelerated methods over their useful lives, generally five years.

     (C)  MINORITY INTEREST

     The Company has recorded 100% of the losses of the Operating Companies, in its consolidated statements of operations as the minority shareholders are not required to and have not funded their pro rata share of losses. Minority interest losses recorded by the Company since inception total $577,488 as of December 31, 1998 and will only be recovered if and when the Operating Companies generate income to the extent of those losses recorded by the Company.

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

                        December 31, 1998, 1997 and 1996


     (F)  COMPUTATION OF NET LOSS PER COMMON SHARE

     For the year ended December 31, 1998, the Company adopted SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). In accordance with this statement, primary net loss per common share is replaced with basic loss per common share which is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Fully diluted net income per common share is replaced with diluted net income per common share reflecting the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, stock subscriptions, and conversion of preferred stock. Diluted net loss per common share is not shown, as common equivalent shares from stock options, stock warrants, stock subscriptions, and convertible preferred stock would have an antidilutive effect. Prior period per share data has been restated to reflect the adoption of SFAS No. 128.

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

(3)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:

                                                       1998              1997
                                                    ---------         ---------

Furniture and equipment                             $ 530,024           352,259
Leasehold improvements                                 48,788            48,788
                                                    ---------         ---------
                                                      578,812           401,047
Less accumulated depreciation                        (316,639)         (150,086)
                                                    ---------         ---------
       Net property and equipment                   $ 262,173           250,961
                                                    =========         =========

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


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

     COMMON STOCK

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

                        December 31, 1998, 1997 and 1996


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

     In August 1996, the Company sold in a private placement 250,000 shares of common stock to certain investors resulting in net proceeds of $1,452,313. In connection with this private placement, the Company paid Paramount Capital, Incorporated ("Paramount") a finders fee of $76,438 and issued an employee of Paramount a warrant to purchase 12,500 shares of the Company's common stock at $6.73 per share, which expires August 16, 2001. Paramount is owned by a majority shareholder of the Company.

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

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


     CONVERTIBLE PREFERRED STOCK

     In May and August, 1997, the Company sold in a private placement 1,237,200 shares of Series A convertible preferred stock ("Series A Preferred") to certain investors resulting in net proceeds of $10,613,184. Holders of Series A Preferred will be entitled to receive dividends, as, when, and if declared by the Board of Directors. Prior to August 7, 1998 (the "Reset Date"), each share was convertible into a share of common stock initially at a conversion price of $4.72.

     The conversion price was adjusted on the Reset Date such that now each share is convertible into a share of common stock at a conversion price of $3.06. This conversion price is subject to adjustment.

     Commencing on the Reset Date, the holders of the Series A Preferred are entitled to payment-in-kind dividends, payable semi-annually in arrears, on their shares of Series A Preferred at the rate of 0.13 shares of Series A Preferred for each outstanding share of Series A Preferred. As of December 31, 1998, no dividends had been declared.

     In connection with the issuance of the convertible preferred stock, the Company recognized $1,628,251 and $3,703,304 in 1998 and 1997, respectively, as an imputed preferred stock dividend to record the difference between the conversion price of the preferred stock and the market price of the common stock on the effective date of the private placement. These imputed dividends were non-cash charges.

(7)  STOCK OPTIONS

     (A) In August 1995, in connection with a severance agreement entered into between the Company and a former CEO, the Company granted options (not pursuant to the 1995 Stock Option Plan) to purchase 23,557 shares of common stock at an exercise price of $1.00 per share with immediate vesting. Total compensation expense recorded at the date of grant with regards to those options was $64,782 with the offset recorded as additional paid-in capital.

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


     (B)  STOCK OPTION PLAN

     In July 1995, the Company established the 1995 Stock Option Plan (the "Plan"), which provides for the granting of up to 650,000 options to officers, directors, employees and consultants for the purchase of stock. In July 1996, the Plan was amended to increase the total number of shares authorized for issuance by 300,000 shares to a total of 950,000 shares and beginning with the 1997 calendar year, by an amount equal to one percent (1%) of the shares of common stock outstanding on December 31 of the immediately preceding calendar year. At December 31, 1998, 1,009,783 shares were authorized for issuance. The options have a maximum term of 10 years and vest over a period determined by the Company's Board of Directors (generally 4 years). During 1998, 70,000 options were exercised.

     The  Company  applies  APB  Opinion  No.  25 in  accounting  for its  plan.
     Accordingly, compensation cost has been recognized for its stock options only to the extent that the quoted market price of the Company's stock at the date of grant exceeded the exercise price of the option.

     During 1995, the Company granted options to purchase 246,598 shares of the Company's common stock at exercise prices below the quoted market prices of its common stock. Deferred compensation expense in the amount of $144,000 was recorded at the date of grant with the offset recorded as an increase to additional paid in capital. Compensation expense in the amount of $74,400, $28,800 and $28,800 was recognized in 1998, 1997 and 1996, respectively.

     In November 1997, the Company granted options to purchase 24,000 shares of the Company's common stock at $9.50 per share to Investor Relations Group ("Investor"). These options expire November 10, 2002. The Company recognized expense of $81,952, which is included in general and administrative expense in the consolidated statements of operations for the year ended December 31, 1998. The expense represents the estimated fair market value of the options, in accordance with FAS 123.

     All stock options granted in 1998 were granted at the quoted market price.

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


     Had compensation costs been determined in accordance with the fair value method prescribed by FASB Statement No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                               1998          1997         1996
                                           -----------    ---------    ---------
     Net loss
     applicable to      As Reported        $ 2,753,528    8,854,700    3,557,692
     common shares      Pro forma          $ 3,410,475    9,537,916    4,119,990

     Net loss per       As Reported        $      0.71         2.97         1.29
     common share-      Pro forma          $      0.88         3.20         1.49
     basic

     The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants in 1998, 1997, and 1996; dividend yield of 0%; expected volatility of 95% for 1998, 46% for 1997 and 75% for 1996; risk-free interest rate of 5.0% for 1998 and 1997, and 5.6% - 6.7% for 1996; and expected lives of 6 to 10 years for each year.

     A summary of the status of the Company's stock plan as of December 1998, 1997 and 1996 and changes during the years then ended is presented below:

                                         WEIGHTED                WEIGHTED                WEIGHTED
                                          AVERAGE                 AVERAGE                 AVERAGE
                              1998       EXERCISE      1997      EXERCISE      1996      EXERCISE
                             SHARES        PRICE      SHARES       PRICE      SHARES       PRICE
                            --------     --------    --------    --------    --------    --------
     At the beginning of
       the year              715,598     $   5.16     560,598    $   4.57     246,598    $   2.90
     Granted                 192,200         3.19     155,000        7.29     314,000        5.88
     Exercised               (70,000)        0.75          --          --          --          --
     Canceled                     --           --          --          --          --          --
                            --------     --------    --------    --------    --------    --------
     At the end of the
       year                  837,798         5.06     715,598        5.16     560,598        4.57

     Options exercisable
       at year-end           574,660                  375,461                 150,650

     Weighted-average
       fair value of
       options granted
       during the year                   $   2.84                $   3.74                $   4.06

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


     The  following  table  summarizes  the  information   about  stock  options
outstanding at December 31, 1998:


                              OPTIONS OUTSTANDING
                        --------------------------------
                                              REMAINING       NUMBER OF
                            NUMBER           CONTRACTUAL       OPTIONS
     EXERCISE PRICE      OUTSTANDING             LIFE        EXERCISABLE
     --------------     -------------        -----------    -------------

         1.656                 10,000         10 years             10,000
         2.31                   6,000         9.7 years             6,000
         3.25                 175,000         9.6 years            24,500
         3.75                  66,598         3.7 years            54,610
         3.75                 110,000         0.5 years           110,000
         5.81                  60,000         0.5 years            60,000
         5.81                 240,000           4 years           177,600
         6.625                 75,000           5 years            36,750
         6.625                 40,000         0.5 years            40,000
         6.813                  1,200         4.2 years             1,200
         7.00                   6,000         8.5 years             6,000
         7.25                  10,000           7 years            10,000
         7.50                   4,000           7 years             4,000
         9.50                  24,000         3.9 years            24,000
         9.875                 10,000         8.8 years            10,000
                        =============                       =============
                              837,798                             574,660
                        =============                       =============

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

     In December 1995, in connection with the IPO, the Company issued redeemable warrants to purchase 1,872,750 shares of common stock at an exercise price of $5.50 per share. These redeemable warrants expire on December 13, 2000. Commencing December 14, 1996, these redeemable warrants are subject to redemption by the Company at its option, at a redemption price of $.05 per warrant provided that the average closing bid price of the common stock equals or exceeds $8.25 per share for a specified period of time, and the Company has obtained the required approvals from the Underwriter's of the Company's IPO. In January 1998, 1,000 warrants were exercised.

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


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

     The Company entered into an agreement with Investor pursuant to which Investor will render investor relations and corporate communication services to the Company. A warrant to purchase 24,000 shares of Company's common stock at $7.00 per share, which warrant expires on November 22, 2001, was issued in 1996. The Company recognized expense of $110,640, which is included in general and administrative expense in the consolidated statements of operations for the year ended December 31, 1997. The expense represents the fair market value of the warrants, in accordance with FAS 123.

     Concurrent with the private placement offering of convertible preferred stock in 1997, the Company issued 123,720 warrants to designees of Paramount, the placement agent. In accordance with SFAS No. 123, the Company determined the fair value of the warrants using the Black Scholes Model and recognized costs of $570,143, which offset the proceeds and increased the Company's stockholders' equity (deficit). In June 1998, 6,525 warrants were exercised via a cashless method for 2,010 shares of convertible preferred stock.

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


(9)  RELATED-PARTY TRANSACTIONS

     The Company has several consulting agreements with directors of the Company. These agreements, which may be terminated upon ten days notice by either party, require monthly consulting fees. Consulting expense under these agreements was $96,000, $60,000, and $30,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     One of the five members of the Board of Directors of the Company is a full-time officer of Paramount. In the regular course of its business, Paramount identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. The Company had several agreements with Paramount as well as with the Company's directors pursuant to which Paramount and such directors provide financial advisory services to the Company. Consulting expense under these agreements was $36,000, $28,000 and $42,500 for the years ended December 31, 1998, 1997 and 1996, respectively.

(10) INCOME TAXES

     There was no current or deferred tax expense for the years ended December 31, 1998, 1997 and 1996 because of the Company's operating losses.

     The components of deferred tax assets and deferred tax liabilities as of December 31, 1998, 1997 and 1996 are as follows:

                                                     1998          1997          1996
                                                  ----------    ----------    ----------
     Deferred tax assets:
       Tax loss carryforwards                     $6,542,380     5,462,686     3,365,000
       Research and development credit               421,217       238,000       123,000
       Fixed assets                                   18,924        26,757            --
                                                  ----------    ----------    ----------
            Gross deferred tax assets              6,982,521     5,727,443     3,488,000
       Less valuation reserve                      6,982,521     5,727,443     3,488,000
                                                  ----------    ----------    ----------
            Net deferred tax assets                       --            --            --
                                                  ----------    ----------    ----------

     Deferred tax liabilities                             --            --            --
                                                  ----------    ----------    ----------

            Net deferred tax asset (liability)    $       --            --            --
                                                  ==========    ==========    ==========

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


     The reasons for the difference between actual income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 and the amount computed by applying the statutory federal income tax rate to losses before income tax (benefit) are as follows:

                                              1998                       1997                       1996
                                     ----------------------     ----------------------     ----------------------
                                                      % OF                       % OF                       % OF
                                                     PRETAX                     PRETAX                     PRETAX
                                        AMOUNT      EARNINGS       AMOUNT      EARNINGS       AMOUNT      EARNINGS
                                     -----------     ------     -----------     ------     -----------     ------
     Income tax expense at
       statutory rate                $  (936,000)    (34.0%)    $(1,752,000)    (34.0%)    $(1,210,000)    (34.0%)
     State income taxes, net
       of federal tax benefit           (165,000)     (6.0%)       (309,000)     (6.0%)       (213,000)     (6.0%)
     Change in valuation reserve       1,255,000      45.6%       2,239,000      43.4%       1,462,000      41.1%
     Credits generated in current
       year                             (183,000)     (6.6%)       (171,000)     (3.3%)             --       - %
     Other, net                           29,000       1.0%          (7,000)     (0.1%)        (39,000)     (1.1%)
                                     -----------     ------     -----------     ------     -----------     ------
     Income tax benefit              $        --       -- %     $        --       -- %     $        --       -- %
                                     ===========     ======     ===========     ======     ===========     ======

     At December 31, 1998, the Company had net operating loss tax carryforwards of approximately $16,355,949. The net operating loss carryforwards expire in various amounts starting in 2008 and 1998 for federal and state tax purposes, respectively. The Tax Reform Act of 1986 contains provisions which limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests. If the Company's net operating loss carryforwards are limited, and the Company has taxable income which exceeds the permissible yearly net operating loss carryforward, the Company would incur a federal income tax liability even though net operating loss carryforwards would be available in future years.

(11) LICENSE AGREEMENT

     On May 14, 1998, Optex entered into a Development and License Agreement (the "Agreement") with Bausch & Lomb Surgical (Bausch & Lomb) to complete the development of Catarex, a cataract-removal technology owned by Optex. Under the terms of the Agreement, Optex and Bausch & Lomb intend jointly to complete the final design and development of the Catarex System. Bausch & Lomb was granted an exclusive worldwide license to the Catarex technology for human ophthalnic surgery and will assume responsibility for commercializing Catarex globally.

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


     The Agreement provides that Bausch & Lomb will pay Optex milestone payments of (a) $2,500,000 upon the signing of the Agreement, (b) $4,000,000 upon the successful completion of certain clinical trials, (c) $2,000,000 upon receipt of regulatory approval to market the Catarex device in the United States (this payment is creditable in full against royalties), and (d) $1,000,000 upon receipt of regulatory approval to market the Catarex device in Japan. Pursuant to the Agreement, Bausch & Lomb shall reimburse Optex for its research and development expenses not to exceed $2,500,000. Bausch & Lomb shall pay Optex a royalty of 7% of net sales and an additional 3% royalty when certain conditions involving liquid polymer lenses are met.

     During 1998, the Company received the first milestone payment of $2,500,000, which is nonrefundable, and recorded this amount as license revenue. In addition, the Company recorded $1,047,511 as a reduction of expenses related to the research and development of the Catarex device. Of this amount, $381,015 is recorded as an account receivable at December 31, 1998.

(12) COMMITMENTS AND CONTINGENCIES

     CONSULTING AND RESEARCH AGREEMENTS

     The Operating Companies have entered into several research, consulting and employment agreements. Under the terms of these agreements $687,504 will be paid in 1999. Consulting expense under these agreements amounted to $1,407,549, $1,037,648 and $693,359 for the years ended December 31, 1998,
     1997 and 1996, respectively.

     The Company has entered into consulting agreements, under which stock options may be issued in the foreseeable future.

     OPERATING LEASES

     The Company rents certain office space under operating leases which expire in various years through 2002.

     Aggregate annual lease payments for noncancelable operating leases are as follows:

                            YEAR ENDING DECEMBER 31,
                            ------------------------

                             1999           $53,427
                             2000            32,427
                             2001            31,200
                             2002            10,400

                 ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


     Rent expense related to operating leases for the years ended December 31, 1998, 1997, and 1996 was $97,756, $62,683, and $22,984, respectively.

     RESIGNATION OF CEO

     In July 1998, the CEO of the Company resigned. The Company recorded $211,250 of expense for salary continuation through April 1999. Of this amount, $140,833 is recorded in accrued expenses at December 31, 1998. Pursuant to the resignation, all unvested stock options held by the CEO vested immediately and expire in July 1999.

PART III

ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

     Certain information about the Company's current directors and executive officers as of March 16, 1999 is set forth below:

     Name                            Age          Position
     ----                            ---          --------

     Martin D. Cleary                53           Director

     Robert A. Fildes, Ph.D.         60           Director, Chairman of the Board

     Yuichi Iwaki, M.D., Ph.D.       49           Director

     Steven H. Kanzer, C.P.A., Esq.  35           Director

     Stephen R. Miller, M.D.         41           Senior Vice President, Chief Scientific and Medical Officer

     Margaret A. Schalk              41           Vice President, Investor Relations and Project Management

     Shimshon Mizrachi               45           Chief Financial Officer, Treasurer and Assistant Secretary


BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS

     MARTIN D. CLEARY has served as a director of the Company since December 1998. He is currently a private consultant to biotech and healthcare companies. Mr. Cleary was co-founder, President and CEO of CardioGene Therapeutics, a cardiovascular gene therapy company, from its inception in 1996 until its successful merger with Boston Scientific Corporation in 1998. From 1994 to 1995, Mr. Cleary served as President, Chief Executive Officer and a member of the Board of Directors of IMRE Corporation, a public biotechnology company specializing in products of immune-mediated diseases and cancer. From 1993 to 1994, he was President, Chief Executive Officer and a Director of Theragen, a gene-therapy company, which merged with GenVec, Inc. He was Group Vice President and Chief Financial Officer of Cytogen Corporation from 1986 to 1993. He was also President and Chief Executive Officer of CytoRad, Inc., a public corporation engaged in the research and development of antibody-based drug delivery systems. Prior to joining Cytogen, Mr. Cleary was with Johnson & Johnson, Inc. for 14 years. From 1982 to 1986, he served as Vice President, Operations and a Director of Iolab Corporation, a subsidiary of Johnson & Johnson and as its Vice President, Finance and a Director from 1980 to 1982. From 1973 to 1979, Mr. Cleary held several senior management positions in Johnson & Johnson International.

     ROBERT A. FILDES, PH.D. has served as a director of the Company since October 1997. Dr. Fildes was appointed as Chairman of the Board of the Company in [June] 1998 and from July [10], 1998 to December 31, 1998 he served as interim President and Chief Executive Officer of the Company. Since August 1997, Dr. Fildes has been an independent business consultant in the pharmaceutical industry. Dr. Fildes served as Chairman of the Board and Chief Executive Officer of Scotgen Biopharmaceuticals Inc., a biotechnology company, from February 1993 to August 1997, during which time Scotgen filed a bankruptcy petition. From August 1990 to January 1993, he was an independent business consultant in the pharmaceutical industry. Dr. Fildes was President and Chief Executive Officer of Cetus

Corporation, a biopharmaceutical company, from 1982 to 1990. From 1980 to 1982, he was President of Biogen, Inc., the United States subsidiary of Biogen, N.V., Geneva, Switzerland. Dr. Fildes is a director of two publicly traded biopharmaceutical companies: Carrington Laboratories, Inc., and La Jolla Pharmaceutical Co., and several privately held companies.

     YUICHI IWAKI, M.D., PH.D. has served as a director of the Company since August 1996. He has been a Director of the Transplantation Immunology and Immunogenetics Laboratory in the Department of Urology at the University of Southern California and a Professor of Urology and Pathology at the University of Southern California School of Medicine since 1992. Prior to that, Dr. Iwaki held various academic appointments at the University of Southern California School of Medicine, the University of Pittsburgh, the University of California at Los Angeles, Sapporo Medical School and Nihon University School of Medicine. Dr. Iwaki, who received his M.D. and Ph.D. from Sapporo Medical School in Japan, also serves as a director of Avigen, Inc., a publicly traded biotechnology company, and of a second privately held company.

     STEVEN H. KANZER, C.P.A., ESQ. has served as a director of the Company since its inception in 1993. Since December 1997, Mr. Kanzer has been President, Chief Executive Officer and a member of the board of directors of the Institute for Drug Research, Inc., a private 350-employee pharmaceutical research and development company with offices in Budapest, Hungary and New York. From 1992 until December 1998, Mr. Kanzer was a founder and Senior Managing Director of Paramount Capital, Inc. ("Paramount"), an investment bank specializing in the biotechnology and biopharmaceutical industries, and Senior Managing Director and Head of Venture Capital of Paramount Capital Investments, LLC ("Paramount Investments"), a biotechnology and biopharmaceutical venture capital and merchant banking firm that is associated with Paramount. Mr. Kanzer is a founder and Chairman of the Board of Discovery Laboratories, Inc. and a member of the Board of Directors of Endorex Corp., two publicly traded pharmaceutical research and development companies. From 1993 until June 1998, Mr. Kanzer was a founder and a member of the board of directors of Boston Life Sciences, Inc., a publicly-traded pharmaceutical research and development company. Mr. Kanzer is also a founder and member of the board of directors and has been a Chairman and Interim President of several private pharmaceutical research and development companies. Prior to joining Paramount, Mr. Kanzer was an attorney associated with Skadden, Arps, Slate, Meagher & Flom LLP in New York, New York from September 1988 to October 1991. Mr. Kanzer received his J.D. from New York University School of Law in 1988 and a B.B.A. in Accounting from Baruch College in 1985.

     STEPHEN R. MILLER, M.D. assumed the position of Vice President and Chief Medical Officer in September 1995 and was promoted to Senior Vice President, Chief Scientific and Medical Officer in September 1996. Commencing September 1995, Dr. Miller also had served as Vice President and Chief Medical Officer of each of the Company's subsidiaries, Optex, Gemini and Channel and, commencing
September 1996, Dr. Miller was promoted to Senior Vice President, Chief Scientific and Medical Officer of each of Optex, Gemini and Channel. From December 1985 through August 1995, Dr. Miller served in a variety of positions of increasing responsibility in the research and development and the marketing divisions of G.D. Searle, a pharmaceutical company ("G.D. Searle"), including Senior Director, Technology Planning; Senior Director, International Marketing Operations; Director, Cardiovascular Marketing; and Associate Director, Clinical Research and Development. Dr. Miller is board certified in Internal Medicine and has been an Instructor of Clinical Medicine at the Chicago Medical School since 1985. Dr. Miller received his M.D., summa cum laude, from the University of Witwatersrand Medical School, Johannesburg, South Africa.

     MARGARET  A.  SCHALK  assumed  the  position  of Senior  Director,  Project
Management in September 1995 and was promoted to Vice President, Investor Relations and Project Management in September 1996. Commencing September 1995, Ms. Schalk also had served as Senior Director, Project Management of each of the Company's subsidiaries, Optex, Gemini and Channel and, commencing September 1996, Ms. Schalk was promoted to Vice President, Investor Relations and Project Management of each of Optex, Gemini and Channel. From 1987 to September 1995, Ms. Schalk held positions of increasing responsibility in the areas of project management, drug development and marketing at G.D. Searle, including Senior Product Manager, International Marketing Operations; Director of Project Management, Corporate Medical and Scientific Affairs; and Associate Director, Drug Development, Corporate Medical and Scientific Affairs. Ms. Schalk received her B.S. and M.S. from the University of Wisconsin, Milwaukee.

     SHIMSHON MIZRACHI assumed the position of Controller in November 1995 and was promoted to Chief Financial Officer, Treasurer and Assistant Secretary in September 1997. Since November 1995, Mr. Mizrachi also has served as Controller of each of the Company's subsidiaries, Optex, Gemini and Channel. From April 1994 to November 1995, Mr. Mizrachi served as Assistant Manager for Caldor Corp., a regional retail company. From 1987 to April 1994, Mr. Mizrachi held management positions of increasing responsibility for MidIsland Department Stores, a regional retail company. Mr. Mizrachi is a Certified Public Accountant. He received his B.A. from Tel Aviv University, his M.B.A. from Adelphi University and his second B.A. from Queens College in New York.

There are no family relationships among the executive officers or directors of the Company.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who are the beneficial owners of more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership of the Common Stock with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms furnished to the Company , the Company believes that, during the period from January 1, 1998 to December 31, 1998, all officers, directors and beneficial owners of more than 10% of the Company's Common Stock complied with all Section 16(a) requirements, except that each of Dr. Rosenwald and Dr. Fildes filed a Form 3 after the filing due date for such form, and Dr. Rosenwald has not filed a Form 4 in connection with his transfer of certain shares of Company Common Stock. Dr. Miller filed a Form 5 after the filing date for such form.

ITEM 10 - EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     Non-employee Board members are eligible to participate in the automatic stock option grant program pursuant to the Company's 1995 Stock Option Plan. Non-employee directors are granted an option for 10,000 shares of the Company's Common Stock upon their initial election or appointment to the Board and an option for 2,000 shares of the Company's Common Stock on the date of each annual meeting of the Company for those non-employee directors continuing to serve after such meeting. Pursuant to the automatic stock option grant program, the Company granted each of Drs. Iwaki and Fildes and Mr. Kanzer an option on August 28, 1998 for 2,000 shares of Common Stock at an exercise price of $2.313 per share, the fair market value of the Company's Common Stock on the date of grant. Also pursuant to the automatic stock option grant program, the Company granted Mr. Cleary an option on December 17, 1998 for 10,000 shares of Common Stock at an exercise price of $1.656 per share, the fair market value of the Company's Common Stock on the date of grant.

     Subject to the approval of the holders of 66.67% of the Company's Series A Preferred Stock, effective October 24, 1997, each non-employee member of the Board is to receive $6,000 per year for his services as a director, payable semi-annually in arrears, plus $1,500 for each Board meeting attended in person, $750 for each Board meeting attended via telephone conference call and $500 for each meeting of a Committee of the Board attended. The Board of Directors submitted this matter to the holders of the Series A Preferred Stock for their approval at the Company's 1998 annual meeting of stockholders; however, an insufficient number of holders of Series A Preferred Stock voted on this matter and it was not approved. Accordingly, this matter is expected to be resubmitted to the holders of Series A Preferred Stock in conjunction with the 1999 annual meeting of stockholders.

     Board members are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board and of Committees of the Board.

     Subject to the approval of the holders of 66.67% of the Company's Series A Preferred Stock, on March 13, 1998 the Board (with Dr. Iwaki and another director abstaining) approved a Financial Services Agreement and a Consultancy Agreement, each between the Company and Dr. Iwaki. Pursuant to the terms of the Financial Services Agreement, Dr. Iwaki is to provide financial advisory services to the Company and the Company is to pay Dr. Iwaki a fee of five percent of the value of the compensation (whether cash or securities or a combination thereof) received by the Company in the event Dr. Iwaki is instrumental to the Company in consummating certain financing or strategic transactions. Such Financial Services Agreement is to supersede a financial services agreement, previously entered into between the Company and Dr. Iwaki, under which Dr. Iwaki had not received any compensation from the Company. Pursuant to the terms of the Consultancy Agreement, Dr. Iwaki is to provide medical and scientific consultation and advice to the Company and the Company is to pay Dr. Iwaki a retainer of $5,000 per month, as well as a per diem of $1,000 per day when Dr. Iwaki is providing services pursuant to the Consultancy
Agreement or the Financial Services Agreement, and is to grant Dr. Iwaki a fully-vested option, exercisable for 30,000 shares of the Company's Common Stock, at an exercise price of $6.8125 per share, the fair market value of the Company's Common Stock on March 13, 1998. Such Consultancy Agreement is to supersede a consultancy agreement previously entered into between the Company and Dr. Iwaki pursuant to which the Company has been paying Dr. Iwaki a consulting fee of $2,500 per month. The Board of Directors submitted this matter to the holders of the Series A Preferred Stock for their approval at the Company's 1998 annual meeting of stockholders; however, an insufficient number of holders of Series A Preferred Stock voted on this matter and it was not approved. Accordingly, this matter is expected to be resubmitted to the holders of Series A Preferred Stock in conjunction with the 1999 annual meeting of stockholders.

     The Company and Mr. Cleary entered into a Consultancy Agreement, effective as of December 1, 1998, pursuant to which Mr. Cleary provides business consultation and advice to the Company and the Company pays Mr. Cleary a retainer of $1,000 per month.

     No current employee of the Company is also a director of the Company.

     COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth the compensation earned, for services rendered in all capacities to the Company, for the last three fiscal years, by the two individuals who served as Chief Executive Officer of the Company during fiscal 1998 and the three other highest paid executive officers serving as such at the end of 1998 whose compensation for that fiscal year was in excess of $100,000. The individuals named in the table will be hereinafter referred to as the "Named Officers." No other executive officer of the Company received compensation in excess of $100,000 during fiscal year 1998. No executive officer who would otherwise have been included in such table on the basis of 1998 salary and bonus resigned or terminated employment during the year.

                                             SUMMARY COMPENSATION TABLE
=======================================================================================================================

                                                                                                       Long-Term
                                                                Annual Compensation               Compensation Awards
                                                   --------------------------------------------------------------------

                                                                                  Other Annual         Securities
    Name and Principal Position          Year        Salary($)(1)    Bonus($)   Compensation($)        Underlying
                                                                                                    Options/SARs(#)
-----------------------------------------------------------------------------------------------------------------------
Robert A. Fildes, Ph.D.  (2)             1998           63,500           0             0                 77,000
  Interim President and                  1997             0              0             0                 10,000
  Chief Executive Officer
Jon D. Lindjord  (3)                     1998          256,554        35,000         9,500                 0
  President and Chief                    1997          225,000           0           9,500               40,000
  Executive Officer                      1996          195,833        62,500           --                60,000
Stephen R. Miller, M.D.                  1998          163,833        20,000         9,500               20,000
  Senior Vice President, Chief           1997          164,200           0           9,500               30,000
  Scientific and Medical Officer         1996          145,175        20,000           --               100,000
Margaret A. Schalk                       1998          128,933        17,000         8,584               20,000


  Vice President, Investor               1997          115,000           0           6,785               25,000
  Relations and Project                  1996          104,375        15,000           --                90,000
  Management
Shimshon Mizrachi                        1998          146,667        15,000         9,500               20,000
  Chief Financial Officer,               1997          122,000           0           5,900               20,000
Treasurer and Assistant                  1996           91,250        10,000           --                50,000
Secretary
=======================================================================================================================

(1) Does not include amounts deferred under the Company's SAR-SEP retirement plan pursuant to payroll deductions and matching contributions of the Company.

(2) Dr. Fildes acted as interim President and CEO from July 10 to December 31, 1998. He received $63,500.00 as salary and in addition received 75,000 options at an exercise price of $3.25 per share. In addition he received 2,000 options on August 28, 1998 as an automatic grant for serving as a Director of the Company at an exercise price of $2.31 per share.

(3) Mr. Lindjord resigned as the Company's CEO and as a member of the Company's Board of Directors and from all officer and director positions held with the Company's subsidiaries, effective July 7, 1998.

OPTIONS AND STOCK APPRECIATION RIGHTS

     The following table contains information concerning the grant of stock options under the Company's 1995 Stock Option Plan to the Named Officers during the 1998 fiscal year. Except as described in footnote (1) below, no stock appreciation rights were granted during the 1998 fiscal year.

                                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
====================================================================================================================

                                                 Individual Grants
--------------------------------------------------------------------------------------------------------------------
                                    Number of Securities   % of Total Options/SARs
                                     Underlying Options/   Granted to Employees in   Exercise Price    Expiration
               Name                  SARs Granted(#)(1)         Fiscal Year(2)        ($/Share)(3)        Date
--------------------------------------------------------------------------------------------------------------------
Robert A. Fildes, Ph.D.                    75,000                    54%                  $3.25         03/12/08

                                            2,000                     1%                  $2.31         08/27/08

Stephen R. Miller, M.D.                    20,000                    15%                  $3.25         03/12/08

Margaret A. Schalk                         20,000                    15%                  $3.25         03/12/08

Shimshon Mizrachi                          20,000                    15%                  $3.25         03/12/08
====================================================================================================================

(1) Each option has a maximum term of seven years, subject to earlier termination in the event of the optionee's cessation of service with the Company. The grant date for the option grant of 2,000 shares to Dr. Fildes was August 28, 1998, and the grant date for the rest of the options is August 7, 1998. Except for the grants to Dr. Fildes, each option becomes exercisable as follows: one-third of the shares underlying the option vest on August 7, 1999 and the remainder of the shares underlying the option vest in 24 equal monthly installments commencing September 7, 1999. Dr. Fildes' option for 75,000 shares becomes exercisable in a series of 36 equal monthly installments commencing September 7, 1998. Dr. Fildes option for 2,000 shares was vested immediately. Each option will become immediately exercisable in full upon an acquisition of the Company by merger or asset sale, unless the option is assumed by the successor entity. Each option includes a limited stock appreciation right pursuant to which the optionee may surrender the option, to the extent exercisable for vested shares, upon the successful completion of a hostile tender for securities possessing more than 50% of the combined voting power of the Company's outstanding voting securities. In return for the surrendered option, the optionee will receive a cash distribution per surrendered option share equal to the excess of (i) the highest price paid per share of the Company's Common Stock in such hostile tender offer over (ii) the exercise price payable per share under the cancelled option.

(2) Calculated based on total option grants to employees of 137,000 shares of Common Stock during the 1998 fiscal year.

(3) The exercise price may be paid in cash or in shares of Common Stock (valued at fair market value on the exercise date) or through a cashless exercise procedure involving a same-day sale of the purchased shares. The Company may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares and the federal and state income tax liability incurred by the optionee in connection with such exercise. The optionee may be permitted, subject to the approval of the Plan Administrator, to apply a portion of the shares purchased under the option (or to deliver existing shares of Common Stock) in satisfaction of such tax liability.

OPTION EXERCISES AND HOLDINGS

     The following table provides information with respect to the Named Officers concerning the exercisability of options during fiscal year 1998 and unexercisable options held as of the end of fiscal year 1998. No stock appreciation rights were exercised during such fiscal year, and, except for the limited rights described in footnote (1) to the preceding table, no stock appreciation rights were outstanding at the end of that fiscal year.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

=======================================================================================================================
                         Shares                             No. of Securities         Value of Unexercised In-the-Money
                        Acquired         Value           Underlying Unexercised         Options/SARs at FY-End (Market
Name                   on Exercise    Realized (1)     Options/SARs at FY-End (#)       price of shares at FY-End less
                                                                                            exercise price) ($)(1)
                                                     ------------------------------------------------------------------
                                                     Exercisable      Unexercisable     Exercisable    Unexercisable
-----------------------------------------------------------------------------------------------------------------------
Robert A. Fildes, Ph.D.      0             -            20,333           66,667              0               0
-----------------------------------------------------------------------------------------------------------------------

Jon D. Lindjord           70,000     $57,763(2)        210,000              0                0               0
-----------------------------------------------------------------------------------------------------------------------

Stephen R. Miller, M.D.      0             -           119,969           69,980              0               0
-----------------------------------------------------------------------------------------------------------------------

Margaret A. Schalk           0             -            99,979           61,660              0               0
-----------------------------------------------------------------------------------------------------------------------

Shimshon Mizrachi            0             -            47,500           42,500              0               0
-----------------------------------------------------------------------------------------------------------------------

(1) Equal to the excess of the fair market value of the purchased shares at the time of the option exercise over the exercise price paid for those shares.

(2) Based on the fair market value of the Company's Common Stock on December 31, 1998 of $1.50 per share, the closing sales price per share on that date on the Nasdaq SmallCap Market.

LONG TERM INCENTIVE PLAN AWARDS

     No long term incentive plan awards were made to a Named Officer during the last fiscal year.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

     Effective September 19, 1995, Dr. Miller became Vice President, Chief Medical Officer of the Company and of each of the Company's subsidiaries pursuant to a Letter Agreement, dated September 19, 1995. Pursuant to such Agreement, the Company agreed to pay Dr. Miller an initial annual salary of $145,000. In the event that the Company terminates Dr. Miller's employment without cause, the Company is obligated to continue to pay his salary for nine months, subject to Dr. Miller's duty to mitigate damages by seeking alternative employment. Finally, Dr. Miller and his dependents will be eligible to receive paid medical and long-term disability insurance and such other health benefits as the Company makes available to its other senior officers and directors.

     Effective September 19, 1995, Ms. Schalk became Senior Director, Project Management of the Company and of each of the Company's subsidiaries pursuant to a Letter Agreement, dated September 19, 1995. Pursuant to such Agreement, the Company agreed to pay Ms. Schalk an initial annual salary of $100,000. In the event that the Company terminates Ms. Schalk's employment without cause, the Company is obligated to continue to pay her salary for nine months, subject to Ms. Schalk's duty to mitigate damages by seeking alternative employment. Finally, Ms. Schalk and her dependents will be eligible to receive paid medical and long-term disability insurance and such other health benefits as the Company makes available to its other senior officers and directors.

     Effective November 15, 1995, Mr. Mizrachi became Controller of the Company and of each of the Company's subsidiaries pursuant to a Letter Agreement, dated November 6, 1995. Pursuant to such Agreement, the Company agreed to pay Mr. Mizrachi an initial annual salary of $90,000. In the event that the Company terminates Mr. Mizrachi's employment without cause, the Company is obligated to continue to pay his salary for six months, subject to Mr. Mizrachi's duty to mitigate damages by seeking alternative employment. Finally, Mr. Mizrachi and his dependents will be eligible to receive paid medical and long-term disability insurance and such other health benefits as the Company makes available to its other senior officers and directors.

     The Compensation Committee has the discretion under the 1995 Stock Option Plan to accelerate options granted to the Named Officers in connection with a change in control of the Company or upon the subsequent termination of the officer's employment following the change of control.

ITEM 11 - SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

     The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's Stock as of March 16, 1999 by (i) all persons who are beneficial owners of five percent or more of the Company's Common Stock, (ii) each director and executive officer of the Company and (iii) all current directors and executive officers as a group. The Company does not know of any person who beneficially owns more than five percent of the Preferred Stock, and none of the Company's directors or executive officers owns any shares of Preferred Stock. The number of shares beneficially owned by each director or executive officer is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Shares of the Company's Common Stock subject to convertible securities that are currently exercisable or convertible or that will become exercisable or convertible within sixty (60) days are deemed to be beneficially owned by the person holding such convertible security for computing the percentage ownership of such person, but are not treated as outstanding for computing the percentage of any other person. Except as otherwise indicated, the Company believes that the beneficial owners of the Company's Stock listed below, based upon such information furnished by such owners, have sole investment power with respect to such shares, subject to community property laws where applicable.

                                      Number                 Percent of Total
Name and Address                     of Shares             Shares Outstanding(1)
----------------                     ---------             ---------------------

Lindsay A. Rosenwald, M.D.(2         499,487  ........             7.6  %
   787 7th Avenue
   New York, NY  10019

VentureTek, L.P.(3)                  438,492  ........             6.7  %
   39 Broadway
   New York, NY  10006

Joseph Stevens & Co. Inc.(4)         330,000  ........             5.0  %
   33 Maiden Lane, 8th floor
   New York, NY  10038

Jon D. Lindjord (5)                  280,000  ........             4.3  %

Stephen R. Miller, M.D. (5)          119,969  ........             1.8  %

John K.A. Prendergast, Ph.D.(6)      41,553..                      *%

Margaret A. Schalk (5)               99,979..                      1.5  %

Yuichi Iwaki, M.D., Ph.D. (5).       14,000   ........             *    %

Shimshon Mizrachi (5)                47,500   ........             *    %

Robert A. Fildes, Ph.D. (5)          20,333   ........             *    %

Steve H. Kanzer, Esq. (5).           6,121    ........             *    %

All current executive officers
   and directors as a group
   (6 persons) (5)                   307,902  ........             4.7  %
-----------------------------
*        Less than 1.0%

(1) Percentage of beneficial ownership is calculated assuming 6,571,178 shares of Common Stock were outstanding on March 16, 1999. Beneficial ownership is determined in accordance with the rules of the Commission and includes voting and investment power with respect to shares of Common Stock.

(2) Includes 570 shares owned by Dr. Rosenwald's wife and trusts in favor of his minor children. Dr. Rosenwald disclaims beneficial ownership of such shares. Does not include 84 shares collectively owned by Dr. Rosenwald's mother and two brothers, of which Dr. Rosenwald disclaims beneficial ownership. Includes 380 shares owned by two companies of which Dr. Rosenwald is the sole stockholder. Includes 154,410 shares of Common Stock into which shares of Series A Preferred may be converted upon exercise of a warrant, exercisable within 60 days of March 16, 1999, for 47,202 shares of Series A Preferred.

(3) The general partner of VentureTek, L.P. is Mr. C. David Selengut. Mr. Selengut may be considered a beneficial owner of the shares owned by VentureTek, L.P. by virtue of his authority as general partner to vote and/or dispose of such shares. VentureTek, L.P. is a limited partnership, the limited partners of which include Dr. Rosenwald's wife, children, sisters of Dr. Rosenwald's wife and their husbands and children. Dr. Rosenwald disclaims beneficial ownership of such shares.

(4) Represents shares of Common Stock underlying a warrant, exercisable within 60 days of March 16, 1999, for shares of Common Stock and securities convertible into Common Stock. Does not include any units, shares of common stock or redeemable warrants that may be held in the market making account.

(5)  Represents options exercisable within 60 days of March 16, 1999.

(6) Includes 53 shares of Common Stock held in trust for the benefit of the children of Dr. Prendergast. Dr. Prendergast disclaims beneficial ownership of such shares. Includes 4,000 shares of Common Stock underlying options exercisable within 60 days of, March 16, 1999. Includes 37,500 shares of Common Stock underlying a warrant exercisable within 60 days of March 16, 1999.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's Restated Certificate of Incorporation and Bylaws provide for indemnification of directors, officers and other agents of the Company. At the 1997 Annual Meeting of the Stockholders of the Company, the stockholders approved the Company entering into an indemnification agreement with each of its directors and executive officers. Accordingly, the Company has entered into an indemnification agreement with each of its directors and executive officers.

     Prior to a private financing consummated in September 1995, the Company's operations had been financed primarily through loans provided by Lindsay A. Rosenwald, M.D., a principal stockholder and former director of the Company, and VentureTek, L.P. ("VentureTek"), a principal stockholder of the Company. The principal amount of such loans that had been advanced during the period from July 25, 1993 to June 30, 1995 together with the interest thereon through June 30, 1995, was $1,085,027 to Dr. Rosenwald and $1,357,277 to VentureTek, L.P. (such indebtedness, including accrued interest through June 30, 1995, is collectively referred to as the "Stockholder Loans"). On December 31, 1995, Stockholder Loans aggregating $2,442,304 in principal and interest were converted into an aggregate of 785,234 shares of the Company's Common Stock.

     In addition to the Stockholder Loans, VentureTek provided a loan to the Company in July 1995 in an aggregate principal amount of $125,000, bearing interest at the rate of 10% annually. This loan, together with $115,011 interest accrued on such loan and on the Stockholder Loans (from July 1, 1995 until the conversion thereof into shares of Common Stock), was repaid on January 15, 1996 from the proceeds of the Company's initial public offering.

     Joseph Stevens & Co., Inc. ("Joseph Stevens"), a principal stockholder of the Company, was the underwriter in the Company's initial public offering. In connection with the initial public offering, Joseph Stevens and the Company entered into an Underwriting Agreement. In connection with a bridge financing that occurred shortly before the initial public offering, Joseph Stevens acted as placement agent and received fees and expenses totaling $195,000. In addition, the Company granted Joseph Stevens, for nominal consideration, a warrant (the "Joseph Stevens Warrant") exercisable for 165,000 units (each, a "Unit"), the security issued by the Company in its initial public offering, each Unit consisting of one share of Common Stock and a redeemable warrant exercisable for one share of Common Stock. The Joseph Stevens Warrant is exercisable until December 13, 2000 at an exercise price of $6.60 per Unit. In addition, the Company and Joseph Stevens entered into a Financial Advisory and Consulting Agreement and related Indemnity Agreement pursuant to which the Company paid Joseph Stevens a monthly consulting fee of $2,000 (which obligation terminated on December 18, 1997) and agreed to pay Joseph Stevens additional consideration in the event Joseph Stevens assists the Company in connection with certain financing or strategic transactions.

     On April 15, 1996 the Company entered into a letter agreement with Paramount. Dr. Rosenwald is the sole stockholder of Paramount. Paramount formerly employed Mr. Kanzer, a director of the Company, and currently employs Michael Weiss, Esq., the Secretary of the Company. Dr. Iwaki is a director of a hedge fund that is affiliated with Paramount. Pursuant to such letter agreement, Paramount agreed to render financial advisory services to the Company and the Company agreed to compensate Paramount for such services by paying Paramount a retainer of $5,000 per month, issuing a warrant to Paramount's designee to purchase 25,000 shares of the Company's Common Stock at an exercise price of $10.00 per share and paying Paramount additional consideration in the event Paramount assisted the Company in connection with certain financing or strategic transactions. Pursuant to the terms of the letter agreement, (1) upon the renewal of the term of the letter agreement, the Company issued a warrant to Paramount's designee exercisable for 25,000 shares of the Company's Common Stock at an exercise price of $8.05 and (2) upon the consummation of a financing transaction, the Company paid $76,438 to Paramount and issued a warrant to Paramount's designee exercisable for 12,500 shares of the Company's Common Stock at an exercise price of $6.73 per share. The term of the letter agreement has expired.

     On June 24, 1996, the Company, Paramount and a second financial advisor (Paramount and the second financial advisor are collectively referred to as the "Financial Advisor") entered into a Financial Services Agreement pursuant to which the Financial Advisor agreed to render financial advisory services. Pursuant to the agreement, the Company paid the Financial Advisor a $30,000 retainer and agreed to pay additional consideration in the event the Financial Advisor assisted the Company in connection with certain financing or strategic transactions. The term of this Financial Services Agreement has expired, although the Company may be obligated to pay fees to the Financial Advisor in the event certain financing or strategic transactions are consummated pursuant to the terms of the Financial Services Agreement.

     Effective February 26, 1997, the Company and Paramount entered into a letter of intent whereby Paramount agreed to act as placement agent for the Company in connection with the private placement of Series A Preferred (the "Private Placement"). Thereafter, the Company entered into an agreement (the "Placement Agreement") with Paramount, pursuant to which the Company agreed to pay Paramount, for its services, compensation in the form of (i) cash commissions equal to nine percent of the gross proceeds from the sale of the Series A Preferred issued in the Private Placement and (ii) a non-accountable expense allowance equal to four percent of the gross proceeds from the sale of the Series A Preferred. In addition, upon the final closing date of the sale of the Series A Preferred, the Company sold to Paramount and/or its designees, for $0.001 per warrant, warrants exercisable for an aggregate of 123,720 shares of Series A Preferred, at an exercise price of $11.00 per share of Series A Preferred. Such warrants are exercisable for 10 years and contain certain anti-dilution provisions. Under the Placement Agreement, the Company has agreed to indemnify Paramount against certain liabilities, including liabilities under the Securities Act.

     In connection with the Private Placement, the Company and Paramount will enter into an advisory agreement (the "Placement Advisory Agreement") pursuant to which Paramount will act as the Company's non-exclusive financial advisor. Such engagement will provide that Paramount receive (i) a monthly retainer of $4,000 commencing June 1, 1997 (with a minimum engagement of 24 months), (ii) out-of-pocket expenses incurred in connection with services performed under the Placement Advisory Agreement and (iii) standard success fees in the event Paramount assists the Company in connection with certain financing and strategic transactions. Paramount has agreed that, in the event it is entitled to compensation under the letter agreement dated April 15, 1996 or the Financial Services Agreement dated June 24, 1996, each described above, and the Placement Advisory Agreement, it will seek payment under only one of the agreements.

     All transactions between Atlantic and its officers, directors, principal stockholders and their affiliates are approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors. The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

ITEM 13-EXHIBITS LIST, AND REPORTS ON FORM 8-K

(a) Exhibits

The Following documents are referenced or included in this report.

Exhibit No. Description

3.1(1)      Certificate of Incorporation of the Registrant, as amended to date.
3.2(1)      Bylaws of the Registrant, as amended to date.
3.3(5)      Certificate of Designations of Series A Convertible Preferred Stock.
3.4(6)      Certificate of Increase of Series A Convertible Preferred Stock.
4.2(1)      Form of Unit certificate.
4.3(1)      Specimen Common Stock certificate.
4.4(1)      Form of Redeemable Warrant certificate.
4.5(1)      Form of Redeemable Warrant Agreement,  by and between the Registrant and Continental Stock Transfer & Trust Company.
4.6(1)      Form of Underwriter's Warrant certificate.
4.7(1)      Form  of  Underwriter's   Warrant   Agreement  by  and  between  the
            Registrant and Joseph Stevens & Company, L.P.
4.8(1)      Form of  Subscription  Agreement,  by and between the Registrant and the Selling Stockholders.
4.9(1)      Form of Bridge Note.
4.10(1)     Form of Bridge Warrant
4.11(2)     Investors'  Rights  Agreement by and among the  registrant,  Dreyfus
            Growth and Value Funds, Inc. and Premier Strategic Growth Fund.
4.12(2)     Common Stock Purchase Agreement by and among the registrant, Dreyfus
            Growth and Value Funds, Inc. and Premier Strategic Growth Fund.
10.2(1)     Employment  Agreement dated July 7, 1995, between the Registrant and
            Jon D. Lindjord.
10.3(1)     Employment   Agreement,   dated  September  21,  1995,  between  the
            Registrant and Dr. Stephen R. Miller.
10.4(1)     Employment   Agreement  dated   September  21,  1995,   between  the
            Registrant and Margaret A. Schalk.
10.5(1)     Letter Agreement,  dated August 31, 1995, between the Registrant and
            Dr. H. Lawrence Shaw.
10.6(1)     Consulting  Agreement dated January 1, 1994,  between the Registrant and John K.A. Prendergast.
10.8(1)     Investors'   Rights   Agreement,   dated  July  1995,   between  the
            Registrant, Dr. Lindsay A. Rosenwald and VentureTek, L.P.
10.9(1)     License and  Assignment  Agreement,  dated March 25,  1994,  between
            Optex   Ophthalmologics,   Inc.,   certain  inventors  and  NeoMedix
            Corporation, as amended.
10.10(1)    License Agreement, dated May 5, 1994, between Gemini Gene Therapies,
            Inc. and The Cleveland Clinic Foundation.
10.11(1)+   License   Agreement,   dated   June  16,   1994,   between   Channel
            Therapeutics,  Inc.,  the  University  of  Pennsylvania  and certain inventors, as amended.
10.12(1)+   License   Agreement,   dated  March  28,   1994,   between   Channel
            Therapeutics, Inc. and Dr. Sumner Burstein.
10.13(1)    Form of Financial  Advisory and Consulting  Agreement by and between the Registrant and Joseph Stevens & Company, L.P.
10.14(1)    Employment  Agreement dated November 3, 1995, between the Registrant and Shimshon Mizrachi.
10.15(3)    Financial advisory agreement between the Company and Paramount dated
            September 4, 1996 (effective date of April 15, 1996)
10.16(3)    Financial agreement between the Company,  Paramount and UI USA dated
            June 23, 1996.

Exhibit No. Description

10.17(3)    Consultancy agreement between the Company and Dr. Yuichi Iwaki dated
            July 31, 1996.
10.18(3)    1995 Stock Option Plan as amended
10.19(3)    Warrant issued to an employee of Paramount Capital,  LLC to purchase
            25,000 shares of Common Stock of the Registrant
10.20(3)    Warrant issued to an employee of Paramount Capital,  LLC to purchase
            25,000 shares of Common Stock of the Registrant
10.21(3)    Warrant issued to an employee of Paramount Capital,  LLC to purchase
            12,500 shares of Common Stock of the Registrant
10.22(4)    Letter Agreement between the Registrant and Paramount Capital,  Inc.
            dated February 26,1997.
10.23(4)    Agreement  and  Plan  of   Reorganization   by  and  among  Atlantic
            Pharmaceuticals,  Inc., Channel Therapeutics,  Inc. and New channel.
            Inc. dated February 20,1997.
10.24(4)    Warrant issued to John  Prendergast to purchase 37,500 shares of the
            Registrant's Common Stock.
10.25(4)    Warrant  issued to Dian  Griesel to  purchase  24,000  shares of the
            Registrant's Common Stock.
21.1(1)     Subsidiaries of the Registrant
23.1*       Consent of KPMG LLP.
24.1        Power of  Attorney  (included  in part II of this  Report  under the caption "Signatures")
27.1        Financial data Schedule

------

+ Confidential treatment has been granted as to certain portions of these exhibits.
o  Previously Filed

(1)  Incorporated  by  reference  to  exhibits  of   registrant's   Registration
     Statement on Form SB-2, Registration #33-98478, as filed with the Securities and Exchange Commission (the "Commission") on October 24, 1995 and as amended by Amendment No. 1, Amendment No. 2, Amendment No.3, Amendment No. 4 and Amendment No. 5, as filed with the Commission on November 9, 1995, December 5, 1995, December 12, 1995, December 13, 1995 and December 14, 1995, respectively.
(2) Incorporated by reference to exhibits of the registrant's Current Report on Form 8-KSB, as filed with the Commission on August 30, 1996.
(3) Incorporated by reference to exhibits of registrant's Form 10-QSB for the period ended September 30,1996.
(4) Incorporated by reference to exhibits of registrant's Form 10-QSB for the period ended March 31, 1996.
(5) Incorporated by reference to exhibits of the registrant's Current Report on Form 8-KSB, as filed with the Commission on June 9, 1997.
(6) Incorporated by reference to exhibits of the registrant's Registration Statement on Form S-3 (Registration No.333-34379), as filed with the Commission on August 26, 1997, and as amended by Amendment No. 1 as filed with the Commission on August 28, 1997.

B) REPORTS ON FORM 8-K

No Reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended December 31, 1998.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                         ATLANTIC PHARMACEUTICALS, INC.

Date: March 19, 1999
By /s/ Robert A. Fildes
   --------------------     Robert A. Fildes, Ph.D.
                            Chairman of the Board

     KNOW ALL MEN BY THESE PRESENTS, that each person who signature appears below constitutes and appoints jointly and severally, Robert A. Fildes, Ph.D. and Shimshon Mizrachi, or either of them as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstititution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

Name                                Title                         Date
----                                -----                         ----

/s/ Robert A. Fildes                Chairman of the Board         March 19, 1999
---------------------------         And Director
Robert A. Fildes, Ph.D.


/s/ Shimshon Mizrachi               Chief Financial Officer       March 19, 1999
---------------------------
Shimshon Mizrachi


/s/ Martin D. Cleary                Principal Financial and       March 19, 1999
---------------------------         Accounting Officer
Martin D. Cleary


/s/ Yuichi Iwaki                    Director                      March 19, 1999
---------------------------
Yuichi Iwaki, M.D., Ph.D.


                                    Director                      March 19, 1999
----------------------------
Steve H. Kanzer, Esq., CPA