Form 10QSB
period 1999-03-31
ATLANTIC PHARMACEUTICALS INC
filed 1999-05-03
CIK 1001316

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549

                ------------------------------------------------
                                   FORM 10-QSB
                ------------------------------------------------

    Quarterly Report under Section 13 of the Securities Exchange Act of 1934


For the Quarterly period Ended                       Commission File No. 0-27282
         March 31, 1999


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

          Yes [ x ]                                    No [   ]
          ---------                                    --------

     4,642,631  shares  of  common  stock,   $.001  par  value  per  share  were
outstanding on March 31, 1999

     Transitional Small Business Disclosure Format   Yes (  )       No  (x )
                                                     --------       --------
================================================================================

ATLANTIC PHARMACEUTICALS , INC. AND SUBSIDIARIES


PART ONE - FINANCIAL INFORMATION                                            Page
                                                                            ----
Item 1 -  Financial Statements

Consolidated Balance Sheets
as of March 31, 1999 (unaudited) and December 31, 1998.                        1

Consolidated Statements of Operations (unaudited)
for the quarters ended March 31, 1999 and 1998
and the period from July 13, 1993 (inception) to March 31, 1999.               2

Consolidated Statements of Cash Flows (unaudited)
for the quarters ended March 31, 1999 and 1998
and the period from July 13, 1993 (inception) to March 31, 1999.               3

Notes to Consolidated Financial Statements (unaudited)                         4

Item 2 - Management's Discussion and Analysis
of Financial Condition and Results of Operations                               5

PART TWO - OTHER INFORMATION

Item 6 - Exhibits and Report on Form 8-K                                      23

PART ONE- FINANCIAL INFORMATION
ITEM 1- FINANCIAL STATEMENTS

ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Balance Sheets
March 31, 1999 (unaudited) and  December 31, 1998 (audited)

-----------------------------------------------------------------------------------------------------
                  Assets                                                   3/31/99         12/31/98
-----------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                            $  5,002,900     $  5,835,669
   Prepaid expenses                                                           31,871           42,108
   Account receivable                                                        302,026          381,015
-----------------------------------------------------------------------------------------------------
Total current assets                                                       5,336,797        6,258,792
-----------------------------------------------------------------------------------------------------

Furniture and equipment, net of accumulated depreciation
      of $346,914 and $316,639 at March 31,1999 (unaudited) and
      December 31, 1998, respectively                                        236,594          262,173
-----------------------------------------------------------------------------------------------------
                                                                           5,573,391        6,520,965
-----------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------------------------------

Current liabilities:

      Accrued expenses                                                       576,395          657,001
-----------------------------------------------------------------------------------------------------
Total current liabilities                                                    576,395          657,001
-----------------------------------------------------------------------------------------------------

Stockholders' equity
      Preferred stock, $.001 par value. Authorized 10,000,000
      shares; 1,375,000 designated as Series A convertible preferred stock Series A convertible preferred stock, $.001 par value;
      authorized 1,375,000 shares, 589,886 and 632,468 shares issued and outstanding at March 31, 1999 (unaudited) and
      December 31, 1998, respectively                                            590              632
      Convertible preferred stock warrants, 117,195 issued
      and outstanding at March 31, 1999 (unaudited)
      and December 31, 1998, respectively                                    540,074          540,074
      Common stock $.001 par value. Authorized 50,000,000 shares;
      4,642,631 and 4,503,388 shares issued and outstanding
      at March 31, 1999 (unaudited) and December 31,1998, respectively         4,643            4,503
      Common stock subscribed. 182 shares
      at March 31,1999 (unaudited) and December 31,1998                           --               --
      Additional paid-in capital                                          21,662,783       21,662,881
      Deficit accumulated during development stage                       (17,210,552)     (16,343,584)
-----------------------------------------------------------------------------------------------------
                                                                           4,997,538        5,864,506

      Less common stock subscriptions receivable                                (218)            (218)
      Less treasury stock, at cost                                              (324)            (324)
-----------------------------------------------------------------------------------------------------

Total stockholders' equity                                                 4,996,996        5,863,964
-----------------------------------------------------------------------------------------------------
                                                                        $  5,573,391     $  6,520,965
-----------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Operations (Unaudited)
Quarters ended March 31, 1999 and 1998 and the period from July 13, 1993 (inception) to March 31, 1999.

----------------------------------------------------------------------------------------------
                                                                                  Cumulative
                                                  Quarter ended  March 31        from July 13,
                                               -----------------------------  1993 (inception) to
                                                    1999            1998         March 31,1998
----------------------------------------------------------------------------------------------
Revenue:
      License Revenue                                     --               --     $  2,500,000
      Grant revenue                                       --               --     $     99,932
----------------------------------------------------------------------------------------------
Total Revenue                                             --               --     $  2,599,932

----------------------------------------------------------------------------------------------
Costs and expenses:
      Research and development                  $    560,339     $    756,726        7,843,613
      License fees                                        --               --          173,500
      General and administrative                     370,850          623,993       12,097,853
----------------------------------------------------------------------------------------------

Total operating expenses                             931,189        1,380,719       20,114,966
----------------------------------------------------------------------------------------------

Other expense (income):
      Interest income                                (64,221)        (108,485)        (930,057)
      Interest expense                                    --               --          625,575
----------------------------------------------------------------------------------------------

Total other expense (income)                         (64,221)        (108,485)        (304,482)
----------------------------------------------------------------------------------------------
Net loss                                            (866,968)      (1,272,233)     (17,210,552)
----------------------------------------------------------------------------------------------
Imputed convertible preferred stock dividend              --        1,016,702        5,331,555
----------------------------------------------------------------------------------------------
Net loss applicable to common shares                (866,968)      (2,288,935)     (22,542,107)
----------------------------------------------------------------------------------------------
Net loss per common share -basic                ($      0.19)    ($      0.70)    ($     13.67)
----------------------------------------------------------------------------------------------
Shares used in calculation
      of net loss per share                        4,573,009        3,256,021        1,649,259
----------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Cash Flows (Unaudited)
Quarters ended March 31, 1999 and 1998 and the period from July 13, 1993 (inception) to March 31, 1999

                                                                                                   Cumulative from
                                                                                                    July 13, 1993
                                                                           Quarter ended            (inception) to
                                                                              March 31,               March, 31
                                                                   -----------------------------
                                                                       1999              1998             1999
                                                                   ------------       ----------      -----------
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss                                                     $   (866,968)      (1,272,233)     (17,210,552)
      Adjustments to reconcile net loss to net
      cash used in operating activities:
            Expense relating to issuance of warrants                         --               --          298,202
            Expense relating to issuance of options                          --           34,518           81,952
            Expense related to Channel merger                                --               --          657,900
            Compensation expense relating to stock options                   --               --          208,782
            Discount on notes payable - bridge financing                     --               --          300,000
            Depreciation                                                 30,275           37,933          346,914
            Changes in assets and liabilities:
                  (Increase) decrease in prepaid expenses                10,237          (71,582)         (31,871)
                  Increase (decrease)  in accrued expenses              (80,606)        (149,728)         576,395
                  Increase (decrease)  in accrued interest                   --               --          172,305
                  (Increase) decrease in account receivable              78,989               --         (302,026)
-----------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                  (828,073)      (1,421,093)     (14,901,999)
-----------------------------------------------------------------------------------------------------------------

Net cash used in investing activities - acquisition
      of furniture and equipment                                         (4,696)        (128,365)        (583,509)
-----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Proceeds from exercise of warrants                                     --               --            5,500
      Proceeds from exercise of options                                      --               --           52,500
      Proceeds from issuance of demand notes payable                         --               --        2,395,000
      Repayment of demand notes payable                                      --               --         (125,000)
      Proceeds from the issuance of notes payable -
            bridge financing                                                 --               --        1,200,000
      Proceeds of issuance of warrants                                       --               --          300,000
      Repayment of notes payable - bridge financing                          --               --       (1,500,000)
      Repurchase of common stock                                             --               --             (324)
      Proceeds from the issuance of common stock                             --            5,498        7,547,548
      Proceeds from the issuance of convertible preferred stock              --               --       10,613,184
-----------------------------------------------------------------------------------------------------------------

Net cash provided by (used in)  financing activities                         --            5,498       20,488,408
-----------------------------------------------------------------------------------------------------------------

Net increase (decrease)  in cash and cash equivalents                  (832,769)      (1,543,959)       5,002,900

Cash and cash equivalents at beginning of period                      5,835,669        8,543,495               --
-----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                         $  5,002,900        6,999,536        5,002,900
-----------------------------------------------------------------------------------------------------------------

Supplemental disclosure of noncash financing activities:
            Issuance of common stock in exchange for
                  common stock subscriptions                                 --               --            7,027
            Conversion of demand notes payable and the
                  related accrued interest to common stock                   --               --     $  2,442,304
            Cashless exercise of preferred warrant                           --               --     $     30,069
            Conversion of preferred to common stock                $        140               --     $      1,555

          See accompanying notes to consolidated financial statements.

Atlantic Pharmaceuticals, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements (Unaudited)
March 31, 1999 and 1998

(1)  BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information. Accordingly, they do not include all information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation. Operating results are not necessarily indicative of results that may be expected for the year ending December 31, 1999 or for any subsequent period. These financial statements should be read in conjunction with Atlantic Pharmaceuticals, Inc., and Subsidiaries' (the "Company") Annual Report on Form 10 - KSB for the year ended December 31, 1998.

(2)  COMPUTATION OF NET LOSS PER COMMON SHARE

     The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). In accordance with this statement, primary net loss per common share is replaced with basic loss per common share which is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Fully diluted net income per common share is replaced with diluted net income per common share reflecting the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, stock subscriptions and conversion of preferred stock. Diluted net loss per common share is not shown, as common equivalent shares from stock options, stock warrants, stock subscriptions and convertible preferred stock would have an antidilutive effect.

(3)  LIQUIDITY

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's results of operations and financial condition should be read in conjunction with the Company's Annual Report on Form 10 - KSB for the year ended December 31, 1998.

Results of Operations for the Quarter Ended March 31, 1998
----------------------------------------------------------

     In accordance with its license and development agreement with the Company, Bausch &Lomb Surgical ("Bausch & Lomb") reimbursed Atlantic's subsidiary, Optex Ophthalmologics, Inc. ("Optex") in the amount of $540,347 for Optex's costs related to the development of the Catarex(TM) technology in the first quarter. This reimbursement reduced the Company's research and development expense by $508,867 and general and administrative expenses by $31,480.

     For the first quarter ended March 31, 1999, research and development expense was $1,069,206 compared to $756,726 in the first quarter of 1998, an increase of 41%. (The Company was reimbursed $508,867 by Bausch & Lomb and the net research and development expense was $560,339) The increase is largely due to accelerated spending on the CT -3 program and the Catarex technology.

     For the first quarter ended March 31, 1999, general and administrative expense was $402,330 compared to $623,993 in the first quarter of 1998, a decrease of 35.5%. (The Company was reimbursed $31,480 by Bausch & Lomb and the net general and administrative expense was $370,850). The decrease is largely due to reduction in marketing and compensation expenses.

     For the first quarter of 1999, interest income was $64,221 compared to $108,485 in the first quarter of 1998, a decrease of 41%. The decrease is due to the decline in the Company's cash reserves.

Liquidity and Capital Resources
-------------------------------

     From inception to March 31, 1999 the Company had incurred an accumulated deficit of $17,210,552 and expects to continue to incur additional losses through the year ending December 31, 1999 and the foreseeable future.

     The Company anticipates that its current resources will be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures for at least the next fifteen months. In addition, the Company may attempt to generate additional capital through a combination of collaborative agreements, strategic alliances and public and private equity and debt financings. However, no assurance can be provided that additional capital will be obtained through these or other sources. If the Company is not able to obtain continued financing, the Company may cease operation and in all likelihood all the Company's security holders will lose their entire investment.

RESEARCH AND DEVELOPMENT ACTIVITIES

     Preclinical studies with all four of the Company's primary technologies are proceeding according to plan.

     Optex's development of the Catarex device is continuing in cooperation with Bausch & Lomb. Recent work has been focused on the validation of the production design prototype. The Company anticipates that Bausch & Lomb will file a 510(k) application with the U.S. Food and Drug Administration ("FDA") in 1999.

     Gemini Technologies, Inc.s', ("Gemini") research on the antisense enhancing technology is continuing. The primate proof-of-principle studies are currently scheduled to begin in the second quarter of 1999. Production of the oligonucletoide to be tested in these studies was delayed by several weeks due to technical difficulties in scaling up the production of the molecules. The Company believes that these problems have been solved and delivery is scheduled at the testing laboratory. In addition to the Respiratory Syncytial Virus ("RSV') work, refinements to the chemical synthesis process are continuing along with basic work on the anti-telomerase molecules.

     The toxicology program for CT-3 has completed all dosing. Bioanalytical analyses are ongoing, as is completion of reports on the toxicology studies. To date, these studies have not resulted in any data that would cause the discontinuation or delay in the development of CT-3. The results of these studies will be summarized for submission to an ethics committee. Ethics committee approval is required prior to beginning the planned studies to determine the safety and tolerance of rising doses of CT-3 in normal volunteers. The design of this study is in progress. The Company believes that it is crucial to conduct studies to determine the safety and tolerance of CT-3 in addition to assessing the potential for any detrimental central nervous system side effects of CT-3. The design of the clinical program will require additional toxicology testing and formulation development prior to beginning large-scale clinical trials.

     In addition to the work to support the above-mentioned studies with CT-3, studies on the mechanism of action of CT-3 are underway. The studies are designed to determine if there is any addiction or tolerance potential, which are significant drawbacks of narcotic analgesics. To date, no information is available from these studies.

     No work was conducted on the Company's cyclodextrin technology during the first quarter of 1999. The Company is currently seeking an alliance to continue the development of CT-1.

Future Outlook
--------------

     Except for the historical information contained herein, this Quarterly Report may contain certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. In addition to historical information, this report contains predictions, estimates and other forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from any future performance suggested in this report as a result of many factors including the risk factors set forth below and in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 25, 1999 as well as those set forth elsewhere herein.

                                  RISK FACTORS

AN INVESTMENT IN OUR SECURITIES INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THE OTHER INFORMATION IN THIS FORM 10-QSB, YOU SHOULD CAREFULLY CONSIDER THE RISKS BELOW IN EVALUATING AN INVESTMENT DECISION IN OUR COMPANY. THE RISKS BELOW ARE NOT THE ONLY RISKS FACING OUR COMPANY. THERE MAY BE ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE HAVE DEEMED IMMATERIAL WHICH COULD ALSO NEGATIVELY IMPACT OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD LIKELY BE MATERIALLY ADVERSELY AFFECTED. IN THAT EVENT, THE TRADING PRICE OF OUR SECURITIES COULD DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT. THIS FORM 10-QSB MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS FOR REASONS INCLUDING THE RISKS DESCRIBED BELOW AS WELL AS THE OTHER INFORMATION IN THIS FORM 10-QSB.

WE HAVE A DIVIDED BOARD

          Certain members of our Board of Directors currently have significant disagreements with one another, including disagreements concerning the composition of the board of directors, the strategic direction of our company, corporate governance and operations matters. Preliminary and definitive proxy statements, which have been filed with the U.S. Securities and Exchange Commission (the "SEC") by us and by a group of individuals including one of our board members, are available for review at http://www.sec.gov, and describe the directors' disagreements in more detail. Among the proposals for which the Company and the insurgents are soliciting stockholder consent are the removal of various board members and the election of others. Consequently, the board's composition may change in the near future, and the new directors may express different views as to the Company's strategic direction. We currently do not know when or how these disagreements will be resolved. We cannot take any action requiring board approval until a majority of our board is in agreement on the matter. Actions that require board approval include election of our president and chief executive, embarking on significant new research initiatives, engaging in merger or acquisition activity, issuing our securities and entering into material agreements. For example, we are currently without a president and chief executive officer. Consequently, the Company's ability to undertake any significant activity has been and will continue for the foreseeable future to be, limited to those matters on which a majority of directors agree.

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

            In addition, each February 7 and August 7 we are obligated to pay dividends, in arrears, to the holders of the Series A Preferred Stock, and the dividends consist of 0.065 additional shares of

     Series A Preferred Stock for each outstanding share of Series A Preferred Stock. Our obligation to issue additional shares of Series A Preferred Stock without payment of any cash to us could adversely affect the prevailing market price of our other securities. No dividends were declared in the first quarter ended March 31,1999.

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

          We need to obtain the approval of a supermajority (66.67%) of the outstanding shares of the Series A Preferred Stock, voting separately as a class, to approve certain actions that we may wish to take and have failed in the past to obtain a quorum or a supermajority in connection with certain proposals. Accordingly, if we continue to be unable to obtain the required approval on a timely basis from the holders of the Series A Preferred Stock, our ability to conduct business may be impaired, which could adversely affect our business, financial condition and results of operations.

          The holders of the Series A Preferred Stock have rights in addition to those summarily described above. A complete description of the rights of the Series A Preferred Stock is contained in the Certificate of Designations for such securities filed with the Secretary of State of the State of Delaware and incorporated by reference in our Annual Report on form 10KSB as filed with the SEC on March 25, 1999.

OUR FUTURE PROFITABILITY IS UNCERTAIN

          Our Company was incorporated in 1993 and has incurred significant operating losses in each of our fiscal years since then. As of March 31, 1999, our accumulated deficit was $17,210,552. We have not completed development of any of our products or generated any product sales to date. All of our technologies and products under development are in the research and development stage, which requires substantial expenditures. Our operating revenue of $2,599,932 from inception through March 31, 1999 consists of a government grant and up-front and milestone payments made by Bausch & Lomb. Except for additional milestone payments from Bausch & Lomb, which we do not anticipate receiving until at least the year 2000, we do not expect to generate any revenues in the near future. It is possible that we may not receive any additional payments from Bausch & Lomb. We expect to incur significant operating losses over the next several years, primarily due to continuation and expansion of our research and development programs, including preclinical studies and clinical trials for our products and technologies under development, as well as costs incurred in identifying and, possibly, acquiring, additional technologies. To generate revenues or profits, we (alone or with corporate partners) must successfully develop, test, obtain regulatory approval for, manufacture and commercialize our potential products. It is possible that our product development efforts may not be successful or that we may not obtain required regulatory approvals. Even if our products are developed and introduced, they may not be successfully commercialized.

WE HAVE CONTINUING FUTURE CAPITAL NEEDS; WE ARE UNSURE WHETHER ADDITIONAL FUNDING WILL BE AVAILABLE

          As of March 31, 1999, we had cash, cash equivalents and short-term investment balances of $5,002,900. Based on a budget prepared by our management team, we currently anticipate that we will spend all of our current cash resources by the end of the first quarter of 2000, although unanticipated expenses could cause us to spend all of our current cash resources prior to that time. We will require substantial additional resources to continue to conduct the development and testing of our potential products, to obtain regulatory approvals and to manufacture and commercialize any products that may be developed. Our future capital requirements will depend on numerous factors, including:

          o    A change in our strategic focus or direction;

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

OUR CAPITALIZATION STRUCTURE MAY ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK AND IMPEDE OUR ABILITY TO OBTAIN ADDITIONAL FUNDING

          As of March 31, 1999, our outstanding convertible securities (other than those relating to the Series A Preferred Stock), both vested and unvested, were convertible into 4,663,549 shares of Common Stock at prices ranging from $1.00 to $10.00 per share. As of March 31, 1999, there were outstanding 589,886 shares of Series A Preferred Stock and warrants to purchase 117,195 shares of Series A Preferred Stock, which may be converted into shares of Common Stock at a conversion rate of 3.27 shares of Common Stock for each share of Series A Preferred Stock. The exercise of these convertible securities or the conversion of the Series A Preferred Stock into shares of Common Stock may adversely affect the market price of the Common Stock as well as the market price of our publicly traded Redeemable Warrants and Units. The Certificate of Designations of the Series A Preferred Stock provides that we may not issue securities that have superior rights to the Series A Preferred Stock without the consent of the holders of the Series A Preferred Stock. Accordingly, so long as these convertible securities remain unexercised and shares of the Series A Preferred Stock remain unconverted, the terms under which we could obtain additional funding, if at all, may be adversely affected.

RISKS CONCERNING COMMERCIALIZATION OF CATAREX

          In May 1998, we entered into a worldwide licensing and development agreement with Bausch & Lomb to complete the development of Catarex, the cataract removal technology developed by Optex. Under the terms of the agreement, Optex and Bausch & Lomb committed to jointly pursue the development of Catarex and Bausch & Lomb assumed responsibility for clinical testing, obtaining regulatory approvals, manufacturing and commercializing Catarex globally. Bausch & Lomb has reimbursed some of Optex's development expenses, has paid Optex up-front and milestone payments and may be obligated to pay Optex additional milestone payments. In addition, Bausch & Lomb has committed to pay ongoing royalties on potential future sales of Catarex products. However, Bausch & Lomb and we may not be able to complete the development of Catarex, the milestones that trigger payment obligations from Bausch & Lomb might not be reached or Bausch & Lomb might not be able to successfully complete clinical testing, obtain regulatory approvals or manufacture and commercialize Catarex. Consequently, we may not receive any further payment or revenue in connection with the Catarex technology.

RISKS CONCERNING DEVELOPMENT OF CT-3

          We have decided to focus our research and development resources related to CT-3 on toxicology testing and subsequent Phase I studies to determine the potential for any detrimental central nervous systems effects of CT-3. If the toxicology testing or Phase I studies indicates significant central nervous effects of CT-3, we may elect to sublicense or relinquish our rights to the CT-3 technology. If the Phase I studies do not indicate significant detrimental central nervous system effects of CT-3, our current plan, because of the expense involved in clinical development after Phase I studies, is to withhold additional development of CT-3 until we reach a collaborative agreement with a partner to help fund the development of CT-3. We may not be successful in negotiating or entering into such an agreement on terms favorable to us or at all, and any agreement, if entered into, may be unsuccessful. A failure to successfully enter into such an agreement may result in our sublicensing or relinquishing all of our rights to the CT-3 technology. Consequently, we may not receive any payment or revenue in connection with the CT-3 technology.

RISKS CONCERNING FUNDING OF DEVELOPMENT OF CYCLODEXTRIN TECHNOLOGY

          We have decided to focus our research and development resources related to the cyclodextrin technology on the CT-1 compound and to discontinue research and development on our other cyclodextrin compounds. We have decided not to fund any additional research and development on the CT-1 compound until we reach a collaborative agreement with a partner to help further fund the research and development of CT-1. We may not be successful in negotiating or entering into such an agreement on terms favorable to us or at all, and any agreement, if entered into, may be unsuccessful. A failure to successfully enter into such an agreement may result in our relinquishing all of our rights to the cyclodextrin technology. Consequently, we may not receive any payment or revenue in connection with the cyclodextrin technology.

WE DEPEND ON OTHERS FOR CLINICAL DEVELOPMENT, REGULATORY APPROVALS AND THE MANUFACTURE AND COMMERCIALIZATION OF OUR PRODUCTS

          We do not have the resources to directly conduct full clinical development, obtain regulatory approvals, manufacture or commercialize any of our proposed products and we have no current plans to acquire such resources. Optex has entered into a License & Development Agreement with Bausch & Lomb, and we anticipate that we may enter into additional collaborative agreements with pharmaceutical and/or biotechnology companies for the research and development, clinical testing, seeking of regulatory approval, manufacturing or commercialization of our proposed products. If we were unable to enter into such third party arrangements on commercially acceptable terms it would materially and adversely affect our business. These agreements could limit our control over the resources devoted to these activities as well as our flexibility in considering alternatives for the commercialization of such products. We can give no assurance that we will be able to enter into any additional arrangements for the development, clinical testing, seeking of regulatory approval, manufacturing and commercialization of our products, or that, if such arrangements are entered into, such future partners will be successful in commercializing products or that we will derive any revenues from such arrangements.

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

CERTAIN INTERLOCKING RELATIONSHIPS; POTENTIAL CONFLICTS OF INTEREST

          Lindsay A. Rosenwald, M.D., one of our principal stockholders, is the president and sole stockholder of Paramount Capital, Incorporated, a New York-based merchant and investment banking firm specializing in the biotechnology industry, ("Paramount"). Paramount was the placement agent for our 1997 private placement of Series A Preferred Stock. Michael S. Weiss, our secretary, is the Senior Managing Director, Head of Investment Banking of Paramount. Yuichi Iwaki, M.D., Ph.D., one of our
     directors, is a director of the Aries Fund, an affiliate of Paramount. Steven H. Kanzer, one of our directors, was the Senior Managing Director, Head of Venture Capital of Paramount until December 31, 1998. A. Joseph Rudick, Jr., M.D., a director of two of our subsidiaries, Channel Therapeutics, Inc. and Optex Ophthalmologics, Inc., was an associate of Paramount and Paramount Capital Investments, LLC, a company wholly owned by Dr. Rosenwald, until December 31, 1998. Dr. Rudick is also a nominee for election to Atlantic's board of directors, pursuant to the proxy statement filed with the SEC by Mr. Kanzer, Dr. Rudick and Frederic Zotos. In the regular course of its business, Paramount identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. Generally, Delaware corporate law requires that any transactions between us and any of our affiliates be on terms that, when taken as a whole, are substantially as favorable to us as those reasonably obtainable from a person who is not an affiliate in an arms-length transaction. We are bound by agreements with Paramount pursuant to which Paramount agreed to provide financial advisory services to us and pursuant to which Paramount agreed to provide placement advisory services in connection with the private placement of the Series A Preferred Stock. Nevertheless, none of Paramount, Dr. Rosenwald, Mr. Kanzer, Mr. Weiss or Dr. Rudick is obligated pursuant to any agreement or understanding with us to make any additional products or technologies available to us, nor can there be any assurance, and we do not expect and securityholders should not expect, that any biomedical or pharmaceutical product or technology identified by Paramount, Dr. Rosenwald, Mr. Kanzer, Mr. Weiss or Dr. Rudick in the future will be made available to us. In addition, some of our officers and directors may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. We can give no assurance that such other companies will not, in the future, have interests in conflict with ours.

OUR EXISTING STOCKHOLDERS HAVE SIGNIFICANT CONTROL OVER OUR COMPANY

          Dr. Rosenwald and VentureTek, L.P., a limited partnership controlled by certain relatives of Dr. Rosenwald but as to the partnership interests of which Dr. Rosenwald disclaims beneficial ownership, together beneficially own approximately 22% of the outstanding shares of our Common Stock and Dr. Rosenwald and certain affiliates of Paramount own warrants to purchase approximately 7% of the Series A Preferred Stock. Generally, the holders of the Common Stock and the Series A Preferred Stock vote together as a single class. Accordingly, such holders, if acting together, may have the ability to exert significant influence over the election of our Board of Directors and other matters submitted to our stockholders for approval. The voting power of these holders may discourage or prevent any proposed takeover of our company.

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

OUR MARKETS ARE HIGHLY COMPETITIVE

          Technological changes in the pharmaceutical and medical device industries are rapid and substantial, and competition from pharmaceutical and biotechnology companies and universities is intense. Many of these entities have significantly greater research and development capabilities, than we do, as well as substantial technical, marketing, manufacturing, distribution, financial and managerial resources and represent significant competition for us. In addition, some of our competitors have experience in undertaking testing and clinical trials of new or improved products similar in nature or that have a similar therapeutic effect to that which we are developing. Developments by others may render our products or technologies noncompetitive, and we may not be able to keep pace with technological developments. Competitors have, and continue to develop, technologies that are, or in the future may be, the basis for competitive products and competitors may introduce such products and technologies before we are able to do so. Some of these products may have an entirely different approach or means of accomplishing the desired therapeutic effect than the products we may develop. These competing products may be more effective, more widely accepted or less costly than the products we develop. The development of competing compounds, medical devices and other forms of medical treatment could materially and adversely affect our business, financial condition and results of operations. We can give no assurance that developments by others will not render our products or technologies noncompetitive or that we will be able to keep pace with technological developments. Further, it is expected that competition in our fields will intensify. We can give no assurance that we will be able to compete successfully in the future.

RISKS RELATED TO REGULATORY APPROVALS

          The federal government, principally the FDA, and comparable agencies in state and local jurisdictions and in foreign countries extensively and rigorously regulate all new drugs and medical devices, including our products and technologies under development. These authorities, particularly the FDA, impose substantial requirements upon preclinical and clinical testing, manufacturing and commercialization of pharmaceutical and medical device products. Before a drug may be approved for commercialization in the United States, the manufacturer of the drug must:

          o    satisfactorily complete preclinical laboratory and animal tests;

          o submit to the FDA an Investigational New Drug Application, or IND, for human clinical testing;

          o conduct adequate and well controlled human clinical trials to establish the safety and efficacy of the drug;

          o    submit to the FDA a New Drug Application, or NDA; and

          o satisfactorily complete an FDA inspection of the manufacturing facility or facilities at which the drug or device is made to assess compliance with Good Manufacturing Practices, or GMP.

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

WE DEPEND UPON OUR KEY PERSONNEL AND CONSULTANTS

          Our ability to maintain our competitive position depends in part upon the continued contributions of our officers, directors, Scientific Advisory Board members, consultants and collaborating scientists and our ability to attract and retain qualified management and scientific personnel. Our management team currently consists of only three people. In July 1998, Jon
     D. Lindjord resigned as our President and Chief Executive Officer and we have not replaced Mr. Lindjord. Our search for a replacement is currently on hold pending resolution of the proxy contest in which we are involved. Competition for qualified management and scientific personnel is intense, and we may be unable to attract, assimilate, retain or motivate qualified management and scientific personnel. The loss of key personnel or the failure to recruit additional personnel or to develop needed expertise could materially and adversely affect our business, financial condition and results of operations. The proxy contest and a subsequent change in the composition of our board of directors could also affect our strategic focus or direction and delay or re-prioritize our products under development.

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

RISKS RELATED TO OUR ABILITY TO REDEEM OUR REDEEMABLE WARRANTS

          Under certain conditions, we may redeem our outstanding Redeemable Warrants. Our stated intention to redeem the Redeemable Warrants could encourage holders to exercise the Redeemable Warrants and pay the exercise price at a time when it may be disadvantageous for the holders to do so, to sell the Redeemable Warrants at the current market price when they might otherwise wish to hold the Redeemable Warrants or to accept the redemption price, which may be substantially less than the market value of the Redeemable Warrants at the time of redemption. The holders of the Redeemable Warrants will automatically forfeit their rights to purchase the shares of Common Stock issuable upon exercise of the Redeemable Warrants unless the Redeemable Warrants are exercised before they are redeemed. The holders of Redeemable Warrants do not possess any rights as Atlantic stockholders unless and until the Redeemable Warrants are exercised.

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

A DELISTING FROM NASDAQ AND THE RESULTING MARKET ILLIQUIDITY COULD ADVERSELY AFFECT OUR SECURITYHOLDERS AND ABILITY TO RAISE FUNDS

          Although our Common Stock, Redeemable Warrants and Units are quoted on the SmallCap tier of The Nasdaq Stock Market ("Nasdaq"), continued inclusion of such securities on Nasdaq will require that (i) we maintain at least $2,000,000 in net tangible assets, (ii) the minimum bid price for the Common Stock be at least $1.00 per share, (iii) the public float consist of at least 500,000 shares of Common Stock, valued in the aggregate at more than $1,000,000, (iv) the Common Stock have at least two active market makers, (v) the Common Stock be held by at least 300 holders and (vi) we adhere to certain corporate governance requirements. If we are unable to satisfy these maintenance requirements, our securities may be delisted from Nasdaq. In that event, trading, if any, in the securities would thereafter be conducted in the over-the-counter market in the "pink sheets" or the National Association of Securities Dealers' "Electronic Bulletin Board." Consequently, the liquidity of our securities could be materially impaired, not only in the number of securities that could be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us, which could result in lower prices for our securities than might otherwise be attained and could also result in a larger spread between the bid and asked prices for our securities. In addition, if our securities were delisted it could materially and adversely affect our ability to raise funding.

          In addition, if our securities are delisted from trading on Nasdaq and the trading price of the Common Stock is less than $5.00 per share, trading in the securities would also be subject to the requirements of Rule 15g-9 promulgated under the, Securities Exchange Act of 1934, as amended. Under this rule, broker/dealers who recommended such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the SEC, any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of our Common Stock, Redeemable Warrants or Units. We can give no assurance that such securities will not be delisted or treated as "penny stock".

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

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE

          The securities markets have, from time to time, experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies or industries. Thus, the market price of our securities, like the stock prices of many publicly traded biotechnology and smaller companies, has been and may continue to be especially volatile. Announcements regarding technological innovations, regulatory matters, new commercial products by us or our competitors, developments or disputes concerning patent or proprietary rights, publicity regarding actual or potential medical results relating to products under development by us or our competitors, regulatory developments in both the United States and foreign countries, public concern as to the safety of pharmaceutical products and economic and other external factors, as well as continued operating losses by us and period-to-period fluctuations in our financial results and the volatility of the U.S. and worldwide economies and securities markets generally, may have a significant impact on the market price of our securities.

RISKS RELATED TO POTENTIAL PRODUCT LIABILITY AND OUR LACK OF PRODUCT LIABILITY INSURANCE

          If we develop and commercialize any products, through third-party arrangements or otherwise, we may be exposed to product liability claims. We presently do not carry product liability insurance. Some of our license agreements require us to obtain product liability insurance, if and when we begin clinical testing or commercialization of our proposed products and to indemnify our licensors against product liability claims brought against them as a result of the products developed by us. If necessary, we may not be able to obtain such insurance at all, in sufficient amounts to protect us against such liability or at a reasonable cost. None of our licensors has made, nor is expected to make, any representations to us as to the safety or efficacy of the inventions covered by the license agreements or as to any products which may be made or used under rights granted therein. In addition, Optex is required to indemnify Bausch & Lomb for certain matters under the terms of their Development & License Agreement. Product liability claims brought against us or a party that we are obligated to indemnify could materially and adversely affect our business, financial condition and results of operations.

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

POTENTIAL YEAR 2000 PROBLEMS COULD ADVERSELY AFFECT OUR BUSINESS

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, next year computer systems and/or software used by many companies may need to be upgraded to comply with the "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with this compliance. We have reviewed our internal system and have concluded that it is Year 2000 compliant without incurring any significant expense. All of our hardware and software was purchased or licensed less than four years ago. We have received verbal assurances from our service providers that they will be Year 2000 compliant in a timely fashion. Accordingly, we do not expect Year 2000 issues to have any material effect on our business, financial condition or operating results.

Part Two - Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

27.1 Financial Data Schedule

b. Form 8-K Reports

No Current reports on Form 8-K were filed in the quarter ended March 31, 1999.

SIGNATURES
----------

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Atlantic Pharmaceuticals, Inc.

                                   May 5, 1999


                           /S/ Robert A. Fildes, PH.D
                           --------------------------
                                Robert A. Fildes

                              Chairman of the Board


                              /S/ Shimshon Mizrachi
                              ---------------------
                                Shimshon Mizrachi

                             Chief Financial Officer
                  (Principal Accounting and Financial Officer)