Form 10QSB
period 1999-06-30
ATLANTIC PHARMACEUTICALS INC
filed 1999-08-11
CIK 1001316

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
                                   (Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

For the quarterly period ended June 30, 1999

        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
        ___________.

                         Commission file number 0-27282

                         ATLANTIC PHARMACEUTICALS, INC.

        (Exact name of small business issuer as specified in its charter)

           Delaware                                       36-3898269
   -------------------------------                    ----------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

        1017 Main Campus Drive, Suite 3900, Raleigh, North Carolina 27606
                    (Address of principal executive offices)

                                 (919) 513-7020
                           (Issuer's telephone number)

                                       N/A
         (Former name, former address and former fiscal year, if changed since last report)

        Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  |X|      No  |_|

Number of shares of common stock outstanding as of June 30, 1999:  4,757,539

Transitional Small Business Disclosure Format (check one):  Yes  |_|  No  |X|

                                      INDEX

                                                                            Page

PART I --  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets
        as of June 30, 1999 (unaudited) and December 31, 1998                  1

        Consolidated  Statements of Operations  (unaudited)
        for the three months ended June 30, 1999 and 1998
        for the six months  ended June 30, 1999
        and 1998 and the period from July 13, 1993
        (inception) to June 30, 1999                                           2

        Consolidated Statements of Cash Flows (unaudited)
        for the six months ended June 30, 1999 and 1998
        and the period from July 13, 1993 (inception) to June 30, 1999         3

        Notes to Consolidated Financial Statements (unaudited)                 4

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of Operations                       5

PART II -- OTHER INFORMATION

Item 1. Legal Matters                                                          8

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information                                                      9

Item 6. Exhibits and Reports on Form 8-K                                       9

SIGNATURES

EXHIBIT INDEX

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Balance Sheets
June 30, 1999 (unaudited) and  December 31, 1998 (audited)

---------------------------------------------------------------------------------------------------------------
            Assets                                                                      6/30/99        12/31/98
---------------------------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                                      $    4,122,209      $5,835,669
  Prepaid expenses                                                                       21,633          42,108
  Account receivable                                                                    381,573         381,015
---------------------------------------------------------------------------------------------------------------
Total current assets                                                                  4,525,415       6,258,792
===============================================================================================================

Furniture and equipment, net of accumulated depreciation
      of $377,189 and $316,639 at June 30,1999 (unaudited) and December 31,
      1998, respectively                                                                206,320         262,173
---------------------------------------------------------------------------------------------------------------
                                                                                      4,731,735       6,520,965
===============================================================================================================
Liabilities and Stockholders' Equity
===============================================================================================================

Current liabilities:

      Accrued expenses                                                                  379,513         657,001

---------------------------------------------------------------------------------------------------------------
Total current liabilities                                                               379,513         657,001
===============================================================================================================

Stockholders' equity
      Preferred stock, $.001 par value. Authorized 10,000,000 shares; 1,375,000 designated  as Series A convertible  preferred  stock Series A convertible preferred stock, $.001 par value; authorized 1,375,000 shares, 554,746 and
      632,468 shares issued and outstanding
      at June 30, 1999 (unaudited) and December 31, 1998, respectively                      555             632
      Convertible preferred stock warrants, 117,195 issued and outstanding at
      June 30, 1999 (unaudited) and December 31, 1998, respectively                     540,074         540,074
      Common stock $.001 par value. Authorized 50,000,000 shares;
      4,757,539 and 4,503,388 shares issued and outstanding
         at June 30, 1999 (unaudited) and December 31,1998, respectively                  4,758           4,503
      Common stock subscribed. 182 shares
        at June 30,1999 (unaudited) and December 31,1998                                     --              --
      Additional paid -in capital                                                    21,662,704      21,662,881
      Deficit accumulated during development stage                                  (17,855,327     (16,343,584)

===============================================================================================================
                                                                                      4,352,764       5,864,506

      Less common stock subscriptions receivable                                           (218)           (218)
      Less treasury stock, at cost                                                         (324)           (324)
---------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                            4,352,222       5,863,964
---------------------------------------------------------------------------------------------------------------
                                                                                   $  4,731,735    $  6,520,965
===============================================================================================================

          See accompanying notes to consolidated financial statements.

ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Operations (Unaudited)
Three months ended June 30, 1999 and 1998, the six-months ended June 30, 1999 and 1998 and the period from July 13, 1993 (inception) to June 30, 1999.

==================================================================================================================================
                                                                                                                        Cumulative
                                                        Three Months Ended              Six Months Ended              from July 13,
                                                        ------------------              ----------------              -------------
                                                      June 30,      June 30,         June 30,    June 30,       1993 (inception) to
                                                       1999          1998             1999         1998             June 30,1999
----------------------------------------------------------------------------------------------------------------------------------
Revenue:
           License Revenue                               --       2,500,000            --       2,500,000          $  2,500,000
           Grant revenue                                 --              --            --              --          $     99,932
----------------------------------------------------------------------------------------------------------------------------------
Total Revenue                                            --      25,000,000            --       2,500,000          $  2,599,932
----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
           Research and development             $   365,139    $    651,532  $    925,478    $  1,408,258             8,208,752
           License fees                                  --              --            --              --               173,500
           General and administrative               337,938         972,714       708,788       1,596,705            12,435,791
----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                            703,077       1,624,246     1,634,266       3,004,963            20,818,043
----------------------------------------------------------------------------------------------------------------------------------

Other expense (income):
            Interest income                         (58,302)       (146,800)     (122,523)       (255,284)             (988,359)
            Interest expense                             --              --            --              --               625,575
----------------------------------------------------------------------------------------------------------------------------------
Total other expense (income)                        (58,302)       (146,800)     (122,523)       (255,284)             (362,784)
==================================================================================================================================
Net income (loss)                                  (644,775)      1,022,554    (1,511,743)       (249,679)          (17,855,327)
==================================================================================================================================
Imputed convertible preferred stock dividend             --         505,540            --       1,522,242             5,331,555
==================================================================================================================================
Net income (loss) applicable to common shares      (644,775)        517,014    (1,511,743)     (1,771,921)          (23,186,882)
==================================================================================================================================
Net income (loss) per common share -basic           ($0.14)        $0.14          ($0.37)         ($0.52)              ($12.49)
==================================================================================================================================
Shares used in calculation
        of net income ( loss) per share           4,699,454       3,682,763     4,080,398       3,438,980             1,856,108
==================================================================================================================================

          See accompanying notes to consolidated financial statements.

ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Cash Flows (Unaudited)
Six-months ended June 30, 1999 and 1998 and the period from July 13, 1993 (inception) to June 30, 1999

                                                                                                           Cumulative from
                                                                                   Period ended             July 13, 1993
                                                                                     30-Jun                 (inception) to
                                                                            ------------------------           30-Jun
                                                                                 1999         1998              1999
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
            Net loss                                                         $ (1,511,743)   (249,679)    (17,855,327)
            Adjustments to reconcile net loss to net
            cash used in operating activities:
                       Expense relating to issuance of warrants                        --      69,036         298,202
                       Expense relating to issuance of options                         --          --          81,952
                       Expense related to Channel merger                               --          --         657,900
                       Compensation expense relating to stock options                  --          --         208,782
                       Discount on notes payable - bridge financing                    --          --         300,000
                       Depreciation                                                60,550      80,805         377,189
                       Changes in assets and liabilities:
                                 (Increase) decrease in prepaid expenses           20,475     (61,449)        (21,633)
                                 Increase (decrease)  in accrued expenses        (277,488)    205,269         379,513
                                 Increase (decrease)  in accrued interest              --          --         172,305
                                 (Increase) decrease in account receivable           (558)   (100,000)       (381,573)
------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                          (1,708,764)    (56,018)    (15,782,690)
------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities - acquisition
            of furniture and equipment                                             (4,696)   (177,762)       (583,509)
------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
            Proceeds from exercise of warrants                                         --          --           5,500
            Proceeds from exercise of options                                          --          --          52,500
            Proceeds from issuance of demand notes payable                             --          --       2,395,000
            Repayment of demand notes payable                                          --          --        (125,000)
            Proceeds from the issuance of notes payable -
                       bridge financing                                                --          --       1,200,000
            Proceeds of issuance of warrants                                           --          --         300,000
            Repayment of notes payable - bridge financing                              --          --      (1,500,000)
            Repurchase of common stock                                                 --          --            (324)
            Proceeds from the issuance of common stock                                 --       5,444       7,547,548
            Proceeds from the issuance of convertible preferred stock                  --          --      10,613,184
------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)  financing activities                                   --       5,444      20,488,408
------------------------------------------------------------------------------------------------------------------------
Net increase (decrease)  in cash and cash equivalents                          (1,713,460)   (228,336)      4,122,209
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                5,835,669   8,543,495              --
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                   $  4,122,209   8,315,159              --
========================================================================================================================
Supplemental disclosure of noncash financing
            activities:
                       Issuance of common stock in exchange for
                                 common stock subscriptions                            --          --           7,027
                       Conversion of demand notes payable and the
                                 related accrued interest to common stock              --          --    $  2,442,304
                       Cashless exercise of preferred warrant                          --          --    $     30,069
                       Conversion of preferred to common stock               $        140          --    $      1,555

           See accompanying notes to consolidated financialstatements.

                         ATLANTIC PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 1999 AND 1998

(1)   Basis of Presentation

      The accompanying financial statements of Atlantic Pharmaceuticals, Inc., and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of only normal recurring adjustments considered necessary for fair presentation. Operating results are not necessarily indicative of results that may be expected for the year ending December 31, 1999 or for any subsequent period. These financial statements should be read in conjunction the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

(2)   Computation of Net Loss per Common Share

      The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). In accordance with this statement, primary net loss per common share is replaced with basic loss per common share, which is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Fully-diluted net income per common share is replaced with diluted net income per common share reflecting the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, stock subscriptions and conversion of preferred stock. Diluted net loss per common share is not shown, as common equivalent shares from stock options, stock warrants, stock subscriptions and convertible preferred stock would have an antidilutive effect.

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

(4)   Subsequent Events

      On July 12, 1999, Stephen R. Miller and Margaret A. Schalk filed suit against the Company in Wake County Superior Court, North Carolina (see Part II,
Item 1).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of the Company's results of operations and financial condition should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 25, 1999. Except for the historical information contained herein, this Quarterly Report may contain certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. In addition to historical information, this report contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from any future performance suggested in this report as a result of many factors, including the risk factors set forth in the Company's Annual Report on Form 10-KSB as well as those set forth elsewhere herein.

Results of Operations for the Quarter Ended June 30, 1999

      In accordance with its license and development agreement with the Company, Bausch & Lomb Surgical ("Bausch & Lomb") reimbursed Atlantic's subsidiary, Optex Ophthalmologics, Inc. ("Optex") in the amount of $381,572 for Optex's costs related to development of the Catarex(TM) technology in the second quarter. This reimbursement reduced the Company's research and development expense by $369,332 and general and administrative expenses by $12,240.

        For the second quarter ended June 30, 1999, research and development expense was $734,471 compared to $651,532 in the second quarter of 1998, an increase of 13%. (The Company was reimbursed $369,332 by Bausch & Lomb and the net research and development expense was $365,139.) The increase is largely due to accelerated spending on the CT-3 program.

      For the second quarter ended June 30, 1999, general and administrative expense was $351,078 compared to $972,714 in the second quarter of 1998, a decrease of 64%. (The Company was reimbursed $12,240 by Bausch & Lomb and the net general and administrative expense was $337,938.) This decrease is largely due to a reduction in travel, marketing and compensation expenses.

      For the second quarter ended June 30, 1999, interest income was $58,302 compared to $146,800 the second quarter of 1998, a decrease of 60%. This decrease is due to the decline in the Company's cash reserves.

Results of Operations for the Six-Month Period Ended June 30, 1999

      In accordance with its license and development agreement with the Company, Bausch & Lomb reimbursed Optex in the amount of $921,919 for Optex's costs related to development of the Catarex(TM) technology in the six-month period ended June 30, 1999. This reimbursement reduced the Company's research and development expense by $878,199 and general and administrative expenses by $43,720.

      For the six-month period ended June 30, 1999, research and development expense was $1,803,677 compared to $1,408,258 over the similar period in 1998, an increase of 28%. (The Company was reimbursed $878,199 by Bausch & Lomb and the net research and development expense was $925,478.) The increase is due to accelerated spending on the Catarex(TM) technology and the CT-3 technology.

      For the six-month period ended June 30, 1999, general and administrative expense was $752,508 compared to $1,596,705 in the similar period of 1998, a decrease of 53%. (The Company was reimbursed $43,720 by Bausch & Lomb and the net general and administrative expense was $708,788.) This decrease is largely due to reduction in compensation, marketing and travel expenses.

      For the six-month period ended June 30, 1999, interest income was $122,523, compared to $255,284 for the six-month period ended June 30, 1998, a decrease of 52%. This decrease is due to the decline in the Company's cash reserves.

Liquidity and Capital Resources

      From inception to June 30, 1999, the Company incurred an accumulated deficit of $17,855,327, and the Company expects to continue to incur additional losses through the year ending December 31, 1999 and the foreseeable future.

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

      Optex's development of the Catarex(TM) cataract removal device is continuing in cooperation with Bausch & Lomb. We are currently constructing a clean room laboratory that we will use to further develop the manufacturing process for the Catarex(TM) device. The Company anticipates that Bausch & Lomb will file a 510(k) application with the U.S. Food and Drug Administration by the first quarter of the year 2000, with clinical studies to begin shortly thereafter.

      Gemini Technologies, Inc. ("Gemini"), a subsidiary of the Company, is continuing research on its antisense-enhancing technology. Gemini's lead therapeutic compound targets respiratory syncytial virus, or "RSV," a major cause of lower-respiratory-tract disease in infants, young children, and the elderly. Primate proof-of-principle studies with this compound were started in July and will be completed in the third quarter of 1999. Also in July, Gemini was awarded a Small Business Innovation Research, or "SBIR," grant, which Gemini will use to fund a Phase I pre-clinical study of this compound. In addition to the RSV work, refinements to the chemical synthesis process are continuing, along with basic work on the anti-telomerase molecules.

      The toxicology program for CT-3 has completed all dosing. Bioanalytical analyses are ongoing, as is completion of reports on the toxicology studies. To date, these studies have not resulted in any data that would cause the development of CT-3 to be discontinued or delayed. The results of these studies were submitted to an Ethics Committee. The Ethics Committee approved a Phase I Study, the design of which has been finalized. Phase I testing is set to begin shortly.

      Studies are also underway on CT-3's on mechanism of action. These studies are designed to determine if CT-3 has any potential for patient addiction or tolerance, attributes that constitute significant drawbacks of narcotic analgesics. These studies will be completed in the third quarter.

      No work was conducted on the Company's cyclodextrin technology during the second quarter of 1999. The Company is currently seeking an alliance to continue the development of CT-1.

Year 2000 Compliance

      We have reviewed our internal computer systems and have concluded that they are Year 2000 compliant. All of our hardware and software was purchased or licensed less than four years ago. Additionally, we have received verbal assurances from our service providers that they will be Year 2000 compliant in a timely fashion. Accordingly, we do not expect Year 2000 issues to have any material effect on our business, financial condition or operating results.

Recent Developments

      On May 18, 1999, as a result of a consent solicitation conducted by A. Joseph Rudick, Steve H. Kanzer, and Frederic P. Zotos, the composition of the Company's board of directors was changed (see Part II, Item 4). The new board of directors is committed to reducing the Company's general and operating expenses so as to allow the Company to devote a greater proportion of its resources to research and development. With that aim in mind, one of the first decisions the board of directors took was to close the Raleigh, North Carolina office (see
Part II, Item 5). The cash spending rate in the first six-month period of 1999 was $288,896 compared with $427,815 in the same period of 1998, a decrease of 32%.

PART II -- OTHER INFORMATION

Item 1. Legal Matters

Litigation Brought by Stephen R. Miller and Margaret A. Schalk

      On July 12, 1999, Stephen R. Miller and Margaret A. Schalk filed suit against the Company in Wake County Superior Court, North Carolina.

      From September 21, 1995, through June 30, 1999, the Company employed Dr. Miller as Vice President, Chief Medical Officer, and employed Ms. Schalk as Vice President of Project Management and Investor Relations. The offer letter to each of them from the Company provided that if they were terminated without cause, they would be entitled to receive as severance their base salary for nine months from termination, subject to a duty to mitigate damages and set-off for amounts earned from alternative employment.

      Effective July 1, 1999, Dr. Miller and Ms. Schalk ceased being employees of Atlantic. It is the Company's position that this constituted voluntary termination on their part: while the Company had embarked on a process of closing the Raleigh, North Carolina office, with an initial target date of June 30, 1999, the Company had indicated to Dr. Miller and Ms. Schalk that it wished them to continue their employment beyond June 30, 1999, for a limited period. Consistent with this position, upon Dr. Miller and Ms. Schalk's ceasing to be Company employees, the Company declined to pay them the severance payments provided for in their offer letters, which in the aggregate would have amounted to $138,750, in the case of Dr. Miller, and $101,250, in the case of Ms. Schalk. The Company also declined to pay Dr. Miller and Ms. Schalk for their accrued vacation days.

      In their lawsuit, Dr. Miller and Ms. Schalk request unspecified monetary damages in excess of $10,000 plus interest (based on claims of breach of contract, bad faith, and failure to compensate Dr. Miller and Ms. Schalk for accrued vacation days), unspecified punitive damages (based on a claim of bad faith), liquidated damages (based on failure to compensate Dr. Miller and Ms. Schalk for accrued vacation days), and attorneys' fees, and, in the alternative to the claim of bad faith, a declaratory judgment that Dr. Miller and Ms. Schalk's employment agreements were valid and enforceable and that the Company is obligated to perform its obligations thereunder, including making the severance payments.

      The Company is making arrangements for representation by local counsel.

Litigation Brought by Christopher R. Richied

      On May 13, 1999, Christopher R. Richied filed suit against a group of defendants, including the Company, in the U.S. District Court for the Southern District of New York. The other defendants are The Castle Group, Ltd. (the "Castle Group"); Pacific Pharmaceuticals, Inc.; Binary Therapeutics, Inc.; XTL; and Dr. Lindsay A. Rosenwald.

      The plaintiff claims that he is owed compensation in connection with his recruitment, during 1991 to 1994, of executive officers and directors for the Castle Group's new ventures, including the Company. Of 27 causes of action, three (based on breach of contract, quantum meruit, and promissory estoppel) relate to the Company. The plaintiff claims that he was not paid the one-third of the annual salary of the Company's Chief Executive Office that he was required to be paid for recruiting Laurence Shaw at Chief Executive Office of the Company, and $60,000 he was required to be paid for recruiting four directors of the Company. In connection with each of these causes of action, the plaintiff claims damages in an amount to be determined at trial, plus prejudgment interest, punitive damages, attorneys' fees and costs.

      The Company and all other defendants in this action are being jointly represented by the Wilmington, Delaware office of Skadden, Arps, Slate, Meagher & Flom LLP.

Item  4. Submission of Matters to a Vote of Security Holders

      On March 25, 1999, Steve H. Kanzer, A. Joseph Rudick, and Frederic P. Zotos filed with the Securities and Exchange Commission a definitive proxy statement seeking stockholder consent to the following three proposals:

1. RESOLVED, that (1) each current member of the Board of Directors of [the Company], other than Steve H. Kanzer and Yuichi Iwaki (those current members, the "Remaining Directors"), and (2) any other person or persons (other than the persons elected pursuant to this consent) elected or appointed to the Board of Directors of [the Company] prior to the effective time of this resolution, in addition to or in lieu of any of such current members (including any persons elected or appointed in lieu of the Remaining Directors) to fill any newly created directorship or vacancy on the Board of Directors of [the Company], or otherwise, is hereby removed and the office of each such member of the Board of Directors is hereby declared vacant.

2. RESOLVED, that A. Joseph Rudick and Frederic P. Zotos are hereby elected as directors of [the Company], to serve until their respective successors are duly elected and qualified.

3. RESOLVED, that all By-Laws adopted subsequent to January 11, 1999, and prior to the effectiveness of this resolution are null and void and of no force and effect.

      On May 20, 1999, the Company announced that as of May 18, 1999, it had received from stockholders representing more than 50% of the total number of votes entitled to vote on the above three proposals consents approving those proposals. Accordingly, effective as of May 18, 1999, Dr. Robert A. Fildes and Mr. Martin Cleary ceased serving as members of the Board of Directors of the Company, Dr. Rudick and Mr. Zotos were appointed to the Board of Directors in their place, and Mr. Steve H. Kanzer and Dr. Yuichi Iwaki remained members of the Board of Directors.

      The consents received by the Company represent the following number of shares and votes, with the total voting power represented by the Common Stock and the Preferred Stock as of the record date of March 23, 1999, being 6,571,715:

=======================================================================================================
                                                      Proposal 1       Proposal 2        Proposal 3
-------------------------------------------------------------------------------------------------------
Consenting shares of Common Stock                         2,085,971        2,082,071        2,084,821
-------------------------------------------------------------------------------------------------------
Votes represented by those shares of Common Stock         2,085,971        2,082,071        2,084,821
-------------------------------------------------------------------------------------------------------
Consenting shares of Preferred Stock                        487,511          487,511          487,511
-------------------------------------------------------------------------------------------------------
Votes represented by those shares of Preferred Stock      1,594,161        1,594,161        1,594,161
-------------------------------------------------------------------------------------------------------
Aggregate votes represented                               3,680,132        3,676,232        3,678,982
-------------------------------------------------------------------------------------------------------
Aggregate votes represented, expressed as percentage         56%             55.9%             56%
of votes represented by all shares
=======================================================================================================

Item 5. Other Information

      In May 1998, the Company decided that it would close its Raleigh, North Carolina office in order to reduce the Company's general and administrative expense. The Company is in the process of closing the Raleigh office, but until that process is completed, the principal offices of the Company will remain the Raleigh office.

Item 6. Exhibits and reports on Form 8-K

(a)     Exhibits

Exhibit No.                   Description
-----------                   -----------

10.1 Consulting Agreement dated as of May 18, 1999, between Optex Ophthalmologics, Inc., a wholly-owned subsidiary of the Company, and Dr. A. Joseph Rudick (filed herewith)

27.1        Financial Data Schedule (filed herewith)


(b)     Reports on Form 8-K

      On June 2, 1999, the Company filed with the SEC a report on Form 8-K/A describing the result of the consent solicitation conducted by A. Joseph Rudick, Steve H. Kanzer, and Frederic P. Zotos. (See Item 4, above.)

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ATLANTIC PHARMACEUTICALS, INC.


Date: August 6, 1999                /s/ A. Joseph Rudick, M.D.
                                    -------------------------------------------
                                    A. Joseph Rudick, M.D.
                                    President


Date: August 6, 1999                /s/ Shimshon Mizrachi
                                    -------------------------------------------
                                    Shimshon Mizrachi
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.                   Description
-----------                   -----------

10.1 Consulting Agreement dated as of May 18, 1999, between Optex Ophthalmologics, Inc., a wholly-owned subsidiary of the Company, and Dr. A. Joseph Rudick (filed herewith)

27.1        Financial Data Schedule (filed herewith)