Form 10QSB
period 1999-09-30
ATLANTIC PHARMACEUTICALS INC
filed 1999-11-15
CIK 1001316

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
                                   (Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
         ___________.

                         Commission file number 0-27282

                         ATLANTIC PHARMACEUTICALS, INC.

        (Exact name of small business issuer as specified in its charter)

                Delaware                                    36-3898269
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

            150 Broadway Avenue, Suite 1110, New York, New York 10038
                    (Address of principal executive offices)

                                 (212) 227-4714
                           (Issuer's telephone number)

        1017 Main Campus Drive, Suite 3900, Raleigh, North Carolina 27606 (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X               No
   ------              -----

Number of shares of common stock outstanding as of September 30, 1999: 4,776,737

Transitional Small Business Disclosure Format (check one): Yes____    No  X
                                                                        -----

                                      INDEX


                                                                          Page

PART I --  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
         September 30, 1999 (unaudited) and
         December 31, 1998.                                                 1

         Consolidated Statements of Operations
         (unaudited) for the three months ended
         September 30, 1999 and 1998 for the nine
         months ended September 30, 1999 and 1998
         and the period from July 13, 1993
         (inception) to September 30, 1999                                  2

         Consolidated Statements of Cash Flows
         (unaudited) for the nine months ended
         September 30, 1999 and 1998 and the
         period from July 13, 1993 (inception) to
         September 30, 1999.                                                3

         Notes to Consolidated Financial Statements (unaudited)             4

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                   5

PART II -- OTHER INFORMATION

Item 1.  Legal Matters                                                      9

Item 2.  Changes in Securities                                              9

Item 4.  Submission of Matters to a Vote of Security Holders                9

Item 5.  Other Information                                                 11

Item 6.  Exhibits and Reports on Form 8-K                                  13

SIGNATURES

EXHIBIT INDEX

Part One- Financial Information
Item 1- Financial Statements
ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Balance Sheets
September 30, 1999 (unaudited) and  December 31, 1998

             Assets                                 9/30/99           12/31/98
                                                   (unaudited)        (audited)
Current assets:
      Cash and cash equivalents                    $ 3,694,484     $ 5,835,669
      Prepaid expenses                                  16,384          42,108
      Accounts Receivable                              276,820         381,015
                                                   -----------      ----------
Total current assets                                 3,987,688       6,258,792

Furniture and equipment, net of accumulated
          depreciation of $407,464 and $316,639
          at September 30,1999 (unaudited) and
          December 31, 1998, respectively.             220,643         262,173
                                                  ------------       ---------
Total Assets                                         4,208,331       6,520,965

Liabilities and Stockholders' Equity

Current liabilities:
          Accrued expenses                             190,827         657,001

Total current liabilities                              190,827         657,001

Stockholders' Equity
          Preferred  stock,  $.001  par  value.
          Authorized  10,000,000  shares;
          1,375,000 designated as Series A
          convertible  preferred stock Series A
          convertible  preferred stock,  $.001 par
          value;  authorized  1,375,000 shares,
          622,004 and 632,468 shares issued and
          outstanding at September 30, 1999
          (unaudited) and December 31, 1998,
          respectively.                                    622             632
          Series A  convertible  preferred  stock
          warrants, 117,195  issued  and outstanding
          at September 30, 1999 (unaudited) and
          December 31, 1998.                           540,074         540,074
          Common stock $.001 par value.
          Authorized 50,000,000   shares;
          4,776,737  and  4,503,388   shares
          issued  and outstanding at
          September 30, 1999 (unaudited) and
          December 31, 1998, respectively                4,777           4,503
          Common stock subscribed. 182 shares
          at September 30, 1999 (unaudited) and
          December 31, 1998.                                 -               -
          Additional paid -in capital               21,662,307      21,662,881
          Deficit accumulated during development
          stage                                    (18,189,734)    (16,343,584)
                                                   -----------     -----------
          Subtotal Stockholders' Equity              4,018,046       5,864,506

          Less common stock subscriptions
          receivable                                      (218)           (218)
          Less treasury stock, at cost                    (324)           (324)

Total Stockholders' Equity                           4,017,504       5,863,964
                                                  ------------    ------------
                                                     4,208,331       6,520,965

          See accompanying Notes to Consolidated Financial Statements.

ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES (a development stage company) Consolidated Statement of Operations (unaudited)
Three months ended September 30, 1999 and 1998, the nine months ended September 30, 1999 and 1998 and the period from July 13, 1993 (inception) to September 30, 1999.

                                                                                                              Cumulative from
                                                      Three Months Ended          Nine Months Ended            July 13, 1993
                                                 September, 30  September, 30  September, 30  September, 30   (inception) to
                                                     1999           1998           1999            1998      September 30, 1999
                                                     ----           ----           ----            ----      ------------------
Revenue:
           Grant revenue                      $    29,787              --          29,787              --         129,719
           Contract manufacturing revenue         247,163              --         247,163       2,500,000       2,747,163
Total revenue                                     276,750              --         276,950       2,500,000       2,876,882

Costs and expenses:
           Cost of Manufacturing revenue          197,730              --         197,730              --         197,730
           Research and development               179,594         476,744       1,105,072       1,885,001       8,388,346
           License fees                                --              --              --              --         173,500
           General and administrative             354,099         842,605       1,062,887       2,439,311      12,789,890
Total operating expenses                          731,423       1,319,349       2,365,689       4,324,312      21,549,466

Other expense (income):
            Interest income                       (51,430)       (106,304)       (173,953)       (361,588)     (1,039,789)
            Interest expense                           --              --              --              --         625,575
Total other expense (income)                      (51,430)       (106,304)       (173,953)       (361,588)       (414,214)

Net  income (loss) from continuing operations    (403,043)     (1,213,045)     (1,914,786)     (1,462,724)    (18,258,370)

Discontinued operations
            Gain on termination of license
              agreement                            68,636              --          68,636              --          68,636
Imputed preferred stock dividend                       --        (106,009)             --      (1,628,431)     (5,225,547)

Net income (loss) to common stockholders         (334,407)     (1,319,054)     (1,846,150)     (3,091,155)    (23,415,281)

Basic net income (loss) per common share            (0.07)          (0.37)          (0.45)          (0.91)         (11.21)

Shares used in calculation
        of basic net income (loss) per
        common share                            4,767,138       3,608,211       4,138,836       3,408,417       2,088,556

          See accompanying Notes to Consolidated Financial Statements.

ATLANTIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Cash Flows (unaudited)
Nine months ended September 30, 1999 and 1998 and the period from July 13, 1993 (inception) to September 30, 1999

                                                                                                                    Cumulative from
                                                                                                                      July 13, 1993
                                                                                 Nine Months Ended                   (inception) to
                                                                          September 30,       September 30,           September, 30
                                                                               1999              1998                      1999
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
             Net loss                                                       $  (1,846,150)    (1,462,724)              (18,189,734)
             Adjustments to  reconcile  net loss to net cash  used
                         in  operating activities:
                            Expense relating to issuance of warrants                    -              -                   298,202
                            Expense relating to issuance of options                     -        129,036                    81,952
                            Expense relating to the Channel merger                      -              -                   657,900
                            Compensation expense relating to stock options              -              -                   208,872
                            Discount on notes payable-bridge financing                  -              -                   300,000
                            Depreciation                                           90,825        123,678                   407,464
                            Changes in assets and liabilities:
                                (Increase) decrease in prepaid expenses            25,724        (51,115)                  (16,384)
                                Increase (decrease)  in accrued expenses         (466,174)       184,082                   190,827
                                Increase (decrease)  in accrued interest                -              -                   172,305
                                (Increase) decrease in accounts receivable        104,195       (293,480)                 (276,820)

Net cash used in operating activities                                          (2,091,580)    (1,370,523)              (16,165,506)

Net cash used in investing activities
             Acquisition of furniture and equipment                               (49,295)      (177,762)                 (628,108)

Cash flows from financing activities:
             Proceeds from exercise of warrants                                         -               -                    5,500
             Proceeds from exercise of stock options                                    8               -                   52,508
             Proceeds from issuance of demand notes payable                             -               -                2,395,000
             Repayment of demand notes payable                                          -               -                 (125,000)
             Proceeds from the issuance of notes payable
                         bridge financing                                               -               -                1,200,000
             Proceeds of issuance of warrants                                           -               -                  300,000
             Repayment of notes payable - bridge financing                              -               -               (1,500,000)
             Repurchase of common stock                                                 -               -                     (324)
             Proceeds from the issuance of common stock                                            30,179                7,547,548
             Proceeds from the issuance of Preferred Stock                              -               -               10,316,184
             Payment in connection with the preferred stock dividend                 (318)              -                     (318)

Net cash provided by (used in)  financing activities                                 (310)        30,179                20,191,098

Net increase (decrease)  in cash and cash equivalents                          (2,141,185)    (1,518,106)                3,397,484

Cash and cash equivalents at beginning of period                                5,835,669      8,543,495                         -

Cash and cash equivalents at end of period                                      3,694,484      7,025,389                 3,397,484

Supplemental disclosure of noncash financing activities:
             Issuance of common stock in exchange for
             common stock subscriptions                                                 -              -                     7,027
             Conversion of demand notes payable and the
             related accrued interest to common stock                                   -              -                 2,442,304

           See accompanying Notes to Consolidated Financial Statements.

                         ATLANTIC PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 1998

(1)      Basis of Presentation

         The accompanying financial statements of Atlantic Pharmaceuticals, Inc. and its subsidiaries (the "Company") have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information. Accordingly, they do not include all information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normally recurring adjustments, considered necessary for fair presentation. Operating results are not necessarily indicative of results that may be expected for the year ending December 31, 1999 or for any subsequent period. These financial statements should be read in conjunction the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

2)       Computation of Net Loss per Common Share

         The Company has adopted Statement of Financial Accounting Standards No. 128 Earnings Per Share ("SFAS No. 128"). In accordance with this statement, primary net loss per common share is replaced with basic loss per common share, which is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Fully-diluted net income per common share is replaced with diluted net income per common share reflecting the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, stock subscriptions and conversion of preferred stock. Diluted net loss per common share is not shown, as common equivalent shares from stock options, stock warrants, stock subscriptions and convertible preferred stock would have an antidilutive effect.

(3)      Liquidity

         Since June 1999, the board of directors implemented a cost reduction program aimed at permitting the Company's existing capital to finance the Company's operations (including research, product development and general administration) through such time as the Company becomes profitable, which would occur as a result of the receipt of anticipated $6 million milestone payments under the agreement between Optex Ophthalmologics, Inc., a subsidiary of the Company ("Optex"), and Bausch & Lomb Surgical, Inc. ("Bausch & Lomb"), a subsidiary of Bausch & Lomb Incorporated, and the potential commercial launch of the Catarex(TM) cataract-removal surgical device.

(4)      Preferred Stock Dividend

         On August 9, 1999, the Company's board of directors declared a dividend to the holders of record of shares of the Company's Series A convertible preferred stock as of August 2, 1999 (see Part II, Item 5).

(5)      Amendment to the Agreement with Bausch & Lomb Surgical, Inc.

         On September 21, 1999, Optex and Bausch & Lomb amended their existing License and Development Agreement (see Part II, Item 5), effective as of September 1, 1999.

(6) Termination of Agreement with the Trustees of the University of Pennsylvania

         On October 12, 1999, the Company and Channel Therapeutics, Inc., a subsidiary of the Company, announced the termination of a certain License Agreement, dated as of June 16, 1994, between the Trustees of the University of Pennsylvania and Channel (see Part II, Item 5).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the Company's results of operations and financial condition should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 25, 1999. Except for the historical information contained herein, this Quarterly Report may contain certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. In addition to historical information, this report contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from any future performance suggested in this report as a result of many factors, including the risk factors set forth in the Company's Annual Report on Form 10-KSB as well as those set forth elsewhere herein.

Results of Operations for the Quarter Ended September 30, 1999

         On September 22, 1999, the Company announced the amendment of the existing Development and License Agreement between Bausch & Lomb Surgical, Inc. ("Bausch & Lomb"), a subsidiary of Bausch & Lomb Incorporated, and Optex Ophthalmologics, Inc. ("Optex"), a subsidiary of the Company, to provide for an expanded role for Optex in development of the Catarex(TM) surgical device.

         Under the agreement as amended, Optex, in addition to the basic design work provided for in the original agreement, is required to deliver to Bausch & Lomb within a stated period Catarex(TM) devices for use in clinical trials, and is required to assist Bausch & Lomb in connection with development of manufacturing processes for scale-up of manufacture of the Catarex(TM) device. This increased role in the development of the Catarex(TM) device will expedite introduction of this innovative product in the marketplace.

         Bausch & Lomb will reimburse Optex for all costs, including labor, professional services and materials, incurred by Optex in delivering those Catarex(TM) devices and performing manufacturing services, and will pay Optex a profit component based upon certain of those costs. Optex has budgeted at $8 million its costs for the work to be performed by it under the amendment; this would result in it receiving a total of $9.6 million from Bausch & Lomb pursuant to the amendment, $1.6 million of which would be profit.

         In 1998, Optex received a milestone payment of $2.5 million under the Development and License Agreement. It is entitled to royalties on net sales of the Catarex(TM) device, and is also entitled to further milestone payments totalling $4 million upon successful completion of clinical trials and an additional $2 million upon the later of (1) successful completion of clinical trials and (2) receipt of approval from the FDA to market the Catarex(TM) device.

         For the third quarter ended September 30, 1999, grant revenue was $29,787, compared to no revenue in the third quarter of 1998. This increase is due to payment received for the start of a Phase I study under a Small Business Innovation Research ("SBIR") grant of approximately $100,000 awarded to Gemini Technologies, Inc. ("Gemini"), a subsidiary of the Company, and initiated on August 1, 1999.

         For the third quarter ended September 30, 1999, contract manufacturing revenue was $247,163 compared to no revenue in the third quarter of 1998. This increase in revenue is due to the amendment of the License and Development Agreement between Optex and Bausch & Lomb and the start of manufacture of the Catarex(TM) devices pursuant to the agreement.

         In accordance with its agreement with the Company, Bausch & Lomb reimbursed Optex in the amount of $330,900 for Optex's costs related to development of the Catarex(TM) technology in the third quarter. This reimbursement reduced the Company's research and development expense by $326,582 and general and administrative expenses by $4,318.

         For the third quarter ended September 30, 1999, the cost of manufacturing revenue increased to 197,730 as compared to no revenue in the third quarter of 1998. This increase reflects the manufacturing expenses paid by Bausch & Lomb to Optex pursuant to the Bausch & Lomb agreement effective September 1, 1999.

         For the third quarter ended September 30, 1999, research and development expense was $179,594 compared to $476,744 in the third quarter of 1998, a decrease of 62%. The Company was reimbursed $326,582 by Bausch & Lomb and the net research and development expense was $308,688. The increase was largely due to accelerated spending on the Catarex(TM) technology by Bausch & Lomb.

         For the quarter ended September 30, 1999, the Company recognized a gain on discontinued operations in the amount of $68,636 representing the reversal of previously recognized accrued research and development expenses related to the license agreement between Channel Therapeutics, Inc. ("Channel"), a subsidiary of the Company, and the Trustees of the University of Pennsylvania ("Penn") (see
Part II, Item 5).

         For the third quarter ended September 30, 1999, general and administrative expense was $358,417 compared to $842,605 in the third quarter of 1998, a decrease of 57%. The Company was reimbursed $4,318 by Bausch & Lomb and the net general and administrative expense was $354,099. This decrease was largely due to a reduction in compensation, travel and marketing expenses.

         For the third quarter ended September 30, 1999, interest income was $51,430 compared to $106,304 the third quarter of 1998, a decrease of 52%. This decrease was due to the decline in the Company's cash reserves.

Results of Operations for the Nine-Month Period Ended September 30, 1999

         In accordance with its license and development agreement with the Company, Bausch & Lomb reimbursed Optex in the amount of $ 1,252,819, for Optex's costs related to development of the Catarex(TM) technology in the nine-month period ended in September 30, 1999. This reimbursement reduced the Company's research and development expense by $1,204,781 and general administrative expenses by $48,038.

         For the nine-month period ended September 30, 1999, grant and license revenue was $29,787 compared to $2,500,000 over the similar period in 1998. The decrease is due to the fact that last year the Company received the first milestone payment from Bausch & Lomb.

         For the nine-month period ended September 30, 1999, research and development expense was $2,438,947 compared to $1,885,001 over the similar period in 1998, an increase of 29%. The Company was reimbursed $1,204,781 by Bausch & Lomb and the net research and development expense was $1,234,166. The increase was due to accelerated spending on the Catarex(TM) technology and the CT-3 technology.

         For the nine-month period ended September 30, 1999, general and administrative expense was $1,110,925 compared to $2,439,311 in the similar period in 1998, a decrease of 54%. The Company was reimbursed $48,038 by Bausch & Lomb and the net general and administrative expense was $1,062,887. This decrease is largely due to a reduction in personnel compensation, marketing and travel expenses.

         For the nine-month period ended September 30, 1999, the Company recognized a gain on discontinued operations in the amount of $68,636 representing the reversal of previously recognized accrued research and development expenses related to the license agreement between Channel and Penn.

         For the nine-month period ended September 30, 1999, interest income was $173,953 compared to $361,588 for the nine-month period ended September 30, 1998, a decrease of 52%. This decrease was due to the decline in the Company's cash reserves.

Liquidity and Capital Resources

         The Company anticipates that its current resources will be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures until such time as the Company becomes profitable, which could occur as a result of receipt of the anticipated $6 million milestone payments under the Bausch & Lomb agreement and the anticipated commercial launch of the Catarex(TM) device. If such developments are delayed or terminated, the Company might be required to further reduce its operating expenses and/or seek additional capital through a combination of collaborative agreements, strategic alliances and public and private equity and debt financing. The Company cannot assure that, under such circumstances, additional capital would be obtainable through these or other sources.

         The Company's working capital requirements will depend upon numerous factors, including: progress of the Company's research and development programs; preclinical and clinical testing; and timing and cost of obtaining regulatory approvals.

         From its inception to September 30, 1999, the Company incurred an accumulated deficit of $18,189,734 and the Company expects to continue to incur additional losses through the year ending December 31, 1999, and the foreseeable future.

Research and Development Activities

         Preclinical studies with all three of the Company's primary technologies are proceeding according to plan.

         Optex's development of the Catarex(TM) cataract removal device is continuing in cooperation with Bausch & Lomb. We have finished constructing a clean room laboratory that we will use to further develop the manufacturing process for the Catarex(TM) device. In addition, Optex and Bausch & Lomb have amended their Development and License Agreement to provide for an expanded role for Optex in development of the Catarex(TM) device. In this amendment Optex agreed to manufacture the handpieces for use in clinical studies and agreed to provide Bausch & Lomb certain services in connection with development of the manufacturing process for the Catarex(TM) device (see Part II, Item 5). The Company anticipates that Bausch & Lomb will file a 510(k) application with the United States Food and Drug Administration (the "FDA") by the first quarter of the year 2000, with clinical studies to begin shortly thereafter.

         Gemini is continuing research on its antisense-enhancing technology. Gemini's lead therapeutic compound targets respiratory syncytial virus, or "RSV," a major cause of lower-respiratory-tract disease in infants, young children, and the elderly. Gemini completed the primate proof-of-principle studies of this compound in the third quarter of 1999. In July 1999, Gemini received a SBIR grant of approximately $100,000, which Gemini is using to fund a Phase I pre-clinical study of this compound. The Company is currently seeking a corporate development partner for the RSV compound. In addition to developing this compound, Gemini is focusing its research on developing other applications for the antisense technology and on improving the basic chemistry of the antisense technology.

         We have completed all dosing in the toxicology program for CT-3, and are currently conducting bioanalytical analyses and compiling toxicology reports. To date, these studies have not resulted in any data that would cause the development of CT-3 to be discontinued or delayed. The compound is currently ready for a Phase I study, and we are in the process of finalizing the design of this study. We believe we must conduct studies to determine the safety of CT-3, in addition to assessing the potential for any detrimental central nervous system side effects of CT-3. Designing the clinical program will require additional toxicology testing and formulation development prior to beginning large scale clinical trials. The Company intends to file an Investigative New Drug Application for CT-3 with the FDA in the first quarter of 2000.

         No work was conducted on the cyclodextrin technology during the third quarter of 1999. After a thorough review of this technology, the Company decided to cause Channel to terminate its license agreement for this technology with Penn and discontinue its development of the technology (see Part
II, Item 5).

Year 2000 Compliance

         Many computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields must accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies may need to be upgraded to avoid "Year 2000" difficulties which arise if such date code fields cannot accept four digit entries. Significant uncertainty exists concerning the potential effects of failing to insure that all computer systems and software are appropriately upgraded and Year 2000 complaint.

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

PART II -- OTHER INFORMATION
Item 1.  Legal Matters

Litigation Brought by Stephen R. Miller and Margaret A. Schalk

         On July 12, 1999, Dr. Stephen R. Miller and Margaret A. Schalk filed suit against the Company in Wake County Superior Court, North Carolina. This lawsuit is described in the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1999.

         In July 1999, the Company duly filed a response to the complaint, and the lawsuit is now in the discovery stage. The Company has also paid Dr. Miller and Ms. Schalk for their accrued vacation days. The Company is being represented by the Raleigh, North Carolina office of the law firm Kennedy, Covington, Lobdell & Hickman LLP.

         The Company believes that the asserted claims are without merit and intends to defend vigorously the action instituted by the plaintiffs. The Company further believes that the outcome of this suit will not be material to the Company.

Litigation Brought by Christopher R. Richied

         On May 13, 1999, Christopher R. Richied filed suit against a group of defendants, including the Company, in the U.S. District Court for the Southern District of New York. This lawsuit is described in the Company's Quarterly Report Form 10-QSB for the quarterly period ended June 30, 1999.

         For a period extending through the second quarter of the year 2000, the parties will be engaged in factual and expert-related discovery. The Company and all other defendants in this action are being jointly represented by the Wilmington, Delaware office of the law firm Skadden, Arps, Slate, Meagher & Flom LLP.

         The Company believes that the asserted claims are without merit and intends to defend vigorously the action instituted by the plaintiff. The Company further believes that the outcome of this suit will not be material to the Company.

Item 2.  Changes in Securities.

         Pursuant to an amendment duly authorized by the Company's stockholders (see Part II, Item 4), the Certificate of Designations of the Company's Series A convertible preferred stock no longer requires transactions between the Company and its directors and executive officers to be approved by 66.67% of the preferred stock voting separately as a class. The Company found this clarification of the scope of the voting rights of the preferred stock necessary to conduct business efficiently and to avoid unnecessary expenses.

Item 4.  Submission of Matters to a Vote of Security Holders

         On August 24, 1999, the Company filed with the Securities and Exchange Commission, and mailed to stockholders on or about the same date, a definitive proxy statement seeking stockholder proxies consenting to the following three proposals:

1. RESOLVED, that A. Joseph Rudick, Yuichi Iwaki, Steve H. Kanzer and Frederic P. Zotos be and hereby are re-elected as directors of the Company, to serve until their respective successors are duly elected and qualified.

2. RESOLVED, that the board of directors' selection of KPMG Peat Marwick, LLP to serve as the Company's independent auditors for the year ending December 31, 1999 be and hereby is ratified.

3. RESOLVED, that the Certificate of Designations of Series A Convertible Preferred Stock of the Corporation be amended by deleting clause (vii) of Section 6(b) in its entirety and substituting a new clause (vii), which reads in its entirety as follows:

         "(vii) the approval of any transactions between the Corporation and its affiliates (other than (A) transactions between the Corporation and its subsidiaries in the ordinary course of business and (B) transactions between the Corporation and its directors and executive officers)."

         Approval of all three proposals required the affirmative vote of a majority of the common stock and preferred stock, voting together as a class. Approval of the third proposal also required the consent of the holders of at least 66.67% of all outstanding shares of the preferred stock, voting separately.

         The board of directors of the Company presented these proposals for stockholder consideration at the Company's 1999 annual meeting held on September 23, 1999, for which there was a quorum. All three proposals received the affirmative vote of more than a majority of those stockholders present in person or by proxy. Accordingly, effective as of September 23, 1999, all four nominees were re-elected as members of the board of directors and the selection of KPMG Peat Marwick, LLP to serve as the Company's independent auditors for the year 1999 was ratified. The following table presents the results of the common and preferred stock voting together. The total number of shares of common stock voted was 3,179,405 out of the 4,774,121 shares entitled to vote. The total number of shares of preferred stock voted was 377,797 out of the 622,942 shares entitled to vote, with each share being entitled to 3.27 votes.

Proposal 1: Election of Directors:

                           Votes of Holders of Common Stock            Votes of Holders of Preferred Stock
                           For                       Withheld          For                       Withheld
                           ---                       --------          ---                       --------
A. Joseph Rudick           3,166,905                 12,500            1,216,869                 18,527
Yuichi Iwaki               3,166,905                 12,500            1,216,869                 18,527
Steve H. Kanzer            3,164,875                 14,530            1,216,869                 18,527
Frederic P. Zotos          3,164,675                 14,730            1,216,869                 18,527

Proposal 2: Selection of KPMG as the Company's Independent Auditors:

Votes of Holders of Common Stock
For                        Against                   Abstain
---                        -------                   -------
3,164,605                  6,100                     8,700

Votes of Holders of Preferred Stock
For                        Against                   Abstain
---                        -------                   -------
1,216,869                  18,527                    0

Proposal 3: Amendment of the Company's Certificate of Designations:

Votes of Holders of Common Stock
For                        Against                   Abstain
---                        -------                   -------
3,060,128                  63,788                    55,489

Votes of Holders of Preferred Stock
For                        Against                   Abstain
---                        -------                   -------
1,104,129                  64,847                    66,420

         The vote of the preferred stock voting as a class on the third proposal was adjourned until October 12, 1999, when the Company announced it had received proxies from stockholders holding 69.7% of all outstanding shares of preferred stock approving the amendment to the Certificate of Designations. A total number of 485,964 shares of preferred stock voted out of the 622,942 shares entitled to vote. The following table provides the results of the vote. The Company thereafter amended the Certificate of Designations (see Item 2).

Proposal 3: Amendment of the Company's Certificate of Designations:

For                        Against                   Abstain
---                        -------                   -------
1,420,779                  101,903                   66,420

Item 5.  Other Information

Dividend Payments to Holders of Preferred Stock

         Pursuant to the Company's Certificate of Designations, holders of shares of preferred stock were entitled to receive, commencing February 7, 1999, dividends on each share of preferred stock, payable in kind, at the rate of 10% of the Dividend Base Amount of $13.00, payable semiannually in arrears. The Company did not make the February 7, 1999 dividend payment. On August 9, 1999, the Company issued a payment-in-kind dividend of 0.13325 of a share of Preferred Stock per share of Preferred Stock to holders of shares of preferred stock as of the record date of August 2, 1999, amounting to an aggregate of 73,219 shares. This dividend included the dividend payment of 0.065 of a share of preferred stock per share of preferred stock that had not been made on February 7, 1999, and the portion of the dividend payment due August 9, 1999, was increased from
0.065 of a share to 0.06825 of a share to reflect non-payment of the February 7, 1999 dividend.

Amendment to Agreement with Bausch & Lomb Surgical, Inc.

         On September 22, 1999, the Company announced the amendment of the existing Development and License Agreement between Bausch & Lomb and Optex to provide for an expanded role for Optex in development of the Caterex(TM) surgical device.

         Under the agreement as amended, Optex, in addition to the basic design work provided for in the original agreement, is required to deliver to Bausch & Lomb within a stated period Caterex(TM) devices for use in clinical trials, and is required to assist Bausch & Lomb in connection with development of manufacturing processes for scale-up of manufacture of the Caterex(TM) device. This increased role in the development of the Caterex(TM) device will expedite introduction of this innovative product in the marketplace.

         Bausch & Lomb will reimburse Optex for all costs, including labor, professional services and materials, incurred by Optex in delivering those Caterex(TM) devices and performing manufacturing services, and will pay Optex a profit component based upon certain of those costs. Optex has budgeted at $8 million its costs for the work to be performed by it under the amendment; this would result in it receiving a total of $9.6 million from Bausch & Lomb pursuant to the amendment, $1.6 million of which would be profit.

         In 1998, Optex received a milestone payment of $2.5 million under the Development and License Agreement. It is entitled to royalties on net sales of the Caterex(TM) device, and is also entitled to further milestone payments totalling $6 million upon successful completion of clinical trials and receipt of approval from the FDA to market the Caterex(TM) device.

Termination of Agreement with the Trustees of the University of Pennsylvania

         On October 12, 1999, the Company and Channel announced the termination of the License Agreement dated as of June 16, 1994, between Penn and Channel pursuant to which Channel received the rights to use cyclodextrin technology. The Company and Channel, on the one hand, and Penn, on the other hand, released each other from any further obligations under the license agreement. The Company paid Penn a portion of the patent costs for which Penn was seeking reimbursement under the agreement.

         The reason for this termination is that the Company determined that the cyclodextrin technology would not have the potential to attract development partners without considerable investment by the Company over an extended period. Terminating the agreement permitted the Company to avoid additional patent costs and focus its resources on technologies that offer greater potential for near-term development and corporate partnerships.

Relocation of Principal Office

         Effective November 1, 1999, the Company relocated its principal office from Raleigh, North Carolina to New York, New York. This move will allow the Company to avoid unnecessary general and administrative expenses associated with its North Carolina office, and places its principal office close to the Company's management, which is New York-based. The new office information is as follows:

                           Atlantic Pharmaceuticals, Inc.
                           150 Broadway Avenue, Suite 1110
                           New York, New York  10038
                           Telephone:       (212) 227-4714
                           Facsimile:       (212) 732-9453

Item 6.  Exhibits

(a)      Exhibits

Exhibit No.    Description
-----------    -----------

10.1 Amendment No. 1 dated September 16, 1999, to the Development and License Agreement between Bausch & Lomb Surgical, Inc. and Optex Ophthalmologics, Inc. (filed herewith).

27.1           Financial Data Schedule (filed herewith)

(b)      Form 8-K

         The Company did not file any reports on Form 8-K in the quarter ending September 30, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         ATLANTIC PHARMACEUTICALS, INC.


Date: November 15, 1999                     /s/ A. Joseph Rudick, M.D.
                                            ---------------------------
                                            A. Joseph Rudick, M.D.
                                            President

                                  EXHIBIT INDEX


Exhibit No.                             Description
-----------                             -----------

10.1 Amendment No. 1 dated September 16, 1999, to the Development and License Agreement between Bausch & Lomb Surgical, Inc. and Optex Ophthalmologics, Inc. (filed herewith).

27.1           Financial Data Schedule (filed herewith)