Form 10KSB
period 1999-12-31
ATLANTIC TECHNOLOGY VENTURES INC
filed 2000-03-31
CIK 1001316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ x ] Annual Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended December 31, 1999

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from ___to___

                         Commission File Number 0-27282

                       ATLANTIC TECHNOLOGY VENTURES, INC.
               (Exact name of issuer as specified in its charter)

Delaware                                                   36-3898269
(State or other  jurisdiction of                         (IRS Employer
incorporation or organization)                         Identification No.)

            150 Broadway Avenue, Suite 1009, New York, New York 10038 (Address of principal executive offices, including zip code)

                                 (212) 267-2503
                           (Issuer's telephone number)

    Securities registered pursuant to Section 12(g) of the Exchange Act: None

 Units, each consisting of one share of Common Stock and one Redeemable Warrant

                          Common Stock, $.001 par value
                               Redeemable Warrants


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 1999 were
$1,159,579

As of March 22, 2000 there were 5,054,539 outstanding shares of common stock, par value $.001 per share.

The aggregate market value of the voting common stock of the issuer held by non-affiliates of the issuer on March 22, 2000 based on the closing price of the common stock as quoted by the Nasdaq SmallCap Market on such date was $32,381,292.


Transitional Small Business Disclosure Format: Yes |_|   No X

PART I.......................................................................1

ITEM 1.   DESCRIPTION OF BUSINESS............................................1

    GENERAL..................................................................1
    CORPORATE STRUCTURE......................................................1
    ATLANTIC AND ITS SUBSIDIARIES............................................1

      Optex and the Catarex Technology.......................................1
      Background.............................................................1
      The CatarexDevice and its Applications.................................2
      Research and Development Activities....................................3
      Competition............................................................4
      Proprietary Rights.....................................................4
      CT-3 Technology........................................................4
      Background.............................................................4
      The CT-3 Technology and its Application................................4
      Research and Development Activities....................................5
      Competition............................................................5
      Proprietary Right......................................................5
      Gemini and the 2-5A Antisense Technology...............................6
      Background.............................................................6
      Research and Development Activities....................................6
      Competition............................................................7
      Proprietary Right......................................................7
      Channel Therapeutics, Inc..............................................8
      Our Diversification Strategy...........................................8

    EMPLOYEES................................................................9
    FORWARD-LOOKING STATEMENTS...............................................9
    RISK FACTORS.............................................................9

      Our Financial Condition and Need for Substantial Additional Funding....9
      Our Operations........................................................10
      Our Securities........................................................12

ITEM 2.   DESCRIPTION OF PROPERTY...........................................15

ITEM 3.   LEGAL PROCEEDINGS.................................................15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS..................................................16

PART II.....................................................................17

ITEM 5.   MARKET FOR COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS.......................................17

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................17

    OVERVIEW................................................................17
    RESULTS OF OPERATIONS...................................................17
    LIQUIDITY, CAPITAL RESOURCES AND PLAN OF OPERATIONS.....................19
    RECENTLY ISSUED ACCOUNTING STANDARS.....................................20

ITEM 7.   FINANCIAL STATEMENTS..............................................20

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

          ON ACCOUNTING AND FINANCIAL DISCLOSURE............................20

PART III....................................................................21

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS; COMPLIANCE WITH

          SECTION 16(A) OF THE EXCHANGE ACT.................................21

    INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS.................21
    COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934....22

ITEM 10.  EXECUTIVE COMPENSATION............................................22

    DIRECTOR COMPENSATION...................................................22
    COMPENSATION OF EXECUTIVE OFFICERS......................................22
    OPTIONS AND STOCK APPRECIATION RIGHTS...................................23
    OPTION EXERCISE AND HOLDINGS............................................24
    LONG TERM INCENTIVE PLAN AWARDS.........................................25
    EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT
    AND CHANGE OF CONTROL AGREEMENTS........................................25

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

          OWNERS AND MANAGEMENT.............................................25

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................27

ITEM 13.  EXHIBITS LIST, AND REPORTS ON FORM 8-K............................28

                                    PART I

ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL

      We are engaged in the business of developing and commercializing early-stage technologies. Specifically, we aim to do the following:

o identify early biomedical, pharmaceutical, electronic infrastructure, software, communications or other technologies that we believe could be commercially viable;

o acquire proprietary rights to these technologies, either by license or by acquiring an ownership interest;

o     fund research and development of these technologies; and

o bring these technologies to market, either directly or by selling or licensing these technologies to other companies willing to make the necessary investment to conduct the next level of research or seek required regulatory approvals.

      We have in the past focused on biomedical and pharmaceutical technologies. We are currently developing three such technologies that we believe may be useful in treating a variety of diseases, including cancer, infectious disease, ophthalmic disorders, pain and inflammation.

      We have, however, recently expanded our focus, and now seek to develop and commercialize a diverse portfolio of patented technologies. (Consistent with this, we recently changed our name from "Atlantic Pharmaceuticals, Inc." to our current name, "Atlantic Technology Ventures, Inc." Our letter of intent to acquire a 35% ownership interest in a company that is currently developing the next generation of high speed fiber optic communication technologies represents our first investment in an electronic infrastructure technology.

CORPORATE STRUCTURE

      We were incorporated in Delaware on May 18, 1993. Each of our technologies is held either by Atlantic or by our subsidiaries Optex Ophthalmologics, Inc., or "Optex," and Gemini Technologies, Inc., or "Gemini."

      We seek to minimize administrative costs, thereby maximizing the capital available for research and development. We do so by providing a centralized management team that oversees the transition of products and technologies from the early development stage to commercialization. In addition, we budget and monitor funds and other resources among Atlantic and our subsidiaries, thereby providing flexibility to allocate resources among technologies based on the progress of individual technologies. Optex and Gemini each have a separate Scientific Advisory Board composed of eminent scientists who provide us with advice and expertise on our research and development activities.

ATLANTIC AND ITS SUBSIDIARIES

Optex and the Catarex Technology

Background

      One of the most common vision disorders is cataracts, or the clouding of the normally clear lens inside the eye. This results in increased glare, decreased vision, or both. Cataracts progressively degrade visual acuity, and restoring vision eventually requires that the affected lens be surgically extracted. Cataracts may exist at birth, may result from aging or may be caused by injury or disease. Cataract surgery is currently the most frequently performed therapeutic surgical procedure in the U.S. among persons over 65 years of age. Medicare pays $3.4 billion a year for 1 million of the 1.3 million cataract procedures performed annually in the U.S. Each year approximately 3.6 million cataract surgeries are performed worldwide. According to the American Academy of Ophthalmology, the chances are 50% that a person between the ages of 52 and 64 will develop a cataract, and by age 75 almost everyone will develop a cataract. We anticipate that given the aging of the world population, the number of cataract removal procedures performed each year will increase in the near future.

      Currently, there are two principal technologies that are widely used for cataract removal: extracapsular cataract extraction, or "ECCE," and phacoemulsification, or "phaco." Until relatively recently, most cataract procedures were done by means of ECCE, which is generally a simple and reliable procedure that can be used with cataracts of any density. The ECCE procedure requires direct surgical extraction of the entire lens nucleus in one step through an approximately 11 millimeter, or "mm," incision in the eye and an approximately 6mm opening in the lens capsule inside the eye. The residual cortical material (the softer material that surrounds the lens nucleus) is then removed using a mechanical irrigation/aspiration device. Once the lens is completely removed, an intraocular synthetic polymer lens is inserted into the eye and placed in the remaining portion of the lens capsule.

      Although it is an effective procedure, ECCE has a number of disadvantages, including the time required for surgery, post-operative recovery and visual rehabilitation.

      In a phaco procedure, the surgeon uses an ultrasound-emitting handpiece to sculpt or carve the lens nucleus. An incision of approximately 3mm to 5mm is made in the eye and an opening of approximately 5mm is made in the lens capsule. As these incisions are smaller than those required in ECCE procedures, patients generally recover faster, and also experience better post-operative results, due to a reduction in astigmatism induced by wound healing. Phaco, however, also has disadvantages. For one, performing a phaco procedure successfully requires considerable skill and much training. Also, the ultrasound energy used in, and stray fragments of the lens nucleus resulting from, a phaco procedure can damage the cells that line the inner layer of the cornea, which in turn can cause them to degenerate.

The Catarex Device and its Applications

      Our majority-owned subsidiary, Optex, is developing the Catarex technology to overcome the limitations and deficiencies of traditional ECCE and phaco cataract extraction techniques. The Catarex device removes the lens nucleus and cortex in a single step through a small incision in the eye while leaving the lens capsule functionally intact. The Catarex device is inserted into the eye through an incision of less than 3mm and advanced into the lens capsule through a less than 1.5mm incision. Once positioned within the lens capsule, the device is activated and the lens nucleus and cortex are removed in a matter of minutes through the action of fluid vortex forces drawing the lens material to the device, where it is mechanically emulsified and aspirated. A synthetic lens would then be placed in the capsule; given the limitations of currently available intraocular lenses, the incision in the lens capsule would need to be slightly enlarged.

      We believe that the Catarex device has several advantages over existing technologies that should facilitate it being accepted by the ophthalmic community:

o If successfully developed, Catarex would allow the entire cataract, including the lens nucleus and cortex, to be removed through incisions in the eye and lens capsule that would be smaller than the incisions required in either ECCE or phaco procedures. We anticipate that this would reduce operating time and the trauma associated with operating, which in turn would speed recovery.

o Speedier patient recovery would reduce the costs involved in cataract surgery, an important consideration in this era of managed care and cost containment.

o We expect that cataract extraction using the Catarex device will leave the anterior lens capsule of the lens functionally intact, which would shield from damage the cells that line the inner surface of the cornea.

o We expect that surgeons will find the Catarex device easier to master than phaco extraction, as the operating principles of the device eliminate the need for the skill-intensive sculpting required in the phaco procedure.

o Studies have indicated that the Catarex device can be used on cataracts of all degrees of hardness.

o Leaving the lens capsule functionally intact would permit the insertion of liquid polymer lenses, once they are developed. Liquid polymer lenses are lenses made of injectable substances that can be used to refill the original lens capsule. The use of injectable lenses in conjunction with lens extraction using the Catarex device could result in the Catarex device being used not only in cataract surgery, but also to treat all refractive errors, including myopia (nearsightedness), hyperopia (farsightedness) and presbyopia (the loss of near vision that occurs with age).

Research and Development Activities

      The feasibility of cataract extraction using the Catarex device has been demonstrated in ex vivo bovine, porcine and human cataract preparations using a laboratory prototype of the device. In ex vivo studies using porcine eyes the eye was left intact and the lens nucleus and cortical material were removed through a less than 1.5mm capsulorexis (opening) in the anterior lens capsule. This prototype device was also demonstrated to be effective in removing the ocular lens in an in vivo study conducted in a model of a pig eye. The in vivo study demonstrated that the Catarex device was able to remove the lens rapidly and completely, and a pathology study found that there were no observed adverse effects on the structure of the eye. Optex has completed work on a functional clinical prototype of the Catarex device. This prototype has been tested in vivo in a porcine model and in a human cataract model developed by the scientific founders of Optex. In this model, the human cataract lens and lens capsule are removed intact and embedded in gelatin. The studies demonstrated the ability of the Catarex device to remove cataract lenses of a wide range of hardness while leaving the lens capsule functionally intact.

      In May 1998, Optex entered into a development and licensing agreement pursuant to which it granted to Bausch & Lomb Surgical Incorporated, an affiliate of Bausch & Lomb which is a multinational ophthalmics company, a worldwide license to its rights to the Catarex device. Under this agreement, Bausch & Lomb is responsible for clinical testing, obtaining regulatory approval worldwide, and manufacturing and commercializing the Catarex device. In addition, Bausch & Lomb undertook to make up-front and milestone payments to Optex, as well as royalty payments on sales of the Catarex device, and is required to reimburse Optex for all of its costs, up to $2.5 million, related to the initial phase of development of the Catarex device. As of December 31, 1999, Optex had received an up-front payment of $2.5 million and more than $2 million as reimbursement of costs related to this initial phase.

      In September 1999, Optex and Bausch & Lomb Surgical amended this agreement. This amendment expanded Optex's role in development of the Catarex surgical device. In addition to the basic design work provided for in the original agreement, Optex is required to deliver to Bausch & Lomb within a stated period of time a number of Catarex devices for use in clinical trials, and is required to assist Bausch & Lomb in developing manufacturing processes for scale-up of manufacture of the Catarex device. Bausch & Lomb will reimburse Optex for all costs, including labor, professional services and materials, incurred by Optex in delivering these Catarex devices and performing manufacturing services, and will pay Optex a profit component based upon certain of those costs. Optex has budgeted at $8 million its costs for the work to be performed by it under this amendment to the development and licensing agreement. This would result in Optex receiving a total of $9.6 million from Bausch & Lomb pursuant to the amendment, $1.6 million of which would be profit.

      In November 1999, Optex was issued U.S. Patent No. 5,957,921, "Devices and Methods Usable for Forming Small Openings in the Lens Capsules of Mammalian Eyes." The new patent covers a device and system for creating small (less than 3mm, and preferably about 1mm in cross dimensions) openings in the anterior lens capsule of a mammalian eye to facilitate the removal of the lens nucleus and cortex. This device would work in tandem with the Catarex device, and would facilitate the use of liquid injectable replacement lenses, since it makes possible consistent reproducible small openings in the anterior lens capsule.

      Bausch & Lomb is preparing to file a 510(k) with the U.S. Food and Drug Administration, or the "FDA," for the Catarex device. In a 510(k) filing, a company requests that the FDA treat a given technology as substantially equivalent to an already approved technology, the aim being to greatly speed up the approval process. We anticipate that in the second quarter of 2000 Bausch & Lomb will meet with the FDA to discuss this filing.

Competition

      There are several large companies that have made significant investments in traditional cataract extraction technology, including phaco and ECCE equipment. Also, we are aware of several other companies that are developing cataract removal devices based on other technologies. We do not currently anticipate that these devices will offer any advantages over those foreseen for the Catarex device.

Proprietary Rights

      Optex owns two U.S. patents and corresponding foreign applications covering the Catarex device and the method of using it for cataract removal, as well as a U.S. patent application and corresponding foreign applications covering a capsulorexis device to be used in conjunction with the Catarex device.

CT-3 Technology

Background

      Agents for the treatment of pain and inflammation are among the most widely prescribed pharmaceutical products. Currently available analgesic (anti-pain) and anti-inflammatory drugs include narcotics, non-narcotic analgesics, corticosteroids and nonsteroidal anti-inflammatory drugs, or "NSAIDs." Although highly effective as analgesics, the usefulness of narcotics is limited by significant adverse effects, including their potential to cause addiction. In contrast, non-narcotic analgesics are safer but, due to their low potency, have limited usefulness in cases of severe chronic pain. Use of corticosteroids, which are highly effective as anti-inflammatory agents, is limited by their potentially significant side effects. Traditional NSAIDs, such as aspirin, ibuprofen and indomethacin, are generally safer than corticosteroids for long-term use, but they too can cause significant side effects when used chronically. While the newer NSAIDs categorized as COX-2 inhibitors, for example Celebrex (developed by G.D. Searle & Co.) and Vioxx (developed by Merck & Co.), are potentially less prone to cause ulcers than are than traditional NSAIDs, they do not appear to be more effective for the relief of pain or inflammation.

      Although a major focus of pharmaceutical research for many years has been the development of safe, powerful anti-inflammatory and analgesic drugs with minimal adverse side effects, no such universally safe and efficacious drug has been developed. A variety of compounds are in preclinical and early clinical development, but it is not evident that an acceptable combination of efficacy and safety has yet been achieved.

The CT-3 Technology and its Applications

      We have proprietary rights to a group of compounds, one of which is currently designated "CT-3." Based upon the anti-inflammatory and analgesic properties exhibited in preclinical studies, we believe that this group of compounds may be potentially useful in the treatment of inflammation and pain. We also believe, based on preclinical studies, that this group of compounds has a reduced potential for side effects.

      Of these compounds, we are currently developing CT-3, a synthetic derivative of a metabolite of tetrahydrocannabinol, or "THC." Animal studies have shown that CT-3 lacks the ulcer-causing side effects of NSAIDs. Animal studies using dosages significantly higher than the anticipated therapeutic dose of CT-3 have indicated a lack of central nervous system side effects (psychoactivity), and we believe that CT-3 provides anti-inflammatory and analgesic effects without the psychoactive effects of THC. Several in vitro studies have indicated that CT-3 acts by inhibiting a number of cytokines (mediators of inflammation) and we believe this mechanism of action is potentially useful for treating inflammation. We also believe that it is not yet known whether this compound is more clinically effective than traditional NSAIDs, corticosteroids, COX-2 inhibitors and the variety of potential competitor compounds in late preclinical and early clinical development. Several in vivo studies have tested the analgesic activity of CT-3 and the data available, to date, indicate that CT-3 could be as potent an analgesic as morphine. Furthermore, we believe the pain relief provided by CT-3 would not be accompanied by the adverse effects associated with morphine, such as constipation and the risk of becoming addicted. In addition, tests in an in vivo model of rheumatoid arthritis have shown CT-3 to have significant anti-inflammatory effects, including the potential to reduce the amount of joint destruction caused by rheumatism. The preliminary data on CT-3 makes it an attractive candidate for development as an anti-inflammatory agent and an analgesic agent that potentially lacks the major side effects of traditional NSAIDs, corticosteroids and narcotics. Initially, we plan to develop an oral formulation of CT-3 as a treatment for acute pain and possibly acute inflammation. Later in the development process, we will study the long-term use of CT-3 for pain and inflammation.

Research and Development Activities

      Atlantic is developing CT-3 as the lead compound in the series of patented compounds. CT-3 has been tested in many pre-clinical in vitro and in vivo studies to profile its potential activity and to evaluate its usefulness in treating medical conditions. This evaluation process is continuing with a focus on analgesic and anti-inflammatory processes. The results of these studies have been promising thus far. CT-3 was tested in an animal model of addiction in 1999 and did not demonstrate addictive properties.

      We completed in 1999 a toxicology program required for entry into clinical trials. The results of the toxicity studies indicate that CT-3 poses a very low risk of unwanted effects in humans. We therefore plan to hold the first clinical trial in Europe during the second quarter of 2000. We believe it is important that we conduct Phase I studies to determine CT-3's potential for detrimental central nervous system effects. The first trial will specifically address CT-3's potential to produce central nervous system effects resembling those of THC.

      In addition to pursuing clinical trials in Europe, Atlantic will file an Investigational New Drug application, or "IND," with the FDA for CT-3 by early in the second quarter of 2000. The design of the complete clinical program will require additional toxicology testing and formulation development prior to beginning large-scale clinical trials.

Competition

      The market for the treatment of pain and inflammation is large and highly competitive. Several multinational pharmaceutical companies currently have many popular products in this market and many companies have active research programs to identify and develop more potent and safer anti-inflammatory and analgesic agents. One notable area of research is in the development of "COX-2 inhibitors" that are claimed to be safer to the stomach than available NSAIDs. (COX-2 inhibition is not considered a significant contributor to the mechanism of action of CT-3; in vitro studies have shown very weak COX-2 inhibition.) Two COX-2 inhibitor compounds have recently received FDA approval and several others are in various stages of clinical development. We believe that the potential advantages of CT-3 make it worth developing, and that if we succeed, CT-3 could become a significant new agent in the treatment of pain and inflammation.

      We are in the process of identifying one or more strategic partners to assist in clinical development, regulatory approval filing, manufacturing and/or marketing of CT-3. We anticipate signing a contract by early in the second quarter of 2000 to begin Phase I clinical trials.

Proprietary Rights

      We have an exclusive worldwide license to three U.S. patents, a provisional U.S. patent application and corresponding foreign applications covering a group of compounds, including CT-3. The licensor is Dr. Sumner Burstein, a professor at the University of Massachusetts. This license extends until the expiration of the underlying patent rights. The primary U.S. patent expires in 2012. We have the right under this license to sublicense our rights under the license. The license requires that we pay royalties to Dr. Burstein based on sales of products and processes incorporating technology licensed under the license, as well as a percentage of any income derived from any sublicense of the licensed technology. Furthermore, pursuant to the terms of the license, we must satisfy certain other terms and conditions in order to retain the license rights. If we fail to comply with certain terms of the license, our license rights under the license could be terminated.

Gemini and the 2-5A Antisense Technology

      Gemini is developing a novel antisense technology that combines the 2'-5' oligoadenylate (2-5A) complex with standard antisense compounds to form a chimeric molecule (the "2-5A Chimeric Antisense Technology"). Two of the key components of the 2-5A system are 2-5A, a short oligoadenylate, and 2-5A dependent ribonuclease L (RNaseL), an enzyme found in most human cells. RNaseL becomes selectively activated after interacting with a 2-5A antisense chimerain the target cell. RNaseL then rapidly and selectively degrades the target RNA in the target cell.

      The catalytic properties of the 2-5A Chimeric Antisense Technology increase the rate at which a targeted RNA molecule is degraded. We believe that the specificity and the catalytic properties of the 2-5A Chimeric Antisense Technology represent an improvement over existing antisense therapeutics under development by other companies. In addition, we believe that our 2-5A Chimeric Antisense Technology may be useful when combined with selected antisense therapeutics under development by third parties.

Background

      Proteins carry out physiological functions of humans and microorganisms. For example, in infectious diseases, proteins of invading organisms mediate the infectious process, and in many malignancies, it is the presence of a defective/abnormal protein that causes a cell's abnormal growth. The instructions to produce all of the proteins in the human body are stored in the cell nuclei in the form of deoxyribonucleic acid ("DNA"). DNA contains the information that is the blueprint for protein molecules. In order to produce a protein, a cell must first copy the relevant information in the DNA into a messenger ribonucleic acid ("mRNA") molecule (a process known as transcription). Such information is conveyed by the precise sequence of the nucleotide chain comprising the mRNA molecule. Once the information is transcribed into a mRNA molecule, it is transported out of the cell's nucleus into the cytoplasm, where a process known as translation uses the information encoded by the mRNA to synthesize a protein. Like cells in the human body, viruses use DNA and RNA as their genetic material. Therefore, viruses could theoretically be stopped by targeting their genetic material with the use of specific antisense therapeutic agents.

      One of the key properties of short nucleotide chains ("oligonucleotides") is the ability of complementary sequences ("sense" and "antisense") to bind to each other. This process is highly specific, with the specificity largely being determined by the sequence of the oligonucleotides involved.

      The use of antisense molecules as therapeutics is a relatively new and experimental concept. Generally, antisense therapeutics alter the production of disease-causing proteins. They do so by binding specifically to targeted strands of mRNA or viral genomic RNA (the "sense"). In many pathological conditions, it is the information encoded by the mRNA (or genomic RNA) that is utilized to synthesize proteins involved in the causation and even the perpetuation of a disease. By utilizing the sequence of the target RNA, an antisense molecule (an "antisense oligonucleotide") capable of binding to the target RNA can be designed. The effect of this binding is to block the ability of the RNA to produce disease-causing proteins. The antisense that is bound to the RNA may directly impair the translation of the RNA into protein, or it may promote RNA degradation by attracting cellular enzymes known as ribonucleases (RNases) that cleave RNA. To date, only one such therapeutic has been approved by the FDA but several dozen antisense compounds are being utilized in human clinical trials by other companies and we expect that one or more of those companies will apply to the FDA for marketing approval within the next several years.

Research and Development Activities

      We are currently considering strategies to maximize the potential of the 2-5A Chimeric Antisense Technology. We have conducted research at our own laboratory facilities and have sponsored research at the National Institutes of Health (the "NIH") focusing on two main objectives: (1) to advance basic research with the 2-5A Chimeric Antisense Technology in order to improve the knowledge base of the technology, efficiency of synthesis and to potentially increase its broad-potential ("platform") clinical utility and (2) to develop a potential lead product candidate for the treatment of Respiratory Syncytial Virus ("RSV") infection. Research to date has been conducted primarily in in vitro systems and has included studies of infectious diseases (RSV, herpes, human immunodeficiency virus), certain cancers (chronic myelogenous leukemia, glioblastoma), conditions modulated by 5-alpha reductase and dihydrotestosterone receptors (acne and androgenic alopecia) and aspects of the interferon pathway that are mediated by PKR (a protein kinase enzyme).

      Based on these data, we decided to initially focus more of our efforts on studies of RSV and telomerase, an enzyme believed to be critical for the growth and survival of some cancers. Data collected to date indicate that the molecule to be tested has greater in vitro potency than Ribavarin, one of two FDA-approved treatments for RSV infections (the other treatment is a monoclonal antibody recommended for use in high-risk infants only) and were published in The Proceedings of the National Academy of Sciences, a peer-reviewed research journal. The current molecule has also been shown to be stable against degradative enzymes and is capable of being absorbed into lung tissue when administered in a droplet formulation. The next step in development would be to conduct an in vivo proof-of-principle study, preferably in primates. We are currently exploring optimal manufacturing processes to produce sufficient quantities needed in an in vivo study. We anticipate, but we can give no assurance, that such a study would establish proof-of-efficacy in primates. Further in vivo studies will likely be necessary to firmly establish optimal dosing regimens. The lead compound against telomerase demonstrated convincing proof-of-concept in a limited in vivo (nude mice) model where human glioblastoma (the most common form of primary brain cancer) cells were transplanted into the animals. The data were subsequently published in Oncogene, a peer-reviewed journal dedicated to cancer research.

      We believe that the current focus of our antisense program on primate-oriented RSV will allow us to more effectively pursue corporate partnerships to further the development of the 2-5A antisense technology. If we can complete such a partnership, the research and development of the technology may be expanded into some of the aforementioned and additional areas of potential clinical use.

Competition

      Several biotechnology companies focus primarily on antisense technology and a number of multinational pharmaceutical companies have active research programs and/or collaborations in the area of antisense technology. We believe that these companies are potential partners rather than competitors, as data generated to date show that the 2-5A Chimeric Antisense Technology could, within collaborative arrangements, be used to boost the effectiveness of products from other companies. The 2-5A antisense technology acts to destroy targeted proteins by recruiting the natural enzyme RNase L. Other companies are developing products that recruit a related, but less adaptable enzyme, RNase H. We believe that the use of the RNase L enzyme will lead to greater effectiveness in a wide range of applications and will be easier to adapt to current and future scientific developments.

      Antisense technology is still an experimental treatment and, to date, only one antisense product has been approved by the FDA or other regulatory agencies for clinical use.

Proprietary Rights

      We have an exclusive worldwide sublicense from the Cleveland Clinic Foundation (the "Cleveland License") to a U.S. patent and related patent applications as well as corresponding foreign applications relating to 2-5A Chimeric Antisense Technology and its use for selective degradation of targeted RNA. The rights exclusively licensed to Gemini include rights obtained by the Cleveland Clinic through an interinstitutional agreement with the NIH, the co-owner of the patent rights. The Cleveland License extends until the expiration of the underlying patent rights. The Cleveland License provides for payment of royalties by Gemini to the Cleveland Clinic based on sales of products and processes incorporating technology licensed under the Cleveland License. A percentage of any income derived from any sublicense of the licensed technology will be paid to the Cleveland Clinic. Pursuant to the terms of the Cleveland License, Gemini must satisfy other terms and conditions in order to retain its license rights thereunder. A failure by the Cleveland Clinic to discharge its obligations to the NIH under the interinstitutional agreement, including an obligation by the Cleveland Clinic and Gemini to take effective steps to achieve practical application of the licensed technology, could cause the termination of the Cleveland License and, in turn, our access to the technology.

Channel Therapeutics, Inc.

      Channel Therapeutics, Inc., a wholly-owned subsidiary of Atlantic, was the licensee under several patents and related patent applications covering the use of polyanionic cyclodextrins and their derivatives for the treatment and prevention of restenosis and late vein graft failure, two pathological conditions involving smooth muscle cell proliferation and migration. After an extensive review, we decided that while this technology had advanced under our direction, moving the technology to a clinical stage would have cost more money than we were willing to commit. Consequently, we have, pursuant to an agreement dated August 25, 1999, among Atlantic, Channel and the Trustees of the University of Pennsylvania, terminated the license agreement granting us rights to this technology. Pursuant to this termination agreement, Atlantic and Channel, on the one hand, and the University of Pennsylvania, on the other hand, released each other from any further obligations under the license agreement, and we paid the University of Pennsylvania a portion of the patent costs for which it was seeking reimbursement under the license agreement. Our terminating this license agreement has allowed us to focus our resources on technologies that offer significantly greater potential for near-term development and corporate partnerships.

Our Diversification Strategy

      After considerable deliberation, our board of directors determined early in 2000 that it would be in the best interest of Atlantic and its stockholders to adopt a broader approach in selecting technologies to develop, and to consider investing in electronic infrastructure, software and communication technologies.

      Consistent with this approach, effective March 21, 2000, Atlantic's name was changed from "Atlantic Pharmaceuticals, Inc." to its current name.

      This broader approach is reflected in our entry into a letter of intent dated March 17, 2000, to acquire preferred stock representing a 35% ownership interest in a privately-held company that is currently developing next-generation high-speed fiber optic communications technologies.

      This company is developing what Atlantic believes would be the world's fastest fiber optic transceiver. This groundbreaking technology is theoretically capable of time division multiplexing, or "TDM," digital data transmission speeds exceeding a Terabit, or a million million bits, per second on a single fiber optic channel, and is expected to be fully compatible with state-of-the-art dense wave division multiplexing methods, or "DWDM." By contrast, the newest state-of-the-art transceivers being introduced this year are capable of TDM digital data transmission speeds of 40 Gigabits, or one thousand million bits, per second on a single fiber optic channel, which is close to their theoretical electronic switching limit and 25 times slower than the proposed Terabit-per-second transceiver. This technology is protected by two issued U.S. patents, and several pending U.S.

and international patent applications.

      The purchase price for our ownership interest is $5 million in cash, 200,000 shares of our common stock and a warrant to purchase 200,000 shares of our common stock. Taking into account the cash purchase price and the value of the common stock at the signing of the letter of intent, we value this deal at $6,795,000. The closing of this transaction, which is scheduled to occur in May 2000, is subject to our being satisfied with the results of our due diligence investigation, and is also subject to waiver by certain stockholders of the company of their right to have their shares represent a fixed ownership interest, regardless of future issuances of capital stock.

      Of the $5 million cash portion of the purchase price, we have paid $250,000 into escrow, to be released once we have received the stockholder waivers referred to above. A further $750,000 is payable at closing, with the remainder payable in four quarterly installments of $1 million. If after closing we elect not to pay the balance of the cash purchase price, our ownership interest in the company would be reduced proportionately. The warrant would have a term of three years, and would be exercisable at $8.975 per share of common stock, but only if the market price per share of our common stock is $30 or more.

      We do not currently have the full amount of the cash purchase price. We could raise the necessary amount through exercise of warrants, debt or equity financing, or any combination thereof. It is, however, possible that we will not be able to raise the entire amount, which would result in a reduction in our ownership interest.

EMPLOYEES

      Atlantic currently has one employee, Dr. A. Joseph Rudick, our President. Optex has 12 full-time employees and two part time consultants; as it moves to fulfill its obligations under its agreement with Bausch & Lomb, it expects to increase the number of full-time employees to 24. Gemini currently has three full time employees.

FORWARD-LOOKING STATEMENTS

      The statements contained in this Annual Report on Form 10-KBS that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include the risks detailed below. We do not undertake to update any forward-looking statements.

RISK FACTORS

      Investing in our common stock is very risky, and you should be able to bear losing your entire investment. You should carefully consider the risks presented by the following factors.

     Our Financial Condition and Need for Substantial Additional Funding

Our future profitability is uncertain.

      We were incorporated in 1993, and we have incurred significant operating losses in each of our fiscal years since then. As of December 31, 1999, our accumulated deficit was $18,790,099. We have not completed developing any of our products or generated any product sales. All of our technologies are in the research and development stage, which requires substantial expenditures. Our operating revenue of $3,759,511 from inception through December 31, 1999 consists of up-front and milestone payments and development revenue, including a profit component, by Bausch & Lomb in connection with development of the Catarex device, and a government grant. Except for additional milestone payments, which we do not anticipate receiving until 2001 at the earliest, and further development revenue from Bausch & Lomb, we do not expect to generate any additional revenues in the near future. It is possible that we may not receive any additional payments from Bausch & Lomb. We expect to incur significant operating losses over the next several years, primarily due to continued and expanded research and development programs, including preclinical studies and clinical trials for our products and technologies under development, as well as costs incurred in identifying and, possibly, acquiring, additional technologies.

We will need additional funding, and it may not be available.

      As of December 31, 1999, we had cash, cash equivalents and short-term investment balances of approximately $3,473,321. We will require substantial additional resources to continue to develop and test our potential products, to obtain regulatory approvals, to manufacture and commercialize any products that we may develop, and to license new technologies.

      We will need to obtain additional funding through public or private equity or debt financings, through collaborative arrangements or from other sources (including exercise of the warrants we have issued giving the holder the right to purchase shares of our capital stock for a stated exercise price). Additional financing sources may not be available on acceptable terms, if at all. If adequate funds are not available, we may need to reduce significantly our spending and delay, scale back or eliminate one or more of our research, discovery or development programs.

                                Our Operations

We depend on others to conduct clinical development, obtain regulatory approvals, and manufacture and commercialize our technologies.

      We do not have the resources to directly conduct full clinical development, obtain regulatory approvals, manufacture or commercialize any of our proposed products and we have no current plans to acquire such resources. Our subsidiary, Optex, is party to a license and development agreement with Bausch & Lomb, and we anticipate that we may enter into additional collaborative agreements for the research and development, clinical testing, seeking of regulatory approval, manufacturing or commercialization of our proposed products. In addition, collaborative agreements we do enter into could limit our control over the resources devoted to these activities as well as our flexibility in considering alternatives for the commercialization of the products involved.

We may not succeed in developing commercially viable products.

      To be profitable, we must, alone or with others, successfully commercialize our technologies. They are, however, in early stages of development, will require significant further research, development and testing, and are subject to the risks of failure inherent in the development of products based on innovative or novel technologies. Each of the following is possible with respect to any one of our products:

o that we will not be able to maintain our current research and development schedules;

o that, in the case of one of our pharmaceutical technologies or the Catarex device, we will not be able to enter into human clinical trials because of scientific, governmental or financial reasons, or encounter problems in clinical trials that will cause us to delay or suspend development of one of;

o     that it will be found to be ineffective or unsafe;

o     that it will fail to meet applicable regulatory standards; or

o     that it will fail to obtain required regulatory approvals.

      Similarly, it is possible that, for the following reasons, we may be unable to commercialize any given technology, even if it is shown to be effective:

o     it is uneconomical;

o in the case of one of our pharmaceutical technologies or the Catarex device, its is not eligible for third-party reimbursement from government or private insurers;

o     others hold proprietary rights that preclude us from commercializing it;

o     others have brought to market equivalent or superior products;

o     others have superior resources to market similar products or technologies;
      or

o it has undesirable or unintended side effects that prevent or limit their commercial use.

Our ability to compete will suffer if we are unable to protect our patent rights and trade secrets or if we infringe the proprietary rights of third parties.

      Our success will depend to a large extent on our ability to obtain U.S. and foreign patent protection for drug candidates and processes, preserve trade secrets and operate without infringing the proprietary rights of third parties.

      To obtain a patent on an invention, one must be the first to invent it or the first to file a patent application for it. We cannot be sure that the inventors of subject matter covered by patents and patent applications that we own or license were the first to invent, or the first to file patent applications for, those inventions. Furthermore, patents we own or license may be challenged, infringed upon, invalidated, found to be unenforceable, or circumvented by others, and our rights under any issued patents may not provide sufficient protection against competing drugs or otherwise cover commercially valuable drugs or processes.

      We seek to protect trade secrets and other unpatented proprietary information, in part by means of confidentiality agreements with our collaborators, employees, and consultants. If any of these agreements is breached, we may be without adequate remedies. Also, our trade secrets may become known or be independently developed by competitors.

Government regulations may prevent us from commercializing one or more of our technologies, or may delay commercialization or make it more expensive.

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

      Data obtained from preclinical and clinical activities are susceptible to varying interpretations. This could delay, limit or prevent regulatory approval. Even if regulatory approval of a product is granted, limitations may be imposed on the indicated uses of a product. Further, later discovery of previously unknown problems with a product may result in added restrictions on the product, including withdrawal of the product from the market. Any delay or failure in obtaining regulatory approvals would materially and adversely affect our business, financial condition and results of operations.

      A drug and medical device manufacturer (either us or one of our third-party manufacturers) must conform to Good Manufacturing Practices, or "GMP," regulations, which the FDA enforces strictly through their facilities inspection programs. Contract manufacturing facilities must pass a pre-approval inspection of their manufacturing facilities before the FDA will approve a New Drug Application, or "NDA." Certain material manufacturing changes that occur after approval are also subject to FDA review and clearance or approval. FDA or other regulatory agencies may not approve the process or the facilities by which any of our products may be manufactured. Our dependence on others to manufacture our products may adversely affect our ability to develop and deliver products on a timely and competitive basis. If we are required to manufacture our own products we will be required to build or purchase a manufacturing facility, will be subject to the regulatory requirements described above, to similar risks regarding delays or difficulties encountered in manufacturing any such products and will require substantial additional capital. We may be unable to manufacture any such products successfully or in a cost-effective manner.

      The FDA's policies may change and additional government regulations and policies may be instituted, both of which could prevent or delay regulatory approval of our potential products. Moreover, increased attention to the containment of health care costs in the U.S. could result in new government regulations that could materially and adversely affect our business. We are unable to predict the likelihood of adverse governmental regulations that could arise from future legislative or administrative action, either in the U.S. or abroad.

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

We depend upon our key license agreements.

      With the exception of the Catarex technology, we have licensed our proprietary technology from others. If we do not meet our financial, development or other obligations under our license agreements in a timely manner, we could lose the rights to some or all of our proprietary technologies, which could materially and adversely affect our business and financial condition and results of operations. In addition, our rights to 2-5A are contingent on the Cleveland Clinic upholding its obligations to the National Institutes of Health with respect to 2-5A. We could lose our rights to 2-5A if the Cleveland Clinic fails to properly discharge its obligations to the National Institutes of Health.

We carry only a limited amount of product liability insurance.

      If we develop and commercialize any products, through third-party arrangements or otherwise, we may be exposed to product liability claims. We intend to carry product liability insurance when we initiate the Phase I study of CT-3. Some of our license agreements require us to obtain product liability insurance when we begin clinical testing or commercialization of our proposed products and to indemnify our licensors against product liability claims brought against them as a result of the products developed by us. We may not be able to obtain such insurance at all, in sufficient amounts to protect us against such liability or at a reasonable cost. None of our licensors has made, nor is expected to make, any representations to us as to the safety or efficacy of the inventions covered by the license agreements or as to any products which may be made or used under rights granted therein. In addition, Optex is required to indemnify Bausch & Lomb for certain matters under the terms of their development and license agreement. Product liability claims brought against us or a party that we are obligated to indemnify could materially and adversely affect our business, financial condition and results of operations.

Any breach by us of environmental regulations could result in our incurring significant costs.

      Federal, state and local laws, rules, regulations and policies govern our use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. Although we believe that we have complied with these laws and regulations in all material respects and have not been required to take any action to correct any noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. In addition, our research and development activities involve the controlled use of hazardous materials and we cannot eliminate the risk of accidental contamination or injury from these materials, although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations. In the event of an accident, we could be held liable for any resulting damages and we do not have insurance to cover this contingency.

We may ultimately not consummate our proposed acquisition, or may end up acquiring a reduced ownership interest.

      We have signed a letter of intent to acquire preferred stock representing a 35% ownership interest of a privately-held company that is developing certain fiber optic technology. See "Business--Atlantic and Its Subsidiaries--Our Diversification Strategy." This acquisition is, however, subject to our being satisfied with the results of our due diligence investigation, and is also subject to waiver by certain stockholders of the company of their right to have their shares represent a fixed ownership interest, regardless of future issuances of capital stock. Also, we do not currently have the full amount of the cash purchase price. We intend to raise the necessary capital through debt or equity financing, or a combination of both. It is, however, possible that we will not be able to raise the required amount. If the acquisition closes, and we are unable to raise the full amount of the cash purchase price, our ownership interest would be proportionately reduced.

                                Our Securities

Holders of our Series A preferred stock have rights superior to those of the holders of our common stock.

      Holders of shares of our outstanding Series A preferred stock can convert each share into 3.27 shares of our common stock without paying any cash to us. The conversion price of the Series A preferred stock is $3.06 per share. Both the conversion rate and the conversion price may be adjusted in favor of the holders of the Series A preferred stock upon certain triggering events. Accordingly, the number of shares of common stock that holders of the Series A preferred stock receive upon conversion may increase, which could adversely affect the prevailing market price of our other securities.

      In addition, each February 7th and August 7th we are obligated to pay dividends, in arrears, to the holders of the Series A preferred stock, and the dividends consist of 0.065 additional shares of Series A preferred stock for each outstanding share of Series A preferred stock. Our obligation to issue additional shares of Series A preferred stock without payment of any cash to us could adversely affect the prevailing market price of our other securities.

      If we are liquidated, sold to or merged with another entity (and we are not the surviving entity after the merger), we will be obligated to pay the holders of the Series A preferred stock a liquidation preference of $13.00 per share before any payment is made to the holders of the common stock. After payment of the liquidation preference, we might not have any assets remaining to pay the holders of the common stock. The liquidation preference could adversely affect the market price of our other securities.

      We need to obtain the approval of a supermajority (66.67%) of the outstanding shares of the Series A preferred stock, voting separately as a class, to approve certain actions that we may wish to take. Accordingly, if we are unable to obtain the required approval on a timely basis from the holders of the Series A preferred stock, our ability to conduct business may be impaired.

      The holders of the Series A preferred stock have rights in addition to those summarily described above. A complete description of the rights of the Series A preferred stock is contained in the Certificate of Designations for the Series A preferred stock filed with the Secretary of State of the State of Delaware and attached hereto as an exhibit.

Our capitalization structure may adversely affect the price of our common stock and impede our ability to obtain additional funding.

      As of December 31, 1999, our outstanding convertible securities (other than those relating to the Series A preferred stock), both vested and unvested, were convertible into 4,017,950 shares of common stock at prices ranging from $1.00 to $10.00 per share. As of December 31, 1999, there were outstanding 610,088 shares of Series A preferred stock and warrants to purchase 117,195 shares of Series A preferred stock, which may be converted into shares of common stock at a conversion rate of 3.27 shares of common stock for each share of Series A preferred stock. Exercise of these convertible securities or conversion of the Series A preferred stock into shares of common stock may adversely affect the market price of the common stock as well as the market price of our publicly-traded warrants.

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

Our redeeming the redeemable warrants could cause holders to exercise their warrants at an inopportune time, or result in holders forfeiting their right to exercise their warrants.

      Under certain conditions, we may redeem our redeemable warrants. If we state our intention to do so, that could encourage holders to exercise their redeemable warrants and pay the exercise price at a time when it may be disadvantageous for them to do so, to sell their redeemable warrants at the current market price when they might otherwise wish to hold their redeemable warrants, or to accept the redemption price, which may be substantially less than the market value of the redeemable warrants at the time of redemption. Holders of redeemable warrants will automatically forfeit their rights to purchase the shares of common stock issuable upon exercise of the redeemable warrants unless the redeemable warrants are exercised before they are redeemed.

The value of our redeemable warrants may suffer if a prospectus covering the underlying shares of common stock is not kept effective and current or if the underlying shares are not registered in those states in which the securities are to be offered.

      A holder of any of our redeemable warrants has the right to exercise them for the purchase of shares of common stock only if we have filed with the Commission a current prospectus covering the resale of the shares of common stock issuable upon exercise of the redeemable warrants and only if the resale of the shares of common stock has been registered or qualified, or is deemed to be exempt from registration or qualification under the securities laws of the state of residence of the holder of the redeemable warrant. We have filed and have undertaken to keep effective and current a prospectus permitting the purchase and sale of the common stock underlying the redeemable warrants, but we cannot assure you that we will be able to keep the prospectus effective and current. Although we intend to seek to qualify for sale the resale of the shares of common stock underlying the redeemable warrants in those states in which the securities are to be offered, no assurance can be given that this qualification will occur. The redeemable warrants may be deprived of any value if a prospectus covering the shares of common stock issuable upon the exercise thereof is not kept effective and current or if the underlying shares are not, or cannot be, registered in the applicable states.

Delisting from Nasdaq and the resulting market illiquidity could adversely affect our ability to raise funds.

      Although our common stock, redeemable warrants and the units offered in our initial public offering are quoted on the Nasdaq SmallCap Market, continued inclusion of those securities on Nasdaq will require the following:

o     that we maintain at least $2,000,000 in net tangible assets;

o that the minimum bid price for the common stock be at least $1.00 per share;

o that the public float consist of at least 500,000 shares of common stock, valued in the aggregate at more than $1,000,000;

o     that the common stock have at least two active market makers;

o     that the common stock be held by at least 300 holders; and

o     that we adhere to certain corporate governance requirements.

      If we are unable to satisfy these maintenance requirements, our securities may be delisted from Nasdaq. The risk of our being delisted will increase in the event we close our proposed acquisition of a 35% ownership interest in a privately-held company that is currently developing next-generation high-speed fiber optic communications technologies. See "Business--Atlantic and Its Subsidiaries--Our Diversification Strategy."

      If we were to be delisted, trading, if any, in the securities would thereafter be conducted in the over-the-counter market in the "pink sheets" or the National Association of Securities Dealers' "Electronic Bulletin Board." Consequently, the liquidity of our securities could be materially impaired, not only in the number of securities that could be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us, which could result in lower prices for our securities than might otherwise be attained and could also result in a larger spread between the bid and asked prices for our securities. In addition, if our securities were delisted it could materially and adversely affect our ability to raise funding.

      In addition, if our securities are delisted from trading on Nasdaq and the trading price of our common stock is less than $5.00 per share, our common stock would be a "penny stock." Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the Commission. It provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. In the event our securities are delisted, the penny stock rules may make it difficult for you to sell your shares of our stock. Because of the rules, there is less trading in penny stocks. Also, many brokers choose not to participate in penny stock transactions.

Our securities are relatively illiquid compared to securities traded on the principal trading markets.

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

Our stock price has been and may continue to be volatile.

      The securities markets have, from time to time, experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies or industries. Thus, the market price of our securities, like the stock prices of many publicly traded biotechnology and smaller companies, has been and may continue to be especially volatile. Announcements regarding technological innovations, regulatory matters, new commercial products by us or our competitors, developments or disputes concerning patent or proprietary rights, publicity regarding actual or potential medical results relating to products under development by us or our competitors, regulatory developments in both the U.S. and foreign countries, public concern as to the safety of pharmaceutical products and economic and other external factors, as well as continued operating losses by us and period-to-period fluctuations in our financial results may have a significant impact on the market price of our securities.

Item 2.     Description of Property

      During 1999, Atlantic's executive offices were relocated from Raleigh, North Carolina to New York City. On February 1, 2000, we moved into new offices at 150 Broadway Avenue, Suite 1009, New York, New York 10038. The lease for this space is for a term of two years with a monthly lease payment of $967.

      Optex leases space at 27452 Calle Arroyo, San Juan Capistrano, California 92675. The lease, which commenced August 1999, is for a term of three years with a monthly lease payment of $5,598. Optex has also leased space at the same location commencing November 2000 for a term of one year, with a monthly lease payment of $7,623.

      Gemini leases space at 11000 Cedar Avenue, Cleveland, Ohio 44106. The lease, which commenced October 1, 1997, is for a term of three years with a monthly lease payment of $1,871.

      We believe that our existing facilities are adequate to meet its current requirements and that our existing insurance coverage adequately covers its interest in its leased spaces. We do not own any real property.

ITEM 3.     LEGAL PROCEEDINGS

      There are no current or pending legal proceedings to which Atlantic or any of its subsidiaries is a party or to which any of their properties is subject other than the following.

Litigation Brought by Christopher R. Richied

      On May 13, 1999, Christopher R. Richied filed suit against a group of defendants, including Atlantic, in the U.S. District Court for the Southern District of New York. This lawsuit is described in our Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1999 and September 30, 1999.

      The parties are currently engaged in factual and expert-related discovery. Atlantic and all other defendants in this action are being jointly represented by the Wilmington, Delaware office of the law firm Skadden, Arps, Slate,

Meagher & Flom LLP. We believe that the asserted claims are without merit and intend to defend vigorously the action instituted by the plaintiff. We further believe that the outcome of this suit will not be material to us.

Settlement of Litigation Brought by Stephen R. Miller and Margaret A. Schalk

      Pursuant to a settlement agreement dated January 22, 2000, we settled the litigation brought against us by Stephen R. Miller and Margaret A. Schalk. This lawsuit is more fully described in Atlantic's Quarterly Reports on Form 10-QSB for the quarterly periods ended June 30, 1999 and September 30, 1999. In exchange for a full release, we made a lump-sum settlement payment of $77,083.30 and $56,250 to Dr. Miller and Ms. Schalk, respectively, plus an aggregate of $26,000 in payment of their legal fees. These amounts equal less than the severance payments provided for in Dr. Muller's and Ms. Schalk's offer letters, which in the aggregate would have amounted to $138,750, in the case of Dr. Miller, and $101,250, in the case of Ms. Schalk. In the lawsuit we maintained that we would, in connection with our closing of the Raleigh, North Carolina office, have made the severance payments required under the offer letters if Dr. Miller and Ms. Schalk had not, in our view, terminated their employment voluntary.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

      Our common stock listed on the Nasdaq SmallCap Market. The following table sets forth the high and low closing price for our common stock as quoted, in U.S. dollars, by Nasdaq during each quarter within the last two fiscal years:

                   ===========================================
                     Quarter Ended         High       Low
                   ===========================================
                    March 31, 1998        $6.75       $4.875
                   -------------------------------------------
                    June 30, 1998         $7.81       $3.813
                   -------------------------------------------
                    September 30,1998     $4.813      $1.438
                   -------------------------------------------
                    December 31, 1998     $1.969      $1.25
                   -------------------------------------------
                    March 31, 1999        $2.625      $1.375
                   -------------------------------------------
                    June 30, 1999         $1.75       $1.125
                   -------------------------------------------
                    September 30, 1999    $2.25       $1.188
                   -------------------------------------------
                    December 31, 1999     $1.875      $1.313
                   ==========================================

      The number of holders of record of our common stock as of March 22, 2000 was 117. The number of beneficial stockholders of our common stock as of January 21, 2000 was 1,236.

      We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future. The Certificate of Designations for our Series A preferred stock provides that we may not pay dividends on our common stock unless a special dividend is paid on our Series A preferred stock.

Item 6. Management's Discussion and Analysis OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We were incorporated in Delaware on May 18, 1993 and commenced operations on July 13, 1993. We are engaged in the development of biomedical and pharmaceutical products and technologies. We have rights to three technologies which we believe may be useful in the treatment of a variety of diseases, including cancer, infectious disease, ophthalmic disorders, pain and inflammation. Our existing products and technologies under development are each held either by us or our subsidiaries. We have been unprofitable since inception and expect to incur substantial additional operating losses over the next several years. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

1999 Versus 1998

      From the commencement of operations through December 31, 1999, we have generated $3,759,511 of revenue.

      During 1999, Optex's agreement with Bausch & Lomb was amended to include a profit component. Fees earned from the date of the amendment, are presented in our financial statements as development revenue. Prior to the date of the amendment in September 1999, reimbursements from Bausch & Lomb were treated as a reduction of expenses and totaled $2,276,579 since the inception of the Bausch & Lomb agreement. Reimbursements made under the Bausch & Lomb agreement in 1999 reduced our research and development expenses by $1,044,708 and general and administrative expenses by $184, 360. Net general and administrative expenses for the year ended December 31, 1999 were $1,823,915 as compared to $2,668,508 for the corresponding period in 1998, and consisted primarily of expenses associated with corporate operations, legal, finance and accounting, human resources and other general operating costs. The primary reason for this decrease in 1999 was attributable to a general reduction in corporate overhead associated with reduced corporate staffing, patent prosecution fees, advertising and travel expenses.

      Research and development expenditures consist primarily of costs associated with research and development personnel; the costs to operate our research and development laboratories; payments made under our license agreements, sponsored research agreements, research agreements with institutes and consultants' agreements to its licensors, its scientific collaborators, research institutes and its consultants; and costs related to patent filings and maintenance. Research and development expenses, inclusive of license fees, were $1,957,299 for the year ended December 31, 1999 as compared to $3,036,355 for the corresponding period in 1998. These amounts are net of reimbursements from Bausch & Lomb of $1,044,708 in 1999 and $899,936 in 1998. The decrease in research and development expenses in 1999 was attributable to reduced research and development activities for all of our technologies except for the Catarex technology being developed by Optex, with respect to which increased development work was offset by higher reimbursement from Bausch & Lomb. The reduction in activity also included the termination of the license agreement between Channel and the Trustees of the University of Pennsylvania. We anticipate initiating a clinical Phase I study by early in the second quarter of 2000 for the further development of our CT-3 compound. Additionally, development activity at Optex will continue as planned during the year 2000.

      Interest income in 1999 was $292,630 compared to $451,335 in 1998. The decrease was attributable to less investment amounts.

1998 Versus 1997

      In accordance with the Bausch & Lomb Agreement, Bausch & Lomb reimbursed Optex in the amount of $1,047,511 for Optex's costs related to the development of the Catarex technology and incurred since the date of the Agreement. This reimbursement reduced our research and development expenses by $899,936 and general and administrative expenses by $147,575.

      General and administrative expenses for the year ended December 31, 1998 were $2,816,083 (net general and administrative expense was $2,668,508 after deduction of the Bausch & Lomb reimbursement in the amount of $147,575) as compared to $2,838,331 for the corresponding period in 1997, and consisted primarily of expenses associated with corporate operations, legal, finance and accounting, human resources and other general operating costs. In connection with the resignation of the former Chief Executive Officer and President, Jon D. Lindjord, we recognized an expense for fiscal 1998 of $140,833 for severance pay in the form of six months of salary continuation during fiscal 1999.

      Research and development expenditures consist primarily of the costs of research and development personnel; the costs to operate our research and development laboratories; payments made under our license agreements, sponsored research agreements, research agreements with institutes and consultants' agreements to our licensors, our scientific collaborators, research institutes and our consultants; and costs related to patent filings and maintenance. Research and development expenses, inclusive of license fees, were $3,936,291 (net research and development expense was $3,036,355 after deduction of the Bausch & Lomb reimbursement in the amount of $899,936) for the year ended December 31, 1998, as compared to $2,560,584 for the corresponding period in 1997.

      Our cumulative net loss since inception through December 31, 1999, was $18,790,099.

LIQUIDITY, CAPITAL RESOURCES AND PLAN OF OPERATIONS

      Our available working capital and capital requirements will depend upon numerous factors, including progress of our research and development programs; progress and cost of ongoing and planned preclinical and clinical testing; timing and cost of obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; changes in our existing collaborative and licensing relationships; levels of resources that we devote to the development of manufacturing and commercializing capabilities; technological advances; status of competitors; our ability to establish collaborative arrangements with other organizations; our need to purchase additional capital equipment.

      We anticipate that our current resources, together with proceeds from the Bausch & Lomb agreement, will be sufficient to finance our currently anticipated needs for operating and capital expenditures for at least the next twelve months. In addition, we will attempt to generate additional capital through a combination of collaborative agreements, strategic alliances and equity and debt financing. However, we can give no assurance that we will be able to obtain additional capital through these sources or upon terms acceptable to us.

      In September 1999, the Bausch & Lomb agreement was amended to provide for an expanded role for Optex in development of the Catarex surgical device. Under the agreement as amended, Optex, in addition to the basic design work provided for in the original agreement, is required to deliver to Bausch & Lomb within a stated period Catarex devices for use in clinical trials, and is required to assist Bausch & Lomb in connection with development of manufacturing processes for scale-up of manufacture of the Catarex device. This increased role in the development of the Catarex device will expedite introduction of this innovative product in the marketplace.

      Additionally, Bausch & Lomb will reimburse Optex for all costs, including labor, professional services and materials, incurred by Optex in delivering those Catarex devices and performing manufacturing services, and will pay Optex a profit component based upon certain of those costs. Optex has budgeted at $8 million its costs for the work to be performed by it under the amendment; this would result in it receiving a total of $9.6 million from Bausch & Lomb pursuant to the amendment, $1.6 million of which would be profit.

      During 1999, we recorded development revenue from the amended agreement in the amount of $1,082,510.

      Until required for operations, our policy is to keep our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. government instruments and other investment-grade quality instruments.

      At December 31, 1999, we had $3,402,809 in cash and cash equivalents and working capital of $3,285,299. We are also obligated, and contingently obligated, under consulting and lease agreements to pay certain amounts in the future. See Note 12 of Notes to Consolidated Financial Statements.

      We are party to a letter of intent dated March 17, 2000, to acquire preferred stock representing a 35% ownership interest in a privately-held company that is currently developing next-generation high-speed fiber optic communications technologies. The purchase price for our ownership interest is $5 million in cash, 200,000 shares of our common stock and a warrant to purchase 200,000 shares of our common stock. The closing of this transaction, which is scheduled to occur in May 2000, is subject to our being satisfied with the results of our due diligence investigation, and is also subject to waiver by certain stockholders of the company of their right to have their shares represent a fixed ownership interest, regardless of future issuances of capital stock.

      Of the $5 million cash portion of the purchase price, we have paid $250,000 into escrow, to be released once we have received the stockholder waivers referred to above. A further $750,000 is payable at closing, with the remainder payable in four quarterly installments of $1 million. If after closing we elect to not to pay the balance of the cash purchase price, our ownership interest in the company would be reduced proportionately. The warrant would have a term of three years, and would be exercisable at $8.975 per share of common stock, but only if the market price of our common stock is $30 or more.

      We do not currently have the full amount of the cash purchase price. If the market price of our common stock permits it, we intend to redeem our redeemable warrants, which would encourage the holders to exercise the warrants, thereby providing us with capital that we could apply towards the cash purchase price. Alternatively, we could raise the necessary amount through debt or equity financing, or a combination of both. It is, however, possible that we will not be able to raise the required amount.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In December 1999, the staff of the Commission issued Staff Accounting Bulletin or "SAB" No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. We are in the process of evaluating this SAB and the effect it will have on our consolidated financial statements and current revenue recognition policy.

Item 7.     Financial Statements

            For a list of the financial statements filed as part of this report, see the Index to Financial Statements at page F-1.

Item 8.     Changes in and Disagreements with Accountants on Accounting and

            Financial Disclosure

      None.

                                   Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

      A. Joseph Rudick, M.D., 43, has been a Director of Atlantic since May 1999. He has also been the President of Atlantic and a founder of Atlantic and two of its majority-owned subsidiaries, Optex and Channel, since May 1999. Dr. Rudick served as a business consultant to Atlantic from January 1997 until November 1998. From June, 1994 until November 1998, Dr. Rudick was a Vice President of Paramount Capital, Inc. ("Paramount"), an investment bank specializing in the biotechnology and biopharmaceutical industries. Since 1988, he has been a Partner of Associate Ophthalmologists P.C., a private ophthalmology practice located in New York, and from 1993 to 1998 he served as a director of Healthdesk Corporation, a publicly-traded medical information company of which he was a co-founder. Dr. Rudick earned a B.A. in Chemistry from Williams College in 1979 and an M.D. from the University of Pennsylvania in 1983.

      Steve H. Kanzer, C.P.A., Esq., 36, has been a Director of Atlantic since its inception in 1993. Mr. Kanzer currently is a member of the Audit Committee and the Compensation Committee. Since December 1997, Mr. Kanzer has been President, Chief Executive Officer and a member of the board of directors of Corporate Technology Development, Inc., a private pharmaceutical research and development company based in New York. From 1992 until December 1998, Mr. Kanzer was a founder and Senior Managing Director of Paramount, and Senior Managing Director--Head of Venture Capital of Paramount Capital Investments, LLC ("Paramount Investments"), a biotechnology and biopharmaceutical venture capital and merchant banking firm that is associated with Paramount. From 1993 until June 1998, Mr. Kanzer was a founder and a member of the Board of Directors of Boston Life Sciences, Inc., a publicly-traded pharmaceutical research and development company. Mr. Kanzer is a founder and Chairman of the Board of Discovery Laboratories, Inc., and a member of the Board of Directors of Endorex Corp., two publicly-traded pharmaceutical research and development companies. Prior to joining Paramount, Mr. Kanzer was an attorney with Skadden, Arps, Slate, Meagher & Flom LLP in New York, New York from September 1988 to October 1991. He received his J.D. from New York University School of Law in 1988 and a B.B.A. in Accounting from Baruch College in 1985. In his capacity as employee and Director of other companies in the venture capital field, Mr. Kanzer is not required to present to Atlantic opportunities that arise outside the scope of his duties as a Director of Atlantic.

      Frederic P. Zotos, Esq., 34, has been a Director of Atlantic since May 1999. Mr. Zotos is Director of Due Diligence and Internal Legal Counsel of Licent Capital, LLC, an intellectual property royalty finance company located in Jericho, New York. From September 1998 until June 1999, Mr. Zotos practiced as an independent patent attorney and technology licensing consultant in Cohasset, Massachusetts. From December 1996 until August 1998, Mr. Zotos was Assistant to the President and Patent Counsel of Competitive Technologies, Inc., a publicly-traded technology licensing agency located in Fairfield, Connecticut. From July 1994 until November 1996, Mr. Zotos was an Intellectual Property Associate of Pepe & Hazard, a general practice law firm located in Hartford, Connecticut. He is Co-Chair of the Fairfield-Westchester and Chair of the New York City Chapters of the Licensing Executive Society, and a member of its Financial Markets Committee. Mr. Zotos is a registered patent attorney with the United States Patent and Trademark Office, and is also registered to practice law in Massachusetts and Connecticut. He earned a B.S. in Mechanical Engineering from Northeastern University in 1987, a joint J.D. and M.B.A. degree from Northeastern University in 1993, and successfully completed an M.S. in Electrical Engineering Prerequisite Program from Northeastern University in 1994.

      Peter O. Kliem, 61, has been a Director of Atlantic since March 21, 2000 and is a member of the Compensation Committee. Mr. Kliem is a co-founder, President and CEO of Enanta Pharmaceuticals, a Boston based biotechnology start-up. Prior to this start-up, he worked with Polaroid Corporation for 36 years, most recently in the positions of Senior Vice President, Business Development, Senior VP, Electronic Imaging and Senior VP and Director of Research & Development. During his tenure with Polaroid, he initiated and executed major strategic alliances with corporations in the U.S., Europe, and the Far East. Mr. Kliem also introduced a broad range of innovative products such as printers, lasers, CCD and CID imaging, fiber optics, flat panel display, magnetic/optical storage and medical diagnostic products in complex technological environments. He serves as trustee and vice president of the Boston Biomedical Research Institute and served as Chairman of PB Diagnostics. He is a member of the Board of Directors of the privately held company, Corporate Technology Development, Inc. In addition, he serves as Industry Advisor to TVM-Techno Venture Management. Mr. Kliem earned his M.S. in chemistry from Northeastern University.

      There are no family relationships among the executive officers or directors of Atlantic.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Atlantic's officers, directors and persons who are the beneficial owners of more than 10% of the Common Stock to file initial reports of ownership and reports of changes in ownership of the Common Stock with the Securities and Exchange Commission (the "Commission"). Officers, directors and beneficial owners of more than 10% of the Common Stock are required by Commission regulations to furnish Atlantic with copies of all Section 16(a) forms they file.

      Based solely on its review of the copies of such forms furnished to Atlantic and certain written representations that no other reports were required, Atlantic believes that, during the period from January 1, 1999 to December 31, 1999, all officers, directors and beneficial owners of more than 10% of Atlantic's Common Stock complied with all Section 16(a) requirements.

Item 10.    Executive Compensation

DIRECTOR COMPENSATION

      Non-employee board members are eligible to participate in an automatic stock option grant program pursuant to the 1995 Stock Option Plan. Non-employee directors are granted an option for 10,000 shares of common stock upon their initial election or appointment to the board and an option for 2,000 shares of common stock on the date of each annual meeting of Atlantic stockholders for those non-employee directors continuing to serve after that meeting. Pursuant to the automatic stock option grant program, Atlantic granted each of Dr. Rudick and Messrs. Zotos and Kanzer an option on September 23, 1999 for 2,000 shares of common stock at an exercise price of $1.75 per share, the fair market value of our common stock on the date of grant. Additionally, each of Dr. Rudick and Messrs. Zotos and Kanzer were granted options for 25,000 shares of common stock on October 21, 1999 at an exercise price of $1.50. In partial consideration for his service as President of Atlantic, on October 21, 1999, Dr. Rudick was granted an option for 50,000 shares of common stock at an exercise price of $1.313. On October 21, 1999, Dr. Rudick was also granted an option for an additional 50,000 shares of common stock at an exercise price of $1.313, only exercisable in the event of the sale of Optex.

      The board agreed that effective October 21, 1999, each non-employee member of the board is to receive $6,000 per year for his services as a director, payable semi-annually in arrears, plus $1,500 for each board meeting attended in person, $750 for each board meeting attended via telephone conference call and $500 for each meeting of a committee of the board attended.

      Board members are reimbursed for reasonable expenses incurred in connection with attending meetings of the board and of committees of the board.

COMPENSATION OF EXECUTIVE OFFICERS

      The following table sets forth, for the last three fiscal years, the compensation earned for services rendered in all capacities by Atlantic's chief executive officer and the other highest-paid executive officers serving as such at the end of 1999 whose compensation for that fiscal year was in excess of $100,000. The individuals named in the table will be hereinafter referred to as the "Named Officers." No other executive officer of Atlantic received compensation in excess of $100,000 during fiscal year 1999. No executive officer who would otherwise have been included in this table on the basis of 1999 salary and bonus resigned or terminated employment during the year.

                          SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------
                                                                       Long-Term
                                        Annual Compensation        Compensation
                                                                          Awards
                                  ----------------------------------------------
Name and Principal        Year  Salary($)(1)(Bonus($) Other Annual    Securities
Position                                              Compensation($) Underlying
                                                                       Options/
                                                                        SARs(#)
--------------------------------------------------------------------------------
A. Joseph Rudick, M.D.(2) 1999            0   23,502        50,516      137,000
  President and           1998            0        0             0       10,000
  Chairman of the Board   1997            0        0             0            0
--------------------------------------------------------------------------------
Shimshon Mizrachi (3)     1999      135,000   25,000        10,000       20,000
  Chief Financial         1998      146,667   15,000         9,500       20,000
  Officer,                1997      122,000        0         5,900       20,000
  Treasurer and
  Assistant Secretary
--------------------------------------------------------------------------------
Stephen R. Miller,        1999      106,506        0        10,000            0
M.D.(4)                   1998      163,833   20,000         9,500       20,000
  Senior Vice President   1997      164,200        0         9,500       30,000
  and Chief Scientific
  and Medical Officer
--------------------------------------------------------------------------------

(1) Does not include amounts deferred under Atlantic's SAR-SEP retirement plan pursuant to payroll deductions and matching contributions of Atlantic.

(2) Dr. Rudick became President of Atlantic on May 28, 1999. He initially acted as a non-employee consultant but became a an employee effective January 1, 2000.

(3) Mr. Mizrachi's employment was terminated by Atlantic effective January 7, 2000.

(4)   Dr. Miller's employment was terminated by Atlantic effective July 1, 1999.

OPTIONS AND STOCK APPRECIATION RIGHTS

      The following table contains information concerning the grant of stock options under the 1995 Stock Option Plan to the Named Officers during the 1999 fiscal year. Except as described in footnote (1) below, no stock appreciation rights were granted during the 1999 fiscal year.

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR

-------------------------------------------------------------------------------

Individual Grants
-------------------------------------------------------------------------------
Name                    Number of       % of Underlying   Exercise    Expiration
                        Securities      Options/SARs      Price        Date
                        Underlying      Granted to        ($/Share)(3)
                        Options/        Employees in
                        SARs            Fiscal Year(2)
                        Granted(#)(1)
-------------------------------------------------------------------------------
A. Joseph Rudick M.D.            50,000               32%     1.313   08/09/09
                                 50,000               32%     1.313   08/09/09
                                 10,000                6%     1.375   05/28/09
                                 25,000               16%       1.5   10/21/09
                                  2,000                1%      1.75   09/23/09
-------------------------------------------------------------------------------
Shimshon Mizrachi                20,000               13%    $1.313   04/07/00
-------------------------------------------------------------------------------
------------------------

(1) Each option has a maximum term of ten years, subject to earlier termination in the event of the optionee's cessation of service with Atlantic. Dr. Rudick's options became exercisable as follows: (1) the first option for 50,000 shares, 25% upon granting and 25% each of the first three anniversaries of the date of granting; (2) the second option for 50,000 shares will vest only in the event of the sale of Optex, (3) the option for 10,000 shares, 33 1/3% each of the first three anniversaries of the date of granting, (4) the option for 25,000 shares is immediately exercisable, and (5) the option for 2,000 shares, on the first anniversary of the date of granting. Of the option granted to Mr. Mizrachi, 25% became exercisable upon granting. Because Mr. Mizrachi's employment was terminated by Atlantic on January 7, 2000, the remaining options in that grant expired before becoming exercisable. Each option will become immediately exercisable in full upon an acquisition of Atlantic by merger or asset sale, unless the option is assumed by the successor entity. Each option includes a limited stock appreciation right pursuant to which the optionee may surrender the option, to the extent exercisable for vested shares, upon the successful completion of a hostile tender for securities possessing more than 50% of the combined voting power of Atlantic's outstanding voting securities. In return for the surrendered option, the optionee will receive a cash distribution per surrendered option share equal to the excess of (i) the highest price paid per share of common stock in that hostile tender offer over (ii) the exercise price payable per share under the cancelled option.

(2) Calculated based on total option grants to employees of 157,000 shares of common stock during the 1999 fiscal year.

(3) The exercise price may be paid in cash or in shares of common stock (valued at fair market value on the exercise date) or through a cashless exercise procedure involving a same-day sale of the purchased shares. Atlantic may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares and the federal and state income tax liability incurred by the optionee in connection with such exercise. The optionee may be permitted, subject to the approval of the Plan Administrator, to apply a portion of the shares purchased under the option (or to deliver existing shares of common stock) in satisfaction of such tax liability.

OPTION EXERCISE AND HOLDINGS

      The following table provides information with respect to the Named Officers concerning the exercisability of options during fiscal year 1999 and unexercisable options held as of the end of fiscal year 1999. No stock appreciation rights were exercised during fiscal year 1999, and, except for the limited rights described in footnote (1) to the preceding table, no stock appreciation rights were outstanding at the end of that fiscal year.

            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR ("FY")
                           AND FY-END OPTION VALUES

------------------------------------------------------------------------------------------
Name                  Shares     Value    No. of Securities     Value of Unexercised
                     Acquired  Realized   Underlying            In-the-Money
                     on          (1)      Unexercised           Options/SARs at FY-End
                     Exercise             Options/SARs at       (Market price of shares
                                          FY-End (#)            at FY-End less exercise
                                                                price) ($)(1)
                                          ------------------------------------------------
                                          ExercisablUnexercisablExercisable  Unexercisable
------------------------------------------------------------------------------------------
Stephen R. Miller,      1           0(2)      0          0           0            0
M.D.
------------------------------------------------------------------------------------------
A. Joseph Rudick,       0          -       41,945     105,045      1,588        13,013
M.D.
------------------------------------------------------------------------------------------
Shimshon Mizrachi       0          -       61,389     48,611        625           0
------------------------------------------------------------------------------------------

------------------

(1) Equal to the fair market value of the purchased shares at the time of the option exercise over the exercise price paid for those shares.

(2) Based on the fair market value of Atlantic's common stock on July 29, 1999 of $1.28 per share, the closing sales price per share on that date on the Nasdaq SmallCap Market.

LONG TERM INCENTIVE PLAN AWARDS

      No long term incentive plan awards were made to a Named Officer during the last fiscal year.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

      Effective November 15, 1995, Mr. Mizrachi became Controller of Atlantic and of each of Atlantic's subsidiaries pursuant to a letter Agreement dated November 6, 1995. Mr. Mizrachi and his dependents were also eligible to receive paid medical and long-term disability insurance and such other health benefits as Atlantic made available to its other senior officers and directors. Effective January 7, 2000, Atlantic terminated the employment of Mr. Mizrachi and is obligated, pursuant to the letter agreement, to pay his salary for six months thereafter, subject to Mr. Mizrachi's duty to mitigate damages by seeking alternative employment.

      The Compensation Committee has the discretion under the 1995 Stock Option Plan to accelerate options granted to any Named Officers in connection with a change in control of Atlantic or upon the subsequent termination of the Named Officer's employment following the change of control.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information known to us with respect to the beneficial ownership of common stock as of March 22, 2000, by (i) all persons who are beneficial owners of 5% or more of our common stock, (ii) each director and nominee, (iii) the Named Officers in the Summary Compensation Table above and (iv) all directors and executive officers as a group. We do not know of any person who beneficially owns more than 5% of the Series A preferred stock and none of Atlantic's directors or the Named Officers owns any shares of Series A preferred stock. Consequently, the following table does not contain information with respect to the Series A preferred stock.

      The number of shares beneficially owned is determined under rules by the Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days of March 22, 2000, through the exercise or conversion of any stock option, convertible security, warrant or other right. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity. The common stock represented here includes the common stock that the beneficial holders would directly possess if they converted all shares of Series A preferred stock held by them.

                                       NUMBER OF          % OF TOTAL SHARES
NAME AND ADDRESS                       SHARES               OUTSTANDING (1)
----------------                       ------               ---------------

CERTAIN BENEFICIAL HOLDERS:

Lindsay A. Rosenwald, M.D.(2)          499,238               12.5%
787 Seventh Avenue
New York, NY 10019

VentureTek, L.P.(3)                    438,492                8.7%
40 Exchange Place 20th Floor
New York, NY 10005

Joseph Stevens & Company, Inc.(4)      480,000                8.7%
33 Maiden Lane, 8th floor
New York, NY 10038

MANAGEMENT:

Stephen R. Miller, M.D.(5)                1                    *

A. Joseph Rudick, M.D.(6)              56,250                1.1%

Frederic P. Zotos, Esq.(7)             87,500                1.1%

Steve H. Kanzer, C.P.A., Esq.(8)       37,121                  *

Peter O. Kliem(9)                      35,000                  *

All current executive
officers and directors as

a group (4 persons)                    215,871               4.1%


------------------------

*     Less than 1.0%

(1) Percentage of beneficial ownership is calculated assuming 5,054,539 shares of common stock were outstanding on March 22, 2000.

(2) Includes 344,507 shares of common stock and 154,351 shares of common stock issuable upon conversion of 47,202 shares of Series A preferred stock issuable pursuant to a warrant exercisable within 60 days of March 22, 2000. Also includes 190 shares of common stock held by June Street Corporation and 190 shares of common stock held by Huntington Street Corporation. Dr. Rosenwald is the sole proprietor of both June Street Corporation and Huntington Street Corporation.

(3) The general partner of VentureTek, L.P. is Mr. C. David Selengut. Mr. Selengut may be considered a beneficial owner of shares owned by VentureTek, L.P. by virtue of his authority as general partner to vote and dispose of those shares. VentureTek, L.P. is a limited partnership, the limited partners of which include Dr. Rosenwald's wife and children, and sisters of Dr. Rosenwald's wife and children. Dr. Rosenwald disclaims beneficial ownership of those shares.

(4) Represents two warrants each exercisable within 60 days of March 22, 2000. One warrant is a warrant to purchase 165,000 units, each unit consisting of one share of Common Stock and one redeemable common stock purchase warrant, each redeemable warrant entitling the holder to purchase an additional share of common stock. The second warrant is a warrant to purchase 150,000 shares of common stock at a purchase price of $2.50 per share it was immediately exercisable on the date of granting, except that it may only be exercised if the last sale price of a share of common stock on NASDAQ (or the principal stock exchange on which the common stock is then listed or admitted to trading) on the immediately preceding business day is equal or greater than $1.00 plus the exercise price then in effect.

      Does not include two additional warrants, each entitles the holder to purchase 150,000 shares of common stock, which are not exercisable until January 4, 2001 and January 4, 2002 respectively.

      Does not include any units, shares of common stock or redeemable warrants that may be held in the Joseph Stevens market-making account. Mr. Joseph Sorbara and Mr. Steven Markowitz, each of whom is a controlling shareholder, director and officer of Joseph Stevens, own beneficially the shares of common stock owned beneficially by Joseph Stevens.

(6) Represents options exercisable within 60 days of March 22, 2000. 25,000 shares are exercisable pursuant to stock options granted October 21, 1999 which are immediately exercisable; an additional 25,000 shares are exercisable pursuant to stock options granted under the plan on March 21, 2000 for 100,000 of which 25% or 25,000 shares are exercisable on issuance, then an additional 25% annually thereafter; an additional 6,250 shares are exercisable pursuant to stock options granted March 21, 2000 for 25,000 of which 25% or 6,250 shares are exercisable on issuance, then an additional 25% annually thereafter.

      Does not include an option to purchase 50,000 shares of common stock, which is only exercisable in the event of the sale of Optex.

(7) Represents options exercisable within 60 days of March 22, 2000. 25,000 shares are exercisable pursuant to stock options granted October 21, 1999 which are immediately exercisable; an additional 25,000 shares are exercisable pursuant to stock options granted under the plan on March 21, 2000 for 100,000 of which 25% or 25,000 shares are exercisable on issuance, then an additional 25% annually thereafter; an additional 37,500 shares are exercisable pursuant to stock options granted March 21, 2000 for 150,000 of which 25% or 37,500 shares are exercisable on issuance, then an additional 25% annually thereafter.

(8) Includes 31,000 shares of common stock underlying options exercisable within 60 days of March 22, 2000.

(9) Includes 35,000 shares of common stock underlying options exercisable within 60 days of March 22, 2000.

Item 12.    Certain Relationships and Related Transactions

      In recognition of his role in negotiating an amendment to Optex's contract with Bausch & Lomb (see "Business--Optex Ophthalmologics, Inc."), Atlantic agreed to pay to Dr. Rudick, Atlantic's President, an amount equal to $141,012. This amount will be paid in 18 monthly installments ($7834 per month), which commenced October 1999, out of the profit component of Bausch & Lomb's payments to Optex. Under this arrangement, Dr. Rudick received in 1999 a total of $23,502. We felt it was appropriate to enter into this arrangement, given that the deal struck with Bausch & Lomb was considerably more advantageous to Atlantic than the deal tentatively agreed to by Atlantic prior to Dr. Rudick's joining the board and becoming President, and given also that in 1999 Dr. Rudick spent more time on Atlantic matters than Atlantic had any right to expect, given that Dr. Rudick's compensation was initially limited to consulting fees of $6,000 a month.

      In June 1999, Mr. Zotos performed consulting services for Channel for which he received $2,500. In the months of July, August, November and December of 1999, Mr. Zotos performed consulting services for Atlantic for which he received $2,600, and he may perform further such services from time to time in the future. On November 17, 1999, Channel Therapeutics, Inc., paid Mr. Zotos $8,261 in recognition of his role in negotiating the termination of Channel's license agreement with the Trustees of the University of Pennsylvania. See "Business--Channel Therapeutics, Inc." On January 12, 2000, Atlantic paid Mr. Zotos $2,600 for miscellaneous consulting services.

      On January 4, 2000, we entered into a Financial Advisory and Consulting Agreement with Joseph Stevens & Company, Inc. In this agreement, we engaged Joseph Stevens to provide us with investment banking services from January 4, 2000 until January 4, 2001. As partial compensation for the services to be rendered by Joseph Stevens, we issued them three warrants to purchase an aggregate of 450,000 shares of our common stock. The exercise price and exercise period of each warrant is as follows:


================================================================================
  Warrant       No. of     Exercise
  Number        Shares       Price                Exercise Period
================================================================================
  No.1          150,000      $2.50      1/4/00 through 1/4/05
--------------------------------------------------------------------------------
                                        1/4/01 through 1/4/06 (subject to
                                        vesting in equal monthly increments
  No.2          150,000      $3.50      from 1/4/00-1/4/01)
--------------------------------------------------------------------------------
                                        1/4/02 through 1/4/07 (subject to
                                        vesting in equal monthly increments
  No.3          150,000      $4.50      from 1/4/00-1/4/01)
--------------------------------------------------------------------------------

      In addition, each warrant may only be exercised when the market price of a share of common stock is at least $1.00 greater than the exercise price of that warrant. In connection with issuance of the warrants, Atlantic and Joseph Stevens entered into a letter agreement granting Joseph Stevens registration rights in respect of the shares of common stock issuable upon exercise of the warrants.

      Pursuant to Atlantic's restated certificate of incorporation and bylaws, Atlantic enters into indemnification agreements with each of its directors and executive officers.

      All transactions between Atlantic and its officers, directors, principal stockholders and their affiliates are approved by a majority of the board of directors, including a majority of the independent and disinterested outside directors on the Board of Directors. Atlantic believes that all of the transactions set forth above were made on terms no less favorable to Atlantic than could have been obtained from unaffiliated third parties.

Item 13.    Exhibits List, and Reports on Form 8-K

(a)   Exhibits

The Following documents are referenced or included in this report.

Exhibit No. Description

3.1(1)      Certificate of Incorporation of Atlantic, as amended to date.

3.2(1)      Bylaws of Atlantic, as amended to date.

3.3(5)      Certificate of Designations of Series A Convertible Preferred
            Stock.

3.4(6)      Certificate of Increase of Series A Convertible Preferred Stock.

4.2(1)      Form of Unit certificate.

4.3(1)      Specimen Common Stock certificate.

4.4(1)      Form of Redeemable Warrant certificate.

4.5(1) Form of Redeemable Warrant Agreement by and between Atlantic and Continental Stock Transfer & Trust Company.

4.6(1)      Form of Underwriter's Warrant certificate.

4.7(1) Form of Underwriter's Warrant Agreement by and between Atlantic and Joseph Stevens & Company, L.P.

4.8(1) Form of Subscription Agreement by and between Atlantic and the Selling Stockholders.

4.9(1)      Form of Bridge Note.

4.10(1)     Form of Bridge Warrant.

4.11(2) Investors' Rights Agreement by and among Atlantic, Dreyfus Growth and Value Funds, Inc. and Premier Strategic Growth Fund.

4.12(2) Common Stock Purchase Agreement by and among Atlantic, Dreyfus Growth and Value Funds, Inc. and Premier Strategic Growth Fund.

10.2(1)     Employment Agreement dated July 7, 1995, between Atlantic and Jon
            D. Lindjord.

10.3(1) Employment Agreement dated September 21, 1995, between Atlantic and Dr. Stephen R. Miller.

10.4(1) Employment Agreement dated September 21, 1995, between Atlantic and Margaret A. Schalk.

10.5(1)     Letter Agreement dated August 31, 1995, between Atlantic and Dr.
            H. Lawrence Shaw.

10.6(1) Consulting Agreement dated January 1, 1994, between Atlantic and John K.A. Prendergast.

10.8(1) Investors' Rights Agreement dated July 1995, between Atlantic, Dr. Lindsay A. Rosenwald and VentureTek, L.P.

10.9(1) License and Assignment Agreement dated March 25, 1994, between Optex Ophthalmologics, Inc., certain inventors and NeoMedix Corporation, as amended.

10.10(1) License Agreement dated May 5, 1994, between Gemini Gene Therapies, Inc. and the Cleveland Clinic Foundation.

10.11(1)+   License Agreement dated June 16, 1994, between Channel Therapeutics,
            Inc., the University of Pennsylvania and certain inventors, as amended.

10.12(1)+   License Agreement dated March 28, 1994, between Channel
            Therapeutics, Inc. and Dr. Sumner Burstein.

10.13(1) Form of Financial Advisory and Consulting Agreement by and between Atlantic and Joseph Stevens & Company, L.P.

10.14(1) Employment Agreement dated November 3, 1995, between Atlantic and Shimshon Mizrachi.

10.15(3) Financial Advisory Agreement between Atlantic and Paramount dated September 4, 1996 (effective date of April 15, 1996).

10.16(3) Financial agreement between Atlantic, Paramount and UI USA dated June 23, 1996.

10.17(3) Consultancy agreement between Atlantic and Dr. Yuichi Iwaki dated July 31, 1996.

10.18(3)    1995 Stock Option Plan, as amended.

10.19(3) Warrant issued to an employee of Paramount Capital, LLC to purchase 25,000 shares of Common Stock of Atlantic.

10.20(3) Warrant issued to an employee of Paramount Capital, LLC to purchase 25,000 shares of Common Stock of Atlantic.

10.21(3) Warrant issued to an employee of Paramount Capital, LLC to purchase 12,500 shares of Common Stock of Atlantic.

10.22(4) Letter Agreement between Atlantic and Paramount Capital, Inc. dated February 26,1997.

10.23(4) Agreement and Plan of Reorganization by and among Atlantic, Channel Therapeutics, Inc. and New Channel, Inc. dated February 20, 1997.

10.24(4) Warrant issued to John Prendergast to purchase 37,500 shares of Atlantic's Common Stock.

10.25(4) Warrant issued to Dian Griesel to purchase 24,000 shares of Atlantic's Common Stock.

10.26(7) Amendment No.1 to Development & License Agreement by and between Optex and Bausch & Lomb Surgical, Inc. dated September 16, 1999.

10.27 Financial Advisory and Consulting Agreement by and between Atlantic and Joseph Stevens & Company, Inc. dated January 4, 2000.

10.28 Warrant No.1 issued to Joseph Stevens & Company, Inc. to purchase 150,000 shares of Atlantic's Common Stock exercisable January 4, 2000.

10.29 Warrant No.2 issued to Joseph Stevens & Company, Inc. to purchase 150,000 shares of Atlantic's Common Stock exercisable January 4, 2001.

10.30 Warrant No.3 issued to Joseph Stevens & Company, Inc. to purchase 150,000 shares of Atlantic's Common Stock exercisable January 4, 2002.

21.1(1)     Subsidiaries of Atlantic

23.1        Consent of KPMG LLP.

24.1 Power of Attorney (included in part II of this Report under the caption "Signatures")

27.1        Financial Data Schedule

------

+ Confidential treatment has been granted as to certain portions of these exhibits.

(1) Incorporated by reference to exhibits of Atlantic's Registration Statement on Form SB-2, Registration #33-98478, as filed with the Securities and Exchange Commission (the "Commission") on October 24, 1995 and as amended by Amendment No. 1, Amendment No. 2, Amendment No.3, Amendment No. 4 and Amendment No. 5, as filed with the Commission on November 9, 1995, December 5, 1995, December 12, 1995, December 13, 1995 and December 14, 1995, respectively.

(2) Incorporated by reference to exhibits of Atlantic's Current Report on Form 8-KSB, as filed with the Commission on August 30, 1996.

(3) Incorporated by reference to exhibits of Atlantic's Form 10-QSB for the period ended September 30, 1996.

(4) Incorporated by reference to exhibits of Atlantic's Form 10-QSB for the period ended March 31, 1996.

(5) Incorporated by reference to exhibits of Atlantic's Current Report on Form 8-KSB, as filed with the Commission on June 9, 1997.

(6) Incorporated by reference to exhibits of Atlantic's Registration Statement on Form S-3 (Registration No.333-34379), as filed with the Commission on August 26, 1997, and as amended by Amendment No. 1 as filed with the Commission on August 28, 1997.

(7) Incorporated by reference to exhibits of Atlantic Form 10-QSB for the period ended September 30, 1999.

(b)   Reports on Form 8-K

      None.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Atlantic has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2000.

                                    Atlantic Ventures Technology, Inc.

                                    /s/ A. Joseph Rudick
                                    -----------------------------------
                                    A. Joseph Rudick
                                    President and Director

                        POWER OF ATTORNEY AND SIGNATURES

      We, the undersigned officers and directors of Atlantic Ventures Technology, Inc., hereby severally constitute and appoint A. Joseph Rudick our true and lawful attorney, with full power to him, to sign for us in our names in the capacities indicated below, all amendments to this Annual Report on Form 10-KSB, and generally to do all things in our names and on our behalf in such capacities to enable Atlantic Ventures Technology, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Atlantic and in the capacities and on the dates indicated.

Signatures                       Titles                   Date
----------                       ------                   ----

/s/ A. Joseph Rudick        President and Director   March 30, 2000
------------------------
A. Joseph Rudick

/s/ Steve H. Kanzer         Director                 March 30, 2000
------------------------
Steve H. Kanzer

/s/ Frederic P. Zotos       Director                 March 30, 2000
------------------------
Frederic P. Zotos

/s/ Peter O. Kliem          Director                 March 30, 2000
------------------------
Peter O. Kliem

                       ATLANTIC TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES
                    (formerly Atlantic Pharmaceuticals, Inc.)
                          (A Development Stage Company)

                        Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

                   (With Independent Auditors' Report Thereon)

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                    (formerly Atlantic Pharmaceuticals, Inc.)
                          (A Development Stage Company)

                   Index to Consolidated Financial Statements

                                                                      Page

Independent Auditors' Report                                          F-1

Consolidated Balance Sheets as of December 31, 1999 and 1998          F-2


Consolidated Statements of Operations for the Years ended
    December 31, 1999, 1998 and 1997 and for the Period

    from July 13, 1993 (inception) to December 31, 1999               F-3

Consolidated Statements of Stockholders' Equity for the Years ended December 31, 1999, 1998 and 1997 and for the Period

    from July 13, 1993 (inception) to December 31, 1999               F-4


Consolidated Statements of Cash Flows for the Years ended
    December 31, 1999, 1998 and 1997 and for the Period from

    July 13, 1993 (inception) to December 31, 1999                    F-5


Notes to Consolidated Financial Statements                            F-6

                          Independent Auditors' Report

The Board of Directors and Stockholders

Atlantic Technology Ventures, Inc. (formerly Atlantic Pharmaceuticals, Inc.):

We have audited the accompanying consolidated balance sheets of Atlantic Technology Ventures, Inc. (formerly Atlantic Pharmaceuticals, Inc.) and subsidiaries (a development stage company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999 and for the period from July 13, 1993 (inception) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Technology Ventures, Inc. (formerly Atlantic Pharmaceuticals, Inc.) and subsidiaries (a development stage company) as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, and for the period from July 13, 1993 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.

                                    /s/ KPMG LLP
                                    KPMG LLP

Short Hills, New Jersey
March 15, 2000

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES

                    (formerly Atlantic Pharmaceuticals, Inc.)

                          (A Development Stage Company)

                      Consolidated Statements of Operations
               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES

                    (formerly Atlantic Pharmaceuticals, Inc.)

                          (A Development Stage Company)

                           Consolidated Balance Sheets

                                                                                      December 31
                                                                              ----------------------------
                                                Assets                              1999         1998
                                                                              ------------    ------------
Current assets:
    Cash and cash equivalents                                                 $  3,473,321       5,835,669
    Accounts receivable                                                            337,323         381,015
    Prepaid expenses                                                                17,414          42,108
                                                                              ------------    ------------
                   Total current assets                                          3,828,058       6,258,792

Property and equipment, net                                                        131,832         262,173
                                                                              ------------    ------------

                   Total assets                                               $  3,959,890       6,520,965
                                                                              ============    ============

                         Liabilities and Stockholders' Equity

Current liabilities - accounts payable and accrued expenses                   $    542,759         657,001
                                                                              ------------    ------------

Stockholders' equity:
    Preferred stock, $.001 par value. Authorized 10,000,000
       shares; 1,375,000 shares designated as Series A
       convertible preferred stock                                                      --              --
    Series A convertible preferred stock, $.001 par value
       Authorized 1,375,000 shares; 610,088 and 632,468 shares issued and outstanding at December 31, 1999 and 1998, respectively (liquidation preference aggregating $7,931,144 and $8,222,084 in 1999
       and 1998, respectively)                                                         610             632
    Convertible preferred stock warrants, 117,195 issued
       and outstanding at December 31, 1999 and 1998                               540,074         540,074
    Common stock, $.001 par value. Authorized 50,000,000
       shares; 4,815,990 and 4,503,388 shares issued and
       outstanding at December 31, 1999 and 1998, respectively                       4,816           4,503
    Common stock subscribed. 182 shares at December 31, 1999
       and 1998                                                                         --              --
    Additional paid-in capital                                                  21,662,272      21,662,881
    Deficit accumulated during development stage                               (18,790,099)    (16,343,584)
                                                                              ------------    ------------
                                                                                 3,417,673       5,864,506

    Less common stock subscriptions receivable                                        (218)           (218)
    Less treasury stock, at cost                                                      (324)           (324)
                                                                              ------------    ------------

                   Total stockholders' equity                                    3,417,131       5,863,964
                                                                              ------------    ------------

                   Total liabilities and stockholders' equity                 $  3,959,890       6,520,965
                                                                              ============    ============

See accompanying notes to consolidated financial statements.

                                                                                                          Cumulative
                                                                                                         period from
                                                                                                        July 13, 1993
                                                                                                        (inception) to
                                                             Year ended December 31                      December 31,
                                             --------------------------------------------------------
                                                   1999               1998                1997               1999
                                             -----------------  -----------------   -----------------  -----------------
Revenues:
    Development revenue                   $         1,082,510                 --                  --          1,082,510
    License revenue                                        --          2,500,000                  --          2,500,000
    Grant revenue                                      77,069                 --               2,288            177,001
                                             -----------------  -----------------   -----------------  -----------------
          Total revenue                             1,159,579          2,500,000               2,288          3,759,511
                                             -----------------  -----------------   -----------------  -----------------

Costs and expenses:
    Cost of development revenue                       866,008                 --                  --            866,008
    Research and development                        1,091,291          3,036,355           2,560,584          8,374,565
    General and administrative                      1,941,425          2,668,508           2,838,331         13,668,428
    License fees                                           --                 --                  --            173,500
                                             -----------------  -----------------   -----------------  -----------------

          Total operating expenses                  3,898,724          5,704,863           5,398,915         23,082,501
                                             -----------------  -----------------   -----------------  -----------------

Other (income) expense:
    Interest and other income                        (292,630)          (451,335)           (245,231)        (1,158,466)
    Interest expense                                       --                 --                  --            625,575
                                             -----------------  -----------------   -----------------  -----------------

          Total other (income) expense               (292,630)          (451,335)           (245,231)          (532,891)
                                             -----------------  -----------------   -----------------  -----------------

          Net loss                                 (2,446,515)        (2,753,528)         (5,151,396)       (18,790,099)

Imputed convertible preferred stock
    dividend                                               --          1,628,251           3,703,304          5,331,555
Preferred stock dividend issued in
    preferred shares                                  314,366                 --                  --            314,366
                                             -----------------  -----------------   -----------------  -----------------


Net loss applicable to common shares      $        (2,760,881)        (4,381,779)         (8,854,700)       (24,436,020)
                                             =================  =================   =================  =================

Net loss per common share -
    basic and diluted                     $             (0.59)             (1.13)              (2.97)
                                             =================  =================   =================

Shares used in calculation of net
    loss per common share - basic
    and diluted                                     4,692,912          3,883,412           2,979,664
                                             =================  =================   =================

See accompanying notes to consolidated financial statements.

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES

                    (formerly Atlantic Pharmaceuticals, Inc.)

                          (A Development Stage Company)

                 Consolidated Statements of Stockholders' Equity



                                                            Series A                Convertible
                                                          Convertible                Preferred
                                                          Preferred Stock           Stock Warrants             Common Stock
                                                     -----------------------------------------------------------------------------
                                                       Shares       Amount        Number     Amount        Shares       Amount
                                                     ------------  ---------   -----------------------   ------------  ---------
    Common stock subscribed at $.001 per shares
       July-November 1993 (note 6)                            -- $       --           --  $        --             -- $       --
    Issued common stock at $.001 per share,
       June 1994 (note 6)                                     --         --           --           --             84         --
    Issued and subscribed common stock at $.05
       per share, August 1994 (note 6)                        --         --           --           --            860          1
    Payments of common stock subscriptions (note 6)           --         --           --           --          5,061          5
    Issuance of warrants, September 1995 (note 5)             --         --           --           --             --         --
    Issued common stock and warrants at $4 per unit,
       December 1995 (net of costs of issuance

        of $1,454,300) (note 8)                               --         --           --           --      1,872,750      1,873
    Conversion of demand notes payable and
       the related accrued interest to common stock,

       December 1995 (note 4)                                 --         --           --           --        785,234        785
    Repurchase of common stock                                --         --           --           --           (269)        --
    Compensation related to grant of stock
       options (note 7)                                       --         --           --           --             --         --
    Amortization of deferred compensation (note 7)            --         --           --           --             --         --
    Net loss                                                  --         --           --           --             --         --
                                                     ------------  ---------   ----------   ----------   ------------  ---------
Balance at December 31, 1995                                  --         --           --           --      2,663,720      2,664
    Issuance of warrants, April 1996 (note 8)                 --         --           --           --             --         --
    Issued common stock and warrants at $6.73
       per share, August 1996 (net of costs of

       issuance of $76,438) (note 6)                          --         --           --           --        250,000        250
    Amortization of deferred compensation (note 7)            --         --           --           --             --         --
    Net loss                                                  --         --           --           --             --         --
                                                     ------------  ---------   -----------------------   ------------  ---------
Balance at December 31, 1996                                  --         --           --           --      2,913,720      2,914
    Issued convertible preferred stock at $10 per unit,
       May and August 1997 (net of costs of issuance

       of $1,758,816) (note 6)                         1,237,200      1,237           --           --             --         --
    Channel merger (note 6)                                   --         --           --           --        103,200        103
    Conversion of preferred to common stock              (22,477)       (22)          --           --         47,651         48
    Issuance of convertible preferred stock
       warrants (note 8)                                      --         --      123,720      570,143             --         --
    Issuance of warrants (note 8)                             --         --           --           --             --         --
    Amortization of deferred compensation (note 7)            --         --           --           --             --         --
    Imputed convertible preferred stock dividend              --         --           --           --             --         --
    Imputed convertible preferred stock dividend              --         --           --           --             --         --
    Net loss                                                  --         --           --           --             --         --
                                                     ------------  ---------   ----------   ----------   ------------  ---------
Balance at December 31, 1997                           1,214,723      1,215      123,720      570,143      3,064,571      3,065
    Conversion of preferred to common stock             (584,265)      (585)          --           --      1,367,817      1,367
    Cashless exercise of preferred warrants (note 8)       2,010          2       (6,525)     (30,069)            --         --
    Exercise of options                                       --         --           --           --         70,000         70
    Exercise of warrants (note 8)                             --         --           --           --          1,000          1
    Expense related to grant of stock options (note 7)        --         --           --           --             --         --
    Amortization of deferred compensation (note 7)            --         --           --           --             --         --
    Imputed convertible preferred stock dividend              --         --           --           --             --         --
    Imputed convertible preferred stock dividend              --         --           --           --             --         --
    Net loss                                                  --         --           --           --             --         --
                                                     ------------  ---------   ----------   ----------   ------------  ---------
Balance at December 31, 1998                             632,468        632      117,195      540,074      4,503,388      4,503
    Conversion of preferred to common stock              (95,599)       (95)          --           --        312,602        313
    Preferred stock dividend                              73,219         73           --           --             --         --
    Net loss                                                  --         --           --           --             --         --
                                                     ------------  ---------   ----------   ----------   ------------  ---------

Balance at December 31, 1999                             610,088 $      610      117,195  $   540,074      4,815,990 $    4,816
                                                     ============  =========   ==========   ==========   ============  =========


                                                                                             Deficit
                                                        Common Stock                        accumulated
                                                         Subscribed          Additional       during        Deferred
                                                     --------------------      paid-in      development      compen-
                                                       Number    Amount       capital         stage          sation
                                                     ---------  ---------   ------------   -------------   ----------
   Common stock subscribed at $.001 per shares
      July-November 1993 (note 6)                       5,231 $        5          6,272              --           --
   Issued common stock at $.001 per share,
      June 1994 (note 6)                                   --         --            101              --           --
   Issued and subscribed common stock at $.05
      per share, August 1994 (note 6)                      12         --         52,374              --           --
   Payments of common stock subscriptions (note 6)     (5,061)        (5)            --              --           --
   Issuance of warrants, September 1995 (note 5)           --         --        300,000              --           --
   Issued common stock and warrants at $4 per unit,
      December 1995 (net of costs of issuance

       of $1,454,300) (note 8)                             --         --      6,034,827              --           --
   Conversion of demand notes payable and
      the related accrued interest to common stock,

      December 1995 (note 4)                               --         --      2,441,519              --           --
   Repurchase of common stock                              --         --             --              --           --
   Compensation related to grant of stock
      options (note 7)                                     --         --        208,782              --     (144,000)
   Amortization of deferred compensation (note 7)          --         --             --              --       12,000
   Net loss                                                --         --             --      (8,438,660)          --
                                                     ---------  ---------   ------------   -------------   ----------
Balance at December 31, 1995                              182         --      9,043,875      (8,438,660)    (132,000)
   Issuance of warrants, April 1996 (note 8)               --         --        139,000              --           --
   Issued common stock and warrants at $6.73
      per share, August 1996 (net of costs of

      issuance of $76,438) (note 6)                        --         --      1,452,063              --           --
   Amortization of deferred compensation (note 7)          --         --             --              --       28,800
   Net loss                                                --         --             --      (3,557,692)          --
                                                     ---------  ---------   ------------   -------------   ----------
Balance at December 31, 1996                              182         --     10,634,938      (8,438,660)    (103,200)
   Issued convertible preferred stock at $10 per uni
      May and August 1997 (net of costs of issuance

      of $1,758,816) (note 6)                              --         --     10,611,947              --           --
   Channel merger (note 6)                                 --         --        657,797              --           --
   Conversion of preferred to common stock                 --         --            (26)             --           --
   Issuance of convertible preferred stock
      warrants (note 8)                                    --         --       (570,143)             --           --
   Issuance of warrants (note 8)                           --         --        159,202              --           --
   Amortization of deferred compensation (note 7)          --         --             --              --       28,800
   Imputed convertible preferred stock dividend            --         --     (3,703,304)             --           --
   Imputed convertible preferred stock dividend            --         --      3,703,304              --           --
   Net loss                                                --         --             --      (5,151,396)          --
                                                     ---------  ---------   ------------   -------------   ----------
Balance at December 31, 1997                              182         --     21,493,715     (13,590,056)     (74,400)
   Conversion of preferred to common stock                 --         --           (782)             --           --
   Cashless exercise of preferred warrants (note 8)        --         --         30,067              --           --
   Exercise of options                                     --         --         52,430              --           --
   Exercise of warrants (note 8)                           --         --          5,499              --           --
   Expense related to grant of stock options (note 7       --         --         81,952              --           --
   Amortization of deferred compensation (note 7)          --         --             --              --       74,400
   Imputed convertible preferred stock dividend            --         --     (1,628,251)             --           --
   Imputed convertible preferred stock dividend            --         --      1,628,251              --           --
   Net loss                                                --         --             --      (2,753,528)          --
                                                     ---------  ---------   ------------   -------------   ----------
Balance at December 31, 1998                              182         --     21,662,881     (16,343,584)          --
   Conversion of preferred to common stock                 --         --           (218)             --           --
   Preferred stock dividend                                --         --           (391)             --           --
   Net loss                                                --         --             --      (2,446,515)          --
                                                     ---------  ---------   ------------   -------------   ----------


Balance at December 31, 1999                              182 $       --     21,662,272     (18,790,099)          --
                                                     =========  =========   ============   =============   ==========




                                                               Common                    Total
                                                                stock                    stock-
                                                              subscrip-                  holders'
                                                                tions       Treasury     equity
                                                              receivable     stock      (deficit)
                                                              ----------  ----------  -------------
   Common stock subscribed at $.001 per shares
      July-November 1993 (note 6)                                (6,277)         --             --
   Issued common stock at $.001 per share,
      June 1994 (note 6)                                             --          --            101
   Issued and subscribed common stock at $.05
      per share, August 1994 (note 6)                              (750)         --         51,625
   Payments of common stock subscriptions (note 6)                6,809          --          6,809
   Issuance of warrants, September 1995 (note 5)                     --          --        300,000
   Issued common stock and warrants at $4 per unit,
      December 1995 (net of costs of issuance

       of $1,454,300) (note 8)                                       --          --      6,036,700
   Conversion of demand notes payable and
      the related accrued interest to common stock,

      December 1995 (note 4)                                         --          --      2,442,304
   Repurchase of common stock                                        --        (324)          (324)
   Compensation related to grant of stock
      options (note 7)                                               --          --         64,782
   Amortization of deferred compensation (note 7)                    --          --         12,000
   Net loss                                                          --          --     (8,438,660)
                                                              ----------  ----------  -------------
Balance at December 31, 1995                                        (218)       (324)       475,337
   Issuance of warrants, April 1996 (note 8)                         --          --        139,000
   Issued common stock and warrants at $6.73
      per share, August 1996 (net of costs of

      issuance of $76,438) (note 6)                                  --          --      1,452,313
   Amortization of deferred compensation (note 7)                    --          --         28,800
   Net loss                                                          --          --     (3,557,692)
                                                              ----------  ----------  -------------
Balance at December 31, 1996                                       (218)       (324)     2,095,450
   Issued convertible preferred stock at $10 per unit,
      May and August 1997 (net of costs of issuance

      of $1,758,816) (note 6)                                        --          --     10,613,184
   Channel merger (note 6)                                           --          --        657,900
   Conversion of preferred to common stock                           --          --             --
   Issuance of convertible preferred stock
      warrants (note 8)                                              --          --             --
   Issuance of warrants (note 8)                                     --          --        159,202
   Amortization of deferred compensation (note 7)                    --          --         28,800
   Imputed convertible preferred stock dividend                      --          --     (3,703,304)
   Imputed convertible preferred stock dividend                      --          --      3,703,304
   Net loss                                                          --          --     (5,151,396)
                                                             ----------  ----------  -------------
Balance at December 31, 1997                                       (218)       (324)     8,403,140
   Conversion of preferred to common stock                           --          --             --
   Cashless exercise of preferred warrants (note 8)                  --          --             --
   Exercise of options                                               --          --         52,500
   Exercise of warrants (note 8)                                     --          --          5,500
   Expense related to grant of stock options (note 7)                --          --         81,952
   Amortization of deferred compensation (note 7)                    --          --         74,400
   Imputed convertible preferred stock dividend                      --          --     (1,628,251)
   Imputed convertible preferred stock dividend                      --          --      1,628,251
   Net loss                                                          --          --     (2,753,528)
                                                              ----------  ----------  -------------
Balance at December 31, 1998                                       (218)       (324)     5,863,964
   Conversion of preferred to common stock                           --          --             --
   Preferred stock dividend                                          --          --           (318)
   Net loss                                                          --          --     (2,446,515)
                                                              ----------  ----------  -------------

Balance at December 31, 1999                                       (218)       (324)     3,417,131
                                                              ==========  ==========  =============

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                    (formerly Atlantic Pharmaceuticals, Inc.)
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows

                                                                                                          Cumulative
                                                                                                          period from
                                                                                                         July 13, 1993
                                                                                                         (inception) to
                                                                    Year ended December 31               December 31,
                                                         ----------------------------------------------
                                                             1999            1998            1997            1999
                                                         -------------   -------------   --------------  --------------
Cash flows from operating activities:
    Net loss                                          $    (2,446,515)     (2,753,528)      (5,151,396)    (18,790,099)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
        Expense relating to issuance of warrants                   --              --          159,202         298,202
        Expense relating to the issuance of options                --          81,952               --          81,952
        Expense related to Channel merger                          --              --          657,900         657,900
        Compensation expense relating to
          stock options                                            --          74,400           28,800         208,782
        Discount on notes payable - bridge financing               --              --               --         300,000
        Depreciation                                          113,771         166,553           74,953         430,410
        Loss on disposal of furniture and equipment            73,387              --               --          73,387
        Changes in assets and liabilities:

          (Increase) decrease in accounts receivable           43,692        (381,015)              --        (337,323)
          (Increase) decrease in prepaid expenses              24,694         (40,858)          23,699         (17,414)
          Increase (decrease) in accrued expenses            (114,242)        264,435          110,774         542,759
          Increase (decrease) in accrued interest                  --              --               --         172,305
                                                         -------------   -------------   --------------  --------------
             Net cash used in operating activities         (2,305,213)     (2,588,061)      (4,096,068)    (16,379,139)
                                                         -------------   -------------   --------------  --------------
Cash flows from investing activities:
    Purchase of furniture and equipment                       (62,917)       (177,765)        (243,153)       (641,730)
    Proceeds from sale of furniture and equipment               6,100              --               --           6,100
                                                         -------------   -------------   --------------  --------------

             Net cash used in investing activities            (56,817)       (177,765)        (243,153)       (635,630)
                                                         -------------   -------------   --------------  --------------
Cash flows from financing activities:
    Proceeds from exercise of warrants                             --           5,500               --           5,500
    Proceeds from exercise of stock options                        --          52,500               --          52,500
    Proceeds from issuance of demand notes payable                 --              --               --       2,395,000
    Repayment of demand notes payable                              --              --               --        (125,000)
    Proceeds from the issuance of notes payable -
      bridge financing                                             --              --               --       1,200,000
    Proceeds from issuance of warrants                             --              --               --         300,000
    Repayment of notes payable - bridge financing                  --              --               --      (1,500,000)
    Repurchase of common stock                                     --              --               --            (324)
    Preferred stock dividend paid                                (318)             --               --            (318)
    Proceeds from the issuance of common stock                     --              --               --       7,547,548
    Proceeds from issuance of convertible preferred stock          --              --       10,613,184      10,613,184
                                                         -------------   -------------   --------------  --------------
             Net cash provided by (used in) financing
               activities                                        (318)         58,000       10,613,184      20,488,090
                                                         -------------   -------------   --------------  --------------
             Net increase (decrease) in cash and cash

               equivalents                                 (2,362,348)     (2,707,826)       6,273,963       3,473,321
Cash and cash equivalents at beginning of period            5,835,669       8,543,495        2,269,532              --
                                                         -------------   -------------   --------------  --------------
Cash and cash equivalents at end of period            $     3,473,321       5,835,669        8,543,495       3,473,321
                                                         =============   =============   ==============  ==============
Supplemental disclosure of noncash financing
    activities:
    Issuance of common stock in exchange for

      common stock subscriptions                      $            --              --               --           7,027
    Conversion of demand notes payable and the
      related accrued interest to common stock                     --              --               --       2,442,304
    Cashless exercise of preferred warrants                        --          30,069               --          30,069
    Conversion of preferred to common stock                       313           1,367               48           1,415
    Preferred stock dividend issued in shares                 314,366              --               --         314,366
                                                         =============   =============   ==============  ==============


See accompanying notes to consolidated financial statements.

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                    (formerly Atlantic Pharmaceuticals, Inc.)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

(1)   Organization, Liquidity and Basis of Presentation

      Organization

      Atlantic Technology Ventures, Inc. (formerly Atlantic Pharmaceuticals, Inc.) (the Company) was incorporated on May 18, 1993, began operations on July 13, 1993, and is the majority owner of two operating companies - Gemini Technologies, Inc. (Gemini), Optex Opthalmologics, Inc. (Optex), and has one wholly-owned subsidiary - Channel Therapeutics, Inc. (Channel) (collectively, the Operating Companies).

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

      Liquidity

      The Company anticipates that their current resources, together with proceeds from an agreement between the Company and Bausch & Lomb Surgical (Bausch & Lomb) (see note 11), will be sufficient to finance their currently anticipated needs for operating and capital expenditures for at least the next 12 months. In addition, the Company will attempt to generate additional capital through a combination of collaborative agreements, strategic alliances and equity and debt financing. However, the Company can give no assurance that they will be able to obtain additional capital through these sources or upon terms acceptable to them.

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                    (formerly Atlantic Pharmaceuticals, Inc.)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

       Basis of Presentation

       The consolidated financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," which requires development stage enterprises to employ the same accounting principles as operating companies.

 (2)   Summary of Significant Accounting Policies

       Cash and Cash Equivalents

       The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

       Property and Equipment

       Property and equipment are recorded at cost. Depreciation is calculated principally using straight-line methods over their useful lives, generally five years, except for leasehold improvements which are depreciated over the lesser of five years or the term of the lease.

       Minority Interest

       The Company has recorded 100% of the losses of the Operating Companies in its consolidated statements of operations as the minority shareholders are not required to and have not funded their pro rata share of losses. Minority interest losses recorded by the Company since inception total $621,665 as of December 31, 1999 and will only be recovered if and when the Operating Companies generate income to the extent of those losses recorded by the Company.

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

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                    (formerly Atlantic Pharmaceuticals, Inc.)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

       Revenue Recognition

       Revenue from development fees are earned in accordance with the terms of the contract (see note 11) as the work is performed. Revenue from achievement of milestones is recognized when all parties concur that the requirements of the milestone have been met. Revenue under these contracts is not subject to repayment.

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

       Comprehensive Income

       Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS No. 130 had no impact on the Company's results of operations for the years ended December 31, 1999, 1998 or 1997. The net loss is equal to the comprehensive loss for all periods presented.

       Computation of Net Loss per Common Share

       Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, as common equivalent shares from stock options, stock warrants, stock subscriptions, and convertible preferred stock would have an antidilutive effect because the Company incurred a net loss during each period presented.

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

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                    (formerly Atlantic Pharmaceuticals, Inc.)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

       Stock-Based Compensation

       SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options granted to employees and directors is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the exercise price.

 (3)   Property and Equipment

       Property and equipment consists of the following at December 31,:

                                               1999          1998
                                             ---------    ---------
           Furniture and equipment           $ 269,142      530,024
           Leasehold improvements               83,861       48,788
                                             ---------    ---------
                                               353,003      578,812
           Less accumulated depreciation      (221,171)    (316,639)
                                             ---------    ---------
                Net property and equipment   $ 131,832      262,173
                                             =========    =========

(4)   Demand Notes Payable to Related Parties

       Demand notes payable at December 31, 1994 consisted of advances from one of the founders of the Company who served as a director and was, at that time, the controlling shareholder of the Company (Controlling Shareholder) totaling $485,000, advances from a partnership including certain family members of the Controlling Shareholder (the Partnership) totaling $400,000, and advances under a line of credit agreement with the Controlling Shareholder totaling $500,000. All unpaid principal and accrued interest through June 30, 1995, including a note payable of $1,010,000 issued in 1995, was converted into 785,234 shares of common stock of the Company upon the consummation of the initial public offering
       (IPO).

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

 (5)   Notes Payable - Bridge Financing

       On September 12, 1995, the Company closed the sale of thirty units with each unit consisting of an unsecured 10% promissory note of the Company in the principal amount of $50,000 and 50,000 warrants, each exercisable to purchase one share of common stock of the Company at an initial exercise price of $1.50 per share. The total proceeds received of $1,500,000 were allocated to the notes payable and warrants based on the estimated fair value as determined by the Board of Directors of the Company of $1,200,000 and $300,000, respectively. The warrants were reflected as additional paid-in capital.

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

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                    (formerly Atlantic Pharmaceuticals, Inc.)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

       In March 1995, June 1995, and August 1995, the Company repurchased 62, 20, and 187 shares of common stock, respectively, for an aggregate total of $324.

       In March 1995, May 1995, and June 1995, the Company issued 2,170, 125, and 160 shares of common stock, respectively, upon receipt of payment of $3,682 representing subscriptions receivable.

       In December 1995, the Company issued 1,872,750 shares of common stock through a public offering, resulting in net proceeds, after deducting applicable expenses, of $6,036,700. Concurrent with this offering 785,234 shares of common stock were issued upon the conversion of certain demand notes payable and accrued interest totaling $2,442,304 (see note 4).

       In August 1996, the Company sold in a private placement 250,000 shares of common stock to certain investors resulting in net proceeds of $1,452,313. In connection with this private placement, the Company paid Paramount Capital, Incorporated (Paramount) a finders fee of $76,438 and issued an employee of Paramount a warrant to purchase 12,500 shares of the Company's common stock at $6.73 per share, which expires August 16, 2001. Paramount is owned by the Controlling Shareholder.

       Pursuant to an Agreement and Plan of Reorganization by and among the Company, Channel, and New Channel, Inc., a Delaware corporation, dated February 20, 1997, all of the stockholders of Channel (except for the Company) agreed to receive an aggregate of 103,200 shares of common stock of the Company in exchange for their shares of common stock, par values $0.001 per share, of Channel. On February 20, 1997, Channel became a wholly-owned subsidiary of the Company. Subsequent to this transaction, Channel issued a dividend to the Company consisting of all of Channel's rights to the CT-3 technology, which is in the field of pain and inflammation. On May 16, 1997, the Company issued 103,200 shares of common stock of the Company to stockholders of Channel. In connection with the issuance of these shares, the Company recognized an expense in the amount of $657,900. This expense is included in research and development expense in the accompanying 1997 consolidated statement of operations.

       Convertible Preferred Stock

       In May and August, 1997, the Company sold in a private placement 1,237,200 shares of Series A convertible preferred stock (Series A Preferred) to certain investors resulting in net proceeds of $10,613,184.

       Prior to August 7, 1998 (the Reset Date), each share of Series A Preferred was convertible into 2.12 shares of common stock initially at a conversion price of $4.72 per share of common stock. Pursuant to the Certificate of Designations for the Series A Preferred, the conversion price was adjusted on the

       Reset Date such that now each share is convertible into 3.27 shares of common stock at a conversion price of $3.06. This conversion price is subject to adjustment upon the occurrence of certain events, including the issuance of common stock at a per share price less than the conversion price, or the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of common stock shares outstanding.

       Holders of Series A Preferred will be entitled to receive dividends, as, when, and if declared by the Board of Directors. Commencing on the Reset Date, the holders of the Series A Preferred are entitled to payment-in-kind dividends, payable semi-annually in arrears, on their respective shares of Series A Preferred at the annual rate of 0.13 shares of Series A Preferred for each outstanding share of Series A Preferred. The Company did not make the February 7, 1999 dividend payment. On August 9, 1999, the Company issued a payment-in-kind dividend of 0.13325 of a share of Series A Preferred per share of Series A Preferred to holders of shares of Series A Preferred as of the record date of August 2, 1999, amounting to an aggregate of 73,219 shares. This dividend included the dividend payment of 0.065 of a share of Series A Preferred per share of Series A Preferred that had not been made on February 7, 1999, and the portion of the dividend payment due August 9, 1999, was increased from
       0.065 of a share to 0.06825 of a share to reflect non-payment of the February 7, 1999 dividend. The estimated fair value of the dividend was included in the Company's calculation of the 1999 net loss per common share.

       The holders of shares of Series A Preferred have the right at all meetings of stockholders of the Company to that number of votes equal to the number of shares of common stock issuable upon conversion of the Series A Preferred at the record or vote date for determination of the stockholders entitled to vote on such matters.

       In connection with the issuance of the convertible preferred stock, the Company recognized $1,628,251 and $3,703,304 in 1998 and 1997, respectively, as an imputed preferred stock dividend in the calculation of net loss per common share to record the difference between the conversion price of the preferred stock and the market price of the common stock on the effective date of the private placement.

       Upon liquidation, the holders of shares of Series A Preferred then outstanding will first be entitled to receive, pro rata, and in preference to the holders of common stock and any capital stock of the Company, an amount per share equal to $13.00 plus any accrued but unpaid dividends, if any.

       The Certificate of Designations of Series A Preferred provides that we may not issue securities that have superior rights to Series A Preferred without the consent of the holders of Series A Preferred. Accordingly, so long as these convertible securities remain unexercised and shares of Series A Preferred remain uncovered, the terms under which we could obtain additional funding, if at all, may be adversely affected.

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                    (formerly Atlantic Pharmaceuticals, Inc.)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

 (7)   Stock Options

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

       Stock Option Plan

       In July 1995, the Company established the 1995 Stock Option Plan (the
       Plan), which provided for the granting of up to 650,000 options to officers, directors, employees and consultants for the purchase of stock. In July 1996, the Plan was amended to increase the total number of shares authorized for issuance by 300,000 shares to a total of 950,000 shares and beginning with the 1997 calendar year, by an amount equal to one percent (1%) of the shares of common stock outstanding on December 31 of the immediately preceding calendar year. At December 31, 1999, 1,054,817 shares were authorized for issuance. The options have a maximum term of 10 years and vest over a period determined by the Company's Board of Directors (generally 4 years).

       The Company applies APB Opinion No. 25 in accounting for its plan. Accordingly, compensation cost has been recognized for stock options granted to employees and directors only to the extent that the quoted market price of the Company's stock at the date of grant exceeded the exercise price of the option.

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

       In November 1997, the Company granted options to purchase 24,000 shares of the Company's common stock at $9.50 per share to Investor Relations Group (Investor). These options expire November 10, 2002. The Company recognized expense of $81,952, which is included in general and administrative expense in the consolidated statement of operations for the year ended December 31, 1998. The expense represents the estimated fair market value of the options, in accordance with SFAS No. 123.

       During 1999, the Company granted its President options to purchase 50,000 shares of the Company's common stock which will be exercisable at such date that Optex is sold while he is still serving as President.

       All stock options granted in 1999 were granted at the quoted market price.

       Had compensation costs been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company's net loss applicable to common shares and net loss per common share (basic and diluted) would have been increased to the pro forma amounts indicated below:

                                                      1999            1998           1997
                                                 -------------   -------------  -------------
Net loss applicable to common shares:
    As reported                                  $   2,760,881       4,381,779      8,854,700
    Pro forma                                        3,623,177       5,038,676      9,537,916

Net loss per common share - basic and diluted:
    As reported                                           0.59            1.13           2.97
    Pro forma                                             0.77            1.30           3.20
                                                 =============   =============  =============


       The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants in 1999, 1998, and 1997; dividend yield of 0%; expected volatility of 94% for 1999, 95% for 1998 and 46% for 1997; risk-free interest rate of 6.5% for 1999, 5.0% for 1998 and 1997; and expected lives of eight years for each year.

       A summary of the status of the Company's stock plan as of December 1999, 1998, and 1997 and changes during the years then ended is presented below:


                                           Weighted                      Weighted                    Weighted
                                            average                      average                      average
                              1999         exercise         1998         exercise        1997        exercise
                             shares          price         shares         price         shares         price

                          -------------   ------------    ----------    -----------    ----------   ------------
At the beginning
    of the year                837,798 $         5.06       715,598 $         5.16       560,598 $         4.57

       Granted                 221,000           1.39       192,200           3.19       155,000           7.29
       Exercised                    --             --       (70,000)          0.75            --             --
       Cancelled              (662,598)          4.93            --             --            --             --
                          -------------   ------------    ----------    -----------    ----------   ------------
At the end of
    the year                   396,200 $         3.25       837,798 $         5.06       715,598 $         5.16
                                          ============                  ===========                 ============
Options exercisable
    at year-end                211,869                      574,660                      375,461
                          =============                   ==============               ==========
Weighted-average
    fair value of
    options granted
    during the year    $          1.20                 $       2.84                 $       3.74
                          =============                   ==========                   ==========

       The following table summarizes the information about stock options outstanding at December 31, 1999:


                                           Remaining             Number of
 Exercise              Number              contractual            options
  price             outstanding              life              exercisable
------------      ----------------     ----------------      ---------------

1.313                      20,000           0.25 years                5,000
1.313                     100,000           9.75 years               12,500
1.375                      20,000           9.60 years                   --
1.500                      75,000           9.80 years               75,000
1.750                       6,000           9.75 years                   --
2.313                       4,000           8.67 years                4,000
3.250                      20,000           0.25 years                8,889
3.250                      40,000           8.67 years               17,780
5.810                      50,000           0.25 years               37,500
6.625                      20,000           0.25 years               10,000
6.813                       1,200           3.25 years                1,200
7.000                       2,000           0.25 years                2,000
7.000                       2,000           7.50 years                2,000
7.250                      10,000           0.25 years               10,000
7.500                       2,000           6.50 years                2,000
9.500                      24,000           2.86 years               24,000
                  ----------------                           --------------
                          396,200                                   211,869
                  ================                           ===============

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

       As of December 14, 1996, the redeemable warrants are subject to redemption by the Company at a redemption price of $0.05 per redeemable warrant on 30 days prior written notice, provided that the average closing bid price of the common stock as reported on Nasdaq equals or exceeds $8.25 per share, subject to adjustment, for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day prior to the date of notice of the redemption.

       In December 1995, in connection with the IPO, the Company issued redeemable warrants to purchase 1,872,750 shares of common stock at an exercise price of $5.50 per share. These redeemable warrants expire on December 13, 2000. Commencing December 14, 1996, these redeemable warrants are subject to redemption by the Company at its option, at a redemption price of $.05 per warrant provided that the average closing bid price of the common stock equals or exceeds $8.25 per share for a specified period of time, and the Company has obtained the required approvals from the Underwriters of the Company's IPO. In January 1998, 1,000 warrants were exercised.

       In connection with the IPO, the Company granted to Joseph Stevens & Co., L.P. (the Underwriter) warrants to purchase from the Company 165,000 units, each unit consisting of one share of common stock and one redeemable warrant at an initial exercise price of $6.60 per unit. Such warrants are exercisable during the four-year period commencing December 13, 1996. The redeemable warrants issuable upon exercise of these warrants have an exercise price of $6.05 per share. As long as the warrants remain unexercised, the terms under which the Company could obtain additional capital may be adversely affected.

       The Company entered into an agreement with Paramount effective April 15, 1996 pursuant to which Paramount will, on a non-exclusive basis, render financial advisory services to the Company. Two warrants exercisable for shares of the Company's common stock were issued to Paramount in connection with this agreement. These included a warrant to purchase 25,000 shares of the Company's common stock at $10 per share, which warrant expires on April 16, 2001 and a warrant to purchase 25,000 shares of the Company's common stock at $8.05 per share, which warrant expires on June 16, 2001. In connection with the issuance of these warrants, the Company recognized an expense in the amount of $139,000 for the fair value of the warrants, in accordance with SFAS No. 123. This expense is included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 1996.

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

       The Company entered into an agreement with Investor pursuant to which Investor will render investor relations and corporate communication services to the Company. A warrant to purchase 24,000 shares of Company's common stock at $7.00 per share, which warrant expires on November 22, 2001, was issued in 1996. The Company recognized expense of $110,640, which is included in general and administrative expense in the consolidated statements of operations for the year ended December 31, 1997. The expense represents the fair value of the warrants, in accordance with SFAS No. 123.

       Concurrent with the private placement offering of Series A Preferred in 1997, the Company issued 123,720 warrants to designees of Paramount, the placement agent. These warrants are initially exercisable at a price equal to $11.00 per share and may be exercised at any time during the 10 year period commenced February 17, 1998. The rights, preferences and privileges of the shares of Series A Preferred issuable upon exercise of these warrants are identical to those offered to the participants in the private placement. The warrants contain anti-dilution provisions providing for adjustment of the number of securities underlying the Series A Preferred issuable upon exercise of the warrants and the exercise price of the warrants under certain circumstances. The warrants are not redeemable and will remain outstanding, to the extent not exercised, notwithstanding any mandatory redemption or conversion of the Series A Preferred underlying the warrants. In accordance with SFAS No. 123, the Company determined the fair value of the warrants using the Black Scholes Model and allocated this value of $570,143, to convertible preferred stock warrants with a corresponding reduction in additional paid-in capital. In June 1998, 6,525 warrants were exercised via a cashless method for 2,010 shares of Series A Preferred.

       On January 4, 2000, the Company entered into a Financial Advisory and Consulting Agreement with the Underwriters. In this agreement, the Company engaged the Underwriters to provide investment banking services from January 4, 2000 until January 4, 2001. As partial compensation for the services to be rendered by the Underwriters, the Company issued the Underwriters three warrants to purchase an aggregate of 450,000 shares of its common stock. The exercise price ranges between $2.50 and $4.50 and the exercise period of each warrant is at various times through 2007. In addition, each warrant may only be exercised when the market price of share of common stock is at least $1.00 greater than exercise price of that warrant. In connection with the issuance of the warrants, the Company and the Underwriters entered into a letter agreement granting registration rights in respect of the shares of common stock issuable upon exercise of the warrants. The Company intends to record the fair value of the warrants as general and administrative expense over the vesting period through January 4, 2001.

 (9)   Related-Party Transactions

       During 1999, the Company entered into consulting agreements with certain members of its Board of Directors. Prior to 1999, the Company had several consulting agreements with directors of the Company. These agreements, all of which have been terminated, required either monthly consulting fees or project-based fees. Consulting expense under these agreements was $99,000, $96,000 and $60,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

       One of the three members of the Board of Directors of the Company was a full-time officer of Paramount. In the regular course of its business, Paramount identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. The Company had several agreements with Paramount as well as with employees of Paramount pursuant to which Paramount and such employees of Paramount provide financial advisory services to the Company. Consulting expense under these agreements was $18,000, $36,000 and $28,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

(10)   Income Taxes

       There was no current or deferred tax expense for the years ended December 31, 1999, 1998 and 1997 because of the Company's operating losses.

       The components of deferred tax assets and deferred tax liabilities as of December 31, 1999 and 1998 are as follows:

                                                     1999         1998
                                                  ----------   ----------
      Deferred tax assets:

          Tax loss carryforwards                  $7,003,948    6,542,380
          Research and development credit            495,555      421,217
          Fixed assets                                 9,651       18,924
                                                  ----------   ----------
             Gross deferred tax assets             7,509,154    6,982,521
          Less valuation allowance                 7,509,154    6,982,521
                                                  ----------   ----------
             Net deferred tax assets                    --           --
      Deferred tax liabilities                          --           --

                                                  ----------   ----------
             Net deferred tax asset (liability)   $     --           --
                                                  ==========   ==========

       The reasons for the difference between actual income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 and the amount computed by applying the statutory federal income tax rate to losses before income tax (benefit) are as follows:

                                      1999                             1998                             1997
                          ------------------------------   -----------------------------    ---------------------------
                                              % of                             % of                            % of
                                             pretax                           pretax                          pretax
                             Amount         earnings          Amount         earnings          Amount        earnings
                          -------------   --------------   -------------   -------------    -------------   -----------
Income tax expense
    at statutory rate  $      (832,000)          (34.0%)$      (936,000)         (34.0%)$     (1,752,000)       (34.0%)
State income taxes,
    net of Federal
    tax benefit               (147,000)           (6.0%)       (165,000)          (6.0%)        (309,000)        (6.0%)
Change in valuation
    reserve                    527,000            21.5%       1,255,000           45.6%        2,239,000         43.4%
Credits generated
    in current year            (74,000)           (3.0%)       (183,000)          (6.6%)        (171,000)        (3.3%)
Adjustment to prior
    estimated income
    tax expense                529,000            21.6%              --           --  %               --         --  %
Other, net                      (3,000)           (0.1%)         29,000            1.0%           (7,000)        (0.1%)
                          -------------   --------------   -------------   -------------    -------------   -----------
Income tax benefit     $            --              -- %   $         --            -- % $             --              -- %
                          =============   ==============   =============   =============    =============   ===========



A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net change in the total valuation allowance for the years ended December 31, 1999, 1998 and 1997 was an increase of $527,000, $1,255,000 and $2,239,000, respectively. The tax benefit assumed using the federal statutory tax rate of 34% has been reduced to an actual benefit of zero due principally to the aforementioned valuation allowance.

At December 31, 1999, the Company had federal and state net operating loss tax carryforwards of approximately $17,400,000. The net operating loss carryforwards expire in various amounts starting in 2008 and 2000 for federal and state tax purposes, respectively. The Tax Reform Act of 1986 contains provisions which limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests. If the Company's net operating loss carryforwards are limited, and the Company has taxable income which exceeds the permissible yearly net operating loss carryforward, the Company would incur a federal income tax liability even though net operating loss carryforwards would be available in future years.

(11)   License Agreement

       On May 14, 1998, Optex entered into a Development and License Agreement (the Agreement) with Bausch & Lomb to complete the development of Catarex, a cataract-removal technology owned by Optex. Under the terms of the Agreement, Optex and Bausch & Lomb intend jointly to complete the final design and development of the Catarex System. Bausch & Lomb was granted an exclusive worldwide license to the Catarex technology for human ophthalmic surgery and will assume responsibility for commercializing Catarex globally. The Agreement is cancellable by Bausch & Lomb at any time upon six months written notice.

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

       During 1998, the Company received the first milestone payment of $2,500,000, which is nonrefundable, and recorded this amount as license revenue. In addition, the Company recorded $1,047,511 in 1998 as a reduction of expenses related to the research and development of the Catarex device. Of this amount, $381,015 is recorded as an account receivable at December 31, 1998.

       On September 16, 1999, the Company and Bausch & Lomb amended the Agreement to provide for an expanded role for Optex in development of the Caterex surgical device.

       Under the amended Agreement, Optex, in addition to the basic design work provided for in the original agreement, is responsible for providing Bausch & Lomb within a stated period Caterex devices for use in clinical trials, and assisting Bausch & Lomb in connection with development of manufacturing processes for scale-up of manufacture of the Caterex device.

       Additionally, Bausch & Lomb will reimburse Optex for all costs, including labor, professional services and materials, incurred by Optex in delivering those Caterex devices and performing manufacturing services, and will pay Optex a profit component of 25% on the first $6.4 million of such costs and just cost reimbursement on the remaining $1.6 million of estimated costs.

       During 1999, Optex recorded revenue pursuant to the amended Agreement of $1,082,510. Of this amount, $304,752 is recorded as an account receivable at December 31, 1999. In addition, through September 16, 1999, the date of the amendment, the Company recorded $1,229,068 as a reduction of expenses related to the research and development of the Catarex device.

       In connection with the revised agreement, the Company agreed to pay a bonus to its President totaling $141,000, payable monthly through September 2001. At December 31, 1999, $117,500 is still due and is included in accounts payable and accrued expenses in the accompanying 1999 consolidated balance sheet.

(12)   Commitments and Contingencies

       Consulting and Research Agreements

       The Company has entered into consulting agreements, under which stock options may be issued in the foreseeable future. The agreements are cancellable with no firm financial commitments.

       Operating Leases

       The Company rents certain office space under operating leases which expire in various years through 2002.

       Aggregate annual lease payments for noncancelable operating leases are as follows:

                           Year ending
                           December 31
                       --------------------
                              2000                  $      112,000
                              2001                         155,000
                              2002                          40,000
                                                      =============
                                                    $      307,000
                                                      =============

       Rent expense related to operating leases for the years ended December 31, 1999, 1998, and 1997 was $118,264, $97,756, and $62,683, respectively.

       Resignation of CEO

       In July 1998, the CEO of the Company resigned. The Company recorded $211,250 of expense for salary continuation through April 1999. Of this amount, $140,833 is recorded in accrued expenses at December 31, 1998. Pursuant to the resignation, all unvested stock options held by the CEO vested immediately and expired in July 1999.

       Termination of Agreement with the Trustees of the University of Pennsylvania

       On October 12, 1999, the Company and Channel announced the termination of the license agreement dated as of June 16, 1994, between the Trustees of the University of Pennsylvania (Penn) and Channel pursuant to which Channel received the rights to use cyclodextrin technology. The Company and Channel, on the one hand, and Penn, on the other hand, released each other from any further obligations under the license agreement. The Company paid Penn a portion of the patent costs for which Penn was seeking reimbursement under the agreement.