Form 10QSB
period 2000-03-31
ATLANTIC TECHNOLOGY VENTURES INC
filed 2000-05-11
CIK 1001316

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000
                               --------------

      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
      ___________.

                         Commission file number 0-27282

                       ATLANTIC TECHNOLOGY VENTURES, INC.
                       ----------------------------------

        (Exact name of small business issuer as specified in its charter)

                 Delaware                              36-3898269
        -------------------------------             ----------------
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)

               150 Broadway, Suite 1110, New York, New York 10038
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 267-2503
                                 --------------
                           (Issuer's telephone number)

               150 Broadway, Suite 1009, New York, New York 10038
               --------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X             No _____
    -------

Number of shares of common stock outstanding as of March 31, 2000:  5,302,378
                                                                    ---------

Transitional Small Business Disclosure Format (check one): Yes       No  X
                                                              ---       ---

                                      INDEX


PART I--  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         as of March 31, 2000 (unaudited) and December 31, 1999              3

         Consolidated Statements of Operations (unaudited)
         for the three months ended March 31, 2000 and 1999
         and the period from July 13, 1993 (inception) to March 31, 2000     4

         Consolidated Statements of Cash Flows (unaudited)
         for the three months ended March 31, 2000 and 1999
         and the period from July 13, 1993 (inception) to March 31, 2000     5

         Notes to Consolidated Financial Statements (unaudited)              6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                    8

PART II-- OTHER INFORMATION

Item 1.  Legal Matters                                                       1

Item 4.  Submission of Matters to a Vote of Security Holders                 1

Item 5.  Other Information                                                   1

Item 6.  Exhibits and Reports on Form 8-K                                    2

SIGNATURES

EXHIBIT INDEX

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                                   March 31,           December 31,
                                                         Assets                      2000                  1999
                                                                             ----------------------  ------------------
                                                                                  (Unaudited)
Current assets:
     Cash and cash equivalents                                             $             3,114,605           3,473,321
     Accounts receivable                                                                   319,396             337,323
     Prepaid expenses                                                                       37,599              17,414
                                                                             ----------------------  ------------------
                              Total current assets                                       3,471,600           3,828,058

Property and equipment, net                                                                122,191             131,832
Investment in preferred stock                                                              250,000                  --
Other assets                                                                                 2,901                  --
                                                                             ----------------------  ------------------

                              Total assets                                 $             3,846,692           3,959,890
                                                                             ======================  ==================

                                  Liabilities and Stockholders' Equity

Current liabilities - accounts payable and accrued expenses                $               495,944             542,759
                                                                             ----------------------  ------------------

Stockholders' equity:
     Preferred stock, $.001 par value. Authorized 10,000,000
      shares; 1,375,000 shares designated as Series A
      convertible preferred stock                                                               --                  --
     Series A convertible preferred stock, $.001 par value.
      Authorized 1,375,000 shares; 575,667 and 610,088 shares issued and outstanding at March 31, 2000 and December 31, 1999, respectively
      (liquidation preference aggregating $7,483,671 and $7,931,144 at March 31,
      2000
      and December 31, 1999, respectively)                                                     576                 610
     Convertible preferred stock warrants, 117,195 issued
      and outstanding at March 31, 2000 and December 31, 1999                              540,074             540,074
     Common stock, $.001 par value. Authorized 50,000,000
      shares; 5,106,405 and 4,815,990 shares issued and outstanding
      at March 31, 2000 and December 31, 1999, respectively                                  5,105               4,816
     Common stock subscribed. 182 shares at March 31, 2000
      and December 31, 1999                                                                     --                  --
     Additional paid-in capital                                                         22,973,876          21,662,272
     Deficit accumulated during development stage                                      (20,168,341)        (18,790,099)
                                                                             ----------------------  ------------------
                                                                                         3,351,290           3,417,673
     Less common stock subscriptions receivable                                               (218)               (218)
     Less treasury stock, at cost                                                             (324)               (324)
                                                                             ----------------------  ------------------

                              Total stockholders' equity                                 3,350,748           3,417,131
                                                                             ----------------------  ------------------

                              Total liabilities and stockholders' equity   $             3,846,692           3,959,890
                                                                             ======================  ==================

See accompanying notes to consolidated financial statements.

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                    Cumulative
                                                                                                    period from
                                                                                                   July 13, 1993
                                                                                                  (inception) to
                                                      Three months ended March 31,                   March 31,
                                             ------------------------------------------------
                                                      2000                     1999                    2000
                                             ------------------------ -------------------------------------------------
Revenues:
   Development revenue                    $                  912,481                      --                 1,994,991
   License revenue                                                --                      --                 2,500,000
   Grant revenue                                              13,009                      --                   190,010
                                             ------------------------ -------------------------------------------------

            Total revenues                                   925,490                      --                 4,685,001
                                             ------------------------ -------------------------------------------------

Costs and expenses:
   Cost of development revenue                               729,985                      --                 1,595,993
   Research and development                                  109,439                 560,339                 8,484,004
   General and administrative                              1,504,498                 370,850                15,172,926
   License fees                                                   --                      --                   173,500
                                             ------------------------ -------------------------------------------------

            Total operating expenses                       2,343,922                 931,189                25,426,423
                                             ------------------------ -------------------------------------------------

Other (income) expense:
   Interest and other income                                 (40,190)                (64,221)               (1,198,656)
   Interest expense                                               --                      --                   625,575
                                             ------------------------ -------------------------------------------------

            Total other (income) expense                     (40,190)                (64,221)                 (573,081)
                                             ------------------------ -------------------------------------------------

            Net loss                      $               (1,378,242)               (866,968)              (20,168,341)

Imputed convertible preferred stock
   dividend                                                       --                      --                 5,331,555
Preferred stock dividend issued in
   preferred shares                                          659,319                      --                   973,685
                                             ------------------------ -------------------------------------------------

Net loss applicable to common shares      $               (2,037,561)               (866,968)              (26,473,581)
                                             ======================== =================================================

Net loss per common share -
   basic and diluted                      $                    (0.41)                  (0.19)
                                             ======================== =======================

Shares used in calculation of net
   loss per common share - basic
   and diluted                                             4,968,921               4,573,009
                                             ======================== =======================


See accompanying notes to consolidated financial statements.

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                   Cumulative
                                                                                                   period from
                                                                                                  July 13, 1993
                                                                                                 (inception) to
                                                              Three months ended March 31,          March 31,
                                                         -----------------------------------
                                                                2000                 1999            2000
                                                         ---------------         -----------     ------------
Cash flows from operating activities:
   Net loss                                                $(1,378,242)        (866,968)         (20,168,341)
   Adjustments to reconcile net loss to
       net cash used in operating activities:
          Expense relating to issuance of warrants             990,820               --            1,289,022
          Expense relating to the issuance of options               --               --               81,952
          Expense related to Channel merger                         --               --              657,900
          Compensation expense relating to
               stock options                                        --               --              208,782
          Discount on notes payable - bridge
          financing                                                 --               --              300,000
          Depreciation                                          15,757           30,275              446,167
          Loss on disposal of furniture and equipment               --               --               73,387
          Changes in assets and liabilities:
               (Increase) decrease in accounts
               receivable                                       17,927           78,989             (319,396)
               (Increase) decrease in prepaid
               expenses                                        (20,185)          10,237              (37,599)
               Increase (decrease) in accrued
               expenses                                        (46,815)         (80,606)             495,944
               Increase in accrued interest                         --               --              172,305
               Increase in other assets                         (2,901)              --               (2,901)
                                                           -----------      -----------          -----------
                     Net cash used in operating
                     activities                               (423,639)        (828,073)         (16,802,778)
                                                           -----------      -----------          -----------
Cash flows from investing activities:
   Purchase of furniture and equipment                          (6,116)          (4,696)            (647,846)
   Increase in investment in preferred stock                  (250,000)              --             (250,000)
   Proceeds from sale of furniture and equipment                    --               --                6,100
                                                           -----------      -----------          -----------

                     Net cash used in investing
                     activities                               (256,116)          (4,696)            (891,746)
                                                           -----------      -----------          -----------
Cash flows from financing activities:
   Proceeds from exercise of warrants                               --               --                5,500
   Proceeds from exercise of stock options                     321,039               --              373,539
   Proceeds from issuance of demand notes payable                   --               --            2,395,000
   Repayment of demand notes payable                                --               --             (125,000)
   Proceeds from the issuance of notes payable -
       bridge financing                                             --               --            1,200,000
   Proceeds from issuance of warrants                               --               --              300,000
   Repayment of notes payable - bridge financing                    --               --           (1,500,000)
   Repurchase of common stock                                       --               --                 (324)
   Preferred stock dividend paid                                    --               --                 (318)
   Proceeds from the issuance of common stock                       --               --            7,547,548
   Proceeds from issuance of convertible preferred
   stock                                                            --               --           10,613,184
                                                           -----------      -----------          -----------
                     Net cash provided by financing
                     activities                                321,039               --           20,809,129
                                                           -----------      -----------          -----------
                     Net increase (decrease) in cash
                     and cash equivalents                     (358,716)        (832,769)           3,114,605
Cash and cash equivalents at beginning of period             3,473,321        5,835,669                   --
                                                           -----------      -----------          -----------
Cash and cash equivalents at end of period                 $ 3,114,605        5,002,900            3,114,605
                                                           ===========      ===========          ===========
Supplemental disclosure of noncash financing activities:
   Issuance of common stock in exchange for
       common stock subscriptions                          $        --               --                7,027
   Conversion of demand notes payable and the
   related
       accrued interest to common stock                             --               --            2,442,304
   Cashless exercise of preferred warrants                          --               --               30,069
   Conversion of preferred to common stock                         289              140                1,704
   Preferred stock dividend issued in shares                   659,324               --              973,690
                                                           ===========      ===========          ===========


See accompanying notes to consolidated financial statements.

                       ATLANTIC TECHNOLOGY VENTURES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             March 31, 2000 and 1999

(1)      BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information. Accordingly, the statements do not include all information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2000 or for any subsequent period. These financial statements should be read in conjunction with Atlantic Technology Ventures, Inc., and Subsidiaries' (the "Company") Annual Report on Form 10-KSB as of and for the year ended December 31, 1999.

(2)      LIQUIDITY

         The Company anticipates that their current resources, together with proceeds from an agreement between the Company and Bausch & Lomb Surgical will be sufficient to finance their currently anticipated needs for operating and capital expenditures for at least the next 12 months. In addition, the Company will attempt to generate additional capital through a combination of collaborative agreements, strategic alliances and equity and debt financing. However, the Company can give no assurance that they will be able to obtain additional capital through these sources or upon terms acceptable to them.

 (3)     COMPUTATION OF NET LOSS PER COMMON SHARE

         Basic loss per common share is calculated by dividing net loss applicable to common shares by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, as common equivalent shares from stock options, stock warrants, stock subscriptions and convertible preferred stock would have an antidilutive effect because the Company incurred a net loss during each period presented.

(4)      RECENTLY ISSUED ACCOUNTING STANDARDS

         In December 1999, the staff of the Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. SAB No. 101, as amended, must be adopted no later than the second quarter of fiscal years beginning after December 15, 1999 with an effective date of January 1, 2000 and the recognition of a cumulative effect adjustment calculated as of January 1, 2000. The Company is in the process of evaluating this SAB and the effect it will have on its consolidated financial statements and current revenue recognition policy.

 (5)     EMPLOYMENT AGREEMENTS

           The Company entered into employment agreements with three executives during April, 2000. These agreements provide for the payment of sign on and year end bonuses in 2000 totaling $200,000 and annual base salaries aggregating $425,000. Each agreement has an initial term of three years and can be terminated by the Company, subject to certain provisions, with the payment of severance amounts that range from three to six months.

(6)      PREFERRED STOCK DIVIDEND

            On February 15, 2000, the Company's board of directors declared a payment-in-kind dividend of 0.065 of a share of series A convertible preferred stock per share of series A convertible preferred stock to the holders of shares of the series A convertible preferred stock as of the record date of February 2, 2000. The estimated fair value of this dividend of $659,319 was included in the Company's calculation of net loss per common share for the three months ended March 31, 2000.

(7)      ISSUANCE OF STOCK WARRANTS

            As more fully described in Note 8 to the Company's Annual Report on Form 10-KSB as of and for the year ended December 31, 1999, the Company entered into a Financial Advisory and Consulting Agreement with Joseph Stevens & Company, Inc. during January 2000 pursuant to which the Company issued three warrants to purchase an aggregate of 450,000 shares of its common stock to Joseph Stevens & Company, Inc. In accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and other relative accounting literature, the Company is required to measure the expense associated with the warrants at each reporting date and recognize the appropriate portion of the expense at the end of each reporting period until the measurement date is reached (December 4, 2000 in this transaction). As a result, the Company recorded a general and administrative expense of $990,820 in the first quarter of 2000 based on the estimated value of the warrants as of March 31, 2000.

(8)      INVESTMENT IN PREFERRED STOCK

         The Company is a party to a letter of intent dated March 17, 2000, to acquire preferred stock representing a 35% ownership interest in a privately-held company that is currently developing next-generation high-speed fiber optic communications technologies. The purchase price for this ownership interest is $5 million in cash, 200,000 shares of the Company's common stock and a warrant to purchase 200,000 shares of the Company's common stock. The closing of this transaction, which is scheduled to occur in May 2000, is subject to the Company being satisfied with the results of its due diligence investigation, and is also subject to waiver by certain stockholders of the Company of their right to have their shares represent a fixed ownership interest, regardless of future issuances of capital stock.

Of the $5 million cash portion of the purchase price, the Company has paid $250,000 into escrow, to be released when the stockholder waivers referred to above are signed. An additional $750,000 is payable at closing, with the remainder payable in four quarterly installments of $1 million. If after closing the Company elects to not pay the balance of the cash purchase price, the Company's ownership interest in the investment would be reduced proportionately. The warrant would have a term of three years, and would be exercisable at $8.975 per share of common stock, but only if the market price of our common stock is $30 or more.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our results of operations and financial condition should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 1999.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000 AND 1999

         In accordance with its license and development agreement, as amended, with us, Bausch & Lomb Surgical ("Bausch & Lomb") reimburses our subsidiary, Optex Ophthalmologics, Inc. ("Optex") for Optex' costs related to the development of the Catarex ((TM)) technology plus a profit component. In the first quarter of 2000, this agreement provided $912,481 of development revenue and the related cost of development revenue was $729,985. For the quarter ended March 31, 1999, no revenue or cost of development revenue was recognized as all reimbursements from Bausch & Lomb prior to the September 1999 amendment were accounted for as reductions of research and development expense and general and administrative expenses.

         For the quarter ended March 31, 2000, research and development expense was $109,439 as compared to $560,339, net of Bausch & Lomb reimbursements of $508,867, in the first quarter of 1999, a decrease of 80%. The decrease is due to reduced expenditures on certain development projects.

         For the quarter ended March 31, 2000, general and administrative expense was $1,504,498 as compared to $370,850, net of Bausch & Lomb reimbursements of $31,480 in the first quarter of 1999. The increase is largely due to the $990,820 of expense associated with warrants issued to Joseph Stevens & Company and an increase in fees for professional services of approximately $197,000. This increase is offset to a degree by reductions in marketing and payroll expenses.

         For the first quarter of 2000, interest income was $40,190 compared to $64,221 in the first quarter of 1999, a decrease of 37%. The decrease is due to the decline in our cash reserves.

LIQUIDITY AND CAPITAL RESOURCES

         From inception to March 31, 2000 we had incurred an accumulated deficit of $20,168,341 and expect to continue to incur additional losses through the year ending December 31, 2000 and the foreseeable future.

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

         At March 31, 2000, we had $3,114,605 in cash and cash equivalents and working capital of $2,975,656. We are also obligated, and contingently obligated, under consulting and lease agreements to pay certain amounts in the future.

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

         Of the $5 million cash portion of the purchase price, we have paid $250,000 into escrow, to be released when the stockholder waivers referred to above are signed. An additional $750,000 is payable at closing, with the remainder payable in four quarterly installments of $1 million. If after closing we elect not to pay the balance of the cash purchase price, our ownership interest in the company would be reduced proportionately. The warrant would have a term of three years, and would be exercisable at $8.975 per share of common stock, but only if the market price of our common stock is $30 or more.

         As to the contemplated minority acquisition in a fiber optics communications company, we do not currently have the full amount of the cash purchase price. If the market price of our common stock permits it, we intend to redeem our redeemable warrants, which would encourage the holders to exercise the warrants, thereby providing us with capital that we could apply towards the cash purchase price. Alternatively, we could raise the necessary amount through debt or equity financing, or a combination of both. It is, however, possible that we will not be able to raise the required amount.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In December 1999, the staff of the Commission issued Staff Accounting Bulletin or SAB No. 101, Revenue Recognition in Financial Statements. SAB No.101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. This SAB, as amended, must be adopted no later than the second quarter of fiscal years beginning after December 15, 1999 with an effective date of January 1, 2000 and the recognition of a cumulative effect adjustment calculated as of January 1, 2000. We are in the process of evaluating this SAB and the effect it will have on our consolidated financial statements and current revenue recognition policy.

RESEARCH AND DEVELOPMENT ACTIVITIES

         Preclinical and clinical studies with our primary technologies are proceeding according to plan.

         Optex' development of the Catarex device is continuing in cooperation with Bausch & Lomb. Bausch & Lomb is preparing to file a 510(k) with the U.S. Food and Drug Administration, or the "FDA," for the Catarex device. In a 510(k) filing, a company requests that the FDA treat a given technology as substantially equivalent to an already approved technology, the aim being to greatly speed up the approval process. We anticipate that in the second quarter of 2000 Bausch & Lomb will meet with the FDA to discuss this filing.

         Research by Gemini Technologies, Inc. ("Gemini") on the antisense enhancing technology is continuing. We are currently considering strategies to maximize the potential of the 2-5A Chimeric Antisense Technology. We have conducted research at our own laboratory facilities and have sponsored research at the National Institutes of Health (the "NIH") focusing on two main objectives: (1) to advance basic research with the 2-5A Chimeric Antisense Technology in order to improve the knowledge base of the technology, efficiency of synthesis and to potentially increase its broad-potential ("platform") clinical utility and (2) to develop a potential lead product candidate for the treatment of Respiratory Syncytial Virus ("RSV") infection. Research to date has been conducted primarily in in vitro systems and has included studies of infectious diseases (RSV), herpes, human immunodeficiency virus, certain cancers (chronic myelogenous leukemia, glioblastoma), conditions modulated by 5-alpha reductase and dihydrotestosterone receptors (acne and androgenic alopecia) and aspects of the interferon pathway that are mediated by PKR (a protein kinase enzyme).

         In 1999, we completed a toxicology program required for entry into clinical trials. The results of the toxicity studies indicate that CT-3 poses a very low risk of unwanted effects in humans. We have begun the first clinical trial in Europe during April of 2000. We believe it is important that we conduct Phase I studies to determine CT-3's potential for detrimental central nervous system effects. The first trial will specifically address CT-3's potential to produce central nervous system effects resembling those of THC.

         In addition to pursuing clinical trials in Europe, Atlantic filed an Investigational New Drug application, or "IND," with the FDA for CT-3 in April of 2000. The design of the complete clinical program will require additional toxicology testing and formulation development prior to beginning large-scale clinical trials.

PART II -- OTHER INFORMATION

Item 1.  Legal Matters

Litigation Brought by Christopher R. Richied

         On May 13, 1999, Christopher R. Richied filed suit against a group of defendants, including Atlantic, in the U.S. District Court for the Southern District of New York. This lawsuit is described in our Quarterly Reports on Form 10-QSB for the quarterly periods ended June 30, 1999 and September 30, 1999.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         On February 16, 2000, Atlantic filed with the Securities and Exchange Commission, and mailed to stockholders on or about the same date, a definitive proxy statement seeking stockholder proxies consenting to a proposal that Atlantic's certificate of incorporation be amended to change Atlantic's name from "Atlantic Pharmaceuticals, Inc." to "Atlantic Technology Ventures, Inc."

         Approval of this proposal required the affirmative vote of a majority of the common stock and preferred stock, voting together as a class.

         Atlantic's board of directors presented these proposals for stockholder consideration at a special meeting of stockholders held on March 17, 2000, for which there was a quorum. The proposal received the affirmative vote of more than a majority of those stockholders present in person or by proxy. The total number of shares of common stock voted was 2,928,972 out of the 4,832,501 shares entitled to vote. The total number of shares of preferred stock voted was 212,670 out of the 605,088 shares entitled to vote, with each share being entitled to 3.27 votes. Of the 3,624,406 votes cast, 3,601,198, or 99.4%, were in favor of the proposal, 22,027, or less than 1%, were against the proposal, with 1,001, or less than 1%, abstaining.

         On March 21, 2000, Atlantic filed with the Secretary of State of Delaware a certificate of amendment of its certificate of incorporation effecting the name change authorized by the stockholders.

Item 5.  Other Information

Appointment of New President and New Outside Director

         On , May 3, 2000, Atlantic announced that it had appointed Frederic
P. Zotos, Esq., as its new President, and that the Dr. A. Joseph Rudick, Atlantic's former President, had assumed the position of Chief Executive Officer; Nicholas J. Rossettos, CPA was appointed Chief Financial Officer. In addition, Atlantic announced that its board of directors had appointed Mr. Peter
O. Kliem to fill a vacancy on the board of directors. Mr. Kliem serves an outside director, and has replaced Mr. Zotos on the board's compensation and audit committees.

Dividend Payments to Holders of Preferred Stock

         Pursuant to Atlantic's Certificate of Designations, holders of shares of Series A preferred stock were entitled to receive, commencing February 7, 1999, dividends on each share of preferred stock, payable in kind, at the rate of 10% of the Dividend Base Amount of $13.00, payable semiannually in arrears. On February 15, 2000, Atlantic issued a payment-in-kind dividend of 0.065 of a share of preferred stock per share of preferred stock to holders of shares of preferred stock as of the record date of February 2, 2000, amounting to an aggregate of 35,448 shares. Atlantic recognized a dividend in the amount of $659,319 related to this issuance.

Relocation of Principal Office

         Effective January 1, 2000, Atlantic relocated its principal office to a different floor of the same office building, and changed its telephone and facsimile numbers. The new office information is as follows:

                           Atlantic Technology Ventures, Inc.
                           150 Broadway Avenue, Suite 1009
                           New York, New York  10038
                           Telephone:       (212) 267-2503
                           Facsimile:       (212) 267-2159

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Form 8-K

         Atlantic did not file any reports on Form 8-K in the quarter ending March 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, Atlantic caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ATLANTIC TECHNOLOGY VENTURES, INC.


Date: May 11, 2000                 /s/ A. Joseph Rudick, M.D.
                                   --------------------------
                                   A. Joseph Rudick, M.D.
                                   Chief Executive Officer


Date: May 11, 2000                 /s/ Nicholas J. Rossettos
                                   -------------------------
                                   Nicholas J. Rossettos
                                   Chief Financial Officer
                                   (Principal Accounting and Financial Officer)