Form 10QSB
period 2000-06-30
ATLANTIC TECHNOLOGY VENTURES INC
filed 2000-08-21
CIK 1001316

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-QSB
(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000
                               -------------

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
___________.

                         Commission file number 0-27282

                       ATLANTIC TECHNOLOGY VENTURES, INC.
                       ----------------------------------

        (Exact name of small business issuer as specified in its charter)

                     Delaware                      36-3898269
            -------------------------------   -------------------
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

Yes X______       No _____


Number of shares of common stock outstanding as of June 30, 2000:

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes   No X

                                      INDEX

                                                                            Page
                                                                            ----

PART I--  FINANCIAL INFORMATION

Item 1.     Financial Statements

      Consolidated Balance Sheets
      as of June 30, 2000 (unaudited) and December 31, 1999                  3

      Consolidated Statements of Operations (unaudited)
      for the three monthse nded June, 2000 and 1999, the
      six months ended June 30, 2000 and 1999, and the
      period from July 13, 1993 (inception) to June 30, 2000                 4

      Consolidated Statements of Cash Flows (unaudited)
      for the six months ended June 30, 2000 and 1999, and the
      period from July 13, 1993 (inception) to June 30, 2000                 5

      Notes to Consolidated Financial Statements (unaudited)                 6

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of Operations                     8

PART II-- OTHER INFORMATION

Item 1.   Legal Matters                                                      1

Item 6.   Exhibits and Reports on Form 8-K                                   2

SIGNATURES

EXHIBIT INDEX

PART I -- OTHER INFORMATION

Item 1.     Financial Statements

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           Consolidated Balance Sheets

                                                                                   June 30,              December 31,
                                                Assets                               2000                    1999
                                                                               ------------------     -------------------
                                                                                  (Unaudited)
Current assets:
    Cash and cash equivalents                                              $           1,605,801 (8,9)         3,473,321
    Accounts receivable                                                                  821,847                 337,323
    Prepaid expenses                                                                      37,599                  17,414
                                                                               ------------------     -------------------
                   Total current assets                                                2,465,247               3,828,058

Property and equipment, net                                                              122,282                 131,832
Investment in affiliate                                                                   86,277                      --
Other assets                                                                               2,901                      --
                                                                               ------------------     -------------------

                   Total assets                                            $           2,676,707               3,959,890
                                                                               ==================     ===================

                         Liabilities and Stockholders' Equity

Current liabilities - accounts payable and accrued expenses                $             542,482                 542,759
                                                                               ------------------     -------------------

Stockholders' equity:
    Preferred stock, $.001 par value. Authorized 10,000,000
       shares; 1,375,000 shares designated as Series A
       convertible preferred stock                                                            --                      --
    Series A convertible preferred stock, $.001 par value.
       Authorized 1,375,000 shares; 376,703 and 610,088 shares issued and outstanding at June 30, 2000 and December 31, 1999, respectively
       (liquidation preference aggregating $4,897,139 and $7,931,144 at June 30,
       2000 and December 31, 1999, respectively)                                             377                     610
    Convertible preferred stock warrants, 112,896 and 117,195
       issued and outstanding at June 30, 2000 and
       December 31, 1999, respectively                                                   520,263                 540,074
    Common stock, $.001 par value. Authorized 50,000,000
       shares; 5,964,103 and 4,815,990 shares issued and outstanding
       at June 30, 2000 and December 31, 1999, respectively                                5,964                   4,816
    Common stock subscribed. 182 shares at June 30, 2000
       and December 31, 1999                                                                  --                      --
    Additional paid-in capital                                                        24,863,862              21,662,272
    Deficit accumulated during development stage                                     (23,255,699)            (18,790,099)
                                                                               ------------------     -------------------
                                                                                       2,134,767               3,417,673

    Less common stock subscriptions receivable                                              (218)                   (218)
    Less treasury stock, at cost                                                            (324)                   (324)
                                                                               ------------------     -------------------

                   Total stockholders' equity                                          2,134,225               3,417,131
                                                                               ------------------     -------------------

                   Total liabilities and stockholders' equity               $          2,676,707               3,959,890
                                                                               ==================     ===================


See accompanying notes to consolidated financial statements.

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                             Cumulative
                                                                                                             period from
                                                                                                            July 13, 1993
                                                                                                           (inception) to
                                                     Three months ended June 30,  Six months ended June 30,   June 30,
                                                     ----------------------------------------------------
                                                        2000          1999         2000         1999         2000
                                                     -----------   -----------  -----------  ------------ ------------
Revenues:
   Development revenue                             $  1,434,634   $        --  $ 2,347,115    $       --    3,429,625
   License revenue                                           --            --           --            --    2,500,000
   Grant revenue                                             --            --       13,009            --      190,010
                                                     -----------   -----------  -----------  ------------ ------------

       Total revenues                                 1,434,634            --    2,360,124            --    6,119,635
                                                     -----------   -----------  -----------  ------------ ------------

Costs and expenses:
   Cost of development revenue                        1,147,707            --    1,877,692            --    2,743,700
   Research and development                             212,914       365,139      322,353       925,478    8,696,918
   Acquired in-process research and development       2,390,023 (8)        --    2,390,023            --    2,390,023
   General and administrative                           781,785 (9)   337,938    2,286,283 (7)   708,788   15,954,711
   License fees                                              --            --           --            --      173,500
                                                     -----------   -----------  -----------  ------------ ------------

       Total operating expenses                       4,532,429       703,077    6,876,351     1,634,266   29,958,852
                                                     -----------   -----------  -----------  ------------ ------------

       Operating loss                                (3,097,795)     (703,077)  (4,516,227)   (1,634,266) (23,839,217)

Other (income) expense:
   Interest and other income                            (34,137)      (58,302)     (74,327)     (122,523)  (1,232,793)
   Interest expense                                          --            --           --            --      625,575
   Equity in (earnings)/loss of affiliate                23,700            --       23,700            --       23,700
                                                     -----------   -----------  -----------  ------------ ------------

       Total other (income) expense                     (10,437)      (58,302)     (50,627)     (122,523)    (583,518)
                                                     -----------   -----------  -----------  ------------ ------------

       Net loss                                    $ (3,087,358)  $  (644,775) $(4,465,600)  $(1,511,743) (23,255,699)
                                                     ===========   ===========  ===========  ============ ============

Imputed convertible preferred stock
   dividend                                                  --            --           --            --    5,331,555
Preferred stock dividend issued in
   preferred shares                                          --            --      659,319            --      973,685
                                                     -----------   -----------  -----------  ------------ ------------

Net loss applicable to common shares               $ (3,087,358)     (644,775)  (5,124,919)   (1,511,743) (29,560,939)
                                                     ===========   ===========  ===========  ============ ============

Net loss per common share -
   basic and diluted                               $      (0.56)        (0.14)       (0.98)        (0.37)
                                                     ===========   ===========  ===========  ============

Shares used in calculation of net
   loss per common share - basic
   and diluted                                        5,503,803     4,699,454    5,236,680     4,080,398
                                                     ===========   ===========  ===========  ============


See accompanying notes to consolidated financial statements.

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                                  Cumulative
                                                                                                                 period from
                                                                                                                 July 13, 1993
                                                                                Six months ended June 30,        (inception) to
                                                                             ---------------------------------     June 30,
                                                                                 2000              1999              2000
                                                                             -------------    ----------------   -------------
Cash flows from operating activities:
    Net loss                                                              $    (4,465,600)         (1,511,743)    (23,255,699)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
        Acquired in-process research and development                            1,800,000  (8)             --       1,800,000
        Expense relating to issuance of warrants                                       --                  --         298,202
        Expense relating to the issuance of options                                    --                  --          81,952
        Expense related to Channel merger                                              --                  --         657,900
        Change in equity of affiliate                                              23,700                  --          23,700
        Compensation expense relating to
          stock options and warrants                                            1,061,654  (7)             --       1,270,436
        Discount on notes payable - bridge financing                                   --                  --         300,000
        Depreciation                                                               32,729              60,550         463,139
        Loss on disposal of furniture and equipment                                    --                  --          73,387
        Changes in assets and liabilities:
          (Increase) decrease in accounts receivable                             (484,524)               (558)       (821,847)
          (Increase) decrease in prepaid expenses                                 (20,185)             20,475         (37,599)
          Increase (decrease) in accrued expenses                                    (277)           (277,488)        542,482
          Increase (decrease) in accrued interest                                      --                  --         172,305
          (Increase) decrease in other assets                                      (2,901)                 --          (2,901)
                                                                             -------------    ----------------   -------------
             Net cash used in operating activities                             (2,055,404)         (1,708,764)    (18,434,543)
                                                                             -------------    ----------------   -------------
Cash flows from investing activities:
    Purchase of furniture and equipment                                           (23,179) (8)         (4,696)       (664,909)
    Acquisition of investment                                                    (109,977)                 --        (109,977)
    Proceeds from sale of furniture and equipment                                      --                  --           6,100
                                                                             -------------    ----------------   -------------

             Net cash used in investing activities                               (133,156)             (4,696)       (768,786)
                                                                             -------------    ----------------   -------------
Cash flows from financing activities:
    Proceeds from exercise of warrants                                                 --                  --           5,500
    Proceeds from exercise of stock options                                       321,040                  --         373,540
    Proceeds from issuance of demand notes payable                                     --                  --       2,395,000
    Repayment of demand notes payable                                                  --                  --        (125,000)
    Proceeds from the issuance of notes payable -
      bridge financing                                                                 --                  --       1,200,000
    Proceeds from issuance of warrants                                                 --                  --         300,000
    Repayment of notes payable - bridge financing                                      --                  --      (1,500,000)
    Repurchase of common stock                                                         --                  --            (324)
    Preferred stock dividend paid                                                      --                  --            (318)
    Proceeds from the issuance of common stock                                         --                  --       7,547,548
    Proceeds from issuance of convertible preferred stock                              --                  --      10,613,184
                                                                             -------------    ----------------   -------------

             Net cash provided by financing activities                            321,040                  --      20,809,130
                                                                             -------------    ----------------   -------------

             Net decrease in cash and cash equivalents                         (1,867,520)         (1,713,460)      1,605,801

Cash and cash equivalents at beginning of period                                3,473,321           5,835,669              --
                                                                             -------------    ----------------   -------------
Cash and cash equivalents at end of period                                $     1,605,801           4,122,209       1,605,801
                                                                             =============    ================   =============
Supplemental disclosure of noncash financing activities:
    Issuance of common stock in exchange for
      common stock subscriptions                                          $            --                  --           7,027
    Conversion of demand notes payable and the related
      accrued interest to common stock                                                 --                  --       2,442,304
    Cashless exercise of preferred warrants                                        19,811                  --          49,880
    Conversion of preferred to common stock                                           289                 140           1,704
    Preferred stock dividend issued in shares                                     659,324                  --         973,690
                                                                             =============    ================   =============

See accompanying notes to consolidated financial statements.

                       ATLANTIC TECHNOLOGY VENTURES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2000

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

(2)   LIQUIDITY

      The Company anticipates that their current resources, together with proceeds from an agreement between the Company and Bausch & Lomb Surgical, will be sufficient to finance their currently anticipated needs for operating and capital expenditures for at least the next 9 months. In addition, the Company will attempt to generate additional capital through a combination of collaborative agreements, strategic alliances, and equity and debt financing. However, the Company can give no assurance that it will be able to obtain additional capital through these sources or upon terms acceptable to them.

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

(4)   RECENTLY ISSUED ACCOUNTING STANDARDS

      In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. SAB No. 101, as amended, must be adopted no later than the fourth quarter of fiscal years beginning after December 15, 1999 with an effective date of January 1, 2000 and the recognition of a cumulative effect adjustment calculated as of January 1, 2000. The Company is in the process of evaluating this SAB and the effect it will have on its consolidated financial statements and current revenue recognition policy.

 (5)  EMPLOYMENT AGREEMENTS

      The Company entered into employment agreements with four executives during April and May, 2000. These agreements provide for the payment of signing and year end bonuses in 2000 totaling $225,000, and annual base salaries aggregating $550,000. Each agreement has an initial term of three years and can be terminated by the Company, subject to certain provisions, with the payment of severance amounts that range from three to six months.

(6)   PREFERRED STOCK DIVIDEND

      On February 15, 2000, the Company's board of directors declared a payment-in-kind dividend of 0.065 of a share of Series A convertible preferred stock per share of Series A convertible preferred stock to the holders of shares of Series A convertible preferred stock as of the record date of February 2, 2000. The estimated fair value of this dividend of $659,319 was included in the Company's calculation of net loss per common share for the six months ended June 30, 2000.

      On August 7, 2000, the Company's board of directors declared a payment-in-kind dividend of 0.065 of a share of Series A convertible preferred stock per share of Series A convertible preferred stock to the holders of shares of Series A convertible preferred stock as of the record date of August 7, 2000.

      During the 3 months ended June 30, 2000, 4,299 Series A convertible preferred stock warrants were exercised in cashless transactions for 9,453 shares of the Company's Common Stock.

(7)   ISSUANCE OF STOCK WARRANTS

      As more fully described in Note 8 to the Company's Annual Report on Form 10-KSB as of and for the year ended December 31, 1999, on January 4, 2000, the Company entered into a Financial Advisory and Consulting Agreement with Joseph Stevens & Company, Inc. pursuant to which the Company issued to Joseph Stevens & Company, Inc. three warrants to purchase an aggregate of 450,000 shares of its common stock. In accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and other relative accounting literature, the Company is required to measure the expense associated with these warrants at each reporting date and recognize the appropriate portion of the expense at the end of each reporting period until the measurement date is reached (December 4, 2000 in this transaction). As a result, the Company recorded a general and administrative expense of $990,820 in the first quarter of 2000 and $70,834 in the second quarter of 2000 based on the estimated value of the vested warrants as of March 31, 2000 and June 30, 2000, respectively.

(8)   INVESTMENT IN PREFERRED STOCK

      On May 12, 2000, the Company entered into an agreement to acquire preferred stock representing a 35% ownership interest in TeraComm Research, Inc., a privately-held company that is developing next-generation high-speed fiberoptic communications technologies. The purchase price for this ownership interest was $5 million in cash, 200,000 shares of the Company's common stock, and a warrant to purchase a further 200,000 shares of the Company's common stock, the stock and the warrant being valued at $1.8 million. The warrant has a term of three years and is exercisable at $8.975 per share of common stock, but only if the market price of the Company's common stock is $30 or more.

      Of the $5 million cash portion of the purchase price, the Company had as of June 30, 2000, paid $700,000, and in early July the Company paid a further $300,000. A further $1 million is payable when TeraComm achieves an agreed technical milestone and the remainder thereafter payable in three quarterly installments of $1 million. If upon TeraComm achieving the technical milestone or if by December 30, 2000 (even if TeraComm does not achieve the technical milestone) the Company elects not to pay the next installment of the cash portion of the purchase price, the Company would forfeit the right to pay any further installments on the cash purchase price and the Company's ownership interest in the TeraComm would be reduced to reflect the proportion of the total purchase price that the Company had actually paid.

      The Company has expensed as acquired in-process research and development approximately $2.37 million of the stock and warrant issued to TeraComm and the initial $700,000 paid towards the cash purchase price, as TeraComm's product development activity is in the very early stages. The majority of the $300,000 subsequently paid towards the cash purchase price and the majority of any further such payments will likely represent additional acquired in-process research and development.

(9)   GENERAL AND ADMINISTRATIVE EXPENSES

     The increase in general and administrative expenses for the quarter ended June 30, 2000 is largely due to the $70,834 of expense associated with warrants issued to Joseph Stevens & Company, costs of approximately $159,000 incurred in hiring and relocating executives, and an increase in fees for professional services of approximately $90,000 attributable to legal services performed in connection with the Company's investment in TeraComm.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion of our results of operations and financial condition in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 1999.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 2000 VS. 1999

      In accordance with a license and development agreement, as amended, Bausch & Lomb Surgical reimburses our subsidiary, Optex Ophthalmologics, Inc., for costs Optex incurs in developing its Catarex(TM) technology, plus a profit component. In the second quarter of 2000, this agreement provided $1,434,634 of development revenue, and the related cost of development revenue was $1,147,707. For the quarter ended June 30, 1999, no revenue or cost of development revenue was recognized as all reimbursements from Bausch & Lomb prior to the September 1999 amendment were accounted for as reductions of research and development expense and general and administrative expenses.

      For the quarter ended June 30, 2000, research and development expense was $212,914 as compared to $365,139 net of Bausch and Lomb reimbursements of $369,332 in the second quarter of 1999, a decrease of 42%. This decrease is due to reduced expenditures on certain development projects.

      As of June 30, 2000, we have made an investment of $700,000 cash and commonstock and warrants valued at $1.8 million. For the quarter ended June 30,2000, we have expensed approximately $2.39 milion of this payment asacquired in-process research and development as Teracomm's product development activity is in the very early stages.

      For the quarter ended June 30, 2000, general and administrative expense was $781,785 as compared to $337,938 net of Bausch and Lomb reimbursements of $12,240 in the second quarter of 1999. This increase is largely due to the $70,834 of expense associated with warrants issued to Joseph Stevens & Company, costs of approximately $159,000 incurred in hiring and relocating executives, and an increase in fees for professional services of approximately $90,000 attibutable to the due diligence and closing of the TeraComm investment.

      For the second quarter of 2000, interest income was $34,137 compared to $58,302 in the second quarter of 1999, a decrease of 42%. This decrease is due to the decline in our cash reserves.

SIX MONTH PERIOD ENDED JUNE 30, 2000 VS. 1999

      In accordance with a license and development agreement, as amended, Bausch & Lomb Surgical reimburses our subsidiary, Optex Ophthalmologics, Inc., for costs Optex incurs in developing its Catarex(TM) technology, plus a profit component. In the six month period ended June 30, 2000, this agreement provided $2,347,115 of development revenue, and the related cost of development revenue was $1,877,692. For the six month period ended June 30, 1999, no revenue or cost of development revenue was recognized as all reimbursements from Bausch & Lomb prior to the September 1999 amendment were accounted for as reductions of research and development expense and general and administrative expenses.

      For the six month period ended June 30, 2000, research and development expense was $322,353 as compared to $925,478 net of Bausch and Lomb reimbursements of $878,199 in the six month period ended June 30, 1999, a decrease of 65%. This decrease is due to reduced expenditures on certain development projects.

      As of June 30, 2000, we have made an investment of $700,000 cash and common stock and warrants valued at $1.8 million. For the six month period ended June 30, 2000, we have expensed approximately $2.39 million of this payment as acquired in-process research and development as Teracomm's product development activity is in the very early stages.

      For the six month period ended June 30, 2000, general and administrative expense was $2,286,283 as compared to $708,788 net of Bausch and Lomb reimbursements of $43,720 in the six month period ended June 30, 1999. This increase is largely due to the $1,061,654 of expense associated with warrants issued to Joseph Stevens & Company, costs of approximately $159,000 incurred in hiring and relocating executives, and an increase in fees for professional services of approximately $287,000 attributable to the due diligence and closing of the TeraComm investment.

      For the six month period ended June 30, 2000, interest income was $74,327 compared to $122,523 in the six month period ended June 30, 1999, a decrease of 39%. This decrease is due to the decline in our cash reserves.

LIQUIDITY AND CAPITAL RESOURCES

      From inception to June 30, 2000, we incurred an accumulated deficit of $23,255,699, and we expect to continue to incur additional losses through the year ending December 31, 2000 and for the foreseeable future.

      Our available working capital and capital requirements will depend upon numerous factors, including progress of our research and development programs; our progress in and the cost of ongoing and planned preclinical and clinical testing; the timing and cost of obtaining regulatory approvals; the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; competing technological and market developments; changes in our existing collaborative and licensing relationships; the resources that we devote to the developing manufacturing and commercializing capabilities; technological advances; status of competitors; our ability to establish collaborative arrangements with other organizations; and our need to purchase additional capital equipment.

      We anticipate that our current resources, together with proceeds from the Bausch & Lomb agreement, will be sufficient to finance our currently anticipated needs for operating and capital expenditures for at least the next nine months. In addition, we will attempt to generate additional capital through a combination of collaborative agreements, strategic alliances and equity and debt financing. However, we can give no assurance that we will be able to obtain additional capital through these sources or upon terms acceptable to us. At June 30, 2000, we had $1,605,801 in cash and cash equivalents and working capital of $1,922,765.

      On May 12, 2000, we entered into an agreement to acquire preferred stock representing a 35% ownership interest in TeraComm Research, Inc., a privately-held company that is developing next-generation high-speed fiberoptic communications technologies. The purchase price for this ownership interest was $5 million in cash, 200,000 shares of our common stock, and a warrant to purchase a further 200,000 shares of our common stock. The warrants have a term of three years and is exercisable at $8.975 per share of common stock, but only if the market price of our common stock is $30 or more.

      Of the $5 million cash portion of the purchase price, we have paid $1,000,000, with a further $1 million payable when TeraComm achieves an agreed technical milestone and the remainder thereafter payable in three quarterly installments of $1 million. If upon TeraComm achieving the technical milestone or if by December 31, 2000 (even if TeraComm does not achieve the technical milestone) we elect not to pay the next installment of the cash portion of the purchase price, we would forfeit the right to pay any further installments on the cash purchase price and our ownership interest in the TeraComm would be reduced to reflect the proportion of the total purchase price that we had actually paid.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

      In December 1999, the staff of the Commission issued Staff Accounting Bulletin or SAB No. 101, Revenue Recognition in Financial Statements. SAB No.101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. This SAB, as amended, must be adopted no later than the fourth quarter of fiscal years beginning after December 15, 1999 with an effective date of January 1, 2000 and the recognition of a cumulative effect adjustment calculated as of January 1, 2000. We are in the process of evaluating this SAB and the effect it will have on our consolidated financial statements and current revenue recognition policy.

RESEARCH AND DEVELOPMENT ACTIVITIES

      Preclinical and clinical studies involving our primary technologies are proceeding according to plan.

Optex

      Optex's development of the Catarex device is continuing in cooperation with Bausch & Lomb. Bausch & Lomb is preparing to file a 510(k) with the U.S. Food and Drug Administration, or the "FDA," for the Catarex device. In a 510(k) filing, a company requests that the FDA treat a given technology as substantially equivalent to an already approved technology, the aim being to speed up the approval process. We anticipate that in the fourth quarter of 2000 Bausch & Lomb will meet with the FDA to discuss this filing.

      On July 14, 2000, we entered into a one-year option to exclusively license a patented polymer gel technology in the field of ophthalmology from the Massachusetts Institute of Technology. We intend to use the technology to develop an injectable lens substitute that would be used, in an integrated product package, with the Catarex device in both cataract and refractive surgery. Current methods of cataract surgery are not compatible with the use of injectable gel lens substitutes because they functionally destroy the integrity of the lens capsule, thereby rendering it impossible to refill the capsule. We believe that since cataract removal using the Catarex device leaves the entire capsule essentially intact except for a tiny peripheral hole in the lens capsule, it is the only technology that allows for the possibility of replacing the lens with an injectable, gel-like substance instead of a rigid intra-ocular, fixed focus lens implant. We believe that a soft and pliable lens would more closely mimic the eye's natural function, expanding and contracting quickly to accommodate the different focal lengths needed for near and far vision. A flexible lens substitute could be implanted into any adult and be used to correct not only their distance refractive error, but also potentially eliminate the need for reading glasses and bifocals, which everyone needs as they age and their natural lenses start to lose their flexibility. Use in refractive surgery of our Catarex lens removal device combined with an injectable lens substitute that we develop would create an entirely new market for our products.

CT-3

      We are continuing to develop CT-3, a patented synthetic derivative of tetrahydrocannabinol (THC), the active ingredient in marijuana, as an alternative to nonsteroidal anti-inflammatory drugs (NSAIDs). In May 2000, the FDA approved an Investigational New Drug application, or "IND," to begin clinical trials for CT-3 in the U.S. Additional toxicology testing and formulation development will be necessary before we can begin large-scale clinical trials. In addition, we began the first clinical trial in Europe during July of 2000. We believe it is important that we conduct Phase I studies to determine CT-3's potential for detrimental central nervous system effects. The first trial will specifically address CT-3's potential to produce central nervous system effects resembling those of THC.

Gemini

      Our subsidiary Gemini Technologies, Inc. is continuing its research on antisense enhancing technology. On August 14, 2000, Gemini was awarded a Small Business Innovation Research (SBIR) phase II grant by the National Institute for Allergy and Infectious Diseases (NIAID), a unit of the National Institutes of Health (NIH). The grant, which totals approximately $750,000, will be used to fund a pre-clinical efficacy study using aerosolized 2-5A antisense compound for the inhibition of respiratory syncytial virus (RSV) in monkeys. It also will provide money for the toxicological and pharmacological studies needed to file an investigational new drug (IND) application with the FDA to begin clinical studies in humans.

      This research is intended to build upon previous published research reported in the Proceedings of the National Academy of Sciences (PNAS) Vol. 95, July 1998, that documented the compound's effectiveness against a broad spectrum of RSV strains. Data collected to date indicate that the molecule to be tested has 130 times greater in vitro potency than Ribavarin (Virazole), one of two FDA-approved treatments for RSV infections (the other treatment is a monoclonal antibody recommended for use in high-risk infants only). This molecule has also been shown to be stable against degradative enzymes, and is capable of being absorbed into lung tissue when administered in a droplet formulation.

      The primate study will be conducted at the Tulane Regional Primate Research Center in Covington, Louisiana. Vicki Traina-Dorge, Ph.D., will overview the animal study. Hagen Cramer, Ph.D., of Gemini will design the study and develop the aerosolization method. He will also act as Principle Investigator of the grant. All of the analyses will be conducted at the Gemini research facility in Cleveland. Other team members of Gemini include Jim Okicki, chemical research associate, Frank Longano, biology research associate, Lateef Saffore, biology research associate, Robert Silverman, Ph.D., consultant, and Doug Leaman, Ph.D. consultant.

      By focusing the 2-5A antisense program on primate-oriented RSV, we will be able to more effectively pursue corporate partnerships to develop an RSV therapeutic treatment as a lead product candidate for our 2-5A antisense technology. After we enter into such a partnership, we plan to expand our research and development of 2-5A antisense technology into additional areas of potential clinical use. These additional areas include other infectious diseases (herpes, human immunodeficiency virus), certain cancers (chronic myelogenous leukemia, glioblastoma), conditions modulated by 5-alpha reductase and dihydrotestosterone receptors (acne and androgenic alopecia), and aspects of the interferon pathway that are mediated by PKR (a protein kinase enzyme), all of which have shown promising in vitro studies to date.

TeraComm

      On May 12, 2000, we acquired a 35% ownership interest in TeraComm Research, Inc. (See Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.) TeraComm is developing a fiberoptic transmitter that uses a high-temperature superconductor
(HTS) material to switch a laser beam on and off with a high-speed electronic digital signal. HTS materials have zero electrical resistance at low temperatures (< 70 K), and also can have very high optical reflectance in their superconducting state while they can transmit light in their normal (non-superconducting) state. TeraComm discovered that a small electric current in an HTS material could switch the material between states, and do so very quickly--in less than a millionth millionth of a second. Because the HTS optical switch works best at far infrared wavelengths and these optical waves are too large to send through an optical fiber, the TeraComm invention employs an optical wavelength converter to change the waves to the band that is just right for the fiber.

      Thus far, TeraComm has successfully developed methods of producing effective HTS thin-films with metal electrodes, has successfully demonstrated control of optical transmission in HTS films using electric current, and has been awarded patents covering implementation of this technology for fiberoptic telecommunications.To date, we have provided TeraComm with approximately $1 million of development funds. Our investment is enabling TeraComm to accelerate its development program. TeraComm is currently focusing on successfully completing a definitive proof-of-principle test during 2000 and delivering prototypes to the market in 2001.

      On May 23, 2000, we announced that we had appointed Walter L. Glomb, Jr., as Vice President. Mr. Glomb is responsible for supporting our investment in TeraComm and identifying complimentary electronic infrastructure and communication technologies for us to develop. Mr. Glomb is based in our new office in Vernon, Connecticut, in the center of major cluster of photonics companies that stretches from Boston to New Jersey. Atlantic's new strategy focuses on our developing strategic partnerships with early-stage companies, and we feel that this region promises to be a rich source of such partnerships.

PART II -- OTHER INFORMATION

Item 1.     Legal Matters

Litigation Brought by Christopher R. Richied

      On May 13, 1999, Christopher R. Richied filed suit against a group of defendants, including Atlantic, in the U.S. District Court for the Southern District of New York. This lawsuit is described in our Quarterly Reports on Form 10-QSB for the quarterly periods ended June 30, 1999 and September 30, 1999. This case was settled by the parties on August 8, 2000. The defendants have agreed that Atlantic is not required to contribute to any settlement payment and will not be responsible for any costs incurred in defending this litigation.

Arbitration Brought by the Cleveland Clinic Foundation

      Our subsidiary Gemini has an exclusive worldwide sublicense from the Cleveland Clinic Foundation to a U.S. patent and related patent applications, as well as corresponding foreign applications, relating to 2-5A chimeric antisense technology and its use for selective degradation of targeted RNA. On May 8, 2000, the Cleveland Clinic Foundation filed a claim for arbitration before the American Arbitration Association to terminate this sublicense, claiming that we have breached the sublicense. We believe that the asserted claims are without merit and we intend to vigorously defend this action.

Item 5.     Other Information

      As of July 18, 2000, Atlantic and TeraComm Research, Inc. amended the Preferred Stock Purchase Agreement dated May 12, 2000, pursuant to which we purchased 1,400 shares of TeraComm preferred stock representing a 35% ownership interest in TeraComm.

      In this amendment, the parties agreed that the $4 million balance of the $5 million cash component of the purchase price, including the $1 million payments due on August 12, 2000 and November 12, 2000, would not be due until TeraComm achieves a certain milestone. Within ten days after TeraComm achieves that milestone, we must pay TeraComm $1 million and must thereafter make to TeraComm three payments of $1 million at three-month intervals. If we fail to make any of these payments, TeraComm's only recourse remains reducing proportionately our ownership interest. Our failure to make the first $1 million payment by midnight at the end of December 30, 2000 (whether or not TeraComm has reached the milestone) will at the option of TeraComm be deemed to constitute failure by us to timely make that payment.

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit No. Description

10.1 Preferred Stock Purchase Agreement dated May 12, 2000, between Atlantic and TeraComm Research, Inc. (filed herewith).

10.2 Warrant Certificate issued May 12, 2000, by Atlantic to TeraComm Research, Inc. (filed herewith).

10.3 Stockholders Agreement dated May 12, 2000, between TeraComm Research, Inc., the common stockholders of TeraComm, and Atlantic (filed herewith).

10.4 Registration Rights Agreement dated May 12, 2000, between Atlantic and TeraComm Research, Inc. with respect to shares of TeraComm preferred stock issued to Atlantic (filed herewith).

10.5 Registration Rights Agreement dated May 12, 2000, between Atlantic and TeraComm Research, Inc. with respect to shares of Atlantic common stock issued to TeraComm (filed herewith).

10.6 Employment Agreement dated as of April 10, 2000, between Atlantic and A. Joseph Rudick (filed herewith).

10.7 Employment Agreement dated as of April 3, 2000, between Atlantic and Frederic P. Zotos (filed herewith).

10.8 Employment Agreement dated as of April 10, 2000, between Atlantic and Nicholas J. Rossettos, (filed herewith).

10.9 Employment Agreement dated as of May 15, 2000, between Atlantic and Walter Glomb (filed herewith).

10.10 Employment Agreement dated as of April 18, 2000, between Atlantic and Kelly Harris (filed herewith).


(b)   Form 8-K

      On May 26, 2000, Atlantic filed with the SEC a report on Form 8-K describing its acquisition of 1,400 shares of Series A preferred stock of TeraComm Research, Inc., a privately-held Delaware company that is currently developing next-generation high-speed fiberoptic telecommunications technologies.

                                     SIGNATURES

      In accordance with the requirements of the Exchange Act, Atlantic caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ATLANTIC TECHNOLOGY VENTURES, INC.


Date: August 21, 2000               /s/ Frederic P. Zotos, Esq.
                                    ---------------------------
                              Frederic P. Zotos, Esq.
                              President


Date: August 21, 2000               /s/ Nicholas J. Rossettos
                                    -------------------------
                              Nicholas J. Rossettos
                              Chief Financial Officer