Form 10QSB/A
period 2000-06-30
ATLANTIC TECHNOLOGY VENTURES INC
filed 2000-08-22
CIK 1001316

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

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit No. Description

10.1 Preferred Stock Purchase Agreement dated May 12, 2000, between Atlantic and TeraComm Research, Inc. (filed herewith).

10.2 Amendment to Preferred Stock Purchase Agreement dated May 12, 2000, between Atlantic and TeraComm Research, Inc. (filed herewith).

10.3 Warrant Certificate issued May 12, 2000, by Atlantic to TeraComm Research, Inc. (filed herewith).

10.4 Stockholders Agreement dated May 12, 2000, between TeraComm Research, Inc., the common stockholders of TeraComm, and Atlantic (filed herewith).

10.5 Registration Rights Agreement dated May 12, 2000, between Atlantic and TeraComm Research, Inc. with respect to shares of TeraComm preferred stock issued to Atlantic (filed herewith).

10.6 Registration Rights Agreement dated May 12, 2000, between Atlantic and TeraComm Research, Inc. with respect to shares of Atlantic common stock issued to TeraComm (filed herewith).

10.7 Employment Agreement dated as of April 10, 2000, between Atlantic and A. Joseph Rudick (filed herewith).

10.8 Employment Agreement dated as of April 3, 2000, between Atlantic and Frederic P. Zotos (filed herewith).

10.9 Employment Agreement dated as of April 10, 2000, between Atlantic and Nicholas J. Rossettos, (filed herewith).

10.10 Employment Agreement dated as of May 15, 2000, between Atlantic and Walter Glomb (filed herewith).

10.11 Employment Agreement dated as of April 18, 2000, between Atlantic and Kelly Harris (filed herewith).


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