Form 10QSB
period 2000-09-30
ATLANTIC TECHNOLOGY VENTURES INC
filed 2000-11-20
CIK 1001316

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
                                   (Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000
                               ------------------

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

               150 Broadway, Suite 1110, New York, New York 10038
                    (Address of principal executive offices)

                                 (212) 267-2503
                           (Issuer's telephone number)

               150 Broadway, Suite 1009, New York, New York 10038
        (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X             No _____
    -------

Number of shares of common stock outstanding as of September 30, 2000:

Transitional Small Business Disclosure Format (check one):  Yes         No  X
                                                               ------     -----

                                      INDEX

                                                                           Page
                                                                           ----

PART I--  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets
         as of September 30, 2000 and December 31, 1999                       3

         Consolidated Statements of Operations for the
         three months ended September 30, 2000 and 1999,
         the nine months ended September 30, 2000 and 1999,
         and the period from July 13, 1993 (inception) to
         September 30, 2000                                                   4

         Consolidated Statements of Cash Flows
         for the nine months ended September 30, 2000 and 1999,
         and the period from July 13, 1993 (inception) to
         September 30, 2000                                                   5

         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                     9

PART II-- OTHER INFORMATION

Item 1.  Legal Matters                                                       14

Item 2.  Changes in Securities and Use of Proceeds                           14

Item 4.  Submission of Matters to a Vote of Security Holders                 15

Item 5.  Other Information                                                   16

Item 6.  Exhibits and Reports on Form 8-K                                    17

SIGNATURES

EXHIBIT INDEX

PART I -- OTHER INFORMATION

Item 1.  Financial Statements

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                               September 30,     December 31,
                                Assets                                             2000              1999
                                                                              --------------    -------------

Current assets:
   Cash and cash equivalents                                                 $   1,700,300       3,473,321
   Accounts receivable                                                           1,037,511         337,323
   Prepaid expenses                                                                 37,599          17,414
                                                                             -------------       ----------
               Total current assets                                              2,775,410       3,828,058

Property and equipment, net                                                        218,172         131,832
Investment in affiliate                                                             91,003              --
Other assets                                                                         2,901              --
                                                                             -------------       ----------
               Total assets                                                  $   3,087,486       3,959,890
                                                                             =============       ==========

                   Liabilities and Stockholders' Equity

Current liabilities - accounts payable and accrued expenses                  $   1,061,784         542,759
                                                                             -------------       ---------

Stockholders' equity:
   Preferred stock, $.001 par value. Authorized 10,000,000
     shares; 1,375,000 shares designated as Series A
     convertible preferred stock                                                        --              --
   Series A convertible preferred stock, $.001 par value.
     Authorized 1,375,000 shares; 368,958 and 610,088 shares
     issued and outstanding at September 30, 2000 and
     December 31, 1999, respectively (liquidation preference
     aggregating $4,796,454 and $7,931,144 at September 30, 2000
     and December 31, 1999, respectively)                                              369             610
   Series B convertible preferred stock, $.001 par value.
     Authorized 1,647,312 shares; 344,828 shares
     outstanding at September 30, 2000 (liquidation preference
     aggregating $1,000,000 at September 30, 2000)                                     345              --
   Convertible preferred stock warrants, 112,896 and 117,195
     issued and outstanding at September 30, 2000 and
     December 31, 1999, respectively                                               520,263         540,074
   Common stock, $.001 par value. Authorized 50,000,000
     shares; 6,091,899 and 4,815,990 shares issued and outstanding
     at September 30, 2000 and December 31, 1999, respectively                       6,092           4,816
   Common stock subscribed. 182 shares at September 30, 2000
     and December 31, 1999                                                              --              --
   Additional paid-in capital                                                   25,727,300      21,662,272
   Deficit accumulated during development stage                                (24,228,125)    (18,790,099)
                                                                             -------------     -----------
                                                                                 2,026,244       3,417,673

   Less common stock subscriptions receivable                                         (218)           (218)
   Less treasury stock, at cost                                                       (324)           (324)
                                                                             -------------     -----------
               Total stockholders' equity                                        2,025,702       3,417,131
                                                                             -------------     -----------
               Total liabilities and stockholders' equity                    $   3,087,486       3,959,890
                                                                             =============     ===========

See accompanying notes to consolidated financial statements.


               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                             Cumulative
                                                                                                             period from
                                                                                                             July 13, 1993
                                                                                                            (inception) to
                                     Three months ended September 30,    Nine months ended September 30,     September 30,
                                     -------------------------------------------------------------------
                                         2000        1999                    2000             1999               2000
                                     ----------- ------------           -------------     --------------    --------------
Revenues:
   Development revenue              $ 1,072,716  $   247,163              $ 3,419,831     $     247,163      $   4,502,341
   License revenue                           --           --                       --                --          2,500,000
   Grant revenue                             --       29,787                   13,009            29,787            190,010
                                    ------------  -----------             -----------     -------------      -------------
             Total revenues           1,072,716      276,950                3,432,840           276,950          7,192,351
                                    ------------  -----------             -----------     -------------      -------------
Costs and expenses:
   Cost of development revenue          858,173      197,730                2,735,865           197,730          3,601,873
   Research and development             360,454      179,594                  682,807         1,105,072          9,057,372
   Acquired in-process research
   and development                      263,359           --                2,653,382                --          2,653,382
   General and administrative           554,181      354,099                2,840,464         1,062,887         16,508,892
   License fees                              --           --                       --                --            173,500
                                    ------------  -----------             -----------    --------------      -------------
             Total operating
             expenses                 2,036,167      731,423                8,912,518         2,365,689         31,995,019
                                    ------------  -----------             -----------    --------------      -------------

             Operating loss            (963,451)    (454,473)              (5,479,678)       (2,088,739)       (24,802,668)

Other (income) expense:
   Interest and other income            (22,940)    (120,066)                 (97,267)         (242,589)        (1,255,733)
   Interest expense                          --           --                       --                --            625,575
   Equity in (earnings)/loss of
   affiliate                             31,915           --                   55,615                --             55,615
                                    ------------  -----------             -----------    --------------      -------------

             Total other (income)
             expense                      8,975     (120,066)                 (41,652)         (242,589)          (574,543)
                                    ------------  -----------             ------------   ---------------     -------------

             Net loss              $   (972,426) $  (334,407)             $(5,438,026)   $   (1,846,150)     $ (24,228,125)
                                    ============  ===========             ============   ===============     =============

Imputed convertible preferred
stock dividend                               --           --                       --                --          5,331,555
Preferred stock dividend issued in
   preferred shares                     152,195           --                  811,514                --          1,125,880
                                    ------------  -----------             ------------   --------------      -------------

Net loss applicable to
   common shares                   $ (1,124,621)    (334,407)              (6,249,540)       (1,846,150)       (30,685,560)
                                    ============  ===========             ============   ===============     =============

Per share -basic and diluted:
   Net loss applicable to
   common shares                   $      (0.19)       (0.07)                   (1.14)            (0.45)
                                    ============  ===========             ============   ===============

Weighted average shares of common
   stock outstanding                  6,033,257    4,767,138                5,504,144         4,138,836
                                    ============  ===========             ============   ==============

See accompanying notes to consolidated financial statements.


               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                                  Cumulative
                                                                                                  period from
                                                                                                  July 13, 1993
                                                                                                  (inception) to
                                                              Nine months ended September 30,     September 30,
                                                            ---------------------------------
                                                                 2000            1999               2000
                                                            --------------   -----------------   ---------------
Cash flows from operating activities:
   Net loss                                                 $  (5,438,026)   (1,846,150)        (24,228,125)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
        Acquired in-process research and development            1,800,000            --           1,800,000
        Expense relating to issuance of warrants                       --            --             298,202
        Expense relating to the issuance of options                    --            --              81,952
        Expense related to Channel merger                              --            --             657,900
        Change in equity of affiliate                              55,615            --              55,615
        Compensation expense relating to
            stock options and warrants                          1,073,511            --           1,282,293
        Discount on notes payable - bridge financing                   --            --             300,000
        Depreciation                                               51,529        90,825             481,939
        Loss on disposal of furniture and equipment                    --            --              73,387
        Changes in assets and liabilities:
            (Increase) decrease in accounts receivable           (700,188)      104,195          (1,037,511)
            (Increase) decrease in prepaid expenses               (20,185)       25,724             (37,599)
            Increase (decrease) in accrued expenses               519,025     (466,174)           1,061,784
            Increase (decrease) in accrued interest                    --            --             172,305
            (Increase) decrease in other assets                    (2,901)           --              (2,901)
                                                             ------------    ----------         -----------
               Net cash used in operating activities           (2,661,620)   (2,091,580)        (19,040,759)
                                                             ------------    ----------         -----------
Cash flows from investing activities:
   Purchase of furniture and equipment                           (137,869)      (49,295)           (779,599)
   Acquisition of investment                                     (146,618)           --            (146,618)
   Proceeds from sale of furniture and equipment                       --            --               6,100
                                                             ------------    ----------         -----------
               Net cash used in investing activities             (284,487)      (49,295)           (920,117)
                                                             ------------    ----------         -----------
Cash flows from financing activities:
   Proceeds from exercise of warrants                                  --            --               5,500
   Proceeds from exercise of stock options                        344,597             8             397,097
   Proceeds from issuance of demand notes payable                      --            --           2,395,000
   Repayment of demand notes payable                                   --            --            (125,000)
   Proceeds from the issuance of notes payable -
      bridge financing                                                 --            --           1,200,000
   Proceeds from issuance of warrants                                  --            --             300,000
   Repayment of notes payable - bridge financing                       --            --          (1,500,000)
   Repurchase of common stock                                          --            --                (324)
   Preferred stock dividend paid                                       --          (318)               (318)
   Proceeds from the issuance of common stock                          --            --           7,547,548
   Proceeds from issuance of convertible preferred stock          828,489            --          11,441,673
                                                             ------------    ----------        ------------
               Net cash provided by (used in) financing
               activities                                       1,173,086          (310)         21,661,176
                                                             ------------    ----------        ------------

               Net decrease in cash and cash equivalents       (1,773,021)   (2,141,185)         (1,700,300)

Cash and cash equivalents at beginning of period                3,473,321     5,835,669                  --
                                                             ------------    ----------        ------------
Cash and cash equivalents at end of period                   $  1,700,300     3,694,484          (1,700,300)
                                                             ============    ==========        ============
Supplemental disclosure of noncash financing activities:
   Issuance of common stock in exchange for
      common stock subscriptions                             $         --            --               7,027
   Conversion of demand notes payable and the related
      accrued interest to common stock                                 --            --           2,442,304
   Cashless exercise of preferred warrants                         19,811            --              49,880
   Conversion of preferred to common stock                            289            --                  --
   Preferred stock dividend issued in shares                      811,514            --           1,125,880
                                                             ============    ==========        ============

See accompanying notes to consolidated financial statements.

                       ATLANTIC TECHNOLOGY VENTURES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2000

(1)      BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information. Accordingly, the statements do not include all information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2000 or for any subsequent period. These financial statements should be read in conjunction with Atlantic Technology Ventures, Inc., and Subsidiaries' ("Atlantic") Annual Report on Form 10-KSB as of and for the year ended December 31, 1999.

(2)      LIQUIDITY

         Atlantic anticipates that their current resources, together with proceeds from an agreement between Atlantic and Bausch & Lomb Surgical, will be sufficient to finance their currently anticipated needs for operating and capital expenditures for at least the next nine months. In addition, Atlantic will attempt to generate additional capital through a combination of collaborative agreements, strategic alliances, and equity and debt financing. However, Atlantic can give no assurance that it will be able to obtain additional capital through these sources or upon terms acceptable to them.

 (3)     COMPUTATION OF NET LOSS PER COMMON SHARE

         Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, as common equivalent shares from stock options, stock warrants, stock subscriptions and convertible preferred stock would have an antidilutive effect because Atlantic incurred a net loss during each period presented.

(4)      RECENTLY ISSUED ACCOUNTING STANDARDS

         In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. SAB No. 101, as amended, must be adopted no later than the fourth quarter of fiscal years beginning after December 15, 1999 with an effective date of January 1, 2000 and the recognition of a cumulative effect adjustment calculated as of January 1, 2000. Atlantic is in the process of evaluating this SAB and the effect it will have on its consolidated financial statements and current revenue recognition policy.

 (5)     EMPLOYMENT AGREEMENTS

         Atlantic entered into employment agreements with four executives during April and May, 2000. These agreements provide for the payment of signing and year end bonuses in 2000 totaling $225,000, and annual base salaries aggregating $550,000. Each agreement has an initial term of three years and can be terminated by Atlantic, subject to certain provisions, with the payment of severance amounts that range from three to six months.

(6)      PREFERRED STOCK DIVIDEND

         On February 15, 2000 and August 7, 2000, Atlantic's board of directors declared a payment-in-kind dividend of 0.065 of a share of Series A convertible preferred stock ("Series A Preferred") for each share of Series A Preferred held as of the record date of February 2, 2000 and August 7, 2000, respectively. The estimated fair value of these dividends in the aggregate of $152,195 and $811,514 were included in Atlantic's calculation of net loss per common share for the three and nine months ended September 30, 2000, respectively.

        During the nine months ended September 30, 2000, 4,299 Series A convertible preferred stock warrants were exercised in cashless transactions for 9,453 shares of Atlantic's common stock.

 (7)     ISSUANCE OF STOCK WARRANTS

         As more fully described in Note 8 to Atlantic's Annual Report on Form 10-KSB as of and for the year ended December 31, 1999, on January 4, 2000, Atlantic entered into a Financial Advisory and Consulting Agreement with Joseph Stevens & Company, Inc. pursuant to which Atlantic issued to Joseph Stevens & Company, Inc. three warrants to purchase an aggregate of 450,000 shares of its common stock. In accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and other relative accounting literature, Atlantic is required to measure the expense associated with these warrants at each reporting date and recognize the appropriate portion of the expense at the end of each reporting period until the final measurement date is reached (December 4, 2000 in this transaction). As a result, Atlantic recorded a general and administrative expense of $11,857 and $1,073,511 for the three and nine month periods ended September 30, 2000, respectively.

(8)      INVESTMENT IN PREFERRED STOCK

         On May 12, 2000, Atlantic acquired shares of preferred stock representing a 35% ownership interest in TeraComm Research, Inc., a privately-held company that is developing next-generation high-speed fiberoptic communications technologies. The purchase price for this ownership interest was $5,000,000 in cash, 200,000 shares of Atlantic's common stock, and a warrant to purchase a further 200,000 shares of Atlantic's common stock. The warrants have a term of three years and are exercisable at $8.975 per share of common stock, but only if the market price of Atlantic common stock is $30 or more. Of the $5,000,000 cash portion of the purchase price, Atlantic has paid $1,000,000.

         On July 18, 2000, Atlantic and TeraComm amended the purchase agreement. In the amendment, the parties agreed that the $4,000,000 balance of the $5,000,000 cash component of the purchase price, including the $1,000,000 payments due on August 12, 2000 and November 12, 2000, would not be due until TeraComm achieves a specified milestone. Within ten days after TeraComm achieves that milestone, Atlantic must pay TeraComm $1,000,000 and must thereafter make to TeraComm three payments of $1,000,000 at three-month intervals. If Atlantic fails to make any of these payments, TeraComm's only recourse remains reducing proportionately Atlantic's ownership interest. Atlantic's failure to make the first $1,000,000 payment by midnight at the end of December 30, 2000 (whether or not TeraComm has reached the milestone) will at the option of TeraComm be deemed to constitute failure by Atlantic to timely make that payment.

         On November 10, 2000, TeraComm informed Atlantic that it does not expect to achieve by midnight at the end of December 30, 2000, the milestone specified in the amendment to the purchase agreement. If TeraComm does not achieve the milestone, and Atlantic does not make by midnight at the end of December 30, 2000, a $1,000,000 payment towards the balance of the cash portion of the purchase price, Atlantic will be deemed to have surrendered to TeraComm a proportion of Atlantic's TeraComm shares equal to the proportion of the dollar value of the purchase price for Atlantic's TeraComm shares ($6,795,000) that is represented by the unpaid $4,000,000 of the cash portion of the purchase price. This would have the effect of reducing to 14.4% Atlantic's ownership interest in TeraComm. Atlantic expects that if TeraComm does not achieve the milestone, Atlantic will not make any further payments towards the cash portion of the purchase price.

         Of the $1,000,000 cash and common stock and common stock warrants valued at $1,800,000 currently invested in TeraComm, Atlantic has expensed approximately $2,650,000 as acquired in-process research and development as TeraComm's product development activity is in the very early stages. The majority of future investments, if any, will likely represent additional acquired in-process research and development.

 (9)     PRIVATE PLACEMENT OF SERIES B PREFERRED SHARES

         On September 28, 2000, Atlantic entered into a convertible preferred stock and warrants purchase agreement (the "Purchase Agreement") with BH Capital Investments, L.P. and Excalibur Limited Partnership (together, the "Investors") pursuant to which Atlantic agreed to sell, and the Investors agreed to purchase for up to $3,000,000, shares of Atlantic's Series B preferred stock and warrants to purchase 201,000 shares of Atlantic's common stock (those warrants, "Investor Warrants"). At the first closing, which occurred on September 28, 2000, for a $2,000,000 purchase price Atlantic issued to the Investors and to the Escrow Agent 689,656 shares of Series B preferred stock and Investor Warrants to purchase 134,000 shares of common stock. Of these, half the shares of Series B preferred stock and Investor Warrants exercisable for half the shares of common stock are being held in escrow, pending approval by Atlantic's stockholders of the proposals to be voted on at a special meeting to be held on December 20, 2000, and have therefore not been recorded or included as outstanding in the accompanying financial statements. These proposals include the ratification and approval of the Series B preferred stock financing with the Investors and the potential issuance in connection therewith of 20% or more of our outstanding common stock or voting power before issuance of the Series B preferred stock, and approval of the amendment of the certificate of designations, preferences and rights of Series A convertible preferred stock to subordinate the rights of the Series A preferred stock to the rights of the Series B preferred stock with respect to dividend rights and rights upon liquidation, winding up, or dissolution. If the stockholders fail to approve either proposal, the Investors will be entitled to have returned to them the $1,000,000 held in escrow from the first closing, and, as stated in the Purchase Agreement, certain penalties will be imposed. As of September 30, 2000, net proceeds of approximately $830,000 were received by Atlantic. At the second closing, if any, Atlantic will, for a $1,000,000 purchase price, issue to the Investors further shares of Series B preferred stock (the number of shares being a function of the market price) and Investor Warrants to purchase a further 67,000 shares of common stock. The Investors' obligation in connection with the second closing is subject to certain conditions.

         The exercise price of the Investor Warrants is equal to 110% of the lower of (1) the market price on the issue date and (2) the market price 180 days after the applicable closing date. Each Investor Warrant may be exercised any time during the five years from the date of granting. The Investor Warrants may not be exercised if doing so would result in Atlantic's issuing a number of shares of common stock in excess of the limit imposed by the rules of the Nasdaq SmallCap Market.

         Holders of shares of Atlantic's outstanding Series B convertible preferred stock can convert each share into shares of common stock without paying us any cash. The conversion rate is equal to $2.90 divided by the conversion price. The conversion price per share of Series B preferred stock on any given day is the lower of (1) $3.00, (2) the average closing bid price of our common stock during the five trading days ending the immediately preceding trading day, or (3) the average of the two lowest closing bid prices on the principal market of the common stock out of 15 trading days immediately prior to conversion. The conversion price may be adjusted in favor of holders of shares of Series B stock upon certain triggering events.

         In addition, each March 31, June 30, September 30, and December 31, Atlantic is obligated to pay dividends, in arrears, to holders of shares of Series B preferred stock, and the dividends consist of 8% annually of the original purchase price paid for the Series B preferred stock. These dividends must be paid either in cash or in shares of Series B preferred stock. If these dividends are paid in shares of Series B preferred stock, those shares will be valued at 85% of the two lowest consecutive closing bid prices of our common stock during the 20 trading days prior to the applicable dividend date. Atlantic must also pay to holders of Series B preferred stock, on an as-converted basis, any dividends (other than dividends payable in shares of our capital stock) that Atlantic proposes to distribute to the holders of Series A preferred stock, common stock, or other junior securities.

         If Atlantic is liquidated, sold to or merged with another entity (and Atlantic is not the surviving entity after the merger), Atlantic will be obligated to pay holders of shares of Series B preferred stock a liquidation preference equal to the original purchase price paid per share of Series B preferred stock for each share of Series B preferred stock held, before any payment is made to holders of shares of the Series A preferred stock or common stock. In addition, Series B preferred stock issued to the Investors is subject to redemption under certain circumstances.

 (10)    COST OF DEVELOPMENT REVENUE

         In accordance with a license and development agreement, as amended, Bausch & Lomb Surgical reimburses Atlantic's subsidiary, Optex Ophthalmologics, Inc. ("Optex"), for costs Optex incurs in developing its Catarex(TM) technology, plus a profit component. For the three and nine months ended September 30, 2000, this agreement provided $1,072,716 and $3,419,831 of development revenue, and related cost of development revenue of $858,173 and $2,735,865, respectively. For the three and nine months ended September 30, 1999, this agreement provided $247,163 of development revenue, and related cost of development revenue of $197,730.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         You should read the following discussion of our results of operations and financial condition in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 1999.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000 VS. 1999

         In accordance with a license and development agreement, as amended, Bausch & Lomb Surgical reimburses our subsidiary, Optex Ophthalmologics, Inc. ("Optex"), for costs Optex incurs in developing its Catarex(TM) technology, plus a profit component. In the third quarter of 2000, this agreement provided $1,072,716 of development revenue, and the related cost of development revenue was $858,173. For the quarter ended September 30, 1999, this agreement provided $247,163 of development revenue, and the related cost of development revenue was $197,730.

         For the quarter ended September 30, 2000, research and development expense was $360,454 as compared to $179,594 in the third quarter of 1999. This increase is due to increased expenditures on certain development projects including CT-3.

         As of September 30, 2000, we have made an investment in TeraComm Research, Inc., a privately held company that is developing next-generation high speed fiberoptic communications technologies, of $1,000,000 cash and common stock and common stock warrants valued at $1,800,000. For the quarter ended September 30, 2000, we have expensed approximately $263,359 ($2,650,000 has been expensed through September 30, 2000) of this payment as acquired in-process research and development as TeraComm's product development activity is in the very early stages.

         For the quarter ended September 30, 2000, general and administrative expense was $554,181 as compared to $354,099 in the third quarter of 1999. This increase is largely due to an increase in payroll costs over last year of approximately $106,000, an increase in fees for professional services of approximately $69,000 attributable to fund raising diligence, and the $11,857 of expense associated with warrants issued to Joseph Stevens & Company.

         For the third quarter of 2000, interest and other income was $22,940 compared to $120,066 in the third quarter of 1999, a decrease of 55%. This decrease is primarily due to the decline in our cash reserves which resulted in decreased interest income.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000 VS. 1999

         In accordance with a license and development agreement, as amended, Bausch & Lomb Surgical reimburses our subsidiary, Optex, for costs Optex incurs in developing its Catarex(TM) technology, plus a profit component. In the nine month period ended September 30, 2000, this agreement provided $3,419,831 of development revenue, and the related cost of development revenue was $2,735,865. For the nine month period ended September 30, 1999, this agreement provided $247,163 of development revenue, and the related cost of development revenue was $197,730.

         For the nine month period ended September 30, 2000, research and development expense was $682,807 as compared to $1,105,072 net of Bausch & Lomb reimbursements of $878,199 in the nine month period ended September 30, 1999. This decrease is due to reduced expenditures for the overall nine month period on certain development projects.

         As of September 30, 2000, we have made an investment in TeraComm Research, Inc. of $1,000,000 cash and common stock and common stock warrants valued at $1,800,000. For the nine month period ended September 30, 2000, we have expensed approximately $2,650,000 of this payment as acquired in-process research and development as TeraComm's product development activity is in the very early stages.

         For the nine month period ended September 30, 2000, general and administrative expense was $2,840,464 as compared to $1,062,887 net of Bausch & Lomb reimbursements of $43,720 in the nine month period ended September 30, 1999. This increase is largely due to the $1,073,511 of expense associated with warrants issued to Joseph Stevens & Company, costs of approximately $159,000 incurred in hiring and relocating executives, an increase in payroll costs over last year of approximately $71,000 and an increase in fees for professional services of approximately $387,000 attributable to fundraising, due diligence and closing of the TeraComm investment.

         For the nine month period ended September 30, 2000, interest and other income was $97,267 compared to $242,589 in the nine month period ended September 30, 1999. This decrease is primarily due to the decline in our cash reserves which resulted in decreased interest income.

LIQUIDITY AND CAPITAL RESOURCES

         From inception to September 30, 2000, we incurred an accumulated deficit of $24,228,125, and we expect to continue to incur additional losses through the year ending December 31, 2000 and for the foreseeable future.

         Our available working capital and capital requirements will depend upon numerous factors, including progress of our research and development programs; our progress in and the cost of ongoing and planned preclinical and clinical testing; the timing and cost of obtaining regulatory approvals; the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; competing technological and market developments; changes in our existing collaborative and licensing relationships; the resources that we devote to developing manufacturing and commercializing capabilities; technological advances; status of competitors; our ability to establish collaborative arrangements with other organizations; and our need to purchase additional capital equipment.

         We anticipate that our current resources, together with proceeds from the Bausch & Lomb agreement, will be sufficient to finance our currently anticipated needs for operating and capital expenditures for at least the next nine months. In addition, we will attempt to generate additional capital through a combination of collaborative agreements, strategic alliances and equity and debt financing. However, we can give no assurance that we will be able to obtain additional capital through these sources or upon terms acceptable to us. At September 30, 2000, we had $1,700,300 in cash and cash equivalents and working capital of $1,713,626.

         On September 28, 2000, Atlantic entered into a convertible preferred stock and warrants purchase agreement (the "Purchase Agreement") with BH Capital Investments, L.P. and Excalibur Limited Partnership (together, the "Investors") pursuant to which Atlantic agreed to sell, and the Investors agreed to purchase for up to $3,000,000, shares of Atlantic's Series B preferred stock and warrants to purchase 201,000 shares of Atlantic's common stock (those warrants, "Investor Warrants"). At the first closing, which occurred on September 28, 2000, for a $2,000,000 purchase price Atlantic issued to the Investors and to the Escrow Agent 689,656 shares of Series B preferred stock and Investor Warrants to purchase 134,000 shares of common stock. Of these, half the shares of Series B preferred stock and Investor Warrants exercisable for half the shares of common stock are being held in escrow, pending approval by Atlantic's stockholders of the proposals to be voted on at a special meeting to be held on December 20, 2000, and have therefore not been recorded or included as outstanding in the accompanying financial statements. As of September 30, 2000, net proceeds of approximately $830,000 were received by Atlantic. At the second closing, if any, Atlantic will, for a $1,000,000 purchase price, issue to the Investors further shares of Series B preferred stock (the number of shares being a function of the market price) and Investor Warrants to purchase a further 67,000 shares of common stock. The Investors' obligation in connection with the second closing are subject to certain conditions.

         On May 12, 2000, we acquired shares of preferred stock representing a 35% ownership interest in TeraComm Research, Inc., a privately-held company that is developing next-generation high-speed fiberoptic communications technologies. The purchase price for this ownership interest was $5,000,000 in cash, 200,000 shares of our common stock, and a warrant to purchase a further 200,000 shares of our common stock. The warrants have a term of three years and are exercisable at $8.975 per share of common stock, but only if the market price of our common stock is $30 or more. Of the $5,000,000 cash portion of the purchase price, we have paid $1,000,000.

         On July 18, 2000, Atlantic and TeraComm amended the purchase agreement. In the amendment, the parties agreed that the $4,000,000 balance of the $5,000,000 cash component of the purchase price, including the

$1,000,000 payments due on August 12, 2000 and November 12, 2000, would not be due until TeraComm achieves a specified milestone. Within ten days after TeraComm achieves that milestone, we must pay TeraComm $1,000,000 and must thereafter make to TeraComm three payments of $1,000,000 at three-month intervals. If we fail to make any of these payments, TeraComm's only recourse remains reducing proportionately our ownership interest. Our failure to make the first $1,000,000 payment by midnight at the end of December 30, 2000 (whether or not TeraComm has reached the milestone) will at the option of TeraComm be deemed to constitute failure by us to timely make that payment.

         On November 10, 2000, TeraComm informed us that it does not expect to achieve by midnight at the end of December 30, 2000, the milestone specified in the amendment to the purchase agreement. If TeraComm does not achieve the milestone, and we do not make by midnight at the end of December 30, 2000, a $1,000,000 payment towards the balance of the cash portion of the purchase price, we will be deemed to have surrendered to TeraComm a proportion of our TeraComm shares equal to the proportion of the dollar value of the purchase price for our TeraComm shares ($6,795,000) that is represented by the unpaid $4,000,000 of the cash portion of the purchase price. This would have the effect of reducing to 14.4% our ownership interest in TeraComm. We expect that if TeraComm does not achieve the milestone, we will not make any further payments towards the cash portion of the purchase price.

         We do not currently have the full amount of the unpaid portion of the cash purchase price for our TeraComm shares. If circumstances make it desirable for us to pay the unpaid portion of the cash purchase price, we would endeavor to raise the necessary amount through debt or equity financing, or a combination of both. It is, however, possible that we will not be able to raise the required amount.

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

Optex

         Optex's development of the Catarex device is continuing in cooperation with Bausch & Lomb. Bausch & Lomb is preparing to file a 510(k) with the U.S. Food and Drug Administration, or the "FDA," for the Catarex device. In a 510(k) filing, a company requests that the FDA treat a given technology as substantially equivalent to an already approved technology. In preparation for this filing, Bausch & Lomb had a pre-filing meeting with the FDA in October 2000. Based on the results of this meeting Bausch & Lomb is in the process of compiling the required data for the 510(k) and expects to file that application when all the required data are completed.

CT-3

         We are continuing to develop CT-3, a patented synthetic derivative of tetrahydrocannabinol (THC), the active ingredient in marijuana, as an alternative to nonsteroidal anti-inflammatory drugs (NSAIDs). In May 2000, the FDA approved an Investigational New Drug application, or "IND," to begin clinical trials for CT-3 in the U.S. In July 2000 we began in Paris, France, the first Phase I clinical study to examine the effects of CT-3 on the central nervous system. CT-3 was designed to maximize the medical properties of marijuana without producing undesirable psychoactive effects. This trial used a sensitive test developed by the National Institute on Drug Abuse to measure marijuana-like effects caused by drugs, and the trial confirmed that CT-3 does not produce any such effects. The study was completed in August, and the final report is expected in December 2000.

Gemini

         Our subsidiary Gemini Technologies, Inc. is continuing its research on antisense enhancing technology. On August 14, 2000, Gemini was awarded a Small Business Innovation Research (SBIR) Phase II grant by the National Institute for Allergy and Infectious Diseases (NIAID), a unit of the National Institutes of Health (NIH). The grant, which totals approximately $750,000, will be used to fund a pre-clinical efficacy study using aerosolized 2-5A antisense compound for the inhibition of respiratory syncytial virus (RSV) in monkeys. It also will provide funds for the toxicological and pharmacological studies needed to file an investigational new drug (IND) application with the FDA to begin clinical studies in humans.

         This research is intended to build upon research previously published in the Proceedings of the National Academy of Sciences (PNAS) Vol. 95, July 1998, that documented the compound's effectiveness against a broad spectrum of RSV strains. Data collected to date indicate that the molecule to be tested has 130 times greater in vitro potency than Ribavarin (Virazole), one of two FDA-approved treatments for RSV infections (the other treatment is a monoclonal antibody recommended for use in high-risk infants only). This molecule has also been shown to be stable against degradative enzymes, and is capable of being absorbed into lung tissue when administered in a droplet formulation.

         The primate study will be conducted at the Tulane Regional Primate Research Center in Covington, Louisiana. Vicki Traina-Dorge, Ph.D., will overview the animal study. Hagen Cramer, Ph.D., of Gemini will design the study and develop the aerosolization method. He will also act as Principle Investigator of the grant. All of the analyses will be conducted at the Gemini research facility in Cleveland, Ohio. Other team members of Gemini include Jim Okicki, chemical research associate, Frank Longano, biology research associate, Lateef Saffore, biology research associate, Robert Silverman, Ph.D., consultant, and Doug Leaman, Ph.D., consultant.

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

TeraComm

         On May 12, 2000, we acquired a 35% ownership interest in TeraComm Research, Inc. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.") TeraComm is developing a fiberoptic transmitter that uses a high-temperature superconductor
(HTS) material to switch a laser beam on and off with a high-speed electronic digital signal. HTS materials have zero electrical resistance at low temperatures (< 70 K), and also can have very high optical reflectance in their superconducting state while they can transmit light in their normal (non-superconducting) state. TeraComm discovered that a small electric current in an HTS material could switch the material between states, and do so very quickly--in less than a millionth millionth of a second. Because the HTS optical switch works best at far infrared wavelengths and these optical waves are too large to send through an optical fiber, the TeraComm invention employs an optical wavelength converter to change the waves to the band that is just right for the fiber.

         Thus far, TeraComm has successfully developed methods of producing effective HTS thin-films with metal electrodes, has successfully demonstrated control of optical transmission in HTS films using electric current, and has been awarded patents covering implementation of this technology for fiberoptic telecommunications. To date, we have provided TeraComm with approximately $1,000,000 of development funds. Our investment is enabling TeraComm to continue its development program.

         On May 23, 2000, we announced that we had appointed Walter L. Glomb, Jr., as Vice President. Mr. Glomb is responsible for supporting our investment in TeraComm and identifying complimentary electronic infrastructure and communication technologies for us to develop. Mr. Glomb is based in our new office in Vernon, Connecticut, in the center of the major cluster of photonics companies that stretches from Boston to New Jersey.

Atlantic's new strategy focuses on our developing strategic partnerships with early-stage companies, and we feel that this region promises to be a rich source of such partnerships.

         On November 10, 2000, TeraComm informed us that it does not expect to achieve by midnight at the end of December 30, 2000, the milestone specified in the amendment to the purchase agreement. We expect that if TeraComm does not achieve the milestone, we will not make any further payments towards the cash portion of the purchase price of our shares of TeraComm preferred stock. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.")

PART II -- OTHER INFORMATION

Item 1.  Legal Matters

Litigation Brought by Christopher R. Richied

         On May 13, 1999, Christopher R. Richied filed suit against a group of defendants, including Atlantic, in the U.S. District Court for the Southern District of New York. This lawsuit is described in our Quarterly Reports on Form 10-QSB for the quarterly periods ended June 30, 1999 and September 30, 1999. As we reported in our Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000, this case was settled by the parties on August 8, 2000, and the defendants have agreed that Atlantic is not required to contribute to any settlement payment and will not be responsible for any costs incurred in defending this litigation.

Arbitration Brought by the Cleveland Clinic Foundation

         Our subsidiary Gemini has an exclusive worldwide sublicense from the Cleveland Clinic Foundation to a U.S. patent and related patent applications, as well as corresponding foreign applications, relating to 2-5A chimeric antisense technology and its use for selective degradation of targeted RNA. On May 8, 2000, the Cleveland Clinic Foundation filed a claim for arbitration before the American Arbitration Association to terminate this sublicense, claiming that we have breached the sublicense by failing to fulfill our obligations under the sublicense.

Item 2.  Changes in Securities and Use of Proceeds

 (c) Recent sales of unregistered securities; use of proceeds from registered securities

         On September 28, 2000, Atlantic entered into a convertible preferred stock and warrants purchase agreement (the "Purchase Agreement") with BH Capital Investments, L.P. and Excalibur Limited Partnership (together, the "Investors") pursuant to which we agreed to sell, and the Investors agreed to purchase for up to $3,000,000, shares of our Series B preferred stock and warrants to purchase 201,000 shares of our common stock (those warrants, "Investor Warrants"). The terms of the Series B preferred stock are described in the certificate of designations, preferences and rights of Series B convertible preferred stock. At the first closing, which occurred on September 28, 2000, for a $2,000,000 purchase price we issued to the Investors and to the Escrow Agent 689,656 shares of Series B preferred stock and Investor Warrants to purchase 134,000 shares of common stock. Of these, half the shares of Series B preferred stock and Investor Warrants exercisable for half the shares of common stock are being held in escrow, pending approval by Atlantic's stockholders of the proposals to be voted on at a special meeting to be held December 20, 2000, and therefore have not been recorded or included as outstanding in the accompanying financial statements. As of September 30, 2000, net proceeds of approximately $830,000 were received by Atlantic. At the second closing, if any, we will, for a $1,000,000 purchase price, issue to the Investors further shares of Series B preferred stock (the number of shares being a function of the market price) and Investor Warrants to purchase a further 67,000 shares of common stock. The Investors' obligations in connection with the second closing are subject to certain conditions described in the Purchase Agreement.

Exemption

         The Series B preferred stock and Investor Warrants were issued in reliance upon exemption under Regulation D of the Securities Act.

Conversion of Series B  preferred stock

         The Series B preferred stock is convertible, at the holder's option, into shares of common stock. The conversion rate for the Series B preferred stock is equal to the price per share paid for the Series B preferred stock divided by the conversion price in effect at the time of conversion. The conversion price is the lower of (x) $3.00, (y) the market price, and (z) the average of the two lowest closing bid prices on the principal market of the common stock out of the 15 trading days immediately prior to conversion, which will be adjusted proportionately for any reorganizations, reclassifications, stock splits, stock dividends, reverse stock splits and similar events.

         The conversion price will be reduced by an additional 5% if the common stock is not listed on either the Nasdaq SmallCap Market or Nasdaq National Market on that date, and in no event will the conversion price be lower than the Floor Price, if any. The Floor Price means $1.50 for the conversion of a share of Series B preferred stock effected during the 12 months following the applicable issue date for that share, subject to adjustment as follows:

o If the conversion price is below the Floor Price for 30 calendar days at any time after the issue date for that share, then the Floor Price will thereafter equal $1.00 (but in no event for longer than 12 months following the applicable issue date).

o The conversion price will be reduced by 15% and will not be subject to the Floor Price if any of the following events occurs:

      (a) for any period of five consecutive trading days there is no closing bid price of the common stock;

      (b) the common stock ceases to be listed for trading on any of the NYSE, the AMEX, the Nasdaq National Market or the Nasdaq SmallCap Market; or

      (c) A. Joseph Rudick resigns as Chief Executive Officer or Frederic P. Zotos resigns as President of Atlantic (or the employment of either of them terminations as a result of death or disability).

o The conversion price will not be subject to the Floor Price and will be as otherwise calculated pursuant to the Series B Certificate of Designations if any of the following events occur:

      (a) Bausch & Lomb Surgical ("B&L") fails to file before January 31, 2001, an application with the U.S. Food and Drug Administration (the "FDA") seeking approval to market our Catarex technology;

      (b) the FDA does not grant final approval on or before June 1, 2001 to B&L to market the Catarex technology; or

      (c) we fail to secure by December 27, 2000 the stockholder approvals to be voted on at the special meeting.

         Additionally, the Series B Certificate of Designations provides that the Investors may not convert their shares of Series B preferred stock if doing so would result in our issuing a number of shares of common stock in excess of the limit imposed by the rules of the Nasdaq Smallcap Market.

Exercise of Investor Warrants

         The Investor Warrants may be exercised for shares of common stock. The exercise price for one share of common stock is equal to 110% of the lower of
(1) the market price on the issue date or (2) the market price one hundred eighty days after the applicable closing date. Each Investor Warrant is exercisable five years from the date of granting. The Investor Warrants may not be exercised if doing so would result in our issuing a number of shares of common stock in excess of the limit imposed by the rules of the Nasdaq SmallCap Market.

Item 4.  Submission of Matters to a Vote of Security Holders

         On September 5, 2000, Atlantic filed with the Securities and Exchange Commission a definitive proxy statement seeking stockholder approval of the following two proposals at the annual meeting of stockholders held on September 29, 2000:

         1. RESOLVED, that A. Joseph Rudick, Frederic P. Zotos, Steve H. Kanzer and Peter O. Kliem are hereby elected as directors of Atlantic, to serve until their respective successors are duly elected and qualified.

         2. RESOLVED, that the board of directors' selection of KPMG LLP to serve as Atlantic's independent auditors for the year ending December 31, 2000, hereby is ratified.

         Both proposals were approved by our stockholders. Tabulated below are the number of shares and votes in favor of these proposals, with the total voting power represented by the common stock and the preferred stock as of the record date of August 24, 2000, being 7,274,836:

--------------------------------------------------------------------------------------------------------
                                                       Proposal 1                           Proposal 2
--------------------------------------------------------------------------------------------------------
Consenting shares of common stock         All nominees:              4,024,983                 4,023,108
--------------------------------------------------------------------------------------------------------
Votes represented by those shares of      All nominees:              4,024,983                 4,023,108
common stock
--------------------------------------------------------------------------------------------------------
Consenting shares of preferred stock     A. Joseph Rudick:             350,983                   329,920
                                         Steve H. Kanzer:              329,920
                                         Frederic P. Zotos:            329,920
                                         Peter O. Kliem:               350,983
--------------------------------------------------------------------------------------------------------
Votes represented by those shares of     A. Joseph Rudick:           1,147,714                 1,078,838
preferred stock                          Steve H. Kanzer:            1,078,838
                                         Frederic P. Zotos:          1,078,838
                                         Peter O. Kliem:             1,147,714
--------------------------------------------------------------------------------------------------------
Aggregate votes represented              A. Joseph Rudick:           5,172,697                 5,101,946
                                         Steve H. Kanzer:            5,103,821
                                         Frederic P. Zotos:          5,103,821
                                         Peter O. Kliem:             5,172,697
--------------------------------------------------------------------------------------------------------
Aggregate votes represented, expressed   A. Joseph Rudick:               98.7%                     98.2%
as percentage of votes represented by    Steve H. Kanzer:                98.2%
all shares                               Frederic P. Zotos:              98.2%
                                         Peter O. Kliem:                 98.7%
--------------------------------------------------------------------------------------------------------

Item 5.  Other Information

         On July 18, 2000, Atlantic and TeraComm Research, Inc. amended the Preferred Stock Purchase Agreement dated May 12, 2000, pursuant to which we purchased 1,400 shares of TeraComm preferred stock representing a 35% ownership interest in TeraComm.

         In this amendment, the parties agreed that the $4,000,000 balance of the $5,000,000 cash component of the purchase price, including the $1,000,000 payments due on August 12, 2000 and November 12, 2000, would not be due until TeraComm achieves a certain milestone. Within ten days after TeraComm achieves that milestone, we must pay TeraComm $1,000,000 and must thereafter make to TeraComm three payments of $1,000,000 at three-month intervals. If we fail to make any of these payments, TeraComm's only recourse remains reducing proportionately our ownership interest. Our failure to make the first $1,000,000 payment by midnight at the end of December 30, 2000 (whether or not TeraComm has reached the milestone) will at the option of TeraComm be deemed to constitute failure by us to timely make that payment.

         This amendment allows Atlantic to limit its financial commitment to TeraComm until such time as TeraComm has been able to demonstrate in practice some of the theoretical potential of its technology.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.       Description
-----------       -----------

3.1 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Atlantic filed on September 28, 2000 (filed herewith).

3.2 Certificate of Amendment of the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Atlantic filed on November 17, 2000 (filed herewith).

10.1 Amendment dated as of July 18, 2000, to the Preferred Stock Purchase Agreement dated May 12, 2000, between Atlantic and TeraComm Research, Inc. (filed herewith).

10.2 Convertible Preferred Stock and Warrants Purchase Agreement dated September 28, 2000, between Atlantic, BH Capital Investments, L.P. and Excalibur Limited Partnership (filed herewith).

10.3 Amendment No. 1, dated October 31, 2000, to Convertible Preferred Stock and Warrants Purchase Agreement dated September 28, 2000, between Atlantic, BH Capital Investments, L.P. and Excalibur Limited Partnership (filed herewith).

10.4 Registration Rights Agreement dated September 28, 2000 between Atlantic, BH Capital Investments, L.P. and Excalibur Limited Partnership (filed herewith).

10.5 Escrow Agreement dated September 28, 2000 between Atlantic, BH Capital Investments, L.P. and Excalibur Limited Partnership (filed herewith).

10.6 Form of Stock Purchase Warrants issued on September 28, 2000 to BH Capital Investments, L.P., exercisable for shares of common stock of Atlantic (filed herewith).

10.7 Form of Stock Purchase Warrants issued on September 28, 2000 to Excalibur Limited Partnership, exercisable for shares of common stock of Atlantic (filed herewith).

(b)      Form 8-K

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, Atlantic caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ATLANTIC TECHNOLOGY VENTURES, INC.


Date:  November 20, 2000                    /s/ Frederic P. Zotos
                                            ----------------------
                                            Frederic P. Zotos
                                            President


Date:  November 20, 2000                    /s/ Nicholas J. Rossettos
                                            --------------------------
                                            Nicholas J. Rossettos
                                            Chief Financial Officer