Form 10KSB
period 2000-12-31
ATLANTIC TECHNOLOGY VENTURES INC
filed 2001-04-17
CIK 1001316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___to___

                         Commission File Number 0-27282

                       ATLANTIC TECHNOLOGY VENTURES, INC.
               (Exact name of issuer as specified in its charter)

          Delaware                                      36-3898269
 (State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)

             350 Fifth Avenue, Suite 5507, New York, New York 10118
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (212) 267-2503
                                 --------------
                           (Issuer's telephone number)

      Securities registered pursuant to Section 12(g) of the Exchange Act:

 Units, each consisting of one share of Common Stock and one Redeemable Warrant

                          Common Stock, $.001 par value
                               Redeemable Warrants


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2000 were $5,358,946.

As of March 16, 2001 there were 6,458,424 outstanding shares of common stock, par value $.001 per share.

The aggregate market value of the voting common stock of the issuer held by non-affiliates of the issuer on March 16, 2001 based on the closing price of the common stock as quoted by the Nasdaq SmallCap Market on such date was $4,642,315.


Transitional Small Business Disclosure Format: Yes __   No X
                                                           -

                               TABLE OF CONTENTS
                               -----------------

                                                                            PAGE
                                                                            ----

PART I.......................................................................1


ITEM 1. DESCRIPTION OF BUSINESS..............................................1

        General..............................................................1
        Corporate Structure..................................................1
        Atlantic and Its Subsidiaries........................................1
           Optex and the Catarex Technology..................................1
           CT-3 Technology...................................................3
           Gemini and the 2-5A Antisense Technology..........................6
           Our Diversification Strategy......................................6
        Employees............................................................7
        Forward-Looking Statements...........................................7
        Recent  Developments.................................................7
           Sale of Optex Assets..............................................7
           Repurchase of Series B Preferred Stock............................7
           Common Stock Purchase Agreement with Fusion Capital Fund II, LLC..8
           Risk of Delisting.................................................8
        Risk Factors.........................................................8
           Our Financial Condition and Need for Substantial Additional
           Funding...........................................................8
           Our Operations....................................................9
           Our Securities...................................................12

ITEM 2. DESCRIPTION OF PROPERTY.............................................14


ITEM 3. LEGAL PROCEEDINGS...................................................14


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
        HOLDERS.............................................................15


PART II.....................................................................16


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.............................................................16

        Recent Sales of Unregistered Securities.............................16

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................18

        Overview............................................................18
        Results of Operations...............................................18
        Liquidity And Capital Resources.....................................20
        Recently Issued Accounting Standards................................22

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS...................................22


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.................................22


PART III....................................................................23


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
        OF THE EXCHANGE ACT.................................................23

        Information Concerning Directors and Executive Officers.............23

                               TABLE OF CONTENTS
                               -----------------

                                                                            PAGE
                                                                            ----

         Section 16(a) Beneficial Ownership Reporting Compliance.............24

ITEM 10. EXECUTIVE COMPENSATION .............................................24

         Compensation of Executive Officers..................................24
         Options and Stock Appreciation Rights...............................25
         Option Exercise and Holdings........................................27
         Long Term Incentive Plan Awards.....................................27
         Compensation of Directors...........................................27
         Employment Contracts and Termination of Employment and
         Change of Control Agreements........................................28

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .....28


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .....................30


ITEM 13. EXHIBITS LIST, AND REPORTS ON FORM 8-K .............................31

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

      We have in the past focused on biomedical and pharmaceutical technologies. We are currently developing two such technologies that we believe may be useful in treating a variety of diseases, including cancer, infectious disease, pain, and inflammation. We are also entitled to royalties and other revenues in connection with commercialization of technology relating to cataract surgery.

      We have, however, expanded our focus, and now seek to develop and commercialize a diverse portfolio of patented technologies. (Consistent with this, last year we changed our name from "Atlantic Pharmaceuticals, Inc." to our current name, "Atlantic Technology Ventures, Inc." Our acquisition of an ownership interest in a company that is currently developing high-speed fiber-optic communication technologies represents our first investment in an electronic infrastructure technology.

                               CORPORATE STRUCTURE

      We were incorporated in Delaware on May 18, 1993. Each of our technologies, or royalty rights, is held either by Atlantic or by our subsidiaries Optex Ophthalmologics, Inc., or "Optex," and Gemini Technologies, Inc., or "Gemini."

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

                          ATLANTIC AND ITS SUBSIDIARIES

Optex and the Catarex Technology

      Our majority-owned (81.2%) subsidiary, Optex, is entitled to royalties and other revenues in connection with commercialization of Catarex technology. Bausch & Lomb, a multinational ophthalmics company, is developing this technology to overcome the limitations and deficiencies of traditional cataract extraction techniques. Optex had been the owner of this technology, and was developing it pursuant to a development agreement with Bausch & Lomb, but on March 2, 2001, Optex sold to Bausch & Lomb substantially all of its assets, including those related to the Catarex technology.

Relationship with Bausch & Lomb

      In May 1998, Optex entered into a development and licensing agreement pursuant to which it granted to Bausch & Lomb Surgical Incorporated, an affiliate of Bausch & Lomb, a worldwide license to its rights to the Catarex device. (For a description of the Catarex device, see "The Catarex Device and its Applications" below). Under this agreement, Bausch & Lomb was responsible for clinical testing, obtaining regulatory approval worldwide, and manufacturing and commercializing the Catarex device. In addition, Bausch & Lomb undertook to make milestone payments to Optex, as well as royalty payments on sales of the Catarex device, and was required to reimburse Optex for all of its costs, up to $2.5 million, related to the initial phase of development of the Catarex device. Prior to amendment of this agreement in September 1999, reimbursements from Bausch & Lomb were treated as a reduction of expenses and totaled $2,276,579 since the inception of the agreement.

      In September 1999, Optex and Bausch & Lomb Surgical amended this agreement to expand Optex's role in development of the Catarex surgical device. In addition to the basic design work provided for in the original agreement, Optex was required to deliver to Bausch & Lomb within a stated period of time a number of Catarex devices for use in clinical trials, and was required to assist Bausch & Lomb in developing manufacturing processes for scale-up of manufacture of the Catarex device. Bausch & Lomb reimbursed Optex for all costs, including labor, professional services and materials, incurred by Optex in delivering these Catarex devices and performing manufacturing services, and paid Optex a profit component based upon certain of those costs. As of December 31, 2000, development revenue under the September 1999 amendment totaled $6,251,798, with a net profit component of $1,250,360.

      Pursuant to an asset purchase agreement dated January 31, 2001, between Bausch & Lomb, a Bausch & Lomb affiliate, Atlantic, and Optex, on March 2, 2001, Optex sold to Bausch & Lomb substantially all its assets, including all those related to the Catarex technology. The purchase price was $3 million paid at closing. In addition, Optex is entitled to receive additional consideration, namely $1 million once Bausch & Lomb receives regulatory approval to market the Catarex device in Japan, royalties on net sales on the terms stated in the original development agreement dated May 14, 1998, between Bausch & Lomb and Optex, as amended, and minimum royalties of $90,000, $350,000, and $750,000 for the first, second, and third years, respectively, starting on first commercial use of the Catarex device or January 1, 2004, whichever is earlier. Optex also has the option to repurchase the acquired assets from Bausch & Lomb if it ceases developing the Catarex technology. Upon the sale, Bausch & Lomb's development agreement with Optex was terminated. As of December 31, 2000, and including the $3 million purchase price of Optex assets received on March 2, 2001, Bausch & Lomb payments to Optex have totaled $14,028,377, of which $6,750,360 was realized as net profit to Optex. Management believes that Bausch & Lomb will aggressively pursue commercialization of the assets purchased.

Cataracts and Current Cataract-Removal Technology

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

CT-3 Technology

      Atlantic is developing CT-3, a synthetic derivative of the major active ingredient in marijuana, for use in the treatment of inflammation and pain and other indications.

Background

      There has been much publicity regarding whether patients are adequately treated for acute and chronic pain. This is due, in part, to the significant side effects of the more common drugs used to treat pain.

      Acute pain encompasses such medical conditions as post-operative pain, as well as pain from acute injuries. Chronic pain covers a broad range of conditions, including headaches, cancer pain, arthritis pain, low back pain, neuropathic pain, and psychogenic pain. Although difficult to quantify, it is estimated that roughly 130 million people suffer from chronic pain in the U.S. alone, with about 3 million new diagnoses of chronic pain per year.

      The single biggest cause of chronic pain is arthritis. An estimated 40 million people in the U.S. suffer from arthritis, as do an equal number in Europe. Osteoarthritis is the more common form, and 60% of its victims are women. Half of those suffering from osteoarthritis are under the age of 65. The number of people with osteoarthritis is expected to double by 2020 as the number of elderly people continues to grow.

      A more debilitating form of arthritis is rheumatoid arthritis, affecting about 2.5 million people. Chronic pain and inflammation management are critical in this patient segment. Cancer pain is another market, with about 1 million new diagnoses of cancer per year, a majority of them requiring pain management.

      Other causes of chronic pain are fibromyalgia (a connective tissue disorder causing pain affecting approximately 5 million people), and peripheral neuropathy.

      Currently available analgesic (anti-pain) and anti-inflammatory drugs include narcotics, non-narcotic analgesics, corticosteroids and nonsteroidal anti-inflammatory drugs, or "NSAIDs." Although highly effective as analgesics, the usefulness of narcotics is limited by significant adverse effects, including their potential to cause addiction. In contrast, non-narcotic analgesics are safer but, due to their low potency, have limited usefulness in cases of severe chronic pain. Use of corticosteroids, which are highly effective as anti-inflammatory agents, is limited by their potentially significant side effects. Traditional NSAIDs, such as aspirin, ibuprofen and indomethacin, are generally safer than corticosteroids for long-term use, but they too can cause significant side effects when used chronically. While the newer NSAIDs categorized as COX-2 inhibitors, for example Celebrex (developed by G.D. Searle & Co.) and Vioxx (developed by Merck & Co.), are potentially less prone to cause ulcers than are traditional NSAIDs, they do not appear to be more effective for the relief of pain or inflammation.

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

      In addition to the many pharmacological products, various alternative treatments have been utilized due to the continued need for additional types of pain management. The FDA estimated that there are approximately 9-12 million visits per year for acupuncture treatment of chronic pain. In addition, various herbs and nutritional supplements claim to relieve pain. Modified diets and various relaxation techniques have been utilized by some patients, seeking relief from their pain. Other devices, such as TENS and implanted opioid pumps are marketed for chronic pain. This indicates that there is a continued need for alternative treatments to relieve pain.

The CT-3 Technology and Its Applications

      We have proprietary rights to a group of compounds, one of which is currently designated "CT-3." CT-3 is a synthetic derivative of (DELTA)9 tetrahydrocannabinol (THC), the major active ingredient of marijuana. It was designed to maximize the potent efficacious medicinal properties of marijuana without producing its undesirable psychotropic side effects. Based upon the broad anti-inflammatory and analgesic properties exhibited in preclinical studies, we believe that this group of compounds may be useful in the treatment of inflammation and pain, as well as several other indications, including musculoskeletal disorders, neurological disorders, cancer, glaucoma, and gastrointestinal disorders. We also believe, based on preclinical studies and an initial phase I human clinical trial, that this group of compounds has a reduced potential for side effects.

      CT-3 is a chirally pure carboxylic derivative of the major active ingredient of marijuana, (DELTA)9 tetrahydrocannabinol (THC). CT-3 is a new chemical entity and was designed to have increased anti-inflammatory and analgesic properties and reduced psychotropic activity compared to the THC parent. Animal studies have shown that CT-3 lacks the ulcer causing side effects of NSAIDs. Animal studies using dosages significantly higher than the anticipated therapeutic dose of CT-3 have indicated a lack of central nervous system side effects (psychoactivity), and we believe that CT-3 provides anti-inflammatory and analgesic effects without the psychoactive effects of THC. Also, a clinical trial designed to measure the safety and pharmacokinetics of CT-3 resulted in no clinically relevant-adverse events and no evidence of marijuana-like psychoactivity. Several in vitro studies have indicated that CT-3 acts by inhibiting and reducing the release or synthesis of several different mediators of inflammation including cytokines, metalloproteinases, leukotrines, and cylcooxygenases. In addition, tests in an in vivo model of rheumatoid arthritis have shown CT-3 to have significant anti-inflammatory effects, including the potential to reduce the amount of joint destruction caused by rheumatism. Subsequent studies have substantiated these findings and have demonstrated that CT-3 can minimize the effects of adjuvant-induced arthritis in rats. We also believe that it is not yet known whether this compound is more clinically effective than traditional NSAIDs, corticosteroids, COX-2 inhibitors and the variety of potential competitor compounds in late preclinical and early clinical development. The preliminary data therefore suggest that CT-3 appears to have significant potential for therapeutic benefit in the treatment of chronic pain and inflammation that potentially lacks the major side effects of traditional anti-inflammatory drugs and analgesics.

Research and Development Activities

      Atlantic is developing CT-3 as the lead compound in the series of patented compounds. CT-3 has been tested in a Phase I clinical trial and in many pre-clinical in vitro and in vivo studies to profile its potential activity and to evaluate its usefulness in treating medical conditions. This evaluation process started with a focus on analgesic and anti-inflammatory processes and has been broadened to include musculoskeletal disorders, neurological disorders, gastrointestinal disorders, psychiatric disorders, glaucoma, and cancer.

      In 2000 we successfully filed an investigational new drug (IND) application with the United States Food and Drug Administration for CT-3 and signed a contract with Aster Clinical Research Center in Paris, France, to conduct the Phase I clinical trial. The clinical trial was designed to measure the safety and pharmacokinetics of CT-3 in human subjects. As expected, the Phase I clinical trial was successfully completed and showed that CT-3 was safe and resulted in no clinically-relevant adverse events and no evidence of marijuana-like psychoactivity.

      After completion of the Phase I clinical trial we increased our efforts to sublicense CT-3 to suitable strategic partners to assist in clinical development, regulatory approval filing, manufacturing and marketing of CT-3. We anticipate finding a corporate partner to continue the clinical development of CT-3 by the fourth quarter of 2001. In addition, we are considering conducting a Phase II clinical trial ourselves. Since CT-3 appears to possess a wide range of therapeutic activity, we are carefully choosing an indication that we feel CT-3 would be most efficacious for and one that will strategically allow us to increase the licensing value of CT-3 in the most timely and cost effective manner.

      In addition, in the fourth quarter of 2000, we were issued a new US patent 6,162,829 that covers the use of analogs of CT-3 as analgesic or anti-inflammatory agents.

Competition

      The market for the treatment of chronic pain and inflammation is large and highly competitive. Several multinational pharmaceutical companies currently have many popular products in this market and many companies have active research programs to identify and develop more potent and safer anti-inflammatory and analgesic agents. One notable area of research is in the development of "COX-2 inhibitors," which are claimed to be safer to the stomach than available NSAIDs. (COX-2 inhibition is not considered a significant contributor to the mechanism of action of CT-3; in vitro studies have shown very weak COX-2 inhibition.) Two COX-2 inhibitor compounds have recently received FDA approval and several others are in various stages of clinical development. We believe that the potential advantages of CT-3 make it worth developing, and that if we succeed, CT-3 could become a significant new agent in the treatment of pain and inflammation.

Proprietary Rights

      We have an exclusive worldwide license to four U.S. patents and corresponding foreign applications covering a group of compounds, including CT-3. The licensor is Dr. Sumner Burstein, a professor at the University of Massachusetts. This license extends until the expiration of the underlying patent rights. The primary U.S. patent expires in 2012 and the new analog patent 6,162829 expires in 2017. We have the right under this license to sublicense our rights under the license. The license requires that we pay royalties to Dr. Burstein based on sales of products and processes incorporating technology licensed under the license, as well as a percentage of any income derived from any sublicense of the licensed technology. Furthermore, pursuant to the terms of the license, we must satisfy certain other terms and conditions in order to retain the license rights. If we fail to comply with certain terms of the license, our license rights under the license could be terminated.

Gemini and the 2-5A Antisense Technology

      On August 14, 2000, Gemini Technologies, Inc., our subsidiary, was awarded a Small Business Innovation Research (SBIR) Phase II grant to continue its research on antisense enhancing technology by the National Institute for Allergy and Infectious Diseases (NIAID), a unit of the National Institutes of Health
(NIH). The grant, which totals approximately $750,000, will be used to fund a pre-clinical efficacy study using aerosolized 2-5A antisense compound for the inhibition of respiratory syncytial virus (RSV) in monkeys. It also will provide funds for the toxicological and pharmacological studies needed to file an investigational new drug (IND) application with the FDA to begin clinical studies in humans.

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

Our Diversification Strategy

      Early in 2000 we adopted a broader approach in selecting technologies to develop. Consistent with this approach, effective March 21, 2000, Atlantic's name was changed from "Atlantic Pharmaceuticals, Inc." to its current name.

      This broader approach is reflected in our acquisition on May 12, 2000, of an ownership interest in TeraComm Research, Inc., a privately-held company that is currently developing next-generation fiber optic communications technologies, namely a high-speed fiber-optic transceiver.

      The purchase price for our ownership interest was $5 million in cash, 200,000 shares of our common stock and a warrant to purchase 200,000 shares of our common stock. TeraComm issued us 1,400 shares of its Series A preferred stock representing a 35% ownership interest. Taking into account the cash purchase price and the value of the common stock at the signing of the letter of intent, we valued this deal at $6,795,000. We are accounting for the investment in TeraComm in accordance with the equity method of accounting for investments since we have the ability to exert significant influence over TeraComm including through our Board representation.

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

      Thus far, TeraComm has successfully developed methods of producing effective HTS thin-films with metal electrodes, has successfully demonstrated control of optical transmission in HTS films using electric current, and has been awarded patents covering implementation of this technology for fiberoptic telecommunications. TeraComm has not yet achieved the technical milestone that it needs to achieve for further progress in developing their technology. TeraComm has informed us that it is seeking to raise additional funding to continue its development program and achieve this technical milestone.

      Due to our need to preserve our cash resources and due to our uncertainty regarding TeraComm's plans for developing its technology, we ultimately paid only $1 million of the $5 million cash portion of the purchase price. As a consequence, we were required to surrender to TeraComm a number of our shares of TeraComm's preferred stock, which had the effect of reducing to 14.4% our actual ownership interest. However, Atlantic continues to hold one seat on the Board of Directors, and therefore continues to have the ability to exert significant influence.

      On May 23, 2000, we announced our appointment of Walter L. Glomb, Jr., as Vice President. Mr. Glomb is responsible for supporting our investment in TeraComm and identifying complimentary electronic infrastructure and communication technologies for us to develop. Mr. Glomb is based in our new office in Vernon, Connecticut, in the center of the major cluster of photonics companies that stretches from Boston to New Jersey. Atlantic's new strategy focuses on our developing strategic partnerships with early-stage companies, and we feel that this region promises to be a rich source of such partnerships.


                                    EMPLOYEES

      We currently have six employees.

                           FORWARD-LOOKING STATEMENTS

      The statements contained in this Annual Report on Form 10-KSB that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include the risks detailed below. We do not undertake to update any forward-looking statements.

                               RECENT DEVELOPMENTS

Sale of Optex Assets

      On March 2, 2001, Optex Ophthalmologics, Inc., our 81.2%-owned subsidiary, sold substantially all of its assets, including those related to the Catarex technology, to Bausch & Lomb Incorporated for an initial payment of $3 million and ongoing royalty payment obligations upon product commercialization. For further details, see "Description of Business--Atlantic and Its Subsidiaries--Optex and the Catarex Technology."

Repurchase of Series B Preferred Stock

      On March 9, 2001, we repurchased from BH Capital Investments, L.P. and Excalibur Limited Partnership, for an aggregate purchase price of $617,067, all 165,518 shares of our Series B convertible preferred stock held by the investors. On December 4, 2000, we repurchased 482,758 shares of Series B preferred stock. Our repurchase of the remaining shares of Series B preferred stock and termination of our obligations under the purchase agreement with the investors represent the last in a series of transactions relating to that purchase agreement. For further details, see "Market for Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities," as well as our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000, and our Current Reports on Form 8-K filed with the SEC on December 11, 2000, December 29, 2000, January 24, 2001, January 30, 2001, and March 14, 2001.

Common Stock Purchase Agreement with Fusion Capital Fund II, LLC

      On March 16, 2001, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase up to $6.0 million of our common stock over a 30-month period, subject to a 6-month extension or earlier termination at our discretion. The selling price of the shares will be equal to the lesser of (1) $20.00 or (2) a price based upon the future market price of the common stock, without any fixed discount to the market price. For further details, see our registration statement on Form S-3 filed with the SEC on March 25, 2001. However, Nasdaq delisting would constitute an event of default under the purchase agreement with Fusion Capital, and Fusion Capital would no longer be obligated to purchase our common stock.

Risk of Delisting

      We risk being delisted from the Nasdaq SmallCap Market. March 20, 2001, marked the thirtieth consecutive business day that the minimum bid price of our common stock was less than $1.00. This constitutes a failure on our part to meet Nasdaq's continued inclusion requirement for minimum bid price. On March 22, 2001, Nasdaq notified us of this failure, and we have a period of 90 calendar days from that notice to comply with the continued inclusion standard for minimum bid price. We can do so by meeting the standard for a minimum of 10 consecutive business days during the 90 day compliance period.

      In addition, the consolidated financial statements included with this Annual Report show that on December 31, 2000, our net tangible assets were less than $2 million. Consequently, we expect to receive a deficiency notice from Nasdaq notifying us that we have ten days to submit a plan to achieve and sustain long-term compliance with all applicable listing criteria. If Nasdaq is not satisfied with the plan that we submit or if we do not submit a plan, we will then receive a staff determination from Nasdaq. Upon receipt of the staff determination, we will have seven days to appeal the staff determination and request a hearing before Nasdaq's Listing Qualifications Panel (the "panel"), and such request will generally stay the delisting pending a determination by the panel (called a "panel decision"). Failure to request a hearing within seven calendar days will result in automatic delisting.

      For more details regarding delisting and its significance, see "Risk Factors--Our Securities."

                                  RISK FACTORS

      Investing in our common stock is very risky, and you should be able to bear losing your entire investment. You should carefully consider the risks presented by the following factors.

       Our Financial Condition and Need for Substantial Additional Funding

Our future profitability is uncertain.

      We were incorporated in 1993, and we have incurred significant operating losses in each of our fiscal years since then. As of December 31, 2000, our accumulated deficit was approximately $24.8 million. We have not completed developing any of our products or generated any product sales. All of our technologies are in the research and development stage, which requires substantial expenditures. Our operating loss from inception consists of milestone payments and development revenue, including a profit component, by Bausch & Lomb in connection with development of the Catarex device, and a government grant. In March 2001, we received $2.4 million of net proceeds from the sale of substantially all of the assets of Optex Ophthalmologics, Inc., our 81.2%-owned subsidiary. We do not expect to generate any additional revenues in the near future. We expect to incur significant operating losses over the next several years, primarily due to continued and expanded research and development programs, including preclinical studies and clinical trials for our products and technologies under development, as well as costs incurred in identifying and possibly acquiring additional technologies.

We will need additional funding, and it may not be available.

      As of December 31, 2000, we had a cash and cash equivalents balance of approximately $2.7 million. We will require substantial additional resources to continue to develop and test our potential products, to obtain regulatory approvals, to manufacture and commercialize any products that we may develop, and to license new technologies.

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

      We do not have the resources to directly conduct full clinical development, obtain regulatory approvals, manufacture or commercialize any of our proposed products and we have no current plans to acquire such resources. We anticipate that we may enter into collaborative agreements for the research and development, clinical testing, seeking of regulatory approval, manufacturing or commercialization of our proposed products. In addition, collaborative agreements we do enter into could limit our control over the resources devoted to these activities as well as our flexibility in considering alternatives for the commercialization of the products involved.

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

     o that, in the case of one of our pharmaceutical technologies, we will not be able to enter into human clinical trials because of scientific, governmental or financial reasons, or encounter problems in clinical trials that will cause us to delay or suspend development of one of the technologies;

     o    that it will be found to be ineffective or unsafe;

     o    that it will fail to meet applicable regulatory standards; or

     o    that it will fail to obtain required regulatory approvals.

      Similarly, it is possible that, for the following reasons, we may be unable to commercialize any given technology, even if it is shown to be effective:

     o    it is uneconomical;

     o in the case of one of our pharmaceutical technologies or the Catarex device, it is not eligible for third-party reimbursement from government or private insurers;

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

      Our rights to our 2-5A antisense technology are contingent on the Cleveland Clinic Foundation upholding its obligations to the National Institutes of Health with respect to 2-5A. We could lose our rights to 2-5A if the Cleveland Clinic fails to properly discharge its obligations to the National Institutes of Health. In addition, on May 8, 2000, the Cleveland Clinic Foundation filed a claim for arbitration before the American Arbitration Association to terminate its sublicense with Atlantic, claiming that we have breached the sublicense by failing to fulfill our obligations under the sublicense. We may lose this arbitration, and as a result lose our rights under the sublicense, or we may be forced to settle this arbitration on terms that are not entirely favorable to us.

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

Conflicts of interest could arise as a result of our directors serving on the boards of other companies.

      Steve H. Kanzer and Peter O. Kliem serve as directors of other companies, and in the future other of our directors may from time to time serve as directors of other companies. If any of those companies compete with us, conflicts of interest could arise.

                                 Our Securities

We risk being delisted from NASDAQ, and the resulting market illiquidity could adversely affect our ability to raise funds.

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

If we are unable to satisfy any of these maintenance requirements, our securities may be delisted from NASDAQ.

      With regard to our minimum bid price, March 20, 2001, marked the thirtieth consecutive business day that the minimum bid price of our common stock was less than $1.00. This constitutes a failure on our part to meet Nasdaq's continued inclusion requirement for minimum bid price. On March 22, 2001, Nasdaq notified us of this failure, and we have a period of 90 calendar days from that notice to comply with the continued inclusion standard for minimum bid price. We can do so by meeting the standard for a minimum of 10 consecutive business days during the 90 day compliance period.

      In addition, the financial statements included with this Annual Report show that on December 31, 2000, our net tangible assets were less than $2 million. Consequently, we expect to receive a deficiency notice from Nasdaq notifying us that we have ten days to submit a plan to achieve and sustain long-term compliance with all applicable listing criteria. If Nasdaq is not satisfied with the plan that we submit or if we do not submit a plan, we will then receive a staff determination from Nasdaq. Upon receipt of the staff determination, we will have seven days to appeal the staff determination and request a hearing before Nasdaq's Listing Qualifications Panel (the "panel"), and such request will generally stay the delisting pending a determination by the panel (called a "panel decision"). Failure to request a hearing within seven calendar days will result in automatic delisting.

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

      In addition, if our securities are delisted from trading on NASDAQ and the trading price of our common stock is less than $5.00 per share, our common stock will become a "penny stock." Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. It provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. In the event our securities are delisted, the penny stock rules may make it difficult for you to sell your shares of our stock. Because of the rules, there is less trading in penny stocks. Also, many brokers choose not to participate in penny stock transactions.

      Our being delisted would also constitute an event of default under our common stock purchase agreement with Fusion Capital Fund II, LLC.

Holders of our Series A preferred stock have rights superior to those of the holders of our common stock.

      Holders of shares of our outstanding Series A preferred stock can convert each share into 3.27 shares of our common stock without paying us any cash. The conversion price of shares of Series A preferred stock is $3.06 per share of common stock. Both the conversion rate and the conversion price may be adjusted in favor of holders of shares of Series A preferred stock upon certain triggering events. Accordingly, the number of shares of common stock that holders of shares of Series A preferred stock receive upon conversion may increase, which could adversely affect the prevailing market price of our other securities.

      In addition, each February 7 and August 7 we are obligated to pay dividends, in arrears, to the holders of shares of Series A preferred stock, and the dividends consist of 0.065 additional shares of Series A preferred stock for each outstanding share of Series A preferred stock. Our issuing additional shares of Series A preferred stock without payment of any cash to us could adversely affect the prevailing market price of our other securities.

      If we are liquidated, sold to or merged with another entity (and we are not the surviving entity after the merger), we will be obligated to pay holders of shares of Series A preferred stock a liquidation preference of $13.00 per share before any payment is made to holders of shares of common stock. After payment of the liquidation preference, we might not have any assets remaining to pay the holders of shares of common stock. The liquidation preference could adversely affect the market price of our other securities.

      The holders of shares of Series A preferred stock have rights in addition to those summarily described. A complete description of the rights of the Series A preferred stock is contained in the certificate of designations of the Series A preferred stock filed with the Secretary of State of Delaware.

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

The market price of our common stock may be highly volatile.

      The market price of our common stock has been and is expected to continue to be highly volatile. Factors, including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, government regulation, developments or disputes relating to agreements, patents or proprietary rights, may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of common stock by stockholders and by Atlantic, including Fusion Capital pursuant to this prospectus and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the prices of our securities.

The sale of our common stock to Fusion may cause dilution and the sale of the shares acquired by Fusion could cause the price of our common stock to decline.

      The purchase price for the common stock to be issued to Fusion Capital Fund II, LLC, under our common stock purchase agreement with them will fluctuate based on the closing price of our common stock. See "Recent Developments" regarding our agreement with Fusion.

      All shares that we issue to Fusion Capital will be registered and freely tradeable. However, Fusion has agreed that it will not sell or otherwise transfer the commitment shares until the earliest of termination of the common stock purchase agreement, our default under the agreement, or approximately 30 months from the date hereof. Fusion may sell none, some or all of the shares of common stock purchased from Atlantic at any time. We expect that shares that we issue to Fusion Capital will be sold over a period of up to 30 months from the date of the related prospectus. Depending upon market liquidity at the time, a sale of any of those shares at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of those shares, or anticipation of such sales, could make it more difficult for us to sell equity or equity related securities in the future at a time and at a price that it might otherwise wish to effect sales.

The existence of the agreement with Fusion to purchase shares of our common stock could cause downward pressure on the market price of our common stock.

      Both the actual dilution and the potential for dilution resulting from sales of our common stock to Fusion could cause holders to elect to sell their shares of our common stock, which could cause the trading price of our common stock to decrease. In addition, prospective investors anticipating the downward pressure on the price of the Atlantic common stock due to the shares available for sale by Fusion could refrain from purchases or effect sales in anticipation of a decline of the market price.

ITEM 2.     Description of Property

      Through January 31, 2002, we have leased space for our executive office at 150 Broadway, Suite 1009, New York, New York 10038, for a monthly lease payment of $967. On March 19, 2001, we moved into new offices at 350 Fifth Avenue, Suite 5507, New York, New York 10118. The lease for this space is for a term of two years and two and a half months with a monthly lease payment of $6,645.

      Optex's lease of spaces at 27452 Calle Arroyo, San Juan Capistrano, California 92675, was transferred to B&L as of April 1, 2001, as part of the sale to Bausch & Lomb of substantially all of Optex's assets.

      Gemini's lease of space at 11000 Cedar Avenue, Cleveland, Ohio 44106 ended on October 30, 2000. The space is now under a month-to-month rental agreement with monthly payments of $1,933. The new rental agreement will continue until Atlantic management makes a determination with regard to the 2-5A Antisense Technology.

      To facilitate Atlantic's exploration of investment opportunities in fiber-optics, we are leasing space at One Executive Park East, 135 Bolton Road in the Town of Vernon, County of Tolland, Connecticut 06066. This lease is for a term of three years commencing May 17, 2000, with monthly lease payments of $1,000 through May 14, 2001 and thereafter $1,251 per month until May 14, 2003.

      We believe that our existing facilities are adequate to meet our current requirements and that our insurance coverage adequately covers our interest in our leased spaces. We do not own any real property.

ITEM 3.     LEGAL PROCEEDINGS

      There are no current or pending legal proceedings to which Atlantic or any of its subsidiaries is a party or to which any of their properties is subject other than the following.

Claim for Arbitration Brought by Cleveland Clinic Foundation

      Atlantic's subsidiary, Gemini, has an exclusive worldwide sublicense from the Cleveland Clinic Foundation to a U.S. patent and related patent applications, as well as corresponding foreign applications, relating to 2-5A chimeric antisense technology and its use for selective degradation of targeted RNA. On May 8, 2000, the Cleveland Clinic Foundation filed a claim for arbitration before the American Arbitration Association to terminate this sublicense, claiming that Gemini has breached the sublicense by failing to fulfill its obligations under the sublicense. Atlantic and the Cleveland Clinic Foundation are currently engaged in discussions aimed at settling this dispute. To that end, on April 5, 2001, the parties agreed to extend several arbitration deadlines pursuant to Rule 40 of the AAA Commercial Arbitration Rules.

ITEM 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

ITEM 5.     Market for Common Equity and Related Stockholder Matters

      Our common stock is listed on the Nasdaq SmallCap Market. The following table sets forth the high and low closing price for our common stock as quoted, in U.S. dollars, by Nasdaq during each quarter within the last two fiscal years:


                      ======================================
                        Quarter Ended        High       Low
                      ======================================
                        March 31, 1999       $3.125   $1.313
                      --------------------------------------
                        June 30, 1999        $2.469   $1.063
                      --------------------------------------
                        September 30, 1999   $2.375   $1.125
                      --------------------------------------
                        December 31, 1999    $2.25    $1.25
                      --------------------------------------
                        March 31, 2000     $10.625   $1.375
                      --------------------------------------
                        June 30, 2000       $6.375   $2.50
                      --------------------------------------
                        September 30, 2000  $5.00    $2.50
                      --------------------------------------
                        December 31,  2000  $3.313   $0.406
                      ======================================


      The number of holders of record of our common stock as of March 28, 2001 was 120. The number of beneficial stockholders of our common stock as of March 28, 2001 was 1,880.

      We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future. The Certificate of Designations for our Series A preferred stock provides that we may not pay dividends on our common stock unless a special dividend is paid on our Series A preferred stock.

RECENT SALES OF UNREGISTERED SECURITIES

Issuance to BH Capital Investments, L.P. and Excalibur Limited Partnership

      On September 28, 2000, pursuant to a convertible preferred stock and warrants purchase agreement (the "purchase agreement"), we issued to BH Capital Investments, L.P. and Excalibur Limited Partnership (together, the "Investors") for a purchase price of $2,000,000, 689,656 shares of our Series B convertible preferred stock (the "Series B preferred stock") and warrants to purchase 134,000 shares of our common stock. Half of the shares of Series B preferred stock (344,828 shares) and warrants to purchase half of the shares of common stock (67,000 shares) were held in escrow, along with half of the purchase price.

      On December 4, 2000, Atlantic and the Investors entered into a stock repurchase agreement (the "stock repurchase agreement") pursuant to which we repurchased from the Investors for $500,000, 137,930 shares of Series B preferred stock, and agreed to the release from escrow to the Investors of the $1,000,000 purchase price of the 344,828 shares of Series B preferred stock held in escrow. We also allowed the Investors to keep all of the warrants issued under the purchase agreement and issued to the Investors warrants to purchase a further 20,000 shares of our common stock at the same exercise price.

      The issuance of the shares of Series B preferred stock and warrants did not involve any public offering and therefore was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

      The warrants are exercisable at the fixed exercise price or 110% of the market price 180 days after the date of issuance, whichever is lower. Pursuant to a second amendment to the purchase agreement, executed on January

9, 2001, the fixed exercise price of the warrants was lowered from $3.19, the fixed exercise price upon their issuance, to $1.00, the market price of our common stock at the time of the renegotiations. Each warrant may be exercised any time during the five years from the date of granting. The warrants may not be exercised if doing so would result in our issuing a number of shares of common stock in excess of the limit imposed by the rules of the Nasdaq SmallCap Market.

      Holders of shares of our outstanding Series B preferred stock can convert each share into shares of common stock without paying Atlantic any cash. The conversion price per share of the Series B preferred stock was also amended by the second amendment to the purchase agreement. The conversion price per share of Series B preferred stock on any given day is the lower of (1) $1.00 or (2) 90% of the average of the two lowest closing bid prices on the principal market of the common stock out of the fifteen trading days immediately prior to conversion, but the conversion price will be reduced by an additional 5% if the common stock is not listed on either the Nasdaq SmallCap Market or Nasdaq National Market as of that date, and in no event will the conversion price be lower than the floor price ($0.50 for the conversion of a share of Series B preferred stock effected on or before March 28, 2002). The conversion price may be adjusted in favor of holders of shares of Series B preferred stock upon certain triggering events. The conversion rate is determined by dividing the original price of the Series B preferred stock by the conversion price in effect at the time of conversion; but before any adjustment is required upon the occurrence of any such triggering events, the conversion price will be equal to the original price of the Series B preferred stock.

      On March 9, 2001, Atlantic and the Investors entered into stock repurchase agreement no. 2. Pursuant to stock repurchase agreement no. 2, we repurchased from the Investors, for an aggregate purchase price of $617,067, all 165,518 shares of our Series B preferred stock held by the Investors. The repurchase price represented 125% of the purchase price originally paid by the investors for the repurchased shares, as well as an amount equal to the annual dividend on the Series B preferred stock at a rate per share of 8% of the original purchase price. The repurchased shares constitute all remaining outstanding shares of Series B preferred stock; we have cancelled those shares.

Issuance to Joseph Stephens & Company, Inc.

      On January 4, 2000, we entered into a Financial Advisory and Consulting Agreement with Joseph Stevens & Company, Inc. ("Joseph Stevens"). In this agreement, we engaged Joseph Stevens to provide us with investment banking services from January 4, 2000 until January 4, 2001. As partial compensation for the services to be rendered by Joseph Stevens, we issued them three warrants to purchase an aggregate of 450,000 shares of our common stock.

      The issuance of the warrants did not involve any public offering and therefore was exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the "Act") pursuant to Section 4(2) of the Act.

      The exercise price of each warrant is as follows:

              ======================================
                Warrant       No. of     Exercise
                Number        Shares       Price
              ======================================
                No.1          150,000      $2.50
              --------------------------------------
                No.2          150,000      $3.50
              --------------------------------------
                No.3          150,000      $4.50
              ======================================


      Each warrant may only be exercised when the market price of a share of common stock is at least $1.00 greater than the exercise price of that warrant. In connection with issuance of the warrants, Atlantic and Joseph Stevens entered into a letter agreement granting Joseph Stevens registration rights in respect of the shares of common stock issuable upon exercise of the warrants.

Issuance to TeraComm Research, Inc.

      On May 12, 2000, we acquired shares of preferred stock representing a 35% ownership interest in TeraComm Research, Inc. ("TeraComm"), a privately-held company that is developing next-generation high-speed fiberoptic communications technologies. The purchase price for this ownership interest was $5,000,000 in cash, 200,000 shares of our common stock, and a warrant to purchase a further 200,000 shares of our common stock. The warrants have a term of three years and are exercisable at $8.975 per share of common stock, but only if the market price of our common stock is $30 or more. We are accounting for the investment in TeraComm in accordance with the equity method of accounting for investments since we have the ability to exert significant influence over TeraComm including through our Board representation.

      The issuance of the common stock and warrants did not involve any public offering and therefore was exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the "Act") pursuant to Section 4(2) of the Act.

      On July 18, 2000, Atlantic and TeraComm amended the purchase agreement. In the amendment, the parties agreed that the $4,000,000 balance of the $5,000,000 cash component of the purchase price would not be due until TeraComm achieved a specified milestone. Within ten days after TeraComm achieved that milestone, we were required to pay TeraComm $1,000,000 and thereafter make to TeraComm three payments of $1,000,000 at three-month intervals. If we failed to make any of these payments, TeraComm's only recourse would be reducing proportionately our ownership interest. Our failure to make the first $1,000,000 payment by midnight at the end of December 30, 2000 (whether or not TeraComm has reached the milestone) would at the option of TeraComm be deemed to constitute failure by us to timely make that payment.

      When we failed to make the first $1,000,000 payment by midnight at the end of December 30, 2000, we were deemed to have surrendered to TeraComm a proportion of our TeraComm shares equal to the proportion of the dollar value of the purchase price for our TeraComm shares ($6,795,000) that was represented by the unpaid $4,000,000 of the cash portion of the purchase price. This had the effect of reducing to 14.4% our actual ownership interest in TeraComm. However, Atlantic continues to hold one seat on the Board of Directors, and therefore continues to have the ability to exert significant influence.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

      We were incorporated in Delaware on May 18, 1993 and commenced operations on July 13, 1993. We are engaged in the development of biomedical and pharmaceutical products and technologies. We have rights to two technologies which we believe may be useful in the treatment of a variety of diseases, including cancer, infectious disease, and pain and inflammation, and we are entitled to royalties and other revenues in connection with a third technology, relating to the treatment of ophthalmic disorders. Our existing products and technologies under development are each held either by us or our subsidiaries. We have been unprofitable since inception and expect to incur substantial additional operating losses over the next several years. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

                              RESULTS OF OPERATIONS

2000 Versus 1999

      From the commencement of operations through December 31, 2000, we have generated $9,118,457 of revenue.

      In accordance with a development agreement as amended in September 1999, Bausch & Lomb Surgical reimbursed our subsidiary, Optex, for costs Optex incurred in developing its Catarex technology, plus a profit component. For the year ended December 31, 2000, this agreement provided $5,169,288 of development revenue, and the related cost of development revenue was $4,135,430. For the year ended December 31, 1999, this agreement provided $1,082,510 of development revenue, and the related cost of development revenue was

$866,008. On March 2, 2001, Optex sold substantially all of its assets, including those related to the Catarex technology, to Bausch & Lomb. The development agreement was terminated and we will no longer receive development revenue under that agreement.

      Research and development expenditures consist primarily of costs associated with research and development personnel; the cost of operating our research and development laboratories; payments made under our license agreements, sponsored research agreements, research agreements with institutes, and consultants' agreements with its licensors, scientific collaborators, and research institutes; and costs related to patent filings and maintenance. For the year ended December 31, 2000, our research and development expense was $1,130,345 as compared to $1,091,291 for the year ended December 31, 1999. The 1999 expense is presented net of nine months of Bausch & Lomb reimbursements of $1,044,708 received prior to the September 1999 amendment. This increase was due to increased expenditures for the year on certain development projects, including the costs associated with the completion of a successful Phase I study for our CT-3 compound during 2000.

      During 2000, we made an investment in TeraComm Research, Inc., accounted for under the equity method of accounting, of $1,000,000 cash as well as common stock and a warrant to purchase common stock, together valued at $1,800,000. Of the $2,800,000 purchase price, we expensed $2,653,382 as acquired in-process research and development, as TeraComm's product development activity is in the very early stages. The TeraComm investment is accounted for in accordance with the equity method of accounting for investments as we continue to have the ability to exert significant influence over TeraComm.

      General and administrative expenses consist primarily of expenses associated with corporate operations, legal, finance and accounting, human resources and other general operating costs. For the year ended December 31, 2000, our general and administrative expense was $2,235,535 as compared to $1,941,425, which is net of Bausch & Lomb reimbursements of $184,360, for the year ended December 31, 1999. This increase was due to costs incurred in hiring and relocating executives, an increase in payroll costs over last year, and an increase in fees for professional services attributable to legal filings and due diligence relating to fundraising efforts and certain investments.

      In 2000, we had $1,020,128 of expense associated with warrants issued to Joseph Stevens & Company as partial compensation for investment banking services provided by Joseph Stevens & Company during 2000.

      For the year ended December 31, 2000, our interest and other income was $92,670 compared to $292,630 for the year ended December 31, 1999. This decrease was primarily due to a $79,274 loss in equity in our affiliate, TeraComm, and a decline in our cash reserves, which resulted in decreased interest income. For the year ended December 31, 2000, our share of losses of TeraComm amounted to $79,274.

 1999 Versus 1998

      During 1999, Optex's development agreement with Bausch & Lomb was amended to include a profit component. Fees earned from the date of the amendment are presented in our financial statements as development revenue. Prior to amendment of this agreement in September 1999, reimbursements from Bausch & Lomb were treated as a reduction of expenses and totaled $2,276,579 since the inception of the agreement. Reimbursements made under the agreement in 1999 reduced our research and development expenses by $1,044,708 and general and administrative expenses by $184,360. Net general and administrative expenses for the year ended December 31, 1999, were $1,941,425 as compared to $2,668,508 for the corresponding period in 1998. This decrease was primarily attributable to a general reduction in corporate overhead associated with reduced corporate staffing, patent prosecution fees, advertising, and travel expenses.

      Research and development expenses, including license fees, were $1,091,291 for the year ended December 31, 1999, as compared to $3,036,355 for the corresponding period in 1998. These amounts are net of reimbursements from Bausch & Lomb of $1,044,708 in 1999 and $899,936 in 1998. The decrease in research and development expenses in 1999 was attributable to reduced research and development activities for all of our technologies, except for the Catarex technology being developed by Optex, with respect to which increased development work was offset by higher reimbursement from Bausch & Lomb. Termination of the license agreement between Channel and the Trustees of the University of Pennsylvania contributed to reduced research and development activities.

      Interest income in 1999 was $292,630 compared to $451,335 in 1998. The decrease was attributable to reduced investment amounts.

                         LIQUIDITY AND CAPITAL RESOURCES

      From inception to December 31, 2000, we incurred an accumulated deficit of $24,826,334, and we expect to continue to incur additional losses for the foreseeable future.

      At December 31, 2000, we had $2,663,583 in cash and cash equivalents and working capital of $798,726. We are also obligated, and contingently obligated, under consulting and lease agreements to pay certain amounts in the future. See
Note 13 of Notes to Consolidated Financial Statements.

      Our available working capital and capital requirements will depend upon numerous factors, including progress of our research and development programs; progress and cost of ongoing and planned pre-clinical and clinical testing; timing and cost of obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; changes in our existing collaborative and licensing relationships; levels of resources that we devote to developing our manufacturing and commercializing capabilities; technological advances; the status of competitors; our ability to establish collaborative arrangements with other organizations; and our need to purchase additional capital equipment.

      In May 1998, Optex entered into a development and licensing agreement pursuant to which it granted to Bausch & Lomb Surgical Incorporated, an affiliate of Bausch & Lomb, a worldwide license to its rights to the Catarex device. In September 1999, Optex and Bausch & Lomb Surgical amended this agreement to expand Optex's role in development of the Catarex surgical device. During 2000, we recorded development revenue from the amended agreement in the amount of $5,169,288.

      Pursuant to an asset purchase agreement dated January 31, 2001, between Bausch & Lomb, a Bausch & Lomb affiliate, Atlantic, and Optex, on March 2, 2001, Optex sold to Bausch & Lomb substantially all its assets, including all those related to the Catarex technology. The purchase price was $3 million paid at closing ($600,000 of which was distributed to the minority shareholders). In addition, Optex is entitled to receive additional consideration, namely $1 million once Bausch & Lomb receives regulatory approval to market the Catarex device in Japan, royalties on net sales on the terms stated in the original development agreement dated May 14, 1998, between Bausch & Lomb and Optex, as amended, and minimum royalties of $90,000, $350,000, and $750,000 for the first, second, and third years, respectively, starting on first commercial use of the Catarex device or January 1, 2004, whichever is earlier. Optex also has the option to repurchase the acquired assets from Bausch & Lomb if it ceases developing the Catarex technology. Upon the acquisition, Bausch & Lomb's development agreement with Optex was terminated.

      We anticipate that our current resources, together with $2.4 million in net proceeds from the Bausch & Lomb asset purchase agreement, less $617,067 used to repurchase the remaining shares of our Series B preferred stock (see below), will be sufficient to finance our currently anticipated needs for operating and capital expenditures for at least the next twelve months. In addition, we will attempt to generate additional capital through a combination of collaborative agreements, strategic alliances, and equity and debt financing. However, we can give no assurance that we will be able to obtain additional capital through these sources or upon terms acceptable to us.

      Until required for operations, our policy is to keep our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. government instruments and other investment-grade quality instruments.

      On September 28, 2000, pursuant to a convertible preferred stock and warrants purchase agreement (the "purchase agreement"), we issued to BH Capital Investments, L.P. and Excalibur Limited Partnership (together, the "Investors") for a purchase price of $2,000,000, 689,656 shares of our Series B convertible preferred stock (the "Series B preferred stock") and warrants to purchase 134,000 shares of our common stock. Half of the shares of

Series B preferred stock (344,828 shares) and warrants to purchase half of the shares of common stock (67,000 shares) were held in escrow, along with half of the purchase price.

      On December 4, 2000, Atlantic and the Investors entered into a stock repurchase agreement (the "stock repurchase agreement") pursuant to which we repurchased from the Investors for $500,000 137,930 shares of Series B preferred stock, and agreed to the release from escrow to the Investors of the $1,000,000 purchase price of the 344,828 shares of Series B preferred stock held in escrow. We also allowed the Investors to keep all of the warrants issued under the purchase agreement and issued to the Investors warrants to purchase a further 20,000 shares of our common stock at the same exercise price. On January 19, 2001, 41,380 shares of Series B preferred stock were converted by the Investors into 236,422 shares of our common stock.

      The conversion price per share of the Series B preferred stock was amended by the second amendment to the purchase agreement. The conversion price per share of Series B preferred stock on any given day is the lower of (1) $1.00 or
(2) 90% of the average of the two lowest closing bid prices on the principal market of the common stock out of the fifteen trading days immediately prior to conversion, but the conversion price will be reduced by an additional 5% if the common stock is not listed on either the Nasdaq SmallCap Market or Nasdaq National Market as of that date, and in no event will the conversion price be lower than the floor price ($0.50 for the conversion of a share of Series B preferred stock effected on or before March 28, 2002). The conversion price may be adjusted in favor of holders of shares of Series B preferred stockupon certain triggering events. The conversion rate is determined by dividing the original price of the Series B preferred stock by the conversion price in effect at the time of conversion; but before any adjustment is required upon the occurrence of any such triggering events, the conversion price will be equal to the original price of the Series B preferred stock.

      On March 9, 2001, Atlantic and the Investors entered into a second stock repurchase agreement ("stock repurchase agreement no. 2"). Pursuant to stock repurchase agreement no. 2, we repurchased from the Investors, for an aggregate purchase price of $617,067, all 165,518 shares of our Series B preferred stock held by the Investors. The repurchase price represented 125% of the purchase price originally paid by the investors for the repurchased shares, as well as an amount equal to the annual dividend on the Series B preferred stock at a rate per share of 8% of the original purchase price. The repurchased shares constitute all remaining outstanding shares of Series B preferred stock; we have cancelled those shares.

      On May 12, 2000, we acquired shares of preferred stock representing a 35% ownership interest in TeraComm Research, Inc. ("TeraComm"), a privately held company that is developing next-generation high-speed fiber optic communications technologies. The purchase price for this ownership interest was $5,000,000 in cash, 200,000 shares of our common stock, and a warrant to purchase a further 200,000 shares of our common stock. Of the $5,000,000 cash portion of the purchase price, we paid $1,000,000. We are accounting for the investment in TeraComm in accordance with the equity method of accounting for investments since we have the ability to exert significant influence over TeraComm including through our Board representation.

      On July 18, 2000, Atlantic and TeraComm amended the purchase agreement. In the amendment, the parties agreed that the $4,000,000 balance of the $5,000,000 cash component of the purchase price would not be due until TeraComm achieved a specified milestone. Within ten days after TeraComm achieved that milestone, we were required to pay TeraComm $1,000,000 and thereafter make to TeraComm three payments of $1,000,000 at three-month intervals. If we failed to make any of these payments, TeraComm's only recourse would be reducing proportionately our ownership interest. Our failure to make the first $1,000,000 payment by midnight at the end of December 30, 2000 (whether or not TeraComm has reached the milestone) would at the option of TeraComm be deemed to constitute failure by us to timely make that payment.

      When we failed to make this first $1,000,000 payment, we were deemed to have surrendered to TeraComm a proportion of our TeraComm shares equal to the proportion of the dollar value of the purchase price for our TeraComm shares ($6,795,000) that was represented by the unpaid $4,000,000 of the cash portion of the purchase price. This had the effect of reducing to 14.4% our ownership interest in TeraComm. However, Atlantic continues to hold one seat on the Board of Directors, and therefore continues to have the ability to exert significant influence.

      On March 16, 2001, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase up to $6.0 million of our common stock over a 30-month period, subject to a 6-month extension or earlier termination at our discretion. The selling price of the shares will be equal to the lesser of (1) $20.00 or (2) a price based upon the future market price of the common stock, without any fixed discount to the market price. For further details, see our registration statement on Form S-3 filed with the SEC on March 25, 2001. However, Nasdaq delisting would constitute an event of default under the purchase agreement with Fusion Capital, and Fusion Capital would no longer be obligated to purchase our common stock.

      We risk being delisted from the Nasdaq SmallCap Market. March 20, 2001, marked the thirtieth consecutive business day that the minimum bid price of our common stock was less than $1.00. This constitutes a failure on our part to meet Nasdaq's continued inclusion requirement for minimum bid price. On March 22, 2001, Nasdaq notified us of this failure, and we have a period of 90 calendar days from that notice to comply with the continued inclusion standard for minimum bid price. We can do so by meeting the standard for a minimum of 10 consecutive business days during the 90 day compliance period.

      In addition, the consolidated financial statements included with this Annual Report show that on December 31, 2000, our net tangible assets were less than $2 million. Consequently, we expect to receive a deficiency notice from Nasdaq notifying us that we have ten days to submit a plan to achieve and sustain long-term compliance with all applicable listing criteria. If Nasdaq is not satisfied with the plan that we submit or if we do not submit a plan, we will then receive a staff determination from Nasdaq. Upon receipt of the staff determination, we will have seven days to appeal the staff determination and request a hearing before Nasdaq's Listing Qualifications Panel (the "panel"), and such a request will generally stay the delisting pending a determination by the panel (called a "panel decision"). Failure to request a hearing within seven calendar days will result in automatic delisting. In addition, if our securities were delisted it could materially and adversely affect our ability to raise additional funding.

                      RECENTLY ISSUED ACCOUNTING STANDARDS

      On January 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133" and SFAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 133 requires a company to recognize all derivative instruments as assets and liabilities in its balance sheet and measure them at fair value. The adoption of these statements did not have a material impact on our consolidated financial position, results of operations or cash flows, as we are currently not party to any derivative instruments.

ITEM 7.     CONSOLIDATED FINANCIAL STATEMENTS

      For a list of the consolidated financial statements filed as part of this report, see the Index to Consolidated Financial Statements at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

             INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

      A. Joseph Rudick, M.D., 44, has been a director of Atlantic since May 1999 and Chief Executive Officer since April 10, 2000. He was also the President of Atlantic from May 1999 until April 3, 2000 and was a founder of Atlantic and two of its majority-owned subsidiaries, Optex and Channel. Dr. Rudick served as a business consultant to Atlantic from January 1997 until November 1998. From June 1994 until November 1998, Dr. Rudick was a Vice President of Paramount Capital, Inc. ("Paramount"), an investment bank specializing in the biotechnology and biopharmaceutical industries. Since 1988, he has been a Partner of Associate Ophthalmologists P.C., a private ophthalmology practice located in New York, and from 1993 to 1998 he served as a director of Healthdesk Corporation, a publicly-traded medical information company of which he was a co-founder. Dr. Rudick earned a B.A. in Chemistry from Williams College in 1979 and an M.D. from the University of Pennsylvania in 1983.

      Steve H. Kanzer, C.P.A., Esq., 37, has been a director of Atlantic since its inception in 1993. Mr. Kanzer currently is a member of the Audit Committee and the Compensation Committee. Since December 1997, Mr. Kanzer has been Chief Executive Officer of a biotechnology holding company, Corporate Technology Development, Inc., based in Miami. From 1992 until December 1998, Mr. Kanzer was a founder and Senior Managing Director of Paramount, and Senior Managing Director--Head of Venture Capital of Paramount Capital Investments, LLC ("Paramount Investments"), a biotechnology and biopharmaceutical venture capital and merchant banking firm that is associated with Paramount. From 1993 until June 1998, Mr. Kanzer was a founder and a member of the board of directors of Boston Life Sciences, Inc., a publicly-traded pharmaceutical research and development company. Mr. Kanzer is a founder and Chairman of the Board of Discovery Laboratories, Inc., and a member of the board of directors of Endorex Corp., two publicly-traded pharmaceutical research and development companies. Prior to joining Paramount, Mr. Kanzer was an attorney with Skadden, Arps, Slate, Meagher & Flom LLP in New York, New York from September 1988 to October 1991. He received his J.D. from New York University School of Law in 1988 and a B.B.A. in Accounting from Baruch College in 1985. In his capacity as employee and director of other companies in the venture capital field, Mr. Kanzer is not required to present to Atlantic opportunities that arise outside the scope of his duties as a director of Atlantic.

      Frederic P. Zotos, Esq., 35, has been a director of Atlantic since May 1999 and President of Atlantic since April 3, 2000. From June 1999 until April 2000, Mr. Zotos was Director of Due Diligence and Internal Legal Counsel of Licent Capital, LLC, an intellectual property royalty finance company located in Jericho, New York. From September 1998 until June 1999, Mr. Zotos practiced as an independent patent attorney and technology licensing consultant in Cohasset, Massachusetts. From December 1996 until August 1998, Mr. Zotos was Assistant to the President and Patent Counsel of Competitive Technologies, Inc., a publicly-traded technology licensing agency located in Fairfield, Connecticut. From July 1994 until November 1996, Mr. Zotos was an Intellectual Property Associate of Pepe & Hazard, a general practice law firm located in Hartford, Connecticut. He is Co-Chair of the Fairfield-Westchester and Chair of the New York City Chapters of the Licensing Executive Society, and a member of its Financial Markets Committee. Mr. Zotos is a registered patent attorney with the United States Patent and Trademark Office, and is also registered to practice law in Massachusetts and Connecticut. He earned a B.S. in Mechanical Engineering from Northeastern University in 1987, a joint J.D. and M.B.A. degree from Northeastern University in 1993, and successfully completed an M.S. in Electrical Engineering Prerequisite Program from Northeastern University in 1994.

      Nicholas J. Rossettos, C.P.A., 35, has been Chief Financial Officer since April 2000. Mr. Rossettos' most recent position was as Manager of Finance for Centerwatch, a pharmaceutical trade publisher headquartered in Boston, MA that is a wholly owned subsidiary of Thomson CP headquartered in Toronto, Canada. Prior to that, he was Director of Finance and Administration for EnviroBusiness, Inc., an environmental and technical management-consulting firm headquartered in Cambridge, MA. He holds an A.B. in Economics from Princeton University and a M.S. in Accounting and M.B.A. from Northeastern University.

      Peter O. Kliem, 62, has been a Director of Atlantic since March 21, 2000 and is a member of the Compensation Committee. Mr. Kliem is a co-founder, President and COO of Enanta Pharmaceuticals, a Boston based biotechnology start-up. Prior to this start-up, he worked with Polaroid Corporation for 36 years, most recently in the positions of Senior Vice President, Business Development, Senior VP, Electronic Imaging and Senior VP and Director of Research & Development. During his tenure with Polaroid, he initiated and executed major strategic alliances with corporations in the U.S., Europe, and the Far East. Mr. Kliem also introduced a broad range of innovative products such as printers, lasers, CCD and CID imaging, fiber optics, flat panel display, magnetic/optical storage and medical diagnostic products in complex technological environments. He serves as trustee and vice president of the Boston Biomedical Research Institute and served as Chairman of PB Diagnostics. He is a member of the board of directors of the privately held company, Corporate Technology Development, Inc. In addition, he served as Industry Advisor to TVM-Techno Venture Management. Mr. Kliem earned his M.S. in chemistry from Northeastern University.

      There are no family relationships among the executive officers or directors of Atlantic.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Atlantic's officers, directors and persons who are the beneficial owners of more than 10% of the common stock to file initial reports of ownership and reports of changes in ownership of the common stock with the SEC. Officers, directors and beneficial owners of more than 10% of the common stock are required by SEC regulations to furnish Atlantic with copies of all Section 16(a) forms they file.

      Each of Atlantic's directors and executive officers was late in filing the forms required by Section 16(a) of the Exchange Act during fiscal year 2000.

ITEM 10.    EXECUTIVE COMPENSATION

                       COMPENSATION OF EXECUTIVE OFFICERS

      Pursuant to our 1995 stock option plan, on April 12, 2000, Dr. Rudick was granted options for 100,000 shares of common stock at an exercise price of $4.1875. Additionally, on April 12, 2000, Dr. Rudick was granted options for 25,000 shares of common stock at an exercise price of $4.1875 in connection with his promotion to Chief Executive Officer. During the 2000 fiscal year, options for 50,000 shares of common stock that had been granted to Dr. Rudick on August 9, 1999, were rescinded in order to correct for the grant to Dr. Rudick during the 1999 fiscal year of options for 37,000 shares of common stock above the amount permitted by our stock option plan for that fiscal year. Pursuant to the 1995 stock option plan, on April 12, 2000, Frederic Zotos was granted options for 100,000 shares of common stock at an exercise price of $4.1875. Additionally, on April 12, 2000, Frederic Zotos was granted options for 150,000 shares of common stock at an exercise price of $4.1875 in connection with his promotion to President. On April 12, 2000, Nicholas Rossettos was granted options for 50,000 shares of common stock at an exercise price of $4.1875 in connection with his promotion to Chief Financial Officer.

      The following table sets forth, for the last three fiscal years, the compensation earned for services rendered in all capacities by our chief executive officer and the other highest-paid executive officers serving as such at the end of 2000 whose compensation for that fiscal year was in excess of $100,000. The individuals named in the table will be hereinafter referred to as the "Named Officers." No other executive officer of Atlantic received compensation in excess of $100,000 during fiscal year 2000. No executive officer who would otherwise have been included in this table on the basis of 2000 salary and bonus resigned or terminated employment during that year.

                                            SUMMARY COMPENSATION TABLE

---------------------------------- -------- ------------------------------------------- -------------------- -------------------
                                                       Annual Compensation              Long-Term            All Other
                                                                                        Compensation         Compensation ($)
                                            ------------------------------------------- -------------------- -------------------
                                                                                        Awards
---------------------------------- -------- ------------ ------------ ----------------- -------------------- -------------------
Name and Principal Position        Year     Salary($)    Bonus($)     Other Annual      Securities
                                                                      Compensation ($)  Underlying
                                                                                        Options/SARs(#)
---------------------------------- -------- ------------ ------------ ----------------- -------------------- -------------------
A. Joseph Rudick, M.D.(1)          2000         123,750      111,174  0                 25,000               84,674(2)
  Chief Executive Officer          1999               0       23,502  0                 87,000(3)            81,523(4)
                                   1998               0               0                 10,000               0
---------------------------------- -------- ------------ ------------ ----------------- -------------------- -------------------
Frederic P. Zotos, Esq. (5)        2000         131,250       50,000  10,000(6)         250,000              14,750(7)
  President                        1999               0            0       0             37,000               2,600(8)
                                   1998               0            0       0                  0                   0
---------------------------------- -------- ------------ ------------ ----------------- -------------------- -------------------
Nicholas J. Rossettos, C.P.A.(9)   2000          91,146       25,000  10,000(10)        50,000               0
  Chief Financial Officer,         1999               0            0  0                 0                    0
  Treasurer and Secretary          1998               0            0  0                 0                    0
---------------------------------- -------- ------------ ------------ ----------------- -------------------- -------------------

-------------------------

(1)  Dr. Rudick became Chief Executive Officer of Atlantic on April 10, 2000.

(2) Represents $86,174 paid to Dr. Rudick in recognition of his role in negotiating an amendment to Optex's contract with Bausch & Lomb (see Item 12 below for a more detailed explanation), less $1,500 returned to Atlantic by him due to mistaken overpayment of director's fees for the 1999 fiscal year.

(3) Excludes options for 50,000 shares of common stock granted to Dr. Rudick on August 9, 1999, but rescinded in the 2000 fiscal year to correct the grant to him in the 1999 fiscal year of options for 37,000 shares of common stock above the amount permitted by the stock option plan for that fiscal year.

(4) Represents $50,516 in fees paid to Dr. Rudick for consulting services rendered, $7,500 in director's fees, of which $1,500 was paid in error and therefore returned to Atlantic by him in 2000, and $23,507 paid in recognition of his role in negotiating an amendment to Optex's contract with Bausch & Lomb (see Item 12 below for a more detailed explanation).

(5)  Mr. Zotos became President of Atlantic on April 3, 2000.

(6) Represents matching contributions by Atlantic pursuant to Atlantic's SAR-SEP retirement plan.

(7) Represents $8,000 in fees paid for consulting services rendered and $6,750 in director's fees.

(8)  Represents fees paid for consulting services rendered.

(9)  Mr. Rossettos became Chief Financial Officer of Atlantic on April 10, 2000.

(10) Represents matching contributions by Atlantic pursuant to Atlantic's SAR-SEP retirement plan.

                      OPTIONS AND STOCK APPRECIATION RIGHTS

      The following table contains information concerning the grant of stock options under the 1995 stock option plan and otherwise to the Named Officers during the 2000 fiscal year. Except as described in footnote (1) below, no stock appreciation rights were granted during the 2000 fiscal year.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR


--------------------------------------------------------------------------------------------------------------------
Individual Grants
--------------------------------------------------------------------------------------------------------------------
Name                                Number of Securities   % of Underlying           Exercise Price   Expiration
                                    Underlying Options/    Options/SARs Granted to   ($/Share)(3)     Date
                                    SARs Granted(#)(1)     Employees in Fiscal
                                                           Year(2)
----------------------------------- ---------------------- ------------------------- ---------------- --------------
A. Joseph Rudick M.D.(4)                          125,000                       25%          $4.1875        4/12/10
----------------------------------- ---------------------- ------------------------- ---------------- --------------
Frederic P. Zotos, Esq.                           250,000                       51%          $4.1875        4/12/10
----------------------------------- ---------------------- ------------------------- ---------------- --------------
Nicholas J. Rossettos, CPA                         50,000                       10%          $4.1875        4/12/10
----------------------------------- ---------------------- ------------------------- ---------------- --------------
Other Employees                                    20,000                        4%          $4.1875        4/12/10
                                                   50,000                       10%          $3.4375        5/15/10
----------------------------------- ---------------------- ------------------------- ---------------- --------------

------------------------

(1) Each option has a maximum term of ten years, subject to earlier termination in the event of the optionee's cessation of service with Atlantic. Dr. Rudick's options became exercisable as follows: (1) the first option for 100,000 shares of common stock, 25% upon granting and 25% each of the first three anniversaries of the date of granting; (2) the second option for 25,000 shares of common stock, 25% upon granting and 25% each of the first three anniversaries of the date of granting. Mr. Zotos' options are exercisable as follows: (1) the first option for 100,000 shares of common stock, 25% upon granting and 25% each of the first three anniversaries of the date of granting; (2) the second option for 150,000 shares of common stock, 25% upon granting and 25% each of the first three anniversaries of the date of granting. Mr. Rossettos' options for 50,000 shares of common stock are exercisable as follows: 25% upon granting and 25% each of the first three anniversaries of the date of granting. Options for the remainder of the employees are exercisable as follows: (1) the option for 20,000 shares of common stock, 25% upon granting and 25% each of the first three anniversaries of the date of granting; (2) the option for 50,000 shares of common stock, 25% upon granting and 25% each of the first three anniversaries of the date of granting. Each option will become immediately exercisable in full upon an acquisition of Atlantic by merger or asset sale, unless the option is assumed by the successor entity. Each option includes a limited stock appreciation right pursuant to which the optionee may surrender the option, to the extent exercisable for vested shares, upon the successful completion of a hostile tender for securities possessing more than 50% of the combined voting power of Atlantic's outstanding voting securities. In return for the surrendered option, the optionee will receive a cash distribution per surrendered option share equal to the excess of (1) the highest price paid per share of common stock in that hostile tender offer over (2) the exercise price payable per share under the cancelled option.

(2) Calculated based on total option grants to employees of 495,000 shares of common stock during the 2000 fiscal year.

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

(4) Stock options for 50,000 shares granted to Dr. Rudick on August 9, 1999, would have vested upon the sale of Optex on January 31, 2001. These options were, however, rescinded during the 2000 fiscal year, in order to correct for the grant to Dr. Rudick in the 1999 fiscal year of options for 37,000 shares above the amount permitted by the 1995 stock option plan for that fiscal year.

                          OPTION EXERCISE AND HOLDINGS

      The following table provides information with respect to the Named Officers concerning the exercisability of options during the 2000 fiscal year and unexercisable options held as of the end of the 2000 fiscal year. No stock appreciation rights were exercised during the 2000 fiscal year, and, except for the limited rights described in footnote (1) to the preceding table, no stock appreciation rights were outstanding at the end of that fiscal year.


             AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR ("FY")
                            AND FY-END OPTION VALUES

----------------------------- -------------- ---------------- -------------------------------- ------------------------------------
Name                             Shares           Value       No. of Securities Underlying     Value of Unexercised In-the-Money
                                Acquired      Realized (1)    Unexercised Options/SARs at      Options/SARs at FY-End (Market
                               on Exercise                    FY-End (#)                       price of shares at FY-End less
                                                                                               exercise price) ($)(2)
                                                              -------------- ----------------- ----------------- ------------------
                                                               Exercisable    Unexercisable      Exercisable       Unexercisable
----------------------------- -------------- ---------------- -------------- ----------------- ----------------- ------------------
A. Joseph Rudick, M.D.              0              --            94,361          127,639              0                  0
----------------------------- -------------- ---------------- -------------- ----------------- ----------------- ------------------
Frederic P. Zotos                   0              --            92,833          194,167              0                  0
----------------------------- -------------- ---------------- -------------- ----------------- ----------------- ------------------
Nicholas J. Rossettos               0              --            12,500           37,500              0                  0
----------------------------- -------------- ---------------- -------------- ----------------- ----------------- ------------------

------------------

(1) Equal to the fair market value of the purchased shares at the time of the option exercise over the exercise price paid for those shares.

(2) Based on the fair market value of Atlantic's common stock on December 31, 2000 of $0.66 per share, the closing sales price per share on that date on the Nasdaq SmallCap Market.

                         LONG TERM INCENTIVE PLAN AWARDS

      No long term incentive plan awards were made to a Named Officer during the last fiscal year.

                            COMPENSATION OF DIRECTORS

      Non-employee directors are eligible to participate in an automatic stock option grant program pursuant to the 1995 stock option plan. Non-employee directors are granted an option for 10,000 shares of common stock upon their initial election or appointment to the board and an option for 2,000 shares of common stock on the date of each annual meeting of our stockholders for those non-employee directors continuing to serve after that meeting. On September 29, 2000, pursuant to the automatic stock option grant program, Atlantic granted each of Steve Kanzer and Peter Kliem options for 2,000 shares of common stock at an exercise price of $3.1875 per share, the fair market value of our common stock on the date of grant. Additionally, on September 29, 2000, Peter Kliem was granted options for 25,000 shares of common stock at an exercise price of $3.1875. On September 29, 2000, Steve Kanzer was granted options for 25,000 shares of common stock at an exercise price of $3.1875. Peter Kliem was also granted options for 23,000 shares of common stock on April 6, 2000, at an exercise price of $5.125 and options for 10,000 shares of common stock on March 21, 2000, at an exercise price of $6.125.

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

    EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL
                                   AGREEMENTS

      Effective November 15, 1995, Shimshon Mizrachi became Controller of Atlantic and of each of Atlantic's subsidiaries pursuant to a letter agreement dated November 6, 1995. Mr. Mizrachi and his dependents were also eligible to receive paid medical and long-term disability insurance and such other health benefits as Atlantic made available to its other senior officers and directors. Effective January 7, 2000, Atlantic terminated the employment of Mr. Mizrachi and was obligated, pursuant to the letter agreement, to pay his salary for six months thereafter, subject to Mr. Mizrachi's duty to mitigate damages by seeking alternative employment.

      Effective April 10, 2000, Dr. Rudick became Chief Executive Officer of Atlantic pursuant to an employment agreement dated as of the effective date. This agreement has a three-year term ending on April 10, 2003. Dr. Rudick reports to our board of directors. Dr. Rudick and his dependents are eligible to receive paid medical and long term disability insurance and such other health benefits as Atlantic makes available to other senior officers and directors.

      Effective April 3, 2000, Mr. Zotos became President of Atlantic pursuant to an employment agreement dated as of the effective date. This agreement has a three-year term ending on April 2, 2003. As President, Mr. Zotos reports to the Chief Executive Officer. Mr. Zotos and his dependents are eligible to receive paid medical and long term disability insurance and such other health benefits as Atlantic makes available to other senior officers and directors.

      Effective April 10, 2000, Mr. Rossettos became Chief Financial Officer of Atlantic pursuant to an employment agreement dated as of the effective date. This agreement has a three-year term ending on April 10, 2003. Mr. Rossettos reports to the President or Chief Executive Officer. Mr. Rossettos and his dependents are eligible to receive paid medical and long term disability insurance and such other health benefits as Atlantic makes available to other senior officers and directors.

      The Compensation Committee has the discretion under the 1995 stock option plan to accelerate options granted to any officers in connection with a change in control of Atlantic or upon the subsequent termination of the officer's employment following the change of control.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information known to us with respect to the beneficial ownership of common stock as of March 30, 2001, by (1) all persons who are beneficial owners of 5% or more of our common stock, (2) each director and nominee, (3) the Named Officers in the Summary Compensation Table above, and (4) all directors and executive officers as a group. We do not know of any person who beneficially owns more than 5% of the Series A preferred stock and none of our directors or the Named Officers owns any shares of Series A preferred stock. Consequently, the following table does not contain information with respect to the Series A preferred stock.

      The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 30, 2001, through the exercise or conversion of any stock option, convertible security, warrant or other right. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity. The common stock represented here includes the common stock that the beneficial holders would directly possess if they converted all shares of Series A Preferred Stock held by them.

                                      NUMBER OF          % OF TOTAL SHARES
NAME AND ADDRESS                      SHARES               OUTSTANDING(1)
----------------                      ------               -----------

CERTAIN BENEFICIAL HOLDERS:

Lindsay A. Rosenwald, M.D.(2)          499,298               7.7%
787 Seventh Avenue
New York, NY 10019

VentureTek, L.P.(3)                    438,492               6.8%
40 Exchange Place 20th Floor
New York, NY 10005

MANAGEMENT:

A. Joseph Rudick, M.D.(4)              130,333               2.0%

Frederic P. Zotos, Esq.(5)             158,666               2.5%

Steve H. Kanzer, C.P.A., Esq.(6)       60,000                 1%

Peter O. Kliem(7)                      38,500                  *

Nicholas J. Rossettos, C.P.A.(8)       25,000                  *

All current executive
officers and directors as
a group (5 persons)                    412,499               6.4%


------------------------

*     Less than 1.0%

(1) Percentage of beneficial ownership is calculated assuming 6,458,424 shares of common stock were outstanding on March 30, 2001.

(2) Includes 344,508 shares of common stock and 154,410 shares of common stock issuable upon conversion of 47,202 shares of Series A preferred stock within 60 days of March 30, 2001. Also includes 190 shares of common stock held by June Street Corporation and 190 shares of common stock held by Huntington Street Corporation. Dr. Rosenwald is the sole proprietor of both June Street Corporation and Huntington Street Corporation.

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

(4) Represents options exercisable within 60 days of March 30, 2001. 50,000 shares of common stock are exercisable pursuant to stock options granted under the plan on April 12, 2000 for 100,000 shares, of which 25% or 25,000 shares were exercisable on April 3, 2000, then an additional 25% annually thereafter;

      an additional 12,500 shares are exercisable pursuant to stock options granted on April 12, 2000 for 25,000 shares, of which 25% or 6,250 were exercisable immediately, then an additional 25% annually thereafter; an additional 25,000 shares are exercisable pursuant to stock options granted October 21, 1999, all of which were immediately exercisable; an additional 2,000 shares are exercisable pursuant to stock options granted on September 23, 1999, all of which were exercisable on September 23, 2000; an additional 25,000 shares are exercisable pursuant to stock options granted on August 9, 1999 for 50,000 shares, of which 25% or 12,500 were exercisable on issuance, then an additional 25% annually thereafter; an additional 6,666 shares are exercisable pursuant to stock options granted on May 28, 1999 for 10,000 shares, exercisable in three equal amounts starting one year from grant date; and an additional 9,167 shares are exercisable pursuant to stock options granted on August 7, 1998 for 10,000 shares, of which one third were exercisable after one year, with the remainder exercisable monthly (or 277.79 per month) over two years. Does not include 50,000 shares exercisable pursuant to stock options granted on August 9, 1999, all of which would have been exercisable upon the sale of Optex on January 31, 2001, because we rescinded this grant in the 2000 fiscal year in order to correct the grant of stock options to Dr. Rudick in the 1999 fiscal year above the amount permitted by the stock option plan for that year.

(5) Represents options exercisable within 60 days of March 30, 2001. 50,000 shares of common stock are exercisable pursuant to stock options granted on April 12, 2000 for 100,000 shares, of which 25% or 25,000 shares were exercisable on issuance, then an additional 25% annually thereafter; an additional 75,000 shares are exercisable pursuant to stock options granted on April 12, 2000 for 150,000, of which 25% or 37,500 were exercisable on issuance, then an additional 25% annually thereafter; an additional 25,000 shares are exercisable pursuant to stock options granted October 21, 1999, all of which were immediately exercisable; an additional 2,000 shares are exercisable pursuant to stock options granted September 23, 1999 for 2,000 shares, all of which were exercisable after one year; and an additional 6,666 shares are exercisable pursuant to stock options granted May 28, 1999 for 10,000 shares, the first of three equal annual amounts exercisable starting one year from grant date.

(6) Represents options exercisable within 60 days of March 30, 2001. 25,000 shares are exercisable pursuant to stock options granted on February 29, 2000, all of which were immediately exercisable; an additional 2,000 shares are exercisable pursuant to stock options granted on September 29, 2000, all of which were immediately exercisable; an additional 25,000 shares are exercisable pursuant to stock options granted on October 21, 1999, all of which were immediately exercisable; an additional 2,000 shares are exercisable pursuant to stock options granted September 23, 1999, all of which were exercisable on September 23, 2000; an additional 2,000 shares are exercisable pursuant to stock options granted August 28, 1998; an additional 2,000 shares are exercisable pursuant to stock options granted on June 17, 1997; and an additional 2,000 shares are exercisable pursuant to stock options granted on July 24, 1996.

(7) Represents options exercisable within 60 days of December 31, 2000. 25,000 shares of common stock are exercisable pursuant to stock options granted September 29, 2000, all of which were immediately exercisable; an additional 2,000 shares are exercisable pursuant to stock options granted September 29, 2000, all of which were immediately exercisable; and an additional 11,500 shares are exercisable pursuant to stock options for 23,000 shares granted on April 6, 2000, of which 25% or 5,570 were exercisable on issuance, and then an additional 25% annually thereafter.

(8) Represents options exercisable within 60 days of March 30, 2001. 25,000 shares of common stock are exercisable pursuant to stock options for 50,000 shares granted April 4, 2000, of which 25% or 12,500 were exercisable on issuance, and then an additional 25% annually thereafter.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In recognition of his role in negotiating an amendment to Optex's contract with Bausch & Lomb (see "Business--Optex Ophthalmologics, Inc."), Atlantic agreed to pay to Dr. Rudick, Atlantic's President, an amount equal to $141,012. This amount will be paid in 18 monthly installments ($7,834 per month), which commenced October 1999, out of the profit component of Bausch & Lomb's payments to Optex. Under this arrangement, Dr. Rudick received in 1999 a total of $23,507 covering 3 monthly installments and in 2000 a total of $86,174 covering 11 monthly installments. The remaining four installments will be paid in 2001. We felt it was appropriate to enter into this arrangement, given that the deal struck with Bausch & Lomb was considerably more advantageous to us than the deal tentatively agreed to by us prior to Dr. Rudick's joining the board and becoming President, and given also that in 2000 Dr. Rudick spent more time on Atlantic matters than Atlantic had any right to expect, given that Dr. Rudick's compensation was initially limited to consulting fees of $6,000 a month.

      On January 4, 2000, we entered into a Financial Advisory and Consulting Agreement with Joseph Stevens & Company, Inc. In this agreement, we engaged Joseph Stevens to provide us with investment banking services from January 4, 2000 until January 4, 2001. As partial compensation for the services to be rendered by Joseph Stevens, we issued them three warrants to purchase an aggregate of 450,000 shares of our common stock. The exercise price and exercise period of each warrant is as follows:

=============================================================================
  Warrant       No. of     Exercise
  Number        Shares       Price                Exercise Period
=============================================================================
  No.1          150,000      $2.50      1/4/00 through 1/4/05
-----------------------------------------------------------------------------

                                        1/4/01 through 1/4/06 (subject to
                                        vesting in equal monthly increments
  No.2          150,000      $3.50      from 1/4/00-1/4/01)
-----------------------------------------------------------------------------

                                        1/4/02 through 1/4/07 (subject to
                                        vesting in equal monthly increments
  No.3          150,000      $4.50      from 1/4/00-1/4/01)
=============================================================================

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

      All transactions between Atlantic and its officers, directors, principal stockholders and their affiliates are approved by a majority of the board of directors, including a majority of the independent and disinterested outside directors on the board of directors. We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

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

3.3(5)      Certificate of Designations of Series A Convertible Preferred Stock.

3.4(6)      Certificate of Increase of Series A Convertible Preferred Stock.

3.5(9) Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Atlantic, filed on September 28, 2000.

3. 6(9) Certificate of Amendment of the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Atlantic, filed on November 17, 2000.

3.7(10) Certificate of Amendment of the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Atlantic, filed on January 9, 2001.

3.8(10) Certificate of Amendment of the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Atlantic, filed on January 19, 2001.

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

10.6(1) Consulting Agreement dated January 1, 1994, between Atlantic and John K. A. Prendergast.

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

10.23(4) Agreement and Plan of Reorganization by and among Atlantic, Channel Therapeutics, Inc. and New Channel, Inc. dated February 20, 1997.

10.24(4) Warrant issued to John Prendergast to purchase 37,500 shares of Atlantic's Common Stock.

10.25(4) Warrant issued to Dian Griesel to purchase 24,000 shares of Atlantic's Common Stock.

10.26(7) Amendment No.1 to Development & License Agreement by and between Optex and Bausch & Lomb Surgical, Inc. dated September 16, 1999.

10.27(8) Financial Advisory and Consulting Agreement by and between Atlantic and Joseph Stevens & Company, Inc. dated January 4, 2000.

10.28(8) Warrant No.1 issued to Joseph Stevens & Company, Inc. to purchase 150,000 shares of Atlantic's Common Stock exercisable January 4, 2000.

10.29(8) Warrant No.2 issued to Joseph Stevens & Company, Inc. to purchase 150,000 shares of Atlantic's Common Stock exercisable January 4, 2001.

10.30(8) Warrant No.3 issued to Joseph Stevens & Company, Inc. to purchase 150,000 shares of Atlantic's Common Stock exercisable January 4, 2002.

10.31(9) Preferred Stock Purchase Agreement dated May 12, 2000, between Atlantic and TeraComm Research, Inc.

10.32(9) Warrant Certificate issued May 12, 2000, by Atlantic to TeraComm Research, Inc.

10.33(9) Stockholders Agreement dated May 12, 2000, among TeraComm Research, Inc., the common stockholders of TeraComm, and Atlantic.

10.34(9) Registration Rights Agreement dated May 12, 2000, between Atlantic and TeraComm Research, Inc. with respect to shares of TeraComm preferred stock issued to Atlantic.

10.35(9) Registration Rights Agreement dated May 12, 2000, between Atlantic and TeraComm Research, Inc. with respect to shares of Atlantic common stock issued to TeraComm.

10.36(9) Employment Agreement dated as of April 10, 2000, between Atlantic and A. Joseph Rudick.

10.37(9) Employment Agreement dated as of April 3, 2000, between Atlantic and Frederic P. Zotos.

10.38(9) Employment Agreement dated as of April 10, 2000, between Atlantic and Nicholas J. Rossettos, as amended.

10.39(9) Employment Agreement dated as of May 15, 2000, between Atlantic and Walter Glomb.

10.40(9) Employment Agreement dated as of April 18, 2000, between Atlantic and Kelly Harris.

10.41(10)   Amendment dated as of July 18, 2000, to the Preferred Stock Purchase
            Agreement dated May 12, 2000, between Atlantic and TeraComm
            Research, Inc.

10.42(10)   Convertible Preferred Stock and Warrants Purchase Agreement dated
            September 28, 2000, among Atlantic, BH Capital Investments, L.P. and
            Excalibur Limited Partnership.

10.43(10)   Registration Rights Agreement dated September 28, 2000 among
            Atlantic, BH Capital Investments, L.P., and Excalibur Limited
            Partnership.

10.44(10)   Escrow Agreement dated September 28, 2000 among Atlantic, BH Capital
            Investments, L.P., and Excalibur Limited Partnership.

10.45(10)   Form of Stock Purchase Warrants issued on September 28, 2000 to BH
            Capital Investments, L.P., exercisable for shares of common stock of Atlantic.

10.46(10)   Form of Stock Purchase Warrants issued on September 28, 2000 to
            Excalibur Limited Partnership, exercisable for shares of common stock of Atlantic.

10.47(10)   Amendment No. 1, dated October 31, 2000, to Convertible Preferred
            Stock and Warrants Purchase Agreement dated September 28, 2000, among Atlantic, BH Capital Investments, L.P., and Excalibur Limited
            Partnership.

10.48(12)   Stock Repurchase Agreement, dated December 4, 2000, among Atlantic,
            BH Capital Investments, L.P., and Excalibur Limited Partnership.

10.49 Letter Agreement, dated December 28, 2000, among Atlantic and BH Capital Investments, L.P., and Excalibur Limited Partnership. (filed herewith).

10.50(11)   Amendment No. 2, dated January 9, 2001, to Convertible Preferred
            Stock and Warrants Purchase Agreement dated September 28, 2000, among Atlantic, BH Capital Investments, L.P., and Excalibur Limited
            Partnership.

10.51 Amendment No. 1, dated January 9, 2001, to Registration Rights Agreement dated September 28, 2000, among Atlantic and BH Capital Investments, L.P. and Excalibur Limited Partnership. (filed herewith).

10.52(11)   Amendment No. 3, dated January 19, 2001, to Convertible Preferred
            Stock and Warrants Purchase Agreement dated September 28, 2000, among Atlantic, BH Capital Investments, L.P., and Excalibur Limited
            Partnership.

10.53 Letter Agreement, dated January 25, 2001, among Atlantic and BH Capital Investments, L.P., and Excalibur Limited Partnership. (filed herewith).

10.54(13)   Stock Repurchase Agreement No. 2, dated March 9, 2001, among
            Atlantic, BH Capital Investments, L.P., and Excalibur Limited
            Partnership.

21.1(1)     Subsidiaries of Atlantic.

23.1        Consent of KPMG LLP.

24.1 Power of Attorney (included in Part III of this Report under the caption "Signatures").

------

+ Confidential treatment has been granted as to certain portions of these exhibits.

(1) Incorporated by reference to exhibits of Atlantic's Registration Statement on Form SB-2, Registration #33-98478, as filed with the Securities and Exchange Commission (the "SEC") on October 24, 1995 and as amended by Amendment No. 1, Amendment No. 2, Amendment No.3, Amendment No. 4 and Amendment No. 5, as filed with the Commission on November 9, 1995, December 5, 1995, December 12, 1995, December 13, 1995 and December 14, 1995, respectively.

(2) Incorporated by reference to exhibits of Atlantic's Current Report on Form 8-KSB, as filed with the SEC on August 30, 1996.

(3) Incorporated by reference to exhibits of Atlantic's Form 10-QSB for the period ended September 30, 1996.

(4) Incorporated by reference to exhibits of Atlantic's Form 10-QSB for the period ended March 31, 1996.

(5) Incorporated by reference to exhibits of Atlantic's Current Report on Form 8-KSB, as filed with the SEC on June 9, 1997.

(6) Incorporated by reference to exhibits of Atlantic's Registration Statement on Form S-3 (Registration No. 333-34379), as filed with the Commission on August 26, 1997, and as amended by Amendment No. 1 as filed with the SEC on August 28, 1997.

(7) Incorporated by reference to exhibits of Atlantic Form 10-QSB for the period ended September 30, 1999.

(8) Incorporated by reference to exhibits of Atlantic's Form 10-KSB for the period ended December 31, 1999.

(9) Incorporated by reference to exhibits of Atlantic's Form 10-QSB for the period ended June 30, 2000.

(10) Incorporated by reference to exhibits of Atlantic's Form 10-QSB for the period ended September 30, 2000.

(11) Incorporated by reference to exhibits of Atlantic's Form 8-K filed on January 24, 2001.

(12) Incorporated by reference to exhibits of Atlantic's Form 8-K filed on December 11, 2000.

(13) Incorporated by reference to exhibits of Atlantic's Form 8-K filed on March 14, 2001.

                               REPORTS ON FORM 8-K

      On December 11, 2000, we filed with the SEC a report on Form 8-K stating that on December 4, 2000, Atlantic, BH Capital Investments, L.P., and Excalibur Limited Partnership entered into a stock repurchase agreement, a copy of which was attached thereto.

      On December 29, 2000 we filed with the SEC a report on Form 8-K stating that on December 28, 2000, Atlantic, BH Capital Investments, L.P., and Excalibur Limited Partnership amended the stock repurchase agreement entered into on December 4, 2000, by extending from January 2, 2001 to January 9, 2001 the expiration date of our option to repurchase on terms specified in the stock repurchase agreement the remaining 206,898 shares of our Series B convertible preferred stock held by BH Capital Investments, L.P. and Excalibur Limited Partnership.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Atlantic has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2001.

                                    Atlantic Ventures Technology, Inc.


                                    /s/ Frederic P. Zotos
                                    ------------------------------
                                    Frederic P. Zotos
                                    President and Director


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

Signatures                  Titles                   Date
----------                  ------                   ----

/s/ A. Joseph Rudick        CEO and Director         April 16, 2001
--------------------
A. Joseph Rudick

/s/ Steve H. Kanzer         Director                 April 16, 2001
-------------------
Steve H. Kanzer

/s/ Frederic P. Zotos       President and Director   April 16, 2001
---------------------
Frederic P. Zotos

/s/ Nicholas J. Rossettos   Chief Financial Officer  April 16, 2001
-------------------------   and Secretary
Nicholas J. Rossettos

/s/ Peter O. Kliem          Director                 April 16, 2001
---------------------
Peter O. Kliem

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES

                          (A Development Stage Company)



                   Index to Consolidated Financial Statements


                                                                        Page

Independent Auditors' Report                                             F-1


Consolidated Balance Sheets as of December 31, 2000 and 1999             F-2


Consolidated Statements of Operations for the Years ended
    December 31, 2000, 1999 and 1998 and for the Period
    from July 13, 1993 (inception) to December 31, 2000                  F-3


Consolidated Statements of Stockholders' Equity for the
    Period from July 13, 1993 (inception) to December 31, 2000           F-4


Consolidated Statements of Cash Flows for the Years ended
    December 31, 2000, 1999 and 1998 and for the Period from
    July 13, 1993 (inception) to December 31, 2000                       F-5


Notes to Consolidated Financial Statements                               F-6

                          Independent Auditors' Report



The Board of Directors and Stockholders
Atlantic Technology Ventures, Inc.:

We have audited the accompanying consolidated balance sheets of Atlantic Technology Ventures, Inc. and subsidiaries (a development stage company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000 and for the period from July 13, 1993 (inception) to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Technology Ventures, Inc. and subsidiaries (a development stage company) as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, and for the period from July 13, 1993 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                    KPMG LLP

Short Hills, New Jersey
March 30, 2001

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           Consolidated Balance Sheets

                                                                                                      As of December 31,
                                                Assets                               2000                    1999
                                                                               ------------------     -------------------
Current assets:
    Cash and cash equivalents                                              $           2,663,583               3,473,321
    Accounts receivable                                                                  192,997                 337,323
    Prepaid expenses                                                                      22,599                  17,414
                                                                               ------------------     -------------------
                   Total current assets                                                2,879,179               3,828,058

Property and equipment, net                                                              227,088                 131,832
Investment in affiliate                                                                   67,344                      --
Other assets                                                                               2,901                      --
                                                                               ------------------     -------------------

                   Total assets                                            $           3,176,512               3,959,890
                                                                               ==================     ===================

                         Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                                  $             785,838                 542,759
    Deferred revenue                                                                   1,294,615                      --

                                                                               ------------------     -------------------
                   Total current liabilities                               $           2,080,453                 542,759

Redeemable Series B convertible preferred stock.
    Authorized 1,647,312 shares; 206,896 shares issued and
    outstanding at December 31, 2000                                                     600,000                      --

Stockholders' equity:
    Preferred stock, $.001 par value. Authorized 10,000,000
       shares; 1,375,000 shares designated as Series A
       convertible preferred stock:  None issued and outstanding                              --                      --
    Series A convertible preferred stock, $.001 par value.
       Authorized 1,375,000 shares; 359,711 and 610,088 shares issued and outstanding at December 31, 2000 and 1999, respectively (liquidation preference aggregating $4,676,243 and $7,931,144 at December 31, 2000
       and 1999, respectively)                                                               360                     610
    Convertible preferred stock warrants, 112,896 and 117,195
       issued and outstanding at December 31, 2000 and
       1999, respectively                                                                520,263                 540,074
    Common stock, $.001 par value. Authorized 50,000,000
       shares; 6,122,135 and 4,815,990 shares issued and outstanding
       at December 31, 2000 and 1999, respectively                                         6,122                   4,816
    Common stock subscribed. 182 shares at December 31, 2000
       and 1999                                                                               --                      --
    Additional paid-in capital                                                        24,796,190              21,662,272
    Deficit accumulated during development stage                                     (24,826,334)            (18,790,099)
                                                                               ------------------     -------------------
                                                                                         496,601               3,417,673

    Less common stock subscriptions receivable                                              (218)                   (218)
    Less treasury stock, at cost                                                            (324)                   (324)
                                                                               ------------------     -------------------

                   Total stockholders' equity                                            496,059               3,417,131
                                                                               ------------------     -------------------

                   Total liabilities and stockholders' equity               $          3,176,512               3,959,890
                                                                               ==================     ===================

See accompanying notes to consolidated financial statements.

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      Consolidated Statements of Operations

                                                                                                              Cumulative
                                                                                                              period from
                                                                                                             July 13, 1993
                                                                                                            (inception) to
                                                                Year ended December 31,                      December 31,
                                                   -----------------------------------------------------
                                                        2000               1999               1998               2000
                                                   ---------------    ---------------     --------------    ----------------
Revenues:
    Development revenue                         $       5,169,288  $       1,082,510  $              --  $        6,251,798
    License revenue                                            --                 --          2,500,000           2,500,000
    Grant revenue                                         189,658             77,069                 --             366,659
                                                   ---------------    ---------------     --------------    ----------------

          Total revenues                                5,358,946          1,159,579          2,500,000           9,118,457
                                                   ---------------    ---------------     --------------    ----------------

Costs and expenses:
    Cost of development revenue                         4,135,430            866,008                 --           5,001,438
    Research and development                            1,130,345          1,091,291          3,036,355           9,504,910
    Acquired in-process research and
    development                                         2,653,382                 --                 --           2,653,382
    General and administrative                          2,235,535          1,941,425          2,668,508          15,903,226
    Compensation expense relating to
       stock options and warrants                       1,020,128                 --                 --           1,020,865
    License fees                                               --                 --                 --             173,500
                                                   ---------------    ---------------     --------------    ----------------

          Total operating expenses                     11,174,820          3,898,724          5,704,863          34,257,321
                                                   ---------------    ---------------     --------------    ----------------

          Operating loss                               (5,815,874)        (2,739,145)        (3,204,863)        (25,138,864)

Other (income) expense:
    Interest and other income                             (92,670)          (292,630)          (451,335)         (1,251,136)
    Interest expense                                           --                 --                 --             625,575
    Equity in loss of affiliate                            79,274                 --                 --              79,274
                                                   ---------------    ---------------     --------------    ----------------

          Total other (income) expense                    (13,396)          (292,630)          (451,335)           (546,287)
                                                   ---------------    ---------------     --------------    ----------------

          Net loss                              $      (5,802,478) $      (2,446,515) $      (2,753,528) $      (24,592,577)
                                                   ===============    ===============     ==============    ================

Imputed convertible preferred stock
    dividend                                                   --                 --          1,628,251           5,331,555
Dividend paid upon repurchase of Series B                 233,757                 --                 --             233,757
Preferred stock dividend issued in
    preferred shares                                      811,514            314,366                 --           1,283,063
                                                   ---------------    ---------------     --------------    ----------------

Net loss applicable to common shares            $      (6,847,749)        (2,760,881)        (4,381,779)        (31,440,952)
                                                   ===============    ===============     ==============    ================

Per share - basic and diluted
    Net loss applicable to common shares        $           (1.21)             (0.59)             (1.13)
                                                   ===============    ===============     ==============

Weighted average shares of common
    stock outstanding                                    5,656,741          4,692,912          3,883,412
                                                   ===============    ===============     ==============

See accompanying notes to consolidated financial statements.

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 Consolidated Statements of Stockholders' Equity

                                                                       Series A                     Series B
                                                                      Convertible                  Convertible
                                                                    Preferred Stock               Preferred Stock
                                                                 ----------------------       ------------------------
                                                                    Shares     Amount           Shares      Amount
                                                                 ---------  -----------       ---------   ------------
     Common stock subscribed at $.001 per share
        July-November 1993                                            --    $        --             --    $        --
     Issued common stock at $.001 per share,
        June 1994                                                     --             --             --             --
     Issued and subscribed common stock at $.05
        per share, August 1994                                        --             --             --             --
     Payments of common stock subscriptions                           --             --             --             --
     Issuance of warrants, September 1995                             --             --             --             --
     Issued common stock and warrants at $4 per unit,
        December 1995 (net of costs of issuance
         of $1,454,300)                                               --             --             --             --
     Conversion of demand notes payable and
        the related accrued interest to common stock,
        December 1995                                                 --             --             --             --
     Repurchase of common stock                                       --             --             --             --
     Compensation related to grant of stock
        options                                                       --             --             --             --
     Amortization of deferred compensation                            --             --             --             --
     Net loss                                                         --             --             --             --
                                                             -----------    -----------    -----------    -----------
Balance at December 31, 1995                                          --             --             --             --
     Issuance of warrants, April 1996                                 --             --             --             --
     Issued common stock and warrants at $6.73
        per share, August 1996 (net of costs of
        issuance of $76,438)                                          --             --             --             --
     Amortization of deferred compensation                            --             --             --             --
     Net loss                                                         --             --             --             --
                                                                            -----------    -----------    -----------
Balance at December 31, 1996                                          --             --             --             --
     Issued convertible preferred stock at $10 per unit,
        May and August 1997 (net of costs of issuance
        of $1,758,816)                                         1,237,200          1,237             --             --
     Channel merger                                                   --             --             --             --
     Conversion of preferred to common stock                     (22,477)           (22)            --             --
     Issuance of convertible preferred stock
        warrants                                                      --             --             --             --
     Issuance of warrants                                             --             --             --             --
     Amortization of deferred compensation                            --             --             --             --
     Imputed convertible preferred stock dividend                     --             --             --             --
     Imputed convertible preferred stock dividend                     --             --             --             --
     Net loss                                                         --             --             --             --
                                                             -----------    -----------    -----------    -----------
Balance at December 31, 1997                                   1,214,723          1,215             --             --
     Conversion of preferred to common stock                    (584,265)          (585)            --             --
     Cashless exercise of preferred warrants                       2,010              2             --             --
     Exercise of options                                              --             --             --             --
     Exercise of warrants                                             --             --             --             --
     Expense related to grant of stock options                        --             --             --             --
     Amortization of deferred compensation                            --             --             --             --
     Imputed convertible preferred stock dividend                     --             --             --             --
     Imputed convertible preferred stock dividend                     --             --             --             --
     Net loss                                                         --             --             --             --
                                                             -----------    -----------    -----------    -----------
Balance at December 31, 1998                                     632,468            632             --             --
     Conversion of preferred to common stock                     (95,599)           (95)            --             --
     Preferred stock dividend                                     73,219             73             --             --
     Net loss                                                         --             --             --             --
                                                             -----------    -----------    -----------    -----------
Balance at December 31, 1999                                     610,088    $       610             --    $        --
     Conversion of preferred to common stock                    (309,959)          (310)            --             --
     Preferred stock dividend                                     59,582             60             --             --
     Cashless exercise of preferred warrants                      (4,299)       (19,811)         9,453              9
     Exercise of options                                              --             --             --             --
     Issuance of common stock to TeraComm shareholders                --             --             --             --
     Expense related to grant of stock warrants                       --             --             --             --
     Issuance of Series B convertible preferred stock                 --             --        344,828            345
     Costs related to issuance of Series B preferred stock            --             --             --             --
     Repurchase of Series B convertible preferred stock               --             --       (137,931)          (138)
     Dividend upon repurchase of Series B convertible
        preferred stock                                               --             --             --             --
     Reclassification of Series B convertible preferred
        stock to redeemable Series B convertible
        preferred stock                                               --             --       (206,897)          (207)
     Net loss                                                         --             --             --             --
                                                             -----------    -----------    -----------    -----------
Balance at December 31, 2000                                     359,711    $       360             --    $        --
                                                             ===========    ===========    ===========    ===========

                                                                      Convertible
                                                                       Preferred
                                                                     Stock Warrants                Common Stock
                                                               --------------------------    -------------------------
                                                                  Number        Amount         Shares        Amount
                                                               -----------    -----------    -----------   -----------
     Common stock subscribed at $.001 per share
        July-November 1993                                             --    $        --             --    $        --
     Issued common stock at $.001 per share,
        June 1994                                                      --             --             84             --
     Issued and subscribed common stock at $.05
        per share, August 1994                                         --             --            860              1
     Payments of common stock subscriptions                            --             --          5,061              5
     Issuance of warrants, September 1995                              --             --             --             --
     Issued common stock and warrants at $4 per unit,
        December 1995 (net of costs of issuance
         of $1,454,300)                                                --             --      1,872,750          1,873
     Conversion of demand notes payable and
        the related accrued interest to common stock,
        December 1995                                                  --             --        785,234            785
     Repurchase of common stock                                        --             --           (269)            --
     Compensation related to grant of stock
        options                                                        --             --             --             --
     Amortization of deferred compensation                             --             --             --             --
     Net loss                                                          --             --             --             --
                                                              -----------    -----------    -----------    -----------
Balance at December 31, 1995                                           --             --      2,663,720          2,664
     Issuance of warrants, April 1996                                  --             --             --             --
     Issued common stock and warrants at $6.73
        per share, August 1996 (net of costs of
        issuance of $76,438)                                           --             --        250,000            250
     Amortization of deferred compensation                             --             --             --             --
     Net loss                                                          --             --             --             --
                                                              -----------    -----------    -----------    -----------
Balance at December 31, 1996                                           --             --      2,913,720          2,914
     Issued convertible preferred stock at $10 per unit,
        May and August 1997 (net of costs of issuance
        of $1,758,816)                                                 --             --             --             --
     Channel merger                                                    --             --        103,200            103
     Conversion of preferred to common stock                           --             --         47,651             48
     Issuance of convertible preferred stock
        warrants                                                  123,720        570,143             --             --
     Issuance of warrants                                              --             --             --             --
     Amortization of deferred compensation                             --             --             --             --
     Imputed convertible preferred stock dividend                      --             --             --             --
     Imputed convertible preferred stock dividend                      --             --             --             --
     Net loss                                                          --             --             --             --
                                                              -----------    -----------    -----------    -----------
Balance at December 31, 1997                                      123,720        570,143      3,064,571          3,065
     Conversion of preferred to common stock                           --             --      1,367,817          1,367
     Cashless exercise of preferred warrants                       (6,525)       (30,069)            --             --
     Exercise of options                                               --             --         70,000             70
     Exercise of warrants                                              --             --          1,000              1
     Expense related to grant of stock options                         --             --             --             --
     Amortization of deferred compensation                             --             --             --             --
     Imputed convertible preferred stock dividend                      --             --             --             --
     Imputed convertible preferred stock dividend                      --             --             --             --
     Net loss                                                          --             --             --             --
                                                              -----------    -----------    -----------    -----------
Balance at December 31, 1998                                      117,195        540,074      4,503,388          4,503
     Conversion of preferred to common stock                           --             --        312,602            313
     Preferred stock dividend                                          --             --             --             --
     Net loss                                                          --             --             --             --
                                                              -----------    -----------    -----------    -----------
Balance at December 31, 1999                                      117,195    $   540,074      4,815,990    $     4,816
     Conversion of preferred to common stock                           --             --      1,011,038          1,011
     Preferred stock dividend                                          --             --             --             --
     Cashless exercise of preferred warrants                           --             --         19,802             --
     Exercise of options                                               --             --         85,654             86
     Issuance of common stock to TeraComm shareholders                 --             --        200,000            200
     Expense related to grant of stock warrants                        --             --             --             --
     Issuance of Series B convertible preferred stock                  --             --             --             --
     Costs related to issuance of Series B preferred stock             --             --             --             --
     Repurchase of Series B convertible preferred stock                --             --             --             --
     Dividend upon repurchase of Series B convertible
        preferred stock                                                --             --             --             --
     Reclassification of Series B convertible preferred
        stock to redeemable Series B convertible
        preferred stock                                                --             --             --             --
     Net loss                                                          --             --             --             --
                                                              -----------    -----------    -----------    -----------
Balance at December 31, 2000                                      112,896    $   520,263      6,122,135    $     6,122
                                                              ===========    ===========    ===========    ===========


                                                                                                          Deficit
                                                                                                         accumulated
                                                                    Common Stock          Additional       during          Deferred
                                                                     Subscribed             paid-in      development        compen-
                                                                Number        Amount        capital         stage           sation
                                                               --------    -----------     ----------    ------------     ---------
     Common stock subscribed at $.001 per share
        July-November 1993                                         5,231   $         5          6,272             --             --
     Issued common stock at $.001 per share,
        June 1994                                                     --            --            101             --             --
     Issued and subscribed common stock at $.05
        per share, August 1994                                        12            --         52,374             --             --
     Payments of common stock subscriptions                       (5,061)           (5)            --             --             --
     Issuance of warrants, September 1995                             --            --        300,000             --             --
     Issued common stock and warrants at $4 per unit,
        December 1995 (net of costs of issuance
         of $1,454,300)                                               --            --      6,034,827             --             --
     Conversion of demand notes payable and
        the related accrued interest to common stock,
        December 1995                                                 --            --      2,441,519             --             --
     Repurchase of common stock                                       --            --             --             --             --
     Compensation related to grant of stock
        options                                                       --            --        208,782             --       (144,000)
     Amortization of deferred compensation                            --            --             --             --         12,000
     Net loss                                                         --            --             --     (4,880,968)            --
                                                             -----------   -----------    -----------    -----------    -----------
Balance at December 31, 1995                                         182            --      9,043,875     (4,880,968)      (132,000)
     Issuance of warrants, April 1996                                 --            --        139,000             --             --
     Issued common stock and warrants at $6.73
        per share, August 1996 (net of costs of
        issuance of $76,438)                                          --            --      1,452,063             --             --
     Amortization of deferred compensation                            --            --             --             --         28,800
     Net loss                                                         --            --             --     (3,557,692)            --
                                                             -----------   -----------    -----------    -----------    -----------
Balance at December 31, 1996                                         182            --     10,634,938     (8,438,660)      (103,200)
     Issued convertible preferred stock at $10 per unit,
        May and August 1997 (net of costs of issuance
        of $1,758,816)                                                --            --     10,611,947             --             --
     Channel merger                                                   --            --        657,797             --             --
     Conversion of preferred to common stock                          --            --            (26)            --             --
     Issuance of convertible preferred stock
        warrants                                                      --            --       (570,143)            --             --
     Issuance of warrants                                             --            --        159,202             --             --
     Amortization of deferred compensation                            --            --             --             --         28,800
     Imputed convertible preferred stock dividend                     --            --     (3,703,304)            --             --
     Imputed convertible preferred stock dividend                     --            --      3,703,304             --             --
     Net loss                                                         --            --             --     (5,151,396)            --
                                                             -----------   -----------    -----------    -----------    -----------
Balance at December 31, 1997                                         182            --     21,493,715    (13,590,056)       (74,400)
     Conversion of preferred to common stock                          --            --           (782)            --             --
     Cashless exercise of preferred warrants                          --            --         30,067             --             --
     Exercise of options                                              --            --         52,430             --             --
     Exercise of warrants                                             --            --          5,499             --             --
     Expense related to grant of stock options                        --            --         81,952             --             --
     Amortization of deferred compensation                            --            --             --             --         74,400
     Imputed convertible preferred stock dividend                     --            --     (1,628,251)            --             --
     Imputed convertible preferred stock dividend                     --            --      1,628,251             --             --
     Net loss                                                         --            --             --     (2,753,528)            --
                                                             -----------   -----------    -----------    -----------    -----------
Balance at December 31, 1998                                         182            --     21,662,881    (16,343,584)            --
     Conversion of preferred to common stock                          --            --           (218)            --             --
     Preferred stock dividend                                         --            --           (391)            --             --
     Net loss                                                         --            --             --     (2,446,515)            --
                                                             -----------   -----------    -----------    -----------    -----------
Balance at December 31, 1999                                         182            --     21,662,272    (18,790,099)            --
     Conversion of preferred to common stock                          --            --           (701)            --             --
     Preferred stock dividend                                         --            --            (60)            --             --
     Cashless exercise of preferred warrants                          --            --             --             --
     Exercise of options                                              --            --        344,512             --             --
     Issuance of common stock to TeraComm shareholders                --            --      1,799,800             --             --
     Expense related to grant of stock warrants                       --            --      1,020,128             --             --
     Issuance of Series B convertible preferred stock                 --            --        975,943             --             --
     Costs related to issuance of Series B preferred stock            --            --       (147,800)            --             --
     Repurchase of Series B convertible preferred stock               --            --       (399,862)            --             --
     Dividend upon repurchase of Series B convertible
        preferred stock                                               --            --        121,949       (233,757)            --
     Reclassification of Series B convertible preferred
        stock to redeemable Series B convertible
        preferred stock                                               --            --       (599,793)            --             --
     Net loss                                                         --            --             --     (5,802,478)            --
                                                             -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2000                                         182            --     24,796,190    (24,826,334)            --
                                                             ===========   ===========    ===========    ===========    ===========

                                                               Common                            Total
                                                                stock                            stock-
                                                              subscrip-                         holders'
                                                                tions           Treasury         equity
                                                               receivable         stock         (deficit)
                                                             --------------   ------------   --------------
     Common stock subscribed at $.001 per share
        July-November 1993                                        (6,277)            --             --
     Issued common stock at $.001 per share,
        June 1994                                                     --             --            101
     Issued and subscribed common stock at $.05
        per share, August 1994                                      (750)            --         51,625
     Payments of common stock subscriptions                        6,809             --          6,809
     Issuance of warrants, September 1995                             --             --        300,000
     Issued common stock and warrants at $4 per unit,
        December 1995 (net of costs of issuance
         of $1,454,300)                                               --             --      6,036,700
     Conversion of demand notes payable and
        the related accrued interest to common stock,
        December 1995                                                 --             --      2,442,304
     Repurchase of common stock                                       --           (324)          (324)
     Compensation related to grant of stock
        options                                                       --             --         64,782
     Amortization of deferred compensation                            --             --         12,000
     Net loss                                                         --             --     (4,880,968)
                                                             -----------    -----------    -----------
Balance at December 31, 1995                                        (218)          (324)     4,033,029
     Issuance of warrants, April 1996                                 --             --        139,000
     Issued common stock and warrants at $6.73
        per share, August 1996 (net of costs of
        issuance of $76,438)                                          --             --      1,452,313
     Amortization of deferred compensation                            --             --         28,800
     Net loss                                                         --             --     (3,557,692)
                                                             -----------    -----------    -----------
Balance at December 31, 1996                                        (218)          (324)     2,095,450
     Issued convertible preferred stock at $10 per unit,
        May and August 1997 (net of costs of issuance
        of $1,758,816)                                                --             --     10,613,184
     Channel merger                                                   --             --        657,900
     Conversion of preferred to common stock                          --             --             --
     Issuance of convertible preferred stock
        warrants                                                      --             --             --
     Issuance of warrants                                             --             --        159,202
     Amortization of deferred compensation                            --             --         28,800
     Imputed convertible preferred stock dividend                     --             --     (3,703,304)
     Imputed convertible preferred stock dividend                     --             --      3,703,304
     Net loss                                                         --             --     (5,151,396)
                                                             -----------    -----------    -----------
Balance at December 31, 1997                                        (218)          (324)     8,403,140
     Conversion of preferred to common stock                          --             --             --
     Cashless exercise of preferred warrants                          --             --             --
     Exercise of options                                              --             --         52,500
     Exercise of warrants                                             --             --          5,500
     Expense related to grant of stock options                        --             --         81,952
     Amortization of deferred compensation                            --             --         74,400
     Imputed convertible preferred stock dividend                     --             --     (1,628,251)
     Imputed convertible preferred stock dividend                     --             --      1,628,251
     Net loss                                                         --             --     (2,753,528)
                                                             -----------    -----------    -----------
Balance at December 31, 1998                                        (218)          (324)     5,863,964
     Conversion of preferred to common stock                          --             --             --
     Preferred stock dividend                                         --             --           (318)
     Net loss                                                         --             --     (2,446,515)
                                                             -----------    -----------    -----------
Balance at December 31, 1999                                        (218)          (324)     3,417,131
     Conversion of preferred to common stock                          --             --             --
     Preferred stock dividend                                         --             --             --
     Exercise of options                                              --             --        344,598
     Issuance of common stock to TeraComm shareholders                --             --      1,800,000
     Expense related to grant of stock warrants                       --             --      1,020,128
     Issuance of Series B convertible preferred stock                 --             --        976,288
     Costs related to issuance of Series B preferred stock            --             --       (147,800)
     Repurchase of Series B convertible preferred stock               --             --       (400,000)
     Dividend upon repurchase of Series B convertible
        preferred stock                                               --             --       (111,808)
     Reclassification of Series B convertible preferred
        stock to redeemable Series B convertible
        preferred stock                                               --             --       (600,000)
     Net loss                                                         --             --     (5,802,478)
                                                             -----------    -----------    -----------
Balance at December 31, 2000                                        (218)          (324)       496,059
                                                             ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                         Cumulative
                                                                                                         period from
                                                                                                        July 13, 1993
                                                                                                       (inception) to
                                                                   Year ended December 31,              December 31,
                                                          ------------------------------------------
                                                              2000           1999           1998            2000
                                                          ------------   ------------   ------------   -------------
Cash flows from operating activities:
   Net loss                                                $(5,802,478)    (2,446,515)    (2,753,528)   (24,592,577)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Acquired in-process research and development          1,800,000             --             --      1,800,000
       Expense relating to issuance of warrants                     --             --             --        298,202
       Expense relating to the issuance of options                  --             --         81,952         81,952
       Expense related to Channel merger                            --             --             --        657,900
       Change in equity of affiliate                            79,274             --             --         79,274
       Compensation expense relating to
         stock options and warrants                          1,020,128             --         74,400      1,228,910
       Discount on notes payable - bridge financing                 --             --             --        300,000
       Depreciation                                             76,095        113,771        166,553        506,505
       Loss on disposal of furniture and equipment                  --         73,387             --         73,387
       Changes in assets and liabilities:
         (Increase) decrease in accounts receivable            144,326         43,692       (381,015)      (192,997)
         (Increase) decrease in prepaid expenses                (5,185)        24,694        (40,858)       (22,599)
         Increase in deferred revenue                        1,294,615             --             --      1,294,615
         Increase (decrease) in accrued expenses               243,079       (114,242)       264,435        785,838
         Increase (decrease) in accrued interest                    --             --             --        172,305
         (Increase) decrease in other assets                    (2,901)            --             --         (2,901)
                                                           -----------    -----------    -----------    -----------
           Net cash used in operating activities            (1,153,047)    (2,305,213)    (2,588,061)   (17,532,186)
                                                           -----------    -----------    -----------    -----------
Cash flows from investing activities:
   Purchase of furniture and equipment                        (171,351)       (62,917)      (177,765)      (813,081)
   Investment in affiliate                                    (146,618)            --             --       (146,618)
   Proceeds from sale of furniture and equipment                    --          6,100             --          6,100
                                                           -----------    -----------    -----------    -----------

           Net cash used in investing activities              (317,969)       (56,817)      (177,765)      (953,599)
                                                           -----------    -----------    -----------    -----------
Cash flows from financing activities:
   Proceeds from exercise of warrants                               --             --          5,500          5,500
   Proceeds from exercise of stock options                     344,598             --         52,500        397,098
   Proceeds from issuance of demand notes payable                   --             --             --      2,395,000
   Repayment of demand notes payable                                --             --             --       (125,000)
   Proceeds from the issuance of notes payable -
     bridge financing                                               --             --             --      1,200,000
   Proceeds from issuance of warrants                               --             --             --        300,000
   Repayment of notes payable - bridge financing                    --             --             --     (1,500,000)
   Repurchase of common stock                                       --             --             --           (324)
   Preferred stock dividend paid                                    --           (318)            --           (318)
   Proceeds from the issuance of common stock                       --             --             --      7,547,548
   Proceeds from issuance of convertible preferred stock       828,488             --             --     11,441,672
   Repurchase of convertible preferred stock                  (511,808)            --             --       (511,808)
                                                           -----------    -----------    -----------    -----------

           Net cash provided by financing activities           661,278           (318)        58,000     21,149,368
                                                           -----------    -----------    -----------    -----------

           Net decrease in cash and cash equivalents          (809,738)    (2,362,348)    (2,707,826)     2,663,583

Cash and cash equivalents at beginning of period             3,473,321      5,835,669      8,543,495             --
                                                           -----------    -----------    -----------    -----------
Cash and cash equivalents at end of period                 $ 2,663,583      3,473,321      5,835,669      2,663,583
                                                           ===========    ===========    ===========    ===========
Supplemental disclosure of noncash financing activities:
   Issuance of common stock in exchange for
     common stock subscriptions                            $        --             --             --          7,027
   Conversion of demand notes payable and the related
     accrued interest to common stock                               --             --             --      2,442,304
   Cashless exercise of preferred warrants                      19,811             --         30,069         49,880
   Conversion of preferred to common stock                       1,011            313          1,367          2,426
   Preferred stock dividend issued in shares                   811,514        314,366             --      1,125,880
                                                           ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(1)  Organization, Liquidity and Basis of Presentation

     Organization

     Atlantic Technology Ventures, Inc. (the Company) was incorporated on May 18, 1993, began operations on July 13, 1993, and is the majority owner of two operating companies - Gemini Technologies, Inc. (Gemini), and Optex Ophthalmologics, Inc. (Optex), and has one wholly-owned subsidiary - Channel Therapeutics, Inc. (Channel) (collectively, the Operating Companies).

     Gemini (an 84.7%-owned subsidiary) was incorporated on May 18, 1993 to exploit a new proprietary technology which combines 2'-5' oligoadenylate (2-5A), with standard antisense compounds to alter the production of disease-causing proteins. Optex (an 81.2%-owned subsidiary) was incorporated on October 19, 1993 to develop its principal product, a novel cataract removal device. On March 7, 2001, the Company concluded the sale of substantially all of its Optex assets to Bausch & Lomb, Inc. (see note 12.) Channel was incorporated on May 18, 1993 to develop pharmaceutical products in the fields of cardiovascular disease, pain and inflammatory disorders. Prior to 1997, Channel was an 88%-owned subsidiary. The Company purchased the remaining 12% of Channel in 1997 for $657,900 through the issuance of common stock (see note 7). Channel ceased operations during 1999. The Company also holds a 14.4% ownership in a fiber optic switching company, TeraComm Research, Inc. (see note 4).

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

     Liquidity

     The accompanying consolidated financial statements have been prepared assuming that the Company will operate as a going concern. The Company anticipates that their current liquid resources, together with the $2.4 million in net proceeds received in March 2001 from an agreement between the Company and Bausch & Lomb (see note 12) less $617,067 paid to certain investors in conjunction with the repurchase of Series B convertible preferred stock (see note 7) will be sufficient to finance their currently anticipated needs for operating and capital expenditures for at least the next 12 months. In addition, the Company will attempt to generate additional capital through a combination of collaborative agreements, strategic alliances and equity and debt financing. However, the Company can give no assurance that they will be able to obtain additional capital through these sources or upon terms acceptable to them.

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

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

     Minority Interest

     The Company has recorded 100% of the losses of the Operating Companies in its consolidated statements of operations as the minority shareholders are not required to and have not funded their pro rata share of losses. Minority interest losses recorded by the Company since inception total $454,075 as of December 31, 2000 and will only be recovered if and when the Operating Companies generate income to the extent of those losses recorded by the Company.

     Research and Development

     All research and development costs are expensed as incurred and include costs of consultants who conduct research and development on behalf of the Company and the Operating Companies. Costs related to the acquisition of technology rights and patents for which development work is still in process, are expensed as incurred and considered a component of research and development costs.

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

Revenue Recognition

     Revenue under research contracts is recorded as earned under the contracts, generally as services are provided. In accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," revenues from the achievement of research and development milestones will be recognized when and if the milestones are achieved. Continuation of certain contracts and grants are dependent upon the Company achieving specific contractual milestones; however, none of the payments received to date are refundable regardless of the outcome of the project. Grant revenue is recognized in accordance with the terms of the grant and as services are performed, and generally equals the related research and development expense.

     Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Comprehensive Income

     In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company applies the rules for the reporting and display of comprehensive income and its components. The net loss is equal to the comprehensive loss for all periods presented.

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

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

     Stock-Based Compensation

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25," issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

     Options of stock awards issued to non-employees and consultants are recorded at their fair value as determined in accordance with SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and recognized as expense over the related vesting period.

     Financial Instruments and Derivatives

     At December 31, 2000 and 1999, the fair values of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses, and deferred revenue approximate carrying values due to the short-term nature of these instruments.

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and, as amended, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments including certain derivative instruments embedded in other contracts and requires derivative instruments to be recognized as assets and liabilities and recorded at fair value. The Company currently is not party to any derivative instruments. Any future transactions involving derivative instruments will be evaluated based on SFAS No. 133.

 (3) Property and Equipment

     Property and equipment consists of the following at December 31,:

                                                    2000        1999
                                                  ---------   ---------
               Furniture and equipment         $   440,493     269,142
               Leasehold improvements               83,861      83,861
                                                  ---------   ---------
                                                   524,354     353,003
               Less accumulated depreciation      (297,266)   (221,171)
                                                  ---------   ---------
                   Net property and equipment  $   227,088     131,832
                                                  =========   =========


(4)  Investment in Affiliate

     On May 12, 2000, the Company acquired shares of preferred stock representing a 35% ownership interest in TeraComm Research, Inc. (TeraComm), a privately-held company that is developing next-generation high-speed fiberoptic communications technologies. The purchase price for this ownership interest was $5,000,000 in cash, 200,000 shares of the Company's common stock, and a warrant to purchase a further 200,000 shares of the Company's common stock. The warrants have a term of 3 years and are exercisable at $8.975 per share of common stock, but only if the market price of the Company's common stock is $30 or more. Of the $5,000,000 cash portion of the purchase price, the Company paid $1,000,000 in 2000. The Company is accounting for its investments in TeraComm in accordance with the equity method of accounts for investment since the Company has the ability to exert significant influence over TeraComm, primarily through its representation on the TeraComm Board of Directors.

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

     On July 18, 2000, the Company and TeraComm amended the purchase agreement. In the amendment, the parties agreed that the $4,000,000 balance of the $5,000,000 cash component of the purchase price would not be due until TeraComm achieved a specified milestone. Within ten days after TeraComm achieved that milestone or December 30, 2000, whichever occurred earlier, the Company was required to pay TeraComm $1,000,000 and thereafter make to TeraComm three payments of $1,000,000 at the three-month intervals. If the Company failed to make any of these payments, TeraComm's only recourse would be reducing proportionately the Company's ownership interest. When the Company failed to make the first $1,000,000 payment by midnight at the end of December 30, 2000, the Company was deemed to have surrendered to TeraComm a proportion of the Company's TeraComm shares equal to the proportion of the dollar value of the purchase price for the Company's TeraComm shares ($6,795,000) that was represented by the unpaid $4,000,000 of the cash portion of the purchase price. This had the effect of reducing to 14.4% the Company's ownership interest in TeraComm. The Company is accounting for its investment in TeraComm in accordance with the equity method of accounting for investments. However, Atlantic continues to hold a seat on the Board of Directors of TeraComm and continues to have the ability to exert significant influence.

     As such, of the $1,000,000 cash and common stock and common stock warrants valued at $1,800,000 currently invested in TeraComm, the Company has expensed approximately $2,650,000 as acquired in-process research and development, as TeraComm's product development activity is in the very early stages. The Company's share of losses of TeraComm amounted to $79,274 in 2000.

 (5) Demand Notes Payable to Related Parties

     Demand notes payable at December 31, 1994 consisted of advances from one of the founders of the Company, who served as a director and was, at that time, the controlling shareholder of the Company (Controlling Shareholder), totaling $485,000, advances from a partnership including certain family members of the Controlling Shareholder (the Partnership) totaling $400,000, and advances under a line of credit agreement with the Controlling Shareholder totaling $500,000. All unpaid principal and accrued interest through June 30, 1995, including a note payable of $1,010,000 issued in 1995, was converted into 785,234 shares of common stock of the Company upon the consummation of the initial public offering (IPO).

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

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

 (6) Notes Payable - Bridge Financing

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

     Proceeds from the IPO were used to pay these notes payable, with $75,000 remaining unpaid at December 31, 1995. This remaining obligation was paid in January 1996.

 (7) Stockholders' Equity

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

     In December 1995, the Company issued 1,872,750 shares of common stock through a public offering, resulting in net proceeds, after deducting applicable expenses, of $6,036,700. Concurrent with this

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

     offering, 785,234 shares of common stock were issued upon the conversion of certain demand notes payable and accrued interest totaling $2,442,304 (see note 5).

     In August 1996, the Company sold in a private placement 250,000 shares of common stock to certain investors resulting in net proceeds of $1,452,313. In connection with this private placement, the Company paid Paramount Capital, Inc. (Paramount) a finders fee of $76,438 and issued an employee of Paramount a warrant to purchase 12,500 shares of the Company's common stock at $6.73 per share, which expires August 16, 2001. Paramount is owned by the Controlling Shareholder.

     Pursuant to an Agreement and Plan of Reorganization by and among the Company, Channel, and New Channel, Inc., a Delaware corporation, dated February 20, 1997, all of the stockholders of Channel (except for the Company) agreed to receive an aggregate of 103,200 shares of common stock of the Company in exchange for their shares of common stock, par values $0.001 per share, of Channel. On February 20, 1997, Channel became a wholly-owned subsidiary of the Company. Subsequent to this transaction, Channel issued a dividend to the Company consisting of all of Channel's rights to the CT-3 technology, which is in the field of pain and inflammation. On May 16, 1997, the Company issued 103,200 shares of common stock of the Company to stockholders of Channel. In connection with the issuance of these shares, the Company recognized an expense in the amount of $657,900. This expense was recorded as research and development expense in the consolidated statement of operations for the year ended December 31, 1997.

     In May 2000, the Company issued 200,000 shares of common stock to shareholders of TeraComm (see note 4).

     Convertible Preferred Stock

     Series A Preferred

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

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

     Holders of Series A Preferred will be entitled to receive dividends, as, when, and if declared by the Board of Directors. Commencing on the Reset Date, the holders of the Series A Preferred are entitled to payment-in-kind dividends, payable semi-annually in arrears, on their respective shares of Series A Preferred at the annual rate of 0.13 shares of Series A Preferred for each outstanding share of Series A Preferred. The Company did not make the February 7, 1999 dividend payment. On August 9, 1999, the Company issued a payment-in-kind dividend of 0.13325 of a share of Series A Preferred for each share of Series A Preferred held as of the record date of August 2, 1999, amounting to an aggregate of 73,219 shares. This dividend included the dividend payment of 0.065 of a share of Series A Preferred for each share of Series A Preferred held which had not been made on February 7, 1999, and the portion of the dividend payment due August 9, 1999, was increased from 0.065 of a share to 0.06825 of a share to reflect non-payment of the February 7, 1999 dividend. On February 15, 2000, and August 7, 2000, the Company issued the respective payment-in-kind dividends based on the holders as of the record dates of February 2, 2000, and August 7, 2000, respectively. The estimated fair value of the respective dividends are included in the Company's calculation of the 2000 and 1999 net loss per common share.

     The holders of shares of Series A Preferred have the right at all meetings of stockholders of the Company to that number of votes equal to the number of shares of common stock issuable upon conversion of the Series A Preferred at the record or vote date for determination of the stockholders entitled to vote on such matters.

     In connection with the issuance of the Series A Preferred, the Company recognized $1,628,251 and $3,703,304 in 1998 and 1997, respectively, as an imputed preferred stock dividend in the calculation of net loss per common share to record the difference between the conversion price of the preferred stock and the market price of the common stock on the effective date of the private placement.

     Upon liquidation, the holders of shares of Series A Preferred then outstanding will first be entitled to receive, pro rata, and in preference to the holders of common stock, Series B Preferred and any capital stock of the Company, an amount per share equal to $13.00 plus any accrued but unpaid dividends, if any.

     The Certificate of Designations of Series A Preferred provides that the Company may not issue securities that have superior rights to Series A Preferred without the consent of the holders of Series A Preferred. Accordingly, so long as these convertible securities remain unexercised and shares of Series A Preferred remain uncovered, the terms under which the Company could obtain additional funding, if at all, may be adversely affected.

     Redeemable Series B Preferred

     On September 28, 2000, pursuant to a Convertible Preferred Stock and Warrants Purchase Agreement (the Purchase Agreement) the Company issued to BH Capital Investments, L.P. and Excalibur Limited Partnership (together, the Investors) for a purchase price of $2,000,000, 689,656 shares of the

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

     Company's Series B convertible preferred stock (Series B Preferred) and warrants to purchase 134,000 shares of the Company's common stock. Half of the shares of the Series B Preferred (344,828 shares) and warrants to purchase half of the shares of common stock (67,000 shares) were held in escrow, along with half of the purchase price.

     On December 4, 2000, the Company and the Investors entered into a stock repurchase agreement (the Stock Repurchase Agreement) pursuant to which the Company repurchased from the Investors for $500,000, 137,930 shares of Series B Preferred, which represents 125% of the purchase price paid by the Investors for those shares and for warrants to purchase 26,800 shares of the Company's common stock with an estimated value of $28,719, and agreed to the release from escrow to the Investors of the $1,000,000 purchase price of the 344,828 shares of Series B Preferred held in escrow. The Company also allowed the Investors to keep all of the warrants issued under the Purchase Agreement and released from escrow to the Investors warrants to purchase 67,000 shares of the Company's common stock with an estimated value of $71,799, and issued to the Investors warrants to purchase a further 20,000 shares of the Company's common stock at the same exercise price with an estimated value of $21,432. In addition, the Company was required to pay the legal expenses of the Investors, totaling $11,807. The carrying amount of the 137,930 shares repurchased is equal to $400,000; therefore, the amount paid in excess of the carrying amount plus the value of the warrants given to the Investors, totaling $233,757, was recorded as a dividend upon repurchase of Series B Preferred shares and deducted from net loss to arrive at net loss applicable to common shares.

     The warrants are exercisable at the fixed exercise price or 110% of the market price 180 days after the date of issuance, whichever is lower. Pursuant to a second amendment to the Purchase Agreement, executed on January 9, 2001, the fixed exercise price of the warrants was lowered from $3.19, the fixed exercise price upon their issuance, to $1.00, the market price of the Company's common stock at the time of the renegotiations. Each warrant may be exercised any time during the 5 years from the date of granting. The warrants may not be exercised if doing so would result in the Company's issuing a number of shares of common stock in excess of the limit imposed by the rules of the Nasdaq SmallCap Market.

     Pursuant to the Company's renegotiations with the Investors, the Company is required, among other things, to redeem on March 28, 2002, all outstanding shares of Series B Preferred for (A) 125% of the original issue price per share or (B) the market price of the shares of common stock into which they are convertible, whichever is greater (the Redemption Price). The Company may at any time redeem all outstanding shares of Series B Preferred at the Redemption Price. As a result of the renegotiations discussed in this paragraph, the Series B Preferred is considered redeemable and the remaining outstanding shares at December 31, 2000 are classified outside of permanent equity in the accompanying consolidated balance sheet. At December 31, 2000, the Company had 206,896 shares outstanding at a carrying amount of $2.90 per share.

     Holders of shares of the Company's outstanding Series B Preferred could convert each share into shares of common stock without paying the Company any cash. The conversion price per share of the

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

     Series B Preferred was also amended by the second amendment to the Purchase Agreement. The conversion price per share of Series B Preferred on any given day is the lower of (1) $1.00 or (2) 90% of the average of the two lowest closing bid prices on the principal market of the common stock out of the fifteen trading days immediately prior to conversion, but the conversion price will be reduced by an additional 5% if the common stock is not listed on either the Nasdaq SmallCap Market or Nasdaq National Market as of that date, and in no event will the conversion price be lower than the floor price ($0.50 for the conversion of a share of Series B Preferred effected on or before March 28, 2002). The conversion price may be adjusted in favor of holders of shares of Series B Preferred upon certain triggering events. The conversion rate is determined by dividing the original price of the Series B Preferred by the conversion price in effect at the time of conversion; but before any adjustment is required upon the occurrence of any such triggering events, the conversion price will be equal to the original price of the Series B Preferred. The change in conversion price upon the renegotiations on January 9, 2001 resulted in a difference between the conversion price of the Series B Preferred and the market price of the common stock on the effective date of the renegotiation. This amount, estimated at approximately $620,000, will be recorded as an imputed preferred stock dividend within equity and will be included in the calculation of net earnings/(loss) per common share in the first quarter of 2001.

     On January 19, 2001, 41,380 shares of Series B Preferred were converted by the Investors into 236,422 shares of the Company's common stock. On March 9, 2001, the Company and the Investors entered into Stock Repurchase Agreement No. 2, pursuant to which the Company repurchased from the Investors, for an aggregate purchase price of $617,067, all 165,516 shares of the Company's Series B Preferred held by the Investors on March 9, 2001. The carrying amount of the 165,516 shares is equal to $480,000; therefore the amount in excess of the carrying amount, which equals $137,067, will be recorded as a dividend upon repurchase of Series B Preferred shares and deducted from net loss to arrive at net loss applicable to common shares.

 (8) Stock Options

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

     Stock Option Plan

     In July 1995, the Company established the 1995 Stock Option Plan (the
     Plan), which provided for the granting of up to 650,000 options to officers, directors, employees and consultants for the purchase of stock. In July 1996, the Plan was amended to increase the total number of shares authorized for issuance by 300,000 shares to a total of 950,000 shares and beginning with the 1997 calendar year, by an amount equal to one percent (1%) of the shares of common stock outstanding on December 31 of the immediately preceding calendar year. At December 31, 2000 and 1999, 1,102,977 and 1,054,817

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     shares were authorized for issuance. The options have a maximum term of 10 years and vest over a period determined by the Company's Board of Directors (generally 4 years).

     The Company applies APB Opinion No. 25 in accounting for its Plan. Accordingly, compensation cost has been recognized for stock options granted to employees and directors only to the extent that the quoted market price of the Company's stock at the date of grant exceeded the exercise price of the option.

     During 1995, the Company granted options to purchase 246,598 shares of the Company's common stock at exercise prices below the quoted market prices of its common stock. Deferred compensation expense in the amount of $144,000 was recorded at the date of grant with the offset recorded as an increase to additional paid-in capital. Compensation expense in the amount of $74,400, $28,800, $28,800 and 12,000 was recognized in 1998, 1997, 1996, and 1995, respectively.

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

     During 2000, the Company granted employees and directors an aggregate of 407,000 plan options and 175,000 options outside of the Plan. All stock options granted during 2000, 1999 and 1998 were granted at the quoted market price on the date of grant. On February 20, 2001, the Company agreed to issue an aggregate of 550,000 stock options to certain executive officers and employees at the quoted market price on the date of grant.

     Had compensation costs been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company's net loss applicable to common shares and net loss per common share (basic and diluted) for Plan options would have been increased to the pro forma amounts indicated below:


                                                2000             1999            1998
                                            -----------       ----------       ----------
Net loss applicable to common shares:
   As reported                             $   6,847,749        2,760,881      4,381,779
   Pro forma                                   8,190,926        3,623,177      5,038,676
Net loss per common share - basic
   and diluted:
   As reported                                      1.21             0.59           1.13
   Pro forma                                        1.45             0.77           1.30

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants in 2000, 1999, and 1998: dividend yield of 0%; expected volatility of 170% for 2000, 94% for 1999 and 95% for 1998; risk-free interest rate of 6.5% for 2000 and 1999 and 5.0% for 1998; and expected lives of eight years for each year presented.

     A summary of the status of the Company's stock options as of December 31, 2000, 1999 and 1998 and changes during the years then ended is presented below:


                                 Weighted              Weighted             Weighted
                                 average                average              average
                       2000      exercise    1999      exercise   1998      exercise
                       shares     price     shares      price     shares      price
                      ---------  --------   --------   -------   --------   --------
At the beginning
   of the year         396,200   $  3.25    837,798   $  5.06    715,598    $  5.16
     Granted           582,000      4.10    221,000      1.39    192,200       3.19
     Exercised         (14,000)     2.56         --        --    (70,000)      0.75
     Cancelled        (160,000)     3.97    (662,598)    4.93         --         --
                      ---------  --------   --------   -------   --------   --------
At the end of
   the year            804,200   $  3.73    396,200    $  3.25    837,798   $  5.06
                                 ========              =======              ========
Options exercisable
   at year-end         354,478              211,869               574,660
                      =========             ========              ========
Weighted-average
   fair value of
   options granted
   during the year    $   4.06             $   1.20               $  2.84
                      ========             ========               ========

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     The following table summarizes the information about Plan stock options outstanding at December 31, 2000:


                                      Remaining      Number of
           Exercise      Number       contractual     options
            price       outstanding      life        exercisable
           ---------    ----------    -----------    ----------

           1.313           50,000     8.61 years        25,000
           1.375           20,000     8.41 years         6,666
           1.500           75,000     8.81 years        75,000
           1.750            6,000     8.73 years         6,000
           2.313            2,000     7.66 years         2,000
           3.188           54,000     9.75 years        50,000
           3.250           40,000     7.61 years        31,112
           3.438           50,000     9.38 years        12,500
           4.188          445,000     9.28 years       111,250
           5.125           23,000     9.27 years         5,750
           6.125           10,000     9.22 years            --
           6.813            1,200     2.19 years         1,200
           7.000            2,000     6.46 years         2,000
           7.500            2,000     5.56 years         2,000
           9.500           24,000     1.86 years        24,000
                        ----------                   ----------
                          804,200                      354,478
                        ==========                   ==========


 (9) Stock Warrants

     In connection with notes payable - bridge financing, the Company issued warrants to purchase 1,500,000 shares of common stock at an initial exercise price of $1.50 per share; subject to an upward adjustment upon consummation of the IPO. Simultaneously with the consummation of the IPO, these warrants were converted into redeemable warrants at an exercise price of $5.50 per share on a one-for-one basis (see note 6). These redeemable warrants expired unexercised on December 13, 2000.

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

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     In December 1995, in connection with the IPO, the Company issued redeemable warrants to purchase 1,872,750 shares of common stock at an exercise price of $5.50 per share. The remainder of these redeemable warrants expired unexercised on December 13, 2000. Commencing December 14, 1996, these redeemable warrants are subject to redemption by the Company at its option, at a redemption price of $.05 per warrant provided that the average closing bid price of the common stock equals or exceeds $8.25 per share for a specified period of time, and the Company has obtained the required approvals from the Underwriters of the Company's IPO. In January 1998, 1,000 warrants were exercised.

     In connection with the IPO, the Company granted to Joseph Stevens & Co., L.P. (the Underwriter) warrants to purchase from the Company 165,000 units, each unit consisting of one share of common stock and one redeemable warrant at an initial exercise price of $6.60 per unit. Such warrants are exercisable during the four-year period commencing December 13, 1996. The redeemable warrants issuable upon exercise of these warrants have an exercise price of $6.05 per share. As long as the warrants remain unexercised, the terms under which the Company could obtain additional capital may be adversely affected. Thse redeemable warrants expired unexercised on December 13, 2000.

     The Company entered into an agreement with Paramount effective April 15, 1996 pursuant to which Paramount will, on a non-exclusive basis, render financial advisory services to the Company. Two warrants exercisable for shares of the Company's common stock were issued to Paramount in connection with this agreement. These included a warrant to purchase 25,000 shares of the Company's common stock at $10 per share, which warrant expires on April 16, 2001 and a warrant to purchase 25,000 shares of the Company's common stock at $8.05 per share, which warrant expires on June 16, 2001. In connection with the issuance of these warrants, the Company recognized an expense in the amount of $139,000 for the fair value of the warrants. This expense was recorded as general and administrative in the consolidated statement of operations for the year ended December 31, 1996.

     In connection with the Channel merger discussed in note 7, the Company issued a warrant to a director of the Company to purchase 37,500 shares of the Company's common stock at $5.33 per share, which warrant expires on July 14, 2006. The Company recognized expense of $48,562 for the fair value of the warrants which was recorded as a research and development expense in the consolidated statement of operations for the year ended December 31, 1997.

     The Company entered into an agreement with an investor pursuant to which the investor will render investor relations and corporate communication services to the Company. A warrant to purchase 24,000 shares of the Company's common stock at $7.00 per share, which warrant expires on November 22, 2001, was issued in 1996. The Company recognized expense of $110,640 for the fair value of the warrants, which was recorded as a general and administrative expense in the consolidated statements of operations for the year ended December 31, 1997.

     Concurrent with the private placement offering of Series A Preferred in 1997, the Company issued 123,720 warrants to designees of Paramount, the placement agent. These warrants are initially

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     exercisable at a price equal to $11.00 per share and may be exercised at any time during the 10-year period commenced February 17, 1998. The rights, preferences and privileges of the shares of Series A Preferred issuable upon exercise of these warrants are identical to those offered to the participants in the private placement. The warrants contain anti-dilution provisions providing for adjustment of the number of securities underlying the Series A Preferred issuable upon exercise of the warrants and the exercise price of the warrants under certain circumstances. The warrants are not redeemable and will remain outstanding, to the extent not exercised, notwithstanding any mandatory redemption or conversion of the Series A Preferred underlying the warrants. In accordance with SFAS No. 123, the Company determined the fair value of the warrants using the Black-Scholes Model and allocated this value of $570,143, to convertible preferred stock warrants with a corresponding reduction in additional paid-in capital. In April 2000 and June 1998, 4,799 and 6,525 warrants, respectively, were exercised via a cashless method for 6,955 and 2,010 shares of Series A Preferred, respectively.

     On January 4, 2000, the Company entered into a Financial Advisory and Consulting Agreement with the Underwriters. In this agreement, the Company engaged the Underwriters to provide investment-banking services for one year commencing January 4, 2000. As partial compensation for the services to be rendered by the Underwriters, the Company issued the Underwriters three warrants to purchase an aggregate of 450,000 shares of its common stock. The exercise price ranges between $2.50 and $4.50 and the exercise period of each warrant is at various times through 2007. In addition, each warrant may only be exercised when the market price per share of common stock is at least $1.00 greater than the exercise price of that warrant. In connection with the issuance of the warrants, the Company and the Underwriters entered into a letter agreement granting registration rights in respect of the shares of common stock issuable upon exercise of the warrants. In accordance with EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and other relative accounting literature, the Company recorded the estimated fair value of the warrants of $1,020,128 as compensation expense relating to stock options and warrants over the vesting period through January 4, 2001.

 (10) Related-Party Transactions

     During 1999, the Company entered into consulting agreements with certain members of its Board of Directors. Prior to 1999, the Company had several consulting agreements with directors of the Company. These agreements, all of which have been terminated, required either monthly consulting fees or project-based fees. No additional agreements were entered into during 2000. Consulting expense under these agreements was $8,000, $99,000 and $96,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

(11) Income Taxes

     There was no current or deferred tax expense for the years ended December 31, 2000, 1999 and 1998 because of the Company's operating losses.

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     The components of deferred tax assets and deferred tax liabilities as of December 31, 2000 and 1999 are as follows:


                                                    2000          1999
                                              ------------    ------------
     Deferred tax assets:
        Tax loss carryforwards                 $  9,239,517       7,003,948
        Research and development credit             743,286         495,555
        Fixed assets                                  2,563           9,651
                                               ------------    ------------
          Gross deferred tax assets               9,985,366       7,509,154
        Less valuation allowance                  9,985,366       7,509,154
                                               ------------    ------------
          Net deferred tax assets                        --              --
     Deferred tax liabilities                            --              --
                                               ------------    ------------
          Net deferred tax asset (liabality)   $         --              --
                                               ============    ============

     The reasons for the difference between actual income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 and the amount computed by applying the statutory federal income tax rate to losses before income tax (benefit) are as follows:



                               2000                    1999                   1998
                       --------------------     ----------------------  -------------------
                                      % of                     % of                  % of
                                     pretax                   pretax                pretax
                         Amount     earnings     Amount      earnings    Amount     earnings
                        --------    ---------   ---------    ---------  ---------   -------
Income tax expense
   at statutory rate   $(1,972,000)   (34.0%)  $  (832,000)   (34.0%)  $  (936,000)   (34.0%)
State income taxes,
   net of Federal
   tax benefit            (640,000)   (10.9%)     (147,000)   (6.0%)      (165,000)   (6.0%)
Change in valuation
   reserve               2,476,000    42.1%        527,000    21.5%      1,255,000    45.6%
Credits generated
   in current year        (248,000)   (4.2%)       (74,000)   (3.0%)      (183,000)   (6.6%)
Adjustment to prior
   estimated income
   tax expense                  --      --         529,000    21.6%             --     --%
Other, net                 385,000     7.0%         (3,000)   (0.1%)        29,000     1.0%
                       -----------    ----     -----------    ----     -----------    ----
Income tax benefet     $        --     --%     $        --     --%     $        --     --%
                       ===========    ====     ===========    ====     ===========    ====


     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net change in the total valuation allowance for the years ended December 31, 2000, 1999 and 1998 was an increase of $2,476,000, $527,000 and $1,255,000, respectively. The tax benefit assumed using the federal statutory tax rate of 34% has been reduced to an actual benefit of zero due principally to the aforementioned valuation allowance.

     At December 31, 2000, the Company had federal and state net operating loss tax carryforwards of approximately $23,500,000. The net operating loss carryforwards expire in various amounts starting in 2008 and 2001 for federal and state tax purposes, respectively. The Tax Reform Act of 1986 contains provisions which limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests. If the Company's net operating loss carryforwards are limited, and the Company has taxable income which exceeds the permissible yearly net operating loss carryforward, the Company would incur a federal income tax liability even though net operating loss carryforwards would be available in future years.

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(12) License Agreement

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

     During 1998, the Company received the first nonrefundable milestone payment of $2,500,000 and recorded this amount as license revenue. In addition, the Company recorded $1,047,511 in 1998 as a reduction of expenses related to the reimbursement of research and development costs associated with the Catarex device.

     On September 16, 1999, the Company and Bausch & Lomb amended the Agreement to provide for an expanded role for Optex in development of the Catarex surgical device. Under the amended Agreement, Optex, in addition to the basic design work provided for in the original agreement, is required to deliver to Bausch & Lomb within a stated period Catarex devices for use in clinical trials, and is required to assist Bausch & Lomb in connection with development of manufacturing processes for scale-up of manufacture of the Catarex device. Additionally, Bausch & Lomb will reimburse Optex for all costs, including labor, professional services and materials, incurred by Optex in delivering those Catarex devices and performing manufacturing services, and will pay Optex a fixed profit component of 25% based upon certain of those costs.

     During 2000 and 1999, Optex recorded revenue pursuant to the amended Agreement of $5,169,288 and $1,082,510, respectively. The revenue recorded in 2000 and 1999 pursuant to the amended Agreement is inclusive of the fixed profit component of 25% presented on a gross basis with the related expenses presented separately as cost of development revenue on the consolidated statement of operations. Of this amount, $192,992 and $304,752 are recorded as an account receivable at December 31, 2000 and 1999, respectively. Prior to the amended Agreement, the research and development expenses of the Catarex device incurred and the related reimbursement were presented by the Company on a net basis. The 1999 reimbursement received by the Company prior to the amendment to the Agreement was

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     $1,229,068. As of December 31, 2000, the Company recorded $1,294,615 of deferred revenue related to the amended Agreement, which represents expenses paid in advance by Bausch & Lomb at a rate of 125% during 2000. Revenue and related expense will be recorded as operations are incurred during 2001. No such amounts existed at December 31, 1999.

     In connection with the revised agreement, the Company agreed to pay a bonus to its President totaling $141,000, payable monthly through September 2001. At December 31, 2000 and 1999, $23,502 and $117,500, respectively, were due and were included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

     On January 31, 2001, the Company entered into an agreement to sell substantially all of the assets of Optex to Bausch & Lomb for $3,000,000 and certain future royalties. The sale closed on March 2, 2001, on which date Optex received $3,000,000, approximately $600,000 of which was distributed to the minority shareholders of Optex.

(13) Commitments and Contingencies

     Consulting and Research Agreements

     The Company has entered into consulting agreements, under which stock options may be issued in the foreseeable future. The agreements are cancellable with no firm financial commitments.

     Employment Agreements

     The Company entered into employment agreements with four executives during April and May, 2000. These agreements provide for the payment of signing and year-end bonuses in 2000 totaling $225,000, and annual base salaries aggregating $550,000. Each agreement has an initial term of three years and can be terminated by the Company, subject to certain provisions, with the payment of severance amounts that range from three to six months.

     The Company have an exclusive worldwide license to four U.S. patents and corresponding foreign applications covering a group of compounds, including CT-3. The licensor is Dr. Sumner Burstein, a professor at the University of Massachusetts. This license extends until the expiration of the underlying patent rights. The primary U.S. patent expires in 2012 and the new analog patent 6,162829 expires in 2017. The Company has the right under this license to sublicense our rights under the license. The license requires that the Company pay royalties to Dr. Burstein based on sales of products and processes incorporating technology licensed under the license, as well as a percentage of any income derived from any sublicense of the licensed technology. Furthermore, pursuant to the terms of the license, the Company must satisfy certain other terms and conditions in order to retain the license rights. If the Company fails to comply with certain terms of the license, our license rights under the license could be terminated.

     Operating Leases

     The Company rents certain office space under operating leases which expire in various years through 2003.

     Aggregate annual lease payments for noncancellable operating leases are as follows:

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


                           Year ending
                           December 31,
                          ---------------
                               2001           $  138,000
                               2002               81,000
                               2003               26,000
                                                ---------
                                              $  245,000
                                                =========



     Rent expense related to operating leases for the years ended December 31, 2000, 1999 and 1998 was $161,810, $118,264 and $97,756, respectively.

     Resignation of CEO

     In July 1998, the CEO of the Company resigned. The Company recorded $211,250 of expense for salary continuation through April 1999. Of this amount, $140,833 was recorded in accrued expenses at December 31, 1998. Pursuant to the resignation, all unvested stock options held by the CEO vested immediately and the unexercised options expired in July 1999.

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