Form 10QSB
period 2001-03-31
ATLANTIC TECHNOLOGY VENTURES INC
filed 2001-05-04
CIK 1001316

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

         FORM 10-QSB
(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001
                               --------------

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

             350 Fifth Avenue, Suite 5507, New York, New York 10118
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 267-2503
                           (Issuer's telephone number)

               150 Broadway, Suite 1110, New York, New York 10038
         (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X             No _____
    -------

Number of shares of common stock outstanding as of May 1, 2001:  6,531,447

Transitional Small Business Disclosure Format (check one):  Yes         No    X
                                                               -------    -----

                                      INDEX

                                                                           Page
                                                                           ----

PART I--  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         as of March 31, 2001 (unaudited) and December 31, 2000               3

         Consolidated Statements of Operations (unaudited)
         for the three months ended March 31, 2001 and 2000,
         and the period from July 13, 1993 (inception) to March 31, 2001      4

         Consolidated Statements of Cash Flows (unaudited)
         for the three months ended March 31, 2001 and 2000,
         and the period from July 13, 1993 (inception) to
         March 31, 2001                                                       5

         Notes to Consolidated Financial Statements (unaudited)               6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                    10

PART II-- OTHER INFORMATION

Item 1.  Legal Matters                                                       14

Item 2.  Changes in Securities                                               14

Item 5.  Other Information                                                   15

Item 6.  Exhibits and Reports on Form 8-K                                    21

SIGNATURES

EXHIBIT INDEX

PART I -- OTHER INFORMATION

Item 1.  Financial Statements

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                               March 31,       December 31,
                                                Assets                           2001              2000
                                                                           ---------------     ------------
                                                                             (Unaudited)
Current assets:
    Cash and cash equivalents                                              $     2,581,497       2,663,583
    Accounts receivable                                                                 --         192,997
    Prepaid expenses                                                                29,320          22,599
                                                                             --------------    ------------
                   Total current assets                                          2,610,817       2,879,179

Property and equipment, net                                                        259,256         227,088
Investment in affiliate                                                             63,623          67,344
Other assets                                                                        22,838           2,901
                                                                             --------------    ------------
                   Total assets                                            $     2,956,534       3,176,512
                                                                             ==============    ============
                         Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                                  $       779,246         785,838
    Deferred revenue                                                                    --       1,294,615
                                                                             --------------    ------------
                   Total current liabilities                               $       779,246       2,080,453
                                                                            --------------     ------------
Redeemable Series B convertible preferred stock.
    Authorized 1,647,312 shares; 0 and 206,898 shares issued and
    outstanding at March 31, 2001 and December 31, 2000 respectively.                   --         600,000

Stockholders' equity:
    Preferred stock, $.001 par value. Authorized 10,000,000
       shares; 1,375,000 shares designated as Series A
       convertible preferred stock                                                      --              --
    Series A convertible preferred stock, $.001 par value.
       Authorized 1,375,000 shares; 351,588 and 359,711 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively
       (liquidation preference aggregating $4,570,644 and $4,676,243 at March
       31, 2001
       and December 31, 2000, respectively)                                            351             360
    Convertible preferred stock warrants, 112,896
       issued and outstanding at March 31, 2001 and
       December 31, 2000                                                           520,263         520,263
    Common stock, $.001 par value. Authorized 50,000,000
       shares; 6,458,424 and 6,122,135 shares issued and outstanding
       at March 31, 2001 and December 31, 2000, respectively                         6,458           6,122
    Common stock subscribed. 182 shares at March 31, 2001
       and December, 31, 2000                                                           --              --
    Additional paid-in capital                                                  24,957,317      24,796,190
    Deficit accumulated during development stage                               (23,306,559)    (24,826,334)
                                                                             --------------    ------------
                                                                                 2,177,830         496,601

    Less common stock subscriptions receivable                                        (218)           (218)
    Less treasury stock, at cost                                                      (324)           (324)
                                                                             --------------    ------------
                   Total stockholders' equity                                    2,177,288         496,059
                                                                             --------------    ------------
                   Total liabilities and stockholders' equity               $    2,956,534       3,176,512
                                                                             ==============    ============

See accompanying notes to consolidated financial statements.


               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)
                                                                                              Cumulative
                                                                                              period from
                                                                                              July 13, 1993
                                                                                              (inception) to
                                                           Three months ended March 31,        March 31,
                                                                2001            2000             2001
                                                                ----            ----             ----
Revenues:
    Development revenue                                   $    2,461,922         912,481        8,713,720
    License revenue                                                   --              --        2,500,000
    Grant revenue                                                250,000          13,009          616,659
                                                          --------------    ------------    -------------
          Total revenues                                       2,711,922         925,490       11,830,379
                                                          --------------    ------------    -------------
Costs and expenses:
    Cost of development revenue                                2,082,568         729,985        7,084,006
    Research and development                                     306,767         127,439        9,829,677
    Acquired in-process research and
    development                                                       --              --        2,653,382
    General and administrative                                   681,948         495,678       16,567,174
    Compensation expense relating to
       stock warrants (general and administrative)                11,971         990,820        1,032,836
    License fees                                                      --              --          173,500
                                                          --------------    ------------    -------------
          Total operating expenses                             2,963,254       2,343,922       37,220,575
                                                          --------------    ------------    -------------
          Operating loss                                        (251,332)     (1,418,432)     (25,390,196)
Other (income) expense:
    Interest and other income                                    (20,018)        (40,190)      (1,271,154)
    Interest expense                                                  --              --          625,575
    Equity in (earnings) loss of affiliate                         3,721              --           82,995
    Gain on sale of Optex assets                              (2,809,451)             --       (2,809,451)
    Distribution to Optex minority shareholders                  767,514              --          767,514
                                                          --------------    ------------    -------------
          Total other (income) expense                        (1,938,234)        (40,190)      (2,484,521)
                                                          --------------    ------------    -------------
          Net income (loss)                               $    1,686,902      (1,378,242)     (22,905,675)
                                                          ==============    ============    =============
Imputed convertible preferred stock
    dividend                                                     600,000              --        5,931,555
Dividend paid upon repurchase of Series B                        167,127              --          400,884
Preferred stock dividend issued in
    preferred shares                                              64,144         659,319        1,347,207
                                                          --------------    ------------    -------------

Net income (loss) applicable to common shares             $      855,631      (2,037,561)     (30,585,321)
                                                          ==============    ============    =============
Net income (loss) per share applicable to common shares:
    Basic                                                 $         0.13           (0.41)
                                                          ==============    ============
    Diluted                                               $         0.13           (0.41)
                                                          ==============    ============
Weighted average shares of common
    stock outstanding:
    Basic                                                      6,384,613       4,968,921
                                                          ==============    ============
    Diluted                                                    8,237,212       4,968,921
                                                          ==============    ============

See accompanying notes to consolidated financial statements.


               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   Cumulative
                                                                                  period from
                                                                                  July 13, 1993
                                                                                 (inception) to
                                                  Three months ended March 31,      March 31,
                                                  ------------------------------
                                                      2001             2000           2001
                                                  --------------   ------------- -------------
Cash flows from operating activities:
Net income (loss)                                $    1,686,902      (1,378,242)    (22,905,675)

Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
     Acquired in-process research and development            --              --       1,800,000
     Expense relating to issuance of warrants                --              --         298,202
     Expense relating to the issuance of options             --              --          81,952
     Expense related to Channel merger                       --              --         657,900
     Change in equity of affiliate                        3,721              --          82,995
     Compensation expense relating to
       stock options and warrants                        11,971         990,820       1,240,881
     Discount on notes payable - bridge financing            --              --         300,000
     Depreciation                                        26,943          15,757         533,448
     Gain on sale of Optex assets                    (2,809,451)             --      (2,809,451)
     Loss on disposal of furniture and equipment             --              --          73,387
     Changes in assets and liabilities:
       Decrease in accounts receivable                  192,997          17,927              --
       Increase in prepaid expenses                      (6,721)        (20,185)        (29,320)
       Decrease in deferred revenue                  (1,294,615)             --              --
       Increase (decrease) in accrued expenses         (169,592)        (46,815)        616,246
       Increase in accrued interest                          --              --         172,305
       Increase in other assets                         (19,937)         (2,901)        (22,838)
                                                  --------------   -------------  -------------
         Net cash provided by (used in)
           operating activities                      (2,377,782)       (423,639)    (19,909,968)
                                                  --------------   -------------  -------------

Cash flows from investing activities:
Purchase of furniture and equipment                     (86,660)         (6,116)       (899,741)
Investment in affiliate                                      --        (250,000)       (146,618)
Proceeds from sale of Optex assets                    3,000,000              --       3,000,000
Proceeds from sale of furniture and equipment                --              --           6,100
                                                  --------------   -------------  -------------
         Net cash provided by (used in)
           investing activities                       2,913,340        (256,116)      1,959,741
                                                  --------------   -------------  -------------

Cash flows from financing activities:
Proceeds from exercise of warrants                           --              --           5,500
Proceeds from exercise of stock options                      --         321,039         397,098
Proceeds from issuance of demand notes payable               --              --       2,395,000
Repayment of demand notes payable                            --              --        (125,000)
Proceeds from the issuance of notes payable -
   bridge financing                                          --              --       1,200,000
Proceeds from issuance of warrants                           --              --         300,000
Repayment of notes payable - bridge financing                --              --      (1,500,000)
Repurchase of common stock                                   --              --            (324)
Preferred stock dividend paid                              (577)             --            (895)
Proceeds from the issuance of common stock                   --              --       7,547,548
Proceeds from issuance of convertible preferred stock        --              --      11,441,672
Repurchase of convertible preferred stock              (617,067)             --      (1,128,875)
                                                  --------------   -------------  -------------
         Net cash provided by (used in)
           financing activities                        (617,644)        321,039      20,531,724
                                                  --------------   -------------  -------------

         Net increase (decrease) in cash and
           cash equivalents                             (82,086)       (358,716)      2,581,497

Cash and cash equivalents at beginning of period      2,663,583       3,473,321              --
                                                  --------------   -------------  -------------
Cash and cash equivalents at end of period       $    2,581,497       3,114,605       2,581,497
                                                  ==============   =============  =============

Supplemental disclosure of non-cash financing
  activities:
Issuance of common stock in exchange for
   common stock subscriptions                  $             --              --           7,027
Conversion of demand notes payable and the related
   accrued interest to common stock                          --              --       2,442,304
Cashless exercise of preferred warrants                      --              --          49,880
Conversion of preferred to common stock                     336             289           2,762
Preferred stock dividend issued in shares                64,144         659,324       1,190,024
                                                  ==============   =============  =============

---------------

* See accompanying notes to consolidated financial statements.

                       ATLANTIC TECHNOLOGY VENTURES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2001

(1)      BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2001 or for any subsequent period. These consolidated financial statements should be read in conjunction with Atlantic Technology Ventures, Inc., and Subsidiaries' ("Atlantic") Annual Report on Form 10-KSB as of and for the year ended December 31, 2000.

(2)      LIQUIDITY

         Atlantic anticipates that their current liquid resources will be sufficient to finance their currently anticipated needs for operating and capital expenditures for at least the next twelve months. In addition, Atlantic will attempt to generate additional capital through a combination of collaborative agreements, strategic alliances and equity and debt financing. However, Atlantic can give no assurance that they will be able to obtain additional capital through these sources or upon terms acceptable to them.

         On March 16, 2001, Atlantic entered into a common stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase up to $6.0 million of our common stock which will commence upon effective registration and certain other conditions. A material contingency that may affect Atlantic's operating plans and ability to raise funds is its stock price. If its stock price remains at current levels, Atlantic will be limited in the amount of funds it will be able to draw as defined by the Fusion Capital agreement. As the Fusion Capital agreement is currently structured, Atlantic does not have a guarantee that it will be able to draw any funds. See note 11 below and see liquidity discussion within Management's Discussion and Analysis of Financial Condition and Results of Operations.

(3)      COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share is calculated by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share is calculated by dividing net income (loss) applicable to common shares plus the impact of the assumed preferred stock conversions totaling $231,271, by the weighted average common shares outstanding for the period plus 1,888,599 common stock equivalents from assumed conversions of the Series A and Series B preferred stock if dilutive. The common stock equivalents from stock options, stock warrants, and stock subscriptions have not been included in the diluted calculations as their effect is anti-dilutive.

(4)      RECENTLY ISSUED ACCOUNTING STANDARDS

         On January 1, 2001, Atlantic adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133" and SFAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 133 requires a company to recognize all derivative instruments as assets and liabilities in its balance sheet and measure them at fair value. The adoption of these statements did not have a material impact on Atlantic's consolidated financial position, results of operations or cash flows, as Atlantic is currently not party to any derivative instruments.

(5)      INCOME TAXES

         Atlantic generated book income solely in the quarter ended March 31, 2001 as a result of the sale of Optex assets to Bausch & Lomb as described further in note 10. However, Atlantic does not expect to generated book income for the year ended December 31, 2001; therefore, no income taxes have been reflected for the three months ended March 31, 2001.

(6)      PREFERRED STOCK DIVIDEND

         On January 16, 2001, Atlantic's board of directors declared a payment-in-kind dividend of 0.065 of a share of Series A convertible preferred stock ("Series A Preferred") for each share of Series A Preferred held as of the record date of February 7, 2001. The estimated fair value of this dividend of $64,144 was included in Atlantic's calculation of net income (loss) per common share for the three months ended March 31, 2001. The equivalent dividend for the three months ended March 31, 2000 had an estimated fair value of $659,319 and is recorded in the same manner.

(7)      ISSUANCE OF STOCK WARRANTS

         As more fully described in Note 9 to Atlantic's Annual Report on Form 10-KSB as of and for the year ended December 31, 2000, on January 4, 2000, Atlantic entered into a Financial Advisory and Consulting Agreement with Joseph Stevens & Company, Inc. pursuant to which Atlantic issued to Joseph Stevens & Company, Inc. three warrants to purchase an aggregate of 450,000 shares of its common stock. Atlantic recorded compensation expense relating to these stock warrants in the amount of $990,820 for the three month period ended March 31, 2000. No such compensation is required subsequent to December 31, 2000.

         On March 8, 2001, Atlantic entered into an agreement with The Investor Relations Group, Inc. (IRG) under which IRG will provide Atlantic investor relations services pursuant to which Atlantic issued to Dian Griesel warrants to purchase 120,000 shares of its common stock at an exercise price of $0.875 per share. These warrants will vest in 5,000 share monthly increments over a 24 month period. In addition, should Atlantic's stock price reach $2.50, Atlantic will grant Dian Griesel an additional 50,000 warrants. Should Atlantic's stock price reach $5.00, Atlantic will grant Dian Griesel a further 50,000 warrants. As a result, Atlantic recorded compensation expense relating to these stock warrants of $11,971 pursuant to EITF Issue No. 96-18 for the three month period ended March 31, 2001 and will remeasure the compensation expense at the end of each reporting period until the final measurement date is reached in 24 months.

         Compensation for these warrants represents general and administrative expense.

(8)      REDEEMABLE SERIES B PREFERRED SHARES

         On September 28, 2000, pursuant to a Convertible Preferred Stock and Warrants Purchase Agreement (the Purchase Agreement) Atlantic issued to BH Capital Investments, L.P. and Excalibur Limited Partnership (together, the Investors) for a purchase price of $2,000,000, 689,656 shares of Atlantic's Series B convertible preferred stock (Series B Preferred) and warrants to purchase 134,000 shares of Atlantic's common stock. Half of the shares of the Series B Preferred (344,828 shares) and warrants to purchase half of the shares of common stock (67,000 shares) were held in escrow, along with half of the purchase price.

         On December 4, 2000, Atlantic and the Investors entered into a stock repurchase agreement (the Stock Repurchase Agreement) pursuant to which Atlantic repurchased from the investors a portion of the outstanding shares.

         Pursuant to Atlantic's renegotiations with the Investors, Atlantic was required, among other things, to redeem on March 28, 2002, all outstanding shares of Series B Preferred for (A) 125% of the original issue price per share or (B) the market price of the shares of common stock into which they are convertible, whichever is greater (the Redemption Price). Atlantic would have been able to at any time redeem all outstanding shares of Series B Preferred at the Redemption Price. As a result of the renegotiations discussed in this paragraph, the Series B Preferred was considered redeemable and the remaining outstanding shares at December 31, 2000 were classified outside of permanent equity in the accompanying consolidated balance sheet. At December 31, 2000, Atlantic had 206,898 shares outstanding at a carrying amount of $2.90 per share.

         Holders of shares of Atlantic's outstanding Series B Preferred could convert each share into shares of common stock without paying Atlantic any cash. The conversion price per share of the Series B Preferred was also amended by the second amendment to the Purchase Agreement. The conversion price per share of Series B Preferred on any given day is the lower of (1) $1.00 or (2) 90% of the average of the two lowest closing bid prices on the principal market of the common stock out of the fifteen trading days immediately prior to conversion. The change in conversion price upon the renegotiations on January 9, 2001 resulted in a difference between the conversion price of the Series B Preferred and the market price of the common stock on the effective date of the renegotiation. This amount, estimated at $600,000, was recorded as an imputed preferred stock dividend within equity and is deducted from net income (loss) to arrive at net income (loss) applicable to common shares during the first quarter of 2001.

         On January 19, 2001, 41,380 shares of Series B Preferred were converted by the Investors into 236,422 shares of Atlantic's common stock. On March 9, 2001, Atlantic and the Investors entered into Stock Repurchase Agreement No. 2, pursuant to which Atlantic repurchased from the Investors, for an aggregate purchase price of $617,067, all 165,518 shares of Atlantic's Series B Preferred held by the Investors on March 9, 2001. The carrying amount of the 165,518 shares is equal to $480,000; therefore the amount in excess of the carrying amount, which equals $167,127, was recorded as a dividend upon repurchase of Series B Preferred shares and is deducted from net income (loss) to arrive at net income (loss) applicable to common shares.

(9)      DEVELOPMENT REVENUE

         In accordance with an amended license and development agreement, which was subsequently terminated as described below in note 10, Bausch & Lomb Surgical reimbursed Atlantic's subsidiary, Optex Ophthalmologics, Inc. ("Optex"), for costs Optex incurred in developing its Catarex(TM) technology, plus a profit component. For the three months ended March 31, 2001, this agreement provided $2,461,922 of development revenue, and related cost of development revenue of $2,082,568. For the three months ended March 31, 2000, this agreement provided $912,481 of development revenue, and related cost of development revenue of $729,985. The agreement was terminated in March 2001 (see note 10 below).

(10)     SALE OF OPTEX ASSETS

         Pursuant to an asset purchase agreement dated January 31, 2001, among Bausch & Lomb, a Bausch & Lomb affiliate, Atlantic, and Optex, on March 2, 2001, Optex sold to Bausch & Lomb substantially all its assets, including all those related to the Catarex technology. The purchase price was $3 million paid at closing (approximately $564,000 of which was distributed to Optex's minority shareholders). In addition, Optex is entitled to receive additional consideration, namely $1 million, once Bausch & Lomb receives regulatory approval to market the Catarex device in Japan, royalties on net sales on the terms stated in the original development agreement dated May 14, 1998, between Bausch & Lomb and Optex, as amended, and minimum royalties of $90,000, $350,000, and $750,000 for the first, second, and third years, respectively, starting on first commercial use of the Catarex device or January 1, 2004, whichever is earlier. Optex also has the option to repurchase the acquired assets from Bausch & Lomb if it ceases developing the Catarex technology.

         Upon the sale of Optex assets, Bausch & Lomb's development agreement with Optex was terminated and Optex has no further involvement with Bausch & Lomb. As a result of this transaction, Atlantic recorded a gain on the sale of Optex assets of $2,809,451. The purchase price of $3,000,000 is nonrefundable and upon the closing of the asset purchase agreement in March 2001, Optex has no further obligation to Bausch & Lomb or with regard to the assets sold. Pursuant to Atlantic's agreement with the minority shareholders of Optex, Optex made a profit distribution in March 2001 of $767,514 representing the minority shareholders' percentage of the cumulative profit from the Bausch & Lomb development and asset purchase agreements up to and including proceeds from the sale of Optex' assets. (This figure includes the $564,000 referred to above.)

(11)     PRIVATE PLACEMENT OF COMMON SHARES

         On March 16, 2001, Atlantic entered into a common stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase up to $6.0 million of our common stock over a 30-month period, subject to a 6-month extension or earlier termination at our discretion. The receipt of funds under this agreement will commence upon effective registration, which Atlantic expects in June 2001, and certain other conditions being satisfied. The selling price of the shares will be equal to the lesser of
(1) $20.00 or (2) a price based upon the future market price of the common stock, without any fixed discount to the market price. A material contingency that may affect Atlantic's operating plans and ability to raise funds is its stock price. If its stock price remains at current levels, Atlantic will be limited in the amount of funds it will be able to draw as defined by the Fusion Capital agreement. As the Fusion Capital agreement is currently structured, Atlantic does not have a guarantee that it will be able to draw any funds. Atlantic paid a finder's fee of $120,000 in relation to this agreement in April 2001 which is included in general and administrative expense for the three month period ended March 31, 2001. Atlantic amended its agreement with Fusion on March 16, 2001, to allow Atlantic to draw funds pursuant to the agreement regardless of its listing status on the Nasdaq SmallCap Market.

(12)     SUBSEQUENT EVENTS

         An asset purchase agreement dated April 23, 2001, among Atlantic, Atlantic's majority-owned subsidiary Gemini Technologies, Inc., the Cleveland Clinic Foundation (CCF) and CCF's affiliate IFN, Inc. was signed in which Gemini will sell, upon meeting certain closing conditions, to IFN substantially all its assets, including all those related to the 2-5A antisense enhancing technology. The transaction is expected to close during the second quarter of 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         You should read the following discussion of our results of operations and financial condition in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2000.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2001 VS. 2000

         In accordance with a license and development agreement, as amended, Bausch & Lomb Surgical has reimbursed our subsidiary, Optex Ophthalmologics, Inc. ("Optex"), for costs Optex incurred in developing its Catarex technology, plus a profit component. For the three months ended March 31, 2001, this agreement provided $2,461,922 of development revenue, and related cost of development revenue of $2,082,568. For the three months ended March 31, 2000, this agreement provided $912,481 of development revenue, and related cost of development revenue of $729,985. The primary reason for the substantial increase in revenues over last year was the recognition of a project completion bonus of $1,067,345 paid out and recognized at the completion of the project in February 2001. With the termination of the above agreement at the conclusion of the sale of substantially all of Optex's assets in March 2001, as described further below, we will no longer have the revenues or profits associated with that agreement available to us.

         For the quarter ended March 31, 2001, research and development expense was $306,767 as compared to $127,439 in the first quarter of 2000. This increase is due to increased expenditures on certain development projects including CT-3 as we have been assessing potential markets and developing test plans for a Phase II study. See the Research and Development section for further details.

         For the quarter ended March 31, 2001, general and administrative expense was $681,948 as compared to $495,678 in the first quarter of 2000. This increase is largely due to an increase in payroll costs over last year of approximately $72,000 and a finders fee of $120,000 incurred in conjunction with a common stock purchase agreement entered into during the first quarter 2001 with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase up to $6.0 million of our common stock over a 30-month period, subject to a 6-month extension or earlier termination at our discretion. The receipt of funds under this agreement will commence upon effective registration and certain other conditions which are targeted for June 2001. A material contingency that may affect our operating plans and ability to raise funds is our stock price. If our stock price remains at current levels, we will be limited in the amount of funds we will be able to draw as defined by the Fusion Capital agreement. As the Fusion Capital agreement is currently structured, we do not have a guarantee that we will be able to draw any funds. See Liquidity and Capital Resources for further details on this agreement.

         For the quarter ended March 31, 2001, we had compensation expense relating to stock warrants of $11,971 associated with warrants issued to Dian Griesel during March 2001 as partial compensation for investor relations services. Additional expense associated with these warrants will continue to be incurred over the 2 year term of the agreement. For the quarter ended March 31, 2000, we had $990,820 of expense associated with warrants issued to Joseph Stevens & Company as partial compensation for investment banking services which was recorded in full as of December 31, 2000.

         For the first quarter of 2001, interest and other income was $20,018, compared to $40,190 in the first quarter of 2000. The decrease in interest income is primarily due to the decline in our cash reserves.

         Net income applicable to common shares for the quarter ended March 31, 2001, was $855,631 as compared to a net loss applicable to common shares of $2,037,561 for the quarter ended March 31, 2000. This increase in net income is primarily attributable to a gain on the sale of the assets of our subsidiary, Optex recognized during the first quarter of 2001 in the amount of $2,809,451, partially offset by a distribution to the minority shareholders of Optex of $767,514. (see further discussion of this sale below). In the quarter ended March 31, 2000, we recorded compensation expense of $990,820 relating to stock warrants issued to Joseph Stevens & Co. which did not exist during the current year. Net income (loss) applicable to common shares also included a beneficial conversion on our Series B preferred stock in the amount of $600,000 and a dividend paid upon the repurchase of the outstanding Series B preferred stock recorded during the first quarter of 2001. We also issued preferred stock dividends on our Series A preferred stock for which the estimated fair value of $64,144 and $659,319 was included in the net income

(loss) applicable to common shares for the first quarter of 2001 and 2000, respectively. The decrease in the estimated fair value of these dividends as compared to the prior year is primarily a reflection of a decline in our stock price and a reduction of the number of preferred shares issued. Going forward, with the termination of our cost plus a profit component agreement with Bausch & Lomb, described below, we will no longer have the revenue or profits associated with that agreement available to us. For the year ended December 31, 2000, we received $5,169,288 in development revenue from Bausch & Lomb.

LIQUIDITY AND CAPITAL RESOURCES

         From inception to March 31, 2001, we incurred an accumulated deficit of $23,306,559, and we expect to continue to incur additional losses through the year ending December 31, 2001 and for the foreseeable future. The loss has been incurred through primarily research and development activities related to our various technologies under our control.

         Pursuant to an asset purchase agreement dated January 31, 2001, among Bausch & Lomb, a Bausch & Lomb affiliate, Atlantic, and Optex, on March 2, 2001, Optex sold to Bausch & Lomb substantially all its assets, including all those related to the Catarex technology. The purchase price was $3 million paid at closing (approximately $564,000 of which was distributed to the minority shareholders). In addition, Optex is entitled to receive additional consideration, namely $1 million once Bausch & Lomb receives regulatory approval to market the Catarex device in Japan, royalties on net sales on the terms stated in the original development agreement dated May 14, 1998, between Bausch & Lomb and Optex, as amended, and minimum royalties of $90,000, $350,000, and $750,000 for the first, second, and third years, respectively, starting on first commercial use of the Catarex device or January 1, 2004, whichever is earlier. Optex also has the option to repurchase the acquired assets from Bausch & Lomb if it ceases developing the Catarex technology. Upon the sale of Optex assets, Bausch & Lomb's development agreement with Optex was terminated. As a result of this transaction, we recorded a gain on the sale of Optex assets of $2,809,451. Pursuant to our agreement with the minority shareholders of Optex, we made a profit distribution of $767,514 representing the minority shareholders' percentage of the cumulative profit from the Bausch & Lomb cost plus 25 percent agreement up to and including proceeds from the sale of Optex' assets.

         On September 28, 2000, pursuant to a convertible preferred stock and warrants purchase agreement (the purchase agreement), we issued to BH Capital Investments, L.P. and Excalibur Limited Partnership (together, the Investors) for a purchase price of $2,000,000, 689,656 shares of our Series B convertible preferred stock (the Series B preferred stock) and warrants to purchase 134,000 shares of our common stock. Half of the shares of Series B preferred stock (344,828 shares) and warrants to purchase half of the shares of common stock (67,000 shares) were held in escrow, along with half of the purchase price.

         On December 4, 2000, Atlantic and the Investors entered into a stock repurchase agreement (the stock repurchase agreement) pursuant to which we repurchased from the Investors for $500,000 137,930 shares of Series B preferred stock, and agreed to the release from escrow to the Investors of the $1,000,000 purchase price of the 344,828 shares of Series B preferred stock held in escrow. We also allowed the Investors to keep all of the warrants issued under the purchase agreement and issued to the Investors warrants to purchase a further 20,000 shares of our common stock at the same exercise price. On January 19, 2001, 41,380 shares of Series B preferred stock were converted by the Investors into 236,422 shares of our common stock. On March 9, 2001, Atlantic and the Investors entered into a second stock repurchase agreement (stock repurchase agreement no. 2). Pursuant to stock repurchase agreement no. 2, we repurchased from the Investors, for an aggregate purchase price of $617,067, all 165,518 shares of our Series B preferred stock held by the Investors. The repurchase price represented 125% of the purchase price originally paid by the investors for the repurchased shares, as well as an amount equal to the annual dividend on the Series B preferred stock at a rate per share of 8% of the original purchase price. The repurchased shares constitute all remaining outstanding shares of Series B preferred stock; we have cancelled those shares.

         On March 16, 2001, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase up to $6.0 million of our common stock over a 30-month period, subject to a 6-month extension or earlier termination at our discretion. The receipt of funds under this agreement will commence upon effective registration and certain other conditions which are targeted for June 2001. The selling price of the shares will be equal to the lesser of (1) $20.00 or (2) a price based upon the future market price of the common stock, without any fixed discount to the market price. A material contingency that may affect our operating plans and ability to raise funds is our stock price. If our stock price remains at current levels, we will be limited in the amount of funds we will be able to draw as defined by the Fusion Capital agreement. As the Fusion Capital agreement is currently structured, we do not have a guarantee that we will be able to draw any funds. A $120,000 finders fee relating to this transaction was paid to Gardner Resources, Ltd. We have amended our agreement with Fusion Capital to allow Atlantic to draw funds pursuant to the agreement regardless of its listing status on the Nasdaq SmallCap Market.

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

         At March 31, 2001, we had $2,581,497 in cash and cash equivalents and working capital of $1,831,571. We anticipate that our current resources will be sufficient to finance our currently anticipated needs for operating and capital expenditures for at least the next twelve months. In addition, we will attempt to generate additional capital through a combination of collaborative agreements, strategic alliances, and equity and debt financing. However, we can give no assurance that we will be able to obtain additional capital through these sources or upon terms acceptable to us.

         We have the following short term and long term liquidity needs. Our cash utilized for operations for the next year is expected to be approximately $200,000 per month. Currently, these expected operating expenses include approximately $70,000 per month for research and pre-clinical development expenses and approximately $130,000 for general and administrative expenses. Based on our cash position of $2,581,497 at March 31, 2001, we will either have to raise additional funds within the next twelve months to fund our current spending requirements or we will have to reduce or eliminate the planned levels of development activities. Since we do not have significant fixed cash commitments, we have the option of significantly cutting or delaying our development activities as may be necessary. To meet these needs in the short term, we expect to begin drawing funds in the amount of $200,000 per month from Fusion Capital starting in June 2001, once we have an effective registration. If our agreement with Fusion Capital is not finalized, or if we are unable to draw funds from Fusion Capital, we will seek alternative funding sources. These funding sources include seeking other equity financing and working toward licensing CT-3 later in 2001.

         A material contingency that may affect our operating plans and ability to raise funds is our stock price. If our stock price remains at current levels, we will be limited in the amount of funds we will be able to draw as defined to the Fusion Capital agreement. As the Fusion Capital agreement is currently structured, we do not have a guarantee that we will be able to draw any funds.

         We are at risk of being delisted from the Nasdaq SmallCap Market. As of March 20, 2001, we had the thirtieth consecutive business day that the minimum bid price of our common stock was less than $1.00. This constitutes a failure on our part to meet Nasdaq's continued inclusion requirement for minimum bid price. On March 22, 2001, Nasdaq notified us of this failure, and we have a period of 90 calendar days from that notice to comply with the continued inclusion standard for minimum bid price. We can do so by meeting the standard for a minimum of 10 consecutive business days during the 90 day compliance period.

         In addition, the consolidated financial statements included with our 2000 Annual Report on Form 10-KSB for the year ended December 31, 2000, show that on December 31, 2000, our net tangible assets were less than $2 million. Consequently, we received a deficiency notice from Nasdaq notifying us that we had ten days to submit a plan to achieve and sustain long-term compliance with all applicable listing criteria. On May 2, 2001, we submitted our plan to Nasdaq. If Nasdaq is not satisfied with the plan that we submitted, we will then receive a staff determination from Nasdaq. Upon receipt of the staff determination, we will have seven days to appeal the staff determination and request a hearing before Nasdaq's Listing Qualifications Panel, and such a request will generally stay the delisting pending a determination by the panel (called a "panel decision"). Failure to request a hearing within seven calendar days will result in automatic delisting. If our securities were delisted, it could materially and adversely affect our ability to raise additional funding.

RESEARCH AND DEVELOPMENT ACTIVITIES

         For a description of Atlantic's research and development activities, see Item 5 of Part II entitled "Other Information."

PART II -- OTHER INFORMATION

Item 1.  Legal Matters

Claim for Arbitration Brought by Cleveland Clinic Foundation

         Atlantic's subsidiary, Gemini, has an exclusive worldwide sublicense from the Cleveland Clinic Foundation to a U.S. patent and related patent applications, as well as corresponding foreign applications, relating to 2-5A chimeric antisense technology and its use for selective degradation of targeted RNA. On May 8, 2000, the Cleveland Clinic Foundation filed a claim for arbitration before the American Arbitration Association to terminate this sublicense, claiming that Gemini has breached the sublicense by failing to fulfill its obligations under the sublicense. Pursuant to an asset purchase agreement dated April 23, 2001, among the Cleveland Clinic Foundation and its new affiliate IFN, Inc., Atlantic and Gemini, Gemini has agreed to sell to IFN substantially all its assets, including all those related to the 2-5A antisense enhancing technology in the second quarter of 2001. Upon the closing of this transaction, which we expect will occur in May 2001, the Cleveland Clinic will withdraw its outstanding arbitration demand against Gemini and Atlantic, with prejudice, and each party will be obligated to pay its own costs and attorney's fees related thereto. For additional information, please see Item 5 under the subheading "Gemini and the 2-5A Antisense Technology."

Item 2.  Changes in Securities

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

         Holders of shares of our outstanding Series B preferred stock can convert each share into shares of common stock without paying Atlantic any cash. The conversion price per share of the Series B preferred stock was also amended by the second amendment to the purchase agreement. The conversion price per share of Series B preferred stock on any given day is the lower of (1) $1.00 or
(2) 90% of the average of the two lowest closing bid prices on the principal market of the common stock out of the fifteen trading days immediately prior to conversion.

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

Issuance to The Investor Relations Group, Inc.

         On March 8, 2001, Atlantic entered into an agreement with The Investor Relations Group, Inc. (IRG) under which IRG will provide Atlantic investor relations services pursuant to which Atlantic issued to Dian Griesel warrants to purchase 120,000 shares of its common stock. These warrants will vest in 5,000 share monthly increments over a 24 month period. In addition, should Atlantic's stock price reach $2.50, Atlantic will grant Dian Griesel an additional 50,000 warrants. Should Atlantic's stock price reach $5.00, Atlantic will grant Dian Griesel a further 50,000 warrants. As a result, Atlantic recorded compensation expense relating to these stock warrants of $11,971 for the three month period ended March 31, 2001 and will remeasure the compensation expense at the end of each reporting period until the final measurement date is reached in 24 months.

         The term of the warrants is five years and the exercise price of the warrants is $0.875.

         The issuance of the warrants did not involve any public offering and therefore was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 5.  Other Information

Research and Development Activities

Optex and the Catarex Technology

         Our majority-owned (81.2%) subsidiary, Optex Ophthalmologics, Inc., is entitled to royalties and other revenues in connection with commercialization of the Catarex cataract-removal technology. Bausch & Lomb Incorporated, a multinational ophthalmics company, is developing this technology to overcome the limitations and deficiencies of traditional cataract extraction techniques. Pursuant to an asset purchase agreement dated January 31, 2001, between B&L, a B&L affiliate, Atlantic, and Optex, on March 2, 2001, Optex sold to B&L substantially all its assets, including all those related to the Catarex technology. Management believes that B&L will aggressively pursue commercialization of the Catarex technology. To that end, B&L has informed us that it expects to begin human clinical trials of the device in the beginning of the third quarter of 2001 at a variety of investigations sites, and that it is working to develop the next generation handpiece and is working to integrate the Catarex device with B&L's Millenium Surgical platform.

CT-3

         We are developing CT-3, a synthetic derivative of the major active ingredient in marijuana, as the lead compound in the series of patented compounds. CT-3 has been tested in a Phase I clinical trial and in many pre-clinical in vitro and in vivo studies to profile its potential activity and to evaluate its usefulness in treating medical conditions.

         Our development plan for CT-3 is focused on developing CT-3 for chronic pain and inflammation associated with a variety of disease states. This indication covers a broad range of conditions, including headaches, cancer pain, arthritis and arthritis pain, low back pain, fibromyalgia, neuropathic pain and psychogenic pain. We have recently initiated a development plan for CT-3 to test its efficacy in multiple sclerosis. We propose to test these assumptions by conducting preliminary studies in animal models predictive of efficacy in humans. We are also preparing to conduct phase II clinical trials to evaluate the efficacy of CT-3 in multiple sclerosis associated tremors and spasticity.

         Our development program for CT-3 as a treatment for pain and inflammation associated with a variety of disease states in ongoing as well. We are continuing our efforts by conducting additional pre-clinical tests to study the analgesic activity of CT-3, particularly with reference to neuropathic pain. We are planning to initiate shortly a phase I/II clinical trial of safety, tolerability, and efficacy to determine the upper limits of safe dosing with CT-3 and to measure the potential for CT-3 to act as a pain reliever in patients with neuropathic pain.

Market and Competition

         Initially, Atlantic will be developing CT-3 for chronic pain and inflammation associated with a variety of disease states. Some of these indications include neuropathic pain, arthritis pain, cancer pain, headaches, low back pain and psychogenic pain. It is estimated that over 130 million people in the US alone suffer from chronic pain. The market for the treatment of chronic pain and inflammation is large and highly competitive. The worldwide market for analgesics/anti-inflammatory agents was over $9 billion in 1999 (Company Reports, analyst reports, and Med Ad News review of brands for 1999, doesn't include disease-modifying drugs such as Enbrel and Arava). In addition, in the U.S. alone, the OTC market for internal analgesics is over $2 billion, including major brands and private label products (primarily ibuprofen, acetaminophen, and naproxen, Chain Drug Review). There is significant upside potential if the many prescriptions of generic narcotics and NSAIDS can be replaced by CT-3. The drug with the highest number of prescriptions in 1999 was hydrocodone in combination with acetaminophen, with over 58.8 million prescriptions.

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

         In addition to the analgesic and anti-inflammatory markets, CT-3 has the potential to be an effective therapeutic for other markets as mentioned earlier. One such potential market is the neurological market. CT-3 has the potential to be a safe and effective treatment for the management and symptoms of MS. With an estimated 3 million MS patients worldwide, spasticity is a major concern for many patients and physicians. Approximately 90 percent of MS patients eventually develop spasticity.

Gemini and the 2-5A Antisense Technology

         An asset purchase agreement dated April 23, 2001, among Atlantic, Atlantic's majority-owned subsidiary Gemini Technologies, Inc., the Cleveland Clinic Foundation, or "CCF," and CCF's affiliate IFN, Inc., was signed, in which Gemini will sell to IFN substantially all its assets, including all those related to the 2-5A antisense enhancing technology. The transaction is expected to close in the second quarter of 2001. The closing is subject to closing conditions standard for a transaction of this kind.

The Cleveland Clinic Sublicense

         In May 1994 Gemini obtained an exclusive worldwide sublicense from CCF to a U.S. patent and related patent applications, as well as corresponding foreign applications, relating to 2-5A Chimeric Antisense Technology and its use for selective degradation of targeted RNA. (That sublicense is referred to as the "CCF sublicense.") The rights exclusively licensed to Gemini included rights obtained by CCF through an interinstitutional agreement with the National Institutes of Health, or "NIH," the co-owner of the patent rights. The term of the CCF sublicense was until expiration of the underlying patent rights, and under the CCF sublicense Gemini was required to pay to CCF as royalties 40 percent of income from sales of products and processes incorporating the licensed technology. Gemini had to satisfy other requirements in order to retain its license rights under the CCF Sublicense. For one thing, it was required to take effective steps to achieve practical application of the sublicensed technology. Failure by CCF to discharge its obligations to the NIH under the interinstitutional agreement could have resulted in termination of the interinstitutional agreement and, in turn, our access to the technology.

Research and Development Activities Through 1999

         Gemini conducted research at its own laboratory facilities and sponsored research at the NIH and CCF focusing on two main objectives: (1) advancing basic research into the 2-5A technology, with a view to making 2-5A cheaper to synthesize and increasing its clinical utility and (2) developing a potential lead product candidate to demonstrate 2-5A's clinical utility. Research has to date been conducted primarily in in vitro systems and has included studies of infectious diseases (respiratory syncytial virus, or "RSV," herpes, and human immunodeficiency virus, or "HIV"), certain cancers (chronic myelogenous leukemia, glioblastoma), conditions modulated by 5-alpha reductase and dihydrotestosterone receptors (acne and androgenic alopecia), and aspects of the interferon pathway that are mediated by PKR (a protein kinase enzyme).

         Based on these data, Gemini decided initially to focus more of its efforts on studies of RSV and telomerase, an enzyme believed to be critical for the growth and survival of some cancers. Data collected to date indicate that the molecule to be tested had greater in vitro potency than Ribavarin, an FDA-approved treatment for RSV infections; these data were published in the Proceedings of the National Academy of Sciences, a peer-review research journal. This molecule has also been shown to be stable against degradative enzymes and capable of being absorbed into lung tissue when administered in a droplet formulation. Gemini concluded that the next step in development would be to conduct an in vivo proof-of-principle study, preferably in primates. It began exploring optimal manufacturing processes to produce sufficient quantities needed in an in vivo study, and anticipated, but could give no assurance, that such a study would establish proof-of-efficacy in primates. Further in vivo studies would likely be necessary to firmly establish optimal dosing regimens.

         Gemini believed that focusing its antisense program on a lead target like primate-oriented RSV would allow it to demonstrate the clinical utility of the 2-5A and enable it to more effectively pursue corporate partnerships to further develop the technology. If it could complete such a partnership, the research and development of the technology could have been expanded into some of the aforementioned and additional areas of potential clinical use.

         The lead compound against telomerase demonstrated convincing proof-of-concept in a limited in vivo (nude mice) model where human glioblastoma (the most common form of primary brain cancer) cells were transplanted into the animals. The data were subsequently published in Oncogene, a peer-review journal dedicated to cancer research. However, the development status of using of 2-5A against the telomerase target was well behind that of using it against RSV.

Deteriorating Relations with the Cleveland Clinic

         In 1999, after a change in management subsequent to a consent solicitation process conducted by members of our current board of directors, our new management team led by A. Joseph Rudick began critically assessing our technology portfolio, including 2-5A, with a view to increasing the profitability or cost effectiveness of each project without sacrificing quality or speed of development.

         Dr. Rudick met with CCF in September 1999 to discuss the status of the 2-5A development project. At that time, and in a letter sent the following month, CCF formally informed us that in its view Gemini had not performed its obligations under the terms of the Cleveland sublicense. In its letter, CCF demanded that Atlantic and Gemini either (1) take prompt action to cure their alleged defaults; (2) relinquish control of the technology and return all rights to CCF, or (3) renegotiate the terms of the sublicense, limiting Gemini's control of the 2-5A technology and return some of the rights to CCF. In response, Atlantic informed CCF that Gemini would attempt to cure its alleged defaults, and as a first step would immediately hold a meeting of Gemini's Scientific Advisory Board as requested by CCF. In addition, Atlantic continued to press both CCF and the NIH to comply with the provisions of the Cleveland sublicense that required both CCF and the NIH to sublicense to Gemini several method-of-use improvement patents for using 2-5A for the treatment of RSV and telomerase.

         Atlantic then hired Hoyle Consulting, Inc., a Frederick, Maryland-based regulatory consulting and clinical management consulting firm to independently assess the all aspects of 2-5A development activities to date and prepare a project plan for developing 2-5A for the treatment of RSV. A project plan represents a standard first step in drug development and gives management the information necessary to determine whether to proceed with a project or terminate it.

         After attending a meeting of Gemini's Scientific Advisory Board in November 1999, Hoyle began preparing the project plan for 2-5A. Hoyle's first task was to investigate the operational details and costs of making the 2-5A drug substance in bulk. Hoyle received a quotation of $5,500 per gram to manufacture the 2-5A drug substance, and on that basis determined that performing a 28-day repeated dose toxicity study of 2-5A in dogs, one of the most basic pre-clinical studies required by the FDA for an Investigational New Drug, or "IND," application, would require approximately 400 grams of the drug at a cost of $2.2 million. Moreover, since Gemini proposed to develop 2-5A to be administered in aerosolized route of administration form (by inhalation, not intranasal), the FDA could require that the dog toxicity studies be conducted by multiple routes of administration, requiring both inhalation and intravenous toxicity studies, which would require a greater quantity of the drug. Additional quantities would be required for rat toxicology studies, pharmacokinetic studies in both species used for the toxicity studies, formulation research, methods development, and clinical trial supplies. In short, Hoyle concluded that the high cost of obtaining the 2-5A drug substance in bulk raised serious concerns about the continued economic viability of the 2-5A project.

         We found Hoyle's concerns to be warranted, and we conveyed them CCF by letter in January 2000. We further noted that Gemini had spent over $3 million developing the 2-5A drug, thereby enabling it to be brought through an initial proof-of-principle primate study, and that we were also concerned that we might be infringing certain patents, thereby making our investment in 2-5A potentially more risky and costly. Accordingly, we expressed our desire to explore various options with CCF with regard to amending the Cleveland sublicense or terminating it in return for appropriate compensation, given the value Gemini had added.

         In a letter dated April 2000, CCF responded to Dr. Rudick's overture by claiming that CCF considered Gemini's license to be terminated. CCF requested that Gemini acknowledge that the sublicense was terminated and that Atlantic and Gemini release CCF from any claims. CCF also threatened to resort to arbitration to terminate the sublicense.

         On May 5, 2000, Dr. Rudick, now Atlantic's CEO and Gemini's President, and Fred Zotos, Atlantic's newly appointed President flew to CCF's attorney's offices in Cleveland, Ohio, in an attempt to reach an agreement on returning the Cleveland sublicense while avoiding the cost of arbitration. The parties could not, however, agree upon terms.

Cleveland Clinic Files Arbitration Demand

         On May 8, 2000, CCF filed a claim for arbitration before the American Arbitration Association to terminate the Cleveland sublicense, claiming that we had breached the sublicense by failing to fulfill our obligations. More specifically, CCF's claims included the following alleged breaches:

         (a) Gemini failed to adequately fund and otherwise advance and pursue development of the 2-5A technology.

         (b) Gemini failed to adequately staff the research team assigned to develop the 2-5A technology.

         (c) Gemini failed to provide specific benchmarks, established in consultation with the Scientific Advisory Board, outlining all research and development for the 2-5A technology.

         (d) Gemini failed to provide adequate annual financial statements on a regular and timely basis.

         (e) Gemini failed to exercise diligence in developing the technology.

         (f) Gemini failed to establish a Cleveland-based business as opposed to a Cleveland research facility.

         In its response, Gemini denied each of these allegations. More specifically, Gemini's views as to each allegation were, respectively, as follows:

         (a) Gemini had adequately funded and otherwise advanced development of the 2-5A technology. Since entering into the Cleveland sublicense in 1994, Gemini had expended approximately $3,964,829 developing the 2-5A technology, of which approximately $540,000 went to CCF and $414,521 went to the NIH for sponsored research, $285,330 was spent on patent prosecution fees, and $130,839 went to CCF employees acting as consultants. These expenditures do not include any general and administrative expenses incurred by Atlantic in overseeing development of the 2-5A technology over the seven-year period of the sublicense. The remainder of these expenditures were spent on staffing, equipping, and operating the Gemini lab facility in Cleveland, Ohio.

         (b) Gemini had adequately staffed the research team assigned to the development of the 2-5A technology. Gemini's research staff included a Scientific Director, two full-time research chemists, and a full-time and a part-time research biologist. In addition, Gemini had scientific consulting agreements with two CCF employees, an Atlantic employee was President of Gemini, an Atlantic employee served half-time as Gemini's Vice-President of Business Development and Licensing, and Atlantic hired Hoyle Consulting, Inc., to coordinate the 2-5A clinical development program.

         (c) For each of the last three years Gemini had provided specific benchmarks in the form of a detailed commercial development plan. These benchmarks were established in consultation with the Scientific Advisory Board at regular meetings of the board, and outlined all research and development for the 2-5A technology.

         (d) Gemini's financial statements were consolidated with Atlantic's, which are publicly available. Moreover, throughout this period Gemini did not have any earnings to report and did not owe CCF any royalties.

         (e) Any assessment of how diligent Gemini was in developing the technology must take into account that the antisense technology in general, and the 2-5A antisense enhancement technology in particular, are still experimental and involve development, targeting, and testing of extremely challenging molecules. One indication of this is that only one antisense product, Vitravene by Novartis/Isis, has received FDA approval, in 1998, even though Isis was incorporated in 1989 and the antisense field is now over twenty years old.

         (f) Gemini established in Cleveland, Ohio, a 1400-sq.-ft. laboratory containing a fully equipped biosafety-level-2 cell culture facility and adjoining office space. This space supported four full-time and one-part-time research scientists and the two CCF consultants. And while Gemini acknowledged that Atlantic employees managed some Gemini-related matters at its offices in New York, New York, the Cleveland sublicense did not specifically require that Gemini establish a Cleveland based business, as opposed to a Cleveland based research facility.

         In light of Gemini's observations regarding CCF's arbitration claims, Gemini determined that CCF's claims were without merit and intended to vigorously defend the action instead of forfeiting the Cleveland sublicense without compensation for the value added by Gemini's contribution to development of the 2-5A technology.

Gemini's Continued Development of 2-5A Antisense

         Despite the initiation of the arbitration, Gemini elected to continue developing the 2-5A technology rather than risk having any cessation of development activities be held to be a breach of the Cleveland sublicense. Accordingly, Gemini continued to seek a Small Business Innovation Research, or "SBIR," phase II research grant to allow it to conduct pre-clinical efficacy studies of 2-5A in primates.

         On August 14, 2000, Gemini was awarded a $750,000 SBIR phase II grant by the National Institute for Allergy and Infectious Diseases, or "NIAID," a unit of the NIH. Gemini intended to use the grant to fund a pre-clinical efficacy study using aerosolized 2-5A to inhibit RSV in monkeys, as well as the toxicological and pharmacological studies Gemini would need in order to file an IND application with the FDA to begin clinical studies in humans. The goals of the two-year research plan were as follows:

      o to improve upon the synthesis and purification procedures required for efficient scale-up production of the lead 2-5A compound;

      o to develop methodologies for aerosolized delivery of 2-5A to the lungs;

      o to carry the lead 2-5A compound through definitive pre-clinical animal efficacy studies;

      o to develop methodologies for analyzing 2-5A integrity in nasal passages, bronchial lavages and serum of treated animals; and

      o to perform preliminary toxicology and pharmacokinetic studies on 2-5A in preparation for an IND filing leading to Phase I clinical trials.

Efforts to Settle the Arbitration

         Shortly after filing its demand for arbitration, CCF appointed a new director of its Innovations unit, which managed the Cleveland sublicense with Gemini. This, together with Gemini's receipt of the SBIR grant, led Atlantic and Gemini to approach CCF again with a view to settling the arbitration. Gemini proposed that it continue to develop 2-5A with the aim at using the SBIR-grant-funded primate efficacy trial to reduce overall 2-5A dosage costs by improving both drug delivery through an aerosolized formulation and decreasing drug costs by refining the chemical process. If successful, in addition to providing in vivo proof of efficacy, the study would reduce the overall 2-5A dosage costs to a more acceptable level. This would have made 2-5A a more attractive licensing opportunity for a corporate partner. In any event, Gemini realized that it would be next to impossible to sublicense its rights to another party as long as its rights under the Cleveland sublicense were the subject of an arbitration. A further obstacle to licensing 2-5A to a corporate partner was the fact that Gemini did not have a sublicense from CCF and the NIH to the method of use patent for 2-5A for RSV, as required by the Cleveland sublicense.

         Accordingly, through late 2000 and early 2001 the parties made efforts to arrive at a settlement. To that end, Gemini held a meeting of its Scientific Advisory Board in November 2000 and invited the representatives of CCF to participate as observers. Based upon development goals agreed upon at this meeting, Gemini formulated a revised development plan.

         In February 2001, CCF forwarded a formal settlement offer to Gemini outlining its numerous conditions for settlement based upon continuing the Cleveland sublicense with Gemini. These settlement demands required that Gemini dramatically increase expenditures, personnel, and development efforts on the 2-5A project well above their historic levels. These settlement terms did not attempt to make any such increased investment more attractive to Gemini by increasing Gemini's share of royalties (CCF would still have received 40% of any sublicensing income and owned 7.5% of Gemini's stock), and did not provide for CCF and the NIH to sublicense to Gemini the method of use patents as required by the Cleveland sublicense. Moreover, Gemini learned, based on estimates quoted, that 2-5A manufacturing costs had doubled over the previous year to $11,000 per gram. Finally, Gemini was still concerned about potential patent infringement as a result of practicing the 2-5A technology. Taken together, these factors led Gemini to reject CCF's settlement offer and resulted in Gemini's offer to CCF that it instead purchase Gemini's assets. CCF accepted this offer.

Asset Purchase Agreement and Arbitration Settlement

         The purchase price is an amount equal to 20 percent of all amounts that CCF is entitled pursuant to the Cleveland sublicense, subject to adjustments. The purchase price will be reduced by 1 percent of the sublicense fees for each $150,000 expended by IFN to develop the technology, subject to a floor of 5 percent. In addition, upon closing CCF will withdraw its outstanding arbitration demand against Gemini and Atlantic, with prejudice, and each party will be obligated to pay its own costs and attorneys' fees related thereto.

         We feel that this solution, if consummated, will represent a satisfactory alternative to two undesirable alternatives, namely (1) termination of the Cleveland sublicense with no compensation to Gemini and substantial shutdown costs and (2) continued development of 2-5A at levels that Gemini would not be able to justify or sustain.

TeraComm

         TeraComm is developing a fiber optic transmitter that uses a high-temperature superconductor (HTS) material to switch a laser beam on and off with a high-speed electronic digital signal. HTS materials have zero electrical resistance at low temperatures (< 70 K), and also can have very high optical reflectance in their super conducting state while they can transmit light in their normal (non-super conducting) state. TeraComm discovered that a small electric current in an HTS material could switch the material between states, and do so very quickly--in less than a millionth millionth of a second. Because the HTS optical switch works best at far infrared wavelengths and these optical waves are too large to send through an optical fiber, the TeraComm invention employs an optical wavelength converter to change the waves to the band that is just right for the fiber.

         Thus far, TeraComm has successfully developed methods of producing effective HTS thin-films with metal electrodes, has successfully demonstrated control of optical transmission in HTS films using electric current, and has been awarded patents covering implementation of this technology for fiber optic telecommunications. TeraComm has not yet achieved the technical milestone that it needs to achieve for further progress in developing their technology. TeraComm has informed us that it is seeking to raise additional funding to continue its development program and achieve this technical milestone.

         Due to our need to preserve our cash resources and due to our uncertainty regarding TeraComm's plans for developing its technology, we ultimately paid only $1 million of the $5 million cash portion of the purchase price. As a consequence, we were required to surrender to TeraComm a number of our shares of TeraComm's preferred stock, which had the effect of reducing to 14.4% our actual ownership interest. However, Atlantic continues to hold one seat on the Board of Directors and therefore continues to have the ability to exert influence.

Item 6:  Exhibits and Reports on Form 8-K

Exhibits

         The following documents are referenced or included in this report.

Exhibit No.       Description
-----------       -----------

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

10.48(12)         Stock Repurchase Agreement, dated December 4, 2000, among
                  Atlantic, BH Capital Investments, L.P., and Excalibur Limited
                  Partnership.

10.49(14)         Letter Agreement, dated December 28, 2000, among Atlantic and
                  BH Capital Investments, L.P., and Excalibur Limited
                  Partnership.

10.50(11)         Amendment No. 2, dated January 9, 2001, to Convertible
                  Preferred Stock and Warrants Purchase Agreement dated
                  September 28, 2000, among Atlantic, BH Capital Investments,
                  L.P., and Excalibur Limited Partnership.

10.51(14)         Amendment No. 1, dated January 9, 2001, to Registration Rights
                  Agreement dated September 28, 2000, among Atlantic and BH
                  Capital Investments, L.P. and Excalibur Limited Partnership.

10.52(11)         Amendment No. 3, dated January 19, 2001, to Convertible
                  Preferred Stock and Warrants Purchase Agreement dated
                  September 28, 2000, among Atlantic, BH Capital Investments,
                  L.P., and Excalibur Limited Partnership.

10.53(14)         Letter Agreement, dated January 25, 2001, among Atlantic and
                  BH Capital Investments, L.P., and Excalibur Limited
                  Partnership.

10.54(13)         Stock Repurchase Agreement No. 2, dated March 9, 2001, among
                  Atlantic, BH Capital Investments, L.P., and Excalibur Limited
                  Partnership.

10.55* Common Stock Purchase Agreement, dated March 16, 2001, between Atlantic and Fusion Capital Fund II, LLC.

10.56*            Warrant Certificate, issued March 8, 2001 by Atlantic to Dian
                  Griesel.

21.1(1)           Subsidiaries of Atlantic.

24.1 Power of Attorney (included in Part III of this Report under the caption "Signatures").

---------------

+ Confidential treatment has been granted as to certain portions of these exhibits.

*                 Filed herewith.

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

(11) Incorporated by reference to exhibits of Atlantic's Form 8-K filed on January 24, 2001.

(12) Incorporated by reference to exhibits of Atlantic's Form 8-K filed on December 11, 2000.

(13) Incorporated by reference to exhibits of Atlantic's Form 8-K filed on March 14, 2001.

(14) Incorporated by reference to exhibits of Atlantic's Form 10-KSB filed on April 17, 2001.

Reports on Form 8-K

         On January 24, 2001, Atlantic filed with the SEC a report on Form 8-K reporting the renegotiation of the terms of the investment for shares of Atlantic's Series B convertible preferred stock made by BH Capital

Investments, L.P. and Excalibur Limited Partnership (the "Investors") in order to address concerns raised by Atlantic stockholders and the NASDAQ stock market.

         On January 30, 2001, Atlantic filed with the SEC a report on Form 8-K stating that Atlantic and the Investors had further amended certain terms of the investment.

         On February 5, 2001, Atlantic filed with the SEC a report on Form 8-K stating that on January 31, 2001, Atlantic and Optex Ophthalmologics, Inc. ("Optex"), a majority-owned subsidiary of Atlantic, signed an asset purchase agreement (the "Optex Agreement") with Bausch & Lomb, Incorporated ("Bausch & Lomb") and Bausch & Lomb Surgical, Inc., a wholly-owned subsidiary of Bausch & Lomb, providing for the sale of substantially all of Optex's assets to Bausch & Lomb.

         On March 14, 2001, Atlantic filed with the SEC a report on Form 8-K stating that, pursuant to stock repurchase agreement no. 2 among Atlantic and the Investors, Atlantic repurchased from the Investors all shares of Atlantic's Series B convertible preferred stock held by the Investors.

         On March 16, 2001, Atlantic filed with the SEC a report on Form 8-K reporting the sale on March 2, 2001, by Optex to Bausch & Lomb of substantially all the assets of Optex, pursuant to the asset purchase agreement dated January 31, 2001, among Bausch & Lomb, a Bausch & Lomb affiliate, Atlantic, and Optex.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, Atlantic caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ATLANTIC TECHNOLOGY VENTURES, INC.


Date:  May 3, 2001                          /s/  Frederic P. Zotos
                                            ---------------------------
                                            Frederic P. Zotos
                                            President


Date:  May 3, 2001                          /s/  Nicholas J. Rossettos
                                            ---------------------------
                                            Nicholas J. Rossettos
                                            Chief Financial Officer

                                                                   Exhibit 10.55

                                                                  EXECUTION COPY


                         COMMON STOCK PURCHASE AGREEMENT

         COMMON STOCK PURCHASE AGREEMENT (the "Agreement"), dated as of March 16, 2001 by and between ATLANTIC TECHNOLOGY VENTURES, INC., a Delaware corporation, (the "Company"), and FUSION CAPITAL FUND II, LLC, an Illinois limited liability company, (together with its permitted assigns, the "Buyer"). Capitalized terms used herein and not otherwise defined herein are defined in
Section 10 hereof.

                                    WHEREAS:

         Subject to the terms and conditions set forth in this Agreement, the Company wishes to sell to the Buyer, and the Buyer wishes to buy from the Company, up to Six Million Dollars ($6,000,000) of the Company's common stock, par value $0.001 per share (the "Common Stock"). The shares of Common Stock to be purchased hereunder are referred to herein as the "Purchase Shares."

         NOW THEREFORE, the Company and the Buyer hereby agree as follows:

         1.       PURCHASE OF COMMON STOCK.

         Subject to the terms and conditions set forth in Sections 6, 7 and 9 below, the Company hereby agrees to sell to the Buyer, and the Buyer hereby agrees to purchase from the Company, shares of Common Stock as follows:

          (a) Commencement of Purchases of Common Stock. The purchase and sale of Common Stock hereunder shall commence (the "Commencement") within five (5) Trading Days following the date of satisfaction (or waiver) of the conditions to the Commencement set forth in Sections 6 and 7 below (or such later date as is mutually agreed to by the Company and the Buyer), (the date of such Commencement, the "Commencement Date").

          (b) Buyer's Purchase Rights and Obligations. Subject to the provisions of Sections 1(d) and 1(g), the Buyer: (i) shall purchase shares of Common Stock during each Monthly Period equal to the Monthly Base Amount at the Purchase Price in accordance with Section 1(e), and (ii) at any time on or after the Maturity Date, shall have the right to purchase shares of Common Stock up to the entire remaining Available Amount at the Purchase Price in accordance with
Section 1(e). Within three (3) Trading Days of receipt of Purchase Shares, the Buyer shall pay to the Company an amount equal to the Purchase Amount with respect to such Purchase Shares as full payment for the purchase of the Purchase Shares so received. The Company shall not issue any fraction of a share of Common Stock upon any purchase. All shares of Common Stock (including fractions thereof) issuable upon a purchase under this Agreement shall be aggregated for purposes of determining whether the purchase would result in the issuance of a fraction of a share of Common Stock. If, after the aforementioned aggregation, the issuance would result in the issuance of a fraction of a share of Common Stock, the Company shall round such fraction of a share of Common Stock up or down to the nearest whole share. All payments made under this Agreement shall be made in lawful money of the United States of America by check or wire transfer of immediately available funds to such account as the Company may from time to time designate by written notice in accordance with the provisions of this Agreement. Whenever any amount expressed to be due by the terms of this Agreement is due on any day which is not a Trading Day, the same shall instead be due on the next succeeding day which is a Trading Day.

         (c) Company's Mandatory Purchase Rights. If (A) the Closing Sale Price of the Common Stock on each of the five (5) Trading Days immediately prior to the first Trading Day of any Monthly Period is at least $5.00 and (B) no Event of Default has occurred and is continuing, then the Company shall have the right, so long as no Event of Default has occurred and is continuing and so long as the Sale Price of the Common Stock remains at least $5.00 during such Monthly Periods, by delivering written notice (a "Mandatory Purchase Notice") to the Buyer on or prior to the first Trading Day of such Monthly Period to require that the Buyer purchase at the applicable Purchase Price such Available Amount as specified by the Company in the Mandatory Purchase Notice during the next two Monthly Periods on such Trading Days during such Monthly Periods as the Buyer shall determine. The Company acknowledges and agrees that the Company's Mandatory Purchase Rights represent an agreement by the Buyer to extend financial accommodations to the Company. Accordingly, it shall be a condition to the exercise of the Company's Mandatory Purchase Rights that no Event of Default shall have occurred and is continuing, and the Company's delivery of a Mandatory Purchase Notice shall be deemed a representation to the Buyer that no Event of Default has occurred and is continuing. The Company may revoke a Mandatory Purchase Notice, in whole or in part, by delivering written notice thereof to the Buyer (a "Revocation of Mandatory Purchase Notice"). A Revocation of Mandatory Purchase Notice shall be effective only as to Purchase Notices which are in excess of the Monthly Base Amount and which have a Purchase Date later than three (3) Trading Days after receipt by the Buyer of the Revocation of Mandatory Purchase Notice. Any Purchase Notices submitted by the Buyer which have a Purchase Date on or prior to the third (3rd) Trading Day after receipt by the Buyer of the Revocation of Mandatory Purchase Notice must be honored by the Company as otherwise provided herein.

         (d) Limitations on Purchases.

                  (i)  Intentionally Omitted.

                  (ii) Limitation on Beneficial Ownership. The Company shall not effect any purchase under this Agreement and the Buyer shall not have the right to purchase shares of Common Stock under this Agreement to the extent that after giving effect to such purchase the Buyer together with its affiliates would beneficially own in excess of 4.9% of the outstanding shares of the Common Stock following such purchase. For purposes hereof, the number of shares of Common Stock beneficially owned by the Buyer and its affiliates or acquired by the Buyer and its affiliates, as the case may be, shall include the number of shares of Common Stock issuable in connection with a Purchase Notice under this Agreement with respect to which the determination is being made, but shall exclude the number of shares of Common Stock which would be issuable upon (1) a purchase of the remaining Available Amount which has not been submitted for purchase, and (2) exercise or conversion of the unexercised or unconverted portion of any other securities of the Company (including, without limitation, any warrants) subject to a limitation on conversion or exercise analogous to the limitation contained herein beneficially owned by the Buyer and its affiliates. If the 4.9% limitation is ever reached the Company shall have the option to increase such limitation to 9.9% by delivery of written notice to the Buyer. Thereafter, if the 9.9% limitation is ever reached this shall not effect or limit the Buyer's obligation to purchase the Monthly Base Amount or the Company's Mandatory Purchase Rights as otherwise provided in this Agreement. For purposes of this Section, in determining the number of outstanding shares of Common Stock the Buyer may rely on the number of outstanding shares of Common Stock as reflected in (1) the Company's most recent Form 10-Q or Form 10-K, as the case may be, (2) a more recent public announcement by the Company or (3) any other written communication by the Company or its transfer agent setting forth the number of shares of Common Stock outstanding.

         Upon the reasonable written or oral request of the Buyer, the Company shall promptly confirm orally and in writing to the Buyer the number of shares of Common Stock then outstanding. In any case, the number of outstanding shares of Common Stock shall be determined after giving effect to any purchases under this Agreement by the Buyer since the date as of which such number of outstanding shares of Common Stock was reported. Except as otherwise set forth herein, for purposes of this
         Section 1(d)(ii), beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended.

                  (iii) Company's Right to Suspend Purchases. If at any time the Closing Sale Price of the Common Stock is below the Fixed Purchase Price for three consecutive Trading Days, the Company shall have three
         (3) Trading Days from the last day of such three consecutive Trading Day period to give written notice (a "Purchase Suspension Notice") to the Buyer suspending any and all purchases by the Buyer under this Agreement. The Purchase Suspension Notice shall be effective only for Purchase Notices which have a Purchase Date later than three (3) Trading Days after receipt of the Purchase Suspension Notice by the Buyer. Any Purchase Notices submitted by the Buyer which have a Purchase Date on or prior to the third (3rd) Trading Day after receipt by the Buyer of a Purchase Suspension Notice from the Company must be honored by the Company as otherwise provided herein. Such purchase suspension shall continue in effect until the earlier of: (A) revocation in writing by the Company, at its sole discretion; or (B) such time as the Sale Price of the Common Stock is above the Fixed Purchase Price. After the delivery to the Buyer of a Purchase Suspension Notice from the Company, the Buyer shall no longer be obligated to purchase any Purchase Shares from the Company under
         Section 1 of this Agreement.

         (e) Mechanics of Purchasing. The purchase of shares of Common Stock under this Agreement shall be conducted in the following manner:

                  (i) Buyer's Delivery Requirements. To purchase shares of Common Stock under this Agreement on any date, the Buyer shall transmit by facsimile (or otherwise deliver) on or prior to 11:59 p.m., Central Time on such date, a copy of a fully executed notice of purchase substantially in the form attached hereto as Exhibit A (the "Purchase Notice") to the Company.

                  (ii) Company's Response. Upon receipt by the Company of a copy of a Purchase Notice, the Company shall as soon as practicable, but in no event later than one (1) Trading Day after receipt of such Purchase Notice, send via facsimile (or otherwise deliver), a confirmation of receipt of such Purchase Notice in the form attached hereto as Exhibit B (a "Company Confirmation of Purchase Notice") to (1) the Buyer and
         (2) along with a copy of the Purchase Notice, the Company's designated transfer agent (the "Transfer Agent"), which confirmation shall constitute an irrevocable instruction to the Transfer Agent to process such Purchase Notice in accordance with the terms herein. Upon receipt by the Transfer Agent of a copy of the executed Purchase Notice and a copy of the applicable Company Confirmation of Purchase Notice, the Transfer Agent shall, on the first (1st) Trading Day following the date of receipt of the Company Confirmation of Purchase Notice, (A) provided the Transfer Agent is participating in The Depository Trust Company's ("The DTC") Fast Automated Securities Transfer Program, credit such aggregate number of shares of Common Stock to which the Buyer shall be entitled to the Buyer's or its designee's balance account with The DTC through its Deposit Withdrawal At Custodian ("DWAC") system, or (B) if the Transfer Agent is not participating in The DTC Fast Automated Securities Transfer Program and DWAC system, issue and surrender to a common carrier for overnight delivery to the address as specified in the Purchase Notice, a certificate, registered in the name of the Buyer or its designee, for the number of shares of Common Stock to which the Buyer shall be entitled.

                  (iii) Dispute Resolution. In the case of a dispute as to the determination of the Purchase Price, the Company shall instruct the Transfer Agent to issue to the Buyer the number of shares of Common Stock that is not disputed and shall submit the disputed determinations or arithmetic calculations to the Buyer via facsimile within one (1) Trading Day of receipt of the Buyer's Purchase Notice. If the Buyer and the Company are unable to agree upon the determination of the Purchase Price within one (1) Trading Day of such disputed determination being submitted to the Buyer, then the Company shall within one (1) Trading Day submit via facsimile the disputed determination of the Purchase Price to an independent, reputable investment bank selected by the Company and approved by the Buyer. The Company shall cause the investment bank to perform the determinations and notify the Company and the Buyer of the results no later than the fifth (5th) day after the date it receives the disputed determination of Purchase Price. Such investment bank's determination shall be binding upon all parties absent manifest error.

                  (iv) Record Holder. The person or persons entitled to receive the shares of Common Stock issuable upon a purchase under this Agreement shall be treated for all purposes as the record holder or holders of such shares of Common Stock on the Purchase Date.

                  (v) Company's Failure to Timely Deliver Shares. If within five
         (5) Trading Days after the Company's receipt of a copy of the Purchase Notice properly submitted in accordance with the term and conditions of this Agreement (subject to extension in accordance with Section 1(e)(iii) for a good faith dispute in accordance with the terms of
         Section 1(e)(iii)) (the "Share Delivery Period"), the Transfer Agent fails to issue Purchase Shares via credit to the Buyer's account with The DTC for the number of Purchase Shares to which the Buyer is entitled upon the Buyer's submission of the applicable Purchase Notice (a "Purchase Failure"), in addition to all other available remedies which the Buyer may pursue under applicable laws and this Agreement (including indemnification obligations of the Company set forth in Section 8 hereof), the Company shall pay in cash, on demand, additional damages to the Buyer for each day after such fifth (5th) Trading Day that the issuance of such Purchase Shares is not timely effected, in an amount equal to 1.5% of the product of (I) the number of Purchase Shares not issued to the Buyer on a timely basis pursuant to Section 1(e)(ii) and to which the Buyer is entitled and (II) the Closing Sale Price of the Common Stock on the Purchase Date.

                  (vi) Book Entry. Notwithstanding anything to the contrary set forth herein, upon purchase of any portion of the Available Amount in accordance with the terms hereof, the Buyer shall not be required to physically surrender this Agreement to the Company. The Buyer and the Company shall each maintain records showing the remaining Available Amount at any give time and the dates and Purchase Amounts for each purchase or shall use such other method, reasonably satisfactory to the Buyer and the Company, so as not to require physical surrender of this Agreement upon each purchase. The Buyer and any assignee, by acceptance of this Agreement, acknowledge and agree that, by reason of the provisions of this paragraph, following purchase of any portion of the Available Amount, the remaining Available Amount under this Agreement shall then be less than the aggregate Available Amount set forth on the face hereof.

         (f) Taxes. The Company shall pay any and all taxes that may be payable with respect to the issuance and delivery of any shares of Common Stock to the Buyer made under of this Agreement.

         (g) Compliance with Principal Market Rules. The Company shall not effect any purchase under this Agreement and the Buyer shall not have the right to purchase shares of Common Stock under this Agreement to the extent that after giving effect to such purchase the "Exchange Cap" shall be deemed to be reached. The "Exchange Cap" shall be deemed to have been reached if, at any time prior to the shareholders of the Company approving the transaction contemplated by this Agreement, upon submission of a Purchase Notice under this Agreement, the Purchase Shares issuable pursuant to such Purchase Notice would, together with all Purchase Shares previously issued under this Agreement, exceed 1,291,684 shares of Common Stock (19.9% of the 6,458,424 outstanding shares of Common Stock as of the date of this Agreement). The Company may, but shall be under no obligation to, request its shareholders to approve the transaction contemplated by this Agreement. The Company shall not be required or permitted to issue any shares of Common Stock under this Agreement if such issuance would breach the Company's obligations under the rules or regulations of the Principal Market.


         2.       BUYER'S REPRESENTATIONS AND WARRANTIES.

         The Buyer represents and warrants to the Company that:

         (a) Investment Purpose. The Buyer is entering into this Agreement and acquiring the Commitment Shares (as defined in Section 7(b) hereof) (this Agreement and the Commitment Shares are collectively referred to herein as the "Securities"), for its own account for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof; provided however, by making the representations herein, the Buyer does not agree to hold any of the Securities for any minimum or other specific term.

         (b) Accredited Investor Status. The Buyer is an "accredited investor" as that term is defined in Rule 501(a)(3) of Regulation D.

         (c) Reliance on Exemptions. The Buyer understands that the Securities are being offered and sold to it in reliance on specific exemptions from the registration requirements of United States federal and state securities laws and that the Company is relying in part upon the truth and accuracy of, and the Buyer's compliance with, the representations, warranties, agreements, acknowledgments and understandings of the Buyer set forth herein in order to determine the availability of such exemptions and the eligibility of the Buyer to acquire the Securities.

         (d) Information. The Buyer has been furnished with all materials relating to the business, finances and operations of the Company and materials relating to the offer and sale of the Securities that have been reasonably requested by the Buyer, including, without limitation, the SEC Documents (as defined in Section 3(f) hereof). The Buyer understands that its investment in the Securities involves a high degree of risk. The Buyer (i) is able to bear the economic risk of an investment in the Securities including a total loss, (ii) has such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the proposed investment in the Securities and (iii) has had an opportunity to ask questions of and receive answers from the officers of the Company concerning the financial condition and business of the Company and others matters related to an investment in the Securities. Neither such inquiries nor any other due diligence investigations conducted by the Buyer or its representatives shall modify, amend or affect the Buyer's right to rely on the Company's representations and warranties contained in Section 3 below. The Buyer has sought such accounting, legal and tax advice as it has considered necessary to make an informed investment decision with respect to its acquisition of the Securities.

         (e) No Governmental Review. The Buyer understands that no United States federal or state agency or any other government or governmental agency has passed on or made any recommendation or endorsement of the Securities or the fairness or suitability of the investment in the Securities nor have such authorities passed upon or endorsed the merits of the offering of the Securities.

         (f) Transfer or Resale. The Buyer understands that except as provided in the Registration Rights Agreement (as defined in Section 6(a) hereof): (i) the Securities have not been and are not being registered under the 1933 Act or any state securities laws, and may not be offered for sale, sold, assigned or transferred unless (A) subsequently registered thereunder or (B) an exemption exists permitting such Securities to be sold, assigned or transferred without such registration; (ii) any sale of the Securities made in reliance on Rule 144 may be made only in accordance with the terms of Rule 144 and further, if Rule 144 is not applicable, any resale of the Securities under circumstances in which the seller (or the person through whom the sale is made) may be deemed to be an underwriter (as that term is defined in the 1933 Act) may require compliance with some other exemption under the 1933 Act or the rules and regulations of the SEC thereunder; and (iii) neither the Company nor any other person is under any obligation to register the Securities under the 1933 Act or any state securities laws or to comply with the terms and conditions of any exemption thereunder.

         (g) Validity; Enforcement. This Agreement has been duly and validly authorized, executed and delivered on behalf of the Buyer and is a valid and binding agreement of the Buyer enforceable against the Buyer in accordance with its terms, subject as to enforceability to general principles of equity and to applicable bankruptcy, insolvency, reorganization, moratorium, liquidation and other similar laws relating to, or affecting generally, the enforcement of applicable creditors' rights and remedies.

         (h) Residency. The Buyer is a resident of the State of Illinois.

         (i) No Prior Short Selling. The Buyer represents and warrants to the Company that at no time prior to the date of this Agreement has any of the Buyer, its agents, associates, representatives or affiliates engaged in or effected, in any manner whatsoever, directly or indirectly, any (i) "short sale" (as such term is defined in Rule 3b-3 of the 1934 Act) of the Common Stock or
(ii) hedging transaction, which establishes a net short position with respect to the Common Stock.

         3.       REPRESENTATIONS AND WARRANTIES OF THE COMPANY.

         The Company represents and warrants to the Buyer that:

         (a) Organization and Qualification. The Company and its "Subsidiaries" (which for purposes of this Agreement means any entity in which the Company, directly or indirectly, owns 50% or more of the voting stock or capital stock or other similar equity interests) are corporations duly organized and validly existing in good standing under the laws of the jurisdiction in which they are incorporated, and have the requisite corporate power and authority to own their properties and to carry on their business as now being conducted. Each of the Company and its Subsidiaries is duly qualified as a foreign corporation to do business and is in good standing in every jurisdiction in which its ownership of property or the nature of the business conducted by it makes such qualification necessary, except to the extent that the failure to be so qualified or be in good standing could not reasonably be expected to have a Material Adverse Effect. As used in this Agreement, "Material Adverse Effect" means any material adverse effect on any of: (i) the business, properties, assets, operations, results of operations or financial condition of the Company and its Subsidiaries, if any, taken as a whole, (ii) the value of the Common Stock,
(iii) the transactions contemplated hereby or by the agreements and instruments to be entered into in connection herewith or (iv) the authority or ability of the Company to perform its obligations under the Transaction Documents (as defined in Section 3(b) hereof). The Company has no Subsidiaries except as set forth on Schedule 3(a).

         (b) Authorization; Enforcement; Validity. (i) The Company has the requisite corporate power and authority to enter into and perform its obligations under this Agreement, the Registration

Rights Agreement (as defined in Section 6(a) hereof) and each of the other agreements entered into by the parties hereto in connection with the transactions contemplated by this Agreement (collectively, the "Transaction Documents"), and to issue the Securities in accordance with the terms hereof and thereof, (ii) the execution and delivery of the Transaction Documents by the Company and the consummation by it of the transactions contemplated hereby and thereby, including without limitation, the issuance of the Commitment Shares and the reservation for issuance and the issuance of the Purchase Shares issuable under this Agreement, have been duly authorized by the Company's Board of Directors and no further consent or authorization is required by the Company, its Board of Directors or its shareholders, (iii) this Agreement has been, and each other Transaction Document shall be on the Commencement Date, duly executed and delivered by the Company and (iv) this Agreement constitutes, and each other Transaction Document upon its execution on behalf of the Company, shall constitute, the valid and binding obligations of the Company enforceable against the Company in accordance with their terms, except as such enforceability may be limited by general principles of equity or applicable bankruptcy, insolvency, reorganization, moratorium, liquidation or similar laws relating to, or affecting generally, the enforcement of creditors' rights and remedies.

         (c) Capitalization. As of the date hereof, the authorized capital stock of the Company consists of (i) 50 million shares of Common Stock, of which as of the date hereof, 6,458,424 shares are issued and outstanding, no shares are held as treasury shares, 1,164,198 shares are reserved for issuance pursuant to the Company's stock option plans of which only approximately 31,998 shares remain available for future grants under the plans and 1,190,896 shares are issuable and reserved for issuance pursuant to securities (other than stock options issued pursuant to the Company's stock option plans) exercisable or exchangeable for, or convertible into, shares of Common Stock, and (ii) 1,100,000 shares of Series A convertible preferred stock, $0.001 par value with a $13.00 per share liquidation preference, of which as of the date hereof 351,588 shares are issued and outstanding, and (iii) 2,000,000 shares of Series B convertible preferred stock, $0.001 par value per share, of which as of the date hereof no shares are issued and outstanding . All of such outstanding shares have been, or upon issuance will be, validly issued and are fully paid and nonassessable. Except as disclosed in Schedule 3(c), (i) no shares of the Company's capital stock are subject to preemptive rights or any other similar rights or any liens or encumbrances suffered or permitted by the Company, (ii) there are no outstanding debt securities, (iii) there are no outstanding options, warrants, scrip, rights to subscribe to, calls or commitments of any character whatsoever relating to, or securities or rights convertible into, any shares of capital stock of the Company or any of its Subsidiaries, or contracts, commitments, understandings or arrangements by which the Company or any of its Subsidiaries is or may become bound to issue additional shares of capital stock of the Company or any of its Subsidiaries or options, warrants, scrip, rights to subscribe to, calls or commitments of any character whatsoever relating to, or securities or rights convertible into, any shares of capital stock of the Company or any of its Subsidiaries, (iv) there are no agreements or arrangements under which the Company or any of its Subsidiaries is obligated to register the sale of any of their securities under the 1933 Act (except the Registration Rights Agreement),
(v) there are no outstanding securities or instruments of the Company or any of its Subsidiaries which contain any redemption or similar provisions, and there are no contracts, commitments, understandings or arrangements by which the Company or any of its Subsidiaries is or may become bound to redeem a security of the Company or any of its Subsidiaries, (vi) there are no securities or instruments containing anti-dilution or similar provisions that will be triggered by the issuance of the Securities as described in this Agreement and
(vii) the Company does not have any stock appreciation rights or "phantom stock" plans or agreements or any similar plan or agreement. The Company has furnished to the Buyer true and correct copies of the Company's Certificate of Incorporation, as amended and as in effect on the date hereof (the "Certificate of Incorporation"), and the Company's By-laws, as amended and as in effect on the date hereof (the "By-laws"), and summaries of the terms of all securities convertible into or exercisable for Common Stock, if any, and copies of any documents containing the material rights of the holders thereof in respect thereto.

         (d) Issuance of Securities. The Commitment Shares have been duly authorized and, upon issuance in accordance with the terms hereof, shall be (i) validly issued, fully paid and non-assessable and (ii) free from all taxes, liens and charges with respect to the issue thereof. 2,400,000 shares of Common Stock have been duly authorized and reserved for issuance upon purchase under this Agreement. Upon issuance and payment therefore in accordance with the terms and conditions of this Agreement, the Purchase Shares shall be validly issued, fully paid and nonassessable and free from all taxes, liens and charges with respect to the issue thereof, with the holders being entitled to all rights accorded to a holder of Common Stock.

         (e) No Conflicts. Except as disclosed in Schedule 3(e), the execution, delivery and performance of the Transaction Documents by the Company and the consummation by the Company of the transactions contemplated hereby and thereby (including, without limitation, the reservation for issuance and issuance of the Purchase Shares) will not (i) result in a violation of the Certificate of Incorporation, any Certificate of Designations, Preferences and Rights of any outstanding series of preferred stock of the Company or the By-laws or (ii) conflict with, or constitute a default (or an event which with notice or lapse of time or both would become a default) under, or give to others any rights of termination, amendment, acceleration or cancellation of, any agreement, indenture or instrument to which the Company or any of its Subsidiaries is a party, or result in a violation of any law, rule, regulation, order, judgment or decree (including federal and state securities laws and regulations and the rules and regulations of the Principal Market applicable to the Company or any of its Subsidiaries) or by which any property or asset of the Company or any of its Subsidiaries is bound or affected, except in the case of conflicts, defaults and violations under clause (ii), which could not reasonably be expected to result in a Material Adverse Effect. Except as disclosed in Schedule 3(e), neither the Company nor its Subsidiaries is in violation of any term of or in default under its Certificate of Incorporation, any Certificate of Designation, Preferences and Rights of any outstanding series of preferred stock of the Company or By-laws or their organizational charter or by-laws, respectively. Except as disclosed in Schedule 3(e), neither the Company nor any of its Subsidiaries is in violation of any term of or is in default under any material contract, agreement, mortgage, indebtedness, indenture, instrument, judgment, decree or order or any statute, rule or regulation applicable to the Company or its Subsidiaries, except for possible conflicts, defaults, terminations or amendments which could not reasonably be expected to have a Material Adverse Effect. The business of the Company and its Subsidiaries is not being conducted, and shall not be conducted, in violation of any law, ordinance, regulation of any governmental entity, except for possible violations, the sanctions for which either individually or in the aggregate could not reasonably be expected to have a Material Adverse Effect. Except as specifically contemplated by this Agreement and as required under the 1933 Act, the Company is not required to obtain any consent, authorization or order of, or make any filing or registration with, any court or governmental agency or any regulatory or self-regulatory agency in order for it to execute, deliver or perform any of its obligations under or contemplated by the Transaction Documents in accordance with the terms hereof or thereof. Except as disclosed in Schedule 3(e), all consents, authorizations, orders, filings and registrations which the Company is required to obtain pursuant to the preceding sentence shall be obtained or effected on or prior to the Commencement Date. Except as disclosed in Schedule 3(e), the Company is not and has not been since January 1, 1999, in violation of the listing requirements of the Principal Market.

         (f) SEC Documents; Financial Statements. Except as disclosed in
Schedule 3(f), since January 1, 1999, the Company has timely filed all reports, schedules, forms, statements and other documents required to be filed by it with the SEC pursuant to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "1934 Act") (all of the foregoing filed prior to the date hereof and all exhibits included therein and financial statements and schedules thereto and documents incorporated by reference therein being hereinafter referred to as the "SEC Documents"). As of their respective dates (except as they have been correctly amended), the SEC Documents complied in all material respects with the requirements of the 1934 Act and the rules and regulations of the SEC promulgated thereunder applicable to the SEC Documents, and none of the SEC Documents, at the time they were filed with the SEC (except as they may have been correctly amended), contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading. As of their respective dates (except as they have been correctly amended), the financial statements of the Company included in the SEC Documents complied as to form in all material respects with applicable accounting requirements and the published rules and regulations of the SEC with respect thereto. Such financial statements have been prepared in accordance with generally accepted accounting principles, consistently applied, during the periods involved (except (i) as may be otherwise indicated in such financial statements or the notes thereto or (ii) in the case of unaudited interim statements, to the extent they may exclude footnotes or may be condensed or summary statements) and fairly present in all material respects the financial position of the Company as of the dates thereof and the results of its operations and cash flows for the periods then ended (subject, in the case of unaudited statements, to normal year-end audit adjustments).

         (g) Absence of Certain Changes. Except as disclosed in Schedule 3(g), since September 30, 2000, there has been no material adverse change in the business, properties, operations, financial condition or results of operations of the Company or its Subsidiaries. The Company has not taken any steps, and does not currently expect to take any steps, to seek protection pursuant to any bankruptcy law nor does the Company or any of its Subsidiaries have any knowledge or reason to believe that its creditors intend to initiate involuntary bankruptcy proceedings.

         (h) Absence of Litigation. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the Company or any of its Subsidiaries, threatened in writing against or affecting the Company, the Common Stock or any of the Company's Subsidiaries or any of the Company's or the Company's Subsidiaries' officers or directors in their capacities as such, which could reasonably be expected to have a Material Adverse Effect. A description of each action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body which, as of the date of this Agreement, is pending or threatened in writing against or affecting the Company, the Common Stock or any of the Company's Subsidiaries or any of the Company's or the Company's Subsidiaries' officers or directors in their capacities as such, is set forth in Schedule 3(h).

         (i) Acknowledgment Regarding Buyer's Status. The Company acknowledges and agrees that the Buyer is acting solely in the capacity of arm's length purchaser with respect to the Transaction Documents and the transactions contemplated hereby and thereby. The Company further acknowledges that the Buyer is not acting as a financial advisor or fiduciary of the Company (or in any similar capacity) with respect to the Transaction Documents and the transactions contemplated hereby and thereby and any advice given by the Buyer or any of its representatives or agents in connection with the Transaction Documents and the transactions contemplated hereby and thereby is merely incidental to the Buyer's purchase of the Securities. The Company further represents to the Buyer that the Company's decision to enter into the Transaction Documents has been based solely on the independent evaluation by the Company and its representatives and advisors.

         (j) No General Solicitation. Neither the Company, nor any of its affiliates, nor any person acting on its or their behalf, has engaged in any form of general solicitation or general advertising (within the meaning of Regulation D under the 1933 Act) in connection with the offer or sale of the Securities.

         (k) No Integrated Offering. Neither the Company, nor any of its affiliates, nor any person acting on its or their behalf has, directly or indirectly, made any offers or sales of any security or solicited any offers to buy any security, under circumstances that would require registration of any of the Securities under the 1933 Act or cause this offering of the Securities to be integrated with prior offerings by the Company for purposes of the 1933 Act or any applicable shareholder approval provisions, including, without limitation, under the rules and regulations of any exchange or automated quotation system on which any of the securities of the Company are listed or designated, nor will the Company or any of its Subsidiaries take any action or steps that would require registration of any of the Securities under the 1933 Act or cause the offering of the Securities to be integrated with other offerings.

         (l) Dilutive Effect. The Company understands and acknowledges that the number of Purchase Shares purchasable under this Agreement will increase in certain circumstances. The Company further acknowledges that its obligation to issue Purchase Shares under this Agreement in accordance with the term and conditions hereof is absolute and unconditional regardless of the dilutive effect that such issuance may have on the ownership interests of other shareholders of the Company.

         (m) Intellectual Property Rights. The Company and its Subsidiaries own or possess adequate rights or licenses to use all material trademarks, trade names, service marks, service mark registrations, service names, patents, patent rights, copyrights, inventions, licenses, approvals, governmental authorizations, trade secrets and rights necessary to conduct their respective businesses as now conducted. Except as set forth on Schedule 3(m), none of the Company's material trademarks, trade names, service marks, service mark registrations, service names, patents, patent rights, copyrights, inventions, licenses, approvals, government authorizations, trade secrets or other intellectual property rights have expired or terminated, or, by the terms and conditions thereof, could expire or terminate within two years from the date of this Agreement. The Company and its Subsidiaries do not have any knowledge of any infringement by the Company or its Subsidiaries of any material trademark, trade name rights, patents, patent rights, copyrights, inventions, licenses, service names, service marks, service mark registrations, trade secret or other similar rights of others, or of any such development of similar or identical trade secrets or technical information by others and, except as set forth on
Schedule 3(m), there is no claim, action or proceeding being made or brought against, or to the Company's knowledge, being threatened against, the Company or its Subsidiaries regarding trademark, trade name, patents, patent rights, invention, copyright, license, service names, service marks, service mark registrations, trade secret or other infringement, which could reasonably be expected to have a Material Adverse Effect.

         (n) Environmental Laws. The Company and its Subsidiaries (i) are in compliance with any and all applicable foreign, federal, state and local laws and regulations relating to the protection of human health and safety, the environment or hazardous or toxic substances or wastes, pollutants or contaminants ("Environmental Laws"), (ii) have received all permits, licenses or other approvals required of them under applicable Environmental Laws to conduct their respective businesses and (iii) are in compliance with all terms and conditions of any such permit, license or approval, except where, in each of the three foregoing clauses, the failure to so comply could not reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect.

         (o) Title. The Company and its Subsidiaries have good and marketable title in fee simple to all real property and good and marketable title to all personal property owned by them which is material to the business of the Company and its Subsidiaries, in each case free and clear of all liens, encumbrances and defects except such as are described in Schedule 3(o) or such as do not materially affect the value of such property and do not interfere with the use made and proposed to be made of such property by the Company and any of its Subsidiaries. Any real property and facilities held under lease by the Company and any of its Subsidiaries are held by them under valid, subsisting and enforceable leases with such exceptions as are not material and do not interfere with the use made and proposed to be made of such property and buildings by the Company and its Subsidiaries.

         (p) Insurance. The Company and each of its Subsidiaries are insured by insurers of recognized financial responsibility against such losses and risks and in such amounts as management of the Company believes to be prudent and customary in the businesses in which the Company and its Subsidiaries are engaged. Neither the Company nor any such Subsidiary has been refused any insurance coverage sought or applied for and neither the Company nor any such Subsidiary has any reason to believe that it will not be able to renew its existing insurance coverage as and when such coverage expires or to obtain similar coverage from similar insurers as may be necessary to continue its business at a cost that would not materially and adversely affect the condition, financial or otherwise, or the earnings, business or operations of the Company and its Subsidiaries, taken as a whole.

         (q) Regulatory Permits. The Company and its Subsidiaries possess all material certificates, authorizations and permits issued by the appropriate federal, state or foreign regulatory authorities necessary to conduct their respective businesses, and neither the Company nor any such Subsidiary has received any notice of proceedings relating to the revocation or modification of any such certificate, authorization or permit.

         (r) Tax Status. The Company and each of its Subsidiaries has made or filed all federal and state income and all other material tax returns, reports and declarations required by any jurisdiction to which it is subject (unless and only to the extent that the Company and each of its Subsidiaries has set aside on its books provisions reasonably adequate for the payment of all unpaid and unreported taxes) and has paid all taxes and other governmental assessments and charges that are material in amount, shown or determined to be due on such returns, reports and declarations, except those being contested in good faith and has set aside on its books provision reasonably adequate for the payment of all taxes for periods subsequent to the periods to which such returns, reports or declarations apply. There are no unpaid taxes in any material amount claimed to be due by the taxing authority of any jurisdiction, and the officers of the Company know of no basis for any such claim.

         (s) Transactions With Affiliates. Except as set forth on Schedule 3(s) and other than the grant or exercise of stock options disclosed on Schedule 3(c), none of the officers, directors, or employees of the Company is presently a party to any transaction with the Company or any of its Subsidiaries (other than for services as employees, officers and directors), including any contract, agreement or other arrangement providing for the furnishing of services to or by, providing for rental of real or personal property to or from, or otherwise requiring payments to or from any officer, director or such employee or, to the knowledge of the Company, any corporation, partnership, trust or other entity in which any officer, director, or any such employee has an interest or is an officer, director, trustee or partner.

         (t) Application of Takeover Protections. The Company and its board of directors have taken or will take prior to the Commencement Date all necessary action, if any, in order to render inapplicable any control share acquisition, business combination, poison pill (including any distribution under a rights agreement) or other similar anti-takeover provision under the Certificate of Incorporation or the laws of the state of its incorporation which is or could become applicable to the Buyer as a result of the transactions contemplated by this Agreement, including, without limitation, the Company's issuance of the Securities and the Buyer's ownership of the Securities.

         (u) Foreign Corrupt Practices. Neither the Company, nor any of its Subsidiaries, nor any director, officer, agent, employee or other person acting on behalf of the Company or any of its Subsidiaries has, in the course of its actions for, or on behalf of, the Company, used any corporate funds for any unlawful contribution, gift, entertainment or other unlawful expenses relating to political activity; made any direct or indirect unlawful payment to any foreign or domestic government official or employee from corporate funds; violated or is in violation of any provision of the U.S. Foreign Corrupt Practices

Act of 1977, as amended; or made any unlawful bribe, rebate, payoff, influence payment, kickback or other unlawful payment to any foreign or domestic government official or employee.

         4.       COVENANTS.

         (a) Filing of Registration Statement. The Company shall within five (5) Trading Days from the date hereof file a new registration statement covering the sale of at least 2,400,000 Purchase Shares and 600,000 Commitment Shares. The Buyer and its counsel shall have a reasonable opportunity to review and comment upon such registration statement or amendment to such registration statement and any related prospectus prior to its filing with the SEC. The Company shall use its best efforts to have such registration statement or amendment declared effective by the SEC at the earliest possible date.

         (b) Blue Sky. The Company shall, on or before the Commencement Date, take such action, if any, as the Company shall reasonably determine is necessary in order to obtain an exemption for or to qualify the Commitment Shares and the Purchase Shares for sale to the Buyer pursuant to this Agreement under applicable securities or "Blue Sky" laws of the states of the United States, and shall provide evidence of any such action so taken to the Buyer on or prior to the Commencement Date. The Company shall make all filings and reports relating to the offer and sale of the Commitment Shares and the Purchase Shares required under applicable securities or "Blue Sky" laws of the states of the United States following the Commencement Date.

         (c) No Variable Priced Financing. Other than pursuant to this Agreement, the Company agrees that beginning on the date of this Agreement and ending on the date of termination of this Agreement (as provided in Section 11(k) hereof), neither the Company nor any of its Subsidiaries shall, without the prior written consent of the Buyer, contract for any equity financing (including any debt financing with an equity component) or issue any equity securities of the Company or any Subsidiary or securities convertible or exchangeable into or for equity securities of the Company or any Subsidiary (including debt securities with an equity component) which, in any case (i) are convertible into or exchangeable for an indeterminate number of shares of common stock, (ii) are convertible into or exchangeable for Common Stock at a price which varies with the market price of the Common Stock, (iii) directly or indirectly provide for any "re-set" or adjustment of the purchase price, conversion rate or exercise price after the issuance of the security, or (iv) contain any "make-whole" provision based upon, directly or indirectly, the market price of the Common Stock after the issuance of the security, in each case, other than reasonable and customary anti-dilution adjustments for issuance of shares of Common Stock at a price which is below the market price of the Common Stock.

         (d) Listing. The Company shall promptly secure the listing of all of the Purchase Shares and Commitment Shares upon each national securities exchange and automated quotation system, if any, upon which shares of Common Stock are then listed (subject to official notice of issuance) and shall maintain, so long as any other shares of Common Stock shall be so listed, such listing of all such securities from time to time issuable under the terms of the Transaction Documents. The Company shall maintain the Common Stock's authorization for quotation on the Principal Market. Neither the Company nor any of its Subsidiaries shall take any action that would be reasonably expected to result in the delisting or suspension of the Common Stock on the Principal Market. The Company shall promptly, and in no event later than the following Trading Day, provide to the Buyer copies of any notices it receives from the Principal Market regarding the continued eligibility of the Common Stock for listing on such automated quotation system or securities exchange. The Company shall pay all fees and expenses in connection with satisfying its obligations under this Section.

         (e) Limitation on Short Sales and Hedging Transactions. The Buyer agrees that beginning on the date of this Agreement and ending on the date of termination of this Agreement as provided in Section 11(k), the Buyer and its agents, representatives and affiliates shall not in any manner whatsoever enter into or effect, directly or indirectly, any (i) "short sale" (as such term is defined in Rule 3b-3 of the 1934 Act) of the Common Stock or (ii) hedging transaction, which establishes a net short position with respect to the Common Stock; provided, however, that such restrictions shall not apply (i) if the Buyer submits after a sale of shares of Common Stock a Purchase Notice entitling the Buyer to receive a number of shares of Common Stock at least equal to the number of shares so sold or (ii) if an Event of Default has occurred, including any failure by the Company to timely issue any Purchase Shares required to be issued pursuant to the terms of this Agreement.

         (f) Limitation on Sales of Commitment Shares. The Buyer agrees that the Buyer shall not transfer or sell the Commitment Shares (as defined in Section 7(b) hereof) until the earlier of 900 calendar days from the date hereof or date on which this Agreement has been terminated, provided, however, that such restrictions shall not apply: (i) in connection with any transfers to or among affiliates (as defined in the Securities Exchange Act of 1934, as amended), (ii) in connection with any pledge in connection with a bona fide loan or margin account, or (iii) if an Event of Default has occurred, or any event which, after notice and/or lapse of time, would become an Event of Default, including any failure by the Company to timely issue Purchase Shares under this Agreement. Notwithstanding the forgoing, the Buyer may transfer Commitment Shares to a third party in order to settle a sale made by the Buyer where the Buyer reasonably expects the Company to deliver Purchase Shares to the Buyer under this Agreement so long as the Buyer maintains ownership of the same overall number of shares of Common Stock by "replacing" the Commitment Shares so transferred with Purchase Shares when the Purchase Shares are actually issued by the Company to the Buyer.

         (h) Due Diligence. The Buyer shall have the right, from time to time as the Buyer may reasonably deem appropriate, to perform reasonable due diligence on the Company during normal business hours. The Company and its officers and employees shall reasonably cooperate with the Buyer in connection with any reasonable request by the Buyer related to the Buyer's due diligence of the Company.

         5.       TRANSFER AGENT INSTRUCTIONS.

         All of the Purchase Shares and Commitment Shares to be issued under this Agreement shall be issued without any restrictive legend.. The Company shall issue irrevocable instructions to the Transfer Agent, and any subsequent transfer agent, to issue Purchase Shares in the name of the Buyer or its respective nominee(s), for the Purchase Shares (the "Irrevocable Transfer Agent Instructions"). The Company warrants to the Buyer that no instruction other than the Irrevocable Transfer Agent Instructions referred to in this Section 5, will be given by the Company to the Transfer Agent with respect to the Purchase Shares and that the Commitment Shares and the Purchase Shares shall otherwise be freely transferable on the books and records of the Company as and to the extent provided in this Agreement and the Registration Rights Agreement subject to the provisions of Section 4(f) in the case of the Commitment Shares.

         6. CONDITIONS TO THE COMPANY'S OBLIGATION TO COMMENCE SALES OF SHARES OF COMMON STOCK.

         The obligation of the Company hereunder to commence sales of the Purchase Shares is subject to the satisfaction of each of the following conditions on or before the Commencement Date, provided that these conditions are for the Company's sole benefit and may be waived by the Company at any time in its sole discretion by providing the Buyer with prior written notice thereof:

         (a) The Buyer shall have executed each of the Transaction Documents to which it is a party and delivered the same to the Company including the Registration Rights Agreement substantially in the form of Exhibit C hereto (the "Registration Rights Agreement").

         (b) Subject to the Company's compliance with Section 4(a), a registration statement covering the sale of the 600,000 Commitment Shares and at least 2,400,000 Purchase Shares shall have been declared effective under the 1933 Act by the SEC and no stop order with respect to the Registration Statement shall be pending or threatened by the SEC.

         (c) The representations and warranties of the Buyer shall be true and correct in all material respects as of the date when made and as of the Commencement Date as though made at that time (except for representations and warranties that speak as of a specific date), and the Buyer shall have performed, satisfied and complied in all material respects with the covenants, agreements and conditions required by this Agreement to be performed, satisfied or complied with by the Buyer at or prior to the Commencement Date.

         7. CONDITIONS TO THE BUYER'S OBLIGATION TO COMMENCE PURCHASES OF SHARES OF COMMON STOCK.

         The obligation of the Buyer to commence purchases of Purchase Shares under this Agreement is subject to the satisfaction, on or before the Commencement Date, of each of the following conditions, provided that these conditions are for the Buyer's sole benefit and may be waived by the Buyer at any time in its sole discretion by providing the Company with prior written notice thereof:

         (a) The Company shall have executed each of the Transaction Documents and delivered the same to the Buyer including the Registration Rights Agreement substantially in the form of Exhibit C hereto.

          (b) The Company shall have issued to the Buyer 600,000 shares of Common Stock (the "Commitment Shares"). The number of Commitment Shares shall be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction occurring on or prior to the Commencement Date. The Commitment Shares shall be issued to the Buyer without any restrictive legend.

         (c) The Common Stock shall be authorized for quotation on the Principal Market, trading in the Common Stock shall not have been within the last 365 days suspended by the SEC or the Principal Market and the Purchase Shares and the Commitment Shares shall be approved for listing upon the Principal Market.

         (d) The Buyer shall have received the opinions of the Company's legal counsel dated as of the Commencement Date in the form of Exhibit D attached hereto.

         (e) The representations and warranties of the Company shall be true and correct in all material respects (except to the extent that any of such representations and warranties is already qualified as to materiality in Section 3 above, in which case, such representations and warranties shall be true and correct without further qualification) as of the date when made and as of the Commencement Date as though made at that time (except for representations and warranties that speak as of a specific date) and the Company shall have performed, satisfied and complied with the covenants, agreements and conditions required by the Transaction Documents to be performed, satisfied or complied with by the Company at or prior to the Commencement Date. The Buyer shall have received a certificate, executed by the CEO, President or CFO of the Company, dated as of the Commencement Date, to the foregoing effect in the form attached hereto as Exhibit E.

         (f) The Board of Directors of the Company shall have adopted resolutions in the form attached hereto as Exhibit F which shall be in full force and effect without any amendment or supplement thereto as of the Commencement Date.

         (g) As of the Commencement Date, the Company shall have reserved out of its authorized and unissued Common Stock, solely for the purpose of effecting purchases of Purchase Shares hereunder, at least 2,400,000 shares of Common Stock.

         (h) The Irrevocable Transfer Agent Instructions, in the form of Exhibit G attached hereto, shall have been delivered to and acknowledged in writing by the Company and the Transfer Agent.

         (i) The Company shall have delivered to the Buyer a certificate evidencing the incorporation and good standing of the Company in the State of Delaware issued by the Secretary of State of the State of Delaware as of a date within ten (10) Trading Days of the Commencement Date.

         (j) The Company shall have delivered to the Buyer a certified copy of the Certificate of Incorporation as certified by the Secretary of State of the State of Delaware within ten (10) Trading Days of the Commencement Date.

         (k) The Company shall have delivered to the Buyer a secretary's certificate executed by the Secretary of the Company, dated as of the Commencement Date, in the form attached hereto as Exhibit H.

         (l) A registration statement covering the sale of all of the 600,000 Commitment Shares and at least 2,4000,000 Purchase Shares shall have been declared effective under the 1933 Act by the SEC and no stop order with respect to the registration statement shall be pending or threatened by the SEC. The Company shall have prepared and delivered to the Buyer a final form of prospectus to be used by the Buyer in connection with any sales of any Commitment Shares or any Purchase Shares. The Company shall have made all filings under all applicable federal and state securities laws necessary to consummate the issuance of the Commitment Shares and the Purchase Shares pursuant to this Agreement in compliance with such laws.

         (m) No Event of Default has occurred, or any event which, after notice and/or lapse of time, would become an Event of Default has occurred.

         (n) On or prior to the Commencement Date, the Company shall take all necessary action, if any, and such actions as reasonably requested by the Buyer, in order to render inapplicable any control share acquisition, business combination, shareholder rights plan or poison pill (including any distribution under a rights agreement) or other similar anti-takeover provision under the Certificate of Incorporation or the laws of the state of its incorporation which is or could become applicable to the Buyer as a result of the transactions contemplated by this Agreement, including, without limitation, the Company's issuance of the Securities and the Buyer's ownership of the Securities.

         8.       INDEMNIFICATION.

         In consideration of the Buyer's execution and delivery of the Transaction Documents and acquiring the Securities hereunder and in addition to all of the Company's other obligations under the Transaction Documents, the Company shall defend, protect, indemnify and hold harmless the Buyer and all of its affiliates, shareholders, officers, directors, employees and direct or indirect investors and any of the foregoing person's agents or other representatives (including, without limitation, those retained in connection with the transactions contemplated by this Agreement) (collectively, the "Indemnitees") from and against any and all actions, causes of action, suits, claims, losses, costs, penalties, fees, liabilities and damages, and expenses in connection therewith (irrespective of whether any such Indemnitee is a party to the action for which indemnification hereunder is sought), and including reasonable attorneys' fees and disbursements (the "Indemnified Liabilities"), incurred by any Indemnitee as a result of, or arising out of, or relating to (a) any misrepresentation or breach of any representation or warranty made by the Company in the Transaction Documents or any other certificate, instrument or document contemplated hereby or thereby, (b) any breach of any covenant, agreement or obligation of the Company contained in the Transaction Documents or any other certificate, instrument or document contemplated hereby or thereby, or
(c) any cause of action, suit or claim brought or made against such Indemnitee and arising out of or resulting from the execution, delivery, performance or enforcement of the Transaction Documents or any other certificate, instrument or document contemplated hereby or thereby, other than with respect to Indemnified Liabilities which directly and primarily result from the gross negligence or willful misconduct of the Indemnitee. To the extent that the foregoing undertaking by the Company may be unenforceable for any reason, the Company shall make the maximum contribution to the payment and satisfaction of each of the Indemnified Liabilities which is permissible under applicable law.

         9.       EVENTS OF DEFAULT.

         An "Event of Default" shall be deemed to have occurred at any time as any of the following events occurs:

         (a) while any registration statement is required to be maintained effective pursuant to the terms of the Registration Rights Agreement, the effectiveness of such registration statement lapses for any reason (including, without limitation, the issuance of a stop order) or is unavailable to the Buyer for sale of all of the Registrable Securities (as defined in the Registration Rights Agreement) in accordance with the terms of the Registration Rights Agreement, and such lapse or unavailability continues for a period of ten (10) consecutive Trading Days or for more than an aggregate of thirty (30) Trading Days in any 365-day period;

         (b) the suspension from trading or failure of the Common Stock to be listed on the Principal Market for a period of ten (10) consecutive Trading Days or for more than an aggregate of thirty (30) Trading Days in any 365-day period;

         (c) the failure of the Company or the Common Stock to fully meet the requirements for continued listing on the Principal Market for a period of thirty (30) consecutive Trading Days;

         (d) the Company's or the Transfer Agent's notice, verbal or written, to the Buyer, including by way of public announcement, at any time, of its intention not to comply with a proper request for purchase of Purchase Shares under this Agreement that is tendered in accordance with the provisions of this Agreement, or the failure of the Company to deliver a Company Confirmation of Purchase Notice to the Buyer and to the Transfer Agent in accordance with the provisions of this Agreement within two (2) Trading Days after the receipt by the Company of a Purchase Notice (subject to extension in accordance with Section 1(e)(iii) for a good faith dispute made in accordance with the terms of
Section 1(e)(iii)); or
the failure for any reason by the Transfer Agent to issue Purchase Shares to the Buyer within five (5) Trading Days after the applicable Purchase Date;

         (e) if at any time after the Commencement Date, the "Exchange Cap" is reached (the "Exchange Cap" shall be deemed to be reached at such time if, upon submission of a Purchase Notice under this Agreement, the issuance of such shares of Common Stock would exceed that number of shares of Common Stock which the Company may issue under this Agreement without breaching the Company's obligations under the rules or regulations of the Principal Market);

         (f) the Company breaches any representation, warranty, covenant or other term or condition under any Transaction Document if such breach could have a Material Adverse Effect and except, in the case of a breach of a covenant which is reasonably curable, only if such breach continues for a period of at least ten (10) Trading Days;

         (g) except as set forth on Schedule 9(g), any payment default under any contract whatsoever or any acceleration prior to maturity of any mortgage, indenture, contract or instrument under which there may be issued or by which there may be secured or evidenced any indebtedness for money borrowed by the Company or for money borrowed the repayment of which is guaranteed by the Company, whether such indebtedness or guarantee now exists or shall be created hereafter, which in any case, is in excess of $1,000,000;

         (h) if any Person commences a proceeding against the Company pursuant to or within the meaning of any Bankruptcy Law;

         (i) if the Company pursuant to or within the meaning of any Bankruptcy Law; (A) commences a voluntary case, (B) consents to the entry of an order for relief against it in an involuntary case, (C) consents to the appointment of a Custodian of it or for all or substantially all of its property, (D) makes a general assignment for the benefit of its creditors, (E) becomes insolvent, or
(F) is generally unable to pay its debts as the same become due; or

         (j) a court of competent jurisdiction enters an order or decree under any Bankruptcy Law that (A) is for relief against the Company in an involuntary case, (B) appoints a Custodian of the Company or for all or substantially all of its property, or (C) orders the liquidation of the Company or any Subsidiary.

In addition to any other rights and remedies under applicable law and this Agreement, including the Buyer termination rights under Section 11(k) hereof, so long as an Event of Default has occurred and is continuing, or if any event which, after notice and/or lapse of time, would become an Event of Default, has occurred and is continuing, the Buyer shall not be obligated to purchase any shares of Common Stock under this Agreement. If pursuant to or within the meaning of any Bankruptcy Law, the Company commences a voluntary case or any Person commences a proceeding against the Company, a Custodian is appointed for the Company or for all or substantially all of its property, or the Company makes a general assignment for the benefit of its creditors, (any of which would be an Event of Default as described in Sections 9(h), 9(i) and 9(j) hereof) this Agreement shall automatically terminate without any liability or payment to the Company without further action or notice by any Person. No such termination of this Agreement under Section 11(k)(i) shall affect the Company's or the Buyer's obligations under this Agreement with respect to pending purchases and the Company and the Buyer shall complete their respective obligations with respect to any pending purchases under this Agreement.

         10.      CERTAIN DEFINED TERMS.

         For purposes of this Agreement, the following terms shall have the following meanings:

         (a) "1933 Act" means the Securities Act of 1933, as amended.

         (b) "Available Amount" means initially Six Million Dollars ($6,000,000) in the aggregate, which amount shall be reduced by the Purchase Amount each time the Buyer purchases shares of Common Stock pursuant to Section 1 hereof.

         (c) "Bankruptcy Law" means Title 11, U.S. Code, or any similar federal or state law for the relief of debtors.

         (d) "Closing Bid Price" means, for any security as of any date, the last closing bid price for such security on the Principal Market as reported by Bloomberg Financial Markets ("Bloomberg"), or, if the Principal Market is not the principal securities exchange or trading market for such security, the last closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded as reported by Bloomberg.

         (e) "Closing Sale Price" means, for any security as of any date, the last closing trade price for such security on the Principal Market as reported by Bloomberg, or, if the Principal Market is not the principal securities exchange or trading market for such security, the last closing trade price of such security on the principal securities exchange or trading market where such security is listed or traded as reported by Bloomberg.

         (f) "Custodian" means any receiver, trustee, assignee, liquidator or similar official under any Bankruptcy Law.

         (g) "Fixed Purchase Price" means $20.00, appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction.

         (h) [Intentionally Omitted.]

         (i) "Mandatory Purchase Rights" means the mandatory purchase rights of the Company pursuant to Section 1(c).

         (j) "Maturity Date" means the date that is 900 calendar days (30 Monthly Periods) from the Commencement Date which such date may be extended by up to an additional six (6) months by the Company, in its sole discretion, by written notice to the Buyer].

         (k) "Monthly Base Amount" means Two Hundred Thousand Dollars ($200,000) per Monthly Period.

         (l) "Monthly Period" means each successive 30 calendar day period commencing with the Commencement Date.

         (m) "Person" means an individual or entity including any limited liability company, a partnership, a joint venture, a corporation, a trust, an unincorporated organization and a government or any department or agency thereof.

         (n) "Principal Market" means the Nasdaq SmallCap Market,

         (o) "Purchase Amount" means the portion of the Available Amount submitted in a Purchase Notice to be used to purchase Common Stock pursuant to
Section 1 hereof.

         (p) "Purchase Date" means the actual date that the Buyer submits a Purchase Notice to the Company to purchase Common Stock hereunder so long as the Buyer shall transmit by facsimile (or otherwise deliver) to the Company on or prior to 11:59 p.m., Central Time on such date.

         (q) "Purchase Price" means, as of any Purchase Date or other date of determination, the lower of the (A) Fixed Purchase Price and (B) the Variable Purchase Price, each in effect as of such date.

         (r) "Sale Price" means, for any security as of any date, any trade price for such security on the Principal Market as reported by Bloomberg, or, if the Principal Market is not the principal securities exchange or trading market for such security, the trade price of such security on the principal securities exchange or trading market where such security is listed or traded as reported by Bloomberg.

         (s) "SEC" means the United States Securities and Exchange Commission.

         (t) "Trading Day" means any day on which the Principal Market is open for customary trading.

         (u) "Variable Purchase Price" means, as of any Purchase Date or other date of determination, the lower of: (A) the lowest Sale Price of the Common Stock on the Purchase Date or such other date of determination or (B) the arithmetic average of any three (3) Closing Bid Prices for the Common Stock, selected by the Buyer, during the twelve (12) consecutive Trading Days ending on the Trading Day immediately preceding such Purchase Date or other date of determination (to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction).

         11.      MISCELLANEOUS.

         (a) Governing Law; Jurisdiction; Jury Trial. The corporate laws of the State of Delaware shall govern all issues concerning the relative rights of the Company and its shareholders. All other questions concerning the construction, validity, enforcement and interpretation of this Agreement and the other Transaction Documents shall be governed by the internal laws of the State of Illinois, without giving effect to any choice of law or conflict of law provision or rule (whether of the State of Illinois or any other jurisdictions) that would cause the application of the laws of any jurisdictions other than the State of Illinois. Each party hereby irrevocably submits to the exclusive jurisdiction of the state and federal courts sitting in the City of Chicago, for the adjudication of any dispute hereunder or under the other Transaction Documents or in connection herewith or therewith, or with any transaction contemplated hereby or discussed herein, and hereby irrevocably waives, and agrees not to assert in any suit, action or proceeding, any claim that it is not personally subject to the jurisdiction of any such court, that such suit, action or proceeding is brought in an inconvenient forum or that the venue of such suit, action or proceeding is improper. Each party hereby irrevocably waives personal service of process and consents to process being served in any such suit, action or proceeding by mailing a copy thereof to such party at the address for such notices to it under this Agreement and agrees that such service shall constitute good and sufficient service of process and notice thereof. Nothing contained herein shall be deemed to limit in any way any right to serve process in any manner permitted by law. EACH PARTY HEREBY IRREVOCABLY WAIVES ANY RIGHT IT MAY HAVE, AND AGREES NOT TO REQUEST, A JURY TRIAL FOR THE ADJUDICATION OF ANY DISPUTE HEREUNDER OR IN CONNECTION HEREWITH OR ARISING OUT OF THIS AGREEMENT OR ANY TRANSACTION CONTEMPLATED HEREBY.

         (b) Counterparts. This Agreement may be executed in two or more identical counterparts, all of which shall be considered one and the same agreement and shall become effective when counterparts have been signed by each party and delivered to the other party; provided that a facsimile signature shall be considered due execution and shall be binding upon the signatory thereto with the same force and effect as if the signature were an original, not a facsimile signature.

         (c) Headings. The headings of this Agreement are for convenience of reference and shall not form part of, or affect the interpretation of, this Agreement.

         (d) Severability. If any provision of this Agreement shall be invalid or unenforceable in any jurisdiction, such invalidity or unenforceability shall not affect the validity or enforceability of the remainder of this Agreement in that jurisdiction or the validity or enforceability of any provision of this Agreement in any other jurisdiction.

         (e) Entire Agreement; Amendments. This Agreement supersedes all other prior oral or written agreements between the Buyer, the Company, their affiliates and persons acting on their behalf with respect to the matters discussed herein, and this Agreement, the other Transaction Documents and the instruments referenced herein contain the entire understanding of the parties with respect to the matters covered herein and therein and, except as specifically set forth herein or therein, neither the Company nor the Buyer makes any representation, warranty, covenant or undertaking with respect to such matters. No provision of this Agreement may be amended other than by an instrument in writing signed by the Company and the Buyer, and no provision hereof may be waived other than by an instrument in writing signed by the party against whom enforcement is sought.

         (f) Notices. Any notices, consents, waivers or other communications required or permitted to be given under the terms of this Agreement must be in writing and will be deemed to have been delivered: (i) upon receipt, when delivered personally; (ii) upon receipt, when sent by facsimile (provided confirmation of transmission is mechanically or electronically generated and kept on file by the sending party); or (iii) one Trading Day after deposit with a nationally recognized overnight delivery service, in each case properly addressed to the party to receive the same. The addresses and facsimile numbers for such communications shall be:

         If to the Company:
                  Atlantic Technology Ventures, Inc.
                  150 Broadway, Suite 1009
                  New York, NY 10038
                  Telephone:  212-267-2503
                  Facsimile:  212-267-2159
                  Attention:  Frederic P. Zotos

         With a copy to:
                  Kramer Levin Naftalis & Frankel  LLP
                  919 Third Avenue
                  New York, NY  10022
                  Telephone:  212-715-9100
                  Facsimile:  212-715-8000
                  Attention:  Ezra G. Levin, Esq.

         If to the Buyer:
                  Fusion Capital Fund II, LLC
                  222 Merchandise Mart Plaza, Suite 9-112
                  Chicago, IL 60654
                  Telephone: 312-644-6644
                  Facsimile: 312-644-6244
                  Attention: Steven G. Martin

         If to the Transfer Agent:
                  Continental Stock Transfer & Trust Company
                  2 Broadway
                  New York, NY  10004
                  Telephone:  212-509-4000, ext. 204
                  Facsimile:  212-616-7616
                  Attention:  William Seegraber

or at such other address and/or facsimile number and/or to the attention of such other person as the recipient party has specified by written notice given to each other party three (3) Trading Days prior to the effectiveness of such change. Written confirmation of receipt (A) given by the recipient of such notice, consent, waiver or other communication, (B) mechanically or electronically generated by the sender's facsimile machine containing the time, date, and recipient facsimile number or (C) provided by a nationally recognized overnight delivery service, shall be rebuttable evidence of personal service, receipt by facsimile or receipt from a nationally recognized overnight delivery service in accordance with clause (i), (ii) or (iii) above, respectively.

         (g) Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties and their respective successors and assigns. The Company shall not assign this Agreement or any rights or obligations hereunder without the prior written consent of the Buyer, including by merger or consolidation. The Buyer may not assign its rights under this Agreement without the consent of the Company, other than to an affiliate of the Buyer controlled by Steven G. Martin or Joshua B. Scheinfeld.

         (h) No Third Party Beneficiaries. This Agreement is intended for the benefit of the parties hereto and their respective permitted successors and assigns, and is not for the benefit of, nor may any provision hereof be enforced by, any other person.

         (i) Publicity. The Buyer shall have the right to approve before issuance any press releases or any other public disclosure (including any filings with the SEC) with respect to the transactions contemplated hereby; provided, however, that the Company shall be entitled, without the prior approval of any Buyer, to make any press release or other public disclosure (including any filings with the SEC) with respect to such transactions as is required by applicable law and regulations (although the Buyer shall be consulted by the Company in connection with any such press release or other public disclosure prior to its release and shall be provided with a copy thereof).

         (j) Further Assurances. Each party shall do and perform, or cause to be done and performed, all such further acts and things, and shall execute and deliver all such other agreements, certificates, instruments and documents, as the other party may reasonably request in order to carry out the intent and accomplish the purposes of this Agreement and the consummation of the transactions contemplated hereby.

         (k) Termination. This Agreement may be terminated only as follows:

                  (i) By the Buyer any time an Event of Default exists without any liability or payment to the Company. However, if pursuant to or within the meaning of any Bankruptcy Law, the Company commences a voluntary case or any Person commences a proceeding against the Company, a Custodian is appointed for the Company or for all or substantially all of its property, or the Company makes a general assignment for the benefit of its creditors, (any of which would be an Event of Default as described in Sections 9(h), 9(i) and 9(j) hereof) this Agreement shall automatically terminate without any liability or payment to the Company without further action or notice by any Person. No such termination of this Agreement under this Section 11(k)(i) shall affect the Company's or the Buyer's obligations under this Agreement with respect to pending purchases and the Company and the Buyer shall complete their respective obligations with respect to any pending purchases under this Agreement.

                  (ii) In the event that the Commencement shall not have occurred, the Company shall have the option to terminate this Agreement for any reason or for no reason without liability of any party to any other party. If this Agreement is terminated pursuant to this Section 11(k)(ii), the Company shall issue to the Buyer the Commitment Shares immediately prior to the termination hereof.

                  (iii) In the event that the Commencement shall not have occurred on or before May 31, 2001, due to the failure to satisfy the conditions set forth in Sections 6 and 7 above with respect to the Commencement (and the nonbreaching party's failure to waive such unsatisfied condition(s)), the nonbreaching party shall have the option to terminate this Agreement at the close of business on such date or thereafter without liability of any party to any other party. If this Agreement is terminated pursuant to this Section 11(k)(iii) prior to the Commencement other than solely as a result of any material breach of the Buyer's obligation hereunder, the Company shall issue to the Buyer the Commitment Shares immediately upon the termination hereof.

                  (iv) If by the Maturity Date, for any reason or for no reason the full Available Amount under this Agreement has not been purchased as provided for in Section 1 of this Agreement, by the Buyer without any liability or payment to the Company.

                  (v) At any time after the Commencement Date, and so long as the Company has provided appropriate notice as described below, if during any ten (10) consecutive Trading Days the Closing Sale Price of the Common Stock is below the Fixed Purchase Price for each of such ten
         (10) Trading Days, the Company shall have three (3) Trading Days to give written notice (a "Company Termination Notice") to the Buyer electing to terminate this Agreement without any liability or payment to the Buyer. The Company Termination Notice shall not be effective until three (3) Trading Days after it has been received by the Buyer. Any Purchase Notices submitted by the Buyer which have a Purchase Date on or prior to the third (3rd) Trading Day after receipt by the Buyer of the Company Termination Notice, must be honored by the Company as otherwise provided herein.

                  (vi) This Agreement shall automatically terminate on the date that the Company sells and the Buyer purchases Six Million Dollars ($6,000,000) of Common Stock as provided herein, without any action or notice on the part of any party.

Except as set forth in Sections 11(k)(i) and 11(k)(vi), any termination of this Agreement pursuant to this Section 11(k) shall be effected by written notice from the Company to the Buyer, or the Buyer to the Company, as the case may be, setting forth the basis for the termination hereof. The representations and warranties of the Company and the Buyer contained in Sections 2 and 3 hereof, the indemnification provisions set forth in Section 8 hereof and the agreements and covenants set forth in Section 1(e) (v) and Section 11, shall survive the Commencement and any termination of this Agreement. No termination of this Agreement shall effect the Company's or the Buyer's obligations under this Agreement with respect to pending purchases and the Company and the Buyer shall complete their respective obligations with respect to any pending purchases under this Agreement.

         (l) No Financial Advisor, Placement Agent, Broker or Finder. The Company represents and warrants to the Buyer that it has not engaged any financial advisor, placement agent, broker or finder in connection with the transactions contemplated hereby. The Buyer represents and warrants to the Company that it has not engaged any financial advisor, placement agent, broker or finder in connection with the transactions contemplated hereby. The Company shall be responsible for the payment of any fees or commissions, if any, of any financial advisor, placement agent, broker or finder relating to or arising out of the transactions contemplated hereby. The Company shall pay, and hold the Buyer harmless against, any liability, loss or expense (including, without limitation, attorneys' fees and out of pocket expenses) arising in connection with any such claim.

         (m) No Strict Construction. The language used in this Agreement is the language chosen by the parties to express their mutual intent, and no rules of strict construction will be applied against any party.

         (n) Remedies, Other Obligations, Breaches and Injunctive Relief. The Buyer's remedies provided in this Agreement shall be cumulative and in addition to all other remedies available to the Buyer under this Agreement, at law or in equity (including a decree of specific performance and/or other injunctive relief), no remedy of the Buyer contained herein shall be deemed a waiver of compliance with the provisions giving rise to such remedy and nothing herein shall limit the Buyer's right to pursue actual damages for any failure by the Company to comply with the terms of this Agreement. The Company acknowledges that a breach by it of its obligations hereunder will cause irreparable harm to the Buyer and that the remedy at law for any such breach may be inadequate. The Company therefore agrees that, in the event of any such breach or threatened breach, the Buyer shall be entitled, in addition to all other available remedies, to an injunction restraining any breach, without the necessity of showing economic loss and without any bond or other security being required.

         (o) Changes to the Terms of this Agreement. This Agreement and any provision hereof may only be amended by an instrument in writing signed by the Company and the Buyer. The term "Agreement" and all reference thereto, as used throughout this instrument, shall mean this instrument as originally executed, or if later amended or supplemented, then as so amended or supplemented.

         (p) Enforcement Costs. If: (i) this Agreement is placed by the Buyer in the hands of an attorney for enforcement or is enforced by the Buyer through any legal proceeding; or (ii) an attorney is retained to represent the Buyer in any bankruptcy, reorganization, receivership or other proceedings affecting creditors' rights and involving a claim under this Agreement; or (iii) an attorney is retained to represent the Buyer in any other proceedings whatsoever in connection with this Agreement, then the Company shall pay to the Buyer, as incurred by the Buyer, all reasonable costs and expenses including attorneys' fees incurred in connection therewith, in addition to all other amounts due hereunder.

         (q) Failure or Indulgence Not Waiver. No failure or delay in the exercise of any power, right or privilege hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such power, right or privilege preclude other or further exercise thereof or of any other right, power or privilege.


                                    * * * * *

         IN WITNESS WHEREOF, the Buyer and the Company have caused this Common Stock Purchase Agreement to be duly executed as of the date first written above.


                                  THE COMPANY:

                                  ATLANTIC TECHNOLOGY VENTURES, INC.

                                  By: /s/ Frederic P. Zotos
                                     -------------------------------
                                     Name:  Frederic P. Zotos
                                     Title: President


                                   BUYER:

                                   FUSION CAPITAL FUND II, LLC
                                   BY: FUSION CAPITAL PARTNERS, LLC
                                   BY: SGM HOLDINGS CORP.

                                   By: /s/ Steven G. Martin
                                      -------------------------------
                                   Name:  Steven G. Martin
                                   Title: President

                                    SCHEDULES

Schedule 3(a)     Subsidiaries
Schedule 3(c)     Capitalization
Schedule 3(e)     Conflicts
Schedule 3(f)     1934 Act Filings
Schedule 3(g)     Material Changes
Schedule 3(h)     Litigation
Schedule 3(m)     Intellectual Property
Schedule 3(o)     Liens
Schedule 3(s)     Certain Transactions
Schedule 9(g)     Certain Indebtedness


                                    EXHIBITS

Exhibit A               Form of Purchase Notice
Exhibit B               Form of Company Confirmation of Purchase Notice
Exhibit C               Form of Registration Rights Agreement
Exhibit D               Form of Company Counsel Opinion
Exhibit E               Form of Officer's Certificate
Exhibit F               Form of Resolutions of Board of Directors of the Company
Exhibit G               Form of Irrevocable Transfer Agent Instructions
Exhibit H               Form of Secretary's Certificate

                              DISCLOSURE SCHEDULES


                          Schedule 3(a) - Subsidiaries


                         Schedule 3(c) - Capitalization


                          Schedule 3(e) - No Conflicts


                        Schedule 3(f) - 1934 Act Filings


                   Schedule 3(g) - Absence of Certain Changes


                           Schedule 3(h) - Litigation


                  Schedule 3(m) - Intellectual Property Rights


                              Schedule 3(o) - Title


                  Schedule 3(s) - Transactions with Affiliates

                                    EXHIBIT A

                             FORM OF PURCHASE NOTICE

         Reference is made to the Common Stock Purchase Agreement (the "Common Stock Purchase Agreement") between __________ (the "Company") and FUSION CAPITAL FUND II, LLC dated __________. In accordance with and pursuant to the Common Stock Purchase Agreement, the undersigned hereby elects to purchase shares of common stock, par value $____ per share (the "Common Stock"), of the Company for the Available Amount indicated below of as of the date specified below.

         Purchase Date:                              ___________________________
         Monthly Period Dates:                       ___________________________

         Initial Available Amount:                   $__________
         Monthly Base Amount:                        $__________

         Remaining Available Amount
         prior to this purchase:                     $__________________________

         Remaining Monthly Base Amount
         prior to this purchase:                     $__________________________

         Available Amount to be purchased:           $__________________________

         Remaining Available Amount
         after this purchase:                        $__________________________

         Remaining Monthly Base Amount
         after this purchase:                        $__________________________

Please confirm the following information:

         Purchase Price per share:                   $__________________________
            Fixed Purchase Price of $____
            Low Sale Price on Date Hereof
            Average of ____ Closing Bid Prices for _______($___), _______($___),
             _______($___).

         Number of shares of Common Stock to be issued:

Please issue the shares of Common Stock in the following name and to the following address:

         Issue to:                                  ____________________________

         Authorized Signature:                      ____________________________

                                                    Name:_______________________

                                                    Title:______________________

                                                    Phone #:____________________

         Broker DTC Participant Code:          ________________
         Account Number* :                     ________________

         * Note that receiving broker must initiate transaction on DWAC System.

                                    EXHIBIT B

                 FORM OF COMPANY CONFIRMATION OF PURCHASE NOTICE

         Reference is made to the Common Stock Purchase Agreement (the "Common Stock Purchase Agreement") between _______ (the "Company") and FUSION CAPITAL FUND II, LLC dated ________. In accordance with and pursuant to the Common Stock Purchase Agreement, the undersigned hereby confirms and authorizes the issuance of shares of common stock, par value $___ per share (the "Common Stock") of the Company, in connection with the Purchase Notice (as defined in the Common Stock Purchase Agreement) attached hereto. Specifically, the Company hereby confirms the following information:

         Purchase Date:                             ____________________________

         Monthly Period Dates:                      ____________________________

         Initial Available Amount:                  $___________
         Monthly Base Amount:                       $___________

         Remaining Available Amount
         prior to this purchase:                    $___________________________

         Remaining Monthly Base Amount
         prior to this purchase:                    $___________________________

         Available Amount to be purchased:          $___________________________

         Remaining Available Amount
         after this purchase:                       $___________________________

         Remaining Monthly Base Amount
         after this purchase:                       $___________________________

         Purchase Price per share:                  $___________________________

         Number of shares of Common
         Stock to be issued:                        ____________________________


The shares of Common Stock shall be issued in the name and to the address as set forth in the applicable Purchase Notice.


         Authorized Signature
                                                   -----------------------------
                                                   Name:
                                                         -----------------------
                                                   Title:
                                                          ----------------------
                                                   Phone #:
                                                           ---------------------
                                                   Fax #:
                                                         -----------------------

                                    EXHIBIT C

                      FORM OF REGISTRATION RIGHTS AGREEMENT


[Sent separately]

                                    EXHIBIT D

                         FORM OF COMPANY COUNSEL OPINION

         Capitalized terms used herein but not defined herein have the meaning set forth in the Common Stock Purchase Agreement. Based on the foregoing, and subject to the assumptions and qualifications set forth herein, we are of the opinion that:


1. The Company is a corporation existing and in good standing under the laws of the State of _________. The Company is qualified to do business as a foreign corporation and is in good standing in the States of ___________.

2. The Company has the corporate power to execute and deliver, and perform its obligations under, each Transaction Document to which it is a party. The Company has the corporate power to conduct its business as, to the best of our knowledge, it is now conducted, and to own and use the properties owned and used by it.

3. The execution, delivery and performance by the Company of the Transaction Documents to which it is a party have been duly authorized by all necessary corporate action on the part of the Company. The execution and delivery of the Transaction Documents by the Company, the performance of the obligations of the Company thereunder and the consummation by it of the transactions contemplated therein have been duly authorized and approved by the Company's Board of Directors and no further consent, approval or authorization of the Company, its Board of Directors or its stockholders is required. The Transaction Documents to which the Company is a party have been duly executed and delivered by the Company and are the valid and binding obligations of the Company, enforceable against the Company in accordance with their terms except as such enforceability may be limited by general principals of equity or applicable bankruptcy, insolvency, liquidation or similar laws relating to, or affecting creditor's rights and remedies.

4. The issuance and sale of the Commitment Shares and the Purchase Shares pursuant to the terms and conditions of the Common Stock Purchase Agreement has been duly authorized. ______ shares of Common Stock have been properly reserved for issuance as Purchase Shares in accordance with the Common Stock Purchase Agreement. The Commitment Shares have been issued in accordance with the Common Stock Purchase Agreement and are validly issued, fully paid and non-assessable and free of all taxes, liens, charges, restrictions, rights of first refusal and preemptive rights. When issued and paid for in accordance with the Common Stock Purchase Agreement, the Purchase Shares shall be validly issued, fully paid and non-assessable and free of all taxes, liens, charges, restrictions, rights of first refusal and preemptive rights. To our knowledge, the execution and delivery of the Registration Rights Agreement do not, and the performance by the Company of its obligations thereunder shall not, give rise to any rights of any other person for the registration under the Securities Act of any shares of Common Stock or other securities of the Company which have not been waived.

5. The execution, delivery and performance by the Company of the Transaction Documents, the consummation by the Company of the transactions contemplated thereby including the offering, sale and issuance of the Commitment Shares and the Purchase Shares in accordance with the terms and conditions of the Common Stock Purchase Agreement, and fulfillment and compliance with terms of the Transaction Documents, does not and shall not: (i) conflict with, constitute a breach of or default (or an event which, with the giving of notice or lapse of time or both, constitutes or could constitute a breach or a default), under (a) the Certificate of Incorporation or the Bylaws of the Company, (b) any material agreement, note, lease, mortgage, deed or other material instrument to which to our knowledge the Company is a party or by which the Company or any of its assets are bound, (ii) result in any violation of any statute, law, rule or regulation applicable to the Company, or
      (iii) to our knowledge, violate any order, writ, injunction or decree applicable to the Company or any of its subsidiaries.

6. As of the date hereof, the authorized capital stock of the Company consists of (i) ___________ shares of Common Stock, par value $_____ per share, of which to our knowledge ___________ shares are issued and outstanding, and (ii) ________ shares of preferred stock, par value $_____ per share of which to our knowledge ________ shares are issued and outstanding. Except as set forth on Schedule 3(c) of the Common Stock Purchase Agreement, to our knowledge, there are no outstanding shares of capital stock or other securities convertible into or exchangeable or exercisable for shares of the capital stock of the Company.

7. The Common Stock is registered pursuant to Section 12(g) of the Exchange Act. To our knowledge, since January 1, 1999, the Company has been in compliance with the reporting requirements of the Exchange Act applicable to it. To our knowledge, since January 1, 1999, the Company has not received any written notice from the Principal Market stating that the Company has not been in compliance with any of the rules and regulations (including the requirements for continued listing) of the Principal Market.

8. Other then which has been obtained and completed prior to the date hereof, no authorization, approval, consent, filing or other order of any federal or state governmental body, regulatory agency, self-regulatory organization or stock exchange or market, or the shareholders of the Company, or any court, or, to our knowledge, any third party, is required to be obtained by the Company to enter into and perform its obligations under the Transaction Documents or for the issuance and sale of the Commitment Shares or the Purchase Shares as contemplated by the Transaction Documents.

         We further advise you that to our knowledge, except as disclosed on
Schedule 3(h) in the Common Stock Purchase Agreement, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board or body, any governmental agency, any stock exchange or market, or self-regulatory organization, which has been threatened in writing or which is currently pending against the Company, any of its subsidiaries, any officers or directors of the Company or any of its subsidiaries or any of the properties of the Company or any of its subsidiaries.

         In addition, we have participated in the preparation of the Registration Statement (SEC File #________) covering the sale of the Purchase Shares and the Commitment Shares, including the prospectus dated ____________, contained therein, and have participated in conferences with officers and other representatives of the Company (including the Company's independent auditors) during which the contents of the Registration Statement and related matters were discussed and reviewed and, although we are not passing upon and do not assume any responsibility for the accuracy, completeness or fairness of the statements contained in the Registration Statement, on the basis of the information that was developed in the course of the performance of the services referred to above, considered in the light of our understanding of the applicable law, nothing came to our attention that caused us to believe that the Registration Statement (other than the financial statements and schedules and the other financial and statistical data included therein, as to which we express no belief), as of their dates, contained any untrue statement of a material fact or omitted to state any material fact necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading.

                                    EXHIBIT E

                          FORM OF OFFICER'S CERTIFICATE

             This Officer's Certificate ("Certificate") is being delivered pursuant to Section 7(e) of that certain Common Stock Purchase Agreement dated as of _________, ("Common Stock Purchase Agreement"), by and between ___________, a _______ corporation (the "Company"), and FUSION CAPITAL FUND II, LLC (the "Buyer"). Terms used herein and not otherwise defined shall have the meanings ascribed to them in the Common Stock Purchase Agreement.

             The undersigned, ___________, ______________ of the Company, hereby certifies as follows:

                  1. I am the _____________ of the Company and make the statements contained in this Certificate;

                  2. The representations and warranties of the Company are true and correct in all material respects (except to the extent that any of such representations and warranties is already qualified as to materiality in Section 3 of the Common Stock Purchase Agreement, in which case, such representations and warranties shall be true and correct without further qualification) as of the date when made and as of the Commencement Date as though made at that time (except for representations and warranties that speak as of a specific date);

                  3. The Company has performed, satisfied and complied in all material respects with covenants, agreements and conditions required by the Transaction Documents to be performed, satisfied or complied with by the Company at or prior to the Commencement Date.

         IN WITNESS WHEREOF, I have hereunder signed my name on this ___ day of
___________.

                                     ______________________________
                                     Name:
                                     Title:

         The undersigned as Secretary of ________, a ________ corporation, hereby certifies that ___________ is the duly elected, appointed, qualified and acting ________ of _________ and that the signature appearing above is his genuine signature.

                                    _____________________________
                                    Secretary

                                    EXHIBIT F

                           FORM OF COMPANY RESOLUTIONS

         WHEREAS, there has been presented to the Board of Directors of ________, (the "Corporation") a draft of a Common Stock Purchase Agreement (the "Purchase Agreement") by and among the Corporation and Fusion Capital Fund II, LLC ("Fusion"), providing for the purchase by Fusion of up to _____________ Dollars ($_________) of the Corporation's common stock, par value $___ (the "Common Stock"); and

         WHEREAS, after careful consideration of the Purchase Agreement, the documents incident thereto and other factors deemed relevant by the Board of Directors, the Board of Directors has determined that it is advisable and in the best interests of the Corporation to engage in to transactions contemplated by the Purchase Agreement.

                              Transaction Documents

         RESOLVED, that the transactions described in the Purchase Agreement are hereby approved and ____________________________________________ (the
"Authorized Officers") are severally authorized to execute and deliver the Purchase Agreement, and any other agreements or documents contemplated thereby (including, without limitation, a registration rights agreement (the "Registration Rights Agreement") providing for the sale of the shares of the Company's Common Stock issuable in respect of the Purchase Agreement) on behalf of the Corporation, with such amendments, changes, additions and deletions as the Authorized Officers may deem to be appropriate and approve on behalf of, the Corporation, such approval to be conclusively evidenced by the signature of an Authorized Officer thereon; and

         FURTHER RESOLVED, that the terms and provisions of the Registration Rights Agreement by and among the Corporation and Fusion are hereby approved and the Authorized Officers are authorized to execute and deliver the Registration Rights Agreement (pursuant to the terms of the Purchase Agreement), with such amendments, changes, additions and deletions as the Authorized Officer may deem appropriate and approve on behalf of, an Corporation, such approval to be conclusively evidenced by the signature of an Authorized Officer thereon; and

         FURTHER RESOLVED, that the terms and provisions of the Form of Transfer Agent Instructions (the "Instructions") are hereby approved and the Authorized Officers are authorized to execute and deliver the Instructions (pursuant to the terms of the Purchase Agreement), with such amendments, changes, additions and deletions as the Authorized Officers may deem appropriate and approve on behalf of, the Corporation, such approval to be conclusively evidenced by the signature of an Authorized Officer thereon; and

                         Execution of Purchase Agreement

         FURTHER RESOLVED, that the Corporation be and it hereby is authorized to execute the Purchase Agreement providing for the purchase of common stock of the Corporation having an aggregate value of up to $___________; and

                            Issuance of Common Stock

         FURTHER RESOLVED, that the Corporation is hereby authorized to issue the Commitment Shares

(as defined in the Purchase Agreement) and that, upon issuance of the Commitment Shares pursuant to the Purchase Agreement, the Commitment Shares will be duly authorized, validly issued, fully paid and nonassessable with no personal liability attaching to the ownership thereof; and

         FURTHER RESOLVED, that the Corporation is hereby authorized to issue shares of Common Stock upon the purchase of shares of Common Stock up to the available amount under the Purchase Agreement (the "Purchase Shares") in accordance with the terms of the Purchase Agreement and that, upon issuance of the Purchase Shares pursuant to the Purchase Agreement, the Purchase Shares will be duly authorized, validly issued, fully paid and nonassessable with no personal liability attaching to the ownership thereof; and

         FURTHER RESOLVED, that the Corporation shall initially reserve _________ shares of Common Stock for issuance as Purchase Shares under the Purchase Agreement.

                             Registration Statement

         The management of the Corporation has prepared an initial draft of a Registration Statement on Form ___ (the "Registration Statement") in order to register the sale of the Purchase Shares and the Commitment Shares (collectively, the "Shares"); and

         The Board of Directors has determined to approve the Registration Statement and to authorize the appropriate officers of the Corporation to take all such actions as they may deem appropriate to effect the Offering; and

         NOW, THEREFORE, BE IT RESOLVED, that the officers and directors of the Corporation be, and each of them hereby is, authorized and directed, with the assistance of counsel and accountants for the Corporation, to prepare, execute and file with the Securities and Exchange Commission (the "Commission") the Registration Statement, which Registration Statement shall be filed substantially in the form presented to the Board of Directors, with such changes therein as the Chief Executive Officer of the Corporation or any Vice President of the Corporation shall deem desirable and in the best interest of the Corporation and its shareholders (such officer's execution thereof including such changes shall be deemed to evidence conclusively such determination); and

         FURTHER RESOLVED, that the officers of the Corporation be, and each of them hereby is, authorized and directed, with the assistance of counsel and accountants for the Corporation, to prepare, execute and file with the Commission all amendments, including post-effective amendments, and supplements to the Registration Statement, and all certificates, exhibits, schedules, documents and other instruments relating to the Registration Statement, as such officers shall deem necessary or appropriate (such officer's execution and filing thereof shall be deemed to evidence conclusively such determination); and

         FURTHER RESOLVED, that the execution of the Registration Statement and of any amendments and supplements thereto by the officers and directors of the Corporation be, and the same hereby is, specifically authorized either personally or by the Authorized Officers as such officer's or director's true and lawful attorneys-in-fact and agents; and

         FURTHER RESOLVED, that the Authorized Officers are hereby is designated as "Agent for Service" of the Corporation in connection with the Registration Statement and the filing thereof with the Commission, and the Authorized Officers hereby are, authorized to receive communications and notices from the Commission with respect to the Registration Statement; and

         FURTHER RESOLVED, that the officers of the Corporation be, and each of them hereby is, authorized and directed to pay all fees, costs and expenses that may be incurred by the Corporation in connection with the Registration Statement; and

         FURTHER RESOLVED, that it is desirable and in the best interest of the Corporation that the Shares be qualified or registered for sale in various states; that the officers of the Corporation be, and each of them hereby is, authorized to determine the states in which appropriate action shall be taken to qualify or register for sale all or such part of the Shares as they may deem advisable; that said officers be, and each of them hereby is, authorized to perform on behalf of the Corporation any and all such acts as they may deem necessary or advisable in order to comply with the applicable laws of any such states, and in connection therewith to execute and file all requisite papers and documents, including, but not limited to, applications, reports, surety bonds, irrevocable consents, appointments of attorneys for service of process and resolutions; and the execution by such officers of any such paper or document or the doing by them of any act in connection with the foregoing matters shall conclusively establish their authority therefor from the Corporation and the approval and ratification by the Corporation of the papers and documents so executed and the actions so taken; and

         FURTHER RESOLVED, that if, in any state where the securities to be registered or qualified for sale to the public, or where the Corporation is to be registered in connection with the public offering of the Securities, a prescribed form of resolution or resolutions is required to be adopted by the Board of Directors, each such resolution shall be deemed to have been and hereby is adopted, and the Secretary is hereby authorized to certify the adoption of all such resolutions as though such resolutions were now presented to and adopted by the Board of Directors; and

         FURTHER RESOLVED, that the officers of the Corporation with the assistance of counsel be, and each of them hereby is, authorized and directed to take all necessary steps and do all other things necessary and appropriate to effect the listing of the Shares on the __________.

                               Approval of Actions

         RESOLVED, that, without limiting the foregoing, the Authorized Officers are, and each of them hereby is, authorized and directed to proceed on behalf of the Corporation and to take all such steps as deemed necessary or appropriate, with the advice and assistance of counsel, to cause the Corporation to consummate the agreements referred to herein and to perform its obligations under such agreements; and

         RESOLVED, that the Authorized Officers be, and each of them hereby is, authorized, empowered and directed on behalf of and in the name of the Corporation, to take or cause to be taken all such further actions and to execute and deliver or cause to be executed and delivered all such further agreements, amendments, documents, certificates, reports, schedules, applications, notices, letters and undertakings and to incur and pay all such fees and expenses as in their judgment shall be necessary, proper or desirable to carry into effect the purpose and intent of any and all of the foregoing resolutions, and that all actions heretofore taken by any officer or director of the Corporation in connection with the transactions contemplated by the agreements described herein are hereby approved, ratified and confirmed in all respects.

                                    EXHIBIT G

                       FORM OF TRANSFER AGENT INSTRUCTIONS

                               [Commencement Date]

[TRANSFER AGENT]
[Address]

Attn:  __________________

Ladies and Gentlemen:

         Reference is made to that certain Common Stock Purchase Agreement (the "Common Stock Purchase Agreement"), dated as of ____________, by and between _______, a _________ corporation (the "Company"), and FUSION CAPITAL FUND II, LLC (together with its assigns, the "Buyer"), pursuant to which the Company may sell to the Buyer up to ___________ Dollars ($_______) of the Company's common stock, par value $___ per share (the "Common Stock"). The shares of Common Stock to be purchased thereunder are referred to herein as, the "Purchase Shares." This letter shall serve as our irrevocable authorization and direction to you (provided that you are the transfer agent of the Company at such time) to issue the Purchase Shares to the Buyer from time to time upon surrender to you of a properly completed and duly executed Purchase Notice, in the form attached hereto as Exhibit I, and a Company Confirmation of Purchase Notice, in the form attached hereto as Exhibit II.

         Specifically, upon receipt by the Company of a copy of a Purchase Notice, the Company shall as soon as practicable, but in no event later than one
(1) Trading Day (as defined below) after receipt of such Purchase Notice, send, via facsimile, a Company Confirmation of Purchase Notice to the Buyer and to you, which confirmation shall constitute an irrevocable instruction to you to process such Purchase Notice in accordance with the terms of these instructions and the Company Confirmation of Purchase Notice. Upon your receipt of a copy of the executed Purchase Notice and a copy of the applicable Company Confirmation of Purchase Notice, you shall use your best efforts to, within one (1) Trading Day following the date of receipt of the Company Confirmation of Purchase Notice, (A) issue and surrender to a common carrier for overnight delivery to the address as specified in the Purchase Notice, a certificate, registered in the name of the Buyer or its designee, for the number of shares of Common Stock to which the Buyer shall be entitled as set forth in the Company Confirmation of Purchase Notice or (B) provided you are participating in The Depository Trust Company ("DTC") Fast Automated Securities Transfer Program, upon the request of the Buyer, credit such aggregate number of shares of Common Stock to which the Buyer shall be entitled to the Buyer's or its designee's balance account with DTC through its Deposit Withdrawal At Custodian ("DWAC") system provided the Buyer causes its bank or broker to initiate the DWAC transaction. ("Trading Day" shall mean any day on which the Nasdaq Market is open for customary trading.)

         The Company hereby confirms to you and the Buyer that certificates representing the Purchase Shares shall not bear any legend restricting transfer of the Purchase Shares thereby and should not be subject to any stop-transfer restrictions and shall otherwise be freely transferable on the books and records of the Company provided that the Company counsel delivers the Notice of Effectiveness set forth in Exhibit III attached hereto, and that if the Purchase Shares are not registered for sale under the Securities Act of 1933, as amended, then the certificates for the Purchase Shares shall bear the following legend:

         "THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED,

         OR APPLICABLE STATE SECURITIES LAWS. THE SECURITIES HAVE BEEN ACQUIRED FOR INVESTMENT AND MAY NOT BE OFFERED FOR SALE, SOLD, TRANSFERRED OR ASSIGNED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT FOR THE SECURITIES UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR APPLICABLE STATE SECURITIES LAWS, OR AN OPINION OF COUNSEL, IN A FORM REASONABLY ACCEPTABLE TO THE COMPANY, THAT REGISTRATION IS NOT REQUIRED UNDER SAID ACT OR APPLICABLE STATE SECURITIES LAWS OR UNLESS SOLD PURSUANT TO RULE 144 UNDER SAID ACT."

         The Company hereby confirms to you and the Buyer that no instructions other than as contemplated herein will be given to you by the Company with respect to the Purchase Shares.

         Please be advised that the Buyer is relying upon this letter as an inducement to purchase shares of Common Stock under the Common Stock Purchase Agreement and, accordingly, the Buyer is a third party beneficiary to these instructions.

         Should you have any questions concerning this matter, please contact me at (___) ___-____.

                                                     Very truly yours,

                                                     ___________________________

                                                     By:________________________

                                                     Name: __________________

                                                     Its:  __________________


ACKNOWLEDGED AND AGREED:
[TRANSFER AGENT]


By:__________________________________

Name:________________________________

Title________________________________

Date:________________________________


CC:  FUSION CAPITAL FUND II, LLC

                                    EXHIBIT I
                         TO TRANSFER AGENT INSTRUCTIONS

                             FORM OF PURCHASE NOTICE


See attached.




[Attach Exhibit A to Common Stock Purchase Agreement.]

                                   EXHIBIT II
                         TO TRANSFER AGENT INSTRUCTIONS

                 FORM OF COMPANY CONFIRMATION OF PURCHASE NOTICE


See attached.




[Attach Exhibit B to Common Stock Purchase Agreement.]

                                   EXHIBIT III
                         TO TRANSFER AGENT INSTRUCTIONS

                         FORM OF NOTICE OF EFFECTIVENESS
                            OF REGISTRATION STATEMENT

[Date]

[TRANSFER AGENT]
[Address]

Attn:  __________________

Ladies and Gentlemen:

          We are counsel to _______, a ___________ corporation (the "Company"), and have represented the Company in connection with that certain Common Stock Purchase Agreement (the "Common Stock Purchase Agreement") entered into as of _________, by and between the Company and FUSION CAPITAL FUND II, LLC (the "Buyer") pursuant to which (i) the Company may sell to the Buyer up to ___________ Dollars ($___________) of the Company's common stock, par value $____ per share (the "Common Stock" and the shares of Common Stock to be purchased thereunder are referred to herein as, the "Purchase Shares"), and (ii) the Company has agreed to issue to the Buyer _______ shares of Common Stock (the "Commitment Shares"). Pursuant to the Common Stock Purchase Agreement, the Company also has entered into a Registration Rights Agreement with the Buyer (the "Registration Rights Agreement") pursuant to which the Company agreed, among other things, to register the Purchase Shares and the Commitment Shares under the Securities Act of 1933, as amended (the "1933 Act"). In connection with the Company's obligations under the Common Stock Purchase Agreement and the Registration Rights Agreement, on _____________, the Company filed a Registration Statement (File No. 333-_____________) (the "Registration Statement") with the Securities and Exchange Commission (the "SEC") relating to the sale of the Purchase Shares and the Commitment Shares.

          In connection with the foregoing, we advise you that a member of the SEC's staff has advised us by telephone that the SEC has entered an order declaring the Registration Statement effective under the 1933 Act at [ENTER TIME OF EFFECTIVENESS] on [ENTER DATE OF EFFECTIVENESS] and we have no knowledge, after telephonic inquiry of a member of the SEC's staff, that any stop order suspending its effectiveness has been issued or that any proceedings for that purpose are pending before, or threatened by, the SEC and the Purchase Shares and the Commitment Shares are available for sale under the 1933 Act pursuant to the Registration Statement.

          The Buyer has confirmed it shall comply with all securities laws and regulations applicable to it including applicable prospectus delivery requirements upon sale of the Commitment Shares or the Purchase Shares.
                                                     Very truly yours,
                                                      [Company Counsel]

                                                     By:____________________

CC:   FUSION CAPITAL FUND II, LLC

                                    EXHIBIT H

                         FORM OF SECRETARY'S CERTIFICATE

         This Secretary's Certificate ("Certificate") is being delivered pursuant to Section 7(k) of that certain Common Stock Purchase Agreement dated as of __________, ("Common Stock Purchase Agreement"), by and between _______, a ________ corporation (the "Company") and FUSION CAPITAL FUND II, LLC (the "Buyer"), pursuant to which the Company may sell to the Buyer up to __________ Dollars ($___________) of the Company's Common Stock, par value $_____ per share (the "Common Stock"). Terms used herein and not otherwise defined shall have the meanings ascribed to them in the Common Stock Purchase Agreement.

The undersigned, ____________, Secretary of the Company, hereby certifies as follows:

                  1. I am the Secretary of the Company and make the statements contained in this Secretary's Certificate.

                  2. Attached hereto as Exhibit A and Exhibit B are true, correct and complete copies of the Company's bylaws ("Bylaws") and Certificate of Incorporation ("Articles"), in each case, as amended through the date hereof, and no action has been taken by the Company, its directors, officers or shareholders, in contemplation of the filing of any further amendment relating to or affecting the Bylaws or Articles.

                  3. Attached hereto as Exhibit C are true, correct and complete copies of the resolutions duly adopted by the Board of Directors of the Company on _____________, at which a quorum was present and acting throughout. Such resolutions have not been amended, modified or rescinded and remain in full force and effect and such resolutions are the only resolutions adopted by the Company's Board of Directors, or any committee thereof, or the shareholders of the Company relating to or affecting (i) the entering into and performance of the Common Stock Purchase Agreement, or the issuance, offering and sale of the Purchase Shares and the Commitment Shares and (ii) and the performance of the Company of its obligation under the Transaction Documents as contemplated therein.

                  4. As of the date hereof, the authorized, issued and reserved capital stock of the Company is as set forth on Exhibit D hereto.

                  IN WITNESS WHEREOF, I have hereunder signed my name on this ___ day of ____________.


                                       ____________________________
                                               Secretary


         The undersigned as ___________ of __________, a ________ corporation, hereby certifies that ____________ is the duly elected, appointed, qualified and acting Secretary of _________, and that the signature appearing above is his genuine signature.


                                       ______________________________

                                                                   Exhibit 10.56

Neither the warrant represented by this certificate (the "Warrant") nor the shares issuable upon exercise thereof (the "Warrant Shares") have been registered under the Securities Act of 1933, as amended (the "Act"), or registered or qualified under applicable state securities laws. Atlantic Technology Ventures, Inc. (the "Company") is not required to give effect to any transfer of the Warrant or the Warrant Shares unless (1) there is an effective registration statement under the Act with respect to the Warrant or the Warrant Shares, as applicable, and the Warrant or the Warrant Shares, as applicable, are registered or qualified under applicable state securities laws, or (2) the holder of the Warrant provides to Atlantic an opinion of counsel reasonably acceptable to Atlantic to the effect that such transfer may be made without registration under the Act and applicable state securities laws.


                       ATLANTIC TECHNOLOGY VENTURES, INC.
                               WARRANT CERTIFICATE


         This warrant certificate certifies that DIAN GRIESEL, or her permitted assigns (the "Holder"), is the owner of a warrant (the "Warrant") entitling her at any time prior to the Expiration Date to purchase from Atlantic Technology Ventures, Inc., a Delaware corporation ("Atlantic"), for a purchase price of $0.875 per share (the "Exercise Price"), 120,000 shares of common stock, par value $0.001 per share, of Atlantic (the "Common Stock"; those shares, "Warrant Shares"), the number of Warrant Shares and the Exercise Price being subject to adjustment as provided herein.

         1. Exercise. The Warrant is exercisable, at the option of the Holder, in whole or in part at any time after issuance and prior to the Expiration Date upon surrender of this warrant certificate to Atlantic, together with a duly completed Notice of Exercise in the form attached hereto as Annex A and payment to Atlantic, simultaneous with delivery of the Notice of Exercise, of an amount equal to the Exercise Price.

         2. Expiration Date. "Expiration Date" means 5:00 p.m. New York time on March 8, 2006.

         3. Vesting. The number of shares of Common Stock for which the Warrant is exercisable is 5,000 as of the date of this warrant certificate. That number will increase by 5,000 on the eighth day of each of the following 23 months, on condition that Dian Griesel continues serving as a consultant to Atlantic, and that number will cease increasing once Dian Griesel ceases serving as a consultant to Atlantic.

         4. Partial Exercise. The Warrant may be exercised in part by surrender of this Warrant Certificate in the manner provided in Section 1, except that the amount payable by the Holder on such partial exercise is the amount obtained by multiplying the number of Warrant Shares designated by the Holder in the Notice of Exercise by the Exercise Price then in effect. On any such partial exercise Atlantic at its expense must forthwith issue and deliver to or upon the order of the Holder a warrant certificate in the name of the Holder or as the Holder (upon payment by the Holder of any applicable transfer taxes) requests containing terms substantially identical to those contained in this Warrant Certificate evidencing a warrant for a number of Warrant Shares equal to the number of Warrant Shares remaining unpurchased.

         5. Registration and Transfer on Company Books. (a) Prior to due presentment for registration of transfer of this warrant certificate or the Warrant Shares, Atlantic may deem and treat the Holder as the absolute owner thereof, regardless of any notice to the contrary.

            (b) Atlantic shall register upon its books any transfer of this warrant certificate upon its surrender to Atlantic with a written instrument of transfer duly executed by the Holder or by a duly authorized attorney. Upon registration of transfer, Atlantic shall issue a new Warrant Certificate to the transferee and shall cancel the surrendered Warrant Certificate.

            (c) Neither the Warrant nor the Warrant Shares have been registered under the Securities Act of 1933, as amended (the "Act"), or registered or qualified under applicable state securities laws. Atlantic is not required to give effect to any transfer of the Warrant or the Warrant Shares unless (1) there is an effective registration statement under the Act with respect to the Warrant or the Warrant Shares, as applicable, and the Warrant or the Warrant Shares, as applicable, are registered or qualified under applicable state securities laws, or (2) the Holder provides to Atlantic an opinion of counsel reasonably acceptable to Atlantic to the effect that such transfer may be made without registration under the Act and applicable state securities laws.

         6. Limited Transferability. The Holder may not without the prior written consent of Atlantic transfer the Warrant or any Warrant Shares, which consent may not be unreasonably withheld.

         7. Reservation of Shares. Atlantic shall at all times reserve and keep available out of its authorized capital stock, solely for the purpose of issue upon exercise of the Warrant, the number of shares of capital stock then issuable upon the exercise of the Warrant. Atlantic shall upon issue cause all Warrant Shares to be duly and validly issued and fully paid and non-assessable and free from all taxes, liens and charges with respect to the issue thereof, and shall cause the Warrant Shares to be listed on each national securities exchange, if any, on which the other shares of Common Stock are then listed.

         8. Loss or Mutilation. Atlantic shall execute and deliver a new Warrant Certificate in lieu of one that has been lost, stolen, destroyed or mutilated upon receipt by Atlantic of reasonable evidence of ownership and either indemnity reasonably satisfactory to Atlantic (in the case of loss, theft or destruction) or surrender and cancellation of a mutilated Warrant Certificate.

         9. Adjustment of Purchase Price and Number of Warrant Shares. The number of Warrant Shares and the Purchase Price are subject to adjustment as follows:

(1) If at any time after the date hereof Atlantic (A) declares a dividend or makes a distribution on its outstanding shares of Common Stock payable in shares of its capital stock, (B) subdivides its outstanding shares of Common Stock through stock split or otherwise, (C) combines its outstanding shares of Common Stock into a smaller number of shares of Common Stock, or issues by reclassification of its Common Stock (including any reclassification in connection with a consolidation or merger in which Atlantic is the continuing corporation) other securities of Atlantic, the number or nature, or both, of the Warrant Shares on the record date thereof (in the case of a dividend) or at the effective time thereof (in the case of a subdivision, combination or reclassification) will be adjusted so as to entitle the Holder to receive after such time the number and nature of Warrant Shares or other securities of Atlantic which the Holder would have been entitled to receive by virtue of any of the events described above, had the Warrant been exercised immediately prior to such time.

(2) If Atlantic distributes to all holders of shares of Common Stock, or all holders of Common Stock otherwise become entitled to receive shares of capital stock of Atlantic (other than dividends or distributions on its Common Stock referred to in Section 9(a)(1)), evidences of its indebtedness or rights, options, warrants or convertible securities providing the right to subscribe for or purchase any shares of Atlantic's capital stock or evidences of its indebtedness (other than any rights, options, warrants or convertible securities referred to in Section 9(a)(2)), then in each case the number of Warrant Shares shall thereafter be determined by multiplying the number of Warrant Shares prior thereto by a fraction, the numerator of which is the Current Market Price on the record date mentioned below in this Section 9(a)(2), and the denominator of which is the Current Market Price on such record date minus the then fair value (as determined by the Board of Directors of Atlantic, in good faith, whose determination will be final, binding and conclusive on Atlantic and the Holder) of the shares of Atlantic's capital stock other than Common Stock, evidences of indebtedness, or of such rights, options, warrants or convertible securities, distributed with respect to each share of Common Stock. Such adjustment must be made whenever any such distribution is made, and is effective retroactively as of the record date for the determination of stockholders entitled to receive such distribution.

(3) In the event of any capital reorganization or any reclassification of the capital stock of Atlantic or in case of the consolidation or merger of Atlantic with another corporation (other than a consolidation or merger in which the outstanding shares of Common Stock are not converted into or exchanged for other rights or interests and other than a reclassification to which Section 9(a)(1)(D) applies), or in the case of any sale, transfer or other disposition to another corporation of all or substantially all the properties and assets of Atlantic, the Holder will thereafter be entitled to purchase (and it must be a condition to the consummation of such reorganization, reclassification, consolidation, merger, sale, transfer or other disposition that the Holder thereafter be entitled to purchase) the number and nature of shares of stock and other securities and property (including cash) which the Holder would have been entitled to receive had the Warrant been exercised immediately prior to the effective date of such reorganization, reclassification, consolidation, merger, sale, transfer or other disposition; and in any such case appropriate adjustments must be made in the application of the provisions of this
      Section 9 with respect to rights and interest thereafter of the Holder to the end that the provisions of this Section 9 thereafter be applicable, as near as reasonably may be, in relation to any shares or other property thereafter purchasable upon the exercise of the Warrant. The provisions of this Section 9(a)(3) are similarly apply to successive reorganizations, reclassifications, consolidations, mergers, sales, transfers or other dispositions.

(4) Whenever the number of Warrant Shares purchasable upon the exercise of the Warrant is adjusted, as provided in this Section 9(a), the Exercise Price must be adjusted by multiplying the Exercise Price immediately prior to such adjustment by a fraction, the numerator of which is the number of Warrant Shares immediately prior to such adjustment, and the denominator of which is the number of Warrant Shares immediately thereafter.

            (b) In the event Atlantic declares a dividend, or makes a distribution to the holders of shares of Common Stock generally, whether in cash, property or assets of any kind, or any dividend payable in stock or securities of any other issuer owned by Atlantic (excluding cash dividends payable out of current or retained earnings declared from time to time by Atlantic's Board of Directors or any dividend or distribution referred to in
Section 9(a)(1) or Section 9(a)(2)), the Exercise Price will be reduced, without any further action by the parties hereto, by the Per Share Value (as hereinafter defined) of the dividend. For purposes of this Section 9(b), the "Per Share Value" of a cash dividend or other distribution shall be the dollar amount of the distribution on each share of Common Stock and the "Per Share Value" of any dividend or distribution other than cash is equal to the fair market value of such non-cash distribution on each share of Common Stock as determined in good faith by the Board of Directors of Atlantic, whose determination will be final, binding and conclusive on Atlantic and the Holder.

            (c) No adjustment in the number of Warrant Shares, or in the Exercise Price, is required unless such adjustment would require an increase or decrease of at least 3% in the number of Warrant Shares or in the Exercise Price, except that any adjustments which by reason of this Section 9(c) are not required to be made will be carried forward and taken into account in any subsequent adjustment. All final results of adjustments to the number of Warrant Shares and the Exercise Price must be rounded to the nearest one hundredth of a share or the nearest cent, as the case may be. Anything in this Section 9 to the contrary notwithstanding, Atlantic is entitled, but not required, to make such changes in the number of Warrant Shares or in the Exercise Price, in addition to those required by this Section 9, as it in its discretion determines to be advisable in order to ensure that any dividend or distribution in shares of Common Stock, subdivision, reclassification or combination of shares of Common Stock, issuance of rights, warrants or options to purchase Common Stock, or distribution of shares of stock other than Common Stock, evidences of indebtedness or assets (other than distributions of cash out of retained earnings) or convertible or exchangeable securities hereafter made by Atlantic to the holders of its Common Stock does not result in any tax to the holders of Common Stock or securities convertible into Common Stock.

            (d) Whenever the number of Warrant Shares or the Exercise Price is adjusted, as herein provided, Atlantic shall mail to the Holder, at the address of the Holder shown on the books of Atlantic, a notice of such adjustment or adjustments, prepared and signed by the Chief Financial Officer or Secretary of Atlantic, setting forth the number of Warrant Shares and the Exercise Price after such adjustment, a brief statement of the facts requiring such adjustment and the computation by which such adjustment was made. In the absence of manifest error, this computation will be final, binding and conclusive on Atlantic and the Holder.

            (e) In the event that at any time prior to the Expiration Date and prior to exercise of the Warrant:

(1) Atlantic declares any distribution (other than a cash dividend or a dividend payable in securities of Atlantic with respect to the Common Stock); or

(2) Atlantic offers for subscription to the holders of the Common Stock any additional shares of stock of any class or any other securities convertible into Common Stock or any rights to subscribe thereto; or

(3) Atlantic declares any stock split, stock dividend, subdivision, combination, or similar distribution with respect to the Common Stock, regardless of the effect of any such event on the outstanding number of shares of Common Stock; or

(4) Atlantic declares a dividend, other than a dividend payable in shares of Atlantic's own Common Stock; or

(5)   there is any capital change in Atlantic as set forth in Section 9(a)(3);
      or

(6) there is a voluntary or involuntary dissolution, liquidation or winding up of Atlantic (other than in connection with a consolidation, merger or sale of all or substantially all of its property, assets and business as an entity);

(each such event hereinafter being referred to as a "Notification Event"), Atlantic shall cause to be mailed to the Holder, not less than 20 days prior to the record date, if any, in connection with such Notification Event (or as soon as practicable, if there is no record date, or if 20 days prior notice is impracticable) written notice specifying the nature of such event and the effective date of, or the date on which the books of Atlantic will close or a record will be taken with respect to, such event. Such notice must also set forth facts indicating the effect of such action (to the extent this effect is known at the date of such notice) on the Exercise Price and the kind and amount of the shares of stock or other securities or property deliverable upon exercise of the Warrant.

            (f) The form of Warrant Certificate need not be changed because of any change in the number of Warrant Shares or the Exercise Price, and any Warrant Certificate issued before or after such change may state the same number of Warrant Shares and the same Exercise Price as stated in the Warrant Certificates theretofore issued. Atlantic may, however, at any time, in its sole discretion, make any change in the form of Warrant Certificate that it deems appropriate and that does not affect the substance thereof, and any Warrant Certificates thereafter issued or countersigned, whether in exchange or substitution for an outstanding Warrant Certificate or otherwise, may be in the form as so changed.

         10. Voluntary Adjustment by Atlantic. Atlantic may, at its option, at any time reduce the then current Exercise Price to any amount deemed appropriate by the Board of Directors of Atlantic or extend the Expiration Date, or both.

         11. Fractional Shares. Anything contained herein to the contrary notwithstanding, Atlantic is not required to issue any fraction of a share of Common Stock in connection with the exercise of the Warrant. Upon exercise of the Warrant, Atlantic shall issue to the Holder the largest aggregate whole number of shares of Common Stock called for thereby upon receipt of the aggregate Exercise Price and shall pay a sum in cash equal to the remaining fraction of a share of Common Stock, multiplied by the Current Market Price (as determined pursuant to Section 12) as of the last business day preceding the date on which the Warrant is presented for exercise.

         12. Determination of Current Market Price. (a) As used herein, "Current Market Price" means, as of each date of determination, the following:

(1) if there is a public market for the Common Stock, the average of the daily market price per share of Common Stock for 20 consecutive days that the public market is open for business (each such day, a "Trading Day") before the date of determination; and

(2)   if there is no such public market, the Appraised Value Per Share.

            (b) The daily market price for each Trading Day is as follows:

(1) the last sale price on that Trading Day on the principal stock exchange on which the Common Stock is then listed or admitted to trading;

(2) if no sale takes place on that Trading Day on that exchange, the average of the last reported closing bid and asked prices on that Trading Day as officially quoted on that exchange;

(3) if the Common Stock is not then listed or admitted to trading on any stock exchange, the average of the last reported closing bid and asked prices on that Trading Day in the over-the-counter market, as furnished by the NASD's Automatic Quotation System or the National Quotation Bureau, Inc.;

(4) if neither NASD's Automatic Quotation System nor the National Quotation Bureau, Inc. is at the time engaged in the business of reporting such prices, as furnished by any similar Person then engaged in that business; or

(5) if there is no such Person, as furnished by any member of the NASD selected by the Holder and Atlantic or, if they cannot agree upon such selection, as selected by two such members of the NASD, one of which is selected by the Holder and one of which is selected by Atlantic.

            (c) As used in this warrant certificate, "Appraised Value Per Share" means, as of each date of determination, the fair saleable value of the Common Stock as of the last day of the most recent fiscal month ending prior to such date divided by the number of Fully Diluted Outstanding shares of Common Stock. The Appraised Value Per Share must be made by a U.S. investment banking firm of nationally recognized standing selected jointly by the Holder and Atlantic. If the Holder and Atlantic are unable to agree upon an investment banking firm, then the Holder and Atlantic shall each choose one such investment banking firm and the respective chosen firms must agree on another investment banking firm, which must make the determination. Atlantic shall retain, at its sole cost, the investment banking firm responsible for determining the Appraised Value Per Share. The Appraised Value Per Share must (1) be determined on a consolidated basis without giving effect to any discount for (A) minority interest or (B) any lack of liquidity of the Common Stock or, if applicable, Atlantic not having any class of equity registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and (2) must be based on the sale of Atlantic in an arms'-length sale between a willing buyer and a willing seller with neither acting under compulsion.

         13. Tax. The issuance of any shares or other securities upon the exercise of the Warrant, and the delivery of certificates or other instruments representing such shares or other securities, will be without charge to the Holder for any tax or other charge in respect of such issuance. Atlantic is not, however, required to pay any tax which may be payable in respect of any transfer involved in the issue and delivery of any certificate in a name other than that of the Holder and Atlantic is not required to issue or deliver any such certificate unless and until the person or persons requesting the issue thereof have paid to Atlantic the amount of such tax or have established to the satisfaction of Atlantic that such tax has been paid.

         14. Legend. The Warrant Shares issued on exercise of the Warrants will be subject to a stop transfer order and the certificate or certificates representing the Warrant Shares must bear the following legend:

         The securities represented by this certificate have not been registered under the Securities Act of 1933, as amended (the "Act"), or registered or qualified under applicable state securities laws. Atlantic Technology Ventures, Inc. ("Atlantic") is not required to give effect to any transfer of these securities unless (1) there is an effective registration statement under the Act with respect to these securities and these securities are registered or qualified under applicable state securities laws or (2) Atlantic is provided with an opinion of counsel reasonably acceptable to Atlantic to the effect that such transfer may be made without registration under the Act and applicable state securities laws pursuant to an applicable exemption from the registration requirements of the Act and those laws.

         15. No Rights as Stockholder. The Holder does not have solely on account of that status any rights of a stockholder of Atlantic, either at law or in equity, or to any notice of meetings of stockholders or of any other proceedings of Atlantic, except as provided in this warrant certificate.

         16. Notices. Every notice or other communication required or contemplated by this Warrant must be in writing and sent by one of the following methods: (1) personal delivery, in which case delivery is deemed to occur the day of delivery; (2) transmission by telecopy with acknowledgement of receipt, in which case delivery is deemed to occur the day of transmission; (3) certified or registered mail, postage prepaid, return receipt requested, in which case delivery is deemed to occur the day it is officially recorded as delivered to the intended recipient; (4) for delivery from a U.S. address to a non-U.S. address, or vice versa, delivery by recognized express delivery service such as Federal Express or DHL Worldwide Express, in which case delivery will be deemed to occur three days after sending; or (5) for delivery from one U.S. address to another, next-day delivery by recognized overnight delivery service such as Federal Express, in which case delivery is deemed to occur the day after sending. In each case, a notice or other communication sent to a party must be directed to the coordinates for that party set forth below, or to other coordinates designated by that party by written notice:

         if to the Holder, at her last known address appearing on the books of Atlantic maintained for such purpose; and

         if to Atlantic at:

         Atlantic Technology Ventures, Inc.
         350 Fifth Avenue
         Suite 5507
         New York, NY  10118
         Attention:  Frederic P. Zotos, President

         17. Governing Law. This warrant certificate is governed by the laws of the State of New York without regard to principles of conflict of laws.

         Atlantic is executing this warrant certificate as of March 8, 2001.

                                        ATLANTIC TECHNOLOGY VENTURES, INC.


                                        By:
                                           -------------------------------------
                                           Frederic P. Zotos
                                           President

                                                                         Annex A


                               NOTICE OF EXERCISE


         The undersigned hereby irrevocably elects to exercise the Warrant owned by the undersigned pursuant to the accompanying Warrant Certificate for, and to purchase thereunder, ______ shares of common stock, par value $0.001 per share, of Atlantic Technology Ventures, Inc., and herewith makes payment of the Exercise Price (as defined in the Warrant Certificate) of those shares in full as provided in the Warrant Certificate.


                                   ____________________________
                                   Print Name



                                   ____________________________
                                   Signature


                                   Address of Holder:

                                   ____________________________

                                   ____________________________

                                   ____________________________

                                   ____________________________