Form 10KSB/A
period 2000-12-31
ATLANTIC TECHNOLOGY VENTURES INC
filed 2001-07-16
CIK 1001316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

     [X] Annual Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended December 31, 2000

     [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ___to___

                         Commission File Number 0-27282
                         ------------------------------

                       ATLANTIC TECHNOLOGY VENTURES, INC.
               (Exact name of issuer as specified in its charter)

               Delaware                                  36-3898269
               --------                                  ----------
 (State or other jurisdiction                 (IRS Employer Identification No.)
  of incorporation or organization)

                350 Fifth Avenue, Suite 5507, New York, New York
                ------------------------------------------------
                 10118 (Address of principal executive offices,
                               including zip code)

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


Transitional Small Business Disclosure Format: Yes __   No X

                                   TABLE OF CONTENTS
                                   -----------------

                                                                                                               PAGE
                                                                                                               ----


PART I............................................................................................................1


ITEM 1.    DESCRIPTION OF BUSINESS................................................................................1

           General................................................................................................1
           Corporate Structure....................................................................................1
           Atlantic and Its Subsidiaries..........................................................................1
                Optex and the Catarex Technology..................................................................1
                CT-3 Technology...................................................................................3
                Gemini and the 2-5A Antisense Technology..........................................................6
                Our Diversification Strategy......................................................................6
           Employees..............................................................................................7
           Forward-Looking Statements.............................................................................7
           Recent  Developments...................................................................................7
                Sale of Optex Assets..............................................................................7
                Repurchase of Series B Preferred Stock............................................................7
                Common Stock Purchase Agreement with Fusion Capital Fund II, LLC..................................8
                Risk of Delisting.................................................................................8
           Risk Factors...........................................................................................8
                Our Financial Condition and Need for Substantial Additional Funding...............................8
                Our Operations....................................................................................9
                Our Securities...................................................................................11

ITEM 2.    Description of Property...............................................................................13


ITEM 3.    LEGAL PROCEEDINGS.....................................................................................13


ITEM 4.    Submission of Matters to a Vote of Security Holders...................................................14


PART II..........................................................................................................15


ITEM 5.    Market for Common Equity and Related Stockholder Matters..............................................15

           Recent Sales of Unregistered Securities...............................................................15

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.................................................................................18

           Overview..............................................................................................18
           Results of Operations.................................................................................18
           Liquidity And Capital Resources.......................................................................20
           Recently Issued Accounting Standards..................................................................22

ITEM 7.    consolidated Financial Statements.....................................................................22


ITEM 8.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..................................................................................22


PART III.........................................................................................................23


ITEM 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act.....................................................23

           Information Concerning Directors and Executive Officers...............................................23


                                   TABLE OF CONTENTS
                                   -----------------

                                                                                                               PAGE
                                                                                                               ----

           Section 16(a) Beneficial Ownership Reporting Compliance...............................................24

ITEM 10.   Executive Compensation................................................................................24

           Compensation of Executive Officers....................................................................24
           Options and Stock Appreciation Rights.................................................................25
           Option Exercise and Holdings..........................................................................27
           Long Term Incentive Plan Awards.......................................................................27
           Compensation of Directors.............................................................................27
           Employment Contracts and Termination of Employment and Change of Control Agreements...................28

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management........................................28


ITEM 12.   Certain Relationships and Related Transactions........................................................30


ITEM 13.   Exhibits List, and Reports on Form 8-K................................................................31

           INDEX TO CONSOLIDATED FINANCIAL
STATEMENTS.......................................................................................................39

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

         We have, however, expanded our focus, and now seek to develop and commercialize a diverse portfolio of patented technologies. Consistent with this, last year we changed our name from "Atlantic Pharmaceuticals, Inc." to our current name, "Atlantic Technology Ventures, Inc." Our acquisition of an ownership interest in a company that is currently developing high-speed fiber-optic communication technologies represents our first investment in an electronic infrastructure technology.

CORPORATE STRUCTURE

         We were incorporated in Delaware on May 18, 1993. Any technologies or rights to royalties or other revenues are held either by Atlantic or by our subsidiaries Optex Ophthalmologics, Inc., or "Optex," and Gemini Technologies, Inc., or "Gemini."

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

Relationship with Bausch & Lomb

         In May 1998, Optex entered into a development and licensing agreement pursuant to which it granted to Bausch & Lomb Surgical Incorporated, an affiliate of Bausch & Lomb, a worldwide license to its rights to the Catarex device. (For a description of the Catarex device, see "The Catarex Device and its Applications," below). Under this agreement, Bausch & Lomb was responsible for clinical testing, obtaining regulatory approval worldwide, and manufacturing and commercializing the Catarex device. In addition, Bausch & Lomb undertook to make milestone payments to Optex, as well as royalty payments on sales of the Catarex device, and was required to reimburse Optex for all of its costs, up to $2.5 million, related to the initial phase of development of the Catarex device. Prior to amendment of this agreement in September 1999, reimbursements from Bausch & Lomb were treated as a reduction of expenses and totaled $2,276,579 since the inception of the agreement.

         In September 1999, Optex and Bausch & Lomb Surgical amended this agreement to expand Optex's role in development of the Catarex surgical device. In addition to the basic design work provided for in the original agreement, Optex was required to deliver to Bausch & Lomb within a stated period of time a number of Catarex devices for use in clinical trials, and was required to assist Bausch & Lomb in developing manufacturing processes for scale-up of manufacture of the Catarex device. Bausch & Lomb reimbursed Optex for all costs, including labor, professional services and materials, that Optex incurred in delivering these Catarex devices and performing manufacturing services, and paid Optex a profit component based upon certain of those costs. As of December 31, 2000, development revenue under the September 1999 amendment totaled $6,251,798, with a net profit component of $1,250,360.

         Pursuant to an asset purchase agreement dated January 31, 2001, among Bausch & Lomb, a Bausch & Lomb affiliate, Atlantic, and Optex, on March 2, 2001, Optex sold to Bausch & Lomb substantially all its assets (mostly intangible assets with no book value), including all those related to the Catarex technology. Upon the sale, Atlantic and Optex have no further obligations to Bausch & Lomb. The purchase price was $3 million paid at closing. Optex is also entitled to receive additional consideration, namely $1 million, once Bausch & Lomb receives regulatory approval to market the Catarex device in Japan, royalties on net sales on the terms stated in the original development agreement dated May 14, 1998, between Bausch & Lomb and Optex, as amended, and minimum royalties of $90,000, $350,000, and $750,000 for the first, second, and third years, respectively, starting on first commercial use of the Catarex device or January 1, 2004, whichever is earlier. Optex also has the option to repurchase the acquired assets from Bausch & Lomb if it ceases developing the Catarex technology at fair value. Upon the sale, Bausch & Lomb's development agreement with Optex was terminated. As of December 31, 2000, and including the $3 million purchase price of Optex assets received on March 2, 2001, Bausch & Lomb payments to Optex have totaled $14,028,377, of which $6,750,360 was realized as net profit to Optex. Management believes that Bausch & Lomb will aggressively pursue commercialization of the assets purchased.

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

         In addition to the many pharmacological products, various alternative treatments have been utilized due to the continued need for additional types of pain management. The FDA estimated that there are approximately 9-12 million visits per year for acupuncture treatment of chronic pain. In addition, various herbs and nutritional supplements claim to relieve pain. Modified diets and various relaxation techniques have been utilized by some patients, seeking relief from their pain. Other devices, such as implanted opioid pumps, are marketed for chronic pain. This indicates that there is a continued need for alternative treatments to relieve pain.

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

         In 2000 we successfully filed an investigational new drug (IND) application with the FDA for CT-3 and signed a contract with Aster Clinical Research Center in Paris, France, to conduct the Phase I clinical trial. The clinical trial was designed to measure the safety and pharmacokinetics of CT-3 in human subjects. As expected, the Phase I clinical trial was successfully completed and showed that CT-3 was safe. There occurred no clinically-relevant adverse events and no evidence of marijuana-like psychoactivity was found.

         After completing the Phase I clinical trial, we increased our efforts to sublicense CT-3 to suitable strategic partners to assist in clinical development, regulatory approval filing, manufacturing and marketing of CT-3. We anticipate that by the fourth quarter of 2001 we will have found a corporate partner to continue the clinical development of CT-3. In addition, we are considering conducting a Phase II clinical trial ourselves. Since CT-3 appears to possess a wide range of therapeutic activity, we are carefully choosing an indication that we feel CT-3 would be most efficacious for and one that will strategically allow us to increase the licensing value of CT-3 in the most timely and cost effective manner.

         In addition, in the fourth quarter of 2000, the U.S. Patent and Trademark Office issued us a new US patent 6,162,829 that covers the use of analogs of CT-3 as analgesic or anti-inflammatory agents.

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

Proprietary Rights

         We have an exclusive worldwide license to four U.S. patents and corresponding foreign applications covering a group of compounds, including CT-3. The licensor is Dr. Sumner Burstein, a professor at the University of Massachusetts. This license extends until the expiration of the underlying patent rights. The primary U.S. patent expires in 2012 and the new analog patent 6,162,829 expires in 2017. We have the right under this license to sublicense our rights under the license. The license requires that we pay royalties to Dr. Burstein based on sales of products and processes incorporating technology licensed under the license, as well as a percentage of any income derived from any sublicense of the licensed technology. Furthermore, pursuant to the terms of the license, we must satisfy certain other terms and conditions in order to retain the license rights. If we fail to comply with certain terms of the license, our license rights under the license could be terminated.

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

         The purchase price for our ownership interest was $5 million in cash, 200,000 shares of our common stock and a warrant to purchase 200,000 shares of our common stock. TeraComm issued us 1,400 shares of its Series A preferred stock representing a 35% ownership interest. Taking into account the cash purchase price and the value of the common stock at the signing of the letter of intent, we valued this deal at $6,795,000. We are accounting for the investment in TeraComm in accordance with the equity method of accounting for investments since we have the ability to exert significant influence over TeraComm, including through our Board representation and other involvement with management of TeraComm.

         TeraComm is developing a fiberoptic transmitter that uses a high-temperature superconductor (HTS) material to switch a laser beam on and off with a high-speed electronic digital signal. HTS materials have zero electrical resistance at low temperatures (< 70 K), and also can have very high optical reflectance in their superconducting state while they can transmit light in their normal (non-superconducting) state. TeraComm discovered that a small electric current in an HTS material could switch the material between states, and do so very quickly - in less than a millionth millionth of a second. Because the HTS optical switch works best at far infrared wavelengths and these optical waves are too large to send through an optical fiber, the TeraComm invention employs an optical wavelength converter to change the waves to the band that is just right for the fiber.

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

         Due to our need to preserve our cash resources and due to our uncertainty regarding TeraComm's plans for developing its technology, we ultimately paid only $1 million of the $5 million cash portion of the purchase price. As a consequence, we were required to surrender to TeraComm a number of our shares of TeraComm's preferred stock, which had the effect of reducing to 14.4% our actual ownership interest. However, Atlantic continues to hold one seat on the Board of Directors and therefore continues to have the ability to exert significant influence.

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


                                    EMPLOYEES

         We currently have six employees.

                           FORWARD-LOOKING STATEMENTS

         The statements contained in this Annual Report on Form 10-KSB/A that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include the risks detailed below. We do not undertake to update any forward-looking statements.

                               RECENT DEVELOPMENTS

Sale of Optex Assets

         On March 2, 2001, Optex Ophthalmologics, Inc., our 81.2%-owned subsidiary, sold substantially all of its assets (mostly intangible assets with no book value), including those related to the Catarex technology, to Bausch & Lomb Incorporated for an initial payment of $3 million and ongoing royalty payment obligations upon product commercialization. For further details, see "Description of Business--Atlantic and Its Subsidiaries--Optex and the Catarex Technology."

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

       Our Financial Condition and Need for Substantial Additional Funding

Because we have not completed developing any of our products or generated any product sales, we expect to incur significant operating losses over the next several years and our ability to generate profits in the future is uncertain.

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

If we do not obtain additional funding, our ability to develop our technologies will be impeded.

         We will need substantial additional funds to develop our technologies. We will seek those funds through public or private equity or debt financings, through collaborative arrangements or from other sources (including exercise of the warrants we have issued giving the holder the right to purchase shares of our capital stock for a stated exercise price). Funding may not, however, be available on acceptable terms, if at all. Additionally, if our common stock is delisted from Nasdaq, we may find it still more difficult to obtain additional funding. Furthermore, pursuant to the common stock purchase agreement with Fusion Capital, and until its termination, we have agreed not to issue any variable-priced equity or variable-priced equity-like securities unless we have obtained Fusion Capital's prior written consent. This may further impede our ability to raise additional funding.

         As of December 31, 2000, we had a cash and cash equivalents balance of $2,663,583. We anticipate that our current resources will be sufficient to finance our currently anticipated needs for operating and capital expenditures for at least the next twelve months (See also Management's Discussion and Analysis).

                                 Our Operations

To develop our technologies, we may need to enter into collaborative agreements with others. Such agreements could limit our control.

         We do not have the resources to directly conduct full clinical development, obtain regulatory approvals, or manufacture or commercialize any of our proposed products, and we have no current plans to acquire such resources. Therefore, we depend upon others to carry out such activities. As a result, we anticipate that we may enter into collaborative agreements with third parties able to contribute to developing our technologies. Such agreements may limit our control over any or all aspects of development of our technologies.

We are in the early stages of developing our technologies and may not succeed in developing commercially viable products.

         To be profitable, we must, alone or with others, successfully commercialize our technologies. They are, however, in early stages of development, will require significant further research, development and testing, and are subject to the risks of failure inherent in the development of products based on innovative or novel technologies. They are also rigorously regulated by the federal government, particularly the U.S. Food and Drug Administration, or "FDA," and by comparable agencies in state and local jurisdictions and in foreign countries. Each of the following is possible with respect to any one of our products:

o that we will not be able to maintain our current research and development schedules;

o that, in the case of one of our pharmaceutical technologies, we will not be able to enter into human clinical trials because of scientific, governmental or financial reasons, or that we will encounter problems in clinical trials that will cause us to delay or suspend development of one of the technologies;

o    that the product will be found to be ineffective or unsafe;

o that government regulation will delay or prevent the product's marketing for a considerable period of time and impose costly procedures upon our activities;

o that the FDA or other regulatory agencies will not approve a given product or will not do so on a timely basis;

o that the FDA or other regulatory agencies may not approve the process or facilities by which a given product is manufactured;

o that our dependence on others to manufacture our products may adversely affect our ability to develop and deliver the products on a timely and competitive basis;

o that, if we are required to manufacture our own products, we will be subject to similar risks regarding delays or difficulties encountered in manufacturing the products, will require substantial additional capital, and may be unable to manufacture the products successfully or in a cost-effective manner;

o that the FDA's policies may change and additional government regulations and policies may be instituted, both of which could prevent or delay regulatory approval of our potential products; or

o that we will be unable to obtain, or will be delayed in obtaining, approval of a product in other countries, because the approval process varies from country to country and the time needed to secure approval may be longer or shorter than that required for FDA approval.


         Similarly, it is possible that, for the following reasons, we may be unable to commercialize, or receive royalties from the sale of, any given technology, even if it is shown to be effective:

o    if it is uneconomical;

o if, in the case of one of our pharmaceutical technologies or the Catarex device, it is not eligible for third-party reimbursement from government or private insurers;

o    if others hold proprietary rights that preclude us from commercializing it;

o    if others have brought to market equivalent or superior products;

o if others have superior resources to market similar products or technologies;

o if government regulation imposes limitations on the indicated uses of a product, or later discovery of previously unknown problems with a product results in added restrictions on the product or results in the product being withdrawn from the market; or

o if it has undesirable or unintended side effects that prevent or limit its commercial use.

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

Because we carry only a limited amount of product liability insurance, product liability claims brought against us could adversely affect our business.

         If we develop and commercialize any products, through third-party arrangements or otherwise, we may be exposed to product liability claims. Some of our license agreements require us to obtain product liability insurance when we begin clinical testing or commercialization of our proposed products and to indemnify our licensors against product liability claims brought against them as a result of the products developed by us. We may not be able to obtain such insurance at all or in sufficient amounts to protect us against such liability or at a reasonable cost.

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

         With regard to our minimum bid price, March 20, 2001, marked the thirtieth consecutive business day that the minimum bid price of our common stock was less than $1.00. This constituted a failure on our part to meet Nasdaq's continued inclusion requirement for minimum bid price. On March 22, 2001, Nasdaq notified us of this failure, and we had a period of 90 calendar days from that notice to comply with the continued inclusion standard for minimum bid price. To do so, we would have had to meet that standard for a minimum of 10 consecutive business days during the 90-day compliance period.

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

         If our securities are delisted, trading, if any, in the securities would thereafter be conducted in the over-the-counter market in the "pink sheets" or the National Association of Securities Dealers' "Electronic Bulletin Board." Consequently, the liquidity of our securities could be materially impaired, not only in the number of securities that could be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us, which could result in lower prices for our securities than might otherwise be attained and could also result in a larger spread between the bid and asked prices for our securities. In addition, if our securities are delisted it could materially and adversely affect our ability to raise funding.

         In addition, if our securities are delisted from trading on Nasdaq and the trading price of our common stock is less than $5.00 per share, our common stock will become a "penny stock." Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. In the event our securities are delisted, the penny stock rules may make it difficult for you to sell your shares of our stock. Because of the rules, there is less trading in penny stocks. Also, many brokers choose not to participate in penny stock transactions.

Because holders of our Series A preferred stock have rights superior to those of the holders of our common stock, in certain circumstances holders of our common stock may be adversely affected.

         Holders of shares of our outstanding Series A preferred stock can convert each share into 3.27 shares of our common stock without paying us any cash. The conversion price of shares of Series A preferred stock is $3.06 per share of common stock. Both the conversion rate and the conversion price may be adjusted in favor of holders of shares of Series A preferred stock upon certain triggering events. Accordingly, the number of shares of common stock that holders of shares of Series A preferred stock receive upon conversion may increase, which could adversely affect the prevailing market price of our securities.

         In addition, each February 7 and August 7 we are obligated to pay dividends, in arrears, to the holders of shares of Series A preferred stock, and the dividends consist of 0.065 additional shares of Series A preferred stock for each outstanding share of Series A preferred stock. Our issuing additional shares of Series A preferred stock without payment of any cash to us could adversely affect the prevailing market price of our securities.

         If we are liquidated, sold to or merged with another entity (and we are not the surviving entity after the merger), we will be obligated to pay holders of shares of Series A preferred stock a liquidation preference of $13.00 per share before any payment is made to holders of shares of common stock. After payment of the liquidation preference, we might not have any assets remaining to pay the holders of shares of common stock. The liquidation preference could adversely affect the market price of our securities.

         The holders of shares of Series A preferred stock have rights in addition to those summarily described. A complete description of the rights of the Series A preferred stock is contained in the certificate of designations of the Series A preferred stock filed with the Secretary of State of Delaware.

Given the limited trading volume of our shares, investors may experience delay in liquidating an investment in our securities.

         Our securities are traded on the Nasdaq SmallCap Market and lack the liquidity of securities traded on the principal trading markets. Accordingly, an investor may find it impossible to promptly liquidate an investment in our securities. Also, the sale of a large block of our securities could depress the price of our securities to a greater degree than a company that typically has a higher volume of trading in its securities.

Because many factors may have a significant impact upon the market price of our common stock, the market price of our common stock may continue to be highly volatile.

         The market price of our common stock has been highly volatile, and we expect that this will continue to be the case. Many factors, including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, government regulation, developments or disputes relating to agreements, patents or proprietary rights, may have a significant impact on the market price of our stock. In addition, the potential dilutive effects of future sales of shares of common stock by us and by stockholders, including Fusion Capital pursuant to this prospectus, and the subsequent sale of common stock by the holders of warrants and options could depress the market price of our securities.

Sale of shares of our common stock to Fusion Capital may cause dilution, and sale of those shares by Fusion Capital could cause the price of our common stock to decline.

         The purchase price for the common stock to be issued to Fusion Capital under the common stock purchase agreement will fluctuate based on the closing price of our common stock.

         All shares registered in this offering will be freely tradeable. However, Fusion Capital has agreed that it will not sell or otherwise transfer the commitment shares until the earliest of termination of the common stock purchase agreement, our default under the agreement, or approximately 30 months from the date of the common stock purchase agreement. Fusion Capital may at any time sell none, some or all of the shares of common stock purchased from us. We expect that shares registered in this offering will be sold over a period of up to 30 months from the date of this prospectus. Depending upon market liquidity at the time, a sale of shares under this offering at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock under this offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity related securities in the future at a time and at a price that it might otherwise wish to effect sales.

The existence of the agreement with Fusion Capital to purchase shares of our common stock could cause downward pressure on the market price of our common stock.

         Both the actual dilution and the potential for dilution resulting from sales of our common stock to Fusion could cause holders to elect to sell their shares of our common stock, which could cause the trading price of our common stock to decrease. In addition, prospective investors anticipating the downward pressure on the price of the Atlantic common stock due to the shares available for sale by Fusion Capital could refrain from purchases or effect sales in anticipation of a decline of the market price.

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

         None.

PART II


ITEM 5.  Market for Common Equity and Related Stockholder Matters

         Our common stock is listed on the Nasdaq SmallCap Market. The following table sets forth the high and low closing price for our common stock as quoted, in U.S. dollars, by Nasdaq during each quarter within the last two fiscal years:

======================================================
   Quarter Ended               High           Low
======================================================
   March 31, 1999               $3.125       $1.313
------------------------------------------------------
   June 30, 1999                $2.469       $1.063
------------------------------------------------------
   September 30, 1999           $2.375       $1.125
------------------------------------------------------
   December 31, 1999            $2.25        $1.25
------------------------------------------------------
   March 31, 2000              $10.625       $1.375
------------------------------------------------------
   June 30, 2000                $6.375       $2.50
------------------------------------------------------
   September 30, 2000           $5.00        $2.50
------------------------------------------------------
   December 31, 2000            $3.313       $0.406
------------------------------------------------------

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

RECENT SALES OF UNREGISTERED SECURITIES

Issuance to Joseph Stephens & Company, Inc.

         On January 4, 2000, we entered into a Financial Advisory and Consulting Agreement with Joseph Stevens & Company, Inc. ("Joseph Stevens"). In this agreement, we engaged Joseph Stevens to provide us with investment banking services from January 4, 2000 until January 4, 2001. As partial compensation for the services to be rendered by Joseph Stevens, we issued them three warrants, each warrant entitling Joseph Stevens to purchase 150,000 shares of our common stock.

         The issuance of the warrants did not involve any public offering and therefore was exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the "Act") pursuant to Section 4(2) of the Act.

         The exercise price of each warrant is as follows:

=======================================================

   Warrant Number                        Exercise
                       No. of Shares       Price
=======================================================
   No.1               150,000            $2.50
-------------------------------------------------------
   No.2                150,000            $3.50
-------------------------------------------------------
   No.3                150,000            $4.50
=======================================================

         Each warrant may only be exercised when the market price of a share of common stock is at least $1.00 greater than the exercise price of that warrant. In connection with issuance of the warrants, Atlantic and Joseph Stevens entered into a letter agreement granting Joseph Stevens registration rights in respect of the shares of common stock issuable upon exercise of the warrants.

Issuance to TeraComm Research, Inc.

         On May 12, 2000, we acquired shares of preferred stock representing a 35% ownership interest in TeraComm Research, Inc. ("TeraComm"), a privately-held company that is developing next-generation high-speed fiberoptic communications technologies. The purchase price for this ownership interest was $5,000,000 in cash, 200,000 shares of our common stock, and a warrant to purchase a further 200,000 shares of our common stock. The warrants have a term of three years and are exercisable at $8.975 per share of common stock, but only if the market price of our common stock is $30 or more. We are accounting for the investment in TeraComm in accordance with the equity method of accounting for investments since we have the ability to exert significant influence over TeraComm, including through our Board representation.

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

         When we failed to make the first $1,000,000 payment by midnight at the end of December 30, 2000, we were deemed to have surrendered to TeraComm a proportion of our TeraComm shares equal to the proportion of the dollar value of the purchase price for our TeraComm shares ($6,795,000) that was represented by the unpaid $4,000,000 of the cash portion of the purchase price. This had the effect of reducing to 14.4% our actual ownership interest in TeraComm. However, Atlantic continues to hold one seat on the Board of Directors and therefore continues to have the ability to exert significant influence.

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

Issuance to Dian Griesel

         On March 8, 2001, Atlantic entered into an agreement with The Investor Relations Group, Inc., or "IRG," under which IRG will provide Atlantic investor relations services. Pursuant to this agreement Atlantic issued to Dian Griesel warrants to purchase 120,000 shares of its common stock. The term of the warrants is five years and the exercise price of the warrants is $0.875, and they will vest in 5,000 share monthly increments over a 24 month period. In addition, should Atlantic's stock price reach $2.50, Atlantic will grant Ms. Griesel an additional 50,000 warrants. Should Atlantic's stock price reach $5.00, Atlantic will grant Ms. Griesel a further 50,000 warrants. As a result, Atlantic recorded compensation expense relating to these stock warrants of $11,971 for the three month period ended March 31, 2001 and will remeasure the compensation expense at the end of each reporting period until the final measurement date is reached in 24 months.

         The issuance of the warrants did not involve any public offering and therefore was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion includes "forward-looking" statements that reflect our current views with respect to future events and financial performance. We use words such as we "expect," "anticipate," "believe," and "intend" and similar expressions to identify forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, particularly those risks identified in the "Risk Factors" section of this Annual Report, and should not unduly rely on these forward looking statements.

OVERVIEW

         We were incorporated in Delaware on May 18, 1993, and commenced operations on July 13, 1993. We are engaged in the development of biomedical and pharmaceutical products and technologies. We have rights to two technologies which we believe may be useful in the treatment of a variety of diseases, including cancer, infectious disease, and pain and inflammation, and we are entitled to royalties and other revenues in connection with a third technology, relating to the treatment of ophthalmic disorders. Our existing products and technologies under development are each held either by us or our subsidiaries. We have been unprofitable since inception and expect to incur substantial additional operating losses over the next several years. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10 - KSB/A.

Results of Operations

         From the commencement of operations through December 31, 2000, we have generated $9,118,457 of revenue.

2000 Versus 1999

         In accordance with a development agreement as amended in September 1999, Bausch & Lomb Surgical paid our subsidiary, Optex, for developing its Catarex technology, plus a profit component. For the year ended December 31, 2000, this agreement provided $5,169,288 of development revenue, and the related cost of development revenue was $4,135,430. For the year ended December 31, 1999, this agreement provided $1,082,510 of development revenue, and the related cost of development revenue was $866,008 which solely represented the activity for the fourth quarter of 1999. On March 2, 2001, Optex sold substantially all of its assets, including those related to the Catarex technology, to Bausch & Lomb. As described below, the development agreement was terminated and we will no longer receive development revenue under that agreement.

         Research and development expenditures consist primarily of costs associated with research and development personnel; the cost of operating our research and development laboratories; payments made under our license agreements, sponsored research agreements, research agreements with institutes, and consultants' agreements with its licensors, scientific collaborators, and research institutes; and costs related to patent filings and maintenance. For the year ended December 31, 2000, our research and development expense was $1,130,345 as compared to $1,091,291 for the year ended December 31, 1999. The 1999 expense is presented net of nine months of Bausch & Lomb reimbursements of $1,044,708 received prior to the September 1999 amendment described in the preceding paragraph. This increase was due to increased expenditures for the year on certain development projects, including the costs associated with the completion of a successful Phase I study for our CT-3 compound during 2000.

         During 2000, we made an investment in TeraComm Research, Inc., accounted for under the equity method of accounting, of $1,000,000 cash as well as common stock and a warrant to purchase common stock, together valued at $1,800,000. Of the $2,800,000 purchase price, we expensed $2,653,382 as acquired in-process research and development, as no capitalizable intangible assets are present at TeraComm, as its product development activity is in the very early stages and has no alternative future use at this time. The TeraComm investment is accounted for in accordance with the equity method of accounting for investments as we continue to have the ability to exert significant influence over TeraComm through our Board seat and other involvement with management.

         General and administrative expenses consist primarily of expenses associated with corporate operations, legal, finance and accounting, human resources and other general operating costs. For the year ended December 31, 2000, our general and administrative expense was $2,235,535 as compared to $1,941,425, which is net of Bausch & Lomb reimbursements of $184,360 for the year ended December 31, 1999 received prior to the September 1999 amendment. This increase was due to costs incurred in hiring and relocating executives, an increase in payroll costs over last year, and an increase in fees for professional services attributable to legal filings and due diligence relating to fundraising efforts and certain investments.

         In 2000, we had $1,020,128 of expense associated with warrants issued to Joseph Stevens & Company as partial compensation for investment banking services provided by Joseph Stevens & Company during 2000. Compensation expense relating to these investment banking services represents a general and administrative expense.

         For the year ended December 31, 2000, our interest and other income was $92,670 compared to $292,630 for the year ended December 31, 1999. This decrease was primarily due to a decline in our cash reserves, which resulted in decreased interest income. For the year ended December 31, 2000, our share of losses of TeraComm amounted to $79,274.

         Net loss applicable to common shares for the year ended December 31, 2000, was $6,847,749 as compared to a net loss applicable to common shares of $2,760,881 for the year ended December 31, 1999. This increase in net loss applicable to common shares is primarily attributable to acquired in-process research and development expense relating to our investment in TeraComm of $2,653,382. In the year ended December 31, 2000, we recorded compensation expense of $1,020,865 relating to stock warrants issued to Joseph Stevens & Co. which did not exist during 1999. Net loss applicable to common shares in 2000 also included a dividend paid upon the repurchase of the outstanding Series B preferred stock of $233,757 which was not paid in 1999. We also issued preferred stock dividends on our Series A preferred stock for which the estimated fair value of $811,514 and $314,366 was included in the net loss applicable to common shares for the years ended December 2000 and 1999, respectively. The increase in the estimated fair value of these dividends as compared to the prior year is partially a reflection of an increase in our stock price. Going forward, with the termination of our agreement with Bausch & Lomb, described below, we will no longer have the revenue or profits associated with that agreement available to us. For the year ended December 31, 2000, we received $5,169,288 in development revenue from Bausch & Lomb as compared with $1,082,510 in 1999.

  1999 Versus 1998

         During 1999, Optex's development agreement with Bausch & Lomb was amended to include a profit component. Fees earned from the date of the amendment are presented in our financial statements as development revenue. Prior to amendment of this agreement in September 1999, reimbursements from Bausch & Lomb, which represented pass-through expenses, were treated as a reduction of expenses and totaled $2,276,579 since the inception of the agreement. Reimbursements made under the agreement in 1999 reduced our research and development expenses by $1,044,708 and general and administrative expenses by $184,360. Net general and administrative expenses for the year ended December 31, 1999, were $1,941,425 as compared to $2,668,508 for the corresponding period in 1998. This decrease was primarily attributable to a general reduction in corporate overhead associated with reduced corporate staffing, patent prosecution fees, advertising, and travel expenses.

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

         Net loss applicable to common shares for the year ended December 31, 1999, was $2,760,881 as compared to a net loss applicable to common shares of $4,381,779 for the year ended December 31, 1998. This decrease in net loss is primarily attributable to an imputed preferred stock dividend on our Series A preferred stock of 1,628,251 in 1998 compared to a preferred stock dividend on our Series A preferred stock of $314,366 in 1999. In addition, research and development expenses decreased by $1,945,064 from 1998 to 1999 and general and administrative expenses decreased by $727,083 from 1998 to 1999 as a result of our efforts to scale back on these expenses in 1999. This decrease in expenses is partially offset by $2,500,000 of license revenue which was recognized in 1998 from our agreement with Bausch and Lomb. This is compared with total revenue net of cost of development for 1999 of $293,571 in 1999 subsequent to the September 1999 amendment with Bausch & Lomb.

LIQUIDITY AND CAPITAL RESOURCES

         From inception to December 31, 2001, we incurred an accumulated deficit of $24,826,334, and we expect to continue to incur additional losses through the year ending December 21, 2000 and for the foreseeable future. The loss has been incurred through primarily research and development activities related to our various technologies under our control.

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

         Pursuant to an asset purchase agreement dated January 31, 2001, among Bausch & Lomb, a Bausch & Lomb affiliate, Atlantic, and Optex, on March 2, 2001, Optex sold to Bausch & Lomb substantially all its assets (mostly intangible assets with no book value), including all those related to the Catarex technology. Upon the sale, Atlantic and Optex have no further obligations to Bausch & Lomb. The purchase price was $3 million paid at closing (approximately $564,000 of which was distributed to the minority shareholders). In addition, Optex is entitled to receive additional consideration, namely $1 million once Bausch & Lomb receives regulatory approval to market the Catarex device in Japan, royalties on net sales on the terms stated in the original development agreement dated May 14, 1998, between Bausch & Lomb and Optex, as amended, and minimum royalties of $90,000, $350,000, and $750,000 for the first, second, and third years, respectively, starting on first commercial use of the Catarex device or January 1, 2004, whichever is earlier. Optex also has the option to repurchase the acquired assets from Bausch & Lomb if it ceases developing the Catarex technology at fair value. Upon the sale of Opetx assets, Bausch & Lomb's development agreement with Optex was terminated. Upon the closing of the asset purchase agreement, Optex agreed to forgo future contingent payments in exchange for the receipt of a one-time $3 million payment and the same potential for future royalties.

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

         On May 12, 2000, we acquired shares of preferred stock representing a 35% ownership interest in TeraComm Research, Inc. ("TeraComm"), a privately held company that is developing next-generation high-speed fiber optic communications technologies. The purchase price for this ownership interest was $5,000,000 in cash, 200,000 shares of our common stock, and a warrant to purchase a further 200,000 shares of our common stock. Of the $5,000,000 cash portion of the purchase price, we paid $1,000,000. We are accounting for the investment in TeraComm in accordance with the equity method of accounting for investments since we have the ability to exert significant influence over TeraComm, including through our Board representation.

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

         At December 31, 2000, we had $2,663,583 in cash and cash equivalents and working capital of $798,726. We anticipate that our current resources, together with $2.4 million in net proceeds from the Bausch & Lomb asset purchase agreement, less $617,067 used to repurchase the remaining shares of our Series B preferred stock (see above), will be sufficient to finance our currently anticipated needs for operating and capital expenditures for at least the next twelve months. In addition, we will attempt to generate additional capital through a combination of collaborative agreements, strategic alliances, and equity and debt financing. However, we can give no assurance that we will be able to obtain additional capital through these sources or upon terms acceptable to us.

         We have the following short term and long term liquidity needs. Our cash utilized for operations for the next year is expected to be approximately $200,000 per month. Currently, these expected operating expenses include approximately $70,000 per month for research and pre-clinical development expenses and approximately $130,000 for general and administrative expenses. Based on our cash position of $2,663,583 at December 31,2000, we will either have to raise additional funds within the next twelve months to fund our current spending requirements or we will have to reduce or eliminate the planned levels of development activities. Since we do not have significant fixed cash commitments, we have the option of significantly cutting or delaying our development activities as may be necessary.

         We are at risk of being delisted from the Nasdaq SmallCap Market. As of March 20, 2001, we had the thirtieth consecutive business day that the minimum bid price of our common stock was less than $1.00. This constituted a failure on our part to meet Nasdaq's continued inclusion requirement for minimum bid price. On March 22, 2001, Nasdaq notified us of this failure, and we have a period of 90 calendar days from that notice to comply with the continued inclusion standard for minimum bid price. We can do so by meeting the standard for a minimum of 10 consecutive business days during the 90 day compliance period.

         In addition, the consolidated financial statements included within this Annual Report show that on December 31, 2000, our net tangible assets were less than $2 million. Consequently, we expect to receive a deficiency notice from Nasdaq notifying us that we have ten days to submit a plan to achieve and sustain long-term compliance with all applicable listing criteria. If Nasdaq is not satisfied with the plan that we submit or if we do not submit a plan, we will then receive a staff determination from Nasdaq. Upon receipt of the staff determination, we will have seven days to appeal the staff determination and request a hearing before Nasdaq's Listing Qualifications Panel (the "panel"), and such a request will generally stay the delisting pending a determination by the panel (called a "panel decision"). Failure to request a hearing within seven calendar days will result in automatic delisting. In addition, if our securities were delisted, it could materially and adversely affect our ability to raise additional funding.



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

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

         For a list of the consolidated financial statements filed as part of this report, see the Index to Consolidated Financial Statements at page 39.

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


                           SUMMARY COMPENSATION TABLE

---------------------------------- -------- ------------------------------------------- -------------------- -------------------
                                                       Annual Compensation              Long-Term            All Other
                                                                                        Compensation         Compensation ($)
                                            ------------------------------------------- -------------------- -------------------
                                                                                        Awards
---------------------------------- -------- ------------ ------------ ----------------- -------------------- -------------------
Name and Principal Position        Year     Salary($)    Bonus($)     Other Annual      Securities
                                                                      Compensation ($)  Underlying
                                                                                        Options/SARs(#)
---------------------------------- -------- ------------ ------------ ----------------- -------------------- -------------------
A. Joseph Rudick, M.D.(1)          2000         123,750      111,174            0          25,000               84,674(2)
  Chief Executive Officer          1999               0       23,502            0          87,000(3)            81,523(4)
                                   1998               0            0            0          10,000                     0
---------------------------------- -------- ------------ ------------ ----------------- -------------------- -------------------
Frederic P. Zotos, Esq. (5)        2000         131,250       50,000       10,000(6)      250,000               14,750(7)
  President                        1999               0            0            0          37,000                2,600(8)
                                   1998               0            0            0            0                     0
---------------------------------- -------- ------------ ------------ ----------------- -------------------- -------------------
Nicholas J. Rossettos, C.P.A.(9)   2000          91,146       25,000       10,000(10)      50,000                     0
  Chief Financial Officer,         1999               0            0            0               0                     0
  Treasurer and Secretary          1998               0            0            0               0                     0
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
----------------------------------- ---------------------- ------------------------- ---------------- --------------
------------------------

(1) Each option has a maximum term of ten years, subject to earlier termination in the event of the optionee's cessation of service with Atlantic. Dr. Rudick's options became exercisable as follows: (1) the first option for 100,000 shares of common stock, 25% on April 3, 2000 and 25% each of the first three anniversaries of the date of granting; (2) the second option for 25,000 shares of common stock, 25% upon granting and 25% each of the first three anniversaries of the date of granting. Mr. Zotos' options are exercisable as follows: (1) the first option for 100,000 shares of common stock, 25% upon granting and 25% each of the first three anniversaries of the date of granting; (2) the second option for 150,000 shares of common stock, 25% upon granting and 25% each of the first three anniversaries of the date of granting. Mr. Rossettos' options for 50,000 shares of common stock are exercisable as follows: 25% upon granting and 25% upon each of the first three anniversaries of the date of granting. Options for the remainder of the employees are exercisable as follows: (1) the option for 20,000 shares of common stock, 25% upon granting and 25% upon each of the first three anniversaries of the date of granting; (2) the option for 50,000 shares of common stock, 25% upon granting and 25% upon each of the first three anniversaries of the date of granting. Each option will become immediately exercisable in full upon an acquisition of Atlantic by merger or asset sale, unless the option is assumed by the successor entity. Each option includes a limited stock appreciation right pursuant to which the optionee may surrender the option, to the extent exercisable for vested shares, upon the successful completion of a hostile tender for securities possessing more than 50% of the combined voting power of Atlantic's outstanding voting securities. In return for the surrendered option, the optionee will receive a cash distribution per surrendered option share equal to the excess of (1) the highest price paid per share of common stock in that hostile tender offer over (2) the exercise price payable per share under the cancelled option.

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


             AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR ("FY")
                            AND FY-END OPTION VALUES

----------------------------- -------------- ---------------- -------------------------------- ------------------------------------

Name                             Shares           Value       No. of Securities Underlying     Value of Unexercised In-the-Money
                                Acquired      Realized (1)    Unexercised Options/SARs at      Options/SARs at FY-End (Market
                               on Exercise                    FY-End (#)                       price of shares at FY-End less
                                                                                               exercise price) ($)(2)
                                                              -------------- ----------------- ----------------- ------------------
                                                               Exercisable    Unexercisable      Exercisable       Unexercisable
----------------------------- -------------- ---------------- -------------- ----------------- ----------------- ------------------
A. Joseph Rudick, M.D.              0               -            94,361          127,639              0                  0
----------------------------- -------------- ---------------- -------------- ----------------- ----------------- ------------------
Frederic P. Zotos                   0              --            92,833          194,167              0                  0
----------------------------- -------------- ---------------- -------------- ----------------- ----------------- ------------------
Nicholas J. Rossettos               0              --            12,500           37,500              0                  0
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

                                             NUMBER OF      % OF TOTAL SHARES
NAME AND ADDRESS                             SHARES              OUTSTANDING (1)
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

(5) Represents options exercisable within 60 days of March 30, 2001. 50,000 shares of common stock are exercisable pursuant to stock options granted on April 12, 2000 for 100,000 shares, of which 25% or 25,000 shares were exercisable on issuance, then an additional 25% annually thereafter; an additional 75,000 shares are exercisable pursuant to stock options granted on April 12, 2000 for 150,000, of which 25% or 37,500 were exercisable on issuance, then an additional 25% annually thereafter; an additional 25,000 shares are exercisable pursuant to stock options granted October 21, 1999, all of which were immediately exercisable; an additional 2,000 shares are exercisable pursuant to stock options granted September 23, 1999 for 2,000 shares, all of which were exercisable after one year; and an additional 6,666 shares are exercisable pursuant to stock options granted May 28, 1999 for 10,000 shares, exercisable in three equal annual amounts exercisable starting one year from grant date.

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

(7) Represents options exercisable within 60 days of March 30, 2000. 25,000 shares of common stock are exercisable pursuant to stock options granted September 29, 2000, all of which were immediately exercisable; an additional 2,000 shares are exercisable pursuant to stock options granted September 29, 2000, all of which were immediately exercisable; and an additional 11,500 shares are exercisable pursuant to stock options for 23,000 shares granted on April 6, 2000, of which 25% or 5,570 were exercisable on issuance, and then an additional 25% annually thereafter.

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

         On January 4, 2000, we entered into a Financial Advisory and Consulting Agreement with Joseph Stevens & Company, Inc. In this agreement, we engaged Joseph Stevens to provide us with investment banking services from January 4, 2000 until January 4, 2001. As partial compensation for the services to be rendered by Joseph Stevens, we issued them three warrants, each warrant entitling Joseph Stevens to purchase 150,000 shares of our common stock. The exercise price and exercise period of each warrant is as follows:



================================================================================================================
   Warrant Number                        Exercise
                       No. of Shares       Price                            Exercise Period
================================================================================================================
   No.1               150,000            $2.50           1/4/00 through 1/4/05
----------------------------------------------------------------------------------------------------------------
                                                          1/4/01 through 1/4/06 (subject to vesting in equal
   No.2                150,000            $3.50           monthly increments from 1/4/00-1/4/01)
----------------------------------------------------------------------------------------------------------------
                                                          1/4/02 through 1/4/07 (subject to vesting in equal
   No.3                150,000            $4.50           monthly increments from 1/4/00-1/4/01)
================================================================================================================


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

3.3(5)    Certificate of Designations of Series A Convertible Preferred Stock.

3.4(6)    Certificate of Increase of Series A Convertible Preferred Stock.

3.5(9) Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Atlantic, filed on September 28, 2000.

3.6(9) Certificate of Amendment of the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Atlantic, filed on November 17, 2000.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Atlantic has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 16, 2001.

                             Atlantic Ventures Technology, Inc.


                             /s/ Frederic P. Zotos
                             -----------------------------------
                             Frederic P. Zotos
                             President, Chief Executive Officer, and Director

                                                                    Exhibit 23.1

                              Accountants' Consent

The Board of Directors
Atlantic Technology Ventures, Inc.:

We consent to incorporation by reference in the registration statements (Nos. 333-34379, 333-35079, 333-65393, 333-40916, 333-49036 and 333-57550) on Form S-3
and (Nos. 333-15807 and 333-48531) on Form S-8 of Atlantic Technology Ventures, Inc. (a development stage company) of our report dated March 30, 2001, relating to the consolidated balance sheets of Atlantic Technology Ventures, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, and for the period from July 13, 1993 (inception) to December 31, 2000, which report appears in the December 31, 2000 Annual Report on Form 10-KSB/A of Atlantic Technology Ventures, Inc.

                                                                       KPMG LLP

Short Hills, New Jersey
July 16, 2001

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

Consolidated Statements of Stockholders' Equity for the
     Period from July 13, 1993 (inception) to December 31, 2000                         F-4

Consolidated Statements of Cash Flows for the Years ended December 31, 2000,
     1999 and 1998 and for the Period from
     July 13, 1993 (inception) to December 31, 2000                                     F-12

Notes to Consolidated Financial Statements                                              F-14


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



                                    KPMG LLP

Short Hills, New Jersey
March 30, 2001

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           Consolidated Balance Sheets

                                                                                      As of December 31,
                                Assets                                         2000                   1999
                                                                         -----------------    ----------------------
Current assets:
     Cash and cash equivalents                                              $2,663,583                3,473,321
     Accounts receivable                                                       192,997                  337,323
     Prepaid expenses                                                           22,599                   17,414
                                                                         -----------------    ----------------------
                  Total current assets                                       2,879,179                3,828,058
Property and equipment, net                                                    227,088                  131,832
Investment in affiliate                                                         67,344                       --
Other assets                                                                     2,901                       --
                                                                         -----------------    ----------------------
                  Total assets                                              $3,176,512                3,959,890
                                                                         =================    ======================

                 Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                                    $785,838                  542,759
     Deferred revenue                                                        1,294,615                       --
                                                                         -----------------    ----------------------
                  Total current liabilities                                 $2,080,453                  542,759

Redeemable Series B convertible preferred stock.                               600,000                       --
     Authorized 1,647,312 shares; 206,896 shares issued
     and outstanding at December 31, 2000

Stockholders' equity:
     Preferred stock, $.001 par value. Authorized 10,000,000 shares;                --                       --
        1,375,000 shares designated as Series A convertible
        preferred stock:  None issued and outstanding
     Series A convertible preferred stock, $.001 par value.                        360                      610
        Authorized 1,375,000 shares; 359,711 and 610,088 shares
        issued and outstanding at December 31, 2000 and 1999,
        respectively (liquidation preference aggregating $4,676,243 and $7,931,144 at December 31, 2000 and 1999, respectively)
     Convertible preferred stock warrants, 112,896 and 117,195                 520,263                  540,074
        issued and outstanding at December 31, 2000 and 1999,
        respectively
     Common stock, $.001 par value. Authorized 50,000,000 shares;                6,122                    4,816
        6,122,135 and 4,815,990 shares issued and outstanding at
        December 31, 2000 and 1999, respectively
     Common stock subscribed. 182 shares at December 31, 2000 and                   --                       --
        1999
     Additional paid-in capital                                             24,796,190               21,662,272
     Deficit accumulated during development stage                          (24,826,334)             (18,790,099)
                                                                         -----------------    ----------------------
                                                                               496,601                3,417,673
Less common stock subscriptions receivable                                        (218)                    (218)
Less treasury stock, at cost                                                      (324)                    (324)
                                                                         -----------------    ----------------------
                  Total stockholders' equity                                   496,059                3,417,131
                                                                         -----------------    ----------------------
                  Total liabilities and stockholders' equity                $3,176,512                3,959,890
                                                                         =================    ======================

See accompanying notes to consolidated financial statements.

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      Consolidated Statements of Operations


                                                                  Year Ended December 31,
                                                                                                          Cumulative
                                                                                                         period from
                                                                                                        July 13, 1993
                                                                                                         Inception to
                                                      ------------------------------------------------   December 31,
                                                          2000             1999             1998             2000
                                                      --------------  ---------------   --------------  ---------------
Revenues:
    Development revenue                                $5,169,288       1,082,510                 --      $6,251,798
    License revenue                                            --              --         2,500,000        2,500,000
    Grant revenue                                         189,658          77,069                --          366,659
                                                      --------------  ---------------   --------------  ---------------

           Total revenues                               5,358,946       1,159,579         2,500,000        9,118,457
                                                      --------------  ---------------   --------------  ---------------

Costs and expenses:
    Cost of development revenue                         4,135,430         866,008                --        5,001,438
    Research and development                            1,130,345       1,091,291         3,036,355        9,504,910
    Acquired in-process research and development        2,653,382              --                --        2,653,382
    General and administrative                          2,235,535       1,941,425         2,668,508       15,903,226
    Compensation expense relating to stock warrants
       (general and administrative)                     1,020,128              --                --        1,020,865
    License fees                                               --              --                --          173,500
                                                      --------------  ---------------   --------------  ---------------

           Total operating expenses                    11,174,820       3,898,724         5,704,863       34,257,321
                                                      --------------  ---------------   --------------  ---------------

           Operating loss                              (5,815,874)     (2,739,145)       (3,204,863)     (25,138,864)
Other (income) expense:
    Interest and other income                             (92,670)       (292,630)         (451,335)      (1,251,136)
    Interest expense                                           --              --                --          625,575
    Equity in loss of affiliate                            79,274              --                --           79,274
                                                      --------------  ---------------   --------------  ---------------

           Total other (income) expense                   (13,396)       (292,630)         (451,335)        (546,287)
                                                      --------------  ---------------   --------------  ---------------

           Net loss                                   $(5,802,478)     (2,446,515)       (2,753,528)    $(24,592,577)
                                                      ==============  ===============   ==============  ===============

Imputed convertible preferred stock dividend                   --              --         1,628,251        5,331,555
Dividend paid upon repurchase of Series B                 233,757              --                --          233,757
Preferred stock dividend issued in preferred shares       811,514         314,366                --        1,283,063
                                                      --------------  ---------------   --------------  ---------------

Net loss applicable to common shares                  $(6,847,749)     (2,760,881)       (4,381,779)    $(31,440,952)
                                                      ==============  ===============   ==============  ===============

Per share - basic and diluted
    Net loss applicable to common shares                   $(1.21)          (0.59)            (1.13)
                                                      ==============  ===============   ==============

Weighted average shares of common
    stock outstanding                                   5,656,741       4,692,912         3,883,412
                                                      ==============  ===============   ==============

See accompanying notes to consolidated financial statements.

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 Consolidated Statements of Stockholders' Equity

                                                                Series A                          Series B
                                                              Convertible                       Convertible
                                                            Preferred Stock                   Preferred Stock
                                                      -----------------------------     -----------------------------
                                                         Shares          Amount            Shares         Amount
                                                      -------------   -------------     -------------  --------------
     Common stock subscribed at $.001 per share
        July-November 1993                                    --      $       --                --     $       --
     Issued common stock at $.001 per share, June
         1994                                                 --              --                --             --
     Issued and subscribed common stock at $.05 per
        share, August 1994                                    --              --                --             --
     Payments of common stock subscriptions                   --              --                --             --
     Issuance of warrants, September 1995                     --              --                --             --
     Issued common stock and warrants at $4 per unit,
        December 1995 (net of costs of issuance of
        $1,454,300)                                           --              --                --             --
     Conversion of demand notes payable and the
        related  accrued interest to common stock,
        December 1995                                         --              --                --             --
     Repurchase of common stock                               --              --                --             --
     Compensation related to grant of stock options           --              --                --             --
     Amortization of deferred compensation                    --              --                --             --
     Net loss                                                 --              --                --             --
                                                      -------------   -------------     -------------  --------------

Balance at December 31, 1995                                  --              --                --             --
     Issuance of warrants, April 1996                         --              --                --             --
     Issued common stock and warrants at $6.73
        per share, August 1996 (net of costs of
        issuance of $76,438)                                  --              --                --             --
     Amortization of deferred compensation                    --              --                --             --
     Net loss                                                 --              --                --             --
Balance at December 31, 1996                                  --              --                --             --
     Issued convertible preferred stock at $10
        per unit, May and August 1997 (net of
        costs of issuance of $1,758,816)               1,237,200           1,237                --             --
     Channel merger                                           --              --                --             --
     Conversion of preferred to common stock             (22,477)            (22)               --             --
     Issuance of convertible preferred stock warrants         --              --                --             --
     Issuance of warrants                                     --              --                --             --
     Amortization of deferred compensation                    --              --                --             --
     Imputed convertible preferred stock dividend             --              --                --             --
     Imputed convertible preferred stock dividend             --              --                --             --
     Net loss                                                 --              --                --             --
                                                      -------------   -------------     -------------  --------------



                                                                Series A                          Series B
                                                              Convertible                       Convertible
                                                            Preferred Stock                   Preferred Stock
                                                      -----------------------------     -----------------------------
                                                         Shares          Amount            Shares         Amount
                                                      -------------   -------------     -------------  --------------
Balance at December 31, 1997                           1,214,723           1,215                --             --
     Conversion of preferred to common stock            (584,265)           (585)               --             --
     Cashless exercise of preferred warrants               2,010               2                --             --
     Exercise of options                                      --              --                --             --
     Exercise of warrants                                     --              --                --             --
     Expense related to grant of stock options                --              --                --             --
     Amortization of deferred compensation                    --              --                --             --
     Imputed convertible preferred stock dividend             --              --                --             --
     Imputed convertible preferred stock dividend             --              --                --             --
     Net loss                                                 --              --                --             --
                                                      -------------   -------------     -------------  --------------
Balance at December 31, 1998                             632,468             632                --             --
     Conversion of preferred to common stock             (95,599)            (95)               --             --
     Preferred stock dividend                             73,219              73                --             --
     Net loss                                                 --              --                --             --
                                                      -------------   -------------     -------------  --------------
Balance at December 31, 1999                             610,088             610                --             --
     Conversion of preferred to common stock            (309,959)           (310)               --             --
     Preferred stock dividend                             59,582              60                --             --
     Cashless exercise of preferred warrants                  --              --                --             --
     Exercise of options                                      --              --                --             --
     Issuance of common stock to TeraComm
        shareholders                                          --              --                --             --
     Expense related to grant of stock warrants               --              --                --             --
     Issuance of Series B convertible preferred stock         --              --           344,828            345
     Costs related to issuance of Series B preferred
        stock                                                 --              --                --             --
     Repurchase of Series B convertible preferred
        stock                                                 --              --          (137,931)          (138)
     Dividend upon repurchase of Series B convertible
        preferred stock                                       --              --                --             --
     Reclassification of Series B convertible
        preferred
        stock to redeemable Series B convertible
        preferred stock                                       --              --          (206,897)          (207)
     Net loss                                                 --              --                --             --
                                                      -------------   -------------     -------------  --------------
Balance at December 31, 2000                             359,711      $       360               --     $         --
                                                      =============   =============     =============  ==============




                                                              Convertible                      Common Stock
                                                               Preferred
                                                             Stock Warrants
                                                      -----------------------------    -----------------------------
                                                         Number          Amount           Shares         Amount
                                                      -------------   -------------    -------------  --------------
     Common stock subscribed at $.001 per share
        July-November 1993                                   --       $       --               --     $      --
     Issued common stock at $.001 per share,
        June 1994                                            --               --               84            --
     Issued and subscribed common stock at $.05
        per share, August 1994                               --               --              860             1
     Payments of common stock subscriptions                  --               --            5,061             5
     Issuance of warrants, September 1995                    --               --               --            --
     Issued common stock and warrants at $4 per unit,
        December 1995 (net of costs of issuance of
        $1,454,300)                                          --               --        1,872,750         1,873
     Conversion of demand notes payable and the
        related accrued interest to common stock,
        December 1995                                        --               --          785,234           785
     Repurchase of common stock                              --               --             (269)           --
     Compensation related to grant of stock options          --               --               --            --
     Amortization of deferred compensation                   --               --               --            --
     Net loss                                                --               --               --            --
                                                      -------------   -------------    -------------  --------------

Balance at December 31, 1995                                 --               --        2,663,720         2,664
     Issuance of warrants, April 1996                        --               --               --            --
     Issued common stock and warrants at $6.73
        per share, August 1996 (net of costs of
        issuance of $76,438)                                 --               --          250,000           250
     Amortization of deferred compensation                   --               --               --            --
     Net loss                                                --               --               --            --
                                                      -------------   -------------    -------------  --------------

Balance at December 31, 1996                                 --               --        2,913,720         2,914
     Issued convertible preferred stock at $10
        per unit, May and August 1997 (net of costs
        of issuance of $1,758,816)                           --               --               --            --
     Channel merger                                          --               --          103,200           103
     Conversion of preferred to common stock                 --               --           47,651            48
     Issuance of convertible preferred stock warrants   123,720          570,143               --            --
     Issuance of warrants                                    --               --               --            --
     Amortization of deferred compensation                   --               --               --            --
     Imputed convertible preferred stock dividend            --               --               --            --
     Imputed convertible preferred stock dividend            --               --               --            --
     Net loss                                                --               --               --            --
                                                      -------------   -------------    -------------  --------------





                                                              Convertible
                                                               Preferred
                                                             Stock Warrants                   Common Stock
                                                      -----------------------------    -----------------------------
                                                         Number          Amount           Shares         Amount
                                                      -------------   -------------    -------------  --------------
Balance at December 31, 1997                            123,720          570,143        3,064,571         3,065
     Conversion of preferred to common stock                 --               --        1,367,817         1,367
     Cashless exercise of preferred warrants             (6,525)         (30,069)              --            --
     Exercise of options                                     --               --           70,000            70
     Exercise of warrants                                    --               --            1,000             1
     Expense related to grant of stock options               --               --               --            --
     Amortization of deferred compensation                   --               --               --            --
     Imputed convertible preferred stock dividend            --               --               --            --
     Imputed convertible preferred stock dividend            --               --               --            --
     Net loss                                                --               --               --            --
                                                      -------------   -------------    -------------  --------------

Balance at December 31, 1998                            117,195          540,074        4,503,388         4,503
     Conversion of preferred to common stock                 --               --          312,602           313
     Preferred stock dividend                                --               --               --            --
     Net loss                                                --               --               --            --
                                                      -------------   -------------    -------------  --------------

Balance at December 31, 1999                            117,195          540,074        4,815,990         4,816
     Conversion of preferred to common stock                 --               --        1,011,038         1,011
     Preferred stock dividend                                --               --               --            --
     Cashless exercise of preferred warrants             (4,299)         (19,811)           9,453             9
     Exercise of options                                     --               --           85,654            86
     Issuance of common stock to TeraComm
        shareholders                                         --               --          200,000           200
     Expense related to grant of stock warrants              --               --               --            --
     Issuance of Series B convertible preferred stock        --               --               --            --
     Costs related to issuance of Series B preferred
        stock                                                --               --               --            --
     Repurchase of Series B convertible preferred
        stock                                                --               --               --            --
     Dividend upon repurchase of Series B convertible
     preferred stock                                         --               --               --            --
     Reclassification of Series B convertible
        preferred
        stock to redeemable Series B convertible
        preferred stock                                      --               --               --            --
     Net loss                                                --               --               --            --
                                                      -------------   -------------    -------------  --------------

Balance at December 31, 2000                            112,896         $520,263        6,122,135        $6,122
                                                      =============   =============    =============  ==============





                                                                                                  Deficit
                                                         Common Stock                           Accumulated
                                                         Subscribed            Additional          during        Deferred
                                                   -----------------------      Paid-in         Development      Compen-
                                                    Number       Amount         Capital            Stage          sation
                                                   ----------   ----------    -------------    --------------   -----------
     Common stock subscribed at $.001 per share
        July-November 1993                           5,231      $       5          6,272                --            --
     Issued common stock at $.001 per share,
        June 1994                                       --           --              101                --            --
     Issued and subscribed common stock at $.05
        per share, August 1994                          12           --           52,374                --            --
     Payments of common stock subscriptions         (5,061)          (5)              --                --            --
     Issuance of warrants, September 1995               --           --          300,000                --            --
     Issued common stock and warrants at $4 per
        unit, December 1995 (net of costs of
        issuance of $1,454,300)                         --           --        6,034,827                --            --
     Conversion of demand notes payable and the
        related accrued interest to common stock,
        December 1995                                   --           --        2,441,519                --            --
     Repurchase of common stock                         --           --               --                --            --
     Compensation related to grant of stock
options                                                 --           --          208,782                --      (144,000)
     Amortization of deferred compensation              --           --               --                --        12,000
     Net loss                                           --           --               --        (4,880,968)           --
                                                   ----------   ----------    -------------    --------------   -----------

Balance at December 31, 1995                           182           --        9,043,875        (4,880,968)     (132,000)
     Issuance of warrants, April 1996                   --           --          139,000                --            --
     Issued common stock and warrants at $6.73
        per share, August 1996 (net of costs of
        issuance of $76,438)                            --           --        1,452,063                --            --
     Amortization of deferred compensation              --           --               --                --        28,800
     Net loss                                           --           --               --        (3,557,692)           --
                                                   ----------   ----------    -------------    --------------   -----------

Balance at December 31, 1996                           182           --       10,634,938        (8,438,660)     (103,200)
     Issued convertible preferred stock at $10
     per unit, May and August 1997 (net of costs
     of issuance of $1,758,816)                         --           --       10,611,947                --            --
     Channel merger                                     --           --          657,797                --            --
     Conversion of preferred to common stock            --           --              (26)               --            --
     Issuance of convertible preferred stock
        warrants                                        --           --         (570,143)               --            --
     Issuance of warrants                               --           --          159,202                --            --
     Amortization of deferred compensation              --           --               --                --        28,800
     Imputed convertible preferred stock dividend       --           --       (3,703,304)               --            --
     Imputed convertible preferred stock dividend       --           --        3,703,304                --            --
     Net loss                                           --           --               --        (5,151,396)           --
                                                   ----------   ----------    -------------    --------------   -----------



                                                        Common Stock           Additional         Deficit        Deferred
                                                                                                Accumulated
                                                                                                  during
                                                         Subscribed             Paid-in         Development      Compen-
                                                   -----------------------
                                                    Number       Amount         Capital            Stage          sation
                                                   ----------   ----------    -------------    --------------   -----------
Balance at December 31, 1997                           182           --        21,493,715       (13,590,056)     (74,400)
     Conversion of preferred to common stock            --           --              (782)              --            --
     Cashless exercise of preferred warrants            --           --            30,067               --            --
     Exercise of options                                --           --            52,430               --            --
     Exercise of warrants                               --           --             5,499               --            --
     Expense related to grant of stock options          --           --            81,952               --            --
     Amortization of deferred compensation              --           --               --                --        74,400
     Imputed convertible preferred stock dividend       --           --        (1,628,251)              --            --
     Imputed convertible preferred stock dividend       --           --         1,628,251               --            --
     Net loss                                           --           --               --         (2,753,528)          --
                                                   ----------   ----------    -------------    --------------   -----------
                                                                               21,662,881       (16,343,584)
Balance at December 31, 1998                           182           --                                               --
     Conversion of preferred to common stock            --           --              (218)              --            --
     Preferred stock dividend                           --           --              (391)              --            --
     Net loss                                           --           --               --         (2,446,515)          --
                                                   ----------   ----------    -------------    --------------   -----------
                                                                               21,662,272       (18,790,099)
Balance at December 31, 1999                           182           --                                               --
     Conversion of preferred to common stock            --           --              (701)              --            --
     Preferred stock dividend                           --           --               (60)              --            --
     Cashless exercise of preferred warrants            --           --            19,802               --
     Exercise of options                                --           --           344,512               --            --
     Issuance of common stock to TeraComm
        shareholders                                    --           --         1,799,800               --            --
     Expense related to grant of stock warrants         --           --         1,020,128               --            --
     Issuance of Series B convertible preferred
        stock                                           --           --           975,943               --            --
     Costs related to issuance of Series B
        preferred   stock                               --           --          (147,800)              --            --
     Repurchase of Series B convertible preferred
        stock                                           --           --          (399,862)              --            --
     Dividend upon repurchase of Series B
        convertible Preferred stock                     --           --           121,949          (233,757)          --
     Reclassification of Series B convertible
        preferred stock to redeemable Series B
        convertible preferred stock                     --           --          (599,793)              --            --
     Net loss                                           --           --               --         (5,802,478)          --
                                                   ----------   ----------    -------------    --------------   -----------

Balance at December 31, 2000                           182           --       $24,796,190      $(24,826,334)          --
                                                   ==========   ==========    =============    ==============   ===========




                                                                                                             Total
                                                                 Common Stock                              Stockholders'
                                                                 Subscriptions         Treasury              Equity
                                                                  Receivable             Stock             (Deficit)
                                                               ------------------  ------------------  ------------------
     Common stock subscribed at $.001 per share                     (6,277)                 --                     --
        July-November 1993
     Issued common stock at $.001 per share, June 1994                  --                  --                    101
     Issued and subscribed common stock at $.05 per share,
        August 1994                                                   (750)                 --                 51,625
     Payments of common stock subscriptions                          6,809                  --                  6,809
     Issuance of warrants, September 1995                               --                  --                300,000
     Issued common stock and warrants at $4 per unit,
        December 1995 (net of costs of issuance of $1,454,300)          --                  --              6,036,700
     Conversion of demand notes payable and the related
        accrued interest to common stock, December 1995                 --                  --              2,442,304
     Repurchase of common stock                                         --                (324)                  (324)
     Compensation related to grant of stock options                     --                  --                 64,782
     Amortization of deferred compensation                              --                  --                 12,000
     Net loss                                                           --                  --             (4,880,968)

Balance at December 31, 1995                                          (218)               (324)             4,033,029
     Issuance of warrants, April 1996                                   --                  --                139,000
     Issued common stock and warrants at $6.73 per share,
        August 1996 (net of costs of issuance of $76,438)               --                  --              1,452,313
     Amortization of deferred compensation                              --                  --                 28,800
     Net loss                                                           --                  --             (3,557,692)
                                                               ------------------  ------------------  ------------------

Balance at December 31, 1996                                          (218)               (324)             2,095,450
     Issued convertible preferred stock at $10 per unit,
        May and August 1997 (net of costs of issuance of
        $1,758,816)                                                     --                  --             10,613,184
     Channel merger                                                     --                  --                657,900
     Conversion of preferred to common stock                            --                  --                     --
     Issuance of convertible preferred stock warrants                   --                  --                     --
     Issuance of warrants                                               --                  --                159,202
     Amortization of deferred compensation                              --                  --                 28,800
     Imputed convertible preferred stock dividend                       --                  --             (3,703,304)
     Imputed convertible preferred stock dividend                       --                  --              3,703,304
     Net loss                                                           --                  --             (5,151,396)
                                                               ------------------  ------------------  ------------------




                                                                 Common Stock          Treasury              Total
                                                                                                         Stockholders'
                                                                 Subscriptions                              Equity
                                                                  Receivable             Stock             (Deficit)
                                                               ------------------  ------------------  ------------------
Balance at December 31, 1997                                          (218)               (324)             8,403,140
     Conversion of preferred to common stock                            --                  --                     --
     Cashless exercise of preferred warrants                            --                  --                     --
     Exercise of options                                                --                  --                 52,500
     Exercise of warrants                                               --                  --                  5,500
     Expense related to grant of stock options                          --                  --                 81,952
     Amortization of deferred compensation                              --                  --                 74,400
     Imputed convertible preferred stock dividend                       --                  --             (1,628,251)
     Imputed convertible preferred stock dividend                       --                  --              1,628,251
     Net loss                                                           --                  --             (2,753,528)
                                                               ------------------  ------------------  ------------------

Balance at December 31, 1998                                          (218)               (324)             5,863,964
     Conversion of preferred to common stock                            --                  --                     --
     Preferred stock dividend                                           --                  --                   (318)
     Net loss                                                           --                  --             (2,446,515)
                                                               ------------------  ------------------  ------------------

Balance at December 31, 1999                                          (218)               (324)             3,417,131
     Conversion of preferred to common stock                            --                  --                     --
     Preferred stock dividend                                           --                  --                     --
     Exercise of options                                                --                  --                344,598
     Issuance of common stock to TeraComm shareholders                  --                  --              1,800,000
     Expense related to grant of stock warrants                         --                  --              1,020,128
     Issuance of Series B convertible preferred stock                   --                  --                976,288
     Costs related to issuance of Series B preferred stock              --                  --               (147,800)
     Repurchase of Series B convertible preferred stock                 --                  --               (400,000)
     Dividend upon repurchase of Series B convertible
        preferred stock                                                 --                  --               (111,808)
     Reclassification of Series B convertible preferred stock
     to redeemable Series B convertible preferred stock                 --                  --               (600,000)
     Net loss                                                           --                  --             (5,802,478)
                                                               ------------------  ------------------  ------------------

Balance at December 31, 2000                                      $   (218)           $   (324)           $   496,059
                                                               ==================  ==================  ==================

See accompanying notes to consolidated financial statements.

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows



                                                                                                            Cumulative
                                                                                                            period from
                                                                                                           July 13, 1993
                                                                   Year ended December 31,                 (inception) to
                                                        ----------------------------------------------     December 31,
                                                            2000             1999           1998               2000
                                                        --------------   -------------  --------------   ------------------
Cash flows from operating activities:
   Net loss                                             $(5,802,478)      (2,446,515)   (2,753,528)        (24,592,577)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Acquired in-process research and development      1,800,000               --            --           1,800,000
        Expense relating to issuance of warrants                 --               --            --             298,202
        Expense relating to the issuance of options              --               --        81,952              81,952
        Expense related to Channel merger                        --               --            --             657,900
        Change in equity of affiliate                        79,274               --            --              79,274
        Compensation expense relating to
          stock options and warrants                      1,020,128               --        74,400           1,228,910
        Discount on notes payable - bridge financing             --               --            --             300,000
        Depreciation                                         76,095          113,771       166,553             506,505
        Loss on disposal of furniture and equipment              --           73,387            --              73,387
        Changes in assets and liabilities:
          (Increase) decrease in accounts receivable        144,326           43,692      (381,015)           (192,997)
          (Increase) decrease in prepaid expenses            (5,185)          24,694       (40,858)            (22,599)
          Increase in deferred revenue                    1,294,615               --            --           1,294,615
          Increase (decrease) in accrued expenses           243,079         (114,242)      264,435             785,838
          Increase (decrease) in accrued interest                --               --            --             172,305
          (Increase) decrease in other assets                (2,901)              --            --              (2,901)
                                                        --------------   -------------  --------------   ------------------

              Net cash used in operating activities      (1,153,047)      (2,305,213)   (2,588,061)        (17,532,186)
                                                        --------------   -------------  --------------   ------------------

Cash flows from investing activities:
   Purchase of furniture and equipment                     (171,351)         (62,917)     (177,765)           (813,081)
   Investment in affiliate                                 (146,618)              --            --            (146,618)
   Proceeds from sale of furniture and equipment                 --            6,100            --               6,100
                                                        --------------   -------------  --------------   ------------------

              Net cash used in investing activities        (317,969)         (56,817)     (177,765)           (953,599)
                                                        --------------   -------------  --------------   ------------------





                                                                                                             Cumulaive
                                                                                                            period from
                                                                                                           July 13, 1993
                                                                  Year ended December 31,                 (inception) to
                                                        ----------------------------------------------     December 31,
                                                            2000             1999           1998               2000
                                                        --------------   -------------  --------------   ------------------
Cash flows from financing activities:
   Proceeds from exercise of warrants                            --               --         5,500               5,500
   Proceeds from exercise of stock options                  344,598               --        52,500             397,098
   Proceeds from issuance of demand notes payable                --               --            --           2,395,000
   Repayment of demand notes payable                             --               --            --            (125,000)
   Proceeds from the issuance of notes payable -
     bridge financing                                            --               --            --           1,200,000
   Proceeds from issuance of warrants                            --               --            --             300,000
   Repayment of notes payable - bridge financing                 --               --            --          (1,500,000)
   Repurchase of common stock                                    --               --            --                (324)
   Preferred stock dividend paid                                 --             (318)           --                (318)
   Proceeds from the issuance of common stock                    --               --            --           7,547,548
   Proceeds from issuance of convertible preferred
stock                                                       828,488               --            --          11,441,672
   Repurchase of convertible preferred stock               (511,808)              --            --            (511,808)
                                                        --------------   -------------  --------------   ------------------

              Net cash provided by financing activities     661,278             (318)       58,000          21,149,368
                                                        --------------   -------------  --------------   ------------------

              Net decrease in cash and cash equivalents    (809,738)      (2,362,348)   (2,707,826)          2,663,583

Cash and cash equivalents at beginning of period          3,473,321        5,835,669     8,543,495                  --
                                                        --------------   -------------  --------------   ------------------

Cash and cash equivalents at end of period              $ 2,663,583        3,473,321     5,835,669           2,663,583
                                                        ==============   =============  ==============   ==================

Supplemental disclosure of noncash financing activities:
   Issuance of common stock in exchange for common
     stock subscriptions                                        $--               --            --               7,027
   Conversion of demand notes payable and the
      related accrued interest to common stock                   --               --            --           2,442,304
   Cashless exercise of preferred warrants                   19,811               --        30,069              49,880
   Conversion of preferred to common stock                    1,011              313         1,367               2,426
   Preferred stock dividend issued in shares                811,514          314,366            --           1,125,880
                                                        ==============   =============  ==============   ==================

See accompanying notes to consolidated financial statements.

PART I


               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                           (A Delaware Stage Company)

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

         Gemini (an 84.7%-owned subsidiary) was incorporated on May 18, 1993 to exploit a new proprietary technology which combines 2'-5' oligoadenylate (2-5A), with standard antisense compounds to alter the production of disease-causing proteins. Optex (an 81.2%-owned subsidiary) was incorporated on October 19, 1993 to develop its principal product, a novel cataract removal device. On March 2, 2001, the Company concluded the sale of substantially all of its Optex assets to Bausch & Lomb, Inc. (see note 12.) Channel was incorporated on May 18, 1993 to develop pharmaceutical products in the fields of cardiovascular disease, pain and inflammatory disorders. Prior to 1997, Channel was an 88%-owned subsidiary. The Company purchased the remaining 12% of Channel in 1997 for $657,900 through the issuance of common stock (see note 7). Channel ceased operations during 1999. The Company also holds a 14.4% ownership in a fiber optic switching company, TeraComm Research, Inc. (see note 4).

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

         Revenue Recognition

         Revenue under research contracts is recorded as earned under the contracts, generally as services are provided. Revenues from the achievement of research and development milestones will be recognized when and if the milestones are achieved and are presented as license revenue. Continuation of certain contracts and grants are dependent upon the Company achieving specific contractual milestones; however, none of the payments received to date are refundable regardless of the outcome of the project. Grant revenue is recognized in accordance with the terms of the grant and as services are performed, and generally equals the related research and development expense.

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

         (3)      Property and Equipment

         Property and equipment consists of the following at December 31,:

                                                 2000                  1999
          -------------------------------   ---------------     ----------------
          Furniture and equipment           $  440,493               269,142
          Leasehold improvements                83,861                83,861
          -------------------------------   ---------------     ----------------
                                               524,354               353,003

          Less accumulated depreciation       (297,266)             (221,171)
                                            ---------------     ----------------
             Net property and equipment     $  227,088               131,832
                                            ===============     ================

         (4)      Investment in Affiliate

         On May 12, 2000, the Company acquired shares of preferred stock representing a 35% ownership interest in TeraComm Research, Inc. (TeraComm), a privately-held company that is developing next-generation high-speed fiberoptic communications technologies. The purchase price for this ownership interest was $5,000,000 in cash, 200,000 shares of the Company's common stock, and a warrant to purchase a further 200,000 shares of the Company's common stock. The warrants have a term of 3 years and are exercisable at $8.975 per share of common stock, but only if the market price of the Company's common stock is $30 or more. Of the $5,000,000 cash portion of the purchase price, the Company paid $1,000,000 in 2000. The Company is accounting for its investments in TeraComm in accordance with the equity method of accounting for investments since the Company has the ability to exert significant influence over TeraComm, primarily through its representation on the TeraComm Board of Directors.

         On July 18, 2000, the Company and TeraComm amended the purchase agreement. In the amendment, the parties agreed that the $4,000,000 balance of the $5,000,000 cash component of the purchase price would not be due until TeraComm achieved a specified milestone. Within ten days after TeraComm achieved that milestone or December 30, 2000, whichever occurred earlier, the Company was required to pay TeraComm $1,000,000 and thereafter make to TeraComm three payments of $1,000,000 at the three-month intervals. If the Company failed to make any of these payments, TeraComm's only recourse would be reducing proportionately the Company's ownership interest. When the Company failed to make the first $1,000,000 payment by midnight at the end of December 30, 2000, the Company was deemed to have surrendered to TeraComm a proportion of the Company's TeraComm shares equal to the proportion of the dollar value of the purchase price for the Company's TeraComm shares ($6,795,000) that was represented by the unpaid $4,000,000 of the cash portion of the purchase price. This had the effect of reducing to 14.4% the Company's actual ownership interest in TeraComm. However, the Company continues to hold a seat on the Board of Directors of TeraComm and continues to have the ability to exert significant influence through its involvement with TeraComm management.

         Upon acquiring an interest in TeraComm, the Company allocated a portion of the purchase price based on the fair value of the indentifiable tangible assets acquired and liabilities assumed. At the time of acquisition, such assets and liabilities were minimal. TeraComm had no other intangible assets beyond the technology then under development -- a high-speed fiber-optic switch. This technology at the date of acquisition, was not commercially viable, did not then have any identifiable revenue stream and did not have any alternate future use. This high-speed fiber-optic switch is TeraComm's only subscribable technology. TeraComm is a very early-stage development company with no identifiable revenue sources, therefore the excess of the purchase price over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed is not considered to respresent "goodwill". The Company's acquisition of the interest in TeraComm was based solely on the value of the future commercialized products and therefore the excess of the purchase price as described above was attributed to the research and development activities of TeraComm.

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

         In December 1995, the Company issued 1,872,750 shares of common stock through a public offering, resulting in net proceeds, after deducting applicable expenses, of $6,036,700. Concurrent with this offering, 785,234 shares of common stock were issued upon the conversion of certain demand notes payable and accrued interest totaling $2,442,304 (see note 5).

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

         Holders of Series A Preferred will be entitled to receive dividends, as, when, and if declared by the Board of Directors. Commencing on the Reset Date, the holders of the Series A Preferred are entitled to payment-in-kind dividends, payable semi-annually in arrears, on their respective shares of Series A Preferred at the annual rate of 0.13 shares of Series A Preferred for each outstanding share of Series A Preferred. The Company did not make the February 7, 1999 dividend payment. On August 9, 1999, the Company issued a payment-in-kind dividend of 0.13325 of a share of Series A Preferred for each share of Series A Preferred held as of the record date of August 2, 1999, amounting to an aggregate of 73,219 shares. This dividend included the dividend payment of 0.065 of a share of Series A Preferred for each share of Series A Preferred held which had not been made on February 7, 1999, and the portion of the dividend payment due August 9, 1999, was increased from 0.065 of a share to 0.06825 of a share to reflect non-payment of the February 7, 1999 dividend. On February 15, 2000, and August 7, 2000, the Company issued the respective payment-in-kind dividends, amounting to an aggregate of 59,582 shares of Series A Preferred, based on the holders as of the record dates of February 2, 2000, and August 7, 2000, respectively. The estimated fair value of the respective dividends are included in the Company's calculation of the 2000 and 1999 net loss per common share.

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

         Redeemable Series B Preferred

         On September 28, 2000, pursuant to a Convertible Preferred Stock and Warrants Purchase Agreement (the Purchase Agreement) the Company issued to BH Capital Investments, L.P. and Excalibur Limited Partnership (together, the Investors) for a purchase price of $2,000,000, 689,656 shares of the Company's Series B convertible preferred stock (Series B Preferred) and warrants to purchase 134,000 shares of the Company's common stock. Half of the shares of the Series B Preferred (344,828 shares) and warrants to purchase half of the shares of common stock (67,000 shares) were held in escrow, along with half of the purchase price.

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

         Pursuant to the Company's renegotiations with the Investors, the Company is required, among other things, to redeem on March 28, 2002, all outstanding shares of Series B Preferred for (A) 125% of the original issue price per share or (B) the market price of the shares of common stock into which they are convertible, whichever is greater (the Redemption Price). The Company may at any time redeem all outstanding shares of Series B Preferred at the Redemption Price. As a result of the renegotiations discussed in this paragraph, the Series B Preferred is considered redeemable and the remaining outstanding shares at December 31, 2000 are classified outside of permanent equity in the accompanying consolidated balance sheet. At December 31, 2000, the Company had 206,898 shares outstanding at a carrying amount of $2.90 per share.

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

         On January 19, 2001, 41,380 shares of Series B Preferred were converted by the Investors into 236,422 shares of the Company's common stock. On March 9, 2001, the Company and the Investors entered into Stock Repurchase Agreement No. 2, pursuant to which the Company repurchased from the Investors, for an aggregate purchase price of $617,067, all 165,518 shares of the Company's Series B Preferred held by the Investors on March 9, 2001. The carrying amount of the 165,518 shares is equal to $480,000; therefore the amount in excess of the carrying amount, which equals $137,067, will be recorded as a dividend upon repurchase of Series B Preferred shares and deducted from net loss to arrive at net loss applicable to common shares.

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

         Stock Option Plan

         In July 1995, the Company established the 1995 Stock Option Plan (the
         Plan), which provided for the granting of up to 650,000 options to officers, directors, employees and consultants for the purchase of stock. In July 1996, the Plan was amended to increase the total number of shares authorized for issuance by 300,000 shares to a total of 950,000 shares and beginning with the 1997 calendar year, by an amount equal to one percent (1%) of the shares of common stock outstanding on December 31 of the immediately preceding calendar year. At December 31, 2000 and 1999, 1,102,977 and 1,054,817 shares were authorized for issuance. The options have a maximum term of 10 years and vest over a period determined by the Company's Board of Directors (generally 4 years).

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

         Had compensation costs been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company's net loss applicable to common shares and net loss per common share (basic and diluted) for Plan options would have been increased to the pro forma amounts indicated below:


                                                                   2000           1999            1998
                                                                -----------    ------------    ------------
         Net loss applicable to common shares:
              As reported                                    $  6,847,749      2,760,881       4,381,779
              Pro forma                                         8,190,926      3,623,177       5,038,676
         Net loss per common share - basic and diluted:
              As reported                                             1.21            0.59            1.13
              Pro forma                                               1.45            0.77            1.30

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

         A summary of the status of the Company's stock options as of December 31, 2000, 1999 and 1998 and changes during the years then ended is presented below:


                                              Weighted                        Weighted                        Weighted
                                              average                         average                         average
                                  2000        exercise         1999           exercise       1998             exercise
                                 shares       price            shares         price          shares           price
--------------------------    ------------    -----------     ------------    -----------    -------------    -----------
At the  beginning  of the      396,200          $3.25          837,798          $5.06         715,598           $5.16
   year
     Granted                   582,000           4.10          221,000           1.39         192,200            3.19
     Exercised                 (14,000)          2.56               --          --            (70,000)           0.75
     Cancelled                (160,000)          3.97         (662,598)          4.93              --           --
--------------------------    ------------    -----------     ------------    -----------    -------------    -----------

At the end of the year         804,200          $3.73          396,200          $3.25         837,798           $5.06
                                              ===========                     ===========                     ===========
Options   exercisable  at
   year end                    354,478                         211,869                        574,660
Weighted-average     fair
   value    of    options
   granted   during   the
   year                           $4.05                           $1.20                          $2.84
                              ============                    ============                   =============

         The following table summarizes the information about Plan stock options outstanding at December 31, 2000:

        Exercise            Number of           Remaining           Number of
                             options           contractual           options
          price            outstanding            life             exercisable
      --------------     ----------------    ----------------    ---------------

         $1.313              50,000          8.61 years               25,000
         $1.375              20,000          8.41 years                6,666
         $1.500              75,000          8.81 years               75,000
         $1.750               6,000          8.73 years                6,000
         $2.313               2,000          7.66 years                2,000
         $3.188              54,000          9.75 years               50,000
         $3.250              40,000          7.61 years               31,112
         $3.438              50,000          9.38 years               12,500
         $4.188             445,000          9.28 years              111,250
         $5.125              23,000          9.27 years                5,750
         $6.125              10,000          9.22 years                   --
         $6.813               1,200          2.19 years                1,200
         $7.000               2,000          6.46 years                2,000
         $7.500               2,000          5.56 years                2,000
         $9.500              24,000          1.86 years               24,000
                         ----------------                        ---------------
                            804,200                                  354,478
                         ================                        ===============

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

         Concurrent with the private placement offering of Series A Preferred in 1997, the Company issued 123,720 warrants to designees of Paramount, the placement agent. These warrants are initially exercisable at a price equal to $11.00 per share and may be exercised at any time during the 10-year period commenced February 17, 1998. The rights, preferences and privileges of the shares of Series A Preferred issuable upon exercise of these warrants are identical to those offered to the participants in the private placement. The warrants contain anti-dilution provisions providing for adjustment of the number of securities underlying the Series A Preferred issuable upon exercise of the warrants and the exercise price of the warrants under certain circumstances. The warrants are not redeemable and will remain outstanding, to the extent not exercised, notwithstanding any mandatory redemption or conversion of the Series A Preferred underlying the warrants. In accordance with SFAS No. 123, the Company determined the fair value of the warrants using the Black-Scholes Model and allocated this value of $570,143, to convertible preferred stock warrants with a corresponding reduction in additional paid-in capital. In April 2000 and June 1998, 4,299 and 6,525 warrants, respectively, were exercised via a cashless method for 6,955 and 2,010 shares of Series A Preferred, respectively.

         On January 4, 2000, the Company entered into a Financial Advisory and Consulting Agreement with the Underwriters. In this agreement, the Company engaged the Underwriters to provide investment-banking services for one year commencing January 4, 2000. As partial compensation for the services to be rendered by the Underwriters, the Company issued the Underwriters three warrants to purchase an aggregate of 450,000 shares of its common stock. The exercise price ranges between $2.50 and $4.50 and the exercise period of each warrant is at various times through 2007. In addition, each warrant may only be exercised when the market price per share of common stock is at least $1.00 greater than the exercise price of that warrant. In connection with the issuance of the warrants, the Company and the Underwriters entered into a letter agreement granting registration rights in respect of the shares of common stock issuable upon exercise of the warrants. In accordance with EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and other relative accounting literature, the Company recorded the estimated fair value of the warrants of $1,020,128, which represents a general and administrative expense, as compensation expense relating to stock warrants over the vesting period through January 4, 2001.

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

         (11)     Income Taxes

         There was no current or deferred tax expense for the years ended December 31, 2000, 1999 and 1998 because of the Company's operating losses.

         The components of deferred tax assets and deferred tax liabilities as of December 31, 2000 and 1999 are as follows:

                                                        2000            1999
                                                ---------------   --------------
      Deferred tax assets:
         Tax loss carryforwards                  $9,139,517         7,003,948
         Research and development credit            743,286           495,555
         Fixed assets                                 2,563             9,651
                                                ---------------   --------------

           Gross deferred tax assets              9,985,366         7,509,154
         Less valuation allowance                (9,985,366)       (7,509,154)
                                                ---------------   --------------

           Net deferred tax assets                       --                --
      Deferred tax liabilities                           --                --
                                                ---------------   --------------

           Net deferred tax asset (liability)    $       --                --
                                                ===============   ==============

         The reasons for the difference between actual income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 and the amount computed by applying the statutory federal income tax rate to losses before income tax (benefit) are as follows:

                                          2000                           1999                           1998
                               ----------------------------   ---------------------------    ---------------------------
                                                   % of                          % of                           % of
                                                  pretax                        pretax                         pretax
                                  Amount         earnings        Amount        earnings         Amount        earnings
                               --------------   -----------   --------------   ----------    --------------  -----------
        Income tax expense
           at statutory rate   $(1,973,000)       (34.0%)      $(832,000)        (34.0%)      $(936,000)       (34.0%)
        State income taxes,
           net of Federal tax
           benefit                (640,000)       (10.9%)       (147,000)         (6.0%)       (165,000)        (6.0%)
        Change in valuation
           reserve               2,476,000         42.1%         527,000          21.5%       1,255,000         45.6%
        Credits generated in
        current year              (248,000)        (4.2%)        (74,000)         (3.0%)       (183,000)        (6.6%)
        Adjustment to prior
           estimated income
           tax expense                  --         --            529,000          21.6%              --        --%
        Other, net                 385,000          7.0%          (3,000)         (0.1%)         29,000          1.0%
                               --------------   -----------   --------------   ----------    --------------  -----------

        Income tax benefit      $       --          --%        $      --           --%        $      --          --%
                               ==============   ===========   ==============   ==========    ==============  ===========

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

         During 2000 and 1999, Optex recorded revenue pursuant to the amended Agreement of $5,169,288 and $1,082,510, respectively. The revenue recorded in 2000 and 1999 pursuant to the amended Agreement is inclusive of the fixed profit component of 25% presented on a gross basis with the related costs incurred presented separately as cost of development revenue on the consolidated statement of operations. Of this amount, $192,992 and $304,752 are recorded as an account receivable at December 31, 2000 and 1999, respectively. Prior to the amended Agreement, the research and development expenses of the Catarex device incurred and the related reimbursement were presented by the Company on a net basis as the reimbursement reflects a dollar for dollar reimbursement arrangement, effectively being a pass-through of expenses. The 1999 reimbursement received by the Company prior to the amendment to the Agreement was $1,229,068. As of December 31, 2000, the Company recorded $1,294,615 of deferred revenue related to the amended Agreement, which represents expenses paid in advance by Bausch & Lomb at a rate of 125% during 2000. Revenue and related expense will be recorded as operations are incurred during 2001. No such amounts existed at December 31, 1999.

         As of December 31, 2000, Optex received reimbursement for costs, including labor, professional services and materials, incurred by Optex in delivering Catarex devices and performance manufacturing services totalling $5 million. The amended agreement provides that Bausch & Lomb will reimburse Optex for such costs up to $8 million.

         In connection with the revised agreement, the Company agreed to pay a bonus to its President totaling $141,000, payable monthly through March 2001. At December 31, 2000 and 1999, $23,502 and $117,500,
         respectively, were due and were included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

         On January 31, 2001, the Company entered into an agreement to sell substantially all of the assets of Optex (mostly intangible assets with no book value) to Bausch & Lomb for $3,000,000 and certain future royalties. The sale closed on March 2, 2001, on which date Optex received $3,000,000, approximately $600,000 of which was distributed to the minority shareholders of Optex.

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

         Proprietory Rights

         The Company has an exclusive worldwide license to four U.S. patents and corresponding foreign applications covering a group of compounds, including CT-3. The licensor is Dr. Sumner Burstein, a professor at the University of Massachusetts. This license extends until the expiration of the underlying patent rights. The primary U.S. patent expires in 2012 and the new analog patent 6,162,829 expires in 2017. The Company has the right under this license to sublicense its rights under the license. The license requires that the Company pay royalties of 3% to Dr. Burstein based on sales of products and processes incorporating technology licensed under the license, as well as 8% of any income derived from any sublicense of the licensed technology. Furthermore, pursuant to the terms of the license, the Company must satisfy certain other terms and conditions in order to retain the license rights. If the Company fails to comply with certain terms of the license, its license rights under the license could be terminated.

         Operating Leases

         The Company rents certain office space under operating leases which expire in various years through 2003.

         Aggregate annual lease payments for noncancellable operating leases are as follows:

                         Year ending
                        December 31,
                        ------------
                         2001                $    138,000
                         2002                      81,000
                         2003                      26,000
                                               --------------
                                             $    245,000
                                               ==============

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