Form 10QSB/A
period 2001-03-31
ATLANTIC TECHNOLOGY VENTURES INC
filed 2001-07-16
CIK 1001316

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

         FORM 10-QSB/A
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2001
                                        --------------

[ ]     Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from __________ to
         ___________.

                         Commission file number 0-27282
                                                --------
                       ATLANTIC TECHNOLOGY VENTURES, INC.
                       ----------------------------------

        (Exact name of small business issuer as specified in its charter)

                               Delaware 36-3898269
            ------------------------------- ------------------------
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

             350 Fifth Avenue, Suite 5507, New York, New York 10118
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 267-2503
                                 --------------
                           (Issuer's telephone number)

               150 Broadway, Suite 1110, New York, New York 10038
               --------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X             No _____
    -------

Number of shares of common stock outstanding as of May 1, 2001:  6,531,447

Transitional Small Business Disclosure Format (check one):  Yes       No    X
                                                               -----    -----

                                      INDEX


                                                                                       Page


PART I--  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         as of March 31, 2001 (unaudited) and December 31, 2000                         3

         Consolidated Statements of Operations (unaudited)
         for the three months ended March 31, 2001 and 2000,
         and the period from July 13, 1993 (inception) to March 31, 2001                4

         Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2001 and 2000, and the
         period from July 13, 1993 (inception) to March 31, 2001                        5

         Notes to Consolidated Financial Statements (unaudited)                         6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                              10

PART II-- OTHER INFORMATION

Item 1.  Legal Matters                                                                 14

Item 2.  Changes in Securities                                                         14

Item 5.  Other Information                                                             15

Item 6.  Exhibits and Reports on Form 8-K                                              23

SIGNATURES

EXHIBIT INDEX

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                                       March 31,          December 31,
                                                                                          2001                2000
                                                                                      ----------          ------------
                                      Assets                                          (Unaudited)
Current assets:
     Cash and cash equivalents                                                    $       2,581,497            2,663,583
     Accounts receivable                                                                         --              192,997
     Prepaid expenses                                                                        29,320               22,599
                                                                                  -----------------       --------------

                  Total current assets                                                    2,610,817            2,879,179

Property and equipment, net                                                                 259,256              227,088
Investment in affiliate                                                                      63,623               67,344
Other assets                                                                                 22,838                2,901
                                                                                   ----------------       --------------

                  Total assets                                                    $       2,956,534            3,176,512

                       Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued expenses                                        $         779,246              785,838
     Deferred revenue                                                                            --            1,294,615
                                                                                  -----------------      ---------------

                  Total current liabilities                                       $         779,246            2,080,453
                                                                                  -----------------      ---------------

Redeemable Series B preferred stock.
     Authorized 1,647,312 shares; 0 and 206,898 shares issued and
       outstanding at March 31, 2001 and December 31, 2000 respectively                          --              600,000

Stockholders' equity:
     Preferred stock, $.001 par value. Authorized 10,000,000
       shares; 1,375,000 shares designated as Series A
       convertible preferred stock                                                               --                   --
     Series A convertible preferred stock, $.001 par value.
       Authorized 1,375,000 shares; 351,588 and 359,711 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively (liquidation preference aggregating $4,570,644 and $4,676,243 at
       March 31, 2001 and December 31, 2000, respectively)                                      351                  360
     Convertible preferred stock warrants, 112,896
       issued and outstanding at March 31, 2001 and December 31, 2000                       520,263              520,263
     Common stock, $.001 par value. Authorized 50,000,000
       shares: 6,458,424 and 6,122,135 issued and outstanding at
           March 31, 2001 and  December 31, 2000                                              6,458                6,122
     Common stock subscribed. 182 shares at March 31, 2001 and December 31, 2000                 --                   --
     Additional paid-in capital                                                          24,957,317           24,796,190
     Deficit accumulated during development stage                                       (23,306,559)         (24,826,334)
                                                                                   ----------------       --------------
                                                                                          2,177,830              496,601

     Less common stock subscriptions receivable                                                (218)                (218)
     Less treasury stock, at cost                                                              (324)                (324)
                                                                                   ----------------       --------------

                  Total stockholders' equity                                              2,177,288              496,059
                                                                                   ----------------       --------------

                  Total liabilities and stockholders' equity                      $       2,956,534            3,176,512
                                                                                   ================       ==============

See accompanying notes to consolidated financial statements.

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                       Consolidated Statement of Operations
                                   (Unaudited)


                                                                                                          Cumulative
                                                                                                         period from
                                                                                                        July 13, 1993
                                                                    Three months ended March 31,        (inception) to
                                                                  --------------------------------        March 31,
                                                                       2001              2000                 2001
                                                                  ---------------  ------------------    ----------------

Revenues:

     Development revenue                                          $  2,461,922          912,481              8,713,720
     License revenue                                                        --               --              2,500,000
     Grant revenue                                                     250,000           13,009                616,659
                                                                  ---------------  ------------------    ----------------

              Total revenues                                         2,711,922          925,490             11,830,379
                                                                  ---------------  ------------------    ----------------

Costs and expenses:
     Cost of development revenue                                     2,082,568          729,985              7,084,006
     Research and development                                          306,767          127,439              9,811,677
     Acquired in-process research and
        development                                                         --               --              2,653,382
     General and administrative                                        681,948          495,678             16,585,174
     Compensation expense relating to
        stock warrants (general and administrative)                     11,971          990,820              1,032,836
     License fees                                                           --               --                173,500
                                                                  ---------------  ------------------    ----------------

              Total operating expenses                               3,083,254        2,343,922             37,340,575
                                                                  ---------------  ------------------    ----------------
                                                                                                           (25,510,196)
              Operating loss                                          (371,332)      (1,418,432)

Other (income) expense:
     Interest and other income                                         (20,018)         (40,190)            (1,271,154)
     Interest expense                                                       --               --                625,575
     Equity in (earnings) loss of affiliate                              3,721               --                 82,995
     Gain on sale of Optex assets                                   (2,809,451)              --             (2,809,451)
     Distribution to Optex minority shareholders                       767,514               --                767,514
                                                                  ---------------  ------------------    ----------------

              Total other (income) expense                          (2,058,234)         (40,190)            (2,604,521)
                                                                  ---------------  ------------------    ----------------

              Net income (loss)                                   $  1,686,902       (1,378,242)           (22,905,675)
                                                                  ===============  ==================    ================
                                                                                                             5,931,555
Imputed convertible preferred stock
     dividend                                                          600,000               --
Dividend paid upon repurchase of Series B                              167,127               --                400,884
Preferred stock dividend issued in
     preferred shares                                                   64,144          659,319              1,347,207
                                                                  ---------------  ------------------    ----------------

Net income (loss) applicable to common shares                      $   855,631       (2,037,561)           (30,585,321)
                                                                  ===============  ==================    ================

Net income (loss) applicable to common shares per share:
     Basic                                                         $      0.13           (0.41)
                                                                  ===============  ==================
     Diluted                                                       $      0.10           (0.41)
                                                                  ===============  ==================

Weighted average shares of common stock outstanding:
     Basic                                                           6,384,613        4,968,921
                                                                  ===============  ==================
     Diluted                                                         8,237,212        4,968,921
                                                                  ===============  ==================

See accompanying notes to consolidated financial statements

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                                    Cumulative
                                                                                                    period from
                                                                                                   July 13, 1993
                                                                 Three months ended March 31,      (inception) to
                                                               -------------------------------       March 31,
                                                                   2001             2000               2001
                                                               --------------   --------------   ------------------
Cash flows from operating activities:
Net income (loss)                                              $1,686,902       (1,378,242)        (22,905,675)
Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
      Acquired in-process research and development                     --              --            1,800,000
      Expense relating to issuance of warrants                         --              --              298,202
      Expense relating to the issuance of options                      --              --               81,952
      Expense related to Channel merger                                --              --              657,900
      Change in equity of affiliate                                 3,721              --               82,995
      Compensation expense relating to stock options and
          warrants                                                 11,971         990,820            1,240,881
      Discount on notes payable - bridge financing                     --              --              300,000
      Depreciation                                                 26,943          15,757              533,448
      Gain on sale of Optex assets                             (2,809,451)             --           (2,809,451)
          Distribution to Optex minority shareholders             767,514              --              767,514
      Loss on disposal of furniture and equipment                      --              --               73,387
      Changes in assets and liabilities:
         Decrease in accounts receivable                          192,997          17,927                   --
         Increase in prepaid expenses                              (6,721)        (20,185)             (29,320)
         Decrease in deferred revenue                          (1,294,615)             --                   --
         Increase (decrease) in accrued expenses                 (169,592)        (46,815)             616,246
         Increase in accrued interest                                  --              --              172,305
         Increase in other assets                                 (19,937)         (2,901)             (22,838)
                                                               --------------   --------------   ------------------
             Net cash used in operating activities             (1,610,268)       (423,639)         (19,142,454)
                                                               --------------   --------------   ------------------
Cash flows from investing activities:
Purchase of furniture and equipment                               (86,660)         (6,116)            (899,741)
Investment in affiliate                                                --        (250,000)            (146,618)
Proceeds from sale of Optex assets                              3,000,000              --            3,000,000
Proceeds from sale of furniture and equipment                          --              --                6,100
                                                               --------------   --------------   ------------------
             Net cash provided by (used in) investing
                  activities                                    2,913,340        (256,116)           1,959,741
                                                               --------------   --------------   ------------------
Cash flows from financing activities:
Proceeds from exercise of warrants                                     --              --                5,500
Proceeds from exercise of stock options                                --         321,039              397,098
Proceeds from issuance of demand notes payable                         --              --            2,395,000
Repayment of demand notes payable                                      --              --             (125,000)
Proceeds from the issuance of notes payable - bridge financing         --              --            1,200,000
Proceeds from issuance of warrants                                     --              --              300,000
Repayment of notes payable - bridge financing                          --              --           (1,500,000)
Repurchase of common stock                                             --              --                 (324)
Preferred stock dividend paid                                        (577)             --                 (895)
Proceeds from the issuance of common stock                             --              --            7,547,548
Proceeds from issuance of convertible preferred stock                  --              --           11,441,672
Repurchase of convertible preferred stock                        (617,067)             --           (1,128,875)
Distribution to Optex minority shareholders                      (767,514)             --             (767,514)
                                                               --------------   --------------   ------------------
             Net cash provided by (used in) financing
                   activities                                  (1,385,158)        321,039           19,764,210
                                                               --------------   --------------   ------------------
             Net increase (decrease) in cash and cash
                 equivalents                                      (82,086)       (358,716)           2,581,497
Cash and cash equivalents at beginning of period                2,663,583       3,473,321                   --
                                                               --------------   --------------   ------------------
Cash and cash equivalents at end of period                     $2,581,497       3,114,605            2,581,497
                                                               ==============   ==============   ==================
Supplemental disclosure of non-cash financing activities:
Issuance of common stock in exchange for common stock
subscriptions                                                   $      --              --                7,027
Conversion of demand notes payable and the related
   accrued interest to common stock                                    --              --            2,442,304
Cashless exercise of preferred warrants                                --              --               49,880
Conversion of preferred to common stock                               336             289                2,762
Preferred stock dividend issued in shares                          64,144         659,324            1,190,024
                                                               ==============   ==============   ==================



See accompanying notes to consolidated financial statements.

                       ATLANTIC TECHNOLOGY VENTURES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2001

(1)     BASIS OF PRESENTATION

                  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2001 or for any subsequent period. These consolidated financial statements should be read in conjunction with Atlantic Technology Ventures, Inc., and Subsidiaries'("Atlantic") Annual Report on Form 10-KSB as of and for the year ended December 31, 2000.

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

                  Compensation for these warrants relates to investment banking and investor relations services and represents a general and administrative expense.

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

(10)     SALE OF OPTEX ASSETS

                  Pursuant to an asset purchase agreement dated January 31, 2001, among Bausch & Lomb, a Bausch & Lomb affiliate, Atlantic, and Optex, on March 2, 2001, Optex sold to Bausch & Lomb substantially all of its assets (mostly intangible assets with no book value), including all those related to the Catarex technology. The purchase price was $3 million paid at closing (approximately $564,000 of which was distributed to Optex's minority shareholders). In addition, Optex is entitled to receive additional consideration, namely $1 million, once Bausch & Lomb receives regulatory approval to market the Catarex device in Japan, royalties on net sales on the terms stated in the original development agreement dated May 14, 1998, between Bausch & Lomb and Optex, as amended, and minimum royalties of $90,000, $350,000, and $750,000 for the first, second, and third years, respectively, starting on first commercial use of the Catarex device or January 1, 2004, whichever is earlier. Optex also has the option to repurchase the acquired assets from Bausch & Lomb if it ceases developing the Catarex technology.

                  Upon the sale of Optex assets, Bausch & Lomb's development agreement with Optex was terminated and Optex has no further involvement with Bausch & Lomb. As a result of this transaction, Atlantic recorded a gain on the sale of Optex assets of $2,809,451. The purchase price of $3,000,000 is nonrefundable and upon the closing of the asset purchase agreement in March 2001, Optex has no further obligation to Bausch & Lomb or with regard to the assets sold. Upon the closing of the asset purchase agreement, Optex agreed to forgo future contingent payments in exchange for the receipt of a one-time $3 million payment and the same potential for future royalties. Pursuant to Atlantic's agreement with the minority shareholders of Optex, Optex made a profit distribution in March 2001 of $767,514 representing the minority shareholders' percentage of the cumulative profit from the Bausch & Lomb development and asset purchase agreements up to and including proceeds from the sale of Optex' assets. (This figure includes the $564,000 referred to above.) Three former employees of Optex have made claims of $240,000 in aggregate pursuant to their employment agreements for severance in connection with the sale of Optex. The Company does not believe the terms or intention of the parties pursuant to the transaction constituted an event of termination of employment as defined in the employment agreements requiring the payment of severance and has therefore, not accrued any estimated liability as of March 31, 2001.

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

(12)     SUBSEQUENT EVENTS

                  An asset purchase agreement dated April 23, 2001, among Atlantic, Atlantic's majority-owned subsidiary Gemini Technologies, Inc., the Cleveland Clinic Foundation (CCF) and CCF's affiliate IFN, Inc. was signed in which Gemini will sell, upon meeting certain closing conditions, to IFN substantially all its assets, including all those related to the 2-5A antisense enhancing technology for future contingent royalty payments and agreed upon withdrawal of CCF's arbitration demand against Atlantic and Gemini. The transaction is expected to close during the second quarter of 2001 and will be beneficial to Atlantic as they will avoid the possibility of terminating the Cleveland sublicense with no compensation to Gemini and substantial shutdown costs that Gemini would likely have incurred without this asset purchase agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         You should read the following discussion of our results of operations and financial condition in conjunction with our Annual Report on Form 10-KSB/A for the year ended December 31, 2000. This discussion includes "forward-looking" statements that reflect our current views with respect to future events and financial performance. We use words such as we "expect," "anticipate," "believe," and "intend" and similar expressions to identify forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, particularly those risks identified in the "Risk Factors" section of the annual report on form 10KSB/A and should not unduly rely on these forward looking statements.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2001 VS. 2000

         In accordance with a license and development agreement, as amended, Bausch & Lomb Surgical has paid our subsidiary, Optex Ophthalmologics, Inc. ("Optex"), for developing its Catarex technology. For the three months ended March 31, 2001, this agreement provided $2,461,922 of development revenue, and related cost of development revenue of $2,082,568. For the three months ended March 31, 2000, this agreement provided $912,481 of development revenue, and related cost of development revenue of $729,985. The primary reason for the substantial increase in revenues over last year was the recognition of a project completion bonus of $1,067,345 paid out and recognized at the completion of the project in March 2001. With the termination of the above agreement at the conclusion of the sale of substantially all of Optex's assets (mostly intangible assets with no book value) in March 2001, as described further below, we will no longer have the revenues or profits associated with that agreement available to us.

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

         For the quarter ended March 31, 2001, we had compensation expense relating to stock warrants of $11,971 associated with warrants issued to Dian Griesel during March 2001 as partial compensation for investor relations services. Additional expense associated with these warrants will continue to be incurred over the 2 year term of the agreement. For the quarter ended March 31, 2000, we had $990,820 of expense associated with warrants issued to Joseph Stevens & Company as partial compensation for investment banking services which was recorded in full as of December 31, 2000. Compensation expense relating to these investor relations and investment banking services represent a general and administrative expenses.

         For the first quarter of 2001, interest and other income was $20,018, compared to $40,190 in the first quarter of 2000. The decrease in interest income is primarily due to the decline in our cash reserves.

         Net income applicable to common shares for the quarter ended March 31, 2001, was $855,631 as compared to a net loss applicable to common shares of $2,037,561 for the quarter ended March 31, 2000. This increase in net income applicable to common shares is primarily attributable to a gain on the sale of the assets of our subsidiary, Optex recognized during the first quarter of 2001 in the amount of $2,809,451, partially offset by a distribution to the minority shareholders of Optex of $767,514. (see further discussion of this sale below). In the quarter ended March 31, 2000, we recorded compensation expense of $990,820 relating to stock warrants issued to Joseph Stevens & Co. which did not exist during the current year. Net income (loss) applicable to common shares also included a beneficial conversion on our Series B preferred stock in the amount of $600,000 and a dividend of $167,127 paid upon the repurchase of the outstanding Series B preferred stock recorded during the first quarter of 2001. We also issued preferred stock dividends on our Series A preferred stock for which the estimated fair value of $64,144 and $659,319 was included in the net income (loss) applicable to common shares for the first quarter of 2001 and 2000, respectively. The decrease in the estimated fair value of these dividends as compared to the prior year is primarily a reflection of a decline in our stock price and a reduction of the number of preferred shares issued. Going forward, with the termination of our agreement with Bausch & Lomb, we will no longer have the revenue or profits associated with that agreement available to us. For the year ended December 31, 2000, we received $5,169,288 in development revenue from Bausch & Lomb.

LIQUIDITY AND CAPITAL RESOURCES

         From inception to March 31, 2001, we incurred an accumulated deficit of $23,306,559, and we expect to continue to incur additional losses through the year ending December 31, 2001 and for the foreseeable future. The loss has been incurred through primarily research and development activities related to our various technologies under our control.

         Pursuant to an asset purchase agreement dated January 31, 2001, among Bausch & Lomb, a Bausch & Lomb affiliate, Atlantic, and Optex, on March 2, 2001, Optex sold to Bausch & Lomb substantially all its assets (mostly intangible assets with no book value), including all those related to the Catarex technology. Upon the sale, Atlantic and Optex have no further obligations to Bausch & Lomb. The purchase price was $3 million paid at closing (approximately $564,000 of which was distributed to the minority shareholders). In addition, Optex is entitled to receive additional consideration, namely $1 million once Bausch & Lomb receives regulatory approval to market the Catarex device in Japan, royalties on net sales on the terms stated in the original development agreement dated May 14, 1998, between Bausch & Lomb and Optex, as amended, and minimum royalties of $90,000, $350,000, and $750,000 for the first, second, and third years, respectively, starting on first commercial use of the Catarex device or January 1, 2004, whichever is earlier. Optex also has the option to repurchase the acquired assets from Bausch & Lomb if it ceases developing the Catarex technology at fair value. Upon the sale of Optex assets, Bausch & Lomb's development agreement with Optex was terminated. Upon the closing of the asset purchase agreement Optex agreed to forgo future contingent payments in exchange for the receipt of a one-time $3 million payment and the same potential for future royalties. As a result of this transaction, we recorded a gain on the sale of Optex assets of $2,809,451. Pursuant to our agreement with the minority shareholders of Optex, we made a profit distribution of $767,514 representing the minority shareholders' percentage of the cumulative profit from the Bausch & Lomb cost plus 25 percent agreement up to and including proceeds from the sale of Optex' assets.

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

PART II -- OTHER INFORMATION

Item 1.  Legal Matters

Claim for Arbitration Brought by Cleveland Clinic Foundation

         Atlantic's subsidiary, Gemini, has an exclusive worldwide sublicense from the Cleveland Clinic Foundation to a U.S. patent and related patent applications, as well as corresponding foreign applications, relating to 2-5A chimeric antisense technology and its use for selective degradation of targeted RNA. On May 8, 2000, the Cleveland Clinic Foundation filed a claim for arbitration before the American Arbitration Association to terminate this sublicense, claiming that Gemini has breached the sublicense by failing to fulfill its obligations under the sublicense. Pursuant to an asset purchase agreement dated April 23, 2001, among the Cleveland Clinic Foundation and its new affiliate IFN, Inc., Atlantic and Gemini, Gemini has agreed to sell to IFN substantially all its assets (mostly intangible assets with no book value), including all those related to the 2-5A antisense enhancing technology in the second quarter of 2001. Upon the closing of this transaction, which we expect will occur in May 2001, the Cleveland Clinic will withdraw its outstanding arbitration demand against Gemini and Atlantic, with prejudice, and each party will be obligated to pay its own costs and attorney's fees related thereto. For additional information, please see Item 5 under the subheading "Gemini and the 2-5A Antisense Technology."

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

Item 5.  Other Information

Research and Development Activities

Optex and the Catarex Technology

         Our majority-owned (81.2%) subsidiary, Optex, is entitled to royalties and other revenues in connection with commercialization of Catarex technology. Bausch & Lomb, a multinational ophthalmics company, is developing this technology to overcome the limitations and deficiencies of traditional cataract extraction techniques. Optex had been the owner of this technology, and was developing it pursuant to a development agreement with Bausch & Lomb, but on March 2, 2001, Optex sold to Bausch & Lomb substantially all of its assets (mostly intangible assets with no book value), including those related to the Catarex technology.

CT-3

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

         The purchase price for our ownership interest was $5 million in cash, 200,000 shares of our common stock and a warrant to purchase 200,000 shares of our common stock. TeraComm issued us 1,400 shares of its Series A preferred stock representing a 35% ownership interest. Taking into account the cash purchase price and the value of the common stock at the signing of the letter of intent, we valued this deal at $6,795,000. We are accounting for the investment in TeraComm in accordance with the equity method of accounting for investments since we have the ability to exert significant influence over TeraComm, including through our Board representation and other involvement with management of TeraCom.

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

h10.35(9)    Registration Rights Agreement dated May 12, 2000, between Atlantic and TeraComm Research, Inc. with respect to shares of Atlantic common stock issued to TeraComm.

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

                                ATLANTIC TECHNOLOGY VENTURES, INC.


Date:  July 16, 2001           /s/ Frederic P. Zotos
                               --------------------------
                               Frederic P. Zotos
                               President, Chief Executive Officer, and Director


Date:  July 16, 2001           /s/ Nicholas J. Rossettos
                               --------------------------
                               Nicholas J. Rossettos
                               Chief Financial Officer