Form 10-Q
period 2001-06-30
ATLANTIC TECHNOLOGY VENTURES INC
filed 2001-08-20
CIK 1001316

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-QSB
(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001
                               -------------

[ ]  Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from __________ to
_____________.

                         Commission file number 0-27282

                       ATLANTIC TECHNOLOGY VENTURES, INC.

        (Exact name of small business issuer as specified in its charter)

            Delaware                                 36-3898269
      ------------------                       ----------------------
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

               150 Broadway, Suite 1110, New York, New York 10038
        ----------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
    -------      ------

Number of shares of common stock outstanding as of August 13, 2001:  7,131,480

Transitional Small Business Disclosure Format (check one):  Yes         No  X
                                                               -----      -----

                                      INDEX

                                                                                Page

PART I --  FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets (unaudited)
            as of June 30, 2001 (unaudited) and December 31, 2000 .................3

            Consolidated Statements of Operations (unaudited)
            for the six months ended June 30, 2001 and 2000,
            and the period from July 13, 1993 (inception) to June 30, 2001 ........4

            Consolidated Statements of Cash Flows (unaudited)
            for the six months ended June 30, 2001 and 2000, and the
            period from July 13, 1993 (inception) to June 30, 2001 ................5

            Notes to Consolidated Financial Statements (unaudited) ................6

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations .....................11

PART II -- OTHER INFORMATION

Item 5.     Other Information ....................................................17

Item 6.     Exhibits and Reports on Form 8-K .....................................17

SIGNATURES .......................................................................23

PART I -- FINANCIAL INFORMATION

Item 1.     Financial Statements


               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                           June 30,      December 31,
                             Assets                                          2001            2000
                                                                        ------------     ------------
Current assets:
   Cash and cash equivalents                                            $  1,030,363        2,663,583
   Accounts receivable                                                            --          192,997
   Prepaid expenses                                                            9,815           22,599
                                                                        ------------     ------------
              Total current assets                                         1,040,178        2,879,179

Property and equipment, net                                                  121,052          227,088
Investment in affiliate                                                       45,660           67,344
Other assets                                                                  22,838            2,901
                                                                        ------------     ------------

              Total assets                                              $  1,229,728        3,176,512
                                                                        ============     ============

                   Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                                $    706,878          785,838
   Deferred revenue                                                               --        1,294,615

                                                                        ------------     ------------
              Total current liabilities                                 $    706,878        2,080,453

Redeemable Series B convertible preferred stock
   Authorized 1,647,312 shares; 0 and 206,898
   shares issued and outstanding at June 30, 2001
   and December 31, 2000 respectively                                             --          600,000

Stockholders' equity:
   Preferred stock, $.001 par value. Authorized 10,000,000
     shares; 1,375,000 shares designated as Series A
     convertible preferred stock                                                  --               --
   Series A convertible preferred stock, $.001 par value
     Authorized 1,375,000 shares; 329,256 and 359,711
     shares issued and outstanding at June 30, 2001 and
     December 31, 2000, respectively (liquidation preference
     aggregating $4,280,328 and $4,676,243 at June 30, 2001
     and December 31, 2000, respectively)                                        329              360
   Convertible preferred stock warrants, 112,896
     issued and outstanding at June 30, 2001 and
     December 31, 2000                                                       520,263          520,263
   Common stock, $.001 par value. Authorized 50,000,000
     shares; 7,131,447 and 6,122,135 shares issued and
     outstanding at June 30, 2001 and December 31, 2000,
     respectively                                                              7,131            6,122
   Common stock subscribed. 182 shares at June 30, 2001
     and December, 31, 2000                                                       --               --
   Additional paid-in capital                                             25,423,361       24,796,190
   Deficit accumulated during development stage                          (25,427,692)     (24,826,334)
                                                                        ------------     ------------
                                                                             523,392          496,601

   Less common stock subscriptions receivable                                   (218)            (218)
   Less treasury stock, at cost                                                 (324)            (324)
                                                                        ------------     ------------

              Total stockholders' equity                                     522,850          496,059
                                                                        ------------     ------------

              Total liabilities and stockholders' eq$ity                   1,229,728        3,176,512
                                                                        ============     ============

See accompanying notes to unaudited consolidated financial statements.

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)





                                                                    Three months ended June 30,
                                                                   -------------------------------------------
                                                                        2001                      2000
                                                                   ---------------          --------------
Revenues:
      Development revenue                                          $           --       $       1,434,634
      License revenue                                                          --                      --
      Grant revenue                                                            --                      --
                                                                   ---------------          --------------
        Total revenues                                                         --               1,434,634
                                                                   ---------------          --------------

Costs and expenses:
      Cost of development revenue                                              --               1,147,707
      Research and development                                            295,316                 302,029
      Acquired in-process research and
        development                                                            --               2,390,023
      General and administrative                                        1,155,325                 621,836
      Compensation expense relating to
        stock warrants             (general and administrative)            22,695                  70,834
      License fees                                                             --                      --
                                                                   ---------------          --------------

        Total operating expenses                                        1,473,336               4,532,429
                                                                   ---------------          --------------

        Operating loss                                                 (1,473,336)             (3,097,795)

Other (income) expense:
      Interest and other income                                           (14,334)                (34,137)
      (Gain) loss on sale of Optex assets                                 240,000                      --
      Loss on sale of Gemini assets                                       334,408                      --
      Interest expense                                                         --                      --
      Equity in (earnings) loss of affiliate                               17,963                  23,700
      Distribution to minority shareholders                                69,760                      --
                                                                   ---------------          --------------

        Total other (income) expense                                      647,797                 (10,437)
                                                                   ---------------          --------------

        Net loss                                                   $   (2,121,133)      $      (3,087,358)
                                                                   ===============          ==============

Imputed convertible preferred stock
        dividend                                                               --                      --
Dividend paid upon repurchase of Series B                                      --                      --
Preferred stock dividend issued in
        preferred shares                                                       --                      --
                                                                   ---------------          --------------


Net loss applicable to common shares                               $   (2,121,133)      $      (3,087,358)
                                                                   ===============          ==============


Net loss per common share:
        Basic and diluted                                          $        (0.32)      $           (0.56)
                                                                   ===============          ==============


Weighted average shares of common
        stock outstanding, basic and diluted:                           6,608,751               5,503,803
                                                                   ===============          ==============






                                                                          Six months ended June 30,
                                                                   -------------------------------------------
                                                                           2001                     2000
                                                                      -------------         ----------------
Revenues:
      Development revenue                                          $     2,461,922       $        2,347,115
      License revenue                                                           --                       --
      Grant revenue                                                        250,000                   13,009
                                                                      -------------         ----------------
        Total revenues                                                   2,711,922                2,360,124
                                                                      -------------         ----------------

Costs and expenses:
      Cost of development revenue                                        2,082,568                1,877,692
      Research and development                                             602,083                  429,468
      Acquired in-process research and
        development                                                             --                2,390,023
      General and administrative                                         1,837,273                1,117,514
      Compensation expense relating to
        stock warrants             (general and administrative)             34,666                1,061,654
      License fees                                                              --                       --
                                                                      -------------         ----------------

        Total operating expenses                                         4,556,590                6,876,351
                                                                      -------------         ----------------

        Operating loss                                                  (1,844,668)              (4,516,227)

Other (income) expense:
      Interest and other income                                            (34,352)                 (74,327)
      (Gain) loss on sale of Optex assets                               (2,569,451)                      --
      Loss on sale of Gemini assets                                        334,408                       --
      Interest expense                                                          --                       --
      Equity in (earnings) loss of affiliate                                21,684                   23,700
      Distribution to minority shareholders                                837,274                       --
                                                                      -------------         ----------------

        Total other (income) expense                                    (1,410,437)                 (50,627)
                                                                      -------------         ----------------

        Net loss                                                   $      (434,231)      $       (4,465,600)
                                                                      =============         ================

Imputed convertible preferred stock
        dividend                                                           600,000                       --
Dividend paid upon repurchase of Series B                                  167,127                       --
Preferred stock dividend issued in
        preferred shares                                                    64,144                  659,319
                                                                      -------------         ----------------


Net loss applicable to common shares                               $    (1,265,502)      $       (5,124,919)
                                                                      =============         ================


Net loss per common share:
        Basic and diluted                                          $         (0.19)      $            (0.98)
                                                                      =============         ================


Weighted average shares of common
        stock outstanding, basic and diluted:                            6,515,753                5,236,680
                                                                      =============         ================



                                                                            Cumulative
                                                                            period from
                                                                           July 13, 1993
                                                                          (inception) to
                                                                             June 30,
                                                                     ---------------------
                                                                                2001
                                                                         -------------
Revenues:
      Development revenue                                             $     8,713,720
      License revenue                                                       2,500,000
      Grant revenue                                                           616,659
                                                                         -------------
        Total revenues                                                     11,830,379
                                                                         -------------

Costs and expenses:
      Cost of development revenue                                           7,084,006
      Research and development                                             10,106,993
      Acquired in-process research and
        development                                                         2,653,382
      General and administrative                                           17,740,499
      Compensation expense relating to
        stock warrants             (general and administrative)             1,055,531
      License fees                                                            173,500
                                                                         -------------

        Total operating expenses                                           38,813,911
                                                                         -------------

        Operating loss                                                    (26,983,532)

Other (income) expense:
      Interest and other income                                            (1,285,488)
      (Gain) loss on sale of Optex assets                                  (2,569,451)
      Loss on sale of Gemini assets                                           334,408
      Interest expense                                                        625,575
      Equity in (earnings) loss of affiliate                                  100,958
      Distribution to minority shareholders                                   837,274
                                                                         -------------

        Total other (income) expense                                       (1,956,724)
                                                                         -------------

        Net loss                                                      $   (25,026,808)
                                                                         =============

Imputed convertible preferred stock
        dividend                                                            5,931,555
Dividend paid upon repurchase of Series B                                     400,884
Preferred stock dividend issued in
        preferred shares                                                    1,347,207
                                                                         -------------


Net loss applicable to common shares                                  $   (32,706,454)
                                                                         =============


Net loss per common share:
        Basic and diluted



Weighted average shares of common
        stock outstanding, basic and diluted:




See accompanying notes to unaudited consolidated financial statements.

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                              Cumulative
                                                                                                              period from
                                                                                                              July 13, 1993
                                                                                                             (inception) to
                                                                               Six months ended June 30,       June 30,
                                                                            --------------------------------------------------
                                                                               2001               2000          2001
                                                                            ----------------------------   -------------------
Cash flows from operating activities:
     Net loss                                                               $  (434,231)    (4,465,600)   (25,026,808)
     Adjustments to reconcile net loss to
        net cash used in operating activities:
           Acquired in-process research and development                              --      1,800,000      1,800,000
           Expense relating to issuance of warrants                             444,000             --        742,202
           Expense relating to the issuance of options                               --             --         81,952
           Expense related to Channel merger                                         --             --        657,900
           Change in equity of affiliate                                         21,684         23,700        100,958
           Compensation expense relating to
               stock options and warrants                                        34,666      1,061,654      1,263,576
           Discount on notes payable - bridge financing                              --             --        300,000
           Depreciation                                                          43,911         32,729        550,416
           Gain on sale of Optex assets                                      (2,569,451)            --     (2,569,451)
           Distribution to Optex minority shareholders                          837,274             --        837,274
           Loss on sale of Gemini assets                                        334,408             --        334,408
           Loss on disposal of furniture and equipment                               --             --         73,387
           Changes in assets and liabilities:
               (Increase) decrease in accounts receivable                       192,997       (484,524)            --
               (Increase) decrease in prepaid expenses                           12,784        (20,185)        (9,815)
               Decrease in deferred revenue                                  (1,294,615)            --             --
               Increase (decrease) in accrued expenses                         (706,118)          (277)        79,720
               Increase (decrease) in accrued interest                               --             --        172,305
               Increase in other assets                                         (19,937)        (2,901)       (22,838)
                                                                             -----------    -----------    -----------
                  Net cash used in operating activities                      (3,102,628)    (2,055,404)   (20,634,814)
                                                                             -----------    -----------    -----------
Cash flows from investing activities:
     Purchase of furniture and equipment                                       (101,834)       (23,179)      (914,915)
     Investment in affiliate                                                         --       (109,977)      (146,618)
     Proceeds from sale of Optex assets                                       3,000,000             --      3,000,000
     Proceeds from sale of furniture and equipment                                   --             --          6,100
                                                                             -----------    -----------    -----------

                  Net cash provided by (used in) investing activities         2,898,166       (133,156)     1,944,567
                                                                             -----------    -----------    -----------
Cash flows from financing activities:
     Proceeds from exercise of warrants                                              --             --          5,500
     Proceeds from exercise of stock options                                         --        321,040        397,098
     Proceeds from issuance of demand notes payable                                  --             --      2,395,000
     Repayment of demand notes payable                                               --             --       (125,000)
     Proceeds from the issuance of notes payable -
        bridge financing                                                             --             --      1,200,000
     Proceeds from issuance of warrants                                              --             --        300,000
     Repayment of notes payable - bridge financing                                   --             --     (1,500,000)
     Repurchase of common stock                                                      --             --           (324)
     Preferred stock dividend paid                                                 (577)            --           (895)
     Proceeds from the issuance of common stock                                      --             --      7,547,548
     Proceeds from issuance of convertible preferred stock                           --             --     11,441,672
     Repurchase of convertible preferred stock                                 (617,067)            --     (1,128,875)
     Distribution to Optex minority shareholders                               (811,114)            --       (811,114)
                                                                             -----------    -----------    -----------

                  Net cash provided (used in) by financing activities        (1,428,758)       321,040     19,720,610
                                                                             -----------    -----------    -----------

                  Net decrease in cash and cash equivalents                  (1,633,220)    (1,867,520)     1,030,363

Cash and cash equivalents at beginning of period                              2,663,583      3,473,321             --
                                                                             -----------    -----------    -----------
Cash and cash equivalents at end of period                                  $ 1,030,363      1,605,801      1,030,363
                                                                             ===========    ===========    ===========
Supplemental disclosure of noncash financing activities:
     Issuance of common stock in exchange for
        common stock subscriptions                                          $        --             --          7,027
     Conversion of demand notes payable and the related
        accrued interest to common stock                                             --             --      2,442,304
     Cashless exercise of preferred warrants                                         --         19,811         49,880
     Conversion of preferred to common stock                                        409            289          2,835
     Preferred stock dividend issued in shares                                   64,144        659,324      1,190,024
                                                                             ===========    ===========    ===========


See accompanying notes to unaudited consolidated financial statements.

                      ATLANTIC TECHNOLOGY VENTURES, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2001


(1)   BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information Accordingly, the financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2001 or for any subsequent period These consolidated financial statements should be read in conjunction with Atlantic Technology Ventures, Inc., and Subsidiaries' ("Atlantic") Annual Report on Form 10-KSB/A as of and for the year ended December 31, 2000.

(2)   LIQUIDITY

      Atlantic anticipates that their current liquid resources will be sufficient to finance their anticipated needs for operating and capital expenditures at their present level of operations for at least the next several months. However, since Atlantic does not have significant fixed cash commitments, Atlantic has the option of significantly cutting or delaying its development activities as may be necessary. In addition, Atlantic will attempt to generate additional capital through a combination of collaborative agreements, strategic alliances and equity and debt financing However, Atlantic can give no assurance that they will be able to obtain additional capital through these sources or upon terms acceptable to them.

      On May 7, 2001, Atlantic entered into a common stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase up to $6.0 million of our common stock. This agreement replaced an earlier common stock purchase agreement between Atlantic and Fusion Capital dated March 16, 2001. Fusion's obligation to purchase Atlantic shares is subject to certain conditions, including the effectiveness of a registration statement covering the shares to be purchased. That registration statement was declared effective on July 6, 2001. A material contingency that may affect Atlantic's operating plans and ability to raise funds is its stock price If its stock price remains at current levels, Atlantic will be limited in the amount of funds it will be able to draw on under the Fusion Capital agreement. Atlantic's stock price is currently below the floor price of $0.68 specified in the Fusion Capital agreement and as a result Atlantic is currently unable to draw funds pursuant to the Fusion Capital agreement. As the Fusion Capital agreement is currently structured, Atlantic cannot guarantee that it will be able to draw on any funds. See note 11 below and see liquidity discussion within "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3)   COMPUTATION OF NET LOSS PER COMMON SHARE

      Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, as common equivalent shares from stock options, stock warrants, stock subscriptions, and convertible preferred stock would have an antidilutive effect because Atlantic incurred a net loss during each period presented.

(4)   RECENTLY ISSUED ACCOUNTING STANDARDS

      On January 1, 2001, Atlantic adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of SFAS No. 133" and SFAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities SFAS No. 133 requires a company to recognize all derivative instruments as assets and liabilities in its balance sheet and measure them at fair value. The adoption of these statements did not have a material impact on Atlantic's consolidated financial position, results of operations or cash flows, as Atlantic is currently not party to any derivative instruments.

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for under a single method--the purchase method. Use of the pooling-of-interests method no longer is permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for calendar year-end companies, will be January 1, 2002. SFAS No. 142 has no financial impact on Atlantic as Atlantic does not have any goodwill or intangible assets which resulted from any previous business combinations.

(5)   INCOME TAXES

      Atlantic incurred a net loss for the three and six months ended June 30,2001. In addition, Atlantic does not expect to generated book income for the year ended December 31, 2001; therefore, no income taxes have been reflected for the six months ended June 30, 2001.

(6)   PREFERRED STOCK DIVIDEND

      On January 16, 2001, Atlantic's board of directors declared a payment-in-kind dividend of 0.065 of a share of Series A convertible preferred stock for each share of Series A preferred stock held as of the record date of February 7, 2001. The estimated fair value of this dividend of $64,144 was included in Atlantic's calculation of net loss per common share for the six months ended June 30, 2001. The equivalent dividend for the six months ended June 30, 2000 had an estimated fair value of $659,319 and is recorded in the same manner.

      On August 7, 2001, Atlantic's board of directors declared a payment-in-kind dividend of 0.065 of a share of Series A preferred stock per share of Series A preferred stock to the holders of shares of the Series A preferred stock as of the record date of August 7, 2001.

(7)   ISSUANCE OF STOCK WARRANTS

      As more fully described in Note 9 to Atlantic's Annual Report on Form 10-KSB/A as of and for the year ended December 31, 2000, on January 4, 2000, Atlantic entered into a financial advisory and consulting agreement with Joseph Stevens & Company, Inc. pursuant to which Atlantic issued to Joseph Stevens & Company, Inc. three warrants to purchase an aggregate of 450,000 shares of its common stock. Atlantic recorded compensation expense relating to these stock warrants in the amounts of $70,834 and $1,061,654 for the three- and six-month periods ended June 30, 2000, respectively. No such compensation is required subsequent to December 31, 2000.

      On March 8, 2001, Atlantic entered into an agreement with The Investor Relations Group, Inc. ("IRG") under which IRG will provide Atlantic investor relations services. Pursuant to this agreement, Atlantic issued to Dian Griesel, the principal of IRG, warrants to purchase 120,000 shares of its common stock at an exercise price of $0.875 per share. These warrants will vest monthly in 5,000 share increments over a 24-month period. In addition, should Atlantic's stock price reach $2.50, Atlantic will grant Dian Griesel an additional 50,000 warrants, and should Atlantic's stock price reach $5.00, Atlantic will grant Dian Griesel a further 50,000 warrants. As a result, Atlantic recorded compensation expense relating to these stock warrants of $22,695 and $34,666 in the three- and six-month periods ended June 30, 2001, respectively, pursuant to EITF Issue No. 96-18. Atlantic will remeasure the compensation expense at the end of each reporting period until the final measurement date is reached 24 months after issuance.

      Compensation for these warrants relates to investment banking and investor relations services and represents a general and administrative expense.

(8)   REDEEMABLE SERIES B PREFERRED SHARES

      On September 28, 2000, pursuant to a convertible preferred stock and warrants purchase agreement (the "Purchase Agreement") Atlantic issued to BH Capital Investments, L.P. and Excalibur Limited Partnership

(together, the "Investors") for a purchase price of $2,000,000, 689,656 shares of Atlantic's Series B convertible preferred stock and warrants to purchase 134,000 shares of Atlantic's common stock. Half of the shares of the Series B preferred stock (344,828 shares) and warrants to purchase half of the shares of common stock (67,000 shares) were held in escrow, along with half of the purchase price.

      On December 4, 2000, Atlantic and the Investors entered into a stock repurchase agreement (the "Repurchase Agreement") pursuant to which Atlantic repurchased from the investors a portion of the outstanding shares.

      Pursuant to Atlantic's subsequent renegotiations with the Investors, Atlantic was required, among other things, to redeem on March 28, 2002, all outstanding shares of Series B preferred stock for (A) 125% of the original issue price per share or (B) the market price of the shares of common stock into which they are convertible, whichever is greater (the "Redemption Price"). Atlantic would have been able to at any time redeem all outstanding shares of Series B preferred stock at the Redemption Price. As a result of the renegotiations discussed in this paragraph, the Series B preferred stock was considered redeemable and the remaining outstanding shares at December 31, 2000 were classified outside of permanent equity in the accompanying consolidated balance sheet. At December 31, 2000, of the shares of Series B preferred stock issued to the Investors, there were 206,898 shares outstanding at a carrying amount of $2.90 per share.

      Holders of shares of Atlantic's outstanding Series B preferred stock could convert each share into shares of common stock without paying Atlantic any cash. The conversion price per share of the Series B preferred stock was also amended by the second amendment to the Purchase Agreement. The conversion price per share of Series B preferred stock on any given day is the lower of (1) $1.00 or
(2) 90% of the average of the two lowest closing bid prices on the principal market of the common stock out of the fifteen trading days immediately prior to conversion. The change in conversion price upon the renegotiations on January 9, 2001 resulted in a difference between the conversion price of the Series B preferred stock and the market price of the common stock on the effective date of the renegotiation. This amount, estimated at $600,000, was recorded as an imputed preferred stock dividend within equity and is deducted from net loss to arrive at net loss applicable to common shares during the six months ended June 30, 2001.

      On January 19, 2001, 41,380 shares of Series B preferred stock were converted by the Investors into 236,422 shares of Atlantic's common stock. On March 9, 2001, Atlantic and the Investors entered into a second stock repurchase agreement pursuant to which Atlantic repurchased from the Investors, for an aggregate purchase price of $617,067, all 165,518 shares of Atlantic's Series B preferred stock held by the Investors on March 9, 2001. The carrying amount of the 165,518 shares is equal to $480,000; therefore the amount in excess of the carrying amount, which equals $167,127, was recorded as a dividend upon repurchase of shares of Series B preferred stock and is deducted from net loss to arrive at net loss applicable to common shares.

(9)   DEVELOPMENT REVENUE

      In accordance with an amended license and development agreement, which was subsequently terminated as described below in note 10, Bausch & Lomb Surgical reimbursed Atlantic's subsidiary, Optex Ophthalmologics, Inc. ("Optex"), for costs Optex incurred in developing its Catarex technology, plus a profit component. For the six months ended June 30, 2001, this agreement provided $2,461,922 of development revenue, and related cost of development revenue of $2,082,568. This agreement provided $1,434,634 and $2,347,115 of development revenue, and related cost of development revenue of $1,147,707 and $1,877,692 for the three- and six-month periods ended June 30, 2000 respectively. The agreement was terminated in March 2001 (see note 10 below). Accordingly, there was no development revenue or related expense for the quarter ended June 30, 2001.

(10)  SALE OF OPTEX ASSETS

      Pursuant to an asset purchase agreement dated January 31, 2001, among Bausch & Lomb, a Bausch & Lomb affiliate, Atlantic, and Optex, on March 2, 2001, Optex sold to Bausch & Lomb substantially all of its assets (mostly intangible assets with no book value), including all those related to the Catarex technology. The purchase price was $3 million paid at closing (of which approximately $564,000 has been distributed to Optex's minority shareholders). In addition, Optex is entitled to receive additional consideration, namely $1 million once Bausch & Lomb receives regulatory approval to market the Catarex device in Japan, royalties on net sales on the terms stated in the original development agreement dated May 14, 1998, between Bausch & Lomb and Optex, as amended, and minimum royalties of $90,000, $350,000, and $750,000 for the first, second, and third years, respectively, starting on first commercial use of the Catarex device or January 1, 2004, whichever is earlier. Optex also has the option to repurchase the acquired assets from Bausch & Lomb at fair value if it ceases developing the Catarex technology at fair value.

      Upon the sale of Optex assets, Bausch & Lomb's development agreement with Optex was terminated and Optex has no further involvement with Bausch & Lomb. As a result of this transaction, Atlantic recorded a net gain on the sale of Optex assets of $2,569,451 for the six-month period ended June 30, 2001, net of severance payments to former Optex employees in the amount of $240,000 made during the three-month period ended June 30, 2001. The purchase price of $3,000,000 is nonrefundable and upon the closing of the asset purchase agreement in March 2001, Optex had no further obligation to Bausch & Lomb or with regard to the assets sold. In the asset purchase agreement, Optex agreed to forgo future contingent payments provided for in the earlier development agreement. Pursuant to Atlantic's agreement with the minority shareholders of Optex, Optex has recorded a profit distribution for the six months ended June 30, 2001 of $837,274 representing the minority shareholders' percentage of the cumulative profit from the Bausch & Lomb development and asset purchase agreements up to and including proceeds from the sale of Optex' assets.

      On May 9, 2001, Atlantic's board of directors, after consideration of all the relevant facts and circumstances, including recommendation of counsel, agreed to authorize an aggregate payment of $240,000 to three former employees of Optex (who are now employed by Bausch & Lomb). The payments were made on May 11, 2001, and represented the settlement of claims made by the employees subsequent to the asset purchase agreement referred to above for severance monies allegedly due under their employment agreement. Atlantic did not believe these monies were due pursuant to the terms of the transaction itself and the respective employment agreements. The board of directors elected to acquiesce to the demands of the former employees and resolve the matter in light of the potential future royalties from Bausch & Lomb and the importance of these individuals to the ongoing development activities. The payment was recorded as an expense netted against the gain on sale of Optex assets in the June 30, 2001 statement of operations.

(11)  PRIVATE PLACEMENT OF COMMON SHARES

      On May 7, 2001, Atlantic entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, pursuant to which Fusion Capital agreed to purchase up to $6.0 million of Atlantic's common stock over a 30-month period, subject to a six-month extension or earlier termination at Atlantic's discretion. This agreement replaced an earlier common stock purchase agreement between Atlantic and Fusion Capital dated March 16, 2001. Fusion's obligation to purchase Atlantic shares is subject to certain conditions, including the effectiveness of a registration statement covering the shares to be purchased. That registration statement was declared effective on July 6, 2001. The selling price of the shares will be equal to the lesser of (1) $20.00 or (2) a price based upon the future market price of the common stock, without any fixed discount to the market price. A material contingency that may affect Atlantic's operating plans and ability to raise funds is its stock price. If its stock price remains at current levels, Atlantic will be limited in the amount of funds it will be able to draw on under the Fusion Capital agreement. Atlantic's stock price is currently below the floor price of $0.68 specified in the Fusion Capital agreement, and as a result, Atlantic is currently unable to draw on funds pursuant to the Fusion Capital agreement. As the Fusion Capital agreement is currently structured, Atlantic cannot guarantee that it will be able to draw on any funds. Atlantic paid a finder's fee of $120,000 in connection with signing this agreement and subsequently was required to issue 600,000 commitment shares to Fusion Capital; those shares had an estimated fair value of $444,000. General and administrative expense for the three-and six-month periods ended June 30, 2001 include amounts relating to the finder's fee and issuance of stock in the amounts of $444,000 and $564,000 respectively.

(12)  SALE OF GEMINI ASSETS

      Pursuant to an asset purchase agreement dated April 23, 2001, among Atlantic, Atlantic's majority-owned subsidiary Gemini Technologies, Inc., the Cleveland Clinic Foundation ("CCF") and CCF's affiliate IFN, Inc., Gemini undertook to sell, upon meeting certain closing conditions, to IFN substantially all its assets, including all those related to the 2-5A antisense enhancing technology, for future contingent royalty payments and withdrawal of CCF's arbitration demand against Atlantic and Gemini. The transaction closed on May 5, 2001. This transaction will be beneficial to Atlantic since it permits Atlantic to avoid terminating the Cleveland sublicense with no compensation to Gemini and spares Atlantic from having to pay the substantial shutdown costs that Gemini would likely have incurred without this asset purchase agreement. In connection with this sale, Atlantic recorded a loss of $334,408. This loss results from net assets sold to IFN of $136,408 and a potential exposure, related to SBIR grant funds for research on the 2-5A antisense technology, of approximately $198,000, which was accrued for at June 30, 2001.

(13)  SUBSEQUENT EVENTS

      On August 9, 2001, Atlantic retained Proteus Capital Corp. as its investment bankers to assist Atlantic with raising additional funds. Pursuant to this agreement, Atlantic has agreed to issue to Proteus warrants to acquire 100,000 shares of its common stock at the average closing stock price for the two weeks ending August 17, 2001. Beginning in the third quarter of 2001, Atlantic will record compensation expense relating to the stock warrants representing their estimated fair value. Atlantic will remeasure the compensation expense at the end each reporting period until the final measurement date is reached.

      In August 2001, Atlantic issued 35,000 shares of its common stock to each of BH Capital Investments, L.P. and Excalibur Limited Partnership in return for their commitment to provide Atlantic with $3.5 million of financing in connection with an asset purchase for which Atlantic had submitted a bid. Atlantic did not ultimately purchase those assets.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion of our results of operations and financial condition in conjunction with our Annual Report on Form 10-KSB/A for the year ended December 31, 2000. This discussion includes "forward-looking" statements that reflect our current views with respect to future events and financial performance. We use words such as we "expect," "anticipate," "believe," and "intend" and similar expressions to identify forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, particularly those risks identified in the "Risk Factors" section of the Annual Report on Form 10-KSB/A, and should not unduly rely on these forward looking statements.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JUNE 30, 2001 VS. 2000

      In accordance with a license and development agreement, as amended, Bausch & Lomb Surgical has paid our subsidiary, Optex Ophthalmologics, Inc. ("Optex"), for developing its Catarex technology. With the termination of this agreement at the conclusion of the sale of substantially all of Optex's assets (mostly intangible assets with no book value) in March 2001, as described further below, we no longer have the revenues or profits associated with that agreement available to us. As a result, for the three months ended June 30, 2001, this agreement provided no development revenue, and no related cost of development revenue. For the three months ended June 30, 2000, this agreement provided $1,434,634 of development revenue, and related cost of development revenue of $1,147,707.

      For the quarter ended June 30, 2001, research and development expense was $295,316 as compared to $302,029 in the second quarter of 2000. This decrease is primarily due to the cessation of research and development activities on the antisense technology as a result of the sale of the assets of Gemini, partially offset by increased expenditures related to the testing of our CT-3 compound.

      As of June 30, 2000, we made an investment in TeraComm, Inc. of $700,000 in cash and common stock and warrants valued at $1.8 million. For the quarter ended June 30, 2000, we expensed $2,390,023 of this payment as acquired in-process research and development since TeraComm's product development activity was in its very early stages. As a result of TeraComm's not meeting a technical milestone at December 31, 2000, no further investments were made in TeraComm.

      For the quarter ended June 30, 2001, general and administrative expense was $1,155,325 as compared to $621,836 in the quarter ended June 30, 2000. This increase is principally due to the estimated fair value of our issuing 600,000 commitment shares to Fusion Capital Fund II, LLC of $444,000 incurred during the second quarter of 2001 in conjunction with a common stock purchase agreement entered into during the second quarter of 2001 with Fusion Capital pursuant to which Fusion Capital agreed to purchase up to $6.0 million of our common stock over a 30-month period, subject to a 6-month extension or earlier termination at our discretion. Fusion's obligation to purchase Atlantic shares is subject to certain conditions, including the effectiveness of a registration statement covering the shares to be purchased. That registration statement was declared effective on July 6, 2001. A material contingency that may affect our operating plans and ability to raise funds is our stock price. If our stock price remains at current levels, we will be limited in the amount of funds we will be able to draw on under the Fusion Capital agreement. Our stock price is currently below the floor price of $0.68 specified in the Fusion Capital agreement and as a result we are currently unable to draw funds pursuant to the Fusion Capital agreement. As the Fusion Capital agreement is currently structured, we cannot guarantee that we will be able to draw on any funds. See "Liquidity and Capital Resources" for further details on this agreement. Also contributing to the increase in general and administrative expenses was an increase in expenses associated with investor relations services over last year of about $48,000.

      For the quarter ended June 30, 2001, we had compensation expense relating to stock warrants of $22,695 associated with warrants issued to Dian Griesel during March 2001 as partial compensation for investor relations services. Additional expense associated with these warrants will continue to be incurred over the two-year term of the agreement. For the quarter ended June 30, 2000, we had $70,834 of expense associated with warrants issued to Joseph Stevens & Company as partial compensation for investment banking services which amount was recorded in full as of December 31, 2000. Compensation expense relating to these investor relations and investment banking services represent a general and administrative expense.

      For the second quarter of 2001, interest and other income was $14,334, compared to $34,137 in the second quarter of 2000. The decrease in interest income is primarily due to the decline in our cash reserves.

      Net loss applicable to common shares for the quarter ended June 30, 2001, was $2,121,133 as compared to $3,087,358 for the quarter ended June 30, 2000. This decrease in net loss applicable to common shares is primarily attributable to the recording of acquired in-process research and development expense in conjunction with our investment in TeraComm, Inc. of $2,390,023 in the second quarter of 2000. The loss differential is partially reduced by a loss on the sale of the assets of Gemini of $334,408 in the second quarter of 2001, severance payments declared in May 2001 to former Optex employees aggregating to $240,000, and the cost of our issuing 600,000 commitment shares to Fusion Capital Fund II, LLC of $444,000 incurred in the second quarter of 2001. In addition, with the termination of our agreement with Bausch & Lomb, we no longer have the revenue or profits associated with that agreement available to us. As a result, we had no profit resulting from this agreement in the second quarter of 2001 as compared with $286,927 in the second quarter of 2000. For the year ended December 31, 2000, we received $5,169,288 in development revenue from Bausch & Lomb.

SIX-MONTH PERIOD ENDED JUNE 30, 2001 VS. 2000

      In accordance with a license and development agreement, as amended, Bausch & Lomb Surgical has paid our subsidiary, Optex Ophthalmologics, Inc. ("Optex"), for developing its Catarex technology. For the six months ended June 30, 2001, this agreement provided $2,461,922 of development revenue and related cost of development revenue of $2,082,568. For the six months ended June 30, 2000, this agreement provided $2,347,115 of development revenue and related cost of development revenue of $1,877,692. The increase in revenues and related expenses over last year was due to the recognition of a project completion bonus of $1,067,345 paid out and recognized at the completion of the project in March 2001. The increase is offset by the fact that there were no revenues and related expenses in the second quarter of 2001. With the termination of the above agreement at the conclusion of the sale of substantially all of Optex's assets (mostly intangible assets with no book value) in March 2001, as described further below, we will no longer have the revenues or profits associated with that agreement available to us.

      For the six months ended June 30, 2001, research and development expense was $602,083 as compared to $429,468 in the six months ended June 30, 2000. This increase is due to increased expenditures on certain development projects, including CT-3, with respect to which we have been assessing potential markets and developing test plans for a Phase II study. This increase is offset somewhat by the cessation of research and development activities on the antisense technology as a result of the sale of the assets of Gemini.

      As of June 30, 2000, we made an investment in TeraComm, Inc. of $700,000 in cash and common stock and warrants valued at $1.8 million. For the six months ended June 30, 2000, we expensed $2,390,023 of this payment as acquired in-process research and development since TeraComm's product development activity was in its very early stages. As a result of TeraComm's not meeting a technical milestone at December 31, 2000, no further investments were made in TeraComm.

      For the six months ended June 30, 2001, general and administrative expense was $1,837,273 as compared to $1,117,514 for the six months ended June 30, 2000. This increase is largely due to an increase in payroll costs over last year of approximately $90,000, an increase in expenses associated with investor relations services of approximately $65,000 and expenses incurred in conjunction with a common stock purchase agreement entered into during the second quarter of 2001 with Fusion Capital Fund II, LLC. These expenses include the cost of our issuing 600,000 commitment shares to Fusion Capital of $444,000 and a finders fee of $120,000. Fusion's obligation to purchase Atlantic shares is subject to certain conditions, including the effectiveness of a registration statement covering the shares to be purchased. That registration statement was declared effective on July 6, 2001. A material contingency that may affect our operating plans and ability to raise funds is our stock price. If our stock price remains at current levels, we will be limited in the amount of funds we will be able to draw on under the Fusion Capital agreement. At this point our stock price is currently below the floor price of $0.68 specified in the Fusion Capital agreement and as a result we are currently unable to draw funds pursuant to the Fusion Capital agreement. As the Fusion Capital agreement is currently structured, we cannot guarantee that we will be able to draw on any funds. See "Liquidity and Capital Resources" for further details on this agreement.

      For the six months ended June 30, 2001, we had compensation expense relating to stock warrants of $34,666 associated with warrants issued to Dian Griesel during March 2001 as partial compensation for investor relations services. Additional expense associated with these warrants will continue to be incurred over the two-year term of the agreement. For the six months ended June 30, 2000, we had $1,061,654 of expense associated with warrants issued to Joseph Stevens & Company as partial compensation for investment banking services, which amount was recorded in full as of December 31, 2000. Compensation expense relating to these investor relations and investment banking services represent a general and administrative expense.

      For the six months ended 2001, interest and other income was $34,352, compared to $74,327 in six months ended June 30, 2000. The decrease in interest income is primarily due to the decline in our cash reserves.

      Net loss applicable to common shares for the six months ended June 30, 2001, was $1,265,502 as compared to $5,124,919 for the six months ended June 30, 2000. This decrease in net loss applicable to common shares is attributable in part to a gain on the sale of the assets of our subsidiary, Optex, recognized during the six months ended June 30, 2001 in the amount of $2,569,451, partially offset by a distribution to the minority shareholders of Optex of $837,274 (see further discussion of this sale below). In addition, the decrease in net loss applicable to common shares is compounded by the recording of acquired in-process research and development expense in conjunction with our investment in TeraComm, Inc. of $2,390,023 in the six months ended June 30, 2000. In the six months ended June 30, 2000, we recorded compensation expense of $1,061,654 relating to stock warrants issued to Joseph Stevens & Co. compared with compensation expense of $34,666 relating to stock warrants issued to the Investor Relations Group during the current year. The loss differential is partially reduced by a loss on the sale of the assets of Gemini of $334,408 in the six months ended June 30, 2001, severance payments declared in May 2001 to former Optex employees aggregating to $240,000, and the cost of our issuing 600,000 commitment shares to Fusion Capital Fund II, LLC of $444,000 incurred in the six months ended June 30, 2001. In addition, with the termination of our agreement with Bausch & Lomb, we no longer have the revenue or profits associated with that agreement available to us. As a result, we had no profit resulting from this agreement in the second quarter of 2001 as compared with $286,927 in the second quarter of 2000. For the year ended December 31, 2000, we received $5,169,288 in development revenue from Bausch & Lomb.

      Net loss applicable to common shares for the six months ended June 30, 2001 also included a beneficial conversion on share of our Series B preferred stock in the amount of $600,000 and a dividend of $167,127 paid upon the repurchase of the outstanding shares of Series B preferred stock recorded during the six months ended June 30, 2001. We also issued preferred stock dividends on our Series A preferred stock for which the estimated fair value of $64,144 and $659,319 was included in the net loss applicable to common shares for the six months ended June 30, 2001 and 2000, respectively. The decrease in the estimated fair value of these dividends as compared to the prior year is primarily a reflection of the decline in our stock price and a reduction of the number of preferred shares issued.

LIQUIDITY AND CAPITAL RESOURCES

      From inception to June 30, 2001, we incurred an accumulated deficit of $25,427,692, and we expect to continue to incur additional losses through the year ending December 31, 2001 and for the foreseeable future. The loss has been incurred through primarily research and development activities related to the various technologies under our control.

      Pursuant to an asset purchase agreement dated January 31, 2001, among Bausch & Lomb, a Bausch & Lomb affiliate, Atlantic, and Optex, on March 2, 2001, Optex sold to Bausch & Lomb substantially all its assets (mostly intangible assets with no book value), including all those related to the Catarex technology. Upon the sale, Atlantic and Optex have no further obligations to Bausch & Lomb. The purchase price was $3 million paid at closing (approximately $564,000 of which was distributed to the minority shareholders). In addition, Optex is entitled to receive additional consideration, namely $1 million once Bausch & Lomb receives regulatory approval to market the Catarex device in Japan, royalties on net sales on the terms stated in the original development agreement dated May 14, 1998, between Bausch & Lomb and Optex, as amended, and minimum royalties of $90,000, $350,000, and $750,000 for the first, second, and third years, respectively, starting on first commercial use of the

Catarex device or January 1, 2004, whichever is earlier. Optex also has the option to repurchase the acquired assets from Bausch & Lomb if it ceases developing the Catarex technology at fair value. Upon the sale of Optex assets, Bausch & Lomb's development agreement with Optex was terminated. In the asset purchase agreement Optex agreed to forgo future contingent payments provided for in the earlier development agreement. As a result of this transaction, we recorded a gain on the sale of Optex assets of $2,569,451. We made a profit distribution of $837,274 to Optex's minority shareholders, representing their share of the cumulative profit from the development agreement with Bausch & Lomb and the proceeds from the sale of Optex' assets.

      On September 28, 2000, pursuant to a convertible preferred stock and warrants purchase agreement (the "Purchase Agreement"), we issued to BH Capital Investments, L.P. and Excalibur Limited Partnership (together, the "Investors") for a purchase price of $2,000,000, 689,656 shares of our Series B convertible preferred stock and warrants to purchase 134,000 shares of our common stock. Half of the shares of Series B preferred stock (344,828 shares) and warrants to purchase half of the shares of common stock (67,000 shares) were held in escrow, along with half of the purchase price.

      On December 4, 2000, Atlantic and the Investors entered into a stock repurchase agreement (the stock Repurchase Agreement") pursuant to which we repurchased from the Investors for $500,000 137,930 shares of Series B preferred stock, and agreed to the release from escrow to the Investors of the $1,000,000 purchase price of the 344,828 shares of Series B preferred stock held in escrow. We also allowed the Investors to keep all of the warrants issued under the purchase agreement and issued to the Investors warrants to purchase a further 20,000 shares of our common stock at the same exercise price. On January 19, 2001, 41,380 shares of Series B preferred stock were converted by the Investors into 236,422 shares of our common stock. On March 9, 2001, Atlantic and the Investors entered into a second stock repurchase agreement pursuant to which we repurchased from the Investors, for an aggregate purchase price of $617,067, all 165,518 shares of our Series B preferred stock held by the Investors. The repurchase price represented 125% of the purchase price originally paid by the investors for the repurchased shares, as well as an amount equal to the annual dividend on the Series B preferred stock at a rate per share of 8% of the original purchase price. The repurchased shares constitute all remaining outstanding shares of Series B preferred stock; we have cancelled those shares.

      On May 7, 2001, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase up to $6.0 million of our common stock over a 30-month period, subject to a 6-month extension or earlier termination at our discretion. This agreement replaced an earlier common stock purchase agreement between Atlantic and Fusion Capital dated March 16, 2001. Fusion's obligation to purchase Atlantic shares is subject to certain conditions, including the effectiveness of a registration statement covering the shares to be purchased. That registration statement was declared effective on July 6, 2001. The selling price of the shares will be equal to the lesser of (1) $20.00 or (2) a price based upon the future market price of the common stock, without any fixed discount to the market price. A material contingency that may affect our operating plans and ability to raise funds is our stock price. If our stock price remains at current levels, we will be limited in the amount of funds we will be able to draw on under the Fusion Capital agreement. As the Fusion Capital agreement is currently structured, we cannot guarantee that we will be able to draw on any funds. We paid a $120,000 finder's fee relating to this transaction to Gardner Resources, Ltd. and issued to Fusion Capital Fund II, LLC 600,000 common shares as a commitment fee. Those shares had an estimated fair value of $444,000. We have amended our agreement with Fusion Capital to allow Atlantic to draw funds pursuant to the agreement regardless of its listing status on the Nasdaq SmallCap Market.

      Our available working capital and capital requirements will depend upon numerous factors, including progress of our research and development programs; our progress in and the cost of ongoing and planned preclinical and clinical testing; the timing and cost of obtaining regulatory approvals; the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; competing technological and market developments; changes in our existing collaborative and licensing relationships; the resources that we devote to developing manufacturing and commercializing capabilities; technological advances; the status of our competitors; our ability to establish collaborative arrangements with other organizations; and our need to purchase additional capital equipment.

      At June 30, 2001, we had $1,030,363 in cash and cash equivalents and working capital of $333,300. We anticipate that our current resources will be sufficient to finance our anticipated needs for operating and capital expenditures at our present level of operations for at least the next several months. In addition, we will attempt to generate additional capital through a combination of collaborative agreements, strategic alliances, and equity and debt financing. However, we can give no assurance that we will be able to obtain additional capital through these sources or upon terms acceptable to us.

      We have the following short term and long term liquidity needs. Our cash utilized for operations for the next year is expected to be approximately $200,000 per month. Currently, these expected operating expenses include approximately $70,000 per month for research and preclinical development expenses and approximately $130,000 for general and administrative expenses. Based on our cash position of $1,030,363 at June 30, 2001, we will either have to raise additional funds within the next few months to fund our current spending requirements or we will have to reduce or eliminate the planned levels of development activities. Since we do not have significant fixed cash commitments, we have the option of significantly cutting or delaying our development activities as may be necessary. A material contingency that may affect our operating plans and ability to raise funds is our stock price. If our stock price remains at current levels, we will be limited in the amount of funds we will be able to draw on under the Fusion Capital agreement. Our stock price is currently below the floor price of $0.68 and as a result we are currently unable to draw funds pursuant to the Fusion Capital agreement. If our stock price rises above $0.68, we will be able to begin drawing funds in the amount of up to $200,000 per month from Fusion Capital, subject to certain conditions. As the Fusion Capital agreement is currently structured, we cannot guarantee that we will be able to draw on any funds. If we are unable to draw funds from Fusion Capital, we will seek alternative funding sources. These funding sources include seeking other equity financing and working toward licensing CT-3 later in 2001.

      On August 9, 2001, we retained Proteus Capital Corp. as our investment bankers to assist us with raising additional funds.

      We are at risk of being delisted from the Nasdaq SmallCap Market. As of March 20, 2001, we had the thirtieth consecutive business day that the minimum bid price of our common stock was less than $1.00. This constitutes a failure on our part to meet Nasdaq's continued inclusion requirement for minimum bid price. On March 22, 2001, Nasdaq notified us of this failure, and we had a period of 90 calendar days from that notice to comply with the continued inclusion standard for minimum bid price. Our common stock's minimum bid price has remained below $1.00. On August 9, 2001, we had a hearing with Nasdaq's Listing Qualifications Panel at which it was determined that our stock would be delisted subsequently on an unspecified date. Shares of our stock would still be able to be traded on the bulletin board. This could materially and adversely affect our ability to raise additional funding.

RESEARCH AND DEVELOPMENT ACTIVITIES

Optex and the Catarex(TM) Technology

      Our majority-owned (81.2%) subsidiary, Optex, is entitled to royalties and other revenues in connection with commercialization of the Catarex technology. Bausch & Lomb, a multinational ophthalmics company, is developing this technology to overcome the limitations and deficiencies of traditional cataract extraction techniques. Optex had been the owner of this technology and was developing it pursuant to a development agreement with Bausch & Lomb, but on March 2, 2001, Optex sold to Bausch & Lomb substantially all of its assets (mostly intangible assets with no book value), including those related to the Catarex technology.

      Bausch & Lomb, which has committed over $15 million on the project to date, has assumed full responsibility for development and marketing of the technology, and will pay Optex royalties on sales of the device and associated system. Bausch and Lomb has informed us that it expects to begin human clinical trials of the device in the third quarter of 2001 at a variety of investigation sites, and that it is working to develop the next-generation handpiece in order to integrate the Catarex device with its Millenium Surgical platform.

CT-3 Anti-inflammatory/Analgesic Compound

      We are developing our proprietary compound CT-3, a patented synthetic derivative of carboxylic tetrahydrocannabinol (THC-7C), as an alternative to nonsteroidal anti-inflammatory drugs, or "NSAIDs," such as aspirin and ibuprofen. Over 130 million Americans suffer from chronic pain and 40 million suffer from arthritis, and worldwide prescription sales of analgesic/anti-inflammatory drugs exceeded $9 billion in 1999. Preliminary studies have shown that CT-3 demonstrates analgesic/anti-inflammatory properties at microgram doses without central nervous system or gastrointestinal side effects and also reduces joint damage caused by rheumatoid arthritis.

      Since CT-3 appears to possess a wide range of therapeutic activity, we are carefully choosing an indication that we feel CT-3 would be most efficacious for and one that will strategically allow us to increase the licensing value of CT-3 in the most timely and cost effective manner. We are continuing our efforts by conducting additional preclinical tests to study the analgesic activity of CT-3, particularly with reference to neuropathic pain. We are planning to initiate shortly a Phase I/II clinical trial of safety, tolerability, and efficacy to determine the upper limits of safe dosing with CT-3 and to measure the potential for CT-3 to act as a pain reliever in patients with neuropathic pain. In addition, we have recently initiated a development plan for CT-3 to test its efficacy in multiple sclerosis. We are currently testing these assumptions by conducting preliminary studies in animal models predictive of efficacy in humans. We are also preparing to conduct Phase II clinical trials to evaluate the efficacy of CT-3 in multiple sclerosis-associated tremors and spasticity.

      We are continuing to develop CT-3 for use in the treatment of a variety of indications. After completion of the Phase I clinical trial we increased our efforts to sublicense CT-3, to suitable strategic partners to assist in clinical development, regulatory approval filing, manufacturing and marketing of CT-3. Gemini and the 2-5A Antisense Technology

CryoComm(TM) Ultra High Speed Superconducting Electronics for Fiber-Optic Data Transport and Routing

      On May 1, 2001, we announced that we are expanding our involvement in superconducting electronics technology by launching a new wholly-owned subsidiary, CryoComm, Inc. CryoComm is currently the only company developing terabit superconducting electronics for Internet packet switching and transport products to sustain future growth of the Internet. This technology will solve a major problem for large carriers: how to increase network capacity and remain profitable. The benefits of this technology include quality of service, traffic grooming, real-time provisioning and software-defined functionality that cannot be realized in conventional fiber-optic network switches. And such a system could be smaller, consume less power, use less fiber bandwidth, and cost less than semiconductor switches having the same capacity.

      CryoComm is currently developing and identifying all the elements for the demonstration of an ultrafast fiber-optic packet switch based in superconducting electronics. In particular, the company has a design for the superconducting chip that will be at the core of the demonstration. CryoComm is now seeking a directed investment of $5 million from private funding sources to demonstrate 320 gigabit per second switch capacity in a single chip in year 2002. The company has presented this plan to major global long-haul telecommunications carriers, and their responses have been uniformly positive and they have encouraged the company to proceed with this development.

PART II -- OTHER INFORMATION

Item 5.    Other Information

Risk of Delisting

      We are at risk of being delisted from the Nasdaq SmallCap Market.

      As of March 20, 2001, the minimum bid price of our common stock had been less than $1.00 for 30 consecutive business days. This constituted a failure on our part to meet Nasdaq's continued inclusion requirement for minimum bid price.

      On March 22, 2001, Nasdaq notified us of this failure, and we had a period of 90 calendar days from that notice to comply with the continued inclusion standard for minimum bid price. To do so, we would have had to meet that standard for a minimum of 10 consecutive business days during the 90-day compliance period. We failed to do so, and on June 21, 2001, Nasdaq notified us that we would be delisted on June 29, 2001, unless by June 28, 2001, we request a hearing before Nasdaq's Listing Qualifications Panel.

      On June 28, 2001, we requested a hearing, and that hearing was held on August 9, 2001. The delisting of our common stock has been stayed pending the Panel's decision. At the hearing, we requested, based on our particular circumstances, an extension of the time allotted to raise our share price. There can be no assurance the Panel will grant our request.

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

10.22(4) Letter agreement between Atlantic and Paramount Capital, Inc. dated February 26,1997.

10.23(4) agreement and plan of reorganization by and among Atlantic, Channel Therapeutics, Inc. and New Channel, Inc. dated February 20, 1997.

10.24(4) Warrant issued to John Prendergast to purchase 37,500 shares of Atlantic's Common Stock.

10.25(4) Warrant issued to Dian Griesel to purchase 24,000 shares of Atlantic's Common Stock.

10.26(7) Amendment No. 1 to development & license agreement by and between Optex and Bausch & Lomb Surgical, Inc. dated September 16, 1999.

10.27(8) Financial advisory and consulting agreement by and between Atlantic and Joseph Stevens & Company, Inc. dated January 4, 2000.

10.28(8) Warrant No. 1 issued to Joseph Stevens & Company, Inc. to purchase 150,000 shares of Atlantic's Common Stock exercisable January 4, 2000.

10.29(8) Warrant No. 2 issued to Joseph Stevens & Company, Inc. to purchase 150,000 shares of Atlantic's Common Stock exercisable January 4, 2001.

10.30(8) Warrant No. 3 issued to Joseph Stevens & Company, Inc. to purchase 150,000 shares of Atlantic's Common Stock exercisable January 4, 2002.

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

10.43(10)   Registration rights agreement dated September 28, 2000, among
            Atlantic, BH Capital Investments, L.P., and Excalibur Limited
            Partnership.

10.44(10)   Escrow agreement dated September 28, 2000, among Atlantic, BH
            Capital Investments, L.P., and Excalibur Limited Partnership.

10.45(10)   Form of stock purchase warrants issued on September 28, 2000, to
            BH Capital Investments, L.P., exercisable for shares of common stock of Atlantic.

10.46(10)   Form of stock purchase warrants issued on September 28, 2000, to
            Excalibur Limited Partnership, exercisable for shares of common stock of Atlantic.

10.47(10)   Amendment No. 1 dated October 31, 2000, to convertible preferred stock and warrants purchase agreement dated September 28, 2000, among Atlantic, BH Capital Investments, L.P., and Excalibur
            Limited Partnership.

10.48(12)   Stock repurchase agreement dated December 4, 2000, among
            Atlantic, BH Capital Investments, L.P., and Excalibur Limited
            Partnership.

10.49(14)   Letter agreement dated December 28, 2000, among Atlantic and BH
            Capital Investments, L.P., and Excalibur Limited Partnership.

10.50(11)   Amendment No. 2 dated January 9, 2001, to convertible preferred stock and warrants purchase agreement dated September 28, 2000, among Atlantic, BH Capital Investments, L.P., and Excalibur
            Limited Partnership.

10.51(14)   Amendment No. 1 dated January 9, 2001, to registration rights agreement dated September 28, 2000, among Atlantic and BH Capital
            Investments, L.P. and Excalibur Limited Partnership.

10.52(11)   Amendment No. 3 dated January 19, 2001, to convertible preferred stock and warrants purchase agreement dated September 28, 2000, among Atlantic, BH Capital Investments, L.P., and Excalibur
            Limited Partnership.

10.53(14)   Letter agreement dated January 25, 2001, among Atlantic and BH
            Capital Investments, L.P., and Excalibur Limited Partnership.

10.54(13)   Stock repurchase agreement No. 2 dated March 9, 2001, among
            Atlantic, BH Capital Investments, L.P., and Excalibur Limited
            Partnership.

10.55(15)   Common stock purchase agreement dated March 16, 2001, between
            Atlantic and Fusion Capital Fund II, LLC.

10.56(15)   Warrant certificate issued March 8, 2001 by Atlantic to Dian
            Griesel.

10.57(16)   Common stock purchase agreement dated as of May 7, 2001, between
            Atlantic and Fusion Capital Fund II, LLC.

10.58(16)   Form of registration rights agreement between Atlantic and Fusion
            Capital Fund II, LLC.

10.59* Asset purchase agreement dated as of April 23, 2001, between Atlantic, Gemini Technologies, Inc., and IFN, Inc.

21.1(1)     Subsidiaries of Atlantic.

------

+ Confidential treatment has been granted as to certain portions of these exhibits.

*           Filed herewith.

(1) Incorporated by reference to exhibits of Atlantic's registration statement on Form SB-2, Registration #33-98478, as filed with the Securities and Exchange Commission (the "SEC") on October 24, 1995 and as amended by Amendment No. 1, Amendment No. 2, Amendment No.3, Amendment No. 4 and Amendment No. 5, as filed with the SEC on November 9, 1995, December 5, 1995, December 12, 1995, December 13, 1995 and December 14, 1995, respectively.

(2) Incorporated by reference to exhibits of Atlantic's Current Report on Form 8-K, as filed with the SEC on August 30, 1996.

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

(11) Incorporated by reference to exhibits of Atlantic's Form 8-K filed on January 24, 2001.

(12) Incorporated by reference to exhibits of Atlantic's Form 8-K filed on December 11, 2000.

(13) Incorporated by reference to exhibits of Atlantic's Form 8-K filed on March 14, 2001.

(14) Incorporated by reference to exhibits of Atlantic's Form 10-KSB filed on April 17, 2001.

(15) Incorporated by reference to exhibits of Atlantic's Form 10-QSB for the period ended March 31, 2001.

(6) Incorporated by reference to exhibits of Atlantic's Registration Statement on Form SB-2 (Registration No. 333-61974), as filed with the Commission on May 31, 2001, and as amended by Amendment No. 1 as filed with the SEC on June 29, 2001.

Reports on Form 8-K

      On May 16, 2001, Atlantic filed with the SEC a Current Report on Form 8-K stating that on May 4, 2001, there occurred the closing of the sale by Gemini Technologies, Inc., an 85%-owned subsidiary of Atlantic, to IFN, Inc., an affiliate of the Cleveland Clinic Foundation, of substantially all the assets of Gemini. This sale was pursuant to an asset purchase agreement dated April 23, 2001, between Atlantic, Gemini, the Cleveland Clinic Foundation, and IFN, Inc.

      On May 23, 2001, Atlantic filed with the SEC a Current Report on Form 8-K stating that on May 21, 2001, Nasdaq advised Atlantic that Atlantic is in compliance with the Marketplace Rules requirement that it have at least $2,000,000 of net tangible assets or $500,000 net income.

                                     SIGNATURES

      In accordance with the requirements of the Exchange Act, Atlantic caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ATLANTIC TECHNOLOGY VENTURES, INC.


Date:  August 20, 2001          /s/ Fredric P. Zotos
                              ------------------------------
                              Frederic P. Zotos
                              President, Chief Executive Officer, and Director


Date:  August 20, 2001        /s/ Nicholas J. Rossettos
                              ------------------------------
                              Nicholas J. Rossettos
                              Chief Financial Officer