Form 10QSB
period 2001-09-30
ATLANTIC TECHNOLOGY VENTURES INC
filed 2001-11-19
CIK 1001316

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2001

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        for the transition period from __________ to ____________.


                         Commission file number 0-27282

                       ATLANTIC TECHNOLOGY VENTURES, INC.
        -----------------------------------------------------------------
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


                                 (212) 267-2503
                           ---------------------------
                           (Issuer's telephone number)


               150 Broadway, Suite 1110, New York, New York 10038
        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  |X|           No |_|

Number of shares of common stock outstanding as of November 14, 2001:  7,201,480

Transitional Small Business Disclosure Format (check one):  Yes |_|      No  |X|

                                      INDEX


                                                                            Page
PART I --  FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets (unaudited)
            as of September 30, 2001 and December 31, 2000                   3

            Consolidated Statements of Operations (unaudited) for
            the three and nine months ended September 30, 2001
            and 2000, and the period from July 13, 1993
            (inception) to September 30, 2001                                4

            Consolidated Statements of Cash Flows (unaudited) for
            the nine months ended September 30, 2001 and 2000,
            and the period from July 13, 1993 (inception) to
            September 30, 2001                                               5

            Notes to Consolidated Financial Statements (unaudited)           6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             11



PART II-- OTHER INFORMATION

Item 2.     Changes in Securities

Item 4.     Submission of Matters to a Vote of Security Holders             17

Item 5.     Other Information                                               17

Item 6.     Exhibits and Reports on Form 8-K                                17


SIGNATURES                                                                  23

PART I -- FINANCIAL INFORMATION

Item 1.     Financial Statements


               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                   September 30,     December 31,
                                 Assets                                                  2001            2000
----------------------------------------------------------------------------        ------------    ------------
Current assets:
     Cash and cash equivalents                                                      $    440,558       2,663,583
     Accounts receivable                                                                      --         192,997
     Prepaid expenses                                                                     27,194          22,599
                                                                                    ------------    ------------
                          Total current assets                                           467,752       2,879,179

Property and equipment, net                                                              116,364         227,088
Investment in affiliate                                                                    8,351          67,344
Other assets                                                                              22,838           2,901
                                                                                    ------------    ------------

                          Total assets                                              $    615,305       3,176,512
                                                                                    ============    ============

                 Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
     Accounts payable and accrued expenses                                          $    748,359         785,838
     Deferred revenue                                                                         --       1,294,615

                                                                                    ------------    ------------
                          Total current liabilities                                 $    748,359       2,080,453

Redeemable Series B convertible preferred stock
     Authorized 1,647,312 shares; 0 and 206,898 shares issued and
     outstanding at September 30, 2001 and December 31, 2000 respectively                     --         600,000

Stockholders' equity (deficit):
     Preferred stock, $.001 par value. Authorized 10,000,000
         shares; 1,375,000 shares designated as Series A
         convertible preferred stock                                                          --              --
     Series A convertible preferred stock, $.001 par value
         Authorized 1,375,000 shares; 350,606 and 359,711 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively
         (liquidation preference aggregating $4,557,878 and $4,676,243 at
         September 30, 2001
         and December 31, 2000, respectively)                                                351             360
     Convertible preferred stock warrants, 112,896
         issued and outstanding at September 30, 2001 and
         December 31, 2000                                                               520,263         520,263
     Common stock, $.001 par value. Authorized 50,000,000
         shares; 7,201,480 and 6,122,135 shares issued and outstanding
         at September 30, 2001 and December 31, 2000, respectively                         7,201           6,122
     Common stock subscribed. 182 shares at September 30, 2001
         and December, 31, 2000                                                               --              --
     Additional paid-in capital                                                       25,502,927      24,796,190
     Deficit accumulated during development stage                                    (26,163,254)    (24,826,334)
                                                                                    ------------    ------------
                                                                                        (132,512)        496,601

     Less common stock subscriptions receivable                                             (218)           (218)
     Less treasury stock, at cost                                                           (324)           (324)
                                                                                    ------------    ------------

                          Total stockholders' equity (deficit)                          (133,054)        496,059
                                                                                    ------------    ------------

                          Total liabilities and stockholders' equity (deficit)      $    615,305       3,176,512
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

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                        Cumulative
                                                                                                                        period from
                                                                                                                       July 13, 1993
                                                                 Three months ended            Nine months ended      (inception) to
                                                                   September 30,                 September 30,         September 30,
                                                            --------------------------    --------------------------   -------------
                                                                2001           2000           2001          2000           2001
                                                            -----------    -----------    -----------    -----------    -----------
Revenues:
     Development revenue                                    $      --      $ 1,072,716    $ 2,461,922    $ 3,419,831    $ 8,713,720
     License revenue                                               --             --             --             --        2,500,000
     Grant revenue                                                 --             --          250,000         13,009        616,659
                                                            -----------    -----------    -----------    -----------    -----------

           Total revenues                                          --        1,072,716      2,711,922      3,432,840     11,830,379
                                                            -----------    -----------    -----------    -----------    -----------

Costs and expenses:
     Cost of development revenue                                   --          858,173      2,082,568      2,735,865      7,084,006
     Research and development                                   172,257        424,829        774,340        854,297     10,279,250
     Acquired in-process research and development                  --          263,359           --        2,653,382      2,653,382
     General and administrative                                 496,294        477,949      2,333,567      1,595,463     18,236,793
     Compensation expense relating to stock warrants, net
        (general and administrative)                             35,968         11,857         70,634      1,073,511      1,091,499
     License fees                                                  --             --             --             --          173,500
                                                            -----------    -----------    -----------    -----------    -----------

           Total operating expenses                             704,519      2,036,167      5,261,109      8,912,518     39,518,430
                                                            -----------    -----------    -----------    -----------    -----------

           Operating loss                                      (704,519)      (963,451)    (2,549,187)    (5,479,678)   (27,688,051)

Other (income) expense:
     Interest and other income                                   (6,266)       (22,940)       (40,618)       (97,267)    (1,291,754)
     Gain on sale of Optex assets                                  --             --       (2,569,451)          --       (2,569,451)
     Loss on sale of Gemini assets                                 --             --          334,408           --          334,408
     Interest expense                                              --             --             --             --          625,575
     Equity in (earnings) loss of affiliate                      37,309         31,915         58,993         55,615        138,267
     Distribution to minority shareholders                         --             --          837,274           --          837,274
                                                            -----------    -----------    -----------    -----------    -----------

           Total other (income) expense                          31,043          8,975     (1,379,394)       (41,652)    (1,925,681)
                                                            -----------    -----------    -----------    -----------    -----------

           Net loss                                         $  (735,562)   $  (972,426)   $(1,169,793)   $(5,438,026)  $(25,762,370)
                                                            ===========    ===========    ===========    ===========   ============

Imputed convertible preferred stock dividend                       --             --          600,000           --        5,931,555
Dividend paid upon repurchase of Series B                          --             --          167,127           --          400,884
Preferred stock dividend issued in preferred shares              43,305        152,195        107,449        811,514      1,390,512
                                                            -----------    -----------    -----------    -----------    -----------

Net loss applicable to common shares                        $  (778,867)   $(1,124,621)   $(2,044,369)   $(6,249,540)  $(33,485,321)
                                                            ===========    ===========    ===========    ===========   ============

Net loss per common share:
     Basic and diluted                                      $     (0.11)   $     (0.19)   $     (0.30)   $     (1.14)
                                                            ===========    ===========    ===========    ===========

Weighted average shares of common stock outstanding,
     basic and diluted:                                       7,166,090      6,033,257      6,734,788      5,504,144
                                                            ===========    ===========    ===========    ===========

     See accompanying notes to unaudited consolidated financial statements.

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                                        Cumulative
                                                                                                                       period from
                                                                                             Nine months ended        July 13, 1993
                                                                                               September 30,          (inception) to
                                                                                      ----------------------------     September 30,
                                                                                          2001             2000             2001
                                                                                      -----------      -----------     -------------
Cash flows from operating activities:
     Net loss                                                                          (1,169,793)      (5,438,026)     (25,762,370)
     Adjustments to reconcile net loss to
        net cash used in operating activities:
           Acquired in-process research and development                                      --          1,800,000        1,800,000
           Expense relating to issuance of common stock and warrants                      488,100             --            786,302
           Expense relating to the issuance of options                                       --               --             81,952
           Expense related to Channel merger                                                 --               --            657,900
           Change in equity of affiliate                                                   58,993           55,615          138,267
           Compensation expense relating to stock options and warrants                     70,634        1,073,511        1,299,544
           Discount on notes payable - bridge financing                                      --               --            300,000
           Depreciation                                                                    55,015           51,529          561,520
           Gain on sale of Optex assets                                                (2,569,451)            --         (2,569,451)
           Distribution to Optex minority shareholders                                    837,274             --            837,274
           Loss on sale of Gemini assets                                                  334,408             --            334,408
           Loss on disposal of furniture and equipment                                       --               --             73,387
           Changes in assets and liabilities:
               (Increase) decrease in accounts receivable                                 192,997         (700,188)            --
               Increase in prepaid expenses                                                (4,595)         (20,185)         (27,194)
               Decrease in deferred revenue                                            (1,294,615)            --               --
               Increase (decrease) in accrued expenses                                   (664,637)         519,025          121,201
               Increase (decrease) in accrued interest                                       --               --            172,305
               Increase in other assets                                                   (19,937)          (2,901)         (22,838)
                                                                                      -----------      -----------      -----------
                  Net cash used in operating activities                                (3,685,607)      (2,661,620)     (21,217,793)
                                                                                      -----------      -----------      -----------
Cash flows from investing activities:
     Purchase of furniture and equipment                                                 (108,250)        (137,869)        (921,331)
     Investment in affiliate                                                                 --           (146,618)        (146,618)
     Proceeds from sale of Optex assets                                                 3,000,000             --          3,000,000
     Proceeds from sale of furniture and equipment                                           --               --              6,100
                                                                                      -----------      -----------      -----------

                  Net cash provided by (used in) investing activities                   2,891,750         (284,487)       1,938,151
                                                                                      -----------      -----------      -----------
Cash flows from financing activities:
     Proceeds from exercise of warrants                                                      --               --              5,500
     Proceeds from exercise of stock options                                                 --            344,597          397,098
     Proceeds from issuance of demand notes payable                                          --               --          2,395,000
     Repayment of demand notes payable                                                       --               --           (125,000)
     Proceeds from the issuance of notes payable - bridge financing                          --               --          1,200,000
     Proceeds from issuance of warrants                                                      --               --            300,000
     Repayment of notes payable - bridge financing                                           --               --         (1,500,000)
     Repurchase of common stock                                                              --               --               (324)
     Preferred stock dividend paid                                                           (987)            --             (1,305)
     Proceeds from the issuance of common stock                                              --               --          7,547,548
     Proceeds from issuance of convertible preferred stock                                   --            828,489       11,441,672
     Repurchase of convertible preferred stock                                           (617,067)            --         (1,128,875)
     Distribution to Optex minority shareholders                                         (811,114)            --           (811,114)
                                                                                      -----------      -----------      -----------

                  Net cash provided (used in) by financing activities                  (1,429,168)       1,173,086       19,720,200
                                                                                      -----------      -----------      -----------

                  Net decrease in cash and cash equivalents                            (2,223,025)      (1,773,021)         440,558

Cash and cash equivalents at beginning of period                                        2,663,583        3,473,321             --
                                                                                      -----------      -----------      -----------
Cash and cash equivalents at end of period                                                440,558        1,700,300          440,558
                                                                                      ===========      ===========      ===========
Supplemental disclosure of noncash financing activities:
     Issuance of common stock in exchange for common stock subscriptions                     --               --              7,027
     Conversion of demand notes payable and the related accrued
         interest to common stock                                                            --               --          2,442,304
     Cashless exercise of preferred warrants                                                 --             19,811           49,880
     Conversion of preferred to common stock                                                  409              289            2,835
     Preferred stock dividend issued in shares                                            107,449          811,514        1,233,329
                                                                                      ===========      ===========      ===========

     See accompanying notes to unaudited consolidated financial statements.

               ATLANTIC TECHNOLOGY VENTURES, INC. and SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2001


(1)         BASIS OF PRESENTATION

            The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2001 or for any subsequent period. These consolidated financial statements should be read in conjunction with Atlantic Technology Ventures, Inc., and Subsidiaries' ("Atlantic") Annual Report on Form 10-KSB/A as of and for the year ended December 31, 2000.

(2)         LIQUIDITY

            On November 6, 2001, Atlantic entered into an agreement with Joseph Stevens & Company, Inc. in which Joseph Stevens agreed to act as placement agent for a private placement of shares of Atlantic common stock. In that private placement, the proposed purchase price of each share of Atlantic common stock will be $0.24 and the minimum and maximum aggregate subscription amounts will be $2,000,000 and $3,000,000, respectively. In addition, each investor will receive a warrant to purchase one share of Atlantic common stock for every share of Atlantic common stock purchased by that investor. The warrants will have an exercise price of $0.29 and will be exercisable for five years from the closing date. In connection with the offering, Atlantic will pay to Joseph Stevens a placement fee equal to 7% of the aggregate subscription amount plus 10% of the number of shares and warrants issued to the investors. Joseph Stevens has informed Atlantic that as of the end of November 19, 2001, investors had placed in escrow over $1,000,000 towards the aggregate subscription price of this private placement, and Atlantic expects that by November 30, 2001, it will have received commitments for at least the minimum aggregate subscription amount and will be able to close this financing. There can, however, be no assurances that the closing will take place by then, or at all.

            Atlantic anticipates that their liquid resources, before any proceeds from the proposed private placement, will be sufficient to finance their anticipated needs for operating and capital expenditures at their current level of operations for at least the next several weeks. Atlantic will attempt to generate additional capital through a combination of collaborative agreements, strategic alliances and equity and debt financing, and Atlantic anticipates that the proceeds it expects to receive from the private placement conducted through Joseph Stevens & Company, Inc. would be sufficient to finance its anticipated needs for operating and capital expenditures at their current level of operations for at least the next year. However, Atlantic can give no assurance that they will receive any proceeds from the proposed private placement or obtain funds through other sources on terms acceptable to them.

            On May 7, 2001, Atlantic entered into a common stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase up to $6.0 million of our common stock. This agreement replaced an earlier common stock purchase agreement between Atlantic and Fusion Capital dated March 16, 2001. Fusion's obligation to purchase Atlantic shares is subject to certain conditions, including the effectiveness of a registration statement covering the shares to be purchased. That registration statement was declared effective on July 6, 2001. A material contingency that may affect Atlantic's operating plans and ability to raise funds under this agreement is its stock price. Currently, Atlantic's stock price is below the floor price of $0.68 specified in the Fusion Capital agreement and as a result Atlantic is currently unable to draw funds pursuant to the Fusion Capital agreement. As the Fusion Capital agreement is currently structured, Atlantic cannot guarantee that it will be able to draw any funds. To date, Atlantic has not drawn funds pursuant to this agreement. See note 11 below and see the liquidity discussion within "Management's Discussion and Analysis of Financial Condition and Results of Operations."

            Subsequent to an oral hearing before a Nasdaq Listing Qualifications Panel, on August 23, 2001, Atlantic's securities were delisted from the Nasdaq Stock Market for failing to meet the minimum bid price requirements set forth in the NASD Marketplace Rules, as Atlantic's common stock had traded for less than $1.00 for more than 30 consecutive business days. Atlantic's common stock now trades on the OTC Bulletin Board under the symbol "ATLC.OB". Delisting of Atlantic's common stock from Nasdaq could have a material adverse effect on its ability to raise additional capital, its stockholders' liquidity and the price of its common stock.

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

            In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under a single method--the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for calendar year-end companies, will be January 1, 2002. SFAS No. 142 has no financial impact on Atlantic since Atlantic does not have any goodwill or intangible assets which resulted from any previous business combinations.

(5)         INCOME TAXES

            Atlantic incurred a net loss for the three and nine months ended September 30, 2001. In addition, Atlantic does not expect to generated book income for the year ended December 31, 2001; therefore, no income taxes have been reflected for the three and nine months ended September 30, 2001.

(6)         PREFERRED STOCK DIVIDEND

            On January 16, 2001 and August 7, 2001, Atlantic's board of directors declared payment-in-kind dividends of 0.065 of a share of Series A convertible preferred stock for each share of Series A convertible preferred stock held as of the record dates of February 7, 2001 and August 7, 2001 respectively. The estimated fair value of these dividends in the aggregate of $43,305 and $107,449 were included in Atlantic's calculation of net loss per common share for the three-and nine-month periods ended September 30, 2001, respectively. The equivalent dividends for the three-and nine-month periods ended September 30, 2000 had an estimated fair value of $152,195 and $811,514, respectively and are recorded in the same manner.

 (7)        ISSUANCE OF STOCK WARRANTS

            As more fully described in Note 9 to Atlantic's Annual Report on Form 10-KSB/A as of and for the year ended December 31, 2000, on January 4, 2000, Atlantic entered into a financial advisory and consulting agreement with Joseph Stevens & Company, Inc. pursuant to which Atlantic issued to Joseph Stevens & Company, Inc. three warrants to purchase an aggregate of 450,000 shares of its common stock. Atlantic recorded compensation expense relating to these stock warrants in the amounts of $11,857 and $1,073,511 for the three-and nine-month periods ended September 30, 2000, respectively. No such compensation expense exists subsequent to December 31, 2000 as the warrants are fully vested. These warrants were still outstanding as of September 30, 2001.

            On March 8, 2001, Atlantic entered into an agreement with The Investor Relations Group, Inc. ("IRG") under which IRG will provide Atlantic investor relations services. Pursuant to this agreement, Atlantic issued to Dian Griesel, the principal of IRG, warrants to purchase 120,000 shares of its common stock at an exercise price of $0.875 per share. These warrants will vest monthly in 5,000 share increments over a 24-month period. In addition, should Atlantic's stock price reach $2.50, Atlantic will grant Dian Griesel warrants to purchase an additional 50,000 shares of its common stock, and should Atlantic's stock price reach $5.00, Atlantic will grant Dian Griesel warrants to purchase a further 50,000 shares of its common stock. As a result, Atlantic recorded compensation expense relating to the issuance of the stock warrants to purchase 120,000 shares of $38,200 for the nine-month period ended September 30, 2001 pursuant to EITF Issue No. 96-18. As a result of a decline in Atlantic's common stock price during the three months ended September 30, 2001, the cumulative expense associated with these warrants was reduced. The depreciation in the estimated fair value of the warrants previously recorded and the current quarter expense resulted in a net reversal of compensation expense of $9,387 which is recorded during the three months ended September 30, 2001. Atlantic will remeasure the compensation expense at the end of each reporting period until the final measurement date is reached 24 months after issuance. These warrants are outstanding as of September 30, 2001.

            On August 9, 2001, Atlantic entered into an agreement with Proteus Capital Corp. ("Proteus") in which Proteus agreed to assist Atlantic with raising additional funds. Pursuant to this agreement, Atlantic granted Proteus warrants to purchase 100,000 shares of its common stock at $0.59 per share, which was the average closing stock price for the two weeks ending August 17, 2001. The warrants were fully vested on the date of the agreement and were outstanding at September 30, 2001. The term of the warrants is five years. Atlantic recorded compensation expense relating to these stock warrants of $45,355 for the three and nine months ended September 30, 2001, pursuant to EITF Issue No. 96-18.

            Compensation for these warrants relates to fundraising and investor relations services and represents a general and administrative expense.

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

            Holders of shares of Atlantic's outstanding Series B preferred stock could convert each share into shares of common stock without paying Atlantic any cash. The conversion price per share of the Series B preferred stock was also amended by the second amendment to the Purchase Agreement. The conversion price per share of Series B preferred stock on any given day is the lower of (1) $1.00 or (2) 90% of the average of the two lowest closing bid prices on the principal market of the common stock out of the fifteen trading days immediately prior to conversion. The change in conversion price upon the renegotiations on January 9, 2001 resulted in a difference between the conversion price of the Series B preferred stock and the market price of the common stock on the effective date of the renegotiation. This amount, estimated at $600,000, was recorded as an imputed preferred stock dividend within equity and is deducted from net loss to arrive at net loss applicable to common shares during the nine months ended September 30, 2001.

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

(9)         DEVELOPMENT REVENUE

            In accordance with an amended license and development agreement, which was subsequently terminated as described below in note 10, Bausch & Lomb Surgical reimbursed Atlantic's subsidiary, Optex Ophthalmologics, Inc. ("Optex"), for costs Optex incurred in developing its Catarex technology, plus a profit component. For the nine months ended September 30, 2001, this agreement provided $2,461,922 of development revenue, and related cost of development revenue of $2,082,568. This agreement provided $1,072,716 and $3,419,831 of development revenue, and related cost of development revenue of $858,173 and $2,735,865 for the three-and nine-month periods ended September 30, 2000 respectively. The agreement was terminated in March 2001 (see note 10 below). Accordingly, there was no development revenue or related expense for the three-month period ended September 30, 2001.

(10)        SALE OF OPTEX ASSETS

            Pursuant to an asset purchase agreement dated January 31, 2001, among Bausch & Lomb, a Bausch & Lomb affiliate, Atlantic, and Optex, on March 2, 2001, Optex sold to Bausch & Lomb substantially all of its assets (mostly intangible assets with no book value), including all those related to the Catarex technology. The purchase price was $3 million paid at closing (of which approximately $564,000 has been distributed to Optex's minority shareholders). In addition, Optex is entitled to receive additional consideration, namely $1 million once Bausch & Lomb receives regulatory approval to market the Catarex device in Japan, royalties on net sales on the terms stated in the original development agreement dated May 14, 1998, between Bausch & Lomb and Optex, as amended, and minimum royalties of $90,000, $350,000, and $750,000 for the first, second, and third years, respectively, starting on first commercial use of the Catarex device or January 1, 2004, whichever is earlier. Optex also has the option to repurchase the acquired assets from Bausch & Lomb at fair value if it ceases developing the Catarex technology.

            Upon the sale of Optex assets, Bausch & Lomb's development agreement with Optex was terminated and Optex has no further involvement with Bausch & Lomb. As a result of this transaction, Atlantic recorded a net gain on the sale of Optex assets of $2,569,451 for the nine-month period ended September 30, 2001, net of severance payments to former Optex employees in the amount of $240,000 as described below. The purchase price of $3,000,000 is nonrefundable and upon the closing of the asset purchase agreement in March 2001, Optex had no further obligation to Bausch & Lomb or with regard to the assets sold. In the asset purchase agreement, Optex agreed to forgo future contingent payments provided for in the earlier development agreement. Pursuant to Atlantic's agreement with the minority shareholders of Optex, Optex has recorded a profit distribution for the nine months ended September 30, 2001 of $837,274 representing the minority shareholders' percentage of the cumulative profit from the Bausch & Lomb development and asset purchase agreements up to and including proceeds from the sale of Optex' assets.

            On May 9, 2001, Atlantic's board of directors, after consideration of all the relevant facts and circumstances, including recommendation of counsel, agreed to authorize an aggregate payment of $240,000 to three former employees of Optex (who are now employed by Bausch & Lomb). The payments were made on May 11, 2001, and represented the settlement of claims made by the employees subsequent to the asset purchase agreement referred to above for severance monies allegedly due under their employment agreement. Atlantic did not believe these monies were due pursuant to the terms of the transaction itself and the respective employment agreements. The board of directors elected to acquiesce to the demands of the former employees and resolve the matter in light of the potential future royalties from Bausch & Lomb and the importance of these individuals to the ongoing development activities. The payment was recorded as an expense netted against the gain on sale of Optex assets in the September 30, 2001 consolidated statement of operations.

(11)        PRIVATE PLACEMENT OF COMMON SHARES

            On May 7, 2001, Atlantic entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, pursuant to which Fusion Capital agreed to purchase up to $6.0 million of Atlantic's common stock over a 30-month period, subject to a six-month extension or earlier termination at Atlantic's discretion. This agreement replaced an earlier common stock purchase agreement between Atlantic and Fusion Capital dated March 16, 2001. Fusion's obligation to purchase Atlantic shares is subject to certain conditions, including the effectiveness of a registration statement covering the shares to be purchased. That registration statement was declared effective on July 6, 2001. The selling price of the shares will be equal to the lesser of (1) $20.00 or (2) a price based upon the future market price of the common stock, without any fixed discount to the market price. A material contingency that may affect Atlantic's operating plans and ability to raise funds under this agreement is its stock price. Currently, Atlantic's stock price is below the floor price of $0.68 specified in the Fusion Capital agreement and as a result Atlantic is currently unable to draw funds pursuant to the Fusion Capital agreement. As the Fusion Capital agreement is currently structured, Atlantic cannot guarantee that it will be able to draw any funds. To date, Atlantic has not drawn funds pursuant to this agreement. Atlantic paid a finder's fee of $120,000 in connection with signing this agreement and subsequently was required to issue 600,000 commitment shares to Fusion Capital; those shares had an estimated fair value of $444,000. General and administrative expense for the nine-month period ended September 30, 2001, include amounts relating to the finder's fee and issuance of stock in the aggregate amount of $564,000.

            On August 1, 2001, Atlantic agreed to issue 35,000 shares of its common stock to each of BH Capital Investments, L.P. and Excalibur Limited Partnership in return for their commitment to provide Atlantic with $3.5 million of financing in connection with an asset purchase for which Atlantic had submitted a bid. Atlantic subsequently issued those shares, but Atlantic did not ultimately purchase those assets. Those shares had an estimated fair value of $44,100, which is included as a general and administrative expense for the three-and nine-month periods ended September 30, 2001.

(12)        SALE OF GEMINI ASSETS

            Pursuant to an asset purchase agreement dated April 23, 2001, among Atlantic, Atlantic's majority-owned subsidiary Gemini Technologies, Inc., the Cleveland Clinic Foundation ("CCF") and CCF's affiliate IFN, Inc., Gemini sold to IFN substantially all its assets, including all those related to the 2-5A antisense enhancing technology, for future contingent royalty payments and withdrawal of CCF's arbitration demand against Atlantic and Gemini. The transaction closed on May 5, 2001. This transaction was beneficial to Atlantic since it permitted Atlantic to avoid terminating the Cleveland sublicense with no compensation to Gemini and spared Atlantic from having to pay the substantial shutdown costs that Gemini would likely have incurred without this asset purchase agreement. In connection with this sale, Atlantic recorded a loss of $334,408. This loss results from net assets sold to IFN of $136,408 and a liability related to SBIR grant funds for research on the 2-5A antisense technology, of approximately $198,000. Of the $198,000 accrual established upon closing, $194,500 remains accrued at September 30, 2001.

(13)        SUBSEQUENT EVENTS

            In October 2001, Atlantic stopped work on CryoComm, a wholly-owned subsidiary of Atlantic that had been developing superconducting electronics for Internet packet switching and transport products. Discontinuing work on CryoComm will allow Atlantic to focus on its core life-sciences technologies, although Atlantic will continue to prosecute the patents on this technology. As part of this restructuring, Walter Glomb's position was eliminated effective October 16, 2001, although Mr. Glomb will receive a 7% success fee if he is able to secure funding to further develop this technology. As stated in his employment agreement, Mr. Glomb will also receive a total of $62,500 in severance payments due under his employment agreement over six months following his termination. Such amounts will be recorded in the fourth quarter of 2001.

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations
            ---------------------------------------------

            You should read the following discussion of our results of operations and financial condition in conjunction with our Annual Report on Form 10-KSB/A for the year ended December 31, 2000. This discussion includes "forward-looking" statements that reflect our current views with respect to future events and financial performance. We use words such as we "expect," "anticipate," "believe," and "intend" and similar expressions to identify forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, particularly those risks identified in the "Risk Factors" section of our most recent Annual Report on Form 10-KSB/A, and should not unduly rely on these forward looking statements.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2001 VS. 2000

            In accordance with a license and development agreement, as amended, Bausch & Lomb Surgical has paid our subsidiary, Optex Ophthalmologics, Inc. ("Optex"), for developing its Catarex technology. With the termination of this agreement at the conclusion of the sale of substantially all of Optex's assets (mostly intangible assets with no book value) in March 2001, as described further below, we no longer have the revenues or profits associated with that agreement available to us. As a result, for the three months ended September 30, 2001, this agreement provided no development revenue, and no related cost of development revenue. For the three months ended September 30, 2000, this agreement provided $1,072,716 of development revenue, and related cost of development revenue of $858,173.

            For the quarter ended September 30, 2001, research and development expense was $172,257 as compared to $424,829 in the third quarter of 2000. This decrease is primarily due to the cessation of research and development activities on the antisense technology as a result of the sale of the assets of Gemini.

            Through September 30, 2000, we made an investment in TeraComm, Inc. of $1,000,000 in cash and common stock and warrants valued at $1.8 million. During the quarter ended September 30, 2000, we expensed $263,359 ($2,653,382 has been expensed through September 30, 2000) of this payment as acquired in-process research and development since TeraComm's product development activity was in its very early stages. As a result of TeraComm's not meeting a technical milestone at December 31, 2000, no further investments were made in TeraComm.

            For the quarter ended September 30, 2001, general and administrative expense was $496,294 as compared to $477,949 in the quarter ended September 30, 2000. This increase is principally due to an increase in payroll expenses of approximately $38,000 and an increase in expenses associated with the issuance of 35,000 shares of our common stock to each of BH Capital Investments, L.P. and Excalibur Limited Partnership in August 2001 in return for their commitment to provide us with $3.5 million of financing in connection with an asset purchase for which we had submitted a bid. We subsequently issued those shares, but we did not ultimately purchase those assets. Those shares had an estimated fair value of $44,100, which was recorded as a general and administrative expense for the three months ended September 30, 2001. These expense increases are offset by a reduction in legal expenses of approximately $33,000, a reduction in travel and entertainment expenses of about $17,000 and a reduction in other expenses of $14,000 as a result of our efforts to reduce costs.

            For the quarter ended September 30, 2001, we had compensation expense relating to stock warrants of $35,968 as compared to $11,857 in the prior year. The current quarter expense consists of $45,355 associated with fully-vested warrants issued to Proteus Capital Corp. in August 2001 as partial compensation for fundraising services, offset by a reduction in expense of $9,387 associated with warrants issued to Dian Griesel as partial compensation for investor-relations services. The reduction of compensation expense associated with the warrants issued to Dian Griesel is a result of a decrease in our stock price during the quarter. Additional expense associated with these warrants will continue to be incurred over the remainder of the two-year term of the agreement. As long as these warrants continue to vest, that expense will be directly affected by the movement in the price of our common stock. For the quarter ended September 30, 2000, the expense was associated with warrants issued to

Joseph Stevens & Company as partial compensation for investment banking services. Compensation expense relating to these investor relations and investment banking services represent a general and administrative expense.

            For the third quarter of 2001, interest and other income was $6,266, compared to $22,940 in the third quarter of 2000. The decrease in interest income is primarily due to the decline in our cash reserves.

            Net loss applicable to common shares for the quarter ended September 30, 2001, was $735,562 as compared to $972,426 for the quarter ended September 30, 2000. This decrease in net loss applicable to common shares is attributable to the recording of acquired in-process research and development expense in conjunction with our investment in TeraComm Research, Inc. of $263,359 in the third quarter of 2000, as well as a reduction of research and development expenses of $252,572 from the quarter ended September 30, 2000, as compared to 2001. The net loss continues to include our share of TeraComm's losses. This will cease when our investment in TeraComm of $8,351 included in our consolidated balance sheet at September 30, 2001, is reduced to zero. The loss differential is partially reduced by the termination of our agreement with Bausch & Lomb. Since we no longer have the revenue or profits associated with that agreement available to us, we had no profit resulting from this agreement in the third quarter of 2001 as compared with $214,543 in the third quarter of 2000.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001 VS. 2000

            In accordance with a license and development agreement, as amended, Bausch & Lomb Surgical has paid our subsidiary, Optex Ophthalmologics, Inc. ("Optex"), for developing its Catarex technology. For the nine months ended September 30, 2001, this agreement provided $2,461,922 of development revenue and related cost of development revenue of $2,082,568. For the nine months ended September 30, 2000, this agreement provided $3,419,831 of development revenue and related cost of development revenue of $2,735,865. The decrease in revenues and related expenses over last year was due to the fact that there were no revenues and related expenses since the termination of the agreement in March 2001. The decrease is offset by the recognition of a project completion bonus of $1,067,345 paid out and recognized at the completion of the project in March 2001. With the termination of the above agreement at the conclusion of the sale of substantially all of Optex's assets (mostly intangible assets with no book value) in March 2001, as described further below, we will no longer have the revenues or profits associated with that agreement available to us.

            For the nine months ended September 30, 2001, research and development expense was $774,340 as compared to $854,927 for the nine months ended September 30, 2000. This decrease is due mainly to the cessation of research and development activities on the antisense technology as a result of the sale of the assets of Gemini. This decrease is offset somewhat by increased expenditures on certain development projects, including CT-3 during the first part of the year.

            Through September 30, 2000, we made an investment in TeraComm, Inc. of $1,000,000 in cash and common stock and warrants valued at $1.8 million. For the nine months ended September 30, 2000, we expensed $2,653,382 of this payment as acquired in-process research and development since TeraComm's product development activity was in its very early stages. As a result of TeraComm's not meeting a technical milestone at December 31, 2000, no further investments were made in TeraComm.

            For the nine months ended September 30, 2001, general and administrative expense was $2,333,567 as compared to $1,595,463 for the nine months ended September 30, 2000. This increase is largely due to an increase in payroll costs over last year of approximately $130,000, and an increase in expenses incurred in conjunction with a common stock purchase agreement entered into during the second quarter of 2001 with Fusion Capital Fund II, LLC. These expenses include the cost of our issuing 600,000 commitment shares to Fusion Capital of $444,000 and a finders fee of $120,000. Fusion's obligation to purchase our shares is subject to certain conditions, including the effectiveness of a registration statement covering the shares to be purchased. That registration statement was declared effective on July 6, 2001. A material contingency that may affect our operating plans and ability to raise funds under this agreement is our stock price. Currently, our stock price is below the floor price of $0.68 specified in the Fusion Capital agreement and as a result we are currently unable to draw funds pursuant to the Fusion Capital agreement. As the Fusion Capital agreement is currently structured, we cannot guarantee that we will be able to draw any funds. To date, we have not drawn funds pursuant to this agreement. See "Liquidity and Capital Resources" for further details on this agreement. In addition, we incurred expenses associated with the issuance of 35,000 shares of our common stock to each of BH Capital Investments, L.P. and Excalibur Limited Partnership in

August 2001 in return for their commitment to provide us with $3.5 million of financing in connection with an asset purchase for which we had submitted a bid. We did not ultimately purchase those assets. Those shares had an estimated fair value of $44,100 which was recorded as a general and administrative expense for the nine months ended September 30, 2001.

            For the nine months ended September 30, 2001, we had compensation expense relating to stock warrants of $70,634 as compared to $1,073,511 in the prior year. The current year expense consists of $25,279 associated with warrants issued to Dian Griesel during March 2001 as partial compensation for investor relations services and $45,355 associated with fully vested warrants issued to Proteus Capital Corp in August 2001 as partial compensation for fund raising services. Additional expense associated with the warrants issued to Dian Griesel will continue to be incurred over the remainder of the two-year term of the agreement. As long as these warrants continue to vest, that expense will be directly affected by the movement in the price of our common stock. For the nine months ended September 30, 2000, we had $1,073,511 of expense associated with warrants issued to Joseph Stevens & Company as partial compensation for investment banking services. Compensation expense relating to these investor relations and investment banking services represent a general and administrative expense.

            For the nine months ended September 30, 2001, interest and other income was $40,618, compared to $97,267 in the nine months ended September 30, 2000. The decrease in interest income is primarily due to the decline in our cash reserves.

            Net loss applicable to common shares for the nine months ended September 30, 2001, was $2,044,369 as compared to $6,249,540 for the nine months ended September 30, 2000. This decrease in net loss applicable to common shares is attributable in part to a gain on the sale of the assets of our subsidiary, Optex, recognized during the nine months ended September 30, 2001 in the amount of $2,569,451, partially offset by a distribution to the minority shareholders of Optex of $837,274 (see further discussion of this sale below). In addition, the decrease in net loss applicable to common shares is compounded by the recording of acquired in-process research and development expense in conjunction with our investment in TeraComm, Inc. of $2,653,382 in the nine months ended September 30, 2000. In the nine months ended September 30, 2000, we recorded compensation expense of $1,073,511 relating to stock warrants issued to Joseph Stevens & Company compared with compensation expense of $70,634 relating to stock warrants issued to the Dian Griesel and Proteus Capital Corp. during the current year. The loss differential is partially reduced by a loss recorded on the sale of the assets of Gemini of $334,408 in the nine months ended September 30, 2001 and the cost of our issuing 600,000 commitment shares to Fusion Capital Fund II, LLC of $444,000 incurred in the nine months ended September 30, 2001. In addition, with the termination of our agreement with Bausch & Lomb, we no longer have the revenue or profits associated with that agreement available to us. As a result, we had a reduction in profit from this agreement of $304,612 from the nine months ended September 30, 2000 as compared to 2001.

            Net loss applicable to common shares for the nine months ended September 30, 2001 also included a beneficial conversion on shares of our Series B preferred stock in the amount of $600,000 and a dividend of $167,127 paid upon the repurchase of the outstanding shares of Series B preferred stock recorded during the nine months ended September 30, 2001. We also issued preferred stock dividends on our Series A preferred stock for which the estimated fair value of $107,449 and $811,514 was included in the net loss applicable to common shares for the nine months ended September 30, 2001 and 2000, respectively. The decrease in the estimated fair value of these dividends as compared to the prior year is primarily a reflection of the decline in our stock price and a reduction of the number of preferred shares issued.

LIQUIDITY AND CAPITAL RESOURCES

            From inception to September 30, 2001, we incurred an accumulated deficit of $26,163,254, and we expect to continue to incur additional losses through the year ending December 31, 2001 and for the foreseeable future. The loss has been incurred through primarily research and development activities related to the various technologies under our control.

            Pursuant to an asset purchase agreement dated January 31, 2001, among Bausch & Lomb, a Bausch & Lomb affiliate, Atlantic, and Optex, on March 2, 2001, Optex sold to Bausch & Lomb substantially all its assets (mostly intangible assets with no book value), including all those related to the Catarex technology. As a result of this sale, Atlantic and Optex no longer have any obligations to Bausch & Lomb in connection with development of the Catarex technology. The purchase price was $3 million paid at closing (approximately $564,000 of which was distributed to the minority shareholders). In addition, Optex is entitled to receive additional consideration, namely $1 million once Bausch & Lomb receives regulatory approval to market the Catarex device in Japan, royalties on net sales on the terms stated in the original development agreement dated May 14, 1998, between Bausch & Lomb and Optex, as amended, and minimum royalties of $90,000, $350,000, and $750,000 for the first, second, and third years, respectively, starting on first commercial use of the Catarex device or January 1, 2004, whichever is earlier. Optex also has the option to repurchase the acquired assets from Bausch & Lomb if it ceases developing the Catarex technology at fair value. Upon the sale of Optex assets, Bausch & Lomb's development agreement with Optex was terminated. In the asset purchase agreement Optex agreed to forgo future contingent payments provided for in the earlier development agreement. As a result of this transaction, we recorded a gain on the sale of Optex assets of $2,569,451. We made a profit distribution of $837,274 to Optex's minority shareholders, representing their share of the cumulative profit from the development agreement with Bausch & Lomb and the proceeds from the sale of Optex' assets.

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

            On December 4, 2000, Atlantic and the Investors entered into a stock repurchase agreement (the stock "Repurchase Agreement") pursuant to which we repurchased from the Investors for $500,000 137,930 shares of Series B preferred stock, and agreed to the release from escrow to the Investors of the $1,000,000 purchase price of the 344,828 shares of Series B preferred stock held in escrow. We also allowed the Investors to keep all of the warrants issued under the purchase agreement and issued to the Investors warrants to purchase a further 20,000 shares of our common stock at the same exercise price. On January 19, 2001, 41,380 shares of Series B preferred stock were converted by the Investors into 236,422 shares of our common stock. On March 9, 2001, Atlantic and the Investors entered into a second stock repurchase agreement pursuant to which we repurchased from the Investors, for an aggregate purchase price of $617,067, all 165,518 shares of our Series B preferred stock held by the Investors. The repurchase price represented 125% of the purchase price originally paid by the investors for the repurchased shares, as well as an amount equal to the annual dividend on the Series B preferred stock at a rate per share of 8% of the original purchase price. The repurchased shares constitute all remaining outstanding shares of Series B preferred stock; we have cancelled those shares.

            On May 7, 2001, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase up to $6.0 million of our common stock over a 30-month period, subject to a 6-month extension or earlier termination at our discretion. This agreement replaced an earlier common stock purchase agreement between Atlantic and Fusion Capital dated March 16, 2001. Fusion's obligation to purchase shares of our common stock is subject to certain conditions, including the effectiveness of a registration statement covering the shares to be purchased. That registration statement was declared effective on July 6, 2001. The selling price of the shares will be equal to the lesser of (1) $20.00 or (2) a price based upon the future market price of the common stock, without any fixed discount to the market price. A material contingency that may affect our operating plans and ability to raise funds under this agreement is our stock price. Currently, our stock price is below the floor price of $0.68 specified in the Fusion Capital agreement and as a result we are currently unable to draw funds pursuant to the Fusion Capital agreement. As the Fusion Capital agreement is currently structured, we cannot guarantee that we will be able to draw any funds. To date, we have not drawn funds pursuant to this agreement. We paid a $120,000 finder's fee relating to this transaction to Gardner Resources, Ltd. and issued to Fusion Capital Fund II, LLC 600,000 common shares as a commitment fee. Those shares had an estimated fair value of $444,000. We have amended our agreement with Fusion Capital to allow Atlantic to draw funds pursuant to the agreement regardless of its listing status on the Nasdaq SmallCap Market.

            On November 6, 2001, we entered into an agreement with Joseph Stevens & Company, Inc. in which Joseph Stevens agreed to act as placement agent for a private placement of shares of our common stock. In that private placement, the price of each share of our common stock will be $0.24 and the minimum and maximum subscription amounts will be $2,000,000 and $3,000,000, respectively. In addition, each investor will receive a warrant to purchase one share of our common stock for every share of our common stock purchased by that investor.

The warrants will have an exercise price of $0.29 and will be exercisable for five years from the closing date. In connection with the offering, we will pay to Joseph Stevens a placement fee equal to 7% of the aggregate subscription amount plus 10% of the number of shares and warrants issued to the investors. Joseph Stevens has informed us that as of the end of November 19, 2001, investors had placed in escrow over $1,000,000 towards the aggregate subscription price of this private placement, and we expect that by November 30, 2001, we will have received commitments for at least the minimum aggregate subscription amount and will be able to close this financing. There can, however, be no assurances that the closing will take place by then, or at all.

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

            At September 30, 2001, we had $440,558 in cash and cash equivalents. As of September 30, 2001, our current liabilities exceeded our current assets and we had a working capital deficit of $280,607. We anticipate that our resources, before any proceeds from the proposed private placement, will be sufficient to finance our anticipated needs for operating and capital expenditures at our current level of operations for at least the next several weeks. We anticipate, however, that the proceeds we expect to receive from the private placement conducted through Joseph Steven & Company, Inc. would be sufficient to finance our anticipated needs for operating and capital expenditures at our current level of operations for at least the next year. In addition, we will attempt to generate capital through a combination of collaborative agreements, strategic alliances, and debt financing. However, we can give no assurance that we will be able to obtain additional capital through these sources or upon terms acceptable to us.

            We have the following short term and long term liquidity needs. Our cash utilized for operations for the next year is expected to be approximately $150,000 per month. Currently, these expected operating expenses include approximately $40,000 per month for research and preclinical development expenses and approximately $110,000 for general and administrative expenses. Based on our cash position of $440,558 at September 30, 2001, we will have to raise additional funds within the next month to fund our current spending requirements. At present, we have reduced or eliminated planned levels of development activities.

            On August 9, 2001, we retained Proteus Capital Corp. on a non-exclusive basis as our investment bankers to assist us with raising additional funds. Pursuant to our agreement with Proteus, we granted Proteus warrants to purchase 100,000 shares of our common stock at $0.59 per share, which was the average closing stock price for the two weeks ending August 17, 2001. The warrants were fully vested on the date of the agreement and the term of the warrants is five years.

            Subsequent to an oral hearing before a Nasdaq Listing Qualifications Panel, on August 23, 2001, our securities were delisted from the Nasdaq Stock Market for failing to meet the minimum bid price requirements set forth in the NASD Marketplace Rules, as our common stock had traded for less than $1.00 for more than 30 consecutive business days. Our common stock trades now on the OTC Bulletin Board under the symbol "ATLC.OB". Delisting our common stock from Nasdaq could have a material adverse effect on our ability to raise additional capital, our stockholders' liquidity and the price of our common stock.

RESEARCH AND DEVELOPMENT ACTIVITIES

Optex and the Catarex(TM) Technology

            Our majority-owned (81.2%) subsidiary, Optex, is entitled to royalties and other revenues in connection with commercialization of the Catarex technology. Bausch & Lomb, a multinational ophthalmics company, is developing this technology to overcome the limitations and deficiencies of traditional cataract extraction techniques. Optex had been the owner of this technology and was developing it pursuant to a development agreement with Bausch & Lomb, but on March 2, 2001, Optex sold to Bausch & Lomb substantially all of its assets (mostly intangible assets with no book value), including those related to the Catarex technology, and delivered 2,400 "First-Generation" Catarex handpieces to Bausch & Lomb for use in Human Feasibility Studies and Clinical Trials.

            Bausch & Lomb, which has committed over $15 million on the project to date, has assumed full responsibility for development and marketing of the technology, and will pay Optex royalties on sales of the device and associated system.

            Bausch & Lomb planned to conduct a Human Feasibility Study on the First Generation Catarex handpiece at a location outside the United States in mid- September 2001, but cancelled it due to several factors including the immediate concern surrounding extended travel as a result the September 11, 2001 terrorist tragedy.

            Accordingly, Bausch & Lomb informed us that, in an effort to accelerate the project, it will combine the Feasibility Study and Clinical Trials on the First-Generation Catarex handpiece into one study under an FDA approved Investigational Device Exemption (IDE). Bausch & Lomb considers that the risk of combining the two studies is minimal since all the studies to date indicate that the system operates as intended.

            Bausch & Lomb informed us that it plans to submit the IDE to the FDA in the fourth quarter of 2001. Once received, the FDA requires 30 days for review and approval. This would allow Bausch & Lomb to begin the trials as early as the first quarter of 2002, depending on the speed of patient registration. Once the Clinical Trails are completed there will be a 90 day follow-up period, and then the data will be submitted in a report to the FDA along with a 510(k) application for the First-Generation Catarex handpiece.

            Bausch & Lomb has also informed us that it is continuing to develop the Second-Generation Catarex handpiece that better integrates the "back-end" plumbing of the Catarex handpiece with its Millenium Surgical platform, but retains unchanged the "front-end" surgical instrument of the Catarex handpiece that enters the human eye during surgery. Since the front-end of the Second-Generation handpiece is unchanged from the First-Generation handpiece, Bausch & Lomb believes that FDA 510(k)/IDE approval of the First-Generation Catarex handpiece should streamline FDA approval of the Second-Generation Catarex handpiece by allowing it to be filed under a straight 510(k) application scheduled to follow shortly thereafter.

CT-3 Anti-inflammatory/Analgesic Compound

            We are developing our proprietary compound CT-3, a patented synthetic derivative of carboxylic tetrahydrocannabinol (THC-7C), as an alternative to nonsteroidal anti-inflammatory drugs, or "NSAIDs," such as aspirin and ibuprofen. Over 130 million Americans suffer from chronic pain and 40 million suffer from arthritis. Worldwide prescription sales of analgesic/anti-inflammatory drugs exceeded $9 billion in 1999. Preliminary studies have shown that CT-3 demonstrates analgesic/anti-inflammatory properties at microgram doses without central nervous system or gastrointestinal side effects and also reduces joint damage caused by rheumatoid arthritis.

            Since CT-3 appears to possess a wide range of therapeutic activity, we are carefully choosing an indication that we feel CT-3 would be most efficacious for and one that will strategically allow us to increase the licensing value of CT-3 in the most timely and cost effective manner. We are continuing our efforts by conducting additional preclinical tests to study the analgesic activity of CT-3, particularly with reference to neuropathic pain. Preliminary results show that CT-3 intraperitoneally dramatically reduces allodynia in neuropathic rats (with a partial sciatic nerve ligation). We are planning to initiate shortly a Phase I/II clinical trial of safety, tolerability, and efficacy to determine the upper limits of safe dosing with CT-3 and to measure the potential for CT-3 to act as a pain reliever in patients with neuropathic pain. In addition, we have recently initiated a development plan for CT-3 to test its efficacy in multiple sclerosis. In an animal model for multiple sclerosis, CT-3 induced a significant decrease in spasticity, demonstrated a rapid inhibition of limb stiffness and the effect was relatively long-lived. The results of the study validated spasticity as a potential indication for CT-3 use. We are also preparing to conduct Phase II clinical trials to evaluate the efficacy of CT-3 in multiple sclerosis-associated tremors and spasticity.

            We are continuing to develop CT-3 for use in the treatment of a variety of indications. In order to significantly increase the potential value of a sublicensing deal, we have determined to delay sublicensing CT-3, to suitable strategic partners to assist in clinical development, regulatory approval filing, manufacturing and marketing of CT-3 until after successful completion of the Phase II Clinical Trials.

CryoComm

            In October 2001, we stopped work on CryoComm, a wholly-owned subsidiary of Atlantic that had been developing superconducting electronics for Internet packet switching and transport products. CryoComm had developed and identified all the elements required to demonstrate an ultrafast fiber-optic packet switch based in superconducting electronics and had been seeking directed investment of $5 million to fund this demonstration. We have presented this plan to major global long-haul telecommunications carriers, and although their responses have been uniformly positive, and although they have encouraged us to proceed with this development, we have not be able to secure a directed investment from them or from other private funding sources. Moreover, we determined that we would be unlikely to secure financing for the foreseeable future, given the recent dramatic slowdown in planned telecommunication infrastructure spending, a slowdown that is partially the result of current overcapacity and an especially harsh economic downward correction in the telecommunications equipment sector.

            Discontinuing work on CryoComm will allow us to focus on our core life-sciences technologies, although we will continue to prosecute the patents on this technology. As part of this restructuring, Walter Glomb's position was eliminated effective October 16, 2001, although Mr. Glomb will receive a 7% success fee if he is able to secure funding to further develop this technology. He will also receive a total of $62,500 in severance payments due under his employment agreement over six months following his termination.

RECENT DEVELOPMENTS

            On November 6, 2001, we entered into an agreement with Joseph Stevens & Company, Inc. in which Joseph Stevens agreed to act as placement agent for a private placement of shares of our common stock. In that private placement, the price of each share of our common stock will be $0.24 and the minimum and maximum subscription amounts will be $2,000,000 and $3,000,000, respectively. In addition, each investor will receive a warrant to purchase one share of our common stock for every share of our common stock purchased by that investor. The warrants will have an exercise price of $0.29 and will be exercisable for five years from the closing date. In connection with the offering, we will pay to Joseph Stevens a placement fee equal to 7% of the aggregate subscription amount plus 10% of the number of shares and warrants issued to the investors.

            We anticipate that proceeds from this private placement will be sufficient to finance our anticipated needs for operating and capital expenditures at our current level of operations for at least the next year. We expect that by November 30, 2001, we will have received commitments for the minimum aggregate subscription amount and will be able to close this financing.

PART II  -- OTHER INFORMATION

Item 2.     Changes in Securities

(c)         Recent Sales of Unregistered Securities

Shares of common stock issued to BH Capital Investments, L.P.
and Excalibur Limited Partnership

            On August 1, 2001, we agreed to issue 35,000 shares of our common stock to each of BH Capital Investments, L.P. and Excalibur Limited Partnership in return for their commitment to provide us with $3.5 million of financing in connection with an asset purchase for which we had submitted a bid. We subsequently issued those shares but ultimately did not purchase those assets. In issuing these shares, we relied on the exemption from registration provided by Regulation D of the Securities Act.

Warrants issued to Proteus Capital Corp. for the purchase of shares of common stock.

On August 9, 2001, we entered into an agreement with Proteus Capital Corp ("Proteus") in which Proteus agreed to assist us with raising additional funds. Pursuant to this agreement, we granted Proteus warrants to purchase 100,000 shares of our common stock at $0.59 per share, which was the average closing stock price for the two weeks ending August 17, 2001. The warrants were fully vested on the date of the agreement and were outstanding at September 30, 2001. The term of the warrants is five years. In issuing these shares, we relied on the exemption from registration provided by Regulation D of the Securities Act.

Item 4.     Submission of Matters to a Vote of Security Holders

            On July 17, 2001, we filed with the Securities and Exchange Commission a definitive proxy statement seeking stockholder approval of the following three proposals at the annual meeting of stockholders held on August 8, 2001:

            1. RESOLVED, that Frederic P. Zotos, Steve H. Kanzer, Peter O. Kliem and A. Joseph Rudick be and hereby are re-elected as directors of Atlantic, to serve until their respective successors are duly elected and qualified.

            2. RESOLVED, that the board of directors' selection of KPMG LLP to serve as Atlantic's independent auditors for the year ending December 31, 2001, hereby is ratified.

            3. RESOLVED, that Atlantic may transact such other business as may be properly come before the Annual Meeting and any adjournment or adjournments thereof.

            All three proposals were approved by our stockholders. Having received more than 98% of the 6,187,435 votes cast, Dr. Rudick, Mr. Zotos, Mr. Kanzer and Mr. Kliem were duly elected. The appointment of KPMG as our auditor was approved by 6,177,595 votes (or 99.8%) of the 6,187,435 votes cast. The resolution authorizing us to transact such other business as may properly come before the annual meeting and any adjournments thereof was approved by 6,022,611 (or 97.3%) of the 6,187,435 votes cast.

Item 5.     Other Information

Delisting of Our Securities

            As of March 20, 2001, the minimum bid price of our common stock had been less than $1.00 for 30 consecutive business days. This constituted a failure on our part to meet Nasdaq's continued inclusion requirement for minimum bid price.

            On March 22, 2001, Nasdaq notified us of this failure, and we had a period of 90 calendar days from that notice to comply with the continued inclusion standard for minimum bid price. To do so, we would have had to meet that standard for a minimum of 10 consecutive business days during the 90-day compliance period. We failed to do so, and on June 21, 2001, Nasdaq notified us that we would be delisted on June 29, 2001, unless by June 28, 2001, we requested a hearing before Nasdaq's Listing Qualifications Panel.

            On June 28, 2001, we requested a hearing, and that hearing was held on August 9, 2001. On August 23, 2001, our securities were delisted from the Nasdaq Stock Market for failing to meet the minimum bid price requirements set forth in the NASD Marketplace Rules. Our common stock now trades on the OTC Bulletin Board under the symbol "ATLC.OB". Delisting of our common stock from Nasdaq could have a material adverse effect on our ability to raise additional capital, our stockholders' liquidity and the price of our common stock.

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

  10.55(15)     Common stock purchase agreement dated March 16, 2001, between
                Atlantic and Fusion Capital Fund II, LLC.

  10.56(15)     Warrant certificate issued March 8, 2001 by Atlantic to Dian
                Griesel.

  10.57(16)     Common stock purchase agreement dated as of May 7, 2001, between
                Atlantic and Fusion Capital Fund II, LLC.

  10.58(16)     Form of registration rights agreement between Atlantic and
                Fusion Capital Fund II, LLC.

  10.59* Asset purchase agreement dated as of January 31, 2001, between Bausch & Lomb Incorporated, Bausch & Lomb Surgical, Inc., Optex Ophthalmologics, Inc. and Atlantic (the "January 31 Asset Purchase Agreement).

  10.60* Amendment No. 1 dated March 2, 2001, to the January 31 Asset Purchase Agreement.

  10.61* Asset purchase agreement dated as of April 23, 2001, between Atlantic, Gemini Technologies, Inc., and IFN, Inc.

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

                                         ATLANTIC TECHNOLOGY VENTURES, INC.


Date:  November 19, 2001                 /s/ Fredric P. Zotos
                                         -----------------------------------
                                         Frederic P. Zotos
                                         President, Chief Executive Officer,
                                             and Director


Date:  November 19, 2001                 /s/ Nicholas J. Rossettos
                                         -----------------------------------
                                         Nicholas J. Rossettos
                                         Chief Financial Officer