Form 10KSB
period 2001-12-31
ATLANTIC TECHNOLOGY VENTURES INC
filed 2002-04-01
CIK 1001316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___to___

                        Commission File Number [0-27282]
                        --------------------------------

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


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[  ]

The issuer's revenues for the fiscal year ended December 31, 2001 were $2,711,922.

As of March 20, 2002 there were 16,004,599 outstanding shares of common stock, par value $.001 per share.

The aggregate market value of the voting common stock of the issuer held by non-affiliates of the issuer on March 20, 2002 based on the closing price of the common stock as quoted by the NASD Over-the-Counter Bulletin Board on such date was $3,360,965.


Transitional Small Business Disclosure Format: Yes __   No _X_


                                TABLE OF CONTENTS
                               -----------------

                                                                                                               Page
                                                                                                               ----

PART I............................................................................................................1


ITEM 1.    DESCRIPTION OF BUSINESS................................................................................1

            General...............................................................................................1
            Corporate Structure...................................................................................1
            Atlantic and Its Subsidiaries.........................................................................1
                Optex and the Catarex(TM)Technology...............................................................1
                CT-3 Anti-inflammatory/Analgesic Compound.........................................................2
                Gemini and the 2-5A Antisense Technology..........................................................2
            Forward-Looking Statements............................................................................2
            Risk Factors..........................................................................................3
                Risks Related to Our Financial Condition..........................................................3
                Risks Related to Our Operations...................................................................4
                Risks Related to Our Securities...................................................................7

ITEM 2.    Description of Property................................................................................9


ITEM 3.    LEGAL PROCEEDINGS.....................................................................................10


ITEM 4.    Submission of Matters to a Vote of Security Holders...................................................10


PART II..........................................................................................................11


ITEM 5.    Market for Common Equity and Related Stockholder Matters..............................................11

            Recent Sales of Unregistered Securities..............................................................11

ITEM 6.    Management's Discussion and Analysis OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.................................................................................12

            Overview.............................................................................................12
            Liquidity And Capital Resources......................................................................15
            Critical Accounting Policies.........................................................................18
            Recently Issued Accounting Standards.................................................................18

ITEM 7.    consolidated Financial Statements.....................................................................18


ITEM 8.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..................................................................................18


PART III.........................................................................................................19


ITEM 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act.....................................................19

            Information Concerning Directors and Executive Officers..............................................19
            Section 16(a) Beneficial Ownership Reporting Compliance..............................................20

ITEM 10.   Executive Compensation................................................................................20

            Compensation of Executive Officers...................................................................20
            Options and Stock Appreciation Rights................................................................22
            Option Exercise and Holdings.........................................................................22
            Long Term Incentive Plan Awards......................................................................23



            Compensation of Directors............................................................................23
            Employment Contracts and Termination of Employment and Change of Control Agreements..................23

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management........................................24


ITEM 12.   Certain Relationships and Related Transactions........................................................27


ITEM 13.   Exhibits List, and Reports on Form 8-K................................................................27


PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                                     GENERAL

         We are engaged in the business of developing and commercializing early-stage technologies. Specifically, we aim to do the following:

       o identify development-stage biomedical, pharmaceutical, medical devices or other technologies that we believe could be commercially viable;

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

         We have in the past focused on biomedical and pharmaceutical technologies. We are currently developing one such technology that we believe may be useful in treating pain and inflammation. We are also entitled to royalties and other revenues in connection with commercialization of technologies relating to cataract surgery.

                               CORPORATE STRUCTURE

         We were incorporated in Delaware on May 18, 1993. Any technologies or rights to royalties or other revenues are held either by Atlantic or by our subsidiaries Optex Ophthalmologics, Inc., or "Optex," and Gemini Technologies, Inc., or "Gemini."

         We seek to minimize our administrative costs, thereby maximizing the capital available for research and development. We do so by providing a centralized management team that oversees the transition of products and technologies from the early development stage to commercialization. In addition, we budget and monitor funds and other resources among Atlantic and our subsidiaries, which gives us the flexibility to allocate resources among technologies based on how their development is progressing.

         We currently have five employees.

                          ATLANTIC AND ITS SUBSIDIARIES

                      Optex and the Catarex(TM) Technology

         Our majority-owned (81.2%) subsidiary, Optex, is entitled to royalties and other revenues in connection with commercialization of the Catarex technology. Bausch & Lomb, a multinational ophthalmics company, is developing this technology under the new trade name "Avantix" to overcome the limitations and deficiencies of traditional cataract extraction techniques. Optex had been the owner of this technology and was developing it pursuant to a development agreement with Bausch & Lomb, but on March 2, 2001, Optex sold to Bausch & Lomb substantially all of its assets (mostly intangible assets with no book value), including those related to the Catarex technology, and delivered 2,400 "First-Generation" Catarex handpieces to Bausch & Lomb for use in Human Feasibility Studies and Clinical Trials.

Bausch & Lomb, which has committed over $15 million on the project to date, has assumed full responsibility for developing and marketing the technology and will pay Optex royalties on sales of the device and associated system. Under the agreement governing Bausch & Lomb's purchase of Optex's assets, Bausch & Lomb is required to meet certain development milestones. The next such milestone is completion by December 31, 2002, of a clinical study designed by Bausch & Lomb to assess the functionality of the Catarex handpiece in human cataract surgery. We continue to work closely with Bausch & Lomb to monitor their progress in developing this technology, and, to the extent permitted by our agreement with Bausch & Lomb, we will report achievement of any development milestones.

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

         Since CT-3 appears to possess a wide range of therapeutic activity, we are carefully choosing an indication that we feel CT-3 would be most efficacious for and one that will strategically allow us to increase the licensing value of CT-3 in the most timely and cost-effective manner. We are continuing our efforts by conducting additional preclinical tests to study the analgesic activity of CT-3, particularly with reference to neuropathic pain (pain caused by an abnormal or degenerative state of the nervous system). Preliminary results show that CT-3 dramatically reduces allodynia (a painful response to typically non-painful stimulus) in neuropathic rats with a partial sciatic nerve ligation (an animal model for pain induced by neuropathic nerve injury induced pain). We are planning to initiate shortly a Phase I/II clinical trial of safety, tolerability, and efficacy to determine the upper limits of safe dosing with CT-3 and to measure the potential for CT-3 to act as a pain reliever in patients with neuropathic pain. In addition, we have recently initiated a development plan for CT-3 to test its efficacy in multiple-sclerosis. In an animal model for multiple sclerosis, CT-3 induced a significant decrease in spasticity, demonstrated a rapid inhibition of limb stiffness and the effect was relatively long-lived. The results of the study validated spasticity as a potential indication for CT-3 use. We are also preparing to conduct Phase II clinical trials to evaluate the efficacy of CT-3 in multiple-sclerosis-associated tremors and spasticity.

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

                    Gemini and the 2-5A Antisense Technology

         Gemini, our majority-owned (84.7%) subsidiary, sublicensed from the Cleveland Clinic Foundation, or "CCF," had license rights to an aerosolized 2-5A antisense compound to inhibit respiratory syncytial virus (RSV). Pursuant to an asset purchase agreement dated April 23, 2001, between Atlantic, Gemini, CCF, and CCF's affiliate IFN, Inc., on May 4, 2001, Gemini sold to IFN substantially all its assets (mostly intangible assets with no book value), including all those related to the 2-5A antisense compound.

         As the purchase price for Gemini's assets, IFN agreed to pay Gemini, upon receipt, an amount equal to 20%, subject to adjustment, of all amounts that CCF is entitled to pursuant to CCF's sublicense agreement with Gemini, Gemini's rights and obligations thereunder having been assigned to IFN. The amount to which we are entitled will be reduced by 1% of the sublicense fees received by CCF for each $150,000 expended by IFN to develop the technology, subject to a floor of 5%. In addition, upon closing CCF withdrew its outstanding arbitration demand against Gemini and Atlantic, with prejudice, and each party paid its own costs and attorneys' fees related thereto.

         We feel that this solution represents a satisfactory alternative to two undesirable alternatives, namely (1) termination of the Cleveland sublicense with no compensation to Gemini and substantial shutdown costs and (2) continued development of 2-5A at levels that Gemini would not be able to justify or sustain.

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

         In particular, the "Risk Factors" section and the "Management's Discussion and Analysis of Financial Condition and Results of Operations"
section in Item 6 of this annual report include forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we "expect," "anticipate," "believe," and "intend" and similar expressions to identify forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, particularly those risks identified in the "Risk Factors" section of this Annual Report, and should not unduly rely on these forward looking statements.

                                  RISK FACTORS

         Investing in our common stock is very risky, and you should be able to bear losing your entire investment. You should carefully consider the risks presented by the following factors.

                    Risks Related to Our Financial Condition

Because we have not completed developing any of our products or generated any product sales, we expect to incur significant operating losses over the next several years. Our ability to generate profits in the future is uncertain.

         We have never been profitable and we may never become profitable. As of December 31, 2001, we had an accumulated deficit of $26,728,406. All of our technologies are in the research-and-development stage, which requires substantial expenditures. Our operating loss from inception includes revenues consisting of milestone payments and development revenue, including a profit component, paid to us by Bausch & Lomb in connection with development of the Catarex device, and a government grant. In March 2001, we received $2.4 million of net proceeds from the sale of substantially all of the assets of Optex Ophthalmologics, Inc., our 81.2%-owned subsidiary. At the conclusion of this sale of assets, we terminated the agreement with Bausch & Lomb under which we generated the revenue described above. We do not have a current source of revenue nor do we expect to generate any additional revenues in the near future. We expect to incur significant operating losses over the next several years, primarily due to continued and expanded research-and-development programs, including preclinical studies and clinical trials for our products and technologies under development, as well as costs incurred in identifying and possibly acquiring additional technologies.

If we do not obtain additional funding, our ability to develop our technologies will be materially adversely affected.

         We will need substantial additional funds to develop our technologies. We will seek those funds through public or private equity or debt financings, through collaborative arrangements or from other sources (including exercise of the warrants we have issued giving the holder the right to purchase shares of our capital stock for a stated exercise price). Funding may not, however, be available on acceptable terms, if at all. Additionally, because our common stock has been delisted from Nasdaq, it may be more difficult to obtain additional funding. Furthermore, under the common stock purchase agreement with Fusion Capital, and until its termination, we have agreed not to issue any variable-priced equity or variable-priced equity-like securities unless we have obtained Fusion Capital's prior written consent. This may further impede our ability to raise additional funding. In addition, because our stock price is below the floor price of $0.68, we will not be able to draw funds under our agreement with Fusion Capital unless our stock price is at least $0.68 or Fusion Capital elects to waive the floor price. If we are unable to obtain additional financing as needed, we may be forced to reduce the scope of our operations, which would have a material adverse effect on our business.

As of December 31, 2001, we had a cash-and-cash-equivalents balance of $1,591,761. We anticipate that our current resources (including the $2 million proceeds of the first closing of our recent private placement in December 2001) will be sufficient to finance for the next several months our currently anticipated needs for operating and capital expenditures. We plan to achieve this by continuing to reduce expenses, including by means of voluntary salary reductions and postponement of certain development expenses. As a result of these changes we expect that our average monthly cash outlay will be approximately $129,000. If the investors in our recent private placement elect to invest an additional $1,000,000, we anticipate that our resources would be sufficient to finance our currently anticipated needs for operating and capital expenditures for at least the next 12 months. We can, however, give no assurance that we will receive any additional proceeds from the recent private placement.

         We plan on performing further tests on our compound CT-3 during the next six months. If the results of these tests are not promising, our ability to raise additional funds may be adversely affected.

                         Risks Related to Our Operations

We have a limited operating history upon which to base an investment decision.

         We are a development-stage company and have not demonstrated our ability to perform the functions necessary for the successful commercialization of any of our product candidates. Successful commercialization of our product candidates will require us to perform a variety of functions, including:

       o continuing to undertake pre-clinical development and clinical trials;

       o      participating in regulatory approval processes;

       o      formulating and manufacturing products; and

       o      conducting sales and marketing activities.

         Our operations have been limited to organizing and staffing our company, acquiring, developing and securing our proprietary technology, and undertaking pre-clinical trials and clinical trials of our principal product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our common stock.

We are in the early stages of developing our technologies and may not succeed in developing commercially viable products.

         To be profitable, we must, alone or with others, successfully commercialize our technologies. Our technologies are, however, in early stages of development, will require significant further research, development and testing, and are subject to the risks of failure inherent in developing products based on innovative or novel technologies. They are also rigorously regulated by the federal government, particularly the U.S. Food and Drug Administration, or "FDA," and by comparable agencies in state and local jurisdictions and in foreign countries. Each of the following is possible with respect to any one of our products:

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

       o that the FDA's policies may change and additional government regulations and policies may be instituted, both of which could prevent or delay regulatory approval of our potential products; or

       o that we will be unable to obtain, or will be delayed in obtaining, approval of a product in other countries, given that the approval process varies from country to country and the time needed to secure approval may be longer or shorter than that required for FDA approval.


         Similarly, it is possible that, for the following reasons, we may be unable to commercialize, or receive royalties from the sale of, any given technology, even if it is shown to be effective:

       o      if it is uneconomical;

       o if it is not eligible for third-party reimbursement from government or private insurers;

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

We are dependent on others for the clinical development and regulatory approvals of our products.

         We anticipate that we will in the future seek to enter into collaborative agreements with pharmaceutical companies to develop, conduct clinical tests of, obtain regulatory approval for, and commercialize certain of our pharmaceutical products. We may in the future grant to our collaborative partners, if any, rights to license and commercialize any pharmaceutical products developed under these collaborative agreements and such rights would limit our flexibility in considering alternatives for the commercialization of such products. Although we believe that our collaborative partners will have an economic motivation to commercialize any pharmaceutical products that they license, the amount and timing of resources devoted to these activities generally will be controlled by each such individual partner. To the extent that we decide not to, or are unable to, enter into any such collaborative arrangements, significant capital expenditures, management resources and time will be required instead to establish and develop in-house capabilities. There can be no assurance that we will be successful in establishing any collaborative arrangements, or that, if established, such future partners will be successful in commercializing products or that we will derive any revenues from such arrangements. In addition, if we are unsuccessful in establishing such future collaborative arrangements, there can be no assurance that we will be able to establish in-house the necessary capabilities.

We lack manufacturing experience and will rely on third parties to manufacture our potential products.

         We do not have a manufacturing facility. We have contracted with Iris Pharmaceuticals, Inc. for clinical trial materials for CT-3. While we believe that this arrangement should provide us with sufficient clinical trial materials through Phase II human clinical testing, we do not currently have a second manufacturer of clinical trial materials for commercialization and there can be no assurance that we will be able to identify and qualify any such manufacturers, and, if we are able to do so, that any such manufacturing agreements will be on terms that are favorable to us. We have relied on contract manufacturers to produce quantities of products and substances necessary for research and development, pre-clinical trials, human clinical trials and product commercialization, and we expect that we will continue to do so for the foreseeable future. It may not be possible to manufacture such products at a cost or in quantities necessary to make them commercially viable, and third-party manufacturers may not be able to meet our needs with respect to timing, quantity and quality. If we are unable to contract for a sufficient supply of required products and substances on acceptable terms, or if we encounter delays or difficulties in our relationships with manufacturers, our research and development, pre-clinical and clinical testing would be delayed, thereby delaying the submission of products for regulatory approval or the market introduction and subsequent sales of such products. Moreover, any contract manufacturers that we use must adhere to current Good Manufacturing Practice ("GMP") regulations enforced by the FDA through its facilities inspection program. If the facilities of such manufacturers cannot pass a pre-approval plant inspection, the FDA will not grant pre-market approval of our products. To the extent that we decide not to, or are unable to, enter into further collaborative arrangements with respect to the manufacture of clinical trial materials for our products, or in the event that our contract manufacturing agreement with Iris Pharmaceuticals, Inc. is terminated or proves to be inadequate for our manufacturing needs, significant capital expenditures, management resources and time will be required to establish and develop a manufacturing facility and to assemble a team of professionals with the technical expertise to perform such manufacturing, and we may not succeed in doing so.

We lack sales and marketing experience and will rely on third parties.

         We have no experience in sales, marketing or distribution. We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of our proposed products. Our future success may depend, in part, on our ability to enter into and maintain such collaborative relationships, our collaborators' strategic interest in the products under development, and our collaborators' ability to successfully market and sell any such products. We may be unable to establish or maintain such collaborative arrangements, and even if we are, they may prove unsuccessful. To the extent that we decide not to, or are unable to, enter into such collaborative arrangements, we may need to make significant capital expenditure, and devote significant management resources and time to establishing and developing an in-house marketing and sales force with technical expertise, and we may not succeed in doing so. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful. In addition, there can also be no assurance that we will be able to market and sell our product in the United States or overseas.

If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish.

         Our success, competitive position and future revenues will depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We cannot predict the following:

       o the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our patents;

       o      if and when patents will issue;

       o whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; or

       o whether we will need to initiate litigation or administrative proceedings, which may be costly whether we win or lose.

         If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to do the following:

       o obtain licenses, which may not be available on commercially reasonable terms, if at all;

       o      redesign our products or processes to avoid infringement;

       o stop using the subject matter claimed in the patents held by others;

       o      pay damages; or

       o defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources.

We rely on technologies that are licensed from third parties.

         We have entered into certain agreements with, and licensed certain technology and compounds from, third parties. We have relied on scientific, technical, clinical, commercial and other data supplied and disclosed by others in entering into these agreements and will rely on such data in support of development of certain products. Although we have no reason to believe that this information contains errors of omission or fact, there can be no assurance that there are no errors of omission or fact that would materially adversely affect the future approvability or commercial viability of these products.

We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits.

         Testing and marketing medical products entails an inherent risk of product liability. Some of our license agreements require us to obtain product liability insurance when we begin clinical testing or commercialization of our proposed products and to indemnify our licensors against product liability claims brought against them as a result of the products developed by us. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with corporate collaborators. We, or any corporate collaborators, may not be able to obtain insurance at a reasonable cost, if at all. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Any breach by us of environmental regulations could result in our incurring significant costs.

         Federal, state and local laws govern our use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. Although we believe that we have complied with these laws in all material respects and have not been required to take any action to correct any noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. In addition, our research and development activities involve the controlled use of hazardous materials and we cannot eliminate the risk of accidental contamination or injury from these materials, although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations. In the event of an accident, we could be held liable for any resulting damages, and we do not have insurance to cover this contingency.

                         Risks Related to Our Securities

We have been delisted from Nasdaq, and the resulting market illiquidity could adversely affect our ability to raise funds.

         On August 22, 2001, our securities were delisted from trading on Nasdaq. Since then, any trading in our securities has been conducted on the National Association of Securities Dealers' Over-the-Counter Bulletin Board, or "OTC Bulletin Board." This could affect adversely the liquidity of our securities, not only in terms of the number of securities that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us. This may result in lower prices for our securities than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our securities. In addition, our delisting could adversely affect our ability to raise funds.

         In addition, our common stock is a "penny stock." Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. The penny stock rules may make it difficult for you to sell your shares of our stock. Because of the rules, there is less trading in penny stocks. Also, many brokers choose not to participate in penny-stock transactions.

Our stock price is, and we expect it to remain, volatile, which could limit investors' ability to sell stock at a profit.

         The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

       o publicity regarding actual or potential clinical results relating to products under development by our competitors or us;

       o delay or failure in initiating, completing or analyzing pre-clinical or clinical trials or the unsatisfactory design or results of these trials;

       o achievement or rejection of regulatory approvals by our competitors or us;

       o announcements of technological innovations or new commercial products by our competitors or us;

       o      developments concerning proprietary rights, including patents;

       o      developments concerning our collaborations;

       o regulatory developments in the United States and foreign countries;

       o      economic or other crises and other external factors;

       o period-to-period fluctuations in our revenues and other results of operations;

       o      changes in financial estimates by securities analysts; and

       o      sales of our common stock.

         We will not be able to control many of these factors, and we believe that period-to-period comparisons of our financial results will not necessarily be indicative of our future performance.

         In addition, the stock market in general, and the market for biotechnology companies in particular, has experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

Trading in our stock over the last 12 months has been limited, so investors may not be able to sell as much stock as they want at prevailing prices.

         Over the last 12 months, the average daily trading volume in our common stock was approximately 21,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Also, the sale of a large block of our securities could depress the price of our securities to a greater degree than a company that typically has higher volume of trading of securities.

Because holders of our Series A preferred stock have rights superior to those of the holders of our common stock, in certain circumstances holders of our common stock may be adversely affected.

         Holders of shares of our outstanding Series A preferred stock can convert each share into 3.27 shares of our common stock without paying us any cash. The conversion price of shares of Series A preferred stock is $3.06 per share of common stock. Both the conversion rate and the conversion price may be adjusted in favor of holders of shares of Series A preferred stock upon certain triggering events. Accordingly, the number of shares of common stock that holders of shares of Series A preferred stock receive upon conversion may increase, which may result in substantial dilution to the common stockholders and could adversely affect the prevailing market price of our securities.

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

         We are in the process of determining changes to the conversion rate of the Series A preferred stock required by recent issuances of Atlantic stock and warrants, including in connection with our recent private placement. Certain of these changes will be retroactive and so we expect that we will be issuing make-up shares to certain former Series A holders.

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

         The holders of shares of Series A preferred stock have rights in addition to those described above. A complete description of the rights of the Series A preferred stock is contained in the certificate of designations of the Series A preferred stock filed with the Secretary of State of Delaware.

Sale of shares of our common stock to Fusion Capital may cause dilution, and sale of those shares by Fusion Capital could cause the price of our common stock to decline.

         Under an equity-line-of-credit arrangement, Fusion Capital has committed to purchasing $6,000,000 of our common stock. Our stock price is currently below the $0.68 minimum required in order for us to be able to sell shares of our common stock to Fusion, but if in the future our stock price exceeds this minimum, we may elect to sell shares of our common stock to Fusion under the equity-line-of-credit arrangement. In addition, on November 30, 2001, Fusion Capital waived the $0.68 minimum and purchased from us under the equity-line-of-credit arrangement 416,667 shares of our common stock at a price per share of $0.24, representing an aggregate purchase price of $100,000.

         The purchase price for the common stock to be issued to Fusion Capital under our common stock purchase agreement with Fusion Capital will fluctuate based on the closing price of our common stock. Fusion Capital may at any time sell none, some or all of the shares of common stock purchased from us. Depending upon market liquidity at the time, sale by Fusion of shares we issue to them could cause the trading price of our common stock to decline. Sale of a substantial number of shares of our common stock by Fusion, or anticipation of such sales, could make it more difficult for us to sell equity or equity related securities in the future at a time and at a price that it might otherwise wish to effect sales.

The existence of the agreement with Fusion Capital to purchase shares of our common stock could cause downward pressure on the market price of our common stock.

         Both the actual dilution and the potential for dilution resulting from any sales of our common stock to Fusion Capital could cause holders to elect to sell their shares of our common stock, which could cause the trading price of our common stock to decrease. In addition, prospective investors anticipating the downward pressure on the price of our common stock due to the shares available for sale by Fusion Capital could refrain from purchases or effect sales in anticipation of a decline of the market price.

ITEM 2.  DESCRIPTION OF PROPERTY

         On March 19, 2001, we moved into our current executive offices at 350 Fifth Avenue, Suite 5507, New York, New York 10118. The lease for this space is for a term of two years and two and a half months with a monthly lease payment of $7,175, subject to cost-of-living adjustments. Prior to that, we leased space at 150 Broadway, Suite 1009, New York, New York 10038, for a monthly lease payment of $1,026. The lease for the space at 150 Broadway expired on January 31, 2002.

         To facilitate our exploring investment opportunities in fiber-optics, we leased space at One Executive Park East, 135 Bolton Road in the Town of Vernon, County of Tolland, Connecticut 06066. This lease is for a term of three years ending May 14, 2003, with monthly lease payments of $1,250. We no longer need this space, as we have discontinued this line of business, and so, as of March 1, 2002, we sublet 60% of this space for $750 per month for the remainder of the lease term. We are currently looking to sublease the remainder of these premises. As of December 31,2001, we have accrued for our estimated loss obligation in the amount of $11,026.

         We believe that our existing facilities are adequate to meet our current requirements. We do not own any real property.

ITEM 3.  LEGAL PROCEEDINGS

         There are no pending legal proceedings to which Atlantic or any of its subsidiaries is a party or to which any of their properties is subject.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

         Our common stock was listed on the Nasdaq SmallCap Market until August 23, 2001, when our stock was delisted. Since that date our common stock has been listed on the Over-the-Counter Bulletin Board, or "OTC Bulletin Board." The following table lists the high and low price for our common stock as quoted, in U.S. dollars, by the Nasdaq SmallCap Market and the OTC Bulletin Board, as applicable, during each quarter within the last two fiscal years:

------------------------------------------------------
   Quarter Ended               High           Low
------------------------------------------------------
   December 31, 1999            $2.25        $1.25
------------------------------------------------------
   March 31, 2000              $10.625       $1.375
------------------------------------------------------
   June 30, 2000                $6.375       $2.50
------------------------------------------------------
   September 30, 2000           $5.00        $2.50
------------------------------------------------------
   December 31, 2001            $3.313       $0.406
------------------------------------------------------
   March 31, 2001               $1.438       $0.625
------------------------------------------------------
   June 30, 2001                $1.00        $0.51
------------------------------------------------------
   September 30, 2001           $0.80        $0.16
------------------------------------------------------
   December 31, 2001            $0.51        $0.16
------------------------------------------------------

         The quotations from the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

         The number of holders of record of our common stock as of March 20, 2002 was 153.

         We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future. The certificate of designations for our Series A preferred stock provides that we may not pay dividends on our common stock unless a special dividend is paid on our Series A preferred stock.

                     RECENT SALES OF UNREGISTERED SECURITIES

Issuance to Dian Griesel

         On March 8, 2001, we entered into an agreement with The Investor Relations Group, Inc., or "IRG," under which IRG will provide Atlantic investor relations services. The issuance of the warrants did not involve any public offering and therefore was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Pursuant to this agreement we issued to Dian Griesel warrants to purchase 120,000 shares of its common stock. The term of the warrants is five years and the exercise price of the warrants is $0.875, and they will vest in 5,000 share monthly increments over a 24-month period. In addition, should our stock price reach $2.50, we will grant Ms. Griesel an additional 50,000 warrants. Should our stock price reach $5.00, we will grant Ms. Griesel a further 50,000 warrants. As a result, we recorded compensation expense relating to these stock warrants of $33,256 for the year ending December 31, 2001 and will remeasure the compensation expense at the end of each reporting period until the final measurement date is reached in 14 months.

Issuance to Fusion Capital

         On May 7, 2001, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC in which Fusion Capital agreed to purchase up to $6.0 million of our common stock over a 30-month period, subject to a 6-month extension or earlier termination at our discretion. We paid a $120,000 finder's fee relating to this transaction to Gardner Resources, Ltd. and issued to Fusion Capital Fund II, LLC 600,000 common shares as a commitment fee. Those shares had an estimated fair value of $444,000. On November 30, 2001, Fusion Capital waived the $0.68 floor price provided for in the purchase agreement and purchased from us under the agreement 416,667 shares of our common stock at a price of $0.24, representing an aggregate purchase price of $100,000. These issuances to Fusion Capital did not involve any public offering and were therefore exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Fusion Capital's waiver applied only to the November 30, 2001 purchase, so the $0.68 floor price remains an obstacle to our obtaining additional financing from Fusion Capital unless our stock price increases or Fusion Capital elects in the future to again waive the floor price.

Issuance to BH Capital Investments, L.P. and Excalibur Limited Partnership

         On August 1, 2001, we agreed to issue 35,000 shares of our common stock to each of BH Capital Investments, L.P. and Excalibur Limited Partnership in return for their commitment to provide us with $3.5 million of financing in connection with an asset purchase for which we had submitted a bid. We issued those shares but ultimately did not purchase those assets. Issuance of these warrants did not involve any public offering and therefore was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Issuance to Proteus Capital Corp.

         On August 9, 2001, we entered into an agreement with Proteus Capital Corp ("Proteus") in which Proteus agreed to assist us with raising additional funds. Pursuant to this agreement, we granted Douglas J. Newby and Samuel Gerszonowicz, both principals of Proteus, one warrant each to purchase 50,000 shares of our common stock at $0.59 per share, which was the average closing stock price for the two weeks ending August 17, 2001. The warrants were fully vested on the date of the agreement and were outstanding at December 31, 2001. The term of the warrants is five years. As a result, we recorded compensation expense relating to these stock warrants of $45,355 for the year ending December 31, 2001. Issuance of these warrants did not involve any public offering and therefore was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Issuance to Certain Investors

         On December 3, 2001, we issued to certain investors in a private placement an aggregate of 8,333,318 shares of our common stock and warrants exercisable for a further 8,333,318 shares of our common stock. The purchase price per share of common stock was $0.24. The term of the warrants is five years and the per-share exercise price is $0.29.

         In connection with this private placement, we issued to Joseph Stevens & Company, Inc. on December 3, 2001, as part of their placement fee, warrants to purchase 833,331 shares of our common stock. The term of the warrants is five years and the per-share exercise price is $0.29.

         The issuances did not involve any public offering and therefore were exempt from the registration requirements of Section 5 of the Securities Act pursuant to Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

         We were incorporated in Delaware on May 18, 1993, and commenced operations on July 13, 1993. We are engaged in developing biomedical and pharmaceutical products and technologies. We have rights to technology we believe may be useful in the treatment of a variety of diseases, including pain and inflammation and multiple sclerosis, and we are entitled to royalties and other revenues in connection with a second technology, relating to the treatment of ophthalmic disorders. Our existing technologies under development are each held either by us or our subsidiaries. We have been unprofitable since inception and expect to incur substantial additional operating losses over the next several years. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Results of Operations

         From the commencement of operations through December 31, 2001, we have generated $11,830,379 of revenue.

2001 Versus 2000

         In accordance with a now-terminated license and development agreement, Bausch & Lomb Surgical paid our subsidiary, Optex Ophthalmologics, Inc. ("Optex"), for developing its Catarex technology. For the year ended December 31, 2001, this agreement provided $2,461,922 of development revenue (including $1,067,345 in project-completion bonuses paid out and recognized at the completion of the project in March 2001) and related cost of development revenue of $2,082,568. For the year ended December 31, 2000, this agreement provided $5,169,288 of development revenue and related cost of development revenue of $4,135,430. The decrease in revenues and related expenses from Bausch & Lomb over last year was due to the fact that there were no revenues and related expenses since termination of the agreement in March 2001. With termination of the above agreement at the conclusion of the sale of substantially all of Optex's assets (mostly intangible assets with no book value) in March 2001, as described further below, we will no longer have the revenues or profits associated with that agreement available to us.

         Research and development expenditures consist primarily of costs associated with research and development personnel, the cost of operating our research and development laboratories, research and development consultants, the cost of clinical trials and costs related to patent filings and maintenance. For the year ended December 31, 2001, research and development expense was $886,716 as compared to $1,130,345 for the year ended December 31, 2000. This decrease is due mainly to the cessation of research and development activities on the 2-5A antisense technology as a result of the sale of substantially all of the assets of Gemini. This decrease is offset somewhat by increased expenditures on certain development projects, including our CT-3 during the first part of the year.

         Through December 31, 2000, we made an investment in TeraComm Research, Inc. of $1,000,000 in cash and common stock and warrants valued at $1.8 million. For the year ended December 31, 2000, we expensed $2,653,382 of this payment as acquired in-process research and development, since TeraComm's product development activity was in its very early stages. As a result of TeraComm's not meeting a technical milestone at December 31, 2000, we made no further investments in TeraComm, and we are not required to provide TeraComm with any additional funding. We have recorded our share of TeraComm's losses during 2000 and 2001 which has reduced the carrying value of our investment to zero as of December 31, 2001.

         General and administrative expenses consist primarily of expenses associated with corporate operations, legal, finance and accounting, human resources and other general operating costs. For the year ended December 31, 2001, general and administrative expense was $2,771,407 as compared to $2,235,535 for the year ended December 31, 2000. This increase is primarily due to an increase in expenses incurred in conjunction with a common stock purchase agreement entered into during the second quarter of 2001 with Fusion Capital Fund II, LLC. These expenses include the cost of our issuing 600,000 commitment shares to Fusion Capital ($444,000) and a finder's fee of $120,000. Fusion's obligation to purchase our shares is subject to certain conditions, including the effectiveness of a registration statement covering the shares to be purchased. That registration statement was declared effective on July 6, 2001. A material contingency that may affect our operating plans and our ability to raise funds under this agreement is our stock price. Currently, our stock price is below the floor price of $0.68 specified in the Fusion Capital agreement and as a result we are currently unable to draw funds pursuant to that agreement. As the Fusion Capital agreement is currently structured, we cannot guarantee that we will be able to draw any funds. On November 30, 2001, Fusion Capital waived the floor price and purchased from us under the agreement 416,667 shares of our common stock at a price of $0.24, representing an aggregate purchase price of $100,000. See "Liquidity and Capital Resources" for further details on this agreement. Fusion Capital's waiver applied only to the November 30, 2001 purchase, so the $0.68 floor price remains an obstacle to our obtaining additional financing from Fusion Capital unless our stock price increases or Fusion Capital elects in the future to again waive the floor price. Also, rent expense and investor relations expenses increased by $86,000 and $70,000 respectively. Rent expense for 2001 includes an $11,026 commitment obligation related to rental of space that is no longer being used. These expenses are partially offset by a reduction of legal and moving expenses by $200,000 and $50,000 respectively. In addition, we incurred expenses associated with the issuance of 35,000 shares of our common stock to each of BH Capital Investments, L.P. and Excalibur Limited Partnership in August 2001 in return for their commitment to provide us with $3.5 million of financing in connection with an asset purchase for which we had submitted a bid. We did not ultimately purchase those assets. Those shares had an estimated fair value of $44,100, which we recorded as a general and administrative expense for year ended December 31, 2001.

         For the year ended December 31, 2001, we had compensation expense relating to stock warrants of $78,611 as compared to $1,020,128 in the prior year. The current-year expense consists of $33,256 associated with warrants issued to Dian Griesel of The Investor Relations Group during March 2001 as partial compensation for investor relations services and $45,355 associated with fully vested warrants issued to Proteus Capital Corp. in August 2001 as partial compensation for fundraising services. Additional expense associated with the warrants issued to Dian Griesel will continue to be incurred over the remainder of the two-year term of the agreement. As long as these warrants continue to vest, that expense will be directly affected by the movement in the price of our common stock. For the year ended December 31, 2000, we had $1,020,128 of expense associated with warrants issued to Joseph Stevens & Company, Inc. as partial compensation for financial advisory services. Compensation expense relating to these investor relations and financial advisory services represent a general and administrative expense.

         For the year ended December 31, 2001, interest and other income was $42,010, compared to $92,670 for the year ended December 31, 2000. The decrease in interest income is primarily due to the decline in our cash reserves.

         Net loss applicable to common shares for the year ended December 31, 2001, was $2,609,521 as compared to $6,847,749 for the year ended December 31, 2000. This decrease in net loss applicable to common shares is attributable in part to the net effect of (1) the gain of $2,569,451 we recognized on sale of the assets of our subsidiary Optex, (2) a distribution by Optex to its minority shareholders of $837,274 of earnings, and (3) the loss of $334,408 recorded on sale of the assets of our subsidiary Gemini. (These transactions took place during 2001; see below for further information.) In addition, the decrease is due to our having acquired in 2000 $2,653,382 of in-process research and development as part of our investment in TeraComm Research, Inc. and our having incurred in 2000 compensation expense of $1,020,128 relating to stock warrants issued to Joseph Stevens. The loss differential is partially reduced by the cost of our having issued during 2001 600,000 commitment shares to Fusion Capital Fund II, LLC (valued at $444,000). In addition, with the termination of our agreement with Bausch & Lomb, we no longer have available to us the revenue or profits associated with that agreement; as a result, the profit we earned from this agreement in 2001 was $654,504 less than the profit earned in 2000.

         Net loss applicable to common shares for the year ended December 31, 2001 also included a beneficial conversion on shares of our Series B preferred stock in the amount of $600,000 during the year ended December 31, 2001 and dividends of $167,127 and $233,757 paid upon the repurchase of the outstanding shares of Series B preferred stock recorded during the year ended December 31, 2001 and 2000, respectively. We also issued preferred stock dividends on our Series A preferred stock for which the estimated fair value of $107,449 and $811,514 was included in the net loss applicable to common shares for the year ended December 31, 2001 and 2000, respectively. The decrease in the estimated fair value of these dividends as compared to the prior year is primarily a reflection of the decline in our stock price and a reduction of the number of preferred shares issued.

2000 Versus 1999

         In accordance with a development agreement, as amended in September 1999, Bausch & Lomb Surgical paid certain fees to our subsidiary, Optex, for developing its Catarex technology, plus a profit component. For the year ended December 31, 2000, this agreement provided $5,169,288 of development revenue, and the related cost of development revenue was $4,135,430. For the year ended December 31, 1999, this agreement provided $1,082,510 of development revenue, and the related cost of development revenue was $866,008 which solely represented the activity for the fourth quarter of 1999. On March 2, 2001, Optex sold substantially all of its assets, including those related to the Catarex technology, to Bausch & Lomb. As described below, the development agreement was terminated and we will no longer receive development revenue under that agreement.

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

         During 2000, we made an investment in TeraComm Research, Inc. accounted for under the equity method of accounting of $1,000,000 cash as well as common stock and a warrant to purchase common stock, together valued at $1,800,000. Of the $2,800,000 purchase price, we expensed $2,653,382 as acquired in-process research and development, as no capitalizable intangible assets are present at TeraComm, as its product development activity is in the very early stages and has no alternative future use at this time.

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

         In 2000, we had $1,020,128 of expense associated with warrants issued to Joseph Stevens & Company, Inc. as partial compensation for financial advisory services provided by Joseph Stevens during 2000. Compensation expense relating to these financial advisory services represents a general and administrative expense.

         For the year ended December 31, 2000, our interest and other income was $92,670 compared to $292,630 for the year ended December 31, 1999. This decrease was primarily due to a decline in our cash reserves, which resulted in decreased interest income. For the year ended December 31, 2000, our share of losses of TeraComm amounted to $79,274.

         Net loss applicable to common shares for the year ended December 31, 2000, was $6,847,749 as compared to $2,760,881 for the year ended December 31, 1999. This increase in net loss applicable to common shares is primarily due to our having acquired in 2000 $2,653,382 of in-process research and development as part of our investment in TeraComm Research, Inc. and our having incurred in 2000 compensation expense of $1,020,128 relating to stock warrants issued to Joseph Stevens. Net loss applicable to common shares in 2000 also included a dividend paid upon the repurchase of the outstanding Series B preferred stock of $233,757 that was not paid in 1999. We also issued preferred stock dividends on our Series A preferred stock for which the estimated fair value of $811,514 and $314,366 was included in the net loss applicable to common shares for the years ended December 2000 and 1999, respectively. The increase in the estimated fair value of these dividends as compared to the prior year is partially a reflection of an increase in our stock price. Going forward, with the termination of our agreement with Bausch & Lomb, described below, we will no longer have the revenue or profits associated with that agreement available to us. For the year ended December 31, 2000, we received $5,169,288 in development revenue from Bausch & Lomb as compared with $1,082,510 in 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

         From inception to December 31, 2001, we incurred an accumulated deficit of $26,728,406, and we incurred additional losses through the year ended December 31, 2001 and expect to for the foreseeable future. We incurred these losses primarily through research and development activities related to the various technologies under our control.

         Pursuant to an asset purchase agreement dated January 31, 2001, among Bausch & Lomb, a Bausch & Lomb affiliate, Atlantic, and Optex, on March 2, 2001, Optex sold to Bausch & Lomb substantially all its assets (mostly intangible assets with no book value), including all those related to the Catarex technology. As a result of this sale, Atlantic and Optex no longer have any obligations to Bausch & Lomb in connection with development of the Catarex technology. The purchase price was $3 million paid at closing (approximately $564,000 of which was distributed to the minority shareholders). In addition, Optex is entitled to receive additional consideration, namely $1 million once Bausch & Lomb receives regulatory approval to market the Catarex device in Japan, royalties on net sales on the terms stated in the original development agreement dated May 14, 1998, between Bausch & Lomb and Optex, as amended, and minimum royalties of $90,000, $350,000, and $750,000 for the first, second, and third years, respectively, starting on first commercial use of the Catarex device or January 1, 2004, whichever is earlier. Optex also has the option to repurchase the acquired assets from Bausch & Lomb at fair value if it ceases developing the Catarex technology. Upon the sale of Optex's assets, Bausch & Lomb's development agreement with Optex was terminated. In the asset purchase agreement Optex agreed to forgo future contingent payments provided for in the earlier development agreement. As a result of this transaction, we recorded a gain on the sale of Optex's assets of $2,569,451. We made a profit distribution of $837,274 to Optex's minority shareholders, representing their share of the cumulative profit from the development agreement with Bausch & Lomb and the proceeds from the sale of Optex's assets.

         On September 28, 2000, pursuant to a convertible preferred stock and warrants purchase agreement (the "Purchase Agreement"), we issued to BH Capital Investments, L.P. and Excalibur Limited Partnership (together, the "Investors") for a purchase price of $2,000,000, 689,656 shares of our Series B convertible preferred stock and warrants to purchase 134,000 shares of our common stock. Half of the shares of Series B preferred stock (344,828 shares) and warrants to purchase half of the shares of common stock (67,000 shares) were held in escrow, along with half of the purchase price. On December 4, 2000, Atlantic and the Investors entered into a stock repurchase agreement pursuant to which we repurchased from the Investors for $500,000 137,930 shares of Series B preferred stock and agreed to the release from escrow to the Investors of the $1,000,000 purchase price of the 344,828 shares of Series B preferred stock held in escrow. We also allowed the Investors to keep all of the warrants issued under the purchase agreement and issued to the Investors warrants to purchase a further 20,000 shares of our common stock at the same exercise price. On January 19, 2001, 41,380 shares of Series B preferred stock were converted by the Investors into 236,422 shares of our common stock. On March 9, 2001, Atlantic and the Investors entered into a second stock repurchase agreement pursuant to which we repurchased from the Investors, for an aggregate purchase price of $617,067, all 165,518 shares of our Series B preferred stock held by the Investors. The repurchase price represented 125% of the purchase price originally paid by the investors for the repurchased shares, as well as an amount equal to the annual dividend on the Series B preferred stock at a rate per share of 8% of the original purchase price. The repurchased shares constitute all remaining outstanding shares of Series B preferred stock; we have cancelled those shares.

         On May 7, 2001, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase up to $6.0 million of our common stock over a 30-month period, subject to a 6-month extension or earlier termination at our discretion. This agreement replaced an earlier common stock purchase agreement between Atlantic and Fusion Capital dated March 16, 2001. Fusion's obligation to purchase shares of our common stock is subject to certain conditions, including the effectiveness of a registration statement covering the shares to be purchased. That registration statement was declared effective on July 6, 2001. The selling price of the shares will be equal to the lesser of (1) $20.00 or (2) a price based upon the future market price of the common stock, without any fixed discount to the market price. A material contingency that may affect our operating plans and ability to raise funds under this agreement is our stock price. Currently, our stock price is below the floor price of $0.68 specified in the Fusion Capital agreement and as a result we are currently unable to draw funds pursuant to the Fusion Capital agreement. As the Fusion Capital agreement is currently structured, we cannot guarantee that we will be able to draw any funds. We paid a $120,000 finder's fee relating to this transaction to Gardner Resources, Ltd. and issued to Fusion Capital Fund II, LLC 600,000 common shares as a commitment fee. Those shares had an estimated fair value of $444,000. We have amended our agreement with Fusion Capital to allow Atlantic to draw funds pursuant to the agreement regardless of its listing status on the Nasdaq SmallCap Market. On November 30, 2001, Fusion Capital waived the floor price and purchased from us under the agreement 416,667 shares of our common stock at a price of $0.24, representing an aggregate purchase price of $100,000. Fusion Capital's waiver applied only to the November 30, 2001 purchase, so the $0.68 floor price remains an obstacle to our obtaining additional financing from Fusion Capital unless our stock price increases or Fusion Capital elects in the future to again waive the floor price.


         On November 6, 2001, we entered into an agreement with Joseph Stevens & Company, Inc. in which Joseph Stevens agreed to act as placement agent for a private placement of shares of our common stock. In that private placement, the price of each share of our common stock was $0.24 and the minimum and maximum subscription amounts were $2,000,000 and $3,000,000, respectively. On December 3, 2001, we issued to certain investors an aggregate of 8,333,318 shares of our common stock for the minimum subscription of $2,000,000. In addition, each investor received a warrant to purchase one share of our common stock for every share of our common stock purchased by that investor. The warrants have an exercise price of $0.29 and are exercisable for five years from the closing date. In connection with the private placement, we paid Joseph Stevens a placement fee equal to 7% of the aggregate subscription amount, namely $140,000, plus a warrant to purchase 833,331 shares of our common stock, which represented 10% of the number of shares issued to the investments. The term of this warrant is five years and the per share exercise price is $0.29.

         We have financed our operations since inception primarily through equity and debt financing, and collaborative arrangements with Bausch & Lomb which terminated during 2001. During 2001, we had a net decrease in cash and cash equivalents of $1,071,822.

         This decrease primarily resulted from net cash used in operating activities of $4,474,365 offset by net cash provided from the sale of substantially all of Optex's assets for a purchase price of $2,436,000, which is net of a distribution to the minority stakeholders. Financing activities during 2001 included raising $1,939,961 from the private placement of common stock and warrants. Total cash resources as of December 31, 2001 were $1,630,354 compared to $2,879,179 at December 31, 2000.

         Our available working capital and capital requirements will depend upon numerous factors, including progress of our research and development programs, our progress in and the cost of ongoing and planned pre-clinical and clinical testing, the timing and cost of obtaining regulatory approvals, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in our existing collaborative and licensing relationships, the resources that we devote to developing manufacturing and commercializing capabilities, technological advances, the status of our competitors, our ability to establish collaborative arrangements with other organizations and our need to purchase additional capital equipment.

         Our current liabilities as of December 31, 2001 were $508,613 compared to $2,080,453 at December 31, 2000, a decrease of $1,571,840. The decrease was primarily due to the recognition of $1,294,615 in deferred revenues during 2001 and reduced spending due to an increased effort to conserve cash. As of December 31, 2001, our working capital was $1,121,741, primarily as a result of receiving $1,948,000 in net proceeds from two private placements of our common stock during December 2001.

         Our continued operations will depend on our ability to raise additional funds through various potential sources such as equity and debt financing, other collaborative agreements, strategic alliances and our ability to realize the full potential of our technology candidate. Such additional funds may not become available as we need them or be available on acceptable terms. To date, a significant portion of our financing has been through private placements of common and preferred stock and warrants, the issuance of common stock for stock options and warrants exercised, and debt financing. Until our operations generate significant revenues, we will continue to fund operations from cash on hand and through the sources of capital previously described. No assurances can be provided that the additional capital will be sufficient to meet the Company's needs. We anticipate that our current resources (including the $2 million proceeds of the first closing of our recent private placement in December 2001) will be sufficient to finance for the next several months our currently anticipated needs for operating and capital expenditures. We plan to achieve this by continuing to reduce expenses, including by means of voluntary salary reductions and postponement of certain development expenses.

         We expect that after implementing these cost-saving measures, our cash utilized for operations for the next year will be approximately $129,000 per month (including approximately $35,000 per month for research and preclinical development expenses and approximately $94,000 for general and administrative expenses). Our major outstanding contractual obligations relate to our operating (facilities) leases. Our facilities lease expense in future years extends through May 2003 at an aggregate rate of $7,675 per month, net of monthly sublease income of $750 per month commencing March 2002. In addition, we had a monthly obligation of $1,026 under the lease for another facility. That lease expired on January 31, 2002.

         The report of our independent auditors on our consolidated financial statements includes an explanatory paragraph which states that our recurring losses, and limited liquid resources raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         On August 9, 2001, we retained Proteus Capital Corp. on a non-exclusive basis as our financial advisors to assist us with raising additional funds. We currently have no firm financing commitments, and we cannot be certain that we will be able to raise additional funds on terms acceptable to us, or at all.

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

                          CRITICAL ACCOUNTING POLICIES

         In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in this annual report, however, we believe that none of them are considered to be critical.

                      RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under a single method -- the purchase method. Use of the pooling-of-interests method no longer is permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for calendar year-end companies, will be January 1, 2002. SFAS No. 142 has no financial impact on the us as we do not have any goodwill or intangible assets which resulted from business combinations.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

         For a list of the consolidated financial statements filed as part of this report, see the Index to Consolidated Financial Statements following the exhibits to this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

             INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

         Frederic P. Zotos, Esq., 36, has been a member of our board of directors since May 1999, our President since April 3, 2000, and our Chief Executive Officer since February 15, 2001. From June 1999 to April 2000, Mr. Zotos was Director of Due Diligence and Internal Legal Counsel of Licent Capital, LLC, an intellectual property royalty finance company located in Jericho, New York. From September 1998 until June 1999, Mr. Zotos practiced as an independent patent attorney and technology licensing consultant in Cohasset, Massachusetts. From December 1996 until August 1998, Mr. Zotos was Assistant to the President and Patent Counsel of Competitive Technologies, Inc., a publicly-traded technology licensing agency located in Fairfield, Connecticut. From July 1994 until November 1996, Mr. Zotos was an Intellectual Property Associate of Pepe & Hazard, a general practice law firm located in Hartford, Connecticut. Mr. Zotos is a registered patent attorney with the United States Patent and Trademark Office, and is also registered to practice law in Massachusetts and Connecticut. He earned a B.S. in Mechanical Engineering from Northeastern University in 1987, a joint J.D. and M.B.A. degree from Northeastern University in 1993, and successfully completed an M.S. in Electrical Engineering Prerequisite Program from Northeastern University in 1994.

         Steve H. Kanzer, CPA, Esq., 38, has been a member of our board of directors since its inception in 1993. He is currently a member of our Audit Committee and Compensation Committee. From December 1997 to November 2001, Mr. Kanzer was President and Chief Executive Officer of Corporate Technology Development, Inc., a biotechnology holding company based in Miami, Florida. Since December 2000 Mr. Kanzer has also been Chairman, Chief Executive Officer and President of Accredited Equities, Inc., a venture capital and investment banking firm based in Miami, and President of several private biopharmaceutical companies also based in Miami. From 1992 until December 1998, Mr. Kanzer was a founder and Senior Managing Director of Paramount, and Senior Managing Director--Head of Venture Capital of Paramount Capital Investments, LLC ("Paramount Investments"), a biotechnology and biopharmaceutical venture capital and merchant banking firm that is associated with Paramount. From 1993 until June 1998, Mr. Kanzer was a founder and a member of the board of directors of Boston Life Sciences, Inc., a publicly-traded pharmaceutical research and development company. From 1994 until June 2000, Mr. Kanzer was a founder and Chairman of Discovery Laboratories, Inc., a publicly-traded pharmaceutical research and development company. Mr. Kanzer is a founder and a member of the board of directors of DOR BioPharma, Inc., a publicly-traded pharmaceutical research and development company. Prior to joining Paramount, Mr. Kanzer was an attorney with Skadden, Arps, Slate, Meagher & Flom LLP in New York, New York from September 1988 to October 1991. He received his J.D. from New York University School of Law in 1988 and a B.B.A. in Accounting from Baruch College in 1985. In his capacity as employee and director of other companies in the venture capital field, Mr. Kanzer is not required to present to Atlantic opportunities that arise outside the scope of his duties as a director of Atlantic.

         Peter O. Kliem, 63, has been a member of our board of directors since March 21, 2000 and is a member of our Compensation Committee. Mr. Kliem is a co-founder, Executive Vice-President, chief operating officer and member of the board of directors of Enanta Pharmaceuticals, a Boston based biotechnology start-up. Prior to this start-up, he worked with Polaroid Corporation for 36 years, most recently in the positions of Senior Vice President, Business Development, Senior VP, Electronic Imaging and Senior VP and Director of Research & Development. During his tenure with Polaroid, he initiated and executed major strategic alliances with corporations in the U.S., Europe, and the Far East. Mr. Kliem also introduced a broad range of innovative products such as printers, lasers, CCD and CID imaging, fiber optics, flat panel display, magnetic/optical storage and medical diagnostic products in complex technological environments. Mr. Kliem is a member of the board of directors of DOR BioPharma, Inc., a publicly-traded pharmaceutical research and development company. He serves as trustee and vice president of the Boston Biomedical Research Institute, which is funded by the National Institute of Health, and served as Chairman of PB Diagnostics. In addition, he serves as Industry Advisor to TVM-Techno Venture Management. Mr. Kliem earned his M.S. in chemistry from Northeastern University.

         A. Joseph Rudick, M.D., 45, was our Chief Executive Officer from April 10, 2000 until February 15, 2001, and has been a member of our board of directors since May 1999. He was also our President from May 1999 to April 3, 2000, and was a founder of Atlantic and two of its majority-owned subsidiaries, Optex and Channel. Dr. Rudick served as a business consultant to Atlantic from January 1997 until November 1998. From June 1994 until November 1998, Dr. Rudick was a Vice President of Paramount Capital, Inc., an investment bank specializing in the biotechnology and biopharmaceutical industries. Since 1988, he has been a Partner of Associate Ophthalmologists P.C., a private ophthalmology practice located in New York, and from 1993 to 1998 he served as a director of Healthdesk Corporation, a publicly-traded medical information company of which he was a co-founder. Dr. Rudick earned a B.A. in Chemistry from Williams College in 1979 and an M.D. from the University of Pennsylvania in 1983.

         David Tanen, 30, has served as a member of our board of directors since January 28, 2002. Since 1996, Mr. Tanen has served as an associate director of Paramount Capital, where he has been involved in the founding of a number of biotechnology start-up companies. Mr. Tanen also serves as an officer and/or director on several other privately held development-stage biotechnology companies. Mr. Tanen also serves on the board of directors of Abington Biomedical Offshore Fund and Abington Biomedical Master Fund, each a Cayman Island company. Mr. Tanen received his B.A. from George Washington University and his J.D. from Fordham University School of Law.

         Nicholas J. Rossettos, CPA, 36, has been our Chief Financial Officer since April 2000. Previously, Mr. Rossettos was from 1999, Manager of Finance for Centerwatch, a pharmaceutical trade publisher headquartered in Boston, Massachusetts, that is a wholly owned subsidiary of Thomson Corporation of Toronto, Canada. Prior to that, from 1994, he was Director of Finance and Administration for EnviroBusiness, Inc., an environmental and technical management-consulting firm headquartered in Cambridge, Massachusetts. He holds an A.B. in Economics from Princeton University and a M.S. in Accounting and M.B.A. from Northeastern University.

         There are no family relationships among the executive officers or directors of Atlantic.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

         Each of our directors and executive officers was late in filing the forms that Section 16(a) of the Exchange Act required them to file during fiscal year 2001.

ITEM 10. EXECUTIVE COMPENSATION

                       COMPENSATION OF EXECUTIVE OFFICERS

         Pursuant to our 1995 stock option plan, on February 20, 2001, Frederic
P. Zotos was granted options for 100,000 shares of common stock at an exercise price of $0.875. Additionally, on February 20, 2001, Mr. Zotos was granted options for 150,000 shares of common stock at an exercise price of $0.875. Pursuant to our 1995 stock option plan, on February 20, 2001, Dr. Rudick was granted options for 100,000 shares of common stock at an exercise price of $0.875. Additionally, on February 20, 2001, A. Joseph Rudick was granted options for 25,000 shares of common stock at an exercise price of $0.875. Pursuant to our 1995 stock option plan, on February 20, 2001, Nicholas J. Rossettos was granted options for 50,000 shares of common stock at an exercise price of $0.875.

         The following table sets forth, for the last three fiscal years, the compensation earned for services rendered in all capacities by our chief executive officer and the other highest-paid executive officers serving as such at the end of 2001 whose compensation for that fiscal year was in excess of $100,000. The individuals named in the table will be hereinafter referred to as the "Named Officers." No other executive officer of Atlantic received compensation in excess of $100,000 during fiscal year 2001. No executive officer who would otherwise have been included in this table on the basis of 2001 salary and bonus resigned or terminated employment during that year.


                           SUMMARY COMPENSATION TABLE
---------------------------------- -------- ------------------------------------------------ -------------------- -----------------
                                                          Annual Compensation                Long-Term            All Other
                                                                                             Compensation Awards  Compensation ($)
---------------------------------- -------- ------------------------------------------------ -------------------- -----------------
Name and Principal Position        Year     Salary($)   Bonus($)       Other Annual          Securities
                                                                                             Underlying
                                                                       Compensation ($)      Options/SARs(#)
---------------------------------- -------- ----------- -------------- --------------------- -------------------- -----------------
Frederic P. Zotos, Esq. (1)          2001      208,750       50,000          10,000(2)          250,000                    0
  Chief Executive Officer and        2000      131,250       50,000          10,000(2)          250,000             14,750(3)
  President                          1999            0            0               0                   0              2,600(4)
---------------------------------- -------- ----------- -------------- --------------------- -------------------- -----------------
A. Joseph Rudick, M.D.(5)            2001       87,500       25,000               0             125,000                    0
  Chief Scientific and Medical       2000      123,750      111,174               0             125,000           .8 4,674(6)
  Officer                            1999            0       23,502               0              87,000(7)          81,523(8)
---------------------------------- -------- ----------- -------------- --------------------- -------------------- -----------------
Nicholas J. Rossettos, CPA(9)        2001      125,000       25,000          10,000(2)           50,000                    0
  Chief Financial Officer,           2000       91,146       25,000          10,000(2)           50,000                    0
  Treasurer and Secretary            1999            0            0               0                   0                    0
---------------------------------- -------- ----------- -------------- --------------------- -------------------- -----------------
-------------------------

(1) Mr. Zotos was promoted to be our Chief Executive Officer on February 15, 2001. Mr. Zotos became our President on April 3, 2000.

(2) Represents matching contributions by Atlantic pursuant to Atlantic's SAR-SEP retirement plan.

(3) Represents $8,000 in fees paid for consulting services rendered and $6,750 in director's fees.

(4)    Represents fees paid for consulting services rendered.

(5) Dr. Rudick became Chief Scientific and Medical Officer on February 15, 2001. From April 10, 2000 to February 15, 2001, he was our Chief Executive Officer.

(6) Represents $86,174 paid to Dr. Rudick in recognition of his role in negotiating an amendment to Optex's contract with Bausch & Lomb, less $1,500 returned to Atlantic by him due to mistaken overpayment of director's fees for the 1999 fiscal year.

(7) Excludes options for 50,000 shares of common stock granted to Dr. Rudick on August 9, 1999, but rescinded in the 2000 fiscal year to correct the grant to him in the 1999 fiscal year of options for 37,000 shares of common stock above the amount permitted by the stock option plan for that fiscal year.

(8) Represents $50,516 in fees paid to Dr. Rudick for consulting services rendered, $7,500 in director's fees, of which $1,500 was paid in error and therefore returned to Atlantic by him in 2000, and $23,507 paid in recognition of his role in negotiating an amendment to Optex's contract with Bausch & Lomb (see Item 12 below for a more detailed explanation).

(9)    Mr. Rossettos became our Chief Financial Officer on April 10, 2000.

                      OPTIONS AND STOCK APPRECIATION RIGHTS

         The following table contains information concerning the grant of stock options under the 1995 stock option plan and otherwise to the Named Officers during the 2001 fiscal year. Except as described in footnote (1) below, no stock appreciation rights were granted during the 2001 fiscal year.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR


--------------------------------------------------------------------------------------------------------------------
Individual Grants
----------------------------------- ---------------------- ------------------------- ---------------- --------------
Name                                Number of Securities   % of Underlying           Exercise Price   Expiration
                                    Underlying Options/    Options/SARs Granted to   ($/Share)(3)     Date
                                    SARs Granted(#)(1)     Employees in Fiscal
                                                           Year(2)
----------------------------------- ---------------------- ------------------------- ---------------- --------------
Frederic P. Zotos, Esq.                           250,000                   43%            $0.875        2/20/11
----------------------------------- ---------------------- ------------------------- ---------------- --------------
A. Joseph Rudick, M.D.                            125,000                   22%            $0.875        2/20/11
----------------------------------- ---------------------- ------------------------- ---------------- --------------
Nicholas J. Rossettos, CPA                         50,000                    9%            $0.875        2/20/11
----------------------------------- ---------------------- ------------------------- ---------------- --------------
------------------------

(1) Each option has a maximum term of ten years, subject to earlier termination in the event of the optionee's cessation of service with Atlantic. The options are exercisable as follows: 25% upon granting and 25% each of the first three anniversaries of the date of granting. Each option will become immediately exercisable in full upon an acquisition of Atlantic by merger or asset sale, unless the option is assumed by the successor entity. Each option includes a limited stock appreciation right pursuant to which the optionee may surrender the option, to the extent exercisable for vested shares, upon the successful completion of a hostile tender for securities possessing more than 50% of the combined voting power of Atlantic's outstanding voting securities. In return for the surrendered option, the optionee will receive a cash distribution per surrendered option share equal to the excess of (1) the highest price paid per share of common stock in that hostile tender offer over (2) the exercise price payable per share under the cancelled option.

(2) Calculated based on total option grants to employees of 575,000 shares of common stock during the 2001 fiscal year.

(3) The exercise price may be paid in cash, mature shares of common stock, through arrangements with independant brokerage firms, or by other means at the discretion of the Plan Administrator. Atlantic may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares and the federal and state income tax liability incurred by the optionee in connection with exercise. The optionee may be permitted, subject to the approval of the plan administrator, to apply a portion of the shares purchased under the option (or to deliver existing shares of common stock) in satisfaction of that tax liability.

                          OPTION EXERCISE AND HOLDINGS

         The following table provides information with respect to the Named Officers concerning the exercisability of options during the 2001 fiscal year and unexercisable options held as of the end of the 2001 fiscal year. No stock appreciation rights were exercised during the 2001 fiscal year, and, except for the limited rights described in footnote (1) to the preceding table, no stock appreciation rights were outstanding at the end of that fiscal year.

             AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR ("FY")
                            AND FY-END OPTION VALUES

----------------------------- -------------- ---------------- -------------------------------- ------------------------------------
Name                             Shares           Value       No. of Securities Underlying     Value of Unexercised In-the-Money
                                Acquired      Realized (1)    Unexercised Options/SARs at      Options/SARs at FY-End (Market
                               on Exercise                    FY-End (#)                       price of shares at FY-End less
                                                                                               exercise price) ($)(2)
                                                              -------------------------------- ------------------------------------
                                                               Exercisable    Unexercisable      Exercisable       Unexercisable
----------------------------- -------------- ---------------- -------------- ----------------- ----------------- ------------------
Frederic P. Zotos                   0              --            221,166         315,834              0                  0
----------------------------- -------------- ---------------- -------------- ----------------- ----------------- ------------------
A. Joseph Rudick                    0              --            174,916         172,084              0                  0
----------------------------- -------------- ---------------- -------------- ----------------- ----------------- ------------------
Nicholas J. Rossettos               0              --             37,500          62,500              0                  0
----------------------------- -------------- ---------------- -------------- ----------------- ----------------- ------------------
------------------

(1) Equal to the fair market value of the purchased shares at the time of the option exercise over the exercise price paid for those shares.

(2) Based on the fair market value of our common stock on December 31, 2001 of $0.28 per share, the closing sales price per share on that date on the OTC Bulletin Board.

                         LONG TERM INCENTIVE PLAN AWARDS

         No long term incentive plan awards were made to a Named Officer during the last fiscal year.

                            COMPENSATION OF DIRECTORS

         Non-employee directors are eligible to participate in an automatic stock option grant program pursuant to the 1995 stock option plan. Non-employee directors are granted an option for 10,000 shares of common stock upon their initial election or appointment to the board and an option for 2,000 shares of common stock on the date of each annual meeting of our stockholders for those non-employee directors continuing to serve after that meeting. On August 8, 2001, pursuant to the automatic stock option grant program, Atlantic granted each of Steve Kanzer and Peter Kliem options for 2,000 shares of common stock at an exercise price of $0.61 per share, the fair market value of our common stock on the date of grant.

         Additionally, on February 20, 2001, Atlantic granted each of Steve Kanzer and Peter Kliem options for 50,000 shares of common stock at an exercise price of $0.875 per share, the fair market value of our common stock on the date of the grant.

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

    EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL
                                   AGREEMENTS

         Effective April 3, 2000, Mr. Zotos became our President pursuant to an employment agreement dated as of the effective date. This agreement has a three-year term ending on April 2, 2003. As President, Mr. Zotos reports to the Chief Executive Officer. Mr. Zotos and his dependents are eligible to receive paid medical and long term disability insurance and such other health benefits as Atlantic makes available to other senior officers and directors.

Effective February 15, 2001, Mr. Zotos was also appointed Chief Executive Officer of Atlantic at which time the employment agreement was amended to reflect a new compensation structure.

         Effective April 10, 2000, Dr. Rudick became our Chief Executive Officer pursuant to an employment agreement dated as of the effective date. This agreement has a three-year term ending on April 10, 2003. Effective February 15, 2001, Dr. Rudick resigned as our Chief Executive Officer at which time the employment agreement was amended to reflect a new compensation structure.

         Effective April 10, 2000, Mr. Rossettos became our Chief Financial Officer pursuant to an employment agreement dated as of the effective date. This agreement has a three-year term ending on April 10, 2003. Mr. Rossettos reports to the Chief Executive Officer and President. Mr. Rossettos and his dependents are eligible to receive paid medical and long term disability insurance and such other health benefits as Atlantic makes available to other senior officers and directors.

         The Compensation Committee has the discretion under the 1995 stock option plan to accelerate options granted to any officers in connection with a change in control of Atlantic or upon the subsequent termination of the officer's employment following the change of control.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 20, 2002, by
(1) all persons who are beneficial owners of 5% or more of our common stock, (2) each director and nominee, (3) the Named Officers in the Summary Compensation Table above, and (4) all directors and executive officers as a group. We do not know of any person who beneficially owns more than 5% of the Series A preferred stock and none of our directors or the Named Officers owns any shares of Series A preferred stock. Consequently, the following table does not contain information with respect to the Series A preferred stock.

         The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 20, 2002, through the exercise or conversion of any stock option, convertible security, warrant or other right. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity. The common stock represented here includes the common stock that the beneficial holders would directly possess if they converted all shares of Series A Preferred Stock held by them.

                        NUMBER OF PERCENT OF TOTAL SHARES

                                                          NUMBER OF                % OF TOTAL SHARES
NAME AND ADDRESS                                            SHARES                   OUTSTANDING (1)
----------------                                            ------                   -----------
CERTAIN BENEFICIAL HOLDERS:

Lindsay A. Rosenwald, M.D.(2)                             4,665,904                        28.9%
787 Seventh Avenue
New York, NY 10019

Joseph Stevens & Company, Inc.(3)                         1,283,331                        7.8%
59 Maiden Lane, 32nd Floor
New York, NY  10038


MANAGEMENT:

Frederic P. Zotos, Esq.(4)                                 408,666                         2.5%

A. Joseph Rudick, M.D.(5)                                  263,666                         1.6%

Steve H. Kanzer, CPA, Esq.(6)                              112,000                           *

Peter O. Kliem(7)                                          102,916                           *

David Tanen(8)                                             10,000                            *

Nicholas J. Rossettos, CPA(9)                              75,000                            *

All current executive
officers and directors as
a group (6 persons)                                        972,248                         5.7%

------------------------

*      Less than 1.0%

(1) Percentage of beneficial ownership is calculated assuming 16,004,599 shares of common stock were outstanding on March 20, 2002.

(2) Includes 154,350 shares of common stock issuable upon conversion of 47,202 shares of Series A preferred stock convertible within 60 days of March 20, 2002. Also includes 190 shares of common stock held by June Street Corporation and 190 shares of common stock held by Huntington Street Corporation. Dr. Rosenwald is the sole proprietor of both June Street Corporation and Huntington Street Corporation.

(3) Includes 450,000 shares of common stock issuable upon exercise of three warrants exercisable within 60 days of March 20, 2002.

(4) Represents options exercisable within 60 days of March 20, 2002. 62,500 shares of common stock were exercisable pursuant to stock options granted on February 19, 2002 for 250,000 shares, of which 25% or 62,500 were exercisable on issuance, then an additional 25% thereafter; and additional 50,000 shares of common stock were exercisable pursuant to stock options granted on February 20, 2001 for 100,000 shares, of which 25% or 25,000 shares were exercisable on issuance, then an additional 25% annually thereafter; an additional 75,000 shares of common stock were exercisable pursuant to stock options granted on February 20, 2001 for 150,000 shares, of which 25% or 37,500 shares were exercisable on issuance, then an additional 25% annually thereafter; an additional 75,000 shares of common stock are exercisable pursuant to stock options granted on April 12, 2000 for 100,000 shares, of which 25% or 25,000 shares were exercisable on issuance, then an additional 25% annually thereafter; an additional 112,500 shares are exercisable pursuant to stock options granted on April 12, 2000 for 150,000, of which 25% or 37,500 were exercisable on issuance, then an additional 25% annually thereafter; an additional 25,000 shares are exercisable pursuant to stock options granted October 21, 1999, all of which were immediately exercisable; an additional 2,000 shares are exercisable pursuant to stock options granted September 23, 1999 for 2,000 shares, all of which were exercisable after one year; and an additional 6,666 shares are exercisable pursuant to stock options granted May 28, 1999 for 10,000 shares, exercisable in three equal annual amounts exercisable starting one year from grant date.

(5) Represents options exercisable within 60 days of March 20, 2002. 31,250 shares of common stock were exercisable pursuant to stock options granted on February 19, 2002 for 125,000 shares, of which 25% or 31,250 shares were exercisable on issuance, then an additional 25% annually thereafter; an additional 50,000 shares of common stock were exercisable pursuant to stock options granted on February 20, 2001 for 100,000 shares, of which 25% or 25,000 shares were exercisable on issuance, then an additional 25% annually thereafter; an additional 12,500 shares of common stock were exercisable pursuant to stock options granted on February 20, 2001 for 25,000 shares, of which 25% or 6,250 shares were exercisable on issuance, then an additional 25% annually thereafter; an additional 75,000 shares of common stock are exercisable pursuant to stock options granted under the plan on April 12, 2000 for 100,000 shares, of which 50% or 50,000 shares were exercisable as of April 3, 2001, then an additional 25% annually thereafter; an additional 18,750 shares are exercisable pursuant to stock options granted on April 12, 2000 for 25,000 shares, of which 25% or 6,250 were exercisable immediately, then an additional 25% annually thereafter; an additional 25,000 shares are exercisable pursuant to stock options granted October 21, 1999, all of which were immediately exercisable; an additional 2,000 shares are exercisable pursuant to stock options granted on September 23, 1999, all of which were exercisable on September 23, 2000; an additional 32,500 shares are exercisable pursuant to stock options granted on August 9, 1999 for 50,000 shares, of which 25% or 12,500 were exercisable on issuance, then an additional 25% annually thereafter; an additional 6,666 shares are exercisable pursuant to stock options granted on May 28, 1999 for 10,000 shares, exercisable in three equal amounts starting one year from grant date; and an additional 10,000 shares are exercisable pursuant to stock options granted on August 7, 1998 for 10,000 shares, of which one third were exercisable after one year, with the remainder exercisable monthly (or 277.79 per month) over two years.

(6) Represents options exercisable within 60 days of March 20, 2002. 2,000 shares of common stock were exercisable pursuant to stock options granted on August 8, 2001, all of which were immediately exercisable; an additional 50,000 shares of common stock were exercisable pursuant to stock options granted on February 20, 2001, all of which were immediately exercisable; an additional 25,000 shares are exercisable pursuant to stock options granted on February 29, 2000, all of which were immediately exercisable; an additional 2,000 shares are exercisable pursuant to stock options granted on September 29, 2000, all of which were immediately exercisable; an additional 25,000 shares are exercisable pursuant to stock options granted on October 21, 1999, all of which were immediately exercisable; an additional 2,000 shares are exercisable pursuant to stock options granted September 23, 1999, all of which were exercisable on September 23, 2000; an additional 2,000 shares are exercisable pursuant to stock options granted August 28, 1998; an additional 2,000 shares are exercisable pursuant to stock options granted on June 17, 1997; and an additional 2,000 shares are exercisable pursuant to stock options granted on July 24, 1996.

(7) Represents options exercisable within 60 days of March 20, 2002. 2,000 shares of common stock were exercisable pursuant to stock options granted on August 8, 2001, all of which were immediately exercisable; an additional 50,000 shares of common stock were exercisable pursuant to stock options granted on February 20, 2001, all of which were immediately exercisable; an additional 25,000 shares of common stock are exercisable pursuant to stock options granted September 29, 2000, all of which were immediately exercisable; an additional 2,000 shares are exercisable pursuant to stock options granted September 29, 2000, all of which were immediately exercisable; an additional 17,250 shares are exercisable pursuant to stock options for 23,000 shares granted on April 6, 2000, of which 25% or 5,570 were exercisable on issuance, and then an additional 25% annually thereafter; and an additional 6,666 shares of common stock were exercisable pursuant to stock options granted on March, 21 2000 for 10,000 shares, which are exercisable in three equal annual amounts starting from one year of the grant date.

(8) Represents options exercisable within 60 days of March 20, 2002. These 10,000 shares of common stock were exercisable pursuant to stock options granted on January 28, 2002, all of which were immediately exercisable.

(9) Represents options exercisable within 60 days of March 20, 2002. 12,500 shares of common stock were exercisable pursuant to stock options granted on February 19, 2002 for 100,000 shares, of which 25% or 12,500 shares were exercisable on issuance, then an additional 25% annually thereafter; an additional 25,000 shares of common stock were exercisable pursuant to stock options granted on February 20, 2001 for 50,000 shares, of which 25% or 12,500 shares were exercisable on issuance, then an additional 25% annually thereafter; and an additional 37,500 shares of common stock are exercisable pursuant to stock options for 50,000 shares granted April 4, 2000, of which 25% or 12,500 were exercisable on issuance, and then an additional 25% annually thereafter.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On January 4, 2000, we entered into a financial advisory and consulting agreement with Joseph Stevens & Company, Inc. In this agreement, we engaged Joseph Stevens to provide us with financial advisory services from January 4, 2000 until January 4, 2001. As partial compensation for the services to be rendered by Joseph Stevens, we issued them three warrants to purchase an aggregate of 450,000 shares of our common stock. The exercise price and exercise period of each warrant is as follows:

================================================================================================================
   Warrant Number                        Exercise
                       No. of Shares       Price                            Exercise Period
================================================================================================================
   No.1                150,000            $2.50           1/4/00 through 1/4/05
----------------------------------------------------------------------------------------------------------------
                                                          1/4/01 through 1/4/06 (which vested in equal monthly
   No.2                150,000            $3.50           increments during 1/4/00-1/4/01)
----------------------------------------------------------------------------------------------------------------
                                                          1/4/02 through 1/4/07 (which vested in equal monthly
   No.3                150,000            $4.50           increments during 1/4/00-1/4/01)
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

         Pursuant to our restated certificate of incorporation and bylaws, we have entered into indemnification agreements with each of our directors and executive officers.

         All transactions between us and our officers, directors, principal stockholders and their affiliates are approved by a majority of the board of directors, including a majority of the independent and disinterested outside directors on the board of directors. We believe that the transaction set forth above was made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

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

4.5(1)            Form of redeemable warrant agreement between Atlantic and Continental Stock Transfer & Trust
                  Company.

4.6(1)            Form of underwriter's warrant certificate.

4.7(1)            Form of underwriter's warrant agreement between Atlantic and Joseph Stevens & Company, L.P.

4.8(1)            Form of subscription agreement between Atlantic and the selling stockholders.

4.9(1)            Form of bridge note.

4.10(1)           Form of bridge warrant.

4.11(2)           Investors' rights agreement between Atlantic, Dreyfus Growth and Value Funds, Inc. and Premier
                  Strategic Growth Fund.

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

10.22(4)          Letter agreement between Atlantic and Paramount Capital, Inc. dated February 26, 1997.

10.23(4)          Agreement and plan of reorganization between Atlantic, Channel Therapeutics, Inc. and New
                  Channel, Inc. dated February 20, 1997.

10.24(4)          Warrant issued to John Prendergast to purchase 37,500 shares of Atlantic's common stock.

10.25(4)          Warrant issued to Dian Griesel to purchase 24,000 shares of Atlantic's common stock.

10.26(7)          Amendment No. 1 to development & license Agreement between Optex and Bausch & Lomb Surgical,
                  Inc. dated September 16, 1999.

10.27(8)          Financial advisory and consulting agreement between Atlantic and Joseph Stevens & Company, Inc.
                  dated January 4, 2000.

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

10.56(15)         Warrant certificate issued March 8, 2001, by Atlantic to Dian Griesel.

10.57(16)         Common stock purchase agreement dated as of May 7, 2001,
                  between Atlantic and Fusion Capital Fund II, LLC.

10.58(16)         Form of registration rights agreement between Atlantic and Fusion Capital Fund II, LLC.

10.59(17)         Asset purchase agreement dated as of January 31, 2001, between Bausch & Lomb Incorporated,
                  Bausch & Lomb Surgical, Inc., Optex Ophthalmologics, Inc. and Atlantic (the "January 31 Asset
                  Purchase Agreement).

10.60(17)         Amendment No. 1 dated March 2, 2001, to the January 31 asset purchase agreement.

10.61(17)         Asset purchase agreement dated as of April 23, 2001, between Atlantic, Gemini Technologies,
                  Inc., and IFN, Inc.

10.62(18)         Securities purchase agreement dated November 2, 2001, between Atlantic and certain investors.

10.63(18)         Placement agreement dated November 6, 2001, between Joseph Stevens & Company, Inc. and Atlantic.

10.64*            Asset purchase agreement dated as of April 23, 2001, among Atlantic, Gemini Technologies, Inc.
                  and IFN, Inc.

21.1(1)           Subsidiaries of Atlantic.

23.1*             Consent of KPMG LLP.

------

+ Confidential treatment has been granted as to certain portions of these exhibits.

*        Filed herewith.

(1)      Incorporated by reference to exhibits of Atlantic's registration statement on Form SB-2 (No. 33-98478), as filed with the Securities and Exchange Commission (the "SEC") on October 24, 1995 and as amended by
         Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4 and Amendment No. 5, as filed with the Commission on November 9, 1995, December 5, 1995, December 12, 1995, December 13, 1995 and December
         14, 1995, respectively.




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

(6)      Incorporated by reference to exhibits of Atlantic's registration statement on Form S-3 (No. 333-34379), as filed with the Commission on August 26, 1997, and as amended by Amendment No. 1 as filed with the SEC on August 28, 1997.

(7)      Incorporated by reference to exhibits of Atlantic Form 10-QSB for the period ended September 30, 1999.

(8)      Incorporated by reference to exhibits of Atlantic's Form 10-KSB for the year ended December 31, 1999.

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

(11)     Incorporated by reference to exhibits of Atlantic's Form 8-K filed on January 24, 2001.

(12)     Incorporated by reference to exhibits of Atlantic's Form 8-K filed on December 11, 2000.

(13)     Incorporated by reference to exhibits of Atlantic's Form 8-K filed on March 14, 2001.

(14)     Incorporated by reference to exhibits of Atlantic's Form 10-KSB for the year ended December 31, 2000 for the year ended December 31, 2000 filed on April 17, 2001.

(15)     Incorporated by reference to exhibits of Atlantic's Form 10-QSB for the period ended March 31, 2001.

(16) Incorporated by reference to exhibits of Atlantic's registration statement on Form SB-2 (Registration No. 333-61974), as filed with the Commission on May 31, 2001, and as amended by Amendment No. 1 as filed with the SEC on June 29, 2001.

(17)     Incorporated by reference to exhibits of Atlantic's Form 10-QSB for the period ended September 30, 2001.

(18)     Incorporated by reference to exhibits of Atlantic's Form 8-K filed on December 6, 2001.


                               REPORTS ON FORM 8-K

         On December 6, 2001, we filed with the SEC a report on Form 8-K stating that, on that day, we had raised approximately $2 million through a private placement of its common stock. A copy of the stock purchase agreement and the placement agreement were attached thereto.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, Atlantic has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2002.

                            Atlantic Ventures Technology, Inc.


                              /s/ Frederic P. Zotos
                            -----------------------------------------------
                            Frederic P. Zotos
                            President, Chief Executive Officer and director


         In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Atlantic and in the capacities and on the dates indicated.

Signature                                 Title                                            Date
---------                                 -----                                            ----
/s/ Frederic P. Zotos                     President, Chief Executive Officer and           April 1, 2002
------------------------------------      director
Frederic P. Zotos


/s/ Nicholas J. Rossettos                 Treasurer, Secretary and Chief Financial         April 1, 2002
------------------------------------
Nicholas J. Rossettos


/s/ Steve H. Kanzer                       Officer Director                                 April 1, 2002
------------------------------------
Steve H. Kanzer


/s/ Peter O. Kliem                        Director                                         April 1, 2002
------------------------------------
Peter O. Kliem


/s/ A. Joseph Rudick                      Director                                         April 1, 2002
------------------------------------
A. Joseph Rudick


/s/ David Tanen                           Director                                         April 1, 2002
------------------------------------
David Tanen

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------




Independent Auditors' Report                                                                              F-1

Consolidated Balance Sheets as of December 31, 2001 and 2000                                              F-2

Consolidated Statements of Operations for the Years ended
     December 31, 2001, 2000 and 1999 and for the Period
     from July 13, 1993 (inception) to December 31, 2001                                                  F-3

Consolidated Statements of Stockholders' Equity for the
     Period from July 13, 1993 (inception) to December 31, 2001                                           F-4

Consolidated Statements of Cash Flows for the Years ended December 31, 2001,
     2000 and 1999 and for the Period from
     July 13, 1993 (inception) to December 31, 2001                                                       F-5

Notes to Consolidated Financial Statements                                                                F-6

                          Independent Auditors' Report

The Board of Directors and Stockholders
Atlantic Technology Ventures, Inc.:

We have audited the consolidated financial statements of Atlantic Technology Ventures, Inc. and subsidiaries (a development stage company) as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Technology Ventures, Inc and subsidiaries (a development stage company) as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, and for the period from July 13, 1993 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has limited liquid resources that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             /s/ KPMG LLP

Short Hills, New Jersey
March 22, 2002

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                                                                        As of December 31,
                                                                                  -----------------------------
                                                Assets                                  2001           2000
                                                                                   ------------    ------------

Current assets:
    Cash and cash equivalents                                                      $  1,591,761       2,663,583
    Accounts receivable                                                                      --         192,997
    Prepaid expenses                                                                     38,593          22,599
                                                                                   ------------    ------------
                   Total current assets                                               1,630,354       2,879,179

Property and equipment, net                                                             105,153         227,088
Investment in affiliate                                                                      --          67,344
Other assets                                                                             22,838           2,901
                                                                                   ------------    ------------

                   Total assets                                                    $  1,758,345       3,176,512
                                                                                   ============    ============

                         Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                                          $    508,613         785,838
    Deferred revenue                                                                         --       1,294,615

                                                                                   ------------    ------------
                   Total current liabilities                                       $    508,613       2,080,453

Redeemable Series B convertible preferred stock Authorized 1,647,312 shares; 0 and 206,898 shares issued and
    outstanding at December 31, 2001 and  2000 respectively                                  --         600,000

Stockholders' equity:
    Preferred stock, $.001 par value. Authorized 10,000,000
       shares; 1,375,000 shares designated as Series A
       convertible preferred stock                                                           --              --
    Series A convertible preferred stock, $.001 par value
       Authorized 1,375,000 shares; 346,357 and 359,711 shares issued and outstanding at December 31, 2001 and 2000 respectively (liquidation preference aggregating $4,502,641 and $4,676,243 at December 31, 2001 and
       2000 respectively)                                                                   346             360
    Convertible preferred stock warrants, 112,896
       issued and outstanding at December 31, 2001 and 2000                             520,263         520,263
    Common stock, $.001 par value. Authorized 50,000,000
       shares; 15,965,359 and 6,122,135 shares issued and
       outstanding at December 31, 2001 and 2000 respectively                            15,965           6,122
    Common stock subscribed. 182 shares at December 31, 2001
       and 2000                                                                              --              --
    Additional paid-in capital                                                       27,442,106      24,796,190
    Deficit accumulated during development stage                                    (26,728,406)    (24,826,334)
                                                                                   ------------    ------------
                                                                                      1,250,274         496,601

    Less common stock subscriptions receivable                                             (218)           (218)
    Less treasury stock, at cost                                                           (324)           (324)
                                                                                   ------------    ------------

                   Total stockholders' equity                                         1,249,732         496,059
                                                                                   ------------    ------------

                   Total liabilities and stockholders' equity                      $  1,758,345       3,176,512
                                                                                   ============    ============

See accompanying notes to consolidated financial statements.

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations




                                                                                                                 Cumulative
                                                                                                                 period from
                                                                                                                July 13, 1993
                                                                    Years ended December 31,                   (inception) to
                                                      --------------------------------------------------         December 31,
                                                            2001              2000               1999                2001
                                                      -------------     --------------     -------------     ----------------
Revenues:
    Development revenue                               $   2,461,922     $    5,169,288     $   1,082,510     $      8,713,720
    License revenue                                              --                 --                --            2,500,000
    Grant revenue                                           250,000            189,658            77,069              616,659
                                                      -------------     --------------     -------------     ----------------
         Total revenues                                   2,711,922          5,358,946         1,159,579           11,830,379
                                                      -------------     --------------     -------------     ----------------
Costs and expenses:
    Cost of development revenue                           2,082,568          4,135,430           866,008            7,084,006
    Research and development                                886,716          1,130,345         1,091,291           10,391,626
    Acquired in-process research and
    development                                                  --          2,653,382                --            2,653,382
    General and administrative                            2,771,407          2,235,535         1,941,425           18,674,633
    Compensation expense relating to stock
       warrants (general and administrative), net            78,611          1,020,128                --            1,099,476
    License fees                                                 --                 --                --              173,500
                                                      -------------     --------------     -------------     ----------------
         Total operating expenses                         5,819,302         11,174,820         3,898,724           40,076,623
                                                      -------------     --------------     -------------     ----------------
         Operating loss                                  (3,107,380)        (5,815,874)       (2,739,145)         (28,246,244)

Other (income) expense:
    Interest and other income                               (42,010)           (92,670)         (292,630)          (1,293,146)
    Gain on sale of Optex assets                         (2,569,451)                --                --           (2,569,451)
    Loss on sale of Gemini assets                           334,408                 --                --              334,408
    Interest expense                                             --                 --                --              625,575
    Equity in loss of affiliate                              67,344             79,274                --              146,618
    Distribution to minority shareholders                   837,274                 --                --              837,274
                                                      -------------     --------------     -------------     ----------------
         Total other income                              (1,372,435)           (13,396)         (292,630)          (1,918,722)
                                                      -------------     --------------     -------------     ----------------
         Net loss                                     $  (1,734,945)    $   (5,802,478)    $  (2,446,515)    $    (26,327,522)

Imputed convertible preferred stock
    dividend                                                600,000                 --                --            5,931,555
Dividend paid upon repurchase of Series B                   167,127            233,757                --              400,884
Preferred stock dividend issued in
    preferred shares                                        107,449            811,514           314,366            1,390,512
                                                      -------------     --------------     -------------     ----------------
Net loss applicable to common shares                  $  (2,609,521)    $   (6,847,749)    $  (2,760,881)    $    (34,050,473)
                                                      =============     ==============     =============     ================

Net loss per common share:
    Basic and diluted                                 $       (0.36)    $        (1.21)    $       (0.59)
                                                      =============     ==============     =============

Weighted average shares of common
    stock outstanding, basic and diluted:                 7,209,916          5,656,741         4,692,912
                                                      =============     ==============     =============
See accompanying notes to consolidated financial statements.


               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity



                                                                           Series A                       Series B
                                                                          convertible                    convertible
                                                                         preferred stock                preferred stock
                                                                   ------------------------       -----------------------
                                                                    Shares        Amount            Shares        Amount
                                                                   ---------   -----------       -----------  -----------
     Common stock subscribed at $.001 per share
        July-November 1993                                                --  $         --               --  $         --
     Issued common stock at $.001 per share,
        June 1994                                                         --            --               --            --
     Issued and subscribed common stock at $.05
        per share, August 1994                                            --            --               --            --
     Payments of common stock subscriptions                               --            --               --            --
     Issuance of warrants, September 1995                                 --            --               --            --
     Issued common stock and warrants at $4 per unit,
        December 1995 (net of costs of issuance
         of $1,454,300)                                                   --            --               --            --
     Conversion of demand notes payable and
        the related accrued interest to common stock,
        December 1995                                                     --            --               --            --
     Repurchase of common stock                                           --            --               --            --
     Compensation related to grant of stock
        options                                                           --            --               --            --
     Amortization of deferred compensation                                --            --               --            --
     Net loss                                                             --            --               --            --
                                                                   ---------   -----------       -----------  -----------
Balance at December 31, 1995                                              --            --               --            --
     Issuance of warrants, April 1996                                     --            --               --            --
     Issued common stock and warrants at $6.73
        per share, August 1996 (net of costs of
        issuance of $76,438)                                              --            --               --            --
     Amortization of deferred compensation                                --            --               --            --
     Net loss                                                             --            --               --            --
                                                                   ---------   -----------       -----------  -----------
Balance at December 31, 1996                                              --            --               --            --
     Issued convertible preferred stock at $10 per unit,
        May and August 1997 (net of costs of issuance
        of $1,758,816)                                             1,237,200         1,237               --            --
     Channel merger                                                       --            --               --            --
     Conversion of preferred to common stock                         (22,477)          (22)              --            --
     Issuance of convertible preferred stock
        warrants                                                          --            --               --            --
     Issuance of warrants                                                 --            --               --            --
     Amortization of deferred compensation                                --            --               --            --
     Imputed convertible preferred stock dividend                         --            --               --            --
     Imputed convertible preferred stock dividend                         --            --               --            --
     Net loss                                                             --            --               --            --
                                                                   ---------   -----------       -----------  -----------
Balance at December 31, 1997                                       1,214,723         1,215               --            --
     Conversion of preferred to common stock                        (584,265)         (585)              --            --
     Cashless exercise of preferred warrants                           2,010             2               --            --
     Exercise of options                                                  --            --               --            --
     Exercise of warrants                                                 --            --               --            --
     Expense related to grant of stock options                            --            --               --            --
     Amortization of deferred compensation                                --            --               --            --
     Imputed convertible preferred stock dividend                         --            --               --            --
     Imputed convertible preferred stock dividend                         --            --               --            --
     Net loss                                                             --            --               --            --
                                                                   ---------   -----------       -----------  -----------
Balance at December 31, 1998                                         632,468           632               --            --
     Conversion of preferred to common stock                         (95,599)          (95)              --            --
     Preferred stock dividend                                         73,219            73               --            --
     Net loss                                                             --            --               --            --
                                                                   ---------   -----------       -----------  -----------
Balance at December 31, 1999                                         610,088  $        610               --  $         --
     Conversion of preferred to common stock                        (309,959)         (310)              --            --
     Preferred stock dividend                                         59,582            60               --            --
     Cashless exercise of preferred warrants
     Exercise of options                                                  --            --               --            --
     Issuance of common stock to TeraComm shareholders                    --            --               --            --
     Expense related to grant of stock warrants                           --            --               --            --
     Issuance of Series B convertible preferred stock                     --            --          344,828           345
     Costs related to issuance of Series B preferred stock                --            --               --            --
     Repurchase of Series B convertible preferred stock                   --            --         (137,931)         (138)
     Dividend upon repurchase of Series B convertible
        preferred stock                                                   --            --               --            --
     Reclassification of Series B convertible preferred
        stock to redeemable Series B convertible preferred stock          --            --         (206,897)         (207)
     Net loss                                                             --            --               --            --
                                                                   ---------   -----------       -----------  -----------

Balance at December 31, 2000                                         359,711  $        360               --  $         --
     Conversion of preferred to common stock                         (57,132)          (58)              --            --
     Preferred stock dividend                                         43,778            44               --            --
     Issuance of common stock as commitment shares                        --            --               --            --
     Issuance of common stock for services                                --            --               --            --
     Issuance of common stock pursuant to Fusion agreement                --            --               --            --
     Issuance of common stock in private placement                        --            --               --            --
     Conversion of Series B convertible preferred stock
        to common stock                                                   --            --               --            --
     Repurchase of Series B convertible preferred stock                   --            --               --            --
     Compensation expense relating to stock warrants                      --            --               --            --
     Net loss                                                             --            --               --            --
                                                                   ---------   -----------       -----------  -----------
Balance at December 31, 2001                                         346,357  $        346               --  $         --
                                                                   =========   ===========       ===========  ===========



                                                                           Convertible
                                                                            preferred
                                                                          stock warrants                 Common stock
                                                                    ------------------------        ------------------------
                                                                      Number          Amount         Shares          Amount
                                                                    ----------    ------------     ------------   -----------
     Common stock subscribed at $.001 per share
        July-November 1993                                                  --   $          --               --  $         --
     Issued common stock at $.001 per share,
        June 1994                                                           --              --               84            --
     Issued and subscribed common stock at $.05
        per share, August 1994                                              --              --              860             1
     Payments of common stock subscriptions                                 --              --            5,061             5
     Issuance of warrants, September 1995                                   --              --               --            --
     Issued common stock and warrants at $4 per unit,
        December 1995 (net of costs of issuance
         of $1,454,300)                                                     --              --        1,872,750         1,873
     Conversion of demand notes payable and
        the related accrued interest to common stock,
        December 1995                                                       --              --          785,234           785
     Repurchase of common stock                                             --              --             (269)           --
     Compensation related to grant of stock
        options                                                             --              --               --            --
     Amortization of deferred compensation                                  --              --               --            --
     Net loss                                                               --              --               --            --
                                                                    ----------    ------------     ------------   -----------
Balance at December 31, 1995                                                --              --        2,663,720         2,664
     Issuance of warrants, April 1996                                       --              --               --            --
     Issued common stock and warrants at $6.73
        per share, August 1996 (net of costs of
        issuance of $76,438)                                                --              --          250,000           250
     Amortization of deferred compensation                                  --              --               --            --
     Net loss                                                               --              --               --            --
                                                                    ----------    ------------     ------------   -----------
Balance at December 31, 1996                                                --              --        2,913,720         2,914
     Issued convertible preferred stock at $10 per unit,
        May and August 1997 (net of costs of issuance
        of $1,758,816)                                                      --              --               --            --
     Channel merger                                                         --              --          103,200           103
     Conversion of preferred to common stock                                --              --           47,651            48
     Issuance of convertible preferred stock
        warrants                                                       123,720         570,143               --            --
     Issuance of warrants                                                   --              --               --            --
     Amortization of deferred compensation                                  --              --               --            --
     Imputed convertible preferred stock dividend                           --              --               --            --
     Imputed convertible preferred stock dividend                           --              --               --            --
     Net loss                                                               --              --               --            --
                                                                    ----------    ------------     ------------   -----------
Balance at December 31, 1997                                           123,720         570,143        3,064,571         3,065
     Conversion of preferred to common stock                                --              --        1,367,817         1,367
     Cashless exercise of preferred warrants                            (6,525)        (30,069)              --            --
     Exercise of options                                                    --              --           70,000            70
     Exercise of warrants                                                   --              --            1,000             1
     Expense related to grant of stock options                              --              --               --            --
     Amortization of deferred compensation                                  --              --               --            --
     Imputed convertible preferred stock dividend                           --              --               --            --
     Imputed convertible preferred stock dividend                           --              --               --            --
     Net loss                                                               --              --               --            --
                                                                    ----------    ------------     ------------   -----------
Balance at December 31, 1998                                           117,195         540,074        4,503,388         4,503
     Conversion of preferred to common stock                                --              --          312,602           313
     Preferred stock dividend                                               --              --               --            --
     Net loss                                                               --              --               --            --
                                                                    ----------    ------------     ------------   -----------
Balance at December 31, 1999                                           117,195   $     540,074        4,815,990  $      4,816
     Conversion of preferred to common stock                                --              --        1,011,038         1,011
     Preferred stock dividend                                               --              --               --            --
     Cashless exercise of preferred warrants                            (4,299)        (19,811)           9,453             9
     Exercise of options                                                    --              --           85,654            86
     Issuance of common stock to TeraComm shareholders                      --              --          200,000           200
     Expense related to grant of stock warrants                             --              --               --            --
     Issuance of Series B convertible preferred stock                       --              --               --            --
     Costs related to issuance of Series B preferred stock                  --              --               --            --
     Repurchase of Series B convertible preferred stock                     --              --               --            --
     Dividend upon repurchase of Series B convertible
        preferred stock                                                     --              --               --            --
     Reclassification of Series B convertible preferred
        stock to redeemable Series B convertible preferred stock            --              --               --            --
     Net loss                                                               --              --               --            --
                                                                    ----------    ------------     ------------   -----------

Balance at December 31, 2000                                           112,896   $     520,263        6,122,135  $      6,122
     Conversion of preferred to common stock                                --              --          186,817           187
     Preferred stock dividend                                               --              --               --            --
     Issuance of common stock as commitment shares                          --              --          600,000           600
     Issuance of common stock for services                                  --              --           70,000            70
     Issuance of common stock pursuant to Fusion agreement                  --              --          416,667           417
     Issuance of common stock in private placement                          --              --        8,333,318         8,333
     Conversion of Series B convertible preferred stock
        to common stock                                                     --              --          236,422           236
     Repurchase of Series B convertible preferred stock                     --              --               --            --
     Compensation expense relating to stock warrants                        --              --               --            --
     Net loss                                                               --              --               --            --
                                                                    ----------    ------------     ------------   -----------
Balance at December 31, 2001                                           112,896   $     520,263       15,965,359  $     15,965
                                                                    ==========    ============     ============   ===========



                                                                                                                 Deficit
                                                                     Common stock                              accumulated
                                                                      subscribed               Additional         during
                                                                   -------------------           paid-in        development
                                                                    Number     Amount            capital           stage
                                                                   -------   ----------        -----------      -------------
     Common stock subscribed at $.001 per share
        July-November 1993                                           5,231  $         5              6,272                 --
     Issued common stock at $.001 per share,
        June 1994                                                       --           --                101                 --
     Issued and subscribed common stock at $.05
        per share, August 1994                                          12           --             52,374                 --
     Payments of common stock subscriptions                         (5,061)          (5)                --                 --
     Issuance of warrants, September 1995                               --           --            300,000                 --
     Issued common stock and warrants at $4 per unit,
        December 1995 (net of costs of issuance
         of $1,454,300)                                                 --           --          6,034,827                 --
     Conversion of demand notes payable and
        the related accrued interest to common stock,
        December 1995                                                   --           --          2,441,519                 --
     Repurchase of common stock                                         --           --                 --                 --
     Compensation related to grant of stock
        options                                                         --           --            208,782                 --
     Amortization of deferred compensation                              --           --                 --                 --
     Net loss                                                           --           --                 --         (4,880,968)
                                                                   -------   ----------        -----------      -------------
Balance at December 31, 1995                                           182           --          9,043,875         (4,880,968)
     Issuance of warrants, April 1996                                   --           --            139,000                 --
     Issued common stock and warrants at $6.73
        per share, August 1996 (net of costs of
        issuance of $76,438)                                            --           --          1,452,063                 --
     Amortization of deferred compensation                              --           --                 --                 --
     Net loss                                                           --           --                 --         (3,557,692)
                                                                   -------   ----------        -----------      -------------
Balance at December 31, 1996                                           182           --         10,634,938         (8,438,660)
     Issued convertible preferred stock at $10 per unit,
        May and August 1997 (net of costs of issuance
        of $1,758,816)                                                  --           --         10,611,947                 --
     Channel merger                                                     --           --            657,797                 --
     Conversion of preferred to common stock                            --           --                (26)                --
     Issuance of convertible preferred stock
        warrants                                                        --           --           (570,143)                --
     Issuance of warrants                                               --           --            159,202                 --
     Amortization of deferred compensation                              --           --                 --                 --
     Imputed convertible preferred stock dividend                       --           --         (3,703,304)                --
     Imputed convertible preferred stock dividend                       --           --          3,703,304                 --
     Net loss                                                           --           --                 --         (5,151,396)
                                                                   -------   ----------        -----------      -------------
Balance at December 31, 1997                                           182           --         21,493,715        (13,590,056)
     Conversion of preferred to common stock                            --           --               (782)                --
     Cashless exercise of preferred warrants                            --           --             30,067                 --
     Exercise of options                                                --           --             52,430                 --
     Exercise of warrants                                               --           --              5,499                 --
     Expense related to grant of stock options                          --           --             81,952                 --
     Amortization of deferred compensation                              --           --                 --                 --
     Imputed convertible preferred stock dividend                       --           --         (1,628,251)                --
     Imputed convertible preferred stock dividend                       --           --          1,628,251                 --
     Net loss                                                           --           --                 --         (2,753,528)
                                                                   -------   ----------        -----------      -------------
Balance at December 31, 1998                                           182           --         21,662,881        (16,343,584)
     Conversion of preferred to common stock                            --           --               (218)                --
     Preferred stock dividend                                           --           --               (391)                --
     Net loss                                                           --           --                 --         (2,446,515)
                                                                   -------   ----------        -----------      -------------
Balance at December 31, 1999                                           182  $        --         21,662,272        (18,790,099)
     Conversion of preferred to common stock                            --           --               (701)                --
     Preferred stock dividend                                           --           --                (60)                --
     Cashless exercise of preferred warrants                            --           --             19,802                 --
     Exercise of options                                                --           --            344,512                 --
     Issuance of common stock to TeraComm shareholders                  --           --          1,799,800                 --
     Expense related to grant of stock warrants                         --           --          1,020,128                 --
     Issuance of Series B convertible preferred stock                   --           --            975,943                 --
     Costs related to issuance of Series B preferred stock              --           --           (147,800)                --
     Repurchase of Series B convertible preferred stock                 --           --           (399,862)                --
     Dividend upon repurchase of Series B convertible
        preferred stock                                                 --           --            121,949           (233,757)
     Reclassification of Series B convertible preferred
        stock to redeemable Series B convertible preferred stock        --           --           (599,793)                --
     Net loss                                                           --           --                 --         (5,802,478)
                                                                   -------   ----------        -----------      -------------

Balance at December 31, 2000                                           182  $        --         24,796,190        (24,826,334)
     Conversion of preferred to common stock                            --           --               (129)                --
     Preferred stock dividend                                           --           --             (1,031)                --
     Issuance of common stock as commitment shares                      --           --            443,400                 --
     Issuance of common stock for services                              --           --             44,030                 --
     Issuance of common stock pursuant to Fusion agreement              --           --             99,583                 --
     Issuance of common stock in private placement                      --           --          1,831,628                 --
     Conversion of Series B convertible preferred stock
        to common stock                                                 --           --            119,764                 --
     Repurchase of Series B convertible preferred stock                 --           --             30,060           (167,127)
     Compensaton expense relating to stock warrants                     --           --             78,611                 --
     Net loss                                                           --           --                 --         (1,734,945)
                                                                   -------   ----------        -----------      -------------
Balance at December 31, 2001                                           182  $        --         27,442,106        (26,728,406)
                                                                   =======   ==========        ===========      =============



                                                                                  Common                         Total
                                                                                   stock                         stock-
                                                                  Deferred       subscrip-                      holders'
                                                                   compen-         tions        Treasury         equity
                                                                   sation        receivable       stock         (deficit)
                                                                   --------       --------      --------      ------------
     Common stock subscribed at $.001 per share
        July-November 1993                                               --         (6,277)           --                --
     Issued common stock at $.001 per share,
        June 1994                                                        --             --            --               101
     Issued and subscribed common stock at $.05
        per share, August 1994                                           --           (750)           --            51,625
     Payments of common stock subscriptions                              --          6,809            --             6,809
     Issuance of warrants, September 1995                                --             --            --           300,000
     Issued common stock and warrants at $4 per unit,
        December 1995 (net of costs of issuance
         of $1,454,300)                                                  --             --            --         6,036,700
     Conversion of demand notes payable and
        the related accrued interest to common stock,
        December 1995                                                    --             --            --         2,442,304
     Repurchase of common stock                                          --             --          (324)             (324)
     Compensation related to grant of stock
        options                                                    (144,000)            --            --            64,782
     Amortization of deferred compensation                           12,000             --            --            12,000
     Net loss                                                            --             --            --        (4,880,968)
                                                                   --------       --------      --------      ------------
Balance at December 31, 1995                                       (132,000)          (218)         (324)        4,033,029
     Issuance of warrants, April 1996                                    --             --            --           139,000
     Issued common stock and warrants at $6.73
        per share, August 1996 (net of costs of
        issuance of $76,438)                                             --             --            --         1,452,313
     Amortization of deferred compensation                           28,800             --            --            28,800
     Net loss                                                            --             --            --        (3,557,692)
                                                                   --------       --------      --------      ------------
Balance at December 31, 1996                                       (103,200)          (218)         (324)        2,095,450
     Issued convertible preferred stock at $10 per unit,
        May and August 1997 (net of costs of issuance
        of $1,758,816)                                                   --             --            --        10,613,184
     Channel merger                                                      --             --            --           657,900
     Conversion of preferred to common stock                             --             --            --                --
     Issuance of convertible preferred stock
        warrants                                                         --             --            --                --
     Issuance of warrants                                                --             --            --           159,202
     Amortization of deferred compensation                           28,800             --            --            28,800
     Imputed convertible preferred stock dividend                        --             --            --        (3,703,304)
     Imputed convertible preferred stock dividend                        --             --            --         3,703,304
     Net loss                                                            --             --            --        (5,151,396)
                                                                   --------       --------      --------      ------------
Balance at December 31, 1997                                        (74,400)          (218)         (324)        8,403,140
     Conversion of preferred to common stock                             --             --            --                --
     Cashless exercise of preferred warrants                             --             --            --                --
     Exercise of options                                                 --             --            --            52,500
     Exercise of warrants                                                --             --            --             5,500
     Expense related to grant of stock options                           --             --            --            81,952
     Amortization of deferred compensation                           74,400             --            --            74,400
     Imputed convertible preferred stock dividend                        --             --            --        (1,628,251)
     Imputed convertible preferred stock dividend                        --             --            --         1,628,251
     Net loss                                                            --             --            --        (2,753,528)
                                                                   --------       --------      --------      ------------
Balance at December 31, 1998                                             --           (218)         (324)        5,863,964
     Conversion of preferred to common stock                             --             --            --                --
     Preferred stock dividend                                            --             --            --              (318)
     Net loss                                                            --             --            --        (2,446,515)
                                                                   --------       --------      --------      ------------
Balance at December 31, 1999                                             --           (218)         (324)        3,417,131
     Conversion of preferred to common stock                             --             --            --                --
     Preferred stock dividend                                            --             --            --                --
     Cashless exercise of preferred warrants                             --             --            --                --
     Exercise of options                                                 --             --            --           344,598
     Issuance of common stock to TeraComm shareholders                   --             --            --         1,800,000
     Expense related to grant of stock warrants                          --             --            --         1,020,128
     Issuance of Series B convertible preferred stock                    --             --            --           976,288
     Costs related to issuance of Series B preferred stock               --             --            --          (147,800)
     Repurchase of Series B convertible preferred stock                  --             --            --          (400,000)
     Dividend upon repurchase of Series B convertible
        preferred stock                                                  --             --            --          (111,808)
     Reclassification of Series B convertible preferred
        stock to redeemable Series B convertible preferred stock         --             --            --          (600,000)
     Net loss                                                            --             --            --        (5,802,478)
                                                                   --------       --------      --------      ------------

Balance at December 31, 2000                                             --           (218)         (324)          496,059
     Conversion of preferred to common stock                             --             --            --                --
     Preferred stock dividend                                            --             --            --              (987)
     Issuance of common stock as commitment shares                       --             --            --           444,000
     Issuance of common stock for services                               --             --            --            44,100
     Issuance of common stock pursuant to Fusion agreement               --             --            --           100,000
     Issuance of common stock in private placement                       --             --            --         1,839,961
     Conversion of Series B convertible preferred stock
        to common stock                                                  --             --            --           120,000
     Repurchase of Series B convertible preferred stock                  --             --            --          (137,067)
     Compensation expense relating to stock warrants                     --             --            --            78,611
     Net loss                                                            --             --            --        (1,734,945)
                                                                   --------       --------      --------      ------------
Balance at December 31, 2001                                             --           (218)         (324)        1,249,732
                                                                   ========       ========      ========      ============

See accompanying notes to consolidated financial statements.

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows


                                                                                                                     Cumulative
                                                                                                                    period from
                                                                                                                   July 13, 1993
                                                                                 Years ended December 31,          (inception) to
                                                                      -----------------------------------------      December 31,
                                                                          2001            2000           1999           2001
                                                                      ------------    ------------   ------------  ------------
Cash flows from operating activities:
    Net loss                                                       $   (1,734,945)     (5,802,478)    (2,446,515)  (26,327,522)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
          Acquired in-process research and development                         --       1,800,000             --     1,800,000
          Expense relating to issuance of common stock and warrants       488,100              --             --       786,302
          Expense relating to the issuance of options                          --              --             --        81,952
          Expense related to Channel merger                                    --              --             --       657,900
          Change in equity of affiliate                                    67,344          79,274             --       146,618
          Compensation expense relating to
            stock options and warrants                                     78,611       1,020,128             --     1,307,521
          Discount on notes payable - bridge financing                         --              --             --       300,000
          Depreciation                                                     66,226          76,095        113,771       572,731
          Gain on sale of Optex assets                                 (2,569,451)             --             --    (2,569,451)
          Distribution to Optex minority shareholders                     837,274              --             --       837,274
          Loss on sale of Gemini assets                                   334,408              --             --       334,408
          Loss on disposal of furniture and equipment                          --              --         73,387        73,387
          Changes in assets and liabilities:
            Decrease in accounts receivable                               192,997         144,326         43,692            --
            (Increase) decrease in prepaid expenses                       (15,994)         (5,185)        24,694       (38,593)
            Increase (decrease) in deferred revenue                    (1,294,615)      1,294,615             --            --
            Increase (decrease) in accrued expenses                      (904,383)        243,079       (114,242)     (118,545)
            Increase (decrease) in accrued interest                            --              --             --       172,305
            Increase in other assets                                      (19,937)         (2,901)            --       (22,838)
                                                                      ------------    ------------   ------------  ------------
               Net cash used in operating activities                   (4,474,365)     (1,153,047)    (2,305,213)  (22,006,551)
                                                                      ------------    ------------   ------------  ------------
Cash flows from investing activities:
    Purchase of furniture and equipment                                  (108,250)       (171,351)       (62,917)     (921,331)
    Investment in affiliate                                                    --        (146,618)            --      (146,618)
    Proceeds from sale of Optex assets                                  3,000,000              --             --     3,000,000
    Proceeds from sale of furniture and equipment                              --              --          6,100         6,100
                                                                      ------------    ------------   ------------  ------------

               Net cash provided by (used in) investing activities      2,891,750        (317,969)       (56,817)    1,938,151
                                                                      ------------    ------------   ------------  ------------
Cash flows from financing activities:
    Proceeds from exercise of warrants                                         --              --             --         5,500
    Proceeds from exercise of stock options                                    --         344,598             --       397,098
    Proceeds from issuance of demand notes payable                             --              --             --     2,395,000
    Repayment of demand notes payable                                          --              --             --      (125,000)
    Proceeds from the issuance of notes payable - bridge financing             --              --             --     1,200,000
    Proceeds from issuance of warrants                                         --              --             --       300,000
    Repayment of notes payable - bridge financing                              --              --             --    (1,500,000)
    Repurchase of common stock                                                 --              --             --          (324)
    Preferred stock dividend paid                                            (987)             --           (318)       (1,305)
    Net proceeds from the issuance of common stock                      1,939,961              --             --     9,487,509
    Proceeds from issuance of convertible preferred stock                      --         828,488             --    11,441,672
    Repurchase of convertible preferred stock                            (617,067)       (511,808)            --    (1,128,875)
    Distribution to Optex minority shareholders                          (811,114)             --             --      (811,114)
                                                                      ------------    ------------   ------------  ------------

               Net cash provided (used in) by financing activities        510,793         661,278           (318)   21,660,161
                                                                      ------------    ------------   ------------  ------------

               Net decrease in cash and cash equivalents               (1,071,822)       (809,738)    (2,362,348)    1,591,761

Cash and cash equivalents at beginning of period                        2,663,583       3,473,321      5,835,669            --
                                                                      ------------    ------------   ------------  ------------
                                                                      ------------    ------------   ------------  ------------
Cash and cash equivalents at end of period                         $    1,591,761       2,663,583      3,473,321     1,591,761
                                                                      ============    ============   ============  ============
Supplemental disclosure of noncash financing activities:
    Issuance of common stock in exchange for
       common stock subscriptions                                  $           --              --             --         7,027
    Conversion of demand notes payable and the related
       accrued interest to common stock                                        --              --             --     2,442,304
    Cashless exercise of preferred warrants                                    --          19,811             --        49,880
    Conversion of preferred to common stock                                   423           1,011            313         2,849
    Preferred stock dividend issued in shares                             107,449         811,514        314,366     1,233,329
                                                                      ============    ============   ============  ============

See accompanying notes to consolidated financial statements.

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

 (1)   Organization, Liquidity and Basis of Presentation

       Organization

       Atlantic Technology Ventures, Inc. (the Company) was incorporated on May 18, 1993, began operations on July 13, 1993, and is the majority owner of two subsidiaries--Gemini Technologies, Inc. (Gemini), and Optex Ophthalmologics, Inc. (Optex) and one wholly-owned subsidiary--Channel Therapeutics, Inc. (Channel) (collectively, the Operating Companies).

       Gemini (an 84.7%-owned subsidiary) was incorporated on May 18, 1993, to exploit a new proprietary technology which combines 2'-5' oligoadenylate (2-5A) with standard antisense compounds to alter the production of disease-causing proteins. Pursuant to an asset purchase agreement dated April 23, 2001, between Atlantic, Gemini Technologies, Inc., the Cleveland Clinic Foundation, or "CCF," and CCF's affiliate IFN, Inc., on May 4, 2001, Gemini sold to IFN substantially all its assets (mostly intangible assets with no book value), including all those related to the 2-5A antisense enhancing technology for future contingent royalty payments and withdrawal of arbitration.

       Optex (an 81.2%-owned subsidiary) was incorporated on October 19, 1993, to develop its principal product, a novel cataract-removal device. On March 2, 2001, the Company concluded the sale of substantially all of Optex's assets to Bausch & Lomb, Inc. (see note 13).

       Channel was incorporated on May 18, 1993, to develop pharmaceutical products in the fields of cardiovascular disease, pain and inflammatory disorders. Prior to 1997, Channel was an 88%-owned subsidiary. The Company purchased the remaining 12% of Channel in 1997 for $657,900 through the issuance of common stock (see note 8). Channel ceased operations during 1999. The Company also holds a 14.4% ownership in a fiber optic switching company, TeraComm Research, Inc. (see note 5).

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

       Liquidity

       The Company has reported net losses of $1,734,945, $5,802,478, and $2,446,515 for the years ended December 31, 2001, 2000 and 1999, respectively. The loss from date of inception, July 13, 1993, to December 31, 2001 amounts to $26,327,522. Also, the Company has $1,591,761 in cash and cash equivalents as of December 31, 2001 which is primarily a result of a private placement of its common stock in December 2001 and currently has no revenue generating activities. The Company anticipates that its current resources (including the $2 million proceeds of the first closing of the Company's recent private placement in December 2001) will be sufficient to finance for the next several months its currently anticipated needs for operating and capital expenditures. The Company plans to achieve this by continuing to reduce expenses, including by means of voluntary salary reductions and postponement of certain development expenses. As a result of these changes the Company expects that its average monthly cash outlay will be approximately $129,000. The Company does not currently have any committed sources of financing, and due to the trading price of its common stock it is not currently able to access funding under its agreement with Fusion Capital. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts or classification of liabilities which might result from the outcome of this uncertainty.

       The Company's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances and its ability to realize the full potential of its technology in development. During December 2001, the Company received net proceeds of approximately $1,848,000 from the private placement of various individual investors and $100,000 from Fusion Capital. Additional funds are currently not available on acceptable terms and may not become available, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company's needs in the short and long term. To date, a significant portion of the Company's financing has been through private placements of common stock and warrants, the issuance of common stock for stock options and warrants exercised and debt financing. Until the Company's operations generate significant revenues, the Company will continue to fund operations from cash on hand and through the sources of capital previously described.

       The Company's common stock was delisted from the Nasdaq SmallCap Market effective at the close of business August 23, 2001 for failing to meet the minimum bid price requirements set forth in the NASD Marketplace Rules. As of August 23, 2001, the Company's common stock trades on the Over-The-Counter Bulletin Board under the symbol "ATLC.OB". Delisting of the Company's common stock from Nasdaq could have a material adverse effect on its ability to raise additional capital, its stockholders' liquidity and the price of its common stock.

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

       Revenue Recognition

       Revenue under research contracts is recorded as earned under the contracts as services are provided. In accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," revenues from the achievement of research and development milestones, which represent the achievement of a significant step in the research and development process, will be recognized when and if the milestones are achieved. Continuation of certain contracts and grants are dependent upon the Company achieving specific contractual milestones; however, none of the payments received to date are refundable regardless of the outcome of the project. Grant revenue is recognized in accordance with the terms of the grant and as services are performed, and generally equals the related research and development expense.

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

       Computation of Net Loss per Common Share

       Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, as common equivalent shares from stock options, stock warrants, stock subscriptions, and convertible preferred stock would have an antidilutive effect because the Company incurred a net loss during each period presented. The amount of common stock equivalents excluded from the calculation were 12,973,106, 3,277,625 and 6,600,165 in 2001, 2000 and 1999, respectively.

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

       Options or stock awards issued to non-employees and consultants are recorded at their fair value as determined in accordance with SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and recognized as expense over the related vesting period.

       Financial Instruments and Derivatives

       At December 31, 2001 and 2000, the fair values of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses, and deferred revenue approximate carrying values due to the short-term nature of these instruments.

       On January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging

       Activities--an amendment of SFAS No. 133" and SFAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 133 requires a company to recognize all derivative instruments as assets and liabilities in its balance sheet and measure them at fair value. The adoption of these statements had no impact on the Company's consolidated financial position, results of operations or cash flows, as the Company is currently not party to any derivative instruments. Any future transactions involving derivative instruments will be accounted for based on SFAS No. 133 and 138.

 (3)   Recently Issued Accounting Standards

       In July 2001, the FASB issued SFAS No. 141 "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under a single method--the purchase method. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for calendar year-end companies, will be January 1, 2002. SFAS No. 142 has no financial impact on the Company since the Company does not have any goodwill or intangible assets which resulted from any previous business combinations.

 (4)   Property and Equipment
       Property and equipment consists of the following at December 31,:

                                                2001              2000
                                            --------------    --------------
       Furniture and equipment          $         125,366           440,493
       Leasehold improvements                      28,635            83,861
                                            --------------    --------------
                                                  154,001           524,354
       Less accumulated depreciation              (48,848)         (297,266)
                                            --------------    --------------
       Net property and equipment       $         105,153           227,088
                                            ==============    ==============

(5)    Investment in Affiliate

       On May 12, 2000, the Company acquired shares of preferred stock representing a 35% ownership interest in TeraComm Research, Inc. (TeraComm), a privately-held company that is developing next-generation high-speed fiberoptic communications technologies. The purchase price for this ownership interest was $5,000,000 in cash, 200,000 shares of the Company's common stock, and a warrant to purchase a further 200,000 shares of the Company's common stock. The warrants have a term of 3 years and are exercisable at $8.975 per share of common stock, but only if the market price of the Company's common stock is $30 or more. Of the $5,000,000 cash portion of the purchase price, the Company paid $1,000,000 in 2000. The Company was accounting for its investment in TeraComm in accordance with the equity method of accounting for investments since the Company has the ability to exert significant influence over TeraComm, primarily through its representation on TeraComm's board of directors.

       On July 18, 2000, the Company and TeraComm amended the purchase agreement. In the amendment, the parties agreed that the $4,000,000 balance of the $5,000,000 cash component of the purchase price would not be due until TeraComm achieved a specified milestone. Within ten days after TeraComm achieved that milestone or December 30, 2000, whichever occurred earlier, the Company was required to pay TeraComm $1,000,000 and thereafter make to TeraComm three payments of $1,000,000 at the three-month intervals. If the Company failed to make any of these payments, TeraComm's only recourse would be reducing proportionately the Company's ownership interest. When the Company failed to make the first $1,000,000 payment by midnight at the end of December 30, 2000, the Company was deemed to have surrendered to TeraComm a proportion of the Company's TeraComm shares equal to the proportion of the dollar value of the purchase price for the Company's TeraComm shares ($6,795,000) that was represented by the unpaid $4,000,000 of the cash portion of the purchase price. This had the effect of reducing to 14.4% the Company's ownership interest in TeraComm. The Company is accounting for its investment in TeraComm in accordance with the equity method of accounting for investments. However, the Company continues to hold a seat on TeraComm's board of directors, and continues to have the ability to exert significant influence through its involvement with TeraComm management.

       Upon acquiring an interest in TeraComm, the Company allocated a portion of the purchase price based on the fair value of the identifiable tangible assets acquired and liabilities assumed. At the time of acquisition, such assets and liabilities were minimal. TeraComm had no other intangible assets beyond the technology then under development -- a high-speed fiber-optic switch. This technology at the date of acquisition, was not commercially viable, did not then have any identifiable revenue stream and did not have any alternate future use. This high-speed fiber-optic switch is TeraComm's only subscribable technology. TeraComm is a very early-stage development company with no identifiable revenue sources, therefore the excess of the purchase price over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed is not considered to represent "goodwill". The Company's acquisition of the interest in TeraComm was based solely on the value of the future commercialized products and therefore the excess of the purchase price as described above was attributed to the research and development activities of TeraComm.

       As such, of the $1,000,000 cash and common stock and common stock warrants valued at $1,800,000 currently invested in TeraComm, the Company has expensed approximately $2,650,000 as acquired in-process research and development, as TeraComm's product development activity is in the very early stages. The Company's share of TeraComm's net equity at December 31, 2000 was $67,344. During 2001, the entire value of the investment was written down to zero due to TeraComm's additional losses. The Company is under no obligation to provide further funding to TeraComm.

       At December 31, 2001, all 200,000 of the warrants described above are outstanding.

 (6)   Demand Notes Payable to Related Parties

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

 (7)   Notes Payable - Bridge Financing

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

 (8)   Stockholders' Equity

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

       In December 1995, the Company issued 1,872,750 shares of common stock through a public offering, resulting in net proceeds, after deducting applicable expenses, of $6,036,700. Concurrent with this offering, 785,234 shares of common stock were issued upon the conversion of certain demand notes payable and accrued interest totaling $2,442,304 (see note
       6).

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

       In May 2000, the Company issued 200,000 shares of common stock to shareholders of TeraComm (see note 5).

       On May 7, 2001, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase up to $6.0 million of the Company's common stock over a 30-month period, subject to a 6-month extension or earlier termination at the Company's discretion. This agreement replaced an earlier common stock purchase agreement between the Company and Fusion Capital dated March 16, 2001. Fusion's obligation to purchase shares of the Company's common stock is subject to certain conditions, including the effectiveness of a registration statement covering the shares to be purchased. That registration statement was declared effective on July 6, 2001. The selling price of the shares will be equal to the lesser of (1) $20.00 or (2) a price based upon the future market price of the common stock, without any fixed discount to the market price. A material contingency that may affect the Company's operating plans and ability to raise funds under this agreement is the Company's stock price. Currently, the Company's stock price is below the floor price of $0.68 specified in the Fusion Capital agreement and as a result the Company is currently unable to draw funds pursuant to the Fusion Capital agreement. As the Fusion Capital agreement is currently structured, the Company cannot guarantee that it will be able to draw any funds. The Company paid a $120,000 finder's fee relating to this transaction to Gardner Resources, Ltd. and issued to Fusion Capital Fund II, LLC 600,000 common shares as a commitment fee. Those shares had an estimated fair value of $444,000 which was recorded as a general and administrative expense as there is no assurance that Fusion will ever provide financing to the Company. The Company has amended its agreement with Fusion Capital to allow Atlantic to draw funds pursuant to the agreement regardless of its listing status on the Nasdaq SmallCap Market, but the $0.68 floor price remains in place. On November 30, 2001, Fusion Capital waived the $0.68 floor price specified in the purchase agreement and purchased from the Company under the agreement 416,667 shares of the Company's common stock at a price of $0.24, representing an aggregate purchase price of $100,000. Fusion Capital's waiver applied only to the November 30, 2001 purchase, so the $0.68 floor price remains an obstacle to the Company's obtaining additional financing from Fusion Capital unless the Company's stock price increases or Fusion Capital elects in the future to again waive the floor price.

       On August 1, 2001, the Company agreed to issue 35,000 shares of its common stock to each of BH Capital Investments, L.P. and Excalibur Limited Partnership in return for their commitment to provide the Company with $3.5 million of financing in connection with an asset purchase for which the Company had submitted a bid. The Company subsequently issued those shares, but the Company did not ultimately purchase those assets. Those shares had an estimated fair value of $44,100, which is included as a general and administrative expense for the year ended December 31, 2001.

       On November 6, 2001, the Company entered into an agreement with Joseph Stevens & Company, Inc. in which Joseph Stevens agreed to act as placement agent for a private placement of shares of the Company's common stock. In that private placement, the price of each share of the Company's common stock was $0.24 and the minimum and maximum subscription amounts were $2,000,000 and $3,000,000, respectively. In addition, each investor received a warrant to purchase one share of the Company's common stock for every share of the Company's common stock purchased by that investor. The warrants have an exercise price of $0.29 and are exercisable for five years from the closing date. On December 3, 2001, the Company issued to certain investors an aggregate of 8,333,318 shares of common stock for the minimum subscription of $2,000,000. In connection with the private placement, the Company paid Joseph Stevens a placement fee of $140,000 equal to 7% of the aggregate subscription amount plus a warrant to purchase 833,331 shares of the Company's common stock, which represented 10% of the number of shares issued to the investors. The term of this warrant is five years and the per share exercise price is $0.29. In conjunction with this private placement, the Company received net proceeds of approximately $1,848,000 in December 2001.

       Convertible Preferred Stock

       Series A Preferred Stock

       In May and August, 1997, the Company sold in a private placement 1,237,200 shares of Series A convertible preferred stock to certain investors resulting in net proceeds of $10,613,184.

       Prior to August 7, 1998 (the Reset Date), each share of Series A preferred stock was convertible into 2.12 shares of common stock initially at a conversion price of $4.72 per share of common stock. Pursuant to the Certificate of Designations for the Series A preferred stock, the conversion price was adjusted on the Reset Date such that now each share is convertible into 3.27 shares of common stock at a conversion price of $3.06. This conversion price is subject to adjustment upon the occurrence of certain events, including the issuance of common stock at a per share price less than the conversion price, or the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of common stock shares outstanding. The Company is in the process of determining changes to the conversion rate of the Series A preferred stock required by recent issuances of stock and warrants, including in connection with the Company's recent private placement. Certain of these changes will be retroactive and therefore the Company expects that it will be issuing approximately 1,262 make-up shares of common stock to certain former Series A preferred stock holders as of December 31, 2001.

       Holders of Series A preferred stock will be entitled to receive dividends, as, when, and if declared by the Board of Directors. Commencing on the Reset Date, the holders of the Series A preferred stock are entitled to payment-in-kind dividends, payable semi-annually in arrears, on their respective shares of Series A preferred stock at the annual rate of 0.13 shares of Series A preferred stock for each outstanding share of Series A preferred stock. The Company did not make the February 7, 1999 dividend payment. On August 9, 1999, the Company issued a payment-in-kind dividend of 0.13325 of a share of Series A preferred stock for each share of Series A preferred stock held as of the record date of August 2, 1999, amounting to an aggregate of 73,219 shares. This dividend included the dividend payment of 0.065 of a share of Series A preferred stock for each share of Series A preferred stock held which had not been made on February 7, 1999, and the portion of the dividend payment due August 9, 1999, was increased from 0.065 of a share to 0.06825 of a share to reflect non-payment of the February 7, 1999 dividend. In February and August 2001 and 2000, the Company issued the respective payment-in-kind dividends based on the holders as of the record date. The estimated fair value of these dividends in the aggregate of $107,449, $811,514 and $314,366 were included in the Company's calculation of net loss per common share for 2001, 2000 and 1999.

       The holders of shares of Series A preferred stock have the right at all meetings of stockholders of the Company to that number of votes equal to the number of shares of common stock issuable upon conversion of the Series A preferred stock at the record or vote date for determination of the stockholders entitled to vote on such matters.

       In connection with the issuance of the Series A preferred stock, the Company recognized $1,628,251 and $3,703,304 in 1998 and 1997, respectively, as an imputed preferred stock dividend in the calculation of net loss per common share to record the difference between the conversion price of the preferred stock and the market price of the common stock on the effective date of the private placement.

       Upon liquidation, the holders of shares of Series A preferred stock then outstanding will first be entitled to receive, pro rata, and in preference to the holders of common stock, Series B preferred stock and any capital stock of the Company, an amount per share equal to $13.00 plus any accrued but unpaid dividends, if any.

       The Certificate of Designations of Series A preferred stock provides that the Company may not issue securities that have superior rights to Series A preferred stock without the consent of the holders of Series A preferred stock. Accordingly, so long as these convertible securities remain unexercised and shares of Series A preferred stock remain uncovered, the terms under which the Company could obtain additional funding, if at all, may be adversely affected.

       Redeemable Series B Preferred Stock

       On September 28, 2000, pursuant to a convertible preferred stock and warrants purchase agreement (the "Purchase Agreement") the Company issued to BH Capital Investments, L.P. and Excalibur Limited Partnership (together, the "Investors") for a purchase price of $2,000,000, 689,656 shares of the Company's Series B convertible preferred stock and warrants to purchase 134,000 shares of the Company's common stock. Half of the shares of the Series B preferred stock (344,828 shares) and warrants to purchase half of the shares of common stock (67,000 shares) were held in escrow, along with half of the purchase price.

       On December 4, 2000, the Company and the Investors entered into a stock repurchase agreement (the "Repurchase Agreement") pursuant to which the Company repurchased from the investors 137,930 of the outstanding shares and agreed to the release from escrow to the Investors of the $1,000,000 purchase price of the 344,828 shares of Series B preferred stock held in escrow. The Company also allowed the Investors to keep all of the warrants issued under the purchase agreement including those released from escrow and warrants for an additional 20,000 shares of the Company's common stock at the same exercise price. In addition, the Company was required to pay the legal expenses of the Investors, totaling $11,807. The carrying amount of the 137,930 shares repurchased is equal to $400,000; therefore, the amount paid in excess of the carrying amount plus the value of the warrants given to the Investors, totaling $233,757, was recorded as a dividend upon repurchase of Series B preferred stock shares and deducted from net loss to arrive at net loss applicable to common shares for the year ended December 31, 2000.

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

       Pursuant to the Company's subsequent renegotiations with the Investors, the Company was required, among other things, to redeem on March 28, 2002, all outstanding shares of Series B preferred stock for (A) 125% of the original issue price per share or (B) the market price of the shares of common stock into which they are convertible, whichever is greater (the "Redemption Price"). The Company would have been able to at any time redeem all outstanding shares of Series B preferred stock at the Redemption Price. As a result of the renegotiations discussed in this paragraph, the Series B preferred stock was considered redeemable and the remaining outstanding shares at December 31, 2000 were classified outside of permanent equity in the accompanying consolidated balance sheet. At December 31, 2000, of the shares of Series B preferred stock issued to the Investors, there were 206,898 shares outstanding at a carrying amount of $2.90 per share.

       Holders of shares of the Company's outstanding Series B preferred stock could convert each share into shares of common stock without paying the Company any cash. The conversion price per share of the Series B preferred stock was also amended by the second amendment to the Purchase Agreement. The conversion price per share of Series B preferred stock on any given day is the lower of (1) $1.00 or (2) 90% of the average of the two lowest closing bid prices on the principal market of the common stock out of the fifteen trading days immediately prior to conversion. The change in conversion price upon the renegotiations on January 9, 2001 resulted in a difference between the conversion price of the Series B preferred stock and the market price of the common stock on the effective date of the renegotiation. This amount, estimated at $600,000, was recorded as an imputed preferred stock dividend within equity and is deducted from net loss to arrive at net loss applicable to common shares during the year ended December 31, 2001.

       On January 19, 2001, 41,380 shares of Series B preferred stock were converted by the Investors into 236,422 shares of the Company's common stock. On March 9, 2001, the Company and the Investors entered into a second stock repurchase agreement pursuant to which the Company repurchased from the Investors, for an aggregate purchase price of $617,067, all 165,518 shares of the Company's Series B preferred stock held by the Investors on March 9, 2001. The carrying amount of the 165,518 shares is equal to $480,000; therefore the amount in excess of the carrying amount, plus the estimated fair value of the warrants retained by the Investors, which equals $167,127, was recorded as a dividend upon repurchase of shares of Series B preferred stock and is deducted from net loss to arrive at net loss applicable to common shares.

       At December 31, 2001, all 154,000 of the warrants described above are outstanding.

 (9)   Stock Options

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

       Stock Option Plan

       In July 1995, the Company established the 1995 Stock Option Plan (the
       Plan), which provided for the granting of up to 650,000 options to officers, directors, employees and consultants for the purchase of stock. In July 1996, the Plan was amended to increase the total number of shares authorized for issuance by 300,000 shares to a total of 950,000 shares and beginning with the 1997 calendar year, by an amount equal to one percent (1%) of the shares of common stock outstanding on December 31 of the immediately preceding calendar year. At December 31, 2001 and 2000, 1,164,198 and 1,102,977 shares were authorized for issuance. The options have a maximum term of 10 years and vest over a period determined by the Company's Board of Directors (generally 4 years).

       The Company applies APB Opinion No. 25 in accounting for its Plan. Accordingly, compensation cost has been recognized for stock options granted to employees and directors only to the extent that the quoted market price of the Company's stock at the date of grant exceeded the exercise price of the option.

       During 1995, the Company granted options to purchase 246,598 shares of the Company's common stock at exercise prices below the quoted market prices of its common stock. Deferred compensation expense in the amount of $144,000 was recorded at the date of grant with the offset recorded as an increase to additional paid-in capital. Compensation expense in the amount of $74,400, $28,800, $28,800 and $12,000 was recognized in 1998,
       1997, 1996, and 1995, respectively.

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

       During 2001, the Company granted employees and directors an aggregate of 404,000 Plan options and 275,000 options outside of the Plan, of which 70,000 options have been cancelled as a result of termination of the employment of certain employees. All stock options granted during 2001, 2000 and 1999 were granted at the quoted market price on the date of grant.

       Had compensation costs been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company's net loss applicable to common shares and net loss per common share (basic and diluted) for plan options would have been increased to the pro forma amounts indicated below:

                                                          2001                2000               1999
                                                     ---------------     ---------------    ---------------
Net loss applicable to common shares:
    As reported                                   $       2,609,521           6,847,749          2,760,881
    Pro forma                                             3,332,557           8,190,926          3,623,177

Net loss per common share - basic and diluted:
    As reported                                                0.36                1.21               0.59
    Pro forma                                                  0.46                1.45               0.77


       The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants in 2001, 2000 and 1999: dividend yield of 0%; expected volatility of 110% for 2001 and 94% for 2000 and 1999; risk-free interest rate of 4.5% for 2001 and 6.5% for 2000 and 1999; and expected lives of eight years for each year presented.

       A summary of the status of the Company's stock options as of December 31, 2001, 2000 and 1999 and changes during the years then ended is presented below:

                                            Weighted                       Weighted                       Weighted
                                             average                       average                        average
                              2001          exercise         2000          exercise         1999          exercise
                             shares           price         shares          price          shares          price
                          -------------    ------------   ------------    -----------    ------------    -----------
At the beginning
    of the year                804,200  $         3.73        396,200  $        3.25         837,798  $        5.06
       Granted                 679,000            0.88        582,000           4.10         221,000           1.39
       Exercised                    --              --        (14,000)          2.56              --             --
       Cancelled              (170,000)           2.44       (160,000)          3.97        (662,598)          4.93
                          -------------    ------------   ------------    -----------    ------------    -----------
At the end of
    the year                 1,313,200  $         2.40        804,200 $         3.73         396,200  $        3.25
                                           ============                   ===========                    ===========
Options exercisable
    at year-end                680,617                        354,478                        211,869
                          =============                   ============                   ============
Weighted-average
    fair value of
    options granted
    during the year    $          0.71                 $         4.05                 $         1.20
                          =============                   ============                   ============


       The following table summarizes the information about Plan stock options outstanding at December 31, 2001:


                                          Remaining            Number of
 Exercise             Number             contractual            options
   price            outstanding             life              exercisable
------------      ----------------     ----------------      ---------------

0.610                       4,000           9.61 years                   --
0.875                     575,000           9.15 years              218,750
1.033                      30,000           9.03 years                7,500
1.313                      50,000           7.61 years               37,500
1.375                      20,000           7.41 years               13,334
1.500                      75,000           7.81 years               75,000
1.750                       6,000           7.73 years                6,000
2.313                       2,000           6.66 years                2,000
3.188                      54,000           8.75 years               54,000
3.250                      10,000           6.61 years               10,000
4.188                     448,000           8.28 years              224,000
6.094                      10,000           8.22 years                3,333
6.813                       1,200           1.19 years                1,200
7.000                       2,000           5.46 years                2,000
7.500                       2,000           4.56 years                2,000
9.500                      24,000           0.86 years               24,000
                  ----------------                           ---------------
                        1,313,200                                   680,617
                  ================                           ===============


 (10)  Stock Warrants

       In connection with notes payable - bridge financing, the Company issued warrants to purchase 1,500,000 shares of common stock at an initial exercise price of $1.50 per share; subject to an upward adjustment upon consummation of the IPO. Simultaneously with the consummation of the IPO, these warrants were converted into redeemable warrants at an exercise price of $5.50 per share on a one-for-one basis (see note 7). These redeemable warrants expired unexercised on December 13, 2000.

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

       In connection with the IPO, the Company granted to Joseph Stevens & Co., L.P. (the Underwriter) warrants to purchase from the Company 165,000 units, each unit consisting of one share of common stock and one redeemable warrant at an initial exercise price of $6.60 per unit. Such warrants are exercisable during the four-year period commencing December 13, 1996. The redeemable warrants issuable upon exercise of these warrants have an exercise price of $6.05 per share. As long as the warrants remain unexercised, the terms under which the Company could obtain additional capital may be adversely affected. These redeemable warrants expired unexercised on December 13, 2000.

       The Company entered into an agreement with Paramount effective April 15, 1996 pursuant to which Paramount will, on a non-exclusive basis, render financial advisory services to the Company. Two warrants exercisable for shares of the Company's common stock were issued to Paramount in connection with this agreement. These included a warrant to purchase 25,000 shares of the Company's common stock at $10 per share, which warrant expired unexercised on April 16, 2001 and a warrant to purchase 25,000 shares of the Company's common stock at $8.05 per share, which warrant expired unexercised on June 16, 2001. In connection with the issuance of these warrants, the Company recognized an expense in the amount of $139,000 for the fair value of the warrants. This expense was recorded as general and administrative in the consolidated statement of operations for the year ended December 31, 1996.

       In connection with the Channel merger discussed in note 8, the Company issued a warrant to a director of the Company to purchase 37,500 shares of the Company's common stock at $5.33 per share, which warrant expires on July 14, 2006. The Company recognized expense of $48,562 for the fair value of the warrants which was recorded as a research and development expense in the consolidated statement of operations for the year ended December 31, 1997.

       The Company entered into an agreement with an investor pursuant to which the investor will render investor relations and corporate communication services to the Company. A warrant to purchase 24,000 shares of the Company's common stock at $7.00 per share, which warrant expired unexercised on November 22, 2001, was issued in 1996. The Company recognized expense of $110,640 for the fair value of the warrants, which was recorded as a general and administrative expense in the consolidated statements of operations for the year ended December 31, 1997.

       Concurrent with the private placement offering of Series A preferred stock in 1997, the Company issued 123,720 warrants to designees of Paramount, the placement agent. These warrants are initially exercisable at a price equal to $11.00 per share and may be exercised at any time during the 10-year period commenced February 17, 1998. The rights, preferences and privileges of the shares of Series A preferred stock issuable upon exercise of these warrants are identical to those offered to the participants in the private placement. The warrants contain anti-dilution provisions providing for adjustment of the number of securities underlying the Series A preferred stock issuable upon exercise of the warrants and the exercise price of the warrants under certain circumstances. The warrants are not redeemable and will remain outstanding, to the extent not exercised, notwithstanding any mandatory redemption or conversion of the Series A preferred stock underlying the warrants. In accordance with SFAS No. 123, the Company determined the fair value of the warrants using the Black-Scholes Model and allocated this value of $570,143, to convertible preferred stock warrants with a corresponding reduction in additional paid-in capital. In April 2000 and June 1998, 4,799 and 6,525 warrants, respectively, were exercised via a cashless method for 6,955 and 2,010 shares of Series A preferred stock, respectively.

       On January 4, 2000, the Company entered into a Financial Advisory and Consulting Agreement with the Underwriters. In this agreement, the Company engaged the Underwriters to provide investment-banking services for one year commencing January 4, 2000. As partial compensation for the services to be rendered by the Underwriters, the Company issued the Underwriters three warrants to purchase an aggregate of 450,000 shares of its common stock. The exercise price ranges between $2.50 and $4.50 and the exercise period of each warrant is at various times through 2007. In addition, each warrant may only be exercised when the market price per share of common stock is at least $1.00 greater than the exercise price of that warrant. In connection with the issuance of the warrants, the Company and the Underwriters entered into a letter agreement granting registration rights in respect of the shares of common stock issuable upon exercise of the warrants. In accordance with EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and other relative accounting literature, the Company recorded the estimated fair value of the warrants of $1,020,128, which represents a general and administrative expense, as compensation expense relating to stock options and warrants over the vesting period through January 4, 2001.

       On March 8, 2001, the Company entered into an agreement with The Investor Relations Group, Inc., or "IRG," under which IRG will provide the Company investor relations services. Pursuant to this agreement, the Company issued to Dian Griesel of IRG warrants to purchase 120,000 shares of its common stock. The term of the warrants is five years and the exercise price of the warrants is $0.875, and they will vest in 5,000 share monthly increments over a 24 month period. In addition, should the Company's stock price reach $2.50, the Company will grant Ms. Griesel an additional 50,000 warrants. Should the Company's stock price reach $5.00, the Company will grant Ms. Griesel a further 50,000 warrants. As a result, the Company recorded compensation expense relating to these stock warrants of $33,256 for the year ended December 31, 2001 and will remeasure the compensation expense at the end of each reporting period until the final measurement date is reached in 14 months.

       On August 9, 2001, the Company entered into an agreement with Proteus Capital Corp in which Proteus agreed to assist the Company with raising additional funds. Pursuant to this agreement, the Company granted Proteus warrants to purchase 100,000 shares of the Company's common stock at $0.59 per share, which was the average closing stock price for the two weeks ended August 17, 2001. The warrants were fully vested on the date of the agreement and were outstanding at December 31, 2001. The term of the warrants is five years. As a result, the Company recorded compensation expense relating to these stock warrants of $45,355 for the year ending December 31, 2001.

 (11)  Related-Party Transactions

       During 1999, the Company entered into consulting agreements with certain members of its Board of Directors. Prior to 1999, the Company had several consulting agreements with directors of the Company. These agreements, all of which have been terminated, required either monthly consulting fees or project-based fees. No additional agreements were entered into as of December 31, 2001. Consulting expense under these agreements was $0, $8,000 and $99,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

 (12)  Income Taxes

       There was no current or deferred tax expense for the years ended December 31, 2001, 2000 and 1999 because of the Company's operating losses.

       The components of deferred tax assets and deferred tax liabilities as of December 31, 2001 and 2000 are as follows:

                                                   2001               2000
                                               ---------------    --------------
Deferred tax assets:
    Tax loss carryforwards                 $        8,613,260         9,239,517
    Research and development credit                   805,633           743,286
    Fixed assets                                           --             2,563
    Deferred compensation                             340,764                --
    Unrealized loss on investment                   1,083,774                --
    Other                                              32,046                --
                                               --------------     -------------
    Gross deferred tax assets                      10,875,477         9,985,366
    Less valuation allowance                      (10,870,822)       (9,985,366)
                                               ---------------    --------------
       Net deferred tax assets                          4,655                --
Deferred tax liabilities                               (4,655)               --
                                               ---------------    --------------
       Net deferred tax asset (liability)  $               --                --
                                               ===============    ==============

       The reasons for the difference between actual income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 and the amount computed by applying the statutory federal income tax rate to losses before income tax (benefit) are as follows:

                              2001                              2000                              1999
                          -------------------------------   ------------------------------    ----------------------------
                                               % of                              % of                             % of
                                              pretax                            pretax                           pretax
                             Amount          earnings          Amount          earnings          Amount         earnings
                          --------------   --------------   --------------   -------------    -------------    -----------
Income tax expense
    at statutory rate     $    (590,000)          (34.0%)   $  (1,973,000)         (34.0%)    $   (832,000)        (34.0%)
State income taxes,
    net of Federal
    tax benefit                (186,000)          (10.7%)        (640,000)         (10.9%)        (147,000)         (6.0%)
Change in valuation
    reserve                     885,000            51.0%        2,476,000           42.1%          527,000          21.5%
Credits generated
    in current year             (62,000)           (3.6%)        (248,000)          (4.2%)         (74,000)         (3.0%)
Adjustment to prior
    estimated income
    tax expense                      --               --               --              -- %        529,000          21.6%
Other, net                      (47,000)           (2.7%)         385,000            7.0%           (3,000)         (0.1%)
                          --------------   --------------   --------------   -------------    -------------    -----------
Income tax benefit        $           --              -- %   $          --              --    $          --           -- %
                          ==============   ==============   ==============   =============    =============    ===========



       A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net change in the total valuation allowance for the years ended December 31, 2001, 2000 and 1999 was an increase of $885,000, $2,476,000 and
       $527,000, respectively. The tax benefit assumed using the federal statutory tax rate of 34% has been reduced to an actual benefit of zero due principally to the aforementioned valuation allowance.

       At December 31, 2001, the Company had federal and state net operating loss tax carryforwards of approximately $21,000,000. The net operating loss carryforwards expire in various amounts starting in 2008 and 2002 for federal and state tax purposes, respectively. The Tax Reform Act of 1986 contains provisions which limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests. If the Company's net operating loss carryforwards are limited, and the Company has taxable income which exceeds the permissible yearly net operating loss carryforward, the Company would incur a federal income tax liability even though net operating loss carryforwards would be available in future years.

(13)   License Agreement

       On May 14, 1998, Optex entered into a Development and License Agreement (the Agreement) with Bausch & Lomb to complete the development of Catarex, a cataract-removal technology owned by Optex. Under the terms of the Agreement, Optex and Bausch & Lomb intend jointly to complete the final design and development of the Catarex System. Bausch & Lomb was granted an exclusive worldwide license to the Catarex technology for human ophthalmic surgery and will assume responsibility for commercializing Catarex globally. The Agreement is cancelable by Bausch & Lomb at any time upon six months written notice.

       The Agreement provided that Bausch & Lomb would pay Optex milestone payments of (a) $2,500,000 upon the signing of the Agreement, (b) $4,000,000 upon the successful completion of certain clinical trials, (c) $2,000,000 upon receipt of regulatory approval to market the Catarex device in the United States (this payment is creditable in full against royalties), and (d) $1,000,000 upon receipt of regulatory approval to market the Catarex device in Japan. Pursuant to the Agreement, Bausch & Lomb would reimburse Optex for its research and development expenses not to exceed $2,500,000. Bausch & Lomb would pay Optex a royalty of 7% of net sales and an additional 3% royalty when certain conditions involving liquid polymer lenses are met.

       During 1998, the Company received the first nonrefundable milestone payment of $2,500,000 and recorded this amount as license revenue. In addition, the Company recorded $1,047,511 in 1998 as a reduction of expenses related to the reimbursement of research and development costs associated with the Catarex device.

       On September 16, 1999, the Company and Bausch & Lomb amended the Agreement to provide for an expanded role for Optex in development of the Catarex surgical device. Under the amended Agreement, Optex, in addition to the basic design work provided for in the original agreement, was required to deliver to Bausch & Lomb within a stated period Catarex devices for use in clinical trials, and was required to assist Bausch & Lomb in connection with development of manufacturing processes for scale-up of manufacture of the Catarex device. Additionally, Bausch & Lomb would reimburse Optex for all costs, including labor, professional services and materials, incurred by Optex in delivering those Catarex devices and performing manufacturing services, and would pay Optex a fixed profit component of 25% based upon certain of those costs.

       During 2001, 2000 and 1999, Optex recorded revenue pursuant to the amended Agreement of $2,461,922, $5,169,288 and $1,082,510, respectively. The revenue recorded in 2001, 2000 and 1999 pursuant to the amended Agreement is inclusive of the fixed profit component of 25% presented on a gross basis with the related costs incurred presented separately as cost of development revenue on the consolidated statements of operations. Of these amounts, $0 and $192,992 are recorded as an account receivable at December 31, 2001 and 2000, respectively. Prior to the amended Agreement, the research and development expenses of the Catarex device incurred and the related reimbursement were presented by the Company on a net basis as the reimbursement reflects a dollar for dollar reimbursement arrangement, effectively being a pass-through of expenses. The 1999 reimbursement received by the Company prior to the amendment to the Agreement was $1,229,068. As of December 31, 2000, the

       Company recorded $1,294,615 of deferred revenue related to the amended Agreement, which amount represents expenses paid in advance by Bausch & Lomb during 2000 at a rate of 125%. This deferred revenue was recognized when the related expense was recorded in operations during 2001.

       As of December 31, 2000, Optex received reimbursement for costs, including labor, professional services and materials, incurred by Optex in delivering Catarex devices and performance manufacturing services totaling $5 million. The amended agreement provided that Bausch & Lomb would reimburse Optex for such costs up to $8 million. In connection with the revised agreement, the Company agreed to pay a bonus to its President totaling $141,000, payable monthly through March 2001. At December 31, 2001 and 2000, $0 and $23,502, respectively, were due and were included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

       Pursuant to an asset purchase agreement dated January 31, 2001, among Bausch & Lomb, a Bausch & Lomb affiliate, the Company, and Optex, on March 2, 2001, Optex sold to Bausch & Lomb substantially all of its assets (mostly intangible assets with no book value), including all those related to the Catarex technology. The purchase price was $3 million paid at closing (of which approximately $564,000 has been distributed to Optex's minority shareholders). In addition, Optex is entitled to receive additional consideration, namely $1 million once Bausch & Lomb receives regulatory approval to market the Catarex device in Japan, royalties on net sales on the terms stated in the original development agreement dated May 14, 1998, between Bausch & Lomb and Optex, as amended, and minimum royalties of $90,000, $350,000, and $750,000 for the first, second, and third years, respectively, starting on first commercial use of the Catarex device or January 1, 2004, whichever is earlier. Optex also has the option to repurchase the acquired assets from Bausch & Lomb at fair value if it ceases developing the Catarex technology.

       Upon the sale of Optex assets, Bausch & Lomb's development agreement with Optex was terminated and Optex has no further involvement with Bausch & Lomb. As a result of this transaction, the Company recorded a net gain on the sale of Optex assets of $2,569,451 for the year ended December 31, 2001, net of severance payments to former Optex employees in the amount of $240,000 as described below. The purchase price of $3,000,000 is nonrefundable and upon the closing of the asset purchase agreement in March 2001, Optex had no further obligation to Bausch & Lomb or with regard to the assets sold. In the asset purchase agreement, Optex agreed to forgo future contingent payments provided for in the earlier development agreement. Pursuant to the Company's agreement with the minority shareholders of Optex, Optex has recorded a profit distribution for the year ended December 31, 2001 of $837,274 representing the minority shareholders' percentage of the cumulative profit from the Bausch & Lomb development and asset purchase agreements up to and including proceeds from the sale of Optex' assets.

       On May 9, 2001, the Company's board of directors, after consideration of all the relevant facts and circumstances, including recommendation of counsel, agreed to authorize an aggregate payment of $240,000 to three former employees of Optex (who are now employed by Bausch & Lomb). The payments were made on May 11, 2001, and represented the settlement of claims made by the employees subsequent to the asset purchase agreement referred to above for severance monies allegedly due under their employment agreement. The Company did not believe these monies were due pursuant to the terms of the transaction itself and the respective employment agreements. The board of directors elected to acquiesce to the demands of the former employees and resolve the matter in light of the potential future royalties from Bausch & Lomb and the importance of these individuals to the ongoing development activities. The payment was recorded as an expense netted against the gain on sale of Optex assets in the December 31, 2001 consolidated statement of operations.

(13)   Commitments and Contingencies

       Consulting and Research Agreements

       The Company has entered into consulting agreements, under which stock options may be issued in the foreseeable future. The agreements are cancelable with no firm financial commitments.

       Employment Agreements

       The Company entered into employment agreements with four executives during April and May, 2000. These agreements provide for the payment of signing and year-end bonuses in 2000 totaling $225,000, and annual base salaries aggregating $550,000. Certain agreements were amended in February 2001 and one executive was terminated in October 2001. As of December 31, 2001, the annual base salaries of four executives aggregate to $485,000 and year-end bonuses aggregated to $105,000. The 2001 and 2000 bonuses are included in accrued liabilities in the accompanying consolidated balance sheets at December 31, 2001 and 2000, respectively. Each agreement has an initial term of three years and can be terminated by the Company, subject to certain provisions, with the payment of severance amounts that range from three to six months.

       Proprietary Rights

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

       Aggregate annual minimum lease payments for noncancelable operating leases are as follows:

                Year ending
                December 31,
           -------------------
                   2002              $     94,528
                   2003                    31,167
                                    -------------
                                     $    125,695
                                     =============



       Beginning in March 2002, the Company entered into a sublease agreement to cover a portion of its lease obligation. The minimum lease payments above include noncancellable sublease income of $7,500 and $3,750 expected to be received in 2002 and 2003, respectively. The Company has sublet 60% of a facility in Connecticut which is no longer utilized by the Company. As a result, the Company recorded an estimated loss on the remaining operating lease obligation in the amount of $11,026 at December 31, 2001.

       Rent expense related to operating leases for the years ended December 31, 2001, 2000 and 1999 was $135,662, $161,810 and $118,264, respectively.

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

       CryoComm Technology

       In October 2001, the Company stopped work on CryoComm, a wholly-owned subsidiary of the Company that had been developing superconducting electronics for Internet packet switching and transport products. Discontinuing work on CryoComm will allow the Company to focus on its core life-sciences technologies, although the Company will continue to prosecute the patents on the

       CryoComm technology. As part of this restructuring, Walter Glomb's position was eliminated effective October 16, 2001, although Mr. Glomb will receive a 7% success fee if he is able to secure funding to further develop this technology. As stated in his employment agreement, Mr. Glomb was also entitled to receive a total of $62,500 in severance payments due under his employment agreement over the six months following his termination. These amounts were recorded during the fourth quarter of 2001 and $36,458 of these severance payments is included in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2001.