Form 10QSB
period 2002-03-31
ATLANTIC TECHNOLOGY VENTURES INC
filed 2002-05-15
CIK 1001316

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                 FORM 10-QSB
(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002
                               --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to_______.

                         Commission file number 0-27282
                                                -------

                       ATLANTIC TECHNOLOGY VENTURES, INC.
                       ----------------------------------

      (Exact name of small business issuer as specified in its charter)

                 Delaware                                      36-3898269
                 --------                                      ----------
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

Yes   X        No _____
    -----

Number of shares of common stock outstanding as of May 14, 2002:  16,004,599

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes___  No X
                                                                            ---

                                      INDEX


                                                                            Page
                                                                            ----
PART I--  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

      Consolidated Balance Sheets (unaudited)
      as of March 31, 2002 and December 31, 2001                             3

      Consolidated Statements of Operations (unaudited)
      for the three months ended March 31, 2002 and 2001,
      and the period from July 13, 1993 (inception) to March 31, 2002        4

      Consolidated Statements of Cash Flows (unaudited)
      for the three months ended March 31, 2002 and 2001, and the
      period from July 13, 1993 (inception) to March 31, 2002                5

      Notes to Consolidated Financial Statements (unaudited)                 6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations                  10

PART II-- OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                  15

SIGNATURES                                                                  20

PART I -- FINANCIAL INFORMATION

Item 1.     Financial Statements


               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                March 31,        December 31,
                          Assets                                  2002              2001
                                                              -------------     ------------

Current assets:
   Cash and cash equivalents                                   $    933,225       1,591,761
   Prepaid expenses                                                  20,074          38,593
                                                               ------------    ------------
              Total current assets                                  953,299       1,630,354

Property and equipment, net                                          93,942         105,153
Other assets                                                         22,838          22,838
                                                               ------------    ------------

              Total assets                                     $  1,070,079       1,758,345
                                                               ============    ============

                   Liabilities and Stockholders' Equity

Current liabilities
   accounts payable and accrued expenses                       $    484,706         508,613

Stockholders' equity:
   Preferred stock, $.001 par value. Authorized 10,000,000
     shares; 1,375,000 shares designated as Series A
     convertible preferred stock                                       --              --

   Series A convertible preferred stock, $.001 par value
     Authorized 1,375,000 shares; 356,039 and 346,357 shares
     issued and outstanding at March 31, 2002 and
     December 31, 2001, respectively (liquidation preference
     aggregating $4,628,507 and $4,502,641 at March 31,
     2002 and December 31, 2001, respectively)                          356             346

   Convertible preferred stock warrants, 112,896 issued
     and outstanding at March 31, 2002 and December 31, 2001        520,263         520,263

   Common stock, $.001 par value. Authorized 50,000,000
     shares; 16,004,599 and 15,965,359 shares issued and
     outstanding at March 31, 2002 and December 31, 2001,
     respectively                                                    16,005          15,965

   Common stock to be issued, $.001 par value 899,998
     and 0 shares at March 31, 2002 and December 31, 2001,
     respectively                                                       900            --

   Common stock subscribed. 182 shares at March 31, 2002
     and December 31, 2001                                             --              --

   Additional paid-in capital                                    27,400,871      27,442,106

   Deficit accumulated during development stage                 (27,352,480)    (26,728,406)
                                                               ------------    ------------
                                                                    585,915       1,250,274

   Less common stock subscriptions receivable                          (218)           (218)

   Less treasury stock, at cost                                        (324)           (324)
                                                               ------------    ------------

              Total stockholders' equity                            585,373       1,249,732
                                                               ------------    ------------

              Total liabilities and stockholders' equity       $  1,070,079       1,758,345
                                                               ============    ============

See accompanying notes to unaudited consolidated financial statements.


               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                       Consolidated Statements Operations
                                   (Unaudited)

                                                                                        Cumulative
                                                                                        period from
                                                                                       July 13, 1993
                                                       Three months ended March 31,    (inception) to
                                                       ----------------------------       March 31,
                                                          2002             2001             2002
                                                       ----------      ------------    --------------

Revenues:
   Development revenue                                 $       --      $  2,461,922    $  8,713,720
   License revenue                                             --              --         2,500,000
   Grant revenue                                               --           250,000         616,659
                                                       ------------    ------------    ------------
       Total revenues                                          --         2,711,922      11,830,379
                                                       ------------    ------------    ------------
Costs and expenses:
   Cost of development revenue                                 --         2,082,568       7,084,006
   Research and development                                 201,842         306,767      10,593,468
   Acquired in-process research and
   development                                                 --              --          2,653,382
   General and administrative                               429,223         681,948       19,103,856
   Compensation expense (benefit) relating
     to stock warrants (general and
     administrative), net                                    (1,469)         11,971       1,098,007
   License fees                                                --              --           173,500
                                                       ------------    ------------    ------------
       Total operating expenses                             629,596       3,083,254      40,706,219
                                                       ------------    ------------    ------------
       Operating loss                                      (629,596)       (371,332)    (28,875,840)
Other (income) expense:
   Interest and other income                                 (5,522)        (20,018)     (1,298,668)
   Gain on sale of Optex assets                                --        (2,809,451)     (2,569,451)
   Loss on sale of Gemini assets                               --              --           334,408
   Interest expense                                            --              --           625,575
   Equity in loss of affiliate                                 --             3,721         146,618
   Distribution to minority shareholders                       --           767,514         837,274
                                                       ------------    ------------    ------------
       Total other income                                    (5,522)     (2,058,234)     (1,924,244)
                                                       ------------    ------------    ------------
       Net (loss) income                               $   (624,074)   $  1,686,902    $(26,951,596)
Imputed convertible preferred stock
   dividend                                                    --           600,000       5,931,555
Dividend paid upon repurchase of Series B                      --           167,127         400,884
Preferred stock dividend issued in
   preferred shares                                          39,162          64,144       1,429,674
                                                       ------------    ------------    ------------
Net (loss) income applicable to common
  shares                                                   (663,236)   $    855,631    $(34,713,709)
                                                       ============    ============    ============
Net (loss) income per common share:
   Basic                                               $      (0.04)   $       0.13
                                                       ============    ============
   Diluted                                             $      (0.04)   $       0.13
                                                       ============    ============

Weighted average shares of common stock outstanding:

   Basic                                                 16,893,650       6,384,613
                                                       ============    ============
   Diluted                                               16,893,650       8,237,212
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


                               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                                          (A Development Stage Company)
                                      Consolidated Statements of Cash Flows
                                                 (Unaudited)



                                                                                                  Cumulative
                                                                                                  period from
                                                                                                 July 13, 1993
                                                                                                 (inception) to
                                                                  Three months ended March 31,      March 31,
                                                                  ----------------------------   -------------
                                                                      2002            2001           2002
                                                                  ------------     -----------   -------------

Cash flows from operating activities:
    Net (loss) income                                              $  (624,074)     1,686,902    (26,951,596)
    Adjustments to reconcile net (loss) income to
      net cash used in operating activities:
        Acquired in-process research and development                      --             --        1,800,000
        Expense relating to issuance
            of common stock and warrants                                  --             --          786,302
        Expense relating to the issuance of options                       --             --           81,952
        Expense related to Channel merger                                 --             --          657,900
        Change in equity of affiliate                                     --            3,721        146,618
        Compensation expense relating to
           stock options and warrants                                   (1,469)        11,971      1,306,052
        Discount on notes payable - bridge financing                      --             --          300,000
        Depreciation                                                    11,211         26,943        583,942
        Gain on sale of Optex assets                                      --       (2,809,451)    (2,569,451)
        Distribution to Optex minority shareholders                       --          767,514        837,274
        Loss on sale of Gemini assets                                     --             --          334,408
        Loss on disposal of furniture and equipment                       --             --           73,387
        Changes in assets and liabilities:
           Decrease in accounts receivable                                --          192,997           --
           Decrease (increase) in prepaid expenses                      18,519         (6,721)       (20,074)
           Decrease in deferred revenue                                   --       (1,294,615)          --
           Decrease in accrued expenses                                (23,907)      (169,592)      (142,452)
           Increase (decrease) in accrued interest                        --             --          172,305
           Increase in other assets                                       --          (19,937)       (22,838)
                                                                   -----------    -----------    -----------
             Net cash used in operating activities                    (619,720)    (1,610,268)   (22,626,271)
                                                                   -----------    -----------    -----------
Cash flows from investing activities:
    Purchase of furniture and equipment                                   --          (86,660)      (921,331)
    Investment in affiliate                                               --             --         (146,618)
    Proceeds from sale of Optex assets                                    --        3,000,000      3,000,000
    Proceeds from sale of furniture and equipment                         --             --            6,100
                                                                   -----------    -----------    -----------

             Net cash provided by investing activities                    --        2,913,340      1,938,151
                                                                   -----------    -----------    -----------
Cash flows from financing activities:
    Proceeds from exercise of warrants                                    --             --            5,500
    Proceeds from exercise of stock options                               --             --          397,098
    Proceeds from issuance of demand notes payable                        --             --        2,395,000
    Repayment of demand notes payable                                     --             --         (125,000)
    Proceeds from the issuance of notes payable -
      bridge financing                                                    --             --        1,200,000
    Proceeds from issuance of warrants                                    --             --          300,000
    Repayment of notes payable - bridge financing                         --             --       (1,500,000)
    Repurchase of common stock                                            --             --             (324)
    Preferred stock dividend paid                                         (512)          (577)        (1,817)
    Net proceeds from the issuance of common stock                     (38,304)          --        9,449,205
    Proceeds from issuance of convertible preferred stock                 --             --       11,441,672
    Repurchase of convertible preferred stock                             --         (617,067)    (1,128,875)
    Distribution to Optex minority shareholders                           --         (767,514)      (811,114)
                                                                   -----------    -----------    -----------

             Net cash provided (used in) by financing activities       (38,816)    (1,385,158)    21,621,345
                                                                   -----------    -----------    -----------

             Net decrease in cash and cash equivalents                (658,536)       (82,086)       933,225

Cash and cash equivalents at beginning of period                     1,591,761      2,663,583           --
                                                                   -----------    -----------    -----------
Cash and cash equivalents at end of period                         $   933,225      2,581,497        933,225
                                                                   ===========    ===========    ===========
Supplemental disclosure of noncash financing activities:
    Issuance of common stock in exchange for
      common stock subscriptions                                   $      --             --            7,027
    Conversion of demand notes payable and the related
      accrued interest to common stock                                    --             --        2,442,304
    Cashless exercise of preferred warrants                               --             --           49,880
    Conversion of preferred to common stock                                 40            336          2,889
    Preferred stock dividend issued in shares                           39,162         64,144      1,272,491
                                                                  ============    ===========     ==========

See accompanying notes to unaudited consolidated financial statements.

               ATLANTIC TECHNOLOGY VENTURES, INC. and SUBSIDIARIES
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2002


(1)   BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2002 or for any subsequent period. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-KSB of Atlantic Technology Ventures, Inc., and its subsidiaries ("Atlantic") as of and for the year ended December 31, 2001.

(2)   LIQUIDITY

      Atlantic has reported net losses of $1,734,945, $5,802,478, and $2,446,515 for the years ended December 31, 2001, 2000 and 1999, respectively. Atlantic has reported a net loss of $624,074 for the three months ended March 31, 2002. The loss from date of inception, July 13, 1993, to March 31, 2002 amounts to $26,951,596. Also, Atlantic has $933,225 in cash and cash equivalents as of March 31, 2002. This is primarily a result of a private placement of its common stock in December 2001; Atlantic currently has no revenue-generating activities. Atlantic anticipates that its current resources will be sufficient to finance for the next few months, its currently anticipated needs for operating and capital expenditures. Atlantic plans to achieve this by continuing to reduce expenses, including by means of voluntary salary reductions and postponement of certain development expenses. As a result of these changes, Atlantic expects that its average monthly cash outlay will be approximately $129,000. Atlantic does not currently have any committed sources of financing, and due to the trading price of its common stock it is not currently able to access funding under its agreement with Fusion Capital. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts or classification of liabilities which might result from the outcome of this uncertainty.

      Atlantic's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances and its ability to realize the full potential of its technology in development. During December 2001, Atlantic received net proceeds of approximately $1,848,000 from the private placement of securities with various individual investors and $100,000 from Fusion Capital. Additional funds are currently not available on acceptable terms and may not become available, and there can be no assurance that any additional funding that Atlantic does obtain will be sufficient to meet Atlantic's needs in the short and long term. To date, a significant portion of Atlantic's financing has been through private placements of common stock and warrants, the issuance of common stock for stock options and warrants exercised, and debt financing. Until Atlantic's operations generate significant revenues, Atlantic will continue to fund operations from cash on hand and through the sources of capital previously described.

      Atlantic's common stock was delisted from the Nasdaq SmallCap Market effective at the close of business August 23, 2001 for failing to meet the minimum bid price requirements set forth in the NASD Marketplace Rules. As of August 23, 2001, Atlantic's common stock trades on the Over-the-Counter Bulletin Board under the symbol "ATLC.OB". Delisting of Atlantic's common stock from Nasdaq could have a material adverse effect on its ability to raise additional capital, its stockholders' liquidity and the price of its common stock.

(3)   COMPUTATION OF NET LOSS PER COMMON SHARE

      Basic net (loss) income per common share is calculated by dividing net
(loss) income applicable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net (loss) income per common share for the three months ended March 31, 2002 equals basic net (loss) income per common share, as common stock equivalents from stock options, stock warrants, stock subscriptions and convertible preferred stock would have an anti dilutive effect because Atlantic incurred a net loss for the three months ended March 31, 2002. Diluted net (loss) income per common share for the three months ended March 31, 2001 is calculated by dividing net (loss) income applicable to common shares plus the impact of the assumed preferred stock conversions totaling $231,271 by the weighted-average common shares outstanding for the period plus 1,888,599 common stock equivalents from assumed conversions of the Series A and Series B preferred stock, if dilutive. The common stock equivalents from stock options, stock warrants and stock subscriptions, which have not been included in the diluted calculations since their effect is antidilutive were $17,496,305 and $2,412,200 for the three months ended March 31, 2002 and 2001, respectively.

(4)   INCOME TAXES

      Atlantic incurred a net loss for the three months ended March 31, 2002. In addition, Atlantic does not expect to generate book income for the year ended December 31, 2002. Therefore, no income taxes have been reflected for the three months ended March 31, 2002. Atlantic generated book income in the quarter ended March 31, 2001 solely as a result of the sale of Optex assets to Bausch & Lomb as described further in note 10. However, Atlantic did not generate book income for the year ended December 31, 2001; therefore, no income taxes have been reflected for the three months ended March 31, 2001.

(5)   PREFERRED STOCK DIVIDEND

      On February 7, 2002 and January 16, 2001, Atlantic's board of directors declared a payment-in-kind dividend of 0.065 of a share of Series A convertible preferred stock for each share of Series A convertible preferred stock held as of a specified record date. The estimated fair value of these dividends of $39,162 and $64,144 was included in Atlantic's calculation of net (loss) income per common share for the three months ended March 31, 2002 and 2001, respectively.

(6)   ISSUANCE OF STOCK OPTIONS AND WARRANTS

      On March 8, 2001, Atlantic entered into an agreement with The Investor Relations Group, Inc. ("IRG") under which IRG will provide Atlantic investor relations services. Pursuant to this agreement, Atlantic issued to Dian Griesel, the principal of IRG, warrants to purchase 120,000 shares of its common stock at an exercise price of $0.875 per share. These warrants vest monthly in 5,000 share increments over a 24-month period. In addition, should Atlantic's stock price reach $2.50, Atlantic will grant Dian Griesel warrants to purchase an additional 50,000 shares of its common stock, and should Atlantic's stock price reach $5.00, Atlantic will grant Dian Griesel warrants to purchase a further 50,000 shares of its common stock. As a result, Atlantic recorded compensation expense relating to the issuance of the stock warrants to purchase 120,000 shares of $11,971 for the three months ended March 31, 2001 pursuant to EITF Issue No. 96-18. As a result of a decline in Atlantic's common stock price during the three months ended March 31, 2002, the cumulative expense associated with these warrants was reduced. The reduction in the estimated fair value of the warrants previously recorded and the current quarter expense resulted in a net reversal of compensation expense of $1,469 which is recorded as a benefit during the three months ended March 31, 2002. Atlantic will remeasure the compensation expense at the end of each reporting period until the final measurement date is reached 24 months after issuance. These warrants are outstanding as of March 31, 2002.

      Compensation for these warrants relates to investor relations services and represents a general and administrative expense (benefit).

      During the first quarter of 2002, Atlantic granted employees an aggregate of 2,000,000 options outside of the Plan, of which 475,000 options represent the annual issuance of stock options to Atlantic employees on terms similar to those of prior year. They vest 25% upon issuance and the remaining vest in 25% increments on an annual basis. In addition, 950,000 of these options were issued as incentive options and will vest upon the earlier of the achievement of certain milestones by Atlantic or 5 years. The remaining 575,000 options were issued at the end of the quarter as partial consideration for the significant voluntary salary reductions taken by these employees.

(7)   REDEEMABLE SERIES B PREFERRED SHARES

      As described further in Atlantic's Form 10-KSB for the year ended December 31, 2001, Atlantic entered into a convertible preferred stock and warrants purchase agreement (the "Purchase Agreement"), with BH Capital Investments, L.P. and Excalibur Limited Partnership (together, the "Investors"), for the issuance of Atlantic's Series B convertible preferred stock and warrants.

      Pursuant to Atlantic's subsequent renegotiations with the Investors, the conversion price per share of the Series B preferred stock on any given day was amended to be the lower of (1) $1.00 or (2) 90% of the average of the two lowest closing bid prices on the principal market of the common stock out of the fifteen trading days immediately prior to conversion. The change in conversion price upon the renegotiations on January 9, 2001 resulted in a difference between the conversion price of the Series B preferred stock and the market price of the common stock on the effective date of the renegotiation. This amount, estimated at $600,000, was recorded as an imputed preferred-stock dividend within equity and is deducted from net (loss) income to arrive at net (loss) income applicable to common shares during the three months ended March 31, 2001.

      On January 19, 2001, 41,380 shares of Series B preferred stock were converted by the Investors into 236,422 shares of Atlantic's common stock. On March 9, 2001, Atlantic and the Investors entered into a second stock repurchase agreement pursuant to which Atlantic repurchased from the Investors, for an aggregate purchase price of $617,067, all 165,518 shares of Atlantic's Series B preferred stock held by the Investors on March 9, 2001. The carrying amount of the 165,518 shares is equal to $480,000; therefore the amount in excess of the carrying amount, plus the estimated fair value of the warrants retained by the Investors, which equals $167,127, was recorded as a dividend upon repurchase of shares of Series B preferred stock and is deducted from net (loss) income to arrive at net (loss) income applicable to common shares.

(8)   DEVELOPMENT REVENUE

      In accordance with a now-terminated license and development agreement, Bausch & Lomb Surgical paid Atlantic's subsidiary, Optex Ophthalmologics, Inc. ("Optex"), for developing its Catarex technology. For the three months ended March 31, 2002, this agreement provided no development revenue and no related cost-of-development revenue as compared to $2,461,922 of development revenue (including $1,067,345 in project-completion bonuses paid out and recognized at the completion of the project in March 2001) and related cost of development revenue of $2,082,568 for the three months ended March 31, 2001. The decrease in revenues and related expenses from Bausch & Lomb over last year was due to the fact that there were no revenues and related expenses since termination of the agreement in March 2001. With termination of the above agreement at the conclusion of the sale of substantially all of Optex's assets (mostly intangible assets with no book value) in March 2001, as described in note 10 below, Atlantic will no longer have the revenues or profits associated with that agreement.

(9)   SALE OF OPTEX ASSETS

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

      Upon the sale of Optex assets, Bausch & Lomb's development agreement with Optex was terminated and Optex has no further involvement with Bausch & Lomb. As a result of this transaction, Atlantic recorded a net gain on the sale of Optex assets of $2,809,451 for the three month period ended March 31, 2001. The purchase price of $3,000,000 is nonrefundable and upon the closing of the asset purchase agreement in March 2001, Optex had no further obligation to Bausch & Lomb or with regard to the assets sold. In the asset purchase agreement, Optex agreed to forgo future contingent payments provided for in the earlier development agreement. Pursuant to Atlantic's agreement with the minority shareholders of Optex, Optex has recorded a profit distribution for the three months ended March 31, 2001 of $767,514 representing the minority shareholders' percentage of the cumulative profit from the Bausch & Lomb development and asset purchase agreements up to and including proceeds from the sale of Optex' assets. (This figure includes the $564,000 referred to above.)

      On May 9, 2001, Atlantic's board of directors, after consideration of all the relevant facts and circumstances, including recommendation of counsel, agreed to authorize an aggregate payment of $240,000 to three former employees of Optex (who are now employed by Bausch & Lomb). The payments were made on May 11, 2001, and represented the settlement of claims made by the employees subsequent to the asset purchase agreement referred to above for severance monies allegedly due under their employment agreement. Atlantic did not believe these monies were due pursuant to the terms of the transaction itself and the respective employment agreements. The board of directors elected to acquiesce to the demands of the former employees and resolve the matter in light of the potential future royalties from Bausch & Lomb and the importance of these individuals to the ongoing development activities. The payment was recorded as an expense netted against the gain on sale of Optex assets during the second quarter of 2001.

(10)  PRIVATE PLACEMENT OF COMMON SHARES

      On November 6, 2001, Atlantic entered into an agreement with Joseph Stevens & Company, Inc. in which Joseph Stevens agreed to act as placement agent for a private placement of shares of Atlantic's common stock. In that private placement, the price of each share of Atlantic's common stock was $0.24 and the minimum and maximum subscription amounts were $2,000,000 and $3,000,000, respectively. In addition, each investor received a warrant to purchase one share of Atlantic's common stock for every share of Atlantic's common stock purchased by that investor. The warrants have an exercise price of $0.29 and are exercisable for five years from the closing date. On December 3, 2001, Atlantic issued to certain investors an aggregate of 8,333,318 shares of common stock for the minimum subscription of $2,000,000. In connection with the private placement, Atlantic paid Joseph Stevens a placement fee of $140,000, equal to 7% of the aggregate subscription amount plus a warrant to purchase 833,331 shares of Atlantic's common stock, which represented 10% of the number of shares issued to the investors. The term of this warrant is five years and the per share exercise price is $0.29. In conjunction with this private placement, Atlantic received net proceeds of approximately $1,848,000 in December 2001. Atlantic also agreed to issue to Joseph Stevens as placement shares 833,331 shares of common stock; as of March 31, 2002, it had not yet done so. These shares are classified as common stock to be issued on the accompanying consolidated balance sheet as of March 31, 2002 and are included in the weighted average shares of common stock outstanding as of March 31, 2002 used to arrive at net (loss) income per common share.

(11)  SERIES A ANTIDILUTION PROVISION

      The conversion price and conversion rate of the Series A preferred stock is subject to adjustment upon the occurrence of certain events, including the issuance of common stock at a per-share price less than either the conversion price or the then market price. Recent issuances of stock, options and warrants, including in connection with Atlantic's recent private placement, have necessitated that Atlantic adjust the conversion rate and conversion price of the Series A preferred stock. Accordingly, the conversion price of the Series A preferred stock has been decreased from $3.058 to $1.22, and the conversion rate has been increased from 3.27 to 8.21. These changes will have retroactive effect, so Atlantic expects that it will be issuing approximately 66,666 make-up shares of common stock to certain former Series A preferred stock holders as of March 31, 2002. These shares are classified on the accompanying consolidated balance sheet as of March 31, 2002 as common stock to be issued and are included in the weighted average shares of common stock outstanding as of March 31, 2002 used to arrive at net (loss) income per common share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion of our results of operations and financial condition in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2001. This discussion includes "forward-looking" statements that reflect our current views with respect to future events and financial performance. We use words such as we "expect," "anticipate," "believe," and "intend" and similar expressions to identify forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, particularly those risks identified in the "Risk Factors" section of our most recent Annual Report on Form 10-KSB, and should not unduly rely on these forward looking statements.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MARCH 31, 2002 VS. 2001

      In accordance with a now-terminated license and development agreement, Bausch & Lomb Surgical paid our subsidiary, Optex Ophthalmologics, Inc. ("Optex"), for developing its Catarex technology. For the three months ended March 31, 2002, this agreement provided no development revenue and no related cost of development revenue as compared $2,461,922 of development revenue (including $1,067,345 in project-completion bonuses paid out and recognized at the completion of the project in March 2001) and related cost of development revenue of $2,082,568 for the three months ended March 31, 2001. The decrease in revenues and related expenses from Bausch & Lomb over last year was due to the fact that there were no revenues and related expenses since termination of the agreement in March 2001.

      For the quarter ended March 31, 2002, research and development expense was $201,842 as compared to $306,767 for the first quarter of 2001. This decrease is primarily due to the cessation of research and development activities on the antisense technology as a result of the sale of the assets of Gemini.

      For the quarter ended March 31, 2002, general and administrative expense was $429,223 as compared to $681,948 for the quarter ended March 31, 2001. This decrease is principally due to a decrease in legal expenses of approximately $120,000 and a finders fee of $120,000 incurred in conjunction with a common stock purchase agreement entered into during the first quarter of 2001 with Fusion Capital Fund II, LLC. Fusion's obligation to purchase our shares under this agreement is subject to certain conditions. A material contingency that may affect our ability to raise funds under this agreement is our stock price. Currently, our stock price is below the floor price of $0.68 specified in the Fusion Capital agreement and as a result we are currently unable to draw funds pursuant to that agreement. As the Fusion Capital agreement is currently structured, we cannot guarantee that we will be able to draw any funds.

      For the quarter ended March 31, 2002, we had a reduction in compensation expense relating to stock warrants of $1,469 as compared to an expense relating to stock warrants of $11,971 in the prior year. This expense is associated with warrants issued to Dian Griesel during March 2001 as partial compensation for investor relations services. The reduction of compensation expense associated with the warrants issued to Dian Griesel is a result of a decrease in our stock price during the quarter. Additional expense associated with these warrants will continue to be incurred over the remainder of the two-year term of the agreement. As long as these warrants continue to vest, that expense will be directly affected by the movement in the price of our common stock. Compensation expense relating to these investor relations and investment banking services represent a general and administrative expense.

      For the first quarter of 2002, interest and other income was $5,522, compared to $20,018 for the first quarter of 2001. The decrease in interest income is primarily due to the decline in our cash reserves.

      Net loss applicable to common shares for the quarter ended March 31, 2002, was $663,236 as compared to net income applicable to common shares of $855,631 for the quarter ended March 31, 2001. This decrease in net loss applicable to common shares is primarily attributable to a gain on the sale of the assets of our subsidiary, Optex recognized during the first quarter of 2001 in the amount of $2,809,451, partially offset by a distribution to the minority shareholders of Optex of $767,514. In addition, with the termination of our agreement with Bausch & Lomb, we no longer have available to us the revenue or profits associated with that agreement; as a result, we had no profit from this agreement for the quarter ended March 31, 2002 as compared with $379,354 of profit for the quarter ended March 31, 2001. We recorded grant revenue of $250,000 for the quarter ended March 31, 2001 which we did not have in the first quarter of 2002. The loss differential is partially offset by reductions of research and development expenses and general and administrative expenses of $104,925 and $252,725, respectively for the quarter ended March 31, 2002 as compared with the quarter ended March 31, 2001.

      Net (loss) income applicable to common shares in 2001 also included a beneficial conversion on our Series B preferred stock in the amount of $600,000 and a dividend of $167,127 paid upon the repurchase of the outstanding Series B preferred stock recorded during the first quarter of 2001. We also issued preferred stock dividends on our Series A preferred stock for which the estimated fair value of $39,162 and $64,144 was included in the net (loss) income applicable to common shares for the first quarter of 2002 and 2001, respectively. The decrease in the estimated fair value of these dividends as compared to the prior year is primarily a reflection of a decline in our stock price and a reduction of the number of preferred shares issued.

LIQUIDITY AND CAPITAL RESOURCES

      From inception to March 31, 2002, we incurred an accumulated deficit of $27,352,480, and we expect to continue to incur additional losses through the year ending December 31, 2002 and for the foreseeable future. The loss has been incurred through primarily research and development activities related to the various technologies under our control.

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

      On November 6, 2001, we entered into an agreement with Joseph Stevens & Company, Inc. in which Joseph Stevens agreed to act as placement agent for a private placement of shares of our common stock. In that private placement, the price of each share of our common stock was $0.24 and the minimum and maximum subscription amounts were $2,000,000 and $3,000,000, respectively. In addition, each investor received a warrant to purchase one share of our common stock for every share of our common stock purchased by that investor. The warrants have an exercise price of $0.29 and are exercisable for five years from the closing date. On December 3, 2001, we issued to certain investors an aggregate of 8,333,318 shares of common stock for the minimum subscription of $2,000,000. In connection with the private placement, we paid Joseph Stevens a placement fee of $140,000, equal to 7% of the aggregate subscription amount plus a warrant to purchase 833,331 shares of Atlantic's common stock, which represented 10% of the number of shares issued to the investors. The term of this warrant is five years and the per share exercise price is $0.29. In conjunction with this private placement, we received net proceeds of approximately $1,848,000 in December 2001. We also agreed to issue to Joseph Stevens as placement shares 833,331 shares of common stock; as of March 31, 2002, it had not yet done so. These shares are classified as common stock to be issued on the accompanying consolidated balance sheet as of March 31, 2002 and are included in the weighted average shares of common stock outstanding as of March 31, 2002 used to arrive at net (loss) income per common share.

      We have financed our operations since inception primarily through equity and debt financing, and collaborative arrangements with Bausch & Lomb which terminated during 2001. During the quarter ended March 31, 2002, we had a net decrease in cash and cash equivalents of $658,536.

      This decrease primarily resulted from net cash used in operating activities of $619,720. Total cash resources as of March 31, 2002 were $933,225 compared to $1,591,761 at December 31, 2001.

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

      Our current liabilities as of March 31, 2002 were $484,706 compared to $508,613 at December 31, 2001, a decrease of $23,907. The decrease was primarily due to reduced spending due to an increased effort to conserve cash. As of March 31, 2002, our working capital was $468,593, primarily as a result of receiving $1,948,000 in net proceeds from two private placements of our common stock during December 2001.

      Our continued operations will depend on our ability to raise additional funds through various potential sources such as equity and debt financing, other collaborative agreements, strategic alliances and our ability to realize the full potential of our technology candidate. Such additional funds may not become available as we need them or be available on acceptable terms. To date, a significant portion of our financing has been through private placements of common and preferred stock and warrants, the issuance of common stock for stock options and warrants exercised, and debt financing. Until our operations generate significant revenues, we will continue to fund operations from cash on hand and through the sources of capital previously described. No assurances can be provided that the additional capital will be sufficient to meet the Company's needs. We anticipate that our current resources (including the $2 million proceeds of the first closing of our recent private placement in December 2001) will be sufficient to finance for the next few months our currently anticipated needs for operating and capital expenditures. We plan to achieve this by continuing to reduce expenses, including by means of voluntary salary reductions and postponement of certain development expenses.

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

Critical Accounting Policies

      In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in our annual report filed on Form 10-KSB for the year ended December 31, 2001, however, we believe that none of them are considered to be critical.

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

      Since CT-3 appears to possess a wide range of therapeutic activity, we are carefully choosing an indication that we feel CT-3 would be most efficacious for and one that will strategically allow us to increase the licensing value of CT-3 in the most timely and cost-effective manner. We are continuing our efforts by conducting additional preclinical tests to study the analgesic activity of CT-3, particularly with reference to neuropathic pain (pain caused by an abnormal or degenerative state of the nervous system). Preliminary results show that CT-3 dramatically reduces allodynia (a painful response to typically non-painful stimulus) in neuropathic rats with a partial sciatic nerve ligation (an animal model for pain induced by neuropathic nerve injury induced pain). We have initiated a Phase I/II pilot clinical trial of safety, tolerability, and efficacy to determine the upper limits of safe dosing with CT-3 and to measure the potential for CT-3 to act as a pain reliever in patients with neuropathic pain. In addition, we have recently initiated a development plan for CT-3 to test its efficacy in multiple-sclerosis. In an animal model for multiple sclerosis, CT-3 induced a significant decrease in spasticity, demonstrated a rapid inhibition of limb stiffness and the effect was relatively long-lived. The results of the study validated spasticity as a potential indication for CT-3 use. We are also preparing to conduct Phase II clinical trials to evaluate the efficacy of CT-3 in multiple-sclerosis-associated tremors and spasticity.

RECENT DEVELOPMENTS

      The conversion price and conversion rate of the Series A preferred stock is subject to adjustment upon the occurrence of certain events, including the issuance of common stock at a per-share price less than either the conversion price or the then market price. Recent issuances of stock, options and warrants, including in connection with Atlantic's recent private placement, have necessitated that Atlantic adjust the conversion rate and conversion price of the Series A preferred stock. Accordingly, the conversion price of the Series A preferred stock has been decreased from $3.058 to $1.22, and the conversion rate has been increased from 3.27 to 8.21 These changes will have retroactive effect, so Atlantic expects that it will be issuing approximately 66,666 make-up shares of common stock to certain former Series A preferred stock holders as of March 31, 2002. These shares are classified on the accompanying consolidated balance sheet as of March 31, 2002 as common stock to be issued and are included in the weighted average shares of common stock outstanding as of March 31, 2002 used to arrive at net (loss) income per common share.

PART II -- OTHER INFORMATION

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

4.9(1)        Form of bridge note.

4.10(1)       Form of bridge warrant.

4.11(2) Investors' rights agreement by and among Atlantic, Dreyfus Growth and Value Funds, Inc. and Premier Strategic Growth Fund.

4.12(2) Common stock purchase agreement by and among Atlantic, Dreyfus Growth and Value Funds, Inc. and Premier Strategic Growth Fund.

Exhibit No.   Description
-----------   -----------

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

10.22(4) Letter agreement between Atlantic and Paramount Capital, Inc. dated February 26,1997.

10.23(4) agreement and plan of reorganization by and among Atlantic, Channel Therapeutics, Inc. and New Channel, Inc. dated February 20, 1997.

10.24(4) Warrant issued to John Prendergast to purchase 37,500 shares of Atlantic's Common Stock.

10.25(4) Warrant issued to Dian Griesel to purchase 24,000 shares of Atlantic's Common Stock.

Exhibit No.   Description
-----------   -----------

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

10.43(10)     Registration rights agreement dated September 28, 2000, among
              Atlantic, BH Capital Investments, L.P., and Excalibur Limited
              Partnership.

10.44(10)     Escrow agreement dated September 28, 2000, among Atlantic, BH
              Capital Investments, L.P., and Excalibur Limited Partnership.

10.45(10)     Form of stock purchase warrants issued on September 28, 2000, to
              BH Capital Investments, L.P., exercisable for shares of common stock of Atlantic.

Exhibit No.   Description
-----------   -----------

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

10.55(15)     Common stock purchase agreement dated March 16, 2001, between
              Atlantic and Fusion Capital Fund II, LLC.

10.56(15)     Warrant certificate issued March 8, 2001 by Atlantic to Dian
              Griesel.

10.57(16)     Common stock purchase agreement dated as of May 7, 2001, between
              Atlantic and Fusion Capital Fund II, LLC.

10.58(16)     Form of registration rights agreement between Atlantic and Fusion
              Capital Fund II, LLC.

10.59 Asset purchase agreement dated as of January 31, 2001, between Bausch & Lomb Incorporated, Bausch & Lomb Surgical, Inc., Optex Ophthalmologics, Inc. and Atlantic (the "January 31 Asset Purchase Agreement).

10.60 Amendment No. 1 dated March 2, 2001, to the January 31 Asset Purchase Agreement.

10.61 Asset purchase agreement dated as of April 23, 2001, between Atlantic, Gemini Technologies, Inc., and IFN, Inc.

21.1(1)       Subsidiaries of Atlantic.

-------------------

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

                                     ATLANTIC TECHNOLOGY VENTURES, INC.


Date:  May 14, 2002                  /s/ Fredric P. Zotos
                                     -----------------------------------
                                     Frederic P. Zotos
                                     President, Chief Executive Officer,
                                     and Director


Date:  May 14, 2002                  /s/ Nicholas J. Rossettos
                                     ------------------------------------
                                     Nicholas J. Rossettos
                                     Chief Financial Officer