Form 10QSB
period 2002-06-30
ATLANTIC TECHNOLOGY VENTURES INC
filed 2002-08-14
CIK 1001316

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                 FORM 10-QSB
(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002
                               -------------

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

Yes   X        No
    -----        ------

Number of shares of common stock outstanding as of August 12, 2002:  16,989,596

Transitional Small Business Disclosure Format (check one):  Yes       No   X
                                                               ------    -----

                                      INDEX


                                                                           Page


PART I--  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets (unaudited)
         as of June 30, 2002 and December 31, 2001                            3

         Consolidated Statements of Operations (unaudited)
         for the three and six months ended June 30, 2002 and 2001,
         and the period from July 13, 1993 (inception) to June 30, 2002       4

         Consolidated Statements of Cash Flows (unaudited)
         for the six months ended June 30, 2002 and 2001, and the
         period from July 13, 1993 (inception) to June 30, 2002               5

         Notes to Consolidated Financial Statements (unaudited)               6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                    11

PART II-- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    18

SIGNATURES                                                                   24

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                        ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                                   (A Development Stage Company)

                                    Consolidated Balance Sheets
                                            (Unaudited)

                                                                                June 30,      December 31,
                                                                                  2002            2001
                                                                              ------------    ------------
                                            Assets

Current assets:
    Cash and cash equivalents                                                 $    445,375       1,591,761
    Accounts receivable                                                            501,667              --
    Prepaid expenses                                                                 5,000          38,593
                                                                              ------------    ------------
                   Total current assets                                            952,042       1,630,354

Property and equipment, net                                                         83,756         105,153
Other assets                                                                        22,337          22,838
                                                                              ------------    ------------

                   Total assets                                               $  1,058,135       1,758,345
                                                                              ============    ============

                         Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                                     $    427,737         508,613



Stockholders' equity:
    Preferred stock, $.001 par value. Authorized 10,000,000
       shares; 1,375,000 shares designated as Series A
       convertible preferred stock                                                      --              --
    Series A convertible preferred stock, $.001 par value
       Authorized 1,375,000 shares; 356,039 and 346,357 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively
       (liquidation preference aggregating $4,628,507 and $4,502,641 at
       June 30, 2002 and December 31, 2001, respectively)                              356             346
    Convertible preferred stock warrants, 112,896 issued and outstanding at
       June 30, 2002 and December 31, 2001                                         520,263         520,263
    Common stock, $.001 par value. Authorized 50,000,000
       shares; 16,989,596 and 15,965,359 shares issued and outstanding
       at June 30, 2002 and December 31, 2001, respectively                         16,990          15,965
    Common stock subscribed. 182 shares at June 30, 2002
       and December 31, 2001                                                            --              --
    Additional paid-in capital                                                  27,411,577      27,442,106
    Deficit accumulated during development stage                               (27,318,246)    (26,728,406)
                                                                              ------------    ------------
                                                                                   630,940       1,250,274

    Less common stock subscriptions receivable                                        (218)           (218)
    Less treasury stock, at cost                                                      (324)           (324)
                                                                              ------------    ------------

                   Total stockholders' equity                                      630,398       1,249,732
                                                                              ------------    ------------

                   Total liabilities and stockholders' equity                 $  1,058,135       1,758,345
                                                                              ============    ============

See accompanying notes to unaudited consolidated financial statements.


                                     ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                                                (A Development Stage Company)
                                            Consolidated Statements of Operations
                                                         (Unaudited)
                                                                                                                 Cumulative
                                                                                                                 period from
                                                                                                                July 13, 1993
                                                                                                               (inception) to
                                              Three months ended June 30,      Six months ended June 30,          June 30,
                                              -----------------------------------------------------------------
                                                  2002             2001            2002            2001             2002
                                              --------------   -------------   --------------  --------------  ----------------
Revenues:
    Development revenue                       $          --    $         --    $          --   $   2,461,922  $      8,713,720
    License revenue                                 500,000              --          500,000              --         3,000,000
    Grant revenue                                        --              --               --         250,000           616,659
                                              --------------   -------------   --------------  --------------  ----------------

         Total revenues                             500,000              --          500,000       2,711,922        12,330,379
                                              --------------   -------------   --------------  --------------  ----------------

Costs and expenses:
    Cost of development revenue                          --              --               --       2,082,568         7,084,006
    Research and development                        139,935         295,316          341,777         602,083        10,733,403
    Acquired in-process research and
    development                                          --              --               --              --         2,653,382
    General and administrative                      333,114       1,155,325          762,337       1,837,273        19,436,970
    Compensation expense (benefit)
      relating to stock warrants
      (general and administrative), net              (4,376)          22,695          (5,845)          34,666         1,093,631

    License fees                                         --              --               --              --           173,500
                                              --------------   -------------   --------------  --------------  ----------------

         Total operating expenses                   468,673       1,473,336        1,098,269       4,556,590        41,174,892
                                              --------------   -------------   --------------  --------------  ----------------

         Operating income (loss)                     31,327     (1,473,336)        (598,269)     (1,844,668)      (28,844,513)

Other (income) expense:
    Interest and other income                       (2,907)        (14,334)          (8,429)        (34,352)       (1,301,575)
    (Gain) loss on sale of Optex assets                  --         240,000               --     (2,569,451)       (2,569,451)
    Loss on sale of Gemini assets                        --         334,408               --         334,408           334,408
    Interest expense                                     --              --               --              --           625,575
    Equity in loss of affiliate                          --          17,963               --          21,684           146,618
    Distribution to minority shareholders                --          69,760               --         837,274           837,274
                                              --------------   -------------   --------------  --------------  ----------------

         Total other (income) expense               (2,907)         647,797          (8,429)     (1,410,437)       (1,927,151)
                                              --------------   -------------   --------------  --------------  ----------------

         Net income (loss)                    $      34,234    $(2,121,133)    $   (589,840)   $   (434,231)   $  (26,917,362)
                                              --------------   -------------   --------------  --------------  ----------------

Imputed convertible preferred stock
    dividend                                             --              --               --         600,000         5,931,555
Dividend paid upon repurchase of Series B                --              --               --         167,127           400,884
Preferred stock dividend issued in
    preferred shares                                     --              --           39,162          64,144         1,429,674
                                              --------------   -------------   --------------  --------------  ----------------

Net income (loss) applicable to common
shares                                        $      34,234    $(2,121,133)    $   (629,002)   $ (1,265,502)   $  (34,679,475)
                                              ==============   =============   ==============  ==============  ================

Net income (loss) per common share:
    Basic                                     $        0.00    $     (0.32)    $      (0.04)   $      (0.19)
                                              ==============   =============   ==============  ==============
    Diluted                                   $        0.00    $     (0.32)    $      (0.04)   $      (0.19)
                                              ==============   =============   ==============  ==============

Weighted average shares of common stock
  outstanding:
    Basic                                        16,965,763       6,608,751       16,929,568       6,515,753
                                              ==============   =============   ==============  ==============
    Diluted                                      19,888,843       6,608,751       16,929,568       6,515,753
                                              ==============   =============   ==============  ==============

See accompanying notes to unaudited consolidated financial statements.

                           ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                                      (A Development Stage Company)
                                  Consolidated Statements of Cash Flows
                                               (Unaudited)


                                                                                         Cumulative
                                                                                        period from
                                                                                       July 13, 1993
                                                                                       (inception) to
                                                                    Six months endec June 30,
                                                           -----------------------------------------
                                                              2002           2001           2002
                                                           -----------    -----------    -----------
Cash flows from operating activities:
   Net loss                                                $  (589,840)      (434,231)   (27,541,436)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Acquired in-process research and
          development                                               --             --      1,800,000
       Expense relating to issuance
          of common stock and warrants                          13,500        444,000        799,802
       Expense relating to the issuance of options                  --             --         81,952
       Expense related to Channel merger                            --             --        657,900
       Change in equity of affiliate                                --         21,684        146,618
       Compensation expense (benefit) relating to
         stock options and warrants                             (5,845)        34,666      1,300,207
       Discount on notes payable - bridge
          financing                                                 --             --        300,000
       Depreciation                                             24,087         43,911        608,029
       Gain on sale of Optex assets                                 --     (2,569,451)    (2,569,451)
       Distribution to Optex minority shareholders                  --        837,274        837,274
       Loss on sale of Gemini assets                                --        334,408        334,408
       Loss on disposal of furniture and equipment                  --             --         73,387
       Changes in assets and liabilities:
         (Increase) decrease in accounts                      (501,667)       192,997       (501,667)
         receivable
         Decrease in prepaid expenses                           33,593         12,784         13,519
         Decrease in deferred revenue                               --     (1,294,615)            --
         Decrease in accrued expenses                          (80,876)      (706,118)      (223,328)
         Increase (decrease) in accrued interest                    --             --        172,305
         Decrease (increase) in other assets                       501        (19,937)       (22,337)
                                                           -----------    -----------    -----------
           Net cash used in operating activities            (1,106,547)    (3,102,628)   (23,732,818)
                                                           -----------    -----------    -----------
Cash flows from investing activities:
   Purchase of furniture and equipment                          (2,690)      (101,834)      (924,021)
   Investment in affiliate                                          --             --       (146,618)
   Proceeds from sale of Optex assets                               --      3,000,000      3,000,000
   Proceeds from sale of furniture and equipment                    --             --          6,100
                                                           -----------    -----------    -----------

           Net cash provided by (used in)
               investing activities                             (2,690)     2,898,166      1,935,461
                                                           -----------    -----------    -----------
Cash flows from financing activities:
   Proceeds from exercise of warrants                               --             --          5,500
   Proceeds from exercise of stock options                          --             --        397,098
   Proceeds from issuance of demand notes payable                   --             --      2,395,000
   Repayment of demand notes payable                                --             --       (125,000)
   Proceeds from the issuance of notes payable -
     bridge financing                                               --             --      1,200,000
   Proceeds from issuance of warrants                               --             --        300,000
   Repayment of notes payable - bridge financing                    --             --     (1,500,000)
   Repurchase of common stock                                       --             --           (324)
   Preferred stock dividend paid                                  (512)          (577)        (2,329)
   Net proceeds from the issuance of common stock              (36,637)            --      9,412,568
   Proceeds from issuance of convertible
     preferred stock                                                --             --     11,441,672
   Repurchase of convertible preferred stock                        --       (617,067)    (1,128,875)
   Distribution to Optex minority shareholders                      --       (811,114)      (811,114)
                                                           -----------    -----------    -----------

           Net cash provided by (used in)
               financing activities                            (37,149)    (1,428,758)    21,584,196
                                                           -----------    -----------    -----------

           Net decrease in cash and cash                    (1,146,386)    (1,633,220)      (213,161)
           equivalents

Cash and cash equivalents at beginning of period             1,591,761      2,663,583             --
                                                           -----------    -----------    -----------
Cash and cash equivalents at end of period                 $   445,375      1,030,363       (213,161)
                                                           ===========    ===========    ===========
Supplemental disclosure of noncash financing activities:
   Issuance of common stock in exchange for
     common stock subscriptions                            $        --             --          7,027
   Conversion of demand notes payable and the related
     accrued interest to common stock                               --             --      2,442,304
   Cashless exercise of preferred warrants                          --             --         49,880
   Conversion of preferred to common stock                          40            409          2,929
   Preferred stock dividend issued in shares                    39,162         64,144      1,311,653
                                                           ===========    ===========    ===========


See accompanying notes to unaudited consolidated financial statements.

               ATLANTIC TECHNOLOGY VENTURES, INC. and SUBSIDIARIES
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2002

(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2002 or for any subsequent period. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-KSB, as amended, of Atlantic Technology Ventures, Inc. and its subsidiaries ("Atlantic") as of and for the year ended December 31, 2001.

(2)      LIQUIDITY

         Atlantic has reported net losses of $1,734,945, $5,802,478, and $2,446,515 for the years ended December 31, 2001, 2000 and 1999, respectively. Atlantic has reported a net loss of $589,840 for the six months ended June 30, 2002. The loss from date of inception, July 13, 1993, to June 30, 2002 amounts to $26,917,362. Also, Atlantic has $445,375 in cash and cash equivalents and $501,667 in accounts receivable as of June 30, 2002 being received in cash on July 8, 2002. Atlantic's cash reserves are primarily the result of a private placement of its common stock in December 2001. In addition, on June 28, 2002, Atlantic licensed the exclusive worldwide rights to the CT-3 compound to Indevus Pharmaceuticals, Inc. As a result of this agreement, Atlantic received a licensing fee of $500,000, which is included in accounts receivable at June 30, 2002 and was received on July 8, 2002. Aside from this, Atlantic currently has no revenue-generating activities. Atlantic anticipates that its current resources will be sufficient to finance for the next several months its currently anticipated needs for operating and capital expenditures. Atlantic plans to achieve this by continuing to reduce expenses, including by means of voluntary salary deferrals. As a result of these changes, Atlantic expects that its average monthly cash outlay will be approximately $130,000. Atlantic does not currently have any committed sources of financing, and due to the trading price of its common stock it is not currently able to access funding under its agreement with Fusion Capital Fund II, LLC. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts or classification of liabilities which might result from the outcome of this uncertainty.

         Atlantic's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances and its ability to realize the full potential of its technology in development. As stated above, in June 2002, Atlantic licensed the rights to the CT-3 compound to Indevus Pharmaceuticals, Inc. in exchange for, among other things, a licensing fee of $500,000 being received in cash on July 8, 2002. During December 2001, Atlantic received net proceeds of approximately $1,848,000 from the private placement of securities with various individual investors and $100,000 from Fusion Capital. During the second quarter of 2002, Fusion also purchased 10,000 shares of Atlantic common stock for $1,667. Additional funds are currently not available on acceptable terms and may not become available, and there can be no assurance that any additional funding that Atlantic does obtain will be sufficient to meet Atlantic's needs in the short and long term. To date, a significant portion of Atlantic's financing has been through private placements of common stock and warrants, the issuance of common stock for stock options and warrants exercised, debt financing and the licensing of its technologies. Until Atlantic's operations generate significant revenues, Atlantic will continue to fund operations from cash on hand and through the sources of capital previously described.

         Atlantic's common stock was delisted from the Nasdaq SmallCap Market effective at the close of business August 23, 2001 for failing to meet the minimum-bid-price requirements set forth in the NASD Marketplace Rules. As of August 23, 2001, Atlantic's common stock trades on the Over-the-Counter Bulletin Board under the symbol "ATLC.OB". Delisting of Atlantic's common stock from Nasdaq could have a material adverse effect on its ability to raise additional capital, its stockholders' liquidity and the price of its common stock.

(3)      COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share is calculated by dividing net income (loss) applicable to common shares by the weighted-average number of common shares outstanding for the period plus contingently issuable shares for little or no consideration. Diluted net income (loss) per common share for the three months ended June 30, 2002 is calculated by dividing net income (loss) applicable to common shares by the weighted-average common shares outstanding for the period plus 2,923,080 common stock equivalents from assumed conversions of the Series A preferred stock. Assumed exercise of stock options and warrants were excluded since their effect is antidilutive. Diluted net loss per common share for the three months ended June 30, 2001 and the six-month periods ended June 30, 2002 and 2001, respectively equals basic net loss per common share, since common stock equivalents from stock options, stock warrants, stock subscriptions and convertible preferred stock would have an anti dilutive effect because Atlantic incurred a net loss for these periods. The common stock equivalents from stock options, stock warrants, stock subscriptions, and convertible preferred stock which have not been included in the diluted calculations since their effect is antidilutive were 17,511,305 for the six months ended June 30, 2002 and 3,793,037 for the six months ended June 30, 2001.

(4)      INCOME TAXES

         Atlantic incurred a net loss for the six months ended June 30, 2002. In addition, Atlantic does not expect to generate book income for the year ended December 31, 2002. Therefore, no income taxes have been reflected for the three- and six-month periods ended June 30, 2002.

(5)      PREFERRED STOCK DIVIDEND

         On February 7, 2002 and January 16, 2001, Atlantic's board of directors declared a payment-in-kind dividend of 0.065 of a share of Series A convertible preferred stock for each share of Series A convertible preferred stock held as of a specified record date. The estimated fair value of these dividends of $39,162 and $64,144 was included in Atlantic's calculation of net income (loss) per common share for the six month periods ended June 30, 2002 and 2001, respectively.

(6)      ISSUANCE OF STOCK, STOCK OPTIONS AND WARRANTS

         On March 8, 2001, Atlantic entered into an agreement with The Investor Relations Group, Inc. ("IRG") under which IRG will provide Atlantic investor relations services. Pursuant to this agreement, Atlantic issued to Dian Griesel, the principal of IRG, warrants to purchase 120,000 shares of its common stock at an exercise price of $0.875 per share and agreed to pay IRG $7,500 per month. These warrants vest monthly in 5,000 share increments over a 24-month period. As part of its effort to reduce expenses, Atlantic concluded the agreement with IRG as of May 31, 2002 and therefore, the 45,000 unvested warrants have terminated. In addition, in lieu of paying $15,000 for services rendered in April and May 2002, IRG agreed to accept 75,000 common shares. The estimated fair value of these shares of $13,500 was recorded as a general and administrative expense during the second quarter of 2002. In addition, pursuant to EITF Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services," Atlantic recorded compensation expense of $22,695 and $34,666 for the three- and six-month periods ended June 30, 2001 relating to the original issuance of the stock warrants to purchase 120,000 shares. As a result of a decline in Atlantic's common stock price during the three- and six-month periods ended June 30, 2002 and the termination of 45,000 warrants, the cumulative expense associated with these warrants was reduced. The reduction in the estimated fair value of the warrants previously recorded and the current period expense resulted in a net reversal of compensation expense of $4,376 and $5,845, which reversal is recorded as a benefit during the three- and six-month periods ended June 30, 2002.

         Compensation for these warrants relates to investor relations services and represents a general and administrative expense (benefit).

         During the six months ended June 30, 2002, Atlantic granted employees an aggregate of 2,000,000 options outside of the Atlantic Pharmaceuticals, Inc. 1995 Stock Option Plan. Of these options, 475,000 options represent the annual issuance of stock options to Atlantic employees on terms similar to those of prior year. They vest 25% upon issuance and the remaining options vest in 25% increments on an annual basis. In addition, 950,000 of these options were issued as incentive options and will vest upon the earlier of the achievement of certain milestones by Atlantic or five years. The remaining 575,000 options were issued and fully vested in March 2002 as part of voluntary revisions to compensation arrangements with certain employees which principally resulted in the employees deferring a significant portion of their salary. This deferred salary is payable on the earlier of Atlantic's discretion, the employee's termination, and, in certain cases, at the conclusion of the employee's contract and as such Atlantic continues to accrue for those salary costs. The 2,000,000 options were granted at the stock price on the day of issuance, and are exercisable for a period of ten years regardless of whether the grantee continues to be employed by Atlantic.

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

         Pursuant to Atlantic's subsequent renegotiations with the Investors, the conversion price per share of the Series B preferred stock on any given day was amended to be the lower of (1) $1.00 or (2) 90% of the average of the two lowest closing bid prices on the principal market of the common stock out of the fifteen trading days immediately prior to conversion. The change in conversion price upon the renegotiations on January 9, 2001 resulted in a difference between the conversion price of the Series B preferred stock and the market price of the common stock on the effective date of the renegotiation. This amount, estimated at $600,000, was recorded as an imputed preferred-stock dividend within equity and is deducted from net income (loss) to arrive at net income (loss) applicable to common shares during the six month period ended June 30, 2001.

         On January 19, 2001, 41,380 shares of Series B preferred stock were converted by the Investors into 236,422 shares of Atlantic's common stock. On March 9, 2001, Atlantic and the Investors entered into a second stock repurchase agreement pursuant to which Atlantic repurchased from the Investors, for an aggregate purchase price of $617,067, all 165,518 shares of Atlantic's Series B preferred stock held by the Investors on March 9, 2001. The carrying amount of the 165,518 shares was equal to $480,000; therefore the amount in excess of the carrying amount, plus the estimated fair value of the warrants retained by the Investors, which equals $167,127, was recorded as a dividend upon repurchase of shares of Series B preferred stock and is deducted from net loss to arrive at net loss applicable to common shares.

(8)      DEVELOPMENT REVENUE

         In accordance with a now-terminated license and development agreement, Bausch & Lomb Surgical paid Atlantic's subsidiary, Optex Ophthalmologics, Inc. ("Optex"), for developing its Avantix (formerly known as Catarex) technology. For the six months ended June 30, 2002, this agreement provided no development revenue and no related cost-of-development revenue as compared to $2,461,922 of development revenue (including $1,067,345 in project-completion bonuses paid out and recognized at the completion of the project in March 2001) and related cost-of-development revenue of $2,082,568 for the six months ended June 30, 2001. The decrease in revenues and related expenses from Bausch & Lomb over last year was due to the fact that there were no revenues and related expenses since termination of the agreement in March 2001. With termination of the above agreement at the conclusion of the sale of substantially all of Optex's assets (mostly intangible assets with no book value) in March 2001, as described in note 9 below, Atlantic will no longer have the revenues or profits associated with that agreement.

(9)      SALE OF OPTEX ASSETS

         Pursuant to an asset purchase agreement dated January 31, 2001, among Bausch & Lomb Incorporated, a Bausch & Lomb affiliate, Atlantic, and Optex, on March 2, 2001, Optex sold to Bausch & Lomb substantially all of its assets (mostly intangible assets with no book value), including all those related to the Avantix (formerly known as Catarex) technology. The purchase price was $3 million paid at closing (of which approximately $564,000 has been distributed to Optex's minority shareholders). In addition, Optex is entitled to receive additional consideration, namely $1 million once Bausch & Lomb receives regulatory approval to market the Avantix device in Japan, royalties on net sales on the terms stated in the original development agreement dated May 14, 1998, between Bausch & Lomb and Optex, as amended, and minimum royalties of $90,000, $350,000, and $750,000 for the first, second, and third years, respectively, starting on first commercial use of the Avantix device or January 1, 2004, whichever is earlier. Optex also has the option to repurchase the acquired assets from Bausch & Lomb at fair value if it ceases developing the Avantix technology.

         Upon the sale of Optex assets, Bausch & Lomb's development agreement with Optex was terminated and Optex has no further involvement with Bausch & Lomb. As a result of this transaction, Atlantic recorded a net gain on the sale of Optex assets of $2,569,451 for the six-month period ended June 30, 2001. This includes a net loss of $240,000 for the quarter ended June 30, 2001, as described below. The purchase price of $3,000,000 is nonrefundable and upon the closing of the asset purchase agreement in March 2001, Optex had no further obligation to Bausch & Lomb or with regard to the assets sold. In the asset purchase agreement, Optex agreed to forgo future contingent payments provided for in the earlier development agreement. Optex has recorded a profit distribution for the six months ended June 30, 2001 of $837,274, representing the minority shareholders' percentage of the cumulative profit from the Bausch & Lomb development and asset purchase agreements up to and including proceeds from the sale of Optex's assets. (This figure includes the $564,000 referred to above.)

         On May 9, 2001, Atlantic's board of directors, after considering all the relevant facts and circumstances and consulting counsel agreed to authorize an aggregate payment of $240,000 to three former employees of Optex (who are now employed by Bausch & Lomb). The payments were made on May 11, 2001, and represented the settlement of claims made by the employees subsequent to the asset purchase agreement referred to above for severance monies allegedly due under their employment agreement. Atlantic did not believe these monies were due pursuant to the terms of the transaction or the respective employment agreements. The board of directors elected to acquiesce to the demands of the former employees and resolve the matter in light of the potential future royalties from Bausch & Lomb and the importance of these individuals to the ongoing development activities. The payment was recorded as an expense netted against gain on the sale of Optex assets during the second quarter of 2001.

(10)     PRIVATE PLACEMENT OF COMMON SHARES

         On November 6, 2001, Atlantic entered into an agreement with Joseph Stevens & Company, Inc. in which Joseph Stevens agreed to act as placement agent for a private placement of shares of Atlantic's common stock. In that private placement, the price of each share of Atlantic's common stock was $0.24 and the minimum and maximum subscription amounts were $2,000,000 and $3,000,000, respectively. In addition, each investor received a warrant to purchase one share of Atlantic's common stock for every share of Atlantic's common stock purchased by that investor. The warrants have an exercise price of $0.29 and are exercisable for five years from the closing date. On December 3, 2001, Atlantic issued to certain investors an aggregate of 8,333,318 shares of common stock for the minimum subscription of $2,000,000. In connection with the private placement, Atlantic paid Joseph Stevens a placement fee of $140,000, equal to 7% of the aggregate subscription amount, a warrant to purchase 833,331 shares of Atlantic's common stock, which represented 10% of the number of shares issued to the investors and 833,331 shares of Atlantic common stock. The term of the warrant is five years and the per share exercise price is $0.29. In conjunction with this private placement, Atlantic received net proceeds of approximately $1,848,000 in December 2001.

(11)     SERIES A ANTIDILUTION PROVISION

         The conversion price and conversion rate of the Series A preferred stock is subject to adjustment upon the occurrence of certain events, including the issuance of common stock at a per-share price less than either the conversion price or the then market price. Recent issuances of stock, options and warrants, including in connection with Atlantic's recent private placement, have necessitated that Atlantic adjust the conversion rate and conversion price of the Series A preferred stock. Accordingly, the conversion price of the Series A preferred stock has been decreased from $3.058 to $1.22, and the conversion rate has been increased from 3.27 to 8.21 to reflect all recent issuances of stock options and warrants through December 31, 2001. In connection with these changes, Atlantic has issued 66,666 make-up shares of common stock to certain former Series A preferred stock holders which are included in the net loss per common share calculation for the six months ended June 30, 2002. During the second quarter of 2002, the conversion rate was increased further to 8.22 as a result of the issuance of 75,000 shares to IRG and 10,000 shares to Fusion Capital.

(12)     LICENSING OF CT-3 TO INDEVUS PHARMACEUTICALS, INC.

         On June 28, 2002, Atlantic entered into a license agreement with Indevus Pharmaceuticals, Inc. in which Atlantic licensed to Indevus the exclusive worldwide rights to CT-3, its novel anti-inflammatory and analgesic compound currently in clinical development. Indevus will be responsible for all further development of CT-3, and Atlantic will have no future involvement with Indevus or CT-3 other than its rights under the license agreement to royalties and milestone payments. Under the license agreement, Atlantic received an initial licensing fee of $500,000. In accordance with SAB No. 101, "Revenue Recognition," Atlantic recognized $500,000 of licensing revenue during the quarter ended June 30, 2002, since it has no further obligations under the license agreement. Atlantic is entitled to additional milestone payments on occurrence of certain events specified in the license agreement, including commencement and completion of various clinical trials, the FDA's acceptance for filing of a New Drug Application, or "NDA," and Indevus securing other regulatory approvals for CT-3 in the United States and Europe, and Atlantic will be entitled to royalties once the compound begins to generate revenue.

(13)     LICENSING OF ANTIMICROBIAL AGENT ATV-02

         Atlantic has licensed from its inventors the worldwide rights to ATV-02, a potent and broad-spectrum antimicrobial agent for the local treatment of topical infections. This compound is more commonly known as N-Chlorotaurine, or "NCT." This compound has completed safety and tolerability studies in a limited number of subjects and has begun a series of Phase II human clinical studies for the treatment of several indications, including viral and bacterial conjunctivitis and acute and chronic sinusitis.

         Under the terms of the license agreement, Atlantic has exclusively licensed the inventors' rights (including the right to sublicense) pertaining to any novel therapeutic use or formulation of the compound. Atlantic has no clinical-development obligations under the license agreement, but it plans to continue developing ATV-02 in Europe in cooperation with the inventors using their philanthropic funding sources and plans to file an IND in the United States to develop the compound according to FDA regulations for approval in the United States. Atlantic was not required to pay a license fee under the license agreement, but if Atlantic proceeds with clinical development of the compound it would be required to make payments to the investors upon achieving certain milestones. Such payments would be payable in cash or company stock, at Atlantic's discretion. The milestone payments as set forth in the license agreement include (a) $100,000 upon the first new patent issuance, (b) $250,000 upon successful completion of a Phase III clinical trial, and (c) $1,000,000 upon receiving new drug approval. Atlantic would also be required to pay the inventors a total royalty of 4% of the net sales of the licensed products sold by Atlantic and 20% of the royalties which Atlantic receives from sublicensees. Atlantic is responsible for preparing, filing, prosecuting, and maintaining the patent applications and patent rights.

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

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JUNE 30, 2002 VS. 2001

         In the quarter ended June 30, 2002, Indevus Pharmaceuticals, Inc. paid us a $500,000 license fee as part of the consideration for our having licensed to Indevus, under a license agreement effective June 28, 2002, exclusive worldwide rights to CT-3, our novel anti-inflammatory and analgesic compound currently in clinical development. Indevus will be responsible for all further development of CT-3, and we will have no future involvement with Indevus or CT-3 other than in connection with our rights to royalties and milestone payments under the license agreement. Those milestone payments are contingent on occurrence of certain events specified in the agreement, including commencement and completion of various clinical trials, the FDA's acceptance for filing of an NDA, and Indevus securing other regulatory approvals for CT-3 in the United States and Europe. In accordance with SAB No. 101, "Revenue Recognition," we recognized $500,000 of licensing revenue during the quarter ended June 30, 2002, since we have no further obligations under the license agreement. We will record as additional revenue any additional payments we receive under the license agreement.

         For the quarter ended June 30, 2002, research and development expense was $139,935 as compared to $295,316 for the second quarter of 2001. The cessation of research and development activities on the antisense technology as a result of sale of the assets of our subsidiary Gemini Technologies, Inc. ("Gemini") accounted for approximately $81,000 of this decrease and a one time purchase of the CT-3 compound in the first quarter of 2002 accounted for $80,000 of the decrease since no similar purchase was required during the second quarter of 2002.

         For the quarter ended June 30, 2002, general and administrative expense was $333,114 as compared to $1,155,325 for the quarter ended June 30, 2001. A significant portion of this decrease is a result of the $444,000 estimated fair value of the 600,000 commitment shares we issued to Fusion Capital Fund II, LLC during the second quarter of 2001 in conjunction with a common stock purchase agreement entered into with Fusion Capital Fund II, LLC. Fusion's obligation to purchase our shares under this agreement is subject to certain conditions. A material contingency that affects our ability to raise funds under this agreement is our stock price. Currently, our stock price is below the floor price of $0.68 specified in the Fusion agreement and as a result we are currently unable to draw funds pursuant to that agreement. As the Fusion agreement is currently structured, we cannot guarantee that we will be able to draw any funds. In addition, the decrease was also due to reduced spending due to an increased effort to conserve cash as well as reduced levels of general and administrative activity. We had a decrease in payroll of approximately $73,000, a decrease in legal expenses of approximately $76,000, a decrease in investor relations services expenses of about $63,000, a decrease in accounting expense of about $52,000, a decrease in travel expenses of approximately $31,000, and a decrease of approximately $83,000 in other expenses.

         For the quarter ended June 30, 2002, we had a reduction in compensation expense relating to stock warrants of $4,376 as compared to an expense relating to stock warrants of $22,695 in the prior year. This expense was associated with warrants issued to Dian Griesel during March 2001 as partial compensation for investor relations services provided to us by The Investor Relations Group, Inc. ("IRG"). The reduction of compensation expense associated with these warrants is due to the decrease in our stock price during the quarter and the reversal of expense associated with 45,000 unvested warrants which were terminated on May 31, 2002. With the termination of the agreement with IRG there will be no more vesting of warrants and therefore we will not incur any additional compensation expense associated with the Dian Griesel warrants. Compensation expense relating to these investor relations services represents a general and administrative expense.

         For the second quarter of 2002, interest and other income was $2,907, compared to $14,334 for the second quarter of 2001. The decrease in interest income is primarily due to the decline in our cash reserves.

         Net income applicable to common shares for the quarter ended June 30, 2002, was $34,234 as compared to net loss applicable to common shares of $2,121,133 for the quarter ended June 30, 2001. The difference between the net income applicable to common shares for the quarter ended June 30, 2002 and the net loss applicable to common shares of $2,121,133 for the quarter ended June 30, 2001 is due in part to $500,000 of licensing revenue we recorded in connection with our licensing to Indevus exclusive worldwide rights to CT-3. In addition, research and development expenses decreased by $155,381 and general and administrative expenses, including compensation expenses relating to stock options and warrants, decreased by $849,282. Also, in the quarter ended June 30, 2001, we agreed to authorize an aggregate payment of $240,000 to three former employees of Optex; this payment was recorded as an expense netted against gain on the sale of Optex assets during the second quarter of 2001. In addition, we recorded a loss of $334,408 on the sale of the assets of our subsidiary Gemini, and our subsidiary Optex made an earnings distribution to its minority shareholders of $69,760. Currently, we do not have a recurring source of revenue.

SIX-MONTH PERIOD ENDED JUNE 30, 2002 VS. 2001

         In the six-month period ended June 30, 2002, Indevus Pharmaceuticals, Inc. paid us a $500,000 license fee as part of the consideration for our having licensed to Indevus, under a license agreement effective June 28, 2002, exclusive worldwide rights to CT-3, our novel anti-inflammatory and analgesic compound currently in clinical development. Indevus will be responsible for all further development of CT-3, and we will have no future involvement with Indevus or CT-3 other than in connection with our rights to royalties and milestone payments under the license agreement. Those milestone payments are contingent on occurrence of certain events specified in the agreement, including commencement and completion of various clinical trials, the FDA's acceptance for filing of an NDA, and Indevus securing other regulatory approvals for CT-3 in the United States and Europe. In accordance with SAB No. 101, "Revenue Recognition," we recognized $500,000 of licensing revenue during the quarter ended June 30, 2002, since we have no further obligations under the license agreement. We will record as additional revenue any additional payments we receive under the license agreement.

         In accordance with a now-terminated license and development agreement, Bausch & Lomb Surgical paid our subsidiary, Optex Ophthalmologics, Inc. ("Optex"), for developing its Avantix (formerly known as Catarex) technology. For the six months ended June 30, 2002, this agreement provided no development revenue and no related cost-of-development revenue as compared with $2,461,922 of development revenue (including $1,067,345 in project-completion bonuses paid out and recognized at the completion of the project in March 2001) and related cost-of-development revenue of $2,082,568 for the six months ended June 30, 2001. The decrease in revenues and related expenses from Bausch & Lomb over last year was due to the fact that there were no revenues and related expenses since termination of the agreement in March 2001.

         For the six months ended June 30, 2002, research and development expense was $341,777 as compared to $602,083 for the six months ended June 30, 2001. The cessation of research and development activities on our antisense technology as a result of the sale of the assets of Gemini accounted for approximately $156,000 of this decrease. In addition, research and development consulting expense decreased by approximately $86,000 and research and development salaries decreased by about $26,000.

         For the six months ended June 30, 2002, general and administrative expense was $762,337 as compared to $1,837,273 for the six months ended June 30, 2001. A significant portion of this decrease is a result of a finder's fee of $120,000 and the $444,000 estimated fair value of the 600,000 commitment shares we issued to Fusion Capital Fund II, LLC in conjunction with a common stock purchase agreement with Fusion Capital Fund II, LLC we entered into during 2001. Fusion's obligation to purchase our shares under this agreement is subject to certain conditions. A material contingency that affects our ability to raise funds under this agreement is our stock price. Currently, our stock price is below the floor price of $0.68 specified in the Fusion agreement and as a result we are currently unable to draw funds pursuant to that agreement. As the Fusion agreement is currently structured, we cannot guarantee that we will be able to draw any funds. In addition, the decrease was also due to reduced spending as a result of increased efforts to conserve cash as well as reduced levels of general and administrative activity. We had a decrease in payroll of approximately $69,000, a decrease in legal expenses of approximately $195,000, a decrease in investor relations services of about $77,000,a decrease in due diligence fees and Nasdaq fees of approximately $46,000 a decrease in accounting expense of about $44,000, a decrease in travel of approximately $27,000, and a decrease of approximately $53,000 in other expenses.

         For the six months ended June 30, 2002, we had a reduction in compensation expense relating to stock warrants of $5,845 as compared to an expense relating to stock warrants of $34,666 in the prior year. This expense was associated with warrants issued to Dian Griesel during March 2001 as partial compensation for investor relations services provided to us by IRG. The reduction of compensation expense associated with these warrants is due to the decrease in our stock price as compared to 2001 and the reversal of previously recorded expense associated with 45,000 unvested warrants which were terminated as of May 31, 2002. Compensation expense relating to these investor relations services represents a general and administrative expense. With the termination of the agreement with IRG there will be no more vesting of warrants and therefore we will not incur any additional compensation expense associated with the Dian Griesel warrants.

         For the six months ended June 30, 2002, interest and other income was $8,429, compared to $34,352 for the six months ended June 30, 2001. The decrease in interest income is primarily due to the decline in our cash reserves.

         Net loss applicable to common shares for the six months ended June 30, 2002, was $629,002 as compared to $1,265,502 for the six months ended June 30, 2001. This decrease in net loss applicable to common shares is attributable in part to $500,000 of licensing revenue we recorded in connection with our licensing to Indevus exclusive worldwide rights to CT-3. A gain on the sale of the assets of our subsidiary, Optex, was recognized during the six months ended June 30, 2001 in the amount of $2,569,451, partially offset by a distribution to the minority shareholders of Optex of $837,274. In addition, with the termination of our agreement with Bausch & Lomb, we no longer have available to us the revenue or profits associated with that agreement; as a result, we had no profit from this agreement for the six months ended June 30, 2002 as compared with $379,354 of profit for the same period in 2001. We recorded grant revenue of $250,000 for the six months ended June 30, 2001 that we did not have in six months ended June 30, 2002. The net loss applicable to common shares was further decreased by a reduction in research and development expenses and general and administrative expenses, including compensation expense relating to stock options and warrants of $260,306 and $1,115,447, respectively, for the six months ended June 30, 2002 as compared with the six months ended June 30, 2001. In the six months ended June 30, 2001, we also recorded a loss of $334,408 on sale of the assets of our subsidiary Gemini.

         Net loss applicable to common shares for the six months ended June 30, 2001 also included a beneficial conversion on our Series B preferred stock in the amount of $600,000 and a dividend of $167,127 paid on our repurchase of the outstanding Series B preferred stock, both recorded during the six months ended June 30, 2001. We also issued preferred stock dividends on our Series A preferred stock, for which the estimated fair value of $39,162 and $64,144 was included in the net income (loss) applicable to common shares for the six months ended June 30, 2002 and 2001, respectively. The decrease in the estimated fair value of these dividends as compared to the prior year is primarily a reflection of a decline in our stock price and a reduction of the number of shares of shares of Series A preferred stock outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         From inception to June 30, 2002, we incurred an accumulated deficit of $27,318,246, and we expect to continue to incur additional losses through the year ending December 31, 2002 and for the foreseeable future. This loss has been incurred primarily through research and development activities related to the various technologies under our control.

         Pursuant to an asset purchase agreement dated January 31, 2001, among Bausch & Lomb Incorporated, a Bausch & Lomb affiliate, Atlantic, and Optex, on March 2, 2001, Optex sold to Bausch & Lomb substantially all its assets (mostly intangible assets with no book value), including all those related to the Avantix (formerly known as Catarex) technology. As a result of this sale, Atlantic and Optex no longer have any obligations to Bausch & Lomb in connection with development of the Avantix technology. The purchase price was $3 million paid at closing (approximately $564,000 of which was distributed to minority shareholders). In addition, Optex is entitled to receive additional consideration, namely $1 million once Bausch & Lomb receives regulatory approval to market the

Avantix device in Japan, royalties on net sales on the terms stated in the original development agreement dated May 14, 1998, between Bausch & Lomb and Optex, as amended, and minimum royalties of $90,000, $350,000, and $750,000 for the first, second, and third years, respectively, starting on first commercial use of the Avantix device or January 1, 2004, whichever is earlier. Optex also has the option to repurchase the acquired assets from Bausch & Lomb if it ceases developing the Avantix technology at fair value. Upon the sale of Optex assets, Bausch & Lomb's development agreement with Optex was terminated. In the asset purchase agreement, Optex agreed to forgo future contingent payments provided for in the earlier development agreement. As a result of this transaction, we recorded a gain on the sale of Optex assets of $2,569,451. We made a profit distribution of $837,274 to Optex's minority shareholders, representing their share of the cumulative profit from the development agreement with Bausch & Lomb and the proceeds from the sale of Optex' assets.

         On November 6, 2001, we entered into an agreement with Joseph Stevens & Company, Inc. in which Joseph Stevens agreed to act as placement agent for a private placement of shares of our common stock. In that private placement, the price of each share of our common stock was $0.24 and the minimum and maximum subscription amounts were $2,000,000 and $3,000,000, respectively. In addition, each investor received a warrant to purchase one share of our common stock for every share of our common stock purchased by that investor. The warrants have an exercise price of $0.29 and are exercisable for five years from the closing date. On December 3, 2001, we issued to certain investors an aggregate of 8,333,318 shares of common stock for the minimum subscription of $2,000,000. In connection with the private placement, we paid Joseph Stevens a placement fee of $140,000, equal to 7% of the aggregate subscription amount, a warrant to purchase 833,331 shares of Atlantic's common stock, which represented 10% of the number of shares issued to the investors and 833,331 shares of our common stock. The term of this warrant is five years and the per share exercise price is $0.29. In conjunction with this private placement, we received net proceeds of approximately $1,848,000 in December 2001.

         On June 28, 2002, we licensed to Indevus Pharmaceuticals, Inc. the exclusive worldwide rights to CT-3 in exchange for a $500,000 licensing fee. Atlantic is also entitled to additional milestone payments on occurrence of certain events specified in the license agreement, including commencement and completion of various clinical trials, the FDA's acceptance for filing of a New Drug Application, or "NDA," and Indevus securing other regulatory approvals for CT-3 in the United States and Europe, and Atlantic will be entitled to royalties once the compound begins to generate revenue. Under the license agreement, Indevus is responsible for the clinical development, regulatory activities and commercializing this compound.

         We have financed our operations since inception primarily through equity and debt financing, our now-terminated collaborative arrangement with Bausch & Lomb and our licensing of CT-3 to Indevus. During the three- and six-month periods ended June 30, 2002, we had a net decrease in cash and cash equivalents of $487,850 and $1,146,386, respectively.

         This decrease primarily resulted from net cash used in operating activities for the six months ended June 30, 2002 of $1,120,047. Total cash resources as of June 30, 2002 were $445,375 compared to $1,591,761 at December 31, 2001. In addition, $501,667 of accounts receivable was collected subsequent to June 30, 2002.

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

         Our current liabilities as of June 30, 2002 were $427,737 compared to $508,613 at December 31, 2001, a decrease of $80,876. The decrease was primarily due to reduced spending due to an increased effort to conserve cash. As of June 30, 2002, our working capital was $524,305, primarily the result of receiving a $500,000 licensing fee from Indevus and of receiving $1,948,000 in net proceeds from two private placements of our common stock during December 2001.

         Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available as we need them or be available on acceptable terms. To date, a significant portion of our financing has been through private placements of common and preferred stock and warrants, the issuance of common stock for stock options and warrants exercised, and debt financing. Until our operations generate significant revenues, we will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.

         We anticipate that our current resources (including the $500,000 received in July 2002 from Indevus) will be sufficient to finance for the next several months our currently anticipated needs for operating and capital expenditures. We plan to achieve this by continuing to reduce expenses, including by means of voluntary salary deferrals. We expect that after implementing these cost-saving measures, our cash utilized for operations for the next year will be approximately $130,000 per month (including approximately $35,000 per month for research and preclinical development expenses and approximately $95,000 for general and administrative expenses). Our major outstanding contractual obligations relate to our operating (facilities) leases. Our facilities lease expense in future years extends through May 2003 at an aggregate rate of $7,675 per month, net of monthly sublease income of $750 per month which commenced March 2002.

         The report of our independent auditors on our 2001 consolidated financial statements includes an explanatory paragraph that states that our recurring losses and our limited liquid resources raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Subsequent to an oral hearing before a Nasdaq Listing Qualifications Panel, on August 23, 2001, our securities were delisted from the Nasdaq Stock Market for failing to meet the minimum-bid-price requirements set forth in the NASD Marketplace Rules, as our common stock had traded for less than $1.00 for more than 30 consecutive business days. Our common stock trades now on the OTC Bulletin Board under the symbol "ATLC.OB". Delisting our common stock from Nasdaq could have a material adverse effect on our ability to raise additional capital, our stockholders' liquidity and the price of our common stock.

Critical Accounting Policies

         In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in our annual report filed on Form 10-KSB as amended for the year ended December 31, 2001, however, we believe that none of them are considered to be critical.

RESEARCH AND DEVELOPMENT ACTIVITIES

Optex and the Avantix(TM) (formerly Catarex(TM)) Technology

         Our majority-owned (81.2%) subsidiary, Optex, is entitled to royalties and other revenues in connection with commercialization of the Catarex technology. Bausch & Lomb Incorporated, a multinational ophthalmics company, is developing this technology under the new trade name "Avantix" to overcome the limitations and deficiencies of traditional cataract-extraction techniques. Optex had been the owner of this technology and was developing it under a development agreement with Bausch & Lomb, but on March 2, 2001, Optex sold to Bausch & Lomb substantially all of its assets (mostly intangible assets with no book value), including those related to the Avantix technology, and delivered 2,400 "First-Generation" Avantix handpieces to Bausch & Lomb for use in human feasibility studies and clinical trials.

         Bausch & Lomb, which has committed over $15 million on the project to date, has assumed full responsibility for developing and marketing the technology and will pay Optex royalties on sales of the device and the associated system. Under the agreement governing Bausch & Lomb's purchase of Optex's assets, Bausch & Lomb is required to meet certain development milestones. The next such milestone is completion by December 31, 2002, of a clinical study designed by Bausch & Lomb to assess the functionality of the Avantix handpiece in human cataract surgery. We continue to work closely with Bausch & Lomb to monitor their progress in developing this technology, and, to the extent permitted by our agreement with Bausch & Lomb, we will report achievement of any development milestones.

CT-3 Anti-inflammatory/Analgesic Compound

         On June 28, 2002, we licensed exclusive world wide rights of our proprietary compound CT-3 to Indevus Pharmaceuticals, Inc. CT-3 is a patented synthetic derivative of carboxylic tetrahydrocannabinol (THC-7C) and is an alternative to nonsteroidal anti-inflammatory drugs, or "NSAIDs," such as aspirin and ibuprofen. Over 130 million Americans suffer from chronic pain and 40 million suffer from arthritis. Worldwide prescription sales of analgesic/anti-inflammatory drugs exceeded $9 billion in 1999. The overall field of inflammation and pain management is large and not fully satisfied, and a compound such as CT-3 may have broad applications in these major markets.

         CT-3 is being developed as a new medication for painful inflammatory conditions such as arthritis, post-operative pain, musculoskeletal injuries, headache and neuropathic pain. In addition, the compound possesses activity in preclinical models of multiple sclerosis and the cutaneous inflammation associated with exposure to the chemical warfare blister agent sulfur mustard. The U.S. Army Medical Research Institute is pursuing further work on this application.

         The principle mechanism of action of the compound appears to be the potent inhibition of the inflammatory cytokines, particularly interleukin-1 and TNF-alpha. Preliminary studies have shown that CT-3 demonstrates analgesic/anti-inflammatory properties at microgram doses without central nervous system or gastrointestinal side effects and also reduces joint damage caused by rheumatoid arthritis.

         An IND (investigational new drug application) has been filed with the U.S. Food and Drug Administration for CT-3, and an initial Phase I clinical trial designed to assess the safety of CT-3 showed that it was well tolerated, with no clinical significant adverse events and no evidence of psychotropic activity. The compound is currently being studied in Europe in a small Phase II study in patients with chronic neuropathic pain.

         On acquiring CT-3 Indevus paid us a licensing fee, and under the terms of our licensing agreement with Indevus it is required to pay us development milestones and royalties. Indevus will be responsible for developing and commercializing CT-3 and obtaining any required approvals. A director of Indevus is one of our shareholders; the transaction was approved by all the disinterested directors of Indevus.

ATV-02 Antimicrobial Agent (N-Chlorotaurine/NCT)

         We have licensed from its inventors the worldwide rights to the ATV-02, a potent and broad-spectrum antimicrobial agent for the local treatment of topical infections. This compound is more commonly known as N-Chlorotaurine or "NCT." The compound has completed safety and tolerability studies in a limited number of subjects and has begun a series of phase II human clinical studies for the treatment of several indications, including viral and bacterial conjunctivitis and acute and chronic sinusitis.

         Under the terms of the agreement, the company has exclusively licensed, including the right to sublicense, the inventors rights pertaining to any novel therapeutic use or formulation of N-Chlorotaurine and any of its derivatives or analogs, including pending and future patent applications for methods of using N-Chlorotaurine for a variety of clinical indications. Under the terms of the agreement there was no initial license fee, but we are required to pay the inventors milestone payments payable in cash or company stock at our discretion of (a) $100,000 upon the first new patent issuance, (b) $250,000 upon successful completion of a Phase III clinical trial, and (c) $1,000,000 upon receiving new drug approval. We are also required to pay the inventors a total royalty of 4% of the net sales of the licensed products sold by the Company, and 20% of the royalties which the company receives from sublicensees. Although the Company has no clinical development obligations under the license agreement, it plans to continue developing ATV-02 in Europe in cooperation with the inventors using their philanthropic funding sources and begin filing an IND in the US to develop it according to FDA regulations for approval in the US. The Company has assumed the responsibility for the preparation, filing, prosecution and maintenance of the patent applications and patent rights.

         As a broad-spectrum drug with bacterial, virucidal and fungicidal activity, ATV-02 has the potential to be a viable alternative to the use of antibiotics for the treatment of local infections. Since their discovery over a half a century ago, the misuse and overuse of antibiotics has caused a crisis of antibiotic resistant bacteria. In contrast to antibiotics, ATV-02 is a human disinfectant that is not expected to promote drug resistant bacteria.

         ATV-02 is a long-lived endogenous oxidant that is normally produced in the body by human granulocytes and monocytes. It demonstrates immune modulatory properties exerted by down regulation of pro-inflammatory cytokines such as tumor necrosis factor, nitric oxide, and protaglandins. Oxidants are important tools that stimulate human phagocytes used to attack and kill pathogens. Besides its immune controlling function, ATV-02 has demonstrated broad-spectrum bactericidal, virucidal, fungicidal and vermicidal activity, along with very low cytotoxicity against human cells and sufficient stability.

         All the human clinical studies completed to date have been conducted at the University of Innsbruck, Austria under the direction of the inventors: Dr. Waldemar Gottardi, Dr. Markus Nagl and Dr. Andreas Neher. These studies have all been approved by the Innsbruck Ethics Committee, were registered by the Austrian Ministry of Health, and funded by various philanthropic sources including the Austrian Science Fund and the Jubilee Research Fund of the Austrian National Bank.

         The Company will continue to evaluate the safety and efficacy of ATV-02 throughout the completion of the ongoing clinical studies being conducted in Innsbruck. Upon successful completion of these studies and the filing and approval of a US IND, the Company plans to initiate a licensing program to sublicense ATV-02 to a suitable strategic partner to assist in the clinical development, regulatory approval filing, manufacturing and marketing of ATV-02.

         About Sinusitis

         Sinusitis, or inflammation of the membrane lining the sinuses, is usually caused or complicated by a bacterial, viral or fungal infection. It's the most common reason for office-visit prescription of antibiotics in adults in the United States, and affects an estimated 14 percent of the population according to a report published in the June issue of The Journal of Allergy and Clinical Immunology. It is estimated to result in over 13 million office visits per year. Figures suggest the total annual direct cost of treatment, including drugs, office visits to doctors and surgery, is in excess of US $2.4 billion.

         About Conjunctivitis

         Conjunctivitis, or "pink eye", is a bacterial or viral infection of the eye's conjunctiva, and is probably the most common infection seen in eye doctors' offices. It is a very contagious disease and causes symptoms such as tearing, redness and swelling of the conjunctiva, purulent discharge and light sensitivity. Conjunctivitis usually takes up to two weeks to run its course, and there remains no effective treatment to date for viral conjunctivitis.

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

10.60(17) Amendment No. 1 dated March 2, 2001, to the January 31 Asset Purchase
          Agreement.

10.61(17) Asset purchase agreement dated as of April 23, 2001, between Atlantic, Gemini Technologies, Inc., and IFN, Inc.

10.62(18) Securities purchase agreement dated as of November 2, 2001, between Atlantic and certain investors.

10.62(18) Placement agreement dated as of November 6, 2001, between Joseph
          Stevens & Company, Inc. and Atlantic.

10.64* License agreement dated October 18, 2001, between Dr. Waldemar Gottardi, Dr. Markus Nagl and Dr. Andreas Neher and Atlantic.

10.65*++ License agreement dated June 28, 2002, between Atlantic and Indevus Pharmaceuticals, Inc.

21.1(1)   Subsidiaries of Atlantic.

99.1*    Certification of the Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

99.2* Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

------

+ Confidential treatment has been granted as to certain portions of these exhibits.

++ Confidential treatment has been requested as to certain portions of these exhibits.


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

                               ATLANTIC TECHNOLOGY VENTURES, INC.


Date:  August 14, 2002         /s/ Frederic P. Zotos
                               ------------------------------------
                               Frederic P. Zotos
                               President, Chief Executive Officer, and Director


Date:  August 14, 2002         /s/ Nicholas J. Rossettos
                               ------------------------------------
                               Nicholas J. Rossettos
                               Chief Financial Officer