Form 10QSB
period 2002-09-30
ATLANTIC TECHNOLOGY VENTURES INC
filed 2002-11-07
CIK 1001316

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 2002
                               ------------------

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ___________.

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

             350 FIFTH AVENUE, SUITE 5507, NEW YORK, NEW YORK 10118
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 267-2503
         ---------------------------------------------------------------
                           (Issuer's telephone number)

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

Yes    X             No
    -------            -------

Number of shares of common stock outstanding as of November 7, 2002: 16,989,596

Transitional Small Business Disclosure Format (check one): Yes        No  X
                                                             -----      -----

                                      INDEX

                                                                                          Page
                                                                                          ----
PART I--  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets (unaudited)
         as of September 30, 2002 and December 31, 2001                                     3

         Consolidated Statements of Operations (unaudited)
         for the three and nine months ended September 30, 2002 and 2001,
         and the period from July 13, 1993 (inception) to September 30, 2002                4

         Consolidated Statements of Cash Flows (unaudited)
         for the nine months ended September 30, 2002 and 2001, and the
         period from July 13, 1993 (inception) to September 30, 2002                        5

         Notes to Consolidated Financial Statements (unaudited)                             6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                                  11

Item 4   Controls and Procedures                                                           17

PART II-- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                  18

SIGNATURES                                                                                 24


PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                                  SEPTEMBER 30,            DECEMBER 31,
                                                 ASSETS                               2002                    2001
                                                                                -----------------      ------------------
Current assets:
    Cash and cash equivalents                                                   $        375,845               1,591,761
    Prepaid expenses                                                                      81,614                  38,593
                                                                                -----------------      ------------------
                    Total current assets                                                 457,459               1,630,354

Property and equipment, net                                                               70,237                 105,153
Other assets                                                                              19,938                  22,838
                                                                                -----------------      ------------------

                    Total assets                                                $        547,634               1,758,345
                                                                                =================      ==================

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                       $        503,945                 508,613


Stockholders' equity:
    Preferred stock, $.001 par value. Authorized 10,000,000
       shares; 1,375,000 shares designated as Series A
       convertible preferred stock                                                            --                      --
    Series A convertible preferred stock, $.001 par value.
       Authorized 1,375,000 shares; 379,152 and 346,357 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively
       (liquidation preference aggregating $4,928,976 and $4,502,641 at
       September 30, 2002 and December 31, 2001, respectively)                               379                     346
    Convertible preferred stock warrants, 112,896 issued and outstanding at
       September 30, 2002 and December 31, 2001                                          520,263                 520,263
    Common stock, $.001 par value. Authorized 50,000,000
       shares; 16,989,596 and 15,965,359 shares issued and outstanding
       at September 30, 2002 and December 31, 2001, respectively                          16,990                  15,965
    Common stock subscribed. 182 shares at September 30, 2002
       and December 31, 2001                                                                  --                      --
    Additional paid-in capital                                                        27,411,259              27,442,106
    Deficit accumulated during development stage                                     (27,904,660)            (26,728,406)
                                                                                -----------------      ------------------
                                                                                          44,231               1,250,274

    Less common stock subscriptions receivable                                              (218)                   (218)
    Less treasury stock, at cost                                                            (324)                   (324)
                                                                                -----------------      ------------------

                    Total stockholders' equity                                            43,689               1,249,732
                                                                                -----------------      ------------------

                    Total liabilities and stockholders' equity                  $        547,634               1,758,345
                                                                                =================      ==================


     See accompanying notes to unaudited consolidated financial statements.

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                                      CUMULATIVE
                                                                                                                     PERIOD FROM
                                                                                                                    JULY 13, 1993
                                                               THREE MONTHS ENDED              NINE MONTHS ENDED    (INCEPTION) TO
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,       SEPTEMBER 30,
                                                           ------------------------      ------------------------   ---------------
                                                               2002          2001             2002          2001           2002
                                                          ------------   ----------      ----------    ----------   ----------------
Revenues:
    Development revenue                                   $        --    $       --     $        --    $  2,461,922  $   8,713,720
    License revenue                                                --            --         500,000              --      3,000,000
    Grant revenue                                                  --            --              --         250,000        616,659
                                                          ------------   ----------     -----------    ------------  --------------
          Total revenues                                           --            --         500,000       2,711,922     12,330,379
                                                          ------------   ----------     -----------    ------------  --------------
Costs and expenses:
    Cost of development revenue                                    --            --              --       2,082,568      7,084,006
    Research and development                                  125,376       172,257         467,153         774,340     10,858,779
    Acquired in-process research and
       development                                                 --            --              --              --      2,653,382
    General and administrative                                462,864       496,294       1,225,201       2,333,567     19,899,834
    Compensation expense (benefit) relating to stock
       warrants (general and administrative), net                  --        35,968          (5,845)         70,634      1,093,631
    License fees                                                   --            --              --              --        173,500
                                                          ------------   ----------     -----------    ------------  -------------
          Total operating expenses                            588,240       704,519       1,686,509       5,261,109     41,763,132
                                                          ------------   ----------     -----------    ------------  -------------
          Operating loss                                     (588,240)     (704,519)     (1,186,509)     (2,549,187)   (29,432,753)

Other (income) expense:
    Interest and other income                                  (1,826)       (6,266)        (10,255)        (40,618)    (1,303,401)
    Gain on sale of Optex assets                                   --            --              --      (2,569,451)    (2,569,451)
    Loss on sale of Gemini assets                                  --            --              --         334,408        334,408
    Interest expense                                               --            --              --              --        625,575
    Equity in loss of affiliate                                    --        37,309              --          58,993        146,618
    Distribution to minority shareholders                          --            --              --         837,274        837,274
                                                          ------------   ----------     -----------    ------------  -------------
          Total other (income) expense                         (1,826)       31,043         (10,255)     (1,379,394)    (1,928,977)
                                                          ------------   ----------     -----------    ------------  -------------
          Net loss                                        $  (586,414)   $ (735,562)    $(1,176,254)   $ (1,169,793) $ (27,503,776)
                                                          ===========    ==========     ===========    ============  =============
Imputed convertible preferred stock
    dividend                                                       --            --              --         600,000      5,931,555
Dividend paid upon repurchase of Series B                          --            --              --         167,127        400,884
Preferred stock dividend issued in
    preferred shares                                           26,598        43,305          65,760         107,449      1,456,272
                                                          ------------   ----------     -----------    ------------  -------------
Net loss applicable to common shares                      $  (613,012)   $ (778,867)    $(1,242,014)   $ (2,044,369) $ (35,292,487)
                                                          ===========    ==========     ===========    ============  =============
Net loss per common share:
    Basic and diluted                                     $     (0.04)   $    (0.11)$         (0.07)   $     (0.30)
                                                          ===========    ==========     ===========    ============
Weighted average shares of common stock outstanding:
    Basic and diluted                                      16,989,596     7,166,090      16,949,797      6,734,788
                                                          ===========    ==========     ===========    ============


     See accompanying notes to unaudited consolidated financial statements.

               ATLANTIC TECHNOLOGY VENTURES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                                       CUMULATIVE
                                                                                                                      PERIOD FROM
                                                                                                                     JULY 13, 1993
                                                                           NINE MONTHS ENDED SEPTEMBER 30,           (INCEPTION) TO
                                                                     ----------------------------------------         SEPTEMBER 30,
                                                                           2002                    2001                    2002
                                                                     -----------------      -----------------    ------------------
Cash flows from operating activities:
    Net loss                                                         $      (1,176,254)            (1,169,793)       (27,503,776)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
         Acquired in-process research and development                               --                     --          1,800,000
         Expense relating to issuance
            of common stock and warrants                                        13,500                488,100            799,802
         Expense relating to the issuance of options                                --                     --             81,952
         Expense related to Channel merger                                          --                     --            657,900
         Change in equity of affiliate                                              --                 58,993            146,618
         Compensation expense (benefit) relating to
            stock options and warrants                                          (5,845)                70,634          1,301,676
         Discount on notes payable - bridge financing                               --                     --            300,000
         Depreciation                                                           37,113                 55,015            609,844
         Gain on sale of Optex assets                                               --             (2,569,451)        (2,569,451)
         Distribution to Optex minority shareholders                                --                837,274            837,274
         Loss on sale of Gemini assets                                              --                334,408            334,408
         Loss on disposal of furniture and equipment                               493                     --             73,880
         Changes in assets and liabilities:
            Decrease in accounts receivable                                         --                192,997                 --
            Increase in prepaid expenses                                       (43,021)                (4,595)           (81,614)
            Decrease in deferred revenue                                            --             (1,294,615)                --
            Decrease in accrued expenses                                        (4,668)              (664,637)          (123,213)
            Increase (decrease) in accrued interest                                 --                     --            172,305
            Decrease (increase) in other assets                                  2,900                (19,937)           (19,938)
                                                                     -----------------      -----------------    ---------------
              Net cash used in operating activities                         (1,175,782)            (3,685,607)       (23,182,333)
                                                                     -----------------      -----------------    ---------------
Cash flows from investing activities:
    Purchase of furniture and equipment                                         (2,690)              (108,250)          (924,021)
    Investment in affiliate                                                         --                     --           (146,618)
    Proceeds from sale of Optex assets                                              --              3,000,000          3,000,000
    Proceeds from sale of furniture and equipment                                   --                     --              6,100
                                                                     -----------------      -----------------    ---------------
              Net cash provided by (used in) investing activities               (2,690)             2,891,750          1,935,461
                                                                     -----------------      -----------------    ---------------
Cash flows from financing activities:
    Proceeds from exercise of warrants                                              --                     --              5,500
    Proceeds from exercise of stock options                                         --                     --            397,098
    Proceeds from issuance of demand notes payable                                  --                     --          2,395,000
    Repayment of demand notes payable                                               --                     --           (125,000)
    Proceeds from the issuance of notes payable -
       bridge financing                                                             --                     --          1,200,000
    Proceeds from issuance of warrants                                              --                     --            300,000
    Repayment of notes payable - bridge financing                                   --                     --         (1,500,000)
    Repurchase of common stock                                                      --                     --               (324)
    Preferred stock dividend paid                                                 (807)                  (987)            (2,112)
    Net proceeds from the issuance of common stock                             (36,637)                    --          9,450,872
    Proceeds from issuance of convertible preferred stock                           --                     --         11,441,672
    Repurchase of convertible preferred stock                                       --               (617,067)        (1,128,875)
    Distribution to Optex minority shareholders                                     --               (811,114)          (811,114)
                                                                     -----------------       ----------------    ---------------
              Net cash provided by (used in) financing activities              (37,444)            (1,429,168)        21,622,717
                                                                     -----------------       ----------------    ---------------

              Net decrease in cash and cash equivalents                     (1,215,916)            (2,223,025)           375,845

Cash and cash equivalents at beginning of period                             1,591,761              2,663,583                 --
                                                                     -----------------       ----------------    ---------------
Cash and cash equivalents at end of period                           $         375,845                440,558            375,845
                                                                     =================       ================    ===============
Supplemental disclosure of noncash financing activities:
    Issuance of common stock in exchange for
       common stock subscriptions                                    $              --                     --              7,027
    Conversion of demand notes payable and the related
       accrued interest to common stock                                             --                     --          2,442,304
    Cashless exercise of preferred warrants                                         --                     --             49,880
    Conversion of preferred to common stock                                         40                    409              2,889
    Preferred stock dividend issued in shares                                   65,760                107,449          1,299,089
                                                                     =================    ===================   ================


     See accompanying notes to unaudited consolidated financial statements.

               ATLANTIC TECHNOLOGY VENTURES, INC. and SUBSIDIARIES
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2002

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

(2)  LIQUIDITY

         Atlantic has reported net losses of $1,734,945, $5,802,478, and $2,446,515 for the years ended December 31, 2001, 2000 and 1999, respectively. Atlantic has reported a net loss of $1,176,254 for the nine months ended September 30, 2002. The net loss from date of inception, July 13, 1993, to September 30, 2002 amounts to $27,503,776. Also, Atlantic has $375,845 in cash and cash equivalents as of September 30, 2002. Atlantic's cash reserves are primarily the result of Atlantic's receipt of a licensing fee of $500,000 in July 2002 resulting from Atlantic's licensing the exclusive worldwide rights to the CT-3 compound to Indevus Pharmaceuticals, Inc. Aside from this, Atlantic currently has no revenue-generating activities which continues to increase Atlantic's working capital deficit. Atlantic anticipates that its current resources will be sufficient to fund for approximately the next two months its currently anticipated needs for operating and capital expenditures. Atlantic plans to achieve this by deferring payments on currently outstanding obligations to certain service providers. Atlantic expects that its average monthly cash outlay will be approximately $130,000. Atlantic does not currently have any committed sources of financing, and due to the trading price of its common stock it is not currently able to access funding under its agreement with Fusion Capital Fund II, LLC. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts or classification of liabilities which might result from the outcome of this uncertainty.

         Atlantic's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances and its ability to realize the full potential of its technology in development. As stated above, in June 2002, Atlantic licensed the rights to the CT-3 compound to Indevus Pharmaceuticals, Inc. in exchange for, among other things, a licensing fee of $500,000. During December 2001, Atlantic received net proceeds of approximately $1,848,000 from the private placement of securities with various individual investors and $100,000 from Fusion Capital. During the nine months ended September 30, 2002, Fusion also purchased 10,000 shares of Atlantic common stock for $1,667. Additional funds are currently not available on acceptable terms and may not become available, and there can be no assurance that any additional funding that Atlantic does obtain will be sufficient to meet Atlantic's needs in the short and long term. To date, a significant portion of Atlantic's financing has been through private placements of common stock and warrants, the issuance of common stock for stock options and warrants exercised, debt financing and the licensing of its technologies. Until Atlantic's operations generate significant revenues, Atlantic will continue to fund operations from cash on hand and through the sources of capital previously described.

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

(3)      COMPUTATION OF NET LOSS PER COMMON SHARE

         Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period plus contingently issuable shares for little or no consideration. Diluted net loss per common share equals basic net loss per common share, since common stock equivalents from stock options, stock warrants, stock subscriptions and convertible preferred stock would have an anti dilutive effect because Atlantic incurred a net loss during each period presented. The common stock equivalents from stock options, stock warrants, stock subscriptions, and convertible preferred stock which have not been included in the diluted calculations since their effect is antidilutive were 17,705,984 and 3,929,352 for the nine months ended September 30, 2002 and 2001 respectively.

(4)      INCOME TAXES

         Atlantic incurred a net loss for the nine months ended September 30, 2002 and 2001. In addition, Atlantic does not expect to generate book income for the year ended December 31, 2002. Therefore, no income taxes have been reflected for the three- and nine-month periods ended September 30, 2002 and 2001.

(5)      PREFERRED STOCK DIVIDEND

         On February 7, 2002 and August 15, 2002, Atlantic's board of directors declared a payment-in-kind dividend of 0.065 of a share of Series A convertible preferred stock for each share of Series A convertible preferred stock held as of a specified record date. The estimated fair value of these dividends of $26,598 and $65,760 was included in Atlantic's calculation of net loss per common share for the three- and nine-month periods ended September 30, 2002, respectively. The equivalent dividends for the three- and nine-month periods ended September 30, 2001 had an estimated fair value of $43,305 and $107,449, respectively and are recorded in the same manner.

(6)      ISSUANCE OF STOCK, STOCK OPTIONS AND WARRANTS

         On March 8, 2001, Atlantic entered into an agreement with The Investor Relations Group, Inc. ("IRG") under which IRG provided Atlantic investor relations services. Pursuant to this agreement, Atlantic issued to Dian Griesel, the principal of IRG, warrants to purchase 120,000 shares of its common stock at an exercise price of $0.875 per share and agreed to pay IRG $7,500 per month. These warrants vested monthly in 5,000 share increments over a 24-month period. As part of its effort to reduce expenses, Atlantic concluded the agreement with IRG as of May 31, 2002 and therefore, the 45,000 unvested warrants have terminated. In addition, in lieu of paying $15,000 for services rendered in April and May 2002, IRG agreed to accept 75,000 common shares. The estimated fair value of these shares of $13,500 was recorded as a general and administrative expense during the nine months ended September 30, 2002. In addition, pursuant to EITF Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services," Atlantic recorded compensation expense of $34,666 for the nine-month period ended September 30, 2001 relating to the original issuance of the stock warrants to purchase 120,000 shares. As a result of a decline in Atlantic's common stock price during the nine-month period ended September 30, 2002 and the termination of 45,000 warrants, the cumulative expense associated with these warrants was reduced. The reduction in the estimated fair value of the warrants previously recorded and the current period expense resulted in a net reversal of compensation expense of $5,845, which reversal is recorded as a benefit during the nine-month period ended September 30, 2002.

         Compensation for these warrants relates to investor relations services and represents a general and administrative expense (benefit).

         During the nine months ended September 30, 2002, Atlantic granted employees an aggregate of 2,000,000 options outside of the Atlantic Pharmaceuticals, Inc. 1995 Stock Option Plan. Of these options, 475,000 options represent the annual issuance of stock options to Atlantic employees on terms similar to those of prior year. They vest 25% upon issuance and the remaining options vest in 25% increments on an annual basis. In addition, 950,000 of these options were issued as incentive options and will vest upon the earlier of the achievement of certain milestones by Atlantic or five years. The remaining 575,000 options were issued and fully vested in March 2002 as part of voluntary revisions to compensation arrangements with certain employees which principally resulted in the employees deferring a significant portion of their salary. This deferred salary is payable on the earlier of Atlantic's discretion, the employee's termination, and, in certain cases, at the conclusion of the employee's contracts and as such Atlantic continues to accrue for those salary costs. The 2,000,000 options were granted at the stock price on the day of issuance, and are exercisable for a period of ten years regardless of whether the grantee continues to be employed by Atlantic.

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

         Pursuant to Atlantic's subsequent renegotiations with the Investors, the conversion price per share of the Series B preferred stock on any given day was amended to be the lower of (1) $1.00 or (2) 90% of the average of the two lowest closing bid prices on the principal market of the common stock out of the fifteen trading days immediately prior to conversion. The change in conversion price upon the renegotiations on January 9, 2001 resulted in a difference between the conversion price of the Series B preferred stock and the market price of the common stock on the effective date of the renegotiation. This amount, estimated at $600,000, was recorded as an imputed preferred-stock dividend within equity and is deducted from net loss to arrive at net loss applicable to common shares during the nine-month period ended September 30, 2001.

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

(8)      DEVELOPMENT REVENUE

         In accordance with a now-terminated license and development agreement, Bausch & Lomb Surgical paid Atlantic's subsidiary, Optex Ophthalmologics, Inc. ("Optex"), for developing its Avantix (formerly known as Catarex) technology. For the nine months ended September 30, 2002, this agreement provided no development revenue and no related cost-of-development revenue as compared to $2,461,922 of development revenue (including $1,067,345 in project-completion bonuses paid out and recognized at the completion of the project in March 2001) and related cost-of-development revenue of $2,082,568 for the nine months ended September 30, 2001. The decrease in revenues and related expenses from Bausch & Lomb over last year was due to the fact that there were no revenues and related expenses since termination of the agreement in March 2001. With termination of the above agreement at the conclusion of the sale of substantially all of Optex's assets (mostly intangible assets with no book value) in March 2001, as described in note 9 below, Atlantic no longer has the revenues or profits associated with that agreement.

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

         Upon the sale of Optex assets, Bausch & Lomb's development agreement with Optex was terminated and Optex has no further involvement with Bausch & Lomb. As a result of this transaction, Atlantic recorded a net gain on the sale of Optex assets of $2,569,451 for the nine-month period ended September 30, 2001. This includes a net loss of $240,000 for the quarter ended June 30, 2001, as described below. The purchase price of $3,000,000 is nonrefundable and upon the closing of the asset purchase agreement in March 2001, Optex had no further obligation to Bausch & Lomb or with regard to the assets sold. In the asset purchase agreement, Optex agreed to forgo future contingent payments provided for in the earlier development agreement. Optex has recorded a profit distribution for the nine months ended September 30, 2001 of $837,274, representing the minority shareholders' percentage of the cumulative profit from the Bausch & Lomb development and asset purchase agreements up to and including proceeds from the sale of Optex's assets. (This figure includes the $564,000 referred to above.)

         On May 9, 2001, Atlantic's board of directors, after considering all the relevant facts and circumstances and consulting counsel agreed to authorize an aggregate payment of $240,000 to three former employees of Optex (who became employed by Bausch & Lomb). The payments were made on May 11, 2001, and represented the settlement of claims made by the employees subsequent to the asset purchase agreement referred to above for severance monies allegedly due under their employment agreement. Atlantic did not believe these monies were due pursuant to the terms of the transaction or the respective employment agreements. The board of directors elected to acquiesce to the demands of the former employees and resolve the matter in light of the potential future royalties from Bausch & Lomb and the importance of these individuals to the ongoing development activities. The payment was recorded as an expense netted against gain on the sale of Optex assets during the second quarter of 2001.

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

(11)     SERIES A ANTIDILUTION PROVISION

         The conversion price and conversion rate of the Series A preferred stock is subject to adjustment upon the occurrence of certain events, including the issuance of common stock at a per-share price less than either the conversion price or the then market price. Recent issuances of stock, options and warrants, including in connection with Atlantic's private placement in 2001, have necessitated that Atlantic adjust the conversion rate and conversion price of the Series A preferred stock. Accordingly, the conversion price of the Series A preferred stock was decreased from $3.058 to $1.22, and the conversion rate has been increased from 3.27 to 8.21 to reflect all recent issuances of stock options and warrants through December 31, 2001. In connection with these changes, Atlantic issued 66,666 make-up shares of common stock to certain former Series A preferred stock holders which are included in the net loss per common share calculation for the nine months ended September 30, 2002. During the nine months ended September 30, 2002, the conversion rate was increased further to
8.22 as a result of the issuance of 75,000 shares to IRG and 10,000 shares to Fusion Capital.

(12)     LICENSING OF CT-3 TO INDEVUS PHARMACEUTICALS, INC.

         On June 28, 2002, Atlantic entered into a license agreement with Indevus Pharmaceuticals, Inc. in which Atlantic licensed to Indevus the exclusive worldwide rights to CT-3, its novel anti-inflammatory and analgesic compound currently in clinical development. Indevus will be responsible for all further development of CT-3, and Atlantic will have no future involvement with Indevus or CT-3 other than its rights under the license agreement to royalties and milestone payments. Under the license agreement, Atlantic received an initial licensing fee of $500,000. In accordance with SAB No. 101, "Revenue Recognition," Atlantic recognized $500,000 of licensing revenue during the nine months ended September 30, 2002, since it has no further obligations under the license agreement. Atlantic is entitled to additional milestone payments on occurrence of certain events specified in the license agreement, including commencement and completion of various clinical trials, the FDA's acceptance for filing of a New Drug Application, or "NDA," and Indevus securing other regulatory approvals for CT-3 in the United States and Europe, and Atlantic will be entitled to royalties once the compound begins to generate revenue.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         YOU SHOULD READ THE FOLLOWING DISCUSSION OF OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION IN CONJUNCTION WITH OUR ANNUAL REPORT ON FORM 10-KSB, AS AMENDED FOR THE YEAR ENDED DECEMBER 31, 2001. THIS DISCUSSION INCLUDES "FORWARD-LOOKING" STATEMENTS THAT REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. WE USE WORDS SUCH AS WE "EXPECT," "ANTICIPATE," "BELIEVE," AND "INTEND" AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. INVESTORS SHOULD BE AWARE THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM OUR EXPRESSED EXPECTATIONS BECAUSE OF RISKS AND UNCERTAINTIES INHERENT IN FUTURE EVENTS, PARTICULARLY THOSE RISKS IDENTIFIED IN THE "RISK FACTORS" SECTION OF OUR MOST RECENT ANNUAL REPORT ON FORM 10-KSB, AND SHOULD NOT UNDULY RELY ON THESE FORWARD LOOKING STATEMENTS.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2002 VS. 2001

         During the three month periods ended September 30, 2002 and 2001, we had no revenue.

         For the quarter ended September 30, 2002, research and development expense was $125,376 as compared to $172,257 for the third quarter of 2001. The decrease is primarily a result of a reduction in patent prosecution fees of $44,000 resulting from the licensing of our drug CT-3 to Indevus Pharmaceuticals, Inc. in June of 2002.

         For the quarter ended September 30, 2002, general and administrative expense was $462,864 as compared to $496,294 for the quarter ended September 30, 2001. The decrease is due primarily to a decrease in expenses associated with payroll and investor relations services of $31,000 and $40,000 respectively. In addition, in the third quarter of 2001, we had expenses associated with the issuance of 35,000 shares of our common stock to each of BH Capital Investments, L.P. and Excalibur Limited Partnership in August 2001 in return for their commitment to provide us with $3.5 million of financing in connection with an asset purchase for which we had submitted a bid. We subsequently issued those shares, but we did not ultimately purchase those assets. Those shares had an estimated fair value of $44,100 which was recorded as a general and administrative expense for the three months ended September 30, 2001. There was no similar expense in the quarter ended September 30, 2002. These reductions in expenses are offset by increases in expenses associated with tax preparation services, valuation services and legal services of $32,000, $37,000 and $17,000 respectively.

         For the quarter ended September 30, 2002, there was no compensation expense relating to stock warrants as compared to an expense relating to stock warrants of $35,968 in the prior year. This expense was associated with warrants issued to Dian Griesel during March 2001 as partial compensation for investor relations services provided to us by The Investor Relations Group, Inc. ("IRG"). With the termination of the agreement with IRG as of May 31, 2002, there is no more vesting of warrants and as a result, we will not incur any additional compensation expense associated with the Dian Griesel warrants. Compensation expense relating to these investor relations services represents a general and administrative expense.

         For the third quarter of 2002, interest and other income was $1,826, compared to $6,266 for the third quarter of 2001. The decrease in interest income is primarily due to the decline in our cash reserves.

         Net loss applicable to common shares for the quarter ended September 30, 2002, was $613,012 as compared to $778,867 for the quarter ended September 30, 2001. This decrease in net loss applicable to common shares is attributable primarily to a reduction in research and development expenses of $46,881 and a reduction in general and administrative expenses of $33,430. As a result of the termination of the investor relations services agreement with IRG, we had a reduction in compensation expense relating to stock warrants of $35,968. In the quarter ended September 30, 2001, net loss included our share of the losses of TeraComm Research, Inc. amounting to $37,309. We had no such expense since September 30, 2001 since the value of the investment was written down to zero. We also issued preferred stock dividends on our Series A preferred stock for which the estimated fair value of $26,598 and $43,305 was included in the net loss applicable to common shares for the quarters ended September 30, 2002 and 2001, respectively. The decline in the estimated fair value of these dividends is primarily due to the decrease in our stock price.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2002 VS. 2001

         In the nine-month period ended September 30, 2002, Indevus Pharmaceuticals, Inc. paid us a $500,000 license fee as part of the consideration for our having licensed to Indevus, under a license agreement effective June 28, 2002, exclusive worldwide rights to CT-3, our novel anti-inflammatory and analgesic compound currently in clinical development. Indevus will be responsible for all further development of CT-3, and we will have no future involvement with Indevus or CT-3 other than in connection with our rights to royalties and milestone payments under the license agreement. Those milestone payments are contingent on occurrence of certain events specified in the agreement, including commencement and completion of various clinical trials, the FDA's acceptance for filing of an NDA, and Indevus securing other regulatory approvals for CT-3 in the United States and Europe. In accordance with SAB No. 101, "Revenue Recognition," we recognized $500,000 of licensing revenue during the nine months ended September 30, 2002, since we have no further obligations under the license agreement. We will record as additional revenue any additional payments we receive under the license agreement.

         In accordance with a now-terminated license and development agreement, Bausch & Lomb Surgical paid our subsidiary, Optex Ophthalmologics, Inc. ("Optex"), for developing its Avantix (formerly known as Catarex) technology. For the nine months ended September 30, 2002, this agreement provided no development revenue and no related cost-of-development revenue as compared with $2,461,922 of development revenue (including $1,067,345 in project-completion bonuses paid out and recognized at the completion of the project in March 2001) and related cost-of-development revenue of $2,082,568 for the nine months ended September 30, 2001. The decrease in revenues and related expenses from Bausch & Lomb over last year is due to the fact that there were no revenues and related expenses since termination of the agreement in March 2001.

         For the nine months ended September 30, 2002, research and development expense was $467,153 as compared to $774,340 for the nine months ended September 30, 2001. The cessation of research and development activities on our antisense technology as a result of the sale of the assets of Gemini accounted for approximately $159,000 of this decrease. In addition, research and development consulting expense decreased by approximately $86,000 and research and development salaries decreased by approximately $58,000 primarily as a result of the sale of substantially all of the assets of Gemini in May of 2001.

         For the nine months ended September 30, 2002, general and administrative expense was $1,225,201 as compared to $2,333,567 for the nine months ended September 30, 2001. A significant portion of this decrease is a result of a finder's fee of $120,000 and the $444,000 estimated fair value of the 600,000 commitment shares we issued to Fusion Capital Fund II, LLC in conjunction with a common stock purchase agreement with Fusion Capital Fund II, LLC we entered into during 2001. Fusion's obligation to purchase our shares under this agreement is subject to certain conditions. A material contingency that affects our ability to raise funds under this agreement is our stock price. Currently, our stock price is below the floor price of $0.68 specified in the Fusion agreement and as a result we are currently unable to draw funds pursuant to that agreement. As the Fusion agreement is currently structured, we cannot guarantee that we will be able to draw any funds. In addition, in the nine months ended September 30, 2001, we had expenses associated with the issuance of 35,000 shares of our common stock to each of BH Capital Investments, L.P. and Excalibur Limited Partnership in August 2001 in return for their commitment to provide us with $3.5 million of financing in connection with an asset purchase for which we had submitted a bid. We subsequently issued those shares, but we did not ultimately purchase those assets. Those shares had an estimated fair value of $44,100 which was recorded as a general and administrative expense for the nine months ended September 30, 2001. The decrease in general and administrative expenses was also due to reduced spending as a result of increased efforts to conserve cash as well as reduced levels of general and administrative activity. We had a decrease in payroll of approximately $96,000 partially as a result of the sale of substantially all of the assets of Gemini in May of 2001, a decrease in legal expenses of approximately $180,000, a decrease in investor relations services of about $118,000, a decrease in due diligence fees and Nasdaq fees of approximately $59,000 and a decrease in travel and conference expenses of approximately $48,000.

         For the nine months ended September 30, 2002, we had a reduction in previously recognized compensation expense relating to stock warrants of $5,845 as compared to an expense relating to stock warrants of $70,634 in the prior year. This expense was associated with warrants issued to Dian Griesel during March 2001 as partial compensation for investor relations services provided to us by IRG. The reduction of compensation expense associated with these warrants is due to the decrease in our stock price as compared to 2001 and the reversal of previously recorded expense associated with 45,000 unvested warrants which were terminated as of May 31, 2002. Compensation expense relating to these investor relations services represents a general and administrative expense. With the termination of the agreement with IRG there will be no more vesting of warrants and therefore we will not incur any additional compensation expense associated with the Dian Griesel warrants.

         For the nine months ended September 30, 2002, interest and other income was $10,255, compared to $40,618 for the nine months ended September 30, 2001. The decrease in interest income is primarily due to the decline in our cash reserves.

         Net loss applicable to common shares for the nine months ended September 30, 2002, was $1,242,014 as compared to $2,044,369 for the nine months ended September 30, 2001. This decrease in net loss applicable to common shares is attributable in part to the recognition of a gain on the sale of the assets of our subsidiary, Optex during the nine months ended September 30, 2001 in the amount of $2,569,451, partially offset by a distribution to the minority shareholders of Optex of $837,274. In addition, with the termination of our agreement with Bausch & Lomb, we no longer have available to us the revenue or profits associated with that agreement; as a result, we had no profit from this agreement for the nine months ended September 30, 2002 as compared with $379,354 of profit for the same period in 2001. We recorded grant revenue of $250,000 for the nine months ended September 30, 2001 that we did not have in nine months ended September 30, 2002. In the nine months ended September 30, 2001, we also recorded a loss of $334,408 on sale of the assets of our subsidiary Gemini. Partially offsetting the decrease in net loss, we recognized $500,000 of licensing revenue we recorded in connection with our licensing to Indevus exclusive worldwide rights to CT-3. The net loss applicable to common shares was further decreased by a reduction in research and development expenses and general and administrative expenses, including compensation expense relating to stock options and warrants of $307,187 and $1,184,845, respectively, for the nine months ended September 30, 2002 as compared with the nine months ended September 30, 2001.

         Net loss applicable to common shares for the nine months ended September 30, 2001 also included a beneficial conversion on our Series B preferred stock in the amount of $600,000 and a dividend of $167,127 paid on our repurchase of the outstanding Series B preferred stock. We also issued preferred stock dividends on our Series A preferred stock, for which the estimated fair value of $65,760 and $107,449 was included in the net loss applicable to common shares for the nine months ended September 30, 2002 and 2001, respectively. The decrease in the estimated fair value of these dividends as compared to the prior year is primarily a reflection of a decline in our stock price.

LIQUIDITY AND CAPITAL RESOURCES

         From inception to September 30, 2002, we incurred an accumulated deficit of $27,904,660, and we expect to continue to incur additional losses through the year ending December 31, 2002 and for the foreseeable future. This loss has been incurred primarily through research and development activities related to the various technologies under our control.

         Pursuant to an asset purchase agreement dated January 31, 2001, among Bausch & Lomb Incorporated, a Bausch & Lomb affiliate, Atlantic, and Optex, on March 2, 2001, Optex sold to Bausch & Lomb substantially all its assets (mostly intangible assets with no book value), including all those related to the Avantix (formerly known as Catarex) technology. As a result of this sale, Atlantic and Optex no longer have any obligations to Bausch & Lomb in connection with development of the Avantix technology. The purchase price was $3 million paid at closing (approximately $564,000 of which was distributed to minority shareholders). In addition, Optex is entitled to receive additional consideration, namely $1 million once Bausch & Lomb receives regulatory approval to market the Avantix device in Japan, royalties on net sales on the terms stated in the original development agreement dated May 14, 1998, between Bausch & Lomb and Optex, as amended, and minimum royalties of $90,000, $350,000, and $750,000 for the first, second, and third years, respectively, starting on first commercial use of the Avantix device or January 1, 2004, whichever is earlier. Optex also has the option to repurchase the acquired assets from Bausch & Lomb if it ceases developing the Avantix technology at fair value. Upon the sale of Optex assets, Bausch & Lomb's development agreement with Optex was terminated. In the asset purchase agreement, Optex agreed to forgo future contingent payments provided for in the earlier development agreement. As a result of this transaction, we recorded a gain on the sale of Optex assets of $2,569,451. During the first nine months of 2001, we made a profit distribution of $837,274 to Optex's minority shareholders, representing their share of the cumulative profit from the development agreement with Bausch & Lomb and the proceeds from the sale of Optex' assets. (This figure includes the $564,000 referred to above.)

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

         We have financed our operations since inception primarily through equity and debt financing, our now-terminated collaborative arrangement with Bausch & Lomb and our licensing of CT-3 to Indevus. During the three- and nine-month periods ended September 30, 2002, we had a net decrease in cash and cash equivalents of $69,530 (including the receipt of the $500,000 licensing fee from Indevus in July 2002) and $1,215,916, respectively.

         This decrease primarily resulted from net cash used in operating activities for the nine months ended September 30, 2002 of $1,175,782. Total cash resources as of September 30, 2002 were $375,845 compared to $1,591,761 at December 31, 2001.

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

         Our current liabilities as of September 30, 2002 were $503,945 compared to $508,613 at December 31, 2001, a decrease of $4,668. The decrease was primarily due to reduced spending due to an increased effort to conserve cash. As of September 30, 2002, our current liabilities exceeded our current assets and we had a working capital deficit of $46,486. Atlantic currently has no revenue-generating activities which continues to increase Atlantic's working capital deficit.

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

         We anticipate that our current resources will be sufficient to fund for approximately the next two months our currently anticipated needs for operating and capital expenditures. We plan to achieve this by deferring payments on currently outstanding obligations to certain service providers. We expect that our average monthly outlay will be approximately $130,000 per month (including approximately $35,000 per month for research and preclinical development expenses and approximately $95,000 for general and administrative expenses). Our major outstanding contractual obligations relate to our operating (facilities) leases. Our facilities lease expense in future years extends through May 2003 at an aggregate rate of approximately $7,700 per month, net of monthly sublease income of $750 per month which commenced March 2002.

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

RESEARCH AND DEVELOPMENT ACTIVITIES

OPTEX AND THE AVANTIX(TM) (FORMERLY CATAREX(TM)) TECHNOLOGY

         Our majority-owned (81.2%) subsidiary, Optex, is entitled to royalties and other revenues in connection with commercialization of the Catarex technology. Bausch & Lomb Incorporated, a multinational ophthalmics company, is developing this technology under the new trade name "Avantix" to overcome the limitations and deficiencies of traditional cataract-extraction techniques. Optex had been the owner of this technology and was developing it under a development agreement with Bausch & Lomb, but on March 2, 2001, Optex sold to Bausch & Lomb substantially all of its assets (mostly intangible assets with no book value), including those related to the Avantix technology, and delivered 2,400 "First-Generation" Avantix hand pieces to Bausch & Lomb for use in human feasibility studies and clinical trials.

         Bausch & Lomb, which has committed over $15 million on the project to date, has assumed full responsibility for developing and marketing the technology and will pay Optex royalties on sales of the device and the associated system. Under the agreement governing Bausch & Lomb's purchase of Optex's assets, Bausch & Lomb is required to meet certain development milestones. The next such milestone is completion by December 31, 2002, of a clinical study designed by Bausch & Lomb to assess the functionality of the Avantix hand piece in human cataract surgery. We continue to work closely with Bausch & Lomb to monitor their progress in developing this technology, and, to the extent permitted by our agreement with Bausch & Lomb, we will report achievement of any development milestones.

CT-3 ANTI-INFLAMMATORY/ANALGESIC COMPOUND

         On June 28, 2002, we licensed exclusive worldwide rights of our proprietary compound CT-3 to Indevus Pharmaceuticals, Inc. CT-3 is a patented synthetic derivative of carboxylic tetrahydrocannabinol (THC-7C) and is an alternative to nonsteroidal anti-inflammatory drugs, or "NSAIDs," such as aspirin and ibuprofen. Over 130 million Americans suffer from chronic pain and 40 million suffer from arthritis. Worldwide prescription sales of analgesic/anti-inflammatory drugs exceeded $9 billion in 1999. The overall field of inflammation and pain management is large and not fully satisfied, and a compound such as CT-3 may have broad applications in these major markets.

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

         Under the terms of the agreement, the company has exclusively licensed, including the right to sublicense, the inventors rights pertaining to any novel therapeutic use or formulation of N-Chlorotaurine and any of its derivatives or analogs, including pending and future patent applications for methods of using N-Chlorotaurine for a variety of clinical indications. Under the terms of the agreement there was no initial license fee, but we are required to pay the inventors milestone payments payable in cash or company stock at our discretion of (a) $100,000 upon the first new patent issuance, (b) $250,000 upon successful completion of a Phase III clinical trial, and (c) $1,000,000 upon receiving new drug approval. We are also required to pay the inventors a total royalty of 4% of the net sales of the licensed products sold by the Company, and 20% of the royalties, which the company receives from sublicensees. Although the Company has no clinical development obligations under the license agreement, it plans to continue developing ATV-02 in Europe in cooperation with the inventors using their philanthropic funding sources and begin filing an IND in the US to develop it according to FDA regulations for approval in the US. The Company has assumed the responsibility for the preparation, filing, prosecution and maintenance of the patent applications and patent rights.

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

ITEM 4:  CONTROLS AND PROCEDURES

         Within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, Atlantic's management including the Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Atlantic's disclosure controls and procedures as defined in Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Atlantic's current disclosure controls and procedures are effective. There have been no significant changes in Atlantic's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation by the Chief Executive Officer and Chief Financial Officer.

         The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II -- OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

         The following documents are referenced or included in this report.

Exhibit
No.          Description
--------     -----------

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

10.62(18)   Placement agreement dated as of November 6, 2001, between Joseph
            Stevens & Company, Inc. and Atlantic.

10.64(19)   License agreement dated October 18, 2001, between Dr. Waldemar
            Gottardi, Dr. Markus Nagl and Dr. Andreas Neher and Atlantic.

10.65(19)+  License agreement dated June 28, 2002, between Atlantic and Indevus
            Pharmaceuticals, Inc.

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

(18) Incorporated by reference to exhibits of Atlantic's Form 8-K filed on December 6, 2001.

(19) Incorporated by reference to exhibits of Atlantic's Form 10-QSB for the period ended June 30, 2002.

REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, Atlantic caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ATLANTIC TECHNOLOGY VENTURES, INC.


Date:  November 7, 2002                 /s/ FREDERIC P. ZOTOS
                                        ----------------------------------
                                        Frederic P. Zotos
                                        President and Chief Executive Officer


Date:  November 7, 2002                 /s/ NICHOLAS J. ROSSETTOS
                                        ---------------------------------
                                        Nicholas J. Rossettos
                                        Chief Financial Officer

CERTIFICATIONS

I, Frederic P. Zotos, certify that:

  1. I have reviewed this quarterly report on Form 10-QSB of Atlantic Technology Ventures, Inc.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     /s/ FREDERIC P. ZOTOS
                                     -----------------------------------
                                     Frederic P. Zotos
                                     President and Chief Executive Officer
                                     November 7, 2002

  I, Nicholas J. Rossettos, certify that:

  1. I have reviewed this quarterly report on Form 10-QSB of Atlantic Technology Ventures, Inc.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                              /s/ NICHOLAS J. ROSSETTOS
                                              --------------------------------
                                              Nicholas J. Rossettos
                                              Chief Financial Officer
                                              November 7, 2002