Form 10KSB
period 2002-12-31
MANHATTAN PHARMACEUTICALS INC
filed 2003-04-14
CIK 1001316

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___to___

                         Commission File Number 0-27282
                         ------------------------------

                         MANHATTAN PHARMACEUTICALS, INC.
               (Exact name of issuer as specified in its charter)

             Delaware                                     36-3898269
             --------                                     ----------
    (State or other jurisdiction               (IRS Employer Identification No.)
  of incorporation or organization)

 787 Seventh Avenue, 48th Floor, New York, New York         10019
 --------------------------------------------------         -----
      (Address of Principal Executive Offices)           (Zip Code)

                                 (212) 554-4525
                                  -------------
                           (Issuer's telephone number)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

                                      None

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                   Units, each unit consisting of one share of
                     Common Stock and one Redeemable Warrant
                     Common Stock, par value $.001 per share
                               Redeemable Warrants

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2002 were $500,000.

As of March 31, 2003 there were 116,811,980 outstanding shares of common stock, par value $.001 per share.

The aggregate market value of the voting common stock of the issuer held by non-affiliates of the issuer on March 31, 2003 based on the closing price of the common stock as quoted by the NASD Over-the-Counter Bulletin Board on such date was $14,017,438.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                                                       TABLE OF CONTENTS
                                                                                                              PAGE
                                                                                                              ----
PART I

Item 1          Description of Business.....................................................................    1

Item 2          Legal Proceedings...........................................................................   17

Item 3          Description of Property.....................................................................   17

Item 4          Submission of Matters to a Vote of Security Holders.........................................   18

PART II

Item 5          Market for Common Equity and Related Stockholder Matters....................................   18

Item 6          Management's Discussion and Analysis of Financial Condition and Results of Operations or
                Plan of Operations..........................................................................   19

Item 7          Consolidated Financial Statements...........................................................   27

Item 8          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........   27

PART III

Item 9          Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
                16(a) of the Exchange Act...................................................................   29

Item 10         Executive Compensation......................................................................   32

Item 11         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                Matter......................................................................................   38

Item 12         Certain Relationships and Related Transactions..............................................   39

Item 13         Exhibit List and Reports on Form 8-K........................................................   40

Item 14         Controls and Procedures.....................................................................   44

                Index to Consolidated Financial Statements..................................................  F-1

References to the "Company," the "Registrant," "we," "us," or "our" or in this Annual Report on Form 10-KSB refer to Manhattan Pharmaceuticals, Inc. (formerly known as Atlantic Technology Ventures, Inc.), a Delaware corporation, and our consolidated subsidiaries, together taken as a whole, unless the context indicates otherwise.

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

         In particular, the "Risk Factors" section following Item 1 and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in Item 6 of this annual report include forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we "expect," "anticipate," "believe," and "intend" and similar expressions to identify forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, particularly those risks identified in the subsection entitled "Risk Factors" following Item 1 in this Annual Report, and should not unduly rely on these forward looking statements.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         We were incorporated in Delaware on May 18, 1993 under the name "Atlantic Pharmaceuticals, Inc." and in March 2000, we changed our name to "Atlantic Technology Ventures, Inc." We are engaged in the business of developing and commercializing early-stage technologies, particularly biomedical and pharmaceutical technologies. We aim to acquire proprietary rights to these technologies, by license or acquiring an ownership interest, fund their research and development and eventually bring the technologies to market. During 2002, we had rights to technologies relating to three different drug candidates with potential application in the areas of cataract, anti-inflammatory and anti-microbial treatments.

         On February 21, 2003, we completed a "reverse" acquisition of privately-held Manhattan Research Development, Inc. (formerly known as Manhattan Pharmaceuticals, Inc.), a Delaware corporation. To effect this transaction, we caused Manhattan Pharmaceuticals Acquisition Corp., our wholly-owned subsidiary, to merge with and into Manhattan Research Development, with Manhattan Research Development surviving as our wholly owned subsidiary. In accordance with the terms of the merger, the outstanding shares of common stock of Manhattan Research Development automatically converted into the right to receive an aggregate of approximately 80 percent of our outstanding common stock (after giving effect to the transaction). For accounting purposes, however, Manhattan Research Development was treated as the acquiring company. In connection with the merger, we also changed our name to "Manhattan Pharmaceuticals, Inc."

         Since its inception in August 2001, Manhattan Research Development has been engaged in the development of novel pharmaceutical therapies for the treatment of obesity. Following our acquisition of

Manhattan Research Development, we will continue to focus on acquiring proprietary rights to biomedical and pharmaceutical technologies, by licensing or acquiring an ownership interest, funding their research and development and bringing the technologies to market. However, our primary focus since the merger is the development and commercialization of the technologies owned or licensed by Manhattan Research Development, while maintaining existing relationships we have developed with third parties relating to the development of drug candidates to which we had rights prior to the merger.

OLEOYL-ESTRONE

         We currently have no drugs or other products available for commercial sale and, other than drug candidates being developed by third parties, we have only one drug candidate, oleoyl-estrone, in development. We acquired our rights to oleoyl-estrone ("OE"), a hormone that attaches to a fatty acid, as a result of our merger with Manhattan Research Development in February 2003. OE is an orally administered small molecule that has been shown to cause significant weight loss in preclinical animal studies regardless of dietary modifications. It appears that OE causes weight loss in two ways. First, scientists believe that weight loss is regulated by a part of the hypothalamus, located in the brain, called the ponderostat. It is believed that the ponderostat regulates the body's weight in a manner similar to the way in which a thermostat regulates a room's temperature. Preclinical studies suggest that OE resets the ponderostat, telling the body that a lower weight is normal. We believe that this signal then decreases appetite, which leads to weight loss that may be maintained even after OE treatment is discontinued. Second, fat cells that have been treated with OE appear to shrink in size, indicating a local effect of OE acting directly on the cells. The apparent dual effect of OE leads us to believe that the drug has the potential to cause weight loss in a variety of obese and overweight patients.

         OE was developed by researchers at the University of Barcelona ("UB") in Spain. Throughout a decade of research, scientists of the Nitrogen-Obesity Research Group at UB noted that hormones that effect metabolism play a significant role in body weight regulation. At the same time the obesity research community suggested that weight is regulated by the ponderostat, a central mechanism in the hypothalamus of the brain believed to set the point of ideal weight. Researchers at UB believe that a hormone controls the ponderostat, raising or lowering body weight by changing the central set point for the entire body.

         After examining the available work related to estrogens and changes in body weight and body fat percentage (such as during pregnancy), researchers at UB noted that the estrogen-like hormone, estrone, was elevated in the blood of both obese men and women. Initially thought to be a simple estrogen, UB researchers noticed that although estrone levels were elevated, very few obese men suffer from the effects of high estrogen. Further testing revealed that OE was the main form of estrone that existed in obese patients. The researchers suggested that when cells become filled with fat they produce OE, signaling the brain to lose weight. They further suggested that fat cells in obese people do not produce sufficiently high levels of OE to signal the ponderostat to suppress appetite and cause weight loss. Based on this concept, investigators at UB believed that they could induce weight loss by increasing levels of OE in obese individuals. When OE was given to rats, the rats lost weight in a dose-dependent manner, bearing out the idea that OE is a primary weight loss signal produced by fat cells. No side effects were observed in the rats and, in female rats, uterine size remained unchanged, indicating that OE did not act as an estrogen.

2002 PRODUCT CANDIDATES

Avantix

         Through Optex Ophthalmologics, Inc., our majority-owned subsidiary (81.2%), we have the right to receive royalties from Bausch & Lomb Incorporated on sales of a Catarex technology, known under the trade name "Avantix," which is designed to help persons overcome the limitations and deficiencies of traditional cataract-extraction techniques. known by the trade name "Avantix." In March 2001, Optex sold to Bausch & Lomb substantially all of its assets, including those related to the Avantix technology. Since then, Bausch & Lomb has undertaken complete responsibility for developing and marketing Avantix and is required to pay Optex royalties on sales of the device and associated system. Bausch & Lomb is also required to meet certain development milestones. Although we no longer devote any resources to developing Avantix, we will continue to work closely with Bausch & Lomb to monitor its progress in developing this technology.

CT-3

         In 1994, we acquired the exclusive worldwide rights to CT-3, an anti-inflammatory/analgesic compound from its inventor, Sumner Burstein. CT-3 is a patented synthetic derivative of carboxylic tetrahydrocannabinol (THC-7C) and is an alternative to nonsteroidal anti-inflammatory drugs, or "NSAIDs," such as aspirin and ibuprofen. CT-3 was designed as a new medication for painful inflammatory conditions, such as arthritis, post-operative pain, musculoskeletal injuries, headaches and neuropathic pain. In addition, the compound possesses activity in preclinical models of multiple sclerosis and the cutaneous inflammation associated with exposure to the chemical warfare blister agent sulfur mustard. The U.S. Army Medical Research Institute is pursuing further work on this application. Pursuant to our license agreement with Dr. Burstein, we are obligated to pay royalties of 3 percent of the net sales of all licensed CT-3 products sold by us and 8 percent of the amount of royalties we receive from the net sales by any sublicensees of CT-3 products and processes.

         In June 2002, we licensed exclusive world wide rights to CT-3 to Indevus Pharmaceuticals, Inc. for which we received from Indevus an initial licensing fee of $400,000 and an inventory transfer fee of $100,000. Pursuant to the terms of our license agreement, Indevus is responsible for developing and commercializing CT-3 and obtaining all required regulatory approvals. Indevus is obligated to pay us development milestones and royalties. Like Avantix, although we will continue to work with Indevus to monitor its progress in developing CT-3, we will no longer devote our own resources to developing this product.

         In July 2002, we received notice on Dr. Burstein's behalf claiming that the $500,000 we received from Indevus triggered our obligation to pay him an 8 percent royalty. In September 2002, we informed Dr. Burstein of our position that the royalty payment is triggered only upon our receipt of royalties resulting from sales of CT-3 products by Indevus, our sublicensee. Dr. Burstein then purported to terminate his license to us. We believe this purported termination is invalid and, in accordance with the terms of our license agreement with Dr. Burstein, we have filed a claim for arbitration, which is pending. For a more complete discussion of our dispute with Dr. Burstein, see "ITEM 2- LEGAL PROCEEDINGS" in this Form 10-K.

ATV-02 Antimicrobial Agent (N-Chlorotaurine)

         Until February 2003, we had licensed from its inventors the worldwide rights to ATV-02, a potent and broad-spectrum antimicrobial agent for the local treatment of topical infections. This compound is more commonly known as N-Chlorotaurine, or "NCT." The compound has completed safety and tolerability studies in a limited number of subjects and has begun a series of Phase II human clinical studies for the treatment of several indications, including viral and bacterial conjunctivitis and acute and chronic sinusitis.

         Under the terms of the agreement, we had exclusively licensed, including the right to sublicense, the inventors' rights pertaining to any novel therapeutic use or formulation of NCT and any of its derivatives or analogs, including pending and future patent applications for methods of using NCT for a variety of clinical indications. Under the terms of the agreement there was no initial license fee, but we were required to pay the inventors milestone payments payable in cash or company stock at our discretion of (a) $100,000 upon the first new patent issuance, (b) $250,000 upon successful completion of a Phase III clinical trial, and (c) $1,000,000 upon receiving new drug approval. We are also required to pay the inventors a total royalty of 4 percent of the net sales of the licensed products sold by us, and 20 percent of the royalties that we received from sublicensees.

         In connection with the merger with Manhattan Research Development, we licensed all of our rights to NCT to an entity controlled by Frederic Zotos, Joseph Rudick, Michael Ferrari, each of whom were former officers and/or directors of our company, and Walter Glomb, who has provided us with consulting services in the past. In exchange for the license to these persons, we are entitled to receive a 10 percent share of any milestone, royalty or other revenue generated by NCT. Accordingly, as a result of our transfer of our rights to the NCT technology, we will no longer devote any of our resources to the development of NCT.

MARKET  AND COMPETITION

         According to estimates, the market for prescription anti-obesity drugs is approximately $10 billion, or equal to that of diabetes. It is estimated that 61 percent of Americans are overweight and that 26 percent are obese. According to the National Institute of Health's estimate, direct costs for the treatment of obesity in 1988 were in excess of $45 billion and accounted for nearly 8 percent of the total national cost of health care in the United States. By 1999, direct costs for the treatment of obesity had reached $102.2 billion dollars. Meridia(R) and Xenical(R), two currently approved anti-obesity medications, together accounted for approximately $800 million in sales in 2001. We believe that the disease currently lacks a treatment that is safe and effective for most patient groups, and that OE has the potential to meet the needs of this market.

         Competition in the pharmaceutical industry, and the anti-obesity drug market in particular, is intensely competitive. In addition to Abbott Laboratories, Inc. and Roche Holdings AG, the makers of Meridia(R) and Xenical,(R) respectively, some of the largest drug companies in the world have anti-obesity drugs currently in development, including GlaxoSmithKline PLC, Johnson & Johnson, Inc., Bristol-Myers Squibb Company, Regeneron Pharmaceutical, Inc., Phytopharm, PLC, Amgen, Inc. These companies are all substantially larger and more established than we are and have significantly greater financial and other resources than we do.

INTELLECTUAL PROPERTY

         Our goal is to obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the U.S. and elsewhere in the world.

         We currently have worldwide, exclusive license rights to the U.S. and foreign patents and patent applications set forth below pursuant to license agreements with Oleoyl-estrone Developments, SL ("OED"), a corporation organized under the laws of Spain, regarding the use of OE for the treatment of human disease:

         1. US Patent No. 5,798,348 entitled "Fatty-acid monesters of estrogens for the treatment of obesity and/or overweight." M. Alemany, Inventor. Application filed, October 30, 1996. Patent issued August 25, 1998.

         2. European Patent No. 771.817 entitled "Fatty-acid monoesters of estrogens for the treatment of obesity and/or overweight." M. Alemany, Inventor. Application filed, October 28, 1996. Patent issued May 7, 1997.

         3. Patent Cooperation Treaty and Spanish Patent Application No. ES 200100785 entitled "Fatty-acid monoesters of estrogens acting as anti-diabetic and hypolipidemia agents." M. Alemany Lamana, Francisco Javier Remesar Betiloch, and Jose Antonio Fernandez Lopez, Inventors. Application filed March 28, 2001.

         The US and European patents have numerous, detailed, and specific claims for both the composition of oleoyl-estrone, and its method of use for weight loss. Our rights to these patents are subject to the terms of a February 2002 license agreement between us and OED. The license agreement provides us with an exclusive, worldwide right to the intellectual property covered by the license agreement, including the right to grant sublicenses. Although we are not obligated to pay royalties to OED, the license agreement requires us to make certain performance-based milestone payments.

         We also depend upon the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors, none of which is patentable. To help protect our proprietary know-how which is not patentable, and for inventions for which patents may be difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we require all employees, consultants, advisors and other contractors to enter into confidentiality agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

MANUFACTURING

         We do not have any manufacturing capabilities. We have been in contact with several contract GMP (Good Manufacturing Process) manufacturers for the supply of OE that will be necessary to conduct Phase I human clinical trials. A method has been identified for synthesizing OE, and can be done through simple reactions that produce the substance at above 99 percent purity. We believe that the production of OE will involve one contract manufacturer for clinical trials. Bids are being received from multiple providers, so that provider redundancy can be maintained during product launch.

GOVERNMENT REGULATION

         Regulation by government authorities in the United States and foreign countries is a significant factor in the research, development, manufacture, and marketing of OE. OE and any future product candidate will require regulatory approval before they can be commercialized. In particular, human therapeutic products are subject to rigorous preclinical and clinical trials and other premarket approval requirements by the FDA and foreign authorities. Many aspects of the structure and substance of the FDA and foreign pharmaceutical regulatory practices have been reformed during recent years, and continued reform is under consideration in a number of forums. The ultimate outcome and impact of such reforms and potential reforms cannot be reasonably predicted.

         Clinical trials are conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA. The phases of clinical studies may overlap. The designation of a clinical trial as being of a particular phase is not necessarily indicative that such a trial will be sufficient to satisfy the parameters of a particular phase, and a clinical trial may contain elements of more than one phase notwithstanding the designation of the trial as being of a particular phase. We cannot assure you that the results of preclinical studies or early stage clinical trials will predict long-term safety or efficacy of our compounds when they are tested or used more broadly in humans. Various federal and state statutes and regulations also govern or influence the research, manufacture, safety, labeling, storage, record keeping, marketing, transport, or other aspects of such products. The lengthy process of seeking these approvals and the compliance with applicable statutes and regulations require the expenditure of substantial resources. Any failure by us or our any future collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could adversely affect the marketing of OE and any other products and our ability to receive product or royalty revenue.

EMPLOYEES

         We currently have 3 employees: a president & chief executive officer, a chief financial officer & chief operating officer, and an administrative assistant.

                                  RISK FACTORS

An investment in our securities is speculative in nature, involves a high degree of risk, and should not be made by an investor who cannot bear the economic risk of its investment for an indefinite period of time and who cannot afford the loss of its entire investment. You should carefully consider the following risk factors and the other information contained elsewhere in this Annual Report before making an investment in our securities.

RISKS RELATED TO OUR BUSINESS

WE CURRENTLY HAVE NO PRODUCT REVENUES AND WILL NEED TO RAISE ADDITIONAL CAPITAL TO OPERATE OUR BUSINESS.

         Although we continue to be entitled to royalties from Indevus Pharmaceuticals and Bausch & Lomb in connection with their development of Avantix and CT-3, since our acquisition of Manhattan Research Development, Inc. in February 2003, the business and operations of Manhattan Research Development now largely comprises our entire business prospects. Manhattan Research Development has never generated any product revenues. Until, and if, we receive approval from the U.S. Federal Drug Administration or FDA, and other regulatory authorities for OE and future product candidates, we cannot sell our drugs and will not have product revenues. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from our cash on hand, licensing fees and grants. We will therefore need additional sources of financing, which may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned pre-clinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders.

WE ARE NOT CURRENTLY PROFITABLE AND MAY NEVER BECOME PROFITABLE.

         We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

         - continue to undertake pre-clinical development and clinical trials for our product candidates;

         -        seek regulatory approvals for our product candidates;

         -        implement additional internal systems and infrastructure;

         -        lease additional or alternative office facilities; and

         -        hire additional personnel.

         We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH TO BASE AN INVESTMENT DECISION.

         The business and prospects of Manhattan Research Development now largely represents our business prospects. Until we acquired it in February 2003, Manhattan Research Development was a development-stage company and has not yet demonstrated any ability to perform the functions necessary for the successful commercialization of OE or any other product candidates. The successful commercialization of our product candidates will require us to perform a variety of functions, including:

         - continuing to undertake pre-clinical development and clinical trials;

         -        participating in regulatory approval processes;

         -        formulating and manufacturing products; and

         -        conducting sales and marketing activities.

         Since its inception, Manhattan Research Development's operations have been limited to organizing and staffing, and acquiring, developing and securing our proprietary technology and undertaking pre-clinical trials of principal product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our securities.

WE MAY NOT OBTAIN THE NECESSARY U.S. OR WORLDWIDE REGULATORY APPROVALS TO COMMERCIALIZE OUR PRODUCT CANDIDATES.

         We will need FDA approval to commercialize our product candidates in the U.S. and approvals from the FDA equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any of our product candidates, we must submit to the FDA a New Drug Application, or NDA, demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA's regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

         - delay commercialization of, and our ability to derive product revenues from, our product candidates;

         -        impose costly procedures on us; and

         - diminish any competitive advantages that we may otherwise enjoy.

         Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our NDAs. We cannot be sure that we will ever obtain regulatory clearance for our product candidate. Failure to obtain FDA approval of any of our product candidate will severely undermine our business by reducing our number of salable products and, therefore, corresponding product revenues.

         In foreign jurisdictions, we must receive approval from the appropriate regulatory authorities before we can commercialize our drugs. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval procedures described above. There can be no assurance that we will receive the approvals necessary to commercialize our product candidate for sale outside the United States.

OUR PRIMARY PRODUCT CANDIDATE IS IN EARLY STAGES OF CLINICAL TRIALS.

         Our primary product candidate, OE, is in an early stage of development and requires extensive pre-clinical testing before we can proceed to clinical trials. In addition, before we can commence clinical trials in the United States on OE, we will have to submit an Investigational New Drug application, or IND, to the FDA. We cannot predict with any certainty if or when we might submit an NDA for regulatory approval of OE.

CLINICAL TRIALS ARE VERY EXPENSIVE, TIME-CONSUMING AND DIFFICULT TO DESIGN AND IMPLEMENT.

         Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials of our product candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

         -        unforeseen safety issues;

         -        determination of dosing issues;

         -        lack of effectiveness during clinical trials;

         -        slower than expected rates of patient recruitment;

         - inability to monitor patients adequately during or after treatment; and

         - inability or unwillingness of medical investigators to follow our clinical protocols.

In addition, we or the FDA may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our IND submissions or the conduct of these trials.

THE RESULTS OF OUR CLINICAL TRIALS MAY NOT SUPPORT OUR PRODUCT CANDIDATE CLAIMS.

         Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. In addition, our clinical trials involve a small patient population. Because of the small sample size, the results of these clinical trials may not be indicative of future results.

PHYSICIANS AND PATIENTS MAY NOT ACCEPT AND USE OUR DRUGS.

         Even if the FDA approves our product candidates, physicians and patients may not accept and use them. Acceptance and use of our product will depend upon a number of factors including:

         - perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drugs;

         - cost-effectiveness of our product relative to competing products;

         - availability of reimbursement for our products from government or other healthcare payers; and

         - effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

         Because we expect sales of our current product candidates, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of any of these drugs to find market acceptance would harm our business and could require us to seek additional financing.

OUR DRUG-DEVELOPMENT PROGRAM DEPENDS UPON THIRD-PARTY RESEARCHERS WHO ARE OUTSIDE OUR CONTROL.

         We depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our pre-clinical and clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed.

WE RELY EXCLUSIVELY ON THIRD PARTIES TO FORMULATE AND MANUFACTURE OUR PRODUCT CANDIDATES.

         We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. We currently have no contract for the manufacture of our product candidate. We intend to contract with one or more manufacturers to manufacture, supply, store and distribute drug supplies for our clinical trials. If any of our product candidates receive FDA approval, we will rely on one or more third-party contractors to manufacture our drugs. Our anticipated future reliance on a limited number of third-party manufacturers, exposes us to the following risks:

         - We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval, if any.

         - Our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical needs and commercial needs, if any.

         - Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products.

         - Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the DEA, and corresponding state agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers' compliance with these regulations and standards.

         - If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation.

         Each of these risks could delay our clinical trials, the approval, if any of our product candidates by the FDA or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenues.

WE HAVE NO EXPERIENCE SELLING, MARKETING OR DISTRIBUTING PRODUCTS AND NO INTERNAL CAPABILITY TO DO SO.

         We currently have no sales, marketing or distribution capabilities. We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of its proposed products. Our future success depends, in part, on our ability to enter into and maintain such collaborative relationships, the collaborator's strategic interest in the products under development and such collaborator's ability to successfully market and sell any such products. We intend to pursue collaborative arrangements regarding the sales and marketing of our products, however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that they will have effective sales forces. To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of its proposed products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with technical expertise. There can also be no assurance that we will be able to establish or maintain relationships with third party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful. In addition, there can also be no assurance that we will be able to market and sell our product in the United States or overseas.

IF WE CANNOT COMPETE SUCCESSFULLY FOR MARKET SHARE AGAINST OTHER DRUG COMPANIES, WE MAY NOT ACHIEVE SUFFICIENT PRODUCT REVENUES AND OUR BUSINESS WILL SUFFER.

         The market for our product candidates is characterized by intense competition and rapid technological advances. If our product candidates receive FDA approval, they will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost.

If our products fail to capture and maintain market share, we may not achieve sufficient product revenues and our business will suffer.

         We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have product candidates that will compete with ours already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:

         -        developing drugs;

         -        undertaking pre-clinical testing and human clinical trials;

         -        obtaining FDA and other regulatory approvals of drugs;

         -        formulating and manufacturing drugs; and

         -        launching, marketing and selling drugs.

DEVELOPMENTS BY COMPETITORS MAY RENDER OUR PRODUCTS OR TECHNOLOGIES OBSOLETE OR NON-COMPETITIVE.

         Companies that currently sell both generic and proprietary anti-obesity compounds formulations include among others Abbot Laboratories, Inc., Amgen, Inc., and Regeneron Pharmaceuticals, Inc. Alternative technologies are being developed to treat obesity and overweight disease, several of which are in advanced clinical trials. In addition, companies pursuing different but related fields represent substantial competition. Many of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel, parties for acquisitions, joint ventures or other collaborations.

WE MAY LOSE OUR RIGHTS TO THE CT-3 TECHNOLOGY.

         In connection with our sublicense of the CT-3 technology to Indevus Pharmaceuticals, Inc., Sumner Burstein, the inventor from whom we license our rights to the CT-3 technology, has claimed that we have breached the terms of our license agreement with him and has purported to terminate the license. We have commenced an arbitration proceeding against Dr. Burstein challenging his right to terminate our license to CT-3. In the event we are unsuccessful in that proceeding and an arbitration panel finds that Dr. Burstein is entitled to terminate our license agreement with him, we will also lose all of our rights to receive future royalties and milestone payments from Indevus Pharmaceuticals. Our loss of those potential future payments could have a material adverse effect on our business prospects.

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

         To date, we hold the exclusive licenses to certain patent rights, including rights under U.S. patents and U.S. patent applications, as well as rights under foreign patents and patent applications. We anticipate filing additional patent applications both in the U.S. and in other countries, as appropriate. However, we cannot predict:

         - the degree and range of protection any patents will afford us against competitors including whether third parties will find ways to invalidate or otherwise circumvent our patents;

         -        if and when patents will issue;

         - whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; or

         - whether we will need to initiate litigation or administrative proceedings which may be costly whether we win or lose.

         Our success also depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors as well as our licensors and contractors. To help protect our proprietary know-how and our inventions for which patents may be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements. To this end, we require all of our employees, consultants, advisors and contractors to enter into agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information. If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

IF WE INFRINGE THE RIGHTS OF THIRD PARTIES WE COULD BE PREVENTED FROM SELLING PRODUCTS, FORCED TO PAY DAMAGES, AND DEFEND AGAINST LITIGATION.

         If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

         - obtain licenses, which may not be available on commercially reasonable terms, if at all;

         -        redesign our products or processes to avoid infringement;

         - stop using the subject matter claimed in the patents held by others;

         -        pay damages; or

         - defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources.

OUR ABILITY TO GENERATE PRODUCT REVENUES WILL BE DIMINISHED IF OUR DRUGS SELL FOR INADEQUATE PRICES OR PATIENTS ARE UNABLE TO OBTAIN ADEQUATE LEVELS OF REIMBURSEMENT.

         Our ability to commercialize our drugs, alone or with collaborators, will depend in part on the extent to which reimbursement will be available from:

         -        government and health administration authorities;

         -        private health maintenance organizations and health insurers;
                  and

         -        other healthcare payers.

         Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Healthcare payers, including Medicare, are challenging the prices charged for medical products and services. Government and other healthcare payers increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement for drugs. Even if our product candidates are approved by the FDA, insurance coverage may not be available, and reimbursement levels may be inadequate, to cover our drugs. If government and other healthcare payers do not provide adequate coverage and reimbursement levels for any of our products, once approved, market acceptance of our products could be reduced.

WE MAY NOT SUCCESSFULLY MANAGE OUR GROWTH.

         Our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources. To manage this growth, we must expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business would be harmed.

WE MAY BE EXPOSED TO LIABILITY CLAIMS ASSOCIATED WITH THE USE OF HAZARDOUS MATERIALS AND CHEMICALS.

         Our research and development activities may involve the controlled use of hazardous materials and chemicals. Although we believe that our safety procedures for using, storing, handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. In the event of such an accident, we could be held liable for any resulting damages and any liability could materially adversely effect our business, financial condition and results of operations. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require us to incur substantial compliance costs that could materially adversely effect our business, financial condition and results of operations.

WE RELY ON KEY EXECUTIVE OFFICERS AND SCIENTIFIC AND MEDICAL ADVISORS, AND THEIR KNOWLEDGE OF OUR BUSINESS AND TECHNICAL EXPERTISE WOULD BE DIFFICULT TO REPLACE.

         We are highly dependent on our principal scientific, regulatory and medical advisors. We do not have "key person" life insurance policies for any of our officers. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our operating results.

IF WE ARE UNABLE TO HIRE ADDITIONAL QUALIFIED PERSONNEL, OUR ABILITY TO GROW OUR BUSINESS MAY BE HARMED.

         We will need to hire additional qualified personnel with expertise in pre-clinical testing, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals, particularly in the New York City area, is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

WE MAY INCUR SUBSTANTIAL LIABILITIES AND MAY BE REQUIRED TO LIMIT
COMMERCIALIZATION OF OUR PRODUCTS IN RESPONSE TO PRODUCT LIABILITY LAWSUITS.

         The testing and marketing of medical products entail an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with corporate collaborators. We currently do not carry clinical trial insurance or product liability insurance. Although we intend to obtain clinical trial insurance prior to the commencement of any clinical trials, we, or any corporate collaborators, may not be able to obtain insurance at a reasonable cost, if at all. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

WE HAVE ONLY APPROXIMATELY 20 MILLION SHARES OF CAPITAL STOCK REMAINING FOR ISSUANCE.

         We currently have approximately 117 million shares of common stock outstanding and have reserved approximately 13 million additional shares of common stock for issuance upon outstanding options and warrants. Our certificate of incorporation only authorizes our company to issue 150 million shares of capital stock. In the event we need to issue additional shares of our stock in one or more financing transactions, therefore, we may not issue more than 20 million shares of our common stock without seeking approval of our stockholders to increase our authorized capital. Accordingly, depending upon the terms of any proposed financing, we may not have enough authorized shares of stock remaining that would be sufficient to raise needed capital.

WE ARE CONTROLLED BY CURRENT OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS.

         Our directors, executive officers and principal stockholders beneficially own approximately 61 percent of our outstanding common stock. Accordingly, these persons and their respective affiliates will have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues submitted to our stockholders.

RISKS RELATED TO OUR SECURITIES

THE ILLIQUIDITY OF THE MARKET FOR OUR COMMON STOCK COULD ADVERSELY AFFECT OUR ABILITY TO RAISE FUNDS.

         Since being delisted from the Nasdaq SmallCap Market in August 2001, trading in our securities has been conducted on the National Association of Securities Dealers' Over-the-Counter Bulletin Board, or "OTC Bulletin Board." This has adversely effected the liquidity of our securities, not only in terms of the number of securities that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us. This may result in lower prices for our securities than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our securities. In addition, our delisting could adversely affect our ability to raise funds.

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

OUR STOCK PRICE IS, AND WE EXPECT IT TO REMAIN, VOLATILE, WHICH COULD LIMIT INVESTORS' ABILITY TO SELL STOCK AT A PROFIT.

         The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

     - publicity regarding actual or potential clinical results relating to products under development by our competitors or us;

     - delay or failure in initiating, completing or analyzing pre-clinical or clinical trials or the unsatisfactory design or results of these trials;

     - achievement or rejection of regulatory approvals by our competitors or us;

     - announcements of technological innovations or new commercial products by our competitors or us;

     -      developments concerning proprietary rights, including patents;

     -      developments concerning our collaborations;

     -      regulatory developments in the United States and foreign countries;

     -      economic or other crises and other external factors;

     - period-to-period fluctuations in our revenues and other results of operations;

     -      changes in financial estimates by securities analysts; and

     -      sales of our common stock.

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

TRADING IN OUR STOCK OVER THE LAST 12 MONTHS HAS BEEN LIMITED, SO INVESTORS MAY NOT BE ABLE TO SELL AS MUCH STOCK AS THEY WANT AT PREVAILING PRICES.

         The daily trading volume of our common stock is very small. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Also, the sale of a large block of our securities could depress the price of our securities to a greater degree than a company that typically has higher volume of trading of securities.

SALE OF SHARES OF OUR COMMON STOCK TO FUSION CAPITAL MAY CAUSE DILUTION, AND SALE OF THOSE SHARES BY FUSION CAPITAL COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

         Under an equity-line-of-credit arrangement, Fusion Capital has committed to purchasing $6,000,000 of our common stock. Our stock price is currently below the $0.68 minimum required in order for us to be able to sell shares of our common stock to Fusion, but if in the future our stock price exceeds this minimum, we may elect to sell shares of our common stock to Fusion under the equity-line-of-credit arrangement. In addition, in November 2001, Fusion Capital waived the $0.68 minimum and purchased from us under the equity-line-of-credit arrangement 416,667 shares of our common stock at a price per share of $0.24, representing an aggregate purchase price of $100,000. Fusion Capital again waived the $0.68 minimum in May 2002 and purchased 10,000 shares of common stock for an aggregate purchase price of $1,666.67.

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

WE HAVE NEVER PAID DIVIDENDS

         We have never paid dividends on our capital stock and do not anticipate paying any dividends for the foreseeable future.

ITEM 2.  LEGAL PROCEEDINGS

         We are involved with an arbitration proceeding against Dr. Sumner Burstein, the inventor from whom we licensed CT-3, concerning a dispute over the payment of royalties. Under our license agreement with Dr. Burstein, he is entitled to a royalty of 3 percent of the net sales of all licensed products sold by us, and a royalty of 8 percent of the royalties that we receive from sublicensees from net sales by any such sublicensee of the licensed products or processes.

         In connection with the license of our rights to CT-3 to Indevus Pharmaceuticals, Inc. in June 2002, Indevus paid us an initial licensing fee of $400,000 and an inventory transfer fee of $100,000. Indevus is further required to make future payments upon achieving certain development milestones and royalties. On July 23, 2002, we received a letter from attorneys representing Dr. Burstein with their analysis of his rights under the Burstein license. In the letter they concluded that the $500,000 we received from Indevus, as well as any future milestone payments should trigger our obligation to make royalty payments to Dr. Burstein pursuant to the terms of our agreement with him, therefore subject to the 8 percent sublicensing royalty.

         On September 16, 2002, our counsel responded by stating that we recognize our obligation to pay an 8 percent royalty to Dr. Burstein only on those payments that we receive from Indevus based on the "net sales" of products and processes covered by the Burstein license. The Indevus license agreement does not merely include a sublicense to patent rights of CT-3, but also the transfer of our know-how, FDA regulatory filings, inventory of CT-3 compound and third party contracts. Presently, there have been no "net sales" on any products covered by the Burstein license. It is our position that we have not received any royalty payments pursuant to the Indevus license and, therefore, no payments are due to Dr. Burstein at this time.

         On November 20, 2002, we received a letter from Dr. Burstein's attorneys purporting to terminate the Burstein license. We believe that this purported termination is invalid under the terms of the Burstein agreement and that Dr. Burstein's current royalty and termination claims are without merit. We intend to vigorously defend our position that the Burstein license is not terminated. Under the terms of the Burstein license, Dr. Burstein is not permitted to terminate the agreement over a bona fide dispute regarding the payment of royalties. Instead, the Burstein license states that disputes regarding royalty payments are to be settled through binding arbitration.

         In accordance with the terms of the Burstein license, we commenced an arbitration proceeding with the American Arbitration Association in January 2003, which is currently pending. Although we believe we will prevail in this proceeding, we believe that even an unfavorable binding arbitration ruling that concludes a breach of the Burstein license by us for failure to pay royalties would be capable of being readily cured, thereby also avoiding termination of the Burstein license.

ITEM 3.  DESCRIPTION OF PROPERTY

         Following the merger with Manhattan Research Development, we moved our executive offices to 787 Seventh Avenue, 48th Floor, New York, New York 10119. We currently occupy this space pursuant to an oral understanding under which we pay rent of approximately $6,400 per month. We are currently negotiating a longer-term written lease with our landlord and we anticipate our monthly rental payments to remain at that amount.

         We also are party to a lease for office space in Vernon, Connecticut, which we no longer occupy. The Vernon lease requires monthly payments of $1,250 and expires in May 2003. We have been subleasing approximately 60 percent of the space subject to the Vernon lease since March 2002 in exchange for $750 per month.

         Shortly after our merger with Manhattan Research Development, we moved our offices from our previous location in the Empire State Building at 350 Fifth Avenue, New York, New York. Our lease for this space requires monthly payments of approximately $7,400.

         We believe that our existing facilities are adequate to meet our current requirements. We do not own any real property.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of our fiscal year ended December 31, 2002, there were no matters submitted to a vote of our stockholders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

         Our common stock was listed on the Nasdaq SmallCap Market until August 2001, when our stock was delisted. Since that date our common stock has been listed on the Over-the-Counter Bulletin Board, or "OTC Bulletin Board." Our common stock trades on the OTC Bulletin Board under the symbol "MHTP.OB." The following table lists the high and low price for our common stock as quoted, in U.S. dollars, by the Nasdaq SmallCap Market and the OTC Bulletin Board, as applicable, during each quarter within the last two fiscal years:

                                                                   PRICE RANGE
                                                   --------------------------------------------
                                                           2002                    2001
                                                   --------------------    --------------------
QUARTER ENDED                                        HIGH        LOW         HIGH        LOW
-----------------------------------------------    --------    --------    --------    --------
March 31                                           $  0.300    $  0.160    $  1.438    $  0.625
June 30                                               0.340       0.120       1.000       0.510
September 30                                          0.190       0.100       0.800       0.160
December 31                                           0.170       0.050       0.510       0.160

         The quotations from the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

RECORD HOLDERS

         The number of holders of record of our common stock as of March 31, 2003 was 267.

DIVIDENDS

         We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         In April 2002, we issued 75,000 shares of our common stock to a consultant in exchange for consulting and advisory services valued at $15,000 rendered to us. We relied upon the exemption from federal registration under
Section 4(2) of the Securities Act of 1933 (the "Securities Act"), based on our belief that the issuance did not involve a public offering, the consultant was sophisticated in financial and business matters and the consultant had access to information pertaining to our company.

         Pursuant to a common stock purchase agreement dated May 7, 2001, between us and Fusion Capital Fund II, LLC, we issued 10,000 shares of our common stock in May 2002 in exchange for aggregate proceeds of $1,666,67. This issuance was exempt from federal registration requirements pursuant to Section 4(2) of the Securities Act because we had a reasonable basis to conclude that Fusion Capital Fund II, LLC was an accredited investor, was sophisticated in financial and business matters and because the issuance did otherwise involve a public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATIONS.

OVERVIEW

         We were incorporated in Delaware on May 18, 1993, and commenced operations on July 13, 1993. We are engaged in developing biomedical and pharmaceutical products and technologies. We own rights to technology we believe may be useful in the treatment of a variety of diseases, including pain and inflammation and we are entitled to royalties and other revenues in connection with a second technology, relating to the treatment of ophthalmic disorders. Our existing technologies under development are each held either by us or our subsidiaries. We have been unprofitable since inception and expect to incur substantial additional operating losses over the next several years. On February 21, 2003, we completed a reverse acquisition of privately-held Manhattan Research Development, Inc. In accordance with this transaction we issued approximately 80 percent of our outstanding common stock (after giving effect to the transaction) to the former stockholders of Manhattan Research Development.

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

         From the commencement of operations through December 31, 2002, we have generated $12,330,379 of revenue.

2002 Versus 2001

         In the year ended December 31, 2002, Indevus Pharmaceuticals, Inc. paid us a $400,000 license fee as part of the consideration for our having licensed to Indevus, under a license agreement effective June 28, 2002, exclusive worldwide rights to CT-3, our novel anti-inflammatory and analgesic compound currently in clinical development. Indevus also paid us $100,000 as a product transfer fee in connection with the transaction. Indevus will be responsible for all further development of CT-3, and we will have no future involvement with Indevus or CT-3 other than in connection with our rights to royalties and milestone payments under the license agreement. Those milestone payments are contingent on occurrence of certain events specified in the agreement, including commencement and completion of various clinical trials, the FDA's acceptance for filing of an NDA, and Indevus securing other regulatory approvals for CT-3 in the United States and Europe. In accordance with SAB No. 101, "Revenue

Recognition," we recognized $500,000 of licensing revenue during the year ended December 31, 2002, since we have no further obligations under the license agreement. We will record as additional revenue any additional payments we receive under the license agreement.

         In accordance with a now-terminated license and development agreement, Bausch & Lomb Surgical paid our subsidiary, Optex Ophthalmologics, Inc. ("Optex"), for developing its Avantix (formerly known as Catarex) technology. For the year ended December 31, 2002, this agreement provided no development revenue and no related cost-of-development revenue as compared with $2,461,922 of development revenue (including $1,067,345 in project-completion bonuses paid out and recognized at the completion of the project in March 2001) and related cost-of-development revenue of $2,082,568 for the year ended December 31, 2001. The decrease in revenues and related expenses from Bausch & Lomb over last year is due to the fact that there were no revenues and related expenses since termination of the agreement in March 2001.

         Research and development expenditures consist primarily of costs associated with research and development personnel, the cost of operating our research and development laboratories, research and development consultants, the cost of clinical trials and costs related to patent filings and maintenance. For the year ended December 31, 2002, research and development expense was $539,752 as compared to $886,716 for the year ended December 31, 2001. The cessation of research and development activities on our antisense technology as a result of the sale of the assets of Gemini Technologies, Inc., our subsidiary, accounted for approximately $159,000 of this decrease. In addition, research and development consulting expense decreased by approximately $99,000, research and development salaries decreased by approximately $30,000 and patent prosecution fees decreased by approximately $77,000 primarily as a result of our having licensed rights to CT-3 in June of 2001. The decreases are partially offset by an increase in the cost of materials of $18,000, mainly the result of the purchase of CT-3 compound prior to licensing to Indevus.

         Through December 31, 2000, we made an investment in TeraComm Research, Inc. of $1,000,000 in cash and common stock and warrants valued at $1.8 million. For the year ended December 31, 2000, we expensed $2,653,382 of this payment as acquired in-process research and development, since TeraComm's product development activity was in its very early stages. As a result of TeraComm failing to meet a technical milestone at December 31, 2000, we made no further investments in TeraComm, and we are not required to provide TeraComm with any additional funding. We have recorded our share of TeraComm's losses during 2000 and 2001, which has reduced the carrying value of our investment to zero as of December 31, 2001.

         General and administrative expenses consist primarily of expenses associated with corporate operations, legal, finance and accounting, human resources and other general operating costs. For the year ended December 31, 2002, general and administrative expense was $1,519,008 as compared to $2,771,407 for the year ended December 31, 2001. A significant portion of this decrease is a result of a finder's fee of $120,000 and the $444,000 estimated fair value of the 600,000 commitment shares we issued to Fusion Capital Fund II, LLC in conjunction with a common stock purchase agreement with Fusion Capital Fund II, LLC we entered into during 2001. Fusion's obligation to purchase our shares under this agreement is subject to certain conditions. A material contingency that affects our ability to raise funds under this agreement is our stock price. Currently, our stock price is below the floor price of $0.68 specified in the Fusion agreement and as a result we are currently unable to draw funds pursuant to that agreement. As the Fusion agreement is currently structured, we cannot guarantee that we will be able to draw any funds. In addition, in the year ended December 31, 2001, we had expenses associated with the issuance of 35,000 shares of our common stock to each of BH Capital Investments, L.P. and Excalibur Limited Partnership in August 2001 in return for their commitment to provide us with $3.5 million of financing in connection with an asset purchase for which we had submitted a bid. We subsequently issued those shares, but we did not ultimately purchase those assets. Those shares had an estimated fair value of $44,100, which was recorded as a general and administrative expense for the year ended December 31, 2001. The decrease in general and administrative expenses was also due to reduced spending as a result of increased efforts to conserve cash as well as reduced levels of general and administrative activity. We had a decrease in payroll of approximately $185,000 partially as a result of the sale of substantially all of the assets of Gemini Technologies in May of 2001, a decrease in legal expenses of approximately $118,000, a decrease in investor relations services of about $130,000, a decrease in due diligence fees and Nasdaq fees of approximately $94,000, a decrease in travel and conference expenses of approximately $71,000 and a decrease in accounting fees of approximately $46,000.

         For the year ended December 31, 2002, we had a reduction in previously recognized compensation expense relating to stock warrants of $5,845 as compared to an expense relating to stock warrants of $78,611 in the prior year. This expense was associated with warrants issued to Dian Griesel during March 2001 as partial compensation for investor relations services provided to us by IRG. The reduction of compensation expense associated with these warrants is due to the decrease in our stock price as compared to 2001 and the reversal of previously recorded expense associated with 45,000 unvested warrants which were terminated as of May 31, 2002. Compensation expense relating to these investor relations services represents a general and administrative expense. With the termination of the agreement with IRG there will be no more vesting of warrants and therefore we will not incur any additional compensation expense associated with the Dian Griesel warrants.

         For the year ended December 31, 2002, interest and other income was $11,212, compared to $42,010 for the year ended December 31, 2001. The decrease in interest income is primarily due to the decline in our cash reserves.

         Net loss applicable to common shares for the year ended December 31, 2002, was $1,612,695 as compared to $2,609,521 for the year ended December 31, 2001. This decrease in net loss applicable to common shares is attributable in part to the recognition of a gain on the sale of the assets of our subsidiary, Optex during the year ended December 31, 2001 in the amount of $2,569,451, partially offset by a distribution to the minority shareholders of Optex of $837,274. In addition, with the termination of our agreement with Bausch & Lomb, we no longer have available to us the revenue or profits associated with that agreement; as a result, we had no profit from this agreement for the year ended December 31, 2002 as compared with $379,354 of profit for the same period in 2001. We recorded grant revenue of $250,000 for the year ended December 31, 2001 that we did not have in year ended December 31, 2002. In the year ended December 31, 2001, we also recorded a loss of $334,408 on sale of the assets of our subsidiary Gemini Technologies. Partially offsetting the decrease in net loss, we recognized $500,000 of licensing revenue we recorded in connection with our licensing to Indevus exclusive worldwide rights to CT-3. The net loss applicable to common shares was further decreased by a reduction in research and development expenses and general and administrative expenses, including compensation expense relating to stock options and warrants of $346,964 and $1,336,855, respectively, for the year ended December 31, 2002 as compared with the year ended December 31, 2001.

         Net loss applicable to common shares for the year ended December 31, 2001 also included a beneficial conversion on our Series B preferred stock in the amount of $600,000 and a dividend of $167,127 paid on our repurchase of the outstanding Series B preferred stock. We also issued preferred stock dividends on our Series A preferred stock, for which the estimated fair value of $65,760 and $107,449 was included in the net loss applicable to common shares for the years ended December 31, 2002 and 2001, respectively. The decrease in the estimated fair value of these dividends as compared to the prior year is primarily a reflection of a decline in our stock price.

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

         For the year ended December 31, 2001, research and development expense was $886,716 as compared to $1,130,345 for the year ended December 31, 2000. This decrease is due mainly to the cessation of research and development activities on the 2-5A antisense technology as a result of the sale of substantially all of the assets of Gemini Technologies. This decrease is offset somewhat by increased expenditures on certain development projects, including our CT-3 during the first part of the year.

         Through December 31, 2000, we made an investment in TeraComm Research, Inc. of $1,000,000 in cash and common stock and warrants valued at $1.8 million. For the year ended December 31, 2000, we expensed $2,653,382 of this payment as acquired in-process research and development, since TeraComm's product development activity was in its very early stages. As a result of TeraComm's not meeting a technical milestone at December 31, 2000, we made no further investments in TeraComm, and we are not required to provide TeraComm with any additional funding. We have recorded our share of TeraComm's losses during 2000 and 2001, which has reduced the carrying value of our investment to zero as of December 31, 2001.

         For the year ended December 31, 2001, general and administrative expense was $2,771,407 as compared to $2,235,535 for the year ended December 31, 2000. This increase is primarily due to an increase in expenses incurred in conjunction with a common stock purchase agreement entered into during the second quarter of 2001 with Fusion Capital Fund II, LLC. These expenses include the cost of our issuing 600,000 commitment shares to Fusion Capital ($444,000) and a finder's fee of $120,000. Fusion's obligation to purchase our shares is subject to certain conditions, including the effectiveness of a registration statement covering the shares to be purchased. That registration statement was declared effective on July 6, 2001. A material contingency that may affect our operating plans and our ability to raise funds under this agreement is our stock price. Currently, our stock price is below the floor price of $0.68 specified in the Fusion Capital agreement and as a result we are currently unable to draw funds pursuant to that agreement. As the Fusion Capital agreement is currently structured, we cannot guarantee that we will be able to draw any funds. On November 30, 2001, Fusion Capital waived the floor price and purchased from us under the agreement 416,667 shares of our common stock at a price of $0.24, representing an aggregate purchase price of $100,000. See "Liquidity and Capital Resources" for further details on this agreement. Fusion Capital's waiver applied only to the November 30, 2001 purchase, so the $0.68 floor price remains an obstacle to our obtaining additional financing from Fusion Capital unless our stock price increases or Fusion Capital elects in the future to again waive the floor price. Also, rent expense and investor relations expenses increased by $86,000 and $70,000, respectively. Rent expense for 2001 includes an $11,026 commitment obligation related to rental of space that is no longer being used. These expenses are partially offset by a reduction of legal and moving expenses by $200,000 and $50,000, respectively. In addition, we incurred expenses associated with the issuance of 35,000 shares of our common stock to each of BH Capital Investments, L.P. and Excalibur Limited Partnership in August 2001 in return for their commitment to provide us with $3.5 million of financing in connection with an asset purchase for which we had submitted a bid. We did not ultimately purchase those assets. Those shares had an estimated fair value of $44,100, which we recorded as a general and administrative expense for year ended December 31, 2001.

         For the year ended December 31, 2001, we had compensation expense relating to stock warrants of $78,611 as compared to $1,020,128 in the prior year. The 2001 expense consists of $33,256 associated with warrants issued to Dian Griesel of The Investor Relations Group during March 2001 as partial compensation for investor relations services and $45,355 associated with fully vested warrants issued to Proteus Capital Corp. in August 2001 as partial compensation for fundraising services. Additional expense associated with the warrants issued to Dian Griesel will continue to be incurred over the remainder of the two-year term of the agreement. As long as these warrants continue to vest, that expense will be directly affected by the movement in the price of our common stock. For the year ended December 31, 2000, we had $1,020,128 of expense associated with warrants issued to Joseph Stevens & Company, Inc. as partial compensation for financial advisory services. Compensation expense relating to these investor relations and financial advisory services represent a general and administrative expense.

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

         Net loss applicable to common shares for the year ended December 31, 2001 also included a beneficial conversion on shares of our Series B preferred stock in the amount of $600,000 during the year ended December 31, 2001 and dividends of $167,127 and $233,757 paid upon the repurchase of the outstanding shares of Series B preferred stock recorded during the years ended December 31, 2001 and 2000, respectively. We also issued preferred stock dividends on our Series A preferred stock for which the estimated fair value of $107,449 and $811,514 was included in the net loss applicable to common shares for the years ended December 31, 2001 and 2000, respectively. The decrease in the estimated fair value of these dividends as compared to the prior year is primarily a reflection of the decline in our stock price and a reduction of the number of preferred shares issued.

LIQUIDITY AND CAPITAL RESOURCES

         From inception to December 31, 2002, we incurred an accumulated deficit of $28,275,341, and we incurred additional losses through the year ended December 31, 2002 and expect to for the foreseeable future. We incurred these losses primarily through research and development activities related to the various technologies under our control.

         Pursuant to an asset purchase agreement dated January 31, 2001, among Bausch & Lomb Incorporated, a Bausch & Lomb affiliate, the Company, and Optex, on March 2, 2001, Optex sold to Bausch & Lomb substantially all its assets (mostly intangible assets with no book value), including all those related to the Avantix (formerly known as Catarex) technology. As a result of this sale, we no longer have any obligations to Bausch & Lomb in connection with development of the Avantix technology. The purchase price was $3 million paid at closing (approximately $564,000 of which was distributed to minority shareholders). In addition, Optex is entitled to receive additional consideration, namely $1 million once Bausch & Lomb receives regulatory approval to market the Avantix device in Japan, royalties on net sales on the terms stated in the original development agreement dated May 14, 1998, between Bausch & Lomb and Optex, as amended, and minimum royalties of $90,000, $350,000, and $750,000 for the first, second, and third years, respectively, starting on first commercial use of the Avantix device or January 1, 2004, whichever is earlier. Optex also has the option to repurchase the acquired assets from Bausch & Lomb if it ceases developing the Avantix technology at fair value. Upon the sale of Optex assets, Bausch & Lomb's development agreement with Optex was terminated. In the asset purchase agreement, Optex agreed to forgo future contingent payments provided for in the earlier development agreement. As a result of this transaction, we recorded a gain on the sale of Optex assets of $2,569,451. During the year ended December 31, 2001, we made a profit distribution of $837,274 to Optex's minority shareholders, representing their share of the cumulative profit from the development agreement with Bausch & Lomb and the proceeds from the sale of Optex' assets. (This figure includes the $564,000 referred to above.)

         On September 28, 2000, pursuant to a convertible preferred stock and warrants purchase agreement (the "Purchase Agreement"), we issued to BH Capital Investments, L.P. and Excalibur Limited Partnership (together, the "Investors") for a purchase price of $2,000,000, 689,656 shares of our Series B convertible preferred stock and warrants to purchase 134,000 shares of our common stock. Half of the shares of Series B preferred stock (344,828 shares) and warrants to purchase half of the shares of common stock (67,000 shares) were held in escrow, along with half of the purchase price. On December 4, 2000, we and the Investors entered into a stock repurchase agreement pursuant to which we repurchased from the Investors for $500,000 137,930 shares of Series B preferred stock and agreed to the release from escrow to the Investors of the $1,000,000 purchase price of the 344,828 shares of Series B preferred stock held in escrow. We also allowed the Investors to keep all of the warrants issued under the purchase agreement and issued to the Investors warrants to purchase a further 20,000 shares of our common stock at the same exercise price. On January 19, 2001, 41,380 shares of Series B preferred stock were converted by the Investors into 236,422 shares of our common stock. On March 9, 2001, we and the Investors entered into a second stock repurchase agreement pursuant to which we repurchased from the Investors, for an aggregate purchase price of $617,067, all 165,518 shares of our Series B preferred stock held by the Investors. The repurchase price represented 125% of the purchase price originally paid by the investors for the repurchased shares, as well as an amount equal to the annual dividend on the Series B preferred stock at a rate per share of 8% of the original purchase price. The repurchased shares constitute all remaining outstanding shares of Series B preferred stock; we have cancelled those shares.

         On May 7, 2001, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase up to $6.0 million of our common stock over a 30-month period, subject to a 6-month extension or earlier termination at our discretion. This agreement replaced an earlier common stock purchase agreement between us and Fusion Capital dated March 16, 2001. Fusion's obligation to purchase shares of our common stock is subject to certain conditions, including the effectiveness of a registration statement covering the shares to be purchased. That registration statement was declared effective on July 6, 2001. The selling price of the shares will be equal to the lesser of (1) $20.00 or (2) a price based upon the future market price of the common stock, without any fixed discount to the market price. A material contingency that may affect our operating plans and ability to raise funds under this agreement is our stock price. Currently, our stock price is below the floor price of $0.68 specified in the Fusion Capital agreement and as a result we are currently unable to draw funds pursuant to the Fusion Capital agreement. As the Fusion Capital agreement is currently structured, we cannot guarantee that we will be able to draw any funds. We paid a $120,000 finder's fee relating to this transaction to Gardner Resources, Ltd. and issued to Fusion Capital Fund II, LLC 600,000 common shares as a commitment fee. Those shares had an estimated fair value of $444,000. We have amended our agreement with Fusion Capital to allow us to draw funds pursuant to the agreement regardless of its listing status on the Nasdaq SmallCap Market. On November 30, 2001, Fusion Capital waived the floor price and purchased from us under the agreement 416,667 shares of our common stock at a price of $0.24, representing an aggregate purchase price of $100,000. On May 13, 2002, Fusion Capital waived the floor price again and purchased from us under the agreement 10,000 shares of our common stock at a price of $0.16, representing an aggregate purchase price of $1,666. Fusion Capital's waiver applied only to the November 30, 2001 and the May 13, 2002 purchases, so the $0.68 floor price remains an obstacle to our obtaining additional financing from Fusion Capital unless our stock price increases or Fusion Capital elects in the future to again waive the floor price.

         On November 6, 2001, we entered into an agreement with Joseph Stevens & Company, Inc. in which Joseph Stevens agreed to act as placement agent for a private placement of shares of our common stock. In that private placement, the price of each share of our common stock was $0.24 and the minimum and maximum subscription amounts were $2,000,000 and $3,000,000, respectively. In addition, each investor received a warrant to purchase one share of our common stock for every share of our common stock purchased by that investor. The warrants have an exercise price of $0.29 and are exercisable for five years from the closing date. On December 3, 2001, we issued to certain investors an aggregate of 8,333,318 shares of common stock for the minimum subscription of $2,000,000. In connection with the private placement, we paid Joseph Stevens a placement fee of $140,000, equal to 7% of the aggregate subscription amount, a warrant to purchase 833,331 shares of our common stock, which represented 10% of the number of shares issued to the investors and 833,331 shares of our common stock. The term of this warrant is five years and the per share exercise price is $0.29. In conjunction with this private placement, we received net proceeds of approximately $1,848,000 in December 2001.

         On June 28, 2002, we licensed to Indevus Pharmaceuticals, Inc. the exclusive worldwide rights to CT-3 in exchange for a $500,000 licensing fee. We are also entitled to additional milestone payments on occurrence of certain events specified in the license agreement, including commencement and completion of various clinical trials, the FDA's acceptance for filing of a New Drug Application, or "NDA," and Indevus securing other regulatory approvals for CT-3 in the United States and Europe, and we will be entitled to royalties once the compound begins to generate revenue. Under the license agreement, Indevus is responsible for the clinical development, regulatory activities and commercializing this compound.

         We have financed our operations since inception primarily through equity and debt financing, our now-terminated collaborative arrangement with Bausch & Lomb and our licensing of CT-3 to Indevus. During year ended December 31, 2002, we had a net decrease in cash and cash equivalents of $1,475,470 (including the receipt of the $500,000 licensing fee from Indevus in July 2002).

         This decrease primarily resulted from net cash used in operating activities for the year ended December 31, 2002 of $1,432,566. Total cash resources as of December 31, 2002 were $116,291 compared to $1,591,761 at December 31, 2001. From November 2002 through February 20, 2003, after giving effect to our merger with Manhattan Development Research, the combined company has raised $2,747,600 from financing activities.

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

         Our current liabilities as of December 31, 2002 were $577,732 compared to $508,613 at December 31, 2001, an increase of $69,119. The increase was primarily due to the delay of payment of certain accounts payable in effort to conserve cash. As of December 31, 2002, our current liabilities exceeded our current assets and we had a working capital deficit of $402,811, which reflects our receiving a $500,000 licensing fee from Indevus and our receiving $1,940,000 in net proceeds from two private placements of our common stock during December 2001.

         Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available as we need them or be available on acceptable terms. Through December 31, 2002, a significant portion of our financing has been through private placements of common and preferred stock and warrants, the issuance of common stock for stock options and warrants exercised, and debt financing. Unless our operations generate significant revenues, we will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.

         We have reported net losses of $1,546,935, $1,734,945 and $5,802,478 for the years ended December 31, 2002, 2001 and 2000, respectively. The net loss from date of inception, July 13, 1993, to December 31, 2002 amounts to $27,874,457. On February 21, 2003, we completed a reverse acquisition of privately-held Manhattan Research Development, Inc., a development stage company. Management believes that we will continue to incur net losses through at least December 31, 2003. Based on the current resources of the resulting company, we will need additional equity or debt financing or we will need to generate revenues through licensing our products or entering into strategic alliances to be able to sustain our operations until we can achieve profitability, if ever. These matters raise substantial doubt about our ability to continue as a going concern.

         The report of our independent auditors on our consolidated financial statements includes an explanatory paragraph which states that our recurring losses, and limited liquid resources raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Subsequent to an oral hearing before a Nasdaq Listing Qualifications Panel, on August 23, 2001, our securities were delisted from the Nasdaq Stock Market for failing to meet the minimum bid price requirements set forth in the NASD Marketplace Rules, as our common stock had traded for less than $1.00 for more than 30 consecutive business days. Our common stock trades now on the OTC Bulletin Board under the symbol "MHTP.OB". Delisting our common stock from Nasdaq could have a material adverse effect on our ability to raise additional capital, our stockholders' liquidity and the price of our common stock.

CRITICAL ACCOUNTING POLICIES

         In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in this annual report; however, we believe that none of them is considered to be critical.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity." SFAS No. 146 requires that liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on its consolidated financial statements.

         In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure an Amendment of SFAS No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock- based employee compensation and the effect of the method used on reported results. The Company will adopt SFAS No. 148, effective January 1, 2003. The Company is currently evaluating the requirements and does not believe that the adoption of SFAS No. 148 will have any material impact on its consolidated financial statements.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

         For a list of the consolidated financial statements filed as part of this report, see the Index to Consolidated Financial Statements beginning at Page F-1 of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On December 5, 2002, KPMG LLP declined to stand for re-election as our independent auditors. The audit reports of KPMG on our consolidated financial statements as of and for the years ended December 31, 2001 and 2000, and for the period from July 13, 1993 (inception) to December 31, 2001, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows:

         KPMG's report on our consolidated financial statements as of and for the year ended December 31, 2001, contained a separate paragraph stating that "the Company has suffered recurring losses from operations and has limited liquid resources that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

         During the years ended December 31, 2001 and 2000 and the subsequent interim periods through December 5, 2002, there were no disagreements between us and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreement with its report.

         On December 5, 2002, we requested that KPMG provide a letter addressed to the Securities and Exchange Commission stating whether KPMG agrees with the above statements, and, if not, stating the respects in which KPMG does not agree. A copy of the letter provided by KPMG in response to that request, which is dated as of December 12, 2002, was filed as an exhibit to our current report on Form 8-K dated December 5, 2002 and filed with the SEC on December 12, 2002.

         On December 9, 2002, we engaged J.H. Cohn LLP as our independent auditors for the fiscal year ended December 31, 2002 and to audit our consolidated financial statements. During our two most recent fiscal years and the subsequent interim period preceding the engagement of J.H. Cohn, we did not consult J.H. Cohn on any matter requiring disclosure under Item 304(a)(2) of Regulation S-K. The selection of J.H. Cohn was based on the recommendation of our audit committee.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

                        NAME                              AGE                         POSITION
                        ----                              ---                         --------
Leonard Firestone....................................     51      President and Chief Executive Officer and Director

Nicholas J. Rossettos................................     37      Chief Financial Officer, Treasurer and Secretary

Joshua Kazam.........................................     25      Vice President and Director

Michael Weiser.......................................     38      Vice President and Director

Joan Pons............................................     53      Director

David M. Tanen.......................................     31      Director

         LEONARD FIRESTONE, M.D., has been President, Chief Executive Officer and a director of our company since completion of the merger transaction with Manhattan Research Development in February 2003. Prior to the merger, Dr. Firestone served as president and chief executive officer of Manhattan Research Development sine January 2003. From 2001 until he joined Manhattan Research Development, Dr. Firestone served as chief executive officer, director, and chief medical officer of Innovative Drug Delivery Systems, Inc., a privately-held, specialty pharmaceutical development company focused on pain relievers. Dr. Firestone previously was chief executive officer and chairman of University Anesthesiology and Critical Care Medicine Foundation, Inc., one of America's largest clinical practice management companies, from 1996 to 2001, as well as Chair of that Foundation's Pension Trustees from 1996 to 2001. He was awarded the endowed, University Professorship in his specialty at the University of Pittsburgh, and also held faculty appointments at Harvard Medical School (Massachusetts General Hospital), and Yale School of Medicine. Dr. Firestone received an M.D. from Yale University, where he also was a resident and clinical Fellow, and remains certified by his specialty Board. Dr. Firestone is a trained pharmacologist as well as clinician, having served as a National Institutes of Health (NIH) Postdoctoral Fellow at Harvard University, and has held prestigious NIH Principal Investigatorships consecutively from 1985 - 2001 and been a member of numerous NIH review committees and panels.

         NICHOLAS J. ROSSETTOS has been our Chief Financial Officer and Treasurer since April 2000 and our Chief Operating Officer since February 2003. From February 1999 until joining our company, Mr. Rossettos was Manager of Finance for Centerwatch, a pharmaceutical trade publisher headquartered in Boston, Massachusetts, that is a wholly owned subsidiary of Thomson Corporation of Toronto, Canada. Prior to that, from 1994, he was Director of Finance and Administration for EnviroBusiness, Inc., an environmental and technical management-consulting firm headquartered in Cambridge, Massachusetts. Mr. Rossettos is a certified public accountant and holds an M.S. in Accounting and M.B.A. from Northeastern University.

         JOSHUA KAZAM has been Vice President and a director of our company since the completion of our merger transaction with Manhattan Research Development, Inc. in February 2003. He served as a director of Manhattan Research Development since December 2001. Mr. Kazam is the Director of Investment for the Orion Biomedical Fund, a New York based private equity fund focused on biotechnology investments. Prior to joining the firm, Mr. Kazam attended the Wharton School of the University of Pennsylvania where he focused in finance and entrepreneurial management.

         MICHAEL WEISER, M.D., PH.D., has been Vice President and a director of our company since the completion of our merger transaction with Manhattan Research Development, Inc. in February 2003. He served as a director of Manhattan Research Development since December 2001 and as its Chief Medical Officer from its inception until August 2001. Dr. Weiser concurrently serves as the Director of Research of Paramount Capital Asset Management. Dr. Weiser is also a member of Orion Biomedical GP, LLC, and serves on the board of directors of several privately held companies. Dr. Weiser received an M.D. from New York University School of Medicine and a Ph.D. in Molecular Neurobiology from Cornell University Medical College. Dr. Weiser completed a Postdoctoral Fellowship in the Department of Physiology and Neuroscience at New York University School of Medicine and performed his post-graduate medical training in the Department of Obstetrics and Gynecology and Primary Care at New York University Medical Center. Dr. Weiser will dedicate only a portion of his time to our business.

         JOAN PONS has been a director of our company since February 21, 2003, the date of our merger with Manhattan Research Development. Prior to the merger, he served as a director of Manhattan Research Development from 2002. Since 2002, Mr. Pons has served chief executive officer of Oleoyl-Estrone Development S.L. ("OED"), a spin-off of the University of Barcelona. Pursuant to a January 2002 license agreement, we hold an exclusive worldwide license to several patents and patent applications relating to oleoyl-estrone, which are owned by OED. From 1999 until joining OED, Mr. Pons has served as Director of Franchising of Pans & Company, a fast-food company. From 1972 until 1999, Mr. Pons was employed in various finance and sales capacities by Gallina Blanca Purina S.A., a joint venture between St. Louis, Missouri based Ralston Purina Co. and Spanish based Agrolimen S.A., most recently serving as its National Sales & Marketing Director.

         DAVID M. TANEN has been a director of our company since January 2002. Since 1996, Mr. Tanen has served as an associate director of Paramount Capital, where he has been involved in the founding of a number of biotechnology start-up companies. Since February 2003, Mr. Tanen has also served as a director of Chiral Quest, Inc. (OTC: CQST). and he also serves as an officer or director of several other privately held development-stage biotechnology companies. Mr. Tanen holds a law degree from Fordham University School of Law.

         There are no family relationships among our executive officers or directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we received with respect to transactions during 2002, we believe that all such forms were filed on a timely basis, except for the following:

         Frederic Zotos, a former officer and director, filed a Form 5 on February 25, 2003 relating to the February 19, 2002 grant of three options to purchase an aggregate of 750,000 shares and a March 28, 2002 grant an option to purchase 250,000 shares;

         A. Joseph Rudick, a former officer, filed a Form 5 on February 25, 2003 relating to the February 19, 2002 grant of three options to purchase an aggregate of 375,000 shares and the March 28, 2002 grant of an option to purchase 125,000 shares;

         Nicholas J. Rossettos filed a Form 5 on February 25, 2003 relating to the February 19, 2002 grant of three options to purchase an aggregate of 150,000 shares and the March 28, 2002 grant of an option to purchase 125,000 shares;

         David Tanen filed a Form 5 on February 25, 2003 relating to the January 28,2002 grant of two options to purchase 10,000 and 50,000 shares, respectively;

         Peter Kleim, a former director, filed a Form 5 on February 25, 2003 relating to the January 28,2002 grant of an option to purchase 50,000 shares; and

         We have not received a copy of a Form 4 or 5 from Steven Kanzer, a director of our company until February 21, 2003, with respect to a January 28, 2002 grant of an option to purchase 50,000 shares at a price of $0.25 per share.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth, for the last three fiscal years, the compensation earned for services rendered in all capacities by our chief executive officer and the other highest-paid executive officers serving as such at the end of 2002 whose compensation for that fiscal year was in excess of $100,000. The individuals named in the table will be hereinafter referred to as the "Named Officers." No other executive officer of Manhattan received compensation in excess of $100,000 during fiscal year 2002. No executive officer who would otherwise have been included in this table on the basis of 2002 salary and bonus resigned or terminated employment during that year.

                           Summary Compensation Table

----------------------------------------------------------------------------------------------------------------------------
                                                                                               LONG-TERM         ALL OTHER
                                                                                              COMPENSATION      COMPENSATION
                                                        ANNUAL COMPENSATION                      AWARDS              ($)
----------------------------------------------------------------------------------------------------------------------------
                                                                                              SECURITIES
                                                                         OTHER ANNUAL         UNDERLYING
NAME AND PRINCIPAL POSITION        YEAR      SALARY($)     BONUS($)     COMPENSATION ($)    OPTIONS/SARS(#)
----------------------------------------------------------------------------------------------------------------------------
Frederic P. Zotos (1)              2002       187,500       50,000            10,000(2)        1,000,000               0
  Chief Executive Officer and      2001       208,750       50,000            10,000(2)          250,000               0
  President                        2000       131,250       50,000            10,000(2)          250,000          14,750(3)

----------------------------------------------------------------------------------------------------------------------------
A. Joseph Rudick (4)               2002        56,250       15,000                 0             500,000               0
  Chief Scientific and Medical     2001        87,500       25,000                 0             125,000               0
  Officer                          2000       123,750      111,174                 0             125,000          84,674(5)

----------------------------------------------------------------------------------------------------------------------------
Nicholas J. Rossettos (6)          2002       107,645       25,000            10,000(2)          275,000               0
  Chief Financial Officer,         2001       125,000       25,000            10,000(2)           50,000               0
  Treasurer and Secretary          2000        91,146       25,000            10,000(2)           50,000               0

----------------------------------------------------------------------------------------------------------------------------

-------------------------

(1) Mr. Zotos was promoted to be our Chief Executive Officer on February 15, 2001. Mr. Zotos became our President on April 3, 2000. Effective as of February 21, 2003, the date of our acquisition of Manhattan Research Development, Inc., Mr. Zotos' employment was terminated.

(2) Represents matching contributions by us pursuant to our company's SAR-SEP retirement plan.

(3) Represents $8,000 in fees paid for consulting services rendered and $6,750 in director's fees.

(4) Dr. Rudick became Chief Scientific and Medical Officer on February 15, 2001. From April 10, 2000 to February 15, 2001, he was our Chief Executive Officer. Effective as of February 21, 2003, the date of our acquisition of Manhattan Research Development, Inc., Dr. Rudick's employment was terminated.

(5) Represents $86,174 paid to Dr. Rudick in recognition of his role in negotiating an amendment to Optex's contract with Bausch & Lomb, less $1,500 returned to us by him due to mistaken overpayment of director's fees for the 1999 fiscal year.

(6) Mr. Rossettos became our Chief Financial Officer on April 10, 2000. In addition to the offices of Chief Financial Officer, Treasurer and Secretary, in February 2003, he was also appointed Chief Operating Officer.

OPTIONS AND STOCK APPRECIATION RIGHTS

         The following table contains information concerning the grant of stock options under the 1995 stock option plan and otherwise to the Named Officers during the 2002 fiscal year. Except as described in footnote (1) below, no stock appreciation rights were granted during the 2002 fiscal year.

            Option/SAR Grants in Last Fiscal Year (Individual Grants)

                                     NUMBER OF           PERCENT OF TOTAL
                                     SECURITIES            OPTIONS/SARs
                                     UNDERLYING             GRANTED TO
                                    OPTIONS/SARS        EMPLOYEES IN FISCAL    EXERCISE OR BASE
            NAME                    GRANTED (#)               YEAR(1)          PRICE ($/SHARE)(2)       EXPIRATION DATE
-----------------------------       ------------        -------------------    ------------------       ---------------
Frederic P. Zotos..........          250,000(3)              12.50                   0.25                   02/19/12
                                     250,000(4)              12.50                   0.25                   02/19/12
                                     250,000(5)              12.50                   0.25                   02/19/12
                                     250,000(6)              12.50                   0.20                   03/28/12

A. Joseph Rudick...........          125,000(3)               6.25                   0.25                   02/19/12
                                     125,000(4)               6.25                   0.25                   02/19/12
                                     125,000(5)               6.25                   0.25                   02/19/12
                                     125,000(6)               6.25                   0.20                   03/28/12

Nicholas J. Rossettos......           50,000(3)               2.50                   0.25                   02/19/12
                                      50,000(4)               2.50                   0.25                   02/19/12
                                      50,000(5)               2.50                   0.25                   02/19/12
                                     125,000(6)               6.25                   0.20                   03/28/12

------------------
(1)  Based on total option grants to employees of 2,000,000 in 2002.

(2) Exercise price is based on the closing sale price of our common stock on the last trading day preceding the grant date.

(3) Option vests 25 percent immediately and in 25 percent annual installments thereafter.

(4) Option vests in its entirety upon FDA approval of Avantix or 5 years from grant date.

(5) Option vests in its entirety upon (i) successful completion of Phase II trial on CT-3, (ii) licensing of CT-3 to third party, or (iii) 5 years from grant date. As a result of our June 2002 license agreement with Indevus Pharmaceuticals, inc., these options vested in their entirety.

(6) Options vested immediately upon grant and were awarded in exchange for each named officer's agreement to defer a portion of their salary.

OPTION EXERCISE AND HOLDINGS

         The following table provides information with respect to the Named Officers concerning the exercisability of options during the 2002 fiscal year and unexercisable options held as of the end of the 2002 fiscal year. No stock appreciation rights were exercised during the 2002 fiscal year, and, except for the limited rights described in footnote (1) to the preceding table, no stock appreciation rights were outstanding at the end of that fiscal year.

         Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values


                                                                                                  Value of Unexercised In-the-
                                                              No. of Securities Underlying        Money Options/SARs at FY-End
                                                              Unexercised Options/SARs at      (Market price of shares at FY-End
                                Shares                                 FY-End (#)                 less exercise price) ($)(2)
                               Acquired         Value         ------------------------------------------------------------------
       Name                   on Exercise    Realized (1)      Exercisable    Unexercisable      Exercisable       Unexercisable
--------------------------------------------------------------------------------------------------------------------------------
Frederic P. Zotos                  0             --              912,000         625,000             0                  0
--------------------------------------------------------------------------------------------------------------------------------
A. Joseph Rudick                   0             --              534,500         312,000             0                  0
--------------------------------------------------------------------------------------------------------------------------------
Nicholas J. Rossettos              0             --              250,000         125,000             0                  0
--------------------------------------------------------------------------------------------------------------------------------

------------------

(1) Equal to the fair market value of the purchased shares at the time of the option exercise over the exercise price paid for those shares.

(2) Based on the fair market value of our common stock on December 31, 2002 of $0.06 per share, the closing sales price per share on that date on the OTC Bulletin Board.

LONG TERM INCENTIVE PLAN AWARDS

         No long term incentive plan awards were made to a Named Officer during the last fiscal year.

COMPENSATION OF DIRECTORS

         Non-employee directors are eligible to participate in an automatic stock option grant program pursuant to the 1995 stock option plan. Non-employee directors are granted an option for 10,000 shares of common stock upon their initial election or appointment to the board and an option for 2,000 shares of common stock on the date of each annual meeting of our stockholders for those non-employee directors continuing to serve after that meeting. Accordingly, upon his appointment to the board in January 2002, David M. Tanen received an option to purchase 10,000 shares at an exercise price of $0.25 per share, which option vests ratably in three annual installments beginning January 2003.

         Additionally, on January 28, 2002, we granted to each of Steve Kanzer, Peter Kliem and David M. Tanen options for 50,000 shares of common stock at an exercise price of $0.25 per share, the fair market value of our common stock on the date of the grant. With respect to each of these options, 25 percent vested immediately and the remaining vested in three annual installments of 25 percent each.

         The board agreed that effective October 21, 1999, each non-employee member of the board is to receive $6,000 per year for his services as a director, payable semi-annually in arrears, plus $1,500 for each board meeting attended in person, $750 for each board meeting attended via telephone conference call and $500 for each meeting of a committee of the board attended. In 2002, each of our directors waived his right to receive these fees. Board members are also reimbursed for reasonable expenses incurred in connection with attending meetings of the board and of committees of the board.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

         FREDERIC P. ZOTOS

         Mr. Zotos provided services to us pursuant to an employment agreement dated April 3, 2000. The April 2000 agreement provided for an employment as our President for a term of three years, an annual base salary of $175,000 and an annual bonus of at least $50,000. In addition, in the event Mr. Zotos' employment was terminated by us without "cause" (as defined in the agreement) or as a result of his death or disability, we were obligated to pay Mr. Zotos severance in an amount equal to his base salary for a period ending the earlier of six months or the end of the three-year employment term. The April 2000 agreement was amended on February 20, 2001 to (i) extend the term of employment to April 3, 2004, (ii) promote Mr. Zotos to the office of Chief Executive Officer (in addition to President), and (iii) increase his annual base salary to $225,000. On April 1, 2002, Mr. Zotos employment agreement was amended a second time to provide for the deferral and accrual of $50,000 of his base salary, which amount would become payable when determined by us, termination of Mr. Zotos' employment by us without cause or the expiration of the term of employment. The 2002 amendment further provided that Mr. Zotos' annual bonus would be deferred and become payable upon the occurrence of the same events triggering payment of his deferred salary. In anticipation of our merger with Manhattan Research Development, Inc., we informed Mr. Zotos that his employment with our company would be terminated upon completion of the merger. Accordingly, on February 21, 2003, immediately prior to the merger, Mr. Zotos employment agreement was amended a third time to provide that upon such termination he would be entitled to receive (a) his base salary through the termination date (excluding deferred amounts), (b) his base salary (without any amount deferred) for a period of 6 months from the date of the merger, (c) the amount of all deferred base salary and unpaid bonus, one-half of which amount is payable when we receive $3 million in aggregate cash proceeds from financing activities and other sources and the remaining one-half of which is payable when we receive an aggregate of $6 million in aggregate cash proceeds from financing activities and other sources.

         A. JOSEPH RUDICK

         Dr. Rudick provided services to us pursuant to an employment agreement dated April 10, 2000. The April 2000 agreement provided for an employment as our Chief Executive Officer for a term of three years ending April 2, 2003, an annual base salary of $125,000 and an annual bonus of at least $25,000. In addition, in the event Dr. Rudick's employment was terminated by us without "cause" (as defined in the agreement) or as a result of his death or disability, we were obligated to pay Dr. Rudick severance in an amount equal to his base salary for a period ending the earlier of six months from the termination date or the end of the employment term. The April 2000 agreement was amended on February 20, 2001 to (i) extend the term of employment to April 2, 2004, (ii) provide for his appointment as our Chief Medical Officer, reporting directly to the President and Chief Executive Officer, and (iii) decrease his annual base salary to $75,000 and his annual minimum bonus to $15,000. On April 1, 2002, Dr. Rudick's employment agreement was amended a second time to provide for the deferral and accrual of $25,000 of his base salary, which amount would become payable when determined by us, termination of Dr. Rudick's employment by us without cause or the expiration of the term of employment. The 2002 amendment further provided that Dr. Rudick's annual bonus would be deferred and become payable upon the occurrence of the same events triggering payment of his deferred salary. In anticipation of our merger with Manhattan Research Development, Inc., we informed Dr. Rudick that we would not require his full-time employment with our company would be terminated upon completion of the merger. Accordingly, on February 21, 2003, immediately prior to the merger, Dr. Rudick's employment agreement was amended a third time to provide that upon such termination he would be entitled to receive (a) his base salary through the termination date (excluding deferred amounts), (b) his base salary (without any amount deferred) for a period of 6 months from the date of the merger, (c) the amount of all deferred base salary and unpaid bonus, one-half of which amount is payable when we receive $3 million in aggregate cash proceeds from financing activities and other sources and the remaining one-half of which is payable when we receive an aggregate of $6 million in aggregate cash proceeds from financing activities and other sources. Dr. Rudick is still employed by us on a part-time basis, however, performing services in connection with our relationship with Bausch & Lomb and that company's development of the Avantix technology.

         LEONARD FIRESTONE

         Upon completion of the merger transaction with Manhattan Research Development, Inc. on February 21, 2003, Leonard Firestone, M.D. was appointed President and Chief Executive Officer. Dr. Firestone's employment with us is governed by a January 2003 employment agreement originally entered into between he and Manhattan Research Development, which we assumed following the merger. The agreement provides for term of employment that may be extended for additional one (1) year periods thereafter. Dr. Firestone is entitled to receive a base salary equal to $250,000 and may receive up to an additional $150,000 upon the successful achievement of certain performance based milestones. In addition, under the agreement Dr. Firestone is entitled to options to purchase a number of shares of our common stock equal to 2.5 percent of the shares outstanding immediately following our merger with Manhattan Research Development. The exercise price of such option shares will be $0.11, the market price of our common stock at the time of the merger.

         NICHOLAS J. ROSSETTOS

         Mr. Rossettos' employment with us is pursuant to a February 2003 employment agreement. This agreement has a two-year term ending on February 21, 2005, which may be extended for additional one (1) year periods thereafter. Under the agreement, Mr. Rossettos is entitled to an annual salary of $150,000 in addition to health, disability insurance and other benefits. Mr. Rossettos is also entitled to options to purchase a number of shares of our common stock equal to 1.25 percent of shares outstanding immediately following our merger with Manhattan Research Development, Inc. Mr. Rossettos reports to the Chief Executive Officer and President. Mr. Rossettos and his dependents are eligible to receive paid medical and long term disability insurance and such other health benefits as we make available to other senior officers and directors.

         JOSHUA KAZAM

         Mr. Kazam provides services to our company pursuant to a consulting agreement dated March 1, 2003. The consulting agreement provides that Mr. Kazam will render services to us in connection with corporate financing activities and preparation of grant applications that we may from time to time need. We are required to pay to Mr. Kazam $4,167 per month during the term of the consulting agreement. The consulting agreement provides for a term of one year, which may be extended for 30 day periods thereafter. The consulting agreement also provides that either we or Mr. Kazam may terminate the agreement upon 30 days' notice.

         MICHAEL WEISER

         Dr. Weiser provides services to our company pursuant to a consulting agreement dated March 1, 2003. The consulting agreement provides that Dr. Weiser will provide scientific advisory services to us in the areas of obesity and drug delivery. We are required to pay to Dr. Weiser $6,250 per month during the term of the consulting agreement. The consulting agreement provides for a term of one year, which may be extended for 30 day periods thereafter. The consulting agreement also provides that either we or Mr. Kazam may terminate the agreement upon 30 days' notice.

         CHANGE OF CONTROL PROVISIONS

         The Compensation Committee has the discretion under the 1995 Stock Option Plan to accelerate options granted to any officers in connection with a change in control of our company or upon the subsequent termination of the officer's employment following the change of control. However, in connection with the merger with Manhattan Research Development, none of the options outstanding under the 1995 Stock Option Plan were accelerated.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

         The following table sets forth certain information regarding beneficial ownership of the our common stock as of March 31, 2003, by (i) each person known by us to be the beneficial owner of more than 5 percent of the outstanding common stock, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group. Unless otherwise indicated, the address of each of the following persons is 787 Seventh Avenue, 48th Floor, New York, New York 10019.

         The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 31, 2003, through the exercise or conversion of any stock option, convertible security, warrant or other right. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

                                                                            SHARES
                           NAME                                       BENEFICIALLY OWNED (1)       PERCENT OF CLASS
                           ----                                       ----------------------       ----------------
Leonard Firestone.............................................                     0                      *
Nicholas J. Rossettos(2)......................................               287,500                      *
Joshua Kazam..................................................             1,220,129                     1.0
Michael Weiser................................................             6,837,806                     5.9
Joan Pons(3)..................................................                     0                      *
David M. Tanen(4).............................................             1,871,236                     1.6
All directors and officers as a group(5)......................            10,216,671                     8.7

Lindsay A. Rosenwald(6).......................................            13,569,320                    11.6
Oleoylestrone Developments, SL(7).............................            20,785,188                    17.8
    Josep Samitier 1-5, Barcelona Science Park
    08028 Barcelona Spain
Jay Lobell(8).................................................            18,848,450                    16.1
    365 West End Avenue
    New York, New York 10024

------------------------

*        Less than 1.0%

(1) Percentage of beneficial ownership is calculated based on 116,811,980 shares of common stock outstanding as of March 31, 2003.

(2) Represents shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days.

(3) Does not include any shares beneficially owned by Oleoylestrone Developments, SL, of which Mr. Pons is chief executive officer.

(4) Includes 28,333 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days.

(5) Includes 165,833 shares issuance upon the exercise of options. Does not include any shares held by Oleoylestrone Developments, SL, of which Mr. Pons is chief executive officer.

(6) Includes 190 shares of common stock held by Huntington Street Corporation and 190 shares of common stock held by June Street Corporation. Dr. Rosenwald is the sole owner of both Huntington Street Corporation and June Street Corporation.

(7)  Mr. Pons is the chief executive officer of Oleoylestrone Developments, SL.

(8) Includes 18,721,353 shares of common stock held by eight separate trusts with respect to which Mr. Lobell is either trustee or manager and in either case has investment and voting power.

EQUITY COMPENSATION PLAN INFORMATION

         The following table summarizes outstanding options under our 1995 Stock Option Plan, as well as outstanding options that we have issued to certain officers, directors and employees of our company outside of the 1995 Stock Option Plan.

                                                                           WEIGHTED AVERAGE          NUMBER OF SECURITIES
                                                 NUMBER OF SECURITIES TO   EXERCISE PRICE OF        REMAINING AVAILABLE FOR
                                                 BE ISSUED UPON EXERCISE      OUTSTANDING               FUTURE ISSUANCE
                                                 OF OUTSTANDING OPTIONS,   OPTIONS, WARRANTS         (EXCLUDING SECURITIES
                                                   WARRANTS AND RIGHTS        AND RIGHTS            REFLECTED IN COLUMN (a))
             PLAN CATEGORY                               (a)                     (b)                          (c)
--------------------------------------------     -----------------------   -----------------        ------------------------
Equity compensation plans approved by
    stockholders (1).......................             1,069,200               $1.93                        122,555

Equity compensation plans not approved by
    stockholders (2).......................             2,380,000               $0.59                          n/a

------------

(1) Represents shares of common stock authorized for issuance under the 1995 Stock Option Plan, as amended.

(2) Represent shares of common stock issuable upon outstanding options issued to employees and directors outside of any stock option plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

OLEOYLESTRONE DEVELOPMENTS, SL

         Pursuant to the terms of a license agreement dated February 15, 2002 by and between Manhattan Research Development, Inc., our wholly owned subsidiary, and Oleoylestrone Developments, SL ("OED"), we have an exclusive, worldwide license to U.S. and foreign patents and patent applications relating to certain technologies. Although we are not obligated to pay royalties to OED, the license agreement requires us to make certain performance-based milestone payments. See "Item 1 - Intellectual Property" in this Form 10-KSB. As a result of our acquisition of Manhattan Research Development in February 2003, OED owns approximately 16 percent of our outstanding common stock. Additionally, Mr. Pons, a member of our board of directors, is chief executive officer of OED.

JOSEPH STEVENS & COMPANY, INC.

         On January 4, 2000, we entered into a financial advisory and consulting agreement with Joseph Stevens & Company, Inc. In this agreement, we engaged Joseph Stevens to provide us with financial advisory services from January 4, 2000 until January 4, 2001. As partial compensation for the services to be rendered by Joseph Stevens, we issued them three warrants to purchase an aggregate of 450,000 shares of our common stock. The exercise price and exercise period of each warrant is as follows:

==============================================================================================================
   Warrant Number      No. of Shares    Exercise Price                       Exercise Period
==============================================================================================================
   No.1                  150,000           $2.50          1/4/00 through 1/4/05
--------------------------------------------------------------------------------------------------------------
                                                          1/4/01 through 1/4/06 (which vested in equal monthly
   No.2                  150,000           $3.50          increments during 1/4/00-1/4/01)
--------------------------------------------------------------------------------------------------------------
                                                          1/4/02 through 1/4/07 (which vested in equal monthly
   No.3                  150,000           $4.50          increments during 1/4/00-1/4/01)
==============================================================================================================

         In addition, each warrant may only be exercised when the market price of a share of common stock is at least $1.00 greater than the exercise price of that warrant. In connection with issuance of the warrants, we and Joseph Stevens entered into a letter agreement granting Joseph Stevens registration rights in respect of the shares of common stock issuable upon exercise of the warrants.

         We believe that the transactions with OED and Joseph Stevens described above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

EXHIBITS

The following documents are included or referenced in this report.

Exhibit No.                              Description
-----------                              -----------
    2.1           Agreement and Plan of Merger among the Company, Manhattan
                  Pharmaceuticals Acquisition Corp. and Manhattan Research
                  Development, Inc. (formerly Manhattan Pharmaceuticals, Inc.)
                  dated December 17, 2002 (incorporated by reference to Exhibit
                  2.1 from Form 8-K filed March 5, 2003).

    3.1           Certificate of incorporation, as amended to date.

    3.2 Bylaws, as amended to date (incorporated by reference from Registrant's registration statement on Form SB-2, as amended
                  (File No. 33-98478)).

    4.1 Form of unit certificate (incorporated by reference from Registrant's registration statement on Form SB-2, as amended
                  (File No. 33-98478)).

    4.2 Specimen common stock certificate (incorporated by reference from Registrant's registration statement on Form SB-2, as amended (File No. 33-98478)).

    4.3 Form of redeemable warrant certificate (incorporated by reference from Registrant's registration statement on Form
                  SB-2, as amended (File No. 33-98478)).

    4.4 Form of redeemable warrant agreement between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference from Registrant's registration statement on Form
                  SB-2, as amended (File No. 33-98478)).

    4.5 Form of underwriter's warrant certificate (incorporated by reference from Registrant's registration statement on Form
                  SB-2, as amended (File No. 33-98478)).

    4.6 Form of underwriter's warrant agreement between the Registrant and Joseph Stevens & Company, L.P. (incorporated by reference from Registrant's registration statement on Form SB-2, as amended (File No. 33-98478)).

    4.7 Form of subscription agreement between Registrant and the selling stockholders (incorporated by reference from Registrant's registration statement on Form SB-2, as amended
                  (File No. 33-98478)).

    4.8 Form of bridge warrant (incorporated by reference from Registrant's registration statement on Form SB-2, as amended
                  (File No. 33-98478)).

    4.9 Warrant issued to John Prendergast to purchase 37,500 shares of Registrant's common stock (incorporated by reference from Exhibit 10.24 to the Registrant's Form 10-QSB for the quarter ended March 31, 1997).

    4.10 Warrant No. 1 issued to Joseph Stevens & Company, Inc. to purchase 150,000 shares of Registrant's Common Stock exercisable January 4, 2000 (incorporated by reference to Exhibit 10.28 to the Registrant's Form 10-KSB for the year ended December 31, 1999).

    4.11 Warrant No. 2 issued to Joseph Stevens & Company, Inc. to purchase 150,000 shares of Registrant's Common Stock exercisable January 4, 2001 (incorporated by reference to Exhibit 10.29 to the Registrant's Form 10-KSB for the year ended December 31, 1999).

    4.12 Warrant No. 3 issued to Joseph Stevens & Company, Inc. to purchase 150,000 shares of Registrant's Common Stock exercisable January 4, 2002 (incorporated by reference to Exhibit 10.30 to the Registrant's Form 10-KSB for the year ended December 31, 1999).

    4.13          Warrant certificate issued May 12, 2000, by the Registrant to
                  TeraComm Research, Inc. (incorporated by reference from
                  Exhibit 10.3 to the registrant's Form 10-QSB for the quarter ended June 30, 2000).

    4.14 Form of stock purchase warrants issued on September 28, 2000 to BH Capital Investments, L.P., exercisable for shares of common stock of the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-QSB for the quarter ended September 30, 2000).

    4.15 Form of stock purchase warrants issued on September 28, 2000 to Excalibur Limited Partnership, exercisable for shares of common stock of the Registrant (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-QSB for the quarter ended September 30, 2000).

    4.16          Warrant certificate issued March 8, 2001 by the Registrant to
                  Dian Griesel (incorporated by reference to Exhibit 10.56 to the Registrant's Form 10-QSB for the quarter ended March 31,
                  2001).

   10.1 Investors' rights agreement dated July 1995, between Registrant, Dr. Lindsay A. Rosenwald and VentureTek, L.P.
                  (incorporated by reference from Registrant's registration statement on Form SB-2, as amended (File No. 33-98478)).

   10.2 License and assignment agreement dated March 25, 1994, between Optex Ophthalmologics, Inc., certain inventors and NeoMedix
                  Corporation, as amended (incorporated by reference to the exhibits to the Registrant's registration statement on Form
                  SB-2, as amended (File No. 33-98478)).

   10.3+          License agreement dated March 28, 1994, between Channel
                  Therapeutics, Inc. and Dr. Sumner Burstein (incorporated by reference to the exhibits to the Registrant's registration statement on Form SB-2, as amended (File No. 33-98478)).

   10.4 1995 stock option plan, as amended (incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-QSB for the quarter ended September 30, 1996).

   10.5           Amendment No. 1 to development & license Agreement between
                  Optex and Bausch & Lomb Surgical, Inc. dated September 16,
                  1999 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-QSB for the quarter ended September 30,
                  1999).

   10.9 Financial advisory and consulting agreement between Registrant and Joseph Stevens & Company, Inc. dated January 4, 2000
                  (incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-KSB for the year ended December 31,
                  1999).

   10.10 Employment agreement dated as of April 10, 2000, between Registrant and A. Joseph Rudick (incorporated by reference to
                  Exhibit 10.7 of the Registrant's Form 10-QSB/A for the quarter ended June 30, 2000).

   10.11 Employment agreement dated as of April 3, 2000, between Registrant and Frederic P. Zotos (incorporated by reference to
                  Exhibit 10.8 of the Registrant's Form 10-QSB/A for the quarter ended June 30, 2000).

   10.12          First Amendment to Employment Agreement dated as of February
                  20, 2001 between the Registrant and Frederic P. Zotos.

   10.13          First Amendment to Employment Agreement dated as of February
                  20, 3002 between the Registrant and A. Joseph Rudick.

   10.14          Second Amendment to Employment Agreement dated as of April 1,
                  2002 between the Registrant and Frederic P. Zotos.

   10.15          Second Amendment dated as of April 1, 2002 to Employment
                  Agreement dated April 3, 2000 between the Registrant and A.
                  Joseph Rudick.

   10.16 Common stock purchase agreement dated March 16, 2001, between Registrant and Fusion Capital Fund II, LLC (incorporated by reference from Exhibit 10.55 of the Registrant's Form 10-QSB for the quarter ended March 31, 2001).

   10.17 Common stock purchase agreement dated as of May 7, 2001, between Registrant and Fusion Capital Fund II, LLC
                  (incorporated by reference to Exhibit 10.57 of Amendment No. 1 to the Registrant's registration statement on Form SB-2/A filed June 29, 2001 (File 333-61974)).

     10.18 Form of registration rights agreement between Registrant and Fusion Capital Fund II, LLC (incorporated by reference to
                  Exhibit 10.58 of Amendment No. 1 to the Registrant's registration statement on Form SB-2/A filed June 29, 2001
                  (File 333-61974)).

     10.19 Asset purchase agreement dated as of January 31, 2001, between Bausch & Lomb Incorporated, Bausch & Lomb Surgical, Inc.,
                  Optex Ophthalmologics, Inc. and the Registrant (the "January
                  31 Asset Purchase Agreement") (incorporated by reference to
                  Exhibit 10.59 to the Registrant's Form 10-QSB for the quarter ended September 30, 2001).

     10.20        Amendment No. 1 dated March 2, 2001, to the January 31 Asset
                  Purchase Agreement (incorporated by reference to Exhibit 10.60 to the Registrant's Form 10-QSB for the quarter ended
                  September 30, 2001).

     10.21 Asset purchase agreement dated as of April 23, 2001, between Registrant, Gemini Technologies, Inc., and IFN, Inc.
                  (incorporated by reference to Exhibit 10.61 to the Registrant's Form 10-QSB for the quarter ended September 30,
                  2001).

     10.22        Securities purchase agreement dated November 2, 2001, between
                  Registrant and certain investors (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on December 6,
                  2001).

     10.23        Placement agreement dated November 6, 2001, between Joseph
                  Stevens & Company, Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on December 6, 2001).

     10.24 Asset purchase agreement dated as of April 23, 2001, among the Registrant, Gemini Technologies, Inc. and IFN, Inc.
                  (incorporated by reference to Exhibit 10.64 of the Registrant's Form 10-KSB for the year ended December 31,
                  2001).

     16.1 Letter of KPMG LLP (incorporated by reference to Exhibit 99 filed with the Registrant's Form 8-K filed on December 12,
                  2002).

     21.1         Subsidiaries of the Registrant.

     23.1         Consent of J.H. Cohn LLP

     23.2         Consent of KPMG LLP

     99.1         Certifications of Chief Executive Officer and Chief Financial
                  Officer

--------------------

+ Confidential treatment has been granted as to certain portions of exhibit.

REPORTS ON FORM 8-K

         On December 12, 2002, we filed a current report on Form 8-K dated December 5, 2002 disclosing a change in our independent public accountants, as described in Item 8 of this Form 10-KSB.

ITEM 14. CONTROLS AND PROCEDURES

         Within 90 days prior to the date of this Report, we carried out an evaluation, under the supervision and with the participation of our chief executive and chief financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to such evaluation.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, Manhattan Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 11, 2003.

                                 Manhattan Pharmaceuticals, Inc.

                                 By:   /s/ Leonard Firestone
                                    --------------------------------------------
                                     Leonard Firestone
                                     President and Chief Executive Officer

         In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Manhattan Pharmaceuticals, Inc. and in the capacities and on the dates indicated.

          SIGNATURE                                      TITLE                              DATE
          ---------                                      -----                              ----
 /s/ Leonard Firestone                 President, Chief Executive Officer and           April 11, 2003
----------------------------------     Director (principal executive officer)
Leonard Firestone

 /s/ Nicholas J. Rossettos             Treasurer, Secretary and Chief Financial         April 11, 2003
----------------------------------     Officer (principal accounting and financial
Nicholas J. Rossettos                  officer)

 /s/ Joshua Kazam                      Vice President and Director                      April 11, 2003
----------------------------------
Joshua Kazam

 /s/ Michael Weiser                    Vice President and Director                      April 11, 2003
----------------------------------
Michael Weiser

 /s/ Joan Pons                         Director                                         April 11, 2003
----------------------------------
Joan Pons

 /s/ David M. Tanen                    Director                                         April 11, 2003
----------------------------------
David M. Tanen

                                 CERTIFICATIONS

I, Leonard Firestone, certify that:

         1. I have reviewed this annual report on 10-KSB of Manhattan Pharmaceuticals, Inc. (formerly Atlantic Technology Ventures, Inc.);

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date") and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 11, 2003                   /s/ Leonard Firestone
                                     ------------------------------------------
                                     Leonard Firestone
                                     President and Chief Executive Officer

I, Nicholas J. Rossettos, certify that:

         1. I have reviewed this annual report on 10-KSB of Manhattan Pharmaceuticals, Inc. (formerly Atlantic Technology Ventures, Inc.);

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date") and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 11, 2003                      /s/ Nicholas J. Rossettos
                                        ----------------------------------------
                                        Nicholas J. Rossettos
                                        Chief Financial Officer and Treasurer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                               ----
Report of J.H. Cohn LLP......................................................................................   F-2

Report of KPMG LLP...........................................................................................   F-3

Consolidated Balance Sheets as of December 31, 2002 and 2001.................................................   F-4

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000
     and the cumulative period from July 13, 1993 (inception) to December 31, 2002...........................   F-5

Consolidated Statements of Stockholders' Equity (Deficiency) for the Years Ended
     December 31, 2002, 2001 and 2000 and the cumulative period from July 13, 1993 (inception)
     to December 31, 2002....................................................................................   F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000
     and the cumulative period from July 13, 1993 (inception) to December 31, 2002...........................   F-8

Notes to Consolidated Financial Statements...................................................................   F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Manhattan Pharmaceuticals, Inc.
(formerly known as Atlantic Technology Ventures, Inc.)

We have audited the accompanying consolidated balance sheet of Manhattan Pharmaceuticals, Inc. (formerly known as Atlantic Technology Ventures, Inc.) and Subsidiaries (A Development Stage Company) as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended and for the period from January 1, 2002 to December 31, 2002 as related to the period from July 13, 1993 (date of inception) to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements referred to above based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manhattan Pharmaceuticals, Inc. (formerly known as Atlantic Technology Ventures, Inc.) and Subsidiaries (A Development Stage Company) as of December 31, 2002, and their results of operations and cash flows for the year then ended and for the period from January 1, 2002 to December 31, 2002 as related to the period from July 13, 1993 (date of inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has limited liquid resources. Such matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements referred to above do not include any adjustments that might result from the outcome of this uncertainty.

                                                          /s/ J.H. Cohn LLP

Roseland, New Jersey
February 14, 2003, except for Notes 1 and 14 which are as of February 21, 2003 and
    Note 13 which is as of March 1, 2003

                          Independent Auditors' Report

The Board of Directors and Stockholders
Manhattan Pharmaceuticals, Inc.
(formerly Atlantic Technology Ventures, Inc.):

We have audited the consolidated balance sheet of Manhattan Pharmaceuticals, Inc. (formerly Atlantic Technology Ventures, Inc.) and subsidiaries (a development stage company) as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended December 31, 2001 and 2000, and for the period from July 13, 1993 (inception) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manhattan Pharmaceuticals, Inc. (formerly Atlantic Technology Ventures, Inc.) and subsidiaries (a development stage company) as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, and for the period from July 13, 1993 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

                                                             /s/ KPMG LLP

Short Hills, New Jersey
March 22, 2002

 MANHATTAN PHARMACEUTICALS, INC., (FORMERLY ATLANTIC TECHNOLOGY VENTURES, INC.)
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                           Consolidated Balance Sheets

                                                                                            AS OF DECEMBER 31,
                                                                                ------------------------------------
                                                                                    2002                   2001
                                                                                ----------------       -------------
ASSETS
Current assets:
    Cash and cash equivalents                                                   $        116,291       $   1,591,761
    Prepaid expenses                                                                      58,630              38,593
                                                                                ----------------       -------------
                   Total current assets                                                  174,921           1,630,354

Property and equipment, net                                                               55,881             105,153
Other assets                                                                              19,938              22,838
                                                                                ----------------       -------------

                   Total assets                                                 $        250,740       $   1,758,345
                                                                                ================       =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
    Accounts payable and accrued expenses                                       $        577,732       $     508,613
                                                                                ----------------       -------------

Commitments and Contingencies:

Stockholders' equity (deficiency):
    Preferred stock, $.001 par value. Authorized 10,000,000
       shares; 1,375,000 shares designated as Series A
       convertible preferred stock                                                            --                  --
    Series A convertible preferred stock, $.001 par value.
       Authorized 1,375,000 shares; 379,152 and 346,357 shares issued and outstanding at December 31, 2002 and 2001, respectively (liquidation preference aggregating $4,928,976 and $4,502,641 at
       December 31, 2002 and 2001, respectively)                                             379                 346
    Convertible preferred stock warrants, 112,896 issued and outstanding at
       December 31, 2002 and 2001                                                        520,263             520,263
    Common stock, $.001 par value. Authorized 50,000,000
       shares; 16,989,596 and 15,965,359 shares issued and outstanding
       at December 31, 2002 and 2001, respectively                                        16,990              15,965
    Additional paid-in capital                                                        27,410,717          27,442,106
    Deficit accumulated during development stage                                     (28,275,341)        (26,728,406)
                                                                               -----------------       -------------
                                                                                        (326,992)          1,250,274

    Less common stock subscriptions receivable                                                --                (218)
    Less treasury stock, at cost                                                              --                (324)
                                                                               -----------------       -------------

                   Total stockholders' equity (deficiency)                              (326,992)          1,249,732
                                                                               -----------------       -------------

                   Total liabilities and stockholders' equity (deficiency)      $        250,740           1,758,345
                                                                                ================       =============

See accompanying notes to consolidated financial statements.

 MANHATTAN PHARMACEUTICALS, INC., (FORMERLY ATLANTIC TECHNOLOGY VENTURES, INC.)
                                AND SUBSIDIARIES
                         (A Development Stage Company)
                     Consolidated Statements of Operations

                                                                                                                   CUMULATIVE
                                                                                                                   PERIOD FROM
                                                                                                                  JULY 13, 1993
                                                                     YEARS ENDED DECEMBER 31,                    (INCEPTION) TO
                                                        ---------------------------------------------------       DECEMBER 31,
                                                           2002                2001                2000               2002
                                                        -----------        ------------        ------------   -----------------
Revenues:
    Development revenue                                 $        --        $  2,461,922        $  5,169,288   $       8,713,720
    License revenue                                         500,000                  --                  --           3,000,000
    Grant revenue                                                --             250,000             189,658             616,659
                                                        -----------        ------------        ------------   -----------------

         Total revenues                                     500,000           2,711,922           5,358,946          12,330,379
                                                        -----------        ------------        ------------   -----------------
Costs and expenses:
    Cost of development revenue                                  --           2,082,568           4,135,430           7,084,006
    Research and development                                539,752             886,716           1,130,345          10,931,378
    Acquired in-process research and
    development                                                  --                  --           2,653,382           2,653,382
    General and administrative                            1,519,008           2,771,407           2,235,535          20,193,641
    Compensation expense (benefit) relating to stock
      warrants (general and administrative), net             (5,845)             78,611           1,020,128           1,093,631
    License fees                                                 --                  --                  --             173,500
                                                        -----------        ------------        ------------   -----------------
         Total operating expenses                         2,052,915           5,819,302          11,174,820          42,129,538
                                                        -----------        ------------        ------------   -----------------
         Operating loss                                  (1,552,915)         (3,107,380)         (5,815,874)        (29,799,159)
                                                        -----------        ------------        ------------   -----------------
Other (income) expense:
    Interest and other income                               (11,212)            (42,010)            (92,670)         (1,304,358)
    Gain on sale of Optex assets                                 --          (2,569,451)                 --          (2,569,451)
    Loss on sale of Gemini assets                                --             334,408                  --             334,408
    Interest expense                                             --                  --                  --             625,575
    Equity in loss of affiliate                                  --              67,344              79,274             146,618
    Loss on disposition of assets                             5,232                  --                  --               5,232
    Distribution to minority shareholders                        --             837,274                  --             837,274
                                                        -----------        ------------        ------------   -----------------

         Total other (income) expense                        (5,980)         (1,372,435)            (13,396)         (1,924,702)
                                                        -----------        ------------        ------------   -----------------

         Net loss                                       $(1,546,935)       $ (1,734,945)       $ (5,802,478)  $     (27,874,457)

Imputed convertible preferred stock
    dividend                                                     --             600,000                  --           5,931,555
Dividend paid upon repurchase of Series B                        --             167,127             233,757             400,884
Preferred stock dividend issued in
    preferred shares                                         65,760             107,449             811,514           1,456,272
                                                        -----------        ------------        ------------   -----------------

Net loss applicable to common shares                    $(1,612,695)       $ (2,609,521)       $ (6,847,749)  $     (35,663,168)
                                                        ===========        ============        ============   =================

Net loss per common share:
    Basic and diluted                                   $     (0.10)       $      (0.36)       $      (1.21)
                                                        ===========        ============        ============

Weighted average shares of common stock outstanding:
    Basic and diluted                                    16,959,829           7,209,916           5,656,741
                                                        ===========        ============        ============

See accompanying notes to consolidated financial statements.

 MANHATTAN PHARMACEUTICALS, INC., (FORMERLY ATLANTIC TECHNOLOGY VENTURES, INC.)
                                AND SUBSIDIARIES
                          (A Development Stage Company)

          Consolidated Statements of Stockholders' Equity (Deficiency)

                                                               SERIES A             SERIES B            CONVERTIBLE
                                                             CONVERTIBLE           CONVERTIBLE           PREFERRED
                                                           PREFERRED STOCK       PREFERRED STOCK       STOCK WARRANTS
                                                         --------------------  -------------------   -------------------
                                                          SHARES      AMOUNT    SHARES     AMOUNT     NUMBER     AMOUNT
                                                         ---------   --------  --------   --------   --------   --------
  Common stock subscribed at $.001 per share
    July-November 1993                                          --   $     --        --   $     --         --   $     --
  Issued common stock at $.001 per share,
    June 1994                                                   --         --        --         --         --         --
  Issued and subscribed common stock at $.05
    per share, August 1994                                      --         --        --         --         --         --
  Payments of common stock subscriptions                        --         --        --         --         --         --
  Issuance of warrants, September 1995                          --         --        --         --         --         --
  Issued common stock and warrants at $4 per unit,
    December 1995 (net of costs of issuance
    of $1,454,300)                                              --         --        --         --         --         --
  Conversion of demand notes payable and
    the related accrued interest to common stock,
    December 1995                                               --         --        --         --         --         --
  Repurchase of common stock                                    --         --        --         --         --         --
  Compensation related to grant of stock
    options                                                     --         --        --         --         --         --
  Amortization of deferred compensation                         --         --        --         --         --         --
  Net loss                                                      --         --        --         --         --         --
                                                         ---------   --------  --------   --------   --------   --------
Balance at December 31, 1995                                    --         --        --         --         --         --
  Issuance of warrants, April 1996                              --         --        --         --         --         --
  Issued common stock and warrants at $6.73
    per share, August 1996 (net of costs of
    issuance of $76,438)                                        --         --        --         --         --         --
  Amortization of deferred compensation                         --         --        --         --         --         --
  Net loss                                                      --         --        --         --         --         --
                                                         ---------   --------  --------   --------   --------   --------
Balance at December 31, 1996                                    --         --        --         --         --         --
  Issued convertible preferred stock at $10 per unit,
    May and August 1997 (net of costs of issuance
    of $1,758,816)                                       1,237,200      1,237        --         --         --         --
  Channel merger                                                --         --        --         --         --         --
  Conversion of preferred to common stock                  (22,477)       (22)       --         --         --         --
  Issuance of convertible preferred stock
    warrants                                                    --         --        --         --    123,720    570,143
  Issuance of warrants                                          --         --        --         --         --         --
  Amortization of deferred compensation                         --         --        --         --         --         --
  Imputed convertible preferred stock dividend                  --         --        --         --         --         --
  Imputed convertible preferred stock dividend                  --         --        --         --         --         --
  Net loss                                                      --         --        --         --         --         --
                                                         ---------   --------  --------   --------   --------   --------
Balance at December 31, 1997                             1,214,723      1,215        --         --    123,720    570,143
  Conversion of preferred to common stock                 (584,265)      (585)       --         --         --         --
  Cashless exercise of preferred warrants                    2,010          2        --         --     (6,525)   (30,069)
  Exercise of options                                           --         --        --         --         --         --
  Exercise of warrants                                          --         --        --         --         --         --
  Expense related to grant of stock options                     --         --        --         --         --         --
  Amortization of deferred compensation                         --         --        --         --         --         --
  Imputed convertible preferred stock dividend                  --         --        --         --         --         --
  Imputed convertible preferred stock dividend                  --         --        --         --         --         --
  Net loss                                                      --         --        --         --         --         --
                                                         ---------   --------  --------   --------   --------   --------
Balance at December 31, 1998                               632,468        632        --         --    117,195    540,074
  Conversion of preferred to common stock                  (95,599)       (95)       --         --         --         --
  Preferred stock dividend                                  73,219         73        --         --         --         --
  Net loss                                                      --         --        --         --         --         --
                                                         ---------   --------  --------   --------   --------   --------
Balance at December 31, 1999                               610,088   $    610        --   $     --    117,195   $540,074
  Conversion of preferred to common stock                 (309,959)      (310)       --         --         --         --
  Preferred stock dividend                                  59,582         60        --         --         --         --
  Cashless exercise of preferred warrants                                                              (4,299)   (19,811)
  Exercise of options                                           --         --        --         --         --         --
  Issuance of common stock to TeraComm shareholders             --         --        --         --         --         --
  Expense related to grant of stock warrants                    --         --        --         --         --         --
  Issuance of Series B convertible preferred stock              --         --   344,828        345         --         --
  Costs related to issuance of Series B preferred stock         --         --        --         --         --         --
  Repurchase of Series B convertible preferred stock            --         --  (137,931)      (138)        --         --

                                                                                        COMMON STOCK
                                                               COMMON STOCK              SUBSCRIBED           ADDITIONAL
                                                          -----------------------   ---------------------      PAID-IN
                                                             SHARES      AMOUNT       NUMBER      AMOUNT       CAPITAL
                                                          ----------    ---------   ---------  ----------   -------------
  Common stock subscribed at $.001 per share
    July-November 1993                                            --    $      --       5,231  $        5           6,272
  Issued common stock at $.001 per share,
    June 1994                                                     84           --          --          --             101
  Issued and subscribed common stock at $.05
    per share, August 1994                                       860            1          12          --          52,374
  Payments of common stock subscriptions                       5,061            5      (5,061)         (5)             --
  Issuance of warrants, September 1995                            --           --          --          --         300,000
  Issued common stock and warrants at $4 per unit,
    December 1995 (net of costs of issuance
    of $1,454,300)                                         1,872,750        1,873          --          --       6,034,827
  Conversion of demand notes payable and
    the related accrued interest to common stock,
    December 1995                                            785,234          785          --          --       2,441,519
  Repurchase of common stock                                    (269)          --          --          --              --
  Compensation related to grant of stock
    options                                                       --           --          --          --         208,782
  Amortization of deferred compensation                           --           --          --          --              --
  Net loss                                                        --           --          --          --              --
                                                          ----------    ---------   ---------  ----------   -------------
Balance at December 31, 1995                               2,663,720        2,664         182          --       9,043,875
  Issuance of warrants, April 1996                                --           --          --          --         139,000
  Issued common stock and warrants at $6.73
    per share, August 1996 (net of costs of
    issuance of $76,438)                                     250,000          250          --          --       1,452,063
  Amortization of deferred compensation                           --           --          --          --              --
  Net loss                                                        --           --          --          --              --
                                                          ----------    ---------   ---------  ----------   -------------
Balance at December 31, 1996                               2,913,720        2,914         182          --      10,634,938
  Issued convertible preferred stock at $10 per unit,
    May and August 1997 (net of costs of issuance
    of $1,758,816)                                                --           --          --          --      10,611,947
  Channel merger                                             103,200          103          --          --         657,797
  Conversion of preferred to common stock                     47,651           48          --          --             (26)
  Issuance of convertible preferred stock
    warrants                                                      --           --          --          --        (570,143)
  Issuance of warrants                                            --           --          --          --         159,202
  Amortization of deferred compensation                           --           --          --          --              --
  Imputed convertible preferred stock dividend                    --           --          --          --      (3,703,304)
  Imputed convertible preferred stock dividend                    --           --          --          --       3,703,304
  Net loss                                                        --           --          --          --              --
                                                          ----------    ---------   ---------  ----------   -------------
Balance at December 31, 1997                               3,064,571        3,065         182          --      21,493,715
  Conversion of preferred to common stock                  1,367,817        1,367          --          --            (782)
  Cashless exercise of preferred warrants                         --           --          --          --          30,067
  Exercise of options                                         70,000           70          --          --          52,430
  Exercise of warrants                                         1,000            1          --          --           5,499
  Expense related to grant of stock options                       --           --          --          --          81,952
  Amortization of deferred compensation                           --           --          --          --              --
  Imputed convertible preferred stock dividend                    --           --          --          --      (1,628,251)
  Imputed convertible preferred stock dividend                    --           --          --          --       1,628,251
  Net loss                                                        --           --          --          --              --
                                                          ----------    ---------   ---------  ----------   -------------
Balance at December 31, 1998                               4,503,388        4,503         182          --      21,662,881
  Conversion of preferred to common stock                    312,602          313          --          --            (218)
  Preferred stock dividend                                        --           --          --          --            (391)
  Net loss                                                        --           --          --          --              --
                                                          ----------    ---------   ---------  ----------   -------------
Balance at December 31, 1999                               4,815,990    $   4,816         182  $       --      21,662,272
  Conversion of preferred to common stock                  1,011,038        1,011          --          --            (701)
  Preferred stock dividend                                        --           --          --          --             (60)
  Cashless exercise of preferred warrants                      9,453            9          --          --          19,802
  Exercise of options                                         85,654           86          --          --         344,512
  Issuance of common stock to TeraComm shareholders          200,000          200          --          --       1,799,800
  Expense related to grant of stock warrants                      --           --          --          --       1,020,128
  Issuance of Series B convertible preferred stock                --           --          --          --         975,943
  Costs related to issuance of Series B preferred stock           --           --          --          --        (147,800)
  Repurchase of Series B convertible preferred stock              --           --          --          --        (399,862)

                                                             DEFICIT                        COMMON                      TOTAL
                                                           ACCUMULATED                      STOCK                       STOCK-
                                                             DURING          DEFERRED      SUBSCRIP-                   HOLDERS'
                                                           DEVELOPMENT        COMPEN-        TIONS       TREASURY      EQUITY
                                                              STAGE           SATION       RECEIVABLE     STOCK      (DEFICIENCY)
                                                          --------------   ------------   -----------   ----------   ------------
  Common stock subscribed at $.001 per share
    July-November 1993                                                --             --        (6,277)          --             --
  Issued common stock at $.001 per share,
    June 1994                                                         --             --            --           --            101
  Issued and subscribed common stock at $.05
    per share, August 1994                                            --             --          (750)          --         51,625
  Payments of common stock subscriptions                              --             --         6,809           --          6,809
  Issuance of warrants, September 1995                                --             --            --           --        300,000
  Issued common stock and warrants at $4 per unit,
    December 1995 (net of costs of issuance
    of $1,454,300)                                                    --             --            --           --      6,036,700
  Conversion of demand notes payable and
    the related accrued interest to common stock,
    December 1995                                                     --             --            --           --      2,442,304
  Repurchase of common stock                                          --             --            --         (324)          (324)
  Compensation related to grant of stock
    options                                                           --       (144,000)           --           --         64,782
  Amortization of deferred compensation                               --         12,000            --           --         12,000
  Net loss                                                    (4,880,968)            --            --           --     (4,880,968)
                                                          --------------   ------------   -----------   ----------   ------------
Balance at December 31, 1995                                  (4,880,968)      (132,000)         (218)        (324)     4,033,029
  Issuance of warrants, April 1996                                    --             --            --           --        139,000
  Issued common stock and warrants at $6.73
    per share, August 1996 (net of costs of
    issuance of $76,438)                                              --             --            --           --      1,452,313
  Amortization of deferred compensation                               --         28,800            --           --         28,800
  Net loss                                                    (3,557,692)            --            --           --     (3,557,692)
                                                          --------------   ------------   -----------   ----------   ------------
Balance at December 31, 1996                                  (8,438,660)      (103,200)         (218)        (324)     2,095,450
  Issued convertible preferred stock at $10 per unit,
    May and August 1997 (net of costs of issuance
    of $1,758,816)                                                    --             --            --           --     10,613,184
  Channel merger                                                      --             --            --           --        657,900
  Conversion of preferred to common stock                             --             --            --           --             --
  Issuance of convertible preferred stock
    warrants                                                          --             --            --           --             --
  Issuance of warrants                                                --             --            --           --        159,202
  Amortization of deferred compensation                               --         28,800            --           --         28,800
  Imputed convertible preferred stock dividend                        --             --            --           --     (3,703,304)
  Imputed convertible preferred stock dividend                        --             --            --           --      3,703,304
  Net loss                                                    (5,151,396)            --            --           --     (5,151,396)
                                                          --------------   ------------   -----------   ----------   ------------
Balance at December 31, 1997                                 (13,590,056)       (74,400)         (218)        (324)     8,403,140
  Conversion of preferred to common stock                             --             --            --           --             --
  Cashless exercise of preferred warrants                             --             --            --           --             --
  Exercise of options                                                 --             --            --           --         52,500
  Exercise of warrants                                                --             --            --           --          5,500
  Expense related to grant of stock options                           --             --            --           --         81,952
  Amortization of deferred compensation                               --         74,400            --           --         74,400
  Imputed convertible preferred stock dividend                        --             --            --           --     (1,628,251)
  Imputed convertible preferred stock dividend                        --             --            --           --      1,628,251
  Net loss                                                    (2,753,528)            --            --           --     (2,753,528)
                                                          --------------   ------------   -----------   ----------   ------------
Balance at December 31, 1998                                 (16,343,584)            --          (218)        (324)     5,863,964
  Conversion of preferred to common stock                             --             --            --           --             --
  Preferred stock dividend                                            --             --            --           --           (318)
  Net loss                                                    (2,446,515)            --            --           --     (2,446,515)
                                                          --------------   ------------   -----------   ----------   ------------
Balance at December 31, 1999                                 (18,790,099)            --          (218)        (324)     3,417,131
  Conversion of preferred to common stock                             --             --            --           --             --
  Preferred stock dividend                                            --             --            --           --             --
  Cashless exercise of preferred warrants                             --             --            --           --             --
  Exercise of options                                                 --             --            --           --        344,598
  Issuance of common stock to TeraComm shareholders                   --             --            --           --      1,800,000
  Expense related to grant of stock warrants                          --             --            --           --      1,020,128
  Issuance of Series B convertible preferred stock                    --             --            --           --        976,288
  Costs related to issuance of Series B preferred stock               --             --            --           --       (147,800)
  Repurchase of Series B convertible preferred stock                  --             --            --           --       (400,000)

                                                               SERIES A             SERIES B            CONVERTIBLE
                                                             CONVERTIBLE           CONVERTIBLE           PREFERRED
                                                           PREFERRED STOCK       PREFERRED STOCK       STOCK WARRANTS
                                                         --------------------  -------------------   -------------------
                                                          SHARES      AMOUNT    SHARES     AMOUNT     NUMBER     AMOUNT
                                                         ---------   --------  --------   --------   --------   --------
  Dividend upon repurchase of Series B convertible
    preferred stock                                             --         --        --         --         --         --
  Reclassification of Series B convertible preferred
    stock to redeemable Series B convertible preferred          --         --  (206,897)      (207)        --         --
  Net loss                                                      --         --        --         --         --         --
                                                         ---------   --------  --------   --------   --------   --------
Balance at December 31, 2000                               359,711   $    360        --   $     --    112,896   $520,263
  Conversion of preferred to common stock                  (57,132)       (58)       --         --         --         --
  Preferred stock dividend                                  43,778         44        --         --         --         --
  Issued common stock as commitment shares                      --         --        --         --         --         --
  Issued common stock for services                              --         --        --         --         --         --
  Issued common stock pursuant to Fusion agreement              --         --        --         --         --         --
  Issued common stock in private placement                      --         --        --         --         --         --
  Conversion of Series B convertible preferred stock
    to common stock                                             --         --        --         --         --         --
  Repurchase of Series B convertible preferred stock            --         --        --         --         --         --
  Expense related to grant of stock warrants                    --         --        --         --         --         --
  Net loss                                                      --         --        --         --         --         --
                                                         ---------   --------  --------   --------   --------   --------
Balance at December 31, 2001                               346,357   $    346        --   $     --    112,896   $520,263
  Issued common stock to placement agent                        --         --        --         --         --         --
  Conversion of preferred to common stock                  (12,000)       (12)       --         --         --         --
  Preferred stock dividend                                  44,795         45        --         --         --         --
  Costs relating to issuance of common stock                    --         --        --         --         --         --
  Common stock issued for contract
    termination                                                 --         --        --         --         --         --
  Issuance of common stock at $0.16 per share                   --         --        --         --         --         --
  Issuance of common stock at $0.15 per share                   --         --        --         --         --         --
  Expense related to grant of stock warrants                    --         --        --         --         --         --
  Reversal of subscriptons receivable                           --         --        --         --         --         --
  Reversal of common stock subscribed                           --         --        --         --         --         --
  Reversal of treasury shares                                   --         --        --         --         --         --
  Net loss                                                      --         --        --         --         --         --
                                                         ---------   --------  --------   --------   --------   --------
Balance at December 31, 2002                               379,152        379        --         --    112,896    520,263
                                                         =========   ========  ========   ========   ========   ========

                                                                                        COMMON STOCK
                                                               COMMON STOCK              SUBSCRIBED           ADDITIONAL
                                                          -----------------------   ---------------------      PAID-IN
                                                             SHARES      AMOUNT       NUMBER      AMOUNT       CAPITAL
                                                          ----------    ---------   ---------  ----------   -------------
  Dividend upon repurchase of Series B convertible
    preferred stock                                               --           --          --          --         121,949
  Reclassification of Series B convertible preferred
    stock to redeemable Series B convertible preferred            --           --          --          --        (599,793)
  Net loss                                                        --           --          --          --              --
                                                          ----------    ---------   ---------   ---------   -------------
Balance at December 31, 2000                               6,122,135    $   6,122         182   $      --      24,796,190
  Conversion of preferred to common stock                    186,817          187          --          --            (129)
  Preferred stock dividend                                        --           --          --          --          (1,031)
  Issued common stock as commitment shares                   600,000          600          --          --         443,400
  Issued common stock for services                            70,000           70          --          --          44,030
  Issued common stock pursuant to Fusion agreement           416,667          417          --          --          99,583
  Issued common stock in private placement                 8,333,318        8,333          --          --       1,831,628
  Conversion of Series B convertible preferred stock
    to common stock                                          236,422          236          --          --         119,764
  Repurchase of Series B convertible preferred stock              --           --          --          --          30,060
  Expense related to grant of stock warrants                      --           --          --          --          78,611
  Net loss                                                        --           --          --          --              --
                                                          ----------    ---------   ---------   ---------   -------------
Balance at December 31, 2001                              15,965,359    $  15,965         182   $      --      27,442,106
  Issued common stock to placement agent                     833,331          833          --          --            (833)
  Conversion of preferred to common stock                     39,240           40          --          --             (28)
  Preferred stock dividend                                        --           --          --          --            (852)
  Costs relating to issuance of common stock                      --           --          --          --         (38,304)
  Common stock issued for contract
    termination                                               75,000           75          --          --          13,425
  Issuance of common stock at $0.16 per share                 10,000           10          --          --           1,657
  Issuance of common stock at $0.15 per share                 66,666           67          --          --             (67)
  Expense related to grant of stock warrants                      --           --          --          --          (5,845)
  Reversal of subscriptons receivable                             --           --          --          --            (218)
  Reversal of common stock subscribed                             --           --        (182)         --              --
  Reversal of treasury shares                                     --           --          --          --            (324)
  Net loss                                                        --           --          --          --              --
                                                          ----------    ---------   ---------   ---------   -------------
Balance at December 31, 2002                              16,989,596       16,990          --          --      27,410,717
                                                          ==========    =========   =========   =========   =============

                                                            DEFICIT                       COMMON                      TOTAL
                                                          ACCUMULATED                      STOCK                      STOCK-
                                                            DURING         DEFERRED      SUBSCRIP-                   HOLDERS'
                                                          DEVELOPMENT       COMPEN-        TIONS       TREASURY      EQUITY
                                                             STAGE          SATION       RECEIVABLE     STOCK      (DEFICIENCY)
                                                        --------------   ------------   -----------   ----------   ------------
  Dividend upon repurchase of Series B convertible
    preferred stock                                           (233,757)            --            --           --       (111,808)
  Reclassification of Series B convertible preferred
    stock to redeemable Series B convertible preferred              --             --            --           --       (600,000)
  Net loss                                                  (5,802,478)            --            --           --     (5,802,478)
                                                        --------------   ------------   -----------   ----------   ------------
Balance at December 31, 2000                               (24,826,334)            --          (218)        (324)       496,059
  Conversion of preferred to common stock                           --             --            --           --             --
  Preferred stock dividend                                          --             --            --           --           (987)
  Issued common stock as commitment shares                          --             --            --           --        444,000
  Issued common stock for services                                  --             --            --           --         44,100
  Issued common stock pursuant to Fusion agreement                  --             --            --           --        100,000
  Issued common stock in private placement                          --             --            --           --      1,839,961
  Conversion of Series B convertible preferred stock
    to common stock                                                 --             --            --           --        120,000
  Repurchase of Series B convertible preferred stock          (167,127)            --            --           --       (137,067)
  Expense related to grant of stock warrants                        --             --            --           --         78,611
  Net loss                                                  (1,734,945)            --            --           --     (1,734,945)
                                                        --------------   ------------   -----------   ----------   ------------
Balance at December 31, 2001                               (26,728,406)            --          (218)        (324)     1,249,732
  Issued common stock to placement agent                            --             --            --           --             --
  Conversion of preferred to common stock                           --             --            --           --             --
  Preferred stock dividend                                          --             --            --           --           (807)
  Costs relating to issuance of common stock                        --             --            --           --        (38,304)
  Common stock issued for contract
    termination                                                     --             --            --           --         13,500
  Issuance of common stock at $0.16 per share                       --             --            --           --          1,667
  Issuance of common stock at $0.15 per share                       --             --            --           --             --
  Expense related to grant of stock warrants                        --             --            --           --         (5,845)
  Reversal of subscriptons receivable                               --             --           218           --             --
  Reversal of common stock subscribed                               --             --            --           --             --
  Reversal of treasury shares                                       --             --            --          324             --
  Net loss                                                  (1,546,935)            --            --                  (1,546,935)
                                                        --------------   ------------   -----------   ----------   ------------
Balance at December 31, 2002                               (28,275,341)            --            --           --       (326,992)
                                                        ==============   ============   ===========   ==========   ============

See accompanying notes to consolidated financial statements.

 MANHATTAN PHARMACEUTICALS, INC., (FORMERLY ATLANTIC TECHNOLOGY VENTURES, INC.)
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                         CUMULATIVE
                                                                                                         PERIOD FROM
                                                                                                        JULY 13, 1993
                                                                          YEARS ENDED DECEMBER 31,     (INCEPTION) TO
                                                                        ----------------------------    DECEMBER 31,
                                                                            2002            2001            2002
                                                                        ------------    ------------   --------------
Cash flows from operating activities:
  Net loss                                                              $ (1,546,935)   $ (1,734,945)   $(27,874,457)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
       Acquired in-process research and development                               --              --       1,800,000
       Expense relating to issuance of common stock and warrants              13,500         488,100         799,802
       Expense relating to the issuance of options                                --              --          81,952
       Expense related to Channel merger                                          --              --         657,900
       Equity in loss of affiliate                                                --          67,344         146,618
       Compensation expense (benefit) relating to
         stock options and warrants                                           (5,845)         78,611       1,301,676
       Discount on notes payable - bridge financing                               --              --         300,000
       Depreciation                                                           49,500          66,226         622,231
       Gain on sale of Optex assets                                               --      (2,569,451)     (2,569,451)
       Distribution to Optex minority shareholders                                --         837,274         837,274
       Loss on sale of Gemini assets                                              --         334,408         334,408
       Loss on disposal of furniture and equipment                             5,232              --          78,619
       Changes in assets and liabilities:
         Decrease in accounts receivable                                          --         192,997              --
         Increase in prepaid expenses                                        (20,037)        (15,994)        (58,630)
         Decrease in deferred revenue                                             --      (1,294,615)             --
         Increase (decrease) in accounts payable and accrued expenses         69,119        (904,383)        (49,426)
         Increase in accrued interest                                             --              --         172,305
         Decrease (increase) in other assets                                   2,900         (19,937)        (19,938)
                                                                        ------------    ------------    ------------
           Net cash used in operating activities                          (1,432,566)     (4,474,365)    (23,439,117)
                                                                        ------------    ------------    ------------

Cash flows from investing activities:

  Purchase of furniture and equipment                                         (5,460)       (108,250)       (926,791)
  Investment in affiliate                                                         --              --        (146,618)
  Proceeds from sale of Optex assets                                              --       3,000,000       3,000,000
  Proceeds from sale of furniture and equipment                                   --              --           6,100
                                                                        ------------    ------------    ------------
           Net cash provided by (used in) investing activities                (5,460)      2,891,750       1,932,691
                                                                        ------------    ------------    ------------
Cash flows from financing activities:
  Proceeds from exercise of warrants                                              --              --           5,500
  Proceeds from exercise of stock options                                         --              --         397,098
  Proceeds from issuance of demand notes payable                                  --              --       2,395,000
  Repayment of demand notes payable                                               --              --        (125,000)
  Proceeds from the issuance of notes payable - bridge financing                  --              --       1,200,000
  Proceeds from issuance of warrants                                              --              --         300,000
  Repayment of notes payable - bridge financing                                   --              --      (1,500,000)
  Repurchase of common stock                                                      --              --            (324)
  Preferred stock dividend paid                                                 (807)           (987)         (2,112)
  Net proceeds from the issuance of common stock                             (36,637)      1,939,961       9,450,872
  Proceeds from issuance of convertible preferred stock                           --              --      11,441,672
  Repurchase of convertible preferred stock                                       --        (617,067)     (1,128,875)
  Distribution to Optex minority shareholders                                     --        (811,114)       (811,114)
                                                                        ------------    ------------    ------------
           Net cash provided by (used in) financing activities               (37,444)        510,793      21,622,717
                                                                        ------------    ------------    ------------
           Net decrease in cash and cash equivalents                      (1,475,470)     (1,071,822)        116,291
Cash and cash equivalents at beginning of period                           1,591,761       2,663,583              --
                                                                        ------------    ------------    ------------
Cash and cash equivalents at end of period                              $    116,291    $  1,591,761    $    116,291
                                                                        ============    ============    ============
Supplemental disclosure of noncash financing activities:
  Issuance of common stock in exchange for
     common stock subscriptions                                         $         --    $         --    $      7,027
  Conversion of demand notes payable and the related
     accrued interest to common stock                                             --              --       2,442,304
  Cashless exercise of preferred warrants                                         --              --          49,880
  Conversion of preferred to common stock                                         40             423           2,889
  Preferred stock dividend issued in shares                                   65,760         107,449       1,299,089
                                                                        ============    ============    ============

See accompanying notes to consolidated financial statements.

         MANHATTAN PHARMACEUTICALS, INC. (FORMERLY ATLANTIC TECHNOLOGY
                        VENTURES, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         On February 21, 2003, Manhattan Pharmaceuticals, Inc. (formerly known as "Atlantic Technology Ventures, Inc.") (the "Company") completed a reverse acquisition of privately-held Manhattan Research Development, Inc., a Delaware corporation. The merger was effected pursuant to an Agreement and Plan of Merger dated December 17, 2002 (the "Merger Agreement") by and among the Company, Manhattan Research Development, Inc. (formerly Manhattan Pharmaceuticals, Inc.) and Manhattan Pharmaceuticals Acquisition Corp, our wholly-owned subsidiary ("MPAC"). In accordance with the terms of the Merger Agreement, MPAC merged with and into Manhattan Research Development, with Manhattan Research Development remaining as the surviving corporation and a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, upon the effective time of the merger, the outstanding shares of common stock of Manhattan Research Development automatically converted into an aggregate of 93,449,584 shares of the Company's common stock, which represented 80 percent of the Company's outstanding voting stock after giving effect to the merger. In addition, immediately prior to the merger Manhattan Research Development had outstanding options and warrants to purchase an aggregate of 864,280 shares of its common stock, which, in accordance with the terms of the merger, automatically converted into options and warrants to purchase an aggregate of 10,984,719 shares of the Company's common stock. Since the stockholders of Manhattan Research Development received the majority of the voting shares of the Company, the merger will be accounted for as a reverse acquisition whereby Manhattan Research Development will be the accounting acquirer (legal acquiree) and the Company will be the accounting acquiree (legal acquirer). Based on the five day average price of the Company's common stock of $0.10 per share, the purchase price approximates $2,336,000, which represents 20 percent of the combined Company's post-merger total outstanding shares of 116,811,980. In connection with the merger, the Company changed its name from "Atlantic Technology Ventures, Inc." to "Manhattan Pharmaceuticals, Inc." Based on the preliminary information currently available, Manhattan Research Development expects to recognize patents and licenses for substantially all of the purchase price. Upon completion of formal purchase price allocation there may be a decrease in the amount assigned to intangible assets and a corresponding increase in in-process research and development. As a result of acquiring Manhattan Research Development, the Company receives new technologies.

         The Company was incorporated on May 18, 1993, began operations on July 13, 1993, and is the majority owner of two subsidiaries--Gemini Technologies, Inc. (Gemini), and Optex Ophthalmologics, Inc. (Optex) (collectively, the Operating Companies).

         Gemini (an 84.7%-owned subsidiary) was incorporated on May 18, 1993, to exploit a new proprietary technology which combines 2'-5' oligoadenylate (2-5A) with standard antisense compounds to alter the production of disease-causing proteins. Pursuant to an asset purchase agreement dated April 23, 2001, between the Company, Gemini, the Cleveland Clinic Foundation, or "CCF," and CCF's affiliate IFN, Inc. ("IFN"), on May 4, 2001, Gemini sold to IFN substantially all its assets (mostly intangible assets with no book value), including all those related to the 2-5A antisense enhancing technology for future contingent royalty payments and withdrawal of arbitration proceedings.

         MANHATTAN PHARMACEUTICALS, INC. (FORMERLY ATLANTIC TECHNOLOGY
                        VENTURES, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         Optex (an 81.2%-owned subsidiary) was incorporated on October 19, 1993, to develop its principal product, a novel cataract-removal device. On March 2, 2001, the Company concluded the sale of substantially all of Optex' assets to Bausch & Lomb, Inc. (see note 12).

         Channel was incorporated on May 18, 1993, to develop pharmaceutical products in the fields of cardiovascular disease, pain and inflammatory disorders. Prior to 1997, Channel was an 88%-owned subsidiary. The Company purchased the remaining 12% of Channel in 1997 for $657,900 through the issuance of common stock (see note 7). Channel ceased operations during 1999. The Company also holds a 14.4% ownership interest in a fiber optic switching company, TeraComm Research, Inc. (see note 4).

         The Company and each of its subsidiaries is in the development stage, devoting substantially all efforts to obtaining financing and performing research and development activities.

         The consolidated financial statements include the accounts of the Company and its majority-owned and wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

         LIQUIDITY

         The Company has reported net losses of $1,546,935, $1,734,945 and $5,802,478 for the years ended December 31, 2002, 2001 and 2000, respectively. The net loss from date of inception, July 13, 1993, to December 31, 2002 amounts to $27,874,457. As discussed in Note 14 on February 21, 2003 the Company completed a reverse acquisition of privately held Manhattan Research Development, Inc. Based on the resources available at December 31, 2002 of the combined Company, management believes that the combined Company will continue to incur net losses through at least December 31, 2003 and will need additional equity or debt financing or will need to generate revenues through licensing its products or entering into strategic alliances to be able to sustain its operations until it can achieve profitability, if ever. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         The combined Company's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances and its ability to realize the full potential of its technology in development. Additional funds are currently not available on acceptable terms and may not become available, and there can be no assurance that any additional funding that the combined Company does obtain will be sufficient to meet the combined Company's needs in the short and long term. Through December 31, 2002, a significant portion of the Company's financing has been through private placements of common stock, preferred stock and warrants, the issuance of common stock for stock options and warrants exercised and debt financing. Until and unless the combined Company's operations generate significant revenues, the combined Company will attempt to continue to fund operations from cash on hand and through the sources of capital previously described. From November 2002 through February 20, 2003, the combined Company has raised $2,747,600 from financing activities.

         The Company's common stock was delisted from the Nasdaq SmallCap Market effective at the close of business August 23, 2001 for failing to meet the minimum bid price requirements set forth

         MANHATTAN PHARMACEUTICALS, INC. (FORMERLY ATLANTIC TECHNOLOGY
                        VENTURES, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         in the NASD Marketplace Rules. Since August 23, 2001, the Company's common stock trades on the Over-the-Counter Bulletin Board (the "OTCBB"). The Company's ticker symbol is currently "MHTP.OB." The de-listing of the Company's common stock from the Nasdaq SmallCap Market could have a material adverse effect on the Company's ability to raise additional capital.

         BASIS OF PRESENTATION

         The consolidated financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards
         (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises."

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS

         The Company considers all highly-liquid investments with an original maturity of 90 days or less, when acquired, to be cash equivalents.

         PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over their useful lives, generally five years, except for leasehold improvements, which are depreciated over the lesser of five years or the term of the lease.

         RESEARCH AND DEVELOPMENT

         All research and development costs are expensed as incurred and include costs of consultants who conduct research and development on behalf of the Company and its subsidiaries. Costs related to the acquisition of technology rights and patents for which development work is still in process are expensed as incurred and considered a component of research and development costs.

         REVENUE RECOGNITION

         Revenue under research contracts is recorded as earned under the contracts as services are provided. In accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," revenues from the achievement of research and development milestones, which represent the achievement of a significant step in the research and development process, will be recognized when and if the milestones are achieved. In addition, initial license fees are recognized immediately when the Company has no further obligations under the license agreement. Continuation of certain contracts and grants are dependent upon the Company achieving specific contractual milestones; however, none of the payments received to date are refundable regardless of the outcome of the project. Grant revenue is recognized in accordance with the terms of the grant and as services are performed, and generally equals the related research and development expense.

         MANHATTAN PHARMACEUTICALS, INC. (FORMERLY ATLANTIC TECHNOLOGY
                        VENTURES, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         INCOME TAXES

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         COMPUTATION OF NET LOSS PER COMMON SHARE

         Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options, stock warrants, stock subscriptions, and convertible preferred stock would have an antidilutive effect because the Company incurred a net loss during each period presented. The amount of potentially dilutive securities excluded from the calculation were 17,705,984, 12,973,106 and 3,277,625 in 2002, 2001 and 2000,
         respectively.

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

         STOCK-BASED COMPENSATION

         The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to account for its fixed plan stock options issued to employees. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

         Options or stock awards issued to non-employees and consultants are recorded at their fair value as determined in accordance with SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and recognized as expense over the related vesting period.

         MANHATTAN PHARMACEUTICALS, INC. (FORMERLY ATLANTIC TECHNOLOGY
                        VENTURES, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         FINANCIAL INSTRUMENTS

         At December 31, 2002 and 2001, the fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses approximate carrying values due to the short-term nature of these instruments.

(3)      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31:

                                         2002            2001
                                      ----------       --------
Furniture and equipment               $  108,194        125,366
Leasehold improvements                    24,785         28,635
                                      ----------       --------
                                         132,979        154,001
Less accumulated depreciation            (77,098)       (48,848)
                                      ----------       --------
Net property and equipment            $   55,881        105,153
                                      ==========       ========

(4)      INVESTMENT IN AFFILIATE

         On May 12, 2000, the Company acquired shares of preferred stock representing a 35% ownership interest in TeraComm Research, Inc. (TeraComm), a privately held company that is developing next-generation high-speed fiberoptic communications technologies. The purchase price for this ownership interest was $5,000,000 in cash, 200,000 shares of the Company's common stock, and a warrant to purchase a further 200,000 shares of the Company's common stock. The warrants have a term of 3 years and are exercisable at $8.975 per share of common stock, but only if the market price of the Company's common stock is $30 or more. Of the $5,000,000 cash portion of the purchase price, the Company paid $1,000,000 in 2000. The Company was accounting for its investment in TeraComm in accordance with the equity method of accounting for investments since the Company has the ability to exert significant influence over TeraComm, primarily through its representation on TeraComm's board of directors.

         On July 18, 2000, the Company and TeraComm amended the purchase agreement. In the amendment, the parties agreed that the $4,000,000 balance of the $5,000,000 cash component of the purchase price would not be due until TeraComm achieved a specified milestone. Within ten days after TeraComm achieved that milestone or December 30, 2000, whichever occurred earlier, the Company was required to pay TeraComm $1,000,000 and thereafter make to TeraComm three payments of $1,000,000 at the three-month intervals. If the Company failed to make any of these payments, TeraComm's only recourse would be reducing proportionately the Company's ownership interest. When the Company failed to make the first $1,000,000 payment by midnight at the end of December 30, 2000, the Company was deemed to have surrendered to TeraComm a proportion of the Company's TeraComm shares equal to the proportion of the dollar value of the purchase price for the Company's TeraComm shares ($6,795,000) that was represented by the unpaid $4,000,000 of the cash portion of the purchase price. This had the effect of reducing to

         MANHATTAN PHARMACEUTICALS, INC. (FORMERLY ATLANTIC TECHNOLOGY
                        VENTURES, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         14.4% the Company's ownership interest in TeraComm. The Company is accounting for its investment in TeraComm in accordance with the equity method of accounting for investments since the Company continues to hold a seat on TeraComm's board of directors, and continues to have the ability to exert significant influence through its involvement with TeraComm management.

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

         At December 31, 2002, all 200,000 of the warrants described above are outstanding.

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

         MANHATTAN PHARMACEUTICALS, INC. (FORMERLY ATLANTIC TECHNOLOGY
                        VENTURES, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

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

         In June 1994, the Company received common stock subscriptions for 84 shares of common stock from various individuals including directors and employees. Payment of the related common stock subscriptions receivable in the amount of $101 was received in December 1994, which resulted in the issuance of 84 shares of common stock.

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

         MANHATTAN PHARMACEUTICALS, INC. (FORMERLY ATLANTIC TECHNOLOGY
                        VENTURES, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         In August 1996, the Company sold in a private placement 250,000 shares of common stock to certain investors resulting in net proceeds of $1,452,313. In connection with this private placement, the Company paid Paramount Capital, Inc. (Paramount) a finder's fee of $76,438 and issued an employee of Paramount a warrant to purchase 12,500 shares of the Company's common stock at $6.73 per share, which expires August 16, 2001. Paramount is owned by the Controlling Shareholder.

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

         On May 7, 2001, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase up to $6.0 million of the Company's common stock over a 30-month period, subject to a 6-month extension or earlier termination at the Company's discretion. This agreement replaced an earlier common stock purchase agreement between the Company and Fusion Capital dated March 16, 2001. Fusion's obligation to purchase shares of the Company's common stock is subject to certain conditions, including the effectiveness of a registration statement covering the shares to be purchased. That registration statement was declared effective on July 6, 2001. The selling price of the shares will be equal to the lesser of
         (1) $20.00 or (2) a price based upon the future market price of the common stock, without any fixed discount to the market price. A material contingency that may affect the Company's operating plans and ability to raise funds under this agreement is the Company's stock price. Currently, the Company's stock price is below the floor price of $0.68 specified in the Fusion Capital agreement and as a result the Company is currently unable to draw funds pursuant to the Fusion Capital agreement. As the Fusion Capital agreement is currently structured, the Company cannot guarantee that it will be able to draw any funds. The Company paid a $120,000 finder's fee relating to this transaction to Gardner Resources, Ltd. and issued to Fusion Capital Fund II, LLC 600,000 common shares as a commitment fee. Those shares had an estimated fair value of $444,000, which was recorded as a general and administrative expense as there is no assurance that Fusion will ever provide financing to the Company. The Company has amended its agreement with Fusion Capital to allow the Company to draw funds pursuant to the agreement regardless of its listing status on the Nasdaq SmallCap Market, but the $0.68 floor price remains in place. On November 30, 2001, Fusion Capital waived the $0.68 floor price specified in the purchase agreement and purchased from the Company under the agreement 416,667 shares of the Company's common stock at a price of $0.24, representing an aggregate purchase price of

         MANHATTAN PHARMACEUTICALS, INC. (FORMERLY ATLANTIC TECHNOLOGY
                        VENTURES, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         $100,000. Fusion Capital's waiver applied only to the November 30, 2001 purchase, so the $0.68 floor price remains an obstacle to the Company's obtaining additional financing from Fusion Capital unless the Company's stock price increases or Fusion Capital elects in the future to again waive the floor price.

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

         In April 2002 the Company issued 75,000 shares of its common stock at a price of $0.18 for investor relations services. On May 13, 2002, the Company issued 10,000 shares of its common stock to Fusion Capital at a price of $0.16 which is lower than the floor price of $0.68 as described above.

         CONVERTIBLE PREFERRED STOCK

         SERIES A PREFERRED STOCK

         In May and August 1997, the Company sold in a private placement 1,237,200 shares of Series A convertible preferred stock to certain investors resulting in net proceeds of $10,613,184.

         Prior to August 7, 1998 (the Reset Date), each share of Series A preferred stock was convertible into 2.12 shares of common stock initially at a conversion price of $4.72 per share of common stock. Pursuant to the Certificate of Designations for the Series A preferred stock, the conversion price was adjusted on the Reset Date such that each share was convertible into 3.27 shares of common stock at a conversion price of $3.06.

         MANHATTAN PHARMACEUTICALS, INC. (FORMERLY ATLANTIC TECHNOLOGY
                        VENTURES, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         The conversion price and conversion rate of the Series A preferred stock is subject to adjustment upon the occurrence of certain events, including the issuance of common stock at a per-share price less than either the conversion price or the then market price. Issuances of stock, options and warrants, including those in connection with the Company's private placement in 2001, have necessitated that the Company adjust the conversion rate and conversion price of the Series A preferred stock. Accordingly, the conversion price of the Series A preferred stock was decreased from $3.058 to $1.22, and the conversion rate was increased from 3.27 to 8.21 to reflect issuances of stock options and warrants through December 31, 2001. In connection with these changes, the Company issued 66,666 make-up shares of common stock to certain former Series A preferred stockholders, which are included in the net loss per common share calculation for the year ended December 31, 2002. During the year ended December 31, 2002, the conversion rate was increased further to 8.22 as a result of the issuance of 75,000 shares to Investor Relations Group ("IRG") and 10,000 shares to Fusion Capital.

         Holders of Series A preferred stock will be entitled to receive dividends, as, when, and if declared by the Board of Directors. Commencing on the Reset Date, the holders of the Series A preferred stock are entitled to payment-in-kind dividends, payable semi-annually in arrears, on their respective shares of Series A preferred stock at the annual rate of 0.13 shares of Series A preferred stock for each outstanding share of Series A preferred stock. The Company did not make the February 7, 1999 dividend payment. On August 9, 1999, the Company issued a payment-in-kind dividend of 0.13325 of a share of Series A preferred stock for each share of Series A preferred stock held as of the record date of August 2, 1999, amounting to an aggregate of 73,219 shares. This dividend included the dividend payment of 0.065 of a share of Series A preferred stock for each share of Series A preferred stock held which had not been made on February 7, 1999, and the portion of the dividend payment due August 9, 1999, was increased from 0.065 of a share to 0.06825 of a share to reflect non-payment of the February 7, 1999 dividend. In February and August 2002, 2001 and 2000, the Company issued the respective payment-in-kind dividends based on the holders as of the record date. The estimated fair value of these dividends in the aggregate of $65,760, $107,449 and $811,514 were included in the Company's calculation of net loss per common share for 2002, 2001 and 2000, respectively.

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

         MANHATTAN PHARMACEUTICALS, INC. (FORMERLY ATLANTIC TECHNOLOGY
                        VENTURES, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

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

         During 2002, there were conversions of 12,000 shares of the Company's Series A preferred stock into 39,240 shares of the Company's common stock.

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

         On December 4, 2000, the Company and the Investors entered into a stock repurchase agreement (the "Repurchase Agreement") pursuant to which the Company repurchased from the investors 137,930 of the outstanding shares and agreed to the release from escrow to the Investors of the $1,000,000 purchase price of the 344,828 shares of Series B preferred stock held in escrow. The Company also allowed the Investors to keep all of the warrants issued under the purchase agreement including those released from escrow and warrants for an additional 20,000 shares of the Company's common stock at the same exercise price. In addition, the Company was required to pay the legal expenses of the Investors, totaling $11,807. The carrying amount of the 137,930 shares repurchased is equal to $400,000; therefore, the amount paid in excess of the carrying amount plus the value of the warrants given to the Investors, totaling $233,757, was recorded as a dividend upon repurchase of Series B preferred stock shares and added to net loss to arrive at net loss applicable to common shares for the year ended December 31, 2000.

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

         MANHATTAN PHARMACEUTICALS, INC. (FORMERLY ATLANTIC TECHNOLOGY
                        VENTURES, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         shares at December 31, 2000 were classified outside of permanent equity in the accompanying consolidated balance sheet. At December 31, 2000, of the shares of Series B preferred stock issued to the Investors, there were 206,898 shares outstanding at a carrying amount of $2.90 per share.

         Holders of shares of the Company's outstanding Series B preferred stock could convert each share into shares of common stock without paying the Company any cash. The conversion price per share of the Series B preferred stock was also amended by the second amendment to the Purchase Agreement. The conversion price per share of Series B preferred stock on any given day is the lower of (1) $1.00 or (2) 90% of the average of the two lowest closing bid prices on the principal market of the common stock out of the fifteen trading days immediately prior to conversion. The change in conversion price upon the renegotiations on January 9, 2001 resulted in a difference between the conversion price of the Series B preferred stock and the market price of the common stock on the effective date of the renegotiation. This amount, estimated at $600,000, was recorded as an imputed preferred stock dividend within equity and is added to net loss to arrive at net loss applicable to common shares during the year ended December 31, 2001.

         On January 19, 2001, 41,380 shares of Series B preferred stock were converted by the Investors into 236,422 shares of the Company's common stock. On March 9, 2001, the Company and the Investors entered into a second stock repurchase agreement pursuant to which the Company repurchased from the Investors, for an aggregate purchase price of $617,067, all 165,518 shares of the Company's Series B preferred stock held by the Investors on March 9, 2001. The carrying amount of the 165,518 shares is equal to $480,000; therefore the amount in excess of the carrying amount, plus the estimated fair value of the warrants retained by the Investors, which equals $167,127, was recorded as a dividend upon repurchase of shares of Series B preferred stock and is added to net loss to arrive at net loss applicable to common shares.

         At December 31, 2002, all 154,000 of the warrants described above are outstanding.

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

         STOCK OPTION PLAN

         In July 1995, the Company established the 1995 Stock Option Plan (the
         Plan), which provided for the granting of up to 650,000 options to officers, directors, employees and consultants for the purchase of stock. In July 1996, the Plan was amended to increase the total number of shares authorized for issuance by 300,000 shares to a total of 950,000 shares and beginning with the 1997 calendar year, by an amount equal to one percent (1%) of the shares of common stock outstanding on December 31 of the immediately preceding calendar year. At December 31, 2002 and 2001, 1,323,852 and 1,164,198 shares were authorized for issuance. The options have a maximum term

         MANHATTAN PHARMACEUTICALS, INC. (FORMERLY ATLANTIC TECHNOLOGY
                        VENTURES, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         of 10 years and vest over a period determined by the Company's Board of Directors (generally 4 years).

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

         In November 1997, the Company granted options to purchase 24,000 shares of the Company's common stock at $9.50 per share to IRG. These options expired November 10, 2002. The Company recognized expense of $81,952, which is included in general and administrative expense in the consolidated statement of operations for the year ended December 31, 1998. The expense represents the estimated fair market value of the options, in accordance with SFAS No. 123.

         During 2001, the Company granted employees and directors an aggregate of 404,000 Plan options and 275,000 options outside of the Plan, of which 70,000 options have been cancelled as a result of termination of the employment of certain employees.

         During 2002, the Company granted employees and directors an aggregate of 160,000 Plan options. All stock options granted during 2002, 2001 and 2000 were granted at the quoted market price on the date of grant.

         Also, during 2002, the Company granted to employees an aggregate of 2,000,000 options outside of the Plan. Of these options, 475,000 options represent the annual issuance of stock options to employees on terms similar to those of prior year. They vest 25% upon issuance and the remaining options vest in 25% increments on an annual basis. In addition, 950,000 of these options were issued as incentive options and will vest upon the earlier of the achievement of certain milestones by the Company or five years. The remaining 575,000 options were issued and fully vested in March 2002 as part of voluntary revisions to compensation arrangements with certain employees, which principally resulted in the employees deferring a significant portion of their salary. Initially, this deferred salary was payable on the earlier of the Company's discretion, the employee's termination, and, in certain cases, at the conclusion of the employee's contracts and as such the Company continued to accrue for those salary costs (see Note 13). The 2,000,000 options were granted at the stock price on the day of issuance, and are exercisable for a period of ten years regardless of whether the grantee continues to be employed by the Company.

         Had compensation costs been determined in accordance with the fair value method prescribed by SFAS No. 123 for all options issued to employees, the Company's net loss applicable to common

         MANHATTAN PHARMACEUTICALS, INC. (FORMERLY ATLANTIC TECHNOLOGY
                        VENTURES, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

shares and net loss per common share (basic and diluted) for plan options would have been increased to the pro forma amounts indicated below:

                                                2002                2001                2000
                                            ------------        ------------        ------------
Net loss applicable to common shares:
     As reported                            $  1,612,695        $  2,609,521        $  6,847,749
     Pro forma                                 2,215,954           3,332,557           8,190,926

Net loss per common share - basic
     As reported                            $       0.10        $       0.36        $       1.21
     Pro forma                                      0.13                0.46                1.45

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants in 2002, 2001 and 2000: dividend yield of 0%; expected volatility of 147% for 2002, 110% for 2001 and 94% for 2000; risk-free interest rate of 4.0% for 2002, 4.5% for 2001 and 6.5% for 2000; and expected lives of eight years for each year presented.

A summary of the status of the Company's stock options as of December 31, 2002, 2001 and 2000 and changes during the years then ended is presented below:

         MANHATTAN PHARMACEUTICALS, INC. (FORMERLY ATLANTIC TECHNOLOGY
                        VENTURES, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                                         2002                      2001                      2000
                                 ---------------------    ----------------------    ----------------------
                                              WEIGHTED                  WEIGHTED                  WEIGHTED
                                              AVERAGE                   AVERAGE                   AVERAGE
                                              EXERCISE                  EXERCISE                  EXERCISE
                                 SHARES        PRICE       SHARES        PRICE       SHARES        PRICE
                                 ---------    --------    ---------     -------     ---------     --------
Outstanding at
     beginning of year           1,313,200     $ 2.40       804,200     $  3.73      396,200      $  3.25
         Granted                 2,160,000       0.24       679,000        0.88      582,000         4.10
         Exercised                       -          -             -           -      (14,000)        2.56
         Cancelled                 (24,000)      9.50      (170,000)       2.44     (160,000)        3.97
                                 ---------          -      --------                 --------
Outstanding at end

     of year                     3,449,200     $ 1.00     1,313,200     $  2.40      804,200      $  3.73
                                 =========     ======     =========     =======     ========      =======
Options exercisable

     at year-end                 2,133,367                  680,617                  354,478
                                 =========                =========                 ========
Weighted-average
     fair value of
     options granted
     during the year             $    0.01                $    0.71                 $   4.05
                                 =========                =========                 ========

         MANHATTAN PHARMACEUTICALS, INC. (FORMERLY ATLANTIC TECHNOLOGY
                        VENTURES, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         The following table summarizes the information about Plan stock options outstanding at December 31, 2002:

                              REMAINING          NUMBER OF
EXERCISE        NUMBER       CONTRACTUAL          OPTIONS
 PRICE       OUTSTANDING        LIFE            EXERCISABLE
--------     -----------     -----------        -----------
$ 0.200         575,000       9.25 years           575,000
  0.250       1,585,000       9.08 years           631,250
  0.610           4,000       8.61 years             4,000
  0.740          20,000       8.35 years            10,000
  0.875         555,000       8.15 years           327,500
  1.033          30,000       8.03 years            15,000
  1.313          50,000       6.61 years            50,000
  1.375          20,000       6.41 years            20,000
  1.500          75,000       6.81 years            75,000
  1.750           6,000       6.73 years             6,000
  2.313           2,000       5.66 years             2,000
  3.188          54,000       7.75 years            54,000
  3.250          10,000       5.61 years            10,000
  4.188         448,000       7.28 years           341,750
  6.094          10,000       7.22 years             6,667
  6.813           1,200       0.19 years             1,200
  7.000           2,000       4.46 years             2,000
  7.500           2,000       3.56 years             2,000
              ---------                          ---------
              3,449,200                          2,133,367
              =========                          =========

(9)      STOCK WARRANTS

         In connection with notes payable - bridge financing, the Company issued warrants to purchase 1,500,000 shares of common stock at an initial exercise price of $1.50 per share subject to an upward adjustment upon consummation of the IPO. Simultaneously with the consummation of the IPO, these warrants were converted into redeemable warrants at an exercise price of $5.50 per share on a one-for-one basis (see note 6). These redeemable warrants expired unexercised on December 13, 2000.

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

         MANHATTAN PHARMACEUTICALS, INC. (FORMERLY ATLANTIC TECHNOLOGY
                        VENTURES, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

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

         In connection with the Channel merger discussed in note 7, the Company issued a warrant to a director of the Company to purchase 37,500 shares of the Company's common stock at $5.33 per share, which warrant expires on July 14, 2006. The Company recognized expense of $48,562 for the fair value of the warrants, which was recorded as a research and development expense in the consolidated statement of operations for the year ended December 31, 1997.

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

         Concurrent with the private placement offering of Series A preferred stock in 1997, the Company issued 123,720 warrants to designees of Paramount, the placement agent. These warrants are initially exercisable at a price equal to $11.00 per share and may be exercised at any time during the 10-year period that commenced February 17, 1998. The rights, preferences and privileges of the shares of Series A preferred stock issuable upon exercise of these warrants are identical to those offered to the participants in the private placement. The warrants contain anti-dilution provisions

         MANHATTAN PHARMACEUTICALS, INC. (FORMERLY ATLANTIC TECHNOLOGY
                        VENTURES, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         providing for adjustment of the number of securities underlying the Series A preferred stock issuable upon exercise of the warrants and the exercise price of the warrants under certain circumstances. The warrants are not redeemable and will remain outstanding, to the extent not exercised, notwithstanding any mandatory redemption or conversion of the Series A preferred stock underlying the warrants. In accordance with SFAS No. 123, the Company determined the fair value of the warrants using the Black-Scholes Model and allocated this value of $570,143, to convertible preferred stock warrants with a corresponding reduction in additional paid-in capital. In April 2000 and June 1998, 4,799 and 6,525 warrants, respectively, were exercised via a cashless method for 6,955 and 2,010 shares of Series A preferred stock, respectively.

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

         On March 8, 2001, the Company entered into an agreement with The Investor Relations Group, Inc. ("IRG") under which IRG provided the Company investor relations services. Pursuant to this agreement, the Company issued to Dian Griesel, the principal of IRG, warrants to purchase 120,000 shares of its common stock at an exercise price of $0.875 per share and agreed to pay IRG $7,500 per month. These warrants vested monthly in 5,000 share increments over a 24-month period. As part of its effort to reduce expenses, the Company terminated the agreement with IRG as of May 31, 2002 and therefore, the 45,000 unvested warrants have terminated. In addition, in lieu of paying $15,000 for services rendered in April and May 2002, IRG agreed to accept 75,000 common shares. The estimated fair value of these shares of $13,500 was recorded as a general and administrative expense during the year ended December 31, 2002. In addition, pursuant to EITF Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services," the Company recorded compensation expense of $34,666 for the year ended December 31, 2001 relating to the original issuance of the stock warrants to purchase 120,000 shares. As a result of a decline in the Company's common stock price during the year ended December 31, 2002 and the termination of 45,000 warrants, the cumulative expense associated with these warrants was reduced. The reduction in the estimated fair value of the warrants previously recorded and the current period expense resulted in a net reversal of compensation expense of $5,845, which reversal is recorded as a benefit during the year ended December 31, 2002.

         MANHATTAN PHARMACEUTICALS, INC. (FORMERLY ATLANTIC TECHNOLOGY
                        VENTURES, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         On August 9, 2001, the Company entered into an agreement with Proteus Capital Corp ("Proteus") in which Proteus agreed to assist the Company with raising additional funds. Pursuant to this agreement, the Company granted Proteus warrants to purchase 100,000 shares of the Company's common stock at $0.59 per share, which was the average closing stock price for the two weeks ended August 17, 2001. The warrants were fully vested on the date of the agreement and were outstanding at December 31, 2002 and 2001. The term of the warrants is five years. As a result, the Company recorded compensation expense relating to these stock warrants of $45,355 for the year ended December 31, 2001.

(10)     RELATED-PARTY TRANSACTIONS

         During 1999, the Company entered into consulting agreements with certain members of its Board of Directors. Prior to 1999, the Company had several consulting agreements with directors of the Company. These agreements, all of which have been terminated, required either monthly consulting fees or project-based fees. No additional agreements were entered into as of December 31, 2001. Consulting expense under these agreements was $0, $0 and $8,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

(11)     INCOME TAXES

         There was no current or deferred tax expense for the years ended December 31, 2002, 2001 and 2000 because of the Company's operating losses.

         The components of deferred tax assets and deferred tax liabilities as of December 31, 2002 and 2001 are as follows:

                                                     2002              2001
                                                 ------------       ----------
Deferred tax assets:
     Tax loss carryforwards                      $  8,032,415        8,613,260
     Research and development credit                  800,130          805,633
     Deferred compensation                            389,375          340,764
     Other                                                458           75,820
                                                 ------------       ----------
         Gross deferred tax assets                  9,222,378        9,835,477
     Less valuation allowance                      (9,221,469)      (9,830,822)
                                                 ------------       ----------
         Net deferred tax assets                          909            4,655
Deferred tax liabilities                                 (909)          (4,655)
                                                 ------------       ----------
         Net deferred tax asset (liability)      $         --               --
                                                 ============       ==========

         MANHATTAN PHARMACEUTICALS, INC. (FORMERLY ATLANTIC TECHNOLOGY
                        VENTURES, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         The reasons for the difference between actual income tax benefit for the years ended December 31, 2002, 2001 and 2000 and the amount computed by applying the statutory federal income tax rate to losses before income tax benefit are as follows:

                                          2002                           2001                           2000
                               ---------------------------     -------------------------     ---------------------------
                                                   % OF                           % OF                            % OF
                                                  PRETAX                         PRETAX                          PRETAX
                                  AMOUNT           LOSS           AMOUNT          LOSS           AMOUNT           LOSS
                               ------------     ----------     ------------      -------     --------------      -------
Income tax benefit
     at statutory rate         $   (526,000)       (34.0%)     $  (590,000)      (34.0%)     $  (1,973,000)      (34.0%)
State income taxes,
     net of Federal
     tax                            (79,000)        (5.1%)        (186,000)      (10.7%)          (640,000)      (11.0%)
Change in valuation
     allowance                     (609,000)       (39.4%)         885,000        51.0%          1,436,000        24.7%
Credits generated
     in current year                 (8,000)        (0.5%)         (62,000)       (3.6%)          (248,000)       (4.3%)
In-process R & D                         --            0%               --           0%          1,040,000        17.9%
Loss on investment                 (336,000)       (21.7%)              --           0%                  --           0%
Adjustment to state
     net operating losses
     due to sales of
     subsidiaries                 1,493,000         96.5%               --          --                  --          --
Other, net                           65,000          4.2%          (47,000)       (2.7%)           385,000         6.7%
                               ------------       ------       -----------       -----       -------------       -----
Income tax benefit             $         --           --%      $        --          --%      $          --          --%
                               ============       ======       ===========       =====       =============       =====

         A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net change in the total valuation allowance for the years ended December 31, 2002, 2001 and 2000 was a decrease of $609,000, an increase of $885,000, and an increase of $1,436,000, respectively. The tax benefit assumed using the federal statutory tax rate of 34% has been reduced to an actual benefit of zero due principally to the aforementioned valuation allowance.

         At December 31, 2002, the Company had potentially utilizable federal and state net operating loss tax carryforwards of approximately $22,700,000. The net operating loss carryforwards expire in various amounts starting in 2008 and 2003 for federal and state tax purposes, respectively. The Tax Reform Act of 1986 contains provisions, which limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests. As a result of the merger with Manhattan Research Development, Inc. in February 2003, the Company incurred a significant change in its ownership, limiting its ability to utilize net operating loss carryforwards to approximately $100,000 annually. If the Company has taxable income in the future which exceeds this permissible yearly net operating loss carryforward, the Company would incur a federal income tax liability even though net operating loss carryforwards would be available in future years.

         MANHATTAN PHARMACEUTICALS, INC. (FORMERLY ATLANTIC TECHNOLOGY
                        VENTURES, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

(12)     LICENSE AGREEMENTS

         On May 14, 1998, Optex entered into a Development and License Agreement (the Agreement) with Bausch & Lomb to complete the development of Avantix (formerly known as Catarex), a cataract-removal technology owned by Optex. Under the terms of the Agreement, Optex and Bausch & Lomb intend jointly to complete the final design and development of the Avantix System. Bausch & Lomb was granted an exclusive worldwide license to the Avantix technology for human ophthalmic surgery and will assume responsibility for commercializing Avantix globally. The Agreement is cancelable by Bausch & Lomb at any time upon six months written notice.

         The Agreement provided that Bausch & Lomb would pay Optex milestone payments of (a) $2,500,000 upon the signing of the Agreement, (b) $4,000,000 upon the successful completion of certain clinical trials,
         (c) $2,000,000 upon receipt of regulatory approval to market the Avantix device in the United States (this payment is creditable in full against royalties), and (d) $1,000,000 upon receipt of regulatory approval to market the Avantix device in Japan. Pursuant to the Agreement, Bausch & Lomb would reimburse Optex for its research and development expenses not to exceed $2,500,000. Bausch & Lomb would pay Optex a royalty of 7% of net sales and an additional 3% royalty when certain conditions involving liquid polymer lenses are met.

         During 1998, the Company received the first nonrefundable milestone payment of $2,500,000 and recorded this amount as license revenue. In addition, the Company recorded $1,047,511 in 1998 as a reduction of expenses related to the reimbursement of research and development costs associated with the Avantix device.

         On September 16, 1999, the Company and Bausch & Lomb amended the Agreement to provide for an expanded role for Optex in the development of the Avantix surgical device. Under the amended Agreement, Optex, in addition to the basic design work provided for in the original agreement, was required to deliver to Bausch & Lomb within a stated period Avantix devices for use in clinical trials, and was required to assist Bausch & Lomb in connection with development of manufacturing processes for scale-up of manufacture of the Avantix device. Additionally, Bausch & Lomb would reimburse Optex for all costs, including labor, professional services and materials, incurred by Optex in delivering those Avantix devices and performing manufacturing services, and would pay Optex a fixed profit component of 25% based upon certain of those costs.

         During 2001 and 2000, Optex recorded revenue pursuant to the amended Agreement of $2,461,922 and $5,169,288, respectively. The revenue recorded in 2001 and 2000 pursuant to the amended Agreement is inclusive of the fixed profit component of 25% presented on a gross basis with the related costs incurred presented separately as cost of development revenue on the consolidated statements of operations. Prior to the amended Agreement, the research and development expenses of the Avantix device incurred and the related reimbursement were presented by the Company on a net basis since the reimbursement reflects a dollar for dollar reimbursement arrangement, effectively being a pass-through of expenses. The 1999 reimbursement received by the Company prior to the amendment to the Agreement was $1,229,068. As of December 31, 2000, the Company recorded $1,294,615 of deferred revenue related to the amended Agreement, which amount

         MANHATTAN PHARMACEUTICALS, INC. (FORMERLY ATLANTIC TECHNOLOGY
                        VENTURES, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         represents expenses paid in advance by Bausch & Lomb during 2000 at a rate of 125%. This deferred revenue was recognized when the related expense was recorded in operations during 2001.

         As of December 31, 2000, Optex received reimbursement for costs, including labor, professional services and materials, incurred by Optex in delivering Avantix devices and performance manufacturing services totaling $5 million. The amended agreement provided that Bausch & Lomb would reimburse Optex for such costs up to $8 million. In connection with the revised agreement, the Company agreed to pay a bonus to its President totaling $141,000, payable monthly through March 2001. At December 31, 2001, this bonus had been paid.

         Pursuant to an asset purchase agreement dated January 31, 2001, among Bausch & Lomb, a Bausch & Lomb affiliate, the Company, and Optex, on March 2, 2001, Optex sold to Bausch & Lomb substantially all of its assets (mostly intangible assets with no book value), including all those related to the Avantix technology. The purchase price was $3 million paid at closing (of which approximately $564,000 has been distributed to Optex' minority shareholders). In addition, Optex is entitled to receive additional consideration, namely $1 million once Bausch & Lomb receives regulatory approval to market the Avantix device in Japan, royalties on net sales on the terms stated in the original development agreement dated May 14, 1998, between Bausch & Lomb and Optex, as amended, and minimum royalties of $90,000, $350,000, and $750,000 for the first, second, and third years, respectively, starting on first commercial use of the Avantix device or January 1, 2004, whichever is earlier. Optex also has the option to repurchase the acquired assets from Bausch & Lomb at fair value if it ceases developing the Avantix technology.

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

         On May 9, 2001, the Company's board of directors, after consideration of all the relevant facts and circumstances, including recommendation of counsel, agreed to authorize an aggregate payment of $240,000 to three former employees of Optex (who are now employed by Bausch &
         Lomb). The payments were made on May 11, 2001, and represented the settlement of claims made by the employees subsequent to the asset purchase agreement referred to above for severance monies allegedly due under their employment agreement. The Company did not believe these monies were due pursuant to the terms of the transaction itself and the respective employment agreements. The board of directors elected to acquiesce to the demands of the former employees and resolve the matter in light of the potential future royalties from Bausch & Lomb and the importance of these

         MANHATTAN PHARMACEUTICALS, INC. (FORMERLY ATLANTIC TECHNOLOGY
                        VENTURES, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         individuals to the ongoing development activities. The payment was recorded as an expense netted against the gain on sale of Optex assets in the 2001 consolidated statement of operations.

         On June 28, 2002, the Company entered into a license agreement with Indevus Pharmaceuticals, Inc. in which the Company licensed to Indevus the exclusive worldwide rights to CT-3, its novel anti-inflammatory and analgesic compound currently in clinical development. Indevus will be responsible for all further development of CT-3, and the Company will have no future involvement with Indevus or CT-3 other than its rights under the license agreement to royalties and milestone payments. Under the license agreement, the Company received an initial licensing fee of $500,000. In accordance with SAB No. 101, "Revenue Recognition," the Company recognized $500,000 of licensing revenue during the year ended December 31, 2002, since it has no further obligations under the license agreement. The Company is entitled to additional milestone payments on occurrence of certain events specified in the license agreement, including commencement and completion of various clinical trials, the FDA's acceptance for filing of a New Drug Application, or "NDA," and Indevus securing other regulatory approvals for CT-3 in the United States and Europe, and the Company will be entitled to royalties if the compound begins to generate revenue.

         The Company has licensed from its inventors the worldwide rights to ATV-02, a potent and broad-spectrum antimicrobial agent for the local treatment of topical infections. This compound is more commonly known as N-Chlorotaurine, or "NCT." This compound has completed safety and tolerability studies in a limited number of subjects and has begun a series of Phase II human clinical studies for the treatment of several indications, including viral and bacterial conjunctivitis and acute and chronic sinusitis.

         Under the terms of the license agreement, the Company has exclusively licensed the inventors' rights (including the right to sublicense) pertaining to any novel therapeutic use or formulation of the compound. The Company has no clinical-development obligations under the license agreement, but it plans to continue developing ATV-02 in Europe in cooperation with the inventors using their philanthropic funding sources and plans to file an IND in the United States to develop the compound according to FDA regulations for approval in the United States. The Company was not required to pay a license fee under the license agreement, but if the Company proceeds with clinical development of the compound it would be required to make payments to the investors upon achieving certain milestones. Such payments would be payable in cash or company stock, at the Company's discretion. The milestone payments as set forth in the license agreement include (a) $100,000 upon the first new patent issuance, (b) $250,000 upon successful completion of a Phase III clinical trial, and (c) $1,000,000 upon receiving new drug approval. The Company would also be required to pay the inventors a total royalty of 4% of the net sales of the licensed products sold by the Company and 20% of the royalties which the Company receives from sublicensees. The Company is responsible for preparing, filing, prosecuting, and maintaining the patent applications and patent rights.

         MANHATTAN PHARMACEUTICALS, INC. (FORMERLY ATLANTIC TECHNOLOGY
                        VENTURES, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

(13)     COMMITMENTS AND CONTINGENCIES

         LEGAL PROCEEDINGS

         The Company is party to various claims and lawsuits incidental to its business. Although the outcome of such proceedings cannot be predicted, the Company's management believes that there is no pending proceeding involving the Company for which the outcome is likely to materially affect the consolidated financial position, results of operations or cash flows of the Company in subsequent years.

         CONSULTING AND RESEARCH AGREEMENTS

         The Company has entered into consulting agreements, under which stock options may be issued in the foreseeable future. The agreements are cancelable with no firm financial commitments.

         EMPLOYMENT AGREEMENTS

         The Company entered into employment agreements with four executives during April and May 2000. These agreements provide for the payment of signing and year-end bonuses in 2000 totaling $225,000, and annual base salaries aggregating $550,000. Certain agreements were amended in February 2001 and one executive was terminated in October 2001. As of December 31, 2002, the annual base salaries of four executives aggregated $485,000 and year-end bonuses aggregated $105,000. The 2002 and 2001 bonuses are included in accrued liabilities in the accompanying consolidated balance sheets at December 31, 2002 and 2001, respectively. Each agreement has an initial term of three years and can be terminated by the Company, subject to certain provisions, with the payment of severance amounts that range from two to six months.

         On April 1, 2002, the employment agreements were amended to provide for the deferral and accrual of approximately 22% of employees base salary, which amount would become payable when determined by the Company, termination of employment by the Company without cause or the expiration of the term of employment. The 2002 amendments further provided that the employees' annual bonus would be deferred and become payable upon the occurrence of the same events triggering payment of their deferred salary.

         On February 21, 2003, immediately prior to the merger with Manhattan Development Research, the employment agreements were amended again to provide that employees would be entitled to receive the amount of their deferred base salary and unpaid bonus, one-half of which amount would be payable when the Company receives $3 million in aggregate cash proceeds from financing activities and other sources and the remaining one-half of which would be payable when the Company receives an aggregate of $6 million in aggregate cash proceeds from financing activities and other sources.

         PROPRIETARY RIGHTS

         The Company has an exclusive worldwide license to four U.S. patents and corresponding foreign applications covering a group of compounds, including CT-3. The licensor is Dr. Sumner Burstein,

         MANHATTAN PHARMACEUTICALS, INC. (FORMERLY ATLANTIC TECHNOLOGY
                        VENTURES, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

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

         OPERATING LEASES

         The Company rents certain office space under operating leases, which expire in 2003.

         Aggregate annual minimum lease payments for noncancellable operating leases are not material.

         Beginning in March 2002, the Company entered into a sublease agreement to cover a portion of its lease obligation. The minimum lease payments above include noncancellable sublease income of $3,750 expected to be received in 2003. The Company has sublet 60% of a facility in Connecticut, which is no longer utilized by the Company. As a result, the Company recorded an estimated loss on the remaining operating lease obligation in the amount of $11,026 at December 31, 2001, substantially all of which has been paid as of December 31, 2002.

         Rent expense related to operating leases for the years ended December 31, 2002, 2001 and 2000 was $89,069, $135,662 and $161,810,
         respectively.

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

         CRYOCOMM TECHNOLOGY

         In October 2001, the Company stopped work on CryoComm, a wholly-owned subsidiary of the Company that had been developing superconducting electronics for Internet packet switching and transport products. Discontinuing work on CryoComm will allow the Company to focus on its core

         MANHATTAN PHARMACEUTICALS, INC. (FORMERLY ATLANTIC TECHNOLOGY
                        VENTURES, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         life-sciences technologies, although the Company will continue to prosecute the patents on the CryoComm technology. As part of this restructuring, Walter Glomb's position was eliminated effective October 16, 2001, although Mr. Glomb will receive a 7% success fee if he is able to secure funding to further develop this technology. As stated in his employment agreement, Mr. Glomb was also entitled to receive a total of $62,500 in severance payments due under his employment agreement over the six months following his termination. These amounts were recorded during the fourth quarter of 2001 and $36,458 of these severance payments is included in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2001. As of December 31, 2002, these severance payments had been made.

         CONSULTING AGREEMENTS

         Joshua Kazam provides services to the Company pursuant to a consulting agreement dated March 1, 2003. The consulting agreement provides that Mr. Kazam will render services to the Company in connection with corporate financing activities and preparation of grant applications that the Company may need from time to time. The Company is required to pay to Mr. Kazam $4,167 per month during the term of the consulting agreement. The consulting agreement provides for a term of one year, which may be extended for 30 day periods thereafter. The consulting agreement also provides that either the Company or Mr. Kazam may terminate the agreement upon 30 days' notice.

         Michael Weiser, M.D. provides services to the Company pursuant to a consulting agreement dated March 1, 2003. The consulting agreement provides that Dr. Weiser will provide scientific advisory services in the areas of obesity and drug delivery. The Company is required to pay to Dr. Weiser $6,250 per month during the term of the consulting agreement. The consulting agreement provides for a term of one year, which may be extended for 30 day periods thereafter. The consulting agreement also provides that either the Company or Dr. Weiser may terminate the agreement upon 30 days' notice.

(14)     MERGER

         On February 21, 2003, Manhattan Pharmaceuticals, Inc. (formerly known as "Atlantic Technology Ventures, Inc.") (the "Company") completed a reverse acquisition of Manhattan Research Development. The merger was effected pursuant to an Agreement and Plan of Merger dated December 17, 2002 (the "Merger Agreement") by and among the Company, Manhattan Research Development, Inc. (formerly Manhattan Pharmaceuticals, Inc.) and Manhattan Pharmaceuticals Acquisition Corp, our wholly-owned subsidiary ("MPAC"). In accordance with the terms of the Merger Agreement, MPAC merged with and into Manhattan Research Development, with Manhattan Research Development remaining as the surviving corporation and a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, upon the effective time of the merger, the outstanding shares of common stock of Manhattan Research Development automatically converted into an aggregate of 93,449,584 shares of the Company's common stock, which represented 80 percent of the Company's outstanding voting stock after giving effect to the merger. In addition, immediately prior to the merger Manhattan Research Development had outstanding options and warrants to purchase an aggregate of 864,280 shares of its common stock, which, in accordance with the terms of the merger, automatically converted into options and warrants to purchase an aggregate of 10,984,719 shares of the Company's common stock. Since the

         MANHATTAN PHARMACEUTICALS, INC. (FORMERLY ATLANTIC TECHNOLOGY
                        VENTURES, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         stockholders of Manhattan Research Development received the majority of the voting shares of the Company, the merger will be accounted for as a reverse acquisition whereby Manhattan Research Development will be the accounting acquirer (legal acquiree) and the Company will be the accounting acquiree (legal acquirer). Based on the five day average price of the Company's common stock of $0.10 per share, the purchase price approximates $2,336,000, which represents 20 percent of the combined Company's post-merger total outstanding shares of 116,811,980. In connection with the merger, the Company changed its name from "Atlantic Technology Ventures, Inc." to "Manhattan Pharmaceuticals, Inc." Based on the preliminary information currently available, Manhattan Research Development expects to recognize patents and licenses for substantially all of the purchase price. Upon completion of formal purchase price allocation there may be a decrease in the amount assigned to intangible assets and a corresponding increase in process research and development. Upon completion of formal purchase price allocation there may be a decrease in the amount assigned to intangible assets and a corresponding increase in in-process research and development. As a result of acquiring Manhattan Research Development, the Company receives new technologies. From November 2002 through February 20, 2003, the combined Company has raised $2,747,600 from financing activities.

                                  EXHIBIT INDEX

Exhibit No.                               Description
-----------                               -----------
    2.1           Agreement and Plan of Merger among the Company, Manhattan Pharmaceuticals
                  Acquisition Corp. and Manhattan Research Development, Inc. (formerly Manhattan
                  Pharmaceuticals, Inc.) dated December 17, 2002 (incorporated by reference to
                  Exhibit 2.1 from Form 8-K filed March 5, 2003).

    3.1           Certificate of incorporation, as amended to date.

    3.2           Bylaws, as amended to date (incorporated by reference from Registrant's registration statement on Form SB-2, as amended (File No. 33-98478)).

    4.1           Form of unit certificate (incorporated by reference from Registrant's registration statement on Form SB-2, as amended (File No. 33-98478)).

    4.2           Specimen common stock certificate (incorporated by reference from Registrant's registration statement on Form SB-2, as amended (File No. 33-98478)).

    4.3           Form of redeemable warrant certificate (incorporated by reference from Registrant's registration statement on Form SB-2, as amended (File No. 33-98478)).

    4.4           Form of redeemable warrant agreement between the Registrant and Continental Stock
                  Transfer & Trust Company (incorporated by reference from Registrant's registration statement on Form SB-2, as amended (File No. 33-98478)).

    4.5           Form of underwriter's warrant certificate (incorporated by reference from
                  Registrant's registration statement on Form SB-2, as amended (File No. 33-98478)).

    4.6           Form of underwriter's warrant agreement between the Registrant and Joseph Stevens &
                  Company, L.P. (incorporated by reference from Registrant's registration statement on Form SB-2, as amended (File No. 33-98478)).

    4.7           Form of subscription agreement between Registrant and the selling stockholders
                  (incorporated by reference from Registrant's registration statement on Form SB-2, as amended (File No. 33-98478)).

    4.8           Form of bridge warrant (incorporated by reference from Registrant's registration statement on Form SB-2, as amended (File No. 33-98478)).

    4.9           Warrant issued to John Prendergast to purchase 37,500 shares of Registrant's common stock (incorporated by reference from Exhibit 10.24 to the Registrant's Form 10-QSB for the quarter ended March 31, 1997).

    4.10          Warrant No. 1 issued to Joseph Stevens & Company, Inc. to purchase 150,000 shares of Registrant's Common Stock exercisable January 4, 2000 (incorporated by reference to Exhibit 10.28 to the Registrant's Form 10-KSB for the year ended December 31,
                  1999).

   4.11           Warrant No. 2 issued to Joseph Stevens & Company, Inc. to purchase 150,000 shares of Registrant's Common Stock exercisable January 4, 2001 (incorporated by reference to Exhibit 10.29 to the Registrant's Form 10-KSB for the year ended December 31,
                  1999).

   4.12           Warrant No. 3 issued to Joseph Stevens & Company, Inc. to purchase 150,000 shares of Registrant's Common Stock exercisable January 4, 2002 (incorporated by reference to Exhibit 10.30 to the Registrant's Form 10-KSB for the year ended December 31,
                  1999).

   4.13           Warrant certificate issued May 12, 2000, by the Registrant to TeraComm Research,
                  Inc. (incorporated by reference from Exhibit 10.3 to the registrant's Form 10-QSB for the quarter ended June 30, 2000).

   4.14           Form of stock purchase warrants issued on September 28, 2000 to BH Capital
                  Investments, L.P., exercisable for shares of common stock of the Registrant
                  (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-QSB for the
                  quarter ended September 30, 2000).

   4.15           Form of stock purchase warrants issued on September 28, 2000 to Excalibur Limited
                  Partnership, exercisable for shares of common stock of the Registrant (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-QSB for the quarter ended
                  September 30, 2000).

   4.16           Warrant certificate issued March 8, 2001 by the Registrant to Dian Griesel
                  (incorporated by reference to Exhibit 10.56 to the Registrant's Form 10-QSB for the
                  quarter ended March 31, 2001).

  10.1            Investors' rights agreement dated July 1995, between Registrant, Dr. Lindsay A.
                  Rosenwald and VentureTek, L.P. (incorporated by reference from Registrant's registration statement on Form SB-2, as amended (File No. 33-98478)).

  10.2            License and assignment agreement dated March 25, 1994, between Optex
                  Ophthalmologics, Inc., certain inventors and NeoMedix Corporation, as amended
                  (incorporated by reference to the exhibits to the Registrant's registration statement on Form SB-2, as amended (File No. 33-98478)).

  10.3+           License agreement dated March 28, 1994, between Channel Therapeutics, Inc. and Dr.
                  Sumner Burstein (incorporated by reference to the exhibits to the Registrant's registration statement on Form SB-2, as amended (File No. 33-98478)).

  10.4            1995 stock option plan, as amended (incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-QSB for the quarter ended September 30, 1996).

  10.5            Amendment No. 1 to development & license Agreement between Optex and Bausch & Lomb
                  Surgical, Inc. dated September 16, 1999 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-QSB for the quarter ended September 30, 1999).

  10.9            Financial advisory and consulting agreement between Registrant and Joseph Stevens &
                  Company, Inc. dated January 4, 2000 (incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-KSB for the year ended December 31, 1999).

  10.10           Employment agreement dated as of April 10, 2000, between Registrant and A. Joseph
                  Rudick (incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-QSB/A for the quarter ended June 30, 2000).

  10.11           Employment agreement dated as of April 3, 2000, between Registrant and Frederic P.
                  Zotos (incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-QSB/A for the quarter ended June 30, 2000).

  10.12           First Amendment to Employment Agreement dated as of February 20, 2001 between the
                  Registrant and Frederic P. Zotos.

  10.13           First Amendment to Employment Agreement dated as of February 20, 3002 between the
                  Registrant and A. Joseph Rudick.

  10.14           Second Amendment to Employment Agreement dated as of April 1, 2002 between the
                  Registrant and Frederic P. Zotos.

  10.15           Second Amendment dated as of April 1, 2002 to Employment Agreement dated April 3,
                  2000 between the Registrant and A. Joseph Rudick.

  10.16           Common stock purchase agreement dated March 16, 2001, between Registrant and Fusion
                  Capital Fund II, LLC (incorporated by reference from Exhibit 10.55 of the
                  Registrant's Form 10-QSB for the quarter ended March 31, 2001).

  10.17           Common stock purchase agreement dated as of May 7, 2001, between Registrant and
                  Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.57 of
                  Amendment No. 1 to the Registrant's registration statement on Form SB-2/A filed
                  June 29, 2001 (File 333-61974)).

  10.18           Form of registration rights agreement between Registrant and Fusion Capital Fund
                  II, LLC (incorporated by reference to Exhibit 10.58 of Amendment No. 1 to the
                  Registrant's registration statement on Form SB-2/A filed June 29, 2001 (File
                  333-61974)).

  10.19           Asset purchase agreement dated as of January 31, 2001, between Bausch & Lomb
                  Incorporated, Bausch & Lomb Surgical, Inc., Optex Ophthalmologics, Inc. and the
                  Registrant (the "January 31 Asset Purchase Agreement") (incorporated by reference to Exhibit 10.59 to the Registrant's Form 10-QSB for the quarter ended September
                  30, 2001).

  10.20           Amendment No. 1 dated March 2, 2001, to the January 31 Asset Purchase Agreement
                  (incorporated by reference to Exhibit 10.60 to the Registrant's Form 10-QSB for the
                  quarter ended September 30, 2001).

  10.21           Asset purchase agreement dated as of April 23, 2001, between Registrant, Gemini
                  Technologies, Inc., and IFN, Inc. (incorporated by reference to Exhibit 10.61 to the Registrant's Form 10-QSB for the quarter ended September 30, 2001).

  10.22           Securities purchase agreement dated November 2, 2001, between Registrant and certain investors (incorporated by reference to Exhibit 10.1 to the Registrant's
                  Form 8-K filed on December 6, 2001).

  10.23           Placement agreement dated November 6, 2001, between Joseph Stevens & Company, Inc.
                  and the Company (incorporated by reference to Exhibit 10.2 to the Registrant's Form
                  8-K filed on December 6, 2001).

  10.24           Asset purchase agreement dated as of April 23, 2001, among the Registrant, Gemini
                  Technologies, Inc. and IFN, Inc. (incorporated by reference to Exhibit 10.64 of the
                  Company's Form 10-KSB for the year ended December 31, 2001).

  16.1            Letter of KPMG LLP (incorporated by reference to Exhibit 99 filed with the
                  Registrant's Form 8-K filed on December 12, 2002).

  21.1            Subsidiaries of the Registrant.

  23.1            Consent of J.H. Cohn LLP

  23.2            Consent of KPMG LLP

  99.1            Certifications of Chief Executive Officer and Chief Financial Officer

--------------------

+ Confidential treatment has been granted as to certain portions of these exhibits.