Form 10QSB
period 2003-03-31
MANHATTAN PHARMACEUTICALS INC
filed 2003-05-15
CIK 1001316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______


                         Commission file number 0-27282

                         Manhattan Pharmaceuticals, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                   36-3898269
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

            787 Seventh Avenue, 48th Floor, New York, New York 10019
                    (Address of principal executive offices)

                                 (212) 554-4525
                           (Issuer's telephone number)



         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 12, 2003, there were 77,874,653 shares of the issuer's common stock, $.01 par value, outstanding.

                MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
                          (A Development Stage Company)


                                      INDEX

                                                                            Page
PART I   FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements.................3
         Unaudited Condensed Consolidated Balance Sheets.......................3
         Unaudited Condensed Consolidated Statements of Operations.............4
         Unaudited Condensed Consolidated Statement of Stockholders' Equity....5
         Unaudited Condensed Consolidated Statements of Cash Flows.............6
         Notes to Unaudited Condensed Consolidated Financial Statements........7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......12

Item 3.  Controls and Procedures..............................................15

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................16

Item 2.  Changes in Securities................................................16

Item 4.  Submission of Matters to a Vote of Security Holders..................17

Item 6.  Exhibits and Reports on Form 8-K.....................................19
         Signatures...........................................................20
         Certifications.......................................................21

                           Forward-Looking Statements

         The statements contained in this Quarterly Report on Form 10-QSB that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in Part I, Item 2 of this quarterly report include forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we "expect," "anticipate," "believe," and "intend" and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, the following: our lack of significant revenues and profitability; our need for additional capital; our ability to successfully commercialize our technologies; our ability to obtain various regulatory approvals; the illiquidity and volatility of our common stock, and the other "Risk Factors" identified in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

                MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
                          (A Development Stage Company)

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

                                                                                   March 31,             December 31,
                                                                               ------------------      ------------------
                                                Assets                               2003                    2002
                                                                               ------------------      ------------------

Current assets:
    Cash and cash equivalents                                              $           1,146,600     $         1,721,123
    Prepaid expenses                                                                      54,745                      --
                                                                               ------------------      ------------------
                   Total current assets                                                1,201,345               1,721,123

Property and equipment, net                                                               12,274                      --
Deposits                                                                                  19,938                      --
Intangible assets, net                                                                 3,140,785                      --
                                                                               ------------------      ------------------

                   Total assets                                            $           4,374,342     $         1,721,123
                                                                               ==================      ==================

                         Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                       $             473,705     $           164,899
    Accrued expenses                                                                     519,579                  15,973
    Note payable to bank                                                                      --                 600,000
    Notes payable to stockholder                                                          70,000                 206,000
    Due affiliate                                                                             --                  96,328

                                                                               ------------------      ------------------
                   Total liabilities                                                   1,063,284               1,083,200
                                                                               ------------------      ------------------

Commitments and Contingencies:

Stockholders' equity:
    Common stock, $.001 par value. Authorized 150,000,000
       shares; 77,874,653 and 52,510,027 shares issued and outstanding
       at March 31, 2003 and December 31, 2002, respectively                              77,875                  52,510
    Additional paid-in capital                                                         4,771,965               1,717,397
    Unearned consulting costs                                                            (22,721)                (37,868)
    Deficit accumulated during development stage                                      (1,516,061)             (1,094,116)

                                                                               ------------------      ------------------
                   Total stockholders' equity                                          3,311,058                 637,923
                                                                               ------------------      ------------------

                   Total liabilities and stockholders' equity               $          4,374,342     $         1,721,123
                                                                               ==================      ==================

See accompanying notes to unaudited condensed consolidated financial statements.

                MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                               Cumulative
                                                                                                              period from
                                                                                                             August 6, 2001
                                                                   Three Months ended March 31,              (inception) to
                                                           --------------------------------------------         March 31,
                                                                   2003                   2002                    2003
                                                           ---------------------   --------------------   ---------------------

Revenue                                                 $                    --  $                  --  $                   --
                                                           ---------------------   --------------------   ---------------------

Costs and expenses:
    Research and development                                             43,355                260,576                 768,752
    General and administrative                                          378,872                 50,014                 728,453

                                                           ---------------------   --------------------   ---------------------
          Total operating expenses                                      422,227                310,590               1,497,205
                                                           ---------------------   --------------------   ---------------------

          Operating loss                                               (422,227)              (310,590)             (1,497,205)
                                                           ---------------------   --------------------   ---------------------

Other (income) expense:
    Interest and other income                                            (2,515)                    --                  (2,515)
    Interest expense                                                      2,233                  2,046                  21,371
                                                           ---------------------   --------------------   ---------------------

          Total other (income) expense                                     (282)                 2,046                  18,856
                                                           ---------------------   --------------------   ---------------------

          Net loss                                      $              (421,945)$             (312,636)$            (1,516,061)
                                                           =====================   ====================   =====================

Net loss per common share:
    Basic and diluted                                   $                 (0.01)$                (0.01)
                                                           =====================   ====================

Weighted average shares of common stock outstanding:
    Basic and diluted                                                64,725,985             38,034,882
                                                           =====================   ====================

See accompanying notes to unaudited condensed consolidated financial statements.

                MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

            Condensed Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                                                                                        Deficit
                                                                                       accumulated                 Total
                                             Common stock          Additional      during the      Unearned        stock-
                                       ------------------------      paid-in      development     consulting      holders'
                                         Shares        Amount        capital         stage          costs         equity
                                       ------------  ----------  ---------------  -------------   ------------  ------------

Balance at January 1, 2003               52,510,027  $  52,510   $    1,717,397   $  (1,094,116)  $    (37,868) $   637,923
     Common Stock Issued, net
       of expenses                        4,406,021      4,406          739,285              --             --      743,691
     Effect of reverse acquisition       20,958,605     20,959        2,315,283              --             --    2,336,242
     Amortization of unearned
       consulting costs                          --         --               --              --         15,147       15,147
     Net loss                                    --         --               --        (421,945)            --     (421,945)
                                       -------------   --------  ---------------   ------------   ------------  ------------
Balance at March 31, 2003                77,874,653  $  77,875   $    4,771,965   $  (1,516,061)  $    (22,721) $ 3,311,058
                                       =============   ========  ===============   ============   ============  ============

See accompanying notes to condensed consolidated financial statements.

                MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                    Cumulative
                                                                                                    period from
                                                                                                   August 1, 2001
                                                                                                   (inception) to
                                                              Three months ended March 31,             March 31,
                                                           -----------------------------------   -------------------
                                                                 2003               2002                2003
                                                           -----------------   ---------------   -------------------
Cash flows from operating activities:
   Net loss                                              $         (421,945) $       (312,636) $         (1,516,061)
   Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
       Common stock issued for license rights                            --                --                 1,000
       Amortization of unearned consulting services                  15,147                --                37,868
       Amortization of intangible assets                             26,393                --                26,393
       Depreciation                                                     478                --                   478
       Changes in operating assets and liabilities,
        net of acquisition:
         Increase in prepaid expenses                               (16,438)               --               (16,438)
         Increase (decrease) in accounts payable                    (14,929)               --               149,970
         Increase (decrease) in accrued expenses                    (36,715)           55,000               (20,742)
         Due affiliate                                              (96,328)               --                    --

                                                           -----------------   ---------------   -------------------
           Net cash used in operating activities                   (544,337)         (257,636)           (1,337,532)
                                                           -----------------   ---------------   -------------------
Cash flows from investing activities:
   Purchase of furniture and equipment                               (5,066)               --                (5,066)
   Cash paid in connection with acquisition                         (32,811)               --               (32,811)

                                                           -----------------   ---------------   -------------------
           Net cash used in investing activities                    (37,877)               --               (37,877)
                                                           -----------------   ---------------   -------------------
Cash flows from financing activities:
   Proceeds from issuances of notes payable to stockholders              --                --               233,500
   Repayments of notes payable to stockholders                     (136,000)               --              (163,500)
   Proceeds from issuance of note payable to bank                        --           400,000               600,000
   Repayment of note payable to bank                               (600,000)               --              (600,000)
   Proceeds from subscriptions receivable                                --                --                 4,000
   Proceeds from sale of common stock, net                          743,691                --             2,448,009

                                                           -----------------   ---------------   -------------------
           Net cash provided by financing activities                  7,691           400,000             2,522,009
                                                           -----------------   ---------------   -------------------

           Net increase (decrease) in cash and cash equivalents    (574,523)          142,364             1,146,600

Cash and cash equivalents at beginning of period                  1,721,123                --                    --
                                                           -----------------   ---------------   -------------------
Cash and cash equivalents at end of period               $        1,146,600  $        142,364  $          1,146,600
                                                           =================   ===============   ===================
Supplemental disclosure of noncash financing activities:

   Interest paid                                         $              502  $             --  $             16,167
                                                           =================   ===============   ===================

Supplemental disclosure of noncash investing and financing activities:

   Stock options issued for consulting services                          --                --  $             60,589
   Issuance of common stock for acquisition              $        2,336,242                --  $          2,336,242

                                                           =================   ===============   ===================

See accompanying notes to unaudited condensed consolidated financial statements.

                MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
                          (A Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2003


(1)      BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2003 or for any subsequent period. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-KSB of Manhattan Pharmaceuticals, Inc. and its subsidiaries ("Manhattan" or the "Company") as of and for the year ended December 31, 2002 and the Form 8-K/A of Manhattan Pharmaceuticals, Inc. filed on May 9, 2003 containing the financial statements of Manhattan Research Development, Inc.

(2)      LIQUIDITY

         The Company has reported a net loss of $1,037,320 for the year ended December 31, 2002. The Company has reported a net loss of $421,945 for the three months ended March 31, 2003. The net loss from date of inception, August 6, 2001, to March 31, 2003 amounts to $1,516,061. As discussed in Note 6, on February 21, 2003 the Company completed a reverse acquisition of privately held Manhattan Research Development, Inc. Based on the resources available at March 31, 2003 of the combined Company, management believes that the combined Company will continue to incur net losses through at least March 31, 2004 and will need additional equity or debt financing or will need to generate revenues through licensing its products or entering into strategic alliances to be able to sustain its operations until it can achieve profitability, if ever. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         The combined Company's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances and its ability to realize the full potential of its technology in development. Additional funds are currently not available on acceptable terms and may not become available, and there can be no assurance that any additional funding that the combined Company does obtain will be sufficient to meet the combined Company's needs in the short and long term. Through March 31, 2003, a significant portion of the Company's financing has been through private placements of common stock and warrants and debt financing. Until and unless the combined Company's operations generate significant revenues, the combined Company will attempt to continue to fund operations from cash on hand and through the sources of capital previously described.

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

                MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
                          (A Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2003

(3)      COMPUTATION OF NET LOSS PER COMMON SHARE

         Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share equals basic net loss per common share, since common stock equivalents from stock options, stock warrants, stock subscriptions and convertible preferred stock would have an anti dilutive effect because the Company incurred a net loss during each period presented. The common stock equivalents from stock options, stock warrants, stock subscriptions, and convertible preferred stock, which have not been included in the diluted calculations since their effect is antidilutive, was 13,838,449 as of March 31, 2003.

(4)      ISSUANCE OF STOCK, STOCK OPTIONS AND WARRANTS

         On April 24, 2003, the Company effected a 2-for-3 reverse stock split. All share and per share information has been retroactively restated to give effect to the reverse stock split.

         On February 24, 2003, the Company granted employees an aggregate of 2,920,300 options outside of the Company's 1995 Stock Option Plan. 1,946,867 of these options vest on the first anniversary of the grant date and 973,433 of these options vest in two equal installments on each of the first and second anniversaries of the grant date, provided the optionee continues in service. The options were granted at the stock price on the day of issuance and are exercisable for a period of ten years regardless of whether the grantee continues to be employed by the Company.

         Had compensation costs been determined in accordance with the fair value method prescribed by SFAS No. 123 for all options issued to employees, the Company's net loss applicable to common shares and net loss per common share (basic and diluted) for plan options would have been increased to the pro forma amounts indicated below. There were no options granted or outstanding prior to February 21, 2003.

                                                  Three months ended March 31,
                                                            2003
                                                  ---------------------------
Net loss applicable to common shares:
    As reported                                   $       421,945
    Pro forma                                             479,548
Net loss per common share - basic
    As reported                                   $          0.01
    Pro forma                                                0.01



(5)      PRIVATE PLACEMENT OF COMMON SHARES

         During 2002, the Company's subsidiary, Manhattan Research Development, Inc. (Manhattan Research) commenced a private placement and sold 798,167 shares of common stock at $2.40 per share and received proceeds of $1,704,318, net of expenses of $211,281. These shares converted into 10,144,440 shares of the Company's common stock when the Company completed a reverse acquisition of Manhattan Research as described below. In addition, each investor received warrants equal to 10% of the number of shares of common stock purchased and, accordingly, Manhattan Research issued warrants to purchase 79,817 shares of

                MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
                          (A Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2003

common stock in 2002 in connection with the private placement. Upon the merger, these converted into warrants to purchase 1,014,444 shares of the Company's common stock. Each warrant had an exercise price of $2.40 per share, which post merger converted to approximately $0.19. These warrants expire in 2007.

         During January and February 2003, Manhattan Research sold an additional 346,667 shares of common stock at $2.40 ($0.19, post merger) per share and warrants to purchase 34,667 shares of common stock exercisable at $2.40 ($0.19 post merger) through the private placement and received net proceeds of $743,691. These shares converted into 4,406,021 shares of the Company's common stock when the Company completed its reverse acquisition of Manhattan Research. The warrants to purchase 34,667 shares of common stock converted into warrants to purchase 440,602 common shares of the combined Company.

         In addition, in connection with the private placement, Manhattan Research issued to Joseph Stevens & Co., Inc., a NASD-member broker-dealer, warrants to purchase 435,037 shares of its common stock that are exercisable at $2.40 ($0.19 post merger) per share and expire in 2008. Upon the merger, these warrants converted into warrants to purchase 5,529,175 shares of common stock of the combined Company.

(6)      MERGER

         On February 21, 2003, the Company (formerly known as "Atlantic Technology Ventures, Inc.") completed a reverse acquisition of privately held Manhattan Research Development, Inc. (formerly Manhattan Pharmaceuticals, Inc.), a Delaware corporation. The merger was effected pursuant to an Agreement and Plan of Merger dated December 17, 2002 (the "Merger Agreement") by and among the Company, Manhattan Research and Manhattan Pharmaceuticals Acquisition Corp, the Company's wholly owned subsidiary ("MPAC"). In accordance with the terms of the Merger Agreement, MPAC merged with and into Manhattan Research, with Manhattan Research remaining as the surviving corporation and a wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, upon the effective time of the merger, the outstanding shares of common stock of Manhattan Research automatically converted into an aggregate of 62,299,723 shares of the Company's common stock, which represented 80 percent of the Company's outstanding voting stock after giving effect to the merger. In addition, immediately prior to the merger Manhattan Research had outstanding options and warrants to purchase an aggregate of 576,187 shares of its common stock, which, in accordance with the terms of the merger, automatically converted into options and warrants to purchase an aggregate of 7,323,146 shares of the Company's common stock. Since the stockholders of Manhattan Research received the majority of the voting shares of the Company, the merger is being accounted for as a reverse acquisition whereby Manhattan Research is the accounting acquirer (legal acquiree) and the Company is the accounting acquiree (legal acquirer). Based on the five-day average price of the Company's common stock of $0.15 per share, the purchase price approximates $2,336,000, plus approximately $33,000 of acquisition costs, which represents 20 percent of the market value of the combined Company's post-merger total outstanding shares of 77,874,653. In connection with the merger, the Company changed its name from "Atlantic Technology Ventures, Inc." to "Manhattan Pharmaceuticals, Inc." Based on the preliminary information currently available, Manhattan Research expects to recognize patents and licenses for substantially all of the purchase price. Upon completion of a formal purchase price allocation there may be a decrease in the amount assigned to intangible assets and a corresponding increase in in-process research and development. As a result of acquiring Manhattan Research, the Company receives new technologies.

                MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
                          (A Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2003

         A summary of the preliminary purchase price allocation is as follows:


Common stock issued                                   $         2,336,242
Acquisition costs paid                                             32,808
                                                          ----------------

Total purchase price                                            2,369,050

Net liabilities assumed in acquisition                $           798,128
                                                          ================

Excess purchase price (preliminarily allocated to
    intangible assets)                                $         3,167,178
                                                          ================

Assets purchased:
    Prepaid expenses                                  $            38,307
    Property and equipment                                          7,683
    Deposits                                                       19,938

                                                          ----------------
                                                                   65,928
                                                          ----------------
Liabilities assumed:
    Accounts payable                                              323,735
    Accrued expenses                                              540,321

                                                          ----------------
                                                                  864,056
                                                          ----------------
Net liabilities assumed                                          (798,128)
                                                          ================

         The following pro forma financial information presents the combined results of operations of Manhattan Pharmaceuticals and Manhattan Research as if the acquisition had occurred as of January 1, 2003 and 2002, after giving effect to certain adjustments, including the issuance of Manhattan Pharmaceuticals common stock as part of the purchase price. For the purpose of this pro forma presentation, both Manhattan Pharmaceuticals' and Manhattan Research's financial information is presented for the three months ended March 31, 2003 and 2002. The pro forma condensed consolidated financial information does not necessarily reflect the results of operations that would have occurred had Manhattan Pharmaceuticals and Manhattan Research been a single entity during such periods.

                MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
                          (A Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2003


                                                                 Three months ended March 31,
                                                                  2003                   2002
                                                            ------------------     ----------------
Revenues                                                    $              --      $            --
Net loss                                                    $        (463,135)     $      (380,219)
Weighted-average shares of common stock outstanding
    outstanding: Basic                                             76,835,402           73,468,632

Loss per share                                              $           (0.01)     $         (0.01)


(7)      SUBSEQUENT EVENTS

         On April 4, 2003, the Company entered into a license and development agreement with NovaDel Pharma, Inc. in which the Company licensed from NovaDel the exclusive worldwide rights to NovaDel's proprietary lingual spray technology to deliver propofol for pre-procedural sedation. The Company will be responsible for all costs and expenses in connection with all development and commercialization activities including the development activities performed by NovaDel on behalf of the Company. In consideration for this license, the Company is required to pay an up front fee in installments contingent on the Company's receiving certain amounts through equity financing or otherwise, including the receipt of any milestone payments or other revenues. These amounts will be expensed as incurred. In addition, the Company is required to pay NovaDel milestone payments upon the occurrence of certain events specified in the license agreement, including filing a New Drug Application or "NDA" which is accepted for review by the FDA for a licensed product, filing a European Marketing Application for a licensed product, having a filed NDA approved by the FDA, having a European Marketing Application accepted for review within the European Union, receiving commercial approval in Japan, Canada, Australia and South Africa, and upon receiving regulatory approval in certain other countries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         You should read the following discussion of our results of operations and financial condition in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2002 and the Form 8-K/A of Manhattan Pharmaceuticals, Inc. filed on May 9, 2003 containing the financial statements of Manhattan Research Development, Inc. This discussion includes "forward-looking" statements that reflect our current views with respect to future events and financial performance. We use words such as we "expect," "anticipate," "believe," and "intend" and similar expressions to identify forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, particularly those risks identified in the "Risk Factors" section of our most recent Annual Report on Form 10-KSB, and should not unduly rely on these forward looking statements.

RESULTS OF OPERATIONS - THREE-MONTH PERIOD ENDED MARCH 31, 2003 VS. 2002

         During the quarters ended March 31, 2003 and 2002, we had no revenue.

         For the quarter ended March 31, 2003, research and development expense was $43,355 as compared to $260,576 for the first quarter of 2002. The decrease is primarily a result of a reduction in license fees paid to Oleoyl-estrone Developments, Inc (OED).

         For the quarter ended March 31, 2003, general and administrative expense was $378,872 as compared to $50,014 for the quarter ended March 31, 2002. The increase is due primarily to expenses associated with hiring full time employees and consultants of approximately $61,000 and $71,000, respectively. In addition, as a result of becoming a publicly traded company, we had increases in legal and accounting fees of approximately $67,000. Outside services (including transfer agent and employee finders fees) increased by approximately $27,000. Rent, directors fees, insurance and other expenses increased by approximately $27,000, $24,000, $12,000 and $12,000, respectively. Finally, in 2003, we had amortization of intangible assets of approximately $26,000.

         For the first quarter of 2003, interest and other income was $2,515, compared to zero for the first quarter of 2002. The increase in interest income is due to an increase in our cash balances.

         For the first quarter of 2003, interest expense was $2,233, compared to $2,046 for the first quarter of 2002 as a result of marginally higher average balances of notes payable outstanding.

         Net loss for the quarter ended March 31, 2003, was $421,945 as compared to $312,636 for the quarter ended March 31, 2002. This increase in net loss is attributable primarily to an increase in general and administrative expenses of $328,858. This increase is partially offset by a decrease in research and development expenses of $217,221.

LIQUIDITY AND CAPITAL RESOURCES

         From inception to March 31, 2003, we incurred an accumulated deficit of $1,516,061, and we expect to continue to incur additional losses through the year ending March 31, 2004 and for the foreseeable future. This loss has been incurred through a combination research and development activities related to the various technologies under our control and expenses supporting those activities.

         During 2002, our subsidiary, Manhattan Research Development, Inc. (Manhattan Research) commenced a private placement and sold 798,167 shares of common stock at $2.40 per share and received proceeds of $1,704,318, net of expenses of $211,181. These shares converted into 10,144,440 shares of our common stock when we completed a reverse acquisition of Manhattan Research as described below. In addition, each investor received warrants equal to 10% of the number of shares of common stock purchased and, accordingly, Manhattan Research issued warrants to purchase 79,817 shares of common stock in 2002 in connection with the private placement. Upon the merger, these converted into warrants to purchase 1,014,444 shares of our common stock. Each warrant had an exercise price of $2.40 per share, which post merger converted to $0.19. These warrants expire in 2007.

         During January and February 2003, Manhattan Research sold an additional 346,667 shares of common stock at $2.40 ($0.19, post merger) per share and warrants to purchase 34,667 shares of common stock exercisable at $2.40 ($0.19 post merger) through the private placement and received net proceeds of $743,691. These shares converted into 4,406,021 shares of our common stock when we completed our reverse acquisition of Manhattan Research. The warrants to purchase 34,667 shares of common stock converted into warrants to purchase 440,602 common shares of the combined Company.

         In addition, in connection with the private placement, Manhattan Research issued to Joseph Stevens & Co., Inc., a NASD-member broker-dealer, warrants to purchase 435,037 shares of its common stock that are exercisable at $2.40 ($0.19 post merger) per share and expire in 2008. Upon the merger, these warrants converted into warrants to purchase 5,529,175 shares of common stock of the combined Company.

         We have financed our operations since inception primarily through equity and debt financing and our licensing of CT-3 to Indevus. During the quarter ended March 31, 2003, we had a net decrease in cash and cash equivalents of $574,523. This decrease primarily resulted from net cash used in investing activities for the quarter ended March 31, 2003 of $544,337. Total cash resources as of March 31, 2003 were $1,146,600 compared to $1,721,123 at December 31, 2002.

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

         Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available as we need them or be available on acceptable terms. Through March 31, 2003, a significant portion of our financing has been through private placements of common stock and warrants and debt financing. Unless our operations generate significant revenues, we will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.

         On February 21, 2003, we completed a reverse acquisition of privately held Manhattan Research Development, Inc., (formerly Manhattan Pharmaceuticals, Inc.) (Manhattan Research) a Delaware corporation. The merger was effected pursuant to an Agreement and Plan of Merger dated December 17, 2002 (the "Merger Agreement") by and among the Company, Manhattan Research and Manhattan Pharmaceuticals Acquisition Corp, the Company's wholly owned subsidiary ("MPAC"). In accordance with the terms of the Merger Agreement, MPAC merged with and into Manhattan Research, with Manhattan Research remaining as the surviving corporation and our wholly owned subsidiary. Pursuant to the Merger Agreement, upon the effective time of the merger, the outstanding shares of common stock of Manhattan Research automatically converted into an aggregate of 62,299,723 shares of our common stock, which represented 80 percent of our outstanding voting stock after giving effect to the merger. In addition, immediately prior to the merger Manhattan Research had outstanding options and warrants to purchase an aggregate of 576,187 shares of its common stock, which, in accordance with the terms of the merger, automatically converted into options and warrants to purchase an aggregate of 7,323,146 shares of our common stock. Since the stockholders of Manhattan Research received the majority of our voting shares, the merger is being accounted for as a reverse acquisition whereby Manhattan Research is the accounting acquirer (legal acquiree) and we are the accounting acquiree (legal acquirer). Based on the five-day average price of our common stock of $0.15 per share, the purchase price approximates $2,336,000, which represents 20 percent of the market value of the combined Company's post-merger total outstanding shares of 77,874,653. In connection with the merger, we changed our name from "Atlantic Technology Ventures, Inc." to "Manhattan Pharmaceuticals, Inc." Based on the preliminary information currently available, Manhattan Research expects to recognize patents and licenses for substantially all of the purchase price. Upon completion of a formal purchase price allocation there may be a decrease in the amount assigned to intangible assets and a corresponding increase in in-process research and development. As a result of acquiring Manhattan Research, the Company receives new technologies.

         Management believes that we will continue to incur net losses through at least March 31, 2004. Based on the current resources of the resulting company, we will need additional equity or debt financing or we will need to generate revenues through licensing our products or entering into strategic alliances to be able to sustain our operations until we can achieve profitability, if ever. These matters raise substantial doubt as to our ability to continue as a going concern.

         The report of our independent auditors on our 2002 consolidated financial statements includes an explanatory paragraph, which states that our recurring losses, and limited liquid resources raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity." SFAS No. 146 requires that liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on its consolidated financial statements.

         In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure an Amendment of SFAS No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock- based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148, effective January 1, 2003.


Item 3.  Controls and Procedures

         Within 90 days prior to the date of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our chief executive and chief financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to such evaluation.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         We are involved with an arbitration proceeding involving Dr. Sumner Burstein, the inventor from whom we licensed CT-3, concerning a dispute over the payment of royalties. Under our license agreement with Dr. Burstein, he is entitled to a royalty of 3 percent of the net sales of all licensed products sold by us, and a royalty of 8 percent of the royalties that we receive from sublicensees from net sales by any such sublicensee of the licensed products or processes.

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

         On September 16, 2002, our counsel responded by stating that we recognize our obligation to pay an 8 percent royalty to Dr. Burstein only on those payments that we receive from Indevus based on the "net sales" of products and processes covered by the Burstein license. The Indevus license agreement does not merely include a sublicense to patent rights of CT-3, but also the transfer of our know-how, FDA regulatory filings, and inventory of CT-3 compound and third party contracts. Presently, there have been no "net sales" on any products covered by the Burstein license. It is our position that we have not received any royalty payments pursuant to the Indevus license and, therefore, no payments are due to Dr. Burstein at this time.

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

         In accordance with the terms of the Burstein license, we commenced an arbitration proceeding with the American Arbitration Association in January 2003, which is currently pending. The Arbitration Hearing is scheduled for mid October. Although we believe we will prevail in this proceeding, we believe that even an unfavorable binding arbitration ruling that concludes a breach of the Burstein license by us for failure to pay royalties would be capable of being readily cured, thereby also avoiding termination of the Burstein license.

Item 2.  Changes in Securities

         In connection with our merger with Manhattan Research Development, Inc., effective as of February 21, 2003, we issued an aggregate of 93,449,584 shares of our common stock to the former stockholders of Manhattan Research Development in exchange for their shares of Manhattan Research Development common stock. In addition, at the time of the merger, Manhattan Research Development had outstanding warrants to purchase an aggregate of 864,280 shares of common stock, which automatically converted into warrants to purchase an aggregate of 7,323,146 shares of our common stock. The form of warrant such warrant is attached hereto as Exhibit 4.1. We relied on the exemption from federal registration under Section 4(2) of the Securities Act of 1933, as amended, based on our belief that the issuance of such securities did not involve a public offering, as there were fewer than 35 "non-accredited" investors, all of whom, either alone or through a purchaser representative, had such knowledge and experience in financial and business matters so that each was capable of evaluating the risks of the investment.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Our annual meeting of stockholders was held on February 21, 2003. The stockholders took the following actions:

         (a) The stockholders re-elected five directors, all of whom together then comprised the entire board. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:


                                            Class                    Votes For                Votes Withheld
                                            -----                    ---------                --------------
      Steven H. Kanzer                          Common                  6,527,329                    24,600
                                    Series A Preferred                    192,479                         0
      Peter O. Kliem                            Common                  6,529,195                    22,733
                                    Series A Preferred                    192,478                         0
      A. Joseph Rudick                          Common                  6,522,870                    29,059
                                    Series A Preferred                    192,478                         0
      David M. Tanen                            Common                  6,529,195                    22,733
                                    Series A Preferred                    192,478                         0
      Frederic P. Zotos                         Common                  6,438,854                   113,075
                                    Series A Preferred                    183,473                     9,006

Upon the completion of our merger with Manhattan Research Development, however, each of the newly-elected directors, except Mr. Tanen, resigned on February 21, 2003 in accordance with the terms of the merger.

         (b) The stockholders approved an amendment to our certificate of incorporation, increasing the number of authorized shares of common stock from 50 million to 150 million. The following table sets forth a summary of the voting on this proposal:

         Class                        Votes For       Votes Against    Votes Abstained    Broker Non-Votes
         -----                        ---------       -------------    ---------------    ----------------
         Common Stock                   8,459,645           36,727                0                  0
         Series A Preferred               192,479                0                0                  0

         (c) The stockholders approved an amendment to our certificate of incorporation, changing our name from "Atlantic Technology Ventures, Inc." to "Manhattan Pharmaceuticals, Inc." The following table sets forth a summary of the voting on this proposal:

         Class                        Votes For       Votes Against    Votes Abstained    Broker Non-Votes
         -----                        ---------       -------------    ---------------    ----------------
         Common Stock                   8,447,791           48,500               80                  0
         Series A Preferred               192,479                0                0                  0

         (d) The stockholders approved an amendment to our Series A preferred stock certificate of designations providing for the automatic conversion of all outstanding shares of Series A preferred stock upon completion of our merger with Manhattan Research Development, Inc. The following table sets forth a summary of the voting on this proposal:

         Class                        Votes For       Votes Against    Votes Abstained    Broker Non-Votes
         Common Stock                  5,215,741            37,920                0          3,242,711
         Series A Preferred              192,479                 0                0                  0

         (e) The stockholders ratified our board of directors' selection of J.H. Cohn, LLP as our independent auditors for fiscal 2002. The following table sets forth a summary of the voting on this proposal:

         Class                        Votes For       Votes Against    Votes Abstained    Broker Non-Votes
         Common Stock                  8,410,654            81,551            4,167                  0
         Series A Preferred              192,479                 0                0                  0

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.    Description
-----------    -----------

      3.1 Certificate of incorporation, as amended through February 21, 2003 (incorporated by reference to the same exhibit number to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002).

      4.1 Form of warrant issued by Manhattan Research Development, Inc., which automatically converted into warrants to purchase shares of the Registrant's common stock upon the merger transaction with such company.

     10.1 Third Amendment to Employment Agreement dated February 21, 2003 between the Registrant and Frederic. P. Zotos.

     10.2 Third Amendment to Employment Agreement dated February 21, 2003 between the Registrant and A. Joseph Rudick.

     10.3 Second Amendment to Employment Agreement dated February 21, 2003 between the Registrant and Nicholas J. Rossettos.

     10.4 Employment Agreement dated January 2, 2003, between Manhattan Research Development, Inc. and Leonard Firestone, as assigned to the Registrant effective as of February 21, 2003.

     10.5 Employment Agreement dated February 28, 2003, between the Registrant and Nicholas J. Rossettos.

     10.6 License Agreement dated on or about February 28, 2002 between Manhattan Research Development, Inc. (f/k/a Manhattan Pharmaceuticals, Inc.) and Oleoyl-Estrone Developments SL (portions of this exhibit have been ommitted pursuant to a request for confidential treatment and have been filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

     99.1      Certifications of Chief Executive and Chief Financial Officer.


(b)      Reports on Form 8-K

         On March 5, 2003, we filed a Current Report on Form 8-K dated February 21, 2003 disclosing under Item 2 thereof our merger transaction with Manhattan Research Development, Inc. On May 9, 2003, we amended the current report to include financial statements and pro forma information, as required by Item 7 of Form 8-K.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MANHATTAN PHARMACEUTICALS, INC.

Date: May 15, 2003              By:   /s/  Leonard Firestone
                                  ---------------------------------------------
                                         Leonard Firestone
                                         President and Chief Executive Officer

Date: May 15, 2003              By:   /s/   Nicholas J. Rossettos
                                  ---------------------------------------------
                                         Nicholas J. Rossettos
                                         Chief Financial Officer

                                 CERTIFICATIONS

         I, Leonard Firestone, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Manhattan Pharmaceuticals, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information zelating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003                 /s/ Leonard Firestone
                                   --------------------------------------------
                                   Leonard Firestone
                                   President and Chief Executive Officer

I, Nicholas J. Rossettos, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Manhattan Pharmaceuticals, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003                           /s/ Nicholas J. Rossettos
                                             ----------------------------------
                                             Nicholas J. Rossettos
                                             Chief Financial Officer

                                  Exhibit Index

Exhibit No.   Description

      3.1 Certificate of incorporation, as amended through February 21, 2003 (incorporated by reference to the same exhibit number to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002).

      4.1 Form of warrant issued by Manhattan Research Development, Inc., which automatically converted into warrants to purchase shares of the Registrant's common stock upon the merger transaction with such company.

     10.1 Third Amendment to Employment Agreement dated February 21, 2003 between the Registrant and Frederic. P. Zotos.

     10.2 Third Amendment to Employment Agreement dated February 21, 2003 between the Registrant and A. Joseph Rudick.

     10.3 Second Amendment to Employment Agreement dated February 21, 2003 between the Registrant and Nicholas J. Rossettos.

     10.4 Employment Agreement dated January 2, 2003, between Manhattan Research Development, Inc. and Leonard Firestone, as assigned to the Registrant effective as of February 21, 2003.

     10.5 Employment Agreement dated February 28, 2003, between the Registrant and Nicholas J. Rossettos.

     10.6 License Agreement dated on or about February 28, 2002 between Manhattan Research Development, Inc. (f/k/a Manhattan Pharmaceuticals, Inc.) and Oleoyl-Estrone Developments SL (portions of this exhibit have been ommitted pursuant to a request for confidential treatment and have been filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

     99.1     Certifications of Chief Executive and Chief Financial Officer.