Form 10QSB/A
period 2003-03-31
MANHATTAN PHARMACEUTICALS INC
filed 2003-08-11
CIK 1001316

                MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
                          (A Development Stage Company)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                 AMENDMENT NO. 1
                                       TO
                                QUARTERLY REPORT
                                       ON

                                  FORM 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                 For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
               For the transition period from _______ to _______


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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 8, 2003, there were 116,811,980 shares of the issuer's common stock, $.001 par value, outstanding.


                                      INDEX

                                                                                                   Page
                                                                                                   ----
PART I     FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements................................... 4.
           Unaudited Condensed Consolidated Balance Sheets......................................... 4.
           Unaudited Condensed Consolidated Statements of Operations............................... 5.
           Unaudited Condensed Consolidated Statement of Stockholders' Equity...................... 6.
           Unaudited Condensed Consolidated Statements of Cash Flows............................... 7.
           Notes to Unaudited Condensed Consolidated Financial Statements.......................... 8.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations... 14
Item 3.    Controls and Procedures................................................................. 17
PART II    OTHER INFORMATION
Item 1.    Legal Proceedings....................................................................... 18
Item 2.    Changes in Securities................................................................... 18
Item 4.    Submission of Matters to a Vote of Security Holders..................................... 19
Item 6.    Exhibits and Reports on Form 8-K........................................................ 21
           Signatures.............................................................................. 22



                           FORWARD-LOOKING STATEMENTS


         This Amendment No. 1 on Form 10-QSB/A amends the Company's quarterly report on Form 10-QSB for the quarterly period ended March 31, 2003, which was filed with the Securities and Exchange Commission on May 15, 2003. In the Company's original report, it reported outstanding equity so as to give effect to a proposed 2-for-3 stock combination that had been authorized by the Company's stockholders in May 2003, but which had not yet been effected. The Company never completed the proposed 2-for-3 combination and subsequently determined to abandon it. This Amendment No. 1 on Form 10-QSB/A amends the interim financial statements and other information contained in the original quarterly report in order to reflect actual outstanding equity balances as of March 31, 2003, without regard to any plans or proposals to complete a combination of the Company's outstanding shares of common stock.

         In addition, certain expenses recorded in 2002 should have been recorded in 2001. Accordingly, the Company reduced 2002 expenses by $56,796 and reduced its net loss by the same amount.


         The statements contained in this Quarterly Report on Form 10-QSB/A that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in Part I, Item 2 of this quarterly report include forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we "expect," "anticipate," "believe," and "intend" and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, the following: our lack of significant revenues and profitability; our need for additional capital; our ability to successfully commercialize our technologies; our ability to obtain various regulatory approvals; the illiquidity and volatility of our common stock, and the other "Risk Factors" identified in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

                         PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


                                                                                 MARCH 31,        DECEMBER 31,
                                                                            ----------------     --------------
                                                 ASSETS                            2003                2002
                                                                             ---------------      --------------
Current assets:
    Cash and cash equivalents                                               $      1,146,600     $     1,721,123
    Prepaid expenses                                                                  54,745                  --
                                                                            ----------------      --------------
                    Total current assets                                           1,201,345           1,721,123
Property and equipment, net                                                           12,274                  --
Deposits                                                                              19,938                  --
Intangible assets, net                                                             3,140,785                  --
                                                                            ----------------      --------------
                    Total assets                                            $      4,374,342     $     1,721,123
                                                                            ================      ==============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                        $        473,705     $       164,899
    Accrued expenses                                                                 519,579              15,973
    Note payable to bank                                                                  --             600,000
    Notes payable to stockholder                                                      70,000             206,000
    Due affiliate                                                                         --              96,328
                                                                            ----------------      --------------
                    TOTAL LIABILITIES                                              1,063,284           1,083,200
                                                                            ----------------      --------------
Commitments and Contingencies:

Stockholders' equity:
    Common stock, $.001 par value. Authorized 150,000,000
       shares; 116,811,980 and 78,765,040 shares issued and outstanding
       at March 31, 2003 and December 31, 2002, respectively                         116,812              78,765
    Additional paid-in capital                                                     4,733,028           1,691,142
    Unearned consulting costs                                                        (22,721)            (37,868)
    Deficit accumulated during development stage                                  (1,516,061)         (1,094,116)
                                                                            ----------------      --------------
                    Total stockholders' equity                                     3,311,058             637,923
                                                                            ----------------      --------------
                    Total liabilities and stockholders' equity              $      4,374,342     $     1,721,123
                                                                            ================      ==============




See accompanying notes to unaudited condensed consolidated financial statements.

                MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                               CUMULATIVE
                                                                                                              PERIOD FROM
                                                                                                             AUGUST 6, 2001
                                                                                                             (INCEPTION) TO
                                                                  THREE MONTHS ENDED MARCH 31,                  MARCH 31,
                                                           ---------------------------------------------
                                                                   2003                    2002                   2003
                                                           ---------------------   ---------------------  ---------------------

Revenue                                                    $                  --   $                  --  $                  --
                                                           ---------------------   ---------------------  ---------------------
Costs and expenses:
    Research and development                                              43,355                 253,397                768,752
    General and administrative                                           378,872                     397                728,453
                                                           ---------------------   ---------------------  ---------------------
          Total operating expenses                                       422,227                 253,794              1,497,205
                                                           ---------------------   ---------------------  ---------------------
          Operating loss                                                (422,227)               (253,794)            (1,497,205)
                                                           ---------------------   ---------------------  ---------------------
Other (income) expense:
    Interest and other income                                             (2,515)                     --                 (2,515)
    Interest expense                                                       2,233                   2,046                 21,371
                                                           ---------------------   ---------------------  ---------------------
          Total other (income) expense                                      (282)                  2,046                 18,856
                                                           ---------------------   ---------------------  ---------------------
          Net loss                                         $            (421,945)  $            (255,840) $          (1,516,061)
                                                           ========--===========   =====================  =====================
Net loss per common share:
    Basic and diluted                                      $               (0.00)  $               (0.00)
                                                           =====================   =====================
Weighted average shares of common stock outstanding:
    Basic and diluted                                                 97,088,978              57,052,323
                                                           =====================   =====================

See accompanying notes to unaudited condensed consolidated financial statements.

                MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

            Condensed Consolidated Statement of Stockholders' Equity
                                   (Unaudited)



                                                                                                          DEFICIT
                                                            COMMON STOCK                                ACCUMULATED
                                                    ----------------------------      ADDITIONAL         DURING THE
                                                                                       PAID-IN           DEVELOPMENT
                                                        SHARES          AMOUNT         CAPITAL             STAGE
                                                    --------------   -----------   ---------------   ------------------
Balance at January 1, 2003                              78,765,040  $     78,765   $     1,691,142   $       (1,094,116)
     Common Stock Issued, net of expenses                6,609,032         6,609           737,082                   --
     Effect of reverse acquisition                      31,437,908        31,438         2,304,804                   --
     Amortization of unearned consulting costs                  --            --                --                   --
     Net loss                                                   --            --                --             (421,945)
                                                    --------------  ------------   ---------------   ------------------
Balance at March 31, 2003                              116,811,980  $    116,812   $     4,733,028   $       (1,516,061)
                                                    ==============  ============   ===============   ==================





                                                                         TOTAL
                                                      UNEARNED           STOCK-
                                                     CONSULTING          HOLDERS'
                                                       COSTS             EQUITY
                                                   --------------   -----------------
Balance at January 1, 2003                         $      (37,868)  $         637,923
     Common Stock Issued, net of expenses                      --             743,691
     Effect of reverse acquisition                             --           2,336,242
     Amortization of unearned consulting costs             15,147              15,147
     Net loss                                                  --            (421,945)
                                                   --------------   -----------------
Balance at March 31, 2003                          $      (22,721)  $       3,311,058
                                                   ==============   =================




See accompanying notes to condensed consolidated financial statements.

                MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                     Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                    CUMULATIVE
                                                                                                    PERIOD FROM
                                                                                                  AUGUST 1, 2001
                                                                                                  (INCEPTION) TO
                                                              THREE MONTHS ENEDED MARCH 31,       MARCH 31,
                                                           ----------------------------------   -----------------
                                                                  2003              2002                2003
                                                           ----------------  ----------------   ------------------
Cash flows from operating activities:
   Net loss                                                $       (421,945) $       (255,840)  $       (1,516,061)
   Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
       Common stock issued for license rights                            --                --                1,000
       Amortization of unearned consulting services                  15,147                --               37,868
       Amortization of intangible assets                             26,393                --               26,393
       Depreciation                                                     478                --                  478
       Changes in operating assets and liabilities,
          net of acquisition:
         Increase in prepaid expenses                               (16,438)               --              (16,438)
         Increase (decrease) in accounts payable                    (14,929)               --              149,970
         Increase (decrease) in accrued expenses                    (36,715)           (1,796)             (20,742)
         Due affiliate                                              (96,328)               --                   --
                                                           ----------------  ----------------   ------------------
           Net cash used in operating activities                   (544,337)         (257,636)          (1,337,532)
                                                           ----------------  ----------------   ------------------
Cash flows from investing activities:
   Purchase of furniture and equipment                               (5,066)               --               (5,066)
   Cash paid in connection with acquisition                         (32,811)               --              (32,811)
                                                           ----------------  ----------------   ------------------
           Net cash used in investing activities                    (37,877)               --              (37,877)
                                                           ----------------  ----------------   ------------------
Cash flows from financing activities:
   Proceeds from issuances of notes payable to stockholders              --                --              233,500
   Repayments of notes payable to stockholders                     (136,000)               --             (163,500)
   Proceeds from issuance of note payable to bank                        --           400,000              600,000
   Repayment of note payable to bank                               (600,000)               --             (600,000)
   Proceeds from subscriptions receivable                                --                --                4,000
   Proceeds from sale of common stock, net                          743,691                --            2,448,009
                                                           ----------------   --------------    -----------------
           Net cash provided by financing activities                  7,691           400,000            2,522,009
                                                           ----------------   --------------    -----------------
           Net increase (decrease) in cash and cash
               equivalents                                         (574,523)         142,364            1,146,600
Cash and cash equivalents at beginning of period                  1,721,123               --                   --
                                                           ----------------  ---------------    ------------------
Cash and cash equivalents at end of period                 $      1,146,600  $       142,364    $        1,146,600
                                                           ================  ===============    =================
Supplemental disclosure of noncash financing activities:
   Interest paid                                           $            502  $            --    $           16,167
                                                           ================  ================   ==================

Supplemental disclosure of noncash investing and financing activities:

   Stock options issued for consulting services                          --                --   $           60,589
   Issuance of common stock for acquisition                $      2,336,242                --   $        2,336,242
                                                           ================  ================   ==================



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


         This Amendment No. 1 on Form 10-QSB/A amends the Company's quarterly report on Form 10-QSB for the quarterly period ended March 31, 2003, which was filed with the Securities and Exchange Commission on May 15, 2003. In the Company's original report, it reported outstanding equity so as to give effect to a proposed 2-for-3 stock combination that had been authorized by the Company's stockholders in May 2003, but which had not yet been effected. The Company never completed the proposed 2-for-3 combination and subsequently determined to abandon it. This Amendment No. 1 on Form 10-QSB/A amends the interim financial statements and other information contained in the original quarterly report in order to reflect actual outstanding equity balances as of March 31, 2003, without regard to any plans or proposals to complete a combination of the Company's outstanding shares of common stock.

         In addition, certain expenses recorded in 2002 should have been recorded in 2001. Accordingly, the Company reduced 2002 expenses by $56,796 and reduced its net loss by the same amount.


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

(3) COMPUTATION OF NET LOSS PER COMMON SHARE

         Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share equals basic net loss per common share, since common stock equivalents from stock options, stock warrants, stock subscriptions and convertible preferred stock would have an anti dilutive effect because the Company incurred a net loss during each period presented. The common stock equivalents from stock options, stock warrants, stock subscriptions, and convertible preferred stock, which have not been included in the diluted calculations since their effect is antidilutive, was 20,757,674 as of March 31, 2003.

(4) ISSUANCE OF STOCK, STOCK OPTIONS AND WARRANTS

         On February 24, 2003, the Company granted employees an aggregate of 4,380,450 options outside of the Company's 1995 Stock Option Plan. 2,920,300 of these options vest on the first anniversary of the grant date and 1,460,150 of these options vest in two equal installments on each of the first and second anniversaries of the grant date, provided the optionee continues in service. The options were granted at the stock price on the day of issuance and are exercisable for a period of ten years regardless of whether the grantee continues to be employed by the Company.

         Had compensation costs been determined in accordance with the fair value method prescribed by SFAS No. 123 for all options issued to employees, the Company's net loss applicable to common shares and net loss per common share (basic and diluted) for plan options would have been increased to the pro forma amounts indicated below. There were no options granted from January 1 to February 21, 2003.

                MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
                          (A Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2003



                                               Three months ended March 31,
                                                         2003
                                               ----------------------------
Net loss applicable to common shares:
    As reported                                   $       421,945
    Pro forma                                             479,548
Net loss per common share -- basic
    As reported                                   $          0.00
    Pro forma                                                0.00


(5) PRIVATE PLACEMENT OF COMMON SHARES

         During 2002, the Company's subsidiary, Manhattan Research Development, Inc. (Manhattan Research) commenced a private placement and sold 1,197,250 shares of common stock at $1.60 per share and received proceeds of $1,704,318, net of expenses of $211,281. These shares converted into 15,216,660 shares of the Company's common stock when the Company completed a reverse acquisition of Manhattan Research as described below. In addition, each investor received warrants equal to 10% of the number of shares of common stock purchased and, accordingly, Manhattan Research issued warrants to purchase 119,725 shares of common stock in 2002 in connection with the private placement. Upon the merger, these converted into warrants to purchase 1,521,666 shares of the Company's common stock. Each warrant had an exercise price of $1.60 per share, which post merger converted to approximately $0.13. These warrants expire in 2007.

         During January and February 2003, Manhattan Research sold an additional 520,000 shares of common stock at $1.60 ($0.13, post merger) per share and warrants to purchase 52,000 shares of common stock exercisable at $1.60 ($0.13 post merger) through the private placement and received net proceeds of $743,691. These shares converted into 6,609,032 shares of the Company's common stock when the Company completed its reverse acquisition of Manhattan Research. The warrants to purchase 52,000 shares of common stock converted into warrants to purchase 660,903 common shares of the combined Company.

         In addition, in connection with the private placement, Manhattan Research issued to Joseph Stevens & Co., Inc., a NASD-member broker-dealer, warrants to purchase 652,555 shares of its common stock that are exercisable at $1.60 ($0.13 post merger) per share and expire in 2008. Upon the merger, these warrants converted into warrants to purchase 8,293,763 shares of common stock of the combined Company.

(6) MERGER

         On February 21, 2003, the Company (formerly known as "Atlantic Technology Ventures, Inc.") completed a reverse acquisition of privately held Manhattan Research Development, Inc. (formerly Manhattan Pharmaceuticals, Inc.), a Delaware corporation. The merger was effected pursuant to an Agreement and Plan of Merger dated December 17, 2002 (the "Merger Agreement") by and among the Company, Manhattan Research and Manhattan Pharmaceuticals Acquisition Corp, the Company's

                MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
                          (A Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2003


wholly owned subsidiary ("MPAC"). In accordance with the terms of the Merger Agreement, MPAC merged with and into Manhattan Research, with Manhattan Research remaining as the surviving corporation and a wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, upon the effective time of the merger, the outstanding shares of common stock of Manhattan Research automatically converted into an aggregate of 93,449,584 shares of the Company's common stock, which represented 80 percent of the Company's outstanding voting stock after giving effect to the merger. In addition, immediately prior to the merger Manhattan Research had outstanding options and warrants to purchase an aggregate of 864,280 shares of its common stock, which, in accordance with the terms of the merger, automatically converted into options and warrants to purchase an aggregate of 10,984,719 shares of the Company's common stock. Since the stockholders of Manhattan Research received the majority of the voting shares of the Company, the merger is being accounted for as a reverse acquisition whereby Manhattan Research is the accounting acquirer (legal acquiree) and the Company is the accounting acquiree (legal acquirer). Based on the five-day average price of the Company's common stock of $0.10 per share, the purchase price approximates $2,336,000, plus approximately $33,000 of acquisition costs, which represents 20 percent of the market value of the combined Company's post-merger total outstanding shares of 116,811,980. In connection with the merger, the Company changed its name from "Atlantic Technology Ventures, Inc." to "Manhattan Pharmaceuticals, Inc." Based on the preliminary information currently available, Manhattan Research expects to recognize patents and licenses for substantially all of the purchase price. Upon completion of a formal purchase price allocation there may be a decrease in the amount assigned to intangible assets and a corresponding increase in in-process research and development. As a result of acquiring Manhattan Research, the Company receives new technologies.

         A summary of the preliminary purchase price allocation is as follows:

                MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
                          (A Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2003



Common stock issued                                             $  2,336,242
Acquisition costs paid                                                32,808
                                                                 ------------

Total purchase price                                               2,369,050

Net liabilities assumed in acquisition                               798,128
                                                                 ------------

Excess purchase price (preliminarily allocated to
    intangible assets)                                          $  3,167,178
                                                                 ============

Assets purchased:
    Prepaid expenses                                            $     38,307
    Property and equipment                                             7,683
    Deposits                                                          19,938

                                                                 ------------
                                                                      65,928
                                                                 ------------
Liabilities assumed:
    Accounts payable                                                 323,735
    Accrued expenses                                                 540,321

                                                                 ------------
                                                                     864,056
                                                                 ------------
Net liabilities assumed                                         $   (798,128)
                                                                 ============

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


                                                                   Three months ended March 31,
                                                                    2003                   2002
                                                            --------------------     ------------------

Revenues                                                    $                --      $              --
Net loss                                                    $           (463,135)    $         (380,219)
Weighted-average shares of common stock outstanding
    outstanding: Basic                                               115,253,103            110,202,948

Loss per share                                              $              (0.00)    $            (0.00)

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

                MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
                          (A Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2003





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         YOU SHOULD READ THE FOLLOWING DISCUSSION OF OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION IN CONJUNCTION WITH OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2002 AND THE FORM 8-K/A OF MANHATTAN PHARMACEUTICALS, INC. FILED ON MAY 9, 2003 CONTAINING THE FINANCIAL STATEMENTS OF MANHATTAN RESEARCH DEVELOPMENT, INC. THIS DISCUSSION INCLUDES "FORWARD-LOOKING" STATEMENTS THAT REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. WE USE WORDS SUCH AS WE "EXPECT," "ANTICIPATE," "BELIEVE," AND "INTEND" AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. INVESTORS SHOULD BE AWARE THAT ACTUAL RESULTS MAY
DI FFER MATERIALLY FROM OUR EXPRESSED EXPECTATIONS BECAUSE OF RISKS AND UNCERTAINTIES INHERENT IN FUTURE EVENTS, PARTICULARLY THOSE RISKS IDENTIFIED IN THE "RISK FACTORS" SECTION OF OUR MOST RECENT ANNUAL REPORT ON FORM 10-KSB, AND SHOULD NOT UNDULY RELY ON THESE FORWARD LOOKING STATEMENTS.

RESULTS OF OPERATIONS - THREE-MONTH PERIOD ENDED MARCH 31, 2003 VS. 2002

         During the quarters ended March 31, 2003 and 2002, we had no revenue.

         For the quarter ended March 31, 2003, research and development expense was $43,355 as compared to $253,397 for the first quarter of 2002. The decrease is primarily a result of a reduction in license fees paid to Oleoyl-estrone Developments, Inc (OED).

         For the quarter ended March 31, 2003, general and administrative expense was $378,872 as compared to $397 for the quarter ended March 31, 2002. The increase is due primarily to expenses associated with hiring full time employees and consultants of approximately $81,000 and $100,000, respectively. In addition, as a result of becoming a publicly traded company, we had increases in legal and accounting fees of approximately $67,000. Outside services (including transfer agent and employee finders fees) increased by approximately $27,000. Rent, directors fees, insurance and other expenses increased by approximately $27,000, $24,000, $12,000 and $12,000, respectively. Finally, in 2003, we had amortization of intangible assets of approximately $26,000.

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

         Net loss for the quarter ended March 31, 2003, was $421,945 as compared to $255,840 for the quarter ended March 31, 2002. This increase in net loss is attributable primarily to an increase in general and administrative expenses of $378,475. This increase is partially offset by a decrease in research and development expenses of $210,042.

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

                MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
                          (A Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2003


         During 2002, our subsidiary, Manhattan Research Development, Inc. (Manhattan Research) commenced a private placement and sold 1,197,250 shares of common stock at $1.60 per share and received proceeds of $1,704,318, net of expenses of $211,181. These shares converted into 15,216,660 shares of our common stock when we completed a reverse acquisition of Manhattan Research as described below. In addition, each investor received warrants equal to 10% of the number of shares of common stock purchased and, accordingly, Manhattan Research issued warrants to purchase 119,725 shares of common stock in 2002 in connection with the private placement. Upon the merger, these converted into warrants to purchase 1,521,666 shares of our common stock. Each warrant had an exercise price of $1.60 per share, which post merger converted to $0.13. These warrants expire in 2007.

         During January and February 2003, the Manhattan Research sold an additional 520,000 shares of common stock at $1.60 ($0.13, post merger) per share and warrants to purchase 52,000 shares of common stock exercisable at $1.60 ($0.13 post merger) through the private placement and received net proceeds of $743,691. These shares converted into 6,609,032 shares of our common stock when we completed our reverse acquisition of Manhattan Research. The warrants to purchase 52,000 shares of common stock converted into warrants to purchase 660,903 common shares of the combined Company.

         In addition, in connection with the private placement, Manhattan Research issued to Joseph Stevens & Co., Inc., a NASD-member broker-dealer, warrants to purchase 652,555 shares of its common stock that are exercisable at $1.60 ($0.13 post merger) per share and expire in 2008. Upon the merger, these warrants converted into warrants to purchase 8,293,763 shares of common stock of the combined Company.

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

         On February 21, 2003, we completed a reverse acquisition of privately held Manhattan Research Development, Inc., (formerly Manhattan Pharmaceuticals, Inc.) (Manhattan Research) a Delaware

                MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
                          (A Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2003




corporation. The merger was effected pursuant to an Agreement and Plan of Merger dated December 17, 2002 (the "Merger Agreement") by and among the Company, Manhattan Research and Manhattan Pharmaceuticals Acquisition Corp, the Company's wholly owned subsidiary ("MPAC"). In accordance with the terms of the Merger Agreement, MPAC merged with and into Manhattan Research, with Manhattan Research remaining as the surviving corporation and our wholly owned subsidiary. Pursuant to the Merger Agreement, upon the effective time of the merger, the outstanding shares of common stock of Manhattan Research automatically converted into an aggregate of 93,449,584 shares of our common stock, which represented 80 percent of our outstanding voting stock after giving effect to the merger. In addition, immediately prior to the merger Manhattan Research had outstanding options and warrants to purchase an aggregate of 864,280 shares of its common stock, which, in accordance with the terms of the merger, automatically converted into options and warrants to purchase an aggregate of 10,984,719 shares of our common stock. Since the stockholders of Manhattan Research received the majority of our voting shares, the merger is being accounted for as a reverse acquisition whereby Manhattan Research is the accounting acquirer (legal acquiree) and we are the accounting acquiree (legal acquirer). Based on the five-day average price of our common stock of $0.10 per share, the purchase price approximates $2,336,000, which represents 20 percent of the market value of the combined Company's post-merger total outstanding shares of 116,811,980. In connection with the merger, we changed our name from "Atlantic Technology Ventures, Inc." to "Manhattan Pharmaceuticals, Inc." Based on the preliminary information currently available, Manhattan Research expects to recognize patents and licenses for substantially all of the purchase price. Upon completion of a formal purchase price allocation there may be a decrease in the amount assigned to intangible assets and a corresponding increase in in-process research and development. As a result of acquiring Manhattan Research, the Company receives new technologies.

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



ITEM 3. CONTROLS AND PROCEDURES

         Within 90 days prior to the date of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our chief executive and chief financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to such evaluation.

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

Item 2.  Changes in Securities

         In connection with our merger with Manhattan Research Development, Inc., effective as of February 21, 2003, we issued an aggregate of 93,449,584 shares of our common stock to the former stockholders of Manhattan Research Development in exchange for their shares of Manhattan Research Development common stock. In addition, at the time of the merger, Manhattan Research Development had outstanding warrants to purchase an aggregate of 864,280 shares of common stock, which automatically converted into warrants to purchase an aggregate of 10,984,719 shares of our common stock. The form of warrant such warrant is attached hereto as Exhibit 4.1. We relied on the exemption from federal registration under
Section 4(2) of the Securities Act of 1933, as amended, based on our belief that the issuance of such securities did not involve a public offering, as there were fewer than 35 "non-accredited" investors, all of whom, either alone or through a purchaser representative, had such knowledge and experience in financial and business matters so that each was capable of evaluating the risks of the investment.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Our annual meeting of stockholders was held on February 21, 2003. The stockholders took the following actions:

         (a) The stockholders re-elected five directors, all of whom together then comprised the entire board. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:



                                       CLASS                    VOTES FOR                VOTES WITHHELD
                               ------------------           -----------------            --------------
 Steven H. Kanzer                          Common                  9,790,993                    36,900
                               Series A Preferred                    288,718                         0
 Peter O. Kliem                            Common                  9,793,793                    34,100
                               Series A Preferred                    288,718                         0
 A. Joseph Rudick                          Common                  9,784,305                    43,588
                               Series A Preferred                    288,718                         0
 David M. Tanen                            Common                  9,793,793                    34,100
                               Series A Preferred                    288,718                         0
 Frederic P. Zotos                         Common                  9,658,281                   169,612
                               Series A Preferred                    275,209                    13,509

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

         (b) The stockholders approved an amendment to our certificate of incorporation, increasing the number of authorized shares of common stock from 50 million to 150 million. The following table sets forth a summary of the voting on this proposal:



CLASS                        VOTES FOR       VOTES AGAINST       VOTES ABSTAINED    BROKER NON-VOTES
-------------------          -----------     -------------       ---------------    ----------------
Common Stock                  12,689,467           55,090                0                  0
Series A Preferred               288,718                0                0                  0


         (c) The stockholders approved an amendment to our certificate of incorporation, changing our name from "Atlantic Technology Ventures, Inc." to "Manhattan Pharmaceuticals, Inc." The following table sets forth a summary of the voting on this proposal:



CLASS                        VOTES FOR       VOTES AGAINST       VOTES ABSTAINED    BROKER NON-VOTES
-------------------          -----------     -------------       ---------------    ----------------
         Common Stock                  12,671,687           72,750              120                  0
         Series A Preferred               288,718                0                0                  0

         (d) The stockholders approved an amendment to our Series A preferred stock certificate of designations providing for the automatic conversion of all outstanding shares of Series A preferred stock upon completion of our merger with Manhattan Research Development, Inc. The following table sets forth a summary of the voting on this proposal:


CLASS                        VOTES FOR       VOTES AGAINST       VOTES ABSTAINED    BROKER NON-VOTES
-------------------          -----------     -------------       ---------------    ----------------
         Common Stock                  7,823,611            56,880                0          4,864,066
         Series A Preferred              288,718                 0                0                  0

         (e) The stockholders ratified our board of directors' selection of J.H. Cohn, LLP as our independent auditors for fiscal 2002. The following table sets forth a summary of the voting on this proposal:



CLASS                        VOTES FOR       VOTES AGAINST       VOTES ABSTAINED    BROKER NON-VOTES
-------------------          -----------     -------------       ---------------    ----------------
         Common Stock                 12,615,981           122,326            6,250                  0
         Series A Preferred              288,718                 0                0                  0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit No.       Description
----------       ------------

      3.1 Certificate of incorporation, as amended through February 21, 2003 (incorporated by reference to the same exhibit number to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002).*

      4.1 Form of warrant issued by Manhattan Research Development, Inc., which automatically converted into warrants to purchase shares of the Registrant's common stock upon the merger transaction with such company.*

     10.1 Third Amendment to Employment Agreement dated February 21, 2003 between the Registrant and Frederic. P. Zotos.*


     10.2 Third Amendment to Employment Agreement dated February 21, 2003 between the Registrant and A. Joseph Rudick.*

     10.3 Second Amendment to Employment Agreement dated February 21, 2003 between the Registrant and Nicholas J. Rossettos.*

     10.4 Employment Agreement dated January 2, 2003, between Manhattan Research Development, Inc. and Leonard Firestone, as assigned to the Registrant effective as of February 21, 2003.*

     10.5 Employment Agreement dated February 28, 2003, between the Registrant and Nicholas J. Rossettos.*

     10.6 License Agreement dated on or about February 28, 2002 between Manhattan Research Development, Inc. (f/k/a Manhattan Pharmaceuticals, Inc.) and Oleoyl-Estrone Developments SL (portions if this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*

     31.1         Certification of Chief Executive Officer

     31.2         Certification of Chief Financial Officer

     32.1         Certifications of Chief Executive and Chief Financial Officer.




-----------------------
* As previously filed.


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

                           MANHATTAN PHARMACEUTICALS, INC.


Date: August 11, 2003      By:   /s/  Leonard Firestone
                             -------------------------------------------------

                                    Leonard Firestone
                                    President and Chief Executive Officer


Date: August 11, 2003      By:   /s/   Nicholas J. Rossettos
                             -------------------------------------------------

                                    Nicholas J. Rossettos
                                    Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.       Description


      3.1 Certificate of incorporation, as amended through February 21, 2003 (incorporated by reference to the same exhibit number to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002).*

      4.1 Form of warrant issued by Manhattan Research Development, Inc., which automatically converted into warrants to purchase shares of the Registrant's common stock upon the merger transaction with such company.*

     10.1 Third Amendment to Employment Agreement dated February 21, 2003 between the Registrant and Frederic. P. Zotos.*


     10.2 Third Amendment to Employment Agreement dated February 21, 2003 between the Registrant and A. Joseph Rudick.*

     10.3         Second Amendment to Employment Agreement dated February
                  21, 2003 between the Registrant and Nicholas J. Rossettos.*

     10.4 Employment Agreement dated January 2, 2003, between Manhattan Research Development, Inc. and Leonard Firestone, as assigned to the Registrant effective as of February 21, 2003.*

     10.5 Employment Agreement dated February 28, 2003, between the Registrant and Nicholas J. Rossettos.*

     10.6 License Agreement dated on or about February 28, 2002 between Manhattan Research Development, Inc. (f/k/a Manhattan Pharmaceuticals, Inc.) and Oleoyl-Estrone Developments SL (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*

     31.3         Certification of Chief Executive Officer

     31.4         Certification of Chief Financial Officer

     32.1         Certifications of Chief Executive and Chief Financial Officer.

-----------------------
* As previously filed.