Form 10QSB
period 2003-06-30
MANHATTAN PHARMACEUTICALS INC
filed 2003-08-15
CIK 1001316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF  THE SECURITIES EXCHANGE
     ACT OF 1934
                  For the quarterly period ended June 30, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 8, 2003 there were 116,811,980 shares of the issuer's common stock, $.001 par value, outstanding.

                                      INDEX

                                                                                                       Page
                                                                                                       ----
PART I   FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements........................................   3

         Unaudited Condensed Consolidated Balance Sheets..............................................   3

         Unaudited Condensed Consolidated Statements of Operations....................................   4

         Unaudited Condensed Consolidated Statement of Stockholders' Equity...........................   5

         Unaudited Condensed Consolidated Statements of Cash Flows....................................   6

         Notes to Unaudited Condensed Consolidated Financial Statements...............................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........  12

Item 3.  Controls and Procedures......................................................................  16


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................   17

Item 5.  Other Information...........................................................................   17

Item 6.  Exhibits and Reports on Form 8-K............................................................   18

         Signatures..................................................................................   19

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

                MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)


PART I--FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                                       JUNE 30,                   DECEMBER 31,
                                                                               ---------------------         --------------------
                                                 ASSETS                                  2003                         2002
                                                                               ---------------------         --------------------
Current assets:
    Cash and cash equivalents                                                  $             477,863         $           1,721,123
    Prepaid expenses                                                                          34,438                         -
                                                                               ---------------------         ---------------------
                    Total current assets                                                     512,301                     1,721,123
Property and equipment, net                                                                   10,415                         -
Deposits                                                                                      19,938                         -
Intangible assets, net                                                                     3,061,607                         -
                                                                               ---------------------         ---------------------
                    Total assets                                               $           3,604,261         $           1,721,123
                                                                               =====================         =====================
                          LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
    Accounts payable                                                           $             573,978         $             164,899
    Accrued expenses                                                                         410,396                        15,973
    Note payable to bank                                                                        -                          600,000
    Notes payable to stockholder                                                              70,000                       206,000
    Due affiliate                                                                               -                           96,328
                                                                               ---------------------         ---------------------
                    Total liabilities                                                      1,054,374                     1,083,200
                                                                               ---------------------         ---------------------
Commitments and Contingencies

Stockholders equity:
    Common stock, $.001 par value. Authorized 150,000,000
       shares; 116,811,980 and 78,765,040 shares issued and outstanding
       at June 30, 2003 and December 31, 2002, respectively                                  116,812                        78,765
    Additional paid-in capital                                                             4,733,028                     1,691,142
    Unearned consulting costs                                                                 (7,574)                      (37,868)
    Deficit accumulated during development stage                                          (2,292,379)                   (1,094,116)
                                                                               ---------------------         ---------------------
                    Total stockholders equity                                              2,549,887                       637,923
                                                                               ---------------------         ---------------------
                    Total liabilities and stockholders' equity                 $           3,604,261         $           1,721,123
                                                                               =====================         =====================




See accompanying notes to unaudited condensed consolidated financial statements.

                MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          (A Development Stage Company)
          Condensed Consolidated Statements of Operations EDGAR PEOPLE:
                                  (Unaudited)



                                                                                                               CUMULATIVE
                                                                                                              PERIOD FROM
                                                                                                             AUGUST 6, 2001
                                                                                                            (INCEPTION) TO
                                          THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,         JUNE 30,
                                        ------------------------------   -------------------------------
                                            2003             2002             2003            2002                2003
                                        --------------  ---------------  ---------------  ---------------  ------------------

Revenue                                 $          --   $            --               --               --  $              --
                                        --------------  ---------------  ---------------  ---------------  ------------------
Costs and expenses:
    Research and development                  313,176          198,855           356,531          452,252           1,081,928
    General and administrative                463,844           49,944           842,716           50,341           1,192,297
                                        --------------  ---------------  ---------------  --------------   ------------------
        Total operating expenses              777,020          248,799         1,199,247          502,593           2,274,225
                                        --------------  ---------------  ---------------  --------------   ------------------
        Operating loss                       (777,020)        (248,799)      (1,199,247)         (502,593)         (2,274,225)
                                        --------------  ---------------  ---------------  --------------   ------------------
Other (income) expense:
    Interest and other income                  (1,625)                            (4,140)                              (4,140)
    Interest expense                              923            3,768             3,156            5,814              22,294
                                        --------------  ---------------  ---------------  --------------   ------------------
        Total other (income) expense             (702)           3,768              (984)           5,814              18,154
                                        --------------  ---------------  ---------------  --------------   ------------------
        Net loss                        $    (776,318)  $      (252,567) $    (1,198,263) $      (508,407) $       (2,292,379)
                                        ==============  ===============  ===============  ==============   ===--=============
Net loss per common share:
    Basic and diluted                   $       (0.01)  $         (0.00) $         (0.01) $         (0.01)
                                        ==============  ===============  ===============  ==============
Weighted average shares of common
 stock outstanding:
    Basic and diluted                     116,811,980       63,548,380       107,004,963       60,318,297
                                        ==============  ===============  ===============  ==============




See accompanying notes to unaudited condensed consolidated financial statements.

                MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

            Condensed Consolidated Statement of Stockholders' Equity
                                  (Unaudited)




                                                                                                          DEFICIT
                                                                                                        ACCUMULATED
                                                        COMMON STOCK                ADDITIONAL          DURING THE
                                                 ---------------------------         PAID-IN            DEVELOPMENT
                                                      SHARES          AMOUNT         CAPITAL               STAGE
                                                 ---------------   -----------   -----------------   ------------------

Balance at January 1, 2003                           78,765,040    $    78,765   $      1,691,142    $       (1,094,116)
     Common Stock Issued, net of expenses             6,609,032         6,609             737,082
     Effect of reverse acquisition                   31,437,908        31,438           2,304,804
     Amortization of unearned consulting costs
     Net loss                                                                                                (1,198,263)
                                                 ---------------   -----------   -----------------   ------------------
Balance at June 30, 2003                            116,811,980    $   116,812   $      4,733,028    $       (2,292,379)
                                                 ===============   ===========   =================   ==================




                                                                           TOTAL
                                                       UNEARNED            STOCK-
                                                      CONSULTING           HOLDERS'
                                                        COSTS             EQUITY
                                                    --------------   -----------------

Balance at January 1, 2003                          $     (37,868)   $        637,923
     Common Stock Issued, net of expenses                                     743,691
     Effect of reverse acquisition                                          2,336,242
     Amortization of unearned consulting costs             30,294              30,294
     Net loss                                                              (1,198,263)
                                                    --------------   -----------------
Balance at June 30, 2003                            $      (7,574)   $      2,549,887
                                                    ==============   =================


See accompanying notes to condensed consolidated financial statements.

                MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                                    CUMULATIVE
                                                                                                    PERIOD FROM
                                                                                                   AUGUST 1, 2001
                                                                                                   (INCEPTION) TO
                                                               SIX MONTHS ENDED JUNE 30,                JUNE 30,
                                                           -----------------------------------  --------------------
                                                                 2003                2002                2003
                                                           ----------------    ---------------- --------------------
Cash flows from operating activities:
   Net loss                                                $     (1,198,263)  $      (508,407)  $         (2,292,379)
   Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
       Common stock issued for license rights                                                                  1,000
       Amortization of unearned consulting services                  30,294                                   53,015
       Amortization of intangible assets                            105,571                                  105,571
       Depreciation                                                   2,334                                    2,334
       Changes in operating assets and liabilities,
          net of acquisition:
         Decrease in prepaid expenses                                 3,869                                    3,869
         Increase in deferred offering costs                                           (2,392)
         Increase in accounts payable                                85,344            63,590                250,243
         Decrease in accrued expenses                              (145,898)          (56,796)              (129,925)
         Decrease in due affiliate                                  (96,328)

                                                           -----------------  ---------------   -------------------
           Net cash used in operating activities                 (1,213,077)         (504,005)            (2,006,272)
                                                           -----------------  ---------------   -------------------
Cash flows from investing activities:
   Purchase of property and equipment                                (5,066)                                  (5,066)
   Cash paid in connection with acquisition                         (32,808)                                 (32,808)

                                                           -----------------  ---------------   -------------------
           Net cash used in investing activities                    (37,874)                                 (37,874)
                                                           -----------------  ---------------   -------------------
Cash flows from financing activities:
   Proceeds from issuances of notes payable to stockholders                                                  233,500
   Repayments of notes payable to stockholders                     (136,000)                                (163,500)
   Proceeds from issuance of note payable to bank                                     600,000                600,000
   Repayment of note payable to bank                               (600,000)                                (600,000)
   Proceeds from subscriptions receivable                                                                      4,000
   Proceeds from sale of common stock, net                          743,691                                2,448,009

                                                           -----------------  ---------------   -------------------
           Net cash provided by financing activities                  7,691           600,000            2,522,009
                                                           -----------------  ---------------   -------------------

           Net increase (decrease) in cash and
             cash equivalents                                    (1,243,260)           95,995              477,863

Cash and cash equivalents at beginning of period                  1,721,123
                                                           -----------------  ---------------   -------------------
Cash and cash equivalents at end of period                 $        477,863   $        95,995   $            477,863
                                                           =================  ===============   ==================
Supplemental disclosure of noncash financing activities:

   Interest paid                                           $            502   $                 $            16,167
                                                           =================  ================   ==-================

Supplemental disclosure of noncash investing and \
           financing activities:

   Stock options issued for consulting services                          --                --   $             60,589
   Issuance of common stock for acquisition                $      2,336,242   $            --   $          2,336,242
                                                           =================  ================   ===-===============





See accompanying notes to unaudited condensed consolidated financial statements.

                MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
                          (A Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2003


(1) BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2003 or for any subsequent period. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-KSB of Manhattan Pharmaceuticals, Inc. and its subsidiaries ("Manhattan" or the "Company") as of and for the year ended December 31, 2002 and the Form 8-K/A of Manhattan Pharmaceuticals, Inc. filed on May 9, 2003 containing the financial statements of Manhattan Research Development, Inc.

(2) LIQUIDITY

         The Company has reported a net loss of $1,037,320 for the year ended December 31, 2002. The Company has reported a net loss of $1,198,263 for the six months ended June 30, 2003. The net loss from date of inception, August 6, 2001, to June 30, 2003 amounts to $2,292,379. As discussed in Note 6, on February 21, 2003 the Company completed a reverse acquisition of privately held Manhattan Research Development, Inc. Based on the resources available at June 30, 2003 of the combined Company, management believes that the combined Company will continue to incur net losses through at least June 30, 2004 and will need additional equity or debt financing or will need to generate revenues through licensing its products or entering into strategic alliances to be able to sustain its operations until it can achieve profitability, if ever. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         The combined Company's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances and its ability to realize the full potential of its technology in development. Additional funds are currently not available on acceptable terms and may not become available, and there can be no assurance that any additional funding that the combined Company does obtain will be sufficient to meet the combined Company's needs in the short and long term. Through June 30, 2003, a significant portion of the Company's financing has been through private placements of common stock and warrants and debt financing. Until and unless the combined Company's operations generate significant revenues, the combined Company will attempt to continue to fund operations from cash on hand and through the sources of capital previously described.

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

                MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
                          (A Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2003




(3) COMPUTATION OF NET LOSS PER COMMON SHARE

         Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share equals basic net loss per common share, since common stock equivalents from stock options, stock warrants, stock subscriptions and convertible preferred stock would have an anti dilutive effect because the Company incurred a net loss during each period presented. The common stock equivalents from stock options, stock warrants, stock subscriptions, and convertible preferred stock, which have not been included in the diluted calculations since their effect is antidilutive, was 20,559,674 as of June 30, 2003.

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

         Had compensation costs been determined in accordance with the fair value method prescribed by SFAS No. 123 for all options issued to employees, the Company's net loss applicable to common shares and net loss per common share (basic and diluted) for plan options would have been increased to the pro forma amounts indicated below. There were no options granted during the second quarter of 2003. There were no options granted or outstanding in the 2002 periods.


                                               THREE             SIX
                                            MONTHS ENDED      MONTHS ENDED
                                              JUNE 30,          JUNE 30,
                                                2003             2003
                                          ----------------- ----------------
Net loss applicable to common shares:
    As reported                          $      (776,318)   $    (1,198,263)
    Pro forma                                   (873,201)        (1,351,710)
Net loss per common share --basic
    As reported                          $         (0.01)   $         (0.01)
    Pro forma                                      (0.01)             (0.01)


 (5) PRIVATE PLACEMENT OF COMMON SHARES

         During 2002, the Company's subsidiary, Manhattan Research Development, Inc. (Manhattan Research) commenced a private placement and sold 1,197,250 shares of common stock at $1.60 ($0.13

                MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
                          (A Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2003


post merger) per share and received proceeds of $1,704,318, net of expenses of $211,281. These shares converted into 15,216,660 shares of the Company's common stock when the Company completed a reverse acquisition of Manhattan Research as described below. In addition, each investor received warrants equal to 10% of the number of shares of common stock purchased and, accordingly, Manhattan Research issued warrants to purchase 119,725 shares of common stock in 2002 in connection with the private placement. Upon the merger, these converted into warrants to purchase 1,521,666 shares of the Company's common stock. Each warrant had an exercise price of $1.60 per share, which post merger converted to approximately $0.13. These warrants expire in 2007.

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

                MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
                          (A Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2003





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

         A summary of the preliminary purchase price allocation is as follows:


Common stock issued                                             $ 2,336,242
Acquisition costs paid                                               32,808
                                                                -----------
Total purchase price                                              2,369,050
Net liabilities assumed in acquisition                              798,128
                                                                -----------
Excess purchase price (preliminarily allocated to
    intangible assets)                                          $ 3,167,178
                                                                ===========
Assets purchased:
    Prepaid expenses                                            $    38,307
    Property and equipment                                            7,683
    Deposits                                                         19,938
                                                                -----------
                                                                     65,928
                                                                -----------
Liabilities assumed:
    Accounts payable                                                323,735
    Accrued expenses                                                540,321
                                                                -----------
                                                                    864,056
                                                                -----------
Net liabilities assumed                                         $  (798,128)
                                                                ===========


         The following pro forma financial information presents the combined results of operations of Manhattan Pharmaceuticals and Manhattan Research as if the acquisition had occurred as of January 1, 2003 and 2002, after giving effect to certain adjustments, including the issuance of Manhattan Pharmaceuticals common stock as part of the purchase price. For the purpose of this pro forma presentation, both Manhattan Pharmaceuticals' and Manhattan Research's financial information is presented for the three and six months ended June 30, 2003 and 2002, respectively. The pro forma condensed consolidated financial information does not necessarily reflect the results of operations that would have occurred had Manhattan Pharmaceuticals and Manhattan Research been a single entity during such periods.

                MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
                          (A Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2003






                                           THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                      2002                     2003                    2002
                                           --------------------------  ---------------------    -----------------
Revenues                                  $                --          $                 --     $              --
Net loss                                  $          (297,512)         $         (1,239,453)    $       (1,256,605)
Weighted-average shares of common
    stock outstanding: Basic                      110,202,948                   116,036,848            110,202,948

Loss per share                            $             (0.00)         $              (0.01)    $            (0.01)






(7) LICENSE AND DEVELOPMENT AGREEMENT

         In April 2003, the Company entered into a license and development agreement with NovaDel Pharma, Inc., under which the Company received certain worldwide, exclusive rights to develop and commercialize products related to NovaDel's proprietary lingual spray technology for delivering propofol for pre-procedural sedation. Under the terms of this agreement, the Company agreed to use its commercially reasonable efforts to develop and commercialize the licensed products, to obtain necessary regulatory approvals and to thereafter exploit the licensed products. The agreement also provides that NovaDel will undertake to perform, at the Company's expense, a substantial portion of the development activities, including without limitation, preparation and filing of various applications with applicable regulatory authorities.

         In consideration of the license, upon the occurrence of certain development and regulatory events, the Company is obligated to make payments to NovaDel upon the occurrence of certain milestones, including filing a New Drug Application or "NDA" that is accepted for review by the FDA for a licensed product, filing a European Marketing Application for a licensed product, having a filed NDA approved by the FDA, having a European Marketing Application accepted for review within the European Union, receiving commercial approval in Japan, Canada, Australia and South Africa, and upon receiving regulatory approval in certain other countries. The aggregate amount of the milestone payments is significant in light of the Company's currently available resources. In addition, the Company is obligated to pay to NovaDel an annual royalty based on a fixed rate of net sales of licensed products, or if greater, the annual royalty is based on the Company's net profits from the sale of licensed products at a rate that is twice the net sales rate. In the event the Company sublicenses the licensed product to a third party, the Company is obligated to pay royalties based on a fixed rate of fees or royalties received from the sublicensee until such time as the Company recovers its out-of-pocket costs, and thereafter the royalty rate doubles. Because of the continuing development efforts required of NovaDel under the agreement, the royalty rates are substantially higher than customary for the industry. The Company is also required to pay an up-front fee in installments contingent on whether the Company receives certain amounts through financings, revenues or otherwise. To date, the Company has paid and expensed $125,000 of such up-front fee.

         NovaDel may terminate the agreement (i) upon 10 days' notice if the Company fails to make any required milestone or royalty payments, (ii) if the Company fails to obtain financing of at least $5,000,000 by March 31, 2004, or
(iii) if the Company becomes bankrupt or if a petition in bankruptcy or insolvency is filed and not dismissed within 60 days or if the Company becomes subject to a receiver or trustee for the benefit of creditors. Each party may terminate the agreement upon 30 days' written notice and an opportunity to cure in the event the other party committed a material breach or default. The Company may also terminate the agreement for any reason upon 90 days' notice to NovaDel.


(8) SUBSEQUENT EVENTS

         In May 2003, the Company's stockholders authorized an amendment to the Company's certificate of incorporation that would have combined the Company's outstanding common stock on a 2-for-3 basis. The proposed 2-for-3 combination was never effected, however, and the Company's board of directors has since determined to abandon the proposed 2-for-3 combination in lieu of a larger stock combination. On July 25, 2003, the board of directors adopted a resolution authorizing an amendment to the certificate of incorporation providing for a 1-for-5 combination. A resolution approving the 1-for-5 combination has since been consented to in writing by holders of a majority of the Company's outstanding common stock. An effective date for the proposed 1-for-5 combination has not yet been established, however, and the board may determine to abandon this proposal.

         On August 8, 2003, Bausch & Lomb informed the Company that it had elected not to pursue its development of the Avantix technology effective August 11, 2003. According to the terms of Company's agreement with Bausch & Lomb, the Company may re-acquire the technology from Bausch & Lomb and sell or re-license the technology to a third party. The price to re-acquire the technology from Bausch & Lomb is 50 percent of the proceeds from a third party sale to a maximum of $3 million. The Company has no further obligation under the agreement.

                MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
                          (A Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2003


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

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JUNE 30, 2003 VS. 2002

         During the quarters ended June 30, 2003 and 2002, we had no revenue. We do not expect to have significant revenues relating to our technologies within the next twelve months.

         For the quarter ended June 30, 2003, research and development expense was $313,176 as compared to $198,855 for the second quarter of 2002. The increase is due primarily to license fees paid to NovaDel Pharma, Inc. of $125,000 during the quarter.

         For the quarter ended June 30, 2003, general and administrative expense was $463,844 as compared to $49,944 for the quarter ended June 30, 2002. The increase is due primarily to expenses associated with hiring full time employees and consultants of approximately $147,000 and $43,000, respectively. In addition, we had increases in legal and accounting fees of approximately $84,000 associated with the Company becoming a publicly traded company through the Atlantic Technology Ventures, Inc. - Manhattan Research Development Corp. merger in February 2003. Rent and insurance expenses increased by approximately $35,000 and $54,000, respectively, partially offset by a decrease of $29,000 in other expenses. Finally, in 2003, we had amortization of intangible assets of approximately $80,000.

         Net loss for the quarter ended June 30, 2003, was $776,318 as compared to $252,567 for the quarter ended June 30, 2002. This increase in net loss is attributable primarily to an increase in general and administrative expenses of $413,900 primarily as a result of our hiring employees and management and becoming a public company. In addition we had an increase in research and development expenses of $114,321.

SIX-MONTH PERIOD ENDED JUNE 30, 2003 VS. 2002

         During the six months ended June 30, 2003 and 2002, we had no revenue.

         For the six months ended June 30, 2003, research and development expense was $356,531 as compared to $452,252 for the six months ended June 30, 2002. The decrease is primarily a result of the

                MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
                          (A Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2003




fact that we paid license fees of $176,000 to Oleoyl-estrone Developments, Inc
(OED) in 2002 but paid only $125,000 of license fees to NovaDel Pharma, Inc. in 2003. We also had approximately $38,000 in patent related fees in 2002, which we did not have in 2003.

         For the six months ended June 30, 2003, general and administrative expense was $842,716 as compared to $50,341 for the six months ended June 30, 2002. The increase is due primarily to expenses associated with hiring full time employees and consultants of approximately $228,000 and $142,000, respectively. In addition, we had increases in legal and accounting fees of approximately $151,000 associated with the Company becoming a publicly traded company through the Atlantic Technology Ventures, Inc. - Manhattan Research Development Corp. merger in February 2003. Rent, directors fees, insurance and other expenses increased by approximately $62,000, $29,000, $67,000 and $7,000, respectively. Finally, in 2003, we had amortization of intangible assets of approximately $106,000.

         Net loss for the six months ended June 30, 2003, was $1,198,263 as compared to $508,407 for the six months ended June 30, 2002. This increase in net loss is attributable primarily to an increase in general and administrative expenses of $792,375 primarily as a result of our hiring employees and management and becoming a public company. The increase in net loss is partially offset by a decrease in research and development expenses of $95,721.

LIQUIDITY AND CAPITAL RESOURCES

         From inception to June 30, 2003, we incurred an accumulated deficit of $2,292,379, and we expect to continue to incur additional losses through the year ending June 30, 2004 and for the foreseeable future. This loss has been incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

         During 2002, our subsidiary, Manhattan Research Development, Inc. (Manhattan Research) commenced a private placement and sold 1,197,250 shares of common stock at $1.60 ($0.13 post merger) per share and received proceeds of $1,704,318, net of expenses of $211,181. These shares converted into 15,216,660 shares of our common stock when we completed a reverse acquisition of Manhattan Research as described below. In addition, each investor received warrants equal to 10% of the number of shares of common stock purchased and, accordingly, Manhattan Research issued warrants to purchase 119,725 shares of common stock in 2002 in connection with the private placement. Upon the merger, these converted into warrants to purchase 1,521,666 shares of our common stock. Each warrant had an exercise price of $1.60 per share, which post merger converted to $0.13. These warrants expire in 2007.

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

                MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
                          (A Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2003




these warrants converted into warrants to purchase 8,293,763 shares of common stock of the combined Company.

         We have financed our operations since inception primarily through equity and debt financing and our licensing of CT-3 to Indevus. During the six months ended June 30, 2003, we had a net decrease in cash and cash equivalents of $1,243,260. This decrease primarily resulted from net cash used in operating activities for the six months ended June 30, 2003 of $1,213,077. Total cash resources as of June 30, 2003 were $477,863 compared to $1,721,123 at December 31, 2002.

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

         Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds are currently not available on acceptable terms and may not become available. There can be no assurance that any additional funding that the combined Company does obtain will be sufficient to meet the combined Company's needs in the short and long term. Through June 30, 2003, a significant portion of our financing has been through private placements of common stock and warrants and debt financing. Unless our operations generate significant revenues, we will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.

         On February 21, 2003, we completed a reverse acquisition of privately held Manhattan Research Development, Inc., (formerly Manhattan Pharmaceuticals, Inc.) (Manhattan Research) a Delaware corporation. The merger was effected pursuant to an Agreement and Plan of Merger dated December 17, 2002 (the "Merger Agreement") by and among the Company, Manhattan Research and Manhattan Pharmaceuticals Acquisition Corp, the Company's wholly owned subsidiary ("MPAC"). In accordance with the terms of the Merger Agreement, MPAC merged with and into Manhattan Research, with Manhattan Research remaining as the surviving corporation and our wholly owned subsidiary. Pursuant to the Merger Agreement, upon the effective time of the merger, the outstanding shares of common stock of Manhattan Research automatically converted into an aggregate of 93,449,584 shares of our common stock, which represented 80 percent of our outstanding voting stock after giving effect to the merger. In addition, immediately prior to the merger Manhattan Research had outstanding options and warrants to purchase an aggregate of 864,280 shares of its common stock, which, in accordance with the terms of the merger, automatically converted into options and warrants to purchase an aggregate of 10,984,719 shares of our common stock. Since the stockholders of Manhattan Research received the majority of our voting shares, the merger is being accounted for as a reverse acquisition whereby Manhattan Research is the accounting acquirer (legal acquiree) and we are the accounting acquiree (legal acquirer). Based on the five-day average price of our common stock of $0.10 per share, the purchase price approximates $2,336,000, which represents 20 percent of the market value of the combined Company's post-merger

                MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
                          (A Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2003

total outstanding shares of 116,811,980. In connection with the merger, we changed our name from "Atlantic Technology Ventures, Inc." to "Manhattan Pharmaceuticals, Inc." Based on the preliminary information currently available, Manhattan Research expects to recognize patents and licenses for substantially all of the purchase price. Upon completion of a formal purchase price allocation there may be a decrease in the amount assigned to intangible assets and a corresponding increase in in-process research and development. As a result of acquiring Manhattan Research, the Company receives new technologies. We expect the formal purchase price allocation to be completed prior to the end of 2003.

         In April 2003, we entered into a license and development agreement with NovaDel Pharma, Inc., under which we received certain worldwide, exclusive rights to develop and commercialize products related to NovaDel's proprietary lingual spray technology for delivering propofol for pre-procedural sedation. Under the terms of this agreement, we agreed to use our commercially reasonable efforts to develop and commercialize the licensed products, to obtain necessary regulatory approvals and to thereafter exploit the licensed products. The agreement also provides that NovaDel will undertake to perform, at our expense, a substantial portion of the development activities, including without limitation, preparation and filing of various applications with applicable regulatory authorities.

         In consideration of the license, upon the occurrence of certain development and regulatory events, we are obligated to make payments to NovaDel upon the occurrence of certain milestones, including filing a New Drug Application or "NDA" that is accepted for review by the FDA for a licensed product, filing a European Marketing Application for a licensed product, having a filed NDA approved by the FDA, having a European Marketing Application accepted for review within the European Union, receiving commercial approval in Japan, Canada, Australia and South Africa, and upon receiving regulatory approval in certain other countries. The aggregate amount of the milestone payments is significant in light of our currently available resources. In addition, we are obligated to pay to NovaDel an annual royalty based on a fixed rate of net sales of licensed products, or if greater, the annual royalty is based on our net profits from the sale of licensed products at a rate that is twice the net sales rate. In the event we sublicense the licensed product to a third party, we are obligated to pay royalties based on a fixed rate of fees or royalties received from the sublicensee until such time as we recover our out-of-pocket costs, and thereafter the royalty rate doubles. Because of the continuing development efforts required of NovaDel under the agreement, the royalty rates are substantially higher than customary for the industry. We are also required to pay an up-front fee in installments contingent on whether we receive certain amounts through financings, revenues or otherwise. To date, we have paid and expensed $125,000 of such up-front fee.

         NovaDel may terminate the agreement (i) upon 10 days' notice if we fail to make any required milestone or royalty payments, (ii) if we fail to obtain financing of at least $5,000,000 by March 31, 2004, or (iii) if we become bankrupt or if a petition in bankruptcy or insolvency is filed and not dismissed within 60 days or if we become subject to a receiver or trustee for the benefit of creditors. Each party may terminate the agreement upon 30 days' written notice and an opportunity to cure in the event the other party committed a material breach or default. We may also terminate the agreement for any reason upon 90 days' notice to NovaDel.

         Management believes that we will continue to incur net losses through at least June 30, 2004. Based on our current resources, we will need additional equity or debt financing or we will need to generate revenues through licensing our products or entering into strategic alliances to be able to sustain our operations until we can achieve profitability, if ever. These matters raise substantial doubt as to our ability to continue as a going concern.

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

                MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
                          (A Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2003



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


ITEM 3.       CONTROLS AND PROCEDURES

         As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our chief executive and chief financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to such evaluation.

                MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
                          (A Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2003



                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no material developments to the arbitration proceeding between the Company and Summer Burstein described in the Company's Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2003, as amended. The Company is not a party to any other material legal proceedings and is not aware of any threatened litigation that would have a material adverse effect on its business.

ITEM 5.  OTHER INFORMATION

         On August 8, 2003, Bausch & Lomb informed the Company that it had elected not to pursue its development of the Avantix technology effective August 11, 2003. According to the terms of Company's agreement with Bausch & Lomb, the Company may re-acquire the technology from Bausch & Lomb and sell or re-license the technology to a third party. The price to re-acquire the technology from Bausch & Lomb is 50 percent of the proceeds from a third party sale to a maximum of $3 million. The Company has no further obligation under the agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits



Exhibit No.       Description
----------       ------------
10.1              License Agreement dated April 4, 2003 between the Registrant and NovaDel Pharma, Inc.

31.1              Certification of Chief Executive Officer

31.2              Certification of Chief Financial Officer

32.1 Certifications of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley act of 2002.


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

                MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
                          (A Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2003



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         MANHATTAN PHARMACEUTICALS, INC.

Date: August 14, 2003       By:   /s/  Leonard Firestone
                            ---------------------------------------------------
                            Leonard Firestone
                            President and Chief Executive Officer

Date: August 14, 2003       By:   /s/   Nicholas J. Rossettos
                            ---------------------------------------------------
                            Nicholas J. Rossettos
                            Chief Financial Officer and Chief Operating Officer

                MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
                          (A Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2003

                                  EXHIBIT INDEX



Exhibit No.     Description
---------       -----------
10.1            License Agreement dated April 4, 2003 between the
                Registrant and NovaDel Pharma, Inc.

31.1            Certification of Chief Executive Officer

31.2            Certification of Chief Financial Officer

32.1 Certifications of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley act of 2002.
