Form 10QSB
period 2003-09-30
MANHATTAN PHARMACEUTICALS INC
filed 2003-11-14
CIK 1001316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of November 12, 2003 there were 23,362,396 shares of the issuer's common stock, $.001 par value, outstanding.

                                      INDEX

                                                                                                Page
                                                                                                ----
PART I   FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements....................................3
         Unaudited Condensed Consolidated Balance Sheets..........................................3
         Unaudited Condensed Consolidated Statements of Operations................................4
         Unaudited Condensed Consolidated Statement of Stockholders' Equity (Deficiency)..........5
         Unaudited Condensed Consolidated Statements of Cash Flows................................6
         Notes to Unaudited Condensed Consolidated Financial Statements...........................7
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...14
Item 3.  Controls and Procedures.................................................................19
PART II  OTHER INFORMATION
Item 1.  Legal Proceedings.......................................................................20
Item 4.  Submission of Matters to a Vote of Security Holders.....................................20
Item 6.  Exhibits and Reports on Form 8-K........................................................20
         Signatures..............................................................................21

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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

                MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          (A Development Stage Company)

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                            September 30,   December 31,
                                  Assets                                        2003            2002
                                                                            ------------    -----------
Current assets:
    Cash and cash equivalents                                                $   102,114    $ 1,721,123
    Marketable equity securities, available for sale, at market                  319,320
    Prepaid expenses                                                              27,009             --

                                                                             -----------    -----------
                   Total current assets                                          448,443      1,721,123

Property and equipment, net                                                       10,004             --
Deposits                                                                          19,938             --
Deferred costs related to private placement                                       50,754             --

                                                                             -----------    -----------
                   Total assets                                              $   529,139    $ 1,721,123
                                                                             ===========    ===========

           Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
    Accounts payable                                                         $   760,524    $   164,899
    Accrued expenses                                                             435,069         15,973
    Note payable to bank                                                              --        600,000
    Notes payable to stockholder                                                  70,000        206,000
    Due affiliate                                                                     --         96,328

                                                                             -----------    -----------
                   Total liabilities                                           1,265,593      1,083,200
                                                                             -----------    -----------

Commitments and Contingencies

Stockholders' equity (deficiency):
    Common stock, $.001 par value. Authorized 150,000,000
       shares; 23,362,396 and 15,753,008 shares issued and outstanding
       at September 30, 2003 and December 31, 2002, respectively                  23,362         15,753
    Additional paid-in capital                                                 4,826,177      1,754,154
    Deficit accumulated during development stage                              (5,545,406)    (1,094,116)
    Accumulated other comprehensive loss                                         (40,587)            --
    Unearned consulting costs                                                         --        (37,868)
                                                                             -----------    -----------
                   Total stockholders' equity (deficiency)                      (736,454)       637,923
                                                                             -----------    -----------

                   Total liabilities and stockholders' equity (deficiency)   $   529,139    $ 1,721,123
                                                                             ===========    ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          (A Development Stage Company)

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                Cumulative
                                                                                                               period from
                                                    Three Months ended              Nine Months ended         August 6, 2001
                                                       September 30,                  September 30,           (inception) to
                                               ----------------------------    ----------------------------    September 30,
                                                   2003            2002            2003            2002           2003
                                               ------------    ------------    ------------    ------------    -----------
Revenue                                        $         --    $         --    $         --    $         --    $        --
                                               ------------    ------------    ------------    ------------    -----------

Costs and expenses:
    Research and development                        377,820         172,719         734,351         624,971      1,459,748
    General and administrative                      412,730         148,144       1,255,446         198,485      1,605,027
    Impairment of intangible assets               1,248,230              --       1,248,230              --      1,248,230

                                               ------------    ------------    ------------    ------------    -----------
        Total operating expenses                  2,038,780         320,863       3,238,027         823,456      4,313,005
                                               ------------    ------------    ------------    ------------    -----------

        Operating loss                           (2,038,780)       (320,863)     (3,238,027)       (823,456)    (4,313,005)
                                               ------------    ------------    ------------    ------------    -----------

Other (income) expense:
    Interest and other income                          (564)             --          (4,704)             --         (4,704)
    Interest expense                                    933           6,299           4,089          12,113         23,227
    Loss on disposition of intangible assets      1,213,878              --       1,213,878              --      1,213,878

                                               ------------    ------------    ------------    ------------    -----------
        Total other (income) expense              1,214,247           6,299       1,213,263          12,113      1,232,401
                                               ------------    ------------    ------------    ------------    -----------
        Net loss                               $ (3,253,027)   $   (327,162)   $ (4,451,290)   $   (835,569)   $(5,545,406)
                                               ============    ============    ============    ============    ===========

Net loss per common share:
    Basic and diluted                          $      (0.14)   $      (0.03)   $      (0.20)   $      (0.07)
                                               ============    ============    ============    ============

Weighted average shares of common stock
  outstanding:
    Basic and diluted                            23,362,396      12,709,676      22,061,978      12,281,365
                                               ============    ============    ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          (A Development Stage Company)

      Condensed Consolidated Statement of Stockholders' Equity (Deficiency)
                                   (Unaudited)

                                                                                                  Deficit
                                                                                                accumulated   Accumulated
                                                               Common stock       Additional    during the       other
                                                           --------------------     paid-in     development  comprehensive
                                                             Shares      Amount     capital        stage         loss
                                                           ----------   -------   -----------   -----------    --------
Balance at January 1, 2003, as adjusted for
     a 1-for-5 stock combination                           15,753,008   $15,753   $ 1,754,154   $(1,094,116)   $     --
     Common stock issued, net of expenses                   1,321,806     1,322       742,369            --          --
     Effect of reverse acquisition                          6,287,582     6,287     2,329,954            --          --
     Amortization of unearned consulting costs                     --        --            --            --          --
     Unrealized loss on marketable equity securities               --        --            --            --     (40,587)
     Payment for fractional shares for stock combination           --        --          (300)           --          --
     Net loss                                                      --        --            --    (4,451,290)         --

                                                           ----------   -------   -----------   -----------    --------
Balance at September 30, 2003                              23,362,396   $23,362   $ 4,826,177   $(5,545,406)   $(40,587)
                                                           ==========   =======   ===========   ===========    ========
                                                                           Total
                                                                           stock-
                                                            Unearned      holders'
                                                           consulting      equity
                                                              costs     (deficiency)
                                                            --------    ------------
Balance at January 1, 2003, as adjusted for
     a 1-for-5 stock combination                            $(37,868)   $   637,923
     Common stock issued, net of expenses                         --        743,691
     Effect of reverse acquisition                                --      2,336,241
     Amortization of unearned consulting costs                37,868         37,868
     Unrealized loss on marketable equity securities              --        (40,587)
     Payment for fractional shares for stock combination          --           (300)
     Net loss                                                     --     (4,451,290)

                                                            --------    -----------
Balance at September 30, 2003                               $     --    $  (736,454)
                                                            ========    ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          (A Development Stage Company)

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                    Cumulative
                                                                                                   period from
                                                                            Nine months ended     August 1, 2001
                                                                              September 30,       (inception) to
                                                                         -----------------------   September 30,
                                                                             2003        2002          2003
                                                                         -----------   ---------   -----------
Cash flows from operating activities:
   Net loss                                                              $(4,451,290)  $(835,569)  $(5,545,406)
   Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
       Common stock issued for license rights                                     --          --         1,000
       Amortization of unearned consulting costs                              37,868      16,147        60,589
       Amortization of intangible assets                                     145,162          --       145,162
       Depreciation                                                            4,233          --         4,233
       Loss on impairment of intangible assets                             1,248,230          --     1,248,230
       Loss on disposition of intangible assets                            1,213,878          --     1,213,878
       Changes in operating assets and liabilities, net of acquisition:
         Decrease in prepaid expenses                                         11,298          --        11,298
         Increase in accounts payable                                        271,889     161,846       436,788
         (Decrease) increase in accrued expenses                            (121,225)     14,400      (105,252)
         (Decrease) increase in due affiliate                                (96,328)     51,315            --
         Increase in interest payable                                             --       1,346            --

                                                                         -----------   ---------   -----------
           Net cash used in operating activities                          (1,736,285)   (590,515)   (2,529,480)
                                                                         -----------   ---------   -----------
Cash flows from investing activities:
   Purchase of property and equipment                                         (6,554)         --        (6,554)
   Cash paid in connection with acquisition                                  (32,808)         --       (32,808)
   Proceeds from sale of license                                             200,001          --       200,001

                                                                         -----------   ---------   -----------
           Net cash provided by investing activities                         160,639          --       160,639
                                                                         -----------   ---------   -----------
Cash flows from financing activities:
   Proceeds from issuances of notes payable to stockholders                       --       2,500       233,500
   Repayments of notes payable to stockholders                              (136,000)         --      (163,500)
   Proceeds from issuance of note payable to bank                                 --     600,000       600,000
   Repayment of note payable to bank                                        (600,000)         --      (600,000)
   Proceeds from subscriptions receivable                                         --          --         4,000
   Payment for fractional shares for stock combination                           300          --           300
   Proceeds from sale of common stock, net                                   743,091          --     2,447,409
   Increase in deferred costs related to private placement                   (50,754)     (8,706)      (50,754)

                                                                         -----------   ---------   -----------
           Net cash provided by (used in) financing activities               (43,363)    593,794     2,470,955
                                                                         -----------   ---------   -----------

           Net increase (decrease) in cash and cash equivalents           (1,619,009)      3,279       102,114

Cash and cash equivalents at beginning of period                           1,721,123          --            --
                                                                         -----------   ---------   -----------
Cash and cash equivalents at end of period                               $   102,114   $   3,279   $   102,114
                                                                         ===========   =========   ===========
Supplemental disclosure of cash flow information:

   Interest paid                                                         $       502   $  10,676   $    26,934
                                                                         ===========   =========   ===========

Supplemental disclosure of noncash investing and financing activities:

   Stock options issued for consulting services                          $        --          --   $    60,589
   Issuance of common stock for acquisition                                2,336,242          --     2,336,242
   Marketable equity securities received in connection with
     sale of license                                                         359,907          --       359,907
                                                                         ===========   =========   ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
                          (A Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2003

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

(2)   LIQUIDITY

      The Company has reported a net loss of $1,037,320 for the year ended December 31, 2002 and a net loss of $4,451,290 for the nine months ended September 30, 2003. The net loss from date of inception, August 6, 2001, to September 30, 2003 amounts to $5,545,406.

      As discussed in Note 6, on February 21, 2003 the Company completed a reverse acquisition of privately held Manhattan Research Development, Inc. Management believes that the combined Company will continue to incur net losses through at least September 30, 2004. Based on the resources of the combined Company available at September 30, 2003, management believes that the combined Company will need additional equity or debt financing or will need to generate revenues through licensing its products or entering into strategic alliances to be able to sustain its operations until it can achieve profitability, if ever.

      The combined Company's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances and its ability to realize the full potential of its technology in development. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the combined Company does obtain will be sufficient to meet the combined Company's needs in the short and long term. Through September 30, 2003, a significant portion of the Company's financing has been through private placements of common stock and warrants and debt financing. Until and unless the combined Company's operations generate significant revenues, the combined Company will attempt to continue to fund operations from cash on hand and through the sources of capital previously described.

      As described in Note 10, on November 7, 2003, the Company completed a private placement of 1,000,000 shares of its newly-designated Series A Convertible Preferred Stock at a price of $10 per share, resulting in gross proceeds to the Company of $10,000,000. Each share of Series A Convertible Preferred Stock is convertible at the holder's election into shares of the company's common stock at a conversion price of $1.10 per share. The conversion price of the Series A Convertible Preferred Stock was less than the market value of the Company's common stock on November 7, 2003. Accordingly, the Company will

                MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
                          (A Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2003

record a charge for the beneficial conversion feature associated with the convertible preferred stock. Such charge is anticipated to approximate $418,000.

      The Company's common stock is quoted on the Over-the-Counter Bulletin Board (the "OTCBB") under the ticker symbol "MHTT.OB." This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of the Company. This may result in lower prices for shares of the Company's common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for the common stock.

      On July 25, 2003, the Board of Directors adopted a resolution authorizing an amendment to the certificate of incorporation providing for a 1-for-5 combination. A resolution approving the 1-for-5 combination was thereafter consented to in writing by holders of a majority of the Company's outstanding common stock. The proposed 1-for-5 combination became effective on September 25, 2003. Accordingly, all share and per share information in these unaudited condensed consolidated financial statements has been restated to retroactively reflect the 1-for-5 combination.

(3)   COMPUTATION OF NET LOSS PER COMMON SHARE

      Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share equals basic net loss per common share, since common stock potentially issuable from the exercise or conversion of stock options, stock warrants, stock subscriptions and convertible preferred stock would have an anti dilutive effect because the Company incurred a net loss during each period presented. The potentially dilutive shares of common stock from stock options, stock warrants, stock subscriptions, and convertible preferred stock, which have not been included in the diluted calculations since their effect is antidilutive, was 4,111,935 as of September 30, 2003.

(4)   ISSUANCE OF STOCK, STOCK OPTIONS AND WARRANTS

      On February 24, 2003, the Company granted employees options to purchase an aggregate of 876,090 shares of common stock outside of the Company's 1995 Stock Option Plan. An aggregate of 584,060 shares subject to these options vest on the first anniversary of the grant date and the remaining 292,030 shares subject to these options vest in two equal installments on each of the first and second anniversaries of the grant date, provided the optionee continues in service. The options were granted at the market price on the day of issuance and are exercisable for a period of ten years regardless of whether the grantee continues to be employed by the Company.

      The Company uses the intrinsic value method of accounting for stock options pursuant to the provisions of APB Opinion No. 25. Had compensation costs been determined in accordance with the fair value method prescribed by SFAS No. 123 for all options issued to employees, the Company's net loss applicable to common shares and net loss per common share (basic and diluted) for plan options would have been increased to the pro forma amounts indicated below. There were no options granted during the third quarter of 2003. There were no options granted or outstanding in the 2002 periods.

                MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
                          (A Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2003

                                                     Three             Nine
                                                  months ended     months ended
                                                  September 30,    September 30,
                                                      2003              2003
                                                  ------------     -------------
Net loss, as reported                             $(3,253,027)      $(4,451,290)
Deduct: Total stock-based employee
        compensation expense determined
        under fair value method                       (74,763)         (228,210)
                                                  -----------       -----------
Net loss, pro forma                               $(3,327,790)      $(4,679,500)
                                                  ===========       ===========
Net loss per common share - basic
    As reported                                   $     (0.14)      $     (0.20)
    Pro forma                                           (0.14)            (0.21)

(5)   PRIVATE PLACEMENT OF COMMON SHARES

      During 2002, the Company's subsidiary, Manhattan Research Development, Inc. (Manhattan Research) commenced a private placement and sold 239,450 shares of common stock at $8 ($0.63 post merger) per share and received proceeds of $1,704,318, net of expenses of $211,281. These shares converted into 3,043,332 shares of the Company's common stock when the Company completed the reverse acquisition of Manhattan Research as described below. In addition, each investor received warrants equal to 10% of the number of shares of common stock purchased and, accordingly, Manhattan Research issued warrants to purchase 23,945 shares of common stock in 2002 in connection with the private placement. Upon the merger, these converted into warrants to purchase 304,333 shares of the Company's common stock. Each warrant had an exercise price of $8 per share, which post merger converted to approximately $0.63. These warrants expire in 2007.

      During January and February 2003, Manhattan Research sold an additional 104,000 shares of common stock at $8 ($0.63, post merger) per share and warrants to purchase 10,400 shares of common stock exercisable at $8 ($0.63 post merger) through the private placement and received net proceeds of $743,691. These shares converted into 1,321,806 shares of the Company's common stock when the Company completed its reverse acquisition of Manhattan Research. The warrants to purchase 10,400 shares of common stock converted into warrants to purchase 132,181 common shares of the combined Company.

      In addition, in connection with the private placement, Manhattan Research issued to Joseph Stevens & Co., Inc., a NASD-member broker-dealer, warrants to purchase 130,511 shares of its common stock that are exercisable at $8 ($0.63 post merger) per share and expire in 2008. Upon the merger, these warrants converted into warrants to purchase 1,658,753 shares of common stock of the combined Company.

                MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
                          (A Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2003

(6)   MERGER

      On February 21, 2003, the Company (formerly known as "Atlantic Technology Ventures, Inc.") completed a reverse acquisition of privately held Manhattan Research Development, Inc. (formerly Manhattan Pharmaceuticals, Inc.), a Delaware corporation. The merger was effected pursuant to an Agreement and Plan of Merger dated December 17, 2002 (the "Merger Agreement") by and among the Company, Manhattan Research and Manhattan Pharmaceuticals Acquisition Corp, the Company's wholly owned subsidiary ("MPAC"). In accordance with the terms of the Merger Agreement, MPAC merged with and into Manhattan Research, with Manhattan Research remaining as the surviving corporation and a wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, upon the effective time of the merger, the outstanding shares of common stock of Manhattan Research automatically converted into an aggregate of 18,689,917 shares of the Company's common stock, which represented 80 percent of the Company's outstanding voting stock after giving effect to the merger. In addition, immediately prior to the merger Manhattan Research had outstanding options and warrants to purchase an aggregate of 172,856 shares of its common stock, which, in accordance with the terms of the merger, automatically converted into options and warrants to purchase an aggregate of 2,196,944 shares of the Company's common stock. Since the stockholders of Manhattan Research received the majority of the voting shares of the Company, the merger was accounted for as a reverse acquisition whereby Manhattan Research was the accounting acquirer (legal acquiree) and the Company was the accounting acquiree (legal acquirer). Based on the five-day average price of the Company's common stock of $0.50 per share, the purchase price approximated $2,336,000, plus approximately $33,000 of acquisition costs, which represents 20 percent of the market value of the combined Company's post-merger total outstanding shares of 23,362,396. In connection with the merger, the Company changed its name from "Atlantic Technology Ventures, Inc." to "Manhattan Pharmaceuticals, Inc." At the time of the merger, Manhattan Research recognized patents and licenses for substantially all of the purchase price. A formal purchase price allocation was completed in the third quarter of 2003 and did not result in changes to the initial estimate. As a result of acquiring Manhattan Research, the Company received new technologies.

      A summary of the purchase price allocation is as follows:

                MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
                          (A Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2003

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

Excess purchase price (allocated to
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
                                                                    ===========

      The following pro forma financial information presents the combined results of operations of Manhattan Pharmaceuticals and Manhattan Research as if the acquisition had occurred as of January 1, 2003 and 2002, after giving effect to certain adjustments, including the issuance of Manhattan Pharmaceuticals common stock as part of the purchase price. For the purpose of this pro forma presentation, both Manhattan Pharmaceuticals' and Manhattan Research's financial information is presented for the three and nine months ended September 30, 2003 and 2002, respectively. The pro forma condensed consolidated financial information does not necessarily reflect the results of operations that would have occurred had Manhattan Pharmaceuticals and Manhattan Research been a single entity during such periods.

                                                                 Nine months ended
                                   Three months ended              September 30,
                                      September 30,       -------------------------------
                                           2002               2003               2002
                                      -------------       ------------       ------------
Revenues                               $         --       $         --       $         --
Net loss                               $ (1,019,353)      $ (4,650,838)      $ (2,315,120)
Weighted-average shares of common
    stock outstanding: Basic             12,709,676         22,150,857         12,709,676

Basic net loss per common share        $      (0.08)      $      (0.21)      $      (0.18)

                MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
                          (A Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2003

(7)   LICENSE AND DEVELOPMENT AGREEMENT

      In April 2003, the Company entered into a license and development agreement with NovaDel Pharma, Inc. ("NovaDel"), under which the Company received certain worldwide, exclusive rights to develop and commercialize products related to NovaDel's proprietary lingual spray technology for delivering propofol for pre-procedural sedation. Under the terms of this agreement, the Company agreed to use its commercially reasonable efforts to develop and commercialize the licensed products, to obtain necessary regulatory approvals and to thereafter exploit the licensed products. The agreement also provides that NovaDel will undertake to perform, at the Company's expense, a substantial portion of the development activities, including without limitation, preparation and filing of various applications with applicable regulatory authorities.

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

      NovaDel may terminate the agreement (i) upon 10 days' notice if the Company fails to make any required milestone or royalty payments, (ii) if the Company fails to obtain financing of at least $5,000,000 by March 31, 2004 (see
Note 10), or (iii) if the Company becomes bankrupt or if a petition in bankruptcy or insolvency is filed and not dismissed within 60 days or if the Company becomes subject to a receiver or trustee for the benefit of creditors. Each party may terminate the agreement upon 30 days' written notice and an opportunity to cure in the event the other party committed a material breach or default. The Company may also terminate the agreement for any reason upon 90 days' notice to NovaDel.

(8)   ASSET SALE

      On August 22, 2003, the Company sold all of its remaining rights to the CT-3 technology to Indevus Pharmaceuticals, Inc. ("Indevus"), the Company's licensee for aggregate consideration of approximately $559,000. The purchase price was paid through a combination of cash and shares of Indevus' common stock. On the same date, the Company settled its arbitration with Dr. Sumner Burstein, the inventor of the CT-3 technology, which includes a complete mutual release from all claims that either

                MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
                          (A Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2003

party had against the other. As a result of the sale of the Company's rights to the CT-3 technology to Indevus, the Company recorded a one-time charge of $1,213,878 in the quarter ended September 30, 2003.

      In addition, on August 8, 2003, Bausch & Lomb informed the Company that it had elected not to pursue its development of the Avantix technology effective August 11, 2003. According to the terms of Company's agreement with Bausch & Lomb, the Company may re-acquire the technology from Bausch & Lomb and sell or re-license the technology to a third party. The price to re-acquire the technology from Bausch & Lomb is 50 percent of the proceeds from a third party sale to a maximum of $3 million. The Company has no further obligation under the agreement. As a result of Bausch & Lomb's decision not to develop the Avantix technology, the Company recorded a one-time charge of $1,248,230 in the quarter ended September 30, 2003 for the impairment of the related intangible asset.

(9)   REVERSE STOCK SPLIT

      On July 25, 2003, the Board of Directors adopted a resolution authorizing an amendment to the certificate of incorporation providing for a 1-for-5 combination. A resolution approving the 1-for-5 combination was thereafter consented to in writing by holders of a majority of the Company's outstanding common stock. The proposed 1-for-5 combination became effective on September 25, 2003. Accordingly, all share and per share information in these unaudited condensed consolidated financial statements has been restated to retroactively reflect the 1-for-5 combination.

(10)  SUBSEQUENT EVENTS

      On November 7, 2003, the Company completed a private placement of 1,000,000 shares of its newly-designated Series A Convertible Preferred Stock at a price of $10 per share, resulting in gross proceeds to the Company of $10,000,000. Each share of Series A Convertible Preferred Stock is convertible at the holder's election into shares of the company's common stock at a conversion price of $1.10 per share. The conversion price of the Series A Convertible Preferred Stock was less than the market value of the Company's common stock on November 7, 2003. Accordingly, the Company will record a charge for the beneficial conversion feature associated with the convertible preferred stock. Such charge is anticipated to approximate $418,000.

      The proceeds from the private placement will be used to fund clinical and non-clinical research and development, working capital and general corporate purposes. Maxim Group, LLC of New York, together with Paramount Capital, Inc., acted as the placement agent in connection with the private placement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      You should read the following discussion of our results of operations and financial condition in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2002 and the Form 8-K/A of Manhattan Pharmaceuticals, Inc. filed on May 9, 2003 containing the financial statements of Manhattan Research Development, Inc. This discussion includes "forward-looking" statements that reflect our current views with respect to future events and financial performance. We use words such as we "expect," "anticipate," "believe," and "intend" and similar expressions to identify forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, particularly those risks identified in the "Risk Factors" section of our most recent Annual Report on Form 10-KSB, and should not unduly rely on these forward looking statements. All share and per share information in this discussion has been adjusted for a 1-for-5 combination effective September 25, 2003.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2003 VS. 2002

      During the quarters ended September 30, 2003 and 2002, we had no revenue. We do not expect to have significant revenues relating to our technologies within the next twelve months.

      For the quarter ended September 30, 2003, research and development expense was $377,820 as compared to $172,719 for the third quarter of 2002. The increase of $205,001 is due primarily to an acceleration of pre-clinical development of our Oleoyl-estrone drug and to the pre-clinical development of our Propofol Lingual Spray, which was licensed in 2003.

      For the quarter ended September 30, 2003, general and administrative expense was $412,730 as compared to $148,144 for the quarter ended September 30, 2002. The increase of $264,586 is due primarily to expenses associated with hiring full-time employees and consultants of approximately $68,000 and $56,000, respectively. In addition, we had increases in legal and accounting fees of approximately $45,000 as a result, in part, of becoming subject to the reporting obligations under the Securities Exchange Act of 1934, as amended (the "Exchange Act") in February 2003. Insurance expense increased by approximately $42,000 and other expenses increased by $14,000. Finally, in 2003, we had amortization of intangible assets of approximately $40,000.

      Net loss for the quarter ended September 30, 2003, was $3,253,027 as compared to $327,162 for the quarter ended September 30, 2002. This increase in net loss is attributable primarily to a loss on the disposition of intangible assets as a result of our sale of our remaining rights to CT-3 to Indevus Pharmaceuticals, Inc. of $1,213,878 as well as an impairment of intangible assets of $1,248,230 as a result of a decision by Bausch & Lomb not to pursue the Avantix cataract removal technology. In addition we had an increase in general and administrative expenses of $264,586 primarily as a result of our hiring employees and management and becoming a public company and an increase in research and development expenses of $205,101.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003 VS. 2002

      During the nine months ended September 30, 2003 and 2002, we had no revenue.

      For the nine months ended September 30, 2003, research and development expense was $734,351 as compared to $624,971 for the nine months ended September 30, 2002. The increase of $109,380 is due primarily to an acceleration of pre-clinical development of our Oleoyl-estrone drug and to the pre-clinical development of our Propofol Lingual Spray, which was licensed in 2003 resulting in an increase of associated expenses of approximately $149,000. This increase is partially offset by the fact that we paid license fees of $175,000 to Oleoyl-estrone Developments, Inc (OED) in 2002 but paid only $125,000 of license fees to NovaDel Pharma, Inc. in 2003. We also had an increase in patent related fees over the prior year of approximately $10,000.

      For the nine months ended September 30, 2003, general and administrative expense was $1,255,446 as compared to $198,485 for the nine months ended September 30, 2002. The increase of $1,056,961 is due primarily to expenses associated with hiring full time employees and consultants of approximately $296,000 and $199,000, respectively. In addition, we had increases in legal and accounting fees of approximately $193,000 associated with the Company becoming subject to the reporting obligations under the Exchange Act upon completion of the Atlantic Technology Ventures, Inc. - Manhattan Research Development Corp. merger in February 2003. Rent, directors fees, insurance and other expenses increased by approximately $36,000, $34,000, $108,000 and $46,000, respectively. Finally, in 2003, we had amortization of intangible assets of approximately $145,000.

      Net loss for the nine months ended September 30, 2003, was $4,451,290 as compared to $835,569 for the nine months ended September 30, 2002. This increase in net loss is attributable primarily to a loss on the disposition of intangible assets as a result of our sale of our remaining rights to CT-3 to Indevus Pharmaceuticals, Inc. of $1,213,878 as well as an impairment of intangible assets of $1,248,230 as a result of a decision by Bausch & Lomb not to pursue the Avantix cataract removal technology. In addition, we had an increase in general and administrative expenses of $1,056,961 primarily as a result of our hiring employees and management and becoming a public company and an increase in research and development expenses of $109,380.

LIQUIDITY AND CAPITAL RESOURCES

      From inception to September 30, 2003, we incurred an accumulated deficit of $5,545,406, and we expect to continue to incur additional losses through the year ending September 30, 2004 and for the foreseeable future. This loss has been incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

      During 2002, our subsidiary, Manhattan Research Development, Inc. (Manhattan Research) commenced a private placement and sold 239,450 shares of common stock at $8 ($0.63 post merger) per share and received proceeds of $1,704,318, net of expenses of $211,181. These shares converted into 3,043,332 shares of our common stock when we completed a reverse acquisition of Manhattan Research as described below. In addition, each investor received warrants equal to 10% of the number of shares of common stock purchased and, accordingly, Manhattan Research issued warrants to purchase 23,945 shares of common stock in 2002 in connection with the private placement. Upon the merger, these converted into warrants to purchase 304,333 shares of our common stock. Each warrant had an exercise price of $8 per share, which post merger converted to $0.63. These warrants expire in 2007.

      During January and February 2003, Manhattan Research sold an additional 104,000 shares of common stock at $8 ($0.63, post merger) per share and warrants to purchase 10,400 shares of common stock exercisable at $8 ($0.63 post merger) through the private placement and received net proceeds of $743,691. These shares converted into 1,321,806 shares of our common stock when we completed our reverse acquisition of Manhattan Research. The warrants to purchase 10,400 shares of common stock converted into warrants to purchase 132,181 common shares of the combined Company.

      In addition, in connection with the private placement, Manhattan Research issued to Joseph Stevens & Co., Inc., a NASD-member broker-dealer, warrants to purchase 130,511 shares of its common stock that are exercisable at $8 ($0.63 post merger) per share and expire in 2008. Upon the merger, these warrants converted into warrants to purchase 1,658,753 shares of common stock of the combined Company.

      We have financed our operations since inception primarily through equity and debt financing and our licensing of CT-3 to Indevus. During the nine months ended September 30, 2003, we had a net decrease in cash and cash equivalents of $1,619,009. This decrease primarily resulted from net cash used in operating activities for the nine months ended September 30, 2003 of $1,736,285. Total cash resources as of September 30, 2003 were $102,114 compared to $1,721,123 at December 31, 2002.

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

      Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that the combined Company does obtain will be sufficient to meet the combined Company's needs in the long term. Through September 30, 2003, a significant portion of our financing has been through private placements of common stock and warrants and debt financing. Unless our operations generate significant revenues, we will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Management believes that we will continue to incur net losses through at least September 30, 2004. Based on our current resources, we will need additional equity or debt financing or we will need to generate revenues through licensing our products or entering into strategic alliances to be able to sustain our operations until we can achieve profitability, if ever.

      On November 7, 2003, we completed a private placement of 1,000,000 shares of our newly-designated Series A Convertible Preferred Stock at a price of $10 per share, resulting in gross proceeds to us of $10,000,000. Each share of Series A Convertible Preferred Stock is convertible at the holder's election into shares of our common stock at a conversion price of $1.10 per share. The conversion price of the Series A Convertible Preferred Stock was less than the market value of our common stock on November 7, 2003. Accordingly, we will record a charge for the beneficial conversion feature associated with the convertible preferred stock. Such charge is anticipated to approximate $418,000.

      On February 21, 2003, we completed a reverse acquisition of privately held Manhattan Research Development, Inc., (formerly Manhattan Pharmaceuticals, Inc.) (Manhattan Research) a Delaware corporation. The merger was effected pursuant to an Agreement and Plan of Merger dated December 17,

2002 (the "Merger Agreement") by and among the Company, Manhattan Research and Manhattan Pharmaceuticals Acquisition Corp, the Company's wholly owned subsidiary ("MPAC"). In accordance with the terms of the Merger Agreement, MPAC merged with and into Manhattan Research, with Manhattan Research remaining as the surviving corporation and our wholly owned subsidiary. Pursuant to the Merger Agreement, upon the effective time of the merger, the outstanding shares of common stock of Manhattan Research automatically converted into an aggregate of 18,689,917 shares of our common stock, which represented 80 percent of our outstanding voting stock after giving effect to the merger. In addition, immediately prior to the merger Manhattan Research had outstanding options and warrants to purchase an aggregate of 172,856 shares of its common stock, which, in accordance with the terms of the merger, automatically converted into options and warrants to purchase an aggregate of 2,196,944 shares of our common stock. Since the stockholders of Manhattan Research received the majority of our voting shares, the merger was being accounted for as a reverse acquisition whereby Manhattan Research was the accounting acquirer (legal acquiree) and we were the accounting acquiree (legal acquirer). Based on the five-day average price of our common stock of $0.50 per share, the purchase price approximated $2,336,000 plus approximately $33,000 of acquisition costs, which represents 20 percent of the market value of the combined Company's post-merger total outstanding shares of 23,362,396. In connection with the merger, we changed our name from "Atlantic Technology Ventures, Inc." to "Manhattan Pharmaceuticals, Inc." At the time of the merger, Manhattan Research recognized patents and licenses for substantially all of the purchase price. As a result of acquiring Manhattan Research, the Company received new technologies. A formal purchase price allocation was completed in the third quarter of 2003.

      In April 2003, we entered into a license and development agreement with NovaDel Pharma, Inc. ("NovaDel"), under which we received certain worldwide, exclusive rights to develop and commercialize products related to NovaDel's proprietary lingual spray technology for delivering propofol for pre-procedural sedation. Under the terms of this agreement, we agreed to use our commercially reasonable efforts to develop and commercialize the licensed products, to obtain necessary regulatory approvals and to thereafter exploit the licensed products. The agreement also provides that NovaDel will undertake to perform, at our expense, a substantial portion of the development activities, including without limitation, preparation and filing of various applications with applicable regulatory authorities.

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

      NovaDel may terminate the agreement (i) upon 10 days' notice if we fail to make any required milestone or royalty payments, (ii) if we fail to obtain financing of at least $5,000,000 by March

31, 2004 (see above), or (iii) if we become bankrupt or if a petition in bankruptcy or insolvency is filed and not dismissed within 60 days or if we become subject to a receiver or trustee for the benefit of creditors. Each party may terminate the agreement upon 30 days' written notice and an opportunity to cure in the event the other party committed a material breach or default. We may also terminate the agreement for any reason upon 90 days' notice to NovaDel.

      Our common stock is quoted on the OTC Bulletin Board under the symbol "MHTT.OB". This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us. This may result in lower prices for shares of our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for shares of our common stock.

CRITICAL ACCOUNTING POLICIES

      In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in our previously filed Annual Report on Form 10-KSB for the year ended December 31, 2002; however, we believe that none of them is considered to be critical.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity." SFAS No. 146 requires that liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our consolidated financial statements.

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

Item 3. Controls and Procedures

      As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our chief executive and chief financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. During the quarter ended September 30, 2003, there have been no significant changes in our internal controls over financial reporting or in other factors, which have significantly affected, or are reasonably likely to significantly affect, our internal controls over financial reporting subsequent to such evaluation.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      In connection with the sale of the Company's rights to the CT-3 technology, on August 22, 2003, the Company settled its arbitration proceeding with Dr. Sumner Burstein, the inventor of the CT-3 technology. The terms of the settlement included a complete mutual release from all claims that either party had against the other. The Company is not a party to any other material legal proceedings and is not aware of any threatened litigation that would have a material adverse effect on its business.

Item 4. Submission of Matters to a Vote of Security Holders.

      In August 2003, the Company obtained the written consent of holders of 13,216,694 shares of our common stock approving an amendment to our certificate of incorporation that effected a combination of our common stock on a 1-for-5 basis. In accordance with the Company's bylaws and the General Corporation Law of Delaware, the Company did not hold a meeting of stockholders with respect to this action. The action taken by such written consent was described in more detail in the Company's Notice of Action to be Taken by Written Consent of Stockholders in Lieu of a Special Meeting and Information Statement, which was mailed to the Company's stockholders and filed with the Securities and Exchange Commission on August 28, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit No.  Description
-----------  -----------

3.1          Certificate of Incorporation, as amended through September 25,
             2003.

31.1         Certification of Chief Executive Officer

31.2         Certification of Chief Financial Officer

32.1 Certifications of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      On August 15, 2003, we filed a Current Report on Form 8-K disclosing under
Item 5 thereof a notice in accordance with Rule 135c under the Securities Act of 1933. On September 23, 2003, we filed a Current Report on Form 8-K disclosing
(i) our sale of the CT-3 technology to Indevus Pharmaceuticals, Inc., (ii) the resolution of our arbitration proceeding with Dr. Sumner Burstein, and (iii) Bausch & Lomb, Inc.'s decision not to pursue the development of our Avantix technology.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MANHATTAN PHARMACEUTICALS, INC.


Date: November 14, 2003                 By: /s/ Leonard Firestone
                                           -------------------------------------
                                           Leonard Firestone
                                           President and Chief Executive Officer


Date: November 14, 2003                 By: /s/ Nicholas J. Rossettos
                                           -------------------------------------
                                           Nicholas J. Rossettos
                                           Chief Financial Officer and
                                           Chief Operating Officer

                                  Exhibit Index

Exhibit No.  Description
-----------  -----------

3.1          Certificate of Incorporation, as amended through September 25,
             2003.

31.1         Certification of Chief Executive Officer

31.2         Certification of Chief Financial Officer

32.1 Certifications of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.