Form 10QSB/A
period 2003-03-31
MANHATTAN PHARMACEUTICALS INC
filed 2004-03-12
CIK 1001316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               AMENDMENT NO. 2 TO

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 11, 2004, there were 26,731,033 shares of the issuer's common stock, $.001 par value, outstanding.

                                INTRODUCTORY NOTE

         This Amendment No. 2 to the Quarterly Report on Form 10-QSB (the "10-QSB/A") for Manhattan Pharmaceuticals, Inc. (the "Company") for the quarter ended March 31, 2003, as originally filed with the Securities and Exchange Commission ("SEC") on May 15, 2003, is being filed solely for the purpose of amending Exhibit 10.6 thereto and correcting the exhibit index accordingly. The amendment to Exhibit 10.6 is based upon the SEC's review of the Company's confidentiality treatment request previously filed with respect to such exhibit.

         This 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB or Amendment No. 1 thereto filed on August 11, 2003, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth above. The filing of this Form 10-QSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

  Exhibit No.     Description
  ----------      -----------

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

     10.6 License Agreement dated on or about February 28, 2002 between Manhattan Research Development, Inc. (f/k/a Manhattan Pharmaceuticals, Inc.) and Oleoyl-Estrone Developments SL.**

     99.1         Certifications of Chief Executive and Chief Financial
                  Officer.*
------------------
*     As previously filed.

**    Filed herewith.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MANHATTAN PHARMACEUTICALS, INC.


Date: March 11, 2004             By: /s/  Leonard Firestone
                                   ---------------------------------------------
                                          Leonard Firestone
                                          President and Chief Executive Officer


Date: March 11, 2004             By: /s/  Nicholas J. Rossettos
                                   ---------------------------------------------
                                          Nicholas J. Rossettos
                                          Chief Financial Officer

                                  EXHIBIT INDEX

  Exhibit No.     Description
  ----------      -----------

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

     10.6 License Agreement dated on or about February 28, 2002 between Manhattan Research Development, Inc. (f/k/a Manhattan Pharmaceuticals, Inc.) and Oleoyl-Estrone Developments SL.**

     99.1         Certifications of Chief Executive and Chief Financial
                  Officer.*
------------------
*     As previously filed.

**    Filed herewith.