Form 10QSB/A
period 2003-06-30
MANHATTAN PHARMACEUTICALS INC
filed 2004-03-12
CIK 1001316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               AMENDMENT NO. 1 TO

                                  FORM 10-QSB/A

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of March 11, 2004, there were 26,731,033 shares of the issuer's common stock, $.01 par value, outstanding.

                                INTRODUCTORY NOTE

         This Amendment No. 1 to the Quarterly Report on Form 10-QSB (the "10-QSB/A") for Manhattan Pharmaceuticals, Inc. (the "Company") for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission ("SEC") on August 14, 2003, is being filed solely for the purpose of amending
Exhibit 10.1 thereto and correcting the exhibit index accordingly. The amendment to Exhibit 10.1 is based upon the SEC's review of the Company's confidentiality treatment request previously filed with respect to such exhibit.

         This 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth above. The filing of this Form 10-QSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit No.       Description
-----------       -----------
     10.1         License Agreement dated April 4, 2003 between the Registrant and NovaDel Pharma,
                  Inc.**

     31.1         Certification of Chief Executive Officer.*

     31.2         Certification of Chief Financial Officer.*

     32.1         Certifications  of Chief Executive and Chief Financial Officer pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002.*

------------------
*     As previously filed.

** Filed herewith. Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

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

                                        MANHATTAN PHARMACEUTICALS, INC.


Date: March 11, 2004                    By: /s/ Leonard Firestone
                                           -------------------------------------
                                           Leonard Firestone
                                           President and Chief Executive Officer


Date: March 11, 2004                    By: /s/ Nicholas J. Rossettos
                                           -------------------------------------
                                           Nicholas J. Rossettos
                                           Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
     10.1         License Agreement dated April 4, 2003 between the Registrant and NovaDel Pharma,
                  Inc.**

     31.1         Certification of Chief Executive Officer.*

     31.2         Certification of Chief Financial Officer.*

     32.1         Certifications  of Chief Executive and Chief Financial Officer pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002.*

------------------
*     As previously filed.

** Filed herewith. Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.