Form 10KSB
period 2003-12-31
MANHATTAN PHARMACEUTICALS INC
filed 2004-03-30
CIK 1001316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___to___

                         Commission File Number 0-27282
                         ------------------------------

                         MANHATTAN PHARMACEUTICALS, INC.
               --------------------------------------------------
               (Exact name of issuer as specified in its charter)

           Delaware                                      36-3898269
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


787 Seventh Avenue, 48th Floor, New York, New York               10019
--------------------------------------------------             ----------
    (Address of Principal Executive Offices)                   (Zip Code)

                                 (212) 554-4525
                           ---------------------------
                           (Issuer's telephone number)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

                                      None

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

Units, each unit consisting of one share of Common Stock and one Redeemable Warrant Common Stock, par value $.001 per share Redeemable Warrants

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  __X__   No _____

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2003 were $0.

As of March 26, 2004 there were 26,731,033 outstanding shares of common stock, par value $.001 per share.

The aggregate market value of the voting common stock of the issuer held by non-affiliates of the issuer on March 26, 2003 based on the closing price of the common stock as quoted by the NASD Over-the-Counter Bulletin Board on such date was $23,704,868.

Transitional Small Business Disclosure Format: Yes_____   No __X__

                                TABLE OF CONTENTS

                                                                                     PAGE
PART I
Item 1            Description of Business..............................................1
Item 2            Legal Proceedings....................................................18
Item 3            Description of Property..............................................18
Item 4            Submission of Matters to a Vote of Security Holders..................18
PART II
Item 5            Market for Common Equity and Related Stockholder Matters.............18
Item 6            Management's Discussion and Analysis of Financial Condition
                  and Results of Operations or Plan of Operations......................20
Item 7            Consolidated Financial Statements....................................26
Item 8            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................27
Item 8A           Controls and Procedures..............................................28
PART III
Item 9            Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section .............................................29
                  16(a) of the Exchange Act..............................................
Item 10           Executive Compensation...............................................31
Item 11           Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matter ...........................34
Item 12           Certain Relationships and Related Transactions.......................37
Item 13           Exhibit List and Reports on Form 8-K.................................38
Item 14           Principal Accountant Fees and Services...............................42
                  Index to Consolidated Financial Statements..........................F-1

References to the "Company," the "Registrant," "we," "us," or "our" or in this Annual Report on Form 10-KSB refer to Manhattan Pharmaceuticals, Inc., a Delaware corporation, and our consolidated subsidiaries, together taken as a whole, unless the context indicates otherwise.

                           FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-KSB contains statements that are not historical but are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. In particular, the "Risk Factors" section following Item 1 and the "Management's Discussion and Analysis of Financial Condition and Results of Operations"
section in Item 6 of this annual report include forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we "expect," "anticipate," "believe," and "intend" and similar expressions to identify forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, particularly those risks identified in the subsection entitled "Risk Factors" following Item 1 in this Annual Report, and should not unduly rely on these forward looking statements.

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

OVERVIEW

      We are engaged in the business of developing and commercializing biomedical and pharmaceutical technologies. We aim to acquire proprietary rights to these technologies, by license or acquiring an ownership interest, fund their research and development and eventually bring the technologies to market. We do not have any drugs or other products available for sale, but we are currently researching and developing two biomedical technologies:

      o Oleoyl-estrone, an orally administered hormone attached to a fatty-acid that has been shown to cause significant weight loss in preclinical animal studies regardless of dietary modifications; and

      o Lingual spray propofol, a proprietary lingual spray technology to deliver propofol for pre-procedural sedation prior to diagnostic, therapeutic or endoscopic procedures.

To date, we have not commenced clinical testing of either of our product candidates and neither product candidate has received marketing approval of the Federal Drug Administration ("FDA"). Further, we have not received any commercial revenues to date. Although we are primarily focused on developing these technologies, we continue to seek to acquire proprietary rights to other biomedical and pharmaceutical technologies, by licensing or acquiring an ownership interest, funding their research and development and bringing the technologies to market.

      Our company resulted from the February 21, 2003 reverse merger between Atlantic Technology Ventures, Inc., which was incorporated on May 18, 1993, and privately-held Manhattan Research Development, Inc., incorporated on August 6, 2001. We are incorporated in the State of Delaware. In connection with the merger, the former stockholders of Manhattan Research received a number of shares of Atlantic's common stock so that following the merger they collectively owned 80 percent of the outstanding shares. Upon completion of the merger, Atlantic changed its name to Manhattan Pharmaceuticals, Inc. and thereafter adopted the business of Manhattan Research Development.

      We were incorporated originally under the name "Atlantic Pharmaceuticals, Inc." and in March 2000, we changed our name to "Atlantic Technology Ventures, Inc." On February 21, 2003, we completed a "reverse" acquisition of privately-held Manhattan Research Development, Inc. (formerly known as Manhattan Pharmaceuticals, Inc.), a Delaware corporation. To effect this transaction, Manhattan Pharmaceuticals Acquisition Corp., a wholly-owned subsidiary of Atlantic Technology Ventures, merged with and into Manhattan Research Development, with Manhattan Research Development surviving as a wholly owned subsidiary of Atlantic Technology Ventures. In accordance with the terms of the merger, the outstanding shares of common stock of Manhattan Research Development automatically converted into an aggregate of approximately 80 percent of the outstanding common stock of Atlantic Technology Ventures (after giving effect to the transaction). While in connection with the merger, Atlantic Technology Ventures changed its name to "Manhattan Pharmaceuticals, Inc.", for accounting purposes, Manhattan Research Development was treated as the acquiring company. Accordingly, when we refer to our business or financial information for periods prior to the merger, we are referring to the business and financial information of Manhattan Research Development, unless the context indicates otherwise.

OLEOYL-ESTRONE

      Oleoyl-estrone, a hormone modified by an attachment to a fatty acid, is an orally administered small molecule that has been shown to cause significant weight loss in preclinical animal studies regardless of dietary modifications. We believe that oleoyl-estrone causes weight loss in two ways. First, we believe oleoyl-estrone has an effect on the hypothalamus. It is believed that one's body weight is regulated by the hypothalamus in a manner similar to the way in which a thermostat regulates a room's temperature. Preclinical studies suggest that oleoyl-estrone resets the brain, telling the body that a lower weight is normal. We believe that this signal then decreases appetite, which leads to weight loss that may be maintained even after oleoyl-estrone treatment is discontinued. Second, fat cells that have been treated with oleoyl-estrone appear to shrink in size, indicating that oleoyl-estrone has a local effect acting directly on cells. The apparent dual effect of oleoyl-estrone leads us to believe that the drug has the potential to cause weight loss in a variety of obese and overweight patients.

      Oleoyl-estrone was initially developed by researchers at the University of Barcelona ("UB") in Spain. Through a decade of research, scientists of the Nitrogen-Obesity Research Group at UB noted that hormones that effect metabolism play a significant role in body weight regulation. At the same time, the obesity research community suggested that weight is regulated by the ponderostat, a central mechanism in the hypothalamus of the brain believed to set the point of ideal weight. Researchers at UB believe that a hormone controls the ponderostat, raising or lowering body weight by changing the central set point for the entire body.

      After examining the available work related to estrogens, changes in body weight and body fat percentage (such as during pregnancy), researchers at UB noted that estrone, an estrogen-like hormone, was elevated in the blood of both obese men and women. Initially thought to be a simple estrogen, UB researchers noticed that although estrone levels were elevated, very few obese men manifest the effects of elevated estrogen levels. Further testing revealed that oleoyl-estrone was the main form of estrone that existed in obese patients. The researchers suggested that when cells become filled with fat they produce oleoyl-estrone, signaling the brain to lose weight. They further suggested that fat cells in obese people do not produce sufficiently high levels of oleoyl-estrone to signal the ponderostat to suppress appetite and cause weight loss. Based on this concept, investigators at UB believed that they could induce weight loss by increasing levels of oleoyl-estrone in obese individuals. When oleoyl-estrone was given to rats, the rats lost weight in a dose-dependent manner, supporting the idea that oleoyl-estrone is a primary weight loss signal produced by fat cells. At the doses employed, no side effects were observed in the rats and, in female rats, uterine size remained unchanged, indicating that oleoyl-estrone did not act as an estrogen.

      Based on FDA's review of the Company's Pre IND information package for oleoyl-estrone, we have completed designing the balance of the preclinical program and begun to assemble the Investigational New Drug application.

      In the second half of the year we expect to file an IND for our oleoyl-estrone product candidate. Such prediction assumes that no unusual findings are made during the balance of the toxicology/pharmacology studies that will precede the IND filings. Following IND allowance, we intend to initiate a Phase I program in the United States.

      The Phase I studies for oleoyl-estrone will necessarily recruit subjects who are clinically obese in accordance with FDA guidelines. Such Phase I studies for oleoyl-estrone are expected to occur during calendar year 2005.

LINGUAL SPRAY PROPOFOL

      Pursuant to an April 2003 license agreement with NovaDel Pharma Inc. ("NovaDel"), we are developing NovaDel's proprietary lingual spray technology to deliver propofol for preprocedural sedation prior to diagnostic, therapeutic or endoscopic procedures. Propofol is currently delivered in an oily emulsion for intravenous infusion for induction and maintenance of general anesthesia or "monitored anesthesia care" in operating rooms, or deep sedation in intensive care units. Sales of midazolam in 1999 were reported to be in excess of $536 million annually. Propofol has previously not been available for dosing via a convenient route of administration for office-based and other ambulatory uses. Accordingly, we have filed a patent disclosure for the oral transmucosal method of use. We are preparing other patent applications related to Manhattan's novel formulation.

      We believe that delivering propofol via this proprietary delivery system provides many advantages over currently formulated sedatives. In addition to the convenience and ease of administration, we believe the lingual spray route will eliminate delayed onset and poor coordination of timing associated with administering oral sedatives, and allow for rapid clinical responses typical of intravenous delivery (i.e., less than 5 minutes). Lingual spray propofol is intended to allow patients to tolerate unpleasant procedures, by relieving anxiety and producing a pleasant, short-term amnesia. Particularly in children and adults unable to cooperate, mild sedation expedites the conduct of numerous ambulatory procedures that are not particularly painful, but which require the patient to remain still for the best technical result.

      Novadel's delivery systems (both patented and patent-pending) are lingual sprays, enabling drug absorption through the oral mucosa and more rapid absorption into the bloodstream than presently available oral delivery systems. NovaDel refers to its delivery system as Immediate-Immediate Release (I2RTM) because its delivery system is designed to provide therapeutic benefits within minutes of administration. We are working with NovaDel to develop, manufacture and commercialize the licensed product. For propofol lingual spray, the FDA has expressed support for our objective to pursue a bioequivalent strategy for development. We are planning Phase I studies to occur during the first half of 2005 following IND issuance. Pivotal Phase III trials will follow should bioequivalence be demonstrated.

      Although we have the sole right and obligation to develop and commercialize lingual spray propofol on a worldwide basis, NovaDel has undertaken to perform certain development activities on our behalf. NovaDel's responsibilities include formulation of development, formulation stability testing, formulation analytic method development and testing and manufacture of clinical trial material for the pre-clinical and early clinical development. We will oversee pre-clinical testing, as necessary, and have responsibility for overall product development and product management. In addition, we will design and oversee clinical trials and be responsible for regulatory filings and meetings. The license agreement provides that these development activities are to be performed under the supervision of a development committee, which is comprised of an equal number of appointees of us and NovaDel. Within 30 days of the end of each calendar quarter in which any agreed-upon development activities are to be performed, each of us and NovaDel are to provide a written progress report to the development committee, which should describe the activities that have been performed and evaluate the work performed in relation to the goals of the development plan and budget. Currently, a proprietary formulation has been prepared and is undergoing one, two, three and six month stability tests, as well as specification analysis. The license agreement also provides that NovaDel will manufacture and supply us with lingual spray propofol for use in clinical development and for commercial purposes pursuant to a manufacturing agreement to be entered into between us and NovaDel.

      Based on FDA's review of our Pre IND information package for propofol lingual spray, we have completed designing the abbreviated preclinical program, and accelerated clinical program, in accord with a "bioequivance" development pathway (505(b)2), and begun to assemble the Investigational New Drug application for propofol lingual spray. We expect to file an IND for propofol lingual spray in the second half of 2004, assuming that no unusual findings are made during the balance of the toxicology/pharmacology studies that will precede the filing of the IND. Following IND allowance, we intend to initiate a Phase I program in the United States. We expect the Phase I study will commence in 2005.

MARKET AND COMPETITION

      According to estimates, the market for prescription anti-obesity drugs is approximately $10 billion, or equal to that of diabetes. It is estimated that 61 percent of Americans are overweight and that 26 percent are obese. According to the National Institute of Health's estimate, direct costs for the treatment of obesity in 1988 were in excess of $45 billion and accounted for nearly 8 percent of the total national cost of health care in the United States. By 1999, direct costs for the treatment of obesity had reached $102.2 billion dollars. Meridia(R) and Xenical(R), two currently approved anti-obesity medications, together accounted for approximately $800 million in sales in 2001. We believe that the disease currently lacks a treatment that is safe and effective for most patient groups, and that oleoyl-estrone has the potential to meet the needs of this market.

      To date, Midazolam (now a generic), which is delivered both intravenously and orally, has dominated the preprocedural sedation market, posting sales of $536 million in 1999. However, serious adverse events are reported in midazolam's package insert, including respiratory depression, airway obstruction, oxygen desaturation, apnea and even respiratory arrest. In contrast, at the doses being developed by us, we believe that Propofol Lingual Spray may offer a safer, noninvasively administered alternative to midazolam. Propofol's rapid onset profile will allow clinicians to more accurately time its peak effects during procedures, as well as to determine the precise concentration needed for desired levels of sedation.

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

INTELLECTUAL PROPERTY AND LICENSE AGREEMENTS

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

      Oleoyl-estrone License Agreement

      Through Manhattan Research Development, our wholly-owned subsidiary, we currently have worldwide, exclusive license rights to the U.S. and foreign patents and patent applications set forth below pursuant to license agreements with Oleoyl-estrone Developments, SL, a Spanish corporation, regarding the use of oleoyl-estrone for the treatment of human disease:

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

      The U.S. and European patents have numerous, detailed, and specific claims for both the composition of oleoyl-estrone, and its method of use for weight loss. Our rights to these patents are subject to the terms of a February 2002 license agreement between us and Oleoyl-estrone Developments. The license agreement provides us with an exclusive, worldwide right to the intellectual property covered by the license agreement, including the right to grant sublicenses.

      In consideration for the license, we paid an initial license fee of $175,000 and the license agreement provide for aggregate further cash payments of $9,250,000, payable as follows: $250,000 payable upon treatment of the first patient in a Phase I clinical trial under an IND sponsored by us; $250,000 upon treatment of the first patient in a Phase II clinical trial; $750,000 upon the first successful completion of a Phase II clinical trial; $2,000,000 upon the first successful completion of a Phase III clinical trial; and $6,000,000 upon the first final approval of a New Drug Application ("NDA") for oleoyl-estrone by the FDA. The license agreement does not require us to make any royalty payments.

      Propofol

      Pursuant to the NovaDel license agreement, we have an exclusive, worldwide license to NovaDel's proprietary lingual spray technology to deliver propofol for preprocedural sedation prior to diagnostic, therapeutic or endoscopic procedures. Our rights under the NovaDel License include license rights to the following patents held by NovaDel:

      1. U.S. Patent No. 5,955,098, entitled "Buccal Non Polar Spray or Capsule." H.A. Dugger, III, Inventor. Application filed April 12, 1996. Patent issued September 21, 1999.

      2. U.S. Patent No. 6,110,486, entitled "Buccal Polar Spray or Capsule." H.A. Dugger, III, Inventor. Application filed November 25, 1998. Patent issued August 29, 2000.

      3. European Patent No. 0904055 entitled "Buccal, Non-Polar Spray or Capsule." H.A. Dugger, III, Inventor. Application filed, February 21, 1997. Patent issued April 16, 2003.

      In consideration for our rights under the NovaDel license agreement, we paid NovaDel an initial license fee of $500,000 upon the completion of our $10 million private placement of Series A Convertible Preferred Stock in November 2003. In addition, the license agreement requires us to make certain milestone payments as follows: $1,000,000 payable following the date that the first IND for lingual spray propofol is accepted for review by the FDA; $1,000,000 following the date that the first European Marketing Application is accepted for review by any European Union country; $2,000,000 following the date when the first filed NDA for lingual spray propofol is approved by the FDA; $2,000,000 following the date when the first filed European Marketing Application for lingual spray propofol is approved; $1,000,000 following the date on which an application for commercial approval of lingual spray propofol is approved by the appropriate regulatory authority in each of Australia, Canada, Japan and South Africa; and $50,000 following the date on which an application for commercial approval for lingual spray propofol is approved in any other country (other than the U.S. or a member of the European Union).

      In addition, we are obligated to pay NovaDel an annual royalty based on a fixed rate of net sales of licensed products, or if greater, the annual royalty is based on our net profits from the sale of licensed products of a rate that is twice the net sales rate.


MANUFACTURING

      We do not have any manufacturing capabilities. We have been in contact with several contract "Good Manufacturing Process" (GMP) manufacturers for the supply of both oleoyl-estrone and lingual spray propofol that will be necessary to conduct Phase I human clinical trials. A method has been identified for synthesizing oleoyl-estrone, and can be done through simple reactions that produce the substance at above 99 percent purity. We believe that the production of oleoyl-estrone will involve one contract manufacturer for clinical trials. Bids are being received from multiple providers, so that provider redundancy can be maintained during product launch.

GOVERNMENT REGULATION

      Regulation by government authorities in the United States and foreign countries is a significant factor in the research, development, manufacture, and marketing of oleoyl-estrone and lingual spray propofol. Oleoyl-estrone and any future product candidate will require regulatory approval before they can be commercialized. In particular, human therapeutic products are subject to rigorous preclinical and clinical trials and other premarket approval requirements by the FDA and foreign authorities. Many aspects of the structure and substance of the FDA and foreign pharmaceutical regulatory practices have been reformed during recent years, and continued reform is under consideration in a number of forums. The ultimate outcome and impact of such reforms and potential reforms cannot be reasonably predicted.

      Clinical trials are conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA. The phases of clinical studies may overlap. The designation of a clinical trial as being of a particular phase is not necessarily indicative that such a trial will be sufficient to satisfy the parameters of a particular phase, and a clinical trial may contain elements of more than one phase notwithstanding the designation of the trial as being of a particular phase. We cannot assure you that the results of preclinical studies or early stage clinical trials will predict long-term safety or efficacy of our compounds when they are tested or used more broadly in humans. Various federal and state statutes and regulations also govern or influence the research, manufacture, safety, labeling, storage, record keeping, marketing, transport, or other aspects of such products. The lengthy process of seeking these approvals and the compliance with applicable statutes and regulations require the expenditure of substantial resources. Any failure by us or our any future collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could adversely affect the marketing of our product candidates and any other products and our ability to receive product or royalty revenue.

EMPLOYEES

      We currently have 4 employees: a president & chief executive officer, a chief financial officer & chief operating officer, a manager of clinical development and an administrative assistant.


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

WE ARE NOT CURRENTLY PROFITABLE AND MAY NEVER BECOME PROFITABLE.

         We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

o continue to undertake pre-clinical development and clinical trials for our product candidates; o seek regulatory approvals for our product candidates; o implement additional internal systems and infrastructure; o lease additional or alternative office facilities; and o hire additional personnel.

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

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH TO BASE AN INVESTMENT DECISION.

         Manhattan Pharmaceuticals, Inc. is a development-stage company and has not yet demonstrated any ability to perform the functions necessary for the successful commercialization of OE or any other product candidates. The successful commercialization of our product candidates will require us to perform a variety of functions, including:

      o continuing to undertake pre-clinical development and clinical trials;
      o     participating in regulatory approval processes;
      o     formulating and manufacturing products; and
      o     conducting sales and marketing activities.

      Since its inception, Manhattan Pharmaceuticals' operations have been limited to organizing and staffing, and acquiring, developing and securing our proprietary technology and undertaking pre-clinical trials of principal product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our securities.

WE MAY NOT OBTAIN THE NECESSARY U.S. OR WORLDWIDE REGULATORY APPROVALS TO COMMERCIALIZE OUR PRODUCT CANDIDATES.

      We will need FDA approval to commercialize our product candidates in the U.S. and approvals from the FDA equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any of our product candidates, we must submit to the FDA a New Drug Application, or NDA, demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA's regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

      o delay commercialization of, and our ability to derive product revenues from, our product candidates;
      o     impose costly procedures on us; and
      o     diminish any competitive advantages that we may otherwise enjoy.

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

CLINICAL TRIALS ARE VERY EXPENSIVE, TIME-CONSUMING AND DIFFICULT TO DESIGN AND IMPLEMENT.

      Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials of our product candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

      o     unforeseen safety issues;
      o     determination of dosing issues;
      o     lack of effectiveness during clinical trials;
      o     slower than expected rates of patient recruitment;
      o     inability to monitor patients adequately during or after treatment;
            and
      o inability or unwillingness of medical investigators to follow our clinical protocols.

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

PHYSICIANS AND PATIENTS MAY NOT ACCEPT AND USE OUR DRUGS.

      Even if the FDA approves our product candidates, physicians and patients may not accept and use them. Acceptance and use of our product will depend upon a number of factors including:

      o perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drugs;
      o     cost-effectiveness of our product relative to competing products;
      o availability of reimbursement for our products from government or other healthcare payers; and
      o effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

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

WE RELY EXCLUSIVELY ON THIRD PARTIES TO FORMULATE AND MANUFACTURE OUR PRODUCT CANDIDATES.

      We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. We currently have no contract for the manufacture of our product candidate. We intend to contract with one or more manufacturers to manufacture, supply, store and distribute drug supplies for our clinical trials. If any of our product candidates receive FDA approval, we will rely on one or more third-party contractors to manufacture our drugs. Our anticipated future reliance on a limited number of third-party manufacturers, exposes us to the following risks:

      o We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval, if any.
      o Our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical needs and commercial needs, if any.
      o Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products.
      o Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the DEA, and corresponding state agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers' compliance with these regulations and standards.
      o If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation.

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

      We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have product candidates that will compete with ours already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:

      o     developing drugs;
      o undertaking pre-clinical testing and human clinical trials; o obtaining FDA and other regulatory approvals of drugs; o formulating and manufacturing drugs; and o launching, marketing and selling drugs.

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

      o whether we will need to initiate litigation or administrative proceedings which may be costly whether we win or lose.

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

      Our ability to commercialize our drugs, alone or with collaborators, will depend in part on the extent to which reimbursement will be available from:

      o     government and health administration authorities;
      o     private health maintenance organizations and health insurers; and
      o     other healthcare payers.

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

OUR STOCK PRICE IS, AND WE EXPECT IT TO REMAIN, VOLATILE, WHICH COULD LIMIT INVESTORS' ABILITY TO SELL STOCK AT A PROFIT.

      During the last two fiscal years, our stock price has traded at a low of $0.05 (in the fourth quarter of 202) to a high of $2.50 (in the third quarter of 2003). The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

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

WE HAVE NEVER PAID DIVIDENDS.

      We have never paid dividends on our capital stock and do not anticipate paying any dividends for the foreseeable future. Accordingly, the only time you will realize a return, if any, on an investment in our common stock is when you sell your shares at a higher price than the price at which you purchased the shares.

ITEM 2. LEGAL PROCEEDINGS

      We are not a party to any material legal proceedings.

ITEM 3. DESCRIPTION OF PROPERTY

      Our executive offices are located at 787 Seventh Avenue, 48th Floor, New York, New York 10119. We currently occupy this space pursuant to an oral understanding under which we pay rent of approximately $6,400 per month. We are currently negotiating a longer-term written lease with our landlord and we anticipate our monthly rental payments to remain at the current amount.

      We believe that our existing facilities are adequate to meet our current requirements. We do not own any real property.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      During the fourth quarter of our fiscal year ended December 31, 2003, there were no matters submitted to a vote of our stockholders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

      Our common stock is quoted on the Over-the-Counter Bulletin Board, or "OTC Bulletin Board" under the symbol "MHTT.OB." The following table lists the high and low price for our common stock as quoted, in U.S. dollars, on the OTC Bulletin Board during each quarter within the last two fiscal years:

                                                PRICE RANGE
                                 -----------------------------------------
                                        2003                  2002
                                 -------------------   -------------------
QUARTER ENDED                      HIGH       LOW        HIGH       LOW
--------------------------       --------   --------   --------   --------
March 31                         $  0.850   $  0.250   $  0.300   $  0.160
June 30                             1.650      0.600      0.340      0.120
September 30                        2.500      1.100      0.190      0.100
December 31                         2.000      1.200      0.170      0.050

      The quotations from the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

RECORD HOLDERS

      The number of holders of record of our common stock as of March 19, 2004 was [____].

DIVIDENDS

      We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

      In November 2003, we sold 1,000,000 shares of our newly-designated Series A Convertible Preferred Stock at a total offering price of $10,000,000. Each share of Series A Convertible Preferred Stock is convertible into approximately
9.1 shares of common stock. We engaged Maxim Group LLC and, indirectly, Paramount BioCapital, Inc. as placement agents and paid aggregate commissions of $700,000, plus non-accountable expenses of $150,000. We also issued to the placement agents warrants to purchase an aggregate of 909,090 shares of common stock at a price of $1.10 per share. The offer and sale of the Series A Convertible Preferred Stock and the placement agent warrants did not involve a public offering and was made solely to "accredited investors," and was, therefore, exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 promulgated thereunder.

      On January 13, 2004, we completed a private placement of 3,368,637 shares of our common stock at a per share price of $1.10. After deducting commissions and other expenses relating to the private placement, we received net proceeds of approximately $3,444,000. We also issued to the placement agent engaged in connection with the private placement a 5-year warrant to purchase 336,864 shares of common stock at a price of $1.10 per share. The financing was completed by Paramount BioCapital, Inc. of New York.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATIONS.

OVERVIEW

      Our company resulted from the February 21, 2003 reverse merger between Atlantic Technology Ventures, Inc., which was incorporated on May 18, 1993, and privately-held Manhattan Research Development, Inc., incorporated on August 6, 2001. We are incorporated in the State of Delaware. In connection with the merger, the former stockholders of Manhattan Research received a number of shares of Atlantic's common stock so that following the merger they collectively owned 80 percent of the outstanding shares. Upon completion of the merger, Atlantic changed its name to Manhattan Pharmaceuticals, Inc. and thereafter adopted the business of Manhattan Research Development.

      We are a development stage biopharmaceutical company that holds an exclusive world-wide, royalty-free license to certain intellectual property related to oleoyl-estrone, which is owned by Oleoyl-Estrone Developments, SL ("OED") of Barcelona, Spain. Oleoyl-estrone is an orally administered small molecule that has been shown to cause significant weight loss in pre-clinical animal studies regardless of dietary modifications. We also hold the worldwide, exclusive rights to proprietary lingual spray technology to deliver the drug propofol for proprocedural sedation prior to diagnostic, therapeutic or endoscopic procedures.

      You should read the following discussion of our results of operations and financial condition in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB. This discussion includes "forward-looking" statements that reflect our current views with respect to future events and financial performance. We use words such as we "expect," "anticipate," "believe," and "intend" and similar expressions to identify forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, particularly those risks identified under the heading "Risk Factors" following Item 1 in this Annual Report, and should not unduly rely on these forward looking statements. All share and per share information in this discussion has been adjusted for the 1-for-5 combination of our common stock effected on September 25, 2003.

RESULTS OF OPERATIONS

2003 VERSUS 2002

      During each of the years ended December 31, 2003 and 2002, we had no revenue.

      For the year ended December 31, 2003, research and development expense was $1,724,043 as compared to $700,798 for the year ended December 31, 2002. The increase of $1,023,245 is due in part to an acceleration of pre-clinical and clinical development for product candidates, oleoyl-estrone and propofol lingual spray of approximately $256,000. Related research and development consulting increased by approximately $267,000. In addition, in connection with our license agreement with NovaDel Pharma Inc., we made license payments of $500,000 in 2003 which we did not have in 2002.

      For the year ended December 31, 2003, general and administrative expense was $1,786,080 as compared to $317,384 for the year ended December 31, 2002. The increase of $1,468,696 is due primarily to expenses associated with hiring full time employees and consultants of approximately $572,000 and $261,000, respectively. In addition, we had increases in legal and accounting fees of approximately $220,000 associated with becoming subject to the reporting obligations under the Exchange Act following completion of the Atlantic

Technology Ventures, Inc. - Manhattan Research Development, Inc. merger in February 2003. Insurance, recruiters fees, travel, transfer agent fees and other expenses increased by approximately $144,000, $46,000, $32,000, $28,000 and $21,000, respectively. Finally, in 2003, we had amortization of intangible assets of approximately $145,000.

      Net loss for the year ended December 31, 2003, was $5,960,907 as compared to $1,037,320 for the year ended December 31, 2002. This increase in net loss is attributable to the factors described above and to a loss on the disposition of intangible assets as a result of our sale of our remaining rights to CT-3 to Indevus Pharmaceuticals, Inc. of $1,213,878 as well as an impairment of intangible assets of $1,248,230 as a result of a decision by Bausch & Lomb not to pursue the Avantix cataract removal technology.

2002 VERSUS 2001

      We had no revenue during the year ended December 31, 2002 and from August 6, 2001 (date of inception) through December 31, 2001.

      For the year ended December 31, 2002, research and development expense was $700,798 as compared to $55,236 during 2001. The increase of $645,562 is due to the fact that substantially all of the pre-clinical work was done in 2002. In addition, we paid license fees of $175,000 in connection with our licensing exclusive world wide rights to our product candidate oleoyl-estrone to Oleoyl-estrone Developments, Inc in 2002.

      For the year ended December 31, 2002, general and administrative expense was $317,384 as compared to $1,560 for 2001. This increase of $315,824 was primarily due to various activities that occurred in 2002 including the following: recruiting fees in connection with recruiting management, office service fees, accounting fees for the audits, patent review and other due diligence expenses.

      Interest expense was $19,138 for the year ended December 30, 2002 compared to zero in 2001. This increase was caused by bank loans entered into in 2002. The proceeds of the bank loans were used for general corporate purposes. The loans were repaid in full in December, 2003.

      Net loss for the year ended December 31, 2002 was $1,037,320 as compared to $56,796 for the interim period of 2001. This increase in net loss is primarily due to an increase in research and development expenses of $645,562. In addition, we had an increase in general and administrative expenses of $315,824 and an increase in interest expense of $19,138.

LIQUIDITY AND CAPITAL RESOURCES

      From inception to December 31, 2003, we incurred an accumulated deficit of $7,473,205, and we expect to continue to incur additional losses through the year ending December 31, 2004 and for the foreseeable future. These losses have been incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

      During 2002, our subsidiary, Manhattan Research Development, Inc. ("Manhattan Research") sold 239,450 shares of common stock in a private placement at $8 ($0.63 post merger) per share and received proceeds of $1,704,318, net of expenses of $211,181. These shares converted into 3,043,332 shares of our common stock when we completed a reverse acquisition of Atlantic Technology Ventures as described below. In addition, each investor received warrants equal to 10% of the number of shares of common stock purchased and, accordingly, Manhattan Research issued warrants to purchase 23,945 shares of common stock in 2002 in connection with the private placement. Upon the merger, the warrants converted into the right to purchase 304,333 shares of our common stock at a price of $0.63 per share. These warrants expire in 2007.

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

      In addition, in connection with the private placement, Manhattan Research issued to Joseph Stevens & Co., Inc., the placement agent, warrants to purchase 130,511 shares of its common stock that are exercisable at $8 ($0.63 post merger) per share and expire in 2008. Upon the merger, these warrants converted into warrants to purchase 1,658,753 shares of common stock of the combined Company.

      We have financed our operations since inception primarily through equity and debt financing and our licensing and sale of residual royalty rights of CT-3 to Indevus. During the year ended December 31, 2003, we had a net increase in cash and cash equivalents of $5,692,680. This increase primarily resulted from net cash provided by financing activities of $8,983,566 offset by net cash used in operating activities of $3,451,525 for the year ended December 31, 2003. Total cash resources as of December 31, 2003 were $7,413,803 compared to $1,721,123 at December 31, 2002.

      On February 21, 2003, we completed a reverse acquisition of privately held Manhattan Research Development, Inc., (formerly Manhattan Pharmaceuticals, Inc.) (Manhattan Research) a Delaware corporation. The merger was effected pursuant to an Agreement and Plan of Merger dated December 17, 2002 (the "Merger Agreement") by and among the Company, Manhattan Research and Manhattan Pharmaceuticals Acquisition Corp, the Company's wholly owned subsidiary ("MPAC"). In accordance with the terms of the Merger Agreement, MPAC merged with and into Manhattan Research, with Manhattan Research remaining as the surviving corporation and our wholly owned subsidiary. Pursuant to the Merger Agreement, upon the effective time of the merger, the outstanding shares of common stock of Manhattan Research automatically converted into an aggregate of 18,689,917 shares of our common stock, which represented 80 percent of our outstanding voting stock after giving effect to the merger. In addition, immediately prior to the merger Manhattan Research had outstanding options and warrants to purchase an aggregate of 172,856 shares of its common stock, which, in accordance with the terms of the merger, automatically converted into options and warrants to purchase an aggregate of 2,196,944 shares of our common stock. Since the stockholders of Manhattan Research received the majority of our voting shares, the merger was being accounted for as a reverse acquisition whereby Manhattan Research was the accounting acquirer (legal acquiree) and we were the accounting acquiree (legal acquirer). Based on the five-day average price of our common stock of $0.50 per share, the purchase price approximated $2,336,000 ($3,167,178 including net liabilities assumed), which represents 20 percent of the market value of our post-merger total outstanding shares of 23,362,396. In connection with the merger, we changed our name from "Atlantic Technology Ventures, Inc." to "Manhattan Pharmaceuticals, Inc." At the time of the merger, Manhattan Research recognized patents and licenses for substantially all of the purchase price. As a result of acquiring Manhattan Research, the Company received new technologies. A formal purchase price allocation was completed in the third quarter of 2003.

      On November 7, 2003, we completed a private placement of 1,000,000 shares of our newly-designated Series A Convertible Preferred Stock at a price of $10 per share, resulting in gross proceeds to us of $10,000,000. Each share of Series A Convertible Preferred Stock is convertible at the holder's election into shares of our common stock at a conversion price of $1.10 per share. The conversion price of the Series A Convertible Preferred Stock was less than the market value of our common stock on November 7, 2003. Accordingly, we recorded a charge for the beneficial conversion feature associated with the convertible preferred stock of $418,182.

      Under an equity-line-of-credit arrangement, Fusion Capital has committed to purchasing $6,000,000 of our common stock. Our stock price is currently below the $3.40 minimum required in order for us to be able to sell shares of our common stock to Fusion, but if in the future our stock price exceeds this minimum, we may elect to sell shares of our common stock to Fusion under the equity-line-of-credit arrangement. In addition, in November 2001, Fusion Capital waived the $3.40 minimum and purchased from us under the equity-line-of-credit arrangement 83,333 shares of our common stock at a price per share of $1.20, representing an aggregate purchase price of $100,000. Fusion Capital again waived the $3.40 minimum in May 2002 and purchased 2,000 shares of common stock for an aggregate purchase price of $1,667.

      The purchase price for the common stock to be issued to Fusion Capital under our equity-line-of credit arrangement with Fusion Capital will fluctuate based on the closing price of our common stock. Fusion Capital may at any time sell none, some or all of the shares of common stock purchased from us. Depending upon market liquidity at the time, sale by Fusion of shares we issue to them could cause the trading price of our common stock to decline. Sale of a substantial number of shares of our common stock by Fusion, or anticipation of such sales, could make it more difficult for us to sell equity or equity related securities in the future at a time and at a price that it might otherwise wish to effect sales. We currently have no plans to seek financing under this arrangement.

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

      In consideration of the license, we are required to make certain license and milestone payments. Specifically, we were required to pay a $500,000 license fee at such time as we had completed a financing transaction resulting in aggregate gross proceeds of at lease $10,000,000. Accordingly, upon completion of our sale of $10,000,000 of our Series A Convertible Preferred Stock in November 2003, we paid and expensed the $375,000 balance of the license fee.

      We are also required to make various milestone payments to NovaDel under the license agreement as follows: $1,000,000 payable following the date that the first IND for lingual spray propofol is accepted for review by the FDA; $1,000,000 following the date that the first European Marketing Application is accepted for review by any European Union country; $2,000,000 following the date when the first filed NDA for lingual spray propofol is approved by the FDA; $2,000,000 following the date when the first filed European Marketing Application for lingual spray propofol is approved; $1,000,000 following the date on which an application for commercial approval of lingual spray propofol is approved by the appropriate regulatory authority in each of Australia, Canada, Japan and South Africa; and $50,000 following the date on which an application for commercial approval for lingual spray propofol is approved in any other country (other than the U.S. or a member of the European Union).

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

      NovaDel may terminate the agreement (i) upon 10 days' notice if we fail to make any required milestone or royalty payments, or (ii) if we become bankrupt or if a petition in bankruptcy or insolvency is filed and not dismissed within 60 days or if we become subject to a receiver or trustee for the benefit of creditors. Each party may terminate the agreement upon 30 days' written notice and an opportunity to cure in the event the other party committed a material breach or default. We may also terminate the agreement for any reason upon 90 days' notice to NovaDel.

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

      Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that the we do obtain will be sufficient to meet our needs in the long term. Through December 31, 2003, a significant portion of our financing has been through private placements of common stock and warrants and debt financing. Unless our operations generate significant revenues, we will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Management believes that we will continue to incur net losses for the foreseable future. Based on the resources available to us at December 31, 2003, management believes that we will need additional equity or debt financing or will need to generate revenues during 2005 through licensing our products or entering into strategic alliances to be able to sustain our operations through 2005 until we can achieve profitability, if ever.

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

USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

RESEARCH AND DEVELOPMENT EXPENSES

      Research and development expenses are expensed as incurred.

STOCK-BASED COMPENSATION

      Options, warrants and stock awards issued to non-employees and consultants are recorded at their fair value as determined in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and EITF No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and recognized as expense over the related vesting period.

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

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation" and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. SFAS No. 123 is effective for the first fiscal quarter beginning after December 15, 2002.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under pervious pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

      SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type included put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under SFAS No. 150 are obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

      Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." The remaining provisions of SFAS No. 150 are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

      For a list of the consolidated financial statements filed as part of this report, see the Index to Consolidated Financial Statements beginning at Page F-1 of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      ATLANTIC TECHNOLOGY VENTURES, INC.

      The audit reports of KPMG on the consolidated financial statements of Atlantic Technology Ventures, Inc. and its subsidiaries (a development state company) as of and for the years ended December 31, 2001 and 2000, and for the period from July 13, 1993 (inception) to December 31, 2001, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows:

      KPMG's report on the consolidated financial statements as of and for the year ended December 31, 2001, contained a separate paragraph stating that "the Company has suffered recurring losses from operations and has limited liquid resources that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

      During the years ended December 31, 2001 and 2000 and the subsequent interim periods through December 5, 2002, there were no disagreements between Atlantic and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreement with its report.

      On December 5, 2002, Atlantic requested that KPMG provide a letter addressed to the Securities and Exchange Commission stating whether KPMG agrees with the above statements, and, if not, stating the respects in which KPMG does not agree. A copy of the letter provided by KPMG in response to that request, which is dated as of December 12, 2002, was filed as an exhibit to Atlantic's current report on Form 8-K filed with the SEC on December 12, 2002.

      On December 9, 2002, Atlantic engaged J.H. Cohn LLP as its independent public accountants for the fiscal year ending December 31, 2002 and to audit its financial statements. During its two most recent fiscal years and the subsequent interim period preceding the engagement of J.H. Cohn LLP, Atlantic did not consult J.H. Cohn LLP on any matter requiring disclosure under Item 304(a)(2) of Regulation S-B promulgated by the SEC. The selection of J.H. Cohn LLP was based on the recommendation of Atlantic's audit committee.

MANHATTAN RESEARCH DEVELOPMENT, INC.

      The audit report of Weinberg & Company, P.A. on the financial statements of Manhattan (a development state company) as of and for the year ended December 31, 2001 and for the period from August 6, 2001 (inception) to December 31, 2001, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows:

      Weinberg & Company's report on the consolidated financial statements as of and for the year ended December 31, 2001, contained a separate paragraph stating that: "The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the financial statements, the Company, which has suffered recurring losses from operations, completed a merger on February 21, 2003 with Manhattan

Pharmaceuticals, Inc., which has also suffered recurring losses from operations. The combined Company will have limited resources. Such matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plan in regard to these matters are also described in Note 1. The financial statements referred to above do not include any adjustments that might result from the outcome of this uncertainty."

      During the period from August 6, 2001 (date of inception) through December 31, 2001, there were no disagreements between Manhattan and Weinberg & Company, P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Weinberg & Company, P.A., would have caused Weinberg & Company, P.A. to make reference to the subject matter of the disagreement with its report.

      Since at the time of Manhattan's dismissal of Weinberg & Company, P.A. Manhattan was a privately-held company and not subject to the reporting requirements of the Exchange Act of 1934, Manhattan did not request and Weinberg & Company, P.A. did not provide, a letter addressed to the Securities and Exchange Commission stating whether Weinberg & Company, P.A. agreed with the above statements.

      On January 23, 2003, Manhattan engaged J.H. Cohn LLP as its independent public accountants for the fiscal year ending December 31, 2002 and to audit its financial statements. During the period from August 6, 2001 (date of inception) through December 31, 2002 and the subsequent interim period preceding the engagement of J.H. Cohn LLP, Manhattan did not consult J.H. Cohn LLP on any matter requiring disclosure under Item 304(a)(2) of Regulation S-B promulgated by the SEC. The selection of J.H. Cohn LLP was approved by Manhattan's board of directors.


ITEM 8A. CONTROLS AND PROCEDURES

      As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our chief executive and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. During the fourth quarter of 2003, there were no changes in our internal control over financial reporting that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to such evaluation.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

NAME                              AGE    POSITION
----                              ---    --------
Leonard Firestone, M.D........... 52     President  and Chief  Executive  Officer and
                                         Director
Nicholas J. Rossettos, C.P.A..... 38     Chief  Financial  Officer,  Chief  Operating
                                         Officer and Secretary
Joshua Kazam..................... 27     Director
Michael Weiser, M.D., Ph.D....... 40     Director
Joan Pons........................ 54     Director
David M. Tanen................... 32     Director

      LEONARD FIRESTONE, M.D., has been President, Chief Executive Officer and a director of our company since completion of the merger transaction with Manhattan Research Development in February 2003. Prior to the merger, Dr. Firestone served as president and chief executive officer of Manhattan Research Development since January 2003. From 2001 until he joined Manhattan Research Development, Dr. Firestone served as chief executive officer, director, and chief medical officer of Innovative Drug Delivery Systems, Inc., a privately-held, specialty pharmaceutical development company focused on pain relievers. Dr. Firestone previously was chief executive officer and chairman of University Anesthesiology and Critical Care Medicine Foundation, Inc., one of America's largest clinical practice management companies, from 1996 to 2001, as well as Chair of that Foundation's Pension Trustees from 1996 to 2001. He was awarded the endowed, University Professorship in his specialty at the University of Pittsburgh, and also held faculty appointments at Harvard Medical School (Massachusetts General Hospital), and Yale School of Medicine. Dr. Firestone received an M.D. from Yale University, where he also was a resident and clinical Fellow, and remains certified by his specialty Board. Dr. Firestone is a trained pharmacologist as well as clinician, having served as a National Institutes of Health (NIH) Postdoctoral Fellow at Harvard University, and has held prestigious NIH Principal Investigatorships consecutively from 1985 - 2001 and been a member of numerous NIH review committees and panels.

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

      JOSHUA KAZAM has been a director of our company since the completion of our merger transaction with Manhattan Research Development, Inc. in February 2003. He served as a director of Manhattan Research Development since December 2001. Since 2001, Mr. Kazam has been the Director of Investment for the Orion Biomedical Fund, a New York based private equity fund focused on biotechnology investments. Mr. Kazam attended the Wharton School of the University of Pennsylvania where he focused in finance and entrepreneurial management.

      JOAN PONS has been a director of our company since February 21, 2003, the date of our merger with Manhattan Research Development. Prior to the merger, he served as a director of Manhattan Research Development from 2002. Since 2002, Mr. Pons has served chief executive officer of Oleoyl-Estrone Development S.L., a spin-off of the University of Barcelona. Pursuant to a January 2002 license agreement, we hold an exclusive worldwide license to several patents and patent applications relating to oleoyl-estrone, which are owned by Oleoyl-Estrone Development. From 1999 until joining Oleoyl-Estrone Development, Mr. Pons has served as Director of Franchising of Pans & Company, a fast-food company. From 1972 until 1999, Mr. Pons was employed in various finance and sales capacities by Gallina Blanca Purina S.A., a joint venture between St. Louis, Missouri based Ralston Purina Co. and Spanish based Agrolimen S.A., most recently serving as its National Sales & Marketing Director.

      DAVID M. TANEN has been a director of our company since January 2002. Since 1996, Mr. Tanen has served as an associate director of Paramount Capital, where he has been involved in the founding of a number of biotechnology start-up companies. Since February 2003, Mr. Tanen has also served as a director of Chiral Quest, Inc. (OTC: CQST) and he also serves as an officer or director of several other privately held development-stage biotechnology companies. Mr. Tanen holds a law degree from Fordham University School of Law.

      MICHAEL WEISER, M.D., PH.D., has been a director of our company since the completion of our merger transaction with Manhattan Research Development, Inc. in February 2003. He served as a director of Manhattan Research Development since December 2001 and as its Chief Medical Officer from its inception until August 2001. Dr. Weiser is currently also the Director of Research of Paramount Capital Asset Management. Dr. Weiser is also a member of Orion Biomedical GP, LLC, and serves on the board of directors of several privately held companies. Dr. Weiser received an M.D. from New York University School of Medicine and a Ph.D. in Molecular Neurobiology from Cornell University Medical College. Dr. Weiser completed a Postdoctoral Fellowship in the Department of Physiology and Neuroscience at New York University School of Medicine and performed his post-graduate medical training in the Department of Obstetrics and Gynecology and Primary Care at New York University Medical Center. Dr. Weiser dedicates only a portion of his time to our business.

      There are no family relationships among our executive officers or directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we received with respect to transactions during 2003, we believe that all such forms were filed on a timely basis, except for the following: J. Jay Lobell filed a Form 4 on November 17, 2003, reporting a purchase of an aggregate of 34,012 shares of our Series A Convertible Preferred Stock (convertible into 309,200 shares of common stock) on November 7, 2003.


Code of Ethics

         We currently do not have a Code of Ethics that applies to our President, Chief Executive Officer & Chief Financial Officer and our Controller. Our management is currently in the process of developing such a policy and expects to present it to our board of directors for its review and approval during the second quarter of 2004. Once adopted, we will provide a copy of the Code of Ethics without charge upon written request directed to the Company,
Attn: Secretary, 787 Seventh Avenue, 48th Floor, New York, New York 10019.

Audit Committee Financial Expert

         We have an audit committee comprised of David Tanen, Joshua Kazam and Michael Weiser. None of the members of the audit committee meets the definition of an "audit committee financial expert," as that term is defined by SEC regulations. Further, none of our audit committee members or any of our other current directors is independent, as defined by applicable regulation. We are currently in the process of searching for and recruiting potential director candidates who are independent and who qualifies as an audit committee financial expert.

ITEM 10.      EXECUTIVE COMPENSATION

      The following table sets forth, for the last three fiscal years, the compensation earned for services rendered in all capacities by our chief executive officer and the other highest-paid executive officers serving as such at the end of 2003 whose compensation for that fiscal year was in excess of $100,000. The individuals named in the table will be hereinafter referred to as the "Named Officers." No other executive officer of Manhattan received compensation in excess of $100,000 during fiscal year 2003.

                           Summary Compensation Table

-----------------------------------------------------------------------------------------------------------------------------
                                                                                             LONG-TERM
                                                                                           COMPENSATION        ALL OTHER
                                                        ANNUAL COMPENSATION                   AWARDS       COMPENSATION ($)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                            SECURITIES
                                                                         OTHER ANNUAL       UNDERLYING
NAME AND PRINCIPAL POSITION        YEAR     SALARY($)     BONUS($)     COMPENSATION ($)   OPTIONS/SARs(#)
-----------------------------------------------------------------------------------------------------------------------------
Leonard Firestone (1)              2003       250,000      200,000               0               584,060           0
  Chief Executive Officer and      2002            --           --              --                    --          --
  President                        2001            --           --              --                    --          --
-----------------------------------------------------------------------------------------------------------------------------
Nicholas J. Rossettos              2003       142,788       25,000          22,397(2)            292,030
  Chief Operating Officer,         2002       107,645       25,000          10,000(3)             55,000           0
  Chief Financial Officer,         2001       125,000       25,000          10,000(3)             10,000           0
  Treasurer & Secretary
-----------------------------------------------------------------------------------------------------------------------------

(1) Dr. Firestone became chief executive officer of Manhattan Research Development, Inc. in January 2003 and, following the merger with Atlantic Technology Ventures, Inc. on February 21, 2003, he was appointed chief executive officer of the Registrant. The above table reflects Dr. Firestone's combined compensation received from Manhattan Research Development and our company during fiscal 2003.

(2) Represents salary deferred from the prior fiscal year and prior to February 24, 2003.

(3) Represents matching contributions by us pursuant to our company's SAR-SEP retirement plan.

OPTIONS AND STOCK APPRECIATION RIGHTS

      The following table contains information concerning the grant of stock options under our stock option plans and otherwise to the executive officers identified below during the 2003 fiscal year. No stock appreciation rights were granted during the 2003 fiscal year.

              Option Grants in Last Fiscal Year (Individual Grants)

                                                       PERCENT OF
                                  NUMBER OF              TOTAL
                                 SECURITIES           OPTIONS/SARs
                                 UNDERLYING            GRANTED TO          EXERCISE OR
                                OPTIONS/SARs          EMPLOYEES IN         BASE PRICE
          NAME                   GRANTED (#)          FISCAL YEAR         ($/SHARE)(1)       EXPIRATION DATE
--------------------------    ------------------    -----------------    ----------------    ----------------
Dr. Firestone..............         584,600                67                  0.40             2/24/2013

Mr. Rossettos..............         292,030(2)             33                  0.40             2/24/2013

------------
(1) Exercise price is based on the closing sale price of our common stock on the last trading day preceding the grant date.

(2) Option vests 50 percent on February 24, 2004 and 50 percent on February 24, 2005.

OPTION EXERCISE AND HOLDINGS

      The following table provides information with respect to the executive officers named below concerning the exercisability of options during the 2003 fiscal year and unexercisable options held as of the end of the 2003 fiscal year. No stock appreciation rights were exercised during the 2003 fiscal year, and no stock appreciation rights were outstanding at the end of that fiscal year.

                           Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                VALUE OF UNEXERCISED IN-THE-MONEY
                                 SHARES                        NO. OF SECURITIES UNDERLYING      OPTIONS/SARs AT FY-END (MARKET
                                ACQUIRED          VALUE         UNEXERCISED OPTIONS/SARs AT      PRICE OF SHARES AT FY-END LESS
                               ON EXERCISE    REALIZED (1)              FY-END (#)                   EXERCISE PRICE) ($)(2)
                              -------------- ---------------- -------------------------------- ------------------------------------
NAME                                                           EXERCISABLE    UNEXERCISABLE      EXERCISABLE       UNEXERCISABLE
-----------------------------------------------------------------------------------------------------------------------------------
Dr. Firestone (3)                      0             --                 0        584,600           689,828                  0
-----------------------------------------------------------------------------------------------------------------------------------
Mr. Rossettos                          0             --           208,515        158,515           192,573            176,423
-----------------------------------------------------------------------------------------------------------------------------------

(1) Equal to the fair market value of the purchased shares at the time of the option exercise over the exercise price paid for those shares.

(2) Based on the fair market value of our common stock on December 31, 2003 of $1.58 per share, the closing sale price per share on that date on the OTC Bulletin Board.

(3) Although the presentation in the above table reflects options exercisable as of the end of fiscal 2003, 584,600 shares subject to an option held by Dr. Firestone became exercisable on January 2, 2004.

LONG TERM INCENTIVE PLAN AWARDS

      No long term incentive plan awards were made to any of our executive officers during the last fiscal year.

COMPENSATION OF DIRECTORS

      Non-employee directors are eligible to participate in an automatic stock option grant program pursuant to the 1995 stock option plan. Non-employee directors are granted an option for 10,000 shares of common stock upon their initial election or appointment to the board and an option for 2,000 shares of common stock on the date of each annual meeting of our stockholders for those non-employee directors continuing to serve after that meeting. During 2003 our board members did not receive any cash compensation for their services as directors, although directors are reimbursed for reasonable expenses incurred in connection with attending meetings of the board and of committees of the board.

EMPLOYMENT AGREEMENTS

      LEONARD FIRESTONE, M.D.

      Dr. Firestone's employment with us is governed by a one (1) year employment agreement dated January 2, 2004. Under the terms of his employment agreement, Dr. Firestone is entitled to a base salary of $325,000 per year and a guaranteed bonus of $75,000 payable within 30 days of the anniversary of the employment agreement so long as Dr. Firestone remains employed by us, and up to an additional $200,000 upon the achievement of certain performance related milestones. In addition, Dr. Firestone is eligible to receive a discretionary bonus in an amount up to his base salary, as determined by the board of directors in its discretion. We also agreed to grant to Dr. Firestone options to purchase an additional 600,000 shares of our common stock under our 2003 Stock Option Plan, which option will vest in its entirety on the first anniversary of his employment agreement.

      In the event Dr. Firestone's employment is terminated by us upon the occurrence of a "change of control," we or our successors must continue to pay Dr. Firestone his base salary for a period of one year following termination, as well as any accrued but unpaid bonuses through the date of termination. However, our obligation to pay such amounts following the termination of Dr. Firestone's employment shall be reduced by any amounts otherwise actually earned by Dr. Firestone during the one-year period following such termination. All stock options granted to Dr. Firestone that have not vested shall vest upon termination of his employment upon a change of control.

      NICHOLAS J. ROSSETTOS

      Mr. Rossettos' employment with us is pursuant to a February 2003 employment agreement. This agreement has a two-year term ending on February 21, 2005, which may be extended for additional one (1) year periods thereafter. Under the agreement, Mr. Rossettos is entitled to an annual salary of $150,000 in addition to health, disability insurance and other benefits. Pursuant to his employment agreement, on February 24, 2003, Mr. Rossettos was granted an option to purchase an aggregate of 292,030 shares of common stock at a price of $0.40 per share. The option vests in two equal installments on each of February 24, 2004 and February 24, 2005. Mr. Rossettos and his dependents are eligible to receive paid medical and long term disability insurance and such other health benefits as we make available to other senior officers and directors. Mr. Rossettos reports to the Chief Executive Officer and President.

      JOSHUA KAZAM

      Mr. Kazam provides services to our company pursuant to a consulting agreement dated March 1, 2003. The consulting agreement provides that Mr. Kazam will render services to us in connection with corporate financing activities and preparation of grant applications that we may from time to time need. We are required to pay to Mr. Kazam $4,167 per month during the term of the consulting agreement. The consulting agreement provided for an initial one year term and is now operating on a month to month basis. Either we or Mr. Kazam may terminate the agreement upon 30 days' notice.

      MICHAEL WEISER, M.D., PH.D.

      Dr. Weiser provides services to our company pursuant to a consulting agreement dated March 1, 2003. The consulting agreement provides that Dr. Weiser will provide scientific advisory services to us in the areas of obesity and drug delivery. We are required to pay to Dr. Weiser $6,250 per month during the term of the consulting agreement. The consulting agreement provided for an initial one year term and is now operating on a month to month basis. Either we or Mr. Kazam may terminate the agreement upon 30 days' notice.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

The following table sets forth certain information regarding beneficial ownership of the our common stock as of March 26, 2004, by (i) each person known by us to be the beneficial owner of more than 5 percent of the outstanding common stock, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity. Unless otherwise indicated, the address of each of the following persons is 787 Seventh Avenue, 48th Floor, New York, New York 10019.

                                                                          SHARES
       NAME                                                    BENEFICIALLY OWNED        PERCENT OF CLASS
       ----                                                    ------------------        ----------------
       Leonard Firestone(1)..........................................  584,060                   2.1
       Nicholas J. Rossettos(2)......................................  258,650                   *
       Joshua Kazam(3)...............................................  329,198                  1.2
       Michael Weiser(3).............................................1,485,216                   5.5
       Joan Pons Gimbert(4)..........................................3,982,037                  14.9
       David M. Tanen(5).............................................  402,813                   1.5
       All directors and officers as a group(6)......................7,041,974                  25.3
       Lindsay A. Rosenwald(7).......................................3,345,961                  12.4


       Oleoylestrone Developments, SL(8).............................3,957,037                  14.8
           Josep Samitier 1-5, Barcelona Science Park
           08028 Barcelona Spain
       Jay Lobell(9).................................................4,078,890                  15.1
           365 West End Avenue
           New York, New York 10024
       Atlas Fund, LLC (10)..........................................1,818,182                   6.8
           181 West Madison, Suite 3600
           Chicago, IL 60602

         --------------------
           *  Less than 1.0%

         (1) Includes 584,060 shares issuable upon the exercise (at a price of $0.40 per share) of a vested option. (2) Includes shares issuable upon the exercise of options that are currently exercisable or will be exercisable within 60 days: (i) 10,000 shares issuable at an exercise price of $20.94 per share; (ii) 10,000 shares issuable at an exercise price of $4.375 per share; (iii) 17,500 shares issuable at an exercise price of $1.25 per share; (iv) 25,000 shares issuable at an exercise price of $1.00 per share; (v) 146,150 shares issuable at an exercise price of $0.40 per share; and (vi) 50,000 shares issuable at an exercise price of $1.65 per share.
         (3) Includes 25,000 shares issuable upon the exercise (at a price of $1.65 per share) of an option. (4) Includes 3,957,037 shares held by Oleoylestrone Developments, SL, of which Mr. Pons is chief executive officer, and 25,000 shares issuable upon the exercise (at a price of $1.65 per share) of an option.

         (5) Includes shares issuable upon the exercise of options that are currently exercisable, or will be exercisable within 60 days: (i) 8,833 shares issuable at an exercise price of $1.25 per share;
              (ii) 400 shares issuable at an exercise price of $0.40 per share; and (iii) 25,000 shares issuable at an exercise price of $1.65 per share.

         (6)  Includes 951,943 shares issuance upon exercise of options.

         (7) Includes 221,109 shares of common stock issuable upon conversion of 24,322 shares of Series A Convertible Preferred Stock held by Dr. Rosenwald. Dr. Rosenwald is the sole owner of both Huntington Street Corporation and June Street Corporation. Dr. Rosenwald is also the Chairman of Paramount Capital, Inc. Dr. Weiser and Messrs. Kazam and Tanen are employed by Paramount Capital, Inc. or one of its affiliates.

         (8) Mr. Pons is the chief executive officer of Oleoylestrone Developments, SL.

         (9) Includes 88,345 shares of common stock issuable upon conversion of 9,718 shares of Series A Convertible Preferred Stock held by Mr. Lobell. Also includes 3,788,441 shares of common stock held by eight separate trusts with respect to which Mr. Lobell is either trustee or manager and in either case has investment and voting power, including 220,855 shares of common stock issuable upon conversion of 24,294 shares of Series A Convertible Preferred Stock.

         (10) Based on a Schedule 13G filed January 20, 2004.

EQUITY COMPENSATION PLAN INFORMATION

         The following table summarizes outstanding options under our 1995 Stock Option Plan and our 2003 Stock Option Plan, as well as outstanding options that we have issued to certain officers, directors and employees of our company outside of any plan.

                                                 NUMBER OF SECURITIES     WEIGHTED AVERAGE        NUMBER OF SECURITIES
                                                  TO BE ISSUED UPON       EXERCISE PRICE OF        REMAINING AVAILABLE
                                                     EXERCISE OF             OUTSTANDING           FOR FUTURE ISSUANCE
                                                 OUTSTANDING OPTIONS,     OPTIONS, WARRANTS       (EXCLUDING SECURITIES
PLAN CATEGORY                                    WARRANTS AND RIGHTS         AND RIGHTS          REFLECTED IN COLUMN (A))
                                                         (A)                     (B)                       (C)
--------------------------------------------    ----------------------   --------------------    ------------------------
Equity compensation plans approved by
    stockholders (1).......................               156,600              $9.24                      142,167
Equity compensation plans not approved by
    stockholders (2).......................             1,236,090              $0.72                    5,400,000

------------
(1) Represents shares of common stock authorized for issuance under the 1995 Stock Option Plan, as amended.
(2) Represent shares of common stock issuable upon outstanding options issued to employees and directors under our 2003 Stock option Plan and outside of any stock option plan. With respect to the 2003 Stock Option Plan, 5,400,000 shares remain available for issuance.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

OLEOYLESTRONE DEVELOPMENTS, SL

      Pursuant to the terms of a license agreement dated February 15, 2002 by and between Manhattan Research Development, Inc., our wholly owned subsidiary, and Oleoylestrone Developments, SL ("OED"), we have an exclusive, worldwide license to U.S. and foreign patents and patent applications relating to certain technologies. Although we are not obligated to pay royalties to OED, the license agreement requires us to make certain performance-based milestone payments. See "Item 1 - Intellectual Property." OED currently owns approximately 16 percent of our outstanding common stock. Additionally, Mr. Pons, a member of our board of directors, is chief executive officer of OED.

      We believe that the transactions with OED described above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

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

      3.1 Certificate of incorporation, as amended through September 25, 2003 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-QSB for the quarter ended September 30,
                  2003).

      3.2 Bylaws, as amended to date (incorporated by reference from Registrant's registration statement on Form SB-2, as amended (File No. 33-98478)).

      3.3 Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form SB-2 filed January 13, 2004 (File No. 333-111897).

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

      4.7 Form of bridge warrant (incorporated by reference from Registrant's registration statement on Form SB-2, as amended (File No. 33-98478)).

      4.8 Warrant issued to John Prendergast to purchase 37,500 shares of Registrant's common stock (incorporated by reference from Exhibit 10.24 to the Registrant's Form 10-QSB for the quarter ended March 31, 1997).

      4.9 Warrant No. 1 issued to Joseph Stevens & Company, Inc. to purchase 150,000 shares of Registrant's Common Stock exercisable January 4, 2000 (incorporated by reference to Exhibit 10.28 to the Registrant's Form 10-KSB for the year ended December 31, 1999).

      4.10 Warrant No. 2 issued to Joseph Stevens & Company, Inc. to purchase 150,000 shares of Registrant's Common Stock exercisable January 4, 2001 (incorporated by reference to Exhibit 10.29 to the Registrant's Form 10-KSB for the year ended December 31, 1999).

      4.11 Warrant No. 3 issued to Joseph Stevens & Company, Inc. to purchase 150,000 shares of Registrant's Common Stock exercisable January 4, 2002 (incorporated by reference to Exhibit 10.30 to the Registrant's Form 10-KSB for the year ended December 31, 1999).

      4.12 Form of stock purchase warrants issued on September 28, 2000 to BH Capital Investments, L.P., exercisable for shares of common stock of the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-QSB for the quarter ended September 30, 2000).

      4.13 Form of stock purchase warrants issued on September 28, 2000 to Excalibur Limited Partnership, exercisable for shares of common stock of the Registrant (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-QSB for the quarter ended September 30, 2000).

      4.14 Warrant certificate issued March 8, 2001 by the Registrant to Dian Griesel (incorporated by reference to Exhibit 10.56 to the Registrant's Form 10-QSB for the quarter ended March 31,
                  2001).

      4.15 Form of warrant issued by Manhattan Research Development, Inc., which automatically converted into warrants to purchase shares of the Registrant's common stock upon the merger transaction with such company (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10-QSB for the quarter ended March 31, 2003).

      4.16 Form of warrant issued to placement agents in connection with the Registrant's November 2003 private placement of Series A Convertible Preferred Stock and the Registrant's January 2004 private placement (incorporated by reference to Exhibit 4.18 to the Registrant's Registration Statement on Form SB-2 filed January 13, 2004 (File No. 333-111897)).

     10.1 1995 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-QSB for the quarter ended September 30, 1996).

     10.2 Common stock purchase agreement dated March 16, 2001, between Registrant and Fusion Capital Fund II, LLC (incorporated by reference from Exhibit 10.55 of the Registrant's Form 10-QSB for the quarter ended March 31, 2001).

     10.3 Common stock purchase agreement dated as of May 7, 2001, between Registrant and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.57 of Amendment No. 1 to the Registrant's registration statement on Form SB-2/A filed June 29, 2001 (File 333-61974)).

     10.4 Form of registration rights agreement between Registrant and Fusion Capital Fund II, LLC (incorporated by reference to
                  Exhibit 10.58 of Amendment No. 1 to the Registrant's registration statement on Form SB-2/A filed June 29, 2001 (File 333-61974)).

     10.5 Third Amendment to Employment Agreement dated February 21, 2003 between the Registrant and Nicholas J. Rossettos (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-QSB for the quarter ended March 31, 2003).

     10.6 Employment Agreement dated January 2, 2003, between Manhattan Research Development, Inc. and Leonard Firestone, as assigned to the Registrant effective as of February 21, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-QSB for the quarter ended March 31, 2003).

     10.7 Employment Agreement dated February 28, 2003, between the Registrant and Nicholas J. Rossettos (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-QSB for the quarter ended March 31, 2003).

     10.8 License Agreement dated on or about February 28, 2002 between Manhattan Research Development, Inc. (f/k/a Manhattan Pharmaceuticals, Inc.) and Oleoyl-Estrone Developments SL (incorporated by reference to Exhibit 10.6 to the Registrant's Amendment No. 2 to Form 10-QSB/A for the quarter ended March 31, 2003 filed on March 12, 2004).

     10.9 License Agreement dated April 4, 2003 between the Registrant and NovaDel Pharma, Inc. (incorporated by reference to Exhibit
                  10.1 to the Registrant's Amendment No. 1 to Form 10-QSB/A for the quarter ended June 30, 2003 filed on March 12, 2004).++

     10.10 Employment Agreement dated January 2, 2004 between the Registrant and Leonard Firestone (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form SB-2 filed January 13, 2004 (No. 333-111897)).

     10.11        2003 Stock Option Plan (incorporated by reference to Exhibit
                  4.1 to Registrant's Registration Statement on Form S-8 filed February 17, 2004).

     16.1 Letter of KPMG LLP (incorporated by reference to Exhibit 99 filed with the Registrant's Form 8-K filed on December 12,
                  2002).

     23.1         Consent of J.H. Cohn LLP.

     23.2         Consent of Weinberg & Company, P.A.

     31.1         Certification of Chief Executive Officer.

     31.2         Certification of Chief Financial Officer.

     32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------
++ Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

REPORTS ON FORM 8-K

         On November 14, 2003, we filed a Current Report on Form 8-K dated November 7, 2003 disclosing under Item 5 thereof the completion of the private placement of 1,000,000 shares of our Series A Convertible Preferred Stock.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

FEES BILLED TO THE COMPANY BY ITS INDEPENDENT AUDITORS

The following is a summary of the fees billed to us by J.H. Cohn LLP for professional services rendered for fiscal year ended December 31, 2003 and by Weinberg & Company, P.A., formerly independent auditors of Manhattan Research Development, Inc., for professional services rendered during the fiscal years ended December 31, 2002 and December 31, 2003:

                                                                WEINBERG & COMPANY, P.A.
                                    J.H. COHN LLP
------------------------------------------
FEE CATEGORY                      FISCAL 2003 FEES     FISCAL 2003 FEES      FISCAL 2002 FEES
-------------------------------  ------------------   --------------------  --------------------
Audit Fees.....................         $ 88,400           $    --                 $    --
Audit-Related Fees (1).........            8,800             4,100                   1,425
Tax Fees (2)...................            5,400                --                      --
All Other Fees (3).............               --                --                      --
                                        --------          --------              ----------
       Total Fees..............         $102,600             4,100                   1,425
                                        ========          ========              ==========

--------------
(1) Audit-Related Fees consist principally of assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements but not reported under the caption "Audit Fees." These fees include review of registration statements and participation at board of director and audit committee meetings.

(2)  Tax Fees consist of fees for tax compliance, tax advice and tax planning.

(3) All Other Fees in consist of aggregate fees billed for products and services provided by the independent auditor, other than those disclosed above. These fees include services related to certain accounting research and assistance with a regulatory matter.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

              At present, our audit committee approves each engagement for audit or non-audit services before we engage our independent auditor to provide those services. Our audit committee has not established any pre-approval policies or procedures that would allow our management to engage our independent auditor to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by our independent auditors for fiscal 2003 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, Manhattan Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2004.

                                      Manhattan Pharmaceuticals, Inc.

                                      By:
                                          -------------------------------------
                                          Leonard Firestone
                                          President and Chief Executive Officer

         In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Manhattan Pharmaceuticals, Inc. and in the capacities and on the dates indicated.

SIGNATURE                   TITLE                                      DATE
---------                   -----                                      ----

/s/ Leonard Firestone       President, Chief Executive Officer and     March 30, 2004
-------------------------   Director (principal executive officer)
Leonard Firestone

/s/ Nicholas J. Rossettos   Treasurer, Secretary and Chief Financial   March 30, 2004
-------------------------   Officer (principal accounting and
Nicholas J. Rossettos       financial officer)


/s/ Joshua Kazam            Director                                   March 30, 2004
-------------------------
Joshua Kazam


/s/ Joan Pons               Director                                   March 30, 2004
-------------------------
Joan Pons


/s/ David M. Tanen          Director                                   March 30, 2004
-------------------------
David M. Tanen


/s/ Michael Weiser          Director                                   March 30, 2004
-------------------------
Michael Weiser

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
Report of J.H. Cohn LLP...................................................   F-2
Report of Weinberg & Company, P.A.........................................   F-3
Consolidated Balance Sheets as of December 31, 2003 and 2002..............   F-4
Consolidated Statements of Operations for the Years Ended December 31,
     2003 and 2002 and the cumulative period from August 6, 2001
     (inception) to December 31, 2003.....................................   F-5
Consolidated Statements of Stockholders' Equity (Deficiency) for the Years
     Ended December 31, 2003 and 2002 and the cumulative period from
     August 6, 2001 (inception) to December 31, 2003......................   F-6
Consolidated Statements of Cash Flows for the Years Ended December 31,
     2003 and 2002 and the cumulative period from August 6, 2001
     (inception) to December 31, 2003.....................................   F-8
Notes to Consolidated Financial Statements................................   F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Manhattan Pharmaceuticals, Inc.


We have audited the accompanying consolidated balance sheets of Manhattan Pharmaceuticals, Inc. and Subsidiaries (a development stage company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the period from August 6, 2001 (date of inception) to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Manhattan Pharmaceuticals, Inc. for the period from August 6, 2001 to December 31, 2001 were audited by other auditors whose report dated November 1, 2002, expressed an unqualified opinion on those statements with an explanatory paragraph relating to the Company's ability to continue as a going concern.

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

In our opinion, based on our audits and, for the period from August 6, 2001 to December 31, 2001, on the report of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manhattan Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2003 and 2002, and their consolidated results of operations and cash flows for the years then ended and for the period from August 6, 2001 (date of inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ J.H. Cohn LLP
-------------------------
Roseland, New Jersey
February 14, 2004

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Manhattan Pharmaceuticals, Inc.:


We have audited the balance sheet of Manhattan Pharmaceuticals, Inc. (a development stage company) (the "Company") as of December 31, 2001 and the related statements of operations, changes in stockholders' deficiency and cash flows for the period from August 6, 2001 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Manhattan Pharmaceuticals, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the period from August 6, 2001 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss from operations of $56,796 since inception, a negative cash flow from operations of $27,500 since inception, and a working capital and stockholders' deficiency of $56,796 as of December 31, 2001. These matters raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is described in the Notes. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.


Boca Raton, Florida
November 1, 2002

                                                                  March 30, 2004



Weinberg & Company, P.A.
6100 Glades Road
Suite 314
Boca Raton, FL  33434

In connection with your audit of the balance sheet of Manhattan Pharmaceuticals, Inc. (the "Company") as of December 31, 2001 and the related statements of operations, changes in stockholders' deficiency, and cash flows for the period from August 6, 2001 (date of inception) to December 31, 2001, for the purpose of expressing an opinion whether the financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America, you were previously provided with representation letters dated February 12, 2004 and January 12, 2003, which are updates to the letter dated November 1, 2002. No information has come to our attention that would cause us to believe that any of those previous representations should be modified.

To the best of our knowledge and belief, no events or transactions have occurred since December 31, 2001 or are pending other than those reflected or disclosed in the financial statements that would have a material effect on the audited financial statements at that date or for the period then ended, or that are of such significance in relation to the Company's affairs to require mention in a note to the financial statements in order to make them not misleading regarding the financial position, results of operations, or cash flows of the Company's.

                                          Very truly yours,


                                          -------------------------------------
                                          Leonard Firestone
                                          President and Chief Executive Officer


                                          -------------------------------------
                                          Nicholas J. Rossettos
                                          Chief Financial Officer

                MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                          Consolidated Balance Sheets

                                                                                      AS OF DECEMBER 31,
                                                                                 ----------------------------
                                      ASSETS                                         2003           2002
                                                                                 ------------    ------------
Current assets:
    Cash and cash equivalents                                                    $  7,413,803    $  1,721,123
    Marketable equity securities, available for sale, at market                       352,147
    Prepaid expenses                                                                   24,981              --
                                                                                 ------------    ------------
                   Total current assets                                             7,790,931       1,721,123

Property and equipment, net                                                             8,021              --
                                                                                 ------------    ------------
                   Total assets                                                  $  7,798,952    $  1,721,123
                                                                                 ============    ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                             $    548,595    $    164,899
    Accrued expenses                                                                  417,425          15,973
    Note payable to bank                                                                   --         600,000
    Notes payable to stockholder                                                           --         206,000
    Due affiliate                                                                          --          96,328
                                                                                 ------------    ------------
                   Total liabilities                                                  966,020       1,083,200
                                                                                 ------------    ------------
Commitments and Contingencies

Stockholders' equity:
    Series A convertible preferred stock, $.001 par value Authorized 10,000,000 shares; 1,000,000 and 0 shares issued and outstanding at December 31,
       2003 and December 31, 2002, respectively (liquidation preference aggregating $10,000,000 and $0 at
       December 31, 2003 and December 31, 2002, respectively)                           1,000              --
    Common stock, $.001 par value. Authorized 150,000,000
       shares; 23,362,396 and 15,753,008 shares issued and outstanding
       at December 31, 2003 and December 31, 2002, respectively                        23,362          15,753
    Additional paid-in capital                                                     14,289,535       1,754,154
    Deficit accumulated during development stage                                   (7,473,205)     (1,094,116)
    Accumulated other comprehensive loss                                               (7,760)             --
    Unearned consulting costs                                                              --         (37,868)
                                                                                 ------------    ------------
                   Total stockholders' equity                                       6,832,932         637,923
                                                                                 ------------    ------------
                   Total liabilities and stockholders' equity                    $  7,798,952    $  1,721,123
                                                                                 ============    ============


See accompanying notes to consolidated financial statements.

                MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                      Consolidated Statements of Operations

                                                                                                  CUMULATIVE
                                   PERIOD FROM
                                                                                                AUGUST 6, 2001
                                                                    YEARS ENDED DECEMBER 31,    (INCEPTION) TO
                                                                 ----------------------------    DECEMBER 31,
                                                                      2003            2002           2003
                                                                 ------------    ------------    ------------
Revenue                                                          $         --    $         --    $         --
                                                                 ------------    ------------    ------------
Costs and expenses:
    Research and development                                        1,724,043         700,798       2,449,440
    General and administrative                                      1,786,080         317,384       2,135,661
    Impairment of intangible assets                                 1,248,230              --       1,248,230
                                                                 ------------    ------------    ------------
          Total operating expenses                                  4,758,353       1,018,182       5,833,331
                                                                 ------------    ------------    ------------
          Operating loss                                           (4,758,353)     (1,018,182)     (5,833,331)
                                                                 ------------    ------------    ------------
Other (income) expense:
    Interest and other income                                         (16,079)             --         (16,079)
    Interest expense                                                    4,755          19,138          23,893
    Loss on disposition of intangible assets                        1,213,878              --       1,213,878

                                                                 ------------    ------------    ------------
          Total other (income) expense                              1,202,554          19,138       1,221,692
                                                                 ------------    ------------    ------------
          Net loss                                                 (5,960,907)     (1,037,320)     (7,055,023)

Imputed preferred stock dividend                                     (418,182)             --        (418,182)
                                                                 ------------    ------------    ------------
Net loss applicable to common shares                             $ (6,379,089)   $ (1,037,320)   $ (7,473,205)

                                                                 ============    ============    ============
Net loss per common share:
    Basic and diluted                                            $      (0.28)   $      (0.08)
                                                                 ============    ============

Weighted average number of shares of common stock outstanding:
    Basic and diluted                                              22,389,755      12,514,391
                                                                 ============    ============


See accompanying notes to consolidated financial statements.

                MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

           Consolidated Statement of Stockholders' Equity (Deficiency)
                  (As Adjusted for a 1-for-5 Stock Combination)

                                                         SERIES A
                                                       CONVERTIBLE
                                                     PREFERRED STOCK           COMMON STOCK        ADDITIONAL
                                                  ----------------------  ----------------------    PAID-IN      SUBSCRIPTION
                                                    SHARES      AMOUNT     SHARES       AMOUNT      CAPITAL       RECEIVABLE
                                                  ----------  ----------  ----------  ----------  ------------  --------------
Stock issued at $0.0004 per share for
    subscription receivable                             --    $    --     10,167,741  $   10,168  $     (6,168) $       (4,000)
    Net loss                                            --         --             --          --            --              --
                                                 -----------  ----------  ----------  ----------  ------------  --------------
Balance at December 31, 2001                            --         --     10,167,741      10,168        (6,168)         (4,000)

    Proceeds from subscription receivable               --         --             --          --            --           4,000
    Stock issued at $0.0004 per share for
      license rights                                    --         --      2,541,935       2,542        (1,542)             --
    Stock options issued for consulting services        --         --             --          --        60,589              --
    Amortization of unearned consulting services        --         --             --          --            --              --
    Sales of common stock at $0.63 per share
      through private placement, net of
      expenses                                          --         --      3,043,332       3,043     1,701,275              --
    Net loss                                            --         --             --          --            --              --
                                                 -----------  ----------  ----------  ----------  ------------  --------------
Balance at December 31, 2002                            --         --     15,753,008      15,753     1,754,154              --

    Common stock issued at $0.63 per share
      net of expenses                                   --         --      1,321,806       1,322       742,369              --
    Effect of reverse acquisition                       --         --      6,287,582       6,287     2,329,954              --
    Amortization of unearned consulting costs           --         --             --          --            --              --
    Unrealized loss on marketable equity
       securities                                       --         --             --          --            --              --
    Payment for fractional shares for stock
       combination                                      --         --             --          --          (300)             --
    Preferred stock issued at $10 per share
      net of expenses                            1,000,000      1,000             --          --     9,045,176              --
    Imputed preferred stock dividend                    --         --             --          --       418,182              --
    Net loss                                            --         --             --          --            --              --
                                                 -----------  ----------  ----------  ----------  ------------  --------------
Balance at December 31, 2003                     1,000,000    $ 1,000     23,362,396  $   23,362  $  14,289,535             --
                                                 ===========  ==========  ==========  ==========  ============  ==============


                                                      DEFICIT                                       TOTAL
                                                   ACCUMULATED     ACCUMULATED                      STOCK-
                                                   DURING THE         OTHER         UNEARNED       HOLDERS'
                                                   DEVELOPMENT    COMPREHENSIVE    CONSULTING       EQUITY
                                                      STAGE           LOSS           COSTS       (DEFICIENCY)
                                                  -------------  ---------------  ------------  --------------
Stock issued at $0.0004 per share for
    subscription receivable                       $          --  $         --     $        --   $           --
    Net loss                                            (56,796)           --              --          (56,796)
                                                  -------------  ---------------  ------------  --------------
Balance at December 31, 2001                            (56,796)           --              --          (56,796)

    Proceeds from subscription receivable                    --            --              --            4,000
    Stock issued at $0.0004 per share for
      license rights                                         --            --              --            1,000
    Stock options issued for consulting services             --            --         (60,589)              --
    Amortization of unearned consulting services             --            --          22,721           22,721
    Sales of common stock at $0.63 per share
      through private placement, net of
      expenses                                               --            --              --        1,704,318
    Net loss                                         (1,037,320)           --              --       (1,037,320)
                                                  -------------  ---------------  ------------  --------------
Balance at December 31, 2002                         (1,094,116)           --         (37,868)         637,923

    Common stock issued at $0.63 per share
      net of expenses                                        --            --              --          743,691
    Effect of reverse acquisition                            --            --              --        2,336,241
    Amortization of unearned consulting costs                --            --          37,868           37,868
    Unrealized loss on marketable equity
       securities                                            --        (7,760)             --           (7,760)
    Payment for fractional shares for stock
       combination                                           --            --              --             (300)
    Preferred stock issued at $10 per share
      net of expenses                                        --            --              --        9,046,176
    Imputed preferred stock dividend                   (418,182)           --              --
    Net loss                                         (5,960,907)           --              --       (5,960,907)
                                                  -------------  ---------------  ------------  --------------
Balance at December 31, 2003                      $  (7,473,205) $     (7,760)    $        --   $    6,832,932
                                                  =============  ===============  ============  ==============

See accompanying notes to consolidated financial statements.

                MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                      Consolidated Statements of Cash Flows

                                                                                                           CUMULATIVE
                                   PERIOD FROM
                                                                                                         AUGUST 1, 2001
                                                                                 YEARS DECEMBER 31,      (INCEPTION) TO
                                                                            --------------------------     DECEMBER 31,
                                                                                2003           2002            2003
                                                                            -----------    -----------    ------------
Cash flows from operating activities:
   Net loss                                                                 $(5,960,907)   $(1,037,320)   $ (7,055,023)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Common stock issued for license rights                                        --          1,000           1,000
       Amortization of unearned consulting costs                                 37,868         22,721          60,589
       Amortization of intangible assets                                        145,162             --         145,162
       Depreciation                                                               6,216             --           6,216
       Loss on impairment of intangible assets                                1,248,230             --       1,248,230
       Loss on disposition of intangible assets                               1,213,878             --       1,213,878
       Changes in operating assets and liabilities, net of acquisition:
         Decrease in prepaid expenses and deposits                               33,264             --          33,264
         Increase in accounts payable                                            59,961        164,899         224,860
         Decrease in accrued expenses                                          (138,869)       (13,323)       (122,896)
         (Decrease) increase in due affiliate                                   (96,328)        96,328              --
                                                                            -----------    -----------    ------------
           Net cash used in operating activities                             (3,451,525)      (765,695)     (4,244,720)
                                                                            -----------    -----------    ------------
Cash flows from investing activities:
   Purchase of property and equipment                                            (6,554)            --          (6,554)
   Cash paid in connection with acquisition                                     (32,808)            --         (32,808)
   Proceeds from sale of license                                                200,000             --         200,000
                                                                            -----------    -----------    ------------
           Net cash provided by investing activities                            160,638             --         160,638
                                                                            -----------    -----------    ------------
Cash flows from financing activities:
   Proceeds from issuances of notes payable to stockholders                          --        206,000         233,500
   Repayments of notes payable to stockholders                                 (206,000)       (27,500)       (233,500)
   Proceeds from issuance of note payable to bank                                    --        600,000         600,000
   Repayment of note payable to bank                                           (600,000)            --        (600,000)
   Proceeds from subscriptions receivable                                            --          4,000           4,000
   Payment for fractional shares for stock combination                             (300)            --            (300)
   Proceeds from sale of common stock, net                                      743,691      1,704,318       2,448,009
   Proceeds from sale of preferred stock, net                                 9,046,176             --       9,046,176
                                                                            -----------    -----------    ------------
           Net cash provided by financing activities                          8,983,567      2,486,818      11,497,885
                                                                            -----------    -----------    ------------

           Net increase in cash and cash equivalents                          5,692,680      1,721,123       7,413,803

Cash and cash equivalents at beginning of period                              1,721,123             --              --
                                                                            -----------    -----------    ------------
Cash and cash equivalents at end of period                                  $ 7,413,803    $ 1,721,123    $  7,413,803
                                                                            ===========    ===========    ============
Supplemental disclosure of cash flow information:
   Interest paid                                                            $       502    $    15,665    $     26,934
                                                                            ===========    ===========    ============

Supplemental disclosure of noncash investing and financing activities:
   Stock options issued for consulting services
   Issuance of common stock for acquisition                                $        --    $    60,589    $     60,589
   Marketable equity securities received in connection with                  2,336,241             --       2,336,241
     sale of license                                                           359,907             --         359,907
                                                                           ===========    ===========    ============

See accompanying notes to consolidated financial statements.

                         MANHATTAN PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


(1) MERGER AND NATURE OF OPERATIONS

On February 21, 2003, the Company (formerly known as "Atlantic Technology Ventures, Inc.") completed a reverse acquisition of privately held Manhattan Research Development, Inc. (formerly Manhattan Pharmaceuticals, Inc.), a Delaware corporation. The merger was effected pursuant to an Agreement and Plan of Merger dated December 17, 2002 (the "Merger Agreement") by and among the Company, Manhattan Research and Manhattan Pharmaceuticals Acquisition Corp, the Company's wholly owned subsidiary ("MPAC"). In accordance with the terms of the Merger Agreement, MPAC merged with and into Manhattan Research, with Manhattan Research remaining as the surviving corporation and a wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, upon the effective time of the merger, the outstanding shares of common stock of Manhattan Research automatically converted into an aggregate of 18,689,917 shares of the Company's common stock, which represented 80 percent of the Company's outstanding voting stock after giving effect to the merger. In addition, immediately prior to the merger Manhattan Research had outstanding options and warrants to purchase an aggregate of 172,856 shares of its common stock, which, in accordance with the terms of the merger, automatically converted into options and warrants to purchase an aggregate of 2,196,944 shares of the Company's common stock. Since the stockholders of Manhattan Research received the majority of the voting shares of the Company, the merger was accounted for as a reverse acquisition whereby Manhattan Research was the accounting acquirer (legal acquiree) and the Company was the accounting acquiree (legal acquirer). Based on the five-day average price of the Company's common stock of $0.50 per share, the purchase price approximated $2,336,000 ($3,167,178 including net liabilities assumed) which represents 20 percent of the market value of the combined Company's post-merger total outstanding shares of 23,362,396. In connection with the merger, the Company changed its name from "Atlantic Technology Ventures, Inc." to "Manhattan Pharmaceuticals, Inc." At the time of the merger, Manhattan Research recognized patents and licenses for substantially all of the purchase price. A purchase price allocation was completed in the third quarter of 2003 and did not result in changes to the initial estimate. As a result of acquiring Manhattan Research, the Company received new technologies.

A summary of the purchase price allocation is as follows:

                        MANHATTAN PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


Common stock issued                                                 $ 2,336,241
Acquisition costs paid                                                   32,808
                                                                    -----------
Total purchase price                                                  2,369,049

Net liabilities assumed in acquisition                                  798,129
                                                                    -----------
Excess purchase price (allocated to
    intangible assets)                                              $ 3,167,178
                                                                    ===========
Assets purchased:
    Prepaid expenses                                                $    38,307
    Property and equipment                                                7,683
    Deposits                                                             19,938
                                                                    -----------
                                                                          65,928
                                                                    -----------
Liabilities assumed:
    Accounts payable                                                    323,735
    Accrued expenses                                                    540,322
                                                                    -----------
                                                                         864,057
                                                                    -----------
Net liabilities assumed                                             $  (798,129)
                                                                    ===========


The following unaudited pro forma financial information presents the combined results of operations of Manhattan Pharmaceuticals and Manhattan Research as if the acquisition had occurred as of January 1, 2003 and 2002, after giving effect to certain adjustments, including the issuance of Manhattan Pharmaceuticals common stock as part of the purchase price. For the purpose of this pro forma presentation, both Manhattan Pharmaceuticals' and Manhattan Research's financial information is presented for the years ended December 31, 2003 and 2002, respectively. The unaudited pro forma condensed consolidated financial information does not necessarily reflect the results of operations that would have occurred had Manhattan Pharmaceuticals and Manhattan Research been a single entity during such periods.

                         MANHATTAN PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


                                                 Year ended         Year ended
                                                December 31,       December 31,
                                                    2003              2002
                                               -------------     ---------------
Revenues                                       $         --      $           --
Net loss                                       $ (6,160,455)     $   (2,966,731)

Weighted-average shares of common
  stock outstanding: Basic and diluted           23,362,396          20,123,779

Basic and diluted net loss per
  common share                                 $      (0.26)     $        (0.15)


On August 22, 2003, the Company sold all if its remaining rights to its CT-3 technology to Indevus Pharmaceuticals, Inc. ("Indevus"), the Company's licensee, for aggregate consideration of approximately $559,000. The purchase price was paid through a combination of cash and shares of Indevus' common stock. On the same date, the Company settled its arbitration with Dr. Sumner Burstein, the inventor of the CT-3 technology, which includes a complete mutual release from all claims that either party had against the other. As a result of the sale of the Company's rights to the CT-3 technology to Indevus, the Company recorded a one-time charge of $1,213,878 in 2003.

In addition, on August 8, 2003, Bausch & Lomb informed the Company that it had elected not to pursue its development of the Avantix technology, effective August 11, 2003. According to the terms of the Company's agreement with Bausch & Lomb, the Company may re-acquire the technology from Bausch & Lomb and sell or re-license the technology to a third party. The price to re-acquire the technology from Bausch & Lomb is 50% of the proceeds from a third party sale to a maximum of $3,000,000. The Company has no further obligation under the agreement. As a result of Bausch & Lomb's decision not to develop the Avantix technology, the Company recorded a one-time charge of $1,248,230 in 2003 for the impairment of the related intangible asset.

As a result of the events discussed in the two preceding paragraphs, as of December 31, 2003, all intangible assets were eliminated from the Company's consolidated financial statements and amortization of such intangible assets ceased.

As described above, the Company resulted from the February 21, 2003 reverse merger between Atlantic Technology Ventures, Inc., which was incorporated on May 18, 1993, and privately-held Manhattan Research Development, Inc., incorporated on August 6, 2001. The Company was incorporated in the State of Delaware. In connection with the merger, the former stockholders of Manhattan Research received a number of shares of Atlantic's common stock so that following the merger they collectively owned 80 percent of the outstanding shares. Upon completion of the merger, Atlantic changed its name to Manhattan Pharmaceuticals, Inc. and thereafter adopted the business of Manhattan Research Development.

The Company is a development stage biopharmaceutical company that holds an exclusive world-wide, royalty-free license to certain intellectual property related to oleoyl-estrone, which is owned by Oleoyl-Estrone Developments, SL ("OED") of Barcelona, Spain. Oleoyl-estrone is an orally administered small molecule that has been shown to cause significant weight loss in pre-clinical animal studies regardless of dietary modifications. The Company also holds the

                         MANHATTAN PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002

worldwide, exclusive rights to proprietary lingual spray technology to deliver the drug propofol for proprocedural sedation prior to diagnostic, therapeutic or endoscopic procedures.

(2) LIQUIDITY AND BASIS OF PRESENTATION

LIQUIDITY

The Company has reported a net loss of $1,037,320 for the year ended December 31, 2002 and a net loss of $5,960,907 for the year ended December 31, 2003. The net loss from date of inception, August 6, 2001, to December 31, 2003 amounts to $7,055,023.

As discussed above, on February 21, 2003 the Company completed a reverse acquisition of privately held Manhattan Research Development, Inc. Management believes that the Company will continue to incur net losses through at least December 31, 2004. Based on the resources of the Company available at December 31, 2003, management believes that the Company will need additional equity or debt financing or will need to generate revenues during 2005 through licensing its products or entering into strategic alliances to be able to sustain its operations through 2005 until it can achieve profitability, if ever.

The Company's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances and its ability to realize the full potential of its technology in development. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company's needs in the long term. Through December 31, 2003, a significant portion of the Company's financing has been through private placements of common and preferred stock and debt financing. Until and unless the Company's operations generate significant revenues, the Company will attempt to continue to fund operations from cash on hand and through the sources of capital previously described.

As described in Note 5, on November 7, 2003, the Company completed a private placement of 1,000,000 shares of its newly-designated Series A Convertible Preferred Stock at a price of $10 per share, resulting in gross proceeds to the Company of $10,000,000 (net proceeds $9,046,176). Each share of Series A Convertible Preferred Stock is convertible at the holder's election into shares of the Company's common stock at a conversion price of $1.10 per share. The conversion price of the Series A Convertible Preferred Stock was less than the market value of the Company's common stock on November 7, 2003. Accordingly, the Company recorded a charge for the beneficial conversion feature associated with the convertible preferred stock of $418,182.

Under an equity-line-of-credit arrangement, Fusion Capital has committed to purchasing $6,000,000 of the Company's common stock. The Company's stock price is currently below the $3.40 minimum required in order for it to be able to sell shares of its common stock to Fusion, but if in the future its stock price exceeds this minimum, the Company may elect to sell shares of its common stock to Fusion under the equity-line-of-credit arrangement. In addition, in November 2001, Fusion Capital waived the $3.40 minimum and purchased from the Company under the equity-line-of-credit arrangement 83,333 shares of its common stock at a price per share of $1.20, representing an aggregate purchase price of

                         MANHATTAN PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002

$100,000. Fusion Capital again waived the $3.40 minimum in May 2002 and purchased 2,000 shares of common stock for an aggregate purchase price of $1,667.

The purchase price for the common stock to be issued to Fusion Capital under the Company's equity-line-of-credit arrangement with Fusion Capital will fluctuate based on the closing price of the Company's common stock. Fusion Capital may at any time sell none, some or all of the shares of common stock purchased from the Company. Depending upon market liquidity at the time, sale by Fusion of shares the Company issues to them could cause the trading price of the Company's common stock to decline. Sale of a substantial number of shares of the Company's common stock by Fusion, or anticipation of such sales, could make it more difficult for the Company to sell equity or equity related securities in the future at a time and at a price that it might otherwise wish to effect sales. The Company currently has no plans to seek financing under this arrangement.

On July 25, 2003, the Board of Directors adopted a resolution authorizing an amendment to the certificate of incorporation providing for a 1-for-5 combination. A resolution approving the 1-for-5 combination was thereafter consented to in writing by holders of a majority of the Company's outstanding common stock. The proposed 1-for-5 combination became effective on September 25, 2003. Accordingly, all share and per share information in these consolidated financial statements has been restated to retroactively reflect the 1-for-5 combination.

BASIS OF PRESENTATION

The consolidated financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises."


(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

                         MANHATTAN PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002

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

COMPUTATION OF NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect because the Company incurred a net loss during each period presented. The amounts of potentially dilutive securities excluded from the calculation were 15,420,033 and 3,541,197 in 2003 and 2002 respectively.

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from historical amounts. The Company has elected to continue to account for employee stock options using the intrinsic value method under APB
25. By making that election, it is required by SFAS 123 and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" to provide pro forma disclosures of net income (loss) and earnings (loss) per share as if a fair value based method of accounting had been applied.

Had compensation costs been determined in accordance with the fair value method prescribed by SFAS No. 123 for all options issued to employees and amortized over the vesting period, the Company's net loss applicable to common shares and net loss per common share (basic and diluted) for plan options would have been increased to the pro forma amounts indicated below.

                         MANHATTAN PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


                                                        2003            2002
                                                    -----------     -----------
Net loss per common share, as reported              $(5,960,907)    $(1,037,320)
Deduct:  Total stock-based employee
         compensation expense determined
         under fair value method                       (302,974)       (603,259)
                                                    -----------     -----------
Net loss per common share, pro forma                $(6,263,881)    $(1,640,579)
                                                    ===========     ===========
Net loss per common share - basic
    As reported                                     $     (0.28)    $     (0.08)
    Pro forma                                             (0.28)          (0.13)


The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants in 2003 and 2002: dividend yield of 0%; expected volatility of 82% for 2003 and 147% for 2002; risk-free interest rate of 3.2% for 2003 and 4.0% for 2002; and expected lives of eight years for each year presented.

FINANCIAL INSTRUMENTS

At December 31, 2003 and 2002, the fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses approximate carrying values due to the short-term nature of these instruments.

MARKETABLE SECURITIES

Marketable equity securities are carried at market value since they are considered available-for-sale. The following is a summary of the Company's marketable equity securities:

                                                             Unrealized
                                              Cost          Holding loss      Fair value
                                          --------------   --------------   --------------
        Indevus Pharmaceuticals, Inc.
        common stock                      $      359,907   $      (7,760)   $      352,147
                                          ==============   ==============   ==============

        Unrealized loss (and gain, if any) is excluded from operations and included in accumulated other comprehensive income (loss). The Company's comprehensive loss for 2003 was $5,968,667.

(4) PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                         MANHATTAN PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


                                                2003              2002
                                            -------------     -------------
        Property and equipment              $      27,054                --
        Less accumulated depreciation             (19,033)               --
                                            -------------     -------------
        Net property and equipment          $       8,021                --
                                            =============     =============


(5) STOCKHOLDERS' EQUITY

COMMON STOCK

The Company issued 10,167,740 shares of common stock to investors during December 2001 for subscriptions receivable of $4,000 or $0.0004 per share. During 2002, the Company received the $4,000.

In August 2002, the Company entered into one-year agreements with four consultants and issued options to these consultants to purchase 101,678 shares of the Company's common stock at an exercise price of $.0039 per share expiring in August 2007. The Company valued these options at $60,589, using the minimum value method, and is amortizing the expense through August 2003. Therefore, the Company expensed $22,721 in 2002 and $37,868 in 2003. During 2002 and 2003 no options were exercised.

During 2002, the Company commenced a private placement and sold 239,450 shares of common stock at $8 ($0.63 post merger) per share and received proceeds of $1,704,318, net of expenses of $211,281. These shares converted into 3,043,332 shares of the Company's common stock when the Company completed the reverse acquisition of Manhattan Research as described below. In addition, each investor received warrants equal to 10% of the number of shares of common stock purchased and, accordingly, Manhattan Research issued warrants to purchase 23,945 shares of common stock in 2002 in connection with the private placement. Upon the merger, these converted into warrants to purchase approximately 304,000 shares of the Company's common stock. Each warrant had an exercise price of $8 per share, which post merger converted to approximately $0.63. These warrants expire in 2007.

During January and February 2003, the Company sold an additional 104,000 shares of common stock at $8 ($0.63, post merger) per share and warrants to purchase 10,400 shares of common stock exercisable at $8 ($0.63 post merger) through the private placement and received net proceeds of $743,691. These shares converted into 1,321,806 shares of the Company's common stock when the Company completed its reverse acquisition of Manhattan Research. The warrants to purchase 10,400 shares of common stock converted into warrants to purchase 132,181 common shares of the Company.

In addition, in connection with the private placement, the Company issued to Joseph Stevens & Co., Inc., a NASD-member broker-dealer, warrants to purchase 130,511 shares of its common stock that are exercisable at $8 ($0.63 post merger) per share and expire in 2008. Upon the merger, these warrants converted into warrants to purchase 1,658,753 shares of common stock of the Company.

                         MANHATTAN PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002

SERIES A PREFERRED STOCK

On November 7, 2003, the Company completed a private placement of 1,000,000 shares of its newly-designated Series A Convertible Preferred Stock at a price of $10 per share, resulting in gross proceeds to the Company of $10,000,000 (net proceeds $9,046,176). Each share of Series A Convertible Preferred Stock is convertible at the holder's election into shares of the company's common stock at a conversion price of $1.10 per share. The conversion price of the Series A Convertible Preferred Stock was less than the market value of the Company's common stock on November 7, 2003. Accordingly, the Company recorded a charge for the beneficial conversion feature associated with the convertible preferred stock of $418,182. The Series A Convertible Preferred Stock has a payment-in-kind dividend of 5 percent.

On all matters submitted for stockholder approval, each share of Series A stock is entitled to such number of votes as is equal to the number of common shares into which such preferred shares are then convertible. In addition, so long as at least 50 percent of the number of Series A shares originally issued are outstanding, the affirmative vote of at least two-thirds of all outstanding Series A shares voting separately as a class shall be necessary to permit, effect any one or more of the following:

      o the amendment, alteration or repeal of any provision of our certificate of incorporation or bylaws so as to adversely affect the relative rights and preferences of the Series A stock;

      o the declaration or payment of any dividend or distribution on any securities of the Company other than the Series A stock;

      o the authorization, issuance or increase of any security ranking prior to or on parity with the Series A stock in connection with a dissolution, sale of all or substantially all of our assets or other "Liquidation Event," or with respect to the payment of any dividends or distributions;

      o  the approval of any Liquidation Event; and

      o the effect any amendment of our certificate of incorporation or bylaws that would materially adversely affect the rights of the Series A stock.


The proceeds from the private placement will be used to fund clinical and non-clinical research and development, working capital and general corporate purposes. Maxim Group, LLC of New York, together with Paramount Capital, Inc., a related party, acted as the placement agents in connection with the private placement.

(6) STOCK OPTIONS

      2003 STOCK OPTION PLAN

In December 2003 the Company established the 2003 Stock Option Plan (the 2003
Plan), which provides for the granting of up to 5,400,000 options to officers, directors, employees and consultants for the purchase of stock. No grants were made under this plan in 2003.

      1995 STOCK OPTION PLAN

In July 1995, the Company established the 1995 Stock Option Plan (the 1995
Plan), which provided for the granting of up to 130,000 options to officers, directors, employees and consultants for the purchase of stock. In July 1996, the 1995 Plan was amended to increase the total number of shares authorized for issuance by 60,000 shares to a total of 190,000 shares and beginning with the 1997 calendar year, by an amount equal to one percent (1%) of the shares of common stock outstanding on December 31 of the immediately preceding calendar year. At December 31, 2003 and 2002, 298,767 and 264,770 shares were authorized for issuance. The options have a maximum term of 10 years and vest over a period determined by the Company's Board of Directors (generally 4 years).

During 2002, the Company granted employees and directors an aggregate of 32,000 Plan options . All stock options granted during 2002 and 2001 were granted at the quoted market price on the date of grant.

Also, during 2002, the Company granted to employees an aggregate of 400,000 options outside of the 1995 Plan. Of these options, 95,000 options represent the annual issuance of stock options to employees on terms similar to those of prior year. They vest 25% upon issuance and the remaining options vest in 25% increments on an annual basis. In addition, 190,000 of these options were issued as incentive options and will vest upon the earlier of the achievement of certain milestones by the Company or five years. The remaining 115,000 options were issued and fully vested in March 2002 as part of voluntary revisions to compensation arrangements with certain employees, which principally resulted in the employees deferring a significant portion of their salary. Initially, this deferred salary was payable on the earlier of the Company's discretion, the employee's termination, and, in certain cases, at the conclusion of the employee's contracts and as such the Company continued to accrue for those

                         MANHATTAN PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002

salary costs. The 400,000 options were granted at the stock price on the date of issuance, and are exercisable for a period of ten years regardless of whether the grantee continues to be employed by the Company.

A summary of the status of the Company's stock options as of December 31, 2003 and 2002 and changes during the years then ended is presented below:

                                       2003                       2002
                           -------------------------   -------------------------
                                          Weighted                    Weighted
                                           average                     average
                                          exercise                    exercise
                             Shares         price         Shares        price
                           ----------    -----------   -----------   -----------
Outstanding at
beginning of year             689,840    $      5.00       262,640   $     12.00
    Granted                   876,490           0.40       432,000          1.20
    Cancelled                (173,640)          8.43        (4,800)        47.50
                                                       -----------   -----------
Outstanding at end
  of year                   1,392,690    $      1.68       689,840   $      5.00
                           ==========    ===========   ===========   ===========
Options exercisable
  at year-end                 398,617                      426,673
                          ===========                  ===========
Weighted-average
  fair value of
  options granted
  during the year         $      0.06                  $      0.05
                          ===========                  ===========

                         MANHATTAN PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002

The following table summarizes the information about stock options outstanding at December 31, 2003:

                                       Remaining            Number of
    Exercise            Number        contractual            options
      price          outstanding      life (years)         exercisable
   -----------    ----------------  ---------------      ---------------
   $ 0.400                876,090        9.16                        --
     0.425                    400        9.15                        --
     1.000                115,000        8.25                   115,000
     1.250                235,000        8.14                   142,500
     1.250                 32,000        8.08                    15,667
     3.050                    800        7.61                       800
     4.375                 55,000        7.15                    46,250
     6.565                 10,000        5.61                    10,000
     6.875                  2,000        5.41                     2,000
     7.500                 10,000        5.81                    10,000
     8.750                    800        5.73                       800
     11.565                   400        4.66                       400
     15.938                10,800        6.75                    10,800
     16.250                 2,000        4.61                     2,000
     20.938                39,600        6.28                    39,600
     30.470                 2,000        6.22                     2,000
     35.000                   400        3.46                       400
     37.500                   400        2.56                       400
                  ----------------                       ---------------
                        1,392,690                               398,617
                  ================                       ===============


(7) STOCK WARRANTS RELATING TO ATLANTIC TECHNOLOGY VENTURES, INC.

As of December 31, 2003, the Company had a total of 348,901 warrants outstanding relating to Atlantic Technology Ventures, Inc. The prices of these warrants range from $2.95 to approximately $27. These warrants exprire between 2005 and 2007.

(8) RELATED-PARTY TRANSACTIONS

In 2003 and 2002 the Company entered into consulting agreements with certain members of its Board of Directors. These agreements require aggregate payments of $10,417 per month. Consulting expense under these agreements was approximately $125,000 and $37,500 for the years ended December 31, 2003 and 2002, respectively.

                         MANHATTAN PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002

(9) INCOME TAXES

There was no current or deferred tax expense for the years ended December 31, 2003 and 2002 because of the Company's operating losses.

The components of deferred tax assets and deferred tax liabilities as of December 31, 2003 and 2002 are as follows:

                                                      2003              2002
                                                  -----------       -----------
Deferred tax assets:
    Tax loss carryforwards                        $ 1,889,000       $   348,000
    Research and development credit                    51,000            21,000
    License costs                                      84,000            87,000

                                                  -----------       -----------
       Gross deferred tax assets                    2,024,000           456,000
    Less valuation allowance                       (2,024,000)         (456,000)
                                                  -----------       -----------
       Net deferred tax assets                    $        --       $        --
                                                  ===========       ===========

                         MANHATTAN PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


The reasons for the difference between actual income tax benefit for the years ended December 31, 2003 and 2002 and the amount computed by applying the statutory federal income tax rate to losses before income tax benefit are as follows:

                                        2003                      2002
                               ---------------------      ---------------------
                                               % of                       % of
                                              pretax                     pretax
                                  Amount       loss          Amount       loss
                               -----------    ------      -----------    -----
Income tax benefit
    at statutory rate          $(2,027,000)    (34.0)%   $  (353,000)    (34.0)%
State income taxes,
    net of Federal
    tax                           (354,000)    (5.9)%        (60,000)    (5.8)%
Change in valuation
    allowance                    1,568,000     26.3%         434,000     41.8%
Credits generated
    in current year                (30,000)    (0.5)%        (21,000)    (2.0)%
Impairment of
    intangible assets              424,000      7.1%              --       --%
Loss on sale of
    intangible assets              412,000      6.9%              --       --%

Other, net                           7,000      0.1%              --       --%
                               -----------     ----      -----------    -----
Income tax benefit             $        --       --%     $        --       --%
                               ===========     ====      ===========    =====


A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net change in the total valuation allowance for the years ended December 31, 2003 and 2002 was an increase of $1,568,000 and $434,000, respectively. The tax benefit assumed using the federal statutory tax rate of 34% has been reduced to an actual benefit of zero due principally to the aforementioned valuation allowance.

At December 31, 2003, the Company had potentially utilizable federal and state net operating loss tax carryforwards of approximately $4,723,000. The net operating loss carryforwards expire in various amounts through 2023 for federal and state tax purposes. The Tax Reform Act of 1986 contains provisions, which limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests. As a result of the merger with Manhattan Research Development, Inc. in February 2003, the Company incurred a significant change in its ownership, limiting its ability to utilize net operating loss carryforwards to approximately $100,000 annually. If the Company has taxable income in the future which exceeds this permissible annual net operating loss carryforward, the Company would incur a federal income tax liability even though net operating loss carryforwards would be available in future years. At December 31, 2003, the Company also had research and development credit carryforwards of approximately $51,000 for federal tax purposes which expire in various amounts through 2023.

                         MANHATTAN PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002

(10) LICENSE AND CONSULTING AGREEMENTS

On February 15, 2002, the Company entered into a License Agreement (the "License Agreement") with OED. Under the terms of the License Agreement, OED granted to the Company a world-wide license to make, use, lease and sell the products incorporating the licensed technology (see Note 1). OED also granted to the Company the right to sublicense to third parties the licensed technology or aspects of the licensed technology with the prior written consent of OED. OED retains an irrevocable, nonexclusive, royalty-free right to use the licensed technology solely for its internal, noncommercial use. The License Agreement shall terminate automatically upon the date of the last to expire patent contained in the licensed technology or upon the Company's bankruptcy. OED may terminate the License Agreement in the event of a material breach by the Company that is not cured within the notice period. The Company may terminate the License Agreement for any reason upon 60 days notice.

Under the License Agreement, the Company agreed to pay to OED certain licensing fees which are being expensed as they are incurred. Through December 31, 2003, the Company paid $175,000 in licensing fees which is included in 2002 research and development expense. In addition, pursuant to the License Agreement, the Company issued 1,000,000 shares of its common stock to OED. The Company valued these shares at their then estimated fair value of $1,000.

In connection with the License Agreement, the Company has agreed to future milestone payments to OED as follows:

(i) $250,000 upon the treatment of the first patient in a Phase I clinical trial under a Company-sponsored investigational new drug application ("IND"); (ii) $250,000 upon the treatment of the first patient in a Phase II clinical trial under a Company-sponsored IND; (iii) $750,000 upon the first successful completion of a Company-sponsored Phase II clinical trial under a Company-sponsored IND; (iv) $2,000,000 upon the first successful completion of a Company-sponsored Phase III clinical trial under a Company sponsored IND; and
(v) $6,000,000 upon the first final approval of the first new drug application for the first licensed product by the United States Food and Drug Administration.

In addition to the License Agreement, the Company entered into a consulting agreement with OED. The agreement became effective in February 2002, at a fee of $6,250 per month, and will terminate when the License Agreement terminates. The fees associated with the consulting agreement are expensed as incurred. OED agreed to serve as a member of the Company's Scientific Advisory Board and to render consultative and advisory services to the Company. Such services include research, development and clinical testing of the Company's technology as well as the reporting of the findings of such tests, assistance in the filing of patent applications and oversight and direction of efforts in regards to personnel for clinical development.

In April 2003, the Company entered into a license and development agreement with NovaDel Pharma, Inc. ("NovaDel"), a company with significant common stockholders with the Company, under which the Company received certain worldwide, exclusive rights to develop and commercialize products related to NovaDel's proprietary lingual spray technology for delivering propofol for pre-procedural sedation.

                         MANHATTAN PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002

Under the terms of this agreement, the Company agreed to use its commercially reasonable efforts to develop and commercialize the licensed products, to obtain necessary regulatory approvals and to thereafter exploit the licensed products. The agreement also provides that NovaDel will undertake to perform, at the Company's expense, a substantial portion of the development activities, including, without limitation, preparation and filing of various applications with applicable regulatory authorities. Holders of a significant portion of the Company's common stock own a significant portion of the common stock of NovaDel.

In consideration for our rights under the NovaDel license agreement, we paid NovaDel an initial license fee of $500,000 upon the completion of our $10 million private placement of Series A Convertible Preferred Stock in November 2003. In addition, the license agreement requires us to make certain milestone payments as follows: $1,000,000 payable following the date that the first IND for lingual spray propofol is accepted for review by the FDA; $1,000,000 following the date that the first European Marketing Application is accepted for review by any European Union country; $2,000,000 following the date when the first filed NDA for lingual spray propofol is approved by the FDA; $2,000,000 following the date when the first filed European Marketing Application for lingual spray propofol is accepted for review; $1,000,000 following the date on which an application for commercial approval of lingual spray propofol is approved by the appropriate regulatory authority in each of Australia, Canada, Japan and South Africa; and $50,000 following the date on which an application for commercial approval for lingual spray propofol is approved in any other country (other than the U.S. or a member of the European Union).

In addition, the Company is obligated to pay to NovaDel an annual royalty based on a fixed rate of net sales of licensed products, or if greater, the annual royalty is based on the Company's net profits from the sale of licensed products at a rate that is twice the net sales rate. In the event the Company sublicenses the licensed product to a third party, the Company is obligated to pay royalties based on a fixed rate of fees or royalties received from the sublicensee until such time as the Company recovers its out-of-pocket costs, and thereafter the royalty rate doubles. Because of the continuing development efforts required of NovaDel under the agreement, the royalty rates are substantially higher than customary for the industry. The Company is also required to pay an up-front fee in installments contingent on whether the Company receives certain amounts through financings, revenues or otherwise. Through December 31, 2003, the Company has paid and expensed $500,000 of such up-front fee.

NovaDel may terminate the agreement (i) upon 10 days' notice if the Company fails to make any required milestone or royalty payments, or (ii) if the Company becomes bankrupt or if a petition in bankruptcy or insolvency is filed and not dismissed within 60 days or if the Company becomes subject to a receiver or trustee for the benefit of creditors. Each party may terminate the agreement upon 30 days' written notice and an opportunity to cure in the event the other party committed a material breach or default. The Company may also terminate the agreement for any reason upon 90 days' notice to NovaDel.

On August 22, 2003, the Company sold all of its remaining rights to its CT-3 technology to Indevus Pharmaceuticals, Inc. ("Indevus"), the Company's licensee, for aggregate consideration of approximately $559,000. The purchase price was paid through a combination of cash and shares of Indevus' common stock. On the same date, the Company settled its arbitration with Dr. Sumner Burstein, the inventor of the CT-3 technology, which includes a complete mutual release from all claims that either party had against the other. As a result of the sale of the Company's rights to the CT-3 technology to Indevus, the Company recorded a one-time charge of $1,213,878 in 2003.

On August 8, 2003, Bausch & Lomb informed the Company that it had elected not to pursue its development of the Avantix technology effective August 11, 2003. According to the terms of Company's agreement with Bausch & Lomb, the Company

                         MANHATTAN PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002

may re-acquire the technology from Bausch & Lomb and sell or re-license the technology to a third party. The price to re-acquire the technology from Bausch & Lomb is 50 percent of the proceeds from a third party sale to a maximum of $3 million. The Company has no further obligation under the agreement. As a result of Bausch & Lomb's decision not to develop the Avantix technology, the Company recorded a one-time charge of $1,248,230 in 2003 for the impairment of the related intangible asset.

(11) COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

The Company is currently not party to any claims or lawsuits.

EMPLOYMENT AGREEMENTS

The Company entered into employment agreements with two executives during 2003. These agreements as amended provide for the payment of base salaries totaling $475,000 as well as performance-based bonuses. The agreements range in term from one to two years.

CONSULTING AGREEMENTS

The Company has month to month agreements with certain employees requiring aggregate monthly payments of $20,834.

(12) SUBSEQUENT EVENTS

On January 13, 2004, the Company completed a private placement of 3,368,637 shares of its common stock at a per share price of $1.10. After deducting commissions and other expenses relating to the private placement, the Company received aggregate net proceeds of approximately $3,444,000. The Company also issued to the placement agent engaged in connection with the private placement a 5-year warrant to purchase 336,864 shares of common stock at a price of $1.10 per share.

The proceeds from the private placement will be used to fund clinical and non-clinical research and development, working capital and general corporate purposes. Paramount Capital, Inc., acted as the placement agent in connection with the private placement. Three of the Company's Directors are also employees of Paramount Capital, Inc., a related party.

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

      3.1 Certificate of incorporation, as amended through September 25, 2003 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-QSB for the quarter ended September 30,
                  2003).

      3.2 Bylaws, as amended to date (incorporated by reference from Registrant's registration statement on Form SB-2, as amended
                  (File No. 33-98478)).

      3.3         Certificate of Designations of Series A Convertible Preferred
                  Stock (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form SB-2 filed January
                  13, 2004 (File No. 333-111897).

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

      4.7 Form of bridge warrant (incorporated by reference from Registrant's registration statement on Form SB-2, as amended
                  (File No. 33-98478)).

      4.8 Warrant issued to John Prendergast to purchase 37,500 shares of Registrant's common stock (incorporated by reference from Exhibit 10.24 to the Registrant's Form 10-QSB for the quarter ended March 31, 1997).

      4.9 Warrant No. 1 issued to Joseph Stevens & Company, Inc. to purchase 150,000 shares of Registrant's Common Stock exercisable January 4, 2000 (incorporated by reference to Exhibit 10.28 to the Registrant's Form 10-KSB for the year ended December 31, 1999).

      4.10 Warrant No. 2 issued to Joseph Stevens & Company, Inc. to purchase 150,000 shares of Registrant's Common Stock exercisable January 4, 2001 (incorporated by reference to Exhibit 10.29 to the Registrant's Form 10-KSB for the year ended December 31, 1999).


      4.11 Warrant No. 3 issued to Joseph Stevens & Company, Inc. to purchase 150,000 shares of Registrant's Common Stock exercisable January 4, 2002 (incorporated by reference to Exhibit 10.30 to the Registrant's Form 10-KSB for the year ended December 31, 1999).

      4.12 Form of stock purchase warrants issued on September 28, 2000 to BH Capital Investments, L.P., exercisable for shares of common stock of the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-QSB for the quarter ended September 30, 2000).

      4.13 Form of stock purchase warrants issued on September 28, 2000 to Excalibur Limited Partnership, exercisable for shares of common stock of the Registrant (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-QSB for the quarter ended September 30, 2000).

      4.14        Warrant certificate issued March 8, 2001 by the Registrant to
                  Dian Griesel (incorporated by reference to Exhibit 10.56 to the Registrant's Form 10-QSB for the quarter ended March 31,
                  2001).

      4.15        Form of warrant issued by Manhattan Research Development,
                  Inc., which automatically converted into warrants to purchase shares of the Registrant's common stock upon the merger transaction with such company (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10-QSB for the quarter ended March 31, 2003).

      4.16 Form of warrant issued to placement agents in connection with the Registrant's November 2003 private placement of Series A
                  Convertible Preferred Stock and the Registrant's January 2004
                  private placement (incorporated by reference to Exhibit 4.18 to the Registrant's Registration Statement on Form SB-2 filed
                  January 13, 2004 (File No. 333-111897)).

     10.1 1995 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-QSB for the quarter ended September 30, 1996).

     10.2 Common stock purchase agreement dated March 16, 2001, between Registrant and Fusion Capital Fund II, LLC (incorporated by reference from Exhibit 10.55 of the Registrant's Form 10-QSB for the quarter ended March 31, 2001).

     10.3 Common stock purchase agreement dated as of May 7, 2001, between Registrant and Fusion Capital Fund II, LLC
                  (incorporated by reference to Exhibit 10.57 of Amendment No. 1 to the Registrant's registration statement on Form SB-2/A filed June 29, 2001 (File 333-61974)).

     10.4 Form of registration rights agreement between Registrant and Fusion Capital Fund II, LLC (incorporated by reference to
                  Exhibit 10.58 of Amendment No. 1 to the Registrant's registration statement on Form SB-2/A filed June 29, 2001
                  (File 333-61974)).

     10.5         Third Amendment to Employment Agreement dated February 21,
                  2003 between the Registrant and Nicholas J. Rossettos
                  (incorporated by reference to Exhibit 10.3 to the Registrant's
                  Form 10-QSB for the quarter ended March 31, 2003).

     10.6         Employment Agreement dated January 2, 2003, between Manhattan
                  Research Development, Inc. and Leonard Firestone, as assigned to the Registrant effective as of February 21, 2003
                  (incorporated by reference to Exhibit 10.4 to the Registrant's
                  Form 10-QSB for the quarter ended March 31, 2003).

     10.7         Employment Agreement dated February 28, 2003, between the
                  Registrant and Nicholas J. Rossettos (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-QSB for the quarter ended March 31, 2003).

     10.8         License Agreement dated on or about February 28, 2002 between
                  Manhattan Research Development, Inc. (f/k/a Manhattan
                  Pharmaceuticals, Inc.) and Oleoyl-Estrone Developments SL
                  (incorporated by reference to Exhibit 10.6 to the Registrant's
                  Amendment No. 2 to Form 10-QSB/A for the quarter ended March
                  31, 2003 filed on March 12, 2004).

     10.9 License Agreement dated April 4, 2003 between the Registrant and NovaDel Pharma, Inc. (incorporated by reference to Exhibit
                  10.1 to the Registrant's Amendment No. 1 to Form 10-QSB/A for the quarter ended June 30, 2003 filed on March 12, 2004).++


     10.10        Employment Agreement dated January 2, 2004 between the
                  Registrant and Leonard Firestone (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on
                  Form SB-2 filed January 13, 2004 (No. 333-111897)).

     10.11        2003 Stock Option Plan (incorporated by reference to Exhibit
                  4.1 to Registrant's Registration Statement on Form S-8 filed
                  February 17, 2004).

     16.1 Letter of KPMG LLP (incorporated by reference to Exhibit 99 filed with the Registrant's Form 8-K filed on December 12,
                  2002).

     23.1         Consent of J.H. Cohn LLP.

     23.2         Consent of Weinberg & Company, P.A.

     31.1         Certification of Chief Executive Officer.

     31.2         Certification of Chief Financial Officer.

     32.1         Certifications of Chief Executive Officer and Chief Financial
                  Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


----------

++ Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.