Form 10KSB/A
period 2003-12-31
MANHATTAN PHARMACEUTICALS INC
filed 2004-04-02
CIK 1001316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                 FORM 10-KSB/A

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

Transitional Small Business Disclosure Format: Yes_____   No __X__

                                TABLE OF CONTENTS

                                                                                     PAGE
PART I
Item 1            Description of Business..............................................1
Item 2            Legal Proceedings....................................................17
Item 3            Description of Property..............................................17
Item 4            Submission of Matters to a Vote of Security Holders..................17
PART II
Item 5            Market for Common Equity and Related Stockholder Matters.............17
Item 6            Management's Discussion and Analysis of Financial Condition
                  and Results of Operations or Plan of Operations......................19
Item 7            Consolidated Financial Statements....................................25
Item 8            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................27
Item 8A           Controls and Procedures..............................................28
PART III
Item 9            Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act....................28
                  ..............................................
Item 10           Executive Compensation...............................................30
Item 11           Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matter ...........................33
Item 12           Certain Relationships and Related Transactions.......................36
Item 13           Exhibit List and Reports on Form 8-K.................................37
Item 14           Principal Accountant Fees and Services...............................41
                  Signaure.............................................................42
                  Index to Consolidated Financial Statements..........................F-1

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

LINGUAL SPRAY PROPOFOL

      Pursuant to an April 2003 license agreement with NovaDel Pharma Inc. ("NovaDel"), we are developing NovaDel's proprietary lingual spray technology to deliver propofol for preprocedural sedation prior to diagnostic, therapeutic or endoscopic procedures. Propofol is currently delivered in an oily emulsion for intravenous infusion for induction and maintenance of general anesthesia or "monitored anesthesia care" in operating rooms, or deep sedation in intensive care units. Sales of Midazolam, a currently prescribed sedative, were reported to be in excess of $536 million annually in 1999. Propofol has previously not been available for dosing via a convenient route of administration for office-based and other ambulatory uses. Accordingly, we have filed a patent disclosure for the oral transmucosal method of use. We are preparing other patent applications related to Manhattan's novel formulation.

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

      In consideration for our rights under the NovaDel license agreement, we paid NovaDel an initial license fee of $500,000 upon the completion of our $10 million private placement of Series A Convertible Preferred Stock in November 2003. In addition, the license agreement requires us to make certain milestone payments as follows: $1,000,000 payable following the date that the first IND for lingual spray propofol is accepted for review by the FDA; $1,000,000 following the date that the first European Marketing Application is accepted for review by any European Union country; $2,000,000 following the date when the first filed NDA for lingual spray propofol is approved by the FDA; $2,000,000 following the date when the first filed European Marketing Application for lingual spray propofol is approved by a European Union country; $1,000,000 following the date on which an application for commercial approval of lingual spray propofol is approved by the appropriate regulatory authority in each of Australia, Canada, Japan and South Africa; and $50,000 following the date on which an application for commercial approval for lingual spray propofol is approved in any other country (other than the U.S. or a member of the European Union).

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

WE ARE CONTROLLED BY CURRENT OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS.

      Our directors, executive officers and principal stockholders beneficially own approximately 53 percent of our outstanding common stock. Accordingly, these persons and their respective affiliates will have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues submitted to our stockholders.

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

RECORD HOLDERS

      The number of holders of record of our common stock as of March 26, 2004 was 494.

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

      For the year ended December 31, 2002, research and development expense was $700,798 as compared to $24,599 during 2001. The increase of $676,199 is due to the fact that substantially all of the pre-clinical work was done in 2002. In addition, we paid license fees of $175,000 in connection with our licensing exclusive world wide rights to our product candidate oleoyl-estrone to Oleoyl-estrone Developments, Inc in 2002.

      For the year ended December 31, 2002, general and administrative expense was $317,384 as compared to $32,197 for 2001. This increase of $285,187 was primarily due to various activities that occurred in 2002 including the following: recruiting fees in connection with recruiting management, office service fees, accounting fees for the audits, patent review and other due diligence expenses.

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

      We are also required to make various milestone payments to NovaDel under the license agreement as follows: $1,000,000 payable following the date that the first IND for lingual spray propofol is accepted for review by the FDA; $1,000,000 following the date that the first European Marketing Application is accepted for review by any European Union country; $2,000,000 following the date when the first filed NDA for lingual spray propofol is approved by the FDA; $2,000,000 following the date when the first filed European Marketing Application for lingual spray propofol is approved by a European Union country; $1,000,000 following the date on which an application for commercial approval of lingual spray propofol is approved by the appropriate regulatory authority in each of Australia, Canada, Japan and South Africa; and $50,000 following the date on which an application for commercial approval for lingual spray propofol is approved in any other country (other than the U.S. or a member of the European Union).

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

RESEARCH AND DEVELOPMENT PROJECTS

OLEOYL-ESTRONE

      In December 2003, we submitted to the FDA a pre Investigational New Drug ("IND") information package about our oleoyl-estrone development program. Utilizing the FDA's review of the pre-IND application, we have completed the design of the balance of the preclinical program for oleoyl-estrone, and are currently assembling the IND application while we complete the remaining toxicology and pharmacology studies. We expect to file the IND application by the end of 2004, assuming no unexpected findings are made during the balance of the preclinical studies. Following the FDA's allowance of our IND application, we intend to immediately begin the Phase I human program in the United States in 2005. Under our license agreement with Oleoyl-Estrone Developments, we will be required to make a $250,000 milestone payment upon the treatment of the first patient in a Phase I trial. Given the uncertainties inherent in early human clinical trials, it is difficult to predict with accuracy when the Phase I program will be completed and, consequently, the timing of subsequent clinical trial programs and any eventual approval by the FDA,.

      To date, we have incurred $1,481,451 of project costs related to our development of oleoyl-estrone, of which $756,054 was incurred in fiscal 2003. Currently, we anticipate that we will need to expend approximately an additional $1,500,000 to $2,500,000 in development costs in fiscal 2004. Since oleoyl-estrone is regarded by the FDA as a new entity, we are not currently able to predict the size and the design of the Phase I study at this time and, accordingly, we cannot currently estimate the total costs of completing development of oleoyl-estrone.

      Although we currently have sufficient capital to fund our anticipated 2004 R&D expenditures relating to oleoyl-estrone, we will need additional raise capital from debt financings or by selling shares of our capital stock in order to complete the anticipated five or six year development program for the product. If we are unable to raise such additional capital, we may have to sublicense our rights to oleoyl-estrone to a third party as a means of continuing development, or, although less likely, we may be required to abandon further development efforts altogether, either of which would have a material adverse effect on the prospects of our business.

      In addition to raising additional capital, whether we are successful in developing oleoyl-estrone is dependent on numerous other factors, including unforeseen safety issues, lack of effectiveness, significant unforeseen delays in the clinical trial and regulatory approval process, both of which could be extremely costly, and inability to monitor patients adequately before and after treatments. See also "Item 1. Description of Business - Risk Factors" in this Form 10-KSB. The existence of any of these factors could increase our development costs or make successful completion of development impractical, which would have a material adverse affect on the prospects of our business.

LINGUAL SPRAY PROPOFOL

      We are currently working with NovaDel to develop, manufacture and commercialize a propofol lingual spray. We expect to file an IND toward the end of 2004, assuming no unanticipated findings are made during the balance of the formulation and toxicology studies that will precede the filing of the IND. To date, the FDA has expressed support for our objective to pursue a bioequivalence strategy for development. We are planning Phase I/II studies to occur during the first half of 2005 following IND issuance. We expect that pivotal Phase III trials will follow should bioequivalence be demonstrated, depending on the duration and outcome of the Phase I/II trials. Based upon our current estimates of the schedule for development of propofol lingual spray, and submission and approval of a marketing application, we anticipate that we may begin receiving revenues from propofol lingual spray in 2006. Such an estimate is subject to numerous risks, however, including unforeseen delays in clinical development or in the regulatory approval process, unforeseen safety issues, and lack of effectiveness during the clinical trials. See also "Item 1. Description of Business - Risk Factors" in this Form 10-KSB.

      To date, we have incurred $967,989 of project costs related to our development of propofol lingual spray, all of which was incurred in fiscal 2003. Currently, we anticipate that we will need to expend an additional $1,500,000 to $2,500,000 in development costs in fiscal 2004 and at least an aggregate of approximately $3,000,000 to $5,000,000 until we receive FDA approval for propofol, should we opt to continue development until then, including anticipated 2004 costs. As with our development of oleoyl-estrone, we believe we currently have sufficient capital to fund our development activities of propofol lingual spray during 2004 and 2005. Since our business does not generate any cash flow, however, we will need to raise additional capital to continue development of the product beyond 2005. We expect to raise such additional capital through debt financings or by selling shares of our capital stock. To the extent additional capital is not available when we need it, we may be forced to sublicense our rights to propofol lingual spray or abandon our development efforts altogether, either of which would have a material adverse effect on the prospects of our business.

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

      JOSHUA KAZAM has been a director of our company since the completion of our merger transaction with Manhattan Research Development, Inc. in February 2003. He served as a director of Manhattan Research Development since December 2001. Since 2001, Mr. Kazam has been the Director of Investment for the Orion Biomedical Fund, a New York based private equity fund focused on biotechnology investments. Mr. Kazam holds a Bachelors degree from the Wharton School of the University of Pennsylvania.

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

Audit Committee Financial Expert

         We have an audit committee comprised of David Tanen, Joshua Kazam and Michael Weiser. None of the members of the audit committee meet the definition of an "audit committee financial expert," as that term is defined by SEC regulations. Further, none of our audit committee members or any of our other current directors are independent, as defined by applicable regulation. We are currently in the process of searching for and recruiting potential director candidates who are independent and who will qualify as an audit committee financial expert.

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

COMPENSATION OF DIRECTORS

      Non-employee directors are eligible to participate in an automatic stock option grant program pursuant to the 2003 stock option plan. Non-employee directors are granted an option for 50,000 shares of common stock upon their initial election or appointment to the board and an option for 25,000 shares of common stock annually thereafter. During 2003 our board members did not receive any cash compensation for their services as directors, although directors are reimbursed for reasonable expenses incurred in connection with attending meetings of the board and of committees of the board.

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

      MICHAEL WEISER, M.D., PH.D.

      Dr. Weiser provides services to our company pursuant to a consulting agreement dated March 1, 2003. The consulting agreement provides that Dr. Weiser will provide scientific advisory services to us in the areas of obesity and drug delivery. We are required to pay to Dr. Weiser $6,250 per month during the term of the consulting agreement. The consulting agreement provided for an initial one year term and is now operating on a month to month basis. Either we or Dr. Weiser may terminate the agreement upon 30 days' notice.

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

                                                                          SHARES
       NAME                                                    BENEFICIALLY OWNED        PERCENT OF CLASS
       ----                                                    ------------------        ----------------
       Leonard Firestone(1)..........................................  584,060                   2.1
       Nicholas J. Rossettos(2)......................................  258,650                   *
       Joshua Kazam(3)...............................................  329,198                  1.2
       Michael Weiser(3).............................................1,485,216                   5.5
       Joan Pons Gimbert(4)..........................................3,982,037                  14.9
       David M. Tanen(5).............................................  405,980                   1.5
       All directors and officers as a group(6)......................7,045,141                  25.3
       Lindsay A. Rosenwald(7).......................................2,957,261                  10.8


       Oleoylestrone Developments, SL(8).............................3,957,037                  14.8
           Josep Samitier 1-5, Barcelona Science Park
           08028 Barcelona Spain
       Jay Lobell(9).................................................4,078,890                  15.1
           365 West End Avenue
           New York, New York 10024
       Atlas Fund, LLC (10)..........................................1,818,182                   6.8
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

         (5) Includes shares issuable upon the exercise of options that are currently exercisable, or will be exercisable within 60 days: (i) 12,000 shares issuable at an exercise price of $1.25 per share;
              (ii) 400 shares issuable at an exercise price of $0.40 per share; and (iii) 25,000 shares issuable at an exercise price of $1.65 per share.

         (6)  Includes 955,110 shares issuance upon exercise of options.

         (7) Includes 220,855 shares of common stock issuable upon conversion of 24,294 shares of Series A Convertible Preferred Stock held by Dr. Rosenwald, and 516,885 shares issuable upon the exercise of warrants. Dr. Rosenwald is also the Chairman of Paramount BioCapital, Inc. Dr. Weiser and Messrs. Kazam and Tanen are employed by Paramount BioCapital, Inc. or one of its affiliates.

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

NOVADEL PHARMA INC.

      As discussed above, pursuant to the terms of a license agreement dated April 4, 2003 by and between us and NovaDel Pharma Inc., we have the rights to develop NovaDel's proprietary lingual spray technology to deliver propofol for preprocedural sedation. The license agreement with NovaDel requires us to make certain license and milestone payments, as well as pay royalties. See "Item 1. Business - Lingual Spray Propofol." During 2003, we paid aggregate license fees of $500,000 to NovaDel under the license agreement. Lindsay A. Rosenwald, who beneficially owns more than 10 percent of our common stock, also beneficially owns in excess of 20 percent of the common stock of NovaDel and may therefore be deemed to be an affiliate of that company.

PARAMOUNT BIOCAPITAL, INC.

      Three members of our board of directors, Joshua Kazam, David Tanen and Michael Weiser, are also employees of Paramount BioCapital, Inc. or one of its affiliates. The sole shareholder of Paramount BioCapital, Inc. is Lindsay A. Rosenwald, M.D. Dr. Rosenwald beneficially owns approximately 11 percent of our common stock. In November 2003, we paid to Paramount BioCapital approximately $460,000 as commissions earned in consideration for placement agent services rendered in connection with the private placement of our Series A Convertible Preferred Stock, which amount represented 7 percent of the shares sold by Paramount BioCapital in the offering. In connection with the November 2003 private placement, we did not engage Paramount directly, last neither Paramount was engaged as a Sub-agent of the Maxim Group, the broker-dealer we engaged for the offering. In addition, in January 2004, we paid approximately $260,000 as commissions earned in consideration for placement agent services rendered by Paramount BioCapital in connection with a private placement of our common stock, which amount represented 7 percent of the shares sold by Paramount BioCapital in the private placement. The engagement of Paramount in connection with the January 2004 private placement was approved by all of disinterested directors. In connection with both private placements and as a result of their employment with Paramount BioCapital, Mr. Kazam and Dr. Weiser were allocated 5-year placement agent warrants to purchase 60,174 and 103,655 shares of our common stock, respectively, at a price of $1.10 per share.

      We believe that all the transactions described above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

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

     10.11        2003 Stock Option Plan (incorporated by reference to Exhibit
                  4.1 to Registrant's Registration Statement on Form S-8 filed February 17, 2004).

     16.1 Letter of KPMG LLP (incorporated by reference to Exhibit 99 filed with the Registrant's Form 8-K filed on December 12,
                  2002).

     23.1         Consent of J.H. Cohn LLP(previously filed).

     23.2         Consent of Weinberg & Company, P.A.(previously filed).

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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, Manhattan Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2004.

                                      Manhattan Pharmaceuticals, Inc.

                                      By: /s/Leonard Firestone
                                          -------------------------------------
                                          Leonard Firestone
                                          President and Chief Executive Officer

         In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Manhattan Pharmaceuticals, Inc. and in the capacities and on the dates indicated.

SIGNATURE                   TITLE                                      DATE
---------                   -----                                      ----

/s/ Leonard Firestone       President, Chief Executive Officer and     April 2, 2004
-------------------------   Director (principal executive officer)
Leonard Firestone

/s/ Nicholas J. Rossettos   Treasurer, Secretary and Chief Financial   April 2, 2004
-------------------------   Officer (principal accounting and
Nicholas J. Rossettos       financial officer)


/s/ Joshua Kazam            Director                                   April 2, 2004
-------------------------
Joshua Kazam


/s/ Joan Pons               Director                                   April 2, 2004
-------------------------
Joan Pons


/s/ David M. Tanen          Director                                   April 2, 2004
-------------------------
David M. Tanen


/s/ Michael Weiser          Director                                   April 2, 2004
-------------------------
Michael Weiser

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

/s/WEINBERG & COMPANY, P.A.
------------------------------

Boca Raton, Florida
November 1, 2002

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

NOVADEL PHARMA INC.

      As discussed in Note 10, pursuant to the terms of a license agreement dated April 4, 2003 by and between the Company and NovaDel Pharma Inc., the Company has the rights to develop NovaDel's proprietary lingual spray technology to deliver propofol for preprocedural sedation. The license agreement with NovaDel requires the Company to make certain license and milestone payments, as well as pay royalties. During 2003, the Company paid aggregate license fees of $500,000 to NovaDel under the license agreement. Lindsay A. Rosenwald, who beneficially owns more than 10 percent of the Company's common stock, also beneficially owns in excess of 20 percent of the common stock of NovaDel and may therefore be deemed to be an affiliate of that company.

PARAMOUNT BIOCAPITAL, INC.

      Three members of the Company's board of directors, Joshua Kazam, David Tanen and Michael Weiser, are also employees of Paramount BioCapital, Inc. or one of its affiliates. The sole shareholder of Paramount BioCapital, Inc. is Lindsay A. Rosenwald, M.D. Dr. Rosenwald beneficially owns approximately 11 percent of the Company's common stock. In November 2003, the Company paid to Paramount BioCapital approximately $460,000 as commissions earned in consideration for placement agent services rendered in connection with the private placement of the Company's Series A Convertible Preferred Stock, which amount represented 7 percent of the shares sold by Paramount BioCapital in the offering. In addition, in January 2004, the Company paid approximately $260,000 as commissions earned in consideration for placement agent services rendered by Paramount BioCapital in connection with a private placement of the Company's common stock, which amount represented 7 percent of the shares sold by Paramount BioCapital in the private placement. In connection with both private placements and as a result of their employment with Paramount BioCapital, Mr. Kazam and Dr. Weiser were allocated 5-year placement agent warrants to purchase 60,174 and 103,655 shares of the Company's common stock, respectively, at a price of $1.10 per share.

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

In consideration for our rights under the NovaDel license agreement, we paid NovaDel an initial license fee of $500,000 upon the completion of our $10 million private placement of Series A Convertible Preferred Stock in November 2003. In addition, the license agreement requires us to make certain milestone payments as follows: $1,000,000 payable following the date that the first IND for lingual spray propofol is accepted for review by the FDA; $1,000,000 following the date that the first European Marketing Application is accepted for review by any European Union country; $2,000,000 following the date when the first filed NDA for lingual spray propofol is approved by the FDA; $2,000,000 following the date when the first filed European Marketing Application for lingual spray propofol is approved by any European Union country; $1,000,000 following the date on which an application for commercial approval of lingual spray propofol is approved by the appropriate regulatory authority in each of Australia, Canada, Japan and South Africa; and $50,000 following the date on which an application for commercial approval for lingual spray propofol is approved in any other country (other than the U.S. or a member of the European Union).

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

     10.11        2003 Stock Option Plan (incorporated by reference to Exhibit
                  4.1 to Registrant's Registration Statement on Form S-8 filed
                  February 17, 2004).

     16.1 Letter of KPMG LLP (incorporated by reference to Exhibit 99 filed with the Registrant's Form 8-K filed on December 12,
                  2002).

     23.1         Consent of J.H. Cohn LLP(previously filed).

     23.2         Consent of Weinberg & Company, P.A.(previously filed).

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