Form 10QSB
period 2004-06-30
MANHATTAN PHARMACEUTICALS INC
filed 2004-08-16
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _JUNE 30, 2004____________________

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________ to _________________

Commission file number 0-27282

Manhattan Pharmaceuticals, Inc. (Exact name of small business issuer as specified in its charter)

Delaware___________________ (State or other jurisdiction of incorporation or organization)	36-3898269 (IRS Employer Identification No.)

787 Seventh Avenue, 48th Floor, New York, New York 10019 (Address of principal executive offices)

__________________________________(212) 554-4525 (Issuer's telephone number)

_________________________________________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of August 13, 2004 there were 26,758,633 shares of the issuer’s common stock, $.001 par value, outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains statements that are not historical but are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. In particular, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section in Item 2 of Part I of this Quarterly Report include forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, particularly those risks identified in the subsection entitled “Risk Factors” following Item 1 of our Amendment No. 1 to our Annual Report on Form 10-KSB/A, and should not unduly rely on these forward looking statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$8,865,578	$7,413,803
Marketable equity securities, available for sale, at market	—	352,147
Prepaid expenses	27,473	24,981

Total current assets	8,893,051	7,790,931

Property and equipment, net	54,663	8,021

Total assets	$8,947,714	$7,798,952

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$413,507	$548,595
Accrued expenses	210,907	417,425

Total liabilities	624,414	966,020

Commitments and Contingencies

Stockholders’ equity:
Series A convertible preferred stock, $.001 par value.
Authorized 10,000,000 shares; 1,000,000 shares issued and outstanding (liquidation preference aggregating $10,000,000)	1,000	1,000
Common stock, $.001 par value. Authorized 150,000,000 shares; 26,758,633 and 3,362,396 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	26,758	23,362
Additional paid-in capital	17,821,949	14,289,535
Subscription receivable	(15,600)	—
Deficit accumulated during development stage	(9,822,964)	(7,473,205)
Dividends payable in Series A preferred shares	392,805	—
Accumulated other comprehensive income (loss)	—	(7,760)
Unearned consulting services	(80,648)	—

Total stockholders’ equity	8,323,300	6,832,932

Total liabilities and stockholders’ equity	$8,947,714	$7,798,952

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,		Cumulative period from August 6, 2001
					(inception) to June 30,
	2004	2003	2004	2003	2004

Revenue	$—	$—	$—	$—	$—

Costs and expenses:
Research and development	518,961	313,176	1,228,234	356,531	3,677,674
General and administrative	467,755	463,844	880,993	842,716	3,016,654
Impairment of intangible assets	—	—	—	—	1,248,230
Loss on disposition of intangible assets	—	—	—	—	1,213,878

Total operating expenses	986,716	777,020	2,109,227	1,199,247	9,156,436

Operating loss	(986,716)	(777,020)	(2,109,227)	(1,199,247)	(9,156,436)

Other (income) expense:
Interest and other income	(53,928)	(1,625)	(81,091)	(4,140)	(97,170)
Interest expense	—	923	—	3,156	23,893
Realized gain on sale of marketable equity securities	(71,182)	—	(71,182)	—	(71,182)

Total other (income) expense	(125,110)	(702)	(152,273)	(984)	(144,459)

Net loss	(861,606)	(776,318)	(1,956,954)	(1,198,263)	(9,011,977)

Preferred stock dividends (including imputed amounts)	(180,682)	—	(392,805)	—	(810,987)

Net loss applicable to common shares	$(1,042,288)	$(776,318)	$(2,349,759)	$(1,198,263)	$(9,822,964)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.03)	$(0.09)	$(0.06)

Weighted average shares of common stock outstanding:
Basic and diluted	26,744,875	23,362,396	26,444,118	21,440,204

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statement of Stockholders' Equity (Deficiency)
(Unaudited)

	Series A convertible preferred stock		Common stock		Additional paid-in	Subscription	Deficit accumulated during development	Dividends payable in Series A preferred	Accumulated other comprehen-sive	Unearned consulting	Total stock-holders' equity
	Shares	Amount	Shares	Amount	capital	receivable	stage	shares	income/(loss)	costs	(deficiency)

Stock issued at $0.0004 per share for subscription receivable	—	$—	10,167,741	$10,168	$(6,168)	$(4,000)	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	(56,796)	—	—	—	(56,796)

Balance at December 31, 2001	—	—	10,167,741	10,168	(6,168)	(4,000)	(56,796)	—	—	—	(56,796)

Proceeds from subscription receivable	—	—	—	—	—	4,000	—	—	—	—	4,000
Stock issued at $0.0004 per share for license rights	—	—	2,541,935	2,542	(1,542)	—	—	—	—	—	1,000
Stock options issued for consulting services	—	—	—	—	60,589	—	—	—	—	(60,589)	—
Amortization of unearned consulting services	—	—	—	—	—	—	—	—	—	22,721	22,721
Sales of common stock at $0.63 per share
through private placement, net of expenses	—	—	3,043,332	3,043	1,701,275	—	—	—	—	—	1,704,318
Net loss	—	—	—	—		—	(1,037,320)	—	—	—	(1,037,320)

Balance at December 31, 2002	—	—	15,753,008	15,753	1,754,154	—	(1,094,116)	—	—	(37,868)	637,923

Common stock issued at $0.63 per share, net of expenses	—	—	1,321,806	1,322	742,369	—	—	—	—	—	743,691
Effect of reverse acquisition	—	—	6,287,582	6,287	2,329,954	—	—	—	—	—	2,336,241
Amortization of unearned consulting costs	—	—	—	—	—	—	—	—	—	37,868	37,868
Unrealized loss on marketable equity securities	—	—	—	—	—	—	—	—	(7,760)	—	(7,760)
Payment for fractional shares for stock combination	—	—	—	—	(300)	—	—	—	—	—	(300)
Preferred stock issued, net of expenses	1,000,000	1,000	—	—	9,045,176	—	—	—	—	—	9,046,176
Imputed preferred stock dividend					418,182	—	(418,182)	—			—
Net loss	—	—	—	—	—	—	(5,960,907)	—	—	—	(5,960,907)

Balance at December 31, 2003	1,000,000	1,000	23,362,396	23,362	14,289,535	—	(7,473,205)	—	(7,760)	—	6,832,932

Exercise of stock options	—	—	12,000	12	14,488	—	—	—	—	—	14,500
Subscription receivable from exercise of options			15,600	15	15,585	(15,600)					—
Common stock issued through private placement at $1.10 per share, net of expenses	—	—	3,368,637	3,369	3,381,373	—	—	—	—	—	3,384,742
Preferred stock dividends	—	—	—	—	—	—	(392,805)	392,805	—	—	—
Warrants issued for consulting services	—	—	—	—	120,968	—	—	—	—	(120,968)	—
Amortization of unearned consulting costs	—	—	—	—	—	—	—	—	—	40,320	40,320
Reversal of unrealized loss on marketable equity securities	—	—	—	—	—	—	—	—	7,760	—	7,760
Net loss	—	—	—	—	—	—	(1,956,954)	—	—	—	(1,956,954)

Balance at June 30, 2004	1,000,000	$1,000	$26,758,633	$26,758	$17,821,949	$(15,600)	$(9,822,964)	$392,805	$—	$(80,648)	$8,323,300

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative period from
	Six months ended June 30,		August 6, 2001 (inception) to June 30,
	2004	2003	2004

Cash flows from operating activities:
Net loss	$(1,956,954)	$(1,198,263)	$(9,011,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for license rights	—	—	1,000
Amortization of unearned consulting costs	40,320	30,294	100,909
Amortization of intangible assets	—	105,571	145,162
Gain on sale of marketable equity securities	(71,182)	—	(71,182)
Depreciation	7,350	2,334	13,566
Loss on impairment of intangible assets	—	—	1,248,230
Loss on disposition of intangible assets	—	—	1,213,878
Changes in operating assets and liabilities, net of acquisition:
Decrease (increase) in prepaid expenses	(2,492)	3,869	30,772
Increase (decrease) in accounts payable	(135,088)	85,344	89,772
Decrease in accrued expenses	(206,518)	(145,898)	(329,414)
Decrease in due affiliate	—	(96,328)	—

Net cash used in operating activities	(2,324,564)	(1,213,077)	(6,569,284)

Cash flows from investing activities:
Purchase of property and equipment	(53,992)	(5,066)	(60,546)
Cash paid in connection with acquisition	—	(32,808)	(32,808)
Proceeds from sale of marketable equity securities	431,089		431,089
Proceeds from sale of license	—	—	200,001

Net cash provided by (used in) investing activities	377,097	(37,874)	537,736

Cash flows from financing activities:
Proceeds from issuances of notes payable to stockholders	—	—	233,500
Repayments of notes payable to stockholders	—	(136,000)	(233,500)
Proceeds from issuance of note payable to bank	—	—	600,000
Repayment of note payable to bank	—	(600,000)	(600,000)
Proceeds from subscriptions receivable	—	—	4,000
Payment for fractional shares for stock combination	—	—	300
Proceeds from sale of common stock, net	3,384,742	743,691	5,832,150
Proceeds from sale of preferred stock, net	—	—	9,046,176
Proceeds from exercise of stock options	14,500	—	14,500

Net cash provided by financing activities	3,399,242	7,691	14,897,126

Net increase (decrease) in cash and cash equivalents	1,451,775	(1,243,260)	8,865,578

Cash and cash equivalents at beginning of period	7,413,803	1,721,123	—

Cash and cash equivalents at end of period	$8,865,578	$477,863	$8,865,578

Supplemental disclosure of cash flow information:

Interest paid	$—	$502	$26,934

Supplemental disclosure of noncash investing and financing activities:
Stock options issued for consulting services	$—	$—	$60,589
Issuance of common stock for acquisition	—	2,336,242	2,336,242
Marketable equity securities received in connection with sale of license	—	—	359,907
Subscription receivable from exercise of options	15,600	—	15,600
Warrants issued for consulting services	120,968	—	120,968
Preferred stock dividends	392,805	—	392,805

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2004

(1)   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2004 or for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with Amendment No.1 to the Annual Report on Form 10-KSB/A of Manhattan Pharmaceuticals, Inc. and its subsidiaries (“Manhattan” or the “Company”) as of and for the year ended December 31, 2003.

(2)   LIQUIDITY

The Company reported a net loss of $1,956,954 for the six months ended June 30, 2004. The net loss from date of inception, August 6, 2001, to June 30, 2004 amounts to $9,011,977.

Management believes that the Company will continue to incur net losses through at least June 30, 2005. Based on the resources of the Company available at June 30, 2004, management believes that the Company will need additional equity or debt financing or will need to generate revenues during 2005 through licensing its products or entering into strategic alliances to be able to sustain its operations through 2005 and that it will need additional financing thereafter until it can achieve profitability, if ever.

The Company’s continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances and its ability to realize the full potential of its technology in development. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term. Through June 30, 2004, a significant portion of the Company’s financing has been through private placements of common and preferred stock. Until and unless the Company’s operations generate significant revenues and cash flows from operating activities, the Company will attempt to continue to fund operations from cash on hand and through the sources of capital previously described.

As described in Note 6, on January 13, 2004, the Company completed a private placement of 3,368,637 shares of its common stock at a per share price of $1.10. After deducting commissions and other expenses relating to the private placement, the Company received net proceeds of approximately $3,385,000. The Company also issued to the placement agent engaged in connection with the private placement a 5-year warrant to purchase 336,864 shares of common stock at a price of $1.10 per share.

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
June 30, 2004

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

(3)   REVERSE STOCK SPLIT

On July 25, 2003, the Board of Directors adopted a resolution authorizing an amendment to the certificate of incorporation providing for a 1-for-5 combination of the Company’s common stock. A resolution approving the 1-for-5 combination was thereafter consented to in writing by holders of a majority of the Company’s outstanding common stock. The 1-for-5 combination became effective on September 25, 2003. Accordingly, all share and per share information in these unaudited condensed consolidated financial statements has been restated to retroactively reflect the 1-for-5 combination.

(4)   COMPUTATION OF NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect because the Company incurred a net loss during each period presented. The amount of potentially dilutive securities excluded from the calculation was 15,970,578 and 4,111,935 as of June 30, 2004 and 2003, respectively.

(5)   STOCK OPTIONS

On January 28, 2004, the Company granted employees options to purchase an aggregate of 1,155,000 shares of common stock under the Company’s 2003 Stock Option Plan at an exercise price of $1.65 per share. 600,000 shares subject to these options vest on January 1, 2005. 489,000 shares subject to these options vest in three equal installments starting on the grant date, provided the optionee continues in service. 66,000 shares subject to these options vest in three equal installments starting one year from the grant date, provided the optionee continues in service. On February 16, 2004, the Company granted an employee an option to purchase 13,500 shares of common stock under the Manhattan Pharmaceuticals 2003 Stock Option Plan at an exercise price of $1.60 per share. The shares subject to this option vest in three equal installments starting one year from the grant date, provided the optionee continues in service with the Company.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2004

The Company uses the intrinsic value method of accounting for stock options pursuant to the provisions of APB Opinion No. 25. Since all of the options granted by the Company have been at exercise prices that were at least equal to the market value at the date of grant, there were no charges to operations upon issuance. Had compensation costs been determined using the Black-Scholes option pricing model in accordance with the fair value method prescribed by SFAS No. 123 for all options issued to employees and amortized over the vesting period, the Company’s net loss applicable to common shares and net loss per common share (basic and diluted) would have been increased to the pro forma amounts indicated below. There were no options granted during the second quarter of 2004.

	Three months ended		Six months ended
	June 30,		June 30,

	2004	2003	2004	2003

Net loss per common share, as reported	$(1,042,288)	$(776,318)	$(2,349,759)	$(1,198,263)
Deduct: Total stock-based employee compensation expense determined under fair value method	(282,120)	(96,883)	(564,288)	(153,447)

Net loss per common share, pro forma	$(1,324,408)	$(873,201)	$(2,914,047)	$(1,351,710)

Net loss per common share – basic
As reported	$(0.04)	$(0.03)	$(0.09)	$(0.06)
Pro forma	(0.05)	(0.04)	(0.11)	(0.06)

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants in the six months ended June 30, 2004: dividend yield of 0%; expected volatility of 82%; risk-free interest rate of 3.2%; and expected lives of eight years. The following assumptions were used for the grants in the six months ended June 30, 2003: dividend yield of 0%, expected volatility of 147%, risk-free interest rate of 3.5%, and expected lives of eight years. No stock options were granted during the three months ended June 30, 2004 and 2003.

(6)   PRIVATE PLACEMENT OF COMMON SHARES

On January 13, 2004, the Company completed a private placement of 3,368,637 shares of its common stock at a per share price of $1.10. After deducting commissions and other expenses relating to the private placement, the Company received aggregate net proceeds of approximately $3,385,000. The Company also issued to the placement agent engaged in connection with the private placement a 5-year warrant to purchase 336,864 shares of common stock at a price of $1.10 per share.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our results of operations and financial condition in conjunction with Amendment No.1 to our Annual Report on Form 10-KSB/A for the year ended December 31, 2003 (the “Annual Report”). This discussion includes “forward-looking” statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, particularly those risks identified in the “Risk Factors” section of the Annual Report, and should not unduly rely on these forward looking statements. All share and per share information in this discussion has been adjusted for a 1-for-5 combination effective September 25, 2003.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JUNE 30, 2004 VS. 2003

During the quarters ended June 30, 2004 and 2003, we had no revenue. We do not expect to have significant revenues relating to our technologies within the next twelve months.

For the quarter ended June 30, 2004, research and development expense was $518,961 as compared to $313,176 for the second quarter of 2003. The increase of $205,785 is due primarily to an acceleration of pre-clinical development of our Oleoyl-estrone drug candidate and to the pre-clinical and clinical development of our Propofol Lingual Spray product candidate.

For the quarter ended June 30, 2004, general and administrative expense was $467,755 as compared to $463,844 for the quarter ended June 30, 2003. The increase of $3,911 is due to increases in consulting, meetings and conferences and related travel, investors’ services and other expenses of approximately $43,000, $57,000, $45,000 and $7,000, respectively. These increases are partially offset by reductions in insurance expenses as well as legal and accounting fees of approximately $20,000 and $49,000, respectively. Finally, in 2003 we had amortization of intangible assets of approximately $79,000 which we did not have in the current year.

For the quarter ended June 30, 2004, interest and other income was $53,928 as compared to $1,625 for the quarter ended June 30, 2003. The increase of $52,303 is a result of an increase in cash balances.

Net loss for the quarter ended June 30, 2004, was $861,606 as compared to $776,318 for the quarter ended June 30, 2003. This increase in net loss is attributable primarily to an increase in research and development expenses of $205,785 and an increase in general and administrative expenses of $3,911. These expense increases are partially offset by an increase in interest and other income of $52,303 and a realized gain on sale of marketable equity securities of $71,182.

SIX-MONTH PERIOD ENDED JUNE 30, 2004 VS. 2003

During the six months ended June 30, 2004 and 2003, we had no revenue. We do not expect to have significant revenues relating to our technologies within the next twelve months.

For the six months ended June 30, 2004, research and development expense was $1,228,234 as compared to $356,531 for the six months ended June 30, 2003. The increase of $871,703 is due primarily to an acceleration of pre-clinical development of our Oleoyl-estrone drug and to the pre-clinical and clinical development of our Propofol Lingual Spray.

For the six months ended June 30, 2004, general and administrative expense was $880,993 as compared to $842,716 for the six months ended June 30, 2003. The increase of $38,277 is due to increases in consulting, meetings and conferences and related travel, investors’ services and other expenses of approximately $32,000, $78,000, $62,000 and $43,000, respectively. These increases are partially offset by reductions in directors fees as well as legal and accounting fees of approximately $29,000 and $42,000, respectively. Finally, in 2003 we had amortization of intangible assets of approximately $106,000 which we did not have in the current year.

For the six months ended June 30, 2004, interest and other income was $81,091 as compared to $4,140 for the six months ended June 30, 2003. The increase of $76,951 is a result of an increase in cash balances.

Net loss for the six months ended June 30, 2004, was $1,956,954 as compared to $1,198,263 for the six months ended June 30, 2003. This increase in net loss is attributable primarily to an increase in research and development expenses of $871,703 and an increase in general and administrative expenses of $38,277. These expense increases are partially offset by an increase in interest and other income of $76,951 and a realized gain on sale of marketable equity securities of $71,182.

LIQUIDITY AND CAPITAL RESOURCES

From inception to June 30, 2004, we incurred an accumulated deficit of $9,822,964 primarily as a result of losses, and we expect to continue to incur additional losses at least through June 30, 2005 and for the foreseeable future. These losses have been incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations since inception primarily through equity financing and our licensing and sale of residual royalty rights of CT-3 to Indevus. During the six months ended June 30, 2004, we had a net increase in cash and cash equivalents of $1,451,775. This increase primarily resulted from net cash provided by financing activities of $3,399,242, substantially all of which was from the private placement of 3,368,637 shares of common stock at $1.10 per share and from net cash provided by investing activities of $377,097 which included proceeds from the sale of marketable equity securities of $431,089, offset by net cash used in operating activities of $2,324,564 for the six months ended June 30, 2004. Total cash resources as of June 30, 2004 were $8,865,578 compared to $7,413,803 at December 31, 2003. In addition, during the six months ended June 30, 2004, we accrued a non-cash preferred stock dividend of $392,805.

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

In April 2003, we entered into a license and development agreement with NovaDel Pharma, Inc. (“NovaDel”), under which we received certain worldwide, exclusive rights to develop and commercialize products related to NovaDel’s proprietary lingual spray technology for delivering propofol for pre-procedural sedation. Under the terms of this agreement, we agreed to use commercially reasonable efforts to develop and commercialize the licensed products, to obtain necessary regulatory approvals and to thereafter exploit the licensed products. The agreement also provides that NovaDel will undertake to perform, at our expense, a substantial portion of the development activities, including without limitation, preparation and filing of various applications with applicable regulatory authorities.

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

We are also required to make various milestone payments to NovaDel under the license agreement as follows: $1,000,000 payable following the date that the first Investigational New Drug (“IND”) application for lingual spray propofol is accepted for review by the FDA; $1,000,000 following the date that the first European Marketing Application is accepted for review by any European Union country; $2,000,000 following the date when the first filed New Drug Application (“NDA”) for lingual spray propofol is approved by the FDA; $2,000,000 following the date when the first filed European Marketing Application for lingual spray propofol is approved by a European Union country; $1,000,000 following the date on which an application for commercial approval of lingual spray propofol is approved by the appropriate regulatory authority in each of Australia, Canada, Japan and South Africa; and $50,000 following the date on which an application for commercial approval for lingual spray propofol is approved in any other country (other than the U.S. or a member of the European Union).

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through June 30, 2004, a significant portion of our financing has been through private placements of common stock and warrants. Unless our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Management believes that we will continue to incur net losses for the foreseeable future. Based on the resources available to us at June 30, 2004, management believes that we will need additional equity or debt financing or will need to generate revenues during 2005 through licensing our products or entering into strategic alliances to be able to sustain our operations through 2005 and we will need additional financing thereafter until we can achieve profitability, if ever.

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

Through June 30, 2004, we have incurred $1,864,428 of project costs related to our development of oleoyl-estrone, of which $756,054 was incurred in fiscal 2003, and $382,977 has been incurred in the first six months of 2004. Currently, we anticipate that we will need to expend approximately an additional $1,500,000 to $2,500,000 in development costs in fiscal 2004. Since oleoyl-estrone is regarded by the FDA as a new chemical entity, we are not currently able to predict the size and the design of all Phase I studies at this time and, accordingly, we cannot currently estimate the total costs of completing development of oleoyl-estrone.

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

Lingual Spray Propofol.  We are currently working with NovaDel to develop, manufacture and commercialize a propofol lingual spray.  On July 14, 2004, we announced the results of the first human trial for lingual spray propofol, which was conducted in Wales, United Kingdom by Simbec Research Ltd.  The study, which took place from February 9, 2004 to February 27, 2004, was equivalent to a Phase I safety, tolerability and pharmacokinetic study that would occur in the United States. The study was conducted on 20 healthy adult volunteers and its primary objectives were to compare the safety and tolerability of three dose levels of propofol spray to a single intravenous bolus (meaning a concentrated dose given over a short time period) low dose of propofol, as well as to determine the respective pharmacokinetic profiles and relative bioavailability of three escalating doses. Pharmacokinetic profiles reveal the manner in which a drug acts in the body over a given period of time.  Bioavailability measures the degree to which a substance is absorbed into the body.  No serious adverse events, nor dose-dependent changes in vital signs, occurred. The mean time to maximum blood concentration of propofol following spray was approximately 30 minutes across all doses, and propofol was detectable in blood as early as 4 minutes following spray administration. The mean maximum blood concentrations plateaued at the highest of the three doses tested, and the mean bioavailability of the current spray formulation was up to 18 percent of that of the intravenous formulation.  We do not expect that the results of this study can be used to satisfy FDA requirements for approval of lingual spray propofol in the United States and the study was not conducted as a substitute for studies required in the U.S. to obtain FDA approval.  Rather, the trial provided us with supplemental safety and tolerability data that will be useful in designing our U.S. development plan.

 We cannot begin to conduct human trials for lingual spray propofol in the United States until we submit an an IND application with the FDA.  We expect to file an IND with the FDA toward the end of 2004, assuming no unanticipated findings are made during the balance of the formulation and toxicology studies that will precede the filing of the IND. To date, the FDA has expressed support for our objective to pursue a bioequivalence strategy for development. We are planning Phase I studies and, if necessary, Phase II studies to occur in the United States during the first half of 2005 following IND issuance. We expect that pivotal Phase III trials will follow should bioequivalence be demonstrated, depending on the duration and outcome of the Phase I trials and, if necessary, Phase II trials. Based upon our current estimates of the schedule for development of propofol lingual spray, and submission and approval of a marketing application, we anticipate that we may begin receiving revenues from propofol lingual spray in 2006. Such an estimate is subject to numerous risks, however, including unforeseen delays in clinical development or in the regulatory approval process, unforeseen safety issues, and lack of effectiveness during the clinical trials. See also the risks identified under the section entitled "Risk Factors" in our Annual Report.

Through June 30, 2004 we have incurred $1,813,246 of project costs related to our development of propofol lingual spray, of which $967,989 was incurred in fiscal 2003 and $845,257 was incurred during the first six months of 2004. Currently, we anticipate that we will need to expend an additional $1,100,000 to $2,100,000 in development costs in fiscal 2004 and at least an aggregate of approximately $3,000,000 to $5,000,000 until we receive FDA approval for propofol, should we opt to continue development until then, including anticipated 2004 costs. As with our development of oleoyl-estrone, we believe we currently have sufficient capital to fund our development activities of propofol lingual spray during 2004 and 2005. Since our business does not generate any cash flow, however, we will need to raise additional capital to continue development of the product beyond 2005. We expect to raise such additional capital through debt financings or by selling shares of our capital stock. To the extent additional capital is not available when we need it, we may be forced to sublicense our rights to propofol lingual spray or abandon our development efforts altogether, either of which would have a material adverse effect on the prospects of our business.

Item 3.    Controls and Procedures

As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our chief executive and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13A- 15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. During the quarter ended June 30, 2004, there were no significant changes in our internal controls over financial reporting that have significantly affected, or are reasonably likely to significantly affect, our internal controls over financial reporting subsequent to such evaluation.

PART II – OTHER INFORMATION

Item 5.     Other Events

On May 26, 2004, the Company released the results of certain preclinical studies relating to its oleoyl-estrone product candidate, as described in its press release dated May 26, 2004, which is attached hereto as Exhibit 99.1 and incorporated by reference herein.

On July 14, 2004, the Company announced the results of human trials relating to lingual spray propofol that were conducted in the United Kingdom. These studies were similar to Phase I trials that would be conducted in the United States. The Company’s press release dated July 14, 2004, which describes the results of such trials, is attached hereto as Exhibit 99.2 and incorporated by reference herein.

On August 12, 2004, the Securities and Exchange Commission declared effective the Company's registration statement on Form SB-2 (SEC File No. 333-111897).  The registration statement covers the resale of 21,229,163 shares of the Company's common stock, including up to 10,000,000 shares of common stock issuable upon conversion of the Company's Series A Convertible Preferred Stock.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit No.   Description

    31.1    Certification of Chief Executive Officer

    31.2    Certification of Chief Financial Officer

    32.1    Certifications of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.1    Press release dated May 26, 2004.

    99.2    Press release dated July 14, 2004.

(b)    Reports on Form 8-K

        None.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANHATTAN PHARMACEUTICALS, INC.

Date: August 16, 2004	By:	/s/ Leonard Firestone

Leonard Firestone President and Chief Executive Officer

Date: August 16, 2004	By:	/s/ Nicholas J. Rossettos

Nicholas J. Rossettos Chief Financial Officer and Chief Operating Officer

Exhibit Index

Exhibit No.    Description

    31.1    Certification of Chief Executive Officer

    31.2    Certification of Chief Financial Officer

    32.1    Certifications of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.1    Press release dated May 26, 2004.

    99.2    Press release dated July 14, 2004.

