Form 10QSB
period 2005-03-31
MANHATTAN PHARMACEUTICALS INC
filed 2005-05-16
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(212) 582-3950
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 12, 2005 there were 40,597,064 shares of the issuer’s common stock, $.001 par value, outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains statements that are not historical but are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. In particular, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section in Item 2 of Part I of this Quarterly Report include forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events. Such risks and uncertainties include, but are not limited to, uncertainties related to the ability to attract and retain partners for our technologies, the identification of lead compounds, the successful preclinical development thereof, the completion of clinical trials, the FDA review process and other governmental regulation, our pharmaceutical collaborator's ability to successfully develop and commercialize drug candidates, competition from other pharmaceutical companies, product pricing and third party reimbursement. Additional risks are described under the caption “Risk Factors” following Item 1 of our Annual Report on Form 10-KSB for the year ended December 31, 2004. Accordingly, you should not unduly rely on these forward looking statements.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
Assets	2005	2004

Current assets:
Cash and cash equivalents	$544,951	$905,656
Short-term investments, available for sale, at market	3,521,087	4,514,216
Prepaid expenses	340	40,126
Total current assets	4,066,378	5,459,998

Property and equipment, net	126,355	119,017
Other assets	198,739	70,506
Total assets	$4,391,472	$5,649,521

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,112,095	$1,143,603
Accrued expenses	158,489	52,102

Total liabilities	1,270,584	1,195,705

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock, $.001 par value. Authorized 1,500,000 shares; 723,681 and 854,373 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively (liquidation preference aggregating $7,396,810 and $8,973,730 at March 31, 2005 and December 31, 2004, respectively)	724	854
Common stock, $.001 par value. Authorized 150,000,000 shares; 29,885,029 and 28,309,187 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	29,885	28,309
Additional paid-in capital	18,397,713	18,083,208
Deficit accumulated during development stage	(15,508,580)	(13,955,035)
Dividends payable in Series A preferred shares	183,971	303,411
Accumulated other comprehensive income	17,175	13,237
Unearned consulting costs	—	(20,168)

Total stockholders’ equity	3,120,888	4,453,816

Total liabilities and stockholders' equity	$4,391,472	$5,649,521

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Statements of Operations
(Unaudited)

			Cumulative
			period from
			August 6, 2001
			(inception) to
	Three months ended March 31,		March 31,
	2005	2004	2005

Revenue	$—	$—	$—

Costs and expenses:
Research and development	964,040	709,273	7,566,474
General and administrative	493,243	413,238	4,618,733
Impairment of intangible assets	—	—	1,248,230
Loss on disposition of intangible assets	—	—	1,213,878
Total operating expenses	1,457,283	1,122,511	14,647,315

Operating loss	(1,457,283)	(1,122,511)	(14,647,315)

Other (income) expense:
Interest and other income	(28,271)	(27,163)	(219,960)
Interest expense	—	—	23,893
Realized gain on sale of short-term investments	(2,933)	—	(74,115)
Total other income	(31,204)	(27,163)	(270,182)
Net loss	(1,426,079)	(1,095,348)	(14,377,133)

Preferred stock dividends (including imputed amounts)	(127,466)	(212,123)	(1,131,447)
Net loss applicable to common shares	$(1,553,545)	$(1,307,471)	$(15,508,580)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.05)

Weighted average shares of common stock outstanding:
Basic and diluted	28,665,144	26,145,361

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statement of Stockholders' Equity (Deficiency)
(Unaudited)

							Deficit	Dividends			Total
	Series A						accumulated	payable in	Accumulated		stock–
	convertible				Additional		during	Series A	other	Unearned	holders'
	preferred stock		Common stock		paid-in	Subscription	development	preferred	comprehensive	consulting	equity
	Shares	Amount	Shares	Amount	capital	receivable	stage	shares	income/(loss)	costs	(deficiency)

Stock issued at $0.0004 per share for subscription receivable	—	$—	10,167,741	$10,168	$(6,168)	$(4,000)	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	(56,796)	—	—	—	(56,796)
Balance at December 31, 2001	—	—	10,167,741	10,168	(6,168)	(4,000)	(56,796)	—	—	—	(56,796)

Proceeds from subscription receivable	—	—	—	—	—	4,000	—	—	—	—	4,000
Stock issued at $0.0004 per share for license rights	—	—	2,541,935	2,542	(1,542)	—	—	—	—	—	1,000
Stock options issued for consulting services	—	—	—	—	60,589	—	—	—	—	(60,589)	—
Amortization of unearned consulting services	—	—	—	—	—	—	—	—	—	22,721	22,721
Sales of common stock at $0.63 per share through private placement, net of expenses	—	—	3,043,332	3,043	1,701,275	—	—	—	—	—	1,704,318
Net loss	—	—	—	—		—	(1,037,320)	—	—	—	(1,037,320)
Balance at December 31, 2002	—	—	15,753,008	15,753	1,754,154	—	(1,094,116)	—	—	(37,868)	637,923

Common stock issued at $0.63 per share, net of expenses	—	—	1,321,806	1,322	742,369	—	—	—	—	—	743,691
Effect of reverse acquisition	—	—	6,287,582	6,287	2,329,954	—	—	—	—	—	2,336,241
Amortization of unearned consulting costs	—	—	—	—	—	—	—	—	—	37,868	37,868
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(7,760)	—	(7,760)
Payment for fractional shares for stock combination	—	—	—	—	(300)	—	—	—	—	—	(300)
Preferred stock issued at $10 per share, net of expenses	1,000,000	1,000	—	—	9,045,176	—	—	—	—	—	9,046,176
Imputed preferred stock dividend					418,182	—	(418,182)	—			—
Net loss	—	—	—	—	—	—	(5,960,907)	—	—	—	(5,960,907)
Balance at December 31, 2003	1,000,000	1,000	23,362,396	23,362	14,289,535	—	(7,473,205)	—	(7,760)	—	6,832,932

Exercise of stock options	—	—	27,600	27	30,073	—	—	—	—	—	30,100
Common stock issued through private placement at $1.10 per share, net of expenses	—	—	3,368,952	3,369	3,358,349	—	—	—	—	—	3,361,718
Conversion of preferred stock to common stock	(170,528)	(171)	1,550,239	1,551	(1,380)	—	—	—	—	—	—
Preferred stock dividends paid by issuance of shares	24,901	25	—	—	281,073	—	—	(282,388)	—	—	(1,290)
Preferred stock dividend accrued	—	—	—	—	—	—	(585,799)	585,799	—	—	—
Warrants issued for consulting services	—	—	—	—	125,558	—	—	—	—	(120,968)	4,590
Amortization of unearned consulting costs	—	—	—	—	—	—	—	—	—	100,800	100,800
Reversal of unrealized loss on short-term investments and unrealized gain on short-term investments	—	—	—	—	—	—	—	—	20,997	—	20,997
Net loss	—	—	—	—	—	—	(5,896,031)	—	—	—	(5,896,031)
Balance at December 31, 2004	854,373	854	28,309,187	28,309	18,083,208	—	(13,955,035)	303,411	13,237	(20,168)	4,453,816

Exercise of stock options	—	—	1,000	1	999	—	—	—	—	—	1,000
Exercise of warrants	—	—	172,433	172	68,319	—	—	—	—	—	68,491
Conversion of preferred stock to common stock	(154,266)	(154)	1,402,409	1,403	(1,249)	—	—	—	—	—	—
Preferred stock dividends paid by issuance of shares	23,574	24	—	—	246,436	—	—	(246,906)	—	—	(446)
Preferred stock dividend accrued	—	—	—	—	—	—	(127,466)	127,466	—	—	—
Amortization of unearned consulting costs	—	—	—	—	—	—	—	—	—	20,168	20,168
Unrealized gain on short-term investments	—	—	—	—	—	—	—	—	3,938	—	3,938
Net loss	—	—	—	—	—	—	(1,426,079)	—	—	—	(1,426,079)
Balance at March 31, 2005	723,681	$724	29,885,029	$29,885	$18,397,713	$—	$(15,508,580)	$183,971	$17,175	$—	$3,120,888

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			period from
			August 6, 2001
			(inception) to
	Three months ended March 31,		March 31,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(1,426,079)	$(1,095,348)	$(14,377,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for license rights	—	—	1,000
Amortization of unearned consulting costs	20,168	10,080	181,557
Warrants issued for consulting services	—	—	4,590
Amortization of intangible assets	—	—	145,162
Gain on sale of short-term investments	—	—	(71,182)
Depreciation	12,743	2,452	46,303
Loss on impairment of intangible assets	—	—	1,248,230
Loss on disposition of intangible assets	—	—	1,213,878
Changes in operating assets and liabilities, net of acquisition:
Decrease in prepaid expenses and other current assets	39,786	10,645	57,905
Increase in other assets	—	—	(70,506)
Increase/(decrease) in accounts payable	(31,508)	20,850	788,360
Increase/(decrease) in accrued expenses	106,387	(229,084)	(381,832)
Net cash used in operating activities	(1,278,503)	(1,280,405)	(11,213,668)

Cash flows from investing activities:
Purchase of property and equipment	(20,081)	(33,992)	(164,975)
Cash paid in connection with acquisitions	(128,233)	—	(161,041)
Purchase of short-term investments	—	—	(5,000,979)
Proceeds from sales of short-term investments	997,067	—	1,928,156
Proceeds from sale of license	—	—	200,001
Net cash provided by (used in) investing activities	848,753	(33,992)	(3,198,838)

Cash flows from financing activities:
Proceeds from issuances of notes payable to stockholders	—	—	233,500
Repayments of notes payable to stockholders	—	—	(233,500)
Proceeds from issuance of note payable to bank	—	—	600,000
Repayment of note payable to bank	—	—	(600,000)
Proceeds from subscriptions receivable	—	—	4,000
Payment for fractional shares for stock combination	(446)	—	(1,436)
Proceeds from sale of common stock, net	—	3,431,165	5,809,126
Proceeds from sale of preferred stock, net	—	—	9,046,176
Proceeds from exercise of stock options	1,000	12,500	31,100
Proceeds from exercise of warrants	68,491	—	68,491
Net cash provided by financing activities	69,045	3,443,665	14,957,457

Net increase (decrease) in cash and cash equivalents	(360,705)	2,129,268	544,951

Cash and cash equivalents at beginning of period	905,656	7,413,803	—
Cash and cash equivalents at end of period	$544,951	$9,543,071	$544,951
Supplemental disclosure of cash flow information:

Interest paid	$—	$—	$26,934

Supplemental disclosure of noncash investing and financing activities:

Stock options/warrants issued for consulting services	$—	$—	$181,557
Preferred stock dividends accrued	127,466	—	713,265
Conversion of preferred stock to common stock	154	—	325
Preferred stock dividends paid by issuance of shares	246,436	—	528,824
Issuance of common stock for acquisition	—	—	2,336,242
Short-term investments received in connection with sale of license	—	—	359,907

See accompanying notes to condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2005

(1)    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2005 or for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-KSB of Manhattan Pharmaceuticals, Inc. and its subsidiaries (“Manhattan” or the “Company”) as of and for the year ended December 31, 2004.

(2)    LIQUIDITY

The Company reported a net loss of $1,426,079 and negative cash flows from operating activities of $1,278,503 for the three months ended March 31, 2005. The net loss from date of inception, August 6, 2001, to March 31, 2005 amounts to $14,377,133.

Management believes that the Company will continue to incur net losses and negative cash flows from operating activities through at least March 31, 2006. Based on the resources of the Company available at March 31, 2005, management believes that the Company will need additional equity or debt financing or will need to generate revenues during 2005 through licensing of its products or entering into strategic alliances to be able to sustain its operations through 2005 and that it will need additional financing thereafter until it can achieve profitability, if ever. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances and its ability to realize the full potential of its technology in development. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term. Through March 31, 2005, a significant portion of the Company’s financing has been through private placements of common and preferred stock. Until and unless the Company’s operations generate significant revenues and cash flows from operating activities, the Company will attempt to continue to fund operations from cash on hand and through the sources of capital previously described.

(3)    COMPUTATION OF NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect because the Company incurred a net loss during each period presented. The amount of potentially dilutive securities excluded from the calculation was 13,575,304 and 15,533,533 as of March 31, 2005 and 2004, respectively.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2005

(4)    STOCK OPTIONS

On January 11, 2005, the Company granted directors and employees options to purchase an aggregate of 367,280 shares of common stock under the Company’s 2003 Stock Option Plan at an exercise price of $1.00 per share. 168,030 shares subject to these options vest in three equal annual installments starting on the grant date and continuing each anniversary thereafter, provided the optionee continues in service. 50,000 shares subject to these options vest in two equal annual installments starting on January 3, 2006, provided the optionee continues in service and 149,250 shares subject to these options vest in three equal annual installments starting one year from the grant date, provided the optionee continues in service.

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

	Three months ended March 31,
	2005	2004
Net loss applicable to common shares, as reported	$(1,426,079)	$(1,095,348)
Deduct: Total stock-based employee
compensation expense determined
under fair value method	(167,912)	(282,168)

Net loss applicable to common shares, pro forma	$(1,593,991)	$(1,377,516)

Net loss per common share – basic
As reported	$(0.05)	$(0.04)
Pro forma	(0.06)	(0.05)

As a result of amendments to SFAS No. 123, the Company will be required to expense the fair value of employee stock options over the vesting period, beginning January 1, 2006.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in the three months ended March 31, 2005: dividend yield of 0%; expected volatility of 70%; risk-free interest rate of 3.4%; and expected lives of five years. The following assumptions were used for the grants in the three months ended March 31, 2004: dividend yield of 0%; expected volatility of 82%; risk-free interest rate of 3.2%; and expected lives of eight years.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2005

(5)    SUBSEQUENT EVENTS

On April 1, 2005, Manhattan Pharmaceuticals, Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Agreement”) with Tarpan Therapeutics, Inc., a Delaware corporation (“Tarpan”), and Tarpan Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“TAC”). The Agreement provided that TAC would merge with and into Tarpan, with Tarpan remaining as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”). The Merger was completed April 1, 2005. In consideration for their shares of Tarpan capital stock and in accordance with the Agreement, the stockholders of Tarpan received a number of shares of the Company’s common stock such that, upon the effective time of the Merger, the Tarpan stockholders collectively received (or are entitled to receive) approximately 20 percent of the Company’s outstanding common stock on a fully-diluted basis (i.e., assuming the issuance of common stock underlying outstanding options, warrants and other rights). Based on the number of fully-diluted outstanding shares of the Company’s common stock on the date of the Merger, the current stockholders of Tarpan will receive an aggregate of approximately 10,731,052 shares of the Company’s common stock in the Merger. At the time of the Merger, Tarpan had outstanding indebtedness of approximately $648,000 resulting from a series of promissory notes issued to Paramount BioCapital Investments, LLC and Horizon BioMedical Ventures, LLC, both of which are owned or controlled by Dr. Lindsay Rosenwald. The notes were amended at the time of the Merger to provide that one-half of the outstanding indebtedness was payable upon completion of the Merger and the remaining one-half will be payable at such time as the Company raises at least $5 million in new financing.

The transaction will be accounted for using the purchase method of accounting. Based on management’s preliminary purchase price allocation, we believe all or a significant amount of the purchase price will be allocated to in-process research and development. The purchase price was approximately $11,700,000 and acquisition costs related to the transaction were approximately $178,000.

Several of Tarpan’s former stockholders are directors or significant stockholders of the Company. Dr. Rosenwald and various trusts established for the benefit of Dr. Rosenwald and members of his immediate family collectively beneficially owned approximately 46 percent of Tarpan’s common stock and beneficially own approximately 26 percent our common stock. In addition, Joshua Kazam, David Tanen, Dr. Michael Weiser and Timothy McInerney, all of whom are members of the Company’s board of directors, collectively owned approximately 13.4 percent of Tarpan’s outstanding common stock. Dr. Weiser and Mr. McInerney are also employed by Paramount BioCapital, Inc., an entity owned and controlled by Dr. Rosenwald. As a result of such relationships between the Company and Tarpan, the Company’s board of directors established a special committee to consider and approve the Agreement. The special committee consisted of Neil Herskowitz, Malcolm Hoenlein and Richard Steinhart, none of whom had any prior relationship with Tarpan.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2005

Upon completion of the Merger, Douglas Abel, formerly chief executive officer of Tarpan, was appointed president and chief executive officer of the Company. Pursuant to the Agreement, the Company entered into an Employment Agreement dated April 1, 2005 with Mr. Abel. This agreement has a three-year term commencing on April 1, 2005, which may be extended for additional one (1) year periods thereafter. Under the agreement, Mr. Abel is entitled to an annual salary of $300,000, in addition to health, disability insurance and other benefits. The annual salary shall be increased to $325,000 at such time as the Company completes a financing transaction that results in aggregate gross proceeds to the Company of at least $5,000,000, retroactive to the date of the agreement. In addition, the Company will pay Dr. Abel a cash bonus of $200,000 in the first year and he may receive a discretionary bonus in the first and subsequent years of up to 50 percent of his base salary. Pursuant to his employment agreement, on April 1, 2005, Mr. Abel was granted an option to purchase an aggregate of 2,923,900 shares of common stock at a price of $1.50 per share. The option vests in three equal installments, on November 1, 2005, November 1, 2006, and November 1, 2007. Mr. Abel and his dependents are eligible to receive paid medical and long term disability insurance and such other health benefits as we make available to other senior officers and directors. Mr. Abel reports to the Board of Directors of the Company.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our results of operations and financial condition in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2004 (the “Annual Report”). This discussion includes “forward-looking” statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, particularly those risks identified in the “Risk Factors” section of the Annual Report, and should not unduly rely on these forward looking statements.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MARCH 31, 2005 VS 2004

During the quarters ended March 31, 2005 and 2004, we had no revenue. We do not expect to have significant revenues relating to our product candidates in development prior to March 31, 2006.

For the quarter ended March 31, 2005, research and development expense was $964,040 as compared to $709,273 for the first quarter of 2004. The increase of $254,767 is due primarily to an acceleration of pre-clinical development of our Oleoyl-estrone drug candidate.

For the quarter ended March 31, 2005, general and administrative expense was $493,243 as compared to $413,238 for the quarter ended March 31, 2004. The increase of $80,005 is due primarily to increases in investor relations expense and consulting of approximately $55,000. In addition we had increases in expenses related to rent, telephone, directors’ fees and accounting of $17,000, $16,000, $15,000 and $12,000, respectively. These increases are partially offset by a reduction in legal and other expenses of approximately $33,000 and $2,000, respectively.

For the quarter ended March 31, 2005, interest and other income was $31,204 as compared to $27,163 for the quarter ended March 31, 2004. The increase of $4,041 is due primarily to a realized gain on sale of short-term investments during the quarter.

Net loss for the quarter ended March 31, 2005, was $1,426,079 as compared to $1,095,348 for the quarter ended March 31, 2004. This increase in net loss is attributable primarily to an increase in research and development expenses of $254,767 and an increase in general and administrative expenses of $80,005. These expense increases are partially offset by an increase in interest and other income of $4,041.

Preferred stock dividends of $127,466 and $212,123 reduced earnings per share for the three months ended March 31, 2005 and 2004 by $0.00 and $0.01, respectively.

LIQUIDITY AND CAPITAL RESOURCES

From inception to March 31, 2005, we incurred a deficit during the development stage of $15,508,580 primarily as a result of losses, and we expect to continue to incur additional losses and negative cash flows from operating activities through March 31, 2006 and for the foreseeable future. These losses have been incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations since inception primarily through equity financing and our licensing and sale of residual royalty rights of CT-3 to Indevus. During the three months ended March 31, 2005, we had a net decrease in cash and cash equivalents of $360,705. This decrease resulted from net cash used in operating activities of $1,278,503, partially offset by net cash provided by investing and financing activities of $848,753 and $69,045, respectively. Total liquid resources including short term investments as of March 31, 2005 were $4,066,038 compared to $5,419,872 at December 31, 2004. In addition, during the three months ended March 31, 2005, we accrued a preferred stock dividend of $127,466.

Our current liabilities as of March 31, 2005 were $1,270,584 compared to $1,195,705 at December 31, 2004, an increase of $74,879. The increase was primarily due to an increase in expenditures associated with the commencement of our Phase I clinical trial for our Oleoyl-estrone product candidate. As of March 31, 2005, we had working capital of $2,795,794 compared to $4,264,293 at December 31, 2004.

Our available working capital and capital requirements will depend upon numerous factors, including progress of our research and development programs, our progress in and the cost of ongoing and planned pre-clinical and clinical testing, the timing and cost of obtaining regulatory approvals, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in our existing collaborative and licensing relationships, the resources that we devote to developing manufacturing and commercializing capabilities, the status of our competitors, our ability to establish collaborative arrangements with other organizations and our need to purchase additional capital equipment.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through March 31, 2005, a significant portion of our financing has been through private placements of common stock and warrants. Unless our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Management believes that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future. Based on the resources available to us at March 31, 2005, management believes that we will need additional equity or debt financing or will need to generate revenues during 2005 through licensing our products or entering into strategic alliances to be able to sustain our operations through 2005 and we will need additional financing thereafter until we can achieve profitability, if ever.

We have reported net losses of $1,426,079 and $1,095,348 for the three months ended March 31, 2005 and 2004, respectively. The net loss from date of inception, excluding preferred stock dividends, August 6, 2001 to March 31, 2005, amounts to $14,377,133. Management believes that we will continue to incur net losses through at least March 31, 2006 and in the foreseeable future thereafter. Based on the current resources available to us, we will need additional equity or debt or financing or we will need to generate revenues through licensing our products or entering into strategic alliances to be able to sustain our operations until we can achieve profitability, if ever. These matters raise substantial doubt about our ability to continue as a going concern.

RESEARCH AND DEVELOPMENT PROJECTS

Oleoyl-estrone. In January 2005, The United States Food and Drug Administration (FDA) accepted our filed Investigational New Drug Application (IND) for the human clinical testing of oleoyl estrone. This IND allowance was granted on the preclinical chemistry, manufacturing, and safety data submitted to the FDA by the Company.

In February 2005, we began dosing patients in our first Phase I trial in Basel, Switzerland to evaluate the safety and tolerability of defined doses of orally administered oleoyl-estrone in obese adults, in accordance with FDA guidelines after obtaining formal approval from the Swiss medical regulatory authority, Swissmedic. The objective of this human Phase I dose-escalation study is to determine the pharmacokinetic profile of oleoyl-estrone, as well as its safety and tolerability in obese adult volunteers of both genders.  The study is being completed in two parts, Phase Ia and Phase Ib. In May 2005, we concluded Phase Ia, in which 36 obese volunteers were randomized to receive a single dose of either OE or a placebo, in a dose escalating manner, and currently have begun patient dosing in Phase Ib. We are currently reviewing and analyzing the results of the Phase Ia portion of the trial, which will ultimately be used to obtain approval to move forward with Phase II studies. The Phase Ib trial is a repeat-dose, dose escalation trial that will evaluate 24 obese volunteers in four cohorts randomized 2 to 1, active to placebo. Results from this study will also be used, in conjunction with extensive preclinical work, to establish the protocol and obtain approval from the FDA to begin Phase II clinical trials.The trial is being conducted under the IND accepted by the FDA in January 2005. Under our license agreement with Oleoyl-Estrone Developments, we made a $250,000 milestone payment upon the treatment of the first patient in the Phase I trial. Given the uncertainties inherent in early human clinical trials, it is difficult to predict with accuracy when the Phase I program will be completed.

To date, we have incurred $4,867,078 of project costs related to our development of oleoyl-estrone, of which $881,584 and $251,178 was incurred in the first three months of 2005 and 2004, respectively. Currently, we anticipate that we will need to expend approximately an additional $1,500,000 to $2,500,000 in development costs in fiscal 2005. Since oleoyl-estrone is regarded by the FDA as a new entity, it is not realistic to predict the size and the design of the study at this time.

Although we currently have sufficient capital to fund our anticipated 2005 R&D expenditures relating to oleoyl-estrone, we will need to raise additional capital from debt financings or by selling shares of our capital stock in order to complete the anticipated five or six year development program for the product. If we are unable to raise such additional capital, we may have to sublicense our rights to oleoyl-estrone to a third party as a means of continuing development, or much less likely, we may be required to abandon further development efforts altogether, either of which would have a material adverse effect on the prospects of our business.

In addition to raising additional capital, whether we are successful in developing oleoyl-estrone is dependent on numerous other factors, including unforeseen safety issues, lack of effectiveness, significant unforeseen delays in the clinical trial and regulatory approval process, both of which could be extremely costly, and inability to monitor patients adequately before and after treatments. Additional risks and uncertainties are also described in our Annual Report on Form 10-KSB for the year ended December 31, 2004. The existence of any of these factors could increase our development costs or make successful completion of development impractical, which would have a material adverse affect on the prospects of our business.

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

To date, we have incurred $2,699,396 of project costs related to our development of propofol lingual spray, of which $82,456 and $483,778 was incurred during the first three months of 2005 and 2004, respectively. Currently, we anticipate that we will need to expend approximately an additional $1,000,000 to $1,500,000 in development costs in fiscal 2005 and at least an aggregate of approximately $3,000,000 to $5,000,000 until we receive FDA approval for propofol, should we opt to continue development until then, including anticipated 2005 costs. As with our development of oleoyl-estrone, we believe we currently have sufficient capital to fund our development activities of propofol lingual spray during 2005. Since our business does not generate any cash flow, however, we will need to raise additional capital to continue development of the product beyond 2005. We expect to raise such additional capital through debt financings or by selling shares of our capital stock. To the extent additional capital is not available when we need it, we may be forced to sublicense our rights to propofol lingual spray or abandon our development efforts altogether, either of which would have a material adverse effect on the prospects of our business.

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

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”, which amends SFAS Statement No. 123 and will be effective for small business issuers for annual periods beginning after December 15, 2005. The new standard will require us to expense employee stock options and other share-based payments over the vesting period. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

Item 3.  Controls and Procedures

As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. During the first quarter of 2005, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting subsequent to such evaluation.

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

PART II - OTHER INFORMATION

Item 6. Exhibits

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

MANHATTAN PHARMACEUTICALS, INC.

Date: May 16, 2005	By:	/s/ Douglas Abel
Douglas Abel
President and Chief Executive Officer

Date: May 16, 2005	By:	/s/ Nicholas J. Rossettos
Nicholas J. Rossettos
Chief Financial Officer and Chief Operating Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.