Form 10QSB
period 2005-06-30
MANHATTAN PHARMACEUTICALS INC
filed 2005-08-15
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

(212) 582-3950
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of August 10, 2005 there were 40,858,692 shares of the issuer’s common stock, $.001 par value, outstanding.

Traditional Small Business Disclosure Format (check one): Yes ☐ No ☒

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains statements that are not historical but are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. In particular, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section in Item 2 of Part I of this Quarterly Report includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,”“anticipate,”“believe,” and “intend” and similar expressions to identify forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events. Such risks and uncertainties include, but are not limited to, uncertainties related to the ability to attract and retain partners for our technologies, the identification of lead compounds, the successful preclinical development thereof, the completion of clinical trials, the FDA review process and other governmental regulation, our pharmaceutical collaborator's ability to successfully develop and commercialize drug candidates, competition from other pharmaceutical companies, product pricing and third party reimbursement. Additional risks are described under the caption“Risk Factors” following Item 1 of our Annual Report on Form 10-KSB for the year ended December 31, 2004. Accordingly, you should not unduly rely on these forward looking statements.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
Assets	2005	2004

Current assets:
Cash and cash equivalents	$889,864	$905,656
Short-term investments, available for sale, at market	1,505,853	4,514,216
Prepaid expenses	17,012	40,126
Total current assets	2,412,729	5,459,998

Property and equipment, net	115,891	119,017
Other assets	70,506	70,506
Total assets	$2,599,126	$5,649,521

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,302,961	$1,143,603
Accrued expenses	148,074	52,102
Total current liabilities	1,451,035	1,195,705

Notes payable to related parties	324,392	—
Total liabilities	1,775,427	1,195,705

Commitments and Contingencies

Stockholders’ equity:
Series A convertible preferred stock, $.001 par value.
Authorized 1,500,000 shares; 731,964 and 854,373 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively
(liquidation preference aggregating $7,369,640 and $8,973,730 at
June 30, 2005 and December 31, 2004, respectively)	732	854
Common stock, $.001 par value. Authorized 150,000,000 shares;
40,820,601 and 28,309,187 shares issued and outstanding
at June 30, 2005 and December 31, 2004, respectively	40,821	28,309
Additional paid-in capital	29,789,111	18,083,208
Deficit accumulated during development stage	(28,993,575)	(13,955,035)
Dividends payable in Series A preferred shares	75,738	303,411
Accumulated other comprehensive income	—	13,237
Unearned consulting services	(89,128)	(20,168)
Total stockholders’ equity	823,699	4,453,816
Total liabilities and stockholders' equity	$2,599,126	$5,649,521

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					Cumulative
					period from
					August 6, 2001
					(inception) to
	Three Months ended June 30,		Six Months ended June 30,		June 30,
	2005	2004	2005	2004	2005

Revenue	$—	$—	$—	$—	$—

Costs and expenses:
Research and development	957,235	518,961	1,921,275	1,228,234	8,523,709
General and administrative	553,160	467,755	1,046,403	880,993	5,171,893
In-process research and development charge	11,887,807	—	11,887,807	—	11,887,807
Impairment of intangible assets	—	—	—	—	1,248,230
Loss on disposition of intangible assets	—	—	—	—	1,213,878
Total operating expenses	13,398,202	986,716	14,855,485	2,109,227	28,045,517

Operating loss	(13,398,202)	(986,716)	(14,855,485)	(2,109,227)	(28,045,517)

Other (income) expense:
Interest and other income	(37,142)	(53,928)	(68,346)	(81,091)	(260,035)
Interest expense	—	—	—	—	23,893
Realized gain on sale of marketable equity securities	—	(71,182)	—	(71,182)	(71,182)
Total other income	(37,142)	(125,110)	(68,346)	(152,273)	(307,324)
Net loss	(13,361,060)	(861,606)	(14,787,139)	(1,956,954)	(27,738,193)

Preferred stock dividends (including imputed amounts)	(123,935)	(180,682)	(251,401)	(392,805)	(1,255,382)
Net loss applicable to common shares	$(13,484,995)	$(1,042,288)	$(15,038,540)	$(2,349,759)	$(28,993,575)

Net loss per common share:
Basic and diluted	$(0.33)	$(0.04)	$(0.43)	$(0.09)

Weighted average shares of common stock outstanding:
Basic and diluted	40,595,204	26,744,875	34,663,130	26,444,118

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficiency)
(Unaudited)

								Dividends
							Deficit	payable			Total
	Series A						accumulated	in	Accumulated		stock–
	convertible				Additional		during	Series A	other	Unearned	holders'
	preferred stock		Common stock		paid-in	Subscription	development	preferred	comprehensive	consulting	equity
	Shares	Amount	Shares	Amount	capital	receivable	stage	shares	income/(loss)	costs	(deficiency)

Stock issued at $0.0004 per share for
subscription receivable	—	$—	10,167,741	$10,168	$(6,168)	$(4,000)	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	(56,796)	—	—	—	(56,796)

Balance at December 31, 2001	—	—	10,167,741	10,168	(6,168)	(4,000)	(56,796)	—	—	—	(56,796)

Proceeds from subscription receivable	—	—	—	—	—	4,000	—	—	—	—	4,000
Stock issued at $0.0004 per share for
license rights	—	—	2,541,935	2,542	(1,542)	—	—	—	—	—	1,000
Stock options issued for consulting services	—	—	—	—	60,589	—	—	—	—	(60,589)	—
Amortization of unearned consulting services	—	—	—	—	—	—	—	—	—	22,721	22,721
Sales of common stock at $0.63 per share
through private placement, net of
expenses	—	—	3,043,332	3,043	1,701,275	—	—	—	—	—	1,704,318
Net loss	—	—	—	—		—	(1,037,320)	—	—	—	(1,037,320)

Balance at December 31, 2002	—	—	15,753,008	15,753	1,754,154	—	(1,094,116)	—	—	(37,868)	637,923

Common stock issued at $0.63 per share, net of expenses	—	—	1,321,806	1,322	742,369	—	—	—	—	—	743,691
Effect of reverse acquisition	—	—	6,287,582	6,287	2,329,954	—	—	—	—	—	2,336,241
Amortization of unearned consulting costs	—	—	—	—	—	—	—	—	—	37,868	37,868
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(7,760)	—	(7,760)
Payment for fractional shares for stock combination	—	—	—	—	(300)	—	—	—	—	—	(300)
Preferred stock issued at $10 per share, net of expenses	1,000,000	1,000	—	—	9,045,176	—	—	—	—	—	9,046,176
Imputed preferred stock dividend					418,182	—	(418,182)	—			—
Net loss	—	—	—	—	—	—	(5,960,907)	—	—	—	(5,960,907)

Balance at December 31, 2003	1,000,000	1,000	23,362,396	23,362	14,289,535	—	(7,473,205)	—	(7,760)	—	6,832,932

Exercise of stock options	—	—	27,600	27	30,073	—	—	—	—	—	30,100
Common stock issued through private placement at $1.10 per share, net of expenses
per share, net of expenses	—	—	3,368,952	3,369	3,358,349	—	—	—	—	—	3,361,718
Conversion of preferred stock to common stock	(170,528)	(171)	1,550,239	1,551	(1,380)	—	—	—	—	—	—
Preferred stock dividends paid by issuance of shares	24,901	25	—	—	281,073	—	—	(282,388)	—	—	(1,290)
Preferred stock dividend accrued	—	—	—	—	—	—	(585,799)	585,799	—	—	—
Warrants issued for consulting services	—	—	—	—	125,558	—	—	—	—	(120,968)	4,590
Amortization of unearned consulting costs	—	—	—	—	—	—	—	—	—	100,800	100,800
Reversal of unrealized loss on short-term investments
and unrealized gain on short-term investments	—	—	—	—	—	—	—	—	20,997	—	20,997
Net loss	—	—	—	—	—	—	(5,896,031)	—	—	—	(5,896,031)

Balance at December 31, 2004	854,373	854	28,309,187	28,309	18,083,208	—	(13,955,035)	303,411	13,237	(20,168)	4,453,816

Exercise of stock options	—	—	32,400	33	32,367	—	—	—	—	—	32,400
Exercise of warrants	—	—	255,342	255	68,236	—	—	—	—	—	68,491
Conversion of preferred stock to common stock	(164,190)	(164)	1,492,620	1,493	(1,329)	—	—	—	—	—	—
Preferred stock dividends paid by issuance of shares	41,781	42	—	—	477,736	—	—	(479,074)	—	—	(1,296)
Preferred stock dividend accrued	—	—	—	—	—	—	(251,401)	251,401	—	—	—
Options issued for consulting services	—	—	—	—	97,230	—	—	—	—	(97,230)	—
Amortization of unearned consulting costs	—	—	—	—	—	—	—	—	—	28,270	28,270
Reversal of unrealized gain on short-term investments	—	—	—	—	—	—	—	—	(13,237)	—	(13,237)
Costs associated with private placement	—	—	—	—	(10,590)	—	—	—	—	—	(10,590)
Stock issued in connection with acquisition of Tarpan Therapeutics, Inc.	—	—	10,731,052	10,731	11,042,253	—	—	—	—	—	11,052,984
Net loss	—	—	—	—	—	—	(14,787,139)	—	—	—	(14,787,139)

Balance at June 30, 2005	731,964	$732	40,820,601	$40,821	$29,789,111	$—	$(28,993,575)	$75,738	$—	$(89,128)	$823,699

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			period from
			August 6, 2001
			(inception) to
	Six months ended June 30,		June 30,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(14,787,139)	$(1,956,954)	$(27,738,193)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for license rights	—	—	1,000
Amortization of unearned consulting costs	28,270	40,320	189,659
Warrants issued for consulting services	—	—	4,590
Amortization of intangible assets	—	—	145,162
Gain on sale of marketable equity securities	—	—	(71,182)
Depreciation	27,334	7,350	60,894
Non cash portion of in-process research and development charge	11,721,623	—	11,721,623
Loss on impairment of intangible assets	—	—	1,248,230
Loss on disposition of intangible assets	—	—	1,213,878
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in prepaid expenses	23,114	(2,492)	41,233
Increase in other assets	—	—	(70,506)
Increase (decrease) in accounts payable	133,307	(135,088)	953,175
Increase (decrease) in accrued expenses	95,972	(206,518)	(392,247)
Net cash used in operating activities	(2,757,519)	(2,253,382)	(12,692,684)
Cash flows from investing activities:
Purchase of property and equipment	(22,171)	(53,992)	(167,065)
Cash paid in connection with acquisitions	—	—	(32,808)
Purchase of short-term investments	—	—	(5,000,979)
Proceeds from sale of short-term investments	2,995,126	431,089	3,926,215
Proceeds from sale of license	—	—	200,001
Cash acquired in acquisition	6,777	—	6,777
Net cash provided by (used in) investing activities	2,979,732	377,097	(1,067,859)
Cash flows from financing activities:
Proceeds from issuances of notes payable to stockholders	—	—	233,500
Repayments of notes payable to stockholders	(327,010)	—	(560,510)
Proceeds from issuance of note payable to bank	—	—	600,000
Repayment of note payable to bank	—	—	(600,000)
Proceeds from subscriptions receivable	—	—	4,000
Payment for fractional shares for stock combination	(1,296)	—	(2,286)
Proceeds from sale of common stock, net	—	3,431,165	5,809,126
Costs associated with private placement	(10,590)	(46,423)	(10,590)
Proceeds from sale of preferred stock, net	—	—	9,046,176
Proceeds from exercise of stock options	32,400	14,500	62,500
Proceeds from exercise of warrants	68,491	—	68,491
Net cash provided by (used in) financing activities	(238,005)	3,399,242	14,650,407

Net increase (decrease) in cash and cash equivalents	(15,792)	1,522,957	889,864

Cash and cash equivalents at beginning of period	905,656	7,413,803	—
Cash and cash equivalents at end of period	$889,864	$8,936,760	$889,864
Supplemental disclosure of cash flow information:

Interest paid	$—	$—	$26,934

Supplemental disclosure of noncash investing and financing activities:

Stock options/warrants issued for consulting services	$97,230	$120,968	$278,787
Preferred stock dividends accrued	251,401	392,805	837,200
Conversion of preferred stock to common stock	164	—	335
Preferred stock dividends paid by issuance of shares	477,778	—	759,176
Issuance of common stock for acquisitions	11,052,984	—	13,389,226
Marketable equity securities received in connection with
sale of license	—	—	359,907
Subscription receivable from exercise of options	—	15,600	—
Net liabilities assumed in business combination	(675,416)	—	(675,416)

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2005

(1)	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2005 or for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with audited financial statements of Manhattan Pharmaceuticals, Inc. and its subsidiaries (“Manhattan” or the “Company”) as of and for the year ended December 31, 2004, which are included in the Company’s Annual Report on Form 10-KSB for such year. The condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited consolidated financial statements included in the Form 10-KSB for that year.

(2)	LIQUIDITY

The Company reported a net loss of $14,787,139 and negative cash flows from operating activities of $2,757,519 for the six months ended June 30, 2005. The net loss from date of inception, August 6, 2001, to June 30, 2005 amounts to $27,738,193.

Management believes that the Company will continue to incur net losses and negative cash flows from operating activities through at least June 30, 2006. Based on the resources of the Company available at June 30, 2005, management believes that the Company will need additional equity or debt financing or will need to generate revenues during 2005 through licensing of its products or entering into strategic alliances to be able to sustain its operations through 2005 and that it will need additional financing thereafter until it can achieve profitability, if ever. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances and its ability to realize the full potential of its technology in development. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term. Through June 30, 2005, a significant portion of the Company’s financing has been through private placements of common and preferred stock. Until and unless the Company’s operations generate significant revenues and cash flows from operating activities, the Company will attempt to continue to fund operations from cash on hand and through the sources of capital previously described.

(3)	COMPUTATION OF NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect because the Company incurred a net loss during each period presented. The amount of potentially dilutive securities excluded from the calculation was 16,349,537 and 15,970,578 as of June 30, 2005 and 2004, respectively.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2005

(4)	STOCK OPTIONS

On January 11, 2005, the Company granted directors and employees options to purchase an aggregate of 367,280 shares of common stock under the Company’s 2003 Stock Option Plan at an exercise price of $1.00 per share. 168,030 shares subject to these options vest in three equal annual installments starting on the grant date and continuing each anniversary thereafter, provided the optionee continues in service. 50,000 shares subject to these options vest in two equal annual installments starting on January 3, 2006, provided the optionee continues in service, and 149,250 shares subject to these options vest in three equal annual installments starting one year from the grant date, provided the optionee continues in service. On April 1, 2005, the Company granted its chief executive officer an option to purchase an aggregate of 2,923,900 shares of common stock under the Company’s 2003 Stock Option Plan at an exercise price of $1.50 per share. The option vests in three equal installments, on November 1, 2005, November 1, 2006 and November 1, 2007. On June 16, 2005, the Company granted a consultant options to purchase an aggregate of 100,000 shares of common stock under the Company’s 2003 Stock Option Plan at an exercise price of $1.60 per share. All shares subject to these options vest in thirty-six equal monthly installments beginning on the first month anniversary of the date of the grant, provided the consultant continues to provide services to the Company.

The Company uses the intrinsic value method of accounting for employee stock options pursuant to the provisions of APB Opinion No. 25. Since all of the options granted by the Company have been at exercise prices that were at least equal to the market value at the date of grant, there were no charges to operations upon issuance. Had compensation costs been determined using the Black-Scholes option pricing model in accordance with the fair value method prescribed by SFAS No. 123 for all options issued to employees and amortized over the vesting period, the Company’s net loss applicable to common shares and net loss per common share (basic and diluted) would have been increased to the pro forma amounts indicated below.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss applicable to common shares, as reported	$(13,484,995)	$(1,042,288)	$(15,038,540)	$(2,349,759)
Deduct: Total stock-based employee
compensation expense determined
under fair value method	(393,307)	(282,120)	(561,219)	(564,288)
Net loss applicable to common shares, pro forma	$(13,878,302)	$(1,324,408)	$(15,599,759)	$(2,914,047)
Net loss per common share – basic
As reported	$(0.33)	$(0.04)	$(0.43)	$(0.09)
Pro forma	(0.34)	(0.05)	(0.45)	(0.11)

As a result of amendments to SFAS No. 123, the Company will be required to expense the fair value of employee stock options over the vesting period, beginning January 1, 2006.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2005
The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in the six months ended June 30, 2005: dividend yield of 0%; expected volatility of 70%; risk-free interest rate of 3.7%; and expected lives of five years. The following assumptions were used for the grants in the six months ended June 30, 2004: dividend yield of 0%; expected volatility of 82%; risk-free interest rate of 3.2%; and expected lives of eight years. The following weighted average assumptions used for the grants in the three months ended June 30, 2005: dividend yield of 0%; expected volatility of 71%; risk-free interest rate of 3.7%; and expected lives of five years. No stock options were granted during the three months ended June 30, 2004.

(5)	ACQUISITION OF TARPAN THERAPEUTICS, INC.

On April 1, 2005, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Tarpan Therapeutics, Inc., a Delaware corporation (“Tarpan”), and Tarpan Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“TAC”). The Agreement provided that TAC would merge with and into Tarpan, with Tarpan remaining as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”). The Merger was completed April 1, 2005. In consideration for their shares of Tarpan capital stock and in accordance with the Agreement, the stockholders of Tarpan received 10,731,052 shares of the Company’s common stock such that, upon the effective time of the Merger, the Tarpan stockholders collectively received approximately 20 percent of the Company’s outstanding common stock on a fully-diluted basis. Based on the five day average price of the Company’s common stock of $1.03 per share, the purchase price totaled $11,052,984, plus $166,184 of acquisition costs. At the time of the Merger, Tarpan had outstanding indebtedness of $651,000 resulting from a series of promissory notes issued to Paramount BioCapital Investments, LLC and Horizon BioMedical Ventures, LLC, both of which are owned or controlled by Dr. Lindsay Rosenwald. The notes were amended at the time of the Merger to provide that one-half of the outstanding indebtedness was payable upon completion of the Merger and the remaining one-half will be payable at such time as the Company raises at least $5 million in new financing.

The acquisition of Tarpan has been accounted for by the Company under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”. Under the purchase method, assets acquired and liabilities assumed by the Company are recorded at their estimated fair values and the results of operations of the acquired company are consolidated with those of the Company from the date of acquisition.

Several of Tarpan’s former stockholders are directors or significant stockholders of the Company. Dr. Rosenwald and various trusts established for the benefit of Dr. Rosenwald and members of his immediate family collectively beneficially owned approximately 46 percent of Tarpan’s common stock and beneficially own approximately 26 percent of the Company’s common stock. In addition, Joshua Kazam, David Tanen, Dr. Michael Weiser and Timothy McInerney, all of whom are members of the Company’s board of directors, collectively owned approximately 13.4 percent of Tarpan’s outstanding common stock. Dr. Weiser and Mr. McInerney are also employed by Paramount BioCapital, Inc., an entity owned and controlled by Dr. Rosenwald. As a result of such relationships between the Company and Tarpan, the Company’s board of directors established a special committee to consider and approve the Agreement. The members of the special committee did not have any prior relationship with Tarpan.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2005

Upon completion of the Merger, Douglas Abel, formerly chief executive officer of Tarpan, was appointed President and Chief Executive Officer of the Company. Pursuant to the agreement, the Company entered into an employment agreement dated April 1, 2005 with Mr. Abel. This agreement has a three-year term commencing on April 1, 2005, which may be extended for additional one year periods thereafter. Under the agreement, Mr. Abel is entitled to an annual salary of $300,000, in addition to health, disability insurance and other benefits. The annual salary shall be increased to $325,000 at such time as the Company completes a financing transaction that results in aggregate gross proceeds to the Company of at least $5,000,000, retroactive to the date of the employment agreement. In addition, the Company will pay Mr. Abel a cash bonus of $200,000 in the first year and he may receive a discretionary bonus in the first and subsequent years of up to 50 percent of his base salary. Pursuant to his employment agreement, Mr. Abel was granted an option to purchase an aggregate of 2,923,900 shares of common stock at a price of $1.50 per share. The option vests in three equal installments, on November 1, 2005, November 1, 2006, and November 1, 2007.

The excess purchase price paid by the Company to acquire the net assets of Tarpan was allocated to acquired in-process research and development totaling $11,887,807. As required by FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business combinations Accounted for by the Purchase Method “ (“FIN4”), the Company recorded a charge in its statements of operations for the three and six months ended June 30, 2005 for the in-process research and development. Tarpan is a biopharmaceutical company engaged in the development of the Phase II pharmaceutical product candidate, PTH (1-34). The acquisition of Tarpan gives Manhattan this third product candidate. Results of operations of Tarpan are included in the consolidated financials since April 1, 2005.

A summary of the purchase price is as follows:

Assets purchased:
Cash	$6,777
Property and equipment	2,037
Acquired in-process research and development	11,887,807
Total	11,896,621
Liabilities:
Accounts payable	26,051
Notes payable - related parties	651,402
Total	677,453
Net purchase price	$11,219,168

The following unaudited pro forma financial information presents the condensed consolidated results of operations of the Company and Tarpan, as if the acquisition had occurred on January 1, 2005 and 2004 instead of April 1, 2005, after giving effect to certain adjustments, including the issuance of the Company’s common stock as part of the purchase price. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the period.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2005

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss	$(13,361,060)	$(13,030,115)	$(14,914,400)	$(14,150,463)

Weighted average number of common shares outstanding	40,713,128	37,475,927	40,058,300	37,175,170
Loss per common share - basic and fully diluted	$(0.33)	$(0.35)	$(0.37)	$(0.38)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our results of operations and financial condition in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2004 (the “Annual Report”). This discussion includes “forward-looking” statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,”“anticipate,”“believe,” and “intend” and similar expressions to identify forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, particularly those risks identified in the “Risk Factors” section of the Annual Report, and should not unduly rely on these forward looking statements.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JUNE 30, 2005 VS 2004

During the quarters ended June 30, 2005 and 2004, we had no revenue. We do not expect to have significant revenues relating to our product candidates in development prior to June 30, 2006.

For the quarter ended June 30, 2005, research and development expense was $957,235 as compared to $518,961 for the second quarter of 2004. The increase of $438,274 is due primarily to an acceleration of pre-clinical development of our Oleoyl-estrone drug candidate.

For the quarter ended June 30, 2005, general and administrative expense was $553,160 as compared to $467,755 for the quarter ended June 30, 2004. The increase of $85,405 is due primarily to increases in payroll, travel and entertainment, investor relations and rent expense of approximately $98,000, $18,000, $17,000 and $16,000 respectively. In addition we had increases in expenses related to directors’ fees and all other expenses of $8,000 and $7,000, respectively. These increases are partially offset by reductions in consulting and meetings of approximately $65,000 and $14,000, respectively.

For the quarter ended June 30, 2005, interest and other income was $37,142 as compared to $53,928 for the quarter ended June 30, 2004. The decrease of $16,786 is due primarily to a reduction in cash balances and short-term investments.

Net loss for the quarter ended June 30, 2005, was $13,361,060 as compared to $861,606 for the quarter ended June 30, 2004. This increase in net loss is attributable primarily to the in-process research and development charge of $11,887,807 relating to the acquisition of Tarpan. Additionally, there were increases in research and development expenses of $438,274 and general and administrative expenses of $85,405, as well as a reduction in interest and other income of $16,786. Finally in 2004 we had a realized gain on sale of marketable equity securities of $71,182, which we did not have in the current year.

Preferred stock dividends of $123,935 and $180,682 reduced earnings per share for the three months ended June 30, 2005 and 2004 by $0.00 and $0.01, respectively.

SIX-MONTH PERIOD ENDED JUNE 30, 2005 VS 2004

During the six months ended June 30, 2005 and 2004, we had no revenue. We do not expect to have significant revenues relating to our product candidates in development prior to June 30, 2006.

For the six months ended June 30, 2005, research and development expense was $1,921,275 as compared to $1,228,234 for the six months ended June 30, 2004. The increase of $693,041 is due primarily to an acceleration of pre-clinical development of our Oleoyl-estrone drug candidate.

For the six months ended June 30, 2005, general and administrative expense was $1,046,403 as compared to $880,993 for the six months ended June 30, 2004. The increase of $165,410 is due primarily to increases in payroll and investor relations expenses of approximately $97,000 and $52,000 respectively. In addition we had increases in expenses related to rent, directors’ fees, telephone and all other expenses of $32,000, $23,000, $17,000 and $16,000, respectively. These increases are partially offset by reductions in consulting and meetings of approximately $46,000 and $26,000, respectively.

For the six months ended June 30, 2005, interest and other income was $68,346 as compared to $81,091 for the six months ended June 30, 2004. The decrease of $12,745 is due primarily to a reduction in cash balances and short-term investments.

Net loss for the six months ended June 30, 2005, was $14,787,139 as compared to $1,956,954 for the six months ended June 30, 2004. This increase in net loss is attributable primarily to the in-process research and development charge of $11,887,807 related to the acquisition of Tarpan. Additionally, there were increases in research and development expenses of $693,041 and general and administrative expenses of $165,410 as well as a reduction in interest and other income of $12,745. Finally in 2004 we had a realized gain on sale of marketable equity securities of $71,182, which we did not have in the current year.

Preferred stock dividends of $251,401 and $392,805 reduced earnings per share for the six months ended June 30, 2005 and 2004 by $0.01 and $0.01, respectively.

LIQUIDITY AND CAPITAL RESOURCES

From inception to June 30, 2005, we incurred a deficit during the development stage of $28,993,575 primarily as a result of losses, and we expect to continue to incur additional losses and negative cash flows from operating activities through at least June 30, 2006 and for the foreseeable future. The acquisition of Tarpan will increase these losses. These losses have been incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations since inception primarily through equity financing and our licensing and sale of residual royalty rights of CT-3 to Indevus. During the six months ended June 30, 2005, we had a net decrease in cash and cash equivalents of $15,792. This decrease resulted from net cash used in operating activities of $2,757,519, net cash provided by investing activities of $2,979,732 and net cash used in financing activities of $238,005. Total liquid resources including short term investments as of June 30, 2005 were $2,395,717 compared to $5,419,872 at December 31, 2004. In addition, during the six months ended June 30, 2005, we accrued a preferred stock dividend of $251,401.

Our current liabilities as of June 30, 2005 were $1,451,035 compared to $1,195,705 at December 31, 2004, an increase of $255,330. The increase was primarily due to an increase in expenditures associated with the commencement of our Phase I clinical trial for our Oleoyl-estrone product candidate and a payable to related parties as a result of the Tarpan acquisition. As of June 30, 2005, we had working capital of $961,694 compared to $4,264,293 at December 31, 2004.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through June 30, 2005, a significant portion of our financing has been through private placements of common stock and warrants. Unless our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Management believes that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future. Based on the resources available to us at June 30, 2005, management believes that we will need additional equity or debt financing or will need to generate revenues during 2005 through licensing our products or entering into strategic alliances to be able to sustain our operations through 2005 and we will need additional financing thereafter until we can achieve profitability, if ever.

We have reported net losses of $14,787,139 and $1,956,954 for the six months ended June 30, 2005 and 2004, respectively. The net loss from date of inception, excluding preferred stock dividends, August 6, 2001 to June 30, 2005, amounts to $27,738,193. Management believes that we will continue to incur net losses through at least June 30, 2006 and in the foreseeable future thereafter. Based on the current resources available to us, we will need additional equity or debt or financing or we will need to generate revenues through licensing our products or entering into strategic alliances to be able to sustain our operations until we can achieve profitability, if ever. These matters raise substantial doubt about our ability to continue as a going concern.

RESEARCH AND DEVELOPMENT PROJECTS

Oleoyl-estrone. In January 2005, the United States Food and Drug Administration (FDA) accepted our filed Investigational New Drug Application (IND) for the human clinical testing of oleoyl estrone. This IND allowance was granted on the preclinical chemistry, manufacturing, and safety data submitted to the FDA by the Company.

In February 2005, we began dosing patients in our first Phase I trial in Basel, Switzerland to evaluate the safety and tolerability of defined doses of orally administered oleoyl-estrone in obese adults, in accordance with FDA guidelines after obtaining formal approval from the Swiss medical regulatory authority, Swissmedic. The objective of this human Phase I dose-escalation study was to determine the pharmacokinetic profile of oleoyl-estrone, as well as its safety and tolerability in obese adult volunteers of both genders. The study was completed in two parts, Phase Ia and Phase Ib. In May 2005, we concluded Phase Ia, in which 36 obese volunteers received a single dose of either OE or a placebo, in a dose escalating manner. The Phase Ib trial was a 7-day repeat-dose, dose escalation trial that evaluated 24 obese volunteers in four cohorts, randomized 2 to 1, active to placebo. Both Phase Ia and Phase Ib have been completed. Results from both studies will also be used, in conjunction with extensive preclinical work, to establish the protocol and obtain approval from the FDA to begin Phase II clinical trials. The Phase Ia trial was conducted under the IND accepted by the FDA in January 2005. Under our license agreement with Oleoyl-Estrone Developments, we made a $250,000 milestone payment upon the treatment of the first patient in the Phase I trial.

To date, we have incurred $5,735,870 of project costs related to our development of oleoyl-estrone, of which $1,750,376 and $462,305 was incurred in the first six months of 2005 and 2004, respectively. Currently, we anticipate that we will need to expend approximately an additional $1,500,000 to $2,500,000 in development costs in fiscal 2005. Since oleoyl-estrone is regarded by the FDA as a new entity, it is not realistic to predict the size and the design of the study at this time.

We do not have sufficient capital to fund our anticipated 2005 R&D expenditures relating to oleoyl-estrone in their entirety. We will need to raise additional capital from debt financings or by selling shares of our capital stock in order to complete the anticipated five or six year development program for the product. If we are unable to raise such additional capital, we may have to sublicense our rights to oleoyl-estrone to a third party as a means of continuing development, or though less likely, we may be required to abandon further development efforts altogether, either of which would have a material adverse effect on the prospects of our business.

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

Lingual Spray Propofol.  We are currently working with NovaDel to develop, manufacture and commercialize a propofol lingual spray. In July 2004, we released the results of the first human trial for our proprietary lingual spray formulation of propofol. In January 2005, the FDA accepted our IND for the initiation of the human clinical trials in the United States required for FDA approval of Propofol Lingual Spray (Propofol LS). We continue to pursue FDA approval of Propofol LS under 505(b)2 regulatory pathway. Section 505(b)2 of the U.S. Food, Drug & Cosmetic Act allows the FDA to approve a drug on the basis of existing data in the scientific literature or data used by the FDA in the approval of other drugs. Accordingly, the FDA has indicated to us that we will be able to utilize Section 505(b)2 to proceed directly to a pivotal Phase III trial for lingual spray propofol following completion of Phase I trials. We are actively planning the next steps of the clinical development process for Propofol LS, meeting with scientific advisors and Novadel regarding formulation, reviewing existing data, developing trial design, and evaluating plans to re-enter the clinic.

To date, we have incurred $2,787,839 of project costs related to our development of propofol lingual spray, of which $170,899 and $797,198 was incurred during the first six months of 2005 and 2004, respectively. Currently, we anticipate that we will need to expend approximately an additional $1,000,000 to $1,500,000 in development costs in fiscal 2005 and at least an aggregate of approximately $3,000,000 to $5,000,000 until we receive FDA approval for propofol, should we opt to continue development until then, including anticipated 2005 costs. As with our development of oleoyl-estrone, we do not have sufficient capital to fund our development activities of propofol lingual spray in their entirety during 2005. Since our business does not generate any cash flow, however, we will need to raise additional capital to continue development of the product beyond 2005. We expect to raise such additional capital through debt financings or by selling shares of our capital stock. To the extent additional capital is not available when we need it, we may be forced to sublicense our rights to propofol lingual spray or abandon our development efforts altogether, either of which would have a material adverse effect on the prospects of our business.

PTH (1-34). As of April 1, 2005 and as a result of the expenses we absorbed from Tarpan Therapeutics, Inc. following completion of our acquisition of that Company, we have incurred $307,555 of projects costs related to our development of PTH (1-34), of which $300,000 was incurred in the first six months of 2004. Currently, we anticipate that we will need to expend approximately an additional $1,000,000 to $1,500,000 in development costs in fiscal 2005. We are working toward a meeting with the FDA to run our development plan for PTH (1-34). In light of the information available from the development of FORTEO® (which contains recombinant human parathyroid hormone (1-34), [rhPTH(1-34)]) and in the absence of the meeting with the FDA, we are not able to realistically predict the size and the design of the study at this time. As with the development of our other product candidates, we do not have sufficient capital to fund our development activities of PTH (1-34) in their entirety during 2005. FORTEO® is registered trademark of Eli Lilly and Company.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”, which amends SFAS Statement No. 123 and will be effective for our quarter ending March 31, 2006. The new standard will require us to expense employee stock options and other share-based payments over the vesting period. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

Item 3.  Controls and Procedures

As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. During the second quarter of 2005, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting subsequent to such evaluation.

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

Item 5. Other Information

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

Item 6. Exhibits

Exhibit No.	Description

10.1	Employment Agreement between the Company and Nicholas J. Rossettos dated January 3, 2005.

10.2	Employment Agreement between the Company and Douglas Abel dated April 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed June 15, 2005).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANHATTAN PHARMACEUTICALS, INC.

Date: August 15, 2005	By:	/s/ Douglas Abel
Douglas Abel
President and Chief Executive Officer

Date: August 15, 2005	By:	/s/ Nicholas J. Rossettos
Nicholas J. Rossettos
Chief Financial Officer and Chief Operating Officer

Exhibit Index

Exhibit No.	Description

10.1	Employment Agreement between the Company and Nicholas J. Rossettos dated January 3, 2005.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.