Form 10QSB
period 2005-09-30
MANHATTAN PHARMACEUTICALS INC
filed 2005-11-15
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-32639

Manhattan Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3898269 (I.R.S. Employer Identification No.)

810 Seventh Avenue, 4th Floor, New York, New York 10019
(Address of principal executive offices)

(212) 582-3950
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 9, 2005 there were 60,090,379 shares of the issuer’s common stock, $.001 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
Assets	2005	2004

Current assets:
Cash and cash equivalents	$11,868,808	$905,656
Short-term investments, available for sale, at market	1,009,793	4,514,216
Prepaid expenses	20,178	40,126
Total current assets	12,898,779	5,459,998

Property and equipment, net	104,001	119,017
Other assets	70,506	70,506
Total assets	$13,073,286	$5,649,521

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,713,516	$1,143,603
Accrued expenses	95,179	52,102
Total liabilities	1,808,695	1,195,705

Commitments and Contingencies

Stockholders’ equity:
Series A convertible preferred stock, $.001 par value.
Authorized 1,500,000 shares; 0 and 854,373 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively
(liquidation preference aggregating $0 and $8,973,730 at
September 30, 2005 and December 31, 2004, respectively)	—	854
Common stock, $.001 par value. Authorized 150,000,000 shares;
59,415,257 and 28,309,187 shares issued and outstanding
at September 30, 2005 and December 31, 2004, respectively	59,415	28,309
Additional paid-in capital	41,932,542	18,083,208
Deficit accumulated during development stage	(30,881,083)	(13,955,035)
Dividends payable in shares	150,756	303,411
Accumulated other comprehensive income	2,961	13,237
Unearned consulting services	—	(20,168)
Total stockholders’ equity	11,264,591	4,453,816
Total liabilities and stockholders' equity	$13,073,286	$5,649,521

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					Cumulative
					period from
					August 6, 2001
					(inception) to
	Three Months ended September 30,		Nine Months ended September 30,		September 30,
	2005	2004	2005	2004	2005

Revenue	$—	$—	$—	$—	$—

Costs and expenses:
Research and development	1,370,733	1,678,939	3,292,008	2,907,173	9,894,442
General and administrative	490,894	562,752	1,537,298	1,443,745	5,662,788
In-process research and development charge	—	—	11,887,807	—	11,887,807
Impairment of intangible assets	—	—	—	—	1,248,230
Loss on disposition of intangible assets	—	—	—	—	1,213,878
Total operating expenses	1,861,627	2,241,691	16,717,113	4,350,918	29,907,145

Operating loss	(1,861,627)	(2,241,691)	(16,717,113)	(4,350,918)	(29,907,145)

Other (income) expense:
Interest and other income	(49,137)	(47,614)	(117,484)	(128,705)	(309,173)
Interest expense	—	—	—	—	23,893
Realized gain on sale of marketable equity securities	—	—	—	(71,182)	(71,182)
Total other income	(49,137)	(47,614)	(117,484)	(199,887)	(356,462)

Net loss	(1,812,490)	(2,194,077)	(16,599,629)	(4,151,031)	(29,550,683)

Preferred stock dividends (including imputed amounts)	(75,018)	(102,273)	(326,419)	(495,078)	(1,330,400)
Net loss applicable to common shares	$(1,887,508)	$(2,296,350)	$(16,926,048)	$(4,646,109)	$(30,881,083)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.09)	$(0.44)	$(0.17)

Weighted average shares of common stock outstanding:
Basic and diluted	44,667,025	26,866,155	38,174,238	26,585,823

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statement of Stockholders' Equity (Deficiency)
(Unaudited)
							Deficit	Dividends			Total
	Series A						accumulated	payable in	Accumulated		stock-
	convertible				Additional		during	Series A	other	Unearned	holders'
	preferred stock		Common stock		paid-in	Subscription	development	preferred	comprehensive	consulting	equity
	Shares	Amount	Shares	Amount	capital	receivable	stage	shares	income/(loss)	costs	(deficiency)

Stock issued at $0.0004 per share for subscription receivable	—	$—	10,167,741	$10,168	$(6,168)	$(4,000)	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	(56,796)	—	—	—	(56,796)
Balance at December 31, 2001	—	—	10,167,741	10,168	(6,168)	(4,000)	(56,796)	—	—	—	(56,796)

Proceeds from subscription receivable	—	—	—	—	—	4,000	—	—	—	—	4,000
Stock issued at $0.0004 per share for license rights	—	—	2,541,935	2,542	(1,542)	—	—	—	—	—	1,000
Stock options issued for consulting services	—	—	—	—	60,589	—	—	—	—	(60,589)	—
Amortization of unearned consulting services	—	—	—	—	—	—	—	—	—	22,721	22,721
Sales of common stock at $0.63 per share through private placement, net of expenses	—	—	3,043,332	3,043	1,701,275	—	—	—	—	—	1,704,318
Net loss	—	—	—	—		—	(1,037,320)	—	—	—	(1,037,320)
Balance at December 31, 2002	—	—	15,753,008	15,753	1,754,154	—	(1,094,116)	—	—	(37,868)	637,923

Common stock issued at $0.63 per share, net of expenses	—	—	1,321,806	1,322	742,369	—	—	—	—	—	743,691
Effect of reverse acquisition	—	—	6,287,582	6,287	2,329,954	—	—	—	—	—	2,336,241
Amortization of unearned consulting costs	—	—	—	—	—	—	—	—	—	37,868	37,868
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(7,760)	—	(7,760)
Payment for fractional shares for stock combination	—	—	—	—	(300)	—	—	—	—	—	(300)
Preferred stock issued at $10 per share, net of expenses	1,000,000	1,000	—	—	9,045,176	—	—	—	—	—	9,046,176
Imputed preferred stock dividend					418,182	—	(418,182)	—			—
Net loss	—	—	—	—	—	—	(5,960,907)	—	—	—	(5,960,907)
Balance at December 31, 2003	1,000,000	1,000	23,362,396	23,362	14,289,535	—	(7,473,205)	—	(7,760)	—	6,832,932

Exercise of stock options	—	—	27,600	27	30,073	—	—	—	—	—	30,100
Common stock issued through private placement at $1.10 per share, net of expenses	—	—	3,368,952	3,369	3,358,349	—	—	—	—	—	3,361,718
Conversion of preferred stock to common stock	(170,528)	(171)	1,550,239	1,551	(1,380)	—	—	—	—	—	—
Preferred stock dividends paid by issuance of shares	24,901	25	—	—	281,073	—	—	(282,388)	—	—	(1,290)
Preferred stock dividend accrued	—	—	—	—	—	—	(585,799)	585,799	—	—	—
Warrants issued for consulting services	—	—	—	—	125,558	—	—	—	—	(120,968)	4,590
Amortization of unearned consulting costs	—	—	—	—	—	—	—	—	—	100,800	100,800
Reversal of unrealized loss on short-term investments and unrealized gain on short-term investments	—	—	—	—	—	—	—	—	20,997	—	20,997
Net loss	—	—	—	—	—	—	(5,896,031)	—	—	—	(5,896,031)
Balance at December 31, 2004	854,373	854	28,309,187	28,309	18,083,208	—	(13,955,035)	303,411	13,237	(20,168)	4,453,816

Common stock issued through private placement at $1.11 and $1.15 per share, net of expenses	—	—	11,917,680	11,918	12,257,686	—	—	—	—	—	12,269,604
Exercise of stock options	—	—	32,400	33	32,367	—	—	—	—	—	32,400
Exercise of warrants	—	—	278,080	277	68,214	—	—	—	—	—	68,491
Conversion of preferred stock to common stock	(896,154)	(896)	8,146,858	8,147	(7,251)	—	—	—	—	—	—
Preferred stock dividends paid by issuance of shares	41,781	42	—	—	477,736	—	—	(479,074)	—	—	(1,296)
Preferred stock dividend accrued	—	—	—	—	—	—	(326,419)	326,419	—	—	—
Stock based compensation	—	—	—	—	28,054	—	—	—	—	20,168	48,222
Reversal of unrealized gain on short-term investments	—	—	—	—	—	—	—	—	(10,276)	—	(10,276)
Costs associated with private placement	—	—	—	—	(49,725)	—	—	—	—	—	(49,725)
Stock issued in connection with acquisition of Tarpan Therapeutics, Inc.	—	—	10,731,052	10,731	11,042,253	—	—	—	—	—	11,052,984
Net loss	—	—	—	—	—	—	(16,599,629)	—	—	—	(16,599,629)
Balance at September 30, 2005	—	$—	59,415,257	$59,415	$41,932,542	$—	$(30,881,083)	$150,756	$2,961	$—	$11,264,591

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			period from
			August 6, 2001
			(inception) to
	Nine months ended September 30,		September 30,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(16,599,629)	$(4,151,031)	$(29,550,683)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for license rights	—	—	1,000
Stock based compensation	48,222	70,560	209,611
Warrants issued for consulting services	—	—	4,590
Amortization of intangible assets	—	—	145,162
Gain on sale of marketable equity securities	—	(71,182)	(71,182)
Depreciation	40,233	15,806	73,793
Non cash portion of in-process research and development charge	11,721,623	—	11,721,623
Loss on impairment of intangible assets	—	—	1,248,230
Loss on disposition of intangible assets	—	—	1,213,878
Changes in operating assets and liabilities, net of acquisitions:
Decrease in prepaid expenses	19,948	2,291	38,067
Increase in other assets	—	(70,506)	(70,506)
Increase in accounts payable	543,862	838,019	1,363,730
Increase (decrease) in accrued expenses	43,077	(329,200)	(445,142)
Net cash used in operating activities	(4,182,664)	(3,695,243)	(14,117,829)
Cash flows from investing activities:
Purchase of property and equipment	(23,180)	(131,298)	(168,074)
Cash paid in connection with acquisitions	—	—	(32,808)
Purchase of short-term investments	—	—	(5,000,979)
Proceeds from sale of short-term investments	3,494,147	431,089	4,425,236
Proceeds from sale of license	—	—	200,001
Cash acquired in acquisition	6,777	—	6,777
Net cash provided by (used in) investing activities	3,477,744	299,791	(569,847)

Cash flows from financing activities:
Proceeds from issuances of notes payable to stockholders	—	—	233,500
Repayments of notes payable to stockholders	(651,402)	—	(884,902)
Proceeds from issuance of note payable to bank	—	—	600,000
Repayment of note payable to bank	—	—	(600,000)
Proceeds from subscriptions receivable	—	—	4,000
Payment for fractional shares for stock combination	(1,296)	(1,290)	(2,286)
Proceeds from sale of common stock, net	12,269,604	3,361,718	18,078,730
Costs associated with private placement	(49,725)	—	(49,725)
Proceeds from sale of preferred stock, net	—	—	9,046,176
Proceeds from exercise of stock options	32,400	30,100	62,500
Proceeds from exercise of warrants	68,491	—	68,491
Net cash provided by financing activities	11,668,072	3,390,528	26,556,484

Net increase (decrease) in cash and cash equivalents	10,963,152	(4,924)	11,868,808

Cash and cash equivalents at beginning of period	905,656	7,413,803	—
Cash and cash equivalents at end of period	$11,868,808	$7,408,879	$11,868,808
Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$26,934

Supplemental disclosure of noncash investing and financing activities:

Stock options/warrants issued for consulting services	$312,954	$120,968	$494,511
Preferred stock dividends accrued	326,419	495,078	912,218
Conversion of preferred stock to common stock	829	—	1,000
Preferred stock dividends paid by issuance of shares	477,736	—	759,134
Issuance of common stock for acquisitions	11,052,984	—	13,389,226
Marketable equity securities received in connection with
sale of license	—	—	359,907
Net liabilities assumed in business combination	(675,416)	—	(675,416)

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2005

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

(2)    LIQUIDITY

The Company reported a net loss of $16,599,629 and negative cash flows from operating activities of $4,182,664 for the nine months ended September 30, 2005. The net loss from date of inception, August 6, 2001, to September 30, 2005 amounts to $29,550,683.

Management believes that the Company will continue to incur net losses through at least September 30, 2006 and for the foreseeable future. Based on the resources of the Company available at September 30, 2005, management believes that the Company will need additional equity or debt financing or will need to generate revenues during 2006 through licensing of its products or entering into strategic alliances to be able to sustain its operations beyond 2006 and that it will need additional financing thereafter until it can achieve profitability, if ever.

The Company’s continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances and its ability to realize the full potential of its technology in development. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term. Through September 30, 2005, a significant portion of the Company’s financing has been through private placements of common and preferred stock. Until and unless the Company’s operations generate significant revenues and cash flows from operating activities, the Company will attempt to continue to fund operations from cash on hand and through the sources of capital previously described.

As described in Note 6, the Company recently completed a private placement offering of units consisting of shares of its common stock and warrants to purchase additional shares of common stock. The private placement was completed in two separate closings held on August 26, 2005 and August 30, 2005, respectively. In the August 26 closing, the Company sold a total of 10,808,971 shares of common stock and five-year warrants to purchase 2,161,767 shares for total gross proceeds of approximately $12 million. The warrants issued at the August 26 closing are exercisable at a price of $1.44 per share. On August 30, 2005, the Company closed on the sale of an additional 1,108,709 shares of common stock and warrants to purchase 221,741 common shares, which resulted in gross proceeds of approximately $1.28 million. The warrants issued in connection with the August 30 closing are exercisable at a price of $1.49 per share. Accordingly, the total gross proceeds resulting from the private placement was $13.27 million, before deducting selling commissions and expenses.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2005

The terms of the Company’s Series A Preferred Stock, which was originally issued in November 2003, provided for its automatic conversion upon the Company’s completion of a financing that results in gross proceeds to of at least $10 million at a pre-money valuation of the Company of at least $30 million. Accordingly, as a result of the August 26, 2005 closing of the Company’s private placement discussed above, all of the remaining outstanding shares of the Company’s Series A Preferred Stock automatically converted into shares of the Company’s common stock. As of such date, there were 729,626 shares of Series A Preferred Stock outstanding, which, upon the closing of the private placement, converted into an aggregate of 6,632,957 shares of common stock (at a rate of 9.0909 common shares per share of preferred stock).

(3)    COMPUTATION OF NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect because the Company incurred a net loss during each period presented. The amount of potentially dilutive securities excluded from the calculation was 12,754,038 and 16,161,738 as of September 30, 2005 and 2004, respectively.

(4)    STOCK OPTIONS

On January 11, 2005, the Company granted directors and employees options to purchase an aggregate of 367,280 shares of common stock under the Company’s 2003 Stock Option Plan at an exercise price of $1.00 per share. 168,030 shares subject to these options vest in three equal annual installments starting on the grant date and continuing each anniversary thereafter, provided the optionee continues in service. 50,000 shares subject to these options vest in two equal annual installments starting on January 3, 2006, provided the optionee continues in service, and 149,250 shares subject to these options vest in three equal annual installments starting one year from the grant date, provided the optionee continues in service. On April 1, 2005, the Company granted its Chief Executive Officer an option to purchase an aggregate of 2,923,900 shares of common stock under the Company’s 2003 Stock Option Plan at an exercise price of $1.50 per share. The option vests in three equal installments, on November 1, 2005, November 1, 2006 and November 1, 2007. On June 16, 2005, the Company granted a consultant options to purchase an aggregate of 100,000 shares of common stock under the Company’s 2003 Stock Option Plan at an exercise price of $1.60 per share. On August 29, 2005, the Company granted a consultant options to purchase an aggregate of 250,000 shares of common stock under the Company’s 2003 Stock Option Plan at an exercise price of $1.50 per share. All shares subject to these options, with the exception of the options granted on August 29, 2005, vest in thirty-six equal monthly installments beginning on the first month anniversary of the date of the grant, provided the consultant continues to provide services to the Company. The shares subject to the options granted on August 29, 2005 vest as follows: 25,000 options vest immediately; 50,000 upon reaching a share price goal of $2.50; 75,000 upon reaching a share price goal of $3.50; and 100,000 upon reaching a share price goal of $5.00.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2005

The Company uses the intrinsic value method of accounting for employee stock options pursuant to the provisions of APB Opinion No. 25. Since all of the options granted by the Company have been at exercise prices that were at least equal to the market value at the date of grant, there were no charges to operations upon issuance. Had compensation costs been determined using the Black-Scholes option pricing model in accordance with the fair value method prescribed by Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”) for all options issued to employees and amortized over the vesting period, the Company’s net loss applicable to common shares and net loss per common share (basic and diluted) would have been increased to the pro forma amounts indicated below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net loss applicable to common shares, as reported	$(1,887,508)	$(2,296,350)	$(16,926,048)	$(4,646,109)
Deduct: Total stock-based employee
compensation expense determined
under fair value method	(393,305)	(432,923)	(954,524)	(997,211)
Net loss applicable to common shares, pro forma	$(2,280,813)	$(2,729,273)	$(17,880,572)	$(5,643,320)
Net loss per common share - basic
As reported	$(0.04)	$(0.09)	$(0.44)	$(0.17)
Pro forma	(0.05)	(0.10)	(0.47)	(0.21)

As a result of amendments to SFAS No. 123, the Company will be required to expense the fair value of employee stock options over the vesting period, beginning January 1, 2006.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in the nine months ended September 30, 2005: dividend yield of 0%; expected volatility of 69%; risk-free interest rate of 4.1%; and expected lives of five years. The following assumptions were used for the grants in the nine months ended September 30, 2004: dividend yield of 0%; expected volatility of 82%; risk-free interest rate of 3.2%; and expected lives of eight years. The following weighted average assumptions were used for the grants in the three months ended September 30, 2005: dividend yield of 0%; expected volatility of 69%; risk-free interest rate of 4.1%; and expected lives of five years. The following weighted average assumptions were used for the grants in the three months ended September 30, 2004: dividend yield of 0%; expected volatility of 73.6%; risk-free interest rate of 2.0%; and expected lives of five years.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2005

(5)    ACQUISITION OF TARPAN THERAPEUTICS, INC.

On April 1, 2005, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Tarpan Therapeutics, Inc., a Delaware corporation (“Tarpan”), and Tarpan Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“TAC”). The Agreement provided that TAC would merge with and into Tarpan, with Tarpan remaining as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”). The Merger was completed April 1, 2005. In consideration for their shares of Tarpan capital stock and in accordance with the Agreement, the stockholders of Tarpan received 10,731,052 shares of the Company’s common stock such that, upon the effective time of the Merger, the Tarpan stockholders collectively received approximately 20 percent of the Company’s outstanding common stock on a fully-diluted basis. Based on the five day average price of the Company’s common stock of $1.03 per share, the purchase price totaled $11,052,984, plus $166,184 of acquisition costs. At the time of the Merger, Tarpan had outstanding indebtedness of $651,000 resulting from a series of promissory notes issued to Paramount BioCapital Investments, LLC and Horizon BioMedical Ventures, LLC, both of which are owned or controlled by Dr. Lindsay Rosenwald. The notes were amended at the time of the Merger to provide that one-half of the outstanding indebtedness was payable upon completion of the Merger and the remaining one-half was payable at such time as the Company raised at least $5 million in new financing. The Notes were repaid as a result of the sale of units in August 2005 (see Note 6).

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

Several of Tarpan’s former stockholders are directors or significant stockholders of the Company. Dr. Rosenwald and various trusts established for the benefit of Dr. Rosenwald and members of his immediate family collectively beneficially owned approximately 46 percent of Tarpan’s common stock and beneficially own approximately 26 percent of the Company’s common stock. In addition, Joshua Kazam, David Tanen, Dr. Michael Weiser and Timothy McInerney, all of whom were members of the Company’s board of directors at the time of the transaction, collectively owned approximately 13.4 percent of Tarpan’s outstanding common stock. Dr. Weiser and Mr. McInerney are also employed by Paramount BioCapital, Inc., an entity owned and controlled by Dr. Rosenwald. As a result of such relationships between the Company and Tarpan, the Company’s board of directors established a special committee to consider and approve the Agreement. The members of the special committee did not have any prior relationship with Tarpan.

Upon completion of the Merger, Douglas Abel, formerly chief executive officer of Tarpan, was appointed President and Chief Executive Officer and director of the Company. As contemplated by the merger agreement, the Company entered into an employment agreement dated April 1, 2005 with Mr. Abel. The employment agreement has a three-year term commencing on April 1, 2005, which may be extended for additional one-year periods thereafter. Under the agreement, Mr. Abel is entitled to an annual salary of $300,000, in addition to health, disability insurance and other benefits. The annual salary shall be increased to $325,000 at such time as the Company completes a financing transaction that results in aggregate gross proceeds to the Company of at least $5,000,000, retroactive to the date of the employment agreement, which condition was satisfied in August 2005. In addition, the Company will pay Mr. Abel a cash bonus of $200,000 in the first year and he may receive a discretionary bonus in the first and subsequent years of up to 50 percent of his base salary. Pursuant to his employment agreement, Mr. Abel was granted an option to purchase an aggregate of 2,923,900 shares of common stock at a price of $1.50 per share. The option vests in three equal installments, on November 1, 2005, November 1, 2006, and November 1, 2007.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2005

The excess purchase price paid by the Company to acquire the net assets of Tarpan was allocated to acquired in-process research and development totaling $11,887,807. As required by FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business combinations Accounted for by the Purchase Method “ (“FIN4”), the Company recorded a charge in its statements of operations for the nine months ended September 30, 2005 for the in-process research and development. Tarpan is a biopharmaceutical company engaged in the development of the Phase II pharmaceutical product candidate, PTH (1-34). The acquisition of Tarpan gives Manhattan this third product candidate. Results of operations of Tarpan are included in the consolidated financials since April 1, 2005.

A summary of the allocation of the purchase price is as follows:

Assets purchased:
Cash	$6,777
Property and equipment	2,037
Acquired in-process research and development	11,887,807
Total	11,896,621

Liabilities assumed:
Accounts payable	26,051
Notes payable - related parties	651,402
Total	677,453
Net purchase price	$11,219,168

The following unaudited pro forma financial information presents the condensed consolidated results of operations of the Company and Tarpan, as if the acquisition had occurred on January 1, 2005 and 2004 instead of April 1, 2005, after giving effect to certain adjustments, including the issuance of the Company’s common stock as part of the purchase price. The unaudited pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during these periods.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2005

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net loss	$(1,812,490)	$(2,200,061)	$(16,726,890)	$(16,350,524)

Weighted average number of common shares outstanding	44,667,025	37,597,207	41,724,954	37,316,875
Loss per common share - basic and fully diluted	$(0.04)	$(0.06)	$(0.40)	$(0.44)

(6)    PRIVATE PLACEMENT OF COMMON SHARES

The Company recently completed a private placement offering of units consisting of shares of its common stock and warrants to purchase additional shares of common stock. The private placement was completed in two separate closings held on August 26, 2005 and August 30, 2005, respectively. In the August 26 closing, the Company sold a total of 10,808,971 shares of common stock and five-year warrants to purchase 2,161,767 shares for total gross proceeds of approximately $12 million. The warrants issued at the August 26 closing are exercisable at a price of $1.44 per share. On August 30, 2005, the Company closed on the sale of an additional 1,108,709 shares of common stock and warrants to purchase 221,741 common shares, which resulted in gross proceeds of approximately $1.28 million. The warrants issued in connection with the August 30 closing are exercisable at a price of $1.49 per share. Accordingly, the total gross proceeds resulting from the private placement was $13.27 million, before deducting selling commissions and expenses.

The Company engaged Paramount BioCapital, Inc. (“Paramount”) an affiliate of a significant stockholder of the Company, as placement agent and paid total cash commissions of $836,360, of which $121,625 was paid to certain selected dealers engaged by Paramount in connection with the private placement and issued five-year warrants to purchase an aggregate of 538,191 shares of common stock exercisable at a price of $1.44 per share, of which Paramount received warrants to purchase 459,932 common shares. In connection with the August 30 closing, the Company paid cash commissions to Paramount of $88,550 and issued an additional five-year warrant to purchase 55,000 common shares exercisable at a price of $1.49 per share. After deduction of these selling commissions and expenses, the Company realized aggregate net proceeds from its August 2005 private placement of approximately $12.3 million. Timothy McInerney and Dr. Michael Weiser, each a director of the Company, are employees of Paramount BioCapital, Inc.

The terms of the Company’s Series A Preferred Stock, which was originally issued in November 2003, provided for its automatic conversion upon the Company’s completion of a financing that resulted in gross proceeds of at least $10 million and a “pre-money valuation” of the Company of at least $30 million. Accordingly, as a result of the August 26, 2005 closing of the Company’s private placement discussed above, all of the remaining outstanding shares of the Company’s Series A Preferred Stock automatically converted into shares of the Company’s common stock. As of such date, there were 729,626 shares of Series A Preferred Stock outstanding, which, upon the closing of the private placement, converted into an aggregate of 6,632,957 shares of common stock (at a rate of 9.0909 common shares per share of preferred stock).

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2005

(7)    SUBSEQUENT EVENTS

On October 21, 2005, the Company issued 675,675 shares of common stock to Cato BioVentures, an affiliate of Cato Research, Inc., in exchange for forgiveness of $750,000 of accounts payable owed by the Company to Cato Research, Inc. The transaction was completed on the same terms as the private placement described earlier which closed on August 26, 2005.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our results of operations and financial condition in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2004 (the “Annual Report”) and our financial statements as of and for the nine months ended September 30, 2005 included elsewhere in this report. This discussion includes “forward-looking” statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,”  “anticipate,”  “believe,” and “intend” and similar expressions to identify forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, particularly those risks identified in the “Risk Factors” section of the Annual Report, and should not unduly rely on these forward looking statements.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2005 VS 2004

During the quarters ended September 30, 2005 and 2004, we had no revenue. We do not expect to have significant revenues relating to our product candidates in development prior to September 30, 2006.

For the quarter ended September 30, 2005, research and development expense was $1,370,733 as compared to $1,678,939 for the third quarter of 2004. The decrease of $308,206 is due primarily to completion of studies of our propofol lingual spray candidate partially offset by an acceleration of our Oleoyl-estrone drug candidate.

For the quarter ended September 30, 2005, general and administrative expense was $490,894 as compared to $562,752 for the quarter ended September 30, 2004. The decrease of $71,858 is due primarily to decreases in consulting, outside services and rent expense of approximately $68,000, $37,000 and $21,000 respectively. These decreases are partially offset by increases in taxes, travel and entertainment, directors’ fees and all other expenses of approximately $17,000, $13,000, $11,000 and $13,000, respectively.

For the quarter ended September 30, 2005, interest and other income was $49,137 as compared to $47,614 for the quarter ended September 30, 2004. The increase of $1,523 is due primarily to an increase in cash balances and short-term investments.

Net loss for the quarter ended September 30, 2005, was $1,812,490 as compared to $2,194,077 for the quarter ended September 30, 2004. This decrease in net loss is attributable primarily to decreases in research and development expenses of $308,206 and general and administrative expenses of $71,858, partially offset by an increase in interest and other income of $1,523.

Preferred stock dividends of $75,018 and $102,273 reduced earnings per share for the three months ended September 30, 2005 and 2004 by $0.00 and $0.00, respectively.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005 VS 2004

During the nine months ended September 30, 2005 and 2004, we had no revenue. We do not expect to have significant revenues relating to our product candidates in development prior to September 30, 2006.

For the nine months ended September 30, 2005, research and development expense was $3,292,008 as compared to $2,907,173 for the nine months ended September 30, 2004. The increase of $384,835 is due primarily to an acceleration of pre-clinical development of our Oleoyl-estrone drug candidate.

For the nine months ended September 30, 2005, general and administrative expense was $1,537,298 as compared to $1,443,745 for the nine months ended September 30, 2004. The increase of $93,553 is due primarily to increases in payroll and investor relations expenses of approximately $92,000 and $59,000, respectively. In addition we had increases in expenses related to taxes, directors’ fees and travel and entertainment of approximately $45,000, $34,000 and $25,000, respectively. These increases are partially offset by reductions in consulting, outside services and all other expenses of approximately $114,000, $29,000 and $18,000, respectively.

For the nine months ended September 30, 2005, interest and other income was $117,484 as compared to $128,705 for the nine months ended September 30, 2004. The decrease of $11,221 is due primarily to a reduction in cash balances and short-term investments.

Net loss for the nine months ended September 30, 2005, was $16,599,629 as compared to $4,151,031 for the nine months ended September 30, 2004. This increase in net loss is attributable primarily to the in-process research and development charge of $11,887,807 related to the acquisition of Tarpan. Additionally, there were increases in research and development expenses of $384,835 and general and administrative expenses of $93,553 as well as a reduction in interest and other income of $11,221. Finally in 2004 we had a realized gain on sale of marketable equity securities of $71,182, which we did not have in the current year.

Preferred stock dividends of $326,419 and $495,078 reduced earnings per share for the nine months ended September 30, 2005 and 2004 by $0.01 and $0.02, respectively.

LIQUIDITY AND CAPITAL RESOURCES

From inception to September 30, 2005, we incurred a deficit during the development stage of $30,881,083 primarily as a result of losses, and we expect to continue to incur additional losses through at least September 30, 2006 and for the foreseeable future. The acquisition of Tarpan will increase these losses. These losses have been incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations since inception primarily through equity financing and our licensing and sale of residual royalty rights of CT-3 to Indevus. During the nine months ended September 30, 2005, we had a net increase in cash and cash equivalents of $10,963,152. This increase resulted from net cash provided by financing activities, substantially all of which was from the net proceeds of $12,269,604 from the private placement of 11,917,680 shares of common stock at $1.11 and $1.15 per share and investing activities, which included proceeds from the sale of short-term investments, of $3,494,147. These increases are partially offset by net cash used in operating activities of $4,182,664. Total liquid resources including short term investments as of September 30, 2005 were $12,878,601 compared to $5,419,872 at December 31, 2004.

Our current liabilities as of September 30, 2005 were $1,808,695 compared to $1,195,705 at December 31, 2004, an increase of $612,990. The increase was primarily due to an increase in expenditures associated with the commencement of our Phase I clinical trial for our Oleoyl-estrone product candidate. As of September 30, 2005, we had working capital of $11,090,084 compared to $4,264,293 at December 31, 2004.

We recently completed a private placement offering of units consisting of shares of our common stock and warrants to purchase additional shares of common stock. The private placement was completed in two separate closings held on August 26, 2005 and August 30, 2005. In the August 26 closing, we sold a total of 10,808,971 shares of common stock and five-year warrants to purchase 2,161,767 shares for total gross proceeds of approximately $12 million. The warrants issued at the August 26 closing are exercisable at a price of $1.44 per share. On August 30, 2005, we closed on the sale of an additional 1,108,709 shares of common stock and warrants to purchase 221,741 common shares, which resulted in gross proceeds of approximately $1.28 million. The warrants issued in connection with the August 30 closing are exercisable at a price of $1.49 per share. Accordingly, the total gross proceeds resulting from the private placement was $13.27 million, before deducting selling commissions and expenses.

We engaged Paramount BioCapital, Inc. an affiliate of a significant stockholder of the Company, as placement agent and paid total cash commissions of $836,360, of which $121,625 was paid to certain selected dealers engaged by Paramount in connection with the private placement and issued five-year warrants to purchase an aggregate of 538,191 shares of common stock exercisable at a price of $1.44 per share, of which Paramount received warrants to purchase 459,932 common shares. In connection with the August 30 closing, we paid cash commissions to Paramount of $88,550 and issued an additional five-year warrant to purchase 55,000 common shares at a price of $1.49 per share. After deduction of these selling commissions and expenses, we realized aggregate net proceeds from our August 2005 private placement of approximately $12.2 million. Timothy McInerney and Dr. Michael Weiser, each a director of the Company, are employees of Paramount BioCapital, Inc.

In accordance with the terms of the private placement, we agreed to file a registration statement under the Securities Act within 30 days of the final closing of the private placement covering the resale of the shares sold in the private placement, including the shares issuable upon the exercise of the warrants.

As a result of this offering, we expect that our current cash position is sufficient to fund our operations, including the development of our three product candidates, through 2006.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through September 30, 2005, a significant portion of our financing has been through private placements of common stock and warrants. Unless our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Management believes that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future. Based on the resources available to us at September 30, 2005, management believes that we will need additional equity or debt financing or will need to generate revenues during 2006 through licensing our products or entering into strategic alliances to be able to sustain our operations beyond 2006 and we will need additional financing thereafter until we can achieve profitability, if ever.

RESEARCH AND DEVELOPMENT PROJECTS

Oleoyl-estrone. In January 2005, the United States Food and Drug Administration (FDA) accepted our filed Investigational New Drug Application (IND) for the human clinical testing of oleoyl estrone. This IND allowance was granted on the preclinical chemistry, manufacturing, and safety data submitted to the FDA by the Company.

In February 2005, we began dosing patients in our first Phase I trial in Basel, Switzerland to evaluate the safety and tolerability of defined doses of orally administered oleoyl-estrone in obese adults, in accordance with FDA guidelines after obtaining formal approval from the Swiss medical regulatory authority, Swissmedic. The objective of this human Phase I dose-escalation study was to determine the pharmacokinetic profile of oleoyl-estrone, as well as its safety and tolerability in obese adult volunteers of both genders. The study was completed in two parts, Phase Ia and Phase Ib. In May 2005, we concluded Phase Ia, in which 36 obese volunteers received a single dose of either OE or a placebo, in a dose escalating manner. The Phase Ib trial was a 7-day repeat-dose, dose escalation trial that evaluated 24 obese volunteers in four cohorts, randomized 2 to 1, active to placebo. Both Phase Ia and Phase Ib have been completed. Results from both studies will also be used, in conjunction with extensive preclinical work, to establish the protocol and obtain approval to begin Phase II clinical trials. The trial was being conducted under the IND accepted by the FDA in January 2005. Oleoyl-estrone was well tolerated at all doses and demonstrated no serious adverse events. In addition, there was evidence of reduction in weight and evidence of a reduction in desire to eat and hunger level, reduced fasting glucose, reduced LDL cholesterol and other key measures. Oleoyl-estrone also showed reversible, dose dependent elevations in estrone and estradiol levels as well as reductions in testosterone levels.

To date, we have incurred $6,697,551 of project costs related to our development of oleoyl-estrone, including milestone payments triggered under our license agreement for oleoyl-estrone, of which $2,712,058 and $1,714,333 was incurred in the first nine months of 2005 and 2004, respectively. Currently, we anticipate that we will need to expend approximately an additional $1,000,000 to $1,500,000 in development costs in fiscal 2005. Since oleoyl-estrone is regarded by the FDA as a new entity, it is not realistic to predict the size and the design of the study at this time.

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

Lingual Spray Propofol.  We are currently working to develop, manufacture and commercialize a propofol lingual spray. In July 2004, we released the results of the first human trial for our proprietary lingual spray formulation of propofol. In January 2005, the FDA accepted our IND for the initiation of the human clinical trials in the United States required for FDA approval of Propofol Lingual Spray (Propofol LS). We continue to pursue FDA approval of Propofol LS under 505(b)2 regulatory pathway. Section 505(b)2 of the U.S. Food, Drug & Cosmetic Act allows the FDA to approve a drug on the basis of existing data in the scientific literature or data used by the FDA in the approval of other drugs. Accordingly, the FDA has indicated to us that we will be able to utilize Section 505(b)2 to proceed directly to a pivotal Phase III trial for lingual spray propofol following completion of Phase I trials. We are actively planning the next steps of the clinical development process for Propofol LS, meeting with scientific advisors, Novadel and other research organizations regarding formulation, reviewing existing data, developing trial design, and evaluating plans to re-enter the clinic.

To date, we have incurred $2,801,285 of project costs related to our development of propofol lingual spray, of which $184,345 and $1,266,644 was incurred during the first nine months of 2005 and 2004, respectively. Currently, we anticipate that we will need to expend approximately an additional $375,000 to $750,000 in development costs in fiscal 2005 and at least an aggregate of approximately $3,000,000 to $5,000,000 until we receive FDA approval for propofol, should we opt to continue development until then, including anticipated 2005 costs. As with our development of oleoyl-estrone, we believe we currently have sufficient capital to fund our development activities of propofol lingual spray during 2005 and 2006. Since our business does not generate any cash flow, however, we will need to raise additional capital to continue development of the product beyond 2006. We expect to raise such additional capital through debt financings or by selling shares of our capital stock. To the extent additional capital is not available when we need it, we may be forced to sublicense our rights to propofol lingual spray or abandon our development efforts altogether, either of which would have a material adverse effect on the prospects of our business.

PTH (1-34). To date, we have incurred $395,606 of project costs related to our development of PTH (1-34), which was incurred since April 1, 2005, the date of the Tarpan Therapeutics, Inc. acquisition. Currently, we anticipate that we will need to expend approximately an additional $750,000 to $1,500,000 in development costs in fiscal 2005. We are working toward re-entering the clinic utilizing the existing open physician IND. In addition, we are planning for a meeting with the FDA to discuss our development plan for PTH (1-34). In light of the information available from the development of FORTEO® (which contains recombinant human parathyroid hormone (1-34), [rhPTH(1-34)]) and in the absence of the meeting with the FDA, we are not able to realistically predict the size and the design of the study at this time. As with our development of our other product candidates, we believe we currently have sufficient capital to fund our development activities of PTH (1-34) in their entirety during 2005. FORTEO® is a registered trademark of Eli Lilly and Company.

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

Item 3.  Controls and Procedures

As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). During the third quarter of 2005, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting subsequent to such evaluation. Based upon that evaluation, however, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of that date were not effective because of the material weaknesses in internal control over financial reporting described below. We are taking steps to address such material weaknesses described below. With the exception of such weaknesses, however, the Chief Executive Officer and the Chief Financial Officer believe that our current disclosure controls and procedures are adequate to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act is recorded, processed, summarized and reported on an accurate and timely basis.

As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During the preparation of this Form 10-QSB for the quarter ended September 30, 2005, as part of its review of this report, our independent registered public accounting firm identified material weaknesses, as of September 30, 2005, in our internal controls over financial reporting relating to the recording and disclosures of stock options that we have granted to non-employee consultants in accordance with Emerging Issues Task Force (“EITF”) 96-18 and SFAS 123. Specifically, in accordance with EITF 96-18, we should have been accounting for an option issued to a non-employee consultant using variable accounting, instead of fixed accounting. In addition, we improperly applied SFAS 123 in accounting for a stock option granted to a different non-employee consultant. In connection with its review of this Form 10-QSB, our independent registered accounting firm also identified certain errors made in the calculation of our weighted average number of shares outstanding. Our independent registered public accounting firm advised management and our Audit Committee that it considered each of these situations to be a material weakness in our internal controls.

Since such material weaknesses were identified by our independent registered accounting firm in connection with its review of this Form 10-QSB and because they relate only to the quarter ended September 30, 2005, the items subject to these issues are correctly reflected in the financial statements included in this Form 10-QSB and no restatement of any previously filed financial statements is required. However, on a going forward basis, management will continue to evaluate our disclosure controls and procedures concerning the selection and application of accounting principles, in particular stock option accounting, in order to prevent the recurrence of the circumstances that resulted in the material weaknesses identified in connection with the review of this Form 10-QSB. In addition, we intend to more regularly consult with advisors, increase our emphasis on accounting education for our accounting personnel and increase our emphasis on reviewing applicable accounting literature, especially with regard to the selection and application of accounting principles relating to stock options. We believe such enhancements to our system of internal controls and our disclosure controls and procedures will be adequate to provide reasonable assurance that our internal control objectives will be met.

PART II - OTHER INFORMATION

Item 5. Other Information

A. On October 17, 2005, the Company issued a press release announcing results of its Phase I trial of oleoyl-estrone. A copy of the press release is attached hereto as Exhibit 99.1 and incorporated herein by reference.

B. The common stock of the Company has been approved for listing on the American Stock Exchange. Effective October 7, 2005, the Company’s common stock began trading on the American Stock Exchange under the symbol “MHA.”

Item 6. Exhibits

Exhibit No.	Description

4.1
Form of Common Stock Warrant issued in connection with the Company’s August 2005 private placement. (incorporated by reference to same exhibit number of the Company’s Form 8-K filed September 1, 2005).

4.2
Form of Common Stock Warrant issued to placement agents in connection with the Company’s August 2005 private placement (incorporated by reference to same exhibit number of Company’s Form 8-K filed September 1, 2005).

10.1
Form of Subscription Agreement between the Company and investors in the Company’s August 2005 private placement (incorporated by reference to same exhibit number of the Company’s Form 8-K filed September 1, 2005).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release dated October 17, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANHATTAN PHARMACEUTICALS, INC.

Date: November 14, 2005	By:	/s/ Douglas Abel
Douglas Abel
President and Chief Executive Officer

Date: November 14, 2005	By:	/s/ Nicholas J. Rossettos
Nicholas J. Rossettos
Chief Financial Officer and Chief Operating Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release dated October 17, 2005.