Form 10KSB
period 2005-12-31
MANHATTAN PHARMACEUTICALS INC
filed 2006-03-31
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___to___

Commission File Number  1-32639

MANHATTAN PHARMACEUTICALS, INC.

(Exact name of issuer as specified in its charter)

Delaware	36-3898269
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

810 Seventh Avenue, 4th Floor, New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)

(212) 582-3950

(Issuer’s telephone number)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for the fiscal year ended December 31, 2005 were $0.

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer on March 24, 2006 based on the closing price of the common stock as reported on the American Stock Exchange on such date was $54,939,388 .

As of March 24, 2006 there were 60,092,697 outstanding shares of common stock, par value $.001 per share.

Traditional Small Business Disclosure Format: Yes ☐ No ☒

References to the “Company,” the “Registrant,” “we,” “us,” or “our” or in this Annual Report on Form 10-KSB refer to Manhattan Pharmaceuticals, Inc., a Delaware corporation, and our consolidated subsidiaries, together taken as a whole, unless the context indicates otherwise.

Forward-Looking Statements

This annual report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “may,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. These statements are therefore subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Such risks and uncertainties relate to, among other factors:

•	the development of our drug candidates; the regulatory approval of our drug candidates;
•	our use of clinical research centers and other contractors;
•	our ability to find collaborative partners for research, development and commercialization of potential products;
•	acceptance of our products by doctors, patients or payers;
•	our ability to market any of our products;
•	our history of operating losses;
•	our ability to compete against other companies and research institutions;
•	our ability to secure adequate protection for our intellectual property;
•	our ability to attract and retain key personnel;
•	availability of reimbursement for our product candidates;
•	the effect of potential strategic transactions on our business;
•	our ability to obtain adequate financing; and
•	the volatility of our stock price.

Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Overview

We are engaged in the business of developing and commercializing biomedical and pharmaceutical technologies. We aim to acquire proprietary rights to these technologies by licensing or otherwise acquiring an ownership interest, funding their research and development and eventually bringing the technologies to market. We do not have any drugs or other products available for sale, but we are currently researching and developing three biomedical technologies:

•	Oleoyl-estrone, an orally administered hormone attached to a fatty-acid that has been shown to cause significant weight loss in preclinical animal studies regardless of dietary modifications;

•	PTH (1-34), a peptide that regulates epidermal cell growth and differentiation currently under development as a topical treatment for psoriasis and additional hyperproliferative skin disorders.

•	Lingual spray propofol, a proprietary lingual spray technology is used to deliver propofol for pre-procedural sedation prior to diagnostic, therapeutic or endoscopic procedures.

Although we are primarily focused on developing these technologies, we continue to seek to acquire proprietary rights to other biomedical and pharmaceutical technologies, by licensing or acquiring an ownership interest, funding their research and development and bringing the technologies to market.

Pursuant to an Agreement and Plan of Merger dated April 1, 2005 (the “Agreement”) between us, Tarpan Therapeutics, Inc., a Delaware corporation (“Tarpan”), and Tarpan Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (“TAC”), TAC merged with and into Tarpan, with Tarpan remaining as the surviving corporation and our wholly-owned subsidiary. Tarpan was a privately-held, New York based biopharmaceutical company developing dermatological therapeutics. Through the merger, we acquired Tarpan’s primary product candidate, PTH (1-34), a peptide believed to be a regulator of epidermal cell growth and differentiation. In consideration for their shares of Tarpan capital stock and in accordance with the Agreement, the stockholders of Tarpan received an aggregate of approximately 10,731,000 shares, representing approximately 20% of our then outstanding common stock. This transaction was accounted for as a purchase of Tarpan by the Company. As a result of the merger, we assumed Tarpan’s outstanding indebtedness of approximately $651,000, which resulted from a series of promissory notes issued to Paramount BioCapital Investments, LLC and Horizon BioMedical Ventures, LLC, both of which are owned or controlled by Dr. Lindsay Rosenwald. The notes were amended at the time of the merger to provide that one-half of the outstanding indebtedness was payable upon completion of the merger and the remaining one-half will be payable at such time as we raise at least $5 million in new financing. As a result of our August 2005 private placement, we have now satisfied the remaining balance of this indebtedness.

Several of Tarpan’s former stockholders are directors or significant stockholders of our company. At the time of  the merger, Dr. Rosenwald and various trusts established for the benefit of Dr. Rosenwald and members of his immediate family collectively beneficially owned approximately 46 percent of Tarpan’s common stock and beneficially owned approximately 26 percent our common stock (Dr. Rosenwald disclaims beneficial ownership of shares held by such trusts, except to the extent of any pecuniary interest). In addition, Joshua Kazam, David Tanen, Dr. Michael Weiser and Timothy McInerney, all of whom were then members of our board of directors, collectively owned approximately 13.4 percent of Tarpan’s outstanding common stock. Dr. Weiser and Mr. McInerney are also employed by Paramount BioCapital, Inc., an entity owned and controlled by Dr. Rosenwald. As a result of such relationships between us and Tarpan, our board of directors established a special committee to consider and approve the merger. The special committee consisted of three disinterested directors, none of whom had any prior relationship with Tarpan.

We were incorporated in Delaware in May 1993 under the name “Atlantic Pharmaceuticals, Inc.” and, in March 2000, we changed our name to “Atlantic Technology Ventures, Inc.” On February 21, 2003, we completed a “reverse acquisition” of privately-held Manhattan Research Development, Inc. In connection with this transaction, we also changed our name to “Manhattan Pharmaceuticals, Inc.” From an accounting perspective, the accounting acquirer is considered to be Manhattan Research Development, Inc., and accordingly, the historical financial statements are those of Manhattan Research Development, Inc. with the impact of the “acquisition” of Atlantic Technology Ventures, Inc. as of February 21, 2003.

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

We consider Oleoyl-estrone as a potential out-licensing candidate. We plan to complete enough development work to ensure that, should the product candidate be out licensed, it will continue to be successful and maintain urgency in a larger partner’s hands. The potential for out-licensing oleoyl-estrone may also create an opportunity for non-dilutive financing based on both up-front and ongoing milestone payments as the drug advances through development.

In January 2005, the FDA accepted our filed investigational new drug application, or “IND” for the human clinical testing of Oleoyl-estrone. We completed Phase Ia and Phase Ib clinical trials in May 2005 and July 2005 and released data on both trials in October 2005. Both trials were completed in Basel, Switzerland after obtaining formal approval from the Swiss medical authority, Swissmedic, however, only the Phase Ia trial was conducted pursuant to the IND accepted by the FDA. The objective of both dose-escalation studies was to determine the safety and tolerability of defined doses of orally administered Oleoyl-estrone in obese adult volunteers as well as the pharmacokinetic profile (i.e. the manner in which the drug is absorbed, distributed, metabolized and excreted by the body) of Oleoyl-estrone in both men and women.

The Phase Ia study involved 36 obese volunteers. Twelve of the 36 patients received placebo and 24 received a single dose in one of six strengths ranging from 1 mg to 150 mg. Oleoyl-estrone was shown to be safe with no serious adverse events noted in this study.

The Phase Ib study was a seven day repeat dose study involving 24 obese volunteers in four cohorts of 6 patients each who received either placebo or Oleoyl-estrone in doses ranging from 10 mg to 150 mg once daily for seven consecutive days. The results indicated that Oleoyl-estrone was generally well-tolerated at all doses and no serious adverse events were reported. There were also no clinically significant changes in the physical exams, vital signs, ECGs, coagulation and liver function tests. The study demonstrated evidence of greater weight loss among the treated groups compared with the placebo group as well as evidence of reduction in desire to eat, hunger levels, fasting glucose and LDL cholesterol. Important clinical laboratories findings included reversible, dose-dependent elevations in estrone and estradiol levels, as well as reductions in testosterone levels. We plan to initiate a follow on Phase IIa study using low doses of Oleoyl-estrone in the first half of 2006.

Results from both Phase I studies are being used, in conjunction with extensive preclinical work, to establish the protocol and obtain approval from the relevant regulatory authority to begin Phase II clinical trials. Under our license agreement with Oleoylestrone Developments, we made a $250,000 milestone payment upon the treatment of the first patient in the Phase I trial. Upon initiation of the Phase IIa trial, an additional milestone payment of $250,000 will be made. In preparation for beginning the phase IIa clinical trial, the clinical study protocol is currently in the regulatory review cycle in Switzerland, having received local ethics committee review and approval. The trial will begin immediately following receipt of final regulatory approval from Swissmedic, the Swiss Medical Authority.

PTH(1-34)

We acquired our rights to PTH (1-34) in connection with our acquisition of Tarpan Therapeutics in April 2005. Tarpan acquired an exclusive, worldwide license to develop and commercialize this drug compound pursuant to an April 2004 agreement with IGI, Inc.

In August 2003, researchers, led by Michael Holick, PhD, MD, Professor of Medicine, Physiology, and Biophysics at Boston University Medical Center, reported positive results from a US Phase I and II clinical trial evaluating the safety and efficacy of PTH (1-34) as a topical treatment for psoriasis. This double-blind, controlled trial in 15 patients compared PTH (1-34) formulated in the Novasome® Technology versus the Novasome® vehicle alone. Following 8 weeks of treatment, the topical application of PTH (1-34) resulted in complete clearing of the treated lesion in 60% of patients and partial clearing in 85% of patients. Additionally, there was a statistically significant improvement in the global severity score. Ten patients continued receiving PTH(1-34) in an open label extension study in which the Psoriasis Area and Severity Index (PASI) was measured; PASI improvement across all 10 patients achieved statistically significant improvement compared to baseline. This study showed PTH (1-34) to be well tolerated and efficacious for the treatment of plaque psoriasis with no patients experiencing any clinically significant adverse events.

Due to the high response rate seen in patients in the initial trial with PTH (1-34), we believe that it may have an important clinical advantage over current topical psoriasis treatments. A follow on physician IND Phase IIa trial involving PTH (1-34) was initiated in December 2005 under the auspices of Boston University. Patient recruitment is ongoing; dosing has not yet begun.

Lingual Spray Propofol

On April 4, 2003, we entered into a License and Development Agreement (the “Propofol License”) with NovaDel Pharma Inc. (“NovaDel”) for the worldwide, exclusive rights to NovaDel’s proprietary lingual spray technology to deliver propofol for preprocedural sedation prior to diagnostic, therapeutic or endoscopic procedures.

Propofol is currently delivered intravenously as an oily emulsion for induction and maintenance of general anesthesia or “monitored anesthesia care” in operating rooms, or deep sedation in intensive care units. Propofol has not previously been available for dosing via a convenient route of administration for office-based and other ambulatory uses. Accordingly, we have filed a patent application for this new method of use. Other patent applications are being prepared related to our novel formulation.

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

In January 2005, the FDA accepted our IND for the initiation of the human clinical trials in the United States of lingual spray propofol. We continue to pursue FDA approval of Propofol LS under the 505b2 regulatory pathway. Section 505b2 of the U.S. Food, Drug & Cosmetic Act allows the FDA to approve a drug on the basis of existing data in the scientific literature or data used by the FDA in the approval of other drugs. See "—Government Regulation – Drug Approval Process." Accordingly, the FDA has indicated to us that we will be able to utilize Section 505b2 to proceed directly to a pivotal Phase III trial for lingual spray propofol following completion of Phase I trials. We are actively planning the next steps of the development process for Propofol LS, particularly meeting with scientific advisors, NovaDel and other formulation partners regarding optimum formulation development. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Research and Development Projects - Lingual Spray Propofol.

Although we have the sole right and obligation to develop and commercialize lingual spray propofol on a worldwide basis, NovaDel has undertaken to perform certain development activities on our behalf. NovaDel’s responsibilities include formulation development, formulation stability testing, formulation analytic method development and testing and manufacture of clinical trial material for the pre-clinical and early clinical development. We are also working with other formulation partners to develop an optimal formulation. We will oversee pre-clinical testing, as necessary, and have responsibility for overall product development and product management. In addition, we will design and oversee clinical trials and be responsible for regulatory filings and meetings. The license agreement provides that these development activities are to be performed under the supervision of a development committee, which is comprised of an equal number of appointees of us and NovaDel. Within 30 days of the end of each calendar quarter in which any agreed-upon development activities are to be performed, each of us and NovaDel are to provide a written progress report to the development committee, which should describe the activities that have been performed and evaluate the work performed in relation to the goals of the development plan and budget. The NovaDel license agreement also provides that NovaDel will manufacture and supply us with lingual spray propofol for use in clinical development and for commercial purposes pursuant to a manufacturing agreement to be entered into between us and NovaDel.

Market and Competition

        Obesity

    According to estimates, the market for prescription anti-obesity drugs is in excess of $10 billion, or roughly equal to that of diabetes.  It is estimated that 65 percent of Americans are overweight and that 30 percent are obese.  According to the Center for Disease Control and Prevention (CDC), the medical costs attributed to both overweight and obesity accounted for 9.1 percent of the total U.S. medical expenditures in 1998 and may have reached as high as $78.5 billion.   The U.S. Department of Health and Human Services has estimated that in 2000 the total costs for the treatment of obesity had reached $117 billion.  Meridia® and Xenical®, two currently approved anti-obesity medications, together accounted for approximately $700 million in worldwide sales in 2004.  We believe that the disease currently lacks a treatment that is safe and effective for most patient groups, and that oleoyl-estrone has the potential to meet the needs of this market.

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

     Psoriasis

The efficacy and safety profile of PTH (1-34) potentially make it an attractive alternative to existing topical treatments, photo therapies and systemic treatments such as methotrexate and biologics for the treatment of psoriasis. We intend to achieve market share as a monotherapy at the expense of existing and established products to be used in combination with currently available therapies. Some of PTH (1-34)’s competitors would include, but are not limited to over-the-counter, or “OTC,” and prescription topical treatments, Dovonex, phototherapies, laser treatment, methotrexate, cyclosporine, Johnson & Johnson (Remicade), Amgen (Enbrel), BiogenIdec (Amevive) and Genentech (Raptiva).

Topical treatments include numerous OTC ointments that help to reduce inflammation, soothe skin and enhance the efficacy of other therapies. Additionally, steroids are prescribed as an adjunct therapy for pain and anti-inflammation. One of the most frequently prescribed topical treatments is Calcipotriene (Dovonex), which is an active vitamin D3 analogue. Approximately 60% of patients show some response to Dovonex in the first few months of treatment, however, 60% of these become resistant to treatment in 6-12 months. Dovonex achieved $700 million in sales in its first two years after launch but sales have now declined to $130 million due to high incidence of resistance.

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

Biologics are likely to play a large role in the treatment of patients with moderate to severe psoriasis but due to their high cost, use will likely be limited to patients that have failed all other treatments or have experienced intolerable side effects or toxicity with other therapies. Therefore the market will likely be limited to the patient population that can no longer be treated with methotrexate or cyclosporine. Amgen’s TNF-a inhibitor, Enbrel, recently received marketing approval for psoriasis and is expected to have strong sales due to physician familiarity and efficacy data. However, Enbrel has been shown to cause serious infections and sepsis. Genentech and Serono’s Raptiva received FDA approval in 2003 for the treatment of chronic moderate to severe plaque psoriasis in adults. Raptiva is a humanized monoclonal antibody that binds to CD11a, leading to inhibition of T-cell activation and migration to sites of inflammation. Clinical trials show Raptiva to have a fast onset of action and to be relatively effective, however, the companies are required to conduct post market safety and efficacy studies. There are other biologics that are either approved or in clinical studies for psoriasis, including BiogenIdec’s Amevive and Johnson & Johnson’s Remicade. Use of many of these will be limited by their side effect profiles, cost and method of delivery.

Pre-procedural Sedation

To date, Midazolam (now a generic), which is delivered both intravenously and orally, has dominated the preprocedural sedation market, posting sales of $536 million in 1999. However, serious adverse events are reported in the Midazolam package insert, including respiratory depression, airway obstruction, oxygen desaturation, apnea and even respiratory arrest. In contrast, at the doses being developed by us, we believe that propofol lingual spray may offer a safer, noninvasively administered alternative to Midazolam. Propofol’s rapid onset profile will allow clinicians to more accurately time its peak effects during procedures, as well as to determine the precise concentration needed for desired levels of sedation.

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

In consideration for the license, we paid an initial license fee of $175,000. The license agreement provides for further cash payments of $9,250,000 in the aggregate, payable as follows: $250,000 payable upon treatment of the first patient in a Phase I clinical trial under an IND sponsored by us; $250,000 upon treatment of the first patient in a Phase II clinical trial; $750,000 upon the first successful completion of a Phase II clinical trial; $2,000,000 upon the first successful completion of a Phase III clinical trial; and $6,000,000 upon the first final approval of a New Drug Application (“NDA”) for oleoyl-estrone by the FDA. The license agreement does not require us to make any royalty payments. Through December 31, 2005, we have paid the initial license fee of $175,000 and $250,000 in milestone payments.

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

PTH (1-34) License Agreement.

On April 1, 2005 as part of the acquisition of Tarpan Therapeutics, Inc., we acquired a Sublicense Agreement with IGI, Inc. (the “IGI Agreement”) dated April 14, 2004. We currently have worldwide, exclusive license rights to the U.S. and foreign patents and patent applications for all topical uses of PTH(1-34) for the treatment of hyperproliferative skin disorders including psoriasis:

1.	U.S. Patent No. 5,527,772, entitled “Regulation of cell proliferation and differentiation using peptides.” M.F. Holick, Inventor. Application filed July, 28, 1994. Patent issued June 18, 1996.

2.	U.S. Patent No. 5,840,690, entitled “Regulation of cell proliferation and differentation using peptides.” M.F. Holick, Inventor. Application filed June 6, 1995. Patent issued November 24, 1998.

3.	U.S. Patent No. 6,066,618, entitled “Regulation of cell proliferation and differentiation using peptides.” M.F. Holick, Inventor. Application filed November 13, 1998. Patent issued May 23, 2000.

4.	European Patent Specification PCT/US88/03639

These patents have numerous, detailed and specific claims relating to the topical use of PTH (1-34) In consideration for our rights under the IGI Agreement, a payment of $300,000 was made upon execution of the agreement, prior to our acquisition of Tarpan. In addition the IGI Agreement requires us to make certain milestone payments as follows: $300,000 payable upon the commencement of a Phase II clinical trial; $500,000 upon the commencement of a Phase III clinical trial; $1,500,000 upon the acceptance of an NDA application by the FDA; $2,400,000 upon the approval of an NDA by the FDA; $500,000 upon the commencement of a Phase III clinical trial for an indication other than psoriasis; $1,500,000 upon the acceptance of and NDA application for an indication other than psoriasis by the FDA; and $2,400,000 upon the approval of an NDA for an indication other than psoriasis by the FDA.

In addition, we are obligated to pay IGI, Inc. an annual royalty of 6% annual net sales on annual net sales up to $200,000,000. In any calendar year in which net sales exceed $200,000,000, we are obligated to pay IGI, Inc. an annual royalty of 9% annual net sales. Through December 31, 2005, we have not paid any such milestones or royalties.

IGI, Inc. may terminate the agreement (i) upon 60 days’ notice if we fail to make any required milestone or royalty payments, or (ii) if we become bankrupt or if a petition in bankruptcy is filed, or if we are placed in the hands of a receiver or trustee for the benefit of creditors. IGI, Inc. may terminate the agreement upon 60 days’ written notice and an opportunity to cure in the event we commit a material breach or default. Eighteen months from the date of the IGI Agreement, we may terminate the agreement in whole or as to any portion of the PTH patent rights upon 90 days’ notice to IGI, Inc.

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

3.
U.S. Patent No. 6,969,508, entitled “Buccal, polar and non-polar spray or capsule containing drugs for treating pain.” H.A. Dugger, III, Inventor. Application filed December 4, 2003. Patent issued November 29, 2005.

4.
European Patent No. 0904055 entitled “Buccal, Non-Polar Spray or Capsule.” H.A. Dugger, III, Inventor. Application filed, February 21, 1997. Patent issued April 16, 2003. This patent expires February 21, 2017.

5.	U.S. Patent Application No. 10/834815 entitled “Buccal, Polar and Non-Polar Sprays Containing Propofol.” H.A. Dugger and M.A. El-Shafy, Inventors. Application filed April 27, 2004.

These issued patents have numerous, detailed, and specific claims relating to the formulation for lingual spray applications and their method of use. We have the right to use the technology in connection with one application - delivering propofol. Our success in developing lingual spray propofol depends substantially on the maintenance and enforcement of NovaDel’s patents covering its proprietary spray technology. In consideration for our rights under the NovaDel license agreement, we paid NovaDel an initial license fee of $500,000 upon the completion of our $10 million private placement of Series A Convertible Preferred Stock in November 2003. In addition, the license agreement requires us to make certain milestone payments as follows: $1,000,000 payable following the date that the first NDA for lingual spray propofol is accepted for review by the FDA; $1,000,000 following the date that the first European Marketing Application is accepted for review by any European Union country; $2,000,000 following the date when the first filed NDA for lingual spray propofol is approved by the FDA; $2,000,000 following the date when the first filed European Marketing Application for lingual spray propofol is approved by a European Union country; $1,000,000 following the date on which an application for commercial approval of lingual spray propofol is approved by the appropriate regulatory authority in each of Australia, Canada, Japan and South Africa; and $50,000 following the date on which an application for commercial approval for lingual spray propofol is approved in any other country (other than the U.S., a member of the European Union, Australia, Canada, Japan or South Africa). In addition, we are obligated to pay NovaDel an annual royalty based on a fixed rate of net sales of licensed products, or if greater, the annual royalty is based on our net profits from the sale of licensed products at a rate that is twice the net sales rate.

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

Manufacturing

We do not have any manufacturing capabilities. We are in contact with several contract “Good Manufacturing Process” (GMP) manufacturers for the supply of Oleoyl-estrone, lingual spray propofol, and PTH(1-34) that will be necessary to conduct Phase I and Phase II human clinical trials. A method has been identified for synthesizing oleoyl-estrone, and can be done through simple reactions that produce the substance at above 99 percent purity. We believe that the production of oleoyl-estrone will involve one contract manufacturer for clinical trials. In addition, we will be outsourcing the manufacture of lingual spray propofol and PTH(1-34) as well.

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

Clinical trials typically are conducted in three sequential phases, but the phases may overlap. The study protocol and informed consent information for study subjects in clinical trials must also be approved by an Institutional Review Board for each institution where the trials will be conducted. Study subjects must sign an informed consent form before participating in a clinical trial. Phase I usually involves the initial introduction of the investigational drug into people to evaluate its short-term safety, dosage tolerance, metabolism, pharmacokinetics and pharmacologic actions, and, if possible, to gain an early indication of its effectiveness. Phase II usually involves trials in a limited patient population to (i) evaluate dosage tolerance and appropriate dosage; (ii) identify possible adverse effects and safety risks; and (iii) preliminarily evaluate the efficacy of the drug for specific indications. Phase III trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population. There can be no assurance that phase I, phase II, or phase III testing will be completed successfully within any specified period of time, if at all. Furthermore, the Company or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

The FDCA permits FDA and the IND sponsor to agree in writing on the design and size of clinical studies intended to form the primary basis of an effectiveness claim in an NDA application. This process is known as Special Protocol Assessment, or SPA. These agreements may not be changed after the clinical studies begin, except in limited circumstances.

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of a NDA requesting approval to market the product for one or more indications. The testing and approval process requires substantial time, effort, and financial resources. The agencies review the application and may deem it to be inadequate to support the registration and we cannot be sure that any approval will be granted on a timely basis, if at all. The FDA may also refer the application to the appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of the advisory committee.

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

Section 505b2 of the FDCA allows the FDA to approve a follow-on drug on the basis of data in the scientific literature or data used by FDA in the approval of other drugs. This procedure potentially makes it easier for generic drug manufacturers to obtain rapid approval of new forms of drugs based on proprietary data of the original drug manufacturer.

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

Employees

We currently have 8 employees, including 3 persons devoted to research and development and 5 persons in administration and finance, including our senior management.

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

We have generated no product revenues to date and will not until, and if, we receive approval from the FDA and other regulatory authorities for our product candidates. We have already spent substantial funds developing our potential products and business, however, and we expect to continue to have negative cash flow from our operations for at least the next several years. As of December 31, 2005, we had $9,826,336 of cash and cash equivalents and $1,007,818 of short-term investments. We will have to raise additional funds to complete the development of our drug candidates and to bring them to market. Beyond the capital requirements mentioned above, our future capital requirements will depend on numerous factors, including:

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

We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability. For each of the fiscal years ended December 31, 2005, 2004, 2003 and 2002 and from August 6, 2001 (inception) through December 31, 2001, we incurred net losses of $19,140,997, $5,896,031, $5,960,907, $1,037,320, and $56,796, respectively. Even if we succeed in developing and commercializing one or both of our product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

We will need FDA approval to commercialize our product candidates in the U.S. and approvals from the FDA equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any of our product candidates, we must first submit to the FDA an Investigational New Drug Application, or an “IND,” which will set forth our plans for clinical testing of our product candidates. In January 2005, the FDA accepted INDs for both our Oleoyl-estrone and Propofol LS product candidates. We have not yet filed a corporate IND for PTH(1-34). In May and July 2005, we completed Phase Ia and Phase Ib trials in Basel, Switzerland to evaluate the safety and tolerability as well as preliminary signs of efficacy of defined doses of orally administered oleoyl-estrone in obese adults, in accordance with relevant regulatory guidelines. Assuming formulation work is completed satisfactorily, we expect to conduct a Phase I clinical study for propofol lingual spray following formulation. Because propofol has already been approved by the FDA for intravenous use, the FDA has informed us that we may utilize a rapid development strategy that will enable us to go directly to a Pivotal Phase III trial following completion of our planned Phase I trials. Accordingly, we currently anticipate that development of propofol lingual spray may be completed as early as 2007. We are unable to estimate the size and timing of all the Phase II and Phase III programs for oleoyl-estrone at this time and, accordingly, cannot estimate the time when development of that product candidate will be completed.

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

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe for humans or effective for indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. In addition, we anticipate that our clinical trials will involve only a small patient population. We expect that our clinical trials will only involve a small sample size. Accordingly, the results of such trials may not be indicative of future results over a larger patient population.

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

Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products. Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Agency, and corresponding state agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards. If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation.

Each of these risks could delay our clinical trials, the approval, if any of our product candidates by the FDA or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenues.

We have no experience selling, marketing or distributing products and no internal capability to do so.

We currently have no sales, marketing or distribution capabilities. We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of its proposed products. Our future success depends, in part, on our ability to enter into and maintain such collaborative relationships, the collaborator’s strategic interest in the products under development and such collaborator’s ability to successfully market and sell any such products. We intend to pursue collaborative arrangements regarding the sales and marketing of oleoyl-estrone and perhaps our other products, however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that they will have effective sales forces. To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of its proposed products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with technical expertise. There can also be no assurance that we will be able to establish or maintain relationships with third party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful. In addition, there can also be no assurance that we will be able to market and sell our product in the United States or overseas.

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

Our directors, executive officers and principal stockholders beneficially own approximately 32 percent of our outstanding voting stock and, including shares underlying outstanding options and warrants, this group beneficially owns approximately 35 percent of our common stock. Accordingly, these persons and their respective affiliates will have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues submitted to our stockholders.

Risks Related to Our Securities

Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit.

During the last two fiscal years, our stock price has traded at a low of $0.65 (in the fourth quarter of 2004) to a high of $2.48 (in the second quarter of 2004). The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

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

We held our Annual Meeting of Stockholders at 210 West 55th Street, New York, New York on November 18, 2005. The stockholders took the following actions:

(i)    The stockholders elected seven directors to serve until the next Annual Meeting of Stockholders. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

Nominee	Votes For	Votes Withheld
Douglas Abel	40,968,529	54,074
Neil Herskowitz	40,935,131	88,372
Malcolm Hoenlein	40,935,131	88,372
Timothy McInerney	40,966,301	57,202
Joan Pons Gimbert	40,966,301	57,202
Richard I. Steinhart	40,967,848	55,655
Michael Weiser	40,941,697	81,806

(ii)    The stockholders ratified and approved and amendment to our 2003 Stock Option Plan, increasing the number of shares of our common stock available for issuance thereunder to 7,400,000. 33,214,320 votes were cast for the proposal; 327,255 votes were cast against the proposal; 116,498 votes abstained; and there were 7,365,430 broker non-votes.

(iii)    The stockholders ratified the appointment of J.H. Cohn LLP as our independent registered public accounting firm for fiscal 2005. 41,010,443 votes were cast for the proposal; 11,500 votes were cast against the proposal, shares representing 1,560 votes abstained; and there were no broker non-votes.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Our common stock currently trades on the American Stock Exchange under the symbol “MHA.” Prior to October 7, 2005, our common stock was quoted on the OTC Bulletin Board under the symbol “MHTT.” The following table lists the high and low price for our common stock as quoted, in U.S. dollars, on the American Stock Exchange and OTC Bulletin Board during each quarter within the last two fiscal years:

	Price Range
	2005		2004
Quarter Ended	High	Low	High	Low
March 31	$2.100	$0.850	$2.000	$1.350
June 30	1.640	1.200	2.480	1.270
September 30	1.600	1.110	1.600	0.700
December 31	1.520	1.040	1.050	0.650

The quotations from the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Record Holders

The number of holders of record of our common stock as of March 14, 2006 was 581.

Dividends

We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future.

Stock Repurchases

We did not make any repurchases of our common stock during 2005.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATIONS.

Overview

We were incorporated in Delaware in May 1993 under the name “Atlantic Pharmaceuticals, Inc.” and, in March 2000, we changed our name to “Atlantic Technology Ventures, Inc.” On February 21, 2003, we completed a “reverse” acquisition of privately-held Manhattan Research Development, Inc. (formerly Manhattan Pharmaceuticals, Inc.), a Delaware corporation. To effect this transaction, we caused Manhattan Pharmaceuticals Acquisition Corp., our wholly-owned subsidiary, to merge with and into Manhattan Research Development, with Manhattan Research Development surviving as our wholly owned subsidiary. In accordance with the terms of the merger, the outstanding common stock of Manhattan Research Development automatically converted into the right to receive an aggregate of approximately 80 percent of our outstanding common stock (after giving effect to the transaction). In connection with the merger, we also changed our name to “Manhattan Pharmaceuticals, Inc.” The financial statements reflect the activities of Manhattan Research Development, Inc. since its inception, as the “accounting acquirer”.

Pursuant to an Agreement and Plan of Merger dated April 1, 2005 (the “Agreement”) among us, Tarpan Therapeutics, Inc., a Delaware corporation (“Tarpan”), and Tarpan Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (“TAC”), TAC merged with and into Tarpan, with Tarpan remaining as the surviving corporation and our wholly-owned subsidiary. Tarpan was a privately-held, New York based biopharmaceutical company developing dermatological therapeutics. Through the merger, we acquired exclusive rights to develop and commercialize Tarpan’s primary product candidate, PTH (1-34), a peptide believed to be a regulator of epidermal cell growth and differentiation. In consideration for their shares of Tarpan capital stock and in accordance with the Agreement, the stockholders of Tarpan received an aggregate of approximately 10,731,000 shares or approximately 20% of our then outstanding common stock. This transaction was accounted for as a purchase of Tarpan by the Company. As a result of the merger, we assumed Tarpan’s outstanding indebtedness of approximately $651,000, which resulted from a series of promissory notes issued to Paramount BioCapital Investments, LLC and Horizon BioMedical Ventures, LLC, both of which are owned or controlled by Dr. Lindsay Rosenwald. The notes were amended at the time of the merger to provide that one-half of the outstanding indebtedness was payable upon completion of the merger and the remaining one-half will be payable at such time as we raise at least $5 million in new financing. Further, the remaining one-half of indebtedness would no longer be interest bearing. As a result of our August 2005 private placement, discussed above, we have now satisfied the remaining balance of this indebtedness.

We are engaged in the business of developing and commercializing early-stage technologies, particularly biomedical and pharmaceutical technologies. We aim to acquire proprietary rights to these technologies, by license or acquisition of an ownership interest, fund their research and development and eventually bring the technologies to market. We currently are researching and developing three biomedical technologies: oleoyl-estrone, an orally administered hormone which we believe can be used to treat obesity; PTH (1-34), a topical treatment for psoriasis; and lingual spray propofol, a proprietary lingual spray technology to deliver propofol for pre-procedural sedation prior to diagnostic, therapeutic or endoscopic procedures.

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

Results Of Operations

2005 Versus 2004

During each of the years ended December 31, 2005 and 2004, we had no revenues, and are considered a development stage company. We do not expect to have revenues relating to our technologies prior to December 31, 2006.

For the year ended December 31, 2005 research and development expense was $5,178,077 as compared to $4,152,994 for the year ended December 31, 2004. The increase of $1,025,083 is due primarily to an acceleration of pre-clinical and clinical development of our Oleoyl-estrone drug and, commencing after the April 2005 acquisition of Tarpan, the pre-clinical and clinical development of our PTH (1-34) which amounted to approximately $969,508. As we enter Phase IIa clinical trials in Oleoyl-estrone and PTH (1-34), we expect research and development to continue to increase in 2006.

For the year ended December 31, 2005, general and administrative expense was $2,291,121as compared to $1,989,829 for the year ended December 31, 2004. The increase of $301,292 is due primarily to increases in payroll, outside services and investor relations expenses of approximately $139,000, $146,000 and $106,000, respectively. In addition, we had increases in expenses related to taxes, depreciation and accounting fees of approximately $50,000, $34,000, and $31,000, respectively. These increases are partially offset by reductions in consulting, legal fees and all other expenses of approximately $168,000, $19,000 and $18,000, respectively. As a result of the acquisition of Tarpan and continued expansion of our infrastructure required to support the planned growth, we expect general and administrative expenses to continue to increase in 2006.

The in-process research and development charge in 2005 relates to the allocation of the purchase price of the Tarpan acquisition. See Note 1 to the consolidated financial statements for further details.

For the year ended December 31, 2005, interest and other income including realized gain on the sale of marketable equity securities was $216,008 as compared to $246,792 for the year ended December 31, 2004. The decrease of $30,784 is a result of a non-recurring realized gain on sale of marketable equity securities in 2004, partially offset by higher balances of cash and short-term investments earning investment income.

Net loss for the year ended December 31, 2005, was $19,140,997 as compared to $5,896,031 for the year ended December 31, 2004. This increase in net loss is attributable primarily to the in-process research and development charge of $11,887,807 related to the acquisition of Tarpan. Additionally, there were increases in research and development expenses of $1,025,083 and general and administrative expenses of $301,292. Additionally, there was a decrease in interest and other income of $30,784.

Preferred stock dividends of $175,663 and $585,799 reduced earnings per share for the years ended December 31, 2005 and 2004 by $0.00 and $0.02, respectively.

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

Liquidity and Capital Resources

From inception to December 31, 2005, we incurred a deficit during the development stage of $33,271,695 primarily as a result of our net losses, and we expect to continue to incur additional losses through at least December 31, 2006 and for the foreseeable future. The acquisition of Tarpan will increase these losses. These losses have been incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations since inception primarily through equity financing and our licensing and sale of residual royalty rights of CT-3 to Indevus. During the year ended December 31, 2005, we had a net increase in cash and cash equivalents of $8,920,680. This increase resulted from net cash provided by financing activities, substantially all of which was from the net proceeds of $12,250,209 from the August 2005 private placement of 11,917,680 shares of common stock at $1.11 and $1.15 per share and investing activities, and also included proceeds from the sale of short-term investments of $3,499,999. These increases are partially offset by net cash used in operating activities of $6,244,942. Total liquid resources including short term investments as of December 31, 2005 were $10,834,154 compared to $5,419,872 at December 31, 2004.

Our current liabilities as of December 31, 2005 were $1,665,817 compared to $1,195,705 at December 31, 2004, an increase of $470,112. The increase was primarily due to an increase in expenditures associated with our Phase I clinical trial for our Oleoyl-estrone product candidate and commencement of Phase II clinical trial for our PTH (1-34) product candidate. As of December 31, 2005, we had working capital of $9,363,113 compared to $4,264,293 at December 31, 2004.

In August 2005, we completed a private placement offering of units consisting of shares of our common stock and warrants to purchase additional shares of common stock. The private placement was completed in two separate closings held on August 26, 2005 and August 30, 2005. In the August 26 closing, we sold a total of 10,808,971 shares of common stock and five-year warrants to purchase 2,161,767 shares for total gross proceeds of $11,997,954. The warrants issued at the August 26 closing are exercisable at a price of $1.44 per share. On August 30, 2005, we closed on the sale of an additional 1,108,709 shares of common stock and warrants to purchase 221,741 common shares, which resulted in gross proceeds of $1,275,016. The warrants issued in connection with the August 30 closing are exercisable at a price of $1.49 per share. After payment of all related commissions and expenses totaling $1,022,761, we realized total net proceeds of $12,250,209.

We engaged Paramount BioCapital, Inc. an affiliate of a significant stockholder of the Company, as placement agent and paid total cash commissions and expenses of $879,418, of which $121,625 was paid to certain selected dealers engaged by Paramount in connection with the August 26 closing and issued five-year warrants to purchase an aggregate of 540,449 shares of common stock exercisable at a price of $1.44 per share, of which Paramount received warrants to purchase 462,184 common shares. In connection with the August 30 closing, we paid cash commissions to Paramount of $88,550 and issued an additional five-year warrant to purchase 55,000 common shares at a price of $1.49 per share. Timothy McInerney and Dr. Michael Weiser, each a director of the Company, are employees of Paramount BioCapital, Inc.

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

On October 21, 2005, the Company issued 675,675 shares of common stock to Cato BioVentures, an affiliate of Cato Research, Inc., in exchange for the satisfaction of $750,000 of accounts payable owed by the Company to Cato Research, Inc. The transaction was completed on the same terms as the private placement described earlier which closed on August 26, 2005.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through December 31, 2005, a significant portion of our financing has been through private placements of common stock and warrants. Unless our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Management believes that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future. Based on the resources available to us at December 31, 2005, management believes that we will need additional equity or debt financing or will need to generate revenues through licensing our products or entering into strategic alliances during 2006 to be able to sustain our operations beyond 2006 and we will need additional financing thereafter until we can achieve profitability, if ever.

We have reported net losses of $19,140,997 and $5,896,031 for the years ended December 31, 2005 and 2004, respectively. The net loss from date of inception, excluding preferred stock dividends, August 6, 2001 to December 31, 2005, amounts to $32,092,051. Management believes that we will continue to incur net losses through at least December 31, 2006. Based on the current resources available to us, we will need additional equity or debt or financing or we will need to generate revenues through licensing our products or entering into strategic alliances to be able to sustain our operations until we can achieve profitability, if ever. These matters raise substantial doubt about our ability to continue as a going concern.

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

Development Commitments

On February 15, 2002, we entered into a License Agreement (the "License Agreement") with Oleoylestrone Developments, S.L. (“OED”). Under the terms of the License Agreement, OED granted to us a world-wide license to make, use, lease and sell the products incorporating the licensed technology. OED also granted to us the right to sublicense to third parties the licensed technology or aspects of the licensed technology with the prior written consent of OED. OED retains an irrevocable, nonexclusive, royalty-free right to use the licensed technology solely for its internal, noncommercial use. The License Agreement shall terminate automatically upon the date of the last to expire patent contained in the licensed technology or upon our bankruptcy. OED may terminate the License Agreement in the event of a material breach by us that is not cured within the notice period. We may terminate the License Agreement for any reason upon 60 days notice.

Under the License Agreement, we agreed to pay to OED certain licensing fees which are being expensed as they are incurred. We paid $175,000 in up front licensing fees which is included in 2002 research and development expense. In addition, pursuant to the License Agreement, we issued 1,000,000 shares of our common stock to OED. We valued these shares at their then estimated fair value of $1,000.

In connection with the License Agreement, we have agreed to milestone payments to OED as follows:

(i) $250,000 upon the treatment of the first patient in a Phase I clinical trial under a Company-sponsored investigational new drug application ("IND"); (ii) $250,000 upon the treatment of the first patient in a Phase II clinical trial under a Company-sponsored IND; (iii) $750,000 upon the first successful completion of a Company-sponsored Phase II clinical trial under a Company-sponsored IND; (iv) $2,000,000 upon the first successful completion of a Company-sponsored Phase III clinical trial under a Company sponsored IND; and (v) $6,000,000 upon the first final approval of the first new drug application for the first licensed product by the United States Food and Drug Administration (“FDA”). Through December 31, 2005, we have paid $425,000 in licensing fees and milestone payments.

In addition to the License Agreement, we entered into a consulting agreement with OED. The agreement became effective in February 2002, at a fee of $6,250 per month, and will terminate when the License Agreement terminates. The fees associated with the consulting agreement are expensed as incurred. OED agreed to designate a member of our Scientific Advisory Board and to render consultative and advisory services to us. Such services include research, development and clinical testing of our technology as well as the reporting of the findings of such tests, assistance in the filing of patent applications and oversight and direction of efforts in regards to personnel for clinical development.

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

In consideration of the license, we are required to make certain license and milestone payments. Specifically, we were required to pay a $500,000 license fee at such time as we had completed a financing transaction resulting in aggregate gross proceeds of at least $10,000,000. Accordingly, upon completion of our sale of $10,000,000 of our Series A Convertible Preferred Stock in November 2003, we paid and expensed the $375,000 balance of the license fee. We paid and expensed the first $125,000 in June 2003.

We are also required to make various milestone payments to NovaDel under the license agreement as follows: $1,000,000 payable following the date that the first NDA for lingual spray propofol is accepted for review by the FDA; $1,000,000 following the date that the first European Marketing Application is accepted for review by any European Union country; $2,000,000 following the date when the first filed NDA for lingual spray propofol is approved by the FDA; $2,000,000 following the date when the first filed European Marketing Application for lingual spray propofol is approved by a European Union country; $1,000,000 following the date on which an application for commercial approval of lingual spray propofol is approved by the appropriate regulatory authority in each of Australia, Canada, Japan and South Africa; and $50,000 following the date on which an application for commercial approval for lingual spray propofol is approved in any other country (other than the U.S., a member of the European Union, Australia, Canada, Japan or South Africa).

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

Through our April 2005 acquisition of Tarpan Therapeutics, Inc., we acquired a Sublicense Agreement with IGI, Inc. (the “IGI Agreement”) dated April 14, 2004. Under the IGI Agreement we received the exclusive, world-wide, royalty bearing sublicense to develop and commercialize the licensed technology. Under the terms of the IGI Agreement, we are responsible for the cost of the preclinical and clinical development of the project, including research and development, manufacturing, laboratory and clinical testing and trials and marketing of licensed products for which we will be responsible.

The IGI Agreement requires us to make certain milestone payments as follows: $300,000 payable upon the commencement of a Phase II clinical trial; $500,000 upon the commencement of a Phase III clinical trial; $1,500,000 upon the acceptance of an NDA application by the FDA; $2,400,000 upon the approval of an NDA by the FDA; $500,000 upon the commencement of a Phase III clinical trial for an indication other than psoriasis; $1,500,000 upon the acceptance of and NDA application for an indication other than psoriasis by the FDA; and $2,400,000 upon the approval of an NDA for an indication other than psoriasis by the FDA.

In addition, we are obligated to pay IGI, Inc. an annual royalty of 6% annual net sales on annual net sales up to $200,000,000. In any calendar year in which net sales exceed $200,000,000, we are obligated to pay IGI, Inc. an annual royalty of 9% on such excess. Through December 31, 2005, we have not paid any such milestones or royalties.

IGI, Inc. may terminate the agreement (i) upon 60 days’ notice if we fail to make any required milestone or royalty payments, or (ii) if we become bankrupt or if a petition in bankruptcy is filed, or if we are placed in the hands of a receiver or trustee for the benefit of creditors. IGI, Inc. may terminate the agreement upon 60 days’ written notice and an opportunity to cure in the event we commit a material breach or default. Eighteen months from the date of the IGI Agreement, we may terminate the agreement in whole or as to any portion of the PTH patent rights upon 90 days’ notice to IGI, Inc.

Research and Development Projects

Oleoyl-estrone

In January 2005, the FDA accepted our filed investigational new drug application, or “IND” for the human clinical testing of Oleoyl-estrone. We completed Phase Ia and Phase Ib clinical trials in May 2005 and July 2005 and released data on both trials in October 2005. Both trials were completed in Basel, Switzerland after obtaining formal approval from the Swiss medical authority, Swissmedic however only the Phase Ia trial was conducted pursuant to the IND accepted by the FDA. The objective of both dose-escalation studies was to determine the safety and tolerability of defined doses of orally administered Oleoyl-estrone in obese adult volunteers as well as the pharmacokinetic profile (i.e. the manner in which the drug is absorbed, distributed, metabolized and excreted by the body) of Oleoyl-estrone in both men and women.

The Phase Ia study involved 36 obese volunteers. Twelve of the 36 patients received placebo and 24 received a single dose in one of six strengths ranging from 1 mg to 150 mg. Oleoyl-estrone was shown to be safe with no serious adverse events noted in this study.

The Phase Ib study was a seven day repeat dose study involving 24 obese volunteers in four cohorts of 6 patients each who received either placebo or Oleoyl-estrone in doses ranging from 10 mg to 150 mg once daily for seven consecutive days. The results indicated that Oleoyl-estrone was generally well-tolerated at all doses and no serious adverse events were reported. There were also no clinically significant changes in the physical exams, vital signs, ECGs, coagulation and liver function tests. The study demonstrated evidence of greater weight loss among the treated groups compared with the placebo group as well as evidence of reduction in desire to eat, hunger levels, fasting glucose and LDL cholesterol. Important clinical laboratories findings included reversible, dose-dependent elevations in estrone and estradiol levels, as well as reductions in testosterone levels. We will initiate a follow on Phase IIa study using lower doses of Oleoyl-estrone in the first half of 2006. In preparation for beginning the phase IIa clinical trial, the clinical study protocol is currently in the regulatory review cycle in Switzerland, having received local ethics committee review and approval. The trial will begin immediately following receipt of final regulatory approval from Swissmedic, the Swiss Medical Authority.

To date, we have incurred $7,989,816 of project costs related to our development of oleoyl-estrone, including milestone payments triggered under our license agreement for oleoyl-estrone, of which $4,004,322 was incurred in fiscal 2005. Currently, we anticipate that we will need to expend approximately an additional $5,000,000 in development costs in fiscal 2006. Since oleoyl-estrone is regarded by the FDA as a new entity, it is not realistic to predict the size and the design of futues studies at this time.

Although we currently have sufficient capital to fund our anticipated 2006 R&D expenditures relating to oleoyl-estrone, we will need to raise additional capital in order to complete the anticipated five or six year development program for the product. If we are unable to raise such additional capital, we may have to sublicense our rights to oleoyl-estrone to a third party as a means of continuing development, or, although less likely, we may be required to abandon further development efforts altogether, either of which would have a material adverse effect on the prospects of our business.

In addition to raising further capital, whether we are successful in developing oleoyl-estrone is dependent on numerous other factors, including unforeseen safety issues, lack of effectiveness, significant unforeseen delays in the clinical trial and regulatory approval process, both of which could be extremely costly, and inability to monitor patients adequately before and after treatments. See also “Item 1. Description of Business - Risk Factors” in this Form 10-KSB. The existence of any of these factors could increase our development costs or make successful completion of development impractical, which would have a material adverse affect on the prospects of our business.

PTH (1-34).

PTH (1-34), which we acquired as a result of our April 2005 acquisition of Tarpan Therapeutics, Inc., is being developed as a topical treatment for psoriasis. In August 2003, researchers, led by Michael Holick, MD, Professor of Medicine, Physiology, and Biophysics at Boston University Medical Center, reported positive results from a US Phase I and II clinical trial evaluating the safety and efficacy of PTH (1-34) as a topical treatment for psoriasis. This double-blind, controlled trial in 15 patients compared PTH (1-34) formulated in the Novasome® Technology versus the Novasome® vehicle alone. Following 8 weeks of treatment, the topical application of PTH (1-34) resulted in complete clearing of the treated lesion in 60% of patients and partial clearing in 85% of patients. Additionally, there was a statistically significant improvement in the global severity score. Ten patients continued into an open label extension study in which the Psoriasis Area and Severity Index (PASI) was measured; PASI improvement across all 10 patients achieved statistically significant improvement compared to baseline. This study showed PTH (1-34) to be a safe and effective treatment for plaque psoriasis with no patients experiencing any clinically significant adverse events.

Due to the high response rate seen in patients in the initial trial with PTH (1-34) we believe that it may have an important clinical advantage over current topical psoriasis treatments. A follow on physician IND Phase IIa trial involving PTH (1-34) was initiated in December 2005 under the auspices of Boston University. Patient recruitment is ongoing; dosing has not yet begun.

To date, we have incurred $969,508 of project costs related to our development of PTH (1-34), which has been incurred since April 1, 2005, the date of the Tarpan Therapeutics, Inc. acquisition. Currently, we anticipate that we will need to expend approximately an additional $3,300,000 in development costs in fiscal 2006. A phase IIa clinical trial involving PTH (1-34) was initiated in late 2005 under the auspices of Boston University. As with the development of our other product candidates, we believe we currently have sufficient capital to fund our development activities of PTH (1-34) in their entirety during 2006. Since PTH (1-34) is already available in the injectable form, we should be able to utilize much of the data that is publicly available in planning our future studies. However, since PTH (1-34) will be used topically, bridging studies will need to be performed and we are not able to realistically predict the size and the design of those studies at this time.

Lingual spray propofol

We are developing propofol lingual spray, the right to which we license from NovaDel Pharma, Inc., for light to medium sedation on a Section 505b2 bioequivalence regulatory pathway toward FDA approval. In January 2005, the FDA accepted our IND for propofol lingual spray, allowing us to commence clinical trials. The FDA has indicated to us in discussions that we may proceed to a pivotal Phase III trial of propofol lingual spray following completion of Phase I trials. We are actively planning the next steps for the clinical development of this product candidate, meeting with our scientific advisors, NovaDel and other formulation partners regarding formulation, reviewing existing data, developing trial design and evaluating plans to re-enter the clinic. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Research and Development Projects - Lingual Spray Propofol.

To date, we have incurred $2,821,187 of project costs related to our development of propofol lingual spray, of which $204,247 was incurred in fiscal 2005. Currently, we anticipate that we will need to expend approximately an additional $100,000 in development costs in fiscal 2006 and at least an aggregate of approximately $3,000,000 to $5,000,000 until we receive FDA approval for propofol, should we opt to continue development until then, including anticipated 2006 costs. As with our development of oleoyl-estrone, we believe we currently have sufficient capital to fund our development activities of propofol lingual spray during 2005 and 2006. Since our business does not generate any cash flow, however, we will need to raise additional capital to continue development of the product beyond 2006. We expect to raise such additional capital through debt financings or by selling shares of our capital stock. To the extent additional capital is not available when we need it, we may be forced to sublicense our rights to propofol lingual spray or abandon our development efforts altogether, either of which would have a material adverse effect on the prospects of our business.

Summary of Contractual Committments

Employment Agreements

We have employment agreements with three employees for the payment of aggregate base salary of $775,000 as well as performance based bonuses. Two of these agreements have terms ranging from two to three years and have a remaining obligation of $825,000 as of December 31, 2005. The third agreement effective February 1, 2006 has a term of three years and a remaining obligation of $875,000.

Leases

Rent expense for the years ended December 31, 2005 and 2004 was $120,209 and $112,176, respectively.

Future minimum rental payments subsequent to December 31, 2005 under an operating lease for the Company’s office facility are as follows:

Years Ending December 31,	Commitment
2006	$141,600
2007	$141,600
2008	$100,000

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

Research and development expenses

Research and development expenses are expensed as incurred. In process research and development, deemed to have no future use, is expensed as incurred as well.

Stock-based Compensation

Options, warrants and stock awards issued to non-employees and consultants are recorded at their fair value as determined in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and recognized as expense over the service period. The fair value of the options issued to consultants or others which require “variable accounting” are remeasured at each reporting period and the resultant change in fair value of the vested options is recorded as a charge or credit in the consolidated statement of operations.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”, which amends SFAS Statement No. 123 and will be effective for our quarter ending March 31, 2006. The new standard will require us to expense employee stock options and other share-based payments over the vesting period. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are will adopt SFAS 123(R) in the first quarter of 2006.

ITEM 7.	CONSOLIDATED FINANCIAL STATEMENTS

For a list of the consolidated financial statements filed as part of this report, see the Index to Consolidated Financial Statements beginning at Page F-1 of this annual report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of that date are effective to ensure that information required to be disclosed in the reports we file under the Securities and Exchange Act is recorded, processed, summarized and reported on an accurate and timely basis. During the fourth quarter of 2005, we hired the accounting firm of Amper, Politziner & Mattia to review and consult on non-routine transactions and our periodic SEC filings. We expect that this will improve our internal controls over financial reporting subsequent to such evaluation.

As a non-accelerated filer with a fiscal year end of December 31, we must first begin to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ending December 31, 2007. We believe that our present internal control program has been effective at a reasonable assurance level to ensure that our financial reporting has not been materially misstated. Nonetheless, during the remaining periods through December 31, 2007, we will review, and where necessary, enhance our internal control design and documentation, management review, and ongoing risk assessment as part of our internal control program, including implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Changes in Internal Controls

In connection with the preparation of our quarterly report on Form 10-QSB for the quarter ended September 30, 2005, as part of its review of this report, our independent registered public accounting firm identified material weaknesses, as of September 30, 2005, in our internal controls over financial reporting relating to the recording and disclosures of stock options that we have granted to non-employee consultants in accordance with Emerging Issues Task Force (“EITF”) 96-18 and SFAS 123. Specifically, in accordance with EITF 96-18, we should have been accounting for an option issued to a non-employee consultant using variable accounting, instead of fixed accounting. In addition, we improperly applied SFAS 123 in accounting for a stock option granted to a different non-employee consultant. In connection with its review of such Form 10-QSB, our independent registered accounting firm also identified certain errors made in the calculation of our weighted average number of shares outstanding. Our independent registered public accounting firm advised management and our Audit Committee that it considered each of these situations to be a material weakness in our internal controls. Since such material weaknesses were identified by our independent registered accounting firm in connection with its review of this Form 10-QSB and because they relate only to the quarter ended September 30, 2005, the items subject to these issues are correctly presented on our historical financial statements, including the September 30, 2005 Form 10-QSB, and no restatement of any previously filed financial statements was required.

As a result of the material weakness discussed above, however, we implemented a change in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2005. Specifically, we have instituted additional procedures in the review process for the financial statement recording and disclosures of options in order to remediate this issue. Additionally, we engaged a public accounting firm separate and unrelated to our independent registered public accounting firm, to consult with from time to time concerning the appropriate accounting treatment of such stock options, as well as other accounting matters. We have also increased our emphasis on continuing education for our accounting personnel and increase our emphasis on reviewing applicable accounting literature, all relating to the selection and application of accounting principles pertaining to stock options. We believe these enhancements to our system of internal control and our disclosure controls and procedures are adequate to provide reasonable assurance that our internal controls are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission.

ITEM 8B.	OTHER INFORMATION

As discussed above, at our annual stockholder meeting held on November 18, 2005, our stockholders approved an amendment to our 2003 Stock Option Plan, increasing the number of shares of our common stock available for issuance under such plan from 5,400,000 to 7,400,000.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Concerning Directors and Executive Officers

Name	Age	Position

Douglas Abel	44	President and Chief Executive Officer and Director
Alan G. Harris, M.D.	55	Chief Medical Officer
Nicholas J. Rossettos, C.P.A.	40	Chief Financial Officer, Chief Operating Officer and Secretary
Neil Herskowitz	48	Director
Malcolm Hoenlein	61	Director
Timothy McInerney	44	Director
Joan Pons	55	Director
Richard I. Steinhart	48	Director
Michael Weiser, M.D., Ph.D.	42	Director

Douglas Abel has been our President and Chief Executive Officer since April 2005, when we completed our acquisition of Tarpan Therapeutics, where Mr. Abel had been President and CEO since November 2004. Prior to joining Tarpan, Mr. Abel served as Vice President of the Dermatology Business Unit at Biogen Idec where he worked from August 2000 to November 2004. While at Biogen, he led the creation of the U.S. dermatology commercial operation, building the team from two to more than 100 employees to support the launch of AMEVIVE®. Before that, Mr. Abel was at Allergan Pharmaceuticals from December 1987 to August of 2000, with his most recent position being Director of BOTOX® Marketing. Mr. Abel received his A.B. in chemistry from Lafayette College and an M.B.A. from Temple University.

Alan G. Harris has been our Chief Medical Officer since February 2006. Prior to joining Manhattan, from January 2004, Dr. Harris was head of the Worldwide Medical Endocrine Care group at Pfizer, Inc. (New York, NY), where he was responsible for the clinical development of the growth hormone Genotropin®, the growth hormone antagonist Somavert®, and the leading international medical outcomes database containing information about growth hormone treatment in children (KIGS) and adults (KIMS). Prior to that he served in a number of capacities at Schering-Plough Corporation (Kenilworth, NJ) from 1995 to 2004, most recently as vice president, Global Healthcare Research & Outcomes. Dr. Harris received an MD degree cum laude from the Louis Pasteur Faculty of Medicine, University of Strasbourg, France and a Ph.D. in Endocrinology from Erasmus University, Rotterdam, The Netherlands. He is currently an adjunct professor of medicine at New York University Medical School and visiting professor of medicine in the Department of Endocrinology at Liege University Medical School, Belgium and in the department of Pharmacology and Clinical Toxicology at the University Hospital of Lausanne, Switzerland. Dr. Harris is a Fellow of the American College of Physicians, the Royal College of Physicians (UK), and the American College of Clinical Pharmacology.

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

Neil Herskowitz was appointed to our board of directors in July 2004. Since 1998, Mr. Herskowitz has co-owned the ReGen Group of companies. Currently he is a managing member of ReGen Partners I L.P., an investment fund based in New York City, and President of Riverside Claims LLC an investment vehicle for ReGen. Mr. Herskowitz also serves as a member of the Board of Directors of Chelsea Therapeutics, Inc. (OTCBB: CHTP) a publicly traded specialty pharmaceutical development company, and as a director of Starting Point Services for Children, a not-for-profit corporation. Mr. Herskowitz received a B.B.A. in Finance from Bernard M. Baruch College.

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

Joan Pons has been a director of our company since February 21, 2003, the date of our merger with Manhattan Research Development. Prior to the merger, he served as a director of Manhattan Research Development from 2002. Since 2002, Mr. Pons has served chief executive officer of Oleoylestrone Development S.L., a spin-off of the University of Barcelona. Pursuant to a January 2002 license agreement, we hold an exclusive worldwide license to several patents and patent applications relating to oleoyl-estrone, which are owned by Oleoylestrone Developments. From 1999 until joining Oleoylestrone Developments, Mr. Pons has served as Director of Franchising of Pans & Company, a fast-food company. From 1972 until 1999, Mr. Pons was employed in various finance and sales capacities by Gallina Blanca Purina S.A., a joint venture between St. Louis, Missouri based Ralston Purina Co. and Spanish based Agrolimen S.A., most recently serving as its National Sales & Marketing Director.

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

Michael Weiser, M.D., Ph.D., has been a director of our company since the completion of our merger transaction with Manhattan Research Development, Inc. in February 2003. He served as a director of Manhattan Research Development since December 2001 and as its Chief Medical Officer from its inception until August 2001. Dr. Weiser is currently also the Director of Research of Paramount BioCapital Asset Management and he is a director of Hana Biosciences, Inc. (AMEX:HBX), a South San Francisco, California-based technology company focused on oncology therapeutics, Chelsea Therapeutics International, Ltd. (OTCBB:CHTP) and VioQuest Pharmaceuticals, Inc. (OTCBB:VQPH). Dr. Weiser is also a member of Orion Biomedical GP, LLC, and serves on the board of directors of several privately held companies. Dr. Weiser received an M.D. from New York University School of Medicine and a Ph.D. in Molecular Neurobiology from Cornell University Medical College. Dr. Weiser completed a Postdoctoral Fellowship in the Department of Physiology and Neuroscience at New York University School of Medicine and performed his post-graduate medical training in the Department of Obstetrics and Gynecology and Primary Care at New York University Medical Center.

There are no family relationships among our executive officers or directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we received with respect to transactions during 2005, we believe that all such forms were filed on a timely basis, except for those items listed in the table below:

Name of Filer	Description of Transaction	Transaction Date	Filing Date
Douglas Abel	Initial Form 3	4/1/05	4/25/05
Neil Herskowitz	Director Stock Option Grant	1/11/05	2/22/05
Malcolm Hoenlein	Director Stock Option Grant	1/11/05	4/20/05
Joshua A. Kazam	Director Stock Option Grant	1/11/05	3/29/05
Timothy McInerney	Director Stock Option Grant	1/11/05	4/5/05
Joan Pons Gimbert	Option Grant Director Stock Option Grant	1/24/04 1/11/05	4/26/05 4/26/05
Nicholas J. Rossettos	Grant of options	1/11/05	8/19/05
Richard I. Steinhart	Director Stock Option Grant	1/11/05	2/22/05
David M. Tanen	Director Stock Option Grant	1/11/05	3/29/05
Michael Weiser	Director Stock Option Grant	1/11/05	4/5/05

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

Audit Committee Financial Expert

We have an audit committee comprised of Richard Steinhart, Neil Herskowitz and Malcolm Hoenlein. Richard Steinhart satisfies the “audit committee financial expert” as that term is defined by SEC regulations. Further, all of our audit committee members are independent, as defined by the listing standards of the American Stock Exchange.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth, for the last three fiscal years, the compensation earned for services rendered in all capacities by our chief executive officer and the other highest-paid executive officers serving as such at the end of 2005 whose compensation for that fiscal year was in excess of $100,000. The individuals named in the table will be hereinafter referred to as the “Named Officers.” No other executive officer of Manhattan received compensation in excess of $100,000 during fiscal year 2005.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation Awards	All Other Compensation ($)
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation ($)	Securities Underlying Options/SARs(#)
Douglas Abel (1) Chief Executive Officer and President	2005 2004 2003	243,750 — —	200,000 — —	57,648(3) — —	2,923,900 — —	— — —
Nicholas J. Rossettos	2005	175,000	22,500	7,170(4)	50,000	—
Chief Operating Officer, Chief Financial Officer,	2004	150,000	22,500	7,500(4)	150,000	—
Treasurer & Secretary	2003	142,788	25,000	22,397(2)	292,030	—

(1)	Mr. Abel was appointed our chief executive officer on April 1, 2005 following the merger with Tarpan Therapeutics, Inc.
(2)	Represents salary deferred from the prior fiscal year and prior to February 24, 2003.
(3)	Represents matching contributions by us pursuant to our company’s 401(k) retirement plan of $8,400 and reimbursement of certain business related travel expenses of $49,248.
(4)	Represents matching contributions by us pursuant to our company’s 401(k) retirement plan.

Options and Stock Appreciation Rights

The following table contains information concerning the grant of stock options under our stock option plans and otherwise to the executive officers identified below during the 2005 fiscal year. No stock appreciation rights were granted during the 2005 fiscal year.

Option Grants in Last Fiscal Year (Individual Grants)

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)(1)	Expiration Date
Mr. Abel	2,923,900(2)	80	1.50	4/1/2015

Mr. Rossettos	50,000(3)	1	1.00	1/11/2015

(1)	Exercise price is based on the closing sale price of our common stock on the last trading day preceding the grant date.
(2)	One-third of the option vested as of November 2005; the remaining two-thirds vests in equal annual amounts in November 2006 and November 2007.
(3)	One-half of the option vested as of January 2006; the remaining one-half vests in January 2007.

Option Exercise and Holdings

The following table provides information with respect to the executive officers named below concerning the exercisability of options during the 2005 fiscal year and unexercisable options held as of the end of the 2005 fiscal year. No stock appreciation rights were exercised during the 2005 fiscal year, and no stock appreciation rights were outstanding at the end of that fiscal year.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

	Shares Acquired	Value	No. of Securities Underlying Unexercised Options/SARs at FY-End (#)		Value of Unexercised In-the-Money Options/SARs at FY-End (Market price of shares at FY-End less exercise price) ($)(2)
Name	on Exercise	Realized (1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Mr. Abel	—	—	974,634	1,949,266	—	—
Mr. Rossettos	—	—	457,030	110,000	254,476	12,500

(1)	Equal to the fair market value of the purchased shares at the time of the option exercise over the exercise price paid for those shares.
(2)
Based on the fair market value of our common stock on December 30, 2005, the last trading day of fiscal 2005, of $1.25 per share, the closing sale price per share on that date on the American Stock Exchange.

Long Term Incentive Plan Awards

No long term incentive plan awards were made to any of our executive officers during the last fiscal year.

Compensation of Directors

Non-employee directors are eligible to participate in an automatic stock option grant program pursuant to the 2003 stock option plan. Non-employee directors are granted an option for 50,000 shares of common stock upon their initial election or appointment to the board and an option for 25,000 shares of common stock annually thereafter. For members of a sub-committee, the annual grant is an option for 30,000 shares and for a Chairman of the Board, the annual grant is an option for 35,000 shares. During 2005 our board members received an aggregate of $11,500 in cash compensation for their services as directors. Directors are reimbursed for reasonable expenses incurred in connection with attending meetings of the board and of committees of the board.

Employment Contracts and Termination of Employment and Change of Control Arrangements

Douglas Abel

We entered into an Employment Agreement with Douglas Abel dated April 1, 2005 whereby Mr. Abel will serve as our President and Chief Executive Officer for a period of three years in exchange for (i) an annual base salary of $300,000, subject to a retroactive increase in the amount of $25,000 in the event we complete a financing transaction of at least $5,000,000, (ii) a signing bonus in the amount of $200,000 payable in two installments of $100,000 in May and November 2005, respectively, (iii) a discretionary performance-based bonus in an amount equal to up to 50% of Mr. Abel’s base salary, and (iv) an option to purchase 2,923,900 shares of our common stock at $1.50 per share with three-year annual vesting, purchasable for a 10-year term. As a result of the private placement that we completed in August 2005, Mr. Abel’s salary was increased to $325,000 retroactive to April 1, 2005. The employment agreement contains customary provisions relating to confidentiality, work-product assignment, non-competition and non-solicitation. In the event Mr. Abel’s employment is terminated by us (other than for cause) during the term of the agreement, including a termination upon a change of control (as defined in the agreement), we are required to pay a severance payment ranging from between 6 and 12 month of base salary, depending upon the circumstances of such termination.

Alan G. Harris

We and Dr. Harris entered into an Employment Agreement dated January 26, 2006 (the "Agreement") whereby Dr. Harris will serve as our Chief Medical Officer for a period of three years commencing on February 1, 2006 and will receive in exchange for his services: (i) an annual base salary of $275,000; (ii) a guaranteed cash bonus of $50,000; (iii) an annual milestone bonus on each anniversary of the Agreement during the term of the Agreement in an amount up to 30% of Dr. Harris' base salary, at the discretion of the Chief Executive Officer and the Board; and (iv) an option to purchase 300,000 shares of our common stock at an exercise price equal to the last closing sale price of our common stock on February 1, 2006, such options to vest in equal amounts over three years and be exercisable for a 10-year term. In the event Dr. Harris' employment is terminated upon a change of control and the fair market value of our common stock, as determined in the good faith discretion of the Board of Directors of the Company, is less than $40,000,000 on the date of the change of control, Dr. Harris shall continue to receive his base salary and benefits for a period of three months from the date of termination. In the event such termination is for a reason other than for cause or pursuant to a change of control, Dr. Harris shall be entitled to receive his base salary for a period of six months from the date of termination.

Nicholas J. Rossettos

Mr. Rossettos’ employment with us is pursuant to a January 2005 employment agreement. This agreement has a two-year term ending on January 3, 2007, which may be extended for additional one (1) year periods thereafter. Under the agreement, Mr. Rossettos is entitled to an annual salary of $175,000 in addition to health, disability insurance and other benefits. Pursuant to his employment agreement, on January 3, 2005, Mr. Rossettos was granted an option to purchase an aggregate of 50,000 shares of common stock at a price of $1.00 per share. The option vests in two equal installments on each of January 3, 2006 and January 3, 2007. Mr. Rossettos and his dependents are eligible to receive paid medical and long term disability insurance and such other health benefits as we make available to other senior officers and directors. In the event Mr. Rossettos’ employment with the Company is terminated other than for “cause” or upon a “change of control” (as such terms are defined in the employment agreement), he is entitled to continue receiving his base salary until the end of the term of the agreement or 1 year from such termination, whichever occurs first, and the portions of his stock options scheduled to vest in the calendar year of such termination shall accelerate and be deemed vested as of the date of termination. If Mr. Rossettos’ employment is terminated upon a change of control, he is entitled to continue receiving his base salary for a period of 6 months from termination and the vesting of all his stock options shall accelerate and be deemed vested as of such termination.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

The following table sets forth certain information regarding beneficial ownership of the our common stock as of March 1, 2006, by (i) each person known by us to be the beneficial owner of more than 5 percent of the outstanding Common Stock, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity. Unless otherwise indicated, the address of each of the following persons is 810 Seventh Avenue, 4th Floor, New York, New York 10019.

Name	Shares Beneficially Owned	Percent of Class
Douglas Abel (1)	999,634	1.6
Alan G. Harris	0	*
Nicholas J. Rossettos(2)	532,030	*
Michael Weiser(3)	2,431,092	4.0
Joan Pons Gimbert(4)	4,048,704	6.7
Neil Herskowitz (5)	126,541	*
Malcolm Hoenlien (6)	60,673	*
Timothy McInerney (7)	811,338	1.3
Richard I. Steinhart (6)	60,673	*
All directors and officers as a group (8)	9,070,685	14.6
Oleoylestrone Developments, SL(9)	3,957,037	6.6
Josep Samitier 1-5, Barcelona Science Park
08028 Barcelona Spain
Lester E. Lipschutz(10)	8,918,354	14.8
1650 Arch Street - 22nd Floor
Philadelphia, PA 19103
Lindsay A. Rosenwald(11)	3,444,506	6.6
787 Seventh Avenue, 48th Floor
New York, NY 10019

*	Less than 1.0%
(1)
Includes 974,634 shares issuable upon exercise of a portion of an option which vested November 1, 2005, but does not include the remaining 1,949,266 shares issuable upon the exercise of such option, which remaining shares vest in two equal installments of 974,633 shares on each of November 1, 2006 and November 1, 2007.

(2)	Includes 532,030 shares issuable upon the exercise of options that are currently exercisable or will be exercisable within 60 days.
(3)	Includes 95,000 shares issuable upon the exercise of an option, and 127,754 shares issuance upon exercise of warrants.
(4)	Includes 3,957,037 shares held by Oleoylestrone Developments, SL, of which Mr. Pons is chief executive officer, and 91,667 shares issuable upon the exercise of options.
(5)
Includes 60,673 shares issuable upon exercise of options, 21,700 shares held by Riverside Contracting, LLC, a limited liability company of which Mr. Herskowitz is a member holding 50% ownership and 44,168 shares held by Regen Capital II, LLC, a limited liability company of which Mr. Herskowitz is a member holding 50% ownership.

(6)	Represents shares issuable upon exercise of options.
(7)	Includes 83,333 shares issuable upon exercise of options; and 115,863 shares issuable upon exercise of warrants.
(8)	Includes 2,202,300 shares issuable upon exercise of currently exercisable options, or options that will be exercisable within 60 days, and upon exercise of warrants.
(9)	Mr. Pons Gimbert is the chief executive officer of Oleoylestrone Developments, SL.
(10)
Includes 8,918,354 shares of Common Stock held by separate trusts for the benefit of Dr. Rosenwald or his family with respect to which Mr. Lipschutz is either trustee or investment manager and in either case has investment and voting power. Dr. Rosenwald disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein, if any.

(11)
Includes 80 shares owned by Dr. Rosenwald’s spouse, 33 shares owned by his children, 76 shares held by corporations affiliated by Dr. Rosenwald, and 839,649 shares issuable upon the exercise of warrants. Does not include 8,918,354 shares held by Lester Lipschutz, as trustee of certain trusts established for the benefit of Dr. Rosenwald, as to which Dr. Rosenwald disclaims beneficial ownership, except to the extent of his pecuniary interest therein, if any.

Equity Compensation Plan Information

The following table summarizes outstanding options under our 1995 Stock Option Plan, as amended and our 2003 Stock Option Plan, as well as outstanding options that we have issued to certain officers, directors and employees of our company outside of any plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders (1)	5,191,514	$1.45	1,808,486
Equity compensation plans approved by stockholders (2)	32,400	$8.28	--
Equity compensation plans not approved by stockholders (3)	1,104,840	$0.57	--

(1)	Represent shares of common stock issuable upon outstanding options issued to employees and directors under our 2003 Stock option Plan.
(2)	Represent shares of common stock issuable upon outstanding options issued to employees and directors under our 1995 Stock Option Plan, as amended. Our 1995 Stock Option Plan expired on June 30, 2005.
(3)	Represent shares of common stock issuable upon outstanding options issued to employees and directors outside of any stock option plan.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In addition to the license agreement, we entered into a consulting agreement with OED. The agreement became effective in February 2002, at a fee of $6,250 per month, and will terminate when the license agreement terminates. The fees associated with the consulting agreement are expensed as incurred. OED agreed to serve as a member of our Scientific Advisory Board and to render consultative and advisory services to us. Such services include research, development and clinical testing of our technology as well as the reporting of the findings of such tests, assistance in the filing of patent applications and oversight and direction of efforts in regards to personnel for clinical development. For the periods ended December 31, 2005, 2004 and from inception, fees paid to OED were $75,000, $75,000 and $287,500, respectively.

NovaDel Pharma Inc.

As discussed above, pursuant to the terms of a license agreement dated April 4, 2003 by and between us and NovaDel Pharma Inc., we have the rights to develop NovaDel’s proprietary lingual spray technology to deliver propofol for preprocedural sedation. The license agreement with NovaDel requires us to make certain license and milestone payments, as well as pay royalties. See “Item 1. Business - Lingual Spray Propofol.” During 2003, we paid aggregate license fees of $500,000 to NovaDel under the license agreement, but during 2004 and 2005 did not make any payments to NovaDel under the agreement. Lindsay A. Rosenwald, who beneficially owns more than 5 percent of our common stock, also beneficially owns in excess of 20 percent of the common stock of NovaDel.

Paramount BioCapital, Inc.

Two members of our board of directors, Timothy McInerney and Michael Weiser, are also employees of Paramount BioCapital, Inc. or one of its affiliates. In addition, two former members of our board of directors, Joshua Kazam and David Tanen were employed by Paramount BioCapital through August 2004 and were directors of our company until September 2005. The sole shareholder of Paramount BioCapital, Inc. is Lindsay A. Rosenwald, M.D. Dr. Rosenwald beneficially owns more than 5 percent of our common stock. In January 2004, we paid approximately $260,000 as commissions earned in consideration for placement agent services rendered by Paramount BioCapital in connection with a private placement of our common stock, which amount represented 7 percent of the shares sold by Paramount BioCapital in the private placement. The engagement of Paramount BioCapital in connection with the January 2004 private placement was approved by all of our disinterested directors. In connection with both private placements and as a result of their employment with Paramount BioCapital, Mr. Kazam, Mr. McInerney and Dr. Weiser were allocated 5-year placement agent warrants to purchase 60,174, 58,642 and 103,655 shares of our common stock, respectively, at a price of $1.10 per share.

Paramount BioCapital also served as our placement agent in connection with our August 2005 private placement. As placement agent we paid to Paramount BioCapital total cash commissions of $806,741 and issued five-year warrants to purchase an aggregate of 462,184 shares of common stock exercisable at a price of $1.44 per share, and an additional five-year warrant to purchase 55,000 common shares exercisable at a price of $1.49 per share.

Acquisition of Tarpan Therapeutics, Inc.

On April 1, 2005, we completed the acquisition of Tarpan Therapeutics, Inc., a privately-held biotechnology company that owns the rights to develop PTH (1-34), in a merger transaction. Several of Tarpan’s former stockholders are directors or significant stockholders of the Company. Dr. Rosenwald and various trusts established for the benefit of Dr. Rosenwald and members of his immediate family collectively beneficially owned approximately 46 percent of Tarpan’s common stock and beneficially owned approximately 26 percent our common stock. In addition, Joshua Kazam, David Tanen, Dr. Michael Weiser and Timothy McInerney, all of whom were members of the Company’s board of directors at the time of such acquisition (Messrs. Kazam and Tanen have since resigned), collectively owned approximately 13.4 percent of Tarpan’s outstanding common stock. Dr. Weiser and Mr. McInerney are also employed by Paramount BioCapital, Inc., an entity owned and controlled by Dr. Rosenwald. As a result of such relationships between the Company and Tarpan, the Company’s board of directors established a special committee to consider and approve the Agreement. The special committee consisted of three disinterested directors, none of whom had any prior relationship with Tarpan.

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

2.2
Agreement and Plan of Merger among the Registrant, Tarpan Therapeutics, Inc. and Tarpan Acquisition Corp., dated April 1, 2005 (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K/A filed June 15, 2005).

3.1	Certificate of incorporation, as amended through September 25, 2003 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003).
3.2	Bylaws, as amended to date (incorporated by reference from Registrant’s registration statement on Form SB-2, as amended (File No. 33-98478)).
4.1	Specimen common stock certificate (incorporated by reference from Registrant’s registration statement on Form SB-2, as amended (File No. 33-98478)).
4.2
Warrant issued to John Prendergast to purchase 37,500 shares of Registrant’s common stock (incorporated by reference from Exhibit 10.24 to the Registrant’s Form 10-QSB for the quarter ended March 31, 1997.

4.3
Form of warrant issued by Manhattan Research Development, Inc., which automatically converted into warrants to purchase shares of the Registrant’s common stock upon the merger transaction with such company (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-QSB for the quarter ended March 31, 2003).

4.4
Form of warrant issued to placement agents in connection with the Registrant’s November 2003 private placement of Series A Convertible Preferred Stock and the Registrant’s January 2004 private placement (incorporated by reference to Exhibit 4.18 to the Registrant’s Registration Statement on Form SB-2 filed January 13, 2004 (File No. 333-111897)).

4.5	Form of warrant issued to investors in the Registrant’s August 2005 private placement (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed September 1, 2005).
4.6	Form of warrant issued to placement agents in the Registrant’s August 2005 private placement (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed September 1, 2005).
10.1	1995 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-QSB for the quarter ended September 30, 1996).
10.2
License Agreement dated on or about February 28, 2002 between Manhattan Research Development, Inc. (f/k/a Manhattan Pharmaceuticals, Inc.) and Oleoyl-Estrone Developments SL (incorporated by reference to Exhibit 10.6 to the Registrant’s Amendment No. 2 to Form 10-QSB/A for the quarter ended March 31, 2003 filed on March 12, 2004).

10.3
License Agreement dated April 4, 2003 between the Registrant and NovaDel Pharma, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment No. 1 to Form 10-QSB/A for the quarter ended June 30, 2003 filed on March 12, 2004).++

10.4	2003 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 filed February 17, 2004).
10.5
Employment Agreement dated January 2, 2005, between the Registrant and Nicholas J. Rossettos (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB for the quarter ended June 30, 2005).

10.6	Employment Agreement dated April 1, 2005, between the Registrant and Douglas Abel (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K/A filed June 15, 2005).
10.7
Sublicense Agreement dated April 14, 2004 between Tarpan Therapeutics, Inc., the Registrant’s wholly-owned subsidiary, and IGI, Inc. (incorporated by reference to Exhibit 10.109 to IGI Inc.’s Form 10-Q for the quarter ended March 31, 2004 (File No. 001-08568).

10.8
Form of subscription agreement between the Registrant and the investors in the Registrant’s August 2005 private placement (incorporated by reference as Exhibit 10.1 to the Registrant’s Form 8-K filed September 1, 2005).

23.1	Consent of J.H. Cohn LLP.
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed to the Company by Its Independent Auditors

The following is a summary of the fees billed to us by J.H. Cohn LLP, our independent registered public accounting firm for professional services rendered for fiscal years ended December 31, 2005 and 2004:

	J.H. Cohn LLP
Fee Category	Fiscal 2005 Fees	Fiscal 2004 Fees

Audit Fees	$101,911	$73,146
Audit-Related Fees (1)	9,430	40,627
Tax Fees (2)	18,622	17,832
All Other Fees (3)	0	683
Total Fees	$129,963	$132,288

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

At present, our audit committee approves each engagement for audit or non-audit services before we engage our independent registered public accounting firm to provide those services. Our audit committee has not established any pre-approval policies or procedures that would allow our management to engage our independent registered public accounting firm to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by our independent registered public accounting firm for fiscal 2005 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, Manhattan Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2006.

MANHATTAN PHARMACEUTICALS, INC.

By:	/s/ DOUGLAS ABEL

Name: Douglas Abel Title: Chief Executive Officer and President

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Manhattan Pharmaceuticals, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Abel	Chief Executive Officer, President and Director	March 31, 2006
Douglas Abel	(principal executive officer)

/s/ Nicholas J. Rossettos	Treasurer, Secretary, Chief Financial Officer and Chief Operating Officer	March 31, 2006
Nicholas J. Rossettos	(principal accounting and financial officer)

/s/ Neil Herskowitz	Director	March 31, 2006
Neil Herskowitz

/s/ Malcolm Hoenlein	Director	March 31, 2006
Malcolm Hoenlein

/s/ Timothy McInerney	Director	March 31, 2006
Timothy McInerney

/s/ Joan Pons	Director	March 31, 2006
Joan Pons

/s/ Richard Steinhart	Director	March 31, 2006
Richard Steinhart

/s/ Michael Weiser	Director	March 31, 2006
Michael Weiser

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2005 and 2004	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2005 and 2004 and the cumulative period from August 6, 2001 (inception) to December 31, 2005	F-4
Consolidated Statements of Stockholders’ Equity (Deficiency) for the Years Ended December 31, 2005 and 2004 and the cumulative period from August 6, 2001 (inception) to December 31, 2005	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004 and the cumulative period from August 6, 2001 (inception) to December 31, 2005	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Manhattan Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Manhattan Pharmaceuticals, Inc. and Subsidiaries (a development stage company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended, and for the period from August 6, 2001 (date of inception) to December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manhattan Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2005 and 2004, and their consolidated results of operations and cash flows for the years then ended and for the period from August 6, 2001 (date of inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $19,140,997and used $6,244,942 of cash in operating activities during the year ended December 31, 2005 and, as of that date, it had a loss from inception of $32,092,051. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ J.H. Cohn LLP

Roseland, New Jersey
March 3, 2006

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Balance Sheets

	December 31,	December 31,
Assets	2005	2004

Current assets:
Cash and cash equivalents	$9,826,336	$905,656
Short-term investments, available for sale, at market	1,007,818	4,514,216
Prepaid expenses	194,776	40,126
Total current assets	11,028,930	5,459,998

Property and equipment, net	106,877	119,017
Other assets	70,506	70,506
Total assets	$11,206,313	$5,649,521

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,617,489	$1,143,603
Accrued expenses	48,328	52,102
Total liabilities	1,665,817	1,195,705

Commitments and Contingencies

Stockholders’ equity:
Series A convertible preferred stock, $.001 par value.
Authorized 1,500,000 shares; 0 and 854,373 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively
(liquidation preference aggregating $0 and $8,973,730 at
December 31, 2005 and December 31, 2004, respectively)	—	854
Common stock, $.001 par value. Authorized 150,000,000 shares;
60,092,697 and 28,309,187 shares issued and outstanding
at December 31, 2005 and December 31, 2004, respectively	60,093	28,309
Additional paid-in capital	42,751,111	18,083,208
Deficit accumulated during the development stage	(33,271,695)	(13,955,035)
Dividends payable in shares	—	303,411
Accumulated other comprehensive income	987	13,237
Unearned consulting services	—	(20,168)
Total stockholders’ equity	9,540,496	4,453,816
Total liabilities and stockholders' equity	$11,206,313	$5,649,521

See accompanying notes to consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Operations

			Cumulative
			period from
			August 6, 2001
			(inception) to
	Years ended December 31,		December 31,
	2005	2004	2005

Revenue	$—	$—	$—

Costs and expenses:
Research and development	5,178,077	4,152,994	11,780,511
General and administrative	2,291,121	1,989,829	6,416,611
In-process research and development charge	11,887,807	—	11,887,807
Impairment of intangible assets	—	—	1,248,230
Loss on disposition of intangible assets	—	—	1,213,878
Total operating expenses	19,357,005	6,142,823	32,547,037
Operating loss	(19,357,005)	(6,142,823)	(32,547,037)

Other (income) expense:
Interest and other income	(210,156)	(175,610)	(401,845)
Interest expense	—	—	23,893
Realized gain on sale of marketable equity securities	(5,852)	(71,182)	(77,034)
Total other income	(216,008)	(246,792)	(454,986)
Net loss	(19,140,997)	(5,896,031)	(32,092,051)

Preferred stock dividends (including imputed amounts)	(175,663)	(585,799)	(1,179,644)
Net loss applicable to common shares	$(19,316,660)	$(6,481,830)	$(33,271,695)

Net loss per common share:
Basic and diluted	$(0.44)	$(0.24)

Weighted average shares of common stock outstanding:
Basic and diluted	43,544,206	26,936,658

See accompanying notes to consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Stockholders' Equity (Deficiency)

							Deficit	Dividends			Total
	Series A						accumulated	payable in	Accumulated		stock–
	convertible				Additional		during	Series A	other	Unearned	holders'
	preferred stock		Common stock		paid-in	Subscription	development	preferred	comprehensive	consulting	equity
	Shares	Amount	Shares	Amount	capital	receivable	stage	shares	income/(loss)	services	(deficiency)

Stock issued at $0.0004 per
share for subscription receivable	—	$—	10,167,741	$10,168	$(6,168)	$(4,000)	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	(56,796)	—	—	—	(56,796)
Balance at December 31, 2001	—	—	10,167,741	10,168	(6,168)	(4,000)	(56,796)	—	—	—	(56,796)

Proceeds from subscription receivable	—	—	—	—	—	4,000	—	—	—	—	4,000
Stock issued at $0.0004 per share
for license rights	—	—	2,541,935	2,542	(1,542)	—	—	—	—	—	1,000
Stock options issued for consulting services	—	—	—	—	60,589	—	—	—	—	(60,589)	—
Amortization of unearned consulting services	—	—	—	—	—	—	—	—	—	22,721	22,721
Sales of common stock at $0.63 per
share through private
placement, net of expenses	—	—	3,043,332	3,043	1,701,275	—	—	—	—	—	1,704,318
Net loss	—	—	—	—		—	(1,037,320)	—	—	—	(1,037,320)
Balance at December 31, 2002	—	—	15,753,008	15,753	1,754,154	—	(1,094,116)	—	—	(37,868)	637,923

Common stock issued at $0.63 per share, net of expenses	—	—	1,321,806	1,322	742,369	—	—	—	—	—	743,691
Effect of reverse acquisition	—	—	6,287,582	6,287	2,329,954	—	—	—	—	—	2,336,241
Amortization of unearned consulting costs	—	—	—	—	—	—	—	—	—	37,868	37,868
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(7,760)	—	(7,760)
Payment for fractional shares for stock combination	—	—	—	—	(300)	—	—	—	—	—	(300)
Preferred stock issued at $10 per share, net of expenses	1,000,000	1,000	—	—	9,045,176	—	—	—	—	—	9,046,176
Imputed preferred stock dividend					418,182	—	(418,182)	—			—
Net loss	—	—	—	—	—	—	(5,960,907)	—	—	—	(5,960,907)
Balance at December 31, 2003	1,000,000	1,000	23,362,396	23,362	14,289,535	—	(7,473,205)	—	(7,760)	—	6,832,932

Exercise of stock options	—	—	27,600	27	30,073	—	—	—	—	—	30,100
Common stock issued through private placement at $1.10 per share,
net of expenses	—	—	3,368,952	3,369	3,358,349	—	—	—	—	—	3,361,718
Conversion of preferred stock to common stock	(170,528)	(171)	1,550,239	1,551	(1,380)	—	—	—	—	—	—
Preferred stock dividends paid by issuance of shares	24,901	25	—	—	281,073	—	—	(282,388)	—	—	(1,290)
Preferred stock dividend accrued	—	—	—	—	—	—	(585,799)	585,799	—	—	—
Warrants issued for consulting services	—	—	—	—	125,558	—	—	—	—	(120,968)	4,590
Amortization of unearned consulting costs	—	—	—	—	—	—	—	—	—	100,800	100,800
Reversal of unrealized loss on short-term
investments and unrealized gain on short-term investments	—	—	—	—	—	—	—	—	20,997	—	20,997
Net loss	—	—	—	—	—	—	(5,896,031)	—	—	—	(5,896,031)
Balance at December 31, 2004	854,373	854	28,309,187	28,309	18,083,208	—	(13,955,035)	303,411	13,237	(20,168)	4,453,816

Common stock issued through private placement at $1.11 and $1.15
per share, net of expenses	—	—	11,917,680	11,918	12,238,291	—	—	—	—	—	12,250,209
Common stock issued to vendor at $1.11 per
share in satisfaction of accounts payable	—	—	675,675	676	749,324	—	—	—	—	—	750,000
Exercise of stock options	—	—	32,400	33	32,367	—	—	—	—	—	32,400
Exercise of warrants	—	—	279,845	279	68,212	—	—	—	—	—	68,491
Conversion of preferred stock to common stock	(896,154)	(896)	8,146,858	8,147	(7,251)	—	—	—	—	—	—
Preferred stock dividends paid by issuance of shares	41,781	42	—	—	477,736	—	—	(479,074)	—	—	(1,296)
Preferred stock dividend accrued	—	—	—	—	—	—	(175,663)	175,663	—	—	—
Stock based compensation	—	—	—	—	66,971	—	—	—	—	20,168	87,139
Reversal of unrealized gain on short-term investments	—	—	—	—	—	—	—	—	(12,250)	—	(12,250)
Stock issued in connection with acquisition of Tarpan Therapeutics, Inc.	—	—	10,731,052	10,731	11,042,253	—	—	—	—	—	11,052,984
Net loss	—	—	—	—	—	—	(19,140,997)	—	—	—	(19,140,997)
Balance at December 31, 2005	—	$—	60,092,697	$60,093	$42,751,111	$—	$(33,271,695)	$—	$987	$—	$9,540,496

See accompanying notes to consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Cash Flows

			Cumulative
			period from
			August 6, 2001
			(inception) to
	Years ended December 31,		December 31,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(19,140,997)	$(5,896,031)	$(32,092,051)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for license rights	—	—	1,000
Stock based compensation	87,139	100,800	248,528
Warrants issued for consulting services	—	4,590	4,590
Amortization of intangible assets	—	—	145,162
Gain on sale of marketable equity securities	(5,852)	(71,182)	(77,034)
Depreciation	53,734	27,344	87,294
Non cash portion of in-process research and development charge	11,721,623	—	11,721,623
Loss on impairment of intangible assets	—	—	1,248,230
Loss on disposition of intangible assets	—	—	1,213,878
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in prepaid expenses and other current assets	(154,650)	(15,145)	(136,531)
Increase in other assets	—	(70,506)	(70,506)
Increase in accounts payable	1,197,835	595,008	2,017,703
Decrease in accrued expenses	(3,774)	(365,323)	(491,993)
Net cash used in operating activities	(6,244,942)	(5,690,445)	(16,180,107)
Cash flows from investing activities:
Purchase of property and equipment	(39,555)	(138,340)	(184,449)
Cash paid in connection with acquisitions	—	—	(32,808)
Purchase of short-term investments	—	(5,000,979)	(5,000,979)
Proceeds from sale of short-term investments	3,499,999	931,089	4,431,088
Proceeds from sale of license	—	—	200,001
Cash acquired in acquisition	6,777	—	6,777
Net cash provided by (used in) investing activities	3,467,221	(4,208,230)	(580,370)
Cash flows from financing activities:
Proceeds from issuances of notes payable to stockholders	—	—	233,500
Repayments of notes payable to stockholders	(651,402)	—	(884,902)
Proceeds from issuance of note payable to bank	—	—	600,000
Repayment of note payable to bank	—	—	(600,000)
Proceeds from subscriptions receivable	—	—	4,000
Payment for fractional shares for Preferred stock dividends	(1,296)	(1,290)	(2,286)
Proceeds from sale of common stock, net	12,250,209	3,361,718	18,059,335
Proceeds from sale of preferred stock, net	—	—	9,046,176
Proceeds from exercise of stock options	32,400	30,100	62,500
Proceeds from exercise of warrants	68,490	—	68,490
Net cash provided by financing activities	11,698,401	3,390,528	26,586,813

Net increase (decrease) in cash and cash equivalents	8,920,680	(6,508,147)	9,826,336

Cash and cash equivalents at beginning of period	905,656	7,413,803	—
Cash and cash equivalents at end of period	$9,826,336	$905,656	$9,826,336
Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$26,934

Supplemental disclosure of noncash investing and financing activities:

Common stock issued in satisfaction of accounts payable	$750,000	$—	$750,000
Preferred stock dividends accrued	175,663	585,799	761,462
Conversion of preferred stock to common stock	896	171	1,067
Preferred stock dividends paid by issuance of shares	477,736	282,388	759,134
Issuance of common stock for acquisitions	11,052,984	—	13,389,226
Marketable equity securities received in connection with
sale of license	—	—	359,907
Net liabilities assumed over assets acquired in business combination	(675,416)	—	(675,416)

See accompanying notes to consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
December 31, 2005 and 2004

(1)	Merger and Nature of Operations

2003 Reverse Merger

On February 21, 2003, the Company (formerly known as “Atlantic Technology Ventures, Inc.”) completed a reverse acquisition of privately held Manhattan Research Development, Inc. (formerly Manhattan Pharmaceuticals, Inc.), a Delaware corporation. The merger was effected pursuant to an Agreement and Plan of Merger dated December 17, 2002 (the “Merger Agreement”) by and among the Company, Manhattan Research and Manhattan Pharmaceuticals Acquisition Corp, the Company’s wholly owned subsidiary (“MPAC”). In accordance with the terms of the Merger Agreement, MPAC merged with and into Manhattan Research, with Manhattan Research remaining as the surviving corporation and a wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, upon the effective time of the merger, the outstanding shares of common stock of Manhattan Research automatically converted into an aggregate of 18,689,917 shares of the Company’s common stock, which represented 80 percent of the Company’s outstanding voting stock after giving effect to the merger. All share and per share amounts have been adjusted for a 1-for-5 combination on September 25, 2003 (see Note 5). In addition, immediately prior to the merger Manhattan Research had outstanding options and warrants to purchase an aggregate of 172,856 shares of its common stock, which, in accordance with the terms of the merger, automatically converted into options and warrants to purchase an aggregate of 2,196,944 shares of the Company’s common stock. Since the stockholders of Manhattan Research received the majority of the voting shares of the Company, the merger was accounted for as a reverse acquisition whereby Manhattan Research was the accounting acquirer (legal acquiree) and the Company was the accounting acquiree (legal acquirer) under the purchase method of accounting. Based on the five-day average price of the Company’s common stock of $0.50 per share, the purchase price approximated $2,336,000 ($3,167,178 including net liabilities assumed) which represents 20 percent of the market value of the combined Company’s post-merger total outstanding shares of 23,362,396. In connection with the merger, the Company changed its name from “Atlantic Technology Ventures, Inc.” to “Manhattan Pharmaceuticals, Inc.” Under the purchase method of accounting, at the time of the merger, Manhattan Research recognized patents and licenses for substantially all of the purchase price. A purchase price allocation was completed in the third quarter of 2003 and did not result in changes to the initial estimate. As a result of acquiring Manhattan Research, the Company received new technologies. The results of the combined operations have been included in the Company’s financial statements since February 2003.

Business and Operations

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

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
December 31, 2005 and 2004

The Company is a development stage biopharmaceutical company that holds an exclusive world-wide, royalty-free license to certain intellectual property related to oleoyl-estrone, which is owned by Oleoyl-Estrone Developments, SL (“OED”) of Barcelona, Spain. Oleoyl-estrone is an orally administered small molecule that has been shown to cause significant weight loss in pre-clinical animal studies regardless of dietary modifications. In addition, the Company has exclusive, world-wide proprietary rights to a technology for the clinical uses of PTH (1-34) relating to the regulation of cell differentiation and proliferation for treatment of skin disorders including psoriasis. The Company also holds the worldwide, exclusive rights to proprietary lingual spray technology to deliver the drug propofol for preprocedural sedation prior to diagnostic, therapeutic or endoscopic procedures.

Acquisition of Tarpan Therapeutics, Inc.

On April 1, 2005, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Tarpan Therapeutics, Inc., a Delaware corporation (“Tarpan”), and Tarpan Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“TAC”). Under the Agreement TAC merged with and into Tarpan, with Tarpan remaining as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”). The Merger was completed April 1, 2005. In consideration for their shares of Tarpan capital stock and in accordance with the Agreement, the stockholders of Tarpan received 10,731,052 shares of the Company’s common stock such that, upon the effective time of the Merger, the Tarpan stockholders collectively received approximately 20 percent of the Company’s then outstanding common stock on a fully-diluted basis. Based on the five day average price of the Company’s common stock of $1.03 per share, the value of the shares issued totaled $11,052,984. In addition, there were $166,184 of acquisition costs. At the time of the Merger, Tarpan had outstanding indebtedness of $651,000 (inclusive of 5% accrued interest) resulting from a series of promissory notes issued to Paramount BioCapital Investments, LLC and Horizon BioMedical Ventures, LLC, both of which are owned or controlled by Dr. Lindsay Rosenwald. The notes were amended at the time of the Merger to provide that one-half of the outstanding indebtedness was payable upon completion of the Merger and the remaining one-half was payable at such time as the Company raised at least $5 million in new financing and no interest would accrue on unpaid principal subsequent to the Merger. The notes were repaid in full by the Company in two installments on April 15, 2005 and September 6, 2005.

The acquisition of Tarpan has been accounted for by the Company under the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations”. Under the purchase method, assets acquired and liabilities assumed by the Company are recorded at their estimated fair values and the results of operations of the acquired company are consolidated with those of the Company from the date of acquisition.

Several of Tarpan’s former stockholders are directors or significant stockholders of the Company. Dr. Rosenwald and various trusts established for the benefit of Dr. Rosenwald and members of his immediate family collectively beneficially owned approximately 46 percent of Tarpan’s common stock and beneficially owned approximately 26 percent of the Company’s common stock. In addition, Joshua Kazam, David Tanen, Dr. Michael Weiser and Timothy McInerney, all of whom were members of the Company’s board of directors at the time of the transaction, collectively owned approximately 13.4 percent of Tarpan’s outstanding common stock. Dr. Weiser and Mr. McInerney are also employed by Paramount BioCapital, Inc., an entity owned and controlled by Dr. Rosenwald. As a result of such relationships between the Company and Tarpan, the Company’s board of directors established a special committee to consider and approve the Agreement. The members of the special committee did not have any prior relationship with Tarpan.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
December 31, 2005 and 2004

The excess purchase price paid by the Company to acquire the net assets of Tarpan was allocated to acquired in-process research and development totaling $11,887,807. As required by Financial Accounting Standards Board (“FASB”) Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business combinations Accounted for by the Purchase Method” (“FIN 4”), the Company recorded a charge in its consolidated statement of operations for the year ended December 31, 2005 for the in-process research and development. Tarpan is a biopharmaceutical company engaged in the development of the Phase II pharmaceutical product candidate, PTH (1-34). The acquisition of Tarpan gives Manhattan its third product candidate. Results of operations of Tarpan are included in the consolidated financials since April 1, 2005.

A summary of the allocation of the purchase price is as follows:

Assets purchased:
Cash	$6,777
Property and equipment	2,037
Acquired in-process research and development	11,887,807
Total	11,896,621

Liabilities assumed:
Accounts payable	26,051
Notes payable - related parties	651,402
Total	677,453
Net purchase price	$11,219,168

The following unaudited pro forma financial information presents the condensed consolidated results of operations of the Company and Tarpan, as if the acquisition had occurred on January 1, 2004 instead of April 1, 2005, after giving effect to certain adjustments, including the issuance of the Company’s common stock as part of the purchase price. The unaudited pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during these periods.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
December 31, 2005 and 2004

	Twelve months ended
	December 31,
	2005	2004
Net loss	$(19,268,258)	$(18,346,169)

Weighted average number of common shares outstanding	46,219,619	37,667,710
Loss per common share - basic and fully diluted	$(0.42)	$(0.49)

(2)	Liquidity and Basis of Presentation

Liquidity

The Company has reported a net loss of $5,896,031 and negative cash flows from operating activities of $5,690,445 for the year ended December 31, 2004 and a net loss of $19,140,997 and negative cash flows from operating activities of $6,244,942 for the year ended December 31, 2005. The net loss from date of inception, August 6, 2001 to December 31, 2005 amounts to $32,092,051.

Management believes that the Company will continue to incur net losses and negative cash flows from operating activities through at least December 31, 2006. Based on the resources of the Company available at December 31, 2005, management believes that the Company will need additional equity or debt financing or will need to generate revenues during 2006 through licensing of its products or entering into strategic alliances to be able to sustain its operations beyond 2006 and that it will need additional financing thereafter until it can achieve profitability, if ever. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances and its ability to realize the full potential of its technology in development. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term. Through December 31, 2005, a significant portion of the Company’s financing has been through private placements of common and preferred stock. Until and unless the Company’s operations generate significant revenues and cash flows from operating activities, the Company will attempt to continue to fund operations from cash on hand and through the sources of capital previously described.

There can be no assurance, however that management's plans will enable the Company to attain profitable operations or generate sufficient cash flows from operations and financing activities necessary to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
December 31, 2005 and 2004

As described in Note 5, the Company completed a private placement offering of units consisting of shares of its common stock and warrants to purchase additional shares of common stock. The private placement was completed in two separate closings held on August 26, 2005 and August 30, 2005, respectively. In the August 26 closing, the Company sold a total of 10,808,971 shares of common stock and five-year warrants to purchase 2,161,767 shares for total gross proceeds of $11,997,954. The warrants issued at the August 26 closing are exercisable at a price of $1.44 per share. On August 30, 2005, the Company closed on the sale of an additional 1,108,709 shares of common stock and warrants to purchase 221,741 common shares, which resulted in gross proceeds of $1,275,016. The warrants issued in connection with the August 30 closing are exercisable at a price of $1.49 per share. After payment of all related commissions and expenses totaling $1,022,761, the Company realized net proceeds of $12,250,209.

(3)	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with the provisions of  SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
December 31, 2005 and 2004

Acquired in-process research and development

Costs to acquire in-process research and development projects and technologies which have no alternative future use at the date of acquisition are expensed.

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

Computation of Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect because the Company incurred a net loss during each period presented. The amounts of potentially dilutive securities excluded from the calculation were 12,841,159 and 14,871,502 shares at December 31, 2005 and 2004, respectively.

Stock-Based Compensation

SFAS 123, “Accounting for Stock-Based Compensation”, provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from historical amounts. The Company has elected to continue to account for employee stock options using the intrinsic value method under APB 25. By making that election, it is required by SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” to provide pro forma disclosures of net income (loss) and earnings (loss) per share as if a fair value based method of accounting had been applied for all employee stock options.

When the exercise price of employee stock options is less than the fair value of the underlying stock on the grant date, the Company records deferred compensation for the difference and amortizes this amount to expense over the vesting period of the options. Options or stock awards issued to non-employees and consultants are recorded at their fair value as determined in accordance with SFAS 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and recognized over the related vesting period. The fair value of the options issued to consultants or others which require “variable accounting” are remeasured at each reporting period and the resultant change in fair value of the vested options is recorded as a charge or credit in the consolidated statement of operations.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
December 31, 2005 and 2004

Had compensation costs been determined in accordance with the fair value method prescribed by SFAS 123 for all options issued to employees and amortized over the vesting period, the Company’s net loss applicable to common shares and net loss per common share (basic and diluted) for plan options would have been increased to the pro forma amounts indicated below.

	2005	2004
Net loss applicable to common shares, as reported	$(19,316,660)	$(6,481,830)
Deduct: Total stock-based employee
compensation expense determined
under fair value method	(1,089,814)	(1,133,131)
Net loss applicable to common shares, pro forma	$(20,406,474)	$(7,614,961)
Net loss applicable to common shares – basic
As reported	$(0.44)	$(0.24)
Pro forma	(0.47)	(0.28)

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants in 2005 and 2004: dividend yield of 0%; expected volatility of 70% and 72% for 2005 and 73% and 78% for 2004; risk-free interest rates of 3.4%, 3.7%, 4.0% and 4.1% for 2005 and 2.0% for 2004; and expected lives of eight years for each year presented.

As a result of amendments to SFAS 123, the Company will be required to expense in its historical financial statements the fair value of employee stock options over the vesting period, beginning January 1, 2006.

Financial Instruments

At December 31, 2005 and 2004, the fair values of cash and cash equivalents, short-term investments and accounts payable approximate their carrying values due to the short-term nature of these instruments.

Cash and Cash Equivalents

Cash equivalents consist of cash or short term investments with original maturities at the time of purchase of three months or less.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
December 31, 2005 and 2004

Property and Equipment

Property and equipment are stated at cost. Depreciation of fixed assets is provided by straight-line methods over estimated useful lives. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. Amortization of leasehold improvements is calculated using the straight-line method over the remaining term of the lease or the life of the asset, whichever is shorter. The cost of repairs and maintenance is charged to operations as incurred; significant renewals and improvements are capitalized.

Accounting for Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long lived assets such as property, plant, and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated.

Short-term Investments

Short-term investments are carried at market value since they are marketable and considered available-for-sale. The following is a summary of the Company’s short-term investments:

		Unrealized
	Cost	gain	Fair value
2004

Eaton Vance Floating Rate Fund	$4,500,979	$13,237	$4,514,216

		Unrealized
	Cost	gain	Fair value
2005

Eaton Vance Floating Rate Fund	$1,006,831	$987	$1,007,818

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
December 31, 2005 and 2004

Unrealized gain (and loss, if any) is excluded from operations and included in accumulated other comprehensive income (loss). The Company’s comprehensive losses (net losses adjusted for changes in unrealized gains/losses on short-term investments) for 2005 and 2004 were $19,153,247 and $5,875,034, respectively.

(4)	Property and Equipment

Property and equipment consists of the following at December 31:

	2005	2004
Property and equipment	$206,988	$165,394
Less accumulated depreciation	(100,111)	(46,377)
Net property and equipment	$106,877	$119,017

(5)	Stockholders’ Equity

Common Stock

The Company issued 10,167,740 shares of common stock to investors during December 2001 for subscriptions receivable of $4,000 or $0.0004 per share. During 2002, the Company received the $4,000 subscription receivable.

In August 2002, the Company entered into one-year agreements with four consultants and issued options to these consultants to purchase 101,678 shares of the Company's common stock at an exercise price of $.0039 per share expiring in August 2007. The Company valued these options at $60,589, fair value, and amortized the expense through August 2003. Therefore, the Company expensed $22,721 in 2002 and $37,868 in 2003. Through December 31, 2005, none of these options were exercised.

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
December 31, 2005 and 2004

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

The Company completed a private placement offering of units consisting of shares of its common stock and warrants to purchase additional shares of common stock in two separate closings held on August 26, 2005 and August 30, 2005, respectively. In the August 26 closing, the Company sold a total of 10,808,971 shares at $1.11 per share of common stock and five-year warrants to purchase 2,161,767 shares for total gross proceeds of $11,997,954. The warrants issued at the August 26 closing are exercisable at a price of $1.44 per share. On August 30, 2005, the Company closed on the sale of an additional 1,108,709 shares at $1.15 per share of common stock and warrants to purchase 221,741 common shares, which resulted in gross proceeds of $1,275,016. The warrants issued in connection with the August 30 closing are exercisable at a price of $1.49 per share. After the payment of all related commissions and expenses totaling $1,022,761, the Company realized net proceeds of $12,250,209.

The Company engaged Paramount BioCapital, Inc. (“Paramount”) an affiliate of a significant stockholder of the Company, as placement agent and paid total cash commissions and expenses of $879,418, of which $121,625 was paid to certain selected dealers engaged by Paramount in connection with the August 26 closing and issued five-year warrants to purchase an aggregate of 540,449 shares of common stock exercisable at a price of $1.44 per share, of which Paramount received warrants to purchase 462,184 common shares. In connection with the August 30 closing, the Company paid cash commissions to Paramount of $88,550 and issued an additional five-year warrant to purchase 55,000 common shares exercisable at a price of $1.49 per share. Timothy McInerney and Dr. Michael Weiser, each a director of the Company, are employees of Paramount BioCapital, Inc.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
December 31, 2005 and 2004

The terms of the Company’s Series A Preferred Stock, which was originally issued in November 2003, provided for its automatic conversion upon the Company’s completion of a financing that resulted in gross proceeds of at least $10 million and a “pre-money valuation” of the Company of at least $30 million. Accordingly, as a result of the August 26, 2005 closing of the Company’s private placement discussed above, all of the remaining outstanding shares of the Company’s Series A Preferred Stock automatically converted into shares of the Company’s common stock. As of such date, there were 729,626 shares of Series A Preferred Stock outstanding, which, upon the closing of the private placement, converted into an aggregate of 6,632,957 shares of common stock (at a rate of 9.0909 common shares per share of preferred stock). Prior to the forced conversion of Series A Preferred Stock on August 26, 2005, there had been individual conversions throughout the year aggregating to 166,529 shares of Series A Preferred Stock which converted into 1,513,901 shares of common stock.

On October 21, 2005, the Company issued 675,675 shares of common stock to Cato BioVentures, an affiliate of Cato Research, Inc., in exchange for satisfaction of $750,000 of accounts payable owed by the Company to Cato Research, Inc. The transaction was completed on the same terms as the private placement described earlier which closed on August 26, 2005. These terms include the issuance of warrants equal to 20 percent of the underlying shares, or 135,135 warrants. Since the value of the shares and warrants issued on October 21, 2005 was approximately $750,000, there is no impact on the statement of operations for this transaction.

Series A Preferred Stock

On November 7, 2003, the Company completed a private placement of 1,000,000 shares of its newly-designated Series A Convertible Preferred Stock at a price of $10 per share, resulting in gross proceeds to the Company of $10,000,000 (net proceeds $9,046,176). Each share of Series A Convertible Preferred Stock was convertible at the holder’s election into shares of the company’s common stock at a conversion price of $1.10 per share. The conversion price of the Series A Convertible Preferred Stock was less than the market value of the Company’s common stock on November 7, 2003. Accordingly in the year ended December 31, 2003, the Company recorded a separate charge to deficit accumulated during development stage for the beneficial conversion feature associated with the convertible preferred stock of $418,182. The Series A Convertible Preferred Stock has a payment-in-kind dividend of 5 percent.

Maxim Group, LLC of New York, together with Paramount Capital, Inc., a related party, acted as the placement agents in connection with the private placement.

(6)	Stock Options

2003 Stock Option Plan

In December 2003, the Company established the 2003 Stock Option Plan (the “2003 Plan”), which provided for the granting of up to 5,400,000 options to officers, directors, employees and consultants for the purchase of stock. In August 2005, the Company increased the number of shares of common stock reserved for issuance under the 2003 Plan by 2,000,000 shares. At December 31, 2005 and 2004, respectively, 7,400,000 and 5,400,000 shares were authorized for issuance. The options have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally 3 years) and are issued at an exercise price equal to the fair market value of the shares at the date of grant. The 2003 Plan expires on December 10, 2013 or when all options have been granted, whichever is sooner.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
December 31, 2005 and 2004

1995 Stock Option Plan

In July 1995, the Company established the 1995 Stock Option Plan (the “1995 Plan”), which provided for the granting of up to 130,000 options to officers, directors, employees and consultants for the purchase of stock. In July 1996, the 1995 Plan was amended to increase the total number of shares authorized for issuance by 60,000 shares to a total of 190,000 shares and beginning with the 1997 calendar year, by an amount equal to one percent (1%) of the shares of common stock outstanding on December 31 of the immediately preceding calendar year. At December 31, 2005 and 2004, 0 and 522,381 shares were authorized for issuance, respectively. The options have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally 4 years) and are issued at an exercise price equal to the fair market value of the shares at the date of grant. The 1995 Plan expired on June 30, 2005 and no further options are available for issuance under this plan.

A summary of the status of the Company’s stock options as of December 31, 2005 and 2004 and changes during the years then ended is presented below:

	2005		2004
	Shares	Weighted average exercise price	Shares	Weighted average exercise price

Oustanding at beginning of year	2,822,140	$1.17	1,392,690	$1.68

Granted	3,641,180	1.45	1,672,000	1.44
Exercised	(32,400)	1.00	(27,600)	1.09
Cancelled	(102,166)	1.31	(214,950)	6.57
Outstanding at end of year	6,328,754	$1.33	2,822,140	$1.17

Options exercisable at year-end	3,472,745		1,282,292

Weighted-average
fair value of
options granted
during the year	$0.89		$0.91

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
December 31, 2005 and 2004

Included in the options granted during 2005 are 350,000 shares issued to consultants which are subject to variable accounting pursuant to EITF 96-18. As a result, the Company recorded expense for the increase in the fair value of those options of $66,971 for the year ended December 31, 2005.

The following table summarizes the information about stock options outstanding at December 31, 2005:

		Remaining	Number of
Exercise	Number	contractual	options
price	outstanding	life (years)	exercisable

$0.400	876,090	7.16	876,090
0.430	400	7.15	400
0.970	490,000	8.75	276,666
1.000	328,614	9.04	105,760
1.000	65,000	6.24	65,000
1.250	12,000	6.08	12,000
1.250	163,750	6.14	153,750
1.500	2,923,900	9.26	974,634
1.500	250,000	4.58	27,778
1.600	100,000	9.46	16,667
1.650	1,099,000	8.08	944,000
4.375	10,000	5.14	10,000
20.938	10,000	4.28	10,000
	6,328,754		3,472,745

(7)	Stock Warrants

As of December 31, 2005, the Company had a total of 6,512,405 warrants outstanding. The exercise prices of these warrants ranges from $0.70 to $26.65. These warrants expire between 2006 and 2010.

(8)	Related-Party Transactions

Oleoylestrone Developments, SL

Pursuant to the terms of a license agreement dated February 15, 2002 by and between Manhattan Research Development, Inc., the Company’s wholly owned subsidiary and OED, the Company has an exclusive, worldwide license to U.S. and foreign patents and patent applications relating to certain technologies. Although the Company is not obligated to pay royalties to OED, the license agreement requires the Company to make certain performance-based milestone payments. See Note 10. OED currently owns approximately 7 percent of the Company’s outstanding common stock. Additionally, Mr. Pons, a member of the Company’s board of directors, is chief executive officer of OED.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
December 31, 2005 and 2004

In addition to the license agreement, the Company entered into a consulting agreement with OED. The agreement became effective in February 2002, at a fee of $6,250 per month, and will terminate when the license agreement terminates. The fees associated with the consulting agreement are expensed as incurred. OED agreed to serve as a member of the Company’s Scientific Advisory Board and to render consultative and advisory services to the Company. Such services include research, development and clinical testing of the Company’s technology as well as the reporting of the findings of such tests, assistance in the filing of patent applications and oversight and direction of efforts in regards to personnel for clinical development.

Total milestone payments under the license agreement of $250,000, $0 and $425,000 and consulting fees of $75,000, $75,000 and $287,500 are included in the accompanying consolidated statements of operations for the years ended December 31, 2005 and 2004 and for the cumulative period from August 6, 2001 to December 31, 2005.

NovaDel Pharma Inc.

As discussed in Note 10, pursuant to the terms of a license agreement dated April 4, 2003 by and between the Company and NovaDel Pharma Inc. (“NovaDel”), the Company has the rights to develop NovaDel’s proprietary lingual spray technology to deliver propofol for preprocedural sedation. The license agreement with NovaDel requires the Company to make certain license and milestone payments, as well as pay royalties. During 2003, the Company paid aggregate license fees of $500,000 to NovaDel under the license agreement. In 2004 and 2005, there were no similar payments made to NovaDel. Lindsay A. Rosenwald, who beneficially owns more than 10 percent of the Company’s common stock, also beneficially owns in excess of 20 percent of the common stock of NovaDel and may therefore be deemed to be an affiliate of that company.

Paramount BioCapital, Inc.

Two members of the Company’s board of directors, Timothy McInerney and Michael Weiser, are also employees of Paramount BioCapital, Inc. or one of its affiliates. In addition, two former members of the Company’s board of directors, Joshua Kazam and David Tanen, were employed by Paramount BioCapital through August 2004 and were directors of the Company until September 2005. The sole shareholder of Paramount BioCapital, Inc. (“Paramount BioCapital”) is Lindsay A. Rosenwald, M.D. Dr. Rosenwald beneficially owns more than 5 percent of the Company’s common stock as of December 31, 2005. In November 2003, the Company paid to Paramount BioCapital approximately $460,000 as commissions earned in consideration for placement agent services rendered in connection with the private placement of the Company’s Series A Convertible Preferred Stock, which amount represented 7 percent of the value of the shares sold by Paramount BioCapital in the offering. In addition, in January 2004, the Company paid approximately $260,000 as commissions earned in consideration for placement agent services rendered by Paramount BioCapital in connection with a private placement of the Company’s common stock, which amount represented 7 percent of the value of the shares sold by Paramount BioCapital in the private placement. In connection with both private placements and as a result of their employment with Paramount BioCapital, Mr. Kazam, Mr. McInerney and Dr. Weiser were allocated 5-year placement agent warrants to purchase 60,174, 58,642 and 103,655 shares of the Company’s common stock, respectively, at a price of $1.10 per share.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
December 31, 2005 and 2004

Paramount BioCapital also served as the Company’s placement agent in connection with the August 2005 private placement. As placement agent, the Company paid to Paramount BioCapital total cash commissions of $839,816 relating to the August 26, 2005 closing, of which $121,625 was paid to certain selected dealers engaged by Paramount in connection with the private placement and issued five-year warrants to purchase an aggregate of 540,449 shares of common stock exercisable at a price of $1.44 per share, of which Paramount received warrants to purchase 462,184 common shares. In connection with the August 30 closing, the Company paid cash commissions to Paramount of $88,550 and issued an additional five-year warrant to purchase 55,000 common shares exercisable at a price of $1.49 per share.

(9)	Income Taxes

There was no current or deferred tax expense for the years ended December 31, 2005 and 2004 because of the Company’s operating losses.

The components of deferred tax assets as of December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Tax loss carryforwards	$14,860,000	$11,884,000
Research and development credit	1,174,000	941,000
In-process research and development charge	4,850,000
Other	(5,000)	11,000

Gross deferred tax assets	20,879,000	12,836,000
Less valuation allowance	(20,879,000)	(12,836,000)
Net deferred tax assets	$—	$—

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
December 31, 2005 and 2004

The reasons for the difference between actual income tax benefit for the years ended December 31, 2005 and 2004 and the amount computed by applying the statutory federal income tax rate to losses before income tax benefit are as follows:

	2005		2004
		% of		% of
		pretax		pretax
	Amount	loss	Amount	loss
Federal income tax
benefit at statutory
rate	$(6,508,000)	(34.0%)	$(2,005,000)	(34.0%)
State income taxes,
net of federal
tax	(1,302,000)	(6.8%)	(401,000)	(6.8%)
Research and
development credits	(233,000)	(1.2%)	(175,000)	(3.0%)
Change in valuation
allowance	8,043,000	42.0%	2,433,000	41.3%
Other, net	—		148,000	2.5%
	—	—%	—	—%

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net change in the total valuation allowance for the years ended December 31, 2005 and 2004 was an increase of $8,043,000 and $2,433,000, respectively. The tax benefit assumed using the federal statutory tax rate of 34% has been reduced to an actual benefit of zero due principally to the aforementioned valuation allowance.

At December 31, 2005, the Company had unused federal and state net operating loss carryforwards of approximately $38,151,000 and $27,780,000, respectively. The net operating loss carryforwards expire in various amounts through 2025 for federal and state income tax purposes. The Tax Reform Act of 1986 contains provisions which limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests. Accordingly, a substantial portion of the Company’s net operating loss carryforwards above will be subject to annual limitations (currently approximately $100,000) in reducing any future year’s taxable income. At December 31, 2005, the Company also had research and development credit carryforwards of approximately $1,174,000 for federal income tax purposes which expire in various amounts through 2025.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
December 31, 2005 and 2004

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

In addition to the License Agreement, the Company entered into a consulting agreement with OED. The agreement became effective in February 2002, at a fee of $6,250 per month, and will terminate when the License Agreement terminates. The fees associated with the consulting agreement are expensed as incurred. OED agreed to serve as a member of the Company’s Scientific Advisory Board and to render consultative and advisory services to the Company. Such services include research, development and clinical testing of the Company’s technology as well as the reporting of the findings of such tests, assistance in the filing of patent applications and oversight and direction of efforts in regards to personnel for clinical development.

Under the License Agreement, the Company agreed to pay to OED certain licensing fees which are being expensed as they are incurred. The Company paid $175,000 in up front licensing fees which is included in 2002 research and development expense. In addition, pursuant to the License Agreement, the Company issued 1,000,000 shares of its common stock to OED. The Company valued these shares at their then estimated fair value of $1,000.

In connection with the License Agreement, the Company has agreed to milestone payments to OED as follows:

(i) $250,000 upon the treatment of the first patient in a Phase I clinical trial under a Company-sponsored investigational new drug application ("IND"); (ii) $250,000 upon the treatment of the first patient in a Phase II clinical trial under a Company-sponsored IND; (iii) $750,000 upon the first successful completion of a Company-sponsored Phase II clinical trial under a Company-sponsored IND; (iv) $2,000,000 upon the first successful completion of a Company-sponsored Phase III clinical trial under a Company sponsored IND; and (v) $6,000,000 upon the first final approval of the first new drug application for the first licensed product by the United States Food and Drug Administration (“FDA”). Through December 31, 2005, the Company paid $425,000 in licensing fees.

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

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
December 31, 2005 and 2004

In April 2003, the Company entered into a license and development agreement with NovaDel Pharma, Inc. (“NovaDel”), under which the Company received certain worldwide, exclusive rights to develop and commercialize products related to NovaDel’s proprietary lingual spray technology for delivering propofol for pre-procedural sedation. Under the terms of this agreement, the Company agreed to use its commercially reasonable efforts to develop and commercialize the licensed products, to obtain necessary regulatory approvals and to thereafter exploit the licensed products. The agreement also provides that NovaDel will undertake to perform, at the Company’s expense, a substantial portion of the development activities, including, without limitation, preparation and filing of various applications with applicable regulatory authorities. Holders of a significant portion of the Company’s common stock own a significant portion of the common stock of NovaDel. (See Note 8.)

In consideration for the Company’s rights under the NovaDel license agreement, the Company paid NovaDel an initial license fee of $500,000 upon the completion of a $10 million private placement of Series A Convertible Preferred Stock in November 2003. In addition, the license agreement requires the Company to make certain milestone payments as follows: $1,000,000 payable following the date that the first NDA for lingual spray propofol is accepted for review by the FDA; $1,000,000 following the date that the first European Marketing Application is accepted for review by any European Union country; $2,000,000 following the date when the first filed NDA for lingual spray propofol is approved by the FDA; $2,000,000 following the date when the first filed European Marketing Application for lingual spray propofol is accepted for review; $1,000,000 following the date on which an application for commercial approval of lingual spray propofol is approved by the appropriate regulatory authority in each of Australia, Canada, Japan and South Africa; and $50,000 following the date on which an application for commercial approval for lingual spray propofol is approved in any other country (other than the U.S, a member of the European Union, Australia, Canada, Japan or South Africa).

In addition, the Company is obligated to pay to NovaDel an annual royalty based on a fixed rate of net sales of licensed products, or if greater, the annual royalty is based on the Company’s net profits from the sale of licensed products at a rate that is twice the net sales rate. In the event the Company sublicenses the licensed product to a third party, the Company is obligated to pay royalties based on a fixed rate of fees or royalties received from the sublicensee until such time as the Company recovers its out-of-pocket costs, and thereafter the royalty rate doubles. Because of the continuing development efforts required of NovaDel under the agreement, the royalty rates are substantially higher than customary for the industry. The Company is also required to pay an up-front fee in installments contingent on whether the Company receives certain amounts through financings, revenues or otherwise. Through December 31, 2005, the Company has paid and expensed $500,000 of such up-front fee.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
December 31, 2005 and 2004

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

On April 1, 2005, as part of the acquisition of Tarpan Therapeutics, Inc., the Company acquired a Sublicense Agreement with IGI, Inc. (the “IGI Agreement”) dated April 14, 2004. Under the IGI Agreement the Company received the exclusive, world-wide, royalty bearing sublicense to develop and commercialize the licensed technology (see Note 1). Under the terms of the IGI Agreement, the Company is responsible for the cost of the preclinical and clinical development of the project, including research and development, manufacturing, laboratory and clinical testing and trials and marketing of licensed products for which the company will be responsible.

In consideration for the Company’s rights under the IGI Agreement, a payment of $300,000 was made upon execution of the agreement, prior to the Company’s acquisition of Tarpan. In addition the IGI Agreement requires the Company to make certain milestone payments as follows: $300,000 payable upon the commencement of a Phase II clinical trial; $500,000 upon the commencement of a Phase III clinical trial; $1,500,000 upon the acceptance of an NDA application by the FDA; $2,400,000 upon the approval of an NDA by the FDA; $500,000 upon the commencement of a Phase III clinical trial for an indication other than psoriasis; $1,500,000 upon the acceptance of and NDA application for an indication other than psoriasis by the FDA; and $2,400,000 upon the approval of an NDA for an indication other than psoriasis by the FDA.

In addition, the Company is obligated to pay IGI, Inc. an annual royalty of 6% annual net sales on annual net sales up to $200,000,000. In any calendar year in which net sales exceed $200,000,000, the Company is obligated to pay IGI, Inc. an annual royalty of 9% annual net sales. Through December 31, 2005, the Company has not paid any such milestones or royalties.

IGI, Inc. may terminate the agreement (i) upon 60 days’ notice if the Company fails to make any required milestone or royalty payments, or (ii) if the Company becomes bankrupt or if a petition in bankruptcy is filed, or if the Company is placed in the hands of a receiver or trustee for the benefit of creditors. IGI, Inc. may terminate the agreement upon 60 days’ written notice and an opportunity to cure in the event the Company commits a material breach or default. Eighteen months from the date of the IGI Agreement, the Company may terminate the agreement in whole or as to any portion of the PTH patent rights upon 90 days’ notice to IGI, Inc.

(11)	Commitments and Contingencies

Legal Proceedings

The Company is currently not party to any claims or lawsuits.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
December 31, 2005 and 2004

Employment Agreement

The Company has employment agreements with three employees for the payment of aggregate base salary of $775,000 as well as performance based bonuses. Two of these agreements have terms ranging from two to three years and have a remaining obligation of $825,000 as of December 31, 2005. The third agreement effective February 1, 2006 has a term of three years and a remaining obligation of $875,000.

Leases

Rent expense for the years ended December 31, 2005 and 2004 was $120,209 and $112,176, respectively.

Future minimum rental payments subsequent to December 31, 2005 under an operating lease for the Company’s office facility are as follows:

Years Ending December 31,	Commitment
2006	$141,600
2007	$141,600
2008	$100,000

(12)	Subsequent Events

Effective as of February 1, 2006, the Company appointed Alan G. Harris, MD, PhD as its Chief Medical Officer. Prior to joining Manhattan Pharmaceuticals, Dr. Harris served as Head of the Worldwide Medical Endocrine Care group at Pfizer, Inc. and Vice President, Global Healthcare Research & Outcomes at Schering-Plough Corporation.

The Company and Dr. Harris entered into an Employment Agreement dated January 26, 2006 (the "Agreement") whereby Dr. Harris will serve as the Company's Chief Medical Officer for a period of three years commencing on February 1, 2006 and will receive in exchange for his services: (i) an annual base salary of $275,000; (ii) a guaranteed cash bonus of $50,000; (iii) an annual milestone bonus on each anniversary of the Agreement during the term of the Agreement in an amount up to 30% of Dr. Harris' base salary, at the discretion of the Chief Executive Officer and the Board; and (iv) an option to purchase 300,000 shares of the Company's common stock at an exercise price equal to the last closing sale price of the Company's common stock on February 1, 2006, such options to vest in equal amounts over three years and be exercisable for a 10-year term. In the event Dr. Harris' employment is terminated upon a change of control of the Company and the fair market value of the Company's common stock, as determined in the good faith discretion of the Board of Directors of the Company, is less than $40,000,000 on the date of the change of control, Dr. Harris shall continue to receive his base salary and benefits for a period of three months from the date of termination. In the event such termination is for a reason other than for cause or pursuant to a change of control of the Company, Dr. Harris shall be entitled to receive his base salary for a period of six months from the date of termination.

Index to Exhibits Filed with this Report

Exhibit No.	Description

23.1	Consent of J.H. Cohn LLP.
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.