Form 10QSB
period 2006-03-31
MANHATTAN PHARMACEUTICALS INC
filed 2006-05-15
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 4th, 2006 there were 60,120,038 shares of the issuer’s common stock, $.001 par value, outstanding.

Traditional Small Business Disclosure Format (check one): Yes ☐ No ☒

Forward-Looking Statements

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “may,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. These statements are therefore subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Such risks and uncertainties relate to, among other factors:

•    the development of our drug candidates;
•    the regulatory approval of our drug candidates;
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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Balance Sheets

	March 31,	December 31,
Assets	2006	2005
	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$8,532,374	$9,826,336
Short-term investments, available for sale, at market	509,310	1,007,818
Prepaid expenses	62,489	194,776
Total current assets	9,104,173	11,028,930

Property and equipment, net	100,524	106,877
Other assets	70,506	70,506
Total assets	$9,275,203	$11,206,313

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,991,037	$1,617,489
Accrued expenses	255,909	48,328
Total liabilities	2,246,946	1,665,817

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value. Authorized 150,000,000 shares;
60,092,697 shares issued and outstanding	60,093	60,093
Additional paid-in capital	43,052,858	42,751,111
Deficit accumulated during the development stage	(36,086,683)	(33,271,695)
Accumulated other comprehensive income	1,989	987
Total stockholders’ equity	7,028,257	9,540,496
Total liabilities and stockholders' equity	$9,275,203	$11,206,313

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Operations
(Unaudited)

			Cumulative
			period from
			August 6, 2001
			(inception) to
	Three months ended March 31,		March 31,
	2006	2005	2006

Revenue	$—	$—	$—

Costs and expenses:
Research and development	2,023,319	964,040	13,803,830
General and administrative	890,865	493,243	7,307,476
In-process research and development charge	—	—	11,887,807
Impairment of intangible assets	—	—	1,248,230
Loss on disposition of intangible assets	—	—	1,213,878
Total operating expenses	2,914,184	1,457,283	35,461,221
Operating loss	(2,914,184)	(1,457,283)	(35,461,221)

Other (income) expense:
Interest and other income	(98,706)	(31,204)	(500,551)
Interest expense	—	—	23,893
Realized gain on sale of marketable equity securities	(490)	—	(77,524)
Total other income	(99,196)	(31,204)	(554,182)
Net loss	(2,814,988)	(1,426,079)	(34,907,039)

Preferred stock dividends (including imputed amounts)	—	(127,466)	(1,179,644)
Net loss applicable to common shares	$(2,814,988)	$(1,553,545)	$(36,086,683)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.05)

Weighted average shares of common stock outstanding:
Basic and diluted	60,092,697	28,665,144

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity (Deficiency)
(Unaudited)

								Dividends
	Series A						Deficit accumulated	payable in	Accumulated		Total stock–
	convertible				Additional		during	Series A	other	Unearned	holders'
	preferred stock		Common stock		paid-in	Subscription	development	preferred	comprehensive	consulting	equity
	Shares	Amount	Shares	Amount	capital	receivable	stage	shares	income/(loss)	services	(deficiency)

Stock issued at $0.0004 per share for
subscription receivable	—	$—	10,167,741	$10,168	$(6,168)	$(4,000)	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	(56,796)	—	—	—	(56,796)
Balance at December 31, 2001	—	—	10,167,741	10,168	(6,168)	(4,000)	(56,796)	—	—	—	(56,796)

Proceeds from subscription receivable	—	—	—	—	—	4,000	—	—	—	—	4,000
Stock issued at $0.0004 per share for
license rights	—	—	2,541,935	2,542	(1,542)	—	—	—	—	—	1,000
Stock options issued for consulting services	—	—	—	—	60,589	—	—	—	—	(60,589)	—
Amortization of unearned consulting services	—	—	—	—	—	—	—	—	—	22,721	22,721
Sales of common stock at $0.63 per share through private
placement, net of
expenses	—	—	3,043,332	3,043	1,701,275	—	—	—	—	—	1,704,318
Net loss	—	—	—	—		—	(1,037,320)	—	—	—	(1,037,320)
Balance at December 31, 2002	—	—	15,753,008	15,753	1,754,154	—	(1,094,116)	—	—	(37,868)	637,923

Common stock issued at $0.63 per share, net of expenses	—	—	1,321,806	1,322	742,369	—	—	—	—	—	743,691
Effect of reverse acquisition	—	—	6,287,582	6,287	2,329,954	—	—	—	—	—	2,336,241
Amortization of unearned consulting costs	—	—	—	—	—	—	—	—	—	37,868	37,868
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(7,760)	—	(7,760)
Payment for fractional shares for stock combination	—	—	—	—	(300)	—	—	—	—	—	(300)
Preferred stock issued at $10 per share, net of expenses	1,000,000	1,000	—	—	9,045,176	—	—	—	—	—	9,046,176
Imputed preferred stock dividend					418,182	—	(418,182)	—			—
Net loss	—	—	—	—	—	—	(5,960,907)	—	—	—	(5,960,907)
Balance at December 31, 2003	1,000,000	1,000	23,362,396	23,362	14,289,535	—	(7,473,205)	—	(7,760)	—	6,832,932

Exercise of stock options	—	—	27,600	27	30,073	—	—	—	—	—	30,100
Common stock issued through private placement at $1.10
per share, net of expenses	—	—	3,368,952	3,369	3,358,349	—	—	—	—	—	3,361,718
Conversion of preferred stock to common stock	(170,528)	(171)	1,550,239	1,551	(1,380)	—	—	—	—	—	—
Preferred stock dividends paid by issuance of shares	24,901	25	—	—	281,073	—	—	(282,388)	—	—	(1,290)
Preferred stock dividend accrued	—	—	—	—	—	—	(585,799)	585,799	—	—	—
Warrants issued for consulting services	—	—	—	—	125,558	—	—	—	—	(120,968)	4,590
Amortization of unearned consulting costs	—	—	—	—	—	—	—	—	—	100,800	100,800
Reversal of unrealized loss on short-term investments
and unrealized gain on short-term investments	—	—	—	—	—	—	—	—	20,997	—	20,997
Net loss	—	—	—	—	—	—	(5,896,031)	—	—	—	(5,896,031)
Balance at December 31, 2004	854,373	854	28,309,187	28,309	18,083,208	—	(13,955,035)	303,411	13,237	(20,168)	4,453,816

Common stock issued through private placement at $1.11 and $1.15 per share,
net of expenses	—	—	11,917,680	11,918	12,238,291	—	—	—	—	—	12,250,209
Common stock issued to vendor at $1.11 per share in satisfaction
of accounts payable	—	—	675,675	676	749,324	—	—	—	—	—	750,000
Exercise of stock options	—	—	32,400	33	32,367	—	—	—	—	—	32,400
Exercise of warrants	—	—	279,845	279	68,212	—	—	—	—	—	68,491
Conversion of preferred stock to common stock	(896,154)	(896)	8,146,858	8,147	(7,251)	—	—	—	—	—	—
Preferred stock dividends paid by issuance of shares	41,781	42	—	—	477,736	—	—	(479,074)	—	—	(1,296)
Preferred stock dividend accrued	—	—	—	—	—	—	(175,663)	175,663	—	—	—
Stock-based compensation	—	—	—	—	66,971	—	—	—	—	20,168	87,139
Reversal of unrealized gain on short-term investments	—	—	—	—	—	—	—	—	(12,250)	—	(12,250)
Stock issued in connection with acquisition of Tarpan Therapeutics, Inc.	—	—	10,731,052	10,731	11,042,253	—	—	—	—	—	11,052,984
Net loss	—	—	—	—	—	—	(19,140,997)	—	—	—	(19,140,997)
Balance at December 31, 2005	—	—	60,092,697	60,093	42,751,111	—	(33,271,695)	—	987	—	9,540,496

Stock-based compensation	—	—	—	—	311,913	—	—	—	—	—	311,913
Unrealized gain on short-term investments	—	—	—	—	—	—	—	—	1,002	—	1,002
Costs associated with private placement	—	—	—	—	(10,166)	—	—	—	—	—	(10,166)
Net loss	—	—	—	—	—	—	(2,814,988)	—	—	—	(2,814,988)
Balance at March 31, 2006	—	$—	60,092,697	$60,093	$43,052,858	$—	$(36,086,683)	$—	$1,989	$—	$7,028,257

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			period from
			August 6, 2001
			(inception) to
	Three months ended March 31,		March 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(2,814,988)	$(1,426,079)	$(34,907,039)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for license rights	—	—	1,000
Stock-based compensation	311,913	20,168	560,441
Warrants issued for consulting services	—	—	4,590
Amortization of intangible assets	—	—	145,162
Gain on sale of marketable equity securities	(490)	—	(77,524)
Depreciation	14,852	12,743	102,146
Non cash portion of in-process research and development charge	—	—	11,721,623
Loss on impairment of intangible assets	—	—	1,248,230
Loss on disposition of intangible assets	—	—	1,213,878
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in prepaid expenses and other current assets	132,287	39,786	(4,244)
Increase in other assets	—	—	(70,506)
Increase (decrease) in accounts payable	373,548	(31,508)	2,391,251
Increase (decrease) in accrued expenses	207,581	106,387	(284,412)
Net cash used in operating activities	(1,775,297)	(1,278,503)	(17,955,404)
Cash flows from investing activities:
Purchase of property and equipment	(8,499)	(20,081)	(192,948)
Cash paid in connection with acquisitions	—	(128,233)	(32,808)
Purchase of short-term investments	—	—	(5,000,979)
Proceeds from sale of short-term investments	500,000	997,067	4,931,088
Proceeds from sale of license	—	—	200,001
Cash acquired in acquisition	—	—	6,777
Net cash provided by (used in) investing activities	491,501	848,753	(88,869)
Cash flows from financing activities:
Proceeds from issuances of notes payable to stockholders	—	—	233,500
Repayments of notes payable to stockholders	—	—	(884,902)
Proceeds from issuance of note payable to bank	—	—	600,000
Repayment of note payable to bank	—	—	(600,000)
Proceeds from subscriptions receivable	—	—	4,000
Payment for fractional shares for Preferred stock dividends	—	(446)	(2,286)
(Costs) proceeds related to sale of common stock, net	(10,166)	—	18,049,168
Proceeds from sale of preferred stock, net	—	—	9,046,176
Proceeds from exercise of stock options	—	1,000	62,500
Proceeds from exercise of warrants	—	68,491	68,491
Net cash (used in) provided by financing activities	(10,166)	69,045	26,576,647

Net (decrease) increase in cash and cash equivalents	(1,293,962)	(360,705)	8,532,374

Cash and cash equivalents at beginning of period	9,826,336	905,656	—
Cash and cash equivalents at end of period	$8,532,374	$544,951	$8,532,374
Supplemental disclosure of cash flow information:

Interest paid	$—	$—	$23,893

Supplemental disclosure of noncash investing and financing activities:

Common stock issued in satisfaction of accounts payable	$—	$—	$750,000
Imputed preferred stock dividend	—	—	418,182
Preferred stock dividends accrued	—	127,466	761,462
Conversion of preferred stock to common stock	—	154	1,067
Preferred stock dividends paid by issuance of shares	—	246,436	759,134
Issuance of common stock for acquisitions	—	—	13,389,226
Marketable equity securities received in connection with
sale of license	—	—	359,907
Net liabilities assumed over assets acquired in business combination	—	—	(675,416)

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2006

(1)	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Manhattan Pharmaceuticals, Inc. and its subsidiaries (“Manhattan” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2006 or for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-KSB for such year. The condensed consolidated balance sheet as of December 31, 2005 has been derived from the audited consolidated financial statements included in the Form 10-KSB for that year.

(2)	LIQUIDITY

The Company realized a net loss of $2,814,988 and negative cash flows from operating activities of $1,775,297 for the three months ended March 31, 2006. The net loss from date of inception, August 6, 2001 to March 31, 2006 amounts to $34,907,039.

Management believes that the Company will continue to incur net losses through at least March 31, 2007 and for the foreseeable future. Based on the resources of the Company available at March 31, 2006, management believes that the Company will need additional equity or debt financing or will need to generate revenues during 2006 through licensing of its products or entering into strategic alliances to be able to sustain its operations beyond 2006 and that it will need additional financing thereafter until it can achieve profitability, if ever.

The Company’s continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances and its ability to realize the full potential of its technology in development. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long-term.

(3)	COMPUTATION OF NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options and stock warrants would have an antidilutive effect because the Company incurred a net loss during each period presented. The amount of potentially dilutive securities excluded from the calculation was 13,149,909 and 13,575,304 as of March 31, 2006 and 2005, respectively.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2006

(4)	STOCK-BASED COMPENSATION

The Company has stockholder-approved stock incentive plans for employees, directors, officers and consultants. Prior to January 1, 2006, the Company accounted for the employee, director and officer plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 123, “Accounting for Stock-Based Compensation.”

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” (“Statement 123(R)”) for employee options using the modified prospective transition method. Statement 123(R) revised Statement 123 to eliminate the option to use the intrinsic value method and required the Company to expense the fair value of all employee options over the vesting period. Under the modified prospective transition method, the Company recognized compensation cost for the three months ended March 31, 2006 which includes 1) period compensation cost related to share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and 2) period compensation cost related to share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective method, the Company has not restated prior period results.

Total share-based compensation expense for the three months ended March 31, 2006 amounted to $311,913, including $23,971 related to options granted to consultants, accounted for under EITF No. 96-18 “Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and $287,942 related to options granted to employees and directors, accounted for under Statement 123(R).

For the three months ended March 31, 2006, the Company recognized share-based employee compensation cost of $287,942 in accordance with Statement 123(R), which was recorded as general and administrative expenses. $273,791 of this expense resulted from the grants of stock options to employees and directors of the Company from February 2002 to December 2005. The Company recognized compensation expense related to these stock options on a straight-line basis over the vesting period. The balance of $14,151 related to the granting of stock options to employees and officers on or after January 1, 2006. The Company did not capitalize any share-based compensation cost.

As a result of adopting Statement 123(R), net loss for the three months ended March 31, 2006 was $287,942 greater than if the Company had continued to account for share-based compensation under APB 25. The effect of adopting Statement 123(R) on basic and diluted earnings per share for the three months ended March 31, 2006 was less than $0.01 per share.

The net loss for the three months ended March 31, 2005 does not include any compensation charges related to options granted to employees. The following table illustrates the pro forma effect on net loss and loss per share assuming the Company had applied the fair value recognition provisions of SFAS No. 123 instead of the intrinsic value method under APB No. 25 to stock-based employee compensation for the three months ended March 31, 2005.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2006

Three months ended
March 31,
2005
Net loss applicable to common shares, as reported	$(1,553,545)
Deduct: Total stock-based employee
compensation expense determined
under fair value method	(114,935)
Net loss applicable to common shares, pro forma	$(1,668,480)
Net loss per common share – basic and diluted
As reported	$(0.05)
Pro forma	(0.06)

As noted above, the Company has shareholder-approved stock incentive plans for employees under which it has granted non-qualified and incentive stock options. Options granted under these plans must be at a price per share not less than the fair market value per share of common stock on the date the option is granted. The options generally vest over a three year period and expire ten years from the date of grant. Certain option and share awards provide for accelerated vesting upon a change in control of the Company, as defined.

Stock Options

2003 Stock Option Plan

In December 2003, the Company established the 2003 Stock Option Plan (the “2003 Plan”), which provided for the granting of up to 5,400,000 options to officers, directors, employees and consultants for the purchase of stock. In August 2005, the Company increased the number of shares of common stock reserved for issuance under the 2003 Plan by 2,000,000 shares. At March 31, 2006, 7,400,000 shares were authorized for issuance. The options have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally 3 years) and are issued at an exercise price equal to the fair market value of the shares at the date of grant. The 2003 Plan expires on December 10, 2013 or when all options have been granted, whichever is sooner.

1995 Stock Option Plan

In July 1995, the Company established the 1995 Stock Option Plan (the “1995 Plan”), which provided for the granting of up to 130,000 options to officers, directors, employees and consultants for the purchase of stock. In July 1996, the 1995 Plan was amended to increase the total number of shares authorized for issuance by 60,000 shares to a total of 190,000 shares and beginning with the 1997 calendar year, by an amount equal to one percent (1%) of the shares of common stock outstanding on December 31 of the immediately preceding calendar year. At March 31, 2006, there were no shares were authorized for issuance. The options have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally 4 years) and are issued at an exercise price equal to the fair market value of the shares at the date of grant. The 1995 Plan expired on June 30, 2005 and no further options are available for issuance under this plan.

On January 26, 2006, the Company granted employees options to purchase an aggregate of 174,500 shares of common stock under the Company’s 2003 Stock Option Plan (the “2003 Plan”) at an exercise price of $1.35 per share. The shares subject to these options vest in three equal annual installments starting one year from the grant date and continuing each anniversary thereafter, provided the optionee continues employment. On February 1, 2006, the Company granted its Chief Medical Officer, Alan Harris an option to purchase 300,000 shares of common stock under the 2003 Plan also at an exercise price of $1.35 per share. The shares subject to this option vest in three equal annual installments starting one year from the grant date and continuing each anniversary thereafter, provided the optionee continues employment.

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes model. The Company based expected volatility on historical volatility and expectations of future volatility. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company estimated the expected term of stock options using historical exercise and employee forfeiture experience.

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges in 2006 and the pro forma charges in 2005:

	Three Months Ended March 31,
	2006	2005
Expected volatility	55%	70%
Dividend yield	—	—
Expected term (in years)	4	5
Risk-free interest rate	4.25%	3.4%

A summary of the status of the Company’s stock options as of March 31, 2006 and changes during the three months then ended is presented below:

Outstanding at	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
December 31, 2005	6,328,754	$1.33
Granted	474,500	1.35
Exercised	-	-
Cancelled	(120,750)	1.20
Outstanding at
March 31, 2006	6,682,504	$1.34	8.39	$1,241,972
Options exercisable at
March 31, 2006	3,722,728	$1.26	7.85	$1,117,173
Weighted-average
fair value of
options granted
during the quarter	$0.63

As of March 31, 2006, the total compensation cost related to non-vested option awards not yet recognized is $2,395,675. The weighted average period over which it is expected to be recognized is approximately 1.56 years.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2006

(5)	ACQUISITION OF TARPAN THERAPEUTICS, INC.

On April 1, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tarpan Therapeutics, Inc., a Delaware corporation (“Tarpan”), and Tarpan Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“TAC”). The Merger Agreement provided that TAC would merge with and into Tarpan, with Tarpan remaining as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”). The Merger was completed April 1, 2005 and accounted for as a purchase. Accordingly, the results of operations for the three months ended March 31, 2005 do not include the results of Tarpan.

The following unaudited pro forma financial information presents the condensed consolidated results of operations of the Company and Tarpan, as if the acquisition had occurred on January 1, 2005 instead of April 1, 2005, after giving effect to certain adjustments, including the issuance of the Company’s common stock as part of the purchase price. The unaudited pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during these periods.

Three months ended
March 31,
2005
Net loss	$(1,553,340)

Weighted average number of common shares outstanding	39,396,196
Loss per common share - basic and fully diluted	$(0.04)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our results of operations and financial condition in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2005 (the “Annual Report”) and our financial statements as of and for the three months ended March 31, 2006 included elsewhere in this report.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MARCH 31, 2006 VS 2005

During each of the quarters ended March 31, 2006 and 2005, we had no revenues, and are considered a development stage company. We do not expect to have revenues relating to our technologies prior to March 31, 2007.

For the quarter ended March 31, 2006 research and development expense was $2,023,319 as compared to $964,040 for the quarter ended March 31, 2005. The increase of $1,059,279 is due primarily to an acceleration of pre-clinical and clinical development of our Oleoyl-estrone drug and the pre-clinical and clinical development of our PTH (1-34) product candidate. As we enter Phase IIa clinical trials in Oleoyl-estrone and PTH (1-34), we expect research and development to continue to increase through 2006.

For the three months ended March 31, 2006, general and administrative expense was $890,865 as compared to $493,243 for the three months ended March 31, 2005. The increase of $397,622 is due primarily to increases in payroll and stock-based compensation expenses associated with the adoption of Statement 123(R), of $123,000 and $288,000, respectively, partially offset by a reduction in consulting fees of approximately $89,000. Additionally, we had increases in legal and accounting fees and all other expenses of approximately $48,000, $25,000 and $3,000 respectively.

For the quarter ended March 31, 2006, interest and other income including realized gain on the sale of marketable equity securities was $99,196 as compared to $31,204 for the quarter ended March 31, 2005. The increase of $67,992 is a result of higher average balances in cash and short-term investments earning higher yields.

Net loss for the three months ended March 31, 2006, was $2,814,988 as compared to $1,426,079 for the three months ended March 31, 2005. This increase in net loss is attributable to increases in research and development expenses of $1,059,279 and general and administrative expenses of $397,622, partially offset by an increase in interest and other income of $67,992.

Preferred stock dividends were $0 and $127,466 for the three months ended March 31, 2006 and 2005, respectively, which had no impact on loss per share for such periods.

LIQUIDITY AND CAPITAL RESOURCES

From inception to March 31, 2006, we incurred a deficit during the development stage of $36,086,683 primarily as a result of our net losses, and we expect to continue to incur additional losses through at least March 31, 2007 and for the foreseeable future. These losses have been incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations since inception primarily through equity financing and our licensing and sale of residual royalty rights of CT-3 to Indevus. During the three months ended March 31, 2006, we had a net decrease in cash and cash equivalents of $1,293,962. This decrease resulted largely from net cash used in operating activities of $1,775,297 partially offset by net cash provided by investing activities of $491,501. Total liquid resources including short term investments as of March 31, 2006 were $9,041,684 compared to $10,834,154 at December 31, 2005.

Our current liabilities as of March 31, 2006 were $2,246,946 compared to $1,665,817 at December 31, 2005, an increase of $581,129. The increase was primarily due to an increase in expenditures associated with our Phase I clinical trial for our Oleoyl-estrone product candidate and commencement of Phase II clinical trial for our PTH (1-34) product candidate. As of March 31, 2006, we had working capital of $6,857,227 compared to $9,363,113 at December 31, 2005.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through March 31, 2006, a significant portion of our financing has been through private placements of common and preferred stock and warrants to purchase common stock. Unless our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Management believes that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future. Based on the resources available to us at March 31, 2006, management believes that we will need additional equity or debt financing or will need to generate revenues through licensing our products or entering into strategic alliances during 2006 to be able to sustain our operations beyond 2006 and we will need additional financing thereafter until we can achieve profitability, if ever.

RESEARCH AND DEVELOPMENT PROJECTS

Oleoyl-estrone

In January 2005, the FDA accepted our filed investigational new drug application, or “IND” for the human clinical testing of Oleoyl-estrone. We completed Phase Ia and Phase Ib clinical trials in May 2005 and July 2005, respectively, and released data on both trials in October 2005. Both trials were completed in Basel, Switzerland after obtaining formal approval from the Swiss medical authority, Swissmedic, however only the Phase Ia trial was conducted pursuant to the IND accepted by the FDA. The objective of both dose escalation studies was to determine the safety and tolerability of defined doses of orally administered Oleoyl-estrone in obese adult volunteers as well as the pharmacokinetic profile (i.e. the manner in which the drug is absorbed, distributed, metabolized and excreted by the body) of Oleoyl-estrone in both men and women.

The Phase Ia study involved 36 obese volunteers. Twelve of the 36 patients received placebo and 24 received a single dose in one of six strengths ranging from 1 mg to 150 mg. Oleoyl-estrone was shown to be safe with no serious adverse events noted in this study.

The Phase Ib study was a repeat dose study involving 24 obese volunteers in four cohorts of 6 patients each who received either placebo or Oleoyl-estrone in doses ranging from 10 mg to 150 mg once daily for seven consecutive days. The results indicated that Oleoyl-estrone was generally well-tolerated at all doses and no serious adverse events were reported. There were also no clinically significant changes in the physical exams, vital signs, ECGs, coagulation and liver function tests. The study demonstrated evidence of greater weight loss among the treated groups compared with the placebo group as well as evidence of reduction in desire to eat, hunger levels, fasting glucose and LDL cholesterol. Important clinical laboratories findings included reversible, dose-dependent elevations in estrone and estradiol levels, as well as reductions in testosterone levels. We recently received Swiss regulatory approval from Swissmedic, the Swiss Medical Authority, to commence our Phase IIa study with Oleoyl-estrone.

To date, we have incurred $9,201,400 of project costs related to our development of oleoyl-estrone, including milestone payments triggered under our license agreement for oleoyl-estrone, of which $1,211,584 was incurred in the first three months of 2006. Currently, we anticipate that we will need to expend approximately an additional $3,800,000 in development costs in fiscal 2006. Since oleoyl-estrone is regarded by the FDA as a new entity, it is not realistic to predict the size and the design of future studies at this time.

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

PTH (1-34)

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

Due to the high response rate seen in patients in the initial trial with PTH (1-34) we believe that it may have an important clinical advantage over current topical psoriasis treatments. A follow on physician IND Phase IIa trial involving PTH (1-34) was initiated in December 2005 under the auspices of Boston University. Dosing of topical PTH (1-34) in the Investigator IND-conducted Phase IIa study has been delayed due to issues identified with the current formulation and the difficulty of conducting a psoriasis study in the summer. Ideally, psoriasis trials are conducted in the fall and winter due to the natural improvement of the disease during the summer months. We are working with formulation experts to assist in addressing the issues and anticipate a one- to two-quarter formulation effort. We believe these formulation activities may lead to additional intellectual property surrounding the product.

To date, we have incurred $1,767,433 of project costs related to our development of PTH (1-34), which has been incurred since April 1, 2005, the date of the Tarpan Therapeutics, Inc. acquisition, of which $797,926 was incurred in the first three months of 2006. Currently, we anticipate that we will need to expend approximately an additional $2,800,000 in development costs in fiscal 2006. As with the development of our other product candidates, we believe we currently have sufficient capital to fund our development activities of PTH (1-34) during 2006. Since PTH (1-34) is already available in the injectable form, we should be able to utilize much of the data that is publicly available in planning our future studies. However, since PTH (1-34) will be used topically, bridging studies will need to be performed and we are not able to realistically predict the size and the design of those studies at this time.

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

To date, we have incurred $2,834,996 of project costs related to our development of propofol lingual spray, of which $13,810 was incurred in the first three months of 2006. Currently, we anticipate that we will need to expend approximately an additional $100,000 in development costs in fiscal 2006 and at least an aggregate of approximately $3,000,000 to $5,000,000 until we receive FDA approval for propofol, should we opt to continue development until then, including anticipated 2006 costs. As with our development of oleoyl-estrone, we believe we currently have sufficient capital to fund our development activities of propofol lingual spray during 2006. Since our business does not generate any cash flow, however, we will need to raise additional capital to continue development of the product beyond 2006. We expect to raise such additional capital through debt financings or by selling shares of our capital stock. To the extent additional capital is not available when we need it, we may be forced to sublicense our rights to propofol lingual spray or abandon our development efforts altogether, either of which would have a material adverse effect on the prospects of our business.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3.	Controls and Procedures

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of that date are effective to ensure that information required to be disclosed in the reports we file under the Securities and Exchange Act is recorded, processed, summarized and reported on an accurate and timely basis. During the first quarter of 2006, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting subsequent to the date of such evaluation.

PART II - OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description
10.1	Employment Agreement dated January 26, 2006 between the Company and Alan G. Harris
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANHATTAN PHARMACEUTICALS, INC.

Date: May 15, 2006	By:	/s/ Douglas Abel

Douglas Abel President and Chief Executive Officer

Date: May 15, 2006	By:	/s/ Nicholas J. Rossettos

Nicholas J. Rossettos Chief Financial Officer and Chief Operating Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description
10.1	Employment Agreement dated January 26, 2006 between the Company and Alan G. Harris
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.