Form 10QSB/A
period 2006-03-31
MANHATTAN PHARMACEUTICALS INC
filed 2006-08-14
CIK 1001316

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

Explanatory Note:

This Amendment No. 1 to Quarterly Report on Form 10-QSB (the “Form 10-QSB/A”) of Manhattan Pharmaceuticals, Inc. (the “Company,” “we,” “us” or “our) amends the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 (the “Form 10-QSB”), which was originally filed with the Securities and Exchange Commission (“SEC”) on May 15, 2006. We are filing this Form 10-QSB/A to restate our financial statements for the quarter ended March 31, 2006 to increase our prepaid expenses and reduce our research and development expenses by $416,798 and to disclose a material commitment of $2,151,840 entered into in March 2006 for the conduct of a Phase IIa study of our obesity product, Oleoyl-estrone. The increase in our prepaid expenses and reduction in our research and development expenses of $416,798 related to a correction of our recording the initial invoice of $430,368 relative to this commitment. In our Form 10-QSB we recorded as expense the entire invoice amount of $430,368. The invoice should have been recorded as $13,570 of research and development expense and an increase of $416,798 in our prepaid expenses.

This Form 10-QSB/A is being filed solely to amend and restate Items 1, 2 and 3 of Part I, and Item 6 of Part II, of the original Form 10-QSB.

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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements
MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Balance Sheets

	March 31,	December 31,
Assets	2006	2005
	(Unaudited, as restated)	(Note 1)
Current assets:
Cash and cash equivalents	$8,532,374	$9,826,336
Short-term investments, available for sale, at market	509,310	1,007,818
Prepaid expenses	479,287	194,776
Total current assets	9,520,971	11,028,930

Property and equipment, net	100,524	106,877
Other assets	70,506	70,506
Total assets	$9,692,001	$11,206,313

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,991,037	$1,617,489
Accrued expenses	255,909	48,328
Total liabilities	2,246,946	1,665,817

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value. Authorized 150,000,000 shares;
60,092,697 shares issued and outstanding	60,093	60,093
Additional paid-in capital	43,052,858	42,751,111
Deficit accumulated during the development stage	(35,669,885)	(33,271,695)
Accumulated other comprehensive income	1,989	987
Total stockholders’ equity	7,445,055	9,540,496
Total liabilities and stockholders' equity	$9,692,001	$11,206,313

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Operations
(Unaudited)

			Cumulative
			period from
			August 6, 2001
			(inception) to
	Three months ended March 31,		March 31,
	2006	2005	2006
	(As restated)		(As restated)

Revenue	$—	$—	$—

Costs and expenses:
Research and development	1,606,521	964,040	13,387,032
General and administrative	890,865	493,243	7,307,476
In-process research and development charge	—	—	11,887,807
Impairment of intangible assets	—	—	1,248,230
Loss on disposition of intangible assets	—	—	1,213,878
Total operating expenses	2,497,386	1,457,283	35,044,423

Operating loss	(2,497,386)	(1,457,283)	(35,044,423)

Other (income) expense:
Interest and other income	(98,706)	(31,204)	(500,551)
Interest expense	—	—	23,893
Realized gain on sale of marketable equity securities	(490)	—	(77,524)
Total other income	(99,196)	(31,204)	(554,182)

Net loss	(2,398,190)	(1,426,079)	(34,490,241)

Preferred stock dividends (including imputed amounts)	—	(127,466)	(1,179,644)

Net loss applicable to common shares	$(2,398,190)	$(1,553,545)	$(35,669,885)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.05)

Weighted average shares of common stock outstanding:
Basic and diluted	60,092,697	28,665,144

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity (Deficiency)
(Unaudited, as restated)

								Dividends
							Deficit	payable			Total
	Series A						accumulated	in	Accumulated		stock-
	convertible				Additional		during	Series A	other	Unearned	holders'
	preferred stock		Common stock		paid-in	Subscription	development	preferred	comprehensive	consulting	equity
	Shares	Amount	Shares	Amount	capital	receivable	stage	shares	income(loss)	services	(deficiency)

Stock issued at $0.0004 per share for
subscription receivable	—	$—	10,167,741	$10,168	$(6,168)	$(4,000)	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	(56,796)	—	—	—	(56,796)
Balance at December 31, 2001	—	—	10,167,741	10,168	(6,168)	(4,000)	(56,796)	—	—	—	(56,796)

Proceeds from subscription receivable	—	—	—	—	—	4,000	—	—	—	—	4,000
Stock issued at $0.0004 per share for
license rights	—	—	2,541,935	2,542	(1,542)	—	—	—	—	—	1,000
Stock options issued for consulting services	—	—	—	—	60,589	—	—	—	—	(60,589)	—
Amortization of unearned consulting services	—	—	—	—	—	—	—	—	—	22,721	22,721
Sales of common stock at $0.63 per share through private placement,
net of expenses	—	—	3,043,332	3,043	1,701,275	—	—	—	—	—	1,704,318
Net loss	—	—	—	—		—	(1,037,320)	—	—	—	(1,037,320)
Balance at December 31, 2002	—	—	15,753,008	15,753	1,754,154	—	(1,094,116)	—	—	(37,868)	637,923

Common stock issued at $0.63 per share, net of expenses	—	—	1,321,806	1,322	742,369	—	—	—	—	—	743,691
Effect of reverse acquisition	—	—	6,287,582	6,287	2,329,954	—	—	—	—	—	2,336,241
Amortization of unearned consulting costs	—	—	—	—	—	—	—	—	—	37,868	37,868
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(7,760)	—	(7,760)
Payment for fractional shares for stock combination	—	—	—	—	(300)	—	—	—	—	—	(300)
Preferred stock issued at $10 per share, net of expenses	1,000,000	1,000	—	—	9,045,176	—	—	—	—	—	9,046,176
Imputed preferred stock dividend					418,182	—	(418,182)	—			—
Net loss	—	—	—	—	—	—	(5,960,907)	—	—	—	(5,960,907)
Balance at December 31, 2003	1,000,000	1,000	23,362,396	23,362	14,289,535	—	(7,473,205)	—	(7,760)	—	6,832,932

Exercise of stock options	—	—	27,600	27	30,073	—	—	—	—	—	30,100
Common stock issued through private placement at $1.10
per share, net of expenses	—	—	3,368,952	3,369	3,358,349	—	—	—	—	—	3,361,718
Conversion of preferred stock to common stock	(170,528)	(171)	1,550,239	1,551	(1,380)	—	—	—	—	—	—
Preferred stock dividends paid by issuance of shares	24,901	25	—	—	281,073	—	—	(282,388)	—	—	(1,290)
Preferred stock dividend accrued	—	—	—	—	—	—	(585,799)	585,799	—	—	—
Warrants issued for consulting services	—	—	—	—	125,558	—	—	—	—	(120,968)	4,590
Amortization of unearned consulting costs	—	—	—	—	—	—	—	—	—	100,800	100,800
Reversal of unrealized loss on short-term investments and
unrealized gain on short-term investments	—	—	—	—	—	—	—	—	20,997	—	20,997
Net loss	—	—	—	—	—	—	(5,896,031)	—	—	—	(5,896,031)
Balance at December 31, 2004	854,373	854	28,309,187	28,309	18,083,208	—	(13,955,035)	303,411	13,237	(20,168)	4,453,816

Common stock issued through private placement at $1.11 and
$1.15 per share, net of expenses	—	—	11,917,680	11,918	12,238,291	—	—	—	—	—	12,250,209
Common stock issued to vendor at $1.11 per share in satisfaction of
accounts payable	—	—	675,675	676	749,324	—	—	—	—	—	750,000
Exercise of stock options	—	—	32,400	33	32,367	—	—	—	—	—	32,400
Exercise of warrants	—	—	279,845	279	68,212	—	—	—	—	—	68,491
Conversion of preferred stock to common stock	(896,154)	(896)	8,146,858	8,147	(7,251)	—	—	—	—	—	—
Preferred stock dividends paid by issuance of shares	41,781	42	—	—	477,736	—	—	(479,074)	—	—	(1,296)
Preferred stock dividend accrued	—	—	—	—	—	—	(175,663)	175,663	—	—	—
Share-based compensation	—	—	—	—	66,971	—	—	—	—	20,168	87,139
Reversal of unrealized gain on short- term investments	—	—	—	—	—	—	—	—	(12,250)	—	(12,250)
Stock issued in connection with acquisition of Tarpan Therapeutics, Inc.	—	—	10,731,052	10,731	11,042,253	—	—	—	—	—	11,052,984
Net loss	—	—	—	—	—	—	(19,140,997)	—	—	—	(19,140,997)
Balance at December 31, 2005	—	—	60,092,697	60,093	42,751,111	—	(33,271,695)	—	987	—	9,540,496

Share-based compensation	—	—	—	—	311,913	—	—	—	—	—	311,913
Unrealized gain on short-term investments	—	—	—	—	—	—	—	—	1,002	—	1,002
Costs associated with private placement	—	—	—	—	(10,166)	—	—	—	—	—	(10,166)
Net loss	—	—	—	—	—	—	(2,398,190)	—	—	—	(2,398,190)

Balance at March 31, 2006	—	$—	60,092,697	$60,093	$43,052,858	$—	$(35,669,885)	$—	$1,989	$—	$7,445,055

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,		Cumulative period from August 6, 2001(inception) to March 31,
	2006	2005	2006
	(As restated)		(As restated)
Cash flows from operating activities:
Net loss	$(2,398,190)	$(1,426,079)	$(34,490,241)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for license rights	—	—	1,000
Stock-based compensation	311,913	20,168	560,441
Warrants issued for consulting services	—	—	4,590
Amortization of intangible assets	—	—	145,162
Gain on sale of marketable equity securities	(490)	—	(77,524)
Depreciation	14,852	12,743	102,146
Non cash portion of in-process research and development charge	—	—	11,721,623
Loss on impairment of intangible assets	—	—	1,248,230
Loss on disposition of intangible assets	—	—	1,213,878
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in prepaid expenses and other current assets	(284,511)	39,786	(421,042)
Increase in other assets	—	—	(70,506)
Increase (decrease) in accounts payable	373,548	(31,508)	2,391,251
Increase (decrease) in accrued expenses	207,581	106,387	(284,412)
Net cash used in operating activities	(1,775,297)	(1,278,503)	(17,955,404)
Cash flows from investing activities:
Purchase of property and equipment	(8,499)	(20,081)	(192,948)
Cash paid in connection with acquisitions	—	(128,233)	(32,808)
Purchase of short-term investments	—	—	(5,000,979)
Proceeds from sale of short-term investments	500,000	997,067	4,931,088
Proceeds from sale of license	—	—	200,001
Cash acquired in acquisition	—	—	6,777
Net cash provided by (used in) investing activities	491,501	848,753	(88,869)
Cash flows from financing activities:
Proceeds from issuances of notes payable to stockholders	—	—	233,500
Repayments of notes payable to stockholders	—	—	(884,902)
Proceeds from issuance of note payable to bank	—	—	600,000
Repayment of note payable to bank	—	—	(600,000)
Proceeds from subscriptions receivable	—	—	4,000
Payment for fractional shares for Preferred stock dividends	—	(446)	(2,286)
(Costs) proceeds related to sale of common stock, net	(10,166)	—	18,049,168
Proceeds from sale of preferred stock, net	—	—	9,046,176
Proceeds from exercise of stock options	—	1,000	62,500
Proceeds from exercise of warrants	—	68,491	68,491
Net cash (used in) provided by financing activities	(10,166)	69,045	26,576,647

Net (decrease) increase in cash and cash equivalents	(1,293,962)	(360,705)	8,532,374

Cash and cash equivalents at beginning of period	9,826,336	905,656	—
Cash and cash equivalents at end of period	$8,532,374	$544,951	$8,532,374

Supplemental disclosure of cash flow information:

Interest paid	$—	$—	$23,893

Supplemental disclosure of noncash investing and financing activities:

Common stock issued in satisfaction of accounts payable	$—	$—	$750,000
Imputed preferred stock dividend	—	—	418,182
Preferred stock dividends accrued	—	127,466	761,462
Conversion of preferred stock to common stock	—	154	1,067
Preferred stock dividends paid by issuance of shares	—	246,436	759,134
Issuance of common stock for acquisitions	—	—	13,389,226
Marketable equity securities received in connection with
sale of license	—	—	359,907
Net liabilities assumed over assets acquired in business combination	—	—	(675,416)

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

(2) LIQUIDITY

The Company realized a net loss of $2,398,190 and negative cash flows from operating activities of $1,775,297 for the three months ended March 31, 2006. The net loss from date of inception, August 6, 2001 to March 31, 2006 amounts to $34,490,241.

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
Net loss per common share - basic and diluted
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

1995 Stock Option Plan

In July 1995, the Company established the 1995 Stock Option Plan (the “1995 Plan”), which provided for the granting of up to 130,000 options to officers, directors, employees and consultants for the purchase of stock. In July 1996, the 1995 Plan was amended to increase the total number of shares authorized for issuance by 60,000 shares to a total of 190,000 shares and beginning with the 1997 calendar year, by an amount equal to one percent (1%) of the shares of common stock outstanding on December 31 of the immediately preceding calendar year. At March 31, 2006, there were no shares authorized for issuance. The options have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally 4 years) and are issued at an exercise price equal to the fair market value of the shares at the date of grant. The 1995 Plan expired on June 30, 2005 and no further options are available for issuance under this plan.

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
Outstanding at
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

(6) COMMITMENTS

On March 27, 2006, the Company entered into an agreement with Swiss Pharma Contract Ltd. (“Swiss Pharma”) to perform a Phase IIa study on the Company’s Oleoyl-estrone product. The terms of the contract call for the Company to pay Swiss Pharma a total of $2,151,840. The payment terms are: 20%, or $430,368, on contract signing, 20% after the first patient has received the initial dose, 20% after half the patients have received the initial dose, 20% after all the patients have completed dosing, 10%, or $215,184, on receipt of statistical analyses and 10% on acceptance by the Company of the Phase IIa study.

As of March 31, 2006, the Company had incurred a liability to Swiss Pharma of 20%, $430,368, and recognized $13,570 of research and development expense for the Phase IIa study. The remainder, $416,798, is included in prepaid expenses.

These financial statements amend and restate the Company’s financial statements included in its Form 10-QSB for the quarterly period ended March 31, 2006 originally filed on May 14, 2006. These financial statements have been restated, to increase prepaid expenses and reduce research and development expenses by $416,798 and to disclose a material commitment of $2,151,840 entered into in March 2006 for the conduct of a Phase IIa study of our obesity product, Oleoyl-estrone. The increase in prepaid expenses and reduction in research and development expenses of $416,798 related to a correction in recording the initial invoice of $430,368 relative to this commitment. In the Form 10-QSB for the three months ended March 31, 2006 originally filed, the Company recorded as expense the entire invoice amount of $430,368. The invoice should have been recorded as $13,570 of research and development expense and an increase of $416,798 in prepaid expenses.

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

For the quarter ended March 31, 2006 research and development expense was $1,606,521 as compared to $964,040 for the quarter ended March 31, 2005. The increase of $642,481 is due primarily to an acceleration of pre-clinical and clinical development of our Oleoyl-estrone drug and the pre-clinical and clinical development of our PTH (1-34) product candidate. As we enter Phase IIa clinical trials in Oleoyl-estrone and PTH (1-34), we expect research and development expense to continue to increase through 2006.

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

Net loss for the three months ended March 31, 2006, was $2,398,190 as compared to $1,426,079 for the three months ended March 31, 2005. This increase of $972,111 in net loss is attributable to increases in research and development expenses of $642,481 and general and administrative expenses of $397,622, partially offset by an increase in interest and other income of $67,992.

Preferred stock dividends were $0 and $127,466 for the three months ended March 31, 2006 and 2005, respectively, which had no impact on loss per share for such periods.

LIQUIDITY AND CAPITAL RESOURCES

From inception to March 31, 2006, we incurred a deficit during the development stage of $35,669,885 primarily as a result of our net losses, and we expect to continue to incur additional losses through at least March 31, 2007 and for the foreseeable future. These losses have been incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

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

In March 2006, we entered into an agreement with Swiss Pharma Contract Ltd., or Swiss Pharma, to perform a Phase IIa clinical study of 100 patients on our Oleoyl-estrone product. The agreement requires us to pay $2,151,840 to Swiss Pharma for conducting the study. The payment schedule is 20%, or $430,368, upon signing the agreement, which occurred in late March 2006, 20% at the start of the clinical study, which occurred in late June 2006, 20% after half the subjects had been enrolled, which we expect to occur in the second half of 2006, 20% after completion of the clinical study, which we expect to occur in 2007, and the final 20% on delivery of the statistical analyses by Swiss Pharma and acceptance of the study by us, which we also expect to occur in 2007.

Expenses will be recognized on an activity basis; therefore, expense recognition will differ from the payment schedule. Approximately $14,000 of expense was recognized in the three months ended March 31, 2006. Because of the difference in timing of payments to be made under the contract and the recognition of expense at March 31, 2006, we recognized a prepaid expense of approximately $417,000.

We are filing this Form 10-QSB/A to restate our financial statements for the three months ended March 31, 2006, to increase our prepaid expenses and reduce our research and development expenses by $416,798 and to disclose a material commitment of $2,151,840 entered into in March 2006 for the conduct of a Phase IIa study of our obesity product, Oleoyl-estrone. The increase in our prepaid expenses and reduction in our research and development expenses of $416,798 related to a correction of our recording the initial invoice of $430,368 relative to this commitment. In our Form 10-QSB for the three months ended March 31, 2006, we recorded as expense the entire invoice amount of $430,368. The invoice should have been recorded as $13,570 of research and development expense and an increase of $416,798 in our prepaid expenses.

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

The Phase Ib study was a repeat dose study involving 24 obese volunteers in four cohorts of 6 patients each who received either placebo or Oleoyl-estrone in doses ranging from 10 mg to 150 mg once daily for seven consecutive days. The results indicated that Oleoyl-estrone was generally well-tolerated at all doses and no serious adverse events were reported. There were also no clinically significant changes in the physical exams, vital signs, ECGs, coagulation and liver function tests. The study demonstrated evidence of greater weight loss among the treated groups compared with the placebo group as well as evidence of reduction in desire to eat, hunger levels, fasting glucose and LDL cholesterol. Important clinical laboratories findings included reversible, dose-dependent elevations in estrone and estradiol levels, as well as reductions in testosterone levels. We recently received Swiss regulatory approval from Swissmedic, the Swiss Medical Authority to commence our Phase IIa study with Oleoyl-estrone.

To date, we have incurred $8,784,602 of project costs related to our development of oleoyl-estrone, including milestone payments triggered under our license agreement for oleoyl-estrone, of which $794,786 was incurred in the first three months of 2006. Currently, we anticipate that we will need to expend approximately an additional $3,800,000 in development costs in fiscal 2006. Since oleoyl-estrone is regarded by the FDA as a new entity, it is not realistic to predict the size and the design of future studies at this time.

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

Item 3.  Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act of 1934, as amended) as of March 31, 2006, the end of the period covered by this report. Based on that re-evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective. As further discussed below, the Company’s management identified that a deficiency existed as of March 31, 2006 in the controls associated with the Company’s reporting of prepaid and research and development expenses, and the disclosure of a material commitment. In accordance with Auditing Standard No. 2 and consistent with PCAOB Release No. 2005-023 issued in November 2005, in determining whether a control deficiency existed at March 31, 2006, judgment must be applied to identify the cause of the misstatement, rather than merely attributing it to the period(s) affected. In this case, an error originated with respect to the Company’s recognition of a material commitment entered into during the first quarter ended March 31, 2006. Accordingly, the Company’s management deems such control deficiency to be a material weakness in its controls and procedures. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud, even as the same are improved to address any deficiencies. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

During the first quarter of 2006, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting subsequent to the date of such evaluation.

Restatement and Remediation of Internal Control Weaknesses

On July 10, 2006, the Company hired a Chief Financial Officer, with substantial Sarbanes-Oxley compliance experience.  With the hiring of its Chief Financial Officer, the Company has been developing a detailed plan to address compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  In July 2006, the Company initiated and since then has made progress on several projects focused on assessing potential risks, better understanding and documenting its processes, and implementing certain preventative or detective controls to address key risks. These are important first steps toward designing and implementing an effective compliance plan.  As a non-accelerated filer with a calendar year end of December 31, the Company must first begin to comply with the requirements of Section 404 for the fiscal year ending December 31, 2007.

As part of its risk assessment, the Company undertook an extensive review of its controls associated with its research and development contract accounting process. The Company identified an error in the recording of a research and development contract during the quarter ended March 31, 2006. For this period, the Company’s research and development expense was overstated and prepaid expenses were understated by $416,798, and a related material commitment in excess of $2 million was not disclosed.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
10.1	Employment Agreement dated January 26, 2006 between the Company and Alan G. Harris (previously filed).
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANHATTAN PHARMACEUTICALS, INC.

Date: August 14, 2006	By:	/s/ Douglas Abel

Douglas Abel President and Chief Executive Officer

Date: August 14, 2006	By:	/s/ Michael G. McGuinness

Michael G. McGuinness Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description
10.1	Employment Agreement dated January 26, 2006 between the Company and Alan G. Harris (previously filed).
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.