Form 10QSB
period 2006-06-30
MANHATTAN PHARMACEUTICALS INC
filed 2006-08-14
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(212) 582-3950
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐No ☒

As of August 8, 2006 there were 60,120,038 shares of the issuer’s common stock, $.001 par value, outstanding.

Traditional Small Business Disclosure Format (check one): Yes ☐No ☒

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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements
MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
Assets	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$6,045,287	$9,826,336
Short-term investments, available for sale, at market	506,326	1,007,818
Prepaid expenses	975,639	194,776
Total current assets	7,527,252	11,028,930

Property and equipment, net	90,225	106,877
Other assets	70,506	70,506
Total assets	$7,687,983	$11,206,313

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,962,732	$1,617,489
Accrued expenses	252,106	48,328
Total liabilities	2,214,838	1,665,817

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value. Authorized 150,000,000 shares;
60,120,038 and 60,092,697 shares issued and outstanding
at June 30, 2006 and December 31, 2005, respectively	60,120	60,093
Additional paid-in capital	43,354,956	42,751,111
Deficit accumulated during the development stage	(37,940,936)	(33,271,695)
Accumulated other comprehensive income (loss)	(995)	987
Total stockholders’ equity	5,473,145	9,540,496

Total liabilities and stockholders' equity	$7,687,983	$11,206,313

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Operations
(Unaudited)

					Cumulative
					period from
					August 6, 2001
					(inception) to
	Three Months ended June 30,		Six Months ended June 30,		June 30,
	2006	2005	2006	2005	2006

Revenue	$—	$—	$—	$—	$—

Costs and expenses:
Research and development	1,453,811	957,235	3,060,334	1,921,275	14,840,845
General and administrative	903,483	553,160	1,794,348	1,046,403	8,210,959
In-process research and development charge	—	11,887,807	—	11,887,807	11,887,807
Impairment of intangible assets	—	—	—	—	1,248,230
Loss on disposition of intangible assets	—	—	—	—	1,213,878
Total operating expenses	2,357,294	13,398,202	4,854,682	14,855,485	37,401,719

Operating loss	(2,357,294)	(13,398,202)	(4,854,682)	(14,855,485)	(37,401,719)

Other (income) expense:
Interest and other income	(86,483)	(37,142)	(185,189)	(68,346)	(587,034)
Interest expense	238	—	238	—	24,131
Realized gain on sale of marketable equity securities	—	—	(490)	—	(77,524)
Total other income	(86,245)	(37,142)	(185,441)	(68,346)	(640,427)
Net loss	(2,271,049)	(13,361,060)	(4,669,241)	(14,787,139)	(36,761,292)

Preferred stock dividends (including imputed amounts)	—	(123,935)	—	(251,401)	(1,179,644)
Net loss applicable to common shares	$(2,271,049)	$(13,484,995)	$(4,669,241)	$(15,038,540)	$(37,940,936)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.33)	$(0.08)	$(0.43)

Weighted average shares of common stock outstanding:
Basic and diluted	60,116,174	40,595,204	60,104,500	34,663,130

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity (Deficiency)
(Unaudited)

							Deficit	Dividends			Total
	Series A						accumulated	payable in	Accumulated		stock–
	convertible				Additional		during	Series A	other	Unearned	holders'
	preferred stock		Common stock		paid-in	Subscription	development	preferred	comprehensive	consulting	equity
	Shares	Amount	Shares	Amount	capital	receivable	stage	shares	income (loss)	services	(deficiency)

Stock issued at $0.0004 per share for
subscription receivable	—	$—	10,167,741	$10,168	$(6,168)	$(4,000)	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	(56,796)	—	—	—	(56,796)
Balance at December 31, 2001	—	—	10,167,741	10,168	(6,168)	(4,000)	(56,796)	—	—	—	(56,796)

Proceeds from subscription receivable	—	—	—	—	—	4,000	—	—	—	—	4,000
Stock issued at $0.0004 per share for
license rights	—	—	2,541,935	2,542	(1,542)	—	—	—	—	—	1,000
Stock options issued for consulting services	—	—	—	—	60,589	—	—	—	—	(60,589)	—
Amortization of unearned consulting services	—	—	—	—	—	—	—	—	—	22,721	22,721
Sales of common stock at $0.63 per
share through private placement,
net of expenses	—	—	3,043,332	3,043	1,701,275	—	—	—	—	—	1,704,318
Net loss	—	—	—	—		—	(1,037,320)	—	—	—	(1,037,320)
Balance at December 31, 2002	—	—	15,753,008	15,753	1,754,154	—	(1,094,116)	—	—	(37,868)	637,923

Common stock issued at $0.63 per share, net of expenses	—	—	1,321,806	1,322	742,369	—	—	—	—	—	743,691
Effect of reverse acquisition	—	—	6,287,582	6,287	2,329,954	—	—	—	—	—	2,336,241
Amortization of unearned consulting costs	—	—	—	—	—	—	—	—	—	37,868	37,868
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(7,760)	—	(7,760)
Payment for fractional shares for stock combination	—	—	—	—	(300)	—	—	—	—	—	(300)
Preferred stock issued at $10 per share, net of expenses	1,000,000	1,000	—	—	9,045,176	—	—	—	—	—	9,046,176
Imputed preferred stock dividend	—	—	—	—	418,182	—	(418,182)	—	—	—	—
Net loss	—	—	—	—	—	—	(5,960,907)	—	—	—	(5,960,907)
Balance at December 31, 2003	1,000,000	1,000	23,362,396	23,362	14,289,535	—	(7,473,205)	—	(7,760)	—	6,832,932

Exercise of stock options	—	—	27,600	27	30,073	—	—	—	—	—	30,100
Common stock issued through private placement at $1.10
per share, net of expenses	—	—	3,368,952	3,369	3,358,349	—	—	—	—	—	3,361,718
Conversion of preferred stock to common stock	(170,528)	(171)	1,550,239	1,551	(1,380)	—	—	—	—	—	—
Preferred stock dividends paid by issuance of shares	24,901	25	—	—	281,073	—	—	(282,388)	—	—	(1,290)
Preferred stock dividend accrued	—	—	—	—	—	—	(585,799)	585,799	—	—	—
Warrants issued for consulting services	—	—	—	—	125,558	—	—	—	—	(120,968)	4,590
Amortization of unearned consulting costs	—	—	—	—	—	—	—	—	—	100,800	100,800
Reversal of unrealized loss on short-term investments
and unrealized gain on short-term investments	—	—	—	—	—	—	—	—	20,997	—	20,997
Net loss	—	—	—	—	—	—	(5,896,031)	—	—	—	(5,896,031)
Balance at December 31, 2004	854,373	854	28,309,187	28,309	18,083,208	—	(13,955,035)	303,411	13,237	(20,168)	4,453,816

Common stock issued through private placement at $1.11 and $1.15
per share, net of expenses	—	—	11,917,680	11,918	12,238,291	—	—	—	—	—	12,250,209
Common stock issued to vendor at $1.11 per share in satisfaction of
accounts payable	—	—	675,675	676	749,324	—	—	—	—	—	750,000
Exercise of stock options	—	—	32,400	33	32,367	—	—	—	—	—	32,400
Exercise of warrants	—	—	279,845	279	68,212	—	—	—	—	—	68,491
Conversion of preferred stock to common stock	(896,154)	(896)	8,146,858	8,147	(7,251)	—	—	—	—	—	—
Preferred stock dividends paid by issuance of shares	41,781	42	—	—	477,736	—	—	(479,074)	—	—	(1,296)
Preferred stock dividend accrued	—	—	—	—	—	—	(175,663)	175,663	—	—	—
Share-based compensation	—	—	—	—	66,971	—	—	—	—	20,168	87,139
Reversal of unrealized gain on short-term investments	—	—	—	—	—	—	—	—	(12,250)	—	(12,250)
Stock issued in connection with acquisition of Tarpan Therapeutics, Inc.	—	—	10,731,052	10,731	11,042,253	—	—	—	—	—	11,052,984
Net loss	—	—	—	—	—	—	(19,140,997)	—	—	—	(19,140,997)
Balance at December 31, 2005	—	—	60,092,697	60,093	42,751,111	—	(33,271,695)	—	987	—	9,540,496

Cashless exercise of warrants	—	—	27,341	27	(27)	—	—	—	—	—	—
Share-based compensation	—	—	—	—	619,128	—	—	—	—	—	619,128
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(1,982)	—	(1,982)
Costs associated with private placement	—	—	—	—	(15,256)	—	—	—	—	—	(15,256)
Net loss	—	—	—	—	—	—	(4,669,241)	—	—	—	(4,669,241)
Balance at June 30, 2006	—	$—	60,120,038	$60,120	$43,354,956	$—	$(37,940,936)	$—	$(995)	$—	$5,473,145

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			period from
			August 6, 2001
			(inception) to
	Six months ended June 30,		June 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(4,669,241)	$(14,787,139)	$(36,761,292)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for license rights	—	—	1,000
Stock-based compensation	619,128	28,270	867,656
Warrants issued for consulting services	—	—	4,590
Amortization of intangible assets	—	—	145,162
Gain on sale of marketable equity securities	(490)	—	(77,524)
Depreciation	29,484	27,334	116,778
Non cash portion of in-process research and development charge	—	11,721,623	11,721,623
Loss on impairment of intangible assets	—	—	1,248,230
Loss on disposition of intangible assets	—	—	1,213,878
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in prepaid expenses and other current assets	(780,863)	23,114	(917,394)
Increase in other assets	—	—	(70,506)
Increase in accounts payable	345,243	133,307	2,362,946
Increase (decrease) in accrued expenses	203,778	95,972	(288,215)

Net cash used in operating activities	(4,252,961)	(2,757,519)	(20,433,068)
Cash flows from investing activities:
Purchase of property and equipment	(12,832)	(22,171)	(197,281)
Cash paid in connection with acquisitions	—	—	(32,808)
Purchase of short-term investments	—	—	(5,000,979)
Proceeds from sale of short-term investments	500,000	2,995,126	4,931,088
Proceeds from sale of license	—	—	200,001
Cash acquired in acquisition	—	6,777	6,777
Net cash provided by (used in) investing activities	487,168	2,979,732	(93,202)
Cash flows from financing activities:
Proceeds from issuances of notes payable to stockholders	—	—	233,500
Repayments of notes payable to stockholders	—	(327,010)	(884,902)
Proceeds from issuance of note payable to bank	—	—	600,000
Repayment of note payable to bank	—	—	(600,000)
Proceeds from subscriptions receivable	—	—	4,000
Payment for fractional shares for Preferred stock dividends	—	(1,296)	(2,286)
(Costs) proceeds related to sale of common stock, net	(15,256)	(10,590)	18,044,078
Proceeds from sale of preferred stock, net	—	—	9,046,176
Proceeds from exercise of stock options	—	32,400	62,500
Proceeds from exercise of warrants	—	68,491	68,491
Net cash (used in) provided by financing activities	(15,256)	(238,005)	26,571,557

Net (decrease) increase in cash and cash equivalents	(3,781,049)	(15,792)	6,045,287

Cash and cash equivalents at beginning of period	9,826,336	905,656	—
Cash and cash equivalents at end of period	$6,045,287	$889,864	$6,045,287
Supplemental disclosure of cash flow information:

Interest paid	$238	$—	$24,131

Supplemental disclosure of noncash investing and financing activities:

Common stock issued in satisfaction of accounts payable	$—	$—	$750,000
Imputed preferred stock dividend	—	—	418,182
Preferred stock dividends accrued	—	251,401	761,462
Conversion of preferred stock to common stock	—	164	1,067
Preferred stock dividends paid by issuance of shares	—	477,778	759,134
Issuance of common stock for acquisitions	—	11,052,984	13,389,226
Marketable equity securities received in connection with
sale of license	—	—	359,907
Net liabilities assumed over assets acquired in business combination	—	(675,416)	(675,416)
Cashless Exercise of warrants	27	—	27

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2006
(1) BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Manhattan Pharmaceuticals, Inc. and its subsidiaries (“Manhattan” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2006 or for any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-KSB for such year. The condensed consolidated balance sheet as of December 31, 2005 has been derived from the audited consolidated financial statements included in the Form 10-KSB for that year.

(2) LIQUIDITY

The Company realized a net loss of $4,669,241 and negative cash flows from operating activities of $4,252,961 for the six months ended June 30, 2006. The net loss from date of inception, August 6, 2001 to June 30, 2006 amounts to $36,761,292.

Management believes that the Company will continue to incur net losses through at least June 30, 2007 and for the foreseeable future thereafter. Based on the resources of the Company available at June 30, 2006, management believes that the Company will need additional equity or debt financing or will need to generate revenues during the remainder of 2006 through licensing of its products or entering into strategic alliances to be able to sustain its operations beyond 2006 and that it will need additional financing thereafter until it can achieve profitability, if ever.

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

(3) COMPUTATION OF NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from the assumed exercise of stock options and stock warrants would have an antidilutive effect because the Company incurred a net loss during each period presented. The amount of potentially dilutive securities excluded from the calculation was 13,142,729 and 16,349,537 as of June 30, 2006 and 2005, respectively.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2006

(4) SHARE-BASED COMPENSATION

The Company has stockholder-approved stock incentive plans for employees, directors, officers and consultants. Prior to January 1, 2006, the Company accounted for the employee, director and officer plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 123, “Accounting for Stock-Based Compensation.”

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” (“Statement 123(R)”) for employee options using the modified prospective transition method. Statement 123(R) revised Statement 123 to eliminate the option to use the intrinsic value method and required the Company to expense the fair value of all employee options over the vesting period. Under the modified prospective transition method, the Company recognized compensation cost for the three- and six-month periods ending June 30, 2006 which includes 1) period compensation cost related to share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and 2) period compensation cost related to share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective method, the Company has not restated prior period results.

Options granted to consultants and other non-employees are accounted for in accordance with EITF No. 96-18 "Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".  Accordingly, such options are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is amortized to consulting expense over the related vesting period.  As a result of adjusting consultant and other non-employee options to fair value as of June 30, 2006, net of amortization, the Company recognized a reduction to general and administrative and research and development expenses of $28,450 and $21,842, respectively, for the three-months ended June 30, 2006 and $22,861 and $3,460, respectively, for the six-month period ended June 30, 2006.

For the three- and six-month periods ended June 30, 2006, the Company recognized share-based employee compensation cost of $357,507 and $645,449, respectively, in accordance with Statement 123(R), which was recorded as general and administrative expenses. $335,777 and $609,568, respectively, of this expense resulted from the grants of stock options to employees and directors of the Company from February 2002 to December 2005. The Company recognized compensation expense related to these stock options on a straight-line basis over the vesting period. The balance of $21,730 and $35,881, respectively, related to the granting of stock options to employees and officers on or after January 1, 2006. The Company did not capitalize any share-based compensation cost.

As a result of adopting Statement 123(R), net losses for the three- and six-month periods ended June 30, 2006 were greater than if the Company had continued to account for share-based compensation under APB 25 by $357,507 and $645,449, respectively. The effect of adopting Statement 123(R) on basic and diluted earnings per share for the three- and six-month periods ended June 30, 2006 was $0.01 and $0.01 per share, respectively.

As of June 30, 2006, the total compensation cost related to non-vested option awards not yet recognized is $2,070,343. The weighted average period over which it is expected to be recognized is approximately 1.67 years.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2006

The net loss for the three and six months ended June 30, 2005 does not include any compensation charges related to options granted to employees. The following table illustrates the pro forma effect on net loss and loss per share assuming the Company had applied the fair value recognition provisions of SFAS No. 123 instead of the intrinsic value method under APB 25 to stock-based employee compensation:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005

Net loss applicable to common shares, as reported	$(13,484,995)	$(15,038,540)
Deduct: Total stock-based employee
compensation expense determined
under fair value method	(393,307)	(561,219)
Net loss applicable to common shares, pro forma	$(13,878,302)	$(15,599,759)
Net loss per common share - basic
As reported	$(0.33)	$(0.43)
Pro forma	(0.34)	(0.45)

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

In December 2003, the Company established the 2003 Stock Option Plan (the “2003 Plan”), which provided for the granting of up to 5,400,000 options to officers, directors, employees and consultants for the purchase of stock. In August 2005, the Company increased the number of shares of common stock reserved for issuance under the 2003 Plan by 2,000,000 shares. At June 30, 2006, 7,400,000 shares were authorized for issuance. The options have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally 3 years) and are issued at an exercise price equal to the fair market value of the shares at the date of grant. The 2003 Plan expires on December 10, 2013 or when all options have been granted, whichever is sooner. Under the 2003 Plan, the Company granted employees options to purchase an aggregate of 474,500 shares of common stock at an exercise price of $1.35 and 50,000 shares of common stock at an exercise price of $0.90 in the first and second quarters of 2006, respectively.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2006

In July 1995, the Company established the 1995 Stock Option Plan (the “1995 Plan”), which provided for the granting of up to 130,000 options to officers, directors, employees and consultants for the purchase of stock. In July 1996, the 1995 Plan was amended to increase the total number of shares authorized for issuance by 60,000 shares to a total of 190,000 shares and beginning with the 1997 calendar year, by an amount equal to one percent (1%) of the shares of common stock outstanding on December 31 of the immediately preceding calendar year. The options have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally 4 years) and were issued at an exercise price equal to the fair market value of the shares at the date of grant. The 1995 Plan expired on June 30, 2005 and no further options are available for issuance under this plan.

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes model. The Company based expected volatility on historical volatility. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company estimated the expected term of stock options using historical exercise and employee forfeiture experience.

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges in 2006 and the pro forma charges in 2005:

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Expected volatility	55%	71%	55%	70%

Dividend yield	—	—	—	—

Expected term (in years)	4	5	4	5

Risk-free interest rate	4.875%	3.7%	4.875%	3.7%

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2006

        A summary of the status of the Company’s stock outstanding options as of June 30, 2006 and changes during the six months then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at
December 31, 2005	6,328,754	$1.33

Granted	524,500	1.31
Exercised	-	-
Cancelled	(120,750)	1.20

Outstanding at
June 30, 2006	6,732,504	$1.33	8.15	$350,586

Options exercisable at
June 30, 2006	3,731,061	$1.26	7.63	$350,586

Weighted-average
fair value of options
granted during the
six months ended
June 30, 2006	$0.61

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

The following unaudited pro forma financial information presents the condensed consolidated results of operations of the Company and Tarpan for the six months ended June 30, 2005, as if the acquisition had occurred on January 1, 2005 instead of April 1, 2005, after giving effect to certain adjustments, including the issuance of the Company’s common stock as part of the purchase price. The unaudited pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during these periods.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2006

Six months ended June 30, 2005
Net loss applicable to common shares	$(14,914,400)

Weighted average number of common shares outstanding	40,058,300
Loss per common share - basic and fully diluted	$(0.37)

(6) COMMITMENTS

On March 27, 2006, the Company entered into a research and development agreement with Swiss Pharma Contract Ltd. (“Swiss Pharma”) to perform a Phase IIa clinical study on the Company’s Oleoyl-estrone product. The terms of the contract call for the Company to pay Swiss Pharma a total of $2,151,840. The payment terms are: 20%, or $430,368, upon signing the agreement, 20% after the first patient has received the initial dose, 20% after  half the patients have received the initial dose, 20% after all patients have completed dosing, 10%, or $215,184, on receipt of statistical analyses and 10% on acceptance by the Company of the Phase IIa study.

As of June 30, 2006, the Company had incurred a liability to Swiss Pharma of 40% through the initial dosing of the first patient, or $860,736, and recognized $20,029 of research and development expense for the Phase IIa study. The remainder, $840,707, is included in prepaid expenses.

The services to be provided by Swiss Pharma under this agreement are expected to be provided during the third quarter of 2006 through the second quarter of 2007.

(7) SUBSEQUENT EVENTS

Effective July 10, 2006, the Company appointed Michael G. McGuinness as its Chief Financial Officer and Secretary. The Company and Mr. McGuinness entered into an Employment Agreement dated July 7, 2006, whereby Mr. McGuinness will serve as the Company's Chief Financial Officer for a period of three years commencing on July 10, 2006 and will receive in exchange for his services: (i) an annual base salary of $205,000; (ii) an annual bonus payable in the discretion of the Company’s Board of Directors, of up to 30 percent of the base salary, and (iii) two stock options. The first is an option to purchase 220,000 shares of the Company's common stock at an exercise price of $0.70 per share which is equal to the last closing sale price of the Company's common stock on July 7, 2006. The second is an option to purchase 60,000 shares of the Company’s common stock at an exercise price of $1.35 per share. Both options have a term of 10 years and vest in three annual installments commencing July 10, 2007. To the extent Mr. McGuinness’ employment with the Company is terminated prior to the end of such 10-year term, the options shall remain exercisable for a period of 90 days following such termination.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2006

The employment agreement further provides that in the event the Company terminates Mr. McGuinness’ employment with the Company other than as a result of death, for “cause,” “disability” or upon a “change of control” (as those terms are defined in the agreement), then (1) Mr. McGuinness will continue receiving his base salary and fringe benefits for a period of six months following such termination, provided, that the Company’s obligation to pay such compensation shall be offset by any amounts received by Mr. McGuinness from subsequent employment during such 6-month period, and (2) the vesting of the stock options issued to Mr. McGuinness in accordance with the employment agreement will accelerate and be deemed vested as of the date of termination and will remain exercisable for a period of 90 days following such termination. In the event Mr. McGuinness’ employment is terminated during the term of the employment agreement upon a “change of control” and, if at the time of such termination, the aggregate value of the Company’s outstanding common stock is less than $80 million, then (i) Mr. McGuinness will continue receiving his base salary and fringe benefits for a period of six months following such termination and (ii) the portions of the stock options issued in accordance with the employment agreement that have vested as of the date of such termination or that are scheduled to vest in the calendar year of such termination will be deemed vested and will remain exercisable for a period of 90 days following such termination.

On July 7, 2006, the Company entered into a Separation Agreement with Nicholas J. Rossettos, its former Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary, pursuant to which the parties agreed that Mr. Rossettos’ employment with the Company would end effective as of July 10, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our results of operations and financial condition in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2005 (the “Annual Report”) and our financial statements as of and for the six months ended June 30, 2006 included elsewhere in this report.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JUNE 30, 2006 VS 2005

During each of the quarters ended June 30, 2006 and 2005, we had no revenues, and are considered a development stage company. We do not expect to have revenues relating to our technologies prior to June 30, 2007.

For the quarter ended June 30, 2006 research and development expense was $1,453,811 as compared to $957,235 for the quarter ended June 30, 2005. The increase of $496,576 is due primarily to an acceleration of pre-clinical and clinical development of our Oleoyl-estrone product candidate and the pre-clinical and clinical development of our PTH (1-34) product candidate. Increases in spending are attributable to our Oleoyl-estrone and PTH (1-34) development programs of approximately $220,000 and $343,000, respectively, and are partially offset by a decrease in development expenses incurred in connection with our propofol lingual spray program of approximately $67,000.

For the three months ended June 30, 2006, general and administrative expense was $903,483 as compared to $553,160 for the three months ended June 30, 2005. The increase of $350,323 is due primarily to increases in stock-based employee compensation expenses associated with the adoption of Statement 123(R) of approximately $357,000 and accrued bonuses of approximately $154,000. Additionally we had reductions in payroll expenses, investor services, legal expenses and all other expenses of approximately $100,000, $31,000 and $29,000 and $1,000, respectively.

For the quarter ended June 30, 2006, other income was $86,245 as compared to $37,142 for the quarter ended June 30, 2005. The increase of $49,103 is a result of additional interest income of approximately $49,000 due to higher average balances in cash and short-term investments earning higher yields.

Net loss for the three months ended June 30, 2006, was $2,271,049 as compared to $13,361,060 for the three months ended June 30, 2005. The decrease of $11,090,011 in net loss is attributable primarily to the in-process research and development charge of $11,887,807 taken in the 2005 period related to the acquisition of Tarpan Therapeutics, Inc. Additionally, there were increases in research and development expenses of $496,576 and general and administrative expenses of $350,323, partially offset by an increase in other income of $49,103.

Preferred stock dividends were $0 and $123,935 for the three months ended June 30, 2006 and 2005, respectively, which had no impact on loss per share for such periods.

SIX-MONTH PERIOD ENDED JUNE 30, 2006 VS 2005

During the six months ended June 30, 2006 and 2005, we had no revenues, and are considered a development stage company. We do not expect to have revenues relating to our technologies prior to June 30, 2007.

For the six months ended June 30, 2006 research and development expense was $3,060,334 as compared to $1,921,275 for the six months ended June 30, 2005. The increase of $1,139,059 is due primarily to an acceleration of pre-clinical and clinical development of our Oleoyl-estrone product candidate and the pre-clinical and clinical development of our PTH (1-34) product candidate. Increases in research and development spending are attributable to increases in our Oleoyl-estrone and PTH (1-34) development programs of approximately $134,000 and $1,140,000, respectively are partially offset by a decrease in our propofol lingual spray program of approximately $135,000.

For the six months ended June 30, 2006, general and administrative expense was $1,794,348 as compared to $1,046,403 for the six months ended June 30, 2005. The increase of $747,945 is due primarily to increases in stock-based employee compensation expenses associated with the adoption of Statement 123(R) of approximately $645,000, accrued bonuses of approximately $154,000 and accounting fees of approximately $33,000, partially offset by a reduction in consulting fees of approximately $86,000.

For the six months ended June 30, 2006, other income was $185,441 as compared to $68,346 for the quarter ended June 30, 2005. The increase of $117,095 is primarily the result of additional interest income of approximately $117,000 due to higher average balances in cash and short-term investments earning higher yields.

Net loss for the six months ended June 30, 2006, was $4,669,241 as compared to $14,787,139 for the six months ended June 30, 2005. This decrease in net loss of $10,117,898 is attributable primarily to the in-process research and development charge of $11,887,807 related to the acquisition of Tarpan Therapeutics taken in the 2005 period. Additionally, there were increases in research and development expenses of $1,139,059 and general and administrative expenses of $747,945, partially offset by an increase in other income of $117,095.

Preferred stock dividends of $0 and $251,401 reduced earnings per share for the six months ended June 30, 2006 and 2005 by $0.00 and $0.01, respectively.

LIQUIDITY AND CAPITAL RESOURCES

From inception to June 30, 2006, we incurred a deficit during the development stage of $37,940,936 primarily as a result of our net losses, and we expect to continue to incur additional losses through at least June 30, 2007 and for the foreseeable future thereafter. These losses have been incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations since inception primarily through equity financing and our licensing and sale of residual royalty rights of CT-3 to Indevus. During the six months ended June 30, 2006, we had a net decrease in cash and cash equivalents of $3,781,049. This decrease resulted largely from net cash used in operating activities of $4,252,961 partially offset by net cash provided by investing activities of $487,168. Total liquid resources including short term investments as of June 30, 2006 were $6,551,613 compared to $10,834,154 at December 31, 2005.

Our current liabilities as of June 30, 2006 were $2,214,838 compared to $1,665,817 at December 31, 2005, an increase of $549,021. The increase was primarily due to an increase in expenditures associated with our Phase I clinical trial for our Oleoyl-estrone product candidate and in preparing for the Phase II clinical trial for our PTH (1-34) product candidate. As of June 30, 2006, we had working capital of $5,312,414 compared to $9,363,113 at December 31, 2005.

In March 2006, we entered into a research and development agreement with Swiss Pharma Contract Ltd., or Swiss Pharma, to perform a Phase IIa clinical study of our Oleoyl-estrone product. The contract requires us to pay $2,151,840 to Swiss Pharma for conducting the study. The payment schedule is 20%, or $430,368, upon signing the agreement, which occurred in late March 2006, 20% at the start of the clinical study, which occurred in late June 2006, 20% after half the subjects had been enrolled, which we expect will occur in the second half of 2006, 20% after completion of the clinical study, which we expect to occur in 2007, 10% on receipt of the statistical analysis and the final 10% on our acceptance of the Phase IIa  study, which we expect to occur in 2007.

Expenses will be recognized on an activity basis, therefore, expense recognition will differ from the payment schedule. Approximately $20,000 of expense was recognized in the six months ended June 30, 2006. Because of the difference in timing of payments to be made under the contract and the recognition of expense at June 30, 2006, we recognized a prepaid expense of approximately $840,000.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through June 30, 2006, a significant portion of our financing has been through private placements of common and preferred stock and warrants to purchase common stock. Until our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Management believes that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future. Based on the resources available to us at June 30, 2006, management believes that we will need additional equity or debt financing or will need to generate revenues through licensing our products or entering into strategic alliances during the remainder of 2006 to be able to sustain our operations beyond 2006 and we will need additional financing thereafter until we can achieve profitability, if ever.

Although we currently have sufficient capital to fund our anticipated 2006 expenditures, we will need to raise additional capital in order to complete the anticipated development programs for each of our research and development projects. If we are unable to raise such additional capital, we may have to sublicense our rights to a third party as a means of continuing development, or, although less likely, we may be required to abandon further development efforts altogether, either of which would have a material adverse effect on the prospects of our business.

RESEARCH AND DEVELOPMENT PROJECTS

Our success in developing each of our research and development projects is dependent on numerous factors, including raising further capital, unforeseen safety issues, lack of effectiveness, significant unforeseen delays in the clinical trial and regulatory approval process, both of which could be extremely costly, and inability to monitor patients adequately before and after treatments. The existence of any of these factors could increase our development costs or make successful completion of development impractical, which would have a material adverse affect on the prospects of our business.

Oleoyl-estrone

We completed Phase Ia and Phase Ib clinical trials in May 2005 and July 2005, respectively, and released data on both trials in October 2005. The Phase 1a and Phase 1b clinical trials were dose escalation studies to determine the safety and tolerability of defined doses of orally administered Oleoyl-estrone in obese adult volunteers as well as the pharmacokinetic profile (i.e. the manner in which the drug is absorbed, distributed, metabolized and excreted by the body) of Oleoyl-estrone in both men and women.

The results indicated that Oleoyl-estrone was generally well-tolerated at all doses and no serious adverse events were reported. There were also no clinically significant changes in the physical exams, vital signs, ECGs, coagulation and liver function tests. The study demonstrated evidence of greater weight loss among the treated groups compared with the placebo group as well as evidence of reduction in desire to eat, hunger levels, fasting glucose and LDL cholesterol. Important clinical laboratories findings included reversible, dose-dependent elevations in estrone and estradiol levels, as well as reductions in testosterone levels. We recently received regulatory approval to commence our Phase IIa study with Oleoyl-estrone. We commenced dosing the first group of patients in late June 2006. Patient recruitment is ongoing.

To date, we have incurred $9,873,707 of project costs related to our development of oleoyl-estrone, including milestone payments triggered under our license agreement for oleoyl-estrone, of which $1,883,891 was incurred in the first six months of 2006. Since oleoyl-estrone is regarded by the FDA as a new entity, it is not realistic to predict the size and the design of future studies at this time.

PTH (1-34)

PTH (1-34), which we acquired as a result of our April 2005 acquisition of Tarpan Therapeutics, Inc., is being developed as a topical treatment for psoriasis. In August 2003 positive results were reported from a US Phase I and II clinical trial evaluating the safety and efficacy of PTH (1-34) as a topical treatment for psoriasis. The topical application of PTH (1-34) resulted in complete clearing of the treated lesion in 60% of patients and partial clearing in 85% of patients. Additionally, there was a statistically significant improvement in the global severity score. Ten patients continued into an open label extension study in which the Psoriasis Area and Severity Index (PASI) was measured; PASI improvement across all 10 patients achieved statistically significant improvement compared to baseline. This study showed PTH (1-34) to be a safe and effective treatment for plaque psoriasis with no patients experiencing any clinically significant adverse events.

A follow on physician IND Phase IIa trial involving PTH (1-34) was planned to commence in December 2005. This Phase IIa study has been delayed due to issues identified with the current formulation. We are working with formulation experts to assist in addressing the issues and anticipate a one- to two-quarter formulation effort.

To date, we have incurred $2,110,518 of project costs related to our development of PTH (1-34). These project costs have been incurred since April 1, 2005, the date of the Tarpan Therapeutics acquisition, $1,141,010 of which was incurred in the first six months of 2006.

Lingual spray propofol

We are developing propofol lingual spray, the right to which we license from NovaDel Pharma, Inc., for light to medium sedation on a Section 505b2 bioequivalence regulatory pathway toward FDA approval. In January 2005, the FDA accepted our IND for propofol lingual spray, allowing us to commence clinical trials. The FDA has indicated to us in discussions that we may proceed to a pivotal Phase III trial of propofol lingual spray following completion of Phase I trials. We are actively planning the next steps for the clinical development of this product candidate, meeting with our scientific advisors and other formulation partners regarding formulation, reviewing existing data, developing trial design and evaluating plans to re-enter the clinic. As a result there was minimal spending on Propofol in the first six months of 2006.

To date, we have incurred $2,856,620 of project costs related to our development of propofol lingual spray.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3.  Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act of 1934, as amended) as of June 30, 2006, the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective. As further discussed below, the Company’s management identified that a deficiency existed as of March 31, 2006 in the controls associated with the Company’s reporting of prepaid and research and development expenses, and the disclosure of a material commitment and that weakness continued to exist at June 30, 2006 . In accordance with Auditing Standard No. 2 and consistent with PCAOB Release No. 2005-023 issued in November 2005, in determining whether a control deficiency existed at March 31, 2006, judgment must be applied to identify the cause of the misstatement, rather than merely attributing it to the period(s) affected. In this case, an error originated with respect to the Company’s recognition of a material commitment entered into during the first quarter ended March 31, 2006 and that weakness continued to exist at June 30, 2006. Accordingly, the Company’s management deems such control deficiency to be a material weakness in its controls and procedures. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

During the second quarter of 2006, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting subsequent to the date of such evaluation.

Restatement of Prior Financial Statements and  Remediation of Internal Control Weaknesses

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

As part of its risk assessment, the Company undertook an extensive review of its controls associated with its research and development contract accounting process. The Company identified an error in the recording of a research and development contract during the quarter ended March 31, 2006. For this period, the Company’s research and development expense was overstated and prepaid expenses were understated by $416,798, and a related material commitment in excess of $2 million was not disclosed. The Company has restated its interim financial statements and filed an amended quarterly report on form 10-QSB for the quarterly period ended March 31, 2006.  Accordingly, the aforementioned error did not have any effect on the acompanying condensed consolidated financial statements in this quarterly report.

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