Form 10QSB
period 2006-09-30
MANHATTAN PHARMACEUTICALS INC
filed 2006-11-14
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 8, 2006 there were 60,120,038 shares of the issuer’s common stock, $.001 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	September 30,	December 31,
Assets	2006	2005
	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$3,912,684	$9,826,336
Short-term investments, available for sale, at market	505,829	1,007,818
Prepaid expenses	749,050	194,776

Total current assets	5,167,563	11,028,930

Property and equipment, net	78,168	106,877
Other assets	70,506	70,506

Total assets	$5,316,237	$11,206,313

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,085,548	$1,617,489
Accrued expenses	328,733	48,328

Total liabilities	1,414,281	1,665,817

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value. Authorized 150,000,000 shares;
60,120,038 and 60,092,697 shares issued and outstanding
at September 30, 2006 and December 31, 2005, respectively	60,120	60,093
Additional paid-in capital	43,681,686	42,751,111
Deficit accumulated during the development stage	(39,838,358)	(33,271,695)
Accumulated other comprehensive income (loss)	(1,492)	987

Total stockholders’ equity	3,901,956	9,540,496

Total liabilities and stockholders' equity	$5,316,237	$11,206,313

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

Costs and expenses:
Research and development (including stock
based compensation expense of $82,239
and $243,148 for the three and nine months
ended September 30, 2006, respectively)	1,023,447	1,370,733	4,248,150	3,292,008	16,028,661
General and administrative (including stock
based compensation expense of $244,491
and $702,710 for the three and nine months
ended September 30, 2006, respectively)	942,001	490,894	2,571,980	1,537,298	8,988,591
In-process research and development charge	—	—	—	11,887,807	11,887,807
Impairment of intangible assets	—	—	—	—	1,248,230
Loss on disposition of intangible assets	—	—	—	—	1,213,878

Total operating expenses	1,965,448	1,861,627	6,820,130	16,717,113	39,367,167

Operating loss	(1,965,448)	(1,861,627)	(6,820,130)	(16,717,113)	(39,367,167)

Other (income) expense:
Interest and other income	(68,740)	(48,158)	(253,929)	(117,484)	(655,774)
Interest expense	714	—	952	—	24,845
Realized gain on sale of marketable equity securities	—	(979)	(490)	—	(77,524)

Total other income	(68,026)	(49,137)	(253,467)	(117,484)	(708,453)

Net loss	(1,897,422)	(1,812,490)	(6,566,663)	(16,599,629)	(38,658,714)

Preferred stock dividends (including imputed amounts)	—	(75,018)	—	(326,419)	(1,179,644)

Net loss applicable to common shares	$(1,897,422)	$(1,887,508)	$(6,566,663)	$(16,926,048)	$(39,838,358)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.04)	$(0.11)	$(0.44)

Weighted average shares of common stock outstanding:
Basic and diluted	60,120,038	44,667,025	60,109,737	38,174,238

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Statement of Stockholders' Equity (Deficiency)
(Unaudited)

							Deficit	Dividends			Total
	Series A						accumulated	payable in	Accumulated		stock-
	convertible				Additional		during	Series A	other	Unearned	holders'
	preferred stock		Common stock		paid-in	Subscription	development	preferred	comprehensive	consulting	equity
	Shares	Amount	Shares	Amount	capital	receivable	stage	shares	income (loss)	services	(deficiency)

Stock issued at $0.0004 per share for subscription receivable	—	$—	10,167,741	$10,168	$(6,168)	$(4,000)	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	(56,796)	—	—	—	(56,796)
Balance at December 31, 2001	—	—	10,167,741	10,168	(6,168)	(4,000)	(56,796)	—	—	—	(56,796)
Proceeds from subscription receivable	—	—	—	—	—	4,000	—	—	—	—	4,000
Stock issued at $0.0004 per share for license rights	—	—	2,541,935	2,542	(1,542)	—	—	—	—	—	1,000
Stock options issued for consulting services	—	—	—	—	60,589	—	—	—	—	(60,589)	—
Amortization of unearned consulting services	—	—	—	—	—	—	—	—	—	22,721	22,721
Sales of common stock at $0.63 per share through private placement, net of expenses	—	—	3,043,332	3,043	1,701,275	—	—	—	—	—	1,704,318
Net loss	—	—	—	—		—	(1,037,320)	—	—	—	(1,037,320)
Balance at December 31, 2002	—	—	15,753,008	15,753	1,754,154	—	(1,094,116)	—	—	(37,868)	637,923
Effect of reverse acquisition	—	—	6,287,582	6,287	2,329,954	—	—	—	—	—	2,336,241
Amortization of unearned consulting costs	—	—	—	—	—	—	—	—	—	37,868	37,868
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(7,760)	—	(7,760)
Payment for fractional shares for stock combination	—	—	—	—	(300)	—	—	—	—	—	(300)
Preferred stock issued at $10 per share, net of expenses	1,000,000	1,000	—	—	9,045,176	—	—	—	—	—	9,046,176
Imputed preferred stock dividend					418,182	—	(418,182)	—			—
Net loss	—	—	—	—	—	—	(5,960,907)	—	—	—	(5,960,907)
Balance at December 31, 2003	1,000,000	1,000	23,362,396	23,362	14,289,535	—	(7,473,205)	—	(7,760)	—	6,832,932
Exercise of stock options	—	—	27,600	27	30,073	—	—	—	—	—	30,100
Common stock issued through private placement at $1.10 per share, net of expenses	—	—	3,368,952	3,369	3,358,349	—	—	—	—	—	3,361,718
Conversion of preferred stock to common stock	(170,528)	(171)	1,550,239	1,551	(1,380)	—	—	—	—	—	—
Preferred stock dividends paid by issuance of shares	24,901	25	—	—	281,073	—	—	(282,388)	—	—	(1,290)
Preferred stock dividend accrued	—	—	—	—	—	—	(585,799)	585,799	—	—	—
Warrants issued for consulting services	—	—	—	—	125,558	—	—	—	—	(120,968)	4,590
Amortization of unearned consulting costs	—	—	—	—	—	—	—	—	—	100,800	100,800
Reversal of unrealized loss on short-term investments and unrealized gain on short-term investments	—	—	—	—	—	—	—	—	20,997	—	20,997
Net loss	—	—	—	—	—	—	(5,896,031)	—	—	—	(5,896,031)
Balance at December 31, 2004	854,373	854	28,309,187	28,309	18,083,208	—	(13,955,035)	303,411	13,237	(20,168)	4,453,816
Common stock issued through private placement at $1.11 and $1.15 per share, net of expenses	—	—	11,917,680	11,918	12,238,291	—	—	—	—	—	12,250,209
Common stock issued to vendor at $1.11 per share in satisfaction of accounts payable	—	—	675,675	676	749,324	—	—	—	—	—	750,000
Exercise of stock options	—	—	32,400	33	32,367	—	—	—	—	—	32,400
Exercise of warrants	—	—	279,845	279	68,212	—	—	—	—	—	68,491
Conversion of preferred stock to common stock	(896,154)	(896)	8,146,858	8,147	(7,251)	—	—	—	—	—	—
Preferred stock dividends paid by issuance of shares	41,781	42	—	—	477,736	—	—	(479,074)	—	—	(1,296)
Preferred stock dividend accrued	—	—	—	—	—	—	(175,663)	175,663	—	—	—
Share-based compensation	—	—	—	—	66,971	—	—	—	—	20,168	87,139
Reversal of unrealized gain on short-term investments	—	—	—	—	—	—	—	—	(12,250)	—	(12,250)
Stock issued in connection with acquisition of Tarpan Therapeutics, Inc.	—	—	10,731,052	10,731	11,042,253	—	—	—	—	—	11,052,984
Net loss	—	—	—	—	—	—	(19,140,997)	—	—	—	(19,140,997)
Balance at December 31, 2005	—	—	60,092,697	60,093	42,751,111	—	(33,271,695)	—	987	—	9,540,496
Cashless exercise of warrants	—	—	27,341	27	(27)	—	—	—	—	—	—
Share-based compensation	—	—	—	—	945,858	—	—	—	—	—	945,858
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(2,479)	—	(2,479)
Costs associated with private placement	—	—	—	—	(15,256)	—	—	—	—	—	(15,256)
Net loss	—	—	—	—	—	—	(6,566,663)	—	—	—	(6,566,663)

Balance at September 30, 2006	—	$—	60,120,038	$60,120	$43,681,686	$—	$(39,838,358)	$—	$(1,492)	$—	$3,901,956

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			period from
			August 6, 2001
			(inception) to
	Nine months ended September 30,		September 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(6,566,663)	$(16,599,629)	$(38,658,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for license rights	—	—	1,000
Share-based compensation	945,858	48,222	1,194,386
Warrants issued for consulting services	—	—	4,590
Amortization of intangible assets	—	—	145,162
Gain on sale of marketable equity securities	(490)	—	(77,524)
Depreciation	44,581	40,233	131,875
Non cash portion of in-process research and development charge	—	11,721,623	11,721,623
Loss on impairment of intangible assets	—	—	1,248,230
Loss on disposition of intangible assets	—	—	1,213,878
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in prepaid expenses and other current assets	(554,274)	19,948	(690,805)
Increase in other assets	—	—	(70,506)
Increase (decrease) in accounts payable	(531,941)	543,862	1,485,762
Increase (decrease) in accrued expenses	280,405	43,077	(211,588)

Net cash used in operating activities	(6,382,524)	(4,182,664)	(22,562,631)
Cash flows from investing activities:
Purchase of property and equipment	(15,872)	(23,180)	(200,321)
Cash paid in connection with acquisitions	—	—	(32,808)
Purchase of short-term investments	—	—	(5,000,979)
Proceeds from sale of short-term investments	500,000	3,494,147	4,931,088
Proceeds from sale of license	—	—	200,001
Cash acquired in acquisition	—	6,777	6,777
Net cash provided by (used in) investing activities	484,128	3,477,744	(96,242)
Cash flows from financing activities:
Proceeds from issuances of notes payable to stockholders	—	—	233,500
Repayments of notes payable to stockholders	—	(651,402)	(884,902)
Proceeds from issuance of note payable to bank	—	—	600,000
Repayment of note payable to bank	—	—	(600,000)
Proceeds from subscriptions receivable	—	—	4,000
Payment for fractional shares for Preferred stock dividends	—	(1,296)	(2,286)
(Costs) proceeds related to sale of common stock, net	(15,256)	12,219,879	18,044,078
Proceeds from sale of preferred stock, net	—	—	9,046,176
Proceeds from exercise of stock options	—	32,400	62,500
Proceeds from exercise of warrants	—	68,491	68,491
Net cash (used in) provided by financing activities	(15,256)	11,668,072	26,571,557
Net (decrease) increase in cash and cash equivalents	(5,913,652)	10,963,152	3,912,684
Cash and cash equivalents at beginning of period	9,826,336	905,656	—
Cash and cash equivalents at end of period	$3,912,684	$11,868,808	$3,912,684
Supplemental disclosure of cash flow information:
Interest paid	$952	$—	$24,845

Supplemental disclosure of noncash investing and financing activities:
Common stock issued in satisfaction of accounts payable	$—	$—	$750,000
Imputed preferred stock dividend	—	—	418,182
Preferred stock dividends accrued	—	326,419	761,462
Conversion of preferred stock to common stock	—	829	1,067
Preferred stock dividends paid by issuance of shares	—	477,778	759,134
Issuance of common stock for acquisitions	—	11,052,984	13,389,226

Marketable equity securities received in connection with sale of license	—	—	359,907
Net liabilities assumed over assets acquired in business combination	—	(675,416)	(675,416)
Cashless exercise of warrants	27	—	27

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Manhattan Pharmaceuticals, Inc. and its subsidiaries (“Manhattan” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2006 or for any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-KSB for such year. The condensed consolidated balance sheet as of December 31, 2005 has been derived from the audited consolidated financial statements included in the Form 10-KSB for that year.

(2)	LIQUIDITY

The Company realized a net loss of $6,566,663 and negative cash flows from operating activities of $6,382,524 for the nine months ended September 30, 2006. The net loss from date of inception, August 6, 2001 to September 30, 2006 amounts to $38,658,714.

Management believes that the Company will continue to incur net losses through at least September 30, 2007 and for the foreseeable future thereafter. Based on the resources of the Company available at September 30, 2006, management believes that the Company will need additional equity or debt financing or will need to generate revenues through licensing of its products or entering into strategic alliances to be able to sustain its operations into 2007. Furthermore, we will need additional financing thereafter to complete development and commercialization of our products. There can be no assurances that we can successfully complete development and commercialization of our products.

The Company’s continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances and its ability to realize the full potential of its technology in development. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long-term. The Company is currently evaluating several alternative financing initiatives. These issues raise substantial doubt about our ability to continue as a going concern.

(3)	COMPUTATION OF NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from the assumed exercise of stock options and stock warrants would have an antidilutive effect because the Company incurred a net loss during each period presented. The amount of potentially dilutive securities excluded from the calculation of diluted net loss per share was 13,422,729 and 12,754,038 as of September 30, 2006 and 2005, respectively.

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

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” (“Statement 123(R)”) for employee options using the modified prospective transition method. Statement 123(R) revised Statement 123 to eliminate the option to use the intrinsic value method and required the Company to expense the fair value of all employee options over the vesting period. Under the modified prospective transition method, the Company recognized compensation cost for the three- and nine-month periods ending September 30, 2006 which includes a) period compensation cost related to share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and b) period compensation cost related to share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective method, the Company has not restated prior period results.

The Company recognized compensation expense related to stock option grants on a straight-line basis over the vesting period. For the three and nine-month periods ended September 30, 2006, the Company recognized share-based employee compensation cost of $333,505 and $978,954, respectively, in accordance with Statement 123(R). $304,784 and $914,352, respectively, of this expense resulted from the grants of stock options to employees and directors of the Company on or prior to December 31, 2005. The balance of $28,721 and $64,602, respectively, relate to the granting of stock options to employees and officers on or after January 1, 2006. The Company did not capitalize any share-based compensation cost.

Options granted to consultants and other non-employees are accounted for in accordance with EITF No. 96-18 "Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".  Accordingly, such options are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is amortized to consulting expense over the related vesting period.  As a result of adjusting consultant and other non-employee options to fair value as of September 30, 2006, net of amortization, the Company recognized a reduction to general and administrative and research and development expenses of $6,775 for the three-months ended September 30, 2006 and $33,096 for the nine-month period ended September 30, 2006.

The Company has allocated share-based compensation costs to general and administrative and research and development expenses as follows:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
General and administrative expense:

Share-based employee compensation cost	$247,453	$728,533
Share-based consultant and non-employee cost	(2,962)	(25,823)
	$244,491	$702,710

Research and development expense

Share-based employee compensation cost	$86,052	$250,421
Share-based consultant and non-employee cost	(3,813)	(7,273)
	$82,239	$243,148

Total share-based cost	$326,730	$945,858

As a result of adopting Statement 123(R), net losses for the three- and nine-month periods ended September 30, 2006 were greater than if the Company had continued to account for share-based compensation under APB 25 by $333,505 and $978,954, respectively. The effect of adopting Statement 123(R) on basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2006 was $0.01 and $0.02 per share, respectively.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The net loss for the three and nine-month periods ended September 30, 2005 does not include any compensation charges related to options granted to employees. The following table illustrates the pro forma effect on net loss and loss per share assuming the Company had applied the fair value recognition provisions of SFAS No. 123 instead of the intrinsic value method under APB 25 to stock-based employee compensation:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005

Net loss applicable to common shares, as reported	$(1,887,508)	$(16,926,048)
Deduct: Total stock-based employee compensation expense determined under fair value method	(393,305)	(954,524)

Net loss applicable to common shares, pro forma	$(2,280,813)	$(17,880,572)

Net loss per common share - basic
As reported	$(0.04)	$(0.44)
Pro forma	(0.05)	(0.47)

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

In December 2003, the Company established the 2003 Stock Option Plan (the “2003 Plan”), which provided for the granting of up to 5,400,000 options to officers, directors, employees and consultants for the purchase of stock. In August 2005, the Company increased the number of shares of common stock reserved for issuance under the 2003 Plan by 2,000,000 shares. At September 30, 2006, 7,400,000 shares were authorized for issuance. Under the 2003 Plan at September 30, 2006 options to purchase 5,875,264 shares were outstanding and 1,524,736 shares were reserved for future stock option grants. The options have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally 3 years) and are issued at an exercise price equal to or greater than the fair market value of the shares at the date of grant. The 2003 Plan expires on December 10, 2013 or when all options have been granted, whichever is sooner. Under the 2003 Plan, the Company granted employees options to purchase an aggregate of 534,500 shares of common stock at an exercise price of $1.35, 50,000 shares of common stock at an exercise price of $0.89 and 220,000 shares of common stock at an exercise price of $0.70 during the nine months ended September 30, 2006.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In July 1995, the Company established the 1995 Stock Option Plan (the”1995 Plan”), which provided for the granting of options to purchase up to 130,000 shares of the Company’s common stock to officers, directors, employees and consultants. The 1995 Plan was amended several times to increase the number shares reserved for stock option grants. In June 2005 the 1995 Plan expired and no further options can be granted. Under the 1995 Plan at September 30, 2006 options to purchase 1,137,240 shares were outstanding and no shares were reserved for future stock option grants.

To compute compensation expense in 2006 and pro forma compensation expense in 2005 the Company estimated the fair value of each option award on the date of grant using the Black-Scholes model. The Company based the expected volatility assumption on the historical volatility of our common stock. The expected term of options granted represents the period of time that options are expected to be outstanding. The Company estimated the expected term of stock options and expected forfeiture rates by using historical exercise and employee forfeiture experiences.

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges in 2006 and the pro forma charges in 2005:

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Expected Volatility	55%	69%	55%	69%

Dividend yield	—	—	—	—

Expected term (in years)	6	5	6	5

Risk-free interest rate	4.875%	4.1%	4.875%	4.1%

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the status of the Company’s stock outstanding options as of September 30, 2006 and changes during the nine months then ended is presented below:

			Weighted
		Weighted	Average
		average	Remaining	Aggregate
		exercise	Contractual	Intrinsic
	Shares	price	Term (years)	Value
Outstanding at December 31, 2005	6,328,754	$1.33

Granted	804,500	1.14
Exercised	—	—
Cancelled	(120,750)	1.20

Outstanding at September 30, 2006	7,012,504	$1.31	7.97	$306,797

Options exercisable at September 30, 2006	3,847,729	$1.25	7.40	$297,997

Weighted-average fair value of options granted during the nine months ended September 30, 2006	$0.50

As of September 30, 2006, the total compensation cost related to non-vested option awards not yet recognized is $1,808,677. The weighted average period over which it is expected to be recognized is approximately 1.50 years.

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

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following unaudited pro forma financial information presents the condensed consolidated results of operations of the Company and Tarpan for the nine months ended September 30, 2005, as if the acquisition had occurred on January 1, 2005 instead of April 1, 2005, after giving effect to certain adjustments, including the issuance of the Company’s common stock as part of the purchase price. The unaudited pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during these periods.

Nine months ended September 30, 2005

Net loss applicable to common shares	$(16,726,890)

Weighted average number of common shares outstanding	41,724,954
Loss per common share - basic and fully diluted	$(0.40)

(6)	COMMITMENTS

On March 27, 2006, the Company entered into a research and development agreement with Swiss Pharma Contract Ltd. (“Swiss Pharma”) to perform a Phase IIa study in 100 obese patients of the Company’s Oleoyl-estrone product for the treatment of obesity. The terms of the contract call for the Company to pay Swiss Pharma up to $2,151,840. The payment terms are: 20%, or $430,368, upon signing the agreement, 20% after the first patient has received the initial dose, 20% after  half the patients have received the initial dose, 20% after all patients have completed dosing, 10%, on receipt of statistical analyses and 10% on acceptance by the Company of the Phase IIa study.

The Company often contracts with third parties to facilitate, coordinate and perform agreed upon research and development of a new drug. To ensure that research and development costs are expensed as incurred, the Company records monthly accruals for clinical trials and preclinical testing costs based on the work performed under the contracts.

These contracts typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain milestones. This method of payment often does not match the related expense recognition resulting in either a prepayment, when the amounts paid are greater than the related research and development costs expensed, or an accrued liability, when the amounts paid are less than the related research and development costs expensed.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The contract with Swiss Pharma contains a list of the fees to be charged by Swiss Pharma for the provision of specific services under the contract. The maximum fees to be charged under the contract are $2,151,840. The Company recognizes expense as per this list as the specific services are performed by Swiss Pharma. As of September 30, 2006, the Company had paid Swiss Pharma $860,736, and recognized $243,777 of research and development expense for the Phase IIa study. The remainder, $616,959, is included in prepaid expenses.

(7)	SUBSEQUENT EVENTS

Subsequent to September 30, 2006, the Company expanded its ongoing Phase IIa clinical trial of Oleoyle-estrone in obesity into two new clinical sites in the United States. Because the size of the study has not been expanded beyond the 100 obese patients, the Company does not anticipate the additional sites will materially increase its total financial commitment of up to $2,151,840. Such financial commitment will now be paid to three clinical centers rather than one. This Phase IIa clinical trial is expected to conclude in the second quarter of 2007.

Subsequent to September 30, 2006, the Company commenced a Phase IIa clinical trial in the morbidly obese at St.Lukes/Roosevelt Hospital in New York City. The financial commitment for this study is approximately $685,000. The study is expected to conclude in the first half of 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations.

You should read the following discussion of our results of operations and financial condition in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2005 (the “Annual Report”) and our financial statements as of and for the nine months ended September 30, 2006 included elsewhere in this report.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2006 VS 2005

During each of the quarters ended September 30, 2006 and 2005, we had no revenues, and are considered a development stage company. We do not expect to have revenues relating to our technologies prior to September 30, 2007, if at all.

For the quarter ended September 30, 2006 research and development expense was $1,023,447 as compared to $1,370,733 for the quarter ended September 30, 2005. The decrease of $347,286 is due primarily to decreased development activities of our Oleoyl-estrone and PTH (1-34) product candidates. $238,000 of the spending decrease is attributable to Oleoyl-estrone and $225,000 of the spending decrease is attributable to PTH (1-34). These decreases were partially offset by share-based compensation of approximately $82,000 and an increase in spending on our propofol lingual spray candidate of $30,000.

For the three months ended September 30, 2006, general and administrative expense was $942,001 as compared to $490,894 for the three months ended September 30, 2005. The increase of $451,107 is due primarily to share-based compensation of approximately $244,000, accrued bonuses of approximately $96,000, consulting of approximately $64,000 and payroll expenses of approximately $34,000.

For the quarter ended September 30, 2006, other income was $68,026 as compared to $49,137 for the quarter ended September 30, 2005. The increase of $18,889 is a result of an increase in interest income of approximately $20,000 due to higher average balances in interest bearing cash and short-term investment accounts earning higher yields during the current year period offset by a realized gain on sale of marketable equity securities of approximately $1,000 in the prior year period.

Net loss for the three months ended September 30, 2006, was $1,897,422 as compared to $1,812,490 for the three months ended September 30, 2005. The increase of $84,932 in net loss is primarily attributable to share-based compensation of approximately $327,000, increases in other general and administrative expenses of $207,000 offset by decreases in other research and development expenses of approximately $429,000 and an increase in other income of approximately $19,000.

Preferred stock dividends were $0 and $75,018 for the three months ended September 30, 2006 and 2005, respectively, which had no impact on loss per share for such periods.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2006 VS 2005

During the nine months ended September 30, 2006 and 2005, we had no revenues, and are considered a development stage company. We do not expect to have revenues relating to our technologies prior to September 30, 2007, if at all.

For the nine months ended September 30, 2006 research and development expense was $4,248,150 as compared to $3,292,008 for the nine months ended September 30, 2005. The increase of $956,142 is due primarily to increased development activities and spending for our PTH (1-34) product candidate of $916,000 and share-based compensation of approximately $243,000, partially offset by decreases in spending on our Oleoyl-estrone and propofol lingual spray product candidates of $104,000 and $106,000, respectively.

For the nine months ended September 30, 2006, general and administrative expense was $2,571,980 as compared to $1,537,298 for the nine months ended September 30, 2005. The increase of $1,034,682 is due primarily to share based compensation of approximately $703,000 and accrued bonuses of approximately $249,000.

For the nine months ended September 30, 2006, other income was $253,467 as compared to $117,484 for the quarter ended September 30, 2005. The increase of $135,983 is primarily the result of an increase in interest income of approximately $135,000 due to higher average balances in interest bearing cash and short-term investment accounts earning higher yields during the current year period.

Net loss for the nine months ended September 30, 2006, was $6,566,663 as compared to $16,599,629 for the nine months ended September 30, 2005. This decrease in net loss of $10,032,966 is attributable primarily to the in-process research and development charge of $11,887,807 related to the acquisition of Tarpan Therapeutics taken in the 2005 period. Additionally, there was share based compensation of approximately $946,000, increases in other general and administrative expense of approximately $332,000 and increases in other research and development expenses of approximately $713,000 partially offset by an increase in other income of approximately $136,000.

Preferred stock dividends of $0 and $326,419 reduced earnings per share for the nine months ended September 30, 2006 and 2005 by $0.00 and $0.01, respectively.

LIQUIDITY AND CAPITAL RESOURCES

From inception to September 30, 2006, we incurred a deficit during the development stage of $39,838,358 primarily as a result of our net losses and preferred stock dividends. We expect to continue to incur additional losses through at least September 30, 2007 and for the foreseeable future thereafter. These losses have been incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations since inception primarily through equity financing and our licensing and sale of certain residual royalty rights. During the nine months ended September 30, 2006, we had a net decrease in cash and cash equivalents of $5,913,652. This decrease resulted largely from net cash used in operating activities of $6,382,524 partially offset by net cash provided by investing activities of $484,128. Total liquid resources including short term investments as of September 30, 2006 were $4,418,513 compared to $10,834,154 at December 31, 2005.

Our current liabilities as of September 30, 2006 were $1,414,281 compared to $1,665,817 at December 31, 2005, a decrease of $251,536. This decrease was primarily due to decreases in expenditures associated with our Oleoyl-estrone and propofol lingual spray product candidates during the quarter ended September 30, 2006 as compare to the quarter ended September 30, 2005. As of September 30, 2006, we had working capital of $3,753,282 compared to $9,363,113 at December 31, 2005. This decrease in working capital is primarily due to our net loss for the nine months ended September 30, 2006 of approximately $6,600,000 partially offset by share based compensation of approximately $946,000, which had no effect on working capital.

In March 2006, we entered into a research and development agreement with Swiss Pharma Contract Ltd., or Swiss Pharma, to perform a Phase IIa clinical study in 100 obese patients of our Oleoyl-estrone product candidate for the treatment of obesity. The contract requires us to pay up to $2,151,840 to Swiss Pharma for conducting the study.

Subsequent to September 30, 2006, we expanded our ongoing Phase IIa clinical trial of Oleyl-estrone in obesity study into two new clinical sites in the United States. Because the size of the study has not been expanded beyond the 100 obese patients, we do not anticipate the addition of the two new sites to materially increase its total financial commitment of up to $2,151,840. Such financial commitment will now be paid to three clinical centers rather than one. This Phase II a study is expected to conclude in the second quarter of 2007.

Subsequent to September 30, 2006, we commenced a Phase IIa study in the morbidly obese at St.Lukes/Roosevelt hospital in New York. The financial commitment for this study is approximately $685,000. The study is expected to conclude in the first half of 2007.

We often contract with third parties to facilitate, coordinate and perform agreed upon research and development of product candidates. To ensure that research and development costs are expensed as incurred, we record monthly accruals for clinical trials and preclinical testing costs based on the work performed under the contracts.

These contracts typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain milestones. This method of payment often does not match the related expense recognition resulting in either a prepayment, when the amounts paid are greater than the related research and development costs recognized, or an accrued liability, when the amounts paid are less than the related research and development costs recognized.

Expenses associated with the ongoing clinical trials are recognized on this activity based basis, therefore, the expense recognition differs from the payment schedules. Approximately $861,000 was paid and $244,000 of expense was recognized in the nine months ended September 30, 2006. Because the amounts paid were greater than the related research and development costs recognized as of September 30, 2006, we recognized a prepaid expense of approximately $617,000.

Our available working capital and capital requirements will depend upon numerous factors, including progress of our research and development programs, our progress in and the cost of ongoing and planned pre-clinical and clinical testing, the timing and cost of obtaining regulatory approvals, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in our existing collaborative and licensing relationships, the resources that we devote to commercializing capabilities, the status of our competitors, our ability to establish collaborative arrangements with other organizations and our need to purchase additional capital equipment.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through September 30, 2006, a significant portion of our financing has been through private placements of common stock, preferred stock and warrants to purchase common stock. Until our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Management believes that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future. Based on the resources available to us at September 30, 2006, management believes that we will need additional equity or debt financing or will need to generate revenues through licensing our products or entering into strategic alliances to be able to sustain our operations into 2007 and we will need additional financing thereafter until we can achieve profitability, if ever. These issues raise substantial doubt about our ability to continue as a going concern.

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

The results indicated that Oleoyl-estrone was generally well-tolerated at all doses and no serious adverse events were reported. There were also no clinically significant changes in the physical exams, vital signs, ECGs, coagulation and liver function tests. The study demonstrated evidence of greater weight loss among the treated groups compared with the placebo group as well as evidence of reduction in desire to eat, hunger levels, fasting glucose and LDL cholesterol. Important clinical laboratories findings included reversible, dose-dependent elevations in estrone and estradiol levels, as well as reductions in testosterone levels. We received regulatory approval to commence our Phase IIa study with Oleoyl-estrone. We commenced dosing the first group of patients in late June 2006. Patient recruitment is ongoing.

In June 2006, we commenced a Phase IIa clinical trial of 100 obese patients in Switzerland and expanded that Phase IIa study to two additional sites in the United States subsequent to September 30, 2006. The size of the study has not been expanded beyond the 100 obese patients. This Phase II a study is expected to conclude in the second quarter of 2007.

Subsequent to September 30, 2006, we commenced a Phase IIa clinical trial in the morbidly obese at St.Lukes/Roosevelt hospital. The study is expected to conclude in the first half of 2007.

To date, we have incurred $10,712,192 of project costs related to our development of oleoyl-estrone, including milestone payments triggered under our license agreement for oleoyl-estrone, of which $2,722,375 was incurred in the first nine months of 2006. Since oleoyl-estrone is regarded by the FDA as a new entity, it is not realistic to predict the size and the design of future studies at this time.

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

In April 2006, the Company reported a delay in its planned Phase IIa clinical study of topical PTH (1-34) due to a formulation issue. The Company believes it has identified and resolved this issue. In conjunction with formulation experts, the Company has produced several alternative formulations of PTH (1-34) that have successfully completed preliminary testing and have shown high levels of activity in preclinical models. These formulations will now advance into the final stages of testing. Based on discoveries made during this formulation effort, the Company is preparing several patent applications.

To date, we have incurred $2,395,623 of project costs related to our development of PTH (1-34). These project costs have been incurred since April 1, 2005, the date of the Tarpan Therapeutics acquisition, $1,426,115 of which was incurred in the first nine months of 2006.

Lingual spray propofol

We are developing propofol lingual spray, the right to which we license from NovaDel Pharma, Inc., for light to medium sedation on a Section 505b2 bioequivalence regulatory pathway toward FDA approval. In January 2005, the FDA accepted our IND for propofol lingual spray, allowing us to commence clinical trials. The FDA has indicated to us in discussions that we may proceed to a pivotal Phase III trial of propofol lingual spray following completion of Phase I trials. We are actively planning the next steps for the clinical development of this product candidate, meeting with our scientific advisors and other formulation partners regarding formulation, reviewing existing data, developing trial design and evaluating plans to re-enter the clinic. As a result there was minimal spending on Propofol in the first nine months of 2006.

To date, we have incurred $2,920,846 of project costs related to our development of propofol lingual spray.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of that date were effective to ensure that information required to be disclosed in the reports we file under the Securities and Exchange Act is recorded, processed, summarized and reported on an accurate and timely basis.

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

Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

Changes in Internal Controls

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that a material weakness existed as of March 31, 2006 in the controls associated with our reporting of prepaid and research and development expenses, as well as the disclosure of a material commitment. That weakness continued to exist as of June 30, 2006. In accordance with Auditing Standard No. 2 and consistent with PCAOB Release No. 2005-023 issued in November 2005, in determining whether a control deficiency existed, judgment must be applied to identify the cause of the misstatement, rather than merely attributing it to the period(s) affected. In this case, an error originated with respect to our recognition of a material commitment entered into during the first quarter ended March 31, 2006 and that weakness continued to exist at June 30, 2006. Accordingly, our management deemed such control deficiency to be a material weakness in its controls and procedures. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As a result of the weakness discussed above, during the third quarter of 2006, we made changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting subsequent to the date of such evaluation. On July 10, 2006 we hired a new Chief Financial Officer with substantial Sarbanes-Oxley compliance experience.  During the third quarter of 2006, we initiated several projects focused on assessing potential risks, better understanding and documenting its processes, and implementing certain preventative or detective controls to address key risks. These are important first steps toward designing and implementing an effective compliance plan.  As a non-accelerated filer with a calendar year end of December 31, we must first begin to comply with the requirements of Section 404 for the fiscal year ending December 31, 2007. As part of this risk assessment, we undertook an extensive review of its controls associated with its research and development contract accounting process. As a result of new processes and controls implemented, we identified the error, discussed above, in the recording of a research and development contract during the quarter ended March 31, 2006. For this period, our research and development expense was overstated and prepaid expenses were understated by $416,798, and a related material commitment in excess of $2 million was not disclosed.

We have restated our interim financial statements and filed an amended quarterly report on form 10-QSB for the quarterly period ended March 31, 2006. Accordingly, the aforementioned error did not have any effect on the accompanying condensed consolidated financial statements in this quarterly report.

We believe these enhancements to our system of internal control and our disclosure controls and procedures are adequate to provide reasonable assurance that our internal controls are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission.

Other than as described above , there were no changes in our internal control over financial reporting that occurred during the third quarter of 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5.  Other Events.

The Company’s common stock is listed on the American Stock Exchange (“AMEX”). The AMEX has adopted certain standards for continued listing. When a listed company falls below any of the continued listing standards, AMEX will review the appropriateness of continued listing. At September 30, 2006, the Company did not meet one of AMEX’s continued listing standards because the Company’s market capitalization is less than $50,000,000 and stockholders’ equity is less than $4,000,000. When a company falls below these standards, AMEX will generally issue a letter to the listed company noting that the listed company has failed to maintain its continued listing standards. The listed company will usually have an opportunity to submit a plan to AMEX outlining how it intends to regain compliance with its deficiency. If AMEX accepts such a plan, the listed company may be allowed up to eighteen months to regain compliance with respect to its deficiency; however, if the company does not regain compliance, then AMEX will proceed to delist the company’s shares from the exchange.

Item 6. Exhibits

Exhibit No.	Description

10.1	Employment Agreement dated July 7, 2006 between the Company and Michael G. McGuinness (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 12, 2006).

10.2	Separation Agreement dated July 7, 2006 between the Company and Nicholas J. Rossettos (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 12, 2006).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANHATTAN PHARMACEUTICALS, INC.

Date: November 14, 2006	By:	/s/ Douglas Abel
Douglas Abel President and Chief Executive Officer

Date: November 14, 2006	By:	/s/ Michael G. McGuinness
Michael G. McGuinness Chief Financial Officer

Index to Exhibits Filed with this Report
Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.