Form 10-Q
period 2007-03-31
MANHATTAN PHARMACEUTICALS INC
filed 2007-05-15
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(212) 582-3950
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer   ☐  Accelerated filer   ☐  Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of May 2, 2007 there were 70,470,419 shares of the issuer’s common stock, $.001 par value, outstanding.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “may,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. These statements are therefore subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Such risks and uncertainties relate to, among other factors:

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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements
MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
Assets	2007	2006
	(Unaudited)	(See Note 1)
Current assets:
Cash and cash equivalents	$8,689,792	$3,029,118
Subscription receivable	250,000	—
Prepaid expenses	252,092	264,586
Total current assets	9,191,884	3,293,704

Property and equipment, net	74,132	83,743
Other assets	70,506	70,506
Total assets	$9,336,522	$3,447,953

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,523,663	$1,393,296
Accrued expenses	669,247	550,029
Total liabilities	2,192,910	1,943,325

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value. Authorized 1,500,000 shares;
no shares issued and outstanidng at March 31, 2007
and December 31, 2006, respectively	—	—
Common stock, $.001 par value. Authorized 150,000,000 shares;
70,333,316 and 60,120,038 shares issued and outstanding
at March 31, 2007 and December 31, 2006, respectively	70,334	60,120
Additional paid-in capital	52,604,353	44,411,326
Deficit accumulated during the development stage	(45,531,075)	(42,966,818)

Total stockholders’ equity	7,143,612	1,504,628

Total liabilities and stockholders' equity	$9,336,522	$3,447,953

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

		Cumulative
		period from
		August 6, 2001
		(inception) to
Three months ended March 31,		March 31,
2007	2006	2007
Revenue	$—	$—	$—

Costs and expenses:
Research and development
(including stock based compensation expense of
$102,739, $98,302 and $631,462 for the three months
ended March 31, 2007, March 31, 2006 and for the
cumulative period from August 6, 2001 (inception) to
March 31, 2007, respectively)	1,679,448	1,686,441	19,632,804
General and administrative
(including stock based compensation expense of
$232,471, $213,610 and $1,379,247 for the three months
ended March 31, 2007, March 31, 2006 and for the
cumulative period from August 6, 2001 (inception) to
March 31, 2007, respectively)	914,724	810,945	11,158,817
In-process research and development charge	—	—	11,887,807
Impairment of intangible assets	—	—	1,248,230
Loss on disposition of intangible assets	—	—	1,213,878
Total operating expenses	2,594,172	2,497,386	45,141,536
Operating loss	(2,594,172)	(2,497,386)	(45,141,536)

Other (income) expense:
Interest and other income	(30,390)	(98,7060)	(740,106)
Interest expense	475	—	26,033
Realized gain on sale of marketable equity securities	—	(490)	(76,032)
Total other income	(29,915)	(99,196)	(790,105)
Net loss	(2,564,257)	(2,398,190)	(44,351,431)

Preferred stock dividends (including imputed amounts)	—	—	(1,179,644)
Net loss applicable to common shares	$(2,564,257)	$(2,398,190)	$(45,531,075)
Net loss per common share:
Basic and diluted	$(0.04)	$(0.04)
Weighted average shares of common stock outstanding:
Basic and diluted	60,235,679	60,092,697

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficiency)
(Unaudited)

							Deficit	Dividends			Total
	Series A						accumulated	payable in	Accumulated		stock–
	convertible				Additional		during	Series A	other	Unearned	holders'
	preferred stock		Common stock		paid-in	Subscription	development	preferred	comprehensive	consulting	equity
	Shares	Amount	Shares	Amount	capital	receivable	stage	shares	income(loss)	services	(deficiency)
Stock issued at $0.0004 per share for
subscription receivable	—	$—	10,167,741	$10,168	$(6,168)	$(4,000)	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	(56,796)	—	—	—	(56,796)
Balance at December 31, 2001	—	—	10,167,741	10,168	(6,168)	(4,000)	(56,796)	—	—	—	(56,796)

Proceeds from subscription receivable	—	—	—	—	—	4,000	—	—	—	—	4,000
Stock issued at $0.0004 per share for license rights	—	—	2,541,935	2,542	(1,542)	—	—	—	—	—	1,000
Stock options issued for consulting services	—	—	—	—	60,589	—	—	—	—	(60,589)	—
Amortization of unearned consulting services	—	—	—	—	—	—	—	—	—	22,721	22,721
Common stock issued at $0.63 per share, net of expenses	—	—	3,043,332	3,043	1,701,275	—	—	—	—	—	1,704,318
Net loss	—	—	—	—		—	(1,037,320)	—	—	—	(1,037,320)
Balance at December 31, 2002	—	—	15,753,008	15,753	1,754,154	—	(1,094,116)	—	—	(37,868)	637,923

Common stock issued at $0.63 per share, net of expenses	—	—	1,321,806	1,322	742,369	—	—	—	—	—	743,691
Effect of reverse acquisition	—	—	6,287,582	6,287	2,329,954	—	—	—	—	—	2,336,241
Amortization of unearned consulting costs	—	—	—	—	—	—	—	—	—	37,868	37,868
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(7,760)	—	(7,760)
Payment for fractional shares for stock combination	—	—	—	—	(300)	—	—	—	—	—	(300)
Preferred stock issued at $10 per share, net of expenses	1,000,000	1,000	—	—	9,045,176	—	—	—	—	—	9,046,176
Imputed preferred stock dividend					418,182	—	(418,182)	—			—
Net loss	—	—	—	—	—	—	(5,960,907)	—	—	—	(5,960,907)
Balance at December 31, 2003	1,000,000	1,000	23,362,396	23,362	14,289,535	—	(7,473,205)	—	(7,760)	—	6,832,932

Exercise of stock options	—	—	27,600	27	30,073	—	—	—	—	—	30,100
Common stock issued at $1.10, net of expenses	—	—	3,368,952	3,369	3,358,349	—	—	—	—	—	3,361,718
Preferred stock dividend accrued	—	—	—	—	—	—	(585,799)	585,799	—	—	—
Preferred stock dividends paid by issuance of shares	24,901	25	—	—	281,073	—	—	(282,388)	—	—	(1,290)
Conversion of preferred stock to common stock at $1.10 per share	(170,528)	(171)	1,550,239	1,551	(1,380)	—	—	—	—	—	—
Warrants issued for consulting services	—	—	—	—	125,558	—	—	—	—	(120,968)	4,590
Amortization of unearned consulting costs	—	—	—	—	—	—	—	—	—	100,800	100,800
Unrealized gain on short-term investments and reversal of unrealized loss on short-term investments	—	—	—	—	—	—	—	—	20,997	—	20,997
Net loss	—	—	—	—	—	—	(5,896,031)	—	—	—	(5,896,031)
Balance at December 31, 2004	854,373	854	28,309,187	28,309	18,083,208	—	(13,955,035)	303,411	13,237	(20,168)	4,453,816

Common stock issued at $1.11 and $1.15, net of expenses	—	—	11,917,680	11,918	12,238,291	—	—	—	—	—	12,250,209

Common stock issued to vendor at $1.11 per share in satisfaction of accounts payable	—	—	675,675	676	749,324	—	—	—	—	—	750,000
Exercise of stock options	—	—	32,400	33	32,367	—	—	—	—	—	32,400
Exercise of warrants	—	—	279,845	279	68,212	—	—	—	—	—	68,491
Preferred stock dividend accrued	—	—	—	—	—	—	(175,663)	175,663	—	—	—
Preferred stock dividends paid by issuance of shares	41,781	42	—	—	477,736	—	—	(479,074)	—	—	(1,296)
Conversion of preferred stock to common stock at $1.10 per share	(896,154)	(896)	8,146,858	8,147	(7,251)	—	—	—	—	—	—
Share-based compensation	—	—	—	—	66,971	—	—	—	—	20,168	87,139
Reversal of unrealized gain on short-term investments	—	—	—	—	—	—	—	—	(12,250)	—	(12,250)
Stock issued in connection with acquisition of Tarpan Therapeutics, Inc.	—	—	10,731,052	10,731	11,042,253	—	—	—	—	—	11,052,984
Net loss	—	—	—	—	—	—	(19,140,997)	—	—	—	(19,140,997)
Balance at December 31, 2005	—	—	60,092,697	60,093	42,751,111	—	(33,271,695)	—	987	—	9,540,496

Cashless exercise of warrants	—	—	27,341	27	(27)	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,675,499	—	—	—	—	—	1,675,499
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(987)	—	(987)
Costs associated with private placement	—	—	—	—	(15,257)	—	—	—	—	—	(15,257)
Net loss	—	—	—	—	—	—	(9,695,123)	—	—	—	(9,695,123)
Balance at December 31, 2006	—	—	60,120,038	60,120	44,411,326	—	(42,966,818)	—	—	—	1,504,628

Common stock issued at $0.84 and $0.90, net of expenses	—	—	10,185,502	10,186	7,837,845	—	—	—	—	—	7,848,031
Common stock issued to directors at $0.72 per share in
satisfaction of accounts payable	—	—	27,776	28	19,972		—	—	—	—	20,000
Share-based compensation	—	—	—	—	335,210	—	—	—	—	—	335,210
Net loss	—	—	—	—	-	—	(2,564,257)	—	—	—	(2,564,257)
Balance at March 31, 2007	—	$—	70,333,316	$70,334	$52,604,353	$—	$(45,531,075)	$—	$—	$—	$7,143,612

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
			Cumulative
			period from
			August 6, 2001
			(inception) to
	Three months ended March 31,		March 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(2,564,257)	$(2,398,190)	$(44,351,431)
Adjustments to reconcile net loss to
net cash used in operating activities:
Share-based compensation	335,210	311,912	2,259,237
Amortization of intangible assets	—	—	145,162
Gain on sale of marketable equity securities	—	(490)	(76,032)
Depreciation	15,878	14,853	163,358
Non cash portion of in-process research and development charge	—	—	11,721,623
Loss on impairment and disposition of intangible assets	—	—	2,462,108
Other	—	—	5,590
Changes in operating assets and liabilities, net of acquisitions:
(Increase)/decrease in prepaid expenses and other current assets	12,494	(284,511)	(193,847)
Increase in subscription receivable	(250,000)		(250,000)
Increase in other assets	—	—	(70,506)
Increase in accounts payable	150,367	373,548	1,943,877
Increase in accrued expenses	119,218	207,581	128,926
Net cash used in operating activities	(2,181,090)	(1,775,297)	(26,111,935)
Cash flows from investing activities:
Purchase of property and equipment	(6,267)	(8,499)	(227,768)
Cash acquired (paid) in connection with acquisitions, net	—	—	(26,031)
Proceeds from sale (payments for purchase) of short-term investments, net	—	500,000	435,938
Proceeds from sale of license	—	—	200,001
Net cash provided by (used in) investing activities	(6,267)	491,501	382,140
Cash flows from financing activities:
Repayments of notes payable to stockholders	—	—	(884,902)
Payment for fractional shares for Preferred stock dividends	—	—	(2,286)
Proceeds related to sale of common stock, net	7,848,031	(10,166)	25,892,108
Proceeds from sale of preferred stock, net	—	—	9,046,176
Proceeds from exercise of warrants and stock options	—	—	130,991
Other, net	—	—	237,500
Net cash (used in) provided by financing activities	7,848,031	(10,166)	34,419,587

Net (decrease) increase in cash and cash equivalents	5,660,674	(1,293,962)	8,689,792

Cash and cash equivalents at beginning of period	3,029,118	9,826,336	—
Cash and cash equivalents at end of period	$8,689,792	$8,532,374	$8,689,792

Supplemental disclosure of cash flow information:
Interest paid	$475	$—	$26,033

Supplemental disclosure of noncash investing and financing activities:
Common stock issued in satisfaction of ccounts payable	20,000	—	770,000
Imputed preferred stock dividend	—	—	418,182
Preferred stock dividends accrued	—	—	761,462
Conversion of preferred stock to common stock	—	—	9,046,176
Preferred stock dividends paid by issuance of shares	—	—	759,134
Issuance of common stock for acquisitions	—	—	13,389,226
Marketable equity securities received in connection with sale of license	—	—	359,907
Net liabilities assumed over assets acquired in business combination	—	—	(675,416)
Cashless exercise of warrants	—	—	27

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Pharmaceuticals, Inc. and its subsidiaries (“Manhattan” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2007 or for any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-KSB for such year. The condensed balance sheet as of December 31, 2006 has been derived from the audited financial statements included in the Form 10-KSB for that year.

As of December 31, 2006 all of the Company’s subsidiaries had either been dissolved or merged into Manhattan. As a result, the Company had no subsidiaries during the three month period ended March 31, 2007.

Reclassifications

Certain reclassifications have been made to prior-year amounts to conform to the current-year presentations.

Segment Reporting

The Company has determined that it operates in only one segment currently, which is biopharmaceutical research and development.

Income Taxes

Effective January1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109. The implementation of FIN 48 had no impact on the Company’s financial statements as the Company has no unrecognized tax benefits.  The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1 and March 31, 2007, the Company had no accruals for interest or penalties related to income taxes.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(2)   LIQUIDITY

The Company incurred a net loss of $2,564,257 and negative cash flows from operating activities of $2,181,090 for the three months ended March 31, 2007. The net loss from date of inception, August 6, 2001 to March 31, 2007 amounts to $44,351,431.

Management believes that the Company will continue to incur net losses through at least March 31, 2008 and for the foreseeable future thereafter. Based on the resources of the Company available at March 31, 2007, management believes that the Company will need additional equity or debt financing or will need to generate revenues through licensing of its products or entering into strategic alliances to be able to sustain its operations into 2008. Furthermore, we will need additional financing thereafter to complete development and commercialization of our product candidates.

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

(3)   COMPUTATION OF NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from the assumed exercise of stock options and stock warrants would have an antidilutive effect because the Company incurred a net loss during each period presented. The amounts of potentially dilutive securities excluded from the calculation of diluted net loss per share were 17,886,567 and 13,782,396 as of March 31, 2007 and 2006, respectively.

(4)   SHARE-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“Statement 123(R)”) for employee options using the modified prospective transition method. Statement 123(R) revised Statement 123 “Accounting for Stock-based Compensation” to eliminate the option to use the intrinsic value method and required the Company to expense the fair value of all employee options over the vesting period. Under the modified prospective transition method, the Company recognized compensation cost for the three month periods ending March 31, 2007 and 2006 based on the grant date fair value estimated in accordance with Statement 123(R). This includes a) period compensation cost related to share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and b) period compensation cost related to share-based payments granted on or after January 1, 2006. In accordance with the modified prospective method, the Company has not restated prior period results.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company recognized compensation expense related to stock option grants on a straight-line basis over the vesting period. For the three month periods ended March 31, 2007 and 2006, the Company recognized share-based employee compensation cost of $335,210 and $311,912, respectively, in accordance with Statement 123(R). $270,451 and $285,745, respectively, of this expense resulted from the grants of stock options to employees, officers and directors of the Company on or prior to December 31, 2005. The balances of $64,759 and $26,167, respectively, relate to the granting of stock options to employees and officers on or after January 1, 2006. The Company did not capitalize any share-based compensation cost.

Options granted to consultants and other non-employees are accounted for in accordance with Emerging Issues Task Force (“EITF”) No. 96-18 "Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", and Financial Accounting Standards Board Interpretation No 28 “Accounting for Stock Appreciation Rights and Other Variable Option or Award Plans”.  Accordingly, such options are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is amortized to consulting expense over the related vesting period.  As a result of adjusting consultant and other non-employee options to fair value as of March 31, 2007 and 2006, net of amortization, the Company recognized general and administrative and research and development expenses of $3,371 for the three-months ended March 31, 2007 and $23,971 for the three-months ended March 31, 2006.

The Company has allocated share-based compensation costs to general and administrative and research and development expenses as follows:

	Three months ended	Three months ended
	March 31, 2007	March 31, 2006

General and administrative expense:
Share-based employee compensation cost	$221,921	$208,021
Share-based consultant and non-employee cost	10,550	5,589
	$232,471	$213,610

Research and development expense
Share-based employee compensation cost	$109,918	$79,920
Share-based consultant and non-employee (credit) cost	(7,179)	18,382
	$102,739	$98,302

Total share-based cost	$335,210	$311,912

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has shareholder-approved stock incentive plans for employees under which it has granted non-qualified and incentive stock options. In December 2003, the Company established the 2003 Stock Option Plan (the “2003 Plan”), which provided for the granting of up to 5,400,000 options to officers, directors, employees and consultants for the purchase of stock. In August 2005, the Company increased the number of shares of common stock reserved for issuance under the 2003 Plan by 2,000,000 shares. At March 31, 2007, 7,400,000 shares were authorized for issuance. Under the 2003 Plan at March 31, 2007 options to purchase 6,292,430 shares were outstanding and 27,776 shares of common stock have been issued leaving a total of 1,079,794 shares reserved for future stock option grants. The options have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally 3 years) and are issued at an exercise price equal to or greater than the fair market value of the shares at the date of grant. The 2003 Plan expires on December 10, 2013 or when all options have been granted, whichever is sooner. Under the 2003 Plan, the Company granted options to purchase an aggregate of 472,500 shares of common stock during the three months ended March 31, 2007 of which options to purchase 300,000 and 97,500 shares of common stock were granted at an exercise price of $0.72 to directors and employees, respectively, and options to purchase 75,000 shares of common stock were granted to an employee at an exercise price of $0.82. Additionally, on January 30, 2007, the Company’s non-employee directors agreed to accept an aggregate of 27,776 shares of the Company’s common stock, each valued at $0.72 per share (the closing sale price of the common stock on such date), in lieu of receiving $20,000 in aggregate cash fees owed to such directors for their services in 2006. Such shares were issued pursuant to the 2003 plan.

In July 1995, the Company established the 1995 Stock Option Plan (the”1995 Plan”), which provided for the granting of options to purchase up to 130,000 shares of the Company’s common stock to officers, directors, employees and consultants. The 1995 Plan was amended several times to increase the number shares reserved for stock option grants. In June 2005, the 1995 Plan expired and no further options can be granted. As of March 31, 2007, options to purchase 1,137,240 shares were outstanding under the 1995 Plan and no shares were reserved for future stock option grants.

To compute compensation expense in 2007 and 2006, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes model. The Company based the expected volatility assumption on a volatility index of peer companies as the Company did not have a sufficient number of years of historical volatility of its common stock for the application of Statement 123(R). The expected term of options granted represents the period of time that options are expected to be outstanding. The Company estimated the expected term of stock options by the simplified method as prescribed in The Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. The expected forfeiture rates are based on the historical forfeiture experiences. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards. The Company has not declared a dividend on its common stock since its inception and has no intentions of declaring a dividend in the foreseeable future and therefore used a dividend yield of zero.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges in 2007 and 2006:

	Three months ended	Three Months Ended
	March 31, 2007	March 31, 2006
Expected Volatility	80.2% - 81.7%	55%

Dividend yield	—	—

Expected term (in years)	6 - 10	6 - 10

Risk-free interest rate	4.56% - 4.86%	4.25%

A summary of the status of the Company’s stock outstanding options as of March 31, 2007 and changes during the three months then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2006	7,000,504	$1.31

Granted	472,500	0.83
Exercised	-	-
Cancelled	(43,334)	1.18

Outstanding at March 31, 2007	7,429,670	$1.28	7.54	$560,285

Options exercisable at
March 31, 2007	5,085,879	$1.30	7.17	$438,235

Weighted-average
fair value of options
granted during the
three months ended
March 31, 2007	$0.53

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2007, the total compensation cost related to non-vested option awards not yet recognized is $1,235,880. The weighted average period over which it is expected to be recognized is approximately 1.1 years.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 (“FSP 123(R)-3”), “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. The Company has adopted this alternative transition method provided in FSP 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R) in 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).  The adoption did not have a material impact on our results of operations and financial condition.

(5)   COMMITMENTS

The Company often contracts with third parties to facilitate, coordinate and perform agreed upon research and development of its product candidates. To ensure that research and development costs are expensed as incurred, the Company records monthly accruals for clinical trials and preclinical testing costs based on the work performed under the contracts.

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

On March 27, 2006, the Company entered into a research and development agreement with Swiss Pharma Contract Ltd. (“Swiss Pharma”) to perform a Phase IIa study in 100 obese patients of the Company’s Oleoyl-estrone product candidate being developed for the treatment of obesity. The terms of the contract call for the Company to pay Swiss Pharma up to $2,151,840.

In the fourth quarter of 2006, the Company expanded its ongoing Phase IIa clinical trial of Oleoyle-estrone in obesity into two new clinical sites in the United States. Because the size of the study has not been expanded beyond the 100 obese patients, the Company does not anticipate the additional sites will materially increase its total financial commitment of up to $2,151,840. Such financial commitment will now be paid to three clinical centers rather than one. This Phase IIa clinical trial is expected to conclude in the second quarter of 2007.

At March 31, 2007, the Company recognized a total expense of $1,676,408 and expects the balance of the financial commitment of approximately $500,000 to be incurred through the conclusion of the trial.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the fourth quarter of 2006, the Company commenced a Phase IIa clinical trial of its product candidate Oleoyl-estrone in the morbidly obese at St. Lukes/Roosevelt Hospital in New York City. The financial commitment for this study is approximately $685,000.

In the first quarter of 2007, the Company expanded its ongoing Phase IIa clinical trial in the morbidly obese into two new clinical sites, also in the United States. The scope and financial commitment of this study remains unchanged. The study is expected to conclude in the first half of 2007.

At March 31, 2007, the Company recognized expense of $119,302 for the study and expects the balance of the financial commitment of approximately $566,000 to be incurred through the conclusion of the trial.

(6)   PRIVATE PLACEMENT OF COMMON SHARES

On March 30, 2007, the Company entered into a series of subscription agreements with various institutional and other accredited investors for the issuance and sale in a private placement of an aggregate of 10,185,502 shares of its common stock for total net proceeds of approximately $7.85 million, after deducting commissions and other costs of the transaction. Of the total amount of shares issued, 10,129,947 were sold at a per share price of $0.84, and an additional 55,555 shares were sold to an entity affiliated with a director of the Company, at a per share price of $0.90, the closing sale price of the common stock on March 29, 2007. Pursuant to the subscription agreements, the Company also issued to the investors 5-year warrants to purchase an aggregate of 3,564,897 shares of common stock at an exercise price of $1.00 per share. The warrants are exercisable during the period commencing September 30, 2007 and ending March 30, 2012. The private placement was completed on March 30, 2007, however, a portion of the proceeds was received subsequent to March 31, 2007, resulting in a $250,000 subscription receivable at March 31, 2007.

Pursuant to these subscription agreements the Company agreed to file a registration statement covering the resale of the shares issued in the private placement, including the shares issuable upon exercise of the investor warrants and the placement agent warrants, with the Securities and Exchange Commission on or before May 14, 2007 and use its reasonable best efforts to have such registration statement declared effective by the Securities and Exchange Commission on or before July 28, 2007. In the event the Company has not filed such registration statement on or before May 14, 2007 or if the registration statement has not been declared effective on or before July 28, 2007, then in either case the Company shall make compensatory payments to the investors in an amount equal to one percent (1%) of the aggregate purchase price paid by the investors for each monthly period (or prorated portion thereof) in which the Company is in default of either of these obligations. In no event shall the amount of compensatory payments payable by the Company exceed ten percent (10%) of the aggregate purchase price paid by the investors. The Company filed the registration statement of May 9, 2007.

The Company engaged Paramount BioCapital, Inc., an affiliate of a significant stockholder of the Company, as its placement agent in connection with the private placement. In consideration for its services, the Company paid aggregate cash commissions of approximately $600,000 and issued to Paramount a 5-year warrant to purchase an aggregate of 509,275 shares at an exercise price of $1.00 per share.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7)    SUBSEQUENT EVENTS

a)     Altoderm License Agreement

On April 3, 2007, the Company entered into a license agreement for “Altoderm” (the “Altoderm Agreement”) with Thornton & Ross LTD (“T&R”). Pursuant to the Altoderm Agreement, the Company acquired an exclusive North American license to certain patent rights and other intellectual property relating to Altoderm, a topical skin lotion product candidate using sodium cromoglicate for the treatment of atopic dermatitis. In accordance with the terms of the Altoderm Agreement, the Company issued 125,000 shares of its common stock, valued at $112,500, and made a cash payment of $475,000 to T&R upon the execution of the agreement. Further, the Company agreed to make future milestone payments to T&R comprised of various combinations of cash and common stock in respective aggregate amounts of $5,675,000 and 875,000 shares of common stock upon the achievement of various clinical and regulatory milestones. The Company also agreed to pay royalties on net sales of products using the licensed patent rights at rates ranging from 10% to 20%, depending on the level of annual net sales, and subject to an annual minimum royalty payment of $1 million in each year following the first commercial sale of Altoderm. The Company may sublicense the patent rights. The Company agreed to pay T&R 30% the royalties received by the Company under such sublicense agreements.

b)             Altolyn License Agreement

On April 3, 2007, the Company and T&R also entered into a license agreement for “Altolyn” (the “Altolyn Agreement”). Pursuant to the Altolyn Agreement, the Company acquired an exclusive North American license to certain patent rights and other intellectual property relating to Altolyn, an oral formulation product candidate using sodium cromoglicate for the treatment of mastocytosis, food allergies, and inflammatory bowel disorder. In accordance with the terms of the Altolyn Agreement, the Company made a cash payment of $475,000 to T&R upon the execution of the agreement. Further, the Company agreed to make future cash milestone payments to T&R in an aggregate amount of $5,675,000 upon the achievement of various clinical and regulatory milestones. The Company also agreed to pay royalties on net sales of products using the licensed patent rights at rates ranging from 10% to 20%, depending on the level of annual net sales, and subject to an annual minimum royalty payment of $1 million in each year following the first commercial sale of Altolyn. The Company may sublicense the patent rights. The Company agreed to pay T&R 30% the royalties received by the Company under such sublicense agreements.

Item 2.    Management’s Discussion and Analysis Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2006 (the “Annual Report”) and our financial statements as of and for the three months ended March 31, 2007 included elsewhere in this report.

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

We are a development stage biopharmaceutical company focused on developing and commercializing innovative pharmaceutical therapies for underserved patient populations. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest, funding their research and development and eventually either bringing the technologies to market or out-licensing. We currently have five product candidates in development:
•	Oleoyl-estrone, an orally administered small molecule for the treatment of obesity;
•	Topical PTH (1-34) for the treatment of psoriasis;
•	Altoderm, a proprietary formulation of topical cromolyn sodium for the treatment of atopic dermatitis;
•	Altolyn, a proprietary site specific tablet formulation of oral cromolyn sodium for the treatment of mastocytosis;
•	and Lingual Spray Propofol for sedation prior to diagnostic, therapeutic or endoscopic procedures.

We have not received regulatory approval for, or generated commercial revenues from marketing or selling any drugs.

You should read the following discussion of our results of operations and financial condition in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly report on Form 10-Q. This discussion includes “forward-looking” statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, particularly those risks identified under the heading “Risk Factors” following Item 1 in the 2006 Annual Report, and should not unduly rely on these forward looking statements.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MARCH 31, 2007 VS 2006

	Quarter ended March 31, 2007	Quarter ended March 31, 2006	Increase (decrease)	% Increase (decrease)
Costs and expenses
Research and development
Stock based compensation	$103,000	$98,000	$5,000	5.1%
Other research and development expense	$1,576,000	$1,588,000	$(12,000)	(0.8)%
Total research and development expense	$1,679,000	$1,686,000	$(7,000)	(0.4)%
General and administrative
Stock based compensation	$232,000	$214,000	$18,000	8.4%
Other general and administrative expense	$683,000	$597,000	$86,000	14.4%
Total general and administrative expense	$915,000	$811,000	$104,000	12.8%
Other income	$30,000	$99,000	$(69,000)	(69.7)%
Net loss	$2,564,000	$2,398,000	$166,000	6.9%

During each of the quarters ended March 31, 2007 and 2006, we had no revenues, and are considered a development stage company. We do not expect to have revenues relating to our technologies prior to March 31, 2008, if at all.

For the quarter ended March 31, 2007 research and development expense was $1,679,000 as compared to $1,686,000 for the quarter ended March 31, 2006. The decrease of $7,000, less than 1%, is comprised of a $5,000 increase in stock based compensation and an increase of $567,000 due to increased development activities of our Oleoyl-estrone product candidate offset by a decrease of $572,000 due to decreased development activities of our PTH (1-34) product candidate.

For the three months ended March 31, 2007, general and administrative expense was $915,000 as compared to $811,000 for the three months ended March 31, 2006. The increase of $104,000, or 12.8%, is due primarily to increases of $18,000 in stock based compensation, of $75,000 in payroll and related costs, of $46,000 in spending on business development activities partially offset by a decrease of $13,000 in insurance costs.

For the quarter ended March 31, 2007, other income was $30,000 as compared to $99,000 for the quarter ended March 31, 2006. The decrease of $69,000, or 69.7%, is due primarily to a decrease in interest income of approximately $68,000 which resulted from lower average balances in interest bearing cash and short-term investment accounts.

Net loss for the three months ended March 31, 2007, was $2,564,000 as compared to $2,398,000 for the three months ended March 31, 2006. The increase of $166,000, or 6.9%, in net loss is attributable to an increase in general and administrative expense of $104,000 and a decrease in other income of $69,000, partially offset by a decrease in research and development expense of $7,000.

LIQUIDITY AND CAPITAL RESOURCES

From inception to March 31, 2007, we incurred a deficit during the development stage of $45.5 million primarily as a result of our net losses and preferred stock dividends. We expect to continue to incur additional losses through at least March 31, 2008 and for the foreseeable future thereafter. These losses have been incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations since inception primarily through equity financing and our licensing and sale of certain residual royalty rights. During the three months ended March 31, 2007, we had a net increase in cash and cash equivalents of $5.7 million. This increase resulted largely from net proceeds related to the sale of common stock of $7.8 million partially offset by net cash used in operating activities of $2.2 million. Total liquid resources as of March 31, 2007 were $8.7 million compared to $3.0 million at December 31, 2006.

Our current liabilities as of March 31, 2007 were $2.2 million compared to $1.9 million at December 31, 2006, an increase of $300,000. This increase was primarily due to increases in accrued liabilities of $44,000 related to the ongoing clinical trials of OE, an increase in accounts payable of $130,000 and an increase in accrued bonuses of $97,000. As of March 31, 2007, we had working capital of $7 million compared to $1.4 million at December 31, 2006. This $5.6 million increase in working capital is primarily due to net proceeds related to the sale of common stock of approximately $7.8 million offset by net cash used in operating activities of $2.2 million during the three months ended March 31, 2007.

On March 30, 2007, we entered into a series of subscription agreements with various institutional and other accredited investors for the issuance and sale in a private placement of an aggregate of 10,185,502 shares of our common stock for net proceeds of approximately $7.8 million. Of the total amount of shares issued, 10,129,947 were sold at a per share price of $0.84, and an additional 55,555 shares were sold to an entity affiliated with a director of the Company, at a per share price of $0.90, the closing sale price of the common stock on March 29, 2007. Pursuant to the subscription agreements, we also issued to the investors 5-year warrants to purchase an aggregate of 3,564,897 shares of our common stock at an exercise price of $1.00 per share. The warrants are exercisable during the period commencing September 30, 2007 and ending March 30, 2012.

Pursuant to these subscription agreements the Company agreed to file a registration statement covering the resale of the shares issued in the private placement, including the shares issuable upon exercise of the investor warrants and the placement agent warrants with the Securities and Exchange Commission on or before May 14, 2007 and use its reasonable best efforts to have such registration statement declared effective by the Securities and Exchange Commission on or before July 28, 2007. In the event the Company has not filed such registration statement on or before May 14, 2007 or if the registration statement has not been declared effective on or before July 28, 2007, then in either case the Company shall make compensatory payments to the investors in an amount equal to one percent (1%) of the aggregate purchase price paid by the investors for each monthly period (or prorated portion thereof) in which the Company is in default of either of these obligations. In no event shall the amount of compensatory payments payable by the Company exceed ten percent (10%) of the aggregate purchase price paid by the investors. The Company filed the registration statement on May 9, 2007.

The Company engaged Paramount BioCapital, Inc., a related party, as its placement agent in connection with the private placement. In consideration for its services, we paid aggregate cash commissions of approximately $600,000 and issued to Paramount a 5-year warrant to purchase an aggregate of 509,275 shares at an exercise price of $1.00 per share.

We often contract with third parties to facilitate, coordinate and perform agreed upon research and development of our product candidates. To ensure that research and development costs are expensed as incurred, we record monthly accruals for clinical trials and preclinical testing costs based on the work performed under the contracts.

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

In March 2006, we entered into a research and development agreement with Swiss Pharma Contract Ltd., or Swiss Pharma, to perform a Phase 2a clinical study in 100 obese patients of our Oleoyl-estrone product candidate for the treatment of obesity. The contract requires us to pay up to $2,151,840 to Swiss Pharma for conducting the study.

In the fourth quarter of 2006, we expanded this ongoing Phase 2a clinical trial of Oleoyl-estrone in obesity study into two new clinical sites in the United States. Because the size of the study has not been expanded beyond the 100 obese patients, we do not anticipate the addition of the two new sites to materially increase our total financial commitment of up to $2,152,000. Such financial commitment will now be paid to three clinical centers rather than one. We have completed dosing patients in this Phase 2 a study and expect it to conclude in mid-2007.

Expenses associated with the ongoing clinical trials are recognized on this activity based basis, therefore, the expense recognition differs from the payment schedules. Through March 31, 2007, we have recognized a cumulative expense of $1,676,000 for this clinical trial and expect the balance of the financial commitment of approximately $500,000 to be incurred through the conclusion of the trial. During the first quarter of 2007, we made cash payments of $535,000 and recognized expense of $546,000. Our prepaid expenses decreased by $156,000 and our accrued liabilities increased by $34,000 during the quarter.

In the fourth quarter of 2006, we commenced a Phase 2a study of Oleoyl-estrone in the morbidly obese at St. Lukes/Roosevelt hospital in New York. The financial commitment for this study is approximately $685,000.

In the first quarter of 2007, we expanded this ongoing Phase 2a clinical trial in the morbidly obese into two new clinical sites, also in the United States. The scope and financial commitment of this study remains unchanged. We have completed dosing patients in this Phase 2 a study and expect it to conclude in mid-2007.

Expenses associated with the ongoing clinical trials are recognized on this activity based basis, therefore, the expense recognition differs from the payment schedules. Through March 31, 2007, we have recognized a cumulative expense of $119,000 for this clinical trial and expect the balance of the financial commitment of approximately $570,000 to be incurred through the conclusion of the trial. During the first quarter of 2007, we made cash payments of $46,000 and recognized expense of $65,000. Our prepaid expenses decreased by $4,000 and our accrued liabilities decreased by $23,000 during the quarter.

Expenses associated with the ongoing clinical trials are recognized on this activity based basis, therefore, the expense recognition differs from the payment schedules. During the first quarter of 2007 we reduced our prepaid expenses by $156,000 and recognized $103,000 of accrued expense related to the common obesity clinical trial.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through March 31, 2007, a significant portion of our financing has been through private placements of common stock, preferred stock and warrants to purchase common stock. Until our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Management believes that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future. Based on the resources available to us at March 31, 2007, management believes that we will need additional equity or debt financing or will need to generate revenues through licensing our products or entering into strategic alliances to be able to sustain our operations into 2008 and we will need additional financing thereafter until we can achieve profitability, if ever.

Although we currently have sufficient capital to fund our anticipated 2007 expenditures, we will need to raise additional capital in order to complete the anticipated development programs for each of our research and development projects. If we are unable to raise such additional capital, we may have to sublicense our rights to a third party as a means of continuing development, or, although less likely, we may be required to abandon further development efforts altogether, either of which would have a material adverse effect on the prospects of our business.

In January 2007 we received notice from the staff of the American Stock Exchange, or AMEX, indicating that we were not in compliance with certain continued listing standards set forth in the American Stock Exchange Company Guide. Specifically, the American Stock Exchange notice cited our failure to comply, as of September 30, 2006, with section 1003(a)(ii) of the AMEX Company Guide as we had less than the $4,000,000 of stockholders’ equity and had losses from continuing operations and/or net losses in three of its four most recent fiscal years and with section 1003(a) (iii) which requires us to maintain $6,000,000 of stockholders’ equity if we have experienced losses from continuing operations and /or net losses in its five most recent fiscal years.

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

Oleoyl-estrone

We completed Phase 1a and Phase 1b clinical trials in May 2005 and July 2005, respectively, and released data on both trials in October 2005. The Phase 1a and Phase 1b clinical trials were dose escalation studies to determine the safety and tolerability of defined doses of orally administered Oleoyl-estrone in obese adult volunteers as well as the pharmacokinetic profile (i.e. the manner in which the drug is absorbed, distributed, metabolized and excreted by the body) of Oleoyl-estrone in both men and women.

Extensive preclinical studies of OE have shown evidence of weight loss, sustained weight loss after dosing stops, and reduced food intake. These studies have also shown evidence of beneficial changes in blood glucose and cholesterol levels. This work is supported by dozens of peer-reviewed journal publications over the past ten years. Results of the Phase 1 clinical studies with OE, reported in October 2005, showed OE was clinically well tolerated at all dose levels. The Phase 1 data in humans points to similar beneficial effects of OE as shown in preclinical studies including weight loss, sustained weight loss and beneficial changes in blood glucose and cholesterol. Clinical laboratory findings included dose-dependent elevations in estrone and estradiol levels, as well as reductions in testosterone levels; all had returned to baseline by the first follow-up visit, 8 days after dosing stopped.

In March 2006, we commenced a Phase 2a clinical study evaluating oral Oleoyl-estrone in obese adult subjects with a body mass index (BMI) of 27-38.9. This randomized, double-blind, placebo-controlled, parallel group study is designed to evaluate the safety and preliminary efficacy of oral Oleoyl-estrone in 100 common obese male and female subjects. Enrollment in this study was completed in February 2007. We have completed patient dosing, expect the last patient to complete the study in mid-June 2007, and plan to complete data analysis in July 2007.

In the fourth quarter of 2006, we also commenced a Phase 2a clinical study evaluating oral Oleoyl-estrone in 24 morbidly obese male subjects (BMI 40-55). F. Xavier Pi-Sunyer, MD, of St. Luke’s-Roosevelt Hospital Center, University Hospital of Columbia University College of Physicians and Surgeons is serving as Principal Investigator. We have completed patient dosing and expect the study conclude mid-year 2007.

To date, we have incurred $13,727,000 of project costs related to our development of Oleoyl-estrone, including milestone payments triggered under our license agreement for Oleoyl-estrone, of which $1,426,000 was incurred in the first three months of 2007. Since Oleoyl-estrone is regarded by the FDA as a new entity, it is not realistic to predict the size and the design of future studies at this time.

PTH (1-34)

We are developing PTH (1-34) as a topical treatment for psoriasis. In 2003, researchers, led by Michael Holick, PhD, MD, Professor of Medicine, Physiology, and Biophysics at Boston University Medical Center, reported positive results from a US Phase 1 and 2 clinical trial evaluating the safety and efficacy of PTH (1-34) as a topical treatment for psoriasis. This double-blind, controlled trial in 15 patients compared PTH (1-34) formulated in the Novasome® Technology versus the Novasome® vehicle alone. Following 8 weeks of treatment, the topical application of PTH (1-34) resulted in complete clearing of the treated lesion in 60% of patients and partial clearing in 85% of patients. Additionally, there was a statistically significant improvement in the global severity score. Ten patients continued receiving PTH (1-34) in an open label extension study in which the Psoriasis Area and Severity Index (PASI) was measured; PASI improvement across all 10 patients achieved statistically significant improvement compared to baseline. This study showed PTH (1-34) to be well tolerated and efficacious for the treatment of plaque psoriasis with no patients experiencing any clinically significant adverse events.

Due to the high response rate seen in patients in the initial trial with PTH (1-34), we believe that it may have an important clinical advantage over current topical psoriasis treatments. A physician sponsored Investigative New Drug application Phase 2a trial involving PTH (1-34) was initiated in December 2005 under the auspices of Boston University. In April 2006, we reported a delay in this planned Phase 2a clinical study of topical PTH (1-34) due to a formulation issue. We believe we have identified and resolved this issue. An improved formulation has been produced and several patent applications are being prepared. We expect to initiate clinical activities during 2007.

To date, we have incurred $2,939,000 of project costs related to our development of PTH (1-34). These project costs have been incurred since April 1, 2005, the date of the Tarpan Therapeutics acquisition, $243,000 of which was incurred in the first three months of 2007.

Lingual spray propofol

We are developing propofol lingual spray, which we in-licensed from NovaDel Pharma, Inc. for light to medium sedation, on a Section 505(b)(2) bioequivalence regulatory pathway toward approval by the U.S. Food and Drug Administration (FDA). In January 2005, the FDA accepted our IND for propofol lingual spray, allowing us to commence clinical trials. The FDA has indicated to us in discussions that we may proceed to a pivotal Phase 3 trial of propofol lingual spray following completion of Phase 1 trials. We continue to pursue a revised product presentation to meet the market opportunity and are working with several external experts to achieve these goals. As a result there was minimal spending on Propofol in the first three months of 2007.

To date, we have incurred $2,967,000 of project costs related to our development of propofol lingual spray, of which $10,000 was incurred in the first three months of 2007.

Altoderm

In April 2007 we entered into a license agreement with Thornton & Ross LTD, or T&R, pursuant to which we acquired exclusive North American rights to a dermatology product candidate called Altoderm™. Altoderm™ is a novel, proprietary formulation of topical cromolyn sodium and is designed to enhance the absorption of cromolyn sodium in order to treat atopic dermatitis, or “eczema.” This product candidate is currently being tested in a Phase 3 clinical trial in the United Kingdom. In a previously completed randomized, double-blind, placebo-controlled, parallel-group, Phase 3 clinical study in the United Kingdom the compound was administered for 12 weeks to 114 child subjects with moderately severe atopic dermatitis. In the study results, published in the British Journal of Dermatology in February 2005, Altoderm demonstrated a statistically significant reduction in symptoms. During the study, subjects were permitted to continue with their existing treatment, in most cases this consisted of emollients and topical steroids. A positive secondary outcome of the study was a reduction in the use of topical steroids for the Altoderm-treated subjects. See Note 7 - Subsequent Events.

Altolyn

In addition to the Altoderm™ license agreement, we entered into a separate license agreement with T&R pursuant to which we acquired exclusive North American rights to develop and commercialize Altolyn™. Altolyn™ is a proprietary, site specific, tablet formulation of oral cromolyn sodium for the treatment of mastocytosis. This novel formulation is designed to provide optimal availability by preferentially releasing the drug in the upper part of the small intestine, the purported site of action. In addition to mastocytosis early clinical experience in the United Kingdom suggests promising activity in patients with various allergic disorders, including inflammatory bowel conditions. Oral cromolyn sodium is the active ingredient in Gastrocrom® an oral liquid solution that is currently FDA approved for the treatment of mastocytosis. See Note 7 - Subsequent Events.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk is confined to our cash and cash equivalents. We have attempted to minimize risk by investing in high-quality financial instruments, primarily money market funds with no security having an effective duration longer than 90 days. If the market interest rate decreases by 100 basis points or 1%, the fair value of our cash and cash equivalents portfolio would have minimal to no impact on the carrying value of our portfolio. We did not hold any derivative instruments as of March 31, 2007, and we have never held such instruments in the past.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of that date were effective to ensure that information required to be disclosed in the reports we file under the Securities and Exchange Act is recorded, processed, summarized and reported on an accurate and timely basis.

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

Changes in Internal Control

During the quarter ended March 31, 2007, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A.        Risk Factors

We have not had material changes to our risk factor disclosure in our Annual Report on Form 10-KSB for the year ended December 31, 2006 under the caption “Risk Factors” following Item 1 of such report.

Item 6.           Exhibits

Exhibit No.	Description

4.1	Form of warrant issued to investors in March 30, 2007 private placement (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed April 5, 2007).

4.2	Form of warrant issued to placement agent in connection with the March 30, 2007 private placement (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed April 5, 2007).

10.1	Summary of terms of non-employee director compensation (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 5, 2007).

10.2	Form of subscription agreement between the Company and investors in the March 30, 2007 private placement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 5, 2007).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANHATTAN PHARMACEUTICALS, INC.

Date: May 15, 2007	By: /s/ Douglas Abel Douglas Abel President and Chief Executive Officer

Date: May 15, 2007	By: /s/ Michael G. McGuinness Michael G. McGuinness Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.