Form 10-Q
period 2007-06-30
MANHATTAN PHARMACEUTICALS INC
filed 2007-08-14
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 1, 2007 there were 70,474,232 shares of the issuer’s common stock, $.001 par value, outstanding.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities and Exchange Act of 1934. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “may,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. These statements are therefore subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Such risks and uncertainties relate to, among other factors:

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$4,790,589	$3,029,118
Prepaid expenses	352,657	264,586
Total current assets	5,143,246	3,293,704

Property and equipment, net	62,904	83,743
Other assets	70,506	70,506
Total assets	$5,276,656	$3,447,953

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,001,849	$1,393,296
Accrued expenses	1,528,406	550,029
Total liabilities	2,530,255	1,943,325

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value. Authorized 1,500,000 shares; no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $.001 par value. Authorized 150,000,000 shares; 70,474,232 and 60,120,038 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	70,474	60,120
Additional paid-in capital	53,101,402	44,411,326
Deficit accumulated during the development stage	(50,425,475)	(42,966,818)
Total stockholders’ equity	2,746,401	1,504,628
Total liabilities and stockholders' equity	$5,276,656	$3,447,953

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					Cumulative
					period from
					August 6, 2001
					(inception) to
	Three Months ended June 30,		Six months ended June 30,		June 30,
	2007	2006	2007	2006	2007

Revenue	$—	$—	$—	$—	$—

Costs and expenses:
Research and development	3,871,634	1,570,905	5,551,082	3,257,346	23,504,438
General and administrative	1,052,374	786,391	1,967,098	1,597,336	12,211,191
In-process research and development charge	-	—	—	—	11,887,807
Impairment of intangible assets	-	—	—	—	1,248,230
Loss on disposition of intangible assets	-	—	—	—	1,213,878
Total operating expenses	4,924,008	2,357,296	7,518,180	4,854,682	50,065,544
Operating loss	(4,924,008)	(2,357,296)	(7,518,180)	(4,854,682)	(50,065,544)

Other (income) expense:
Interest and other income	(29,608)	(86,483)	(59,998)	(185,189)	(769,714)
Interest expense	-	238	475	238	26,033
Realized gain on sale of marketable equity securities	-	—	—	(490)	(76,032)
Total other income	(29,608)	(86,245)	(59,523)	(185,441)	(819,713)
Net loss	(4,894,400)	(2,271,051)	(7,458,657)	(4,669,241)	(49,245,831)

Preferred stock dividends (including imputed amounts)	-	—	—	—	(1,179,644)
Net loss applicable to common shares	$(4,894,400)	$(2,271,051)	$(7,458,657)	$(4,669,241)	$(50,425,475)

Net loss per common share:
Basic and diluted	$(0.07)	$(0.04)	$(0.11)	$(0.08)

Weighted average shares of common stock outstanding:
Basic and diluted	70,463,543	60,116,174	65,377,865	60,104,500

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statement of Stockholders' Equity (Deficiency)
(Unaudited)
							Deficit	Dividends			Total
	Series A						accumulated	payable in	Accumulated		stock-
	convertible				Additional		during	Series A	other	Unearned	holders'
	preferred stock		Common stock		paid-in	Subscription	development	preferred	comprehensive	consulting	equity
	Shares	Amount	Shares	Amount	capital	receivable	stage	shares	income (loss)	services	(deficiency)
Stock issued at $0.0004 per share for subscription receivable	—	$—	10,167,741	$10,168	$(6,168)	$(4,000)	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	(56,796)	—	—	—	(56,796)
Balance at December 31, 2001	—	—	10,167,741	10,168	(6,168)	(4,000)	(56,796)	—	—	—	(56,796)
Proceeds from subscription receivable	—	—	—	—	—	4,000	—	—	—	—	4,000
Stock issued at $0.0004 per share for license rights	—	—	2,541,935	2,542	(1,542)	—	—	—	—	—	1,000
Stock options issued for consulting services	—	—	—	—	60,589	—	—	—	—	(60,589)	—
Amortization of unearned consulting services	—	—	—	—	—	—	—	—	—	22,721	22,721
Common stock issued at $0.63 per share, net of expenses	—	—	3,043,332	3,043	1,701,275	—	—	—	—	—	1,704,318
Net loss	—	—	—	—	—	—	(1,037,320)	—	—	—	(1,037,320)
Balance at December 31, 2002	—	—	15,753,008	15,753	1,754,154	—	(1,094,116)	—	—	(37,868)	637,923
Common stock issued at $0.63 per share, net of expenses	—	—	1,321,806	1,322	742,369	—	—	—	—	—	743,691
Effect of reverse acquisition	—	—	6,287,582	6,287	2,329,954	—	—	—	—	—	2,336,241
Amortization of unearned consulting costs	—	—	—	—	—	—	—	—	—	37,868	37,868
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(7,760)	—	(7,760)
Payment for fractional shares for stock combination	—	—	—	—	(300)	—	—	—	—	—	(300)
Preferred stock issued at $10 per share, net of expenses	1,000,000	1,000	—	—	9,045,176	—	—	—	—	—	9,046,176
Imputed preferred stock dividend	—	—	—	—	418,182	—	(418,182)	—	—	—	—
Net loss	—	—	—	—	—	—	(5,960,907)	—	—	—	(5,960,907)
Balance at December 31, 2003	1,000,000	1,000	23,362,396	23,362	14,289,535	—	(7,473,205)	—	(7,760)	—	6,832,932
Exercise of stock options	—	—	27,600	27	30,073	—	—	—	—	—	30,100
Common stock issued at $1.10, net of expenses	—	—	3,368,952	3,369	3,358,349	—	—	—	—	—	3,361,718
Preferred stock dividend accrued	—	—	—	—	—	—	(585,799)	585,799	—	—	—
Preferred stock dividends paid by issuance of shares	24,901	25	—	—	281,073	—	—	(282,388)	—	—	(1,290)
Conversion of preferred stock to common stock at $1.10 per share	(170,528)	(171)	1,550,239	1,551	(1,380)	—	—	—	—	—	—
Warrants issued for consulting services	—	—	—	—	125,558	—	—	—	—	(120,968)	4,590
Amortization of unearned consulting costs	—	—	—	—	—	—	—	—	—	100,800	100,800
Unrealized gain on short-term investments and reversal of unrealized loss on short-term investments	—	—	—	—	—	—	—	—	20,997	—	20,997
Net loss	—	—	—	—	—	—	(5,896,031)	—	—	—	(5,896,031)
Balance at December 31, 2004	854,373	854	28,309,187	28,309	18,083,208	—	(13,955,035)	303,411	13,237	(20,168)	4,453,816
Common stock issued at $1.11 and $1.15, net of expenses	—	—	11,917,680	11,918	12,238,291	—	—	—	—	—	12,250,209
Common stock issued to vendor at $1.11 per share in satisfaction of accounts payable	—	—	675,675	676	749,324	—	—	—	—	—	750,000
Exercise of stock options	—	—	32,400	33	32,367	—	—	—	—	—	32,400
Exercise of warrants	—	—	279,845	279	68,212	—	—	—	—	—	68,491
Preferred stock dividend accrued	—	—	—	—	—	—	(175,663)	175,663	—	—	—
Preferred stock dividends paid by issuance of shares	41,781	42	—	—	477,736	—	—	(479,074)	—	—	(1,296)
Conversion of preferred stock to common stock at $1.10 per share	(896,154)	(896)	8,146,858	8,147	(7,251)	—	—	—	—	—	—
Share-based compensation	—	—	—	—	66,971	—	—	—	—	20,168	87,139
Reversal of unrealized gain on short-term investments	—	—	—	—	—	—	—	—	(12,250)	—	(12,250)
Stock issued in connection with acquisition of Tarpan Therapeutics, Inc.	—	—	10,731,052	10,731	11,042,253	—	—	—	—	—	11,052,984
Net loss	—	—	—	—	—	—	(19,140,997)	—	—	—	(19,140,997)
Balance at December 31, 2005	—	—	60,092,697	60,093	42,751,111	—	(33,271,695)	—	987	—	9,540,496
Cashless exercise of warrants	—	—	27,341	27	(27)	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,675,499	—	—	—	—	—	1,675,499
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(987)	—	(987)
Costs associated with private placement	—	—	—	—	(15,257)	—	—	—	—	—	(15,257)
Net loss	—	—	—	—	—	—	(9,695,123)	—	—	—	(9,695,123)
Balance at December 31, 2006	—	—	60,120,038	60,120	44,411,326	—	(42,966,818)	—	—	—	1,504,628
Common stock issued at $0.84 and $0.90, net of expenses	—	—	10,185,502	10,186	7,843,967	—	—	—	—	—	7,854,153
Common stock issued to directors at $0.72 per share in satisfaction of accounts payable	—	—	27,776	28	19,972		—	—	—	—	20,000
Common stock issued in connection with in-licensing agreement at $0.90 per share	—	—	125,000	125	112,375	—	—	—	—	—	112,500
Share-based compensation	—	—	—	—	706,549	—	—	—	—	—	706,549
Exercise of warrants	—	—	10,327	15	7,219	—	—	—	—	—	7,234
Cashless exercise of warrants	—	—	5,589	—	(6)	—	—	—	—	—	(6)
Net loss	—	—	—	—	-	—	(7,458,657)	—	—	—	(7,458,657)
Balance at June 30, 2007	—	$—	70,474,232	$70,474	$53,101,402	$—	$(50,425,475)	$—	$—	$—	$2,746,401

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			period from
			August 6, 2001
			(inception) to
	Six months ended June 30,		June 30,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(7,458,657)	$(4,669,241)	$(49,245,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	706,549	619,128	2,630,576
Shares issued in connection with in-licensing agreement	112,500	—	112,500
Amortization of intangible assets	—	—	145,162
Gain on sale of marketable equity securities	—	(490)	(76,032)
Depreciation	29,974	29,484	177,454
Non cash portion of in-process research and development charge	—	—	11,721,623
Loss on impairment and disposition of intangible assets	—	—	2,462,108
Other	—	—	5,590
Changes in operating assets and liabilities, net of acquisitions:
Increase in prepaid expenses and other current assets	(88,071)	(780,863)	(294,412)
Increase in other assets	—	—	(70,506)
Increase/(decrease) in accounts payable	(371,447)	345,243	1,422,063
Increase in accrued expenses	978,377	203,778	988,085
Net cash used in operating activities	(6,090,775)	(4,252,961)	(30,021,620)
Cash flows from investing activities:
Purchase of property and equipment	(9,135)	(12,832)	(230,636)
Cash acquired (paid) in connection with acquisitions, net	—	—	(26,031)
Proceeds from sale (payments for purchase)of short-term investments, net	—	500,000	435,938
Proceeds from sale of license	—	—	200,001
Net cash provided by (used in) investing activities	(9,135)	487,168	379,272
Cash flows from financing activities:
Repayments of notes payable to stockholders	—	—	(884,902)
Payment for fractional shares for preferred stock dividends	—	—	(2,286)
Proceeds related to sale of common stock, net	7,854,153	(15,256)	25,898,230
Proceeds from sale of preferred stock, net	—	—	9,046,176
Proceeds from exercise of warrants and stock options	7,228	—	138,219
Other, net	—	—	237,500
Net cash (used in) provided by financing activities	7,861,381	(15,256)	34,432,937
Net (decrease) increase in cash and cash equivalents	1,761,471	(3,781,049)	4,790,589
Cash and cash equivalents at beginning of period	3,029,118	9,826,336	—
Cash and cash equivalents at end of period	$4,790,589	$6,045,287	$4,790,589

Supplemental disclosure of cash flow information:
Interest paid	$475	$238	$26,033
Supplemental disclosure of noncash investing and financing activities:
Common stock issued in satisfaction of accounts payable	$20,000	$—	$770,000
Imputed preferred stock dividend	—	—	418,182
Preferred stock dividends accrued	—	—	761,462
Conversion of preferred stock to common stock	—	—	9,046,176
Preferred stock dividends paid by issuance of shares	—	—	759,134
Issuance of common stock for acquisitions	—	—	13,389,226
Issuance of common stock in connection with in-licensing agreement	112,500	—	112,500
Marketable equity securities received in connection with sale of license	—	—	359,907
Net liabilities assumed over assets acquired in business combination	—	—	(675,416)
Cashless exercise of warrants	6	27	33

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

As of December 31, 2006 all of the Company’s subsidiaries had either been dissolved or merged into Manhattan. As a result, the Company had no subsidiaries during the three and six month periods ended June 30, 2007.

As of June 30, 2007, the Company has not generated any revenues from its operations and is considered to be a development stage company.

Reclassifications

Certain reclassifications have been made to prior-year amounts to conform to the current-year presentations.

Segment Reporting

The Company has determined that it operates in only one segment currently, which is biopharmaceutical research and development.

Income Taxes

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109. The implementation of FIN 48 had no impact on the Company’s financial statements as the Company has no unrecognized tax benefits.  The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

New Accounting Pronouncements

In March 2007, the FASB issued FASB Staff Position EITF 07-03 (“FSP 07-03”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. FSP 07-03 addresses whether nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. FSP 07-03 will be effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company currently believes that the adoption of FSP 07-03 will have no material impact on its financial position or results of operations.

(2)	LIQUIDITY

The Company incurred a net loss of $7,458,657 and negative cash flows from operating activities of $6,090,775 for the six months ended June 30, 2007. The net loss from date of inception, August 6, 2001 to June 30, 2007 amounts to $49,245,831.

Management believes that the Company will continue to incur net losses through at least June 30, 2008, and for the foreseeable future thereafter. Based on the resources of the Company available at June 30, 2007, management believes that the Company will need additional equity or debt financing or will need to generate revenues through licensing of its products or entering into strategic alliances to be able to sustain its operations into 2008. Furthermore, we will need additional financing thereafter to complete development and commercialization of our product candidates.

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

Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from the assumed exercise of stock options and stock warrants would have an antidilutive effect because the Company incurred a net loss during each period presented. The amounts of potentially dilutive securities excluded from the calculation of diluted net loss per share were 18,634,521 and 13,142,729 as of June 30, 2007 and 2006, respectively.

(4)	SHARE-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,”  (“Statement 123(R)”) for employee options using the modified prospective transition method. Statement 123(R) revised Statement 123 “Accounting for Stock-based Compensation” to eliminate the option to use the intrinsic value method and required the Company to expense the fair value of all employee options over the vesting period. Under the modified prospective transition method, the Company recognized compensation cost for the three and six month periods ending June 30, 2007 and 2006 based on the grant date fair value estimated in accordance with Statement 123(R). This includes (a) period compensation cost related to share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and (b) period compensation cost related to share-based payments granted on or after January 1, 2006. In accordance with the modified prospective method, the Company has not restated prior period results.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company recognized compensation expense related to stock option grants on a straight-line basis over the vesting period. The Company recognized share-based compensation cost of $371,339 and $307,216, for the three month periods ended June 30, 2007 and 2006 respectively, and $706,549 and $619,128 for the six month periods ended June 30, 2007 and 2006, respectively in accordance with Statement 123(R). The Company did not capitalize any share-based compensation cost.

Options granted to consultants and other non-employees are accounted for in accordance with Emerging Issues Task Force (“EITF”) No. 96-18 "Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", and Financial Accounting Standards Board Interpretation No 28 “Accounting for Stock Appreciation Rights and Other Variable Option or Award Plans”.  Accordingly, such options are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is amortized to consulting expense over the related vesting period.  As a result of adjusting consultant and other non-employee options to fair value as of June 30, 2007 and 2006, net of amortization, the Company recognized general and administrative and research and development expenses of $185 and $3,556, respectively for the three-and six months ended June 30, 2007 and $(50,292) and $(26,321) for the three and six months ended June 30, 2006.

The Company has allocated share-based compensation costs to general and administrative and research and development expenses as follows:

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

General and administrative expense:

Share-based employee compensation cost	$249,623	$252,361	$471,544	$444,977
Share-based consultant and non-employee (credit) cost	—	(28,450)	10,550	(22,861)
	$249,623	$223,911	$482,094	$422,116

Research and development expense

Share-based employee compensation cost	$121,531	$105,147	$231,449	$200,472
Share-based consultant and non-employee (credit) cost	185	(21,842)	(6,994)	(3,460)
	$121,716	$83,305	$224,455	$197,012

Total share-based cost	$371,339	$307,216	$706,549	$619,128

The Company has shareholder-approved stock incentive plans for employees under which it has granted non-qualified and incentive stock options. In December 2003, the Company established the 2003 Stock Option Plan (the “2003 Plan”), which provided for the granting of up to 5,400,000 options to officers, directors, employees and consultants for the purchase of stock. The Company increased the number of shares of common stock reserved for issuance under the 2003 Plan in August 2005 by 2,000,000 shares and in May 2007 by 3,000,000 shares. At June 30, 2007, 10,400,000 shares were authorized for issuance. Under the 2003 Plan at June 30, 2007 options to purchase 7,096,598 shares were outstanding and 27,776 shares of common stock have been issued leaving a total of 3,275,626 shares reserved for future stock option grants. The options have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally three years) and are issued at an exercise price equal to or greater than the fair market value of the shares at the date of grant. The 2003 Plan expires on December 10, 2013 or when all options have been granted, whichever is sooner. Under the 2003 Plan, the Company granted options to purchase an aggregate of 1,342,500 shares of common stock during the six months ended June 30, 2007 of which options to purchase 300,000 and 97,500 shares of common stock were granted at an exercise price of $0.72 per share to directors and employees, respectively, options to purchase 75,000 shares of common stock were granted to an employee at an exercise price of $0.82 per share, and options to purchase 870,000 shares of common stock were granted to officers at an exercise price of $0.95 per share. Additionally, on January 30, 2007, the Company’s non-employee directors agreed to accept an aggregate of 27,776 shares of the Company’s common stock, each valued at $0.72 per share (the closing sale price of the common stock on such date), in lieu of receiving $20,000 in aggregate cash fees owed to such directors for their services in 2006. Such shares were issued pursuant to the 2003 plan.

In July 1995, the Company established the 1995 Stock Option Plan (the”1995 Plan”), which provided for the granting of options to purchase up to 130,000 shares of the Company’s common stock to officers, directors, employees and consultants. The 1995 Plan was amended several times to increase the number shares reserved for stock option grants. In June 2005, the 1995 Plan expired and no further options can be granted. As of June 30, 2007, options to purchase 1,137,240 shares were outstanding under the 1995 Plan and no shares were reserved for future stock option grants.

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

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges in 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Expected Volatility	79.7 - 93.2%	55%	79.7 - 93.2%	55%

Dividend yield	—	—	—	—

Expected term (in years)	6 - 8	4	6 - 8	4

Risk-free interest rate	4.56% - 4.96%	4.88%	4.56% - 4.96%	4.88%

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the status of the Company’s outstanding stock options as of June 30, 2007 and changes during the six months then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at
December 31, 2006	7,000,504	$1.31

Granted
Officers	870,000
Directors	300,000
Employees	172,500
Total Granted	1,342,500	0.88
Exercised	-	-
Cancelled	(109,166)	0.95

Outstanding at
June 30, 2007	8,233,838	$1.25	7.43	$387,171

Options exercisable at
June 30, 2007	5,102,546	$1.30	6.95	$341,821

Weighted-average
fair value of options
granted during the
six months ended
June 30, 2007	$0.63

As of June 30, 2007, the total compensation cost related to non-vested option awards not yet recognized is $1,419,413. The weighted average period over which it is expected to be recognized is approximately 1.2 years.

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

The Company often contracts with third parties to facilitate, coordinate and perform agreed-upon research and development of its product candidates. To ensure that research and development costs are expensed as incurred, the Company records monthly accruals for clinical trials and preclinical testing costs based on the work performed under the contracts.

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

Expenses associated with the recently concluded clinical trials of Oleoyl-estrone in common obesity and morbid obesity were recognized on this activity-based basis. At June 30, 2007 we recognized prepaid expense of $9,000 and accrued expenses of $267,000 related to these clinical trials. The remaining financial commitments for these clinical trials are negligible.

(6)	RECENTLY COMPLETED IN-LICENSING TRANSACTIONS

Altoderm License Agreement

On April 3, 2007, the Company entered into a license agreement for “Altoderm” (the “Altoderm Agreement”) with Thornton & Ross LTD (“T&R”). Pursuant to the Altoderm Agreement, the Company acquired an exclusive North American license to certain patent rights and other intellectual property relating to Altoderm, a topical skin lotion product candidate using sodium cromoglicate for the treatment of atopic dermatitis. In accordance with the terms of the Altoderm Agreement, the Company issued 125,000 shares of its common stock, valued at $112,500, and made a cash payment of $475,000 to T&R upon the execution of the agreement. These amounts have been included in research and development as fees associated with the in-licensing agreement. Further, the Company agreed to make future milestone payments to T&R comprised of various combinations of cash and common stock in respective aggregate amounts of $5,675,000 and 875,000 shares of common stock upon the achievement of various clinical and regulatory milestones. The Company also agreed to pay royalties on net sales of products using the licensed patent rights at rates ranging from 10% to 20%, depending on the level of annual net sales, and subject to an annual minimum royalty payment of $1 million in each year following the first commercial sale of Altoderm. The Company may sublicense the patent rights. The Company agreed to pay T&R 30% the royalties received by the Company under such sublicense agreements.

Altolyn License Agreement

On April 3, 2007, the Company and T&R also entered into a license agreement for “Altolyn” (the “Altolyn Agreement”). Pursuant to the Altolyn Agreement, the Company acquired an exclusive North American license to certain patent rights and other intellectual property relating to Altolyn, an oral formulation product candidate using sodium cromoglicate for the treatment of mastocytosis, food allergies, and inflammatory bowel disorder. In accordance with the terms of the Altolyn Agreement, the Company made a cash payment of $475,000 to T&R upon the execution of the agreement. This amount is included in research and development as a fee associated with the in-licensing agreement. Further, the Company agreed to make future cash milestone payments to T&R in an aggregate amount of $5,675,000 upon the achievement of various clinical and regulatory milestones. The Company also agreed to pay royalties on net sales of products using the licensed patent rights at rates ranging from 10% to 20%, depending on the level of annual net sales, and subject to an annual minimum royalty payment of $1 million in each year following the first commercial sale of Altolyn. The Company may sublicense the patent rights. The Company agreed to pay T&R 30% of the royalties received by the Company under such sublicense agreements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Hedrin License Agreement
On June 26, 2007, the Company entered into an exclusive license agreement for “Hedrin” (the “Hedrin Agreement”) with T&R and Kerris, S.A. (“Kerris”). Pursuant to the Hedrin Agreement, the Company has acquired an exclusive North American license to certain patent rights and other intellectual property relating to Hedrin(TM), a non-insecticide product candidate for the treatment of head lice. In addition, on June 26, 2007, the Company entered into a Supply Agreement with T&R pursuant to which T&R will be the Company’s exclusive supplier of Hedrin product.

In consideration for the license, the Company agreed to issue to T&R and Kerris (jointly, the “Licensor”) a combined total of 150,000 shares of its common stock upon the execution of the Hedrin Agreement, which were issued in August 2007. In addition, the Company also agreed to make a cash payment of $600,000 to the Licensor no later than July 3, 2007. These amounts have been accrued and included in research and development as fees associated with the in-licensing agreement. Further, the Company agreed to make future milestone payments to the Licensor in the aggregate amount of $2,500,000 upon the achievement of various clinical, regulatory, and patent issuance milestones, as well as up to $2,500,000 in a one-time success fee based on aggregate sales of the product by the Company and its licensees of at least $50,000,000. The Company also agreed to pay royalties of 8% (or, under certain circumstances, 4%) on net sales of licensed products. On a country-by-country basis, in the event there are no patent issues covering the Hedrin product, the obligation to pay royalties ends 10 years from the date of first commercial sale. The Company’s exclusivity under the License Agreement is subject to an annual minimum royalty payment of $1,000,000 (or, under certain circumstances, $500,000) in each of the third through seventh years following the first commercial sale of Hedrin. The Company may sublicense its rights under the Hedrin Agreement with the consent of Licensor and the proceeds resulting from such sublicenses will be shared with the Licensor.

Pursuant to the Supply Agreement, the Company has agreed that it and its sublicensees will purchase their respective requirements of the Hedrin product from T&R at agreed upon prices. Under certain circumstances where T&R is unable to supply Hedrin products in accordance with the terms and conditions of the Supply Agreement, the Company may obtain products from an alternative supplier subject to certain conditions. The term of the Supply Agreement ends upon termination of the Hedrin Agreement.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7)	PRIVATE PLACEMENT OF COMMON SHARES

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

Pursuant to these subscription agreements the Company filed a registration statement covering the resale of the shares issued in the private placement, including the shares issuable upon exercise of the investor warrants and the placement agent warrants, with the Securities and Exchange Commission on May 9, 2007, which was declared effective by the Securities and Exchange Commission on May 18, 2007.

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

(8)	SUBSEQUENT EVENTS

Oleoyl-estrone – results of Phase 2a studies

On July 9, 2007 the Company announced the results of its two Phase 2a clinical trials of oral Oleoyl-estrone (“OE”). The results of both randomized, double-blind, placebo controlled studies, one in common obesity and the other in morbid obesity, demonstrated no statistically or clinically meaningful placebo adjusted weight loss for any of the treatment arms evaluated. Based on these results, the Company is discontinuing its Oleoyl-estrone programs in both common obesity and morbid obesity.

Propofol Lingual Spray

On July 9, 2007 the Company announced that it is discontinuing development and intends to pursue appropriate out-licensing opportunities for Propofol Lingual Spray for pre-procedural sedation.

Item 2. Management’s Discussion and Analysis Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2006 (the “Annual Report”) and our financial statements as of and for the three and six month periods ended June 30, 2007 included elsewhere in this report.

We were incorporated in Delaware in 1993 under the name Atlantic Pharmaceuticals, Inc. and, in March 2000, we changed our name to Atlantic Technology Ventures, Inc. In 2003, we completed a “reverse acquisition” of privately held Manhattan Research Development, Inc. In connection with this transaction, we also changed our name to Manhattan Pharmaceuticals, Inc. From an accounting perspective, the accounting acquirer is considered to be Manhattan Research Development, Inc. and accordingly, the historical financial statements are those of Manhattan Research Development, Inc.

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

We are a development stage biopharmaceutical company focused on developing and commercializing innovative pharmaceutical therapies for underserved patient populations. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest, funding their research and development and eventually either bringing the technologies to market or out-licensing. We currently have four product candidates in development:
•	Topical PTH (1-34) for the treatment of psoriasis;
•	Altoderm, a proprietary formulation of topical cromolyn sodium for the treatment of atopic dermatitis;
•	Altolyn, a proprietary site specific tablet formulation of oral cromolyn sodium for the treatment of mastocytosis;
•	and Hedrin, a novel, non-insecticide treatment for head lice.
We have not received regulatory approval for, or generated commercial revenues from marketing or selling any drugs.
We have recently announced that we are discontinuing development of two product candidates, oral OE and Propofol Lingual Spray.

You should read the following discussion of our results of operations and financial condition in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion includes “forward-looking” statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, particularly those risks identified under the heading “Risk Factors” following Item 1 in the Annual Report, and should not unduly rely on these forward looking statements.

RESULTS OF OPERATIONS

SIX-MONTH PERIOD ENDED JUNE 30, 2007 VS 2006

	Six month period ended June 30, 2007	Six month period ended June 30, 2006	Increase (decrease)	% Increase (decrease)
Costs and expenses
Research and development
Stock based compensation	$224,000	$197,000	$27,000	13.7%
In-license and related fees	$1,803,000	$250,000	$1,553,000	621.2%
Other research and development expense	$3,524,000	$2,810,000	$714,000	25.4%
Total research and development expense	$5,551,000	$3,257,000	$2,294,000	70.4%
General and administrative
Stock based compensation	$482,000	$422,000	$60,0000	14.2%
Other general and administrative expense	$1,485,000	$1,175,000	$310,000	26.4%
Total general and administrative expense	$1,967,000	$1,597,000	$370,000	23.2%
Other income	$60,000	$185,000	$(125,000)	(67.6)%
Net loss	$7,458,000	$4,669,000	$2,789,000	59.7%

During each of the six months ended June 30, 2007 and 2006, we had no revenues, and are considered a development stage company. We do not expect to have revenues relating to our technologies prior to June 30, 2008, if at all.

For the six months ended June 30, 2007 total research and development expense was $5,551,000 as compared to $3,257,000 for the six months ended June 30, 2006. The increase of $2,294,000, or 70.4% is primarily comprised of an increase of $1,553,000 in in-license and associated fees, an increase of $740,000 in clinical activities of Oleoyl-estrone and an increase in development costs for Altoderm, Altolyn and Hedrin of $251,000, partially offset by decreases in development costs for PTH of $253,000 and for Propofol of $25,000 .

For the six months ended June 30, 2007, total general and administrative expense was $1,967,000 as compared to $1,597,000 for the six months ended June 30, 2006. The increase of $370,000, or 23.2%, is primarily due to increases of $60,000 in stock based compensation, of $107,000 in spending on business development activities, of $82,000 in payroll and related costs, of $63,000 in director compensation costs, of $35,000 in insurance costs and of $30,000 in office expenses.

For the six months ended June 30, 2007, other income was $60,000 as compared to $185,000 for the six months ended June 30, 2006. The decrease of $125,000, or 67.6%, is due primarily to a decrease in interest income which resulted from lower average balances in interest bearing cash and short-term investment accounts.

Net loss for the six months ended June 30, 2007, was $7,458,000 as compared to $4,669,000 for the six months ended June 30, 2006. The increase of $2,789,000, or 59.7%, in net loss is attributable to an increase in research and development expense of $2,294,000, an increase in general and administrative expense of $370,000 and a decrease in other income of $125,000.

THREE-MONTH PERIOD ENDED JUNE 30, 2007 VS 2006

	Quarter ended June 30, 2007	Quarter ended June 30, 2006	Increase (decrease)	% Increase (decrease)
Costs and expenses
Research and development
Stock based compensation	$122,000	$83,000	$39,000	47.0%
In-license and related fees	$1,803,000	$250,000	$1,553,000	621.2%
Other research and development expense	$1,947,000	$1,238,000	$709,000	57.3%
Total research and development expense	$3,872,000	$1,571,000	$2,301,000	146.5%
General and administrative
Stock based compensation	$250,000	$224,000	$26,000	11.6%
Other general and administrative expense	$802,000	$562,000	$240,000	42.7%
Total general and administrative expense	$1,052,000	$786,000	$266,000	33.8%
Other income	$30,000	$86,000	$(56,000)	(65.1)%
Net loss	$4,894,000	$2,271,000	$2,623,000	115.5%

During each of the quarters ended June 30, 2007 and 2006, we had no revenues, and are considered a development stage company. We do not expect to have revenues relating to our technologies prior to June 30, 2008, if at all.

For the quarter ended June 30, 2007 total research and development expense was $3,872,000 as compared to $1,571,000 for the quarter ended June 30, 2006. The increase of $2,301,000, or 146.5%, is primarily attributable to a $1,553,000 increase in in-license and associated fees, an increase of $174,000 in clinical activities of Oleoyl-estrone, an increase of $318,000 in development costs for PTH and an increase in development costs for Altoderm, Altolyn and Hedrin of $251,000, partially offset by a decreases in development costs for Propofol of $20,000.

For the three months ended June 30, 2007, total general and administrative expense was $1,052,000 as compared to $786,000 for the three months ended June 30, 2006. The increase of $266,000, or 33.8%, is primarily due to increases of $26,000 in stock based compensation, of $63,000 in spending on business development activities, of $33,000 in payroll and related costs, of $36,000 in director compensation costs, of $26,000 in insurance costs, of $42,000 in professional fees and of $22,000 in investor relations costs.

For the three months ended June 30, 2007, other income was $30,000 as compared to $86,000 for the three months ended June 30, 2006. The decrease of $56,000, or 65.1%, is due primarily to a decrease in interest income which resulted from lower average balances in interest bearing cash and short-term investment accounts.

Net loss for the three months ended June 30, 2007, was $4,894,000 as compared to $2,271,000 for the three months ended June 30, 2006. The increase of $2,623,000, or 115.5%, in net loss is attributable to an increase in research and development expense of $2,301,000, an increase in general and administrative expense of $266,000 and a decrease in other income of $56,000.

LIQUIDITY AND CAPITAL RESOURCES

From inception to June 30, 2007, we incurred a deficit during the development stage of $50.4 million primarily as a result of our net losses and preferred stock dividends. We expect to continue to incur additional losses through at least June 30, 2008 and for the foreseeable future thereafter. These losses have been incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations since inception primarily through equity financing and our licensing and sale of certain residual royalty rights. During the six months ended June 30, 2007, we had a net increase in cash and cash equivalents of $1.8 million. This increase resulted largely from net proceeds related to the sale of common stock of $7.9 million partially offset by net cash used in operating activities of $6.1 million. Total liquid resources as of June 30, 2007 were $4.8 million compared to $3.0 million at December 31, 2006.

Liquidity
As of June 30, 2007, we had working capital of $2.6 million compared to $1.4 million at December 31, 2006. This $1.2 million increase in working capital is primarily due to net proceeds related to the sale of common stock of approximately $7.9 million offset by net cash used in operating activities of $6.1 million during the six months ended June 30, 2007 and an increase in accounts payable and accrued expenses of $0.6 million.

March 2007 Private Placement
On March 30, 2007, we entered into a series of subscription agreements with various institutional and other accredited investors for the issuance and sale in a private placement of an aggregate of 10,185,502 shares of our common stock for net proceeds of approximately $7.9 million. Of the total amount of shares issued, 10,129,947 were sold at a per share price of $0.84, and an additional 55,555 shares were sold to an entity affiliated with a director of the Company, at a per share price of $0.90, the closing sale price of the common stock on March 29, 2007. Pursuant to the subscription agreements, we also issued to the investors 5-year warrants to purchase an aggregate of 3,564,897 shares of our common stock at an exercise price of $1.00 per share. The warrants are exercisable during the period commencing September 30, 2007 and ending March 30, 2012.

Pursuant to these subscription agreements the Company filed a registration statement covering the resale of the shares issued in the private placement, including the shares issuable upon exercise of the investor warrants and the placement agent warrants, with the Securities and Exchange Commission on May 9, 2007, which was declared effective by the Securities and Exchange Commission on May 18, 2007.

The Company engaged Paramount BioCapital, Inc., a related party, as its placement agent in connection with the private placement. In consideration for its services, we paid aggregate cash commissions of approximately $600,000 and issued to Paramount a 5-year warrant to purchase an aggregate of 509,275 shares at an exercise price of $1.00 per share.

Commitments
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

Expenses associated with the recently concluded clinical trials in common obesity and morbid obesity were recognized on this activity based basis. At June 30, 2007 we recognized prepaid expense of $9,000 and accrued expenses of $267,000 related to these clinical trials. The remaining financial commitments for these clinical trials are negligible.

Capital Resources
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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through June 30, 2007, a significant portion of our financing has been through private placements of common stock, preferred stock and warrants to purchase common stock. Until our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Management believes that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future. Based on the resources available to us at June 30, 2007, management believes that we will need additional equity or debt financing or will need to generate revenues through licensing our products or entering into strategic alliances to be able to sustain our operations into 2008 and we will need additional financing thereafter until we can achieve profitability, if ever.

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

In January 2007 we received notice from the staff of the American Stock Exchange, or AMEX, indicating that we were not in compliance with certain continued listing standards set forth in the American Stock Exchange Company Guide. Specifically, the American Stock Exchange notice cited our failure to comply, as of September 30, 2006, with section 1003(a)(ii) of the AMEX Company Guide as we had less than the $4,000,000 of stockholders’ equity and had losses from continuing operations and/or net losses in three of our four most recent fiscal years and with section 1003(a) (iii) which requires us to maintain $6,000,000 of stockholders’ equity if we have experienced losses from continuing operations and /or net losses in its five most recent fiscal years.

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

To date, we have incurred $3,676,000 of project costs related to our development of PTH (1-34). These project costs have been incurred since April 1, 2005, the date of the Tarpan Therapeutics acquisition, $961,000 of which was incurred in the first six months of 2007.

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

To date, we have incurred $681,000 of project costs related to our development of Altoderm, all of which was incurred in the first six months of 2007.

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

To date, we have incurred $526,000 of project costs related to our development of Altolyn, all of which was incurred in the first six months of 2007.

Hedrin

In June 2007, we entered into an exclusive license agreement for Hedrin with T&R and Kerris, S.A. (“Kerris”). We previously entered into exclusive license agreements with T&R with respect to two other products, Altoderm and Altolyn, with respect to rights in North America. We acquired an exclusive North American license to certain patent rights and other intellectual property relating to Hedrin(TM), a non-insecticide product candidate for the treatment of head lice. In addition, and at the same time, we also entered into a Supply Agreement with T&R pursuant to which T&R will be the Company’s exclusive supplier of Hedrin product.

To date, we have incurred $872,000 of project costs related to our development of Hedrin, all of which was incurred in the first six months of 2007.

Oleoyl-estrone

On July 9, 2007 we announced the results of our two Phase 2a clinical trials of oral Oleoyl-estrone. The results of both randomized, double-blind, placebo controlled studies, one in common obesity and the other in morbid obesity, demonstrated no statistically or clinically meaningful placebo adjusted weight loss for any of the treatment arms evaluated. Based on these results, we will discontinue our Oleoyl-estrone programs in both common obesity and morbid obesity.

To date, we have incurred $14,784,000 of project costs related to our development of Oleoyl-estrone, including milestone payments triggered under our license agreement for Oleoyl-estrone, of which $2,499,000 was incurred in the first six months of 2007.

Lingual spray propofol

On July 9, 2007 we announced that we will discontinue development and we intend to pursue appropriate out-licensing opportunities for Propofol Lingual Spray for pre-procedural sedation.

To date, we have incurred $2,966,000 of project costs related to our development of propofol lingual spray, of which $12,000 was incurred in the first six months of 2007.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

New Accounting Pronouncements

In March 2007, the FASB issued FASB Staff Position EITF 07-03 (“FSP 07-03”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. FSP 07-03 addresses whether nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. FSP 07-03 will be effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. We currently believe that the adoption of FSP 07-03 will have no material impact on our financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk is confined to our cash and cash equivalents. We have attempted to minimize risk by investing in high-quality financial instruments, primarily money market funds with no security having an effective duration longer than 90 days. If the market interest rate decreases by 100 basis points or 1%, the fair value of our cash and cash equivalents portfolio would have minimal to no impact on the carrying value of our portfolio. We did not hold any derivative instruments as of June 30, 2007, and we have never held such instruments in the past.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of that date were effective to ensure that information required to be disclosed in the reports we file under the Securities and Exchange Act is recorded, processed, summarized and reported on an accurate and timely basis.

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

Changes in Internal Control

During the quarter ended June 30, 2007, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

We have not had material changes to our risk factor disclosure in our Annual Report on Form 10-KSB for the year ended December 31, 2006 under the caption “Risk Factors” following Item 1 of such report.

Item 4. Submission of matters to a vote of security holders.

We held our Annual Meeting of Stockholders at the American Stock Exchange, 86 Trinity Place, New York, New York on May 24, 2007. The stockholders took the following actions:

(i)    The stockholders elected seven directors to serve until the next Annual Meeting of Stockholders. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

Nominee	Votes For	Votes Withheld
Douglas Abel	35,536,892	65,132
Neil Herskowitz	35,376,093	225,931
Malcolm Hoenlein	35,518,495	83,529
Timothy McInerney	35,538,692	63,332
Joan Pons Gimbert	35,154,378	447,646
Richard I. Steinhart	35,529,736	72,288
Michael Weiser	34,493,245	1,108,779

(ii)    The stockholders ratified the amendment to our 2003 Stock Option Plan increasing the number of shares available for issuance thereunder from 7,400,000 to 10,400,000. 34,440,971 votes were cast for the proposal; 1,107,853 votes were cast against the proposal, shares representing 53,200 votes abstained; and there were no broker non-votes.

(iii)    The stockholders ratified the appointment of J.H. Cohn LLP as our independent registered public accounting firm for fiscal 2007. 35,519,099 votes were cast for the proposal; 8,205 votes were cast against the proposal, shares representing 74,720 votes abstained; and there were no broker non-votes.

Item 6. Exhibits

Exhibit No.	Description

4.1	Form of warrant issued to investors in March 30, 2007 private placement (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed April 5, 2007).

4.2	Form of warrant issued to placement agent in connection with the March 30, 2007 private placement (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed April 5, 2007).

10.1	Summary of terms of non-employee director compensation (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 5, 2007).

10.2	Form of subscription agreement between the Company and investors in the March 30, 2007 private placement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 5, 2007).

10.3	Exclusive License Agreement for “Altoderm” between Thornton & Ross Ltd. and Manhattan Pharmaceuticals, Inc. dated April 3, 2007.

10.4	Exclusive License Agreement for “Altolyn” between Thornton & Ross Ltd. and Manhattan Pharmaceuticals, Inc. dated April 3, 2007.

10.5	Exclusive License Agreement for “Hedrin” between Thornton & Ross Ltd., Kerris, S.A. and Manhattan Pharmaceuticals, Inc. dated June 26, 2007.

10.6	Supply Agreement for “Hedrin” between Thornton & Ross Ltd. and Manhattan Pharmaceuticals, Inc. dated June 26, 2007.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANHATTAN PHARMACEUTICALS, INC.

Date: August 14, 2007	By:	/s/ Douglas Abel
Douglas Abel
President and Chief Executive Officer

Date: August 14, 2007	By:	/s/ Michael G. McGuinness
Michael G. McGuinness
Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

10.3	Exclusive License Agreement for “Altoderm” between Thornton & Ross Ltd. and Manhattan Pharmaceuticals, Inc. dated April 3, 2007.

10.4	Exclusive License Agreement for “Altolyn” between Thornton & Ross Ltd. and Manhattan Pharmaceuticals, Inc. dated April 3, 2007.

10.5	Exclusive License Agreement for “Hedrin” between Thornton & Ross Ltd., Kerris, S.A. and Manhattan Pharmaceuticals, Inc. dated June 26, 2007.

10.6	Supply Agreement for “Hedrin” between Thornton & Ross Ltd. and Manhattan Pharmaceuticals, Inc. dated June 26, 2007.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.