Form 10-Q
period 2007-09-30
MANHATTAN PHARMACEUTICALS INC
filed 2007-11-14
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☐ No ☒

As of November 9, 2007 there were 70,624,232 shares of the issuer’s common stock, $.001 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$2,032,655	$3,029,118
Prepaid expenses	202,161	264,586
Total current assets	2,234,816	3,293,704

Property and equipment, net	52,472	83,743
Other assets	70,506	70,506
Total assets	$2,357,794	$3,447,953

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$852,490	$1,393,296
Accrued expenses	938,656	550,029
Total current liabilities	1,791,146	1,943,325

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value. Authorized 1,500,000 shares; no shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	-	-
Common stock, $.001 par value. Authorized 150,000,000 shares; 70,624,232 and 60,120,038 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	70,624	60,120
Additional paid-in capital	53,590,920	44,411,326
Deficit accumulated during the development stage	(53,094,896)	(42,966,818)

Total stockholders’ equity	566,648	1,504,628

Total liabilities and stockholders' equity	$2,357,794	$3,447,953

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months ended September 30,		Nine months ended September 30,		Cumulative period from August 6, 2001 (inception) to September 30,
	2007	2006	2007	2006	2007

Revenue	$-	$-	$-	$-	$—

Costs and expenses:
Research and development	1,808,958	1,041,693	7,360,040	4,299,039	25,313,396
General and administrative	898,063	923,755	2,865,161	2,521,091	13,109,254
In-process research and development charge	-	-	-	-	11,887,807
Impairment of intangible assets	-	-	-	-	1,248,230
Loss on disposition of intangible assets	-	-	-	-	1,213,878

Total operating expenses	2,707,021	1,965,448	10,225,201	6,820,130	52,772,565

Operating loss	(2,707,021)	(1,965,448)	(10,225,201)	(6,820,130)	(52,772,565)

Other (income) expense:
Interest and other income	(37,600)	(68,740)	(97,598)	(253,929)	(807,314)
Interest expense	-	714	475	952	26,033
Realized gain on sale of marketable equity securities	-	-	-	(490)	(76,032)
Total other income	(37,600)	(68,026)	(97,123)	(253,467)	(857,313)

Net loss	(2,669,421)	(1,897,422)	(10,128,078)	(6,566,663)	(51,915,252)

Preferred stock dividends (including imputed amounts)	-	-	-	-	(1,179,644)

Net loss applicable to common shares	$(2,669,421)	$(1,897,422)	$(10,128,078)	$(6,566,663)	$(53,094,896)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.03)	$(0.15)	$(0.11)

Weighted average shares of common stock outstanding:
Basic and diluted	70,591,623	60,120,038	67,134,882	60,109,737

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statement of Stockholders' Equity (Deficiency)
(Unaudited)

	Series A convertible preferred stock		Common stock		Additional paid-in capital	Subscription receivable	Deficit accumulated during development stage	payable in Series A preferred shares	Accumulated other comprehensive income (loss)	Unearned consulting services	Total stock- holders'equity (deficiency)
	Shares	Amount	Shares	Amount

Stock issued at $0.0004 per share for subscription receivable	—	$—	10,167,741	$10,168	$(6,168)	$(4,000)	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	(56,796)	—	—	—	(56,796)
Balance at December 31, 2001	—	—	10,167,741	10,168	(6,168)	(4,000)	(56,796)	—	—	—	(56,796)
Proceeds from subscription receivable	—	—	—	—	—	4,000	—	—	—	—	4,000
Stock issued at $0.0004 per share for license rights	—	—	2,541,935	2,542	(1,542)	—	—	—	—	—	1,000
Stock options issued for consulting services	—	—	—	—	60,589	—	—	—	—	(60,589)	—
Amortization of unearned consulting services	—	—	—	—	—	—	—	—	—	22,721	22,721
Common stock issued at $0.63 per share, net of expenses	—	—	3,043,332	3,043	1,701,275	—	—	—	—	—	1,704,318
Net loss	—	—	—	—		—	(1,037,320)	—	—	—	(1,037,320)
Balance at December 31, 2002	—	—	15,753,008	15,753	1,754,154	—	(1,094,116)	—	—	(37,868)	637,923
Common stock issued at $0.63 per share, net of expenses	—	—	1,321,806	1,322	742,369	—	—	—	—	—	743,691
Effect of reverse acquisition	—	—	6,287,582	6,287	2,329,954	—	—	—	—	—	2,336,241
Amortization of unearned consulting costs	—	—	—	—	—	—	—	—	—	37,868	37,868
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(7,760)	—	(7,760)
Payment for fractional shares for stock combination	—	—	—	—	(300)	—	—	—	—	—	(300)
Preferred stock issued at $10 per share, net of expenses	1,000,000	1,000	—	—	9,045,176	—	—	—	—	—	9,046,176
Imputed preferred stock dividend					418,182	—	(418,182)	—			—
Net loss	—	—	—	—	—	—	(5,960,907)	—	—	—	(5,960,907)
Balance at December 31, 2003	1,000,000	1,000	23,362,396	23,362	14,289,535	—	(7,473,205)	—	(7,760)	—	6,832,932
Exercise of stock options	—	—	27,600	27	30,073	—	—	—	—	—	30,100
Common stock issued at $1.10, net of expenses	—	—	3,368,952	3,369	3,358,349	—	—	—	—	—	3,361,718
Preferred stock dividend accrued	—	—	—	—	—	—	(585,799)	585,799	—	—	—
Preferred stock dividends paid by issuance of shares	24,901	25	—	—	281,073	—	—	(282,388)	—	—	(1,290)
Conversion of preferred stock to common stock at $1.10 per share	(170,528)	(171)	1,550,239	1,551	(1,380)	—	—	—	—	—	—
Warrants issued for consulting services	—	—	—	—	125,558	—	—	—	—	(120,968)	4,590
Amortization of unearned consulting costs	—	—	—	—	—	—	—	—	—	100,800	100,800
Unrealized gain on short-term investments and reversal of unrealized loss on short-term investments	—	—	—	—	—	—	—	—	20,997	—	20,997
Net loss	—	—	—	—	—	—	(5,896,031)	—	—	—	(5,896,031)
Balance at December 31, 2004	854,373	854	28,309,187	28,309	18,083,208	—	(13,955,035)	303,411	13,237	(20,168)	4,453,816
Common stock issued at $1.11 and $1.15, net of expenses	—	—	11,917,680	11,918	12,238,291	—	—	—	—	—	12,250,209
Common stock issued to vendor at $1.11 per share in satisfaction of accounts payable	—	—	675,675	676	749,324	—	—	—	—	—	750,000
Exercise of stock options	—	—	32,400	33	32,367	—	—	—	—	—	32,400
Exercise of warrants	—	—	279,845	279	68,212	—	—	—	—	—	68,491
Preferred stock dividend accrued	—	—	—	—	—	—	(175,663)	175,663	—	—	—
Preferred stock dividends paid by issuance of shares	41,781	42	—	—	477,736	—	—	(479,074)	—	—	(1,296)
Conversion of preferred stock to common stock at $1.10 per share	(896,154)	(896)	8,146,858	8,147	(7,251)	—	—	—	—	—	—
Share-based compensation	—	—	—	—	66,971	—	—	—	—	20,168	87,139
Reversal of unrealized gain on short-term investments	—	—	—	—	—	—	—	—	(12,250)	—	(12,250)
Stock issued in connection with acquisition of Tarpan Therapeutics, Inc.	—	—	10,731,052	10,731	11,042,253	—	—	—	—	—	11,052,984
Net loss	—	—	—	—	—	—	(19,140,997)	—	—	—	(19,140,997)
Balance at December 31, 2005	—	—	60,092,697	60,093	42,751,111	—	(33,271,695)	—	987	—	9,540,496
Cashless exercise of warrants	—	—	27,341	27	(27)	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,675,499	—	—	—	—	—	1,675,499
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(987)	—	(987)
Costs associated with private placement	—	—	—	—	(15,257)	—	—	—	—	—	(15,257)
Net loss	—	—	—	—	—	—	(9,695,123)	—	—	—	(9,695,123)
Balance at December 31, 2006	—	—	60,120,038	60,120	44,411,326	—	(42,966,818)	—	—	—	1,504,628
Common stock issued at $0.84 and $0.90, net of expenses	—	—	10,185,502	10,186	7,841,999	—	—	—	—	—	7,852,185
Common stock issued to directors at $0.72 per share in satisfaction of accounts payable	—	—	27,776	28	19,972		—	—	—	—	20,000
Common stock issued in connection with in-licensing agreement at $0.90 per share	—	—	125,000	125	112,375	—	—	—	—	—	112,500
Common stock issued in connection with in-licensing agreement at $0.80 per share	—	—	150,000	150	119,850	—	—	—	—	—	120,000
Share-based compensation	—	—	—	—	1,078,185	—	—	—	—	—	1,078,185
Exercise of warrants	—	—	10,327	15	7,219	—	—	—	—	—	7,234
Cashless exercise of warrants	—	—	5,589	—	(6)	—	—	—	—	—	(6)
Net loss	—	—	—	—	-	—	(10,128,078)	—	—	—	(10,128,078)
Balance at September 30, 2007	—	$—	70,624,232	$70,624	$53,590,920	$—	$(53,094,896)	$—	$—	$—	$566,648

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			period from
			August 6, 2001
	Nine months ended		(inception) to
	September 30,		September 30,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(10,128,078)	$(6,566,663)	$(51,915,252)
Adjustments to reconcile net loss to
net cash used in operating activities:
Share-based compensation	1,078,185	945,858	3,002,212
Shares issued in connection with in-licensing agreements	232,500	-	232,500
Amortization of intangible assets	-	-	145,162
Gain on sale of marketable equity securities	-	(490)	(76,032)
Depreciation	40,406	44,581	187,886
Non cash portion of in-process research and development charge	-	-	11,721,623
Loss on impairment and disposition of intangible assets	-	-	2,462,108
Other	-	-	5,590
Changes in operating assets and liabilities, net of acquisitions:
(Increase)/decrease in prepaid expenses and other current assets	62,425	(554,274)	(143,916)
Increase in other assets	-	-	(70,506)
Increase/(decrease) in accounts payable	(520,806)	(531,941)	1,272,704
Increase in accrued expenses	388,627	280,405	398,335
Net cash used in operating activities	(8,846,741)	(6,382,524)	(32,777,586)
Cash flows from investing activities:
Purchase of property and equipment	(9,135)	(15,872)	(230,636)
Cash paid in connection with acquisitions, net	-	-	(26,031)
Proceeds from sale of short-term investments, net	-	500,000	435,938
Proceeds from sale of license	-	-	200,001
Net cash (used in) provided by investing activities	(9,135)	484,128	379,272
Cash flows from financing activities:
Repayments of notes payable to stockholders	-	-	(884,902)
Payment for fractional shares for preferred stock dividends	-	-	(2,286)
Proceeds related to sale of common stock, net	7,852,185	(15,256)	25,896,262
Proceeds from sale of preferred stock, net	-	-	9,046,176
Proceeds from exercise of warrants and stock options	7,228	-	138,219
Other, net	-	-	237,500
Net cash provided by (used in) financing activities	7,859,413	(15,256)	34,430,969

Net (decrease) increase in cash and cash equivalents	(996,463)	(5,913,652)	2,032,655
Cash and cash equivalents at beginning of period	3,029,118	9,826,336	—
Cash and cash equivalents at end of period	$2,032,655	$3,912,684	$2,032,655

Supplemental disclosure of cash flow information:
Interest paid	$475	$952	$26,033

Supplemental disclosure of noncash investing and financing activities:
Common stock issued in satisfaction of accounts payable	$20,000	$-	$770,000
Imputed preferred stock dividend	-	-	418,182
Preferred stock dividends accrued	-	-	761,462
Conversion of preferred stock to common stock	-	-	9,046,176
Preferred stock dividends paid by issuance of shares	-	-	759,134
Issuance of common stock for acquisitions	-	-	13,389,226
Issuance of common stock in connection with in-licensing agreements	232,500	-	232,500
Marketable equity securities received in connection with
sale of license	-	-	359,907
Net liabilities assumed over assets acquired in business combination	-	-	(675,416)
Cashless exercise of warrants	6	27	33

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

As of December 31, 2006 all of the Company’s subsidiaries had either been dissolved or merged into Manhattan. As a result, the Company had no subsidiaries during the three and nine month periods ended September 30, 2007.

As of September 30, 2007, the Company has not generated any revenues from its operations and is considered to be a development stage company.

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

(2) LIQUIDITY

The Company incurred a net loss of $10,128,078 and negative cash flows from operating activities of $8,866,741 for the nine months ended September 30, 2007. The net loss from date of inception, August 6, 2001, to September 30, 2007 amounts to $51,915,252.

Management believes that the Company will continue to incur net losses through at least September 30, 2008, and for the foreseeable future thereafter. Based on the resources of the Company available at September 30, 2007, management believes that the Company will need additional equity or debt financing or will need to generate revenues through licensing of its products or entering into strategic alliances to be able to sustain its operations into 2008. Furthermore, we will need additional financing thereafter to complete development and commercialization of our product candidates.

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

(3) COMPUTATION OF NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from the assumed exercise of stock options and stock warrants would have an antidilutive effect because the Company incurred a net loss during each period presented. The amounts of potentially dilutive securities excluded from the calculation of diluted net loss per share were 18,634,521 and 13,422,729 as of September 30, 2007 and 2006, respectively.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4) SHARE-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“Statement 123(R)”) for employee options using the modified prospective transition method. Statement 123(R) revised Statement 123 “Accounting for Stock-based Compensation” to eliminate the option to use the intrinsic value method and required the Company to expense the fair value of all employee options over the vesting period. Under the modified prospective transition method, the Company recognized compensation cost for the three and nine month periods ending September 30, 2007 and 2006 based on the grant date fair value estimated in accordance with Statement 123(R). This includes (a) period compensation cost related to share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and (b) period compensation cost related to share-based payments granted on or after January 1, 2006. In accordance with the modified prospective method, the Company has not restated prior period results.

The Company recognized compensation expense related to stock option grants on a straight-line basis over the vesting period. The Company recognized share-based compensation cost of $371,636 and $326,730 for the three month periods ended September 30, 2007 and 2006 respectively, and $1,078,185 and $945,858 for the nine month periods ended September 30, 2007 and 2006, respectively in accordance with Statement 123(R). The Company did not capitalize any share-based compensation cost.

Options granted to consultants and other non-employees are accounted for in accordance with Emerging Issues Task Force (“EITF”) No. 96-18 "Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", and Financial Accounting Standards Board Interpretation No 28 “Accounting for Stock Appreciation Rights and Other Variable Option or Award Plans”.  Accordingly, such options are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is amortized to consulting expense over the related vesting period.  As a result of adjusting consultant and other non-employee options to fair value as of September 30, 2007 and 2006, net of amortization, the Company recognized share-based compensation cost (credits) of $(8,767) and $(6,775), for the three month periods ended September 30, 2007 and 2006, respectively, and $(5,212) and $(33,096) for the nine month periods ended September 30, 2007 and 2006, respectively.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has allocated share-based compensation costs and credits to general and administrative and research and development expenses as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

General and administrative expense:
Share-based employee compensation costs	$254,870	$225,394	$726,414	$670,371
Share-based consultant and non-employee (credits) costs	—	(2,962)	10,550	(25,823)
Total general and administrative expense	$254,870	$222,432	$736,964	$644,548

Research and development expense:
Share-based employee compensation costs	$125,533	$108,111	$356,983	$308,583
Share-based consultant and non-employee (credits) costs	(8,767)	(3,813)	(15,762)	(7,273)
Total research and development expense	$116,766	$104,298	$341,221	$301,310

Total share-based costs	$371,636	$326,730	$1,078,185	$945,858

To compute compensation expense in 2007 and 2006, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes model. The Company based the expected volatility assumption on a volatility index of peer companies as the Company did not have a sufficient number of years of historical volatility data related to its common stock for the application of Statement 123(R). The expected term of options granted represents the period of time that options are expected to be outstanding. The Company estimated the expected term of stock options by the simplified method as permitted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. The expected forfeiture rates are based on the historical forfeiture experiences. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards. The Company has not declared a dividend on its common stock since its inception and has no intentions of declaring a dividend in the foreseeable future and therefore used a dividend yield of zero.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges in 2007 and 2006:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Expected Volatility	93%	55%	80% - 93%	55%
Dividend yield	—	—	—	—
Expected term (in years)	6 - 8	6	6 - 8	6
Risk-free interest rate	4.38% - 4.96%	4.88%	4.38% - 4.96%	4.88%

The Company has shareholder-approved stock incentive plans for employees under which it has granted non-qualified and incentive stock options. In December 2003, the Company established the 2003 Stock Option Plan (the “2003 Plan”), which provided for the granting of up to 5,400,000 options to officers, directors, employees and consultants for the purchase of common stock. The Company increased the number of shares of common stock reserved for issuance under the 2003 Plan in August 2005 by 2,000,000 shares and in May 2007 by 3,000,000 shares. At September 30, 2007, under the 2003 Plan, 10,400,000 shares of common stock were authorized for issuance. At September 30, 2007, under the 2003 Plan, options to purchase 7,096,598 shares of common stock were outstanding. In addition, 27,776 shares of common stock were issued under the 2003 Plan leaving 3,275,626 shares of common stock reserved for future stock option grants as of September 30, 2007. The options have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally three years) and are issued at an exercise price equal to or greater than the fair market value of the shares at the date of grant. The 2003 Plan expires on December 10, 2013 or when all options have been granted, whichever is sooner. Under the 2003 Plan, the Company granted options to purchase an aggregate of 1,342,500 shares of common stock during the nine months ended September 30, 2007 of which options to purchase 300,000 and 97,500 shares of common stock were granted at an exercise price of $0.72 per share to directors and employees, respectively, options to purchase 75,000 shares of common stock were granted to an employee at an exercise price of $0.82 per share, and options to purchase 870,000 shares of common stock were granted to officers at an exercise price of $0.95 per share. Additionally, on January 30, 2007, the Company’s non-employee directors agreed to accept an aggregate of 27,776 shares of the Company’s common stock, each valued at $0.72 per share (the closing sale price of the common stock on such date), in lieu of receiving $20,000 in aggregate cash fees owed to such directors for their services in 2006. Such shares were issued pursuant to the 2003 plan.

In July 1995, the Company established the 1995 Stock Option Plan (the”1995 Plan”), which provided for the granting of options to purchase up to 130,000 shares of the Company’s common stock to officers, directors, employees and consultants. The 1995 Plan was amended several times to increase the number of shares reserved for stock option grants. In June 2005, the 1995 Plan expired and no further options can be granted. As of September 30, 2007, options to purchase 1,137,240 shares were outstanding under the 1995 Plan and no shares were reserved for future stock option grants.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the status of the Company’s outstanding stock options as of September 30, 2007 and changes during the nine months then ended is presented below:

			Weighted
		Weighted	Average
		average	Remaining	Aggregate
		exercise	Contractual	Intrinsic
	Shares	price	Term (years)	Value
Outstanding at
December 31, 2006	7,000,504	$1.31

Granted
Officers	870,000
Directors	300,000
Employees	172,500
Total Granted	1,342,500	0.88
Exercised	-	-
Cancelled	(109,166)	0.95

Outstanding at
September 30, 2007	8,233,838	$1.25	7.19	$-

Options exercisable at
September 30, 2007	5,247,546	$1.29	6.74	$-

Weighted-average fair value of options granted during the nine months ended September 30, 2007	$0.63

As of September 30, 2007, the total compensation cost related to non-vested option awards not yet recognized is $1,039,009. The weighted average period over which it is expected to be recognized is approximately 0.9 years.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 (“FSP 123(R)-3”), “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. The Company has adopted the alternative transition method provided in FSP 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R) in 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).  The adoption did not have a material impact on our results of operations and financial condition.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5) COMMITMENTS AND CONTINGENCIES

Research and development contracts

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

Expenses associated with the recently concluded clinical trials of Oleoyl-estrone in common obesity and morbid obesity were recognized on this activity-based method. At September 30, 2007 there are no remaining financial commitments for these clinical trials.

The Company is developing PTH (1-34) as a topical treatment for psoriasis. Expenses associated with the manufacture of clinical and non-clinical supplies of PTH (1-34) are recognized on this activity based method. At September 30, 2007 we recognized prepaid expense of $30,000 and accrued expenses of $100,135. The remaining financial commitment related to the manufacture of PTH (1-34) is negligible.

During the three months ended September 30, 2007 we entered into an agreement with Therapeutics, Inc. for the conduct of a clinical trial of PTH (1-34). The total amount payable under the agreement is approximately $845,000. At September 30, 2007 we recognized research and development expense and accrued expenses of approximately $60,000. The remaining financial commitment related to the conduct of the clinical trial is approximately $785,000. This clinical trial is expected to conclude in the second quarter of 2008.

Swiss Pharma Contract LTD

Swiss Pharma Contract LTD (“Swiss Pharma”), a clinical site that the Company used in one of its obesity trials, gave notice to the Company that Swiss Pharma believes it is entitled to receive an additional payment of $322,776 for services in connection with that clinical trial. While the contract between the Company and Swiss Pharma provides for additional payments if certain conditions are met, Swiss Parma has not specified which conditions they believe have been achieved and the Company does not believe that Swiss Pharma is entitled to additional payments and has not accrued any of these costs as of September 30, 2007. The contract between the Company and Swiss Pharma provides for arbitration in the event of a dispute, such as this claim for an additional payment. Swiss Pharma has filed a demand for arbitration. As the Company does not believe that Swiss Pharma is entitled to additional payments, it intends to defend its position in arbitration.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contentions of a former employee

In February 2007, a former employee of the Company alleged an ownership interest in two of the Company’s provisional patent applications covering our discontinued product development program for Oleoyl-estrone. Also, without articulating precise legal claims, the former employee contends that the Company wrongfully characterized the former employee’s separation from employment as a resignation instead of a dismissal in an effort to harm the former employee’s immigration sponsorship efforts, and, further, to wrongfully deprive the former employee of the former employee’s alleged rights in two of the Company’s provisional patent applications.  The former employee is seeking an unspecified amount in damages. The Company refutes the former employee’s contentions and intends to vigorously defend itself should the former employee file claims against the Company. There have been no further developments with respect to these contentions.

 (6) PRIVATE PLACEMENT OF COMMON SHARES

On March 30, 2007, the Company entered into a series of subscription agreements with various institutional and other accredited investors for the issuance and sale in a private placement of an aggregate of 10,185,502 shares of its common stock for total net proceeds of approximately $7.85 million, after deducting commissions and other costs of the transaction. Of the total amount of shares issued, 10,129,947 were sold at a per share price of $0.84, and an additional 55,555 shares were sold to an entity affiliated with a director of the Company, at a per share price of $0.90, the closing sale price of the common stock on March 29, 2007. Pursuant to the subscription agreements, the Company also issued to the investors 5-year warrants to purchase an aggregate of 3,564,897 shares of common stock at an exercise price of $1.00 per share. The warrants are exercisable during the period commencing September 30, 2007 and ending March 30, 2012. Gross and net proceeds from the private placement were $8,559,155 and $7,852,185, respectively.

Pursuant to these subscription agreements the Company filed a registration statement on Form S-3 covering the resale of the shares issued in the private placement, including the shares issuable upon exercise of the investor warrants and the placement agent warrants, with the Securities and Exchange Commission on May 9, 2007, which was declared effective by the Securities and Exchange Commission on May 18, 2007.

The Company engaged Paramount BioCapital, Inc. (“Paramont”), an affiliate of a significant stockholder of the Company, as its placement agent in connection with the private placement. In consideration for its services, the Company paid aggregate cash commissions of approximately $600,000 and issued to Paramount a 5-year warrant to purchase an aggregate of 509,275 shares at an exercise price of $1.00 per share.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7) RECENTLY COMPLETED IN-LICENSING TRANSACTIONS

Altoderm License Agreement

On April 3, 2007, the Company entered into a license agreement for “Altoderm” (the “Altoderm Agreement”) with Thornton & Ross LTD (“T&R”). Pursuant to the Altoderm Agreement, the Company acquired an exclusive North American license to certain patent rights and other intellectual property relating to Altoderm, a topical skin lotion product candidate using sodium cromoglicate for the treatment of atopic dermatitis. In accordance with the terms of the Altoderm Agreement, the Company issued 125,000 shares of its common stock, valued at $112,500, and made a cash payment of $475,000 to T&R upon the execution of the agreement. These amounts have been included in research and development expense. Further, the Company agreed to make future milestone payments to T&R comprised of various combinations of cash and common stock in respective aggregate amounts of $5,675,000 and 875,000 shares of common stock upon the achievement of various clinical and regulatory milestones. The Company also agreed to pay royalties on net sales of products using the licensed patent rights at rates ranging from 10% to 20%, depending on the level of annual net sales, and subject to an annual minimum royalty payment of $1 million in each year following the first commercial sale of Altoderm. The Company may sublicense the patent rights. The Company agreed to pay T&R 30% of the royalties received by the Company under such sublicense agreements.

Altolyn License Agreement

On April 3, 2007, the Company and T&R also entered into a license agreement for “Altolyn” (the “Altolyn Agreement”). Pursuant to the Altolyn Agreement, the Company acquired an exclusive North American license to certain patent rights and other intellectual property relating to Altolyn, an oral formulation product candidate using sodium cromoglicate for the treatment of mastocytosis, food allergies, and inflammatory bowel disorder. In accordance with the terms of the Altolyn Agreement, the Company made a cash payment of $475,000 to T&R upon the execution of the agreement. This amount is included in research and development expense. Further, the Company agreed to make future cash milestone payments to T&R in an aggregate amount of $5,675,000 upon the achievement of various clinical and regulatory milestones. The Company also agreed to pay royalties on net sales of products using the licensed patent rights at rates ranging from 10% to 20%, depending on the level of annual net sales, and subject to an annual minimum royalty payment of $1 million in each year following the first commercial sale of Altolyn. The Company may sublicense the patent rights. The Company agreed to pay T&R 30% of the royalties received by the Company under such sublicense agreements.

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

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In consideration for the license, the Company issued to T&R and Kerris (jointly, the “Licensor”) a combined total of 150,000 shares of its common stock valued at $120,000. In addition, the Company also made a cash payment of $600,000 to the Licensor. These amounts are included in research and development expense. Further, the Company agreed to make future milestone payments to the Licensor in the aggregate amount of $2,500,000 upon the achievement of various clinical, regulatory, and patent issuance milestones, as well as up to $2,500,000 in a one-time success fee based on aggregate sales of the product by the Company and its licensees of at least $50,000,000. The Company also agreed to pay royalties of 8% (or, under certain circumstances, 4%) on net sales of licensed products. The Company’s exclusivity under the License Agreement is subject to an annual minimum royalty payment of $1,000,000 (or, under certain circumstances, $500,000) in each of the third through seventh years following the first commercial sale of Hedrin. The Company may sublicense its rights under the Hedrin Agreement with the consent of Licensor and the proceeds resulting from such sublicenses will be shared with the Licensor.

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

(8) RECENTLY DISCONTINUED PRODUCT DEVELOPMENT PROGRAMS

Oleoyl-estrone - results of Phase 2a studies

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

Item 2. Management’s Discussion and Analysis Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2006 (the “Annual Report”) and our financial statements as of and for the three and nine month periods ended September 30, 2007 included elsewhere in this report.

We were incorporated in Delaware in 1993 under the name Atlantic Pharmaceuticals, Inc. and, in March 2000, we changed our name to Atlantic Technology Ventures, Inc. In 2003, we completed a “reverse acquisition” of privately held Manhattan Research Development, Inc. In connection with this transaction, we also changed our name to Manhattan Pharmaceuticals, Inc.

During 2005 we merged with Tarpan Therapeutics, Inc. (“Tarpan”). Tarpan was a privately held New York based biopharmaceutical company developing dermatological therapeutics. Through the merger, we acquired Tarpan’s primary product candidate, topical PTH (1-34) for the treatment of psoriasis. In consideration for their shares of Tarpan’s capital stock, the stockholders of Tarpan received an aggregate of approximately 20% of our then outstanding common shares. This transaction was accounted for as a purchase of Tarpan by the Company.

We are a development stage biopharmaceutical company focused on developing and commercializing innovative pharmaceutical therapies for underserved patient populations. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest, funding their research and development and eventually either bringing the technologies to market or out-licensing. We currently have four product candidates in development:

•	Topical PTH (1-34) for the treatment of psoriasis;

•	Altoderm, a proprietary formulation of topical cromolyn sodium for the treatment of atopic dermatitis;

•	Hedrin, a novel, non-insecticide treatment for head lice;

•	and Altolyn, a proprietary site specific tablet formulation of oral cromolyn sodium for the treatment of mastocytosis.

We have not received regulatory approval for, or generated commercial revenues from marketing or selling any drugs.

We announced in July 2007 that we are discontinuing development of two product candidates, oral Oleoyl-estrone (“OE”) and Propofol Lingual Spray.

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

RESULTS OF OPERATIONS

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2007 VS 2006

	Nine months ended September 30,		Increase	% Increase
	2007	2006	(decrease)	(decrease)
Costs and expenses
Research and development
Stock based compensation	$341,000	$301,000	$40,000	13.3%
In-license and related fees	$1,804,000	$250,000	$1,554,000	621.6%
Consulting costs related to in-license activities	$134,000	$-	$134,000	N/A
Other research and development expense	$5,081,000	$3,748,000	$1,333,000	35.6%
Total research and development expense	$7,360,000	$4,299,000	$3,061,000	71.2%
General and administrative
Stock based compensation	$737,000	$645,000	$92,000	14.3%
Other general and administrative expense	$2,128,000	$1,876,000	$252,000	13.4%
Total general and administrative expense	$2,865,000	$2,521,000	$344,000	13.6%
Other income	$97,000	$253,000	$(156,000)	-61.7%
Net loss	$(10,128,000)	$(6,567,000)	$3,561,000	54.2%

During each of the nine months ended September 30, 2007 and 2006, we had no revenues, and are considered a development stage company. We do not expect to have revenues relating to our technologies prior to September 30, 2008, if at all.

For the nine months ended September 30, 2007 total research and development expense was $7,360,000 as compared to $4,299,000 for the nine months ended September 30, 2006. The increase of $3,061,000, or 71.2% is primarily comprised of an increase of $1,804,000 in in-license and associated fees, an increase in consulting costs related to in-license activities of $134,000, an increase of $40,000 in stock based compensation, an increase of $446,000 in development costs for PTH, an increase in development costs for Altoderm, Altolyn and Hedrin of $424,000 and an increase of $514,000 in clinical activities of Oleoyl-estrone, partially offset by decreases in development costs for Propofol of $51,000. Research and development expense for the nine months ended September 30, 2007 includes non-cash costs of $657,000, comprised of $233,000 of in-license fees paid in common stock, $84,000 of consulting costs related to in-license activities paid in warrants to purchase common stock and $341,000 in stock based compensation. By comparison research and development costs for the nine months ended September 30, 2006 includes non-cash costs of $301,000, comprised entirely of stock based compensation.

For the nine months ended September 30, 2007, total general and administrative expense was $2,865,000 as compared to $2,521,000 for the nine months ended September 30, 2006. The increase of $344,000, or 13.6%, is primarily due to increases of $92,000 in stock based compensation, of $79,000 in spending on business development activities, of $71,000 in payroll and related costs, of $88,000 in director compensation costs and of $31,000 in professional fees.

For the nine months ended September 30, 2007, other income was $97,000 as compared to $253,000 for the nine months ended September 30, 2006. The decrease of $156,000, or 61.7%, is due primarily to a decrease in interest income which resulted from lower average balances in interest bearing cash and short-term investment accounts.

Net loss for the nine months ended September 30, 2007 was $10,128,000 as compared to $6,567,000 for the nine months ended September 30, 2006. The increase of $3,561,000, or 54.2%, in net loss is principally attributable to an increase in in-license and related fees of $1,804,000, increases in spending on research and development programs of $1,333,000, an increase in general and administrative expense of $344,000 and a decrease in other income of $156,000.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2007 VS 2006

	Quarter ended September 30,		Increase	% Increase
	2007	2006	(decrease)	(decrease)
Costs and expenses
Research and development
Stock based compensation	$117,000	$104,000	$13,000	12.5%
Other research and development expense	$1,692,000	$938,000	$754,000	80.4%
Total research and development expense	$1,809,000	$1,042,000	$767,000	73.6%
General and administrative
Stock based compensation	$255,000	$222,000	$33,000	14.9%
Other general and administrative expense	$643,000	$702,000	$(59,000)	-8.4%
Total general and administrative expense	$898,000	$924,000	$(26,000)	-2.8%
Other income	$37,000	$68,000	$(31,000)	-45.6%
Net loss	$(2,670,000)	$(1,898,000)	$772,000	40.7%

During each of the quarters ended September 30, 2007 and 2006, we had no revenues, and are considered a development stage company. We do not expect to have revenues relating to our technologies prior to September 30, 2008, if at all.

For the quarter ended September 30, 2007 total research and development expense was $1,809,000 as compared to $1,042,000 for the quarter ended September 30, 2006. The increase of $767,000, or 73.6%, is primarily attributable to an increase of $699,000 in development costs for PTH, an increase in development costs for Altoderm, Altolyn and Hedrin of $307,000 and an increase in stock based compensation of $13,000 partially offset by decreases in development costs for Oleoyl-estrone and Propofol of $252,000.

For the three months ended September 30, 2007, total general and administrative expense was $898,000 as compared to $924,000 for the three months ended September 30, 2006. The decrease of $26,000, or 2.8%, is primarily due to decreases of $23,000 in spending on business development activities, of $26,000 in payroll and related costs, of $26,000 in insurance costs and of $16,000 in travel and entertainment costs partially offset by increases of $33,000 in stock based compensation, of $25,000 in directors’ fees and of $19,000 in professional fess.

For the three months ended September 30, 2007, other income was $37,000 as compared to $68,000 for the three months ended September 30, 2006. The decrease of $31,000, or 45.6%, is due primarily to a decrease in interest income which resulted from lower average balances in interest bearing cash and short-term investment accounts.

Net loss for the three months ended September 30, 2007 was $2,670,000 as compared to $1,898,000 for the three months ended September 30, 2006. The increase of $772,000, or 40.7%, in net loss is principally attributable to an increase in research and development expense of $767,000, a decrease in general and administrative expense of $26,000 and a decrease in other income of $31,000.

LIQUIDITY AND CAPITAL RESOURCES

From inception to September 30, 2007, we incurred a deficit during the development stage of $53.1 million primarily as a result of our net losses and preferred stock dividends. We expect to continue to incur additional losses through at least September 30, 2008 and for the foreseeable future thereafter. These losses have been incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations since inception primarily through equity financing and our licensing and sale of certain residual royalty rights. During the nine months ended September 30, 2007, we had a net decrease in cash and cash equivalents of $1.0 million. This decrease resulted principally from net cash used in operating activities of $8.8 million partially offset by net proceeds received from the sale of common stock of $7.9 million. Total liquid resources as of September 30, 2007 were $2.0 million compared to $3.0 million at December 31, 2006.

Liquidity

As of September 30, 2007, we had working capital of $0.4 million compared to $1.4 million at December 31, 2006. This $1.0 million decrease in working capital is primarily due to net cash used in operating activities of $8.8 million partially offset by net proceeds received from the sale of common stock of approximately $7.9 million offset.

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

The Company engaged Paramount BioCapital, Inc. (“Paramount”), a related party, as its placement agent in connection with the private placement. In consideration for its services, we paid aggregate cash commissions of approximately $600,000 and issued to Paramount a 5-year warrant to purchase an aggregate of 509,275 shares at an exercise price of $1.00 per share.

Commitments and Contingencies

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

Expenses associated with the recently concluded clinical trials in common obesity and morbid obesity were recognized on this activity based basis. At September 30, 2007 we recognized prepaid expense of $14,000 and accrued expenses of $140,000 related to these clinical trials. There are no remaining financial commitments for these clinical trials.

The Company is developing PTH (1-34) as a topical treatment for psoriasis. Expenses associated with the manufacture of clinical and non-clinical supplies of PTH (1-34) are recognized on this activity based method. At September 30, 2007 we recognized prepaid expense of $30,000 and accrued expenses of $100,135. The remaining financial commitment related to the manufacture of PTH (1-34) is negligible.

During the three months ended September 30, 2007 we entered into an agreement with Therapeutics, Inc. for the conduct of a clinical trial of PTH (1-34). The total amount payable under the agreement is approximately $845,000. At September 30, 2007 we recognized research and development expense and accrued expenses of approximately $60,000. The remaining financial commitment related to the conduct of the clinical trial is approximately $785,000. This clinical trial is expected to conclude in the second quarter of 2008.

Swiss Pharma Contract LTD (“Swiss Pharma”), a clinical site that the Company used in one of its obesity trials, gave notice to the Company that Swiss Pharma believes it is entitled to receive an additional payment of $322,776 for services in connection with that clinical trial. While the contract between the Company and Swiss Pharma provides for additional payments if certain conditions are met, Swiss Parma has not specified which conditions they believe have been achieved and the Company does not believe that Swiss Pharma is entitled to additional payments and has not accrued any of these costs as of September 30, 2007. The contract between the Company and Swiss Pharma provides for arbitration in the event of a dispute, such as this claim for an additional payment. Swiss Pharma has filed a demand for arbitration. As the Company does not believe that Swiss Pharma is entitled to additional payments, it intends to defend its position in arbitration.

In February 2007, a former employee of the Company alleged an ownership interest in two of the Company’s provisional patent applications covering our discontinued product development program for Oleoyl-estrone. Also, without articulating precise legal claims, the former employee contends that the Company wrongfully characterized the former employee’s separation from employment as a resignation instead of a dismissal in an effort to harm the former employee’s immigration sponsorship efforts, and, further, to wrongfully deprive the former employee of the former employee’s alleged rights in two of the Company’s provisional patent applications.  The former employee is seeking an unspecified amount in damages. The Company refutes the former employee’s contentions and intends to vigorously defend itself should the former employee file claims against the Company. There have been no further developments with respect to these contentions.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through September 30, 2007, substantially all of our financing has been through private placements of common stock, preferred stock and warrants to purchase common stock. Until our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Management believes that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future. Based on the resources available to us at September 30, 2007, management believes that we will need additional equity or debt financing or will need to generate revenues through licensing our products or entering into strategic alliances to be able to sustain our operations into 2008 and we will need additional financing thereafter until we can achieve profitability, if ever.

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

In September 2007 we received notice from the staff of the American Stock Exchange, or AMEX, indicating that we were not in compliance with certain continued listing standards set forth in the American Stock Exchange Company Guide. Specifically, the American Stock Exchange notice cited our failure to comply, as of June 30, 2007, with section 1003(a)(ii) of the AMEX Company Guide as we had less than the $4,000,000 of stockholders’ equity and had losses from continuing operations and/or net losses in three of our four most recent fiscal years and with section 1003(a) (iii) which requires us to maintain $6,000,000 of stockholders’ equity if we have experienced losses from continuing operations and /or net losses in its five most recent fiscal years.

In order to maintain our AMEX listing, we were required to submit a plan to AMEX advising the exchange of the actions we have taken, or will take, that would bring us into compliance with all the continued listing standards by April 16, 2008. We submitted such a plan in October 2007. If we are not in compliance with the continued listing standards at the end of the plan period, or if we do not make progress consistent with the plan during the plan period, AMEX staff may initiate delisting proceedings. There can be no assurance that we will be able to make progress consistent with such plan.

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

PTH (1-34)

We are developing PTH (1-34) as a topical treatment for psoriasis. In 2003, researchers, led by Michael Holick, PhD, MD, Professor of Medicine, Physiology, and Biophysics at Boston University Medical Center, reported positive results from a US Phase I/II clinical trial evaluating the safety and efficacy of PTH (1-34) as a topical treatment for psoriasis. This double-blind, placebo-controlled trial in 15 patients compared the topical PTH (1-34) formulation versus the vehicle alone. Following 8 weeks of treatment, the topical application of PTH (1-34) resulted in complete clearing of the treated lesion in 60% of patients and partial clearing in 85% of patients. Additionally, there was a statistically significant improvement in the global severity score. Ten patients continued receiving PTH (1-34) in an open label extension study in which the Psoriasis Area and Severity Index (PASI) was measured; PASI improvement across all 10 patients achieved statistically significant improvement compared to baseline. This study showed topical PTH (1-34) to be well tolerated and efficacious for the treatment of plaque psoriasis with no patients experiencing any clinically significant adverse events.

Due to the high response rate seen in patients in the Phase I/II trial with topical PTH (1-34), we believe that it may have an important clinical advantage over current topical psoriasis treatments.

A physician sponsored Investigational New Drug (IND) Phase 2a trial involving PTH (1-34) was initiated in December 2005, again under the auspices of Boston University, but in April 2006 we reported a delay in this planned Phase 2a clinical study due to a formulation issue. We have identified and resolved this issue, and a new formulation of topical PTH (1-34) has been produced.

A corporate IND application for the new formulation of topical PTH (1-34) was accepted by the U.S. Food and Drug Administration (FDA) in September 2007. In October 2007, the company announced that it had initiated and begun dosing in a Phase 2a multi-center, randomized, double-blind, vehicle-controlled, parallel group clinical study. This study will enroll and treat approximately 54 subjects in a 1:1:1 randomization of two doses of topical PTH (1-34) compared to vehicle for an eight week treatment period. The vehicle is the topical PTH (1-34) product without the active ingredient, PTH (1-34).

To date, we have incurred $4,586,000 of project costs related to our development of topical PTH (1-34). These project costs have been incurred since April 1, 2005, the date of the Tarpan Therapeutics acquisition, $1,871,000 of which was incurred in the first nine months of 2007.

Altoderm

In April 2007 we entered into a license agreement with Thornton & Ross LTD, or T&R, pursuant to which we acquired exclusive North American rights to a dermatology product candidate called Altoderm™. Altoderm is a novel, proprietary formulation of topical cromolyn sodium and is designed to enhance the absorption of cromolyn sodium in order to treat atopic dermatitis, or “eczema.”

In a previously completed Phase 3 randomized, double-blind, placebo-controlled, parallel-group study, conducted in Europe by T&R, the compound was administered for 12 weeks to 114 child subjects with moderately severe atopic dermatitis. In the study results, published in the British Journal of Dermatology in February 2005, Altoderm demonstrated a statistically significant reduction in symptoms. During the study, subjects were permitted to continue with their existing treatment, in most cases this consisted of emollients and topical steroids. A positive secondary outcome of the study was a reduction in the use of topical steroids for the Altoderm treated subjects.

This product candidate is currently being tested by T&R in a second, ongoing Phase 3 clinical study in Europe. Analysis of the preliminary data from the initial 12 week, blinded portion of this randomized, double-blind, vehicle controlled clinical trial has been completed. In this study the vehicle was the Altoderm product without the active ingredient, cromolyn sodium.

Data indicate that Altoderm was safe and well tolerated, and showed a trend toward improvement in pruritus (itching), but the efficacy results were inconclusive. Altoderm treated subjects and vehicle only treated subjects experienced a similar improvement (each greater than 30%), and therefore, the study did not achieve statistical significance. The Company believes these outcomes were due to a suboptimal study design where subjects were unrestricted in their use of concomitant therapies such as topical steroids and immunomodulators.

The data obtained from these studies will be submitted in support of Altoderm to both European and US regulatory agencies. Given the promising clinical data obtained from the first European Phase 3 study, and the symptom improvements reported in the ongoing European Phase 3 study, both Manhattan Pharmaceuticals and Thornton & Ross Limited believe there is significant potential for Altoderm and will continue development of this product candidate. Manhattan Pharmaceuticals is scheduled for a pre-IND meeting with the U.S. FDA in January 2008 and is finalizing a pre-IND package in anticipation of that meeting. The Company intends to pursue Altoderm as a Phase 2 product candidate with indications in pruritus associated with atopic dermatitis and other pruritic conditions. The Company also expects Altoderm clinical studies to be required in the U.S. with the first of these studies to commence in the first half of 2008.

To date, we have incurred $877,000 of project costs, including license fees of $587,000 of which $475,000 was paid in cash and $112,500 of which was satisfied through the issuance of 125,000 shares of our common stock, related to our development of Altoderm, all of which was incurred in the first nine months of 2007.

Hedrin

In June 2007, we entered into an exclusive license agreement with T&R and Kerris, S.A. (“Kerris”) for a product candidate called Hedrin. We acquired an exclusive North American license to certain patent rights and other intellectual property relating to Hedrin, a non-insecticide product candidate for the treatment of head lice. In addition, and at the same time, we also entered into a Supply Agreement with T&R pursuant to which T&R will be the Company’s exclusive supplier of Hedrin product.

Hedrin is currently marketed as a device in Western Europe and as a pharmaceutical in the U.K. In Western Europe Hedrin has achieved sales of $45 million (21% market share) within 12 months of product launch, and is the market leader in the U.K. with $1 million in sales (23% market share). Manhattan Pharmaceuticals is pursuing a Premarket Approval (PMA) application development pathway for Hedrin as a medical device, and will request a meeting with the FDA's Center for Devices and Radiological Health in the fourth quarter of 2007. The Company expects to be required to complete at least one clinical trial with this product candidate. Pending the outcome of these regulatory discussions, the Company expects to initiate clinical activities in 2008.

To date, we have incurred $824,000 of project costs, including license fees of $720,000 of which $600,000 was paid in cash and $120,000 of which was satisfied through the issuance of 150,000 shares of our common stock, related to our development of Hedrin, all of which was incurred in the first nine months of 2007.

Altolyn

In addition to the Altoderm license agreement, we entered into a separate license agreement with T&R pursuant to which we acquired exclusive North American rights to develop and commercialize Altolyn™. Altolyn is a proprietary, site specific, tablet formulation of oral cromolyn sodium for the treatment of mastocytosis. This novel formulation is designed to provide optimal availability by preferentially releasing the drug in the upper part of the small intestine, the purported site of action.

The Company is working with Thornton and Ross Limited and the current U.K. manufacturer of Altolyn to develop a GMP compliant manufacturing process. Pending finalization of this process the company will request a pre-IND meeting with the FDA and will prepare a pre-IND package. The company believes that Altolyn may be a candidate for an accelerated 505(b)2 regulatory pathway or orphan drug designation in the indication of mastocytosis. Oral cromolyn sodium is the active ingredient in Gastrocrom® an oral liquid solution that is currently FDA approved for the treatment of mastocytosis.

Early U.K. clinical experience also suggests that Altolyn may have potential for patients with food allergy and gastrointestinal functional disorders, and the company intends to pursue these as additional indications.

To date, we have incurred $625,000 of project costs, including a license fee of $475,000, related to our development of Altolyn, all of which was incurred in the first nine months of 2007.

Oleoyl-estrone

On July 9, 2007 we announced the results of our two Phase 2a clinical trials of oral Oleoyl-estrone. The results of both randomized, double-blind, placebo controlled studies, one in common obesity and the other in morbid obesity, demonstrated no statistically or clinically meaningful placebo adjusted weight loss for any of the treatment arms evaluated. Based on these results, we have discontinued our Oleoyl-estrone programs in both common obesity and morbid obesity.

To date, we have incurred $15,319,000 of project costs related to our development of Oleoyl-estrone, including milestone payments triggered under our license agreement for Oleoyl-estrone, of which $3,034,000 was incurred in the first nine months of 2007.

Lingual spray propofol

On July 9, 2007 we announced that we will discontinue development and we intend to pursue appropriate out-licensing opportunities for Propofol Lingual Spray for pre-procedural sedation.

To date, we have incurred $2,984,000 of project costs related to our development of propofol lingual spray, of which $30,000 was incurred in the first nine months of 2007.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk is confined to our cash and cash equivalents. We have attempted to minimize risk by investing in high-quality financial instruments, primarily money market funds with no security having an effective duration longer than 90 days. If the market interest rate decreases by 100 basis points or 1%, the fair value of our cash and cash equivalents portfolio would have minimal to no impact on the carrying value of our portfolio. We did not hold any derivative instruments as of September 30, 2007, and we have never held such instruments in the past.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of that date were effective to ensure that information required to be disclosed in the reports we file under the Securities and Exchange Act is recorded, processed, summarized and reported on an accurate and timely basis.

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

Changes in Internal Control

During the quarter ended September 30, 2007, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Swiss Pharma Contract LTD (“Swiss Pharma”), a clinical site that the Company used in one of its obesity trials, gave notice to the Company that Swiss Pharma believes it is entitled to receive an additional payment of $322,776 for services in connection with that clinical trial. While the contract between the Company and Swiss Pharma provides for additional payments if certain conditions are met, Swiss Parma has not specified which conditions they believe have been achieved and the Company does not believe that Swiss Pharma is entitled to additional payments and has not accrued any of these costs as of September 30, 2007. The contract between the Company and Swiss Pharma provides for arbitration in the event of a dispute, such as this claim for an additional payment. Swiss Pharma has filed a demand for arbitration. As the Company does not believe that Swiss Pharma is entitled to additional payments, it intends to defend its position in arbitration.

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

MANHATTAN PHARMACEUTICALS, INC.

Date: November 13, 2007	By:	/s/ Douglas Abel
Douglas Abel President and Chief Executive Officer

Date: November 13, 2007	By:	/s/ Michael G. McGuinness
Michael G. McGuinness Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.