Form 10-K/A
period 2007-12-31
MANHATTAN PHARMACEUTICALS INC
filed 2008-04-29
CIK 1001316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant on April 15, 2008 based on the closing price of the common stock as reported on the OTC Bulletin Board on such date was $6,681,721.

As of April 15, 2008 there were 70,624,232 outstanding shares of common stock, par value $.001 per share.

The Company is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2007 to furnish the information required in Part III (Items 10, 11, 12, 13 and 14). This report is limited in scope to the items identified above and should be read in conjunction with the Form 10-K. Other than the furnishing of the information identified above, this report does not modify or update the disclosure in the Form 10-K in any way.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Biographical Summaries of Our Members of Board of Directors

The members of the Board of Directors (each a "Director and collectively, "Directors") are:

Name	Age	Position(s) Held	Director Since
Douglas Abel	46	President, Chief Executive Officer and Director	2005
Neil Herskowitz	51	Director	2004
Malcolm Hoenlein	64	Director	2004
Timothy McInerney	47	Director	2004
Richard I. Steinhart	51	Director	2004
Michael Weiser, M.D.	45	Director	2003

Douglas Abel has been our President and Chief Executive Officer and a director since April 2005. Mr. Abel was President and CEO of Tarpan Therapeutics, Inc., a privately-held biopharmaceutical company, from November 2004 until April 2005, when Tarpan was acquired by us. Prior to becoming President and CEO of Tarpan, Mr. Abel served as Vice President of the Dermatology Business Unit at Biogen Idec where he worked from August 2000 to November 2004. While at Biogen, he led more than 100 employees to support the launch of AMEVIVE®. Before that, Mr. Abel was at Allergan Pharmaceuticals from December 1987 to August of 2000, with his most recent position being Director of BOTOX® Marketing. Mr. Abel received his A.B. in chemistry from Lafayette College and an M.B.A. from Temple University.

Neil Herskowitz was appointed to our Board of Directors in July 2004. He has served as the Managing Member of ReGen Partners LLC, an investment fund located in New York, and as the President of its affiliate, Riverside Contracting LLC since June 1998. Mr. Herskowitz currently serves as a director of Innovive Pharmaceuticals (OTCBB: IVPH) a publicly traded pharmaceutical development company. He also serves on the board of directors of Starting Point Services for Children, a not-for-profit corporation, and of Vacation Village, a 220-unit development in Sullivan County, New York. Mr. Herskowitz received a B.B.A. in Finance from Bernard M. Baruch College in 1978.

Malcolm Hoenlein was appointed to our Board of Directors in July 2004. Since January 2001, he is also a director of Keryx Biopharmaceuticals, Inc. (Nasdaq: KERX). Mr. Hoenlein currently serves as the Executive Vice Chairman of the Conference of Presidents of Major American Jewish Organizations, a position he has held since 1986. He also serves as a director of Bank Leumi. Mr. Hoenlein received his B.A. from Temple University and his M.A. from the University of Pennsylvania.

Timothy McInerney has been a director of Manhattan since July 2004.  Mr. McInerney serves as a partner at Riverbank Capital Securities, Inc., a position he has held since June 2007.  Mr. McInerney currently serves on the board of directors of ZIOPHARM Oncology Inc. (NASDAQ: ZIOP).  From 1992 to March 2007, Mr. McInerney was a Managing Director of Paramount BioCapital, Inc. where he oversaw the overall distribution of Paramount’s private equity product.  Prior to 1992, Mr. McInerney was a research analyst focusing on the biotechnology industry at Ladenburg, Thalman & Co.  Prior to that, Mr. McInerney held equity sales positions at Bear, Stearns & Co. and Shearson Lehman Brothers, Inc.  Mr. McInerney also worked in sales and marketing for Bristol-Myers Squibb.  He received his B.S. in pharmacy from St. John’s University at New York.  He also completed a post-graduate residency at the New York University Medical Center in drug information systems.

Richard I. Steinhart has been a director of the Company since July 2004. Since April 2006, Mr. Steinhart has served as Chief Financial Officer of Electro-Optical Sciences, Inc., a publicly-held medical device company. From May 1992 to April 2006, Mr. Steinhart was principal of Forest Street Capital, a boutique investment banking, venture capital, and management consulting firm. Prior to Forest Street Capital, from May 1991 to May 1992, he was the Vice President and Chief Financial Officer of Emisphere Technologies, Inc., a publicly held biopharmaceutical company that is working to develop and commercialize a proprietary oral drug delivery system. Prior to joining Emisphere Technologies, Mr. Steinhart spent seven years at CW Group, Inc., a venture capital firm focused on medical and healthcare investments, where he was a General Partner and Chief Financial Officer. Mr. Steinhart has previously served as a director of a number of privately-held companies, including ARRIS Pharmaceuticals, Inc., a biotechnology company involved with rational drug design; Membrex, Inc., a laboratory equipment manufacturing company; and Photest, Inc., a diagnostics company. He began his career working as a certified public accountant and continues to be a New York State Certified Public Accountant. Mr. Steinhart holds a Bachelors of Business Administration and Masters of Business Administration from Pace University.

Michael Weiser, M.D., Ph.D., has served as a director of Manhattan since February 2003.  Dr. Weiser currently serves as founder and co-chairman of Actin Biomed, a position he has held since December 2006.  Previously, he served as Director of Research of Paramount BioSciences, Inc.  Dr. Weiser completed his Ph.D. in Molecular Neurobiology at Cornell University Medical College and received his M.D. from New York University School of Medicine, where he also completed a Postdoctoral Fellowship in the Department of Physiology and Neuroscience.  Dr. Weiser currently serves on the boards of directors of Hana Biosciences, Inc. (NASDAQ: HNAB), Chelsea Therapeutics International Ltd. (NASDAQ: CHTP), Emisphere Technologies Inc. (NASDAQ: EMIS), ZIOPHARM Oncology Inc. (NASDAQ: ZIOP), and VioQuest Pharmaceuticals Inc. (OTCBB: VQPH), as well as several other privately held biotechnology companies.

There are no family relationships among any of the executive officers, Directors and key employees of the Company.

Biographical Summaries of Current Executive Officers

Name	Age	Position
Douglas Abel	46	President & Chief Executive Officer and Director
Michael G. McGuinness	54	Chief Operating Officer, Chief Financial Officer & Secretary

Douglas Abel has been President and Chief Executive Officer and a director of our company since April 2005. His complete biography is set forth above under the caption “Biographical Summaries of Nominees for the Board of Directors.”

Michael G. McGuinness has been our Chief Financial Officer and Secretary since July 2006. Mr. McGuinness was appointed Chief Operating Officer on April 1, 2008. Prior to joining Manhattan, Mr. McGuinness served as chief financial officer of Vyteris Holdings (Nevada), Inc. (OTCBB: VYHN), a product-based drug delivery company, from September 2001 to April 2006, and from 1998 to 2001 he was chief financial officer of EpiGenesis Pharmaceuticals, a privately-held biotechnology company. Mr. McGuinness received a BBA in public accounting from Hofstra University.

None of our executive officers is related to any other executive officer or to any of our Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we received with respect to transactions during 2007, we believe that all such forms were filed on a timely basis.

Committees of the Board and Director Independence

Independence of the Board of Directors

The Company's common stock has not been listed on a national securities exchange since the Company voluntarily de-listed its shares from the American Stock Exchange effective March 26, 2008 and therefore the Company is not subject to any corporate governance requirements regarding independence of board or committee members. However, the Company has chosen the definition of independence contained in the rules of the American Stock Exchange (the "AMEX") as benchmark to evaluate the independence of its directors. Under the AMEX listing standards, an "independent director" of a company means a person who is not an officer or employee of the company or its subsidiaries and who the board of directors has affirmatively determined does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. After review of all relevant transactions or relationships between each director, or any of his family members, and Manhattan, its senior management and its independent registered public accounting firm, the Board has determined that all of our directors are independent directors within the meaning of the applicable AMEX listing standard, except for Mr. Abel, our President and Chief Executive Officer and Timothy McInerney.

Board Committees

The Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The following table provides membership for each of the Board committees:

Name of Committee	Membership
Audit	Messrs. Herskowitz, Hoenlein and Steinhart (Chair)

Compensation	Messrs. Herskowitz, Hoenlein, Steinhart and Weiser (Chair)

Nominating and Governance	Messrs. Herskowitz, Hoenlein and Steinhart (Chair)

    Audit Committee

The Audit Committee oversees the Company’s accounting and financial reporting process. For these purposes, the Audit Committee performs several functions. For example, the Committee evaluates and assesses the qualifications of the independent registered public accounting firm; determines the engagement of the independent registered public accounting firm; determines whether to retain or terminate the existing independent registered public accounting firm; reviews and approves the retention of the independent registered public accounting firm to perform any non-audit services; reviews the financial statements to be included in the Company’s Annual Report on Form 10-K; and discusses with management and the independent registered public accounting firm the results of the annual audit and the results of the Company’s quarterly financial statements. The Board of Directors adopted a written Audit Committee Charter, a copy of which can be found on our company website at www.manhattanpharma.com .

Our Board of Directors has reviewed the definition of independence for Audit Committee members and has determined that each member of our Audit Committee is independent (as independence for audit committee members is currently defined under applicable SEC rules and the relevant AMEX listing standards. The Board has further determined that Mr. Steinhart qualifies as an “audit committee financial expert,” as defined by applicable rules of the SEC.

Compensation Committee

The Compensation Committee of the Board of Directors oversees our compensation policies, plans and programs. The Compensation Committee reviews and approves corporate performance goals and objectives relevant to the compensation of our executive officers and other senior management; reviews and recommends to the Board the compensation and other terms of employment of our Chief Executive Officer and our other executive officers; administers our equity incentive and stock option plans; and makes recommendations to the Board concerning the issuance of awards pursuant to those plans. All current members of the Compensation Committee, except for Dr. Weiser who serves as Chair of the Compensation Committee, are independent (as independence is currently defined under applicable AMEX listing standards). The Board of Directors has adopted a written charter of the Compensation Committee, a copy of which can be found on our company website at www.manhattanpharma.com.

 Nominating and Governance Committee

The Nominating and Governance Committee considers and recommends to the Board persons to be nominated for election by the stockholders as directors. In addition to nominees recommended by directors, the Nominating and Governance Committee will consider nominees recommended by stockholders if submitted in writing to the Secretary of the Company at the address of Company’s principal offices. The Board believes that any candidate for director, whether recommended by stockholders or by the Board, should be considered on the basis of all factors relevant to the needs of the Company and the credentials of the candidate at the time the candidate is proposed. Such factors include relevant business and industry experience and demonstrated character and judgment. All current members of the Nominating and Corporate Governance Committee are independent (as independence is currently defined under applicable AMEX listing standards). The Board of Directors adopted a written charter of the Nominating and Governance Committee, a copy of which can be found on our company website at www.manhattanpharma.com.

Communication with the Board of Directors

Although we have not adopted a formal process for stockholder communications with our Board of Directors, we believe stockholders should have the ability to communicate directly with the Board so that their views can be heard by the Board or individual directors, as applicable, and that appropriate and timely responses are provided to stockholders. All communications regarding general matters should be directed to the Secretary of the Company at the address below and should prominently indicate on the outside of the envelope that it is intended for the complete Board of Directors or for any particular director(s). If no designation is made, the communication will be forwarded to the entire board. Stockholder communications to the Board should be sent to:

Corporate Secretary
Attention: Board of Directors [or name(s) of particular directors]
Manhattan Pharmaceuticals, Inc.
810 Seventh Avenue, 4 th Floor
New York, NY 10019

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees of our company. A copy of our Code of Business Conduct and Ethics is available on our company’s website at www.manhattanpharma.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the code to an executive officer or director, we will promptly disclose the nature of the amendment or waiver by filing with the SEC a current report on Form 8-K.

Item 11. Executive Compensation.

Summary Compensation of Executive Officers

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during our last completed fiscal year and (ii) the two most highly compensated executive officers, other than the principal executive officer, that served as an executive officer at the conclusion of the fiscal year ended December 31, 2007 and who received total compensation in excess of $100,000 during such fiscal year (collectively, the “named executives”).

Name and Principal Position	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Douglas Abel Chief Executive Officer and President	2007 2006	$345,000 $325,000	$180,000(3) $150,000	$910,224 (5) $1,156,065 (5)	$0 $0	$0 $0	$42,333 (4) $116,776 (4)	$1,477,557 $1,748,841
Alan G. Harris (1) Chief Medical Officer	2007 2006	$288,333 $252,083	$0 $107,500	$292,530 (5) $98,837 (5)	$0 $0	$0 $0	$9,000 (6) $8,800 (6)	$589,863 $467,220
Michael McGuinness(2) Chief Operating and Financial Officer, Secretary	2007 2006	$238,333 $98,229	$100,000(3) $60,000	$95,528 (5) $23,622 (5)	$0 $0	$0 $0	$9,000 (6) $0	$442,861 $181,851
_________________________

(1)	Dr. Harris was appointed our Chief Medical Officer on February 1, 2006. Dr. Harris’ employment with us ended effective December 31, 2007.

(2)	Mr. McGuinness was appointed our Chief Financial Officer on July 10, 2006 and Chief Operating Officer on April 1, 2008.

(3)
The Company has accrued for such bonuses but has not paid such bonuses. Payment of such bonuses are contingent upon the Company raising additional financing and shall be paid as follows: (i) 50% will be paid when the Company has consummated a financing transaction with gross proceeds (net of commissions) to the Company of at least $1,000,000 and (ii) the remaining 50% will be paid when the Corporation has consummated a financing transaction with gross proceeds (net of commissions) to the Corporation of at least $2.5 million (cumulative, including the $1 million financing transaction referred to above).

(4)
For 2007 represents a payment in the amount of $33,333, which represents the approximate amount of additional expense incurred by Mr. Abel relating to his commuting between Boston and New York and a tax “gross up” to cover the additional tax liability to Mr. Abel from such payment, and a matching contributions by us pursuant to our company’s 401(k) retirement plan of $9,000. For 2006 represents a payment in the amount of $83,333, which represents the approximate amount of additional expense incurred by Mr. Abel relating to his commuting between Boston and New York and a tax “gross up” to cover the additional tax liability to Mr. Abel from such payment, reimbursement of certain commuting expenses of $24,643 and a matching contributions by us pursuant to our company’s 401(k) retirement plan of $8,800.

(5)
Represents the amount of share-based costs recognized by us during 2007 under SFAS No. 123(R). See Note 3 to our Consolidated Financial Statements included in our annual report for 2007 on Form 10-K and for 2006 on Form 10-KSB for the assumptions made in the valuation.

(6)	Represents matching contributions by us pursuant to our company’s 401(k) retirement plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the unexercised options held by each of our named executive officers as of December 31, 2007.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Douglas Abel	2,923,900 0	0 250,000		$1.50 $0.95	04/01/2015 04/25/2017
Alan Harris	300,000 100,000	0 0		$1.35 $0.95	12/31/2009 12/31/2009
Michael McGuinness	73,333 20,000 0	146,667 40,000 320,000		$0.70 $1.35 $0.95	07/10/2016 07/10/2016 04/25/2017

Employment Agreements

Douglas Abel. We entered into an employment agreement and an extension to that employment agreement with Mr. Abel dated April 1, 2005, whereby Mr. Abel agreed to serve as our President and Chief Executive Officer for a period of four years in exchange for (i) an annual base salary of $300,000, subject to a retroactive increase in the amount of $25,000 upon the Company’s completing a financing transaction of at least $5,000,000, (ii) a signing bonus in the amount of $200,000, which was payable in two installments during the first year of the agreement, (iii) a discretionary performance-based bonus in an amount equal to up to 50% of Mr. Abel’s base salary, and (iv) an option to purchase 2,923,900 shares of our common stock at $1.50 per share with three-year annual vesting, purchasable for a 10-year term. In accordance with the terms of his employment agreement and as a result of our private placement financing that we completed in August 2005, Mr. Abel’s salary was increased to $325,000 retroactive to April 1, 2005. The employment agreement contains customary provisions relating to confidentiality, work-product assignment, non-competition and non-solicitation. In the event Mr. Abel’s employment is terminated by us (other than for cause) during the term of the agreement, including a termination upon a change of control (as defined in the agreement), we are required to pay a severance payment ranging from between 6 and 12 month of base salary, depending upon the circumstances of such termination.

Alan G. Harris. We entered into an employment agreement with Dr. Harris dated January 26, 2006, whereby Dr. Harris agreed to serve as our Chief Medical Officer for a period of three years commencing on February 1, 2006. Mr. Harris’ employment with Company ended on December 31, 2007. The employment agreement provided that, in exchange for his services, Dr. Harris would receive (i) an annual base salary of $275,000; (ii) a guaranteed cash bonus of $50,000; (iii) an annual milestone bonus on each anniversary of the employment agreement during the term of the agreement in an amount up to 30% of his annual base salary, at the discretion of our chief executive officer and the Board; and (iv) an option to purchase 300,000 shares of our common stock at an exercise price equal to the last closing sale price of our common stock on February 1, 2006, such options to vest in equal amounts over three years and be exercisable for a 10-year term. In the event Dr. Harris' employment is terminated by us upon a change of control and the fair market value of our common stock, as determined in the good faith discretion of the Board, is less than $40,000,000 on the date of the change of control, Dr. Harris shall continue to receive his base salary and benefits for a period of three months from the date of termination. In the event such termination is for a reason other than for cause or pursuant to a change of control, Dr. Harris shall be entitled to receive his base salary for a period of six months from the date of termination.

Dr. Harris executed a Separation and Release Agreement (the "Separation Agreement") with the Company which provides for, among other things, (i) the termination of Dr. Harris's employment effective December 31, 2007; (ii) continuation of his base salary through February 29, 2008 in accordance with the Company's standard payroll practices; (iii) the amendment of certain outstanding option grants to provide for the immediate vesting of the unvested portion of the grant issued on February 1, 2006 and the immediate vesting of one-third of the options granted on April 25, 2007 and to extend the expiration date of such option grants; and (iv) the waiver of the Company's right to enforce the covenants against competition contained in Section 6(a) of his employment agreement. The Separation Agreement further provides for mutual general releases.

Michael G. McGuinness. Mr. McGuinness’ employment with us is governed by an employment agreement dated July 7, 2006. The agreement provides for an initial three-year term of employment ending July 2009, subject to additional one-year renewal periods upon the mutual agreement of the parties. Pursuant to the agreement, Mr. McGuinness is entitled to an annual base salary of $205,000 and an annual bonus, payable in the discretion of our Board, of up to 30 percent of his annual base salary. Mr. McGuinness is also entitled to certain other fringe benefits that are made available to our senior executives from time to time, including medical and dental insurance and participation in our 401(k) plan.

In addition, in accordance with the terms of the employment agreement, we issued to Mr. McGuinness two 10-year stock options pursuant to our 2003 Stock Option Plan. The first option relates to 220,000 shares of common stock and is exercisable at a price of $0.70, the closing price of our common stock on the date of his employment agreement. The second option relates to 60,000 shares and is exercisable at a price of $1.35 per share. Both options vest in three annual installments commencing July 10, 2007. To the extent Mr. McGuinness’ employment with us is terminated prior to the end of such 10-year term, the options shall remain exercisable for a period of 90 days.

Mr. McGuinness’ employment agreement further provides that in the event we terminate his employment with us other than as a result of death, for “cause,” “disability” or upon a “change of control” (as those terms are defined in the agreement), then (1) Mr. McGuinness will continue receiving his base salary and fringe benefits for a period of six months following such termination, provided, that our obligation to pay such compensation shall be offset by any amounts received by Mr. McGuinness from subsequent employment during such 6-month period, and (2) the vesting of the stock options issued to Mr. McGuinness in accordance with the employment agreement will accelerate and be deemed vested as of the date of termination and will remain exercisable for a period of 90 days following such termination. In the event we terminate Mr. McGuinness’ employment during the term of the agreement upon a “change of control” and, if at the time of such termination, the aggregate value of our outstanding common stock is less than $80 million, then (i) Mr. McGuinness will continue receiving his base salary and fringe benefits for a period of six months following such termination and (ii) the portions of the stock options issued in accordance with the employment agreement that have vested as of the date of such termination or that are scheduled to vest in the calendar year of such termination will be deemed vested and will remain exercisable for a period of 90 days following such termination.

Compensation of Directors

Non-employee directors are eligible to participate in the Company’s Non-employee Director Compensation Arrangement, which was adopted on January 30, 2007. Under the arrangement, non-employee directors are granted an option to purchase 50,000 shares of common stock upon their initial election or appointment to the board. Thereafter on an annual basis, non-employee directors are entitled to an option to purchase 50,000 shares of common stock. Each non-employee director is entitled to a retainer of $20,000 per year, payable on a quarterly basis. In addition, each such director shall be entitled to a fee of $1,000 for each meeting of the Board attended in person, or $500 for attending a meeting by telephone or other electronic means. Each non-employee director serving on a committee of the Board is entitled to a fee of $1,000 for each meeting of such committee attended by such director in person, or $500 for attending a committee meeting by telephone or other electronic means. Each non-employee director is also entitled to reimbursement for reasonable out-of-pocket expenses incurred in connection with the performance of his service as a director, including without limitation, travel related expenses incurred in connection with attendance at Board or Board committee meetings.

The following table shows the compensation earned by each of our non-employee directors for the year ended December 31, 2007:

Name	Fees Earned or Paid in Cash	Option Awards (1)	All Other Compensation	Total
Neil Herskowitz	$27,500	$7,948(3)	$0	$35,448
Malcolm Hoenlein	$25,000	$7,948(4)	$0	$32,948
Timothy McInerney	$24,000	$7,948(5)	$0	$31,948
Joan Pons Gimbert (2)	$12,000	$7,948(6)	$0	$19,948
Richard I. Steinhart	$27,000	$7,948(7)	$0	$34,948
Michael Weiser	$24,500	$7,948(8)	$0	$32,448

(1)
Represents the amount of share-based costs recognized by us during 2006 under SFAS No. 123(R). See Note 3 to our Consolidated Financial Statements included in our annual report for 2006 on Form 10-KSB for the assumptions made in the valuation.

(2)	Joan Pons Gimbert resigned from the Board in July 2007.

(3)	As of April 21, 2008, Mr. Herskowitz has options to purchase an aggregate of 216,010 shares of our common stock.

(4)	As of April 21, 2008, Mr. Hoenlein has options to purchase an aggregate of 216,010 shares of our common stock.

(5)	As of April 21, 2008, Mr. McInerney has options to purchase an aggregate of 236,010 shares of our common stock.

(6)	As of April 21, 2008, Mr. Pons Gimbert has options to purchase an aggregate of 133,334 shares of our common stock.

(7)	As of April 21, 2008, Mr. Steinhart has options to purchase an aggregate of 216,010 shares of our common stock.

(8)	As of April 21, 2008, Mr. Weiser has options to purchase an aggregate of 230,000 shares of our common stock.

Compensation Committee Interlocks and Insider Participation

There were no interlocks or other relationships with other entities among our executive officers and directors that are required to be disclosed under applicable SEC regulations relating to compensation committee interlocks and insider participation.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding ownership of shares of our common stock, as of April 15, 2008:

o	by each person known by us to be the beneficial owner of 5% or more of our common stock;

o	by each of our directors and executive officers; and

o	by all of our directors and executive officers as a group.

Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, of any shares of our common stock over which he or she has or shares, directly or indirectly, voting or investment power or of which he or she has the right to acquire beneficial ownership at any time within 60 days. As used in this prospectus, "voting power" is the power to vote or direct the voting of shares and "investment power" includes the power to dispose or direct the disposition of shares. Common stock beneficially owned and percentage ownership as of April 15, 2008 was based on 70,624,232 shares outstanding. Unless otherwise indicated, the address of each beneficial owner is c/o Manhattan Pharmaceuticals, Inc., 810 Seventh Avenue, 4th Floor, New York, New York 10019.

Name of Beneficial Owners, Officers and Directors	Number of Shares Beneficially Owned	Percentage Beneficially Owned
Douglas Abel (1)	3,495,566	4.7
Michael McGuinness (2)	576,667	*
Michael Weiser (3)	2,538,651	3.6
Timothy McInerney (4)	966,857	1.3
Neil Herskowitz (5)	323,128	*
Richard I. Steinhart (6)	154,977	*
Malcolm Hoenlien (7)	150,535	*
All directors and officers as a group (8)(7 persons)	8,206,381	10.8
Joan Pons Gimbert(9) Josep Samitier 1-5, Barcelona Science Park 08028 Barcelona, Spain	4,092,483	5.8
Lester Lipschutz (10) 1650 Arch Street, Philadelphia, PA 19103	8,941,873	12.7
Lindsay Rosenwald (11) 787 Seventh Avenue New York, NY 10019	4,224,268	5.9
Nordic Biotech Venture Fund II K/S(12) Ostergrade 5, 3rd floor, DK-1100 Copenhagen K, Denmark	25,000,000	26.1

* Less than 1.0%

(1)	Includes 3,440,566 shares issuable upon exercise of vested portions of options.
(2)	Includes 566,667 shares issuable upon exercise of vested portions of options.
(3)	Includes 163,334 shares issuable upon the exercise of vested portions of options, and 127,754 shares issuable upon exercise of warrants.
(4)	Includes 183,334 shares issuable upon exercise of vested portions of options; and 115,863 shares issuable upon exercise of warrants.
(5)
Includes 149,344 shares issuable upon exercise of vested portions of options, and 19,444 shares issuance upon exercise of warrants; 77,288 shares held by Riverside Contracting, LLC, a limited liability company of which Mr. Herskowitz is a member holding 50% ownership and 44,168 shares held by ReGen Capital II, LLC, a limited liability company of which Mr. Herskowitz is a member holding 50% ownership.

(6)	Includes 149,344 shares issuable upon exercise of vested portions of options.
(7)	Includes 149,344 shares issuable upon exercise of vested portions of options.
(8)
Includes 4,801,933 shares issuable upon exercise of vested portions of options; 263,061 shares issuable upon the exercise of warrants; 77,288 shares held by Riverside Contracting, LLC, a limited liability company of which Mr. Herskowitz is a member holding 50% ownership and 44,168 shares held by ReGen Capital II, LLC, a limited liability company of which Mr. Herskowitz is a member holding 50% ownership.

(9)
Includes 3,957,037 shares held by Oleoyl-Estrone Developments ("OED") and 133,334 shares issuable upon exercise of options which are currently exercisable. Mr. Pons is the chief executive officer of OED. Mr. Pons disclaims beneficial ownership of the shares owned by OED.

(10)
Includes 8,941,873 shares of Common Stock held by separate trusts for the benefit of Dr. Rosenwald or his family with respect to which Mr. Lipschutz is either trustee or investment manager and in either case has investment and voting power. Mr. Lipschutz disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein, if any.  The foregoing information is derived from a Schedule 13G filed on behalf of the reporting person on August 1, 2007

(11)
Includes 3,183,497 shares held directly by Dr. Rosenwald, 1,040,658 shares issuable upon the exercise of warrants, 80 shares held by the Dr. Rosenwald's wife, over which Dr. Rosenwald may be deemed to have sole voting and dispositive power, although he disclaims beneficial ownership of such shares except with regard to his pecuniary interest therein, if any, and 33 shares held by Dr. Rosenwald’s children, over which Dr. Rosenwald may be deemed to have sole voting and dispositive power, although he disclaims beneficial ownership of such shares except with regard to his pecuniary interest therein, if any. The foregoing information is derived from a Schedule 13G/A filed on behalf of the reporting person on February 13, 2008.

(12)
Includes (i) 17,857,143 shares are issuable upon exercise of Nordic's right to put, or our right to call, all or a portion of Nordic's equity interest in Hedrin Pharmaceuticals General Partner ApS, a Danish limited partnership, of which we and Nordic are partners, and (ii) 7,142,857 shares are issuable upon exercise of an outstanding warrant held by the selling securityholder. Does not include 17,857,143 additional shares which may become issuable upon exercise of Nordic's right to put, or our right to call, all or a portion of Nordic's equity interest in Hedrin Pharmaceuticals General Partner ApS upon the FDA's determination that Hedrin is a medical device prior to September 30, 2008 and Nordic's investment of an additional $2.5 million in exchange in Hedrin Pharmaceuticals General Partner ApS.

Equity Compensation Plans

The following table summarizes securities authorized for issuance under our equity compensation plans as of December 31, 2007:

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity Compensation Plan Approved by Shareholders	8,033,838	$1.26	3,475,626
Equity Compensation Plan Not Approved by Shareholders	0		0
TOTAL	8,033,838	$1.26	3,475,626

Item 13. Certain Relationships and Related Transactions.

Oleoylestrone Developments, SL

Pursuant to the terms of a license agreement dated February 15, 2002 between us and Oleoylestrone Developments, SL, or OED, which was terminated in November 2007, we had an exclusive, worldwide license to U.S. and foreign patents and patent applications relating to certain technologies. Although we were not obligated to pay royalties to OED, the license agreement required us to make certain performance-based milestone payments. As of April 15, 2008, OED held approximately 5.6% of our outstanding common stock. Additionally, Mr. Pons, a member of our board of directors, is the chief executive officer of OED.

We also entered into a consulting agreement with OED, which became effective in February 2002 and was terminated along with the termination of the license agreement in November 2007. Pursuant to our consulting agreement, we paid OED a fee of $6,250 per month The fees associated with the consulting agreement were expensed as incurred. Pursuant the consulting agreement, OED agreed to appoint a member to serve as a member of our Scientific Advisory Board and to render consulting and advisory services to us. Such services included research, development and clinical testing of our technology as well as the reporting of the findings of such tests, assistance in the filing of patent applications and oversight and direction of efforts in regards to personnel for clinical development. For the periods ended December 31, 2007 and 2006 and from inception, fees paid to OED were $68,750, $325,000 and $931,250, respectively.

Paramount BioCapital, Inc.

In February 2007, we engaged Paramount BioCapital, Inc., as our placement agent in connection with the private placement. In consideration for its services, we paid aggregate cash commissions of approximately $600,000 and issued to Paramount a 5-year warrant to purchase an aggregate of 509,275 shares at an exercise price of $1.00 per share. At the time of the engagement, Timothy McInerney was an employee of Paramount BioCapital, Inc. or one of its affiliates. The sole shareholder of Paramount BioCapital, Inc. is Lindsay A. Rosenwald, M.D. Dr. Rosenwald beneficially owns more than 5 percent of our common stock. On March 30, 2007, we entered into a series of subscription agreements with various institutional and other accredited investors for the issuance and sale in a private placement of an aggregate of 10,185,502 shares of our common stock for total gross proceeds of approximately $8.56 million. Of the total amount of shares issued, 10,129,947 were sold at a per share price of $0.84, and an additional 55,555 shares were sold to an entity affiliated with Neil Herskowitz, a director of Manhattan, at a per share price of $0.90, the closing sale price of our common stock on March 29, 2007. Pursuant to the subscription agreements, we also issued to the investors 5-year warrants to purchase an aggregate of 3,564,897 shares of our common stock at an exercise price of $1.00 per share. The warrants are exercisable during the period commencing September 30, 2007 and ending March 30, 2012.

Private Placement

As described above, on March 30, 2007, we issued and sold in a private placement transaction an aggregate of 10,185,502 shares of our common stock. Of the total amount of shares issued, 10,129,947 were sold at a per share price of $0.84, and an additional 55,555 shares were sold to an entity affiliated with Neil Herskowitz, a director of Manhattan, at a per share price of $0.90, the closing sale price of our common stock on March 29, 2007. In addition to the shares of common stock, we also issued to the investors 5-year warrants to purchase an aggregate of 3,564,897 shares of our common stock at an exercise price of $1.00 per share. The warrants are exercisable during the period commencing September 30, 2007 and ending March 30, 2012. Accordingly, we received net proceeds of $7.9 million from the sale of these shares and warrants. We engaged Paramount BioCapital, Inc., as our placement agent in connection with the private placement, as discussed above.

The Hedrin JV

We and Nordic Biotech Advisors ApS, through its investment fund, Nordic Biotech Venture Fund II K/S, entered into a joint venture agreement on January 31, 2008, which was amended on February 18, 2008, pursuant which (i) Nordic contributed cash in the amount of $2.5 million to Hedrin Pharmaceuticals General Partner ApS, a newly formed Danish limited partnership, or the Hedrin JV, in exchange for 50% of the equity interests in the Hedrin JV, and (ii) we contributed certain assets to North American rights (under license) to our Hedrin product to the Hedrin JV in exchange for $2.0 million in cash and 50% of the equity interests in the Hedrin JV. Pursuant to the joint venture agreement, if the FDA determines that Hedrin is a medical device prior to September 30, 2008, Nordic is required to pay an additional $2.5 million in exchange for an additional equity interest in the Hedrin JV and we will be entitled to receive from the Hedrin JV $1.5 million in cash and additional equity interests in the Hedrin JV such that Nordic and we each will have a 50% equity interest in the Hedrin JV. Pursuant to the terms of the joint venture agreement, Nordic has the right to nominate one person for election or appointment to our board of directors.

The Hedrin JV will be responsible for the development and commercialization of Hedrin for the North American market and all associated costs including clinical trials, if required, regulatory costs, patent costs, and future milestone payments owed to Thornton & Ross Ltd., or T&R, the licensor of Hedrin. The Hedrin JV will engage us to provide management services to the Hedrin JV in exchange for an annualized management fee, which for 2008, on an annualized basis, is $527,000. The profits of the Hedrin JV will be shared by us and Nordic in accordance with our respective equity interests in the Hedrin JV, of which we each currently hold 50%, except that Nordic is entitled to receive a minimum return each year from the Hedrin JV equal to 6% on Hedrin sales, as adjusted for any change in Nordic’s equity interest in the Hedrin JV, before any distribution is made to us. If the Hedrin JV realizes a profit in excess of the Nordic minimum return in any year, then such excess shall first be distributed to us until our distribution and the Nordic minimum return are in the same ratio as our respective equity interests in the Hedrin JV and then the remainder, if any, is distributed to Nordic and us in the same ratio as our respective equity interests. However, in the event of a liquidation of the Hedrin JV, Nordic’s distribution in liquidation must equal to the amount Nordic invested in the Hedrin JV ($5 million if the payment milestone described above is met, $2.5 million if it is not met) plus 10% per year, less the cumulative distributions received by Nordic from the Hedrin JV before any distribution is made to us. If the Hedrin JV’s assets in liquidation exceed the Nordic liquidation preference amount, then any excess shall first be distributed to us until our distribution and the Nordic liquidation preference amount are in the same ratio as our respective equity interests in the Hedrin JV and then the remainder, if any, is distributed to Nordic and us in the same ratio as our respective equity interests. Further, in no event shall Nordic’s distribution in liquidation be greater than assets available for distribution in liquidation.

The Hedrin JV's board of directors will consist of four members, two members appointed by us and two members appointed by Nordic. Nordic has the right to appoint one of the directors as chairman of the board. The chairman has certain tie breaking powers. In the event that the payment milestone described above is not achieved by June 30, 2008, then the Hedrin JV 's board of directors will increase to five members, two appointed by us and three appointed by Nordic.

Pursuant to the joint venture agreement, Nordic has the right to put all or a portion of its interest in the Hedrin JV in exchange for such number of shares of our common stock equal to the amount of Nordic’s investment in the Hedrin JV divided by $0.14, as adjusted from time to time for stock splits and other specified events, multiplied by a conversion factor, which is (i) 1.00 for so long as Nordic's distributions from the Hedrin JV are less than the amount of its investment, (ii) 1.25 for so long as Nordic's distributions from the Hedrin JV are less than two times the amount of its investment but greater than or equal to the amount of its investment amount, (iii) 1.50 for so long as Nordic's distributions from the Hedrin JV are less than three times the amount of its investment but greater than or equal to two times the amount of its investment amount, (iv) 2.00 for so long as Nordic's distributions from the Hedrin JV are less than four times the amount of its investment but greater than or equal to three times the amount of its investment amount and (v) 3.00 for so long as Nordic’s distributions from Hedrin JV are greater than or equal to four times the amount of its investment. The put right expires upon the earlier to occur of (i) February 25, 2018 and (ii) 30 days after the date when Nordic's distributions from the Hedrin JV exceed five times the amount Nordic has invested in the Hedrin JV (or 10 days after such date if we have provided Nordic notice thereof).

Pursuant to the joint venture agreement, we have the right to call all or a portion of Nordic's equity interest in the Hedrin JV in exchange for such number of shares of our common stock equal to the portion of Nordic's investment in the Hedrin JV that we call by the dollar amount of Nordic's investment as of such date in the Hedrin JV, divided by $0.14, as adjusted from time to time for stock splits and other specified events. The call right is only exercisable by us if the price of our common stock has closed at or above $1.40 per share for 30 consecutive trading days. During the first 30 consecutive trading days in which our common stock closes at or above $1.40 per share, we may exercise up to 25% of the call right. During the second 30 consecutive trading days in which our common stock closes at or above $1.40 per share, we may exercise up to 50% of the call right on a cumulative basis. During the third consecutive 30 trading days in which our common stock closes at or above $1.40 per share, we may exercise up to 75% of the call right on a cumulative basis. During the fourth consecutive 30 days in which our common stock closes at or above $1.40 per share, we may exercise up to 100% of the call right on a cumulative basis. Nordic may refuse the call, either by paying $1.5 million multiplied by the percentage of Nordic's investment being called or forfeiting an equivalent portion of the put right, calculated on a pro rata basis for the percentage of the Nordic equity interest called by us. The call right expires on February 25, 2013.

In connection with our joint venture agreement, on February 25, 2008, Nordic paid us a non-refundable fee of $150,000 in exchange for the right to receive a warrant to purchase up to 7,142,857 shares of our common stock at $0.14 per share, as adjusted from time to time for stock splits and other specified events, if Nordic did not exercise all or part of its put right on or before April 30, 3008. As of April 30, 2008, Nordic had not exercised all or any portion of its put right and we issued the warrant to Nordic.

We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. All such transactions have been reviewed by the audit committee of our Board of Directors and approved by them. All future transactions between us and our officers, directors and principal shareholders and their affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by our audit committee or another independent committee of our Board of Directors.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by J.H. Cohn LLP, our independent registered public accounting firm, for professional services rendered for fiscal years ended December 31, 2007 and 2006:

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

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1†	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†	Filed herewith. All other exhibits previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of April 2008.

MANHATTAN PHARMACEUTICALS, INC.

By: /s/ Douglas Abel
Douglas Abel
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following duly authorized executive officers on behalf of the Registrant and in the capacities and on April 29, 2008.

Signature	Title

/s/ Douglas Abel Douglas Abel	Chief Executive Officer, President and Director (principal executive officer)

/s/ Michael G. McGuinness Michael G. McGuinness	Chief Operating and Financial Officer (principal accounting and financial officer), Secretary