Form 10-Q
period 2008-03-31
MANHATTAN PHARMACEUTICALS INC
filed 2008-05-20
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(212) 582-3950
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer   ☐  Accelerated filer   ☐  Non-accelerated filer   ☐ Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 6, 2008 there were 70,624,232 shares of the issuer’s common stock, $.001 par value, outstanding.

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

Part I - Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
Assets	(Unaudited)	(See Note 1)
Current assets:
Cash and cash equivalents	$1,133,124	$649,686
Prepaid expenses	233,545	215,852

Total current assets	1,366,669	865,538

Property and equipment, net	36,621	44,533
Other assets	84,126	70,506

Total assets	$1,487,416	$980,577

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable	$986,223	$1,279,485
Accrued expenses	800,215	592,177

Total liabilities	1,786,438	1,871,662

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value. Authorized 1,500,000 shares; no shares issued and outstanding at March 31, 2008 and December 31, 2007
Common stock, $.001 par value. Authorized 150,000,000 shares; 70,624,232
shares issued and outstanding at March 31, 2008 and December 31, 2007	70,624	70,624
Additional paid-in capital	56,188,898	54,037,361
Deficit accumulated during the development stage	(56,558,544)	(54,999,070)

Total stockholders’ deficiency	(299,022)	(891,085)

Total liabilities and stockholders' deficiency	$1,487,416	$980,577

See accompanying notes to condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,		Cumulative period from August 6, 2001 (inception) to March 31,
	2008	2007	2008
Costs and expenses:
Research and development	$800,071	$1,679,448	$27,289,113
General and administrative	814,060	914,724	14,666,424
In-process research and development charge	—	—	11,887,807
Impairment of intangible assets	—	—	1,248,230
Loss on disposition of intangible assets	—	—	1,213,878
Total operating expenses	1,614,131	2,594,172	56,305,452

Operating loss	(1,614,131)	(2,594,172)	(56,305,452)

Other (income) expense:
Interest and other income	(54,657)	(30,390)	(876,554)
Interest expense	—	475	26,034
Realized gain on sale of marketable equity securities	—	—	(76,032)
Total other income	(54,657)	(29,915)	(926,552)

Net loss	(1,559,474)	(2,564,257)	(55,378,900)

Preferred stock dividends (including imputed amounts)	—	—	(1,179,644)

Net loss applicable to common shares	$(1,559,474)	$(2,564,257)	$(56,558,544)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.04)

Weighted average shares of common stock outstanding:
Basic and diluted	70,624,232	60,120,038

See accompanying notes to condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders’ Equity (Deficiency)
(Unaudited)

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

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficiency)
(Unaudited)

	Series A convertible preferred stock	Series A convertible preferred stock	Common stock	Common stock	Additional paid-in capital	Subscription receivable	Deficit accumulated during development stage	Dividends payable in Series A preferred stock	Accumulated other comprehensive income (loss)	Unearned consulting services	Total stockholders’ equity (deficiency)
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
Common stock issued at $1.11 and $1.15, net of expenses	—	—	11,917,680	11,918	12,238,291	—	—	—	—	—	12,250,209
Common stock issued to vendor at $1.11 per share in satisfaction of accounts payable	—	—	675,675	676	749,324	—	—	—	—	—	750,000
Exercise of stock options	—	—	32,400	33	32,367	—	—	—	—	—	32,400
Exercise of warrants	—	—	279,845	279	68,212	—	—	—	—	—	68,491
Preferred stock dividend accrued	—	—	—	—	—	—	(175,663)	175,663	—	—	—
Preferred stock dividends paid by issuance of shares	41,781	42	—	—	477,736	—	—	(479,074)	—	—	(1,296)
Conversion of preferred stock to common stock at $1.10 per share	(896,154)	(896)	8,146,858	8,147	(7,251)	—	—	—	—	—	—
Share-based compensation	—	—	—	—	66,971	—	—	—	—	20,168	87,139
Reversal of unrealized gain on short-term investments	—	—	—	—	—	—	—	—	(12,250)	—	(12,250)
Stock issued in connection with acquisition of Tarpan Therapeutics, Inc.	—	—	10,731,052	10,731	11,042,253	—	—	—	—	—	11,052,984
Net loss	—	—	—	—	—	—	(19,140,997)	—	—	—	(19,140,997)
Balance at December 31, 2005	—	—	60,092,697	60,093	42,751,111	—	(33,271,695)	—	987	—	9,540,496

Cashless exercise of warrants	—	—	27,341	27	(27)	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,675,499	—	—	—	—	—	1,675,499
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(987)	—	(987)
Costs associated with private placement	—	—	—	—	(15,257)	—	—	—	—	—	(15,257)
Net loss	—	—	—	—	—	—	(9,695,123)	—	—	—	(9,695,123)
Balance at December 31, 2006	—	—	60,120,038	60,120	$44,411,326	—	(42,966,818)	—	—	—	1,504,628

Common stock issued at $0.84 and $0.90 per shares, net of expenses	—	—	10,185,502	10,186	7,841,999	—	—	—	—	—	7,852,185
Common stock issued to directors at $0.72 per share in satisfaction of accounts payable	—	—	27,776	28	19,972	—	—	—	—	—	20,000
Common stock issued to in connection with in-licensing agreement at $0.90 per share	—	—	125,000	125	112,375	—	—	—	—	—	112,500
Common stock issued to in connection with in-licensing agreement at $0.80 per share	—	—	150,000	150	119,850	—	—	—	—	—	120,000
Exercise of warrants	—	—	10,327	15	7,219	—	—	—	—	—	7,234
Cashless exercise of warrants	—	—	5,589	—	(6)	—	—	—	—	—	(6)
Share-based compensation	—	—	—	—	1,440,956	—	—	—	—	—	1,440,956
Warrants issued for consulting					83,670						83,670
Net loss	—	—	—	—	—	—	(12,032,252)	—	—	—	(12,032,252)
Balance at December 31, 2007	—	—	70,624,232	70,624	54,037,361	—	(54,999,070)	—	—	—	(891,085)
Share-based compensation	—	—	—	—	192,854	—	—	—	—	—	192,854
Put and warrant issued in connection with joint venture	—	—	—	—	1,958,683	—	—	—	—	—	1,958,683
Net loss	—	—	—	—	—	—	(1,559,474)	—	—	—	(1,559,474)
Balance at March 31, 2008	—	$—	70,624,232	$70,624	$56,188,898	$—	$(56,558,544)	$—	$—	$—	$(299,022)

See accompanying notes to condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,		Cumulative period from August 6, 2001 (inception) to March 31, 2008
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(1,559,474)	$(2,564,257)	$(55,378,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	192,854	335,210	3,557,837
Shares issued in connection with in-licensing agreement	—	—	232,500
Warrants issued to consultant	—	—	83,670
Amortization of intangible assets	—	—	145,162
Gain on sale of marketable equity securities	—	—	(76,032)
Depreciation	7,912	15,878	203,737
Non cash portion of in-process research and development charge	—	—	11,721,623
Loss on impairment and disposition of intangible assets	—	—	2,462,108
Other	—	—	5,590
Changes in operating assets and liabilities, net of acquisitions:
(Increase)/decrease in prepaid expenses	(17,693)	12,494	(175,300)
Increase in other assets	—	(250,000)	(70,506)
Increase /(decrease) in accounts payable	(293,262)	150,367	1,406,436
Increase in accrued expenses	208,038	119,218	259,894
Net cash used in operating activities	(1,461,625)	(2,181,090)	(35,622,181)
Cash flows from investing activities:
Purchase of property and equipment	—	(6,267)	(230,635)
Cash paid in connection with acquisitions	—	—	(26,031)
Net cash provided from the purchase and sale of short-term investments, net	—	—	435,938
Proceeds from the sale of license	—	—	200,001
Investment in Hedrin JV’s general partner	(13,620)	—	(13,620)
Net cash (used in) provided by investing activities	(13,620)	(6,267)	365,653
Cash flows from financing activities:
Repayments of notes payable to stockholders	—	—	(884,902)
Proceeds related to sale of common stock, net	—	7,848,031	25,896,262
Proceeds from sale of preferred stock, net	—	—	9,046,176
Proceeds from exercise of warrants and stock options	—	—	138,219
Proceeds from the put and warrant issued in the Hedrin JV	1,958,683	—	1,958,683
Other, net	—	—	235,214
Net cash provided by financing activities	1,958,683	7,848,031	36,389,652
Net increase in cash and cash equivalents	483,438	5,660,674	1,133,124
Cash and cash equivalents at beginning of period	649,686	3,029,118	—
Cash and cash equivalents at end of period	$1,133,124	$8,689,792	$1,133,124

Supplemental disclosure of cash flow information:
Interest paid	—	$$475	$26,033

Supplemental disclosure of noncash investing and financing activities:
Common stock issued in satisfaction of accounts payable	$—	$—	$770,000
Imputed preferred stock dividend	—	—	418,182
Preferred stock dividends accrued	—	—	761,462
Preferred stock dividends paid by issuance of shares	—	—	759,134
Conversion of preferred stock to common stock	—	—	1,067
Issuance of common stock for acquisitions	—	—	13,389,226
Issuance of common stock in connection with in-licensing agreement	—	—	232,500
Marketable equity securities received in connection with sale of license	—	—	359,907
Warrants issued to consultant	—	—	83,670
Net liabilities assumed over assets acquired in business combination	—	—	(675,416)
Cashless exercise of warrants	—	27	33

See accompanying notes to condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Pharmaceuticals, Inc. and its subsidiaries (“Manhattan” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2008 or for any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K for such year. The condensed balance sheet as of December 31, 2007 has been derived from the audited financial statements included in the Form 10-K for that year.

As of December 31, 2006 all of the Company’s subsidiaries had either been dissolved or merged into Manhattan. As a result, the Company had no subsidiaries during the three month period ended March 31, 2008 and 2007.

As of March 31, 2008, the Company has not generated any revenues from the development of its products and is therefore considered to be a development stage company.

Segment Reporting

The Company has determined that it operates in only one segment currently, which is biopharmaceutical research and development.

Income Taxes

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109”. The implementation of FIN 48 had no impact on the Company’s consolidated financial statements as the Company has no unrecognized tax benefits.  The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.

Equity in Joint Venture

The Company accounts for its investment in joint venture (See Note 7) using the equity method of accounting. Under the equity method, the Company records its pro-rata share of joint venture income or losses and adjusts the basis of its investment accordingly. At March 31, 2008, the Company has no equity in joint venture.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161 "Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 amends SFAS 133 by requiring expanded disclosures about an entity's derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS 161 is effective for the Company as of January 1, 2009. The Company does not believe that SFAS 161 will have any impact on its consolidated financial statements.

2.	LIQUIDITY

The Company incurred a net loss of $1,559,474 and negative cash flows from operating activities of $1,461,625 for the three month period ended March 31, 2008. The net loss applicable to common shares from date of inception, August 6, 2001, to March 31, 2008 amounts to $56,558,544.

The Company received approximately $7.9 million net from a private placement of common stock and warrants in March 2007. This private placement is more fully described in Note 6.

The Company received approximately $2.0 million from a joint venture agreement in February 2008. This joint venture agreement is more fully described in Note 7.

Management believes that the Company will continue to incur net losses through at least March 31, 2009 and for the foreseeable future thereafter. Based on the resources of the Company available at December 31, 2007 and the net proceeds received from the February 2008 joint venture agreement, management does not believe that the Company has sufficient capital to fund its operations through 2008. Management believes that the Company will need additional equity or debt financing or will need to generate revenues through licensing of its products or entering into strategic alliances to be able to sustain its operations through 2008. Furthermore, we will need additional financing thereafter to complete development and commercialization of our products. There can be no assurances that we can successfully complete development and commercialization of our products.

These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	COMPUTATION OF NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from the assumed exercise of stock options and stock warrants would have an antidilutive effect because the Company incurred a net loss during each period presented. The amounts of potentially dilutive securities excluded from the calculation of diluted net loss per share were 19,685,161 and 17,886,567 as of March 31, 2008 and 2007, respectively. These amounts do not include the shares issuable in connection with the Hedrin JV (see Note 7); the 17,857,143 shares of common stock issuable upon exercise of the put or call rights; the up to 17,857,143 additional shares which may become issuable upon exercise of a conditionally issuable put or call rights and the 7,142,857 shares of common stock issuable upon exercise of a conditionally issuable warrant.

4.	SHARE-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“Statement 123(R)”) for employee options using the modified prospective transition method. Statement 123(R) revised Statement 123 “Accounting for Stock-based Compensation” to eliminate the option to use the intrinsic value method and required the Company to expense the fair value of all employee options over the vesting period. Under the modified prospective transition method, the Company recognized compensation cost for the three month periods ending March 31, 2008 and 2007 based on the grant date fair value estimated in accordance with Statement 123(R). This includes (a) period compensation cost related to share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and (b) period compensation cost related to share-based payments granted on or after January 1, 2006. In accordance with the modified prospective method, the Company has not restated prior period results.

The Company recognizes compensation expense related to stock option grants on a straight-line basis over the vesting period. The Company recognized share-based compensation cost of $192,308 and $335,210 for the three month periods ended March 31, 2008 and 2007, respectively, in accordance with Statement 123(R). The Company did not capitalize any share-based compensation cost.

Options granted to consultants and other non-employees are accounted for in accordance with Emerging Issues Task Force (“EITF”) No. 96-18 "Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", and Financial Accounting Standards Board Interpretation No 28 “Accounting for Stock Appreciation Rights and Other Variable Option or Award Plans”.  Accordingly, such options are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is amortized to consulting expense over the related vesting period.  As a result of adjusting consultant and other non-employee options to fair value as of March 31, 2008 and 2007, net of amortization, the Company recognized share-based compensation cost of $546 and $3,371, respectively, for the three month periods ended March 31, 2008 and 2007, respectively.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has allocated share-based compensation costs and credits to general and administrative and research and development expenses as follows:

	Three months ended March 31,
	2008	2007
General and administrative expense:
Share-based employee compensation costs	$140,043	$221,921
Share-based consultant and non-employee costs	—	10,550
Total general and administrative expense	$140,043	$232,471

Research and development expense:
Share-based employee compensation costs	$52,265	$109,918
Share-based consultant and non-employee (credits) costs	546	(7,179)
Total research and development expense	$52,811	$102,739

Total share-based costs	$192,854	$335,210

To compute compensation expense in 2008 and 2007, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes model. The Company based the expected volatility assumption on a volatility index of peer companies as the Company did not have a sufficient number of years of historical volatility data related to its common stock for the application of Statement 123(R). The expected term of options granted represents the period of time that options are expected to be outstanding. The Company estimated the expected term of stock options by the simplified method as permitted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. The expected forfeiture rates are based on the historical forfeiture experiences. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards. The Company has not declared a dividend on its common stock since its inception and has no intentions of declaring a dividend in the foreseeable future and therefore used a dividend yield of zero.

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges in 2008 and 2007:

	Three months ended March 31,
	2008	2007
Expected Volatility	93%	55%

Dividend yield	—	—

Expected term (in years)	6	6

Risk-free interest rate	2.81%	4.88%

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has shareholder-approved stock incentive plans for employees under which it has granted non-qualified and incentive stock options. In December 2003, the Company established the 2003 Stock Option Plan (the “2003 Plan”), which provided for the granting of up to 5,400,000 options to officers, directors, employees and consultants for the purchase of common stock. The Company increased the number of shares of common stock reserved for issuance under the 2003 Plan in August 2005 by 2,000,000 shares and in May 2007 by 3,000,000 shares. At March 31, 2008, under the 2003 Plan, 10,400,000 shares of common stock were authorized for issuance. At March 31, 2008, under the 2003 Plan, options to purchase 9,864,068 shares of common stock were outstanding. The options have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally three years) and are issued at an exercise price equal to or greater than the fair market value of the shares at the date of grant. The 2003 Plan expires on December 10, 2013 or when all options have been granted, whichever is sooner. Under the 2003 Plan, the Company granted options to purchase an aggregate of 2,967,500 shares of common stock during the three months ended March 31, 2008 at an exercise price of $0.17 per share. In addition, 27,776 shares of common stock were issued during 2007 under the 2003 Plan.

At March 31, 2008, there were 508,156 shares reserved for future grants under the 2003 Plan. In July 1995, the Company established the 1995 Stock Option Plan (the”1995 Plan”), which provided for the granting of options to purchase up to 130,000 shares of the Company’s common stock to officers, directors, employees and consultants. The 1995 Plan was amended several times to increase the number shares reserved for stock option grants. In June 2005, the 1995 Plan expired and no further options can be granted. As of March 31, 2008, options to purchase 1,137,240 shares were outstanding under the 1995 Plan and no shares were reserved for future stock option grants.

A summary of the status of the Company’s outstanding stock options as of March 31, 2008 and changes during the three months then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	8,033,808	$1.25
Granted:
Officers	2,400,000
Directors	375,000
Employees	192,500
Total granted	2,967,500	0.17
Exercised	-
Cancelled	-
Outstanding at March 31, 2008	11,001,308	$0.96	7.55	$500
Exercisable at March 31, 2008	6,687,574	$1.10	6.96
Weighted average fair value of options granted during the three months ended March 31, 2008	$0.13

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2008, the total compensation cost related to non-vested option awards not yet recognized is $717,769. The weighted average period over which it is expected to be recognized is approximately 1.5 years.

5.	COMMITMENTS AND CONTINGENCIES

Swiss Pharma

Swiss Pharma Contract LTD, or Swiss Pharma, a clinical site that the Company used in one of its obesity trials, gave notice to the Company that Swiss Pharma believes it is entitled to receive an additional payment of $322,776 for services in connection with that clinical trial. While the contract between the Company and Swiss Pharma provides for additional payments if certain conditions are met, Swiss Parma has not specified which conditions they believe have been achieved and the Company does not believe that Swiss Pharma is entitled to additional payments and has not accrued any of these costs as of March 31, 2008 and December 31, 2007. The contract between the Company and Swiss Pharma provides for arbitration in the event of a dispute, such as this claim for an additional payment. On March 10, 2008, Swiss Pharma filed for arbitration with the Swiss Chamber of Commerce. As the Company does not believe that Swiss Pharma is entitled to additional payments, the Company intends to defend its position in arbitration. On April 2, 2008, the Company filed its statement of defense and counterclaim for recovery of costs incurred by the Company as a result of Swiss Pharma’s failure to meet agreed upon deadlines under the contract.

Therapeutics, Inc.

During 2007, we entered into an agreement with Therapeutics, Inc. for the conduct of a Phase 2a clinical trial of PTH (1-34). The amount of the agreement is approximately $845,000. The remaining financial commitment at March 31, 2008 related to the conduct of the clinical trial is approximately $430,000. This clinical trial is expected to conclude in the second quarter of 2008.

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

Employment Agreements

The Company has employment agreements with two employees for the payment of aggregate annual base salaries of $655,000 as well as performance based bonuses. These agreements have a remaining term of one year for one of the employees, and 15 months for the second employee, and have a total remaining obligation under these agreements of $738,000 as of March 31, 2008.

6.	PRIVATE PLACEMENT OF COMMON SHARES

On March 30, 2007, the Company entered into a series of subscription agreements with various institutional and other accredited investors for the issuance and sale in a private placement of an aggregate of 10,185,502 shares of its common stock for total net proceeds of approximately $7.85 million, after deducting commissions and other costs of the transaction. Of the total amount of shares issued, 10,129,947 were sold at a per share price of $0.84, and an additional 55,555 shares were sold to an entity affiliated with a director of the Company, at a per share price of $0.90, the closing sale price of the common stock on March 29, 2007. Pursuant to the subscription agreements, the Company also issued to the investors 5-year warrants to purchase an aggregate of 3,564,897 shares of common stock at an exercise price of $1.00 per share. The warrants are exercisable during the period commencing March 31, 2008 and ending March 30, 2012. Gross and net proceeds from the private placement were $8,559,155 and $7,852,185, respectively.

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

The Company engaged Paramount BioCapital, Inc. (“Paramount”), an affiliate of a significant stockholder of the Company, as its placement agent in connection with the private placement. In consideration for its services, the Company paid aggregate cash commissions of approximately $600,000 and issued to Paramount a 5-year warrant to purchase an aggregate of 509,275 shares at an exercise price of $1.00 per share.

7.	IN-LICENSING TRANSACTIONS

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

Hedrin License Agreement

On June 26, 2007, the Company entered into an exclusive license agreement for “Hedrin” (the “Hedrin License Agreement”) with T&R and Kerris, S.A. (“Kerris”). Pursuant to the Hedrin License Agreement, the Company has acquired an exclusive North American license to certain patent rights and other intellectual property relating to Hedrin(TM), a non-insecticide product candidate for the treatment of head lice. In addition, on June 26, 2007, the Company entered into a supply agreement with T&R pursuant to which T&R will be the Company’s exclusive supplier of Hedrin product (the “Hedrin Supply Agreement”).

In consideration for the license, the Company issued to T&R and Kerris (jointly, the “Licensor”) a combined total of 150,000 shares of its common stock valued at $120,000. In addition, the Company also made a cash payment of $600,000 to the Licensor. These amounts are included in research and development expense. Further, the Company agreed to make future milestone payments to the Licensor in the aggregate amount of $2,500,000 upon the achievement of various clinical, regulatory, and patent issuance milestones, as well as up to $2,500,000 in a one-time success fee based on aggregate sales of the product by the Company and its licensees of at least $50,000,000. The Company also agreed to pay royalties of 8% (or, under certain circumstances, 4%) on net sales of licensed products. The Company’s exclusivity under the Hedrin License Agreement is subject to an annual minimum royalty payment of $1,000,000 (or, under certain circumstances, $500,000) in each of the third through seventh years following the first commercial sale of Hedrin. The Company may sublicense its rights under the Hedrin License Agreement with the consent of Licensor and the proceeds resulting from such sublicenses will be shared with the Licensor.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Hedrin Supply Agreement, the Company has agreed that it and its sublicensees will purchase their respective requirements of the Hedrin product from T&R at agreed upon prices. Under certain circumstances where T&R is unable to supply Hedrin products in accordance with the terms and conditions of the Hedrin Supply Agreement, the Company may obtain products from an alternative supplier subject to certain conditions. The term of the Hedrin Supply Agreement ends upon termination of the Hedrin License Agreement.

Joint Venture with Nordic

In February 2008, the Company and Nordic Biotech Advisors ApS through its investment fund Nordic Biotech Venture Fund II K/S (“Nordic”) entered into a 50/50 joint venture agreement (the “Hedrin JV Agreement”) to develop and commercialize the Company's North American rights (under license) to its Hedrin product.

Pursuant to the Hedrin JV Agreement, Nordic formed a new Danish limited partnership (the "Hedrin JV") and provided it with initial funding of $2.5 million. On February 25, 2008 the Company assigned and transferred its North American rights in Hedrin to the Hedrin JV in return for a $2.0 million cash payment and equity in the Hedrin JV representing 50% of the nominal equity interests in the Hedrin JV. As of March 31, 2008, the Company has included the $2.0 million cash payment in equity in the attached condensed consolidated financial statements representing the sale of a put and a call to Nordic, as described below.

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

The Hedrin JV is responsible for the development and commercialization of Hedrin for the North American market and all associated costs including clinical trials, if required, regulatory costs, patent costs, and future milestone payments owed to T&R, the licensor of Hedrin.

The Hedrin JV has engaged the Company to provide management services to the Limited Partnership in exchange for a management fee, which for 2008, on an annualized basis, is $527,000. As of March 31, 2008, the Company has recognized $51,496 of other income from management fees earned from the Hedrin JV.

Nordic paid to the Company a non-refundable fee of $150,000 at the closing for the right to receive a warrant covering 7.1 million shares of the Company’s common stock, exercisable for $0.14 per share. The warrant is issuable 90 days from closing, provided Nordic has not exercised all or a part of its put, as described below. The Company issued the warrant to Nordic on April 30, 2008. The per share exercise price of the warrant was based on the volume weighted average price of the Company’s common stock for the period prior to the signing of the Hedrin JV Agreement.

Nordic has an option to put all or a portion of its equity interest in the Hedrin JV to the Company in exchange for the Company’s common stock. The shares of the Company’s common stock to be issued upon exercise of the put will be calculated by multiplying the percentage of Nordic’s equity in the Hedrin JV that Nordic decides to put to the Company multiplied by the dollar amount of Nordic’s investment in Limited Partnership divided by $0.14, as adjusted from time to time. The put option is exercisable immediately and expires at the earlier of ten years or when Nordic’s distributions from the Limited Hedrin JV exceed five times the amount Nordic invested in the Hedrin JV.

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

The Hedrin JV's Board consists of 4 members, 2 appointed by the Company and 2 appointed by Nordic. Nordic has the right to appoint one of the directors as chairman of the Board. The chairman has certain tie breaking powers. In the event that the payment milestone described above is not achieved by June 30, 2008, then the Hedrin JV's Board will increase to 5 members, 2 appointed by the Company and 3 appointed by Nordic.

After the closing, at Nordic's request, the Company will nominate a person identified by Nordic to serve on the Company’s Board of Directors.

The Company granted Nordic registration rights for the shares to be issued upon exercise of the warrant, the put or the call. The Company filed an initial registration statement on May 1, 2008. The Company is required to file additional registration statements, if required, within 45 days of the date the Company first knows that such additional registration statement was required. The Company is required to use commercially reasonable efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission (“SEC”) within 105 calendar days from the filing date. If the Company fails to file a registration statement on time or if a registration statement is not declared effective by the SEC within 105 days of filing the Company will be required to pay to Nordic, or its assigns, an amount in cash, as partial liquidated damages, equal to 0.5% per month of the amount invested in the Hedrin JV by Nordic until the registration statement is declared effective by the SEC. In no event shall the aggregate amount payable by the Company exceed 9% of the amount invested in the Hedrin JV by Nordic.

The profits of the Hedrin JV will be shared by the Company and Nordic in accordance with their respective equity interests in Limited Partnership, which are currently 50% to each, except that Nordic will get a minimum distribution from the Hedrin JV equal to 5% on Hedrin sales, as adjusted for any change in Nordic’s equity interest in the Limited Partnership. If the Hedrin JV realizes a profit equal to or greater than a 10% royalty on Hedrin sales, then profits will be shared by the Company and Nordic in accordance with their respective equity interests in the Limited Partnership. However, in the event of a liquidation of the Limited Partnership, Nordic’s distribution in liquidation will be at least equal to the amount Nordic invested in the Hedrin JV ($5 million if the payment milestone described above is met, $2.5 million if it is not met) plus 10% per year, less the cumulative distributions received by Nordic from the Hedrin JV. Further, in no event shall Nordic’s distribution in liquidation be greater than assets available for distribution in liquidation.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Due to the complexity of the accounting for the $2.0 million of cash received in the Hedrin JV transaction, the Company has requested guidance from the SEC in concluding on the appropriate accounting for this transaction. The accounting as currently disclosed in the condensed consolidated financial statements is still under review and may be subject to change.

American Stock Exchange

In September 2007, the Company received notice from the staff of The American Stock Exchange, or AMEX, indicating that the Company was not in compliance with certain continued listing standards set forth in the AMEX Company Guide. Specifically, AMEX notice cited the Company’s failure to comply, as of June 30, 2007, with section 1003(a)(ii) of the AMEX Company Guide as the Company had less than $4,000,000 of stockholders’ equity and had losses from continuing operations and /or net losses in three or four of our most recent fiscal years and with section 1003(a)(iii) which requires the Company to maintain $6,000,000 of stockholders’ equity if the Company has experienced losses from continuing operations and /or net losses in its five most recent fiscal years.

In order to maintain our AMEX listing, the Company was required to submit a plan to AMEX advising the exchange of the actions the Company has taken, or will take, that would bring the Company into compliance with all the continued listing standards by April 16, 2008. The Company submitted such a plan in October 2007. If the Company is not in compliance with the continued listing standards at the end of the plan period, or if the Company has not made progress consistent with the plan during the period, AMEX staff could have initiated delisting proceedings.

Under the terms of the Hedrin JV Agreement, the number of potentially issuable shares represented by the put and call features thereof and the warrant issuable to Nordic, would exceed 19.9% of the Company’s total outstanding shares and would be issued at a price below the greater of book or market value. As a result, under AMEX regulations, the Company would not have been able to complete the transaction without first receiving either stockholder approval for the transaction, or a formal “financial viability” exception from AMEX’s stockholder approval requirement. The Company estimated that obtaining stockholder approval to comply with AMEX regulations would take a minimum of 45 days to complete. The Company discussed the financial viability exception with AMEX for several weeks and had neither received the exception nor been denied the exception. The Company determined that our financial condition required the Company to complete the transaction immediately, and that the Company’s financial viability depended on the completion of the Hedrin JV Agreement without further delay.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accordingly, to maintain the Company’s financial viability, on February 28, 2008, the Company announced that it had formally notified AMEX that the Company intended to voluntarily delist its common stock from AMEX. The delisting became effective on March 26, 2008.

The Company’s common stock now trades on the Over the Counter Bulletin Board under the symbol “MHAN”. The Company intends to maintain corporate governance, disclosure and reporting procedures consistent with applicable law.

Item 2.	Management’s Discussion and Analysis Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 (the “Annual Report”) and our financial statements as of and for the three month period ended March 31, 2008 included elsewhere in this report.

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

You should read the following discussion of our results of operations and financial condition in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion includes “forward-looking” statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, particularly those risks identified under the heading “Risk Factors” following Item 1 in the Annual Report on Form 10-K, and should not unduly rely on these forward-looking statements.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MARCH 31, 2008 VS 2007

	Quarter ended March 31,
	2008	2007	Increase (decrease)	% Increase (decrease)
COSTS AND EXPENSES
Research and development
Share-based compensation	$53,000	$103,000	($50,000)	(48.5)%
Other research and development expense	$747,000	$1,576,000	($829,000)	(52.6)%
Total research and development expense	$800,000	$1,679,000	($879,000)	(52.4)%
General and administrative
Share-based compensation	$140,000	$232,000	($92,000)	(39.7)%
Other general and administrative expense	$674,000	$683,000	($9,000)	(1.3)%
Total general and administrative expense	$814,000	$915,000	($101,000)	(11.0)%
Other income	$54,000	$30,000	$24,000	80.00%
NET LOSS	($1,560,000)	($2,564,000)	$1,004,000	(39.2)%

During each of the quarters ended March 31, 2008 and 2007 we did not recognize any revenues. We are considered a development stage company, and do not expect to have revenues relating to our technologies prior to March 31, 2009, if at all.

For the quarter ended March 31, 2008 total research and development expense was $800,000 as compared to $1,679,000 for the quarter ended March 31, 2007. The decrease of $879,000, or 52.4%, is attributable to a decrease of $1,427,000 in development costs for OE offset by increases in development costs for PTH (1-34) of $436,000, Altoderm of $79,000 and Altolyn of $33,000. There were no development costs in the 2008 quarter for OE as the development project was terminated during 2007. The increase in development costs for PTH (1-34) is due to the costs of the ongoing Phase 2a clinical study. There were no development costs for Altoderm and Altolyn in the 2007 quarter as these products were acquired in the second quarter of 2007.

For the quarter ended March 31, 2008 total general and administrative expense was $814,000 as compared to $915,000 for the quarter ended March 31, 2007. The decrease of $101,000, or 11.0%, is primarily attributable to a decrease of $92,000 in stock based compensation.

For the three months ended March 31, 2008, other income was $54,000 as compared to $30,000 for the three months ended March 31, 2007. The increase of $24,000, or 80%, is due primarily to $51,000 of management fees received in accordance with the services agreement from the Nordic JV, offset by a decrease in interest income which resulted from lower average balances in interest bearing cash and short-term investment accounts.

Net loss for the three months ended March 31, 2008 was $1,560,000 as compared to $2,564,000 million for the three months ended March 31, 2007. The decrease of $1,004,000, or 39.2%, in net loss is principally attributable to a decrease in research and development expense of $879,000 and, a decrease in general and administrative expense of $101,000.

LIQUIDITY AND CAPITAL RESOURCES

From inception to March 31, 2008, we incurred a deficit during the development stage of $56.6 million primarily as a result of our net losses and preferred stock dividends. We expect to continue to incur additional losses through at least March 31, 2009 and for the foreseeable future thereafter. These losses have been incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations since inception primarily through equity financing. During the three months ended March 31, 2008, we had a net increase in cash and cash equivalents of $0.5 million. This increase resulted principally from proceeds from the Hedrin JV Agreement of $2.0, partially offset by net cash used in operating activities of $1.5 million. Total liquid resources as of March 31, 2008 were $1.1 million compared to $0.6 million at December 31, 2007.

Liquidity

As of March 31, 2008, we had a working capital deficit of $420,000 as compared to a working capital deficit of $1,006,000 at December 31, 2007. This $586,000 reduction in the working capital deficit is primarily due to the net proceeds received in the Hedrin JV transaction of $1,959,000 and a decrease in accounts payable and accrued expenses of $85,000 offset by the net cash used in operating activities of $1,462,000.

March 2007 Private Placement

On March 30, 2007, we entered into a series of subscription agreements with various institutional and other accredited investors for the issuance and sale in a private placement of an aggregate of 10,185,502 shares of our common stock for net proceeds of approximately $7.9 million. Of the total amount of shares issued, 10,129,947 were sold at a per share price of $0.84, and an additional 55,555 shares were sold to an entity affiliated with a director of the Company, at a per share price of $0.90, the closing sale price of the common stock on March 29, 2007. Pursuant to the subscription agreements, we also issued to the investors 5-year warrants to purchase an aggregate of 3,564,897 shares of our common stock at an exercise price of $1.00 per share. The warrants are exercisable during the period commencing March 31, 2008 and ending March 30, 2012.

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

JOINT VENTURE AGREEMENT

In February 2008, the Company and Nordic Biotech Advisors ApS through its investment fund Nordic Biotech Venture Fund II K/S (“Nordic”) entered into a 50/50 joint venture agreement (the “Hedrin JV Agreement”) to develop and commercialize the Company's North American rights (under license) to its Hedrin product.

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

The Hedrin JV is responsible for the development and commercialization of Hedrin for the North American market and all associated costs including clinical trials, if required, regulatory costs, patent costs, and future milestone payments owed to T&R, the licensor of Hedrin.

The Hedrin JV has engaged the Company to provide management services to the Limited Partnership in exchange for an annualized management fee, which for 2008, on an annualized basis, is $527,000. For the three months ended March 31, 2008, the Company has recognized $51,496 of other income from the performance of such management services in revenues from management fees received from the Hedrin JV.

Nordic paid to the Company a non-refundable fee of $150,000 at the closing for the right to receive a warrant covering 7.1 million shares of the Company’s common stock, exercisable for $0.14 per share. The warrant is issuable 90 days from closing, provided Nordic has not exercised all or a part of its put, as described below. The Company issued the warrant to Nordic on April 30, 2008. The per share exercise price of the warrant was based on the volume weighted average price of the Company’s common stock for the period prior to the signing of the Hedrin JV Agreement.

Nordic has an option to put all or a portion of its equity interest in the Hedrin JV to the Company in exchange for the Company’s common stock. The shares of the Company’s common stock to be issued upon exercise of the put will be calculated by multiplying the percentage of Nordic’s equity in the Hedrin JV that Nordic decides to put to the Company multiplied by the dollar amount of Nordic’s investment in Limited Partnership divided by $0.14, as adjusted from time to time. The put option is exercisable immediately and expires at the earlier of ten years or when Nordic’s distributions from the Limited Hedrin JV exceed five times the amount Nordic invested in the Hedrin JV.

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

The Hedrin JV 's Board consists of 4 members, 2 appointed by the Company and 2 appointed by Nordic. Nordic has the right to appoint one of the directors as chairman of the Board. The chairman has certain tie breaking powers. In the event that the payment milestone described above is not achieved by June 30, 2008, then the Hedrin JV 's Board will increase to 5 members, 2 appointed by the Company and 3 appointed by Nordic.

After the closing, at Nordic's request, the Company will nominate a person identified by Nordic to serve on the Company’s Board of Directors.

The Company granted Nordic registration rights for the shares to be issued upon exercise of the warrant, the put or the call. The Company filed an initial registration statement on May 1, 2008. The Company is required to file additional registration statements, if required, within 45 days of the date the Company first knows that such additional registration statement was required. The Company is required to use commercially reasonable efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission (“SEC”) within 105 calendar days from the filing date. If the Company fails to file a registration statement on time or if a registration statement is not declared effective by the SEC within 105 days of filing the Company will be required to pay to Nordic, or its assigns, an amount in cash, as partial liquidated damages, equal to 0.5% per month of the amount invested in the Hedrin JV by Nordic until the registration statement is declared effective by the SEC. In no event shall the aggregate amount payable by the Company exceed 9% of the amount invested in the Hedrin JV by Nordic.

The profits of the Hedrin JV will be shared by the Company and Nordic in accordance with their respective equity interests in Limited Partnership, which are currently 50% to each, except that Nordic will get a minimum distribution from the Hedrin JV equal to 5% on Hedrin sales, as adjusted for any change in Nordic’s equity interest in the Limited Partnership. If the Hedrin JV realizes a profit equal to or greater than a 10% royalty on Hedrin sales, then profits will be shared by the Company and Nordic in accordance with their respective equity interests in the Limited Partnership. However, in the event of a liquidation of the Limited Partnership, Nordic’s distribution in liquidation will be at least equal to the amount Nordic invested in the Hedrin JV ($5 million if the payment milestone described above is met, $2.5 million if it is not met) plus 10% per year, less the cumulative distributions received by Nordic from the Hedrin JV. Further, in no event shall Nordic’s distribution in liquidation be greater than assets available for distribution in liquidation.

American Stock Exchange

In September 2007, we received notice from the staff of The American Stock Exchange, or AMEX, indicating that we were not in compliance with certain continued listing standards set forth in the AMEX Company Guide. Specifically, AMEX notice cited our failure to comply, as of June 30, 2007, with section 1003(a)(ii) of the AMEX Company Guide as we had less than $4,000,000 of stockholders’ equity and had losses from continuing operations and /or net losses in three or four of our most recent fiscal years and with section 1003(a)(iii) which requires us to maintain $6,000,000 of stockholders’ equity if we have experienced losses from continuing operations and /or net losses in its five most recent fiscal years.

In order to maintain our AMEX listing, we were required to submit a plan to AMEX advising the exchange of the actions we have taken, or will take, that would bring us into compliance with all the continued listing standards by April 16, 2008. We submitted such a plan in October 2007. If we were not in compliance with the continued listing standards at the end of the plan period, or if we had made progress consistent with the plan during the period, AMEX staff could have initiated delisting proceedings.

Under the terms of our joint venture agreement with Nordic, the number of potentially issuable shares represented by the put and call features thereof and the warrant issuable to Nordic, would exceed 19.9% of our total outstanding shares and would be issued at a price below the greater of book or market value. As a result, under AMEX regulations, we would not have been able to complete the transaction without first receiving either stockholder approval for the transaction, or a formal “financial viability” exception from AMEX’s stockholder approval requirement. We estimated that obtaining stockholder approval to comply with AMEX regulations would take a minimum of 45 days to complete. We discussed the financial viability exception with AMEX for several weeks and had neither received the exception nor been denied the exception. We determined that our financial condition required us to complete the transaction immediately, and that our financial viability depended on our completion of the transaction without further delay.

Accordingly, to maintain our financial viability, on February 28, 2008, we announced that we had formally notified AMEX that we intended to voluntarily delist our common stock from AMEX. The delisting became effective on March 26, 2008.

Our common stock now trades on the Over the Counter Bulletin Board under the symbol “MHAN”. We intend to maintain corporate governance, disclosure and reporting procedures consistent with applicable law.

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

During 2007, we entered into an agreement with Therapeutics, Inc. for the conduct of a Phase 2a clinical trial of Topical PTH (1-34). The amount of the agreement is approximately $845,000. The remaining financial commitment at March 31, 2008 related to the conduct of the clinical trial is approximately $430,000. This clinical trial is expected to conclude in the second quarter of 2008.

Swiss Pharma Contract LTD, or Swiss Pharma, a clinical site that we used in one of its obesity trials, gave notice to us that Swiss Pharma believes it is entitled to receive an additional payment of $322,776 for services in connection with that clinical trial. While the contract between us and Swiss Pharma provides for additional payments if certain conditions are met, Swiss Parma has not specified which conditions they believe have been achieved and we do not believe that Swiss Pharma is entitled to additional payments and has not accrued any of these costs as of December 31, 2007. The contract between us and Swiss Pharma provides for arbitration in the event of a dispute, such as this claim for an additional payment. On March 10, 2008, Swiss Pharma filed for arbitration with the Swiss Chamber of Commerce. As we do not believe that Swiss Pharma is entitled to additional payments, we intend to defend our position in arbitration. On April 2, 2008, we filed our statement of defense and counterclaim for recovery of costs incurred by us as a result of Swiss Pharma’s failure to meet agreed upon deadlines under our contract.

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

Development Commitments

Hedrin

On June 26, 2007, we entered into an exclusive license agreement for Hedrin (the “Hedrin License Agreement”) with Thornton & Ross Ltd, or T&R, and Kerris, S.A., or Kerris (jointly, the “Licensor”). Pursuant to the Hedrin License Agreement, we acquired an exclusive North American license to certain patent rights and other intellectual property relating to HedrinTM a non-insecticide product candidate for the treatment of pediculosis (head lice). In addition, on June 26, 2007, we entered into a supply agreement with T&R pursuant to which T&R will be our exclusive supplier of Hedrin product (the “Hedrin Supply Agreement”).

In consideration for the license, we issued to Licensor 150,000 shares of our common stock valued at $120,000. In addition, we also made a cash payment to the Licensor of $600,000 . These amounts are included in research and development expense.

Further, we agreed to make future milestone payments to the Licensor comprised of various combinations of cash and common stock in respective aggregate amounts of $2,500,000 upon the achievement of various clinical and regulatory milestones as follows: $250,000 upon acceptance by the U. S. Food and Drug Administration, or the FDA, of an Investigational New Drug application, or an IND; $1,000,000 upon the achievement of a successful outcome of a Phase 3 clinical trial; $700,000 upon the final approval of an NDA by the FDA; $300,000 upon the issuance of a U.S. patent on Hedrin: and $250,000 upon receipt of marketing authorization in Canada.

We also agreed to pay royalties of 8% (or, under certain circumstances, 4%) on net sales of licensed products. Our exclusivity under the Hedrin License Agreement is subject to an annual minimum royalty payment of $1,000,000 (or, under certain circumstances, $500,000) in each of the third through seventh years following the first commercial sale of Hedrin. We may sublicense our rights under the Hedrin License Agreement with the consent of the Licensor and the proceeds resulting from such sublicenses will be shared with the Licensor.

Through March 31, 2008, none of the milestones have been reached and sales have not commenced, therefore, we have not paid any such milestones or royalties.

Pursuant to the Hedrin Supply Agreement, we have agreed that we and our sublicensees will purchase their respective requirements of the Hedrin product from T&R at agreed upon prices. Under certain circumstances where T&R is unable to supply Hedrin product in accordance with the terms and conditions of the Hedrin Supply Agreement, we may obtain products from an alternative supplier subject to certain conditions. The term of the Hedrin Supply Agreement ends upon termination of the Hedrin License Agreement.

Topical PTH (1-34)

Through our April 2005 acquisition of Tarpan Therapeutics, Inc., or Tarpan, we acquired a sublicense agreement with IGI, Inc. dated April 14, 2004. Under the IGI sublicense agreement we hold the exclusive, world-wide, royalty bearing sublicense to develop and commercialize the licensed technology. Under the terms of the IGI sublicense agreement, we are responsible for the cost of the nonclinical and clinical development of the project, including research and development, manufacturing, laboratory and clinical testing and trials and marketing of licensed products.

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

In addition, we are obligated to pay IGI, Inc. an annual royalty of 6% on annual net sales up to $200,000,000. In any calendar year in which net sales exceed $200,000,000, we are obligated to pay IGI, Inc. an annual royalty of 9% on such excess. Through March 31, 2008, sales have not commenced, therefore, we have not paid any such royalties.

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

Altoderm

On April 3, 2007, we entered into a license agreement for “Altoderm,” with T&R. Pursuant to the Altoderm license agreement, we acquired an exclusive North American license to certain patent rights and other intellectual property relating to Altoderm, a topical skin lotion product candidate with the active ingredient cromolyn sodium (also known as sodium cromoglicate) for the treatment of atopic dermatitis. In accordance with the terms of the Altoderm license agreement, we issued 125,000 shares of our common stock, valued at $112,500, and made a cash payment of $475,000 to T&R upon the execution of the agreement. These amounts have been included in research and development expense.

Further, we agreed to make future milestone payments to T&R comprised of various combinations of cash and common stock in respective aggregate amounts of $5,675,000 and 875,000 shares of our common stock upon the achievement of various clinical and regulatory milestones as follows: $450,000 upon acceptance by the FDA of an IND; 125,000 shares of our common stock upon the first dosing of a patient in the first Phase 2 clinical trial; 250,000 shares of our common stock and $625,000 upon the first dosing of a patient in the first Phase 3 clinical trial; $1,000,000 upon the achievement of a successful outcome of a Phase 3 clinical trial; $1,100,000 upon the acceptance for filing of an NDA application by the FDA; 500,000 shares of our common stock and $2,000,000 upon the final approval of an NDA by the FDA; and $500,000 upon receipt of marketing authorization in Canada.

In addition, we are obligated to pay T&R an annual royalty of 10% on annual net sales of up to $100,000,000; 15% of the amount of annual net sales in excess of $100,000,000 and 20% of annual net sales in excess of $200,000,000. There is a minimum royalty of $1,000,000 per year. There is a one-time success fee of $10,000,000 upon the achievement of cumulative net sales of $100,000,000. Through March 31, 2008, none of the milestones have been reached and sales have not commenced, therefore, we have not paid any such milestones or royalties.

Altolyn

On April 3, 2007, we and T&R also entered into a license agreement for Altolyn. Pursuant to the Altolyn license agreement, we acquired an exclusive North American license to certain patent rights and other intellectual property relating to Altolyn, an oral formulation product candidate using cromolyn sodium for the treatment of mastocytosis, food allergies, and inflammatory bowel disorder. In accordance with the terms of the Altolyn license agreement, we made a cash payment of $475,000 to T&R upon the execution of the agreement. This amount is included in research and development expense.

Further, we agreed to make future milestone payments to T&R comprised of various combinations of cash and common stock in respective aggregate amounts of $5,675,000 upon the achievement of various clinical and regulatory milestones. as follows: $450,000 upon acceptance for filing by the FDA of an IND; $625,000 upon the first dosing of a patient in the first Phase 3 clinical trial; $1,000,000 upon the achievement of a successful outcome of a Phase 3 clinical trial; $1,100,000 upon the acceptance for filing of an NDA application by the FDA; $2,000,000 upon the final approval of an NDA by the FDA; and $500,000 upon receipt of marketing authorization in Canada.

In addition, we are obligated to pay T&R an annual royalty of 10% on annual net sales of up to $100,000,000; 15% of the amount of annual net sales in excess of $100,000,000 and 20% of annual net sales in excess of $200,000,000. There is a minimum royalty of $1,000,000 per year. There is a one-time success fee of $10,000,000 upon the achievement of cumulative net sales of $100,000,000.

Through March 31, 2008, none of the milestones have been reached and sales have not commenced, therefore, we have not paid any such milestones or royalties.

Summary of Contractual Commitments

Employment Agreements

The Company has employment agreements with two employees for the payment of aggregate annual base salaries of $655,000 as well as performance based bonuses. These agreements have a remaining term of one year for one of the employees, and 15 months for the second employee, and have a total remaining obligation under these agreements of $738,000 as of March 31, 2008.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through March 31, 2008, substantially all of our financing has been through private placements of common stock, preferred stock and warrants to purchase common stock. Until our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Management believes that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future. Based on the resources available to us at March 31, 2008, management believes that we will need additional equity or debt financing or will need to generate revenues through licensing our products or entering into strategic alliances to be able to sustain our operations into 2008 and we will need additional financing thereafter until we can achieve profitability, if ever.

We currently do not have sufficient capital to fund our anticipated 2008 expenditures, and we will need to raise additional capital in order to complete the anticipated development programs for each of our research and development projects. If we are unable to raise such additional capital, we may have to sublicense our rights to a third party as a means of continuing development, or, although less likely, we may be required to abandon further development efforts altogether, either of which would have a material adverse effect on the prospects of our business.

Research and Development Projects

Hedrin

In collaboration with Nordic and through the Hedrin JV we are developing Hedrin for the treatment of pediculosis (head lice). To date, Hedrin has been clinically studied in 326 subjects and is currently marketed as a device in Western Europe and as a pharmaceutical in the United Kingdom.

In a randomized, controlled, equivalence clinical study conducted in Europe by T&R, Hedrin was administered to 253 adult and child subjects with head louse infestation. The study results, published in the British Medical Journal in June 2005, demonstrated Hedrin’s equivalence when compared to the insecticide treatment, phenothrin, the most widely used pediculicide in the United Kingdom. In addition, according to the same study, the Hedrin-treated subjects experienced significantly less irritation (2%) than those treated with phenothrin (9%).

An additional clinical study published in the November 2007 issue of PLoS One, an international, peer-reviewed journal published by the Public Library of Science (PLoS), demonstrated Hedrin’s superior efficacy compared to a United Kingdom formulation of malathion, a widely used insecticide treatment in both Europe and North America. In this randomized, controlled, assessor blinded, parallel group clinical trial, 73 adult and child subjects with head lice infestations were treated with Hedrin or malathion liquid. Using intent-to-treat analysis, Hedrin achieved a statistically significant cure rate of 70% compared to 33% with malathion liquid. Using the per-protocol analysis Hedrin achieved a highly statistically significant cure rate of 77% compared to 35% with malathion. In Europe it has been widely documented that head lice had become resistant to European formulations of malathion, and we believe this resistance had influenced these study results. To date, there have been no reports of resistance to U.S. formulations of malathion. Additionally, Hedrin treated subjects experienced no irritant reactions, and Hedrin showed clinical equivalence to malathion in its ability to inhibit egg hatching. Overall, investigators and study subjects rated Hedrin as less odorous, easier to apply, and easier to wash out, and 97% of Hedrin treated subjects stated they were significantly more inclined to use the product again versus 31% of those using malathion.

In the United States, we are pursuing the development of Hedrin as a medical device. We expect to be required to complete at least one clinical trial with this product candidate.

As of March 31, 2008, we have incurred $1,079,000 of project costs for the development of Hedrin. $9,000 of such costs were incurred during the quarter ended March 31, 2008.

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

In September 2007, the U.S. FDA accepted our corporate Investigational New Drug (IND) application for this new gel formulation of Topical PTH (1-34), and in October 2007, we initiated and began dosing subjects in a phase 2a clinical study of Topical PTH (1-34) for the treatment of psoriasis. This U.S. multi-center, randomized, double-blind, vehicle-controlled, parallel group study is desiged to evaluate safety and preliminary efficacy of Topical PTH (1-34) for the treatment of psoriasis. 61 subjects have been enrolled and randomized to receive one of two dose levels of Topical PTH (1-34), or vehicle, for an 8 week treatment period. In this study the vehicle is the topical formulation without the active ingredient, PTH (1-34).

As of March 31, 2008, we have incurred $5,801,000 of project costs related to our development of Topical PTH (1-34). These project costs have been incurred since April 1, 2005, the date of the Tarpan Therapeutics acquisition. During the first quarter of 2008, we incurred $679,000 of these costs.

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

Altoderm

We are developing Altoderm for the pruritis (itch) associated with dermatologic conditions including atopic dermatitis. In a Phase 3, randomized, double-blind, placebo-controlled, parallel-group, clinical study (conducted in Europe by T&R.) the compound was administered for 12 weeks to 114 subjects with moderately severe atopic dermatitis. The placebo (vehicle) used in this study was the Altoderm product without the active ingredient. In the study results, published in the British Journal of Dermatology in February 2005, Altoderm demonstrated a statistically significant reduction (36%) in atopic dermatitis symptoms. During the study, subjects were permitted to continue with their existing treatment, in most cases this consisted of emollients and topical steroids. A positive secondary outcome of the study was a 35% reduction in the use of topical steroids for the Altoderm treated subjects. Further analysis of the clinical data, performed by us showed that Altoderm treated subjects also experienced a 57% reduction in pruritus.

Altoderm is currently being tested in a second, ongoing Phase 3, randomized, double-blind, vehicle-controlled clinical study (also conducted in Europe by T&R). Analysis of the preliminary data from the initial 12 week, blinded portion of this clinical trial has been completed. The vehicle used in this study was the Altoderm product without the active ingredient, cromolyn sodium. The preliminary data indicate Altoderm was safe and well tolerated, and showed a trend toward improvement in pruritus, but the efficacy results were inconclusive. Altoderm treated subjects and vehicle only treated subjects experienced a similar improvement (each greater than 30%), and therefore, the study did not achieve statistical significance. We believe these outcomes were due to suboptimal study design where subjects were unrestricted in their use of concomitant therapies such as topical steroids and immunomodulators. The placebo (vehicle) used in this study was the Altoderm product without the active ingredient, cromolyn sodium. Analysis of the preliminary open label data beginning at week 13 of the study, show vehicle treated subjects demonstrating further improvement when switched to Altoderm. Given the promising clinical data obtained from the first European Phase 3 study, and the symptom improvements reported in the ongoing European Phase 3 study, both we and Thornton & Ross Limited believe there is significant potential for Altoderm and will continue development of this product candidate.

On March 6, 2008, we announced we had successfully completed a pre-IND meeting with the FDA. Based on a review of the submitted package for Altoderm, including data from the two previously reported Phase 3 clinical studies, the FDA determined that following completion of certain nonclinical studies, and the acceptance of an IND, Phase 2 clinical studies may be initiated in the U.S. The FDA also concurred that the proposed indication of pruritus associated with dermatologic conditions including atopic dermatitis can be pursued.

As of March 31, 2008, we have incurred $1,091,000 for the development of Altoderm. We incurred $79,000 of such costs during the quarter ended March 31, 2008.

Altolyn

We are developing Altolyn for the treatment of mastocystosis. On March 6, 2008, we announced we had successfully completed a pre-IND meeting with the FDA. Based on a review of the submitted package for Altolyn, the FDA concurred that the proposed indication of mastocytosis can be pursued and that the 505(b)(2) NDA would be an acceptable approach provided a clinical bridge is established between Altolyn and Gastrocrom®, the oral liquid formulation of cromolyn sodium currently approved in the U.S. to treat mastocytosis. The FDA also affirmed that a single, Phase 3 study demonstrating the efficacy of Altolyn over placebo, may be sufficient to support a product approval in the U.S. In addition, the FDA also concurs that no additional nonclinical studies will be required to support an IND application. We are working with T&R and the current United Kingdom manufacturer of Altolyn to develop a GMP compliant manufacturing process.

Early clinical experience with Altolyn in the United Kingdom. suggests promising activity in patients with various allergic disorders, including food allergy and inflammatory bowel conditions. We may pursue these as additional indications.

As of March 31, 2008, we have incurred $823,000 for the development of Altolyn. We incurred $33,000 of such costs during the quarter ended March 31, 2008.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161 "Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 amends SFAS 133 by requiring expanded disclosures about an entity's derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS 161 is effective for the Company as of January 1, 2009. The Company does not believe that SFAS 161 will have any impact on its consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk is confined to our cash and cash equivalents. We have attempted to minimize risk by investing in high-quality financial instruments, primarily money market funds with no security having an effective duration longer than 90 days. If the market interest rate decreases by 100 basis points or 1%, the fair value of our cash and cash equivalents portfolio would have minimal to no impact on the carrying value of our portfolio. We did not hold any derivative instruments as of March 31, 2008, and we have never held such instruments in the past.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of that date were effective to ensure that information required to be disclosed in the reports we file under the Securities and Exchange Act is recorded, processed, summarized and reported on an accurate and timely basis.

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

Changes in Internal Control

During the quarter ended March 31, 2008, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Swiss Pharma Contract LTD, or Swiss Pharma, a clinical site that we used in one of its obesity trials, gave notice to us that Swiss Pharma believes it is entitled to receive an additional payment of $322,776 for services in connection with that clinical trial. While the contract between us and Swiss Pharma provides for additional payments if certain conditions are met, Swiss Parma has not specified which conditions they believe have been achieved and we do not believe that Swiss Pharma is entitled to additional payments and has not accrued any of these costs as of December 31, 2007. The contract between us and Swiss Pharma provides for arbitration in the event of a dispute, such as this claim for an additional payment. On March 10, 2008, Swiss Pharma filed for arbitration with the Swiss Chamber of Commerce. As we do not believe that Swiss Pharma is entitled to additional payments, we intend to defend our position in arbitration. On April 2, 2008, we filed our statement of defense and counterclaim for recovery of costs incurred by us as a result of Swiss Pharma’s failure to meet agreed upon deadlines under our contract.

Item 1A. Risk Factors

We have not had material changes to our risk factor disclosure in our Annual Report on Form 10-K for the year ended December 31, 2007 under the caption “Risk Factors” following Item 1 of such report.

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

MANHATTAN PHARMACEUTICALS, INC.

Date: May 20, 2008	By: /s/ Douglas Abel
Douglas Abel
President and Chief Executive Officer

Date: May 20, 2008	By: /s/ Michael G. McGuinness
Michael G. McGuinness
Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.