Form 10-Q
period 2008-06-30
MANHATTAN PHARMACEUTICALS INC
filed 2008-08-19
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 001-32639

Manhattan Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-3898269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 1, 2008 there were 70,624,232 shares of the issuer’s common stock, $.001 par value, outstanding.

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

Part I – Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$576,354	$649,686
Prepaid expenses and other current assets	135,540	215,852
Total current assets	711,894	865,538

Investment in Hedrin JV	142,408	-
Property and equipment, net	34,912	44,533
Other assets	84,126	70,506
Total assets	$973,340	$980,577

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable	$617,346	$1,279,485
Accrued expenses	849,746	592,177
Total current liabilities	1,467,092	1,871,662

Exchange obligation	2,953,230	-
Total liabilities	4,420,322	1,871,662

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value. Authorized 1,500,000 shares; no shares issued and outstanding at June 30, 2008 and December 31, 2007
Common stock, $.001 par value. Authorized 300,000,000 shares; 70,624,232 shares issued and outstanding at June 30, 2008 and December 31, 2007	70,624	70,624
Additional paid-in capital	54,483,025	54,037,361
Deficit accumulated during the development stage	(58,000,631)	(54,999,070)
Total stockholders’ deficiency	(3,446,982)	(891,085)

Total liabilities and stockholders' deficiency	$973,340	$980,577

See accompanying notes to condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Cumulative period from August 6, 2001 (inception) to June 30
	2008	2007	2008	2007	2008
Costs and expenses:
Research and development	$565,728	$3,871,634	$1,365,799	$5,551,082	$27,854,842
General and administrative	901,538	1,052,374	1,715,598	1,967,098	15,567,961
In-process research and development charge	—	—	—	—	11,887,807
Impairment of intangible assets	—	—	—	—	1,248,230
Loss on disposition of intangible assets	—	—	—	—	1,213,878
Total operating expenses	1,467,266	4,924,008	3,081,397	7,518,180	57,772,718

Operating loss	(1,467,266)	(4,924,008)	(3,081,397)	(7,518,180)	(57,772,718)

Other (income) expense:
Equity in loss of Hedrin JV	87,718	—	107,593	—	107,593
Interest and other income	(132,772)	(29,608)	(187,429)	(59,998)	(1,009,327)
Interest expense	—	—	—	475	26,034
Realized gain on sale of marketable equity securities	—	—	—	—	(76,032)
Total other income	(45,054)	(29,608)	(79,836)	(59,523)	(951,731)

Net loss	(1,422,212)	(4,894,400)	(3,001,561)	(7,458,657)	(56,820,987)

Preferred stock dividends (including imputed amounts)	—	—	—	—	(1,179,644)

Net loss applicable to common shares	$(1,422,212)	$(4,894,400)	$(3,001,561)	$(7,458,657)	(58,000,631)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.07)	$(0.04)	$(0.11)

Weighted average shares of common stock outstanding:
Basic and diluted	70,624,232	70,463,543	70,624,232	65,377,865

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

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficiency)
(Unaudited)

	Series A convertible preferred stock	Series A convertible preferred stock	Common stock	Common stock	Additional paid-in capital	Subscription receivable	Deficit accumulated during development stage	Dividends payable in Series A preferred stock	Accumulated other comprehensive income (loss)	Unearned consulting services	Total stockholders’ equity (deficiency)
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
Common stock issued at $1.11 and $1.15, net of expenses	—	—	11,917,680	11,918	12,238,291	—	—	—	—	—	12,250,209
Common stock issued to vendor at $1.11 per share in satisfaction of accounts payable	—	—	675,675	676	749,324	—	—	—	—	—	750,000
Exercise of stock options	—	—	32,400	33	32,367	—	—	—	—	—	32,400
Exercise of warrants	—	—	279,845	279	68,212	—	—	—	—	—	68,491
Preferred stock dividend accrued	—	—	—	—	—	—	(175,663)	175,663	—	—	—
Preferred stock dividends paid by issuance of shares	41,781	42	—	—	477,736	—	—	(479,074)	—	—	(1,296)
Conversion of preferred stock to common stock at $1.10 per share	(896,154)	(896)	8,146,858	8,147	(7,251)	—	—	—	—	—	—
Share-based compensation	—	—	—	—	66,971	—	—	—	—	20,168	87,139
Reversal of unrealized gain on short-term investments	—	—	—	—	—	—	—	—	(12,250)	—	(12,250)
Stock issued in connection with acquisition of Tarpan Therapeutics, Inc.	—	—	10,731,052	10,731	11,042,253	—	—	—	—	—	11,052,984
Net loss	—	—	—	—	—	—	(19,140,997)	—	—	—	(19,140,997)
Balance at December 31, 2005	—	—	60,092,697	60,093	42,751,111	—	(33,271,695)	—	987	—	9,540,496

Cashless exercise of warrants	—	—	27,341	27	(27)	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,675,499	—	—	—	—	—	1,675,499
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(987)	—	(987)
Costs associated with private placement	—	—	—	—	(15,257)	—	—	—	—	—	(15,257)
Net loss	—	—	—	—	—	—	(9,695,123)	—	—	—	(9,695,123)
Balance at December 31, 2006	—	—	60,120,038	60,120	$44,411,326	—	(42,966,818)	—	—	—	1,504,628

Common stock issued at $0.84 and $0.90 per shares, net of expenses	—	—	10,185,502	10,186	7,841,999	—	—	—	—	—	7,852,185
Common stock issued to directors at $0.72 per share in satisfaction of accounts payable	—	—	27,776	28	19,972	—	—	—	—	—	20,000
Common stock issued to in connection with in-licensing agreement at $0.90 per share	—	—	125,000	125	112,375	—	—	—	—	—	112,500
Common stock issued to in connection with in-licensing agreement at $0.80 per share	—	—	150,000	150	119,850	—	—	—	—	—	120,000
Exercise of warrants	—	—	10,327	15	7,219	—	—	—	—	—	7,234
Cashless exercise of warrants	—	—	5,589	—	(6)	—	—	—	—	—	(6)
Share-based compensation	—	—	—	—	1,440,956	—	—	—	—	—	1,440,956
Warrants issued for consulting					83,670						83,670
Net loss	—	—	—	—	—	—	(12,032,252)	—	—	—	(12,032,252)
Balance at December 31, 2007	—	—	70,624,232	70,624	54,037,361	—	(54,999,070)	—	—	—	(891,085)
Sale of warrant					150,000						150,000
Share-based compensation	—	—	—	—	295,664	—	—	—	—	—	295,664
Net loss	—	—	—	—	-	—	(3,001,561)	—	—	—	(3,001,561)
Balance at June 30, 2008	—	$—	70,624,232	$70,624	$54,483,025	$—	$(58,000,631))	$—	$—	$—	$(3,446,982)

See accompanying notes to condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			period from
			August 6, 2001
	Six months ended June 30,		(inception) to
	2008	2007	June 30, 2008
Cash flows from operating activities:
Net loss	$(3,001,561)	$(7,458,657)	$(56,820,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of Hedrin JV	107,593	—	107,593
Share-based compensation	295,664	706,549	3,660,647
Shares issued in connection with in-licensing agreement	—	112,500	232,500
Warrants issued to consultant	—	—	83,670
Amortization of intangible assets	—	—	145,162
Gain on sale of marketable equity securities	—		(76,032)
Depreciation	15,631	29,974	211,456
Non cash portion of in-process research and development charge	—	—	11,721,623
Loss on impairment and disposition of intangible assets	—	—	2,462,108
Other	2,962	—	8,552
Changes in operating assets and liabilities, net of acquisitions:
(Increase)/decrease in prepaid expenses and other current assets	80,311	(88,071)	(77,296)
Increase in other assets	—	-	(70,506)
Increase /(decrease) in accounts payable	(662,139)	(371,447)	1,037,559
Increase in accrued expenses	257,569	978,377	309,425
Net cash used in operating activities	(2,903,970)	(6,090,775)	(37,064,526)
Cash flows from investing activities:
Purchase of property and equipment	(8,972)	(9,135)	(239,607)
Cash paid in connection with acquisitions	—	—	(26,031)
Net cash provided from the purchase and sale of short-term investments, net	—	—	435,938
Proceeds from the sale of license	—	—	200,001
Investment in Hedrin JV’s general partner	(13,620)	—	(13,620)
Net cash (used in) provided by investing activities	(22,592)	(9,135)	356,681
Cash flows from financing activities:
Repayments of notes payable to stockholders	—	—	(884,902)
Proceeds related to sale of common stock, net	—	7,854,153	25,896,262
Proceeds from sale of preferred stock, net	—	—	9,046,176
Proceeds from exercise of warrants and stock options	—	7,228	138,219
Proceeds from the Hedrin JV Agreement, net	2,703,230	—	2,703,230
Sale of warrant	150,000	—	150,000
Other, net	—	—	235,214
Net cash provided by financing activities	2,853,230	7,861,381	37,284,199
Net (decrease) increase in cash and cash equivalents	(73,332)	1,761,471	576,354
Cash and cash equivalents at beginning of period	649,686	3,029,118	—
Cash and cash equivalents at end of period	$576,354	$4,790,589	$576,354

Supplemental disclosure of cash flow information:
Interest paid	$—	$475	$26,033
Supplemental disclosure of noncash investing and financing activities:
Common stock issued in satisfaction of accounts payable	$—	$20,000	$750,000
Imputed preferred stock dividend	—	—	418,182
Preferred stock dividends accrued	—	—	761,462
Preferred stock dividends paid by issuance of shares	—	—	9,046,176
Conversion of preferred stock to common stock	—	—	759,134
Issuance of common stock for acquisitions	—	—	13,389,226
Issuance of common stock in connection with in-licensing agreement	—	112,500	232,500
Marketable equity securities received in connection with sale of license	—	—	359,907
Warrants issued to consultant	—	—	83,670
Net liabilities assumed over assets acquired in business combination	—	—	(675,416)
Investment in Hedrin JV	250,000	—	250,000
Cashless exercise of warrants	—	6	33

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

As of December 31, 2006 all of the Company’s subsidiaries had either been dissolved or merged into Manhattan. As a result, the Company had no subsidiaries during the six month periods ended June 30, 2008 and 2007.

As of June 30, 2008, the Company has not generated any revenues from the development of its products and is therefore considered to be a development stage company.

Segment Reporting

The Company has determined that it operates in only one segment currently, which is biopharmaceutical research and development.

Income Taxes

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109”. The implementation of FIN 48 had no impact on the Company’s consolidated financial statements as the Company has no unrecognized tax benefits.  The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.

Equity in Joint Venture

The Company accounts for its investment in joint venture (See Note 8) using the equity method of accounting. Under the equity method, the Company records its pro-rata share of joint venture income or losses and adjusts the basis of its investment accordingly.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), a revised version of SFAS No. 141, “Business Combinations” (“SFAS 141R”). The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles with international accounting standards. SFAS 141R applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact of the provisions of the revision on its consolidated results of operations and financial condition.

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

2. LIQUIDITY

The Company incurred a net loss of $3,001,561 and negative cash flows from operating activities of $2,903,970 for the six month period ended June 30, 2008. The net loss applicable to common shares from date of inception, August 6, 2001, to June 30, 2008 amounts to $58,000,631.

The Company received approximately $7.9 million net of expenses from a private placement of common stock and warrants in March 2007. This private placement is more fully described in Note 6.

The Company received approximately $2.0 million in February 2008 and approximately $1.0 million in June 2008 from a joint venture agreement. This joint venture agreement is more fully described in Note 8.

Management believes that the Company will continue to incur net losses through at least June 30, 2009 and for the foreseeable future thereafter. Based on the resources of the Company available at June 30, 2008 and the net proceeds received from the February 2008 joint venture agreement, management does not believe that the Company has sufficient capital to fund its operations into the fourth quarter of 2008. Management believes that the Company has an immediate need for capital in order to sustain its operations and will need additional equity or debt financing or will need to generate revenues through licensing of its products or entering into strategic alliances to be able to sustain its operations through 2008. Furthermore, we will need additional financing thereafter to complete development and commercialization of our products. There can be no assurances that we can successfully complete development and commercialization of our products.

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

3. COMPUTATION OF NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from the assumed exercise of stock options and stock warrants would have an antidilutive effect because the Company incurred a net loss during each period presented. The amounts of potentially dilutive securities excluded from the calculation of diluted net loss per share were 19,450,189 and 18,634,521 as of June 30, 2008 and 2007, respectively. These amounts do not include the shares issuable in connection with the Hedrin JV (see Note 8); the 17,857,143 shares of common stock issuable upon exercise of the put or call rights; the up to 17,857,143 additional shares which may become issuable upon exercise of a conditionally issuable put or call rights and the 7,142,857 shares of common stock issuable upon exercise of a conditionally issuable warrant.

4. SHARE-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“Statement 123(R)”) for employee options using the modified prospective transition method. Statement 123(R) revised Statement 123 “Accounting for Stock-based Compensation” to eliminate the option to use the intrinsic value method and required the Company to expense the fair value of all employee options over the vesting period. Under the modified prospective transition method, the Company recognized compensation cost for the six month periods ending June 30, 2008 and 2007 based on the grant date fair value estimated in accordance with Statement 123(R). This includes (a) period compensation cost related to share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and (b) period compensation cost related to share-based payments granted on or after January 1, 2006. In accordance with the modified prospective method, the Company has not restated prior period results.

The Company recognizes compensation expense related to stock option grants on a straight-line basis over the vesting period. The Company recognized share-based compensation cost of $102,810 and $371,339 for the three month periods ended June 30, 2008 and 2007 respectively, and $295,664 and $706,549 for the six month periods ended June 30, 2008 and 2007, respectively, in accordance with Statement 123(R), in accordance with Statement 123(R). The Company did not capitalize any share-based compensation cost.

Options granted to consultants and other non-employees are accounted for in accordance with Emerging Issues Task Force (“EITF”) No. 96-18 "Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", and Financial Accounting Standards Board Interpretation No 28 “Accounting for Stock Appreciation Rights and Other Variable Option or Award Plans”. Accordingly, such options are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is amortized to consulting expense over the related vesting period. As a result of adjusting consultant and other non-employee options to fair value, the Company recognized share-based compensation (credit) / cost of $(287) and $259, respectively, for the three-and six months ended June 30, 2008 and $185 and $3,556, respectively for the three-and six months ended June 30, 2007.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has allocated share-based compensation costs and credits to general and administrative and research and development expenses as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

General and administrative expense:

Share-based employee compensation cost	$75,362	$249,623	$215,405	$471,544
Share-based consultant and non-employee (credit) cost	—	—	—	10,550
	$75,362	$249,623	$215,405	$482,094

Research and development expense:

Share-based employee compensation cost	$27,735	$121,531	$80,000	$231,449
Share-based consultant and non-employee (credit) cost	(287)	185	259	(6,994)
	$27,448	$121,716	$80,259	$224,455

Total share-based cost	$102,810	$371,339	$295,664	$706,549

To compute compensation expense in 2008 and 2007, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes model. The Company based the expected volatility assumption on a volatility index of peer companies as the Company did not have a sufficient number of years of historical volatility data related to its common stock for the application of Statement 123(R). The expected term of options granted represents the period of time that options are expected to be outstanding. The Company estimated the expected term of stock options by the simplified method as permitted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and 110. The expected forfeiture rates are based on the historical forfeiture experiences. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards. The Company has not declared a dividend on its common stock since its inception and has no intentions of declaring a dividend in the foreseeable future and therefore used a dividend yield of zero.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges in 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Expected Volatility	92.3%	79.7 - 93.2%	92.3%	79.7 - 93.2%

Dividend yield	-	-	-	-

Expected term (in years)	6	6 - 8	6	6 - 8

Risk-free interest rate	2.81%	4.56% - 4.96%	2.81%	4.56% - 4.96%

The Company has shareholder-approved stock incentive plans for employees under which it has granted non-qualified and incentive stock options. In December 2003, the Company established the 2003 Stock Option Plan (the “2003 Plan”), which provided for the granting of up to 5,400,000 options to officers, directors, employees and consultants for the purchase of common stock. The Company increased the number of shares of common stock reserved for issuance under the 2003 Plan in August 2005 by 2,000,000 shares and in May 2007 by 3,000,000 shares. At June 30, 2008, under the 2003 Plan, 10,400,000 shares of common stock were authorized for issuance. At June 30, 2008, under the 2003 Plan, options to purchase 9,629,096 shares of common stock were outstanding. At June 30, 2008, there were 770,904 shares reserved for future grants under the 2003 Plan. The options have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally three years) and are issued at an exercise price equal to or greater than the fair market value of the shares at the date of grant. The 2003 Plan expires on December 10, 2013 or when all options have been granted, whichever is sooner. Under the 2003 Plan, the Company granted options to purchase an aggregate of 2,967,500 shares of common stock during the six months ended June 30, 2008 at an exercise price of $0.17 per share. In addition, 27,776 shares of common stock were issued during 2007 under the 2003 Plan.

In July 1995, the Company established the 1995 Stock Option Plan (the”1995 Plan”), which provided for the granting of options to purchase up to 130,000 shares of the Company’s common stock to officers, directors, employees and consultants. The 1995 Plan was amended several times to increase the number shares reserved for stock option grants. In June 2005, the 1995 Plan expired and no further options can be granted. As of June 30, 2008, options to purchase 1,137,240 shares were outstanding under the 1995 Plan and no shares were reserved for future stock option grants.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s outstanding stock options as of June 30, 2008 and changes during the six months then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	8,033,808	$1.25
Granted:
Officers	2,400,000
Directors	375,000
Employees	192,500
Total granted	2,967,500	0.17
Exercised	-
Cancelled	(224,972)	0.17
Outstanding at June 30, 2008	10,766,336	$0.93	7.46	$-
Exercisable at June 30, 2008	8,004,692	$1.12	6.80
Weighted average fair value of options granted during the six months ended June 30, 2008	$0.13

As of June 30, 2008, the total compensation cost related to non-vested option awards not yet recognized is $628,515. The weighted average period over which it is expected to be recognized is approximately 1.7 years.

5. COMMITMENTS AND CONTINGENCIES

Swiss Pharma

Swiss Pharma Contract LTD, or Swiss Pharma, a clinical site that the Company used in one of its obesity trials, gave notice to the Company that Swiss Pharma believes it is entitled to receive an additional payment of $322,776 for services in connection with that clinical trial. While the contract between the Company and Swiss Pharma provides for additional payments if certain conditions are met, Swiss Parma has not specified which conditions they believe have been achieved and the Company does not believe that Swiss Pharma is entitled to additional payments and has not accrued any of these costs as of June 30, 2008 and December 31, 2007. The contract between the Company and Swiss Pharma provides for arbitration in the event of a dispute, such as this claim for an additional payment. On March 10, 2008, Swiss Pharma filed for arbitration with the Swiss Chamber of Commerce. As the Company does not believe that Swiss Pharma is entitled to additional payments, the Company intends to defend its position in arbitration. On April 2, 2008, the Company filed its statement of defense and counterclaim for recovery of costs incurred by the Company as a result of Swiss Pharma’s failure to meet agreed upon deadlines under the contract. On June 3, 2008 a hearing was held before the arbitrator. The arbitrator’s decision is expected in late August or early September.

Therapeutics, Inc.

During 2007, we entered into an agreement with Therapeutics, Inc. for the conduct of a Phase 2a clinical trial of PTH (1-34). The amount of the agreement is approximately $845,000. The remaining financial commitment at June 30, 2008 related to the conduct of the clinical trial is approximately $100,000. This clinical trial concluded in the beginning of the third quarter of 2008.

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

Employment Agreements

The Company has employment agreements with two employees for the payment of aggregate annual base salaries of $675,000 as well as performance based bonuses. These agreements have a remaining term of nine months for one of the employees, and one year for the second employee, and have a total remaining obligation under these agreements of $589,469 as of June 30, 2008.

6. PRIVATE PLACEMENT OF COMMON SHARES

On March 30, 2007, the Company entered into a series of subscription agreements with various institutional and other accredited investors for the issuance and sale in a private placement of an aggregate of 10,185,502 shares of its common stock for total net proceeds of approximately $7.85 million, after deducting commissions and other costs of the transaction. Of the total amount of shares issued, 10,129,947 were sold at a per share price of $0.84, and an additional 55,555 shares were sold to an entity affiliated with a director of the Company, at a per share price of $0.90, the closing sale price of the common stock on March 29, 2007. Pursuant to the subscription agreements, the Company also issued to the investors 5-year warrants to purchase an aggregate of 3,564,897 shares of common stock at an exercise price of $1.00 per share. The warrants are exercisable during the period commencing June 30, 2008 and ending March 30, 2012. Gross and net proceeds from the private placement were $8,559,155 and $7,852,185, respectively.

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

8. JOINT VENTURE

In February 2008, the Company and Nordic Biotech Advisors ApS through its investment fund Nordic Biotech Venture Fund II K/S (“Nordic”) entered into a 50/50 joint venture agreement (the “Hedrin JV Agreement”) to develop and commercialize the Company's North American rights (under license) to its Hedrin product.

Pursuant to the Hedrin JV Agreement, Nordic formed a new Danish limited partnership, Hedrin Pharmaceuticals K/S, (the "Hedrin JV") and provided it with initial funding of $2.5 million and the Company assigned and transferred its North American rights in Hedrin to the Hedrin JV in return for a $2.0 million cash payment from the Hedrin JV and equity in the Hedrin JV representing 50% of the nominal equity interests in the Hedrin JV. At closing the Company recognized an investment in the Hedrin JV of $250,000 and an exchange obligation of $2,058,683. The exchange obligation represents the Company’s obligation to Nordic to issue the Company’s common stock in exchange for all or a portion of Nordic’s equity interest in the Hedrin JV upon the exercise by Nordic of the put issued to Nordic in the Hedrin JV Agreement transaction. The put is described below.

The original terms of the Hedrin JV Agreement also provided that should the Hedrin JV be successful in achieving a payment milestone, namely that by September 30, 2008, the FDA determines to treat Hedrin as a medical device, Nordic will purchase an additional $2.5 million of equity in the Hedrin JV, whereupon the Hedrin JV will pay the Company an additional $1.5 million in cash and issue additional equity in the JV valued at $2.5 million, thereby maintaining the Company’s 50% ownership interest in the Hedrin JV. These terms have been amended as described below.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2008 the Hedrin JV Agreement was amended (the”Hedrin JV Amended Agreement”). Under the amended terms Nordic invested an additional $1.0 million, for a total of $3.5 million, in the Hedrin JV and made an advance of $250,000 to the Hedrin JV and the Hedrin JV made an additional $1.0 million payment, for a total of $3.0 million, to the Company. The Hedrin JV also distributed additional ownership equity sufficient for each of the Company and Nordic to maintain their ownership interest at 50%. Under the amended terms, upon classification of Hedrin by the FDA as a Class II or Class III medical device Nordic is obligated to invest an additional $1.25 million, for a total investment of $5 million, into the Hedrin JV, the Hedrin JV is obligated to pay an additional $0.5 million, for a total of $3.5 million, to the Company and the Hedrin JV is obligated to issue to the Company and Nordic additional ownership interest in the Hedrin JV, thereby maintaining each of the Company’s and Nordic’s 50% ownership interest in the Hedrin JV. The Company’s exchange obligation increased by $894,546 as a result of the June 2008 closing. The $894,546 represents the gross amount paid in June 2008 by the Hedrin JV to the Company of $1,000,000 offset by the costs of the Hedrin JV Agreement transaction recognized by the Company subsequent to the February closing.

During the six months ended June 30, 2008 the Company recognized $107,593 of equity in the loss of the Hedrin JV. At June 30, 2008, the Company’s investment in the Hedrin JV is $142,408 and the Company’s exchange obligation is $2,953,230.

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

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Hedrin JV has engaged the Company to provide management services to the Limited Partnership in exchange for a management fee, which for 2008, on an annualized basis, is $527,000. As of June 30, 2008, the Company has recognized $183,266 of other income from management fees earned from the Hedrin JV which is included in the Company’s Condensed Consolidated Statement of Operations for the six months ended june 30, 2008 as a component of interest and other income.

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

The Company granted Nordic registration rights for the shares to be issued upon exercise of the warrant, the put or the call.  The Company filed an initial registration statement on May 1, 2008.  The Company is required to file additional registration statements, if required, within 45 days of the date the Company first knows that such additional registration statement was required.  The Company is required to use commercially reasonable efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission (“SEC”) within 105 calendar days from the filing date (the "Effective Date").  If the Company fails to file a registration statement on time or if a registration statement is not declared effective by the SEC within 105 days of filing the Company will be required to pay to Nordic, or its assigns, an amount in cash, as partial liquidated damages, equal to 0.5% per month of the amount invested in the Hedrin JV by Nordic until the registration statement is declared effective by the SEC.  In no event shall the aggregate amount payable by the Company exceed 9% of the amount invested in the Hedrin JV by Nordic.  As of the date of the filing of this Quarterly Report on Form 10-Q, the Company is negotiating an extension to the Effective Date, which has already passed, to reflect the time it has taken Nordic and the Company to resolve certain SEC comments concerning the current registrability of the shares underlying the put and call rights held by Nordic (which rights have not yet been exercised).

The profits of the Hedrin JV will be shared by the Company and Nordic in accordance with their respective equity interests in the Limited Partnership, which are currently 50% to each, except that Nordic will get a minimum distribution from the Hedrin JV equal to 5% on Hedrin sales, as adjusted for any change in Nordic’s equity interest in the Limited Partnership. If the Hedrin JV realizes a profit equal to or greater than a 10% royalty on Hedrin sales, then profits will be shared by the Company and Nordic in accordance with their respective equity interests in the Limited Partnership. However, in the event of a liquidation of the Limited Partnership, Nordic’s distribution in liquidation will be at least equal to the amount Nordic invested in the Hedrin JV ($5 million if the payment milestone described above is met, $2.5 million if it is not met) plus 10% per year, less the cumulative distributions received by Nordic from the Hedrin JV. Further, in no event shall Nordic’s distribution in liquidation be greater than assets available for distribution in liquidation.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Due to the complexity of the accounting for the Hedrin JV transaction, the Company has requested and received guidance from the SEC on the appropriate accounting for this transaction. The accounting as disclosed in this Form 10Q for the quarterly period ended June 30, 2008 takes into consideration this guidance. As a result of this guidance the Company’s Form 10Q for the quarter period ended March 31, 2008 will need to be amended. The net effect of applying this guidance and amending the March 31, 2008 financial statements is an increase in assets of $230,000 (Investment in Hedrin JV), an increase liabilities of $2,059,000 (Exchange obligation), a decrease in Additional paid-in capital of $1,809,000 and an increase in net loss of $20,000 (Equity in loss of Hedrin JV).

9. AMERICAN STOCK EXCHANGE

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

10. SUBSEQUENT EVENT

In July 2008, the Company announced top-line results from its Phase 2a clinical study of topical PTH (1-34) for the treatment of psoriasis. This multi-center, randomized, double-blind, vehicle-controlled, parallel group study was designed to assess the safety and preliminary efficacy of two dose levels of topical PTH (1-34) for the treatment of mild to moderate plaque psoriasis. While the study did achieve the primary safety objective, the data did not demonstrate a statistically significant improvement in the overall disease severity of treatment lesions or signs and symptoms of psoriasis (redness, scaling, plaque thickness, and itch) as compared to the vehicle (placebo) gel. Topical PTH (1-34) appeared to be well tolerated with no serious adverse events reported. The Company intends to further analyze and assess these data in order to determine appropriate next steps for the program.

Item 2. Management’s Discussion and Analysis Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 (the “Annual Report”) and our financial statements as of and for the six month period ended June 30, 2008 included elsewhere in this report.

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

We are a development stage biopharmaceutical company focused on developing and commercializing innovative pharmaceutical therapies for underserved patient populations. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest, funding their research and development and eventually either bringing the technologies to market or out-licensing. We currently have four product candidates in development:

•	Topical PTH (1-34) for the treatment of psoriasis;
•	Altoderm, a proprietary formulation of topical cromolyn sodium for the treatment of atopic dermatitis;
•	Hedrin, a novel, non-insecticide treatment for head lice, through Hedrin Pharmaceuticals K/S, a joint venture between the Company Nordic Biotech Fund II K/S ;
•	and Altolyn, a proprietary site specific tablet formulation of oral cromolyn sodium for the treatment of mastocytosis.

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

RESULTS OF OPERATIONS

SIX-MONTH PERIOD ENDED JUNE 30, 2008 VS 2007

	Six Months ended June 30,
	2008	2007	Increase (decrease)	% Increase (decrease)
COSTS AND EXPENSES
Research and development
Share-based compensation	$80,000	$224,000	($144,000)	(64)%
Other research and development expense	$1,286,000	$5,327,000	($4,041,000)	(76)%
Total research and development expense	$1,366,000	$5,551,000	($4,185,000)	(75)%
General and administrative
Share-based compensation	$215,000	$482,000	($267,000)	(55)%
Other general and administrative expense	$1,500,000	$1,485,000	$15,000	1%
Total general and administrative expense	$1,715,000	$1,967,000	$(252,000)	(13)%
Other income	$79,000	$59,000	$20,000	34%
NET LOSS	($3,002,000)	($7,459,000)	$(4,457,000)	(60)%

During each of the six months ended June 30, 2008 and 2007 we did not recognize any revenues. We are considered a development stage company, and do not expect to have revenues relating to our technologies prior to June 30, 2009, if at all.

For the six months ended June 30, 2008 total research and development expense was $1,366,000 as compared to $5,551,000 for the six months ended June 30, 2007. The decrease of $4,185,000, or 75%, is attributable to decreases of $2,511,000 in development projects discontinued during 2007 (OE and propofol), of $860,000 for Hedrin, $595,000 for Altoderm and $490,000 for Altolyn offset by an increase in development costs for PTH (1-34) of $271,000. There were no development costs in the six months ended June 30, 2008 for OE or propofol. During the six months ended June 30, 2007 the majority of the development costs incurred for Altoderm, Altolyn and Hedrin relate to in-licensing costs. The increase in development costs for PTH (1-34) is due to the costs of the ongoing Phase 2a clinical study.

For the six months ended June 30, 2008 total general and administrative expense was $1,715,000 as compared to $1,967,000 for the six months ended June 30, 2007. The decrease of $252,000, or 13%, is primarily attributable to a decrease of $267,000 in stock-based compensation.

For the six months ended June 30, 2008, other income was $79,000 as compared to $59,000 for the six months ended June 30, 2007. The increase of $20,000, or 34%, is due primarily to $183,000 of management fees received in accordance with the services agreement from the Nordic JV, offset by the equity in loss of the Hedrin JV of $108,000 and a decrease in interest income which resulted from lower average balances in interest bearing cash and short-term investment accounts.

Net loss for the six months ended June 30, 2008 was $3,002,000 as compared to $7,459,000 million for the six months ended June 30, 2007. The decrease of $4,457,000, or 60%, in net loss is principally attributable to decreases in research and development expense of $4,185,000 and in general and administrative expense of $252,000 and an increase in other income of $20,000.

QUARTER ENDED JUNE 30, 2008 VS 2007

	Quarter ended June 30,
	2008	2007	Increase (decrease)	% Increase (decrease)
COSTS AND EXPENSES
Research and development
Share-based compensation	$27,000	$122,000	($95,000)	(77)%
Other research and development expense	$539,000	$3,750,000	($3,211,000)	(86)%
Total research and development expense	$566,000	$3,872,000	($3,306,000)	(85)%
General and administrative
Share-based compensation	$75,000	$250,000	($175,000)	(70)%
Other general and administrative expense	$826,000	$803,000	$23,000	3%
Total general and administrative expense	$901,000	$1,053,000	$(152,000)	(14)%
Other income	$45,000	$30,000	$15,000	50%
NET LOSS	($1,442,000)	($4,895,000)	($3,473,000)	(71)%

During each of the quarters ended June 30, 2008 and 2007 we did not recognize any revenues. We are considered a development stage company, and do not expect to have revenues relating to our technologies prior to June 30, 2009, if at all.

For the quarter ended June 30, 2008 total research and development expense was $566,000 as compared to $3,872,000 for the quarter ended June 30, 2007. The decrease of $3,306,000, or 85%, is attributable to decreases of $1,075,000 in development projects discontinued during 2007 (OE and propofol), of $869,000 for Hedrin, $674,000 for Altoderm, $523,000 for Altolyn and$165,000 for PTH (1-34). There were no development costs in the three months ended June 30, 2008 for OE or propofol. During the three months ended June 30, 2007 the majority of the development costs incurred for Altoderm, Altolyn and Hedrin relate to in-licensing costs.

For the quarter ended June 30, 2008 total general and administrative expense was $901,000 as compared to $1,053,000 for the quarter ended June 30, 2007. The decrease of $152,000, or 14%, is primarily attributable to a decrease of $175,000 in stock-based compensation.

For the quarter ended June 30, 2008, other income was $45,000 as compared to $30,000 for the quarter ended June 30, 2007. The increase of $15,000, or 50%, is due primarily to $132,000 of management fees received in accordance with the services agreement from the Nordic JV, offset by the equity in loss of the Hedrin JV of $88,000 and a $29,000 decrease in interest income which resulted from lower average balances in interest bearing cash and short-term investment accounts.

Net loss for the quarter ended June 30, 2008 was $1,442,000 as compared to $4,895,000 for the quarter ended June 30, 2007. The decrease of $3,473,000, or 71%, in net loss is principally attributable to a decreases in research and development expense of $3,306,000 and $152,000 in general and administrative expense offset by an increase in other income of $15,000.

LIQUIDITY AND CAPITAL RESOURCES

From inception to June 30, 2008, we incurred a deficit during the development stage of $58 million primarily as a result of our net losses and preferred stock dividends. We expect to continue to incur additional losses through at least June 30, 2009 and for the foreseeable future thereafter. These losses have been incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities. Management believes that we have an immediate need for capital in order to sustain our operations into the fourth quarter of 2008 and will need additional equity or debt financing or will need to generate revenues through licensing of our products or entering into strategic alliances to be able to sustain its operations through 2008.

We have financed our operations since inception primarily through equity financing. During the six months ended June 30, 2008, we had a net decrease in cash and cash equivalents of $73,000. This decrease resulted principally from the net proceeds from the Hedrin JV Agreement of $2.8 million, partially offset by net cash used in operating activities of $2.9 million. Total liquid resources as of June 30, 2008 were $0.5 million compared to $0.6 million at December 31, 2007.

Liquidity

As of June 30, 2008, we had a working capital deficit of $755,000 as compared to a working capital deficit of $1,006,000 at December 31, 2007. This $251,000 reduction in the working capital deficit is primarily due to a decrease in accounts payable and accrued expenses of $404,000 offset decreases in cash of $73,000 and prepaid expenses and other current assets of $80,000.

March 2007 Private Placement

On March 30, 2007, we entered into a series of subscription agreements with various institutional and other accredited investors for the issuance and sale in a private placement of an aggregate of 10,185,502 shares of our common stock for net proceeds of approximately $7.9 million. Of the total amount of shares issued, 10,129,947 were sold at a per share price of $0.84, and an additional 55,555 shares were sold to an entity affiliated with a director of the Company, at a per share price of $0.90, the closing sale price of the common stock on March 29, 2007. Pursuant to the subscription agreements, we also issued to the investors 5-year warrants to purchase an aggregate of 3,564,897 shares of our common stock at an exercise price of $1.00 per share. The warrants are exercisable during the period commencing June 30, 2008 and ending March 30, 2012.

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

Pursuant to the Hedrin JV Agreement, Nordic formed a new Danish limited partnership, Hedrin Pharmaceuticals K/S, (the "Hedrin JV") and provided it with initial funding of $2.5 million and the Company assigned and transferred its North American rights in Hedrin to the Hedrin JV in return for a $2.0 million cash payment from the Hedrin JV and equity in the Hedrin JV representing 50% of the nominal equity interests in the Hedrin JV.

The original terms of the Hedrin JV Agreement also provided that should the Hedrin JV be successful in achieving a payment milestone, namely that by September 30, 2008, the FDA determines to treat Hedrin as a medical device, Nordic will purchase an additional $2.5 million of equity in the Hedrin JV, whereupon the Hedrin JV will pay the Company an additional $1.5 million in cash and issue to the Company an additional $2.5 million in equity in the Hedrin JV, thereby maintaining the Company’s 50% ownership interest in the Hedrin JV. These terms have been amended as described below.

In June 2008 the Hedrin JV Agreement was amended (the”Hedrin JV Amended Agreement”). Under the amended terms Nordic invested an additional $1.0 million, for a total of $3.5 million, in the Hedrin JV and made an advance of $250,000 to the Hedrin JV and the Hedrin JV made an additional $1.0 million payment, for a total of $3.0 million, to the Company. The Hedrin JV also distributed additional ownership equity sufficient for each of the Company and Nordic to maintain their ownership interest at 50%. Under the amended terms, upon classification of Hedrin by the FDA as a Class II or Class III medical device Nordic is obligated to invest an additional $1.25 million, for a total investment of $5 million, into the Hedrin JV, the Hedrin JV is obligated to pay an additional $0.5 million, for a total of $3.5 million, to the Company and the Hedrin JV is obligated to issue to the Company and Nordic additional ownership interest in the Hedrin JV, thereby maintaining each of the Company’s and Nordic’s 50% ownership interest in the Hedrin JV.

As of June 30, 2008, the Company has included the total $3.0 million cash payments received to date in equity in the attached condensed consolidated financial statements representing the sale of a put and a call to Nordic, as described below.

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

The Hedrin JV has engaged the Company to provide management services to the Limited Partnership in exchange for a management fee, which for 2008, on an annualized basis, is $527,000. As of June 30, 2008, the Company has recognized $183,266 of other income from management fees earned from the Hedrin JV.

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

The Company granted Nordic registration rights for the shares to be issued upon exercise of the warrant, the put or the call.  The Company filed an initial registration statement on May 1, 2008.  The Company is required to file additional registration statements, if required, within 45 days of the date the Company first knows that such additional registration statement was required.  The Company is required to use commercially reasonable efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission (“SEC”) within 105 calendar days from the filing date (the "Effective Date").  If the Company fails to file a registration statement on time or if a registration statement is not declared effective by the SEC within 105 days of filing the Company will be required to pay to Nordic, or its assigns, an amount in cash, as partial liquidated damages, equal to 0.5% per month of the amount invested in the Hedrin JV by Nordic until the registration statement is declared effective by the SEC.  In no event shall the aggregate amount payable by the Company exceed 9% of the amount invested in the Hedrin JV by Nordic.  As of the date of the filing of this Quarterly Report on Form 10-Q, the Company is negotiating an extension to the Effective Date, which has already passed, to reflect the time it has taken Nordic and the Company to resolve certain SEC comments concerning the current registrability of the shares underlying the put and call rights held by Nordic (which rights have not yet been exercised).

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

American Stock Exchange

In September 2007, we received notice from the staff of The American Stock Exchange, or AMEX, indicating that we were not in compliance with certain continued listing standards set forth in the AMEX Company Guide. Specifically, AMEX notice cited our failure to comply, as of June 30, 2007, with section 1003(a)(ii) of the AMEX Company Guide as we had less than $4,000,000 of stockholders’ equity and had losses from continuing operations and /or net losses in six or four of our most recent fiscal years and with section 1003(a)(iii) which requires us to maintain $6,000,000 of stockholders’ equity if we have experienced losses from continuing operations and /or net losses in its five most recent fiscal years.

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

During 2007, we entered into an agreement with Therapeutics, Inc. for the conduct of a Phase 2a clinical trial of Topical PTH (1-34). The amount of the agreement is approximately $845,000. The remaining financial commitment at June 30, 2008 related to the conduct of the clinical trial is approximately $100,000. This clinical trial is expected to conclude in the second quarter of 2008.

Swiss Pharma Contract LTD, or Swiss Pharma, a clinical site that we used in one of its obesity trials, gave notice to us that Swiss Pharma believes it is entitled to receive an additional payment of $322,776 for services in connection with that clinical trial. While the contract between us and Swiss Pharma provides for additional payments if certain conditions are met, Swiss Parma has not specified which conditions they believe have been achieved and we do not believe that Swiss Pharma is entitled to additional payments and has not accrued any of these costs as of December 31, 2007. The contract between us and Swiss Pharma provides for arbitration in the event of a dispute, such as this claim for an additional payment. On March 10, 2008, Swiss Pharma filed for arbitration with the Swiss Chamber of Commerce. As we do not believe that Swiss Pharma is entitled to additional payments, we intend to defend our position in arbitration. On April 2, 2008, we filed our statement of defense and counterclaim for recovery of costs incurred by us as a result of Swiss Pharma’s failure to meet agreed upon deadlines under our contract. On June 3, 2008, a hearing was held before the arbitrator. The arbitrator’s decision is expected in late August or early September.

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

In consideration for the license, we issued to Licensor 150,000 shares of our common stock valued at $120,000. In addition, we also made a cash payment to the Licensor of $600,000. These amounts are included in research and development expense.

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

In February 2008, we entered into the Hedrin JV Agreement. The Hedrin JV is now responsible for all obligations to T&R under the Hedrin License and Supply Agreements. As of the date of the Hedrin JV Agreement, none of the milestones had been reached and sales had not commenced, therefore, we have no obligations to T&R for any such milestones or royalties.

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

In addition, we are obligated to pay IGI, Inc. an annual royalty of 6% on annual net sales up to $200,000,000. In any calendar year in which net sales exceed $200,000,000, we are obligated to pay IGI, Inc. an annual royalty of 9% on such excess. Through June 30, 2008, sales have not commenced, therefore, we have not paid any such royalties.

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

In July 2008, the Company announced top-line results from its Phase 2a clinical study of topical PTH (1-34) for the treatment of psoriasis. This multi-center, randomized, double-blind, vehicle-controlled, parallel group study was designed to assess the safety and preliminary efficacy of two dose levels of topical PTH (1-34) for the treatment of mild to moderate plaque psoriasis. While the study did achieve the primary safety objective, the data did not demonstrate a statistically significant improvement in the overall disease severity of treatment lesions or signs and symptoms of psoriasis (redness, scaling, plaque thickness, and itch) as compared to the vehicle (placebo) gel. Topical PTH (1-34) appeared to be well tolerated with no serious adverse events reported. The Company intends to further analyze and assess these data in order to determine appropriate next steps for the program.

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

In addition, we are obligated to pay T&R an annual royalty of 10% on annual net sales of up to $100,000,000; 15% of the amount of annual net sales in excess of $100,000,000 and 20% of annual net sales in excess of $200,000,000. There is a minimum royalty of $1,000,000 per year. There is a one-time success fee of $10,000,000 upon the achievement of cumulative net sales of $100,000,000. Through June 30, 2008, none of the milestones have been reached and sales have not commenced, therefore, we have not paid any such milestones or royalties.

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

Through June 30, 2008, none of the milestones have been reached and sales have not commenced, therefore, we have not paid any such milestones or royalties.

Summary of Contractual Commitments

Employment Agreements

The Company has employment agreements with two employees for the payment of aggregate annual base salaries of $675,000 as well as performance based bonuses. These agreements have a remaining term of one year for one of the employees, and 9 months for the second employee, and have a total remaining obligation under these agreements of $589,469 as of June 30, 2008.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through June 30, 2008, substantially all of our financing has been through private placements of common stock, preferred stock and warrants to purchase common stock. Until our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Management believes that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future. Based on the resources available to us at June 30, 2008, management believes that we have an immediate need for capital in order to sustain our operations and will need additional equity or debt financing or will need to generate revenues through licensing of our products or entering into strategic alliances to be able to sustain its operations through 2008. Furthermore, we will need additional financing thereafter until we can achieve profitability, if ever.

We currently do not have sufficient capital to fund our anticipated expenditures beyond September 30, 2008 and need to raise additional capital immediately, and we will need to raise additional capital in order to complete the anticipated development programs for each of our research and development projects. If we are unable to raise such additional capital, we may have to sublicense our rights to a third party as a means of continuing development, or, although less likely, we may be required to abandon further development efforts altogether, either of which would have a material adverse effect on the prospects of our business.

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

In February 2008, we entered into the Hedrin JV Agreement. The Hedrin JV is now responsible for all obligations to T&R under the Hedrin License and Supply Agreements. In the United States, the Hedrin JV is pursuing the development of Hedrin as a medical device. We expect that the FDA will require at least one clinical trial for the approval of this product candidate.

As of June 30, 2008, we have incurred $1,083,000 of project costs for the development of Hedrin. $12,000 of such costs were incurred during the six months ended June 30, 2008. We do not expect to incur any other costs for the development of Hedrin as the Hedrin JV is now responsible for the development of Hedrin.

In June 2008, the FDA directed Hedrin to the Center for Devices and Radiological Health (CDRH) division of the U.S. Food and Drug Administration (FDA) for review as a device.

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

As of June 30, 2008, we have incurred $6,354,000 of project costs related to our development of Topical PTH (1-34). These project costs have been incurred since April 1, 2005, the date of the Tarpan Therapeutics acquisition. During the six months ended June 30, 2008, we incurred $1,232,000 of these costs.

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

In July 2008, the Company announced top-line results from its Phase 2a clinical study of topical PTH (1-34) for the treatment of psoriasis. This multi-center, randomized, double-blind, vehicle-controlled, parallel group study was designed to assess the safety and preliminary efficacy of two dose levels of topical PTH (1-34) for the treatment of mild to moderate plaque psoriasis. While the study did achieve the primary safety objective, the data did not demonstrate a statistically significant improvement in the overall disease severity of treatment lesions or signs and symptoms of psoriasis (redness, scaling, plaque thickness, and itch) as compared to the vehicle (placebo) gel. Topical PTH (1-34) appeared to be well tolerated with no serious adverse events reported. The Company intends to further analyze and assess these data in order to determine appropriate next steps for the program.

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

As of June 30, 2008, we have incurred $1,098,000 for the development of Altoderm. We incurred $86,000 of such costs during the six months ended June 30, 2008.

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

As of June 30, 2008, we have incurred $826,000 for the development of Altolyn. We incurred $36,000 of such costs during the six months ended June 30, 2008.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk is confined to our cash and cash equivalents. We have attempted to minimize risk by investing in high-quality financial instruments, primarily money market funds with no security having an effective duration longer than 90 days. If the market interest rate decreases by 100 basis points or 1%, the fair value of our cash and cash equivalents portfolio would have minimal to no impact on the carrying value of our portfolio. We did not hold any derivative instruments as of June 30, 2008, and we have never held such instruments in the past.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of that date were effective to ensure that information required to be disclosed in the reports we file under the Securities and Exchange Act is recorded, processed, summarized and reported on an accurate and timely basis.

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

Changes in Internal Control

During the quarter ended June 30, 2008, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Swiss Pharma Contract LTD, or Swiss Pharma, a clinical site that we used in one of its obesity trials, gave notice to us that Swiss Pharma believes it is entitled to receive an additional payment of $322,776 for services in connection with that clinical trial. While the contract between us and Swiss Pharma provides for additional payments if certain conditions are met, Swiss Parma has not specified which conditions they believe have been achieved and we do not believe that Swiss Pharma is entitled to additional payments and has not accrued any of these costs as of December 31, 2007. The contract between us and Swiss Pharma provides for arbitration in the event of a dispute, such as this claim for an additional payment. On March 10, 2008, Swiss Pharma filed for arbitration with the Swiss Chamber of Commerce. As we do not believe that Swiss Pharma is entitled to additional payments, we intend to defend our position in arbitration. On April 2, 2008, we filed our statement of defense and counterclaim for recovery of costs incurred by us as a result of Swiss Pharma’s failure to meet agreed upon deadlines under our contract. On June 3, 2008, a hearing was held before the arbitrator. The arbitrator’s decision is expected in late August or early September.

Item 1A. Risk Factors

We have not had material changes to our risk factor disclosure in our Annual Report on Form 10-K for the year ended December 31, 2007 under the caption “Risk Factors” following Item 1 of such report.

Item 4. Submission of matters to a vote of security holders.

We held our Annual Meeting of Stockholders at the Company’s offices, 810 Seventh Avenue, New York, New York 10019, on June 26, 2008. The stockholders took the following actions:

(i)
The stockholders elected six directors to serve until the next Annual Meeting of Stockholders. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

Nominee	Votes for	Votes witheld
Douglas Abel	54,245,717	424,966
Neil Herskowitz	54,032,617	638,066
Malcolm Hoenlein	54,039,512	631,171
Timothy McInerney	54,255,717	414,966
Richard Steinhart	54,048,592	622,091
Michael Weiser	54,168,352	502,331

(ii)
The stockholders ratified the amendment of the Company’s Certificate of Incorporation to increase the the authorized shares of the Company’s coomon stock from 150,000,000 to 300,000,000.The stockholders cast 52,639,703 votes for the amendment, 1,686,294 votes against the amendment and 344,686 votes abstained.

(iii)
The stockholders ratified the appointment of JH Cohn LLP as our independent registered public accounting firm for fiscal 2008. The stockholders cast 54,526,569 votes for the appointment, 107,037 votes against the appointment and 37,077 votes abstained.

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

MANHATTAN PHARMACEUTICALS, INC.

Date: August 19, 2008	By: /s/ Douglas Abel
Douglas Abel
President and Chief Executive Officer

Date: August 19, 2008	By: /s/ Michael G. McGuinness
Michael G. McGuinness
Chief Operating and Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.