Form 10-Q/A
period 2008-03-31
MANHATTAN PHARMACEUTICALS INC
filed 2008-09-04
CIK 1001316

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

Explanatory Note:

This Amendment No. 1 to Quarterly Report on Form 10-Q (the “Form 10-Q/A”) of Manhattan Pharmaceuticals, Inc. (the “Company,” “we,” “us,” or “our”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission (“SEC”) on May 20, 2008. As described in the Form 10-Q, due to the complexity of the accounting for the Hedrin JV transaction, the Company requested guidance from the SEC in concluding on the appropriate accounting treatment for this transaction. We have received guidance from the SEC on accounting for this transaction and we are filing this Form 10-Q/A to adjust the accounting for this transaction based on that guidance. This Form 10-Q/A restates our financial statements for the quarter ended March 31, 2008 to recognize our Investment in Hedrin JV of $230,127, to recognize our Exchange obligation of $2,058,683, to decrease our Additional paid-in capital of $1,808,683 and to recognize our equity in the loss of Hedrin JV of $19,873. These adjustments relate to a correction in the recording of the joint venture transaction with Nordic Biotech Venture Fund II K/S in which Hedrin Pharmaceuticals K/S (the “Hedrin JV”) was formed and began operations. In our Form 10-Q we recorded the net proceeds received from the Hedrin JV transaction as of March 31, 2008 of $1,808,683 as an addition to Additional paid-in capital and did not recognize our Investment in the Hedrin JV, the Exchange obligation or our equity in the loss of the Hedrin JV. The transaction should have been recorded as an Exchange obligation equal the net proceeds received from the Hedrin JV transaction as of March 31, 2008 of $1,808,683 plus the amount of our investment in the Hedrin JV at the closing of the Hedrin JV transaction in February 2008 of $250,000. In addition, we should have also recognized our equity in the loss of the Hedrin JV for the quarterly period ended March 31, 2008 of $19,873.

This Form 10-Q/A is being filed solely to amend and restate Items 1, 2 and 3 of Part I, and Item 6 of Part II.

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

Part I – Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$1,133,124	$649,686
Prepaid expenses	233,545	215,852
Total current assets	1,366,669	865,538

Investment in Hedrin JV	230,127	—
Property and equipment, net	36,621	44,533
Other assets	84,126	70,506
Total assets	$1,717,543	$980,577

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable	$986,223	$1,279,485
Accrued expenses	800,215	592,177
Total current liabilities	1,786,438	1,871,662

Exchange obligation	2,058,683	—
Total liabilities	3,845,121	1,871,662

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value. Authorized 1,500,000 shares; no shares issued and outstanding at March 31, 2008 and December 31, 2007
Common stock, $.001 par value. Authorized 150,000,000 shares; 70,624,232
shares issued and outstanding at March 31, 2008 and December 31, 2007	70,624	70,624
Additional paid-in capital	54,380,215	54,037,361
Deficit accumulated during the development stage	(56,578,417)	(54,999,070)

Total stockholders’ deficiency	(2,127,578)	(891,085)

Total liabilities and stockholders' deficiency	$1,717,543	$980,577

See accompanying notes to condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,		Cumulative period from August 6, 2001 (inception) to March 31,
	2008	2007	2008
Costs and expenses:
Research and development	$800,071	$1,679,448	$27,289,113
General and administrative	814,060	914,724	14,666,424
In-process research and development charge	—	—	11,887,807
Impairment of intangible assets	—	—	1,248,230
Loss on disposition of intangible assets	—	—	1,213,878
Total operating expenses	1,614,131	2,594,172	56,305,452

Operating loss	(1,614,131)	(2,594,172)	(56,305,452)

Other (income) expense:
Equity in loss of Hedrin JV	19,873	—	19,873
Interest and other income	(54,657)	(30,390)	(876,554)
Interest expense	—	475	26,034
Realized gain on sale of marketable equity securities	—	—	(76,032)
Total other income	(34,784)	(29,915)	(906,679)

Net loss	(1,579,347)	(2,564,257)	(55,398,773)

Preferred stock dividends (including imputed amounts)	—	—	(1,179,644)

Net loss applicable to common shares	$(1,579,347)	$(2,564,257)	$(56,578,417)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.04)

Weighted average shares of common stock outstanding:
Basic and diluted	70,624,232	60,120,038

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

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficiency)
(Unaudited)

	Series A convertible preferred stock	Series A convertible preferred stock	Common stock	Common stock	Additional paid-in capital	Subscription receivable	Deficit accumulated during development stage	Dividends payable in Series A preferred stock	Accumulated other comprehensive income (loss)	Unearned consulting services	Total stockholders’ equity (deficiency)
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
Common stock issued at $1.11 and $1.15, net of expenses	—	—	11,917,680	11,918	12,238,291	—	—	—	—	—	12,250,209
Common stock issued to vendor at $1.11 per share in satisfaction of accounts payable	—	—	675,675	676	749,324	—	—	—	—	—	750,000
Exercise of stock options	—	—	32,400	33	32,367	—	—	—	—	—	32,400
Exercise of warrants	—	—	279,845	279	68,212	—	—	—	—	—	68,491
Preferred stock dividend accrued	—	—	—	—	—	—	(175,663)	175,663	—	—	—
Preferred stock dividends paid by issuance of shares	41,781	42	—	—	477,736	—	—	(479,074)	—	—	(1,296)
Conversion of preferred stock to common stock at $1.10 per share	(896,154)	(896)	8,146,858	8,147	(7,251)	—	—	—	—	—	—
Share-based compensation	—	—	—	—	66,971	—	—	—	—	20,168	87,139
Reversal of unrealized gain on short-term investments	—	—	—	—	—	—	—	—	(12,250)	—	(12,250)
Stock issued in connection with acquisition of Tarpan Therapeutics, Inc.	—	—	10,731,052	10,731	11,042,253	—	—	—	—	—	11,052,984
Net loss	—	—	—	—	—	—	(19,140,997)	—	—	—	(19,140,997)
Balance at December 31, 2005	—	—	60,092,697	60,093	42,751,111	—	(33,271,695)	—	987	—	9,540,496

Cashless exercise of warrants	—	—	27,341	27	(27)	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,675,499	—	—	—	—	—	1,675,499
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(987)	—	(987)
Costs associated with private placement	—	—	—	—	(15,257)	—	—	—	—	—	(15,257)
Net loss	—	—	—	—	—	—	(9,695,123)	—	—	—	(9,695,123)
Balance at December 31, 2006	—	—	60,120,038	60,120	$44,411,326	—	(42,966,818)	—	—	—	1,504,628

Common stock issued at $0.84 and $0.90 per shares, net of expenses	—	—	10,185,502	10,186	7,841,999	—	—	—	—	—	7,852,185
Common stock issued to directors at $0.72 per share in satisfaction of accounts payable	—	—	27,776	28	19,972	—	—	—	—	—	20,000
Common stock issued to in connection with in-licensing agreement at $0.90 per share	—	—	125,000	125	112,375	—	—	—	—	—	112,500
Common stock issued to in connection with in-licensing agreement at $0.80 per share	—	—	150,000	150	119,850	—	—	—	—	—	120,000
Exercise of warrants	—	—	10,327	15	7,219	—	—	—	—	—	7,234
Cashless exercise of warrants	—	—	5,589	—	(6)	—	—	—	—	—	(6)
Share-based compensation	—	—	—	—	1,440,956	—	—	—	—	—	1,440,956
Warrants issued for consulting					83,670						83,670
Net loss	—	—	—	—	—	—	(12,032,252)	—	—	—	(12,032,252)
Balance at December 31, 2007	—	—	70,624,232	70,624	54,037,361	—	(54,999,070)	—	—	—	(891,085)
Share-based compensation	—	—	—	—	192,854	—	—	—	—	—	192,854
Sale of warrant	—	—	—	—	150,000	—	—	—	—	—	150,000
Net loss	—	—	—	—	—	—	(1,579,347)	—	—	—	(1,579,347)
Balance at March 31, 2008	—	—	70,624,232	$70,624	$54,380,215	$—	$(56,578,417)	$—	$—	$—	$(2,127,578)

See accompanying notes to condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,		Cumulative period from August 6, 2001 (inception) to March 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(1,579,347)	$(2,564,257)	$(55,398,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of Hedrin JV	19,873	—	19,873
Share-based compensation	192,854	335,210	3,557,837
Shares issued in connection with in-licensing agreement	—	—	232,500
Warrants issued to consultant	—	—	83,670
Amortization of intangible assets	—	—	145,162
Gain on sale of marketable equity securities	—		(76,032)
Depreciation	7,912	15,878	203,737
Non cash portion of in-process research and development charge	—	—	11,721,623
Loss on impairment and disposition of intangible assets	—	—	2,462,108
Other	—	—	5,590
Changes in operating assets and liabilities, net of acquisitions:
(Increase)/decrease in prepaid expenses	(17,693)	12,494	(175,300)
Increase in other assets	—	(250,000)	(70,506)
Increase /(decrease) in accounts payable	(293,262)	150,367	1,406,436
Increase in accrued expenses	208,038	119,218	259,894
Net cash used in operating activities	(1,461,625)	(2,181,090)	(35,622,181)
Cash flows from investing activities:
Purchase of property and equipment	—	(6,267)	(230,635)
Cash paid in connection with acquisitions	—	—	(26,031)
Net cash provided from the purchase and sale of short-term investments, net	—	—	435,938
Proceeds from the sale of license	—	—	200,001
Investment in Hedrin JV’s general partner	(13,620)	—	(13,620)
Net cash (used in) provided by investing activities	(13,620)	(6,267)	365,653
Cash flows from financing activities:
Repayments of notes payable to stockholders	—	—	(884,902)
Proceeds related to sale of common stock, net	—	7,848,031	25,896,262
Proceeds from sale of preferred stock, net	—	—	9,046,176
Proceeds from exercise of warrants and stock options	—	—	138,219
Proceeds from Hedrin JV Agreement, net	1,958,683	—	1,958,683
Other, net	—	—	235,214
Net cash provided by financing activities	1,958,683	7,848,031	36,389,652
Net increase in cash and cash equivalents	483,438	5,660,674	1,133,124
Cash and cash equivalents at beginning of period	649,686	3,029,118	—
Cash and cash equivalents at end of period	$1,133,124	$8,689,792	$1,133,124

Supplemental disclosure of cash flow information:
Interest paid	$—	$475	$26,033
Supplemental disclosure of noncash investing and financing activities:
Common stock issued in satisfaction of accounts payable	$—	$—	$770,000
Imputed preferred stock dividend	—	—	418,182
Preferred stock dividends accrued	—	—	761,462
Preferred stock dividends paid by issuance of shares	—	—	759,134
Conversion of preferred stock to common stock	—	—	1,067
Issuance of common stock for acquisitions	—	—	13,389,226
Issuance of common stock in connection with in-licensing agreement	—	—	232,500
Marketable equity securities received in connection with sale of license	—	—	359,907
Warrants issued to consultant	—	—	83,670
Net liabilities assumed over assets acquired in business combination	—	—	(675,416)
Investment in Hedrin JV	250,000	—	250,000
Cashless exercise of warrants	—	27	33

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

2. LIQUIDITY

The Company incurred a net loss of $1,579,347 and negative cash flows from operating activities of $1,461,625 for the three month period ended March 31, 2008. The net loss applicable to common shares from date of inception, August 6, 2001, to March 31, 2008 amounts to $56,578,417.

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

Pursuant to the Hedrin JV Agreement, Nordic formed a new Danish limited partnership (the "Hedrin JV") and provided it with initial funding of $2.5 million. On February 25, 2008 the Company assigned and transferred its North American rights in Hedrin to the Hedrin JV in return for a $2.0 million cash payment and equity in the Hedrin JV representing 50% of the nominal equity interests in the Hedrin JV.  This Amendment No. 1 to Quarterly Report on Form 10-Q (the “Form 10-Q/A”) of Manhattan Pharmaceuticals, Inc. (the “Company,” “we,” “us,” or “our”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission (“SEC”) on May 20, 2008. As described in the Form 10-Q, due to the complexity of the accounting for the Hedrin JV transaction, the Company requested guidance from the SEC in concluding on the appropriate accounting treatment for this transaction. We have received guidance from the SEC on accounting for this transaction and we are filing this Form 10-Q/A to adjust the accounting for this transaction based on that guidance. This Form 10-Q/A restates our financial statements for the quarter ended March 31, 2008 to recognize our Investment in Hedrin JV of $230,127, to recognize our Exchange obligation of $2,058,683, to decrease our Additional paid-in capital of $1,808,683 and to recognize our equity in the loss of Hedrin JV of $19,873. These adjustments relate to a correction in the recording of the joint venture transaction with Nordic Biotech Venture Fund II K/S in which Hedrin Pharmaceuticals K/S (the “Hedrin JV”) was formed and began operations. In our Form 10-Q we recorded the net proceeds received from the Hedrin JV transaction as of March 31, 2008 of $1,808,683 as an addition to Additional paid-in capital and did not recognize our Investment in the Hedrin JV, the Exchange obligation or our equity in the loss of the Hedrin JV. The transaction should have been recorded as an Exchange obligation equal the net proceeds received from the Hedrin JV transaction as of March 31, 2008 of $1,808,683 plus the amount of our investment in the Hedrin JV at the closing of the Hedrin JV transaction in February 2008 of $250,000. In addition, we should have also recognized our equity in the loss of the Hedrin JV for the quarterly period ended March 31, 2008 of $19,873.

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

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MARCH 31, 2008 VS 2007

	Quarter ended March 31,
	2008	2007	Increase (decrease)	% Increase (decrease)
COSTS AND EXPENSES
Research and development
Share-based compensation	$53,000	$103,000	($50,000)	(48.5)%
Other research and development expense	$747,000	$1,576,000	($829,000)	(52.6)%
Total research and development expense	$800,000	$1,679,000	($879,000)	(52.4)%
General and administrative
Share-based compensation	$140,000	$232,000	($92,000)	(39.7)%
Other general and administrative expense	$674,000	$683,000	($9,000)	(1.3)%
Total general and administrative expense	$814,000	$915,000	($101,000)	(11.0)%
Other income	$35,000	$30,000	$5,000	16.7%
NET LOSS	($1,579,000)	($2,564,000)	$985,000	(38.4)%

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

For the three months ended March 31, 2008, other income was $35,000 as compared to $30,000 for the three months ended March 31, 2007. The increase of $5,000, or 16.7%, is due primarily to $51,000 of management fees received in accordance with the services agreement from the Nordic JV, offset by the equity in loss of the Hedrin JV of $20,000 and a decrease in interest income which resulted from lower average balances in interest bearing cash and short-term investment accounts.

Net loss for the three months ended March 31, 2008 was $1,579,000 as compared to $2,564,000 million for the three months ended March 31, 2007. The decrease of $985,000, or 38.4%, in net loss is principally attributable to a decrease in research and development expense of $879,000 and a decrease in general and administrative expense of $101,000.

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

We have financed our operations since inception primarily through equity financing. During the three months ended March 31, 2008, we had a net increase in cash and cash equivalents of $0.5 million. This increase resulted principally from the net proceeds from the Hedrin JV Agreement of $2.0, partially offset by net cash used in operating activities of $1.5 million. Total liquid resources as of March 31, 2008 were $1.1 million compared to $0.6 million at December 31, 2007.

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

MANHATTAN PHARMACEUTICALS, INC.

Date: September 3, 2008	By:	/s/ Douglas Abel
Douglas Abel
President and Chief Executive Officer

Date: September 3, 2008	By:	/s/ Michael G. McGuinness
Michael G. McGuinness
Chief Operating and Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.