Form 10-Q
period 2008-09-30
MANHATTAN PHARMACEUTICALS INC
filed 2008-11-19
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-32639

Manhattan Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3898269 (I.R.S. Employer Identification No.)

48 Wall Street, New York, New York 10005
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

As of November 1, 2008 there were 70,624,232 shares of the issuer’s common stock, $.001 par value, outstanding.

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

Part I - Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
Assets	(Unaudited)	(See Note 1)
Current assets:
Cash and cash equivalents	$35,664	$649,686
Prepaid expenses and other current assets	75,422	215,852
Total current assets	111,086	865,538

Investment in Hedrin JV	2,269	-
Property and equipment, net	11,920	44,533
Other assets	79,625	70,506
Total assets	$204,900	$980,577

Liabilities and Stockholders’ Deficiency

Current liabilities:
Secured 10% notes payable	$70,000	$-
Accounts payable	705,323	1,279,485
Accrued expenses	1,238,303	592,177
Total current liabilities	2,013,626	1,871,662

Exchange obligation	2,949,176	-
Total liabilities	4,962,802	1,871,662

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value. Authorized 1,500,000 shares; no shares issued and outstanding at September 30, 2008 and December 31, 2007
Common stock, $.001 par value. Authorized 300,000,000 shares; 70,624,232
shares issued and outstanding at September 30, 2008 and December 31, 2007	70,624	70,624
Additional paid-in capital	54,566,421	54,037,361
Deficit accumulated during the development stage	(59,394,947)	(54,999,070)
Total stockholders’ deficiency	(4,757,902)	(891,085)

Total liabilities and stockholders' deficiency	$204,900	$980,577

See accompanying notes to condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Cumulative period from August 6, 2001 (inception) to September 30
	2008	2007	2008	2007	2008
Costs and expenses:
Research and development	$498,853	$1,808,958	$1,864,652	$7,360,040	$28,353,695
General and administrative	884,705	898,063	2,600,303	2,865,161	16,452,666
In-process research and development charge	—	—	—	—	11,887,807
Impairment of intangible assets	—	—	—	—	1,248,230
Loss on disposition of intangible assets	—	—	—	—	1,213,878
Total operating expenses	1,383,558	2,707,021	4,464,955	10,225,201	59,156,276

Operating loss	(1,383,558)	(2,707,021)	(4,464,955)	(10,225,201)	(59,156,276)

Other (income) expense:
Equity in loss of Hedrin JV	140,138	—	247,731	—	247,731
Interest and other income	(148,184)	(37,600)	(335,613)	(97,598)	(1,157,510)
Interest expense	18,804	—	18,804	475	44,838
Realized gain on sale of marketable equity securities	—	—	—	—	(76,032)
Total other (income) expense	10,758	(37,600)	(69,078)	(97,123)	(940,973)

Net loss	(1,394,316)	(2,669,421)	(4,395,877)	(10,128,078)	(58,215,303)

Preferred stock dividends (including imputed amounts)	—	—	—	—	(1,179,644)

Net loss applicable to common shares	$(1,394,316)	$(2,669,421)	$(4,395,877)	$(10,128,078)	$(59,394,947)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.04)	$(0.06)	$(0.15)

Weighted average shares of common stock outstanding:
Basic and diluted	70,624,232	70,591,623	70,624,232	67,134,882

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

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficiency)
(Unaudited)

	Series A convertible preferred stock	Series A convertible preferred stock	Common stock	Common stock	Additional paid-in capital	Subscription receivable	Deficit accumulated during development stage	Dividends payable in Series A preferred stock	Accumulated other comprehensive income (loss)	Unearned consulting services	Total stockholders’ equity (deficiency)
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
Common stock issued at $1.11 and $1.15, net of expenses	—	—	11,917,680	11,918	12,238,291	—	—	—	—	—	12,250,209
Common stock issued to vendor at $1.11 per share in satisfaction of accounts payable	—	—	675,675	676	749,324	—	—	—	—	—	750,000
Exercise of stock options	—	—	32,400	33	32,367	—	—	—	—	—	32,400
Exercise of warrants	—	—	279,845	279	68,212	—	—	—	—	—	68,491
Preferred stock dividend accrued	—	—	—	—	—	—	(175,663)	175,663	—	—	—
Preferred stock dividends paid by issuance of shares	41,781	42	—	—	477,736	—	—	(479,074)	—	—	(1,296)
Conversion of preferred stock to common stock at $1.10 per share	(896,154)	(896)	8,146,858	8,147	(7,251)	—	—	—	—	—	—
Share-based compensation	—	—	—	—	66,971	—	—	—	—	20,168	87,139
Reversal of unrealized gain on short-term investments	—	—	—	—	—	—	—	—	(12,250)	—	(12,250)
Stock issued in connection with acquisition of Tarpan Therapeutics, Inc.	—	—	10,731,052	10,731	11,042,253	—	—	—	—	—	11,052,984
Net loss	—	—	—	—	—	—	(19,140,997)	—	—	—	(19,140,997)
Balance at December 31, 2005	—	—	60,092,697	60,093	42,751,111	—	(33,271,695)	—	987	—	9,540,496

Cashless exercise of warrants	—	—	27,341	27	(27)	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,675,499	—	—	—	—	—	1,675,499
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(987)	—	(987)
Costs associated with private placement	—	—	—	—	(15,257)	—	—	—	—	—	(15,257)
Net loss	—	—	—	—	—	—	(9,695,123)	—	—	—	(9,695,123)
Balance at December 31, 2006	—	—	60,120,038	60,120	$44,411,326	—	(42,966,818)	—	—	—	1,504,628

Common stock issued at $0.84 and $0.90 per shares, net of expenses	—	—	10,185,502	10,186	7,841,999	—	—	—	—	—	7,852,185
Common stock issued to directors at $0.72 per share in satisfaction of accounts payable	—	—	27,776	28	19,972	—	—	—	—	—	20,000
Common stock issued to in connection with in-licensing agreement at $0.90 per share	—	—	125,000	125	112,375	—	—	—	—	—	112,500
Common stock issued to in connection with in-licensing agreement at $0.80 per share	—	—	150,000	150	119,850	—	—	—	—	—	120,000
Exercise of warrants	—	—	10,327	15	7,219	—	—	—	—	—	7,234
Cashless exercise of warrants	—	—	5,589	—	(6)	—	—	—	—	—	(6)
Share-based compensation	—	—	—	—	1,440,956	—	—	—	—	—	1,440,956
Warrants issued for consulting					83,670						83,670
Net loss	—	—	—	—	—	—	(12,032,252)	—	—	—	(12,032,252)
Balance at December 31, 2007	—	—	70,624,232	70,624	54,037,361	—	(54,999,070)	—	—	—	(891,085)
Sale of warrant					150,000						150,000
Share-based compensation	—	—	—	—	379,060	—	—	—	—	—	379,060
Net loss	—	—	—	—	-	—	(4,395,877))	—	—	—	(4,395,877))
Balance at September 30, 2008	—	$—	70,624,232	$70,624	$54,566,421	$—	$(59,394,947))	$—	$—	$—	$(4,757,902))

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,		Cumulative period from August 6, 2001 (inception) to September 30, 2008
Cash flows from operating activities:	2008	2007
Net loss	$(4,395,877)	$(10,128,078)	$(58,215,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of Hedrin JV	247,731	—	247,731
Share-based compensation	379,060	1,078,185	3,744,043
Shares issued in connection with in-licensing agreement	—	232,500	232,500
Warrants issued to consultant	—	—	83,670
Amortization of intangible assets	—	—	145,162
Gain on sale of marketable equity securities	—		(76,032)
Depreciation	23,258	40,406	219,083
Non cash portion of in-process research and development charge	—	—	11,721,623
Loss on impairment and disposition of intangible assets	—	—	2,462,108
Loss on sale of fixed assets	18,327	—	23,917
Changes in operating assets and liabilities, net of acquisitions:
(Increase)/decrease in prepaid expenses and other current assets	140,430	62,425	(17,177)
Increase in other assets	(9,119)	-	(79,625)
Increase /(decrease) in accounts payable	(574,162)	(520,806)	1,125,536
Increase in accrued expenses	646,126	388,627	697,982
Net cash used in operating activities	(3,524,226)	(8,846,741)	(37,684,782)
Cash flows from investing activities:
Purchase of property and equipment	(8,972)	(9,135)	(239,607)
Cash paid in connection with acquisitions	—	—	(26,031)
Net cash provided from the purchase and sale of short-term investments, net	—	—	435,938
Proceeds from the sale of license	—	—	200,001
Net cash (used in) provided by investing activities	(8,972)	(9,135)	370,301
Cash flows from financing activities:
Repayments of notes payable to stockholders	—	—	(884,902)
Proceeds related to sale of common stock, net	—	7,852,185	25,896,262
Proceeds from sale of preferred stock, net	—	—	9,046,176
Proceeds from exercise of warrants and stock options	—	7,228	138,219
Proceeds from the Hedrin JV Agreement, net	2,699,176	—	2,699,176
Sale of warrant	150,000	—	150,000
Proceeds from sale of 10% Secured Notes	70,000	—	70,000
Other, net	—	—	235,214
Net cash provided by financing activities	2,919,176	7,859,413	37,350,145
Net (decrease) increase in cash and cash equivalents	(614,022)	(996,463)	35,664
Cash and cash equivalents at beginning of period	649,686	3,029,118	—
Cash and cash equivalents at end of period	$35,664	$2,032,655	$35,664

Supplemental disclosure of cash flow information:
Interest paid	$—	$475	$26,033
Supplemental disclosure of noncash investing and financing activities:
Common stock issued in satisfaction of accounts payable	$—	$20,000	$750,000
Imputed preferred stock dividend	—	—	418,182
Preferred stock dividends accrued	—	—	761,462
Preferred stock dividends paid by issuance of shares	—	—	9,046,176
Conversion of preferred stock to common stock	—	—	759,134
Issuance of common stock for acquisitions	—	—	13,389,226
Issuance of common stock in connection with in-licensing agreement	—	232,500	232,500
Marketable equity securities received in connection with sale of license	—	—	359,907
Warrants issued to consultant	—	—	83,670
Net liabilities assumed over assets acquired in business combination	—	—	(675,416)
Investment in Hedrin JV	250,000	—	250,000
Cashless exercise of warrants	—	6	33
Issuance of warrants to holders of 10% secured notes	—	—	—

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

As of December 31, 2006 all of the Company’s subsidiaries had either been dissolved or merged into Manhattan. As a result, the Company had no subsidiaries during the nine month periods ended September 30, 2008 and 2007.

As of September 30, 2008, the Company has not generated any revenues from the development of its products and is therefore still considered to be a development stage company.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS shall be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with General Accepted Accounting Principles. We have not yet assessed the impact of adopting SFAS 162.

In February 2008, the FASB issued two Staff Positions on SFAS 157: (1) FASB Staff Position No. FAS 157-1 (“FAS 157-1”),“Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and (2) FASB Staff Position No. FAS 157-2 (“FAS 157-2”),“Effective Date of FASB Statement No 157.” FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from SFAS 157’s scope. FAS157-2 partially defers Statement 157’s effective date.  The adoption of FAS 157-1 and FAS 157-2 did not have a material impact on its financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3 "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FAS 157-3"), which is effective upon issuance for all financial statements that have not been issued. FAS 157-3 clarifies the application of SFAS 157, in a market that is not active. FAS 157-3 does not have a material impact on the Company’s financial position, financial performance or cash flows.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. LIQUIDITY

The Company incurred a net loss of $4,395,877 and negative cash flows from operating activities of $3,524,226 for the nine month period ended September 30, 2008. The net loss applicable to common shares from date of inception, August 6, 2001, to September 30, 2008 amounts to $59,394,947.

The Company received approximately $7.9 million net of expenses from a private placement of common stock and warrants in March 2007. This private placement is more fully described in Note 6.

The Company received approximately $2.0 million in February 2008 and approximately $1.0 million in June 2008 from a joint venture agreement. This joint venture agreement is more fully described in Note 8. The Company also received $70,000 in Secured Promissory Notes in September 2008. These notes are more fully described in Note 10.

Management believes that the Company will continue to incur net losses through at least September 30, 2009 and for the foreseeable future thereafter. Based on the resources of the Company available at September 30, 2008 including the net proceeds received from the February 2008 joint venture agreement, and the September 2008 sale of 10% Secured Promissory Notes, as more fully described in note 10, and taking into consideration the net proceeds from the November 2008 12% Secured Promissory Notes, as more fully described in note 11, management believes that the Company has sufficient capital to fund its operations until the middle of 2009. Management believes that the Company has a need for capital in order to sustain its operations and will need additional equity or debt financing or will need to generate revenues through licensing of its products or entering into strategic alliances to be able to sustain its operations through 2009. Furthermore, we will need additional financing thereafter to complete development and commercialization of our products. There can be no assurances that we can successfully complete development and commercialization of our products.

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

3. COMPUTATION OF NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from the assumed exercise of stock options and stock warrants would have an antidilutive effect because the Company incurred a net loss during each period presented. The amounts of potentially dilutive securities excluded from the calculation of diluted net loss per share were 19,500,189 and 18,634,521 as of September 30, 2008 and 2007, respectively. These amounts do not include the shares issuable in connection with the Hedrin JV (see Note 8); the 26,785,714 shares of common stock issuable upon exercise of the put or call rights; the up to 8,928,572 additional shares which may become issuable upon exercise of a conditionally issuable put or call rights and the 7,142,857 shares of common stock issuable upon exercise of a conditionally issuable warrant.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. SHARE-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“Statement 123(R)”) for employee options using the modified prospective transition method. Statement 123(R) revised Statement 123 “Accounting for Stock-based Compensation” to eliminate the option to use the intrinsic value method and required the Company to expense the fair value of all employee options over the vesting period. Under the modified prospective transition method, the Company recognized compensation cost for the nine month periods ending September 30, 2008 and 2007 based on the grant date fair value estimated in accordance with Statement 123(R). This includes (a) period compensation cost related to share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and (b) period compensation cost related to share-based payments granted on or after January 1, 2006. In accordance with the modified prospective method, the Company has not restated prior period results.

The Company recognizes compensation expense related to stock option grants on a straight-line basis over the vesting period. The Company recognized share-based compensation cost of $83,396 and $371,636 for the three month periods ended September 30, 2008 and 2007 respectively, and $379,060 and $1,078,185 for the nine month periods ended September 30, 2008 and 2007, respectively, in accordance with Statement 123(R). The Company did not capitalize any share-based compensation cost.

Options granted to consultants and other non-employees are accounted for in accordance with Emerging Issues Task Force (“EITF”) No. 96-18 "Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", and Financial Accounting Standards Board Interpretation No 28 “Accounting for Stock Appreciation Rights and Other Variable Option or Award Plans”. Accordingly, such options are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is amortized to consulting expense over the related vesting period. As a result of adjusting consultant and other non-employee options to fair value, the Company recognized share-based compensation (credit) / cost of $347 and $606, respectively, for the three-and nine months ended September 30, 2008 and $(8,767) and $(15,762), respectively for the three-and nine months ended September 30, 2007.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has allocated share-based compensation costs and credits to general and administrative and research and development expenses as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

General and administrative expense:
Share-based employee compensation cost	$64,071	$254,870	$279,476	$726,414
Share-based consultant and non-employee (credit) cost	—	—	—	10,550
	$64,071	$254,870	$279,476	$736,964

Research and development expense:
Share-based employee compensation cost	$18,978	$125,533	$98,978	$356,983
Share-based consultant and non-employee (credit) cost	347	(8,767)	606	(15,762)
	$19,325	$116,766	$99,584	$341,221

Total share-based cost	$83,396	$371,636	$379,060	$1,078,185

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

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges in 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Expected Volatility	92.3%	79.7 - 93.2%	92.3%	79.7 - 93.2%

Dividend yield	-	-	-	-

Expected term (in years)	6	6 - 8	6	6 - 8

Risk-free interest rate	2.81%	4.56% - 4.96%	2.81%	4.56% - 4.96%

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has shareholder-approved stock incentive plans for employees under which it has granted non-qualified and incentive stock options. In December 2003, the Company established the 2003 Stock Option Plan (the “2003 Plan”), which provided for the granting of up to 5,400,000 options to officers, directors, employees and consultants for the purchase of common stock. The Company increased the number of shares of common stock reserved for issuance under the 2003 Plan in August 2005 by 2,000,000 shares and in May 2007 by 3,000,000 shares. At September 30, 2008, under the 2003 Plan, 10,400,000 shares of common stock were authorized for issuance. At September 30, 2008, under the 2003 Plan, options to purchase 9,539,096 shares of common stock were outstanding. At September 30, 2008, there were 860,904 shares reserved for future grants under the 2003 Plan. The options have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally three years) and are issued at an exercise price equal to or greater than the fair market value of the shares at the date of grant. The 2003 Plan expires on December 10, 2013 or when all options have been granted, whichever is sooner. Under the 2003 Plan, the Company granted options to purchase an aggregate of 2,967,500 shares of common stock during the nine months ended September 30, 2008 at an exercise price of $0.17 per share. In addition, 27,776 shares of common stock were issued during 2007 under the 2003 Plan.

In July 1995, the Company established the 1995 Stock Option Plan (the”1995 Plan”), which provided for the granting of options to purchase up to 130,000 shares of the Company’s common stock to officers, directors, employees and consultants. The 1995 Plan was amended several times to increase the number shares reserved for stock option grants. In September 2005, the 1995 Plan expired and no further options can be granted. As of September 30, 2008, options to purchase 1,137,240 shares were outstanding under the 1995 Plan and no shares were reserved for future stock option grants.

A summary of the status of the Company’s outstanding stock options as of September 30, 2008 and changes during the nine months then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	8,033,808	$1.25
Granted:
Officers	2,400,000
Directors	375,000
Employees	192,500
Total granted	2,967,500	0.17
Exercised	-
Cancelled	(324,972)	0.17
Outstanding at September 30, 2008	10,676,336	$0.94	7.19	$-
Exercisable at September 30, 2008	8,093,025	$1.12	6.56
Weighted average fair value of options granted during the nine months ended September 30, 2008	$0.13

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2008, the total compensation cost related to non-vested option awards not yet recognized is $510,555. The weighted average period over which it is expected to be recognized is approximately 1.4 years.

5. COMMITMENTS AND CONTINGENCIES

Swiss Pharma

The Company has been involved in an arbitration proceeding in Switzerland with Swiss Pharma Contract LTD (“Swiss Pharma”), a clinical site that the Company used in one of its obesity trials. On September 5, 2008, the sole arbitrator in Switzerland rendered an award in favor of Swiss Pharma, awarding to Swiss Pharma a total of $646,000 which amount includes a $323,000 contract penalty, a final services invoice of $48,000, reimbursement of certain of Swiss Pharma’s legal and other expenses incurred in the arbitration process of $245,000, reimbursement of arbitration costs of $13,000 and interest through September 5, 2008 of $17,000.  Further, the arbitrator ruled that the Company must pay interest at the rate of 5% per annum on $371,000, the sum of the $323,000 contract penalty and the final services invoice of $48,000, from October 12, 2007 until paid.

The Company had previously recognized a liability to Swiss Pharma in the amount of $104,000 for the final services invoice. The remainder of the award, $542,000, has been expensed in September 2008. The Company has recognized research and development expense of $267,000, general and administrative expense of $257,000 and interest expense of $18,000 during the quarter ended September 30, 2008. The Company will continue to accrue interest at the rate of 5% per annum on the $371,000 until such amount has been settled.

The Company does not have sufficient cash or other current assets to satisfy the arbitrator's award.

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

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Employment Agreements

The Company has employment agreements with two employees for the payment of aggregate annual base salaries of $675,000 as well as performance based bonuses. These agreements have a remaining term of six months for one of the employees, and nine months for the second employee, and have a total remaining obligation under these agreements of $419,589 as of September 30, 2008.

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

Hedrin License Agreement

On June 26, 2007, the Company entered into an exclusive license agreement for “Hedrin” (the “Hedrin License Agreement”) with T&R and Kerris, S.A. (“Kerris”). Pursuant to the Hedrin License Agreement, the Company has acquired an exclusive North American license to certain patent rights and other intellectual property relating to HedrinTM, a non-insecticide product candidate for the treatment of head lice. In addition, on June 26, 2007, the Company entered into a supply agreement with T&R pursuant to which T&R will be the Company’s exclusive supplier of Hedrin product (the “Hedrin Supply Agreement”).

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

In June 2008 the Hedrin JV Agreement was amended (the "Hedrin JV Amended Agreement"). Under the amended terms Nordic invested an additional $1.0 million, for a total of $3.5 million, in the Hedrin JV and made an advance of $250,000 to the Hedrin JV and the Hedrin JV made an additional $1.0 million payment, for a total of $3.0 million, to the Company. The Hedrin JV also distributed additional ownership equity sufficient for each of the Company and Nordic to maintain their ownership interest at 50%. Under the amended terms, upon classification of Hedrin by the FDA as a Class II or Class III medical device Nordic is obligated to invest an additional $1.25 million, for a total investment of $5 million, into the Hedrin JV, the Hedrin JV is obligated to pay an additional $0.5 million, for a total of $3.5 million, to the Company, the $250,000 that Nordic advanced to the Hedrin JV in June becomes an equity investment in the Hedrin JV by Nordic and the Hedrin JV is obligated to issue to the Company and Nordic additional ownership interest in the Hedrin JV, thereby maintaining each of the Company’s and Nordic’s 50% ownership interest in the Hedrin JV. The Company’s exchange obligation increased by $894,546 as a result of the June 2008 closing. The $894,546 represents the gross amount paid in June 2008 by the Hedrin JV to the Company of $1,000,000 offset by the costs of the Hedrin JV Agreement transaction recognized by the Company subsequent to the February closing.

During the nine months ended September 30, 2008 the Company recognized $247,731 of equity in the loss of the Hedrin JV. At September 30, 2008, the Company’s investment in the Hedrin JV is $2,269 and the Company’s exchange obligation is $2,949,176.

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

The Hedrin JV has engaged the Company to provide management services to the Limited Partnership in exchange for a management fee, which for 2008, on an annualized basis, is $527,000. As of September 30, 2008, the Company has recognized $315,036 of other income from management fees earned from the Hedrin JV which is included in the Company’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2008 as a component of interest and other income.

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

The Company granted Nordic registration rights for the shares to be issued upon exercise of the warrant, the put or the call.  The Company filed an initial registration statement on May 1, 2008.  The registration statement was declared effective on October 15, 2008. The Company is required to file additional registration statements, if required, within 45 days of the date the Company first knows that such additional registration statement was required.  The Company is required to use commercially reasonable efforts to cause the additional registration statements to be declared effective by the Securities and Exchange Commission (“SEC”) within 105 calendar days from the filing date (the "Effective Date").  If the Company fails to file a registration statement on time or if a registration statement is not declared effective by the SEC within 105 days of filing the Company will be required to pay to Nordic, or its assigns, an amount in cash, as partial liquidated damages, equal to 0.5% per month of the amount invested in the Hedrin JV by Nordic until the registration statement is declared effective by the SEC.  In no event shall the aggregate amount payable by the Company exceed 9% of the amount invested in the Hedrin JV by Nordic.

The profits of the Hedrin JV will be shared by the Company and Nordic in accordance with their respective equity interests in the Limited Partnership, which are currently 50% to each, except that Nordic will get a minimum distribution from the Hedrin JV equal to 5% on Hedrin sales, as adjusted for any change in Nordic’s equity interest in the Limited Partnership. If the Hedrin JV realizes a profit equal to or greater than a 10% royalty on Hedrin sales, then profits will be shared by the Company and Nordic in accordance with their respective equity interests in the Limited Partnership. However, in the event of a liquidation of the Limited Partnership, Nordic’s distribution in liquidation will be at least equal to the amount Nordic invested in the Hedrin JV ($5 million if the payment milestone described above is met, $3.5 million if it is not met) plus 10% per year, less the cumulative distributions received by Nordic from the Hedrin JV. Further, in no event shall Nordic’s distribution in liquidation be greater than assets available for distribution in liquidation.

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

10.  10% PROMISSORY NOTES

In September 2008, Manhattan entered into a series of 10% secured promissory notes (the “10% Notes”) with certain of our directors, officers and an employee (the “10% Note Holders”) for aggregate of $70,000. Principal and interest on the Notes shall be paid in cash on March 10, 2009 unless paid earlier by us. Pursuant to the secured promissory notes, we also issued to the Note Holders 5-year warrants to purchase an aggregate of 140,000 of our common stock at an exercise price of $0.20 per share. Manhattan granted to the Note Holders a continuing security interest in certain specific refunds, deposits and repayments due Manhattan and expected to be repaid to Manhattan in the next several months. At September 30, 2008 accrued an unpaid interest on the 10% Notes amounted to $351 and is reflected in the accompanying Balance Sheet as of September 30, 2008 as a component of accrued expenses.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.  SUBSEQUENT EVENT - 12% PROMISSORY NOTES

On November 19,, 2008 the Company completed the first closing on a financing transaction. The Company sold $1 million of 12% senior secured notes (the 12% Notes) and issued warrants to the investors to purchase 33 million shares of the Company’s common stock at $0.09 per share. The warrants expire on December 31, 2013. The Company realized net proceeds from the financing of $0.8 million.
The financing transaction has a $1,000,000 minimum amount, which has been met, a $2,500,000 maximum amount and an overallotment of $1,000,000 for a total of $3,500,000. The financing transaction is still active and there maybe additional closings.

National Securities Corporation (“National”) was the placement agent for the transaction. National’s compensation for acting is placement agent is a cash fee of 10% of the gross proceeds received, a non-accountable expense allowance of 1.5% of the gross proceeds and a warrant to purchase such number of shares of the Company’s common stock equal to 15% of the shares underlying the warrants issued to the investors. At the first closing the Company paid $0.1 million in placement agent fees and a non-accountable expense allowance, and issued a warrant to purchase 5 million shares of the Company’s common stock at $0.09 per share. The warrant expires on December 13, 2013.
The 12% Notes mature two years after issuance. Interest on the 12% Notes is compounded quarterly and payable at maturity. The 12% Notes are secured by a pledge of certain of the Company’s assets.
The net proceeds of this first closing are to be paid out in monthly installments of $0.1 million. The monthly installments are to be paid as of the first of every month retroactive to October 1, 2008.

The issuance to the investors of warrants to purchase shares of the Company’s common stock at $0.09 per share changes the number of shares represented by the Nordic Put and the number of shares and exercise price of the Nordic Warrant. The Nordic Put and Nordic Warrant were issued at a value of $0.14 per share and were issued with anti-dilution rights. The issuance of any securities at a value of less than $0.14 per share activates Nordic’s anti-dilution rights. The Nordic Put and the Nordic Warrant are now exercisable at a price of $0.09 per share. The following table shows the effect of Nordic’s anti-dilution rights.

	Shares Issuable upon the exercise of Nordic’s Put	Additional Shares Issuable upon the exercise of Nordic’s Put, if certain conditions are met	Shares Issuable upon the exercise of Nordic’s Warrant	Total Shares Issuable upon the exercise of Nordic’s Put and Warrant
Before the financing	26,785,714	8,928,572	7,142,857	42,857,143
Antidilution shares	14,880,953	4,960,317	3,968,254	23,809,524
After the financing	41,666,667	13,888,889	11,111,111	66,666,667

Item 2. Management’s Discussion and Analysis Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 (the “Annual Report”) and our financial statements as of and for the three and nine month period ended September 30, 2008 included elsewhere in this report.

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

We are a development stage biopharmaceutical company focused on developing and commercializing innovative pharmaceutical therapies for underserved patient populations. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest, funding their research and development and eventually either bringing the technologies to market or out-licensing. We currently have four product candidates:

•	Hedrin, a novel, non-insecticide treatment for head lice, which we are developing through Hedrin Pharmaceuticals K/S, a joint venture between the Company and Nordic Biotech Fund II K/S ;
•	Topical PTH (1-34) for the treatment of psoriasis;
•	Altoderm, a proprietary formulation of topical cromolyn sodium for the treatment of atopic dermatitis;
•	and Altolyn, a proprietary site specific tablet formulation of oral cromolyn sodium for the treatment of mastocytosis.

We do not currently have sufficient funding for further development of PTH (1-34), Altoderm and Altolyn. We are in discussion with T&R regarding next steps for Altoderm and Altolyn.

We have not received regulatory approval for, or generated commercial revenues from marketing or selling any drugs.

In July 2007 we are discontinued development of two product candidates, oral Oleoyl-estrone (“OE”) and Propofol Lingual Spray.

You should read the following discussion of our results of operations and financial condition in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion includes “forward-looking” statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, particularly those risks identified under the heading “Risk Factors” following Item 1 in the Annual Report on Form 10-K, and should not unduly rely on these forward-looking statements.

RESULTS OF OPERATIONS

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2008 VS 2007

	Nine Months ended September 30,
	2008	2007	Increase (decrease)	% Increase (decrease)
COSTS AND EXPENSES
Research and development
Share-based compensation	$100,000	$341,000	($241,000)	(71)%
Other research and development expense	$1,765,000	$7,019,000	($5,254,000)	(75)%
Total research and development expense	$1,865,000	$7,360,000	($5,495,000)	(75)%
General and administrative
Share-based compensation	$279,000	$737,000	($458,000)	(62)%
Other general and administrative expense	$2,321,000	$2,128,000	$193,000	9%
Total general and administrative expense	$2,600,000	$2,865,000	($265,000)	(9)%
Other (income) expense	($69,000)	($97,000)	($28,000)	(29)%
NET LOSS	$4,396,000	$10,128,000	($5,732,000)	(57)%

During each of the nine months ended September 30, 2008 and 2007 we did not recognize any revenues. We are considered a development stage company, and do not expect to have revenues relating to our technologies prior to September 30, 2009, if at all.

For the nine months ended September 30, 2008 total research and development expense was $1,865,000 as compared to $7,360,000 for the nine months ended September 30, 2007. The decrease of $5,495,000, or 75%, is attributable to decreases of $2,632,000 in development projects discontinued during 2007 (OE and Propofol), of $799,000 for Hedrin, of $800,000 for Altoderm, of $620,000 for Altolyn and of $402,000 for PTH (1-34). The costs incurred during the nine months ended September 30, 2008 for OE and Propofol were $267,000 associated with the Swiss Pharma arbitration award. During the nine months ended September 30, 2007 the majority of the development costs incurred for Altoderm, Altolyn and Hedrin relate to in-licensing costs.

For the nine months ended September 30, 2008 total general and administrative expense was $2,600,000 as compared to $2,865,000 for the nine months ended September 30, 2007. The decrease of $265,000, or 9%, is primarily attributable to decreases of $458,000 in share-based compensation, of $52,000 in the costs associated with being a public company, of $46,000 in personnel costs and $202,000 of business development costs offset by the costs associated with the Swiss Pharma arbitration of $493,000.

For the nine months ended September 30, 2008, other income was $69,000 as compared to $97,000 for the nine months ended September 30, 2007. The decrease of $28,000, or 29%, is due primarily to $315,000 of management fees received in accordance with the services agreement from the Nordic JV, offset by the equity in loss of the Hedrin JV of $248,000 and a decrease in interest income which resulted from lower average balances in interest bearing cash and short-term investment accounts.

Net loss for the nine months ended September 30, 2008 was $4,396,000 as compared to $10,128,000 for the nine months ended September 30, 2007. The decrease of $5,732,000, or 57%, in net loss is principally attributable to decreases in research and development expense of $5,495,000 and in general and administrative expense of $265,000 and a decrease in other income of $28,000.

QUARTER ENDED SEPTEMBER 30, 2008 VS 2007

	Quarter ended September 30,
	2008	2007	Increase (decrease)	% Increase (decrease)
COSTS AND EXPENSES
Research and development
Share-based compensation	$19,000	$117,000	($98,000)	(84)%
Other research and development expense	$480,000	$1,692,000	($1,212,000)	(72)%
Total research and development expense	$499,000	$1,809,000	($1,310,000)	(72)%
General and administrative
Share-based compensation	$64,000	$255,000	($191,000)	(75)%
Other general and administrative expense	$821,000	$643,000	$178,000	28%
Total general and administrative expense	$885,000	$898,000	$(13,000)	(1)%
Other (income) expense	$11,000	($38,000)	$49,000	129%
NET LOSS	$1,395,000	$2,669,000	($1,274,000)	(48)%

During each of the quarters ended September 30, 2008 and 2007 we did not recognize any revenues. We are considered a development stage company, and do not expect to have revenues relating to our technologies prior to September 30, 2009, if at all.

For the quarter ended September 30, 2008 total research and development expense was $499,000 as compared to $1,809,000 for the quarter ended September 30, 2007. The decrease of $1,310,000, or 72%, is attributable to decreases of $248,000 in development projects discontinued during 2007 (OE and Propofol), of $50,000 for Hedrin, of $171,000 for Altoderm, of $87,000 for Altolyn and of $657,000 for PTH (1-34). The costs during the three months ended September 30, 2008 for OE and Propofol were $267,000 associated with the Swiss Pharma arbitration award.

For the quarter ended September 30, 2008 total general and administrative expense was $885,000 as compared to $898,000 for the quarter ended September 30, 2007. The decrease of $13,000, or 1%, is primarily attributable to decreases of $191,000 in stock-based compensation, of $74,000 in the costs associated with being a public company and of $81,000 of business development costs offset by an increase in personnel costs of $35,000 and the costs associated with the Swiss Pharma arbitration of $301,000.

For the quarter ended September 30, 2008, other expense was $11,000 as compared to other income of $38,000 for the quarter ended September 30, 2007. The increase of $49,000, or 129%, is due primarily to $183,000 of management fees received in accordance with the services agreement from the Nordic JV offset by the equity in loss of the Hedrin JV of $140,000.

Net loss for the quarter ended September 30, 2008 was $1,395,000 as compared to $2,669,000 for the quarter ended September 30, 2007. The decrease of $1,274,000, or 48%, in net loss is principally attributable to decreases in research and development expense of $1,310,000 and $13,000 in general and administrative expense offset by an increase in other expense of $48,000.

LIQUIDITY AND CAPITAL RESOURCES

From inception to September 30, 2008, we incurred a deficit during the development stage of $59 million primarily as a result of our net losses and preferred stock dividends. We expect to continue to incur additional losses through at least September 30, 2009 and for the foreseeable future thereafter. These losses have been incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

Management believes that the Company will continue to incur net losses through at least September 30, 2009 and for the foreseeable future thereafter. Based on the resources of the Company available at September 30, 2008 including the net proceeds received from the February 2008 joint venture agreement, and the September 2008 sale of 10% Secured Promissory Notes and taking into consideration the net proceeds from the sale of the November 2008 12% Secured Promissory Notes management believes that the Company has sufficient capital to fund its operations until the middle of 2009. Management believes that the Company has a need for capital in order to sustain its operations and will need additional equity or debt financing or will need to generate revenues through licensing of its products or entering into strategic alliances to be able to sustain its operations through 2009. Furthermore, we will need additional financing thereafter to complete development and commercialization of our products. There can be no assurances that we can successfully complete development and commercialization of our products.

We have financed our operations since inception primarily through equity financing. During the nine months ended September 30, 2008, we had a net decrease in cash and cash equivalents of $614,000. This decrease resulted principally from the net cash used in operating activities of $3.5 million, partially offset by the net proceeds from the Hedrin JV Agreement of $2.8 million. Total liquid resources as of September 30, 2008 were $0.03 million compared to $0.60 million at December 31, 2007.

Liquidity

As of September 30, 2008, we had a working capital deficit of $1.9 million as compared to a working capital deficit of $1.0 million at December 31, 2007. This $0.9 million increase in the working capital deficit is primarily due to decreases in cash of $614,000 and prepaid expenses and other current assets of $140,000, the issuance of $70,000 of secured notes payable and an increase in accounts payable and accrued expenses of $72,000

On November 12, 2008 the Company completed the first closing on a financing transaction. The Company sold $1 million of 12% senior secured notes (the 12% Notes). The Company realized net proceeds from the financing of $0.8 million.

The financing transaction has a $1,000,000 minimum amount, a $2,500,000 maximum amount and an overallotment of $1,000,000 for a total of $3,500,000. The Company expects that there will be another closing but does not yet know how much that closing will be for.

March 2007 Private Placement

On March 30, 2007, we entered into a series of subscription agreements with various institutional and other accredited investors for the issuance and sale in a private placement of an aggregate of 10,185,502 shares of our common stock for net proceeds of approximately $7.9 million. Of the total amount of shares issued, 10,129,947 were sold at a per share price of $0.84, and an additional 55,555 shares were sold to an entity affiliated with a director of the Company, at a per share price of $0.90, the closing sale price of the common stock on March 29, 2007. Pursuant to the subscription agreements, we also issued to the investors 5-year warrants to purchase an aggregate of 3,564,897 shares of our common stock at an exercise price of $1.00 per share. The warrants are exercisable during the period commencing September 30, 2008 and ending March 30, 2012.

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

In June 2008 the Hedrin JV Agreement was amended (the "Hedrin JV Amended Agreement"). Under the amended terms Nordic invested an additional $1.0 million, for a total of $3.5 million, in the Hedrin JV and made an advance of $250,000 to the Hedrin JV and the Hedrin JV made an additional $1.0 million payment, for a total of $3.0 million, to the Company. The Hedrin JV also distributed additional ownership equity sufficient for each of the Company and Nordic to maintain their ownership interest at 50%. Under the amended terms, upon classification of Hedrin by the FDA as a Class II or Class III medical device Nordic is obligated to invest an additional $1.25 million, for a total investment of $5 million, into the Hedrin JV, the Hedrin JV is obligated to pay an additional $0.5 million, for a total of $3.5 million, to the Company and the Hedrin JV is obligated to issue to the Company and Nordic additional ownership interest in the Hedrin JV, thereby maintaining each of the Company’s and Nordic’s 50% ownership interest in the Hedrin JV.

As of September 30, 2008, the Company has included the total $3.0 million cash payments received to date in exchange obligation in the attached condensed consolidated financial statements, as described below.

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

The Hedrin JV has engaged the Company to provide management services to the Limited Partnership in exchange for a management fee, which for 2008, on an annualized basis, is $527,000. As of September 30, 2008, the Company has recognized $315,036 of other income from management fees earned from the Hedrin JV which is included in the Company’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2008 as a component of interest and other income.

Nordic paid to the Company a non-refundable fee of $150,000 at the closing for the right to receive a warrant covering 7.1 million shares of the Company’s common stock, exercisable for $0.14 per share. The warrant is issuable 90 days from closing, provided Nordic has not exercised all or a part of its put, as described above. The Company issued the warrant to Nordic on April 30, 2008. The per share exercise price of the warrant was based on the volume weighted average price of the Company’s common stock for the period prior to the signing of the Hedrin JV Agreement.

The Hedrin JV's Board consists of 4 members, 2 appointed by the Company and 2 appointed by Nordic. Nordic has the right to appoint one of the directors as chairman of the Board. The chairman has certain tie breaking powers.

At Nordic's request, the Company will nominate a person identified by Nordic to serve on the Company’s Board of Directors.

The Company granted Nordic registration rights for the shares to be issued upon exercise of the warrant, the put or the call.  The Company filed an initial registration statement on May 1, 2008.  The registration statement was declared effective on October 15, 2008. The Company is required to file additional registration statements, if required, within 45 days of the date the Company first knows that such additional registration statement was required.  The Company is required to use commercially reasonable efforts to cause the additional registration statements to be declared effective by the Securities and Exchange Commission (“SEC”) within 105 calendar days from the filing date (the “Effective Date”).  If the Company fails to file a registration statement on time or if a registration statement is not declared effective by the SEC within 105 days of filing the Company will be required to pay to Nordic, or its assigns, an amount in cash, as partial liquidated damages, equal to 0.5% per month of the amount invested in the Hedrin JV by Nordic until the registration statement is declared effective by the SEC.  In no event shall the aggregate amount payable by the Company exceed 9% of the amount invested in the Hedrin JV by Nordic.

The profits of the Hedrin JV will be shared by the Company and Nordic in accordance with their respective equity interests in Limited Partnership, which are currently 50% to each, except that Nordic will get a minimum distribution from the Hedrin JV equal to 5% on Hedrin sales, as adjusted for any change in Nordic’s equity interest in the Limited Partnership. If the Hedrin JV realizes a profit equal to or greater than a 10% royalty on Hedrin sales, then profits will be shared by the Company and Nordic in accordance with their respective equity interests in the Limited Partnership. However, in the event of a liquidation of the Limited Partnership, Nordic’s distribution in liquidation will be at least equal to the amount Nordic invested in the Hedrin JV ($5 million if the payment milestone described above is met, $3.5 million if it is not met) plus 10% per year, less the cumulative distributions received by Nordic from the Hedrin JV. Further, in no event shall Nordic’s distribution in liquidation be greater than assets available for distribution in liquidation.

American Stock Exchange

In September 2007, we received notice from the staff of The American Stock Exchange, or AMEX, indicating that we were not in compliance with certain continued listing standards set forth in the AMEX Company Guide. Specifically, AMEX notice cited our failure to comply, as of June 30, 2007, with section 1003(a)(ii) of the AMEX Company Guide as we had less than $4,000,000 of stockholders’ equity and had losses from continuing operations and /or net losses in nine or four of our most recent fiscal years and with section 1003(a)(iii) which requires us to maintain $6,000,000 of stockholders’ equity if we have experienced losses from continuing operations and /or net losses in its five most recent fiscal years.

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

The Company has been involved in an arbitration proceeding in Switzerland with Swiss Pharma Contract LTD (“Swiss Pharma”), a clinical site that the Company used in one of its obesity trials. On September 5, 2008, the sole arbitrator in Switzerland rendered an award in favor of Swiss Pharma, awarding to Swiss Pharma a total of $646,000 which amount includes a $323,000 contract penalty, a final services invoice of $48,000, reimbursement of certain of Swiss Pharma’s legal and other expenses incurred in the arbitration process of $245,000, reimbursement of arbitration costs of $13,000 and interest through September 5, 2008 of $17,000.  Further, the arbitrator ruled that the Company must pay interest at the rate of 5% per annum on $371,000, the sum of the $323,000 contract penalty and the final services invoice of $48,000, from October 12, 2007 until paid.

The Company had previously recognized a liability to Swiss Pharma in the amount of $104,000 for the final services invoice. The remainder of the award, $542,000, has been expensed in September. The Company has recognized research and development expense of $267,000, general and administrative expense of $257,000 and interest expense of $18,000 during the quarter ended September 30, 2008. The Company will continue to accrue interest at the rate of 5% per annum on the $371,000 until such amount has been settled.

The Company does not have sufficient cash or other current assets to satisfy the arbitrator's award.

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

In addition, we are obligated to pay IGI, Inc. an annual royalty of 6% on annual net sales up to $200,000,000. In any calendar year in which net sales exceed $200,000,000, we are obligated to pay IGI, Inc. an annual royalty of 9% on such excess. Through September 30, 2008, sales have not commenced, therefore, we have not paid any such royalties.

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

In addition, we are obligated to pay T&R an annual royalty of 10% on annual net sales of up to $100,000,000; 15% of the amount of annual net sales in excess of $100,000,000 and 20% of annual net sales in excess of $200,000,000. There is a minimum royalty of $1,000,000 per year. There is a one-time success fee of $10,000,000 upon the achievement of cumulative net sales of $100,000,000. Through September 30, 2008, none of the milestones have been reached and sales have not commenced, therefore, we have not paid any such milestones or royalties.

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

Through September 30, 2008, none of the milestones have been reached and sales have not commenced, therefore, we have not paid any such milestones or royalties.

Summary of Contractual Commitments

Employment Agreements

The Company has employment agreements with two employees for the payment of aggregate annual base salaries of $675,000 as well as performance based bonuses. These agreements have a remaining term of nine months for one of the employees, and six months for the second employee, and have a total remaining obligation under these agreements of $419,589 as of September 30, 2008.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through September 30, 2008, substantially all of our financing has been through private placements of common stock, preferred stock and warrants to purchase common stock. Until our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Management believes that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future.

Based on the resources of the Company available at September 30, 2008 including the net proceeds received from the February 2008 joint venture agreement, and the September 2008 sale of 10% Secured Promissory Notes and taking into consideration the net proceeds from the sale of the November 2008 12% Secured Promissory Notes management believes that the Company has sufficient capital to fund its operations until the middle of 2009. Management believes that the Company has a need for capital in order to sustain its operations and will need additional equity or debt financing or will need to generate revenues through licensing of its products or entering into strategic alliances to be able to sustain its operations through 2009. Furthermore, we will need additional financing thereafter to complete development and commercialization of our products. There can be no assurances that we can successfully complete development and commercialization of our products.

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

As of September 30, 2008, we have incurred $1,083,000 of project costs for the development of Hedrin. $12,000 of such costs were incurred during the nine months ended September 30, 2008. We do not expect to incur any other costs for the development of Hedrin as the Hedrin JV is now responsible for the development of Hedrin.

In September 2008, the FDA directed Hedrin to the Center for Devices and Radiological Health (CDRH) division of the U.S. Food and Drug Administration (FDA) for review as a device.

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

As of September 30, 2008, we have incurred $6,566,000 of project costs related to our development of Topical PTH (1-34). These project costs have been incurred since April 1, 2005, the date of the Tarpan Therapeutics acquisition. During the nine months ended September 30, 2008, we incurred $1,355,000 of these costs.

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

Altoderm

We are developing Altoderm for the pruritis (itch) associated with dermatologic conditions including atopic dermatitis. In a Phase 3, randomized, double-blind, placebo-controlled, parallel-group, clinical study (conducted in Europe by T&R.) the compound was administered for 12 weeks to 114 subjects with moderately severe atopic dermatitis. The placebo (vehicle) used in this study was the Altoderm product without the active ingredient. In the study results, published in the British Journal of Dermatology in February 2005, Altoderm demonstrated a statistically significant reduction (36%) in atopic dermatitis symptoms. During the study, subjects were permitted to continue with their existing treatment, in most cases this consisted of emollients and topical steroids. A positive secondary outcome of the study was a 35% reduction in the use of topical steroids for the Altoderm treated subjects. Further analysis of the clinical data, performed by us showed that Altoderm treated subjects also experienced a 57% reduction in pruritis.

Altoderm is currently being tested in a second, ongoing Phase 3, randomized, double-blind, vehicle-controlled clinical study (also conducted in Europe by T&R). Analysis of the preliminary data from the initial 12 week, blinded portion of this clinical trial has been completed. The vehicle used in this study was the Altoderm product without the active ingredient, cromolyn sodium. The preliminary data indicate Altoderm was safe and well tolerated, and showed a trend toward improvement in pruritis, but the efficacy results were inconclusive. Altoderm treated subjects and vehicle only treated subjects experienced a similar improvement (each greater than 30%), and therefore, the study did not achieve statistical significance. We believe these outcomes were due to suboptimal study design where subjects were unrestricted in their use of concomitant therapies such as topical steroids and immunomodulators. The placebo (vehicle) used in this study was the Altoderm product without the active ingredient, cromolyn sodium. Analysis of the preliminary open label data beginning at week 13 of the study, show vehicle treated subjects demonstrating further improvement when switched to Altoderm. Given the promising clinical data obtained from the first European Phase 3 study, and the symptom improvements reported in the ongoing European Phase 3 study, both we and Thornton & Ross Limited believe there is significant potential for Altoderm and will continue development of this product candidate.

On March 6, 2008, we announced we had successfully completed a pre-IND meeting with the FDA. Based on a review of the submitted package for Altoderm, including data from the two previously reported Phase 3 clinical studies, the FDA determined that following completion of certain nonclinical studies, and the acceptance of an IND, Phase 2 clinical studies may be initiated in the U.S. The FDA also concurred that the proposed indication of pruritis associated with dermatologic conditions including atopic dermatitis can be pursued. We do not currently have sufficient funding for further development of Altoderm and are in discussions with T&R regarding next steps.

As of September 30, 2008, we have incurred $1,098,000 for the development of Altoderm. We incurred $86,000 of such costs during the nine months ended September 30, 2008.

Altolyn

We are developing Altolyn for the treatment of mastocytosis. On March 6, 2008, we announced we had successfully completed a pre-IND meeting with the FDA. Based on a review of the submitted package for Altolyn, the FDA concurred that the proposed indication of mastocytosis can be pursued and that the 505(b)(2) NDA would be an acceptable approach provided a clinical bridge is established between Altolyn and Gastrocrom®, the oral liquid formulation of cromolyn sodium currently approved in the U.S. to treat mastocytosis. The FDA also affirmed that a single, Phase 3 study demonstrating the efficacy of Altolyn over placebo, may be sufficient to support a product approval in the U.S. In addition, the FDA also concurs that no additional nonclinical studies will be required to support an IND application. We are working with T&R and the current United Kingdom manufacturer of Altolyn to develop a GMP compliant manufacturing process.

Early clinical experience with Altolyn in the United Kingdom. suggests promising activity in patients with various allergic disorders, including food allergy and inflammatory bowel conditions. We may pursue these as additional indications. We do not currently have sufficient funding for further development of Altolyn and are in discussions with T&R regarding next steps.

As of September 30, 2008, we have incurred $826,000 for the development of Altolyn. We incurred $36,000 of such costs during the nine months ended September 30, 2008.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends SFAS 133 by requiring expanded disclosures about an entity's derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS 161 is effective for the Company as of January 1, 2009. The Company does not believe that SFAS 161 will have any impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS shall be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with General Accepted Accounting Principles. We have not yet assessed the impact of adopting SFAS 162.

In February 2008, the FASB issued two Staff Positions on SFAS 157: (1) FASB Staff Position No. FAS 157-1 (“FAS 157-1”),“Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and (2) FASB Staff Position No. FAS 157-2 (“FAS 157-2”),“Effective Date of FASB Statement No 157.” FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from SFAS 157’s scope. FAS157-2 partially defers Statement 157’s effective date.  The adoption of FAS 157-1 and FAS157-2 did not have a material impact on its financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FAS 157-3”), which is effective upon issuance for all financial statements that have not been issued. FAS 157-3 clarifies the application of SFAS 157, in a market that is not active. FAS 157-3 does not have a material impact on the Company’s financial position, financial performance or cash flows.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk is confined to our cash and cash equivalents. We have attempted to minimize risk by investing in high-quality financial instruments, primarily money market funds with no security having an effective duration longer than 90 days. If the market interest rate decreases by 100 basis points or 1%, the fair value of our cash and cash equivalents portfolio would have minimal to no impact on the carrying value of our portfolio. We did not hold any derivative instruments as of September 30, 2008, and we have never held such instruments in the past.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of that date were effective to ensure that information required to be disclosed in the reports we file under the Securities and Exchange Act is recorded, processed, summarized and reported on an accurate and timely basis.

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

Changes in Internal Control

During the quarter ended September 30, 2008, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been involved in an arbitration proceeding in Switzerland with Swiss Pharma Contract LTD (“Swiss Pharma”), a clinical site that the Company used in one of its obesity trials. On September 5, 2008, the sole arbitrator in Switzerland rendered an award in favor of Swiss Pharma, awarding to Swiss Pharma a total of $646,000 which amount includes a $323,000 contract penalty, a final services invoice of $48,000, reimbursement of certain of Swiss Pharma’s legal and other expenses incurred in the arbitration process of $245,000, reimbursement of arbitration costs of $13,000 and interest through September 5, 2008 of $17,000.  Further, the arbitrator ruled that the Company must pay interest at the rate of 5% per annum on $371,000, the sum of the $323,000 contract penalty and the final services invoice of $48,000, from October 12, 2007 until paid.

The Company had previously recognized a liability to Swiss Pharma in the amount of $104,000 for the final services invoice. The remainder of the award, $542,000, has been expensed in September 2008. The Company has recognized research and development expense of $267,000, general and administrative expense of $258,000 and interest expense of $18,000 during the quarter ended September 30, 2008. The Company will continue to accrue interest at the rate of 5% per annum on the $371,000 until such amount has been settled.

The Company does not have sufficient cash or other current assets to satisfy the arbitrator's award.

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

MANHATTAN PHARMACEUTICALS, INC.

Date: November 19, 2008	By:	/s/ Douglas Abel
Douglas Abel
President and Chief Executive Officer

Date: November 19, 2008	By:	/s/ Michael G. McGuinness
Michael G. McGuinness
Chief Operating and Financial Officer

Index to Exhibits Filed with this Report

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.