Form 10-K
period 2008-12-31
MANHATTAN PHARMACEUTICALS INC
filed 2009-03-31
CIK 1001316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008

☐           Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___to___
Commission File Number  1-32639

MANHATTAN PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3898269 (I.R.S. Employer Identification No.)
48 Wall Street, 11thFloor, New York, New York (Address of Principal Executive Offices)	10005 (Zip Code)

 (212) 582-3950
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	OTC Bulletin Board

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant on June 30, 2008 based on the closing price of the common stock as reported on the  OTC Bulletin Board on such date was $7,778,172.

As of March 17, 2009 there were 70,624,232 outstanding shares of common stock, par value $.001 per share.

TABLE OF CONTENTS

References to the “Company,” the “Registrant,” “we,” “us,” or “our” or in this Annual Report on Form 10-K refer to Manhattan Pharmaceuticals, Inc., a Delaware corporation, and our consolidated subsidiaries, together taken as a whole, unless the context indicates otherwise.

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “may,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. These statements are therefore subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Such risks and uncertainties relate to, among other factors:

•	our ability to obtain adequate financing to continue our operations;
•	the development of our pharmaceutical product candidates;
•	the regulatory approval of our pharmaceutical product candidates;
•	our use of clinical research centers and other contractors;
•	our ability to find collaborative partners for research, development and commercialization of potential products;
•	acceptance of our products by doctors, patients or payers;
•	our ability to market any of our products;
•	our history of operating losses;
•	our ability to compete against other companies and research institutions;
•	our ability to secure adequate protection for our intellectual property;
•	our ability to attract and retain key personnel;
•	availability of reimbursement for our products;
•	the effect of potential strategic transactions on our business; and
•	the volatility of our stock price.

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

PART I

ITEM 1.  BUSINESS

Overview

We are a specialty healthcare product company focused on developing and commercializing innovative treatments for underserved patient populations.  We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest, funding their research and development and eventually either bringing the technologies to market or out-licensing.  In the short term we are focusing our efforts on the commercialization of the two product candidates we currently have in development:  Hedrin™, a novel, non-insecticide treatment for pediculosis (head lice), which we are developing through a joint venture, and a topical product for the treatment of psoriasis.  Longer term, we intend to acquire and commercialize low risk, quick to market products, specifically products that could be marketed over-the-counter (“OTC”), treat everyday maladies, are simple to manufacture, and/or could be classified as medical devices by the FDA.

During 2007, we discontinued development of Oleoyl-estrone and Propofol Lingual Spray.  In March 2009, we discontinued development of Altoderm and Altolyn.  We have not received regulatory approval for, or generated commercial revenues from marketing or selling any drugs.

Our executive offices are located at 48 Wall Street, 11th floor, New York, NY 10005 USA.  Our telephone number is (212) 582-3950 and our internet website address is www.manhattanpharma.com.

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

Active Research and Development Programs

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

In February 2008, Manhattan Pharmaceuticals announced that it had entered into a joint venture agreement with Nordic Biotech Advisors ApS (“Nordic”) to develop and commercialize Hedrin.  The 50/50 joint venture entity, H Pharmaceuticals (“H Pharmaceuticals” or the “Hedrin JV”), now owns, is developing, and is working to secure commercialization partners for Hedrin in North America.  Manhattan Pharmaceuticals manages the day-to-day operations of the Hedrin JV under a management contract with the Hedrin JV.  H Pharmaceuticals is independently funded and is responsible for all costs associated with the Hedrin project, including any necessary United States (“U.S.”) clinical trials, patent costs, and future milestones owed to the original licensor, T&R.

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

Mechanism of Action

Hedrin is a novel, non-insecticide combination of silicones (dimethicone and cyclomethicone) that acts as a pediculicidal (lice killing) agent by disrupting the insect’s mechanism for managing fluid and breathing.  In contrast with most currently available lice treatments, Hedrin contains no chemical insecticides.  Because Hedrin kills lice by preventing the louse from excreting waste fluid, rather than by acting on the central nervous system, the insects cannot build up resistance to the treatment.  Recent studies have indicated that resistance to chemical insecticides may be increasing and therefore contributing to insecticide treatment failure.  Manhattan Pharmaceuticals believes there is significant market potential for convenient, non-insecticide treatment alternatives.  Both silicones in this proprietary formulation of Hedrin are used extensively in cosmetics and toiletries.

Product Development

To date, Hedrin has been clinically studied in 362 subjects and is currently marketed as a medical device in Western Europe and as a pharmaceutical in the United Kingdom (“U.K.”).

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

A clinical study published in the November 2007 issue of PLoS One, an international, peer-reviewed journal published by the Public Library of Science (PLoS), demonstrated Hedrin’s superior efficacy compared to a U.K. formulation of malathion, a widely used insecticide treatment in both Europe and North America.  In this randomized, controlled, assessor blinded, parallel group clinical trial, 73 adult and child subjects with head lice infestations were treated with Hedrin or malathion liquid.  Using intent-to-treat analysis, Hedrin achieved a statistically significant cure rate of 70% compared to 33% with malathion liquid.  Using the per-protocol analysis Hedrin achieved a highly statistically significant cure rate of 77% compared to 35% with malathion.  In Europe, it has been widely documented that head lice has become resistant to malathion, and we believe this resistance may have influenced the study results.  To date, there have been no reports of malathion resistance in the U.S.  Additionally, Hedrin treated subjects experienced no irritant reactions, and Hedrin showed clinical equivalence to malathion in its ability to inhibit egg hatching.  Overall, investigators and study subjects rated Hedrin as less odorous, easier to apply, and easier to wash out, and 97% of Hedrin treated subjects stated they were significantly more inclined to use the product again versus 31% of those using malathion.

Two new, unpublished Hedrin studies were completed by T&R in 2008.  In the first, Hedrin achieved a 100% kill rate in vitro, including in malathion resistant head lice.  In the other, a clinical field study conducted in Manisa province, a rural area of Western Turkey, Hedrin was administered to 36 adult and child subjects with confirmed head lice infestations.  Using per protocol analysis, Hedrin achieved a 97% cure rate.  Using intent-to-treat analysis, Hedrin achieved a 92% cure rate since 2 subjects were eliminated due to protocol violations.  No subjects reported any adverse events.

In the U.S., Manhattan Pharmaceuticals, through the Hedrin JV, is pursuing the development of Hedrin as a medical device.  In January 2009, the U.S. Food and Drug Administration (“FDA”) Center for Devices and Radiological Health (“CDRH”) notified H Pharmaceuticals that Hedrin had been classified as a Class III medical device.  A Class III designation means that a Premarket Approval (“PMA”) Application will need to be obtained before Hedrin can be marketed in the U.S.  The Company expects to be required to complete at least one clinical trial as part of that PMA Application.

Market and Competition

In Europe, Hedrin has been launched in 27 countries and, according to T&R, has achieved 2008 annual sales through its licensees of approximately $48 million (€35 million) at in-market public prices, garnering approximately 23% market share across Europe.  It is the market leader in the U.K. with $10 million in sales (25% market share) and France with a 25% market share.

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

Topical Psoriasis Product

Since 2005, Manhattan Pharmaceuticals has been developing a topical formulation of parathyroid hormone (1-34) (“Topical PTH (1-34)”) for the prescription treatment of mild to moderate psoriasis.  In July 2008, we announced Phase 2a study results where PTH (1-34) failed to demonstrate a statistically significant or clinically meaningful improvement in psoriasis versus a vehicle (placebo).  In this study, the vehicle (placebo) was a topical gel (“GEL”) that had been developed by the Company and was identical to the Topical PTH (1-34) product minus the active ingredient, PTH (1-34).  Both the active and vehicle (placebo) arms of the study showed similar improvements in study subjects’ psoriasis plaques.  In summary, the study results indicated that PTH (1-34) was not effective for the treatment of psoriasis since it did not achieve superiority or a statistical separation in efficacy over the GEL.  The GEL placebo may be effective enough to market as an OTC product.  Due to these study results, the Company has decided to discontinue development of PTH (1-34) as a prescription topical pharmaceutical candidate, and instead, we are exploring the possibility of developing the GEL as an OTC product for mild psoriasis.

We currently hold an exclusive, worldwide license to develop and commercialize Topical PTH (1-34) for the treatment of psoriasis.  This license was obtained as a result of our merger with Tarpan Therapeutics in 2005, and Tarpan had acquired the exclusive, worldwide rights pursuant to a 2004 license agreement with IGI, Inc (“IGI”).  We intend to return the rights to PTH (1-34) to IGI under the terms of the license agreement.

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

PTH (1-34) Product Development History

In April 2006, we encountered a stability issue with the original topical PTH (1-34) product which utilized IGI’s Novosome® formulation technology.  In order to resolve that stability issue we created a new topical gel delivery system to be used with peptides, including PTH (1-34), and other types of molecules.  In 2007 we filed new patent applications in the U.S. for this new proprietary GEL formulation.

In September 2007, the U.S. FDA accepted our Investigational New Drug (“IND”) application for this new gel formulation of Topical PTH (1-34), and in October 2007, we initiated and began dosing subjects in a Phase 2a clinical study of Topical PTH (1-34) for the treatment of psoriasis.  This U.S., multi-center, randomized, double-blind, vehicle-controlled, parallel group study was designed to evaluate safety and preliminary efficacy of Topical PTH (1-34) in patients with mild to moderate psoriasis.  Approximately 54 subjects were enrolled and randomized to receive one of two dose levels of Topical PTH (1-34), or the GEL vehicle (placebo), for an 8 week treatment period.  In this study the vehicle was the topical GEL without the active ingredient, PTH (1-34).  In July 2008, we announced the results of the Phase 2a study where Topical PTH (1-34) failed to demonstrate a statistically significant or clinically meaningful improvement in psoriasis.  We have conducted no further clinical activities with Topical PTH (1-34) and we intend to return the product to IGI under the terms of the license agreement.

Topical GEL for Psoriasis

The GEL vehicle (placebo) used in the above-mentioned study is the Company’s proprietary topical GEL showed evidence of psoriasis improving properties.  In this Phase 2a study, when it was utilized as the vehicle (placebo), 15% of study subjects achieved a clear or almost clear state at the end of week 2.  At the end of week 4, 20% of subjects treated with the GEL had achieved a clear or almost clear state, and at the end of week 8, 25% of subjects treated with the GEL had achieved a clear or almost clear state.  The Company owns worldwide rights to this topical GEL and is exploring the possibility of developing it as an OTC product for mild psoriasis.

Market and Competition

According to the National Psoriasis Foundation approximately 125 million people worldwide, including approximately 6 million Americans, suffers from psoriasis.  Of these, approximately 65% (4.4 million) have mild psoriasis and maybe likely to be treated with an OTC product.  According to Datamonitor, only an estimated 55% of psoriasis sufferers have been formally diagnosed by a physician, so the OTC market could potentially be much larger.

There are a number of treatments available today for psoriasis, including numerous OTC creams and ointments that help to reduce inflammation, stop itching, and soothe skin.  Products such as Psoriasin, CortAid, Dermarest, and Cortizone 10 are the most common, but none are viewed as particularly effective for psoriasis.  Steroids are also prescribed as an adjunct prescription therapy for pain and anti-inflammation.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Research and Development Projects – Topical Psoriasis Product.”

Discontinued Research and Development Programs

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

Product Development

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

In a second, Phase 3, randomized, double-blind, vehicle-controlled clinical study (also conducted in Europe by T&R) Altoderm was safe and well tolerated, and showed a trend toward improvement in pruritus, but the efficacy results were inconclusive.  Altoderm treated subjects and vehicle only treated subjects experienced a similar improvement (each greater than 30%), and therefore, the study did not achieve statistical significance.

As a result of the inconclusive European study data and a lack of sufficient funds to develop Altoderm, in March 2009 the Company discontinued development and returned the project to T&R under the terms of the license agreement.

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

Product Development

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

Due to small market opportunity and lack of sufficient funds to develop Altolyn, in March 2009 the Company discontinued development and returned the project to T&R under the terms of the license agreement.

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

1.
U.S. Patent Application No. 2007/0142330, entitled, “Method and composition for the control of arthropods.”  Jayne Ansell, Inventor.   Application filed February 12, 2007.  This application is a divisional of U.S. application Ser. No. 10/097,615, filed Mar. 15, 2002, which is a continuation of International Application No. PCT/GB00/03540, which designated the United States and was filed on Sep. 14, 2000.    This application has not yet issued as a patent.  Any patent that issues will expire on September 14, 2020.

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

  Through December 31, 2008, none of the milestones have been reached and sales have not commenced, therefore, we have not paid any such milestones or royalties.

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

In addition, we are obligated to pay IGI, Inc. an annual royalty of 6% on annual net sales up to $200,000,000.  In any calendar year in which net sales exceed $200,000,000, we are obligated to pay IGI, Inc. an annual royalty of 9% annual net sales.  Through December 31, 2008 sales have not commenced, therefore we have not paid any such royalties.

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

In addition, we are obligated to pay T&R an annual royalty of 10% on annual net sales of up to $100,000,000; 15% of the amount of annual net sales in excess of $100,000,000 and 20% of annual net sales in excess of $200,000,000.  There is a minimum royalty of $1,000,000 per year.  There is a one-time success fee of $10,000,000 upon the achievement of cumulative net sales of $100,000,000.  Through December 31, 2008, none of the milestones have been reached and sales have not commenced, therefore, we have not paid any such milestones or royalties.

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

In addition, we are obligated to pay T&R an annual royalty of 10% on annual net sales of up to $100,000,000; 15% of the amount of annual net sales in excess of $100,000,000 and 20% of annual net sales in excess of $200,000,000.  There is a minimum royalty of $1,000,000 per year.  There is a one-time success fee of $10,000,000 upon the achievement of cumulative net sales of $100,000,000.  Through December 31, 2008, none of the milestones have been reached and sales have not commenced, therefore, we have not paid any such milestones or royalties.

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

Manufacturing

We do not have any manufacturing capabilities.  We are in contact with several contract cGMP manufacturers for the supply of Topical PTH(1-34), the topical GEL for psoriasis and, on behalf of the Hedrin JV, Hedrin that will be necessary to conduct human clinical trials, if needed.

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

Employees

We currently have 1 part time and 3 full time employees, including: our Chief Executive Officer, our Chief Operating and Financial Officer and 2 persons in business development, administration and finance.  None of our employees is covered by a collective bargaining unit.  We believe our relations with our employees are satisfactory.

ITEM 1A.  RISK FACTORS

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

Risks Related to Our Business

We currently have no product revenues and will need to raise additional funds in the future.  If we are unable to obtain the funds necessary to continue our operations, we will be required to delay, scale back or eliminate one or both of our remaining drug development programs and may not continue as a going concern.

We have generated no product revenues to date and will not until, and if, we receive approval from the FDA and other regulatory authorities for our two product candidates.  We have already spent substantial funds developing our potential products and business, however, and we expect to continue to have negative cash flow from our operations for at least the next several years. As of December 31, 2008, we had $106,023 of cash and cash equivalents. We received additional funding of approximately $0.5 million from a joint venture agreement in February 2009 and $0.4 million from the sale of Secured 12% Notes in February 2009.  We will still have to raise substantial additional funds to complete the development of our product candidates and to bring them to market. Beyond the capital requirements mentioned above, our future capital requirements will depend on numerous factors, including:

•	the results of any clinical trials;

•	the scope and results of our research and development programs;

•	the time required to obtain regulatory approvals;

•	our ability to establish and maintain marketing alliances and collaborative agreements; and

•	the cost of our internal marketing activities.

Swiss Pharma has received an arbitration award against us, in the Swiss Chamber of Commerce, and has initiated proceedings in New York State courts to confirm the arbitration award and enter a judgment on Swiss Pharma's behalf against us.  We do not have sufficient cash or other current available assets to satisfy the arbitrators award.  If Swiss Pharma is successful in entering a judgment against us, it could take actions against us that would significantly impair our ability to continue as a going concern.  See "Item 3 - Legal Proceedings."

It is difficult for companies like ours to raise funds in the current economic conditions and additional financing may not be available on acceptable terms, if at all. If adequate funds are not available, we will be required to delay, scale back or eliminate one or more of our drug development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.  Our auditors have concluded that our net losses, negative cash flow, accumulated deficit and negative working capital as of December 31, 2008, raise substantial doubt about our ability to continue as a going concern.

We are not currently profitable and may never become profitable.

We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability.  We have incurred losses in every period since our inception on August 6, 2001.  For the year ended December 31, 2008 and for the period from August 6, 2001 (inception) through December 31, 2008, we incurred net losses applicable to common shares of $4,268,858,  and $59,267,928 respectively.  Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable.  We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•	continue to undertake nonclinical development and clinical trials for our product candidates;

•	seek regulatory approvals for our product candidates;

•	implement additional internal systems and infrastructure;

•	lease additional or alternative office facilities; and

•	hire additional personnel.

We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. .  Our auditors have concluded that our net losses, negative cash flow, accumulated deficit and negative working capital as of December 31, 2008, raise substantial doubt about our ability to continue as a going concern.

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

We depend greatly on the intellectual capabilities and experience of our key executives, and the loss of any of them could affect our ability to develop our remaining products.

We had only three full-time and one part-time employee as of March 30, 2009.  The loss of Douglas Abel, our President and Chief Executive Officer, or Michael G. McGuinness, our Chief Operating and Financial Officer, could harm us.  The current terms of our employment agreements with Messrs. Abel and McGuinness expire in April 2009 and July 2009, respectively.    We cannot predict our success in hiring or retaining the personnel we require for continued operations.

We may not obtain the necessary U.S. or worldwide regulatory approvals to commercialize our product candidates.

We will need FDA approval to commercialize our product candidates in the U.S. and approvals from the FDA equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any of our product candidates, we must first submit to the FDA an IND, which will set forth our plans for clinical testing of our product candidates. In September 2007, the FDA accepted our IND for Topical PTH(1-34).  Our remaining two products, Hedrin and the Topical GEL for psoriasis are currently considered pre-clinical.  We are unable to estimate the size and timing of the clinical and non clinical trials required to bring our two product candidates to market and, accordingly, cannot estimate the time when development of these product candidates will be completed.

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

Even if we comply with all FDA requests, the FDA may ultimately reject any or all of our future NDAs. We cannot be sure that we will ever obtain regulatory clearance for any of our product candidates. Failure to obtain FDA approval of any of our product candidates will severely undermine our business by reducing our number of salable products and, therefore, corresponding product revenues.

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

Our directors, executive officers and principal stockholders beneficially own approximately 29 percent of our outstanding voting stock and, including shares underlying outstanding options and warrants.   In addition, Nordin Biotech Venture Fund has the right to acquire up to 66,666,666 shares of our common stock (which would represent approximately 49% of our common stock as of March 17, 2009), resulting in Nordic owning approximately 49% of our common stock.  Through its stock ownership, its right to acquire additional shares, its substantial control over the management of the Hedrin JV (which includes the ability to terminate our management contract with the Hedrin JV), and various covenants contained in our registration rights agreement with Nordic, Nordic has the ability to exert substantial influence over the election of our Board of Directors, the outcome of issues submitted to our stockholders, the development of Hedrin and our ability, as a company, to benefit from the successful development of Hedrin.  Even without the exercise of its rights to acquire additional shares of our common stock, our directors, officers and principal stockholders, taken as a whole, have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues submitted to our stockholders.

Risks Related to Our Securities

Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit.

During the last two fiscal years, our stock price has traded at a low of $0.007 in the fourth quarter of 2008 to a high of $1.10 in the second quarter of 2007.  The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance.  A variety of factors may affect the market price of our common stock.  These include, but are not limited to:

•	The continuing global economic crisis, which has affected stock prices of many companies, and particularly many small pharmaceutical companies like ours;

•	publicity regarding actual or potential clinical results relating to products under development by our competitors or us;

•	delay or failure in initiating, completing or analyzing nonclinical or clinical trials or the unsatisfactory design or results of these trials;

•	achievement or rejection of regulatory approvals by our competitors or us;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaborations;

•	regulatory developments in the United States and foreign countries;

•	economic or other crises and other external factors;

•	period-to-period fluctuations in our revenues and other results of operations;

•	changes in financial estimates by securities analysts; and

•	sales of our common stock.

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

As a result of our delisting, the liquidity of our common stock has been and may continue to be reduced, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

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

ITEM 2.  PROPERTIES

Our executive offices are located at 48 Wall Street,  New York, New York 10005.  We currently occupy this space pursuant to a written lease that expires on September 30, 2009 under which we pay rent of approximately $7,000 per month.

We believe that our existing facilities are adequate to meet our current requirements.  We do not own any real property.

ITEM 3.  LEGAL PROCEEDINGS

Swiss Pharma Contract LTD, or Swiss Pharma, a clinical site that we used in one of our obesity trials, gave notice to us that Swiss Pharma believed it was entitled to receive an additional payment of $322,776 for services in connection with that clinical trial.  The contract between us and Swiss Pharma provided for arbitration in the event of a dispute, such as this claim for an additional payment.  On March 10, 2008, Swiss Pharma filed for arbitration with the Swiss Chamber of Commerce.  As we did not believe that Swiss Pharma was entitled to additional payments, we defended our position in arbitration.  On April 2, 2008, we filed our statement of defense and counterclaim for recovery of costs incurred by us as a result of Swiss Pharma’s failure to meet agreed upon deadlines under our contract.  On June 3, 2008, a hearing was held before the arbitrator under the auspices of the Swiss Chamber of Commerce.  On September 5, 2008, the arbitrator rendered an award in favor of Swiss Pharma, awarding to Swiss Pharma a total of $646,000 which amount includes a $323,000 contract penalty, a final services invoice of $48,000, reimbursement of certain of Swiss Pharma’s legal and other expenses incurred in the arbitration process of $245,000, reimbursement of arbitration costs of $13,000 and interest through September 5, 2008 of $17,000.  Further, the arbitrator ruled that we must pay interest at the rate of 5% per annum on $371,000, the sum of the $323,000 contract penalty and the final services invoice of $48,000, from October 12, 2007 until paid.  We had previously recognized a liability to Swiss Pharma in the amount of $104,000 for the final services invoice. The remainder of the award was expensed in 2008. We have recognized research and development expense of $267,000, general and administrative expense of $257,000 and interest expense of $23,000 during the year ended December 31, 2008.  On January 22, 2009, we received notice that Swiss Pharma submitted a petition to the Supreme Court of the State of New York, County of New York seeking to confirm and to enter a judgment on the Arbitration Award.  On February 17, 2009, we filed an answer to Swiss Pharma's petition.  A hearing has not yet been scheduled.  We will continue to accrue interest at the rate of 5% per annum on the $371,000 until such amount has been settled.  We do not have sufficient cash or other current available assets to satisfy the arbitrator's award.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Stock

Our common stock traded on the American Stock Exchange “AMEX”under the symbol “MHA” during the year ended December 31, 2007 and for the period from January 1, 2008 to March 26, 2008.  On March 26, 2008 our common stock was voluntarily delisted from the AMEX and began trading on the Over the Counter Bulletin Board (“OCTBB”) under the symbol “MHAN”.  The following table lists the high and low price for our common stock as quoted, in U.S. dollars, on the American Stock Exchange or the Over the Counter Bulletin Board for the periods indicated:

	Price Range
	2008		2007
Quarter Ended	High	Low	High	Low
March 31	$0.230	$0.110	$0.960	$0.700
June 30	0.180	0.100	1.100	0.690
September 30	0.200	0.100	0.780	0.220
December 31	0.090	0.007	0.230	0.090

Stock Chart

Comparison to NASDAQ Biotechnology Index.

Record Holders

The number of holders of record of our common stock as of March 20, 2009 was 437.

Dividends

We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future, but intend instead to retain earnings, if any, for use in our business operations.  The payment of dividends in the future, if any, will be at the sole discretion of our board of directors and will depend upon our debt and equity structure, earnings and financial condition, need for capital in connection with possible future acquisitions and other factors, including economic conditions, regulatory restrictions and tax considerations.  We cannot guarantee that we will pay dividends or, if we pay dividends, the amount or frequency of these dividends.

Stock Repurchases

We did not make any repurchases of our common stock during 2008.

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaing available for future issuance under equity compenstaion plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,661,612	$0.9340	875,628
Equity compensation plans not approved by security holders
Total	10,661,612	$0.934	875,628

Recent Sales of Unregistered Securities

In connection with the Registrant’s merger of its wholly-owned subsidiary Tarpan Acquisition Corp., with Tarpan Therapeutics, Inc. (“Tarpan”), effective as of April 1, 2005, it issued an aggregate of 10,731,052 shares of its common stock to the former stockholders of Tarpan in exchange for their shares of Tarpan common stock.  The Registrant relied on the exemption from federal registration under Section 4(2) of the Securities Act, based on its belief that the issuance of such securities did not involve a public offering, as there were fewer than 35 “non-accredited” investors, all of whom, either alone or through a purchaser representative, had such knowledge and experience in financial and business matters so that each was capable of evaluating the risks of the investment.

In August 2005, the Registrant sold in a private placement offering to accredited investors units of its securities consisting of shares of common stock and warrants to purchase additional shares of common stock. The private placement was completed in two separate closings held on August 26, 2005 and August 30, 2005. In the August 26 closing, the Registrant sold a total of 10,763,926 shares of common stock and five-year warrants to purchase 2,152,758 shares for total gross proceeds of approximately $11.95 million. The warrants issued at the August 26 closing are exercisable at a price of $1.44 per share, which represented approximately 110% of the average closing price of the Registrant’s common stock during the five trading days preceding such closing date. On August 30, 2005, the Registrant sold an additional 1,108,709 shares of common stock and five-year warrants to purchase 221,741 shares of common stock, which resulted in gross proceeds of approximately $1.28 million. The warrants issued in connection with the August 30 closing are exercisable at a price of $1.49 per share, which represented approximately 110% of the average closing price of the Company's common stock during the five trading days preceding such closing date. The total gross proceeds resulting from this offering was approximately $13.22 million, before deducting selling commissions and expenses. The Registrant paid total cash commissions of approximately $925,000 to selling agents engaged in connection with the offering and issued 5-year warrants to purchase an aggregate of 593,196 shares of common stock, of which warrants to purchase 538,196 shares are exercisable at a price of $1.44 per share and the remaining are exercisable at a price of $1.49 per share.  In connection with this offering, the Registrant relied on the exemption from federal registration under Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder, based on its belief that the offer and sale of the shares and warrants did not involve a public offering as each investor was “accredited” and no general solicitation was involved in the offering.

On March 30, 2007, the Registrant entered into a series of subscription agreements with various institutional and other accredited investors for the issuance and sale in a private placement of an aggregate of 10,185,502 shares of the Registrant’s common stock for total gross proceeds of approximately $8.56 million. Of the total amount of shares issued, 10,129,947 were sold at a per share price of $0.84, and an additional 55,555 shares were sold to an entity affiliated with Neil Herskowitz, a director of Manhattan, at a per share price of $0.90, the closing sale price of the Registrant’s common stock on March 29, 2007. Pursuant to the subscription agreements, the Registrant also issued to the investors 5-year warrants to purchase an aggregate of 3,564,897 shares of the Registrant’s common stock at an exercise price of $1.00 per share. The warrants are exercisable during the period commencing September 30, 2007 and ending March 30, 2012.   Pursuant to the subscription agreements, the Registrant agreed to file a registration statement with the Securities and Exchange Commission on or before May 14, 2007 covering the resale of the shares issued in the private placement, including the shares issuable upon exercise of the investor warrants.  The Registrant engaged Paramount BioCapital, Inc., as its placement agent in connection with the private placement. In consideration for its services, the Registrant paid aggregate cash commissions of approximately $600,000 and issued to Paramount a 5-year warrant to purchase an aggregate of 509,275 shares at an exercise price of $1.00 per share.   The sale of the shares and warrants was not registered under the Securities Act of 1933. Rather, the offer and sale of such securities was made in reliance on the exemption from registration requirements provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. Each of the investors was “accredited” (as defined under Regulation D) and no general solicitation was used in connection with the offer and sale of such securities.

In April 2007, in partial consideration for entering into a license agreement, the Registrant issued to  Thornton & Ross Ltd., the licensor, a total of 125,000 shares of the Registrant’s common stock  in accordance with the terms thereof.   The issuance of such common stock was considered to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.  The recipient of such common stock represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in this transaction. All recipients either received adequate information about us or had access to such information.

In June 2007, in consideration for entering into a license agreement, the Registrant issued to each of Thornton & Ross, Ltd. and Kerra, S.A., each a licensor thereunder, 75,000 shares of the Registrant’s common stock in accordance with the terms thereof.  The issuances of such common stock were considered to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of such common stock represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in these transactions.  All recipients either received adequate information about the Registrant or had access to such information.

In January 2008, the Registrant and Nordic Biotech Venture Fund II K/S ("Nordic"), entered into a joint venture agreement the Registrant, as amended on February 18, 2008 and June 9, 2008 (the "Joint Venture Agreement"), pursuant to which in February 2008, (i)  Nordic contributed cash in the amount of $2.5 million to H Pharmaceuticals K/S (formerly Hedrin Pharmaceuticals K/S), a newly formed Danish limited partnership(the "Hedrin JV") in exchange for 50% of the equity interests in the Hedrin JV, and (ii) the Registrant contributed certain assets to North American rights (under license) to our Hedrin product to the Hedrin JV in exchange for $2.0 million in cash and 50% of the equity interests in the Hedrin JV.  On or around June 30, 2008, in accordance with the terms of the Joint Venture Agreement, Nordic contributed an additional $1.25 million in cash to the Hedrin JV, $1.0 million of which was distributed to us and equity in the Hedrin JV was distributed to each of us and Nordic sufficient to maintain our respective ownership interests at 50%.  Pursuant to the Joint Venture Agreement, upon the classification by the U.S. Food and Drug Administration, or the FDA, of Hedrin as a Class II or Class III medical device, Nordic will be required to contribute to the Hedrin JV an additional $1.25 million in cash, $0.5 million of which will be distributed to us and equity in the Hedrin JV will be distributed to each of us and Nordic sufficient to maintain our respective ownership interests at 50%.  Upon classification by the FDA of Hedrin as a Class II or Class III medical device, the Hedrin JV will have received a total of $1.5 million cash to be applied toward the development and commercialization of Hedrin in North America.  If classification of Hedrin by the FDA as a Class II or Class III medical device is not received by June 30, 2009, then Nordic will not be obligated to make the final payment of $1.25 million and Nordic will receive an additional 20% ownership of the joint venture and enhanced control over the joint venture's operations and other important decision-making.  Pursuant to the terms of the Joint Venture Agreement, Nordic has the right to nominate one person for election or appointment to our board of directors.

Pursuant to the Joint Venture Agreement, Nordic has the right to put all or a portion of its interest in the Hedrin JV in exchange for such number of shares of common stock equal to the amount of Nordic’s investment in the Hedrin JV divided by $0.14, as adjusted from time to time for stock splits and other specified events, multiplied by a conversion factor, which is (i) 1.00 for so long as Nordic's distributions from the Hedrin JV are less than the amount of its investment, (ii) 1.25 for so long as Nordic's distributions from the Hedrin JV are less than two times the amount of its investment but greater than or equal to the amount of its investment amount, (iii) 1.50 for so long as Nordic's distributions from the Hedrin JV are less than three times the amount of its investment but greater than or equal to two times the amount of its investment amount, (iv) 2.00 for so long as Nordic's distributions from the Hedrin JV are less than four times the amount of its investment but greater than or equal to three times the amount of its investment amount and (v) 3.00 for so long as Nordic’s distributions from Hedrin JV are greater than or equal to four times the amount of its investment.  The put right expires upon the earlier to occur of (i) February 25, 2018 and (ii) 30 days after the date when Nordic's distributions from the Hedrin JV exceed five times the amount Nordic has invested in the Hedrin JV (or 10 days after such date if the Registrant has provided Nordic notice thereof).  Pursuant to the Joint Venture Agreement, the Registrant has the right to call all or a portion of Nordic's equity interest in the Hedrin JV in exchange for such number of shares of common stock equal to the portion of Nordic's investment in the Hedrin JV that the Registrant calls by the dollar amount of Nordic's investment as of such date in the Hedrin JV, divided by $0.14, as adjusted from time to time for stock splits and other specified events.  The call right is only exercisable by the Registrant if the price of common stock has closed at or above $1.40 per share for 30 consecutive trading days.  During the first 30 consecutive trading days in which the common stock closes at or above $1.40 per share, the Registrant may exercise up to 25% of the call right.  During the second 30 consecutive trading days in which the common stock closes at or above $1.40 per share, the Registrant may exercise up to 50% of the call right on a cumulative basis.  During the third consecutive 30 trading days in which the common stock closes at or above $1.40 per share, the Registrant may exercise up to 75% of the call right on a cumulative basis.  During the fourth consecutive 30 days in which the common stock closes at or above $1.40 per share, the Registrant may exercise up to 100% of the call right on a cumulative basis.  Nordic may refuse the call, either by paying $1.5 million multiplied by the percentage of Nordic's investment being called or forfeiting an equivalent portion of the put right, calculated on a pro rata basis for the percentage of the Nordic equity interest called by us.   The call right expires on February 25, 2013.

In connection with the Joint Venture Agreement, on February 25, 2008, Nordic paid the Registrant a  non-refundable fee of $150,000 in exchange for the right to receive a warrant to purchase up to 7,142,857 shares of  common stock at $0.14 per share, as adjusted from time to time for stock splits and other specified events, if Nordic did not exercise all or part of its put right on or before April 30, 3008.  As of April 30, 2008, Nordic had not exercised all or any portion of its put right and the Registrant issued the warrant to Nordic.

The offering and sale of the securities under the Joint Venture Agreement were considered to be exempt from registration under the Securities Act, by virtue of Section 4(2) thereof and the provisions of Regulation D promulgated thereunder.  Nordic has represented to the Registrant that it is an "accredited investor," as that term is defined in Rule 501(a) of Regulation D under the Securities Act.

On September 11, 2008, the Registrant entered into a series of 10% secured promissory notes with certain of its directors and officers and an employee of the Registrant (the “Note Holders”) for aggregate of $70,000. Principal and interest on the notes shall be paid in cash on March 10, 2009 unless paid earlier by the Registrant. In connection with the issuance of the notes, the Registrant also issued to the Note Holders 5-year warrants to purchase an aggregate of 140,000 shares of the Registrant's common stock at an exercise price of $0.20 per share.  The Registrant granted to the Note Holders a continuing security interest in certain specific refunds, deposits and repayments due to the Registrant and expected to be repaid to the Registrant in the next several months.  .   The issuance of such securities was considered to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.  The recipient of such securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the warrant certificates issued in this transaction.  All recipients either received adequate information about us or had access to such information.

On February 3, 2009, the Registrant completed a private placement (the "2009 Private Placement") of 345 units, with each unit consisting of a 12% senior secured note promissory note in the principal amount of $5,000 and a warrant to purchase up to 166,667 shares of common stock at an exercise price of $.09 per share which expires on December 31, 2013, for aggregate gross proceeds of $1,780,500.  The private placement was completed in three closings which occurred on November 19, 2008 with respect to 207 units, December 23, 2008 with respect to 56 units and February 3, 2009 with respect to 82 units.

On November 19, 2008, the Registrant completed the sale of 207 units in the first closing of the 2009 Private placement.  The Registrant issued a warrant to purchase 5,175,010 shares of common stock at an exercise price of $.09 per share to the placement agent as partial compensation for its services.  Te Registrant granted the placement agent the right to nominate a member of its Board of Directors and such director shall receive all compensation and benefits provided to its other directors.  Additionally, upon such director’s appointment to the Board of Directors, he or she shall be issued a warrant to purchase 1,000,000 shares of common stock at a per share exercise price equal to the greater of (i) the fair market value on the date of issuance or (ii) $.09.

On December 23, 2008, the Registrant completed a second closing of the 2009 Private Placement under the terms of the Securities Purchase Agreement.  At the second closing, the Registrant sold an additional 56 units to investors.   In connection with the second closing, the Registrant issued to the placement agent a warrant to purchase 1,400,003 shares of common stock at an exercise price of $.09 per share as additional compensation for its services.

On February 3, 2009, the Registrant completed a third closing of the 2009 Private Placement under the terms of the Securities Purchase Agreement.  At the third closing, the Registrant sold an additional 82 units to investors.   In connection with the third closing, the Registrant issued to the placement agent a warrant to purchase 2,050,004 shares of common stock at an exercise price of $.09 per share as additional compensation for its services.

All of the investors represented in the 2009 Private Placement represented that they were “accredited investors,” as that term is defined in Rule 501(a) of Regulation D under the Securities Act, and the sale of the units was made in reliance on exemptions provided by Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We are a specialty healthcare product company focused on developing and commercializing  pharmaceutical treatments for underserved patient populations.  We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest, funding their research and development and eventually either bringing the technologies to market or out-licensing.  In the short term we are focusing our efforts on the commercialization of the two product candidates we currently have in development:  HedrinTM, through the Hedrin JV, a novel, non-insecticide treatment of pediculitis (head lice) and a topical product for the treatment of psoriasis.  Longer term we intend to acquire and commercialize low risk, quick to market products, specifically products that could be marketed over-the-counter (“OTC”), treat everyday maladies, are simple to manufacture, and/or could be classified as medical devices by the FDA.

You should read the following discussion of our results of operations and financial condition in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.  This discussion includes “forward-looking” statements that reflect our current views with respect to future events and financial performance.  We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements.  Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, particularly those risks identified under the heading “Risk Factors” following Item 1 in this Annual Report, and should not unduly rely on these forward looking statements.  All share and per share information in this discussion has been adjusted for the 1-for-5 combination of our common stock effected on September 25, 2003.

Results Of Operations

2008 versus 2007

During each of the years ended December 31, 2008 and 2007, we had no revenues, and are considered a development stage company.  We do not expect to have revenues relating to our products prior to December 31, 2009.

	Years ended December 31,
	2008	2007	Increase (decrease)	% Increase (decrease)
Costs and expenses:
Research and development:
Share-based compensation	$122,000	$539,000	$(417,000)	-77.37%
In-license, milestone and related fees	-	2,245,000	(2,245,000)	-100.00%
Other research and development expenses	1,681,000	5,752,000	(4,071,000)	-70.78%
Total research and development expenses	1,803,000	8,536,000	(6,733,000)	-78.88%
General and administrative:
Share-based compensation	342,000	902,000	(560,000)	-62.08%
Other general and administrative expenses	2,268,000	2,706,000	(438,000)	-16.19%
Total general and administrative expenses	2,610,000	3,608,000	(998,000)	-27.66%
Other income	144,000	112,000	32,000	28.57%
Net loss	$4,269,000	$12,032,000	$(7,763,000)	-64.52%

For the year ended December 31, 2008 research and development expense was $1,803,000 as compared to $8,536,000 for the year ended December 31, 2007.  This decrease of $6,733,000, or 78.9%, is primarily comprised of a decrease in in-license, milestone and related fees of $2,245,000, a decrease in other research and development expenses of $4,071,000 and a decrease in stock based compensation of $417,000.

For the year ended December 31, 2008 general and administrative expense was $2,610,000 as compared to $3,608,000 for the year ended December 31, 2007.  This decrease of $998,000, or 27.7%, is primarily comprised of a decrease in share-based compensation of $560,000 and a decrease in other general and administrative expenses of $438,000.

For the year ended December 31, 2008 other income was $144,000 as compared to $112,000 for the year ended December 31, 2007.  This increase of $32,000, or 28.6%, is primarily due to increases in management fee revenue from the Hedrin JV of $447,000 and in other income of $7,000 offset by equity in losses of the Hedrin JV of $250,000, a decrease in interest income of $108,000 and an increase in interest expense of $64,000.

Net loss for the year ended December 31, 2008 was $4,269,000 as compared to $12,032,000 for the year ended December 31, 2007.  This decrease of $7,763,000, or 64.5%, is primarily due to a decrease  in research and development expenses of $6,733,000, a decrease in general and administrative expense of $998,000 and an increase in other income of $32,000.

Liquidity and Capital Resources

From inception to December 31, 2008, we incurred a deficit during the development stage of $59,268,000 primarily as a result of our net losses, and we expect to continue to incur additional losses through at least December 31, 2009 and for the foreseeable future.  These losses have been incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations since inception primarily through equity and debt financings and a joint venture transaction.  During the year ended December 31, 2008, we had a net decrease in cash and cash equivalents of $544,000.  This decrease resulted largely from net cash used in operating activities of $4,444,000 partially offset by net cash provided by financing activities of $3,909,000.  Total liquid resources as of December 31, 2008 were $106,000 compared to $650,000 at December 31, 2007.

Our current liabilities as of December 31, 2008 were $1,486,000 compared to $1,872,000 at December 31, 2007, a decrease of $386,000.  As of December 31, 2008, we had working capital deficit of $612,000 compared to working capital deficit of $1,006,000 at December 31, 2007.

The Company received approximately $1.8 million in February 2008 and approximately $0.9 million in June 2008 from a joint venture agreement.  The Company also received $70,000 in Secured 10% Notes in September 2008 and net proceeds of $1.0 million from the sale of Secured 12% Notes in November and December 2008.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development.  Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.  Through December 31, 2008, a significant portion of our financing has been through private placements of common stock and warrants.  Unless our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through the similar sources of capital previously described.  We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.  We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future.

Based on the resources of the Company available at December 31, 2008, the net proceeds of $500,000 received in February 2009 from a joint venture agreement and net proceeds of $360,000 received from the sale of additional Secured 12% Notes in February 2009, management believes that the Company has sufficient capital to fund its operations through 2009.  Management believes that the Company will need additional equity or debt financing or will need to generate positive cash flow from the Hedrin joint venture, or generate revenues through licensing of its products or entering into strategic alliances to be able to sustain its operations into 2010.  Furthermore, the Company will need additional financing thereafter to complete development and commercialization of its products.  There can be no assurances that we can successfully complete development and commercialization of our products.

These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have reported net losses of $4,269,000 and $12,032,000 for the years ended December 31, 2008 and 2007, respectively.  The net loss attributable to common shares from date of inception, including preferred stock dividends, August 6, 2001 to December 31, 2008, amounts to $59,268,000.  Management believes that we will continue to incur net losses through at least December 31, 2009.

Joint Venture Agreement

We and Nordic Biotech Venture Fund II K/S, or Nordic, entered into a joint venture agreement on January 31, 2008, which was amended on February 18, 2008 and on June 9, 2008.  Pursuant to the joint venture agreement, in February 2008, (i) Nordic contributed cash in the amount of $2.5 million to H Pharmaceuticals K/S (formerly Hedrin Pharmaceuticals K/S), a newly formed Danish limited partnership, or the Hedrin JV, in exchange for 50% of the equity interests in the Hedrin JV, and (ii) we contributed certain assets to North American rights (under license) to our Hedrin product to the Hedrin JV in exchange for $2.0 million in cash and 50% of the equity interests in the Hedrin JV.  On or around June 30, 2008, in accordance with the terms of the joint venture agreement, Nordic contributed an additional $1.25 million in cash to the Hedrin JV, $1.0 million of which was distributed to us and equity in the Hedrin JV was distributed to each of us and Nordic sufficient to maintain our respective ownership interests at 50%.

Pursuant to the joint venture agreement, upon the classification by the U.S. Food and Drug Administration, or the FDA, of Hedrin as a Class II or Class III medical device, Nordic was required to contribute to the Hedrin JV an additional $1.25 million in cash, $0.5 million of which was to be distributed to us and equity in the Hedrin JV was to be distributed to each of us and Nordic sufficient to maintain our respective ownership interests at 50%.    The FDA notified the Hedrin JV that Hedrin has been classified as a Class III medical device and in February 2009, Nordic made the $1.25 million investment in the Hedrin JV, the Hedrin JV made the $0.5 million milestone payment to us and equity in the Hedrin JV was distributed to us and Nordic sufficient to maintain our respective ownership interests at 50%.  In accordance with the terms of the joint venture agreement, as of December 31, 2008 the Hedrin JV had received a total of $1.75 million cash to be applied toward the development and commercialization of Hedrin in North America.

The Hedrin JV is responsible for the development and commercialization of Hedrin for the North American market and all associated costs including clinical trials, if required, regulatory costs, patent costs, and future milestone payments owed to Thornton & Ross Ltd., or T&R, the licensor of Hedrin.  The Hedrin JV has engaged us to provide management services to the Hedrin JV in exchange for an annualized management fee, which for 2008, on an annualized basis, is approximately $527,000.   As of December 31, 2008, we had recognized approximately $447,000 of other income from management fees earned from the Hedrin JV.

The profits of the Hedrin JV will be shared by us and Nordic in accordance with our respective equity interests in the Hedrin JV, of which we each currently hold 50%, except that Nordic is entitled to receive a minimum return each year from the Hedrin JV equal to 6% on Hedrin sales, as adjusted for any change in Nordic’s equity interest in the Hedrin JV, before any distribution is made to us.  If the Hedrin JV realizes a profit in excess of the Nordic minimum return in any year, then such excess shall first be distributed to us until our distribution and the Nordic minimum return are in the same ratio as our respective equity interests in the Hedrin JV and then the remainder, if any, is distributed to Nordic and us in the same ratio as our respective equity interests.  However, in the event of a liquidation of the Hedrin JV, Nordic’s distribution in liquidation must equal the amount Nordic invested in the Hedrin JV ($5 million) plus 10% per year, less the cumulative distributions received by Nordic from the Hedrin JV before any distribution is made to us.  If the Hedrin JV’s assets in liquidation exceed the Nordic liquidation preference amount, then any excess shall first be distributed to us until our distribution and the Nordic liquidation preference amount are in the same ratio as our respective equity interests in the Hedrin JV and then the remainder, if any, is distributed to Nordic and us in the same ratio as our respective equity interests.  Further, in no event shall Nordic’s distribution in liquidation be greater than assets available for distribution in liquidation.

Pursuant to the terms of the joint venture agreement, Nordic has the right to nominate one person for election or appointment to our board of directors.  The Hedrin JV's board of directors consists of four members, two members appointed by us and two members appointed by Nordic.  Nordic has the right to appoint one of the directors as chairman of the board.  The chairman has certain tie breaking powers.

Pursuant to the joint venture agreement, Nordic has the right to put all or a portion of its interest in the Hedrin JV in exchange for such number of shares of our common stock equal to the amount of Nordic’s investment in the Hedrin JV divided by $0.09, as adjusted for the sale of  the Secured 12% Notes in the fourth quarter of 2008, and as further adjusted from time to time for stock splits and other specified events, multiplied by a conversion factor, which is (i) 1.00 for so long as Nordic's distributions from the Hedrin JV are less than the amount of its investment, (ii) 1.25 for so long as Nordic's distributions from the Hedrin JV are less than two times the amount of its investment but greater than or equal to the amount of its investment amount, (iii) 1.50 for so long as Nordic's distributions from the Hedrin JV are less than three times the amount of its investment but greater than or equal to two times the amount of its investment amount, (iv) 2.00 for so long as Nordic's distributions from the Hedrin JV are less than four times the amount of its investment but greater than or equal to three times the amount of its investment amount and (v) 3.00 for so long as Nordic’s distributions from Hedrin JV are greater than or equal to four times the amount of its investment.  The put right expires upon the earlier to occur of (i) February 25, 2018 and (ii) 30 days after the date when Nordic's distributions from the Hedrin JV exceed five times the amount Nordic has invested in the Hedrin JV (or 10 days after such date if we have provided Nordic notice thereof).

Pursuant to the joint venture agreement, we have the right to call all or a portion of Nordic's equity interest in the Hedrin JV in exchange for such number of shares of our common stock equal to the portion of Nordic's investment in the Hedrin JV that we call by the dollar amount of Nordic's investment as of such date in the Hedrin JV, divided by $0.09, as adjusted for the sale of  the Secured 12% Notes in the fourth quarter of 2008, and as further adjusted from time to time for stock splits and other specified events.  The call right is only exercisable by us if the price of our common stock has closed at or above $1.40 per share for 30 consecutive trading days.  During the first 30 consecutive trading days in which our common stock closes at or above $1.40 per share, we may exercise up to 25% of the call right.  During the second 30 consecutive trading days in which our common stock closes at or above $1.40 per share, we may exercise up to 50% of the call right on a cumulative basis.  During the third consecutive 30 trading days in which our common stock closes at or above $1.40 per share, we may exercise up to 75% of the call right on a cumulative basis.  During the fourth consecutive 30 days in which our common stock closes at or above $1.40 per share, we may exercise up to 100% of the call right on a cumulative basis.  Nordic may refuse the call, either by paying $1.5 million multiplied by the percentage of Nordic's investment being called or forfeiting an equivalent portion of the put right, calculated on a pro rata basis for the percentage of the Nordic equity interest called by us.   The call right expires on February 25, 2013.  For purposes of Nordic’s right to put, and our right to call, all or a portion of Nordic’s equity interest in the Hedrin JV, the amount of Nordic’s investment is currently $5,000,000.

In connection with our joint venture agreement, on February 25, 2008, Nordic paid us a non-refundable fee of $150,000 in exchange for the right to receive a warrant to purchase up to 11,111,111 shares of our common stock at $0.09 per share, as adjusted for the sale of the Secured 12% Notes in the fourth quarter of 2008, and as further adjusted from time to time for stock splits and other specified events, if Nordic did not exercise all or part of its put right on or before April 30, 3008.  As of April 30, 2008, Nordic had not exercised all or any portion of its put right and we issued the warrant to Nordic.

In connection with the joint venture agreement, we and Nordic entered into a registration rights agreement, on February 25, 2008, as modified pursuant to a letter agreement, dated September 17, 2008, pursuant to which we agreed to file with the Securities and Exchange Commission, or the SEC, by no later than 10 calendar days following the date on which our Annual Report on Form 10-K for the year ended December 31, 2007 is required to be filed with the SEC, which was subsequently waived by Nordic until May 1, 2008, an initial registration statement registering the resale by Nordic of any shares of our common stock issuable to Nordic through the exercise of the warrant or the put right.  We filed an initial registration statement on May 1, 2008, which was declared effective on October 15, 2008.

We also have agreed to file with the SEC any additional registration statements which may be required no later than 45 days after the date we first know such additional registration statement is required; provided, however, that (i) in the case of the classification by the FDA of Hedrin as a Class II or Class III medical device described above and the payment in full by Nordic of the related final milestone payment of $1.25 million, the registration statement with respect to the additional shares of our common stock relating to such additional investment must be filed within 45 days after achievement of such classification; and (ii) in the event we provide Nordic with notice of exercise of our right to call all or a portion of Nordic's equity interest in the Hedrin JV, a registration statement with respect to the shares of our common stock payable to Nordic in connection with such call right (after giving effect to any reduction in the number of such shares resulting from Nordic's refusal of all or a portion of such call in accordance with the terms of our joint venture agreement) must be filed within 16 days after delivery of such notice to Nordic.  If we fail to file a registration statement on time or if a registration statement is not declared effective by the SEC within 105 days of the required filing date, or otherwise fail to diligently pursue registration with the SEC in accordance with the terms of the registration rights agreement, we will be required to pay as partial liquidated damages and not as a penalty, to Nordic or its assigns, an amount equal to 0.5% of the amount invested in the Hedrin JV by Nordic pursuant to the joint venture agreement per month until the registration rights agreement is declared effective by the SEC; provided, however, that in no event shall the aggregate amount payable by us exceed 9% of the amount invested in the Hedrin JV by Nordic under the joint venture agreement.

Secured 10% Notes Payable

On September 11, 2008, we issued secured 10% promissory notes to certain of our directors and officers and an employee for aggregate principal amount of $70,000.  Principal and interest on the notes are payable in cash on March 10, 2009 unless paid earlier by the Company.  In connection with the issuance of the notes, the Company issued to the noteholders 5-year warrants to purchase an aggregate of 140,000 shares of our common stock at an exercise price of $0.20 per share.  We granted to the noteholders a continuing security interest in certain specific refunds, deposits and repayments due to us and expected to be repaid to us in the next several months.  The secured 10% notes were repaid in February 2009 along with interest thereon.

Secured 12% Notes Payable

On February 3, 2009, we completed a private placement of 345 units, with each unit consisting of Secured 12% Notes in the principal amount of $5,000 and a warrant to purchase up to 166,667 shares of our common stock at an exercise price of $.09 per share which expires on December 31, 2013, for aggregate gross proceeds of $1,725,000.  The private placement was completed in three closings which occurred on November 19, 2008 with respect to 207 units, December 23, 2008 with respect to 56 units and February 3, 2009 with respect to 82 units.

To secure our obligations under the notes, we entered into a security agreement and a default agreement with the investors. The security agreement provides that the notes will be secured by a pledge of our assets other than (i) our interest in the Hedrin joint venture, including, without limitation, our interest in H Pharmaceuticals K/S and H Pharmaceuticals General Partner ApS, (ii) our rent deposit for our former office space, (iii) our refund of a prepayment and (iv) our tax refund for the 2007 fiscal year from the State of New York and City of New York.  In addition, to provide additional security for our obligations under the notes, we entered into a default agreement, which provides that upon an event of default under the notes, we shall, at the request of the holders of the notes, use our reasonable commercial efforts to either (i) sell a part or all of our interests in the Hedrin joint venture or (ii) transfer all or part of our interest in the Hedrin JV to the holders of the notes, as necessary, in order to fulfill our obligations under the notes, to the extent required and to the extent permitted by the applicable Hedrin joint venture agreements.

On November 19, 2008, we completed the sale of 207 units in our first closing of our private placement.  In connection with the first closing, we issued a warrant to purchase 5,175,010 shares of common stock at an exercise price of $.09 per share to the placement agent as partial compensation for its services.  Further, we granted the placement agent the right to nominate a member of our Board of Directors and such director shall receive all compensation and benefits provided to our other directors.  Additionally, upon such director’s appointment to the Board of Directors, he or she shall be issued a warrant to purchase 1,000,000 shares of our common stock at a per share exercise price equal to the greater of (i) the fair market value on the date of issuance or (ii) $.09.

On December 23, 2008, we completed a second closing of our private placement.  At the second closing, we sold an additional 56 units to certain investors. In connection with the second closing, we issued to the placement agent a warrant to purchase 1,400,003 shares of our common stock at an exercise price of $.09 per share as additional compensation for its services.

On February 3, 2009, we completed a third closing of our private placement.  At the third closing, we sold an additional 82 units to certain investors.   In connection with the third closing, we issued to the placement agent a warrant to purchase 2,050,004 shares of our common stock at an exercise price of $.09 per share as additional compensation for its services.

In connection with the private placement, we, the placement agent and the investors entered into a registration rights agreement.  Pursuant to the registration rights agreement, we agreed to file a registration statement to register the resale of the shares of our common stock issuable upon exercise of the warrants issued to the investors in the private placement, within 20 days of the final closing date and to cause the registration statement to be declared effective within 90 days (or 120 days upon full review by the SEC). We filed the registration statement on February 23, 2009.  On March 11, 2009 we received a comment letter from the SEC.  We are addressing those comments and plan to refile the registration statement once those comments have been addressed.

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

In order to maintain our AMEX listing, we were required to submit a plan to AMEX advising the exchange of the actions we have taken, or will take, that would bring us into compliance with all the continued listing standards by April 16, 2008.  We submitted such a plan in October 2007.  If we were not in compliance with the continued listing standards at the end of the plan period, or if we did not make progress consistent with the plan during the period, AMEX staff could initiate delisting proceedings.

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

Accordingly, to maintain the Company’s financial viability, on February 28, 2008 we announced that we had formally notified AMEX that we intended to voluntarily delist our common stock from AMEX.  The delisting became effective on March 26, 2008.

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

Expenses associated with the clinical trials conducted during 2007 and 2008 were recognized on this activity based basis.  At December 31, 2007 we recognized accrued expenses of $74,000 related to these clinical trials.  At December 31, 2008 all clinical trials had been concluded and there was no remaining financial commitments.

Swiss Pharma Contract LTD, or Swiss Pharma, a clinical site that we used in one of our obesity trials, gave notice to us that Swiss Pharma believed it was entitled to receive an additional payment of $322,776 for services in connection with that clinical trial.  The contract between us and Swiss Pharma provided for arbitration in the event of a dispute, such as this claim for an additional payment.  On March 10, 2008, Swiss Pharma filed for arbitration with the Swiss Chamber of Commerce.  As we did not believe that Swiss Pharma was entitled to additional payments, we defended our position in arbitration.  On April 2, 2008, we filed our statement of defense and counterclaim for recovery of costs incurred by us as a result of Swiss Pharma’s failure to meet agreed upon deadlines under our contract.  On June 3, 2008, a hearing was held before the arbitrator.  On September 5, 2008, the arbitrator rendered an award in favor of Swiss Pharma, awarding to Swiss Pharma a total of approximately $646,000 which amount includes a contract penalty of approximately $323,000, a final services invoice of approximately $48,000, reimbursement of certain of Swiss Pharma’s legal and other expenses incurred in the arbitration process of approximately $245,000, reimbursement of arbitration costs of approximately $13,000 and interest through September 5, 2008 of approximately $17,000.  Further, the arbitrator ruled that we must pay interest at the rate of 5% per annum on approximately $371,000, the sum of the contract penalty of approximately $323,000 and the final services invoice of approximately $48,000, from October 12, 2007 until paid.  We had previously recognized a liability to Swiss Pharma in the amount of $104,000 for the final services invoice. The remainder of the award was expensed in 2008. We have recognized research and development expense of approximately $267,000, general and administrative expense of approximately $257,000 and interest expense of approximately $23,000 during the year ended December 31, 2008.  On January 22, 2009, we received notice that Swiss Pharma submitted a petition to the Supreme Court of the State of New York, County of New York seeking to confirm and to enter a judgment on the Arbitration Award.  On February 17, 2009, we filed an answer to Swiss Pharma's petition.  A hearing has not yet been scheduled.  We will continue to accrue interest at the rate of 5% per annum on the approximate $371,000 amount until such amount has been settled.  We do not have sufficient cash or other current available assets to satisfy the arbitrator's award.

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

Development Commitments

At present the Company has no development commitments.

Hedrin

During 2008, the Company entered into the Hedrin JV agreement.  The Hedrin JV is responsible for the development and commercialization of Hedrin for the North American market and all associated costs including clinical trials, if required, regulatory costs, patent costs, and future milestone payments owed to Thornton & Ross Ltd., or T&R, the licensor of Hedrin.

Topical PTH (1-34)

In July 2008 the Company announced the results of a phase 2a trial conducted with PTH 1-34 to evaluate the safety and preliminary efficacy of PTH 1-34 in the treatment of mild to moderate chronic plaque psoriasis.  In the clinical trial, PTH 1-34 failed to show statistically or clinically meaningful improvements in the disease.  The Company has conducted no further clinical activities with the product and is considering the next steps in the program, including returning the project to IGI under the terms of our license agreement.

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

During 2007, we achieved the milestone of the commencement of Phase 2 clinical trial.  As a result $300,000 became payable to IGI.  This $300,000 is included in research and development expense for the year ended December 31, 2007.  Payment was made to IGI in February 2008. In addition, we are obligated to pay IGI, Inc. an annual royalty of 6% on annual net sales up to $200,000,000.  In any calendar year in which net sales exceed $200,000,000, we are obligated to pay IGI, Inc. an annual royalty of 9% on such excess.  Through December 31, 2008, sales have not commenced, therefore, we have not paid any such royalties.

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

Subsequent to December 31, 2008 the Company terminated the Altoderm Agreement for convenience.  The Company has no further financial liability or commitment to T&R under the Altoderm Agreement.

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

Subsequent to December 31, 2008 the Company terminated the Altolyn Agreement for convenience.  The Company has no further financial liability or commitment to T&R under the Altolyn Agreement.

Oleoyl-estrone

On July 9, 2007, the Company announced the results of its two Phase 2a clinical trials of oral OE.  The results of both randomized, double-blind, placebo controlled studies, one in common obesity and the other in morbid obesity, demonstrated no statistically or clinically meaningful placebo adjusted weight loss for any of the treatment arms evaluated.  Based on these results, the Company discontinued its Oleoyl-estrone programs in both common obesity and morbid obesity during 2007.

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

Two new, unpublished Hedrin studies were completed by T&R in 2008.  In the first, Hedrin achieved a 100% kill rate in vitro, including in malathion resistant head lice.  In the other, a clinical field study conducted in Manisa province, a rural area of Western Turkey, Hedrin was administered to 36 adult and child subjects with confirmed head lice infestations.  Using per protocol analysis, Hedrin achieved a 97% cure rate.  Using intent-to-treat analysis, Hedrin achieved a 92% cure rate since 2 subjects were eliminated due to protocol violations.  No subjects reported any adverse events.

In the U.S., Manhattan Pharmaceuticals, through the Hedrin JV, is pursuing the development of Hedrin as a medical device.  In January 2009, the U.S. Food and Drug Administration (“FDA”) Center for Devices and Radiological Health (“CDRH”) notified H Pharmaceuticals that Hedrin had been classified as a Class III medical device.  A Class III designation means that a Premarket Approval (“PMA”) Application will need to be obtained before Hedrin can be marketed in the U.S.  The Company expects to be required to complete at least one clinical trial as part of that PMA Application.

To date, we have incurred $1,084,000 of project costs for the development of Hedrin.  During 2008, $14,000 of these costs were incurred.  We do not expect to incur any future costs as the Hedrin JV is now responsible for all costs associated with Hedrin.

Topical PTH (1-34).

As a result of our merger with Tarpan Therapeutics in 2005, we hold an exclusive, worldwide license to develop and commercialize Topical PTH (1-34) for the treatment of psoriasis.  Tarpan acquired the exclusive, worldwide rights pursuant to a 2004 license agreement with IGI, Inc (“IGI”).

In April 2006, we encountered a stability issue with the original topical PTH (1-34) product which utilized IGI’s Novosome® formulation technology.  In order to resolve that stability issue we created a new topical gel version of PTH (1-34) and filed new patent applications in the U.S. for this new proprietary formulation.

In September 2007, the U.S. FDA accepted our Investigational New Drug (“IND”) application for this new gel formulation of Topical PTH (1-34), and in October 2007, we initiated and began dosing subjects in a Phase 2a clinical study of Topical PTH (1-34) for the treatment of psoriasis.  This U.S., multi-center, randomized, double-blind, vehicle-controlled, parallel group study was designed to evaluate safety and preliminary efficacy of Topical PTH (1-34) in patients with mild to moderate psoriasis.  Approximately 54 subjects were enrolled and randomized to receive one of two dose levels of Topical PTH (1-34), or the gel vehicle (placebo), for an 8 week treatment period.  In this study the vehicle was the topical gel (“GEL”) without the active ingredient, PTH (1-34).  In July 2008, we announced the results of the Phase 2a study where Topical PTH (1-34) failed to demonstrate a statistically significant or clinically meaningful improvement in psoriasis.

In July 2008 we announced the results of a Phase 2a clinical study where PTH (1-34) failed to show statistically or clinically meaningful improvements in psoriasis as compared to the vehicle (placebo).  The Company has conducted no further clinical activities with PTH (1-34) and intends to return the project to IGI under the terms of the license agreement.

The gel vehicle (placebo) used in the above-mentioned study is the Company’s proprietary topical GEL and it unexpectedly showed evidence of psoriasis improving properties.  At the end of week 2, 15% of study subjects treated with the GEL achieved a clear or almost clear state.  At the end of week 4, 20% of subjects treated with the GEL had achieved a clear or almost clear state, and at the end of week 8, 25% of subjects had achieved a clear or almost clear state.  The Company owns worldwide rights to this topical GEL and is exploring the possibility of developing it as an OTC product for mild psoriasis.

To date, we have incurred $6,504,000 of project costs related to our development of Topical PTH (1-34).  These project costs have been incurred since April 1, 2005, the date of the Tarpan Therapeutics acquisition.  During 2008, $1,382,000 of these costs were incurred.

Altoderm

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

Product Development

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

In a second, Phase 3, randomized, double-blind, vehicle-controlled clinical study (also conducted in Europe by T&R) Altoderm was safe and well tolerated, and showed a trend toward improvement in pruritus, but the efficacy results were inconclusive.  Altoderm treated subjects and vehicle only treated subjects experienced a similar improvement (each greater than 30%), and therefore, the study did not achieve statistical significance.

Subsequent to December 31, 2008 the Company terminated the Altoderm Agreement for convenience.  The Company has no further financial liability or commitment to T&R under the Altoderm Agreement.

To date we have incurred $1,110,000 for the development of Altoderm.  During 2008, $98,000 of these costs were incurred.

Altolyn

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

Subsequent to December 31, 2008 the Company terminated the Altolyn Agreement for convenience.  The Company has no further financial liability or commitment to T&R under the Altolyn Agreement.

To date we have incurred $831,000 for the development of Altolyn.  During 2008, $98,000 of these costs were incurred.

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

To date, we have incurred $15,510,000 for the development of OE, none of which was incurred during 2008.

Propofol Lingual Spray

On July 9, 2007, the Company announced that it discontinued development of Propofol Lingual Spray for pre-procedural sedation.

To date, we have incurred $2,984,000 for the development of Propofol Lingual Spray, none of which was incurred during 2008.

Summary of Contractual Commitments

Employment Agreement

The Company has employment agreements with two employees for the payment of aggregate annual base salary of $675,000 as well as performance based bonuses.  These agreements have a remaining term of three months for one employee and six months for the second employee and have a remaining obligation of $226,000 as of December 31, 2008.  As per the terms of the Secured 12% Notes sold in the fourth quarter of 2008 and the first quarter of 2009 management, comprised of the two employees under contract, has agreed to reduce their salaries effective as of October 1, 2008.  If the Company sells less than $1.5 million of Secured 12% Notes then their salaries shall be reduced by one-third.  If the Company sells at least $1.5 million but less than $2 million of Secured 12% Notes then their salaries shall be reduced by 20%.  The Company sold $1.725 million of Secured 12% Notes, management therefore was paid 80% of their salaries during the fourth quarter of 2008. Also as per the terms of the Secured 12% Notes the reduction in management’s salaries shall be further reduced to 10% if the Company realizes gross proceeds of $500,000 or more from other sources and shall be reduced to 0% if the Company realizes gross proceeds of $1,000,000 or more from other sources.  In February 2009 the Company received a $500,000 milestone payment from the Hedrin JV; therefore management’s salaries are currently reduced by 10%.

Leases

Rent expense for the years ended December 31, 2008 and 2007 was $139,636 and $141,012, respectively.  Future minimum rental payments subsequent to December 31, 2008 under an operating lease for the Company’s office facility are as follows:

Years Ending December 31,	Commitment
2009	$63,900
2010 and subsequent	$0

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

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” (“Statement 123(R)”) for employee options using the modified prospective transition method. Statement 123(R) revised Statement 123 to eliminate the option to use the intrinsic value method and required the Company to expense the fair value of all employee options over the vesting period.  Under the modified prospective transition method, the Company recognized compensation cost for the years ended December 31, 2008 and 2007 which includes a) period compensation cost related to share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and b) period compensation cost related to share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective method, the Company has not restated prior period results.

New Accounting Pronouncements

In February 2008, the FASB issued two Staff Positions on SFAS 157: (1) FASB Staff Position No. FAS 157-1 (“FAS 157-1”), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and (2) FASB Staff Position No. FAS 157-2 (“FAS 157-2”), “Effective Date of FASB Statement No 157.” FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from SFAS 157’s scope. FAS157-2 partially defers Statement 157’s effective date.  The adoption of FAS 157-1 and  FAS 157-2 did not have a material impact on its financial statements.

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

In March 2008, the FASB issued SFAS No. 161 "Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 amends SFAS 133 by requiring expanded disclosures about an entity's derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS 161 is effective for the Company as of January 1, 2009. The Company does not believe that SFAS 161 will have any impact on its financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS 163”). SFAS 163 requires recognition of a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 carifies how FAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for years beginning after December 15, 2008, and interim periods within those years, except for certain disclosure requirements which are effective for the first period (including interim periods) beginning after May 23, 2008.  The Company does not believe that SFAS 163 will have any impact on its financial statements.

The FASB and the Securities and Exchange Commission had issued certain other accounting pronouncements as of December 31, 2008 that will become effective in subsequent periods; however, the Company does not believe that any of those pronouncements would have significantly affected its financial accounting measures or disclosures had they been in effect during the years ended December 31, 2008 and 2007 and for the period from August 6, 2001 (inception) to December 31, 2008 or that will have a significant effect at the time they become effective.

In December 2007, the FASB issued SFAS No. 141(R), a revised version of SFAS No. 141, “Business Combinations” (“SFAS 141R”).  The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles with international accounting standards. SFAS 141R applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company does not expect the adoption of SFAS 141(R) to have a significant impact on our results of operations or financial position.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its financial position and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

For a list of the financial statements filed as part of this report, see the Index to Financial Statements beginning at Page F-1 of this Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date in alerting them on a timely basis to material information required to be disclosed our reports to the Securities and Exchange Commission.  There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are likely to materially affect, our internal controls over financial reporting.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO Framework.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting is effective as of December 31, 2008.

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

ITEM 9B.    OTHER INFORMATION

On March 28, 2008 the employment agreement between the Company and Douglas Abel, the Company’s president and chief executive officer, was extended by mutual agreement for a period of one year, through April 1, 2009.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

The name and age of each of our six directors as of March 27, 2009, his position with us, his principal occupation, and the period during which such person has served as a director of our company are set forth below.  All directors hold office until the next annual meeting of shareholders or until their respective successors are elected and qualified.

Name	Age	Position(s) Held	Director Since
Douglas Abel	47	President, Chief Executive Officer and Director	2005
Neil Herskowitz	52	Director	2004
Malcolm Hoenlein	65	Director	2004
Timothy McInerney	48	Director	2004
Richard I. Steinhart	51	Director	2004
Michael Weiser, M.D.	46	Director	2003

Douglas Abel has been our President and Chief Executive Officer and a director of our company since April 2005.  Mr. Abel was President and CEO of Tarpan Therapeutics, Inc., a privately-held biopharmaceutical company, from November 2004 until April 2005, when Tarpan was acquired by us. Prior to becoming President and CEO of Tarpan, Mr. Abel served as Vice President of the Dermatology Business Unit at Biogen Idec where he worked from August 2000 to November 2004. While at Biogen, he led more than 100 employees to support the launch of AMEVIVE®. Before that, Mr. Abel was at Allergan Pharmaceuticals from December 1987 to August of 2000, with his most recent position being Director of BOTOX® Marketing. Mr. Abel received his A.B. in chemistry from Lafayette College and an M.B.A. from Temple University.

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

Michael Weiser, M.D., Ph.D., has served as a director of our company since February 2003.  Dr. Weiser currently serves as founder and co-chairman of Actin Biomed, a position he has held since December 2006.  Previously, he served as Director of Research of Paramount BioSciences, Inc.  Dr. Weiser completed his Ph.D. in Molecular Neurobiology at Cornell University Medical College and received his M.D. from New York University School of Medicine, where he also completed a Postdoctoral Fellowship in the Department of Physiology and Neuroscience.  Dr. Weiser currently serves on the boards of directors of Hana Biosciences, Inc. (NASDAQ: HNAB), Chelsea Therapeutics International Ltd. (NASDAQ: CHTP), Emisphere Technologies Inc. (NASDAQ: EMIS), ZIOPHARM Oncology Inc. (NASDAQ: ZIOP), and VioQuest Pharmaceuticals Inc. (OTCBB: VQPH), as well as several other privately held biotechnology companies.

There are no family relationships among any of our executive officers, directors and key employees.

Independence of the Board of Directors

Our common stock has not been listed on a national securities exchange since we voluntarily de-listed our shares from the American Stock Exchange, or AMEX, effective March 26, 2008 and therefore, we are not subject to any corporate governance requirements regarding independence of board or committee members.  However, we have chosen the definition of independence contained in the AMEX rules  as a benchmark to evaluate the independence of its directors.  Under the AMEX listing standards, an "independent director" of a company means a person who is not an officer or employee of the company or its subsidiaries and who the board of directors has affirmatively determined does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  After review of all relevant transactions or relationships between each director, or any of his family members, and our company, our senior management and our independent registered public accounting firm, the Board has determined that all of our directors are independent directors within the meaning of the applicable AMEX listing standard, except for Mr. Abel, our President and Chief Executive Officer.

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

    Audit Committee

The Audit Committee oversees our accounting and financial reporting process. For these purposes, the Audit Committee performs several functions. For example, the Committee evaluates and assesses the qualifications of the independent registered public accounting firm; determines the engagement of the independent registered public accounting firm; determines whether to retain or terminate the existing independent registered public accounting firm; reviews and approves the retention of the independent registered public accounting firm to perform any non-audit services; reviews the financial statements to be included in our Annual Report on Form 10-K; and discusses with management and the independent registered public accounting firm the results of the annual audit and the results of our quarterly financial statements. The Board of Directors adopted a written Audit Committee Charter, a copy of which can be found on our company website at www.manhattanpharma.com ..

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

  Nominating and Governance Committee

The Nominating and Governance Committee considers and recommends to the Board persons to be nominated for election by the stockholders as directors. In addition to nominees recommended by directors, the Nominating and Governance Committee will consider nominees recommended by stockholders if submitted in writing to our Secretary at the address of Company’s principal offices. The Board believes that any candidate for director, whether recommended by stockholders or by the Board, should be considered on the basis of all factors relevant to the needs of our company and the credentials of the candidate at the time the candidate is proposed. Such factors include relevant business and industry experience and demonstrated character and judgment. All current members of the Nominating and Corporate Governance Committee are independent (as independence is currently defined under applicable AMEX listing standards). The Board of Directors adopted a written charter of the Nominating and Governance Committee, a copy of which can be found on our company website at www.manhattanpharma.com.

Communication with the Board of Directors

Although we have not adopted a formal process for stockholder communications with our Board of Directors, we believe stockholders should have the ability to communicate directly with the Board so that their views can be heard by the Board or individual directors, as applicable, and that appropriate and timely responses are provided to stockholders. All communications regarding general matters should be directed to our Secretary at the address below and should prominently indicate on the outside of the envelope that it is intended for the complete Board of Directors or for any particular director(s). If no designation is made, the communication will be forwarded to the entire board. Stockholder communications to the Board should be sent to:   Corporate Secretary,  Attention: Board of Directors (or name(s) of particular directors), Manhattan Pharmaceuticals, Inc., 48 Wall Street, New York, NY 10005.

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

Executive Officers

Set forth below are the names, ages and titles of all of our executive officers as of February 13, 2009.  All directors hold office until the next annual meeting of stockholders or until their respective successors are elected and qualified.

Name	Age	Position
Douglas Abel	47	President & Chief Executive Officer and Director
Michael G. McGuinness	55	Chief Operating and Financial Officer & Secretary

The biographies of our executive officers are set forth below.

Douglas Abel has been President and Chief Executive Officer and a director of our company since April 2005. His complete biography is set forth above under the caption “Management - Directors.”

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation of Executive Officers

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during our last completed fiscal year and (ii) the two most highly compensated executive officers, other than the principal executive officer, that served as an executive officer at the conclusion of the fiscal year ended December 31, 2008 and who received total compensation in excess of $100,000 during such fiscal year (collectively, the “named executives”).

								Nonqualified
							Non-Equity	Deferred
					Option		Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus		Awards		Compensation	Earnings	Compensation		Total
Douglas Abel	2008	$338,750	$0	(2)	$153,244	(4)	$0	$0	$34,000	(3)	$525,994
Chief Executive Officer and President	2007	$345,000	$90,000	(2)	$910,224	(4)	$0	$0	$42,333	(3)	$1,387,557

Michael McGuinness	2008	$263,750	$0	(2)	$199,274	(4)	$0	$0	$9,000	(5)	$472,024
Chief Operating and Financial Officer, Secretary	2007	$238,333	$50,000	(2)	$95,528	(4)	$0	$0	$9,000	(5)	$392,861

Alan G. Harris (1)	2008	$49,167	$0		$0	(4)	$0	$0	$0		$49,167
Chief Medical Officer	2007	$288,333	$0		$292,530	(4)	$0	$0	$9,000	(5)	$589,863

(1)	Dr. Harris’ employment with us ended effective December 31, 2007.

(2)
The Company accrued $180,000 for Mr. Abel and $100,00 for Mr. McGuinness as of December 31, 2007 for such bonuses but had not paid such bonuses as of that date.  Payment of such bonuses were contingent upon our raising additional financing and were to be paid as follows:  (i) 50% when we have consummated a financing transaction with gross proceeds to the Company of at least $1,000,000 (net of commissions) and (ii) the remaining 50% when we have consummated a financing transaction with gross proceeds (net of commissions) to us of at least $2.5  million (cumulative, including the $1 million financing transaction referred to above).  We reached the condition (i) with the initial closing of the Hedrin JV transaction and such 50% was paid.  We reached the condition (ii) with the closing of Secured 12% Notes transactions, however we did not pay the second 50% as we needed to retain the cash to fund operations.  Mr. Abel and Mr. McGuinness have agreed to forfeit the second 50% payment.

(3)
For 2008 represents a payment in the amount of $25,000, which amount represents the approximate amount of additional expense incurred by Mr. Abel relating to his commuting between Boston and New York, without a tax “gross up”, and a matching contributions by us pursuant to our company’s 401(k) retirement plan of $9,000.  For 2007 represents a payment in the amount of $33,333, which represents the approximate amount of additional expense incurred by Mr. Abel relating to his commuting between Boston and New York and a tax “gross up” to cover the additional tax liability to Mr. Abel from such payment, and a matching contributions by us pursuant to our company’s 401(k) retirement plan of $9,000.

(4)
Represents the amount of share-based costs recognized by us during 2008 and 2007 under SFAS No. 123(R).   See Note 3 to our Financial Statements included in our annual reports for 2008 and 2007 on Form 10-K for the assumptions made in the valuation.

(5)	Represents matching contributions by us pursuant to our company’s 401(k) retirement plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the unexercised options held by each of our named executive officers as of December 31, 2008.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Douglas Abel	2,923,900	0	$1.50	04/01/2015
	83,333	166,667	$0.95	04/25/2017
	433,333	866,667	$0.17	03/25/2018
Michael McGuinness	146,666	73,334	$0.70	07/10/2016
	40,000	20,000	$1.35	07/10/2016
	106,667	213,333	$0.95	04/25/2017
	366,667	733,333	$0.17	03/25/2018

Employment Agreements

Douglas Abel. We entered into an employment agreement and an extension to that employment agreement with Mr. Abel dated April 1, 2005, whereby Mr. Abel agreed to serve as our President and Chief Executive Officer for a period of four years in exchange for (i) an annual base salary of $300,000, subject to a retroactive increase in the amount of $25,000 upon our completing a financing transaction of at least $5,000,000, (ii) a signing bonus in the amount of $200,000, which was payable in two installments during the first year of the agreement, (iii) a discretionary performance-based bonus in an amount equal to up to 50% of Mr. Abel’s base salary, and (iv) an option to purchase 2,923,900 shares of our common stock at $1.50 per share with three-year annual vesting, purchasable for a 10-year term. In accordance with the terms of his employment agreement and as a result of our private placement financing that we completed in August 2005, Mr. Abel’s salary was increased to $325,000 retroactive to April 1, 2005.   On November 19, 2008, at the first closing of our Secured 12% Notes private placement, we entered an amendment to the employment agreement, which provide for a reduction of up to one-third of the salary payable to Mr. Abel until we shall have received at least $2,500,000 of gross proceeds from the sale of the units or other sales of securities or from other revenue received by us in the operation of our business or any combination of the foregoing.

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

Michael G. McGuinness. Mr. McGuinness’ employment with us is governed by an employment agreement dated July 7, 2006. The agreement provides for an initial three-year term of employment ending July 2009, subject to additional one-year renewal periods upon the mutual agreement of the parties. Pursuant to the agreement, Mr. McGuinness is entitled to an annual base salary of $205,000 and an annual bonus, payable in the discretion of our Board, of up to 30 percent of his annual base salary. Mr. McGuinness is also entitled to certain other fringe benefits that are made available to our senior executives from time to time, including medical and dental insurance and participation in our 401(k) plan.  On November 19, 2008, at the first closing of our Secured 12% Notes private placement, we entered an amendment to the employment agreement, which provide for a reduction of up to one-third of the salary payable to Mr. McGuinness until we shall have received at least $2,500,000 of gross proceeds from the sale of the units or other sales of securities or from other revenue received by us in the operation of our business or any combination of the foregoing.

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

Compensation of Directors

Non-employee directors are eligible to participate in our Non-employee Director Compensation Arrangement, which was adopted on January 30, 2007.  Under the arrangement, non-employee directors are granted an option to purchase 50,000 shares of common stock upon their initial election or appointment to the board.  Thereafter on an annual basis, non-employee directors are entitled to an option to purchase 50,000 shares of common stock.  Each non-employee director is entitled to a retainer of $20,000 per year, payable on a quarterly basis. In addition, each such director shall be entitled to a fee of $1,000 for each meeting of the Board attended in person, or $500 for attending a meeting by telephone or other electronic means.  Each non-employee director serving on a committee of the Board is entitled to a fee of $1,000 for each meeting of such committee attended by such director in person, or $500 for attending a committee meeting by telephone or other electronic means.  Each non-employee director is also entitled to reimbursement for reasonable out-of-pocket expenses incurred in connection with the performance of his service as a director, including without limitation, travel related expenses incurred in connection with attendance at Board or Board committee meetings.

Due to our need to retain funds for the Company’s operations payment of fees to our directors were suspended for all periods subsequent to March 31, 2008.

The following table shows the compensation earned by each of our non-employee directors for the year ended December 31, 2008:

Name		Fees Earned or Paid in Cash	Option Awards (1)	All Other Compensation	Total
Neil Herskowitz	(2)	$6,500	$14,767	$-	$21,267
Malcolm Hoenlein	(3)	$6,000	$14,767	$-	$20,767
Timothy McInerney	(4)	$5,500	$14,767	$-	$20,267
Richard Steinhart	(5)	$6,500	$14,767	$-	$21,267
Michael Weiser	(6)	$5,500	$14,767	$-	$20,267

(1)
Represents the amount of share-based costs recognized by us during 2008 under SFAS No. 123(R).   See Note 3 to our Financial Statements included in our annual report for 2008 on Form 10-K for the assumptions made in the valuation.

(2)	As of March 27, 2009, Mr. Herskowitz had options to purchase an aggregate of 216,010 shares of our common stock.

(3)	As of March 27, 2009, Mr. Hoenlein had options to purchase an aggregate of 216,010 shares of our common stock.

(4)	As of March 27, 2009, Mr. McInerney had options to purchase an aggregate of 250,000 shares of our common stock.

(5)	As of March 27, 2009, Mr. Steinhart had options to purchase an aggregate of 216,010 shares of our common stock.

(6)	As of March 27, 2009, Mr. Weiser had options to purchase an aggregate of 230,000 shares of our common stock.

Compensation Committee Interlocks and Insider Participation

There were no interlocks or other relationships with other entities among our executive officers and directors that are required to be disclosed under applicable SEC regulations relating to compensation committee interlocks and insider participation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding ownership of shares of our common stock, as of February 13, 2009:

o	by each person known by us to be the beneficial owner of 5% or more of our common stock;

o	by each of our directors and executive officers; and

o	by all of our directors and executive officers as a group.

Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock indicated.  For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, of any shares of our common stock over which he or she has or shares, directly or indirectly, voting or investment power or of which he or she has the right to acquire beneficial ownership at any time within 60 days. As used in this prospectus, "voting power" is the power to vote or direct the voting of shares and "investment power" includes the power to dispose or direct the disposition of shares.  Common stock beneficially owned and percentage ownership as of March 27, 2009 was based on 70,624,232 shares outstanding.  Unless otherwise indicated, the address of each beneficial owner is c/o Manhattan Pharmaceuticals, Inc., 48 Wall Street, New York, NY 10005.

	Number of Shares Beneficially Owned (#)	Percentage Beneficially Owned (%)
Name of Beneficial Owners, Officers and Directors
Douglas Abel (1)	4,036,232	5.41%
Michael McGuinness (2)	1,167,334	1.63%
Michael Weiser (3)	2,595,985	3.66%
Timothy McInerney (4)	1,024,191	1.44%
Neil Herskowitz (5)	188,311	0.27%
Richard I. Steinhart (6)	183,869	0.26%
Malcolm Hoenlien (7)	380,462	0.54%
All directors and officers as a group (8)(7 persons)	9,576,384	12.43%
Lester Lipschutz (9)
1650 Arch Street, Philadelphia, PA 19103	8,941,873	12.66%
Lindsay Rosenwald (10)
787 Seventh Avenue, New York, NY 10019	4,023,259	5.61%
Nordic Biotech Venture Fund II K/S(11)
Ostergrade 5, 3rd floor, DK-1100
Copenhagen K, Denmark	66,666,666	48.56%

There were no directors, officers or beneficial owners of more than 10% of any class of equity securities of the Company or any other person subject to section 16 of the Exchange Act that failed to file on a timely basis reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

(1)	Includes 3,957,232 shares issuable upon exercise of vested portions of options and 24,000 shares issuable upon exercise of warrants.
(2)	Includes 1,133,334 shares issuable upon exercise of vested portions of options and 24,000 shares issuable upon exercise of warrants.
(3)	Includes 196,668 shares issuable upon the exercise of vested portions of options, and 151,754 shares issuable upon exercise of warrants.
(4)	Includes 216,668 shares issuable upon exercise of vested portions of options; and 139,863 shares issuable upon exercise of warrants.
(5)
 Includes 182,678 shares issuable upon exercise of vested portions of options, and 43,444 shares issuance upon exercise of warrants; 77,288 shares held by Riverside Contracting, LLC, a limited liability company of which Mr. Herskowitz is a member holding 50% ownership and 44,168 shares held by ReGen Capital II, LLC, a limited liability company of which Mr. Herskowitz is a member holding 50% ownership.

(6)	Includes 182,678 shares issuable upon exercise of vested portions of options.
(7)	Includes 182,678 shares issuable upon exercise of vested portions of options.
(8)
 Includes 5,861,936 shares issuable upon exercise of vested portions of options; 383,061 shares issuable upon the exercise of warrants; 77,288 shares held by Riverside Contracting, LLC, a limited liability company of which Mr. Herskowitz is a member holding 50% ownership and 44,168 shares held by ReGen Capital II, LLC, a limited liability company of which Mr. Herskowitz is a member holding 50% ownership.

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

(10)
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

(11)
Includes 55,555,555 shares issuable upon exercise of Nordic's right to put all or a portion of Nordic Biotech Venture Fund II K/S' equity interest in H Pharmaceuticals K/S (formerly Hedrin Pharmaceuticals K/S), a Danish limited partnership, of which we and Nordic are partners and  11,111,111 shares issuable upon exercise of an outstanding warrant held by Nordic.  Florian Schonharting and Christian Hansen have voting and investment control over such securities.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Oleoylestrone Developments, SL

Pursuant to the terms of a license agreement dated February 15, 2002 between us and Oleoylestrone Developments, SL, or OED, which was terminated in November 2007, we had an exclusive, worldwide license to U.S. and foreign patents and patent applications relating to certain technologies. Although we were not obligated to pay royalties to OED, the license agreement required us to make certain performance-based milestone payments.  As of February 13, 2009, OED held approximately 5.6% of our outstanding common stock.  Additionally, Mr. Pons, a former member of our board of directors, is the chief executive officer of OED.

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

Paramount BioCapital, Inc.

In February 2007, we engaged Paramount BioCapital, Inc., as our placement agent in connection with the private placement. In consideration for its services, we paid aggregate cash commissions of approximately $600,000 and issued to Paramount a 5-year warrant to purchase an aggregate of 509,275 shares at an exercise price of $1.00 per share. At the time of the engagement, Timothy McInerney was an employee of Paramount BioCapital, Inc. or one of its affiliates. The sole shareholder of Paramount BioCapital, Inc. is Lindsay A. Rosenwald, M.D. Dr. Rosenwald beneficially owns more than 5% of our common stock.  On March 30, 2007, we entered into a series of subscription agreements with various institutional and other accredited investors for the issuance and sale in a private placement of an aggregate of 10,185,502 shares of our common stock for total gross proceeds of approximately $8.56 million. Of the total amount of shares issued, 10,129,947 were sold at a per share price of $0.84, and an additional 55,555 shares were sold to an entity affiliated with Neil Herskowitz, a director of Manhattan, at a per share price of $0.90, the closing sale price of our common stock on March 29, 2007. Pursuant to the subscription agreements, we also issued to the investors 5-year warrants to purchase an aggregate of 3,564,897 shares of our common stock at an exercise price of $1.00 per share. The warrants are exercisable during the period commencing September 30, 2007 and ending March 30, 2012.

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

The Hedrin JV

We and Nordic Biotech Venture Fund II K/S, or Nordic, entered into a joint venture agreement on January 31, 2008, which was amended on February 18, 2008 and on June 9, 2008.  Pursuant to the joint venture agreement, in February 2008, (i) Nordic contributed cash in the amount of $2.5 million to H Pharmaceuticals K/S (formerly Hedrin Pharmaceuticals K/S), a newly formed Danish limited partnership, or the Hedrin JV, in exchange for 50% of the equity interests in the Hedrin JV, and (ii) we contributed certain assets to North American rights (under license) to our Hedrin product to the Hedrin JV in exchange for $2.0 million in cash and 50% of the equity interests in the Hedrin JV.  On or around June 30, 2008, in accordance with the terms of the joint venture agreement, Nordic contributed an additional $1.25 million in cash to the Hedrin JV, $1.0 million of which was distributed to us and equity in the Hedrin JV was distributed to each of us and Nordic sufficient to maintain our respective ownership interests at 50%.

Pursuant to the joint venture agreement, upon the classification by the U.S. Food and Drug Administration, or the FDA, of Hedrin as a Class II or Class III medical device, Nordic was required to contribute to the Hedrin JV an additional $1.25 million in cash, $0.5 million of which was to be distributed to us and equity in the Hedrin JV was to be distributed to each of us and Nordic sufficient to maintain our respective ownership interests at 50%.    The FDA notified the Hedrin JV that Hedrin has been classified as a Class III medical device and in February 2009, Nordic made the $1.25 million investment in the Hedrin JV, the Hedrin JV made the $0.5 million milestone payment to us and equity in the Hedrin JV was distributed to us and Nordic Nordic sufficient to maintain our respective ownership interests at 50%.  In accordance with the terms of the joint venture agreement, the Hedrin JV has received a total of $1.5 million cash to be applied toward the development and commercialization of Hedrin in North America.

The Hedrin JV will be responsible for the development and commercialization of Hedrin for the North American market and all associated costs including clinical trials, if required, regulatory costs, patent costs, and future milestone payments owed to Thornton & Ross Ltd., or T&R, the licensor of Hedrin.  The Hedrin JV will engage us to provide management services to the Hedrin JV in exchange for an annualized management fee, which for 2008, on an annualized basis, is $527,000.   The profits of the Hedrin JV will be shared by us and Nordic in accordance with our respective equity interests in the Hedrin JV, of which we each currently hold 50%, except that Nordic is entitled to receive a minimum return each year from the Hedrin JV equal to 6% on Hedrin sales, as adjusted for any change in Nordic’s equity interest in the Hedrin JV, before any distribution is made to us.  If the Hedrin JV realizes a profit in excess of the Nordic minimum return in any year, then such excess shall first be distributed to us until our distribution and the Nordic minimum return are in the same ratio as our respective equity interests in the Hedrin JV and then the remainder, if any, is distributed to Nordic and us in the same ratio as our respective equity interests.  However, in the event of a liquidation of the Hedrin JV, Nordic’s distribution in liquidation must equal the amount Nordic invested in the Hedrin JV ($5 million) plus 10% per year, less the cumulative distributions received by Nordic from the Hedrin JV before any distribution is made to us.  If the Hedrin JV’s assets in liquidation exceed the Nordic liquidation preference amount, then any excess shall first be distributed to us until our distribution and the Nordic liquidation preference amount are in the same ratio as our respective equity interests in the Hedrin JV and then the remainder, if any, is distributed to Nordic and us in the same ratio as our respective equity interests.  Further, in no event shall Nordic’s distribution in liquidation be greater than assets available for distribution in liquidation.

Pursuant to the terms of the joint venture agreement, Nordic has the right to nominate one person for election or appointment to our board of directors.  The Hedrin JV's board of directors consists of four members, two members appointed by us and two members appointed by Nordic.  Nordic has the right to appoint one of the directors as chairman of the board.  The chairman has certain tie breaking powers.  In the event that the final payment milestone described above is not achieved by March 30, 2009, then the Hedrin JV 's board of directors will increase to five members, two appointed by us and three appointed by Nordic.

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

Pursuant to the joint venture agreement, we have the right to call all or a portion of Nordic's equity interest in the Hedrin JV in exchange for such number of shares of our common stock equal to the portion of Nordic's investment in the Hedrin JV that we call by the dollar amount of Nordic's investment as of such date in the Hedrin JV, divided by $0.14, as adjusted from time to time for stock splits and other specified events.  The call right is only exercisable by us if the price of our common stock has closed at or above $1.40 per share for 30 consecutive trading days.  During the first 30 consecutive trading days in which our common stock closes at or above $1.40 per share, we may exercise up to 25% of the call right.  During the second 30 consecutive trading days in which our common stock closes at or above $1.40 per share, we may exercise up to 50% of the call right on a cumulative basis.  During the third consecutive 30 trading days in which our common stock closes at or above $1.40 per share, we may exercise up to 75% of the call right on a cumulative basis.  During the fourth consecutive 30 days in which our common stock closes at or above $1.40 per share, we may exercise up to 100% of the call right on a cumulative basis.  Nordic may refuse the call, either by paying $1.5 million multiplied by the percentage of Nordic's investment being called or forfeiting an equivalent portion of the put right, calculated on a pro rata basis for the percentage of the Nordic equity interest called by us.   The call right expires on February 25, 2013.  For purposes of Nordic’s right to put, and our right to call, all or a portion of Nordic’s equity interest in the Hedrin JV, the amount of Nordic’s investment is currently $5,000,000.

Issuance of Secured Promissory Notes and Warrants

On September 11, 2008, we issued a secured promissory note in the principal amount of $12,000 to each of Douglas Abel, our President and Chief Executive Officer and a director of our company; Michael Weiser, a director of our company; Timothy McInerny, a director of our company; Neil Herskowitz, a director of our company, and Michael McGuiness, our Chief Financial Officer and Chief Operating Officer.  Principal and interest on the notes are payable in cash on March 10, 2009 unless paid earlier by us.  In connection with the issuance of the notes, we issued to each noteholder a 5-year warrant to purchase 24,000 shares of our common stock at an exercise price of $0.20 per share.  We granted to the noteholders a continuing security interest in certain specific refunds, deposits and repayments due to us and expected to be repaid to us in the next several months. The secured 10% notes were repaid in February 2009 along with interest thereon.

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

ITEM 14.  PRINCIPAL ACCOUNTANTING FEES AND SERVICES.

Fees Billed to the Company by Its Independent Auditors

The following is a summary of the fees billed to us by J.H. Cohn LLP, our independent registered public accounting firm for professional services rendered for fiscal years ended December 31, 2008 and 2007:

	J.H. Cohn LLP
Fee Category	Fiscal 2008 Fees	Fiscal 2007 Fees
Audit Fees	$149,818	$103,940
Audit-Related Fees (1)	29,403	11,520
Tax Fees (2)	12,500	18,708
All Other Fees (3)	-	-
Total Fees	$191,721	$134,168

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

At present, our audit committee approves each engagement for audit or non-audit services before we engage our independent registered public accounting firm to provide those services.  Our audit committee has not established any pre-approval policies or procedures that would allow our management to engage our independent registered public accounting firm to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by our independent registered public accounting firm for fiscal 2008 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

ITEM 15.  EXHIBITS LIST

The following documents are included or incorporated by reference in this report.

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

4.4	Form of warrant issued to investors in the Registrant’s August 2005 private placement (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed September 1, 2005).

4.5	Form of warrant issued to placement agents in the Registrant’s August 2005 private placement (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed September 1, 2005).

4.6
Warrant, dated April 30, 2008, issued to Nordic Biotech Venture Fund II K/S (incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-1 filed on May 1, 2008 (File No. 333-150580)).

4.7	Form of Warrant issued to Noteholders on September 11, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 15, 2008)

4.8	Form of Warrant issued to Noteholders on November 19, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on November 25, 2008)

10.1	1995 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-QSB for the quarter ended September 30, 1996).

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

10.11	Separation Agreement between the Registrant and Alan G. Harris December 21, 2007 (incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-K filed March 31, 2008.)

10.12	Employment Agreement dated July 7, 2006 between the Registrant and Michael G. McGuinness (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed July 12, 2006.)

10.13	Summary terms of compensation plan for Registrant’s non-employee directors (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed February 5, 2007).

10.14	Form of Stock Option Agreement issued under the Registrant’s 2003 Stock Option Plan (Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-KSB filed April 2, 2078.)

10.15
Exclusive License Agreement for “Altoderm” between Thornton & Ross Ltd. and Manhattan Pharmaceuticals, Inc. dates April 3, 2007. (Incorporated by reference to Exhibit 10.3 of the registrant’s form 10-Q for the quarter ended June 30, 2007 filed on August 14, 2007.)

10.16
Exclusive License Agreement for “Altolyn” between Thornton &Ross Ltd. and Manhattan Pharmaceuticals, Inc. dated April 3, 2007.  (Incorporated by reference to Exhibit 10.4 of the registrant’s form 10-Q for the quarter ended June 30, 2007 filed on August 14, 2007.)

10.17
Exclusive License Agreement for “Hedrin” between Thornton &Ross Ltd. , Kerris, S.A. and Manhattan Pharmaceuticals, Inc. dated June 26, 2007. (Incorporated by reference to Exhibit 10.5 of the registrant’s form 10-Q for the quarter ended June 30, 2007 filed on August 14, 2007.)

10.18
Supply Agreement for “Hedrin” between Thornton & Ross Ltd. and Manhattan Pharmaceuticals, Inc. dated June 26, 2007. (Incorporated by reference to Exhibit 10.6 of the registrant’s form 10-Q for the quarter ended June 30, 2007 filed on August 14, 2007.)

10.19	Joint Venture Agreement between Nordic Biotech Fund II K/S and Manhattan Pharmaceuticals, Inc. to develop and commercialize “Hedrin” dated January 31, 2008.

10.20
Amendment No. 1, dated February 25, 2008, to the Joint Venture Agreement between Nordic Biotech Fund II K/S and Manhattan Pharmaceuticals, Inc. to develop and commercialize “Hedrin” dated January 31, 2008 (Incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K filed March 31, 2008).

10.21
Omnibus Amendment to Joint Venture Agreement and Additional Agreements, dated June 9, 2008, among Manhattan Pharmaceuticals, Inc., Hedrin Pharmaceuticals K/S, Hedrin Pharmaceuticals General Partner ApS and Nordic Biotech Venture Fund II K/S.

10.22
Assignment and Contribution Agreement between Hedrin Pharmaceuticals K/S and Manhattan Pharmaceuticals, Inc. dated February 25, 2008.  (Incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K filed March 31, 2008.)

10.23
Registration Rights Agreement between Nordic Biotech Venture Fund II K/S and Manhattan Pharmaceuticals, Inc. dated February 25, 2008.  (Incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-K filed March 31, 2008.)

10.24	Letter Agreement, dated September 17, 2008, between Nordic Biotech Venture Fund II K/S and Manhattan Pharmaceuticals, Inc.

10.25	Amendment to Employment Agreement by and between Manhattan Pharmaceuticals, Inc. and Douglas Abel (Incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-K filed March 31, 2008.)

10.26	Form of Secured Promissory Note, dated September 11, 2008 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 15, 2008)

10.27
Securities Purchase Agreement, dated November 19, 2008, by and among the Registrant and the investors listed on Exhibit A-1 and A-2 thereto  (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 25, 2008)

10.28
Registration Rights Agreement, dated November 19, 2008, by and among the Registrant, the Placement Agent and the investors listed on Exhibit A thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 25, 2008)

10.29
Security Agreement, dated November 19, 2008, by and among the Registrant and each person named on Exhibit A-1 and A-2 of the Securities Purchase Agreement  (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 25, 2008)

10.30
Default Agreement, dated November 19, 2008, by and among the Registrant and the persons and entities listed on Schedule A thereto  (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 25, 2008)

10.31	Form of 12% Senior Secured Promissory Note (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 25, 2008)

10.32
Amendment No. 2 to the Employment Agreement between the Registrant and Douglas Abel, dated November 19, 2008  (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on November 25, 2008)

10.33
Amendment No. 1 to the Employment Agreement between the Registrant and Michael McGuinness, dated November 19, 2008  (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on November 25, 2008)

10.34	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on November 25, 2008)

23.1	Consent of J.H. Cohn LLP

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2009.

Manhattan Pharmaceuticals, Inc.

By:	/s/ Douglas Abel
Douglas Abel
Chief Executive Officer and President

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Manhattan Pharmaceuticals, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Abel	Chief Executive Officer, President and	March 31, 2009
Douglas Abel	Director (principal executive officer)

/s/ Michael G. McGuinness	Secretary and Chief Financial Officer	March 31, 2009
Michael G. McGuinness	(principal accounting and financial officer)

/s/ Neil Herskowitz	Director	March 31, 2009
Neil Herskowitz

/s/ Malcolm Hoenlein	Director	March 31, 2009
Malcolm Hoenlein

/s/ Timothy McInerney	Director	March 31, 2009
Timothy McInerney

/s/ Richard Steinhart	Director	March 31, 2009
Richard Steinhart

/s/ Michael Weiser	Director	March 31, 2009
Michael Weiser

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2008 and 2007	F-3
Statements of Operations for the Years Ended December 31, 2008 and 2007 and the cumulative period from August 6, 2001 (inception) to December 31, 2008	F-4
Statement of Stockholders’ Equity (Deficiency) for the Years Ended December 31, 2008 and 2007 and the cumulative period from August 6, 2001 (inception) to December 31, 2008	F-5
Statements of Cash Flows for the Years Ended December 31, 2008 and 2007 and the cumulative period from August 6, 2001 (inception) to December 31, 2008	F-7
Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Manhattan Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Manhattan Pharmaceuticals, Inc. (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended, and for the period from August 6, 2001 (date of inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manhattan Pharmaceuticals, Inc. as of December 31, 2008 and 2007, and its results of operations and cash flows for the years then ended and for the period from August 6, 2001 (date of inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred net losses and negative cash flows from operating activities from its inception through December 31, 2008 and has an accumulated deficit and negative working capital as of December 31, 2008.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 2.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ J.H. Cohn LLP

Roseland, New Jersey
March 30, 2009

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$106,023	$649,686
Restricted cash	730,499	-
Prepaid expenses	37,718	215,852
Total current assets	874,240	865,538

Property and equipment, net	9,072	44,533
Secured 12% notes payable issue costs	330,756	-
Other assets	34,895	70,506
Total assets	$1,248,963	$980,577

Liabilities and Stockholders' Deficiency

Current Liabilities:
Secured 10% notes payable	$70,000	$-
Accounts payable	542,296	1,279,485
Accrued expenses	874,072	592,177
Total current liabilities	1,486,368	1,871,662

Secured 12% notes payable, net	1,174,107	-
Interest payable on secured 12% notes payable	15,237
Exchange obligation	2,949,176	-
Total liabilities	5,624,888	1,871,662

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value. Authorized 1,500,000 shares; no shares issued and outstanding at December 31, 2008 and 2007	-	-
Common stock, $.001 par value. Authorized 150,000,000 shares; 70,624,232 shares issued and outstanding at December 31, 2008 and December 31, 2007	70,624	70,624
Additional paid-in capital	54,821,379	54,037,361
Deficit accumulated during the development stage	(59,267,928)	(54,999,070)
Total stockholders’ deficiency	(4,375,925)	(891,085)
Total liabilities and stockholders' deficiency	$1,248,963	$980,577

See accompanying notes to consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statements of Operations

	Years ended December 31,		Cumulative period from August 6, 2001 (inception) to December 31,
	2008	2007	2008
Revenue	$-	$-	$-

Costs and expenses:
Research and development	1,802,792	8,535,687	28,291,835
General and administrative	2,609,910	3,608,270	16,462,273
In-process research and development charge	-	-	11,887,807
Impairment of intangible assets	-	-	1,248,230
Loss on disposition of intangible assets	-	-	1,213,878

Total operating expenses	4,412,702	12,143,957	59,104,023

Operating loss	(4,412,702)	(12,143,957)	(59,104,023)

Other (income) expense:
Equity in losses of Hedrin JV	250,000		250,000
Interest and other income	(458,634)	(112,181)	(1,280,531)
Interest expense	64,790	476	90,824
Realized gain on sale of marketable equity securities	-	-	(76,032)

Total other income	(143,844)	(111,705)	(1,015,739)

Net loss	(4,268,858)	(12,032,252)	(58,088,284)

Preferred stock dividends (including imputed amounts)	-	-	(1,179,644)

Net loss applicable to common shares	$(4,268,858)	$(12,032,252)	$(59,267,928)

Net loss per common share:
Basic and diluted	$(0.06)	$(0.18)

Weighted average shares of common stock outstanding:
Basic and diluted	70,624,232	68,015,075

See accompanying notes to consolidated financial statements.

MANHATTAN PAHRMACEUTICALS, INC.
(A Development Stage Company
Statement of Stockholders' Equity (Deficiency)

	Series A convertible preferred stock shares	Series A convertible preferred stock amount	Common stock shares	Common stock amount	Additional paid-in capital	Subscription receivable	Deficit accumulated during development stage	Dividends payable in Series A preferred stock	Accumulated other comprehensive income (loss)	Unearned consulting services	Total stockholders’ equity (deficiency)
Stock issued at $0.0004 per share for subscription receivable	-	$-	10,167,741	$10,168	$(6,168)	$(4,000)	$-	$-	$-	$-	$-
Net loss	-	-	-	-	-	-	(56,796)	-	-	-	(56,796)
Balance at December 31, 2001	-	-	10,167,741	10,168	(6,168)	(4,000)	(56,796)	-	-	-	(56,796)

Proceeds from subscription receivable	-	-	-	-	-	4,000	-	-	-	-	4,000
Stock issued at $0.0004 per share for license rights	-	-	2,541,935	2,542	(1,542)	-	-	-	-	-	1,000
Stock options issued for consulting services	-	-	-	-	60,589	-	-	-	-	(60,589)	-
Amortization of unearned consulting services	-	-	-	-	-	-	-	-	-	22,721	22,721
Common stock issued at $0.63 per share, net of expenses	-	-	3,043,332	3,043	1,701,275	-	-	-	-	-	1,704,318
Net loss	-	-	-	-		-	(1,037,320)	-	-	-	(1,037,320)
Balance at December 31, 2002	-	-	15,753,008	15,753	1,754,154	-	(1,094,116)	-	-	(37,868)	637,923

Common stock issued at $0.63 per share, net of expenses	-	-	1,321,806	1,322	742,369	-	-	-	-	-	743,691
Effect of reverse acquisition	-	-	6,287,582	6,287	2,329,954	-	-	-	-	-	2,336,241
Amortization of unearned consulting costs	-	-	-	-	-	-	-	-	-	37,868	37,868
Unrealized loss on short-term investments	-	-	-	-	-	-	-	-	(7,760)	-	(7,760)
Payment for fractional shares for stock combination	-	-	-	-	(300)	-	-	-	-	-	(300)
Preferred stock issued at $10 per share, net of expenses	1,000,000	1,000	-	-	9,045,176	-	-	-	-	-	9,046,176
Imputed preferred stock dividend					418,182	-	(418,182)	-			-
Net loss	-	-	-	-	-	-	(5,960,907)	-	-	-	(5,960,907)
Balance at December 31, 2003	1,000,000	1,000	23,362,396	23,362	14,289,535	-	(7,473,205)	-	(7,760)	-	6,832,932

Exercise of stock options	-	-	27,600	27	30,073	-	-	-	-	-	30,100
Common stock issued at $1.10, net of expenses	-	-	3,368,952	3,369	3,358,349	-	-	-	-	-	3,361,718
Preferred stock dividend accrued	-	-	-	-	-	-	(585,799)	585,799	-	-	-
Preferred stock dividends paid by issuance of shares	24,901	25	-	-	281,073	-	-	(282,388)	-	-	(1,290)
Conversion of preferred stock to common stock at $1.10 per share	(170,528)	(171)	1,550,239	1,551	(1,380)	-	-	-	-	-	-
Warrants issued for consulting services	-	-	-	-	125,558	-	-	-	-	(120,968)	4,590
Amortization of unearned consulting costs	-	-	-	-	-	-	-	-	-	100,800	100,800
Unrealized gain on short-term investments and reversal of unrealized loss on short-term investments	-	-	-	-	-	-	-	-	20,997	-	20,997
Net loss	-	-	-	-	-	-	(5,896,031)	-	-	-	(5,896,031)
Balance at December 31, 2004	854,373	854	28,309,187	28,309	18,083,208	-	(13,955,035)	303,411	13,237	(20,168)	4,453,816

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficiency)

	Series A convertible preferred stock shares	Series A convertible preferred stock amount	Common stock shares	Common stock amount	Additional paid-in capital	Subscription receivable	Deficit accumulated during development stage	Dividends payable in Series A preferred stock	Accumulated other comprehensive income (loss)	Unearned consulting services	Total stockholders’ equity (deficiency)
Common stock issued at $1.11 and $1.15, net of expenses	-	$-	11,917,680	$11,918	$12,238,291	$-	$-	$-	$-	$-	$12,250,209
Common stock issued to vendor at $1.11 per share in satisfaction of accounts payable	-	-	675,675	676	749,324	-	-	-	-	-	750,000
Exercise of stock options	-	-	32,400	33	32,367	-	-	-	-	-	32,400
Exercise of warrants	-	-	279,845	279	68,212	-	-	-	-	-	68,491
Preferred stock dividend accrued	-	-	-	-	-	-	(175,663)	175,663	-	-	-
Preferred stock dividends paid by issuance of shares	41,781	42	-	-	477,736	-	—	(479,074)	-	-	(1,296)
Conversion of preferred stock to common stock at $1.10 per share	(896,154)	(896)	8,146,858	8,147	(7,251)	-	-	-	-	-	-
Share-based compensation	-	-	-	-	66,971	-	-	-	-	20,168	87,139
Reversal of unrealized gain on short-term investments	-	-	-	-	-	-	-	-	(12,250)	-	(12,250)
Stock issued in connection with acquisition of Tarpan Therapeutics, Inc.	-	-	10,731,052	10,731	11,042,253	-	-	-	-	-	11,052,984
Net loss	-	-	-	-	-	-	(19,140,997)	-	-	-	(19,140,997)
Balance at December 31, 2005	-	-	60,092,697	60,093	42,751,111	-	(33,271,695)	-	987	-	9,540,496

Cashless exercise of warrants	-	-	27,341	27	(27)	-	-	-	-	-	—
Share-based compensation	-	-	-	-	1,675,499	-	-	-	-	-	1,675,499
Unrealized loss on short-term investments	-	-	-	-	-	-	-	-	(987)	—	(987)
Costs associated with private placement	-	-	-	-	(15,257)	-	-	-	-	-	(15,257)
Net loss	-	-	-	-	-	-	(9,695,123)	-	-	-	(9,695,123)
Balance at December 31, 2006	-	-	60,120,038	60,120	44,411,326	-	(42,966,818)	-	-	-	1,504,628

Common stock issued at $0.84 and $0.90 per shares, net of expenses	-	-	10,185,502	10,186	7,841,999	-	-	-	-	-	7,852,185
Common stock issued to directors at $0.72 per share in satisfaction of accounts payable	-	-	27,776	28	19,972	-	-	-	-	-	20,000
Common stock issued to in connection with in-licensing agreement at $0.90 per share	-	-	125,000	125	112,375	-	-	-	-	-	112,500
Common stock issued to in connection with in-licensing agreement at $0.80 per share	-	-	150,000	150	119,850	-	-	-	-	-	120,000
Exercise of warrants	-	-	10,327	15	7,219	-	-	-	-	-	7,234
Cashless exercise of warrants	-	-	5,589	-	(6)	-	-	-	-	-	(6)
Share-based compensation	-	-	-	-	1,440,956	-	-	-	-	-	1,440,956
Warrants issued for consulting					83,670						83,670
Net loss	-	-	-	-	-	-	(12,032,252)	-	-	-	(12,032,252)
Balance at December 31, 2007	-	-	70,624,232	70,624	54,037,361	-	(54,999,070)	-	-	-	(891,085)
Sale of warrant					150,000						150,000
Share-based compensation					463,890						463,890
Warrants issued with secured 12% notes					170,128						170,128
Net loss							(4,268,858)				(4,268,858)
Balance at December 31, 2008	-	$-	70,624,232	$70,624	$54,821,379	$-	$(59,267,928)	$-	$-	$-	$(4,375,925)

See accompanying notes to financial statements.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statements of Cash Flows

	Years Ended,		Cumulative period from August 6, 2001 (inception) to December 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(4,268,858)	$(12,032,252)	$(58,088,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses of Hedrin JV	250,000	-	250,000
Share-based compensation	463,890	1,440,956	3,828,873
Interest and amortization of OID and issue costs on Secured 12% Notes	38,574	-	38,574
Shares issued in connection with in-licensing agreement	-	232,500	232,500
Warrants issued to consultant	-	83,670	83,670
Amortization of intangible assets	-	-	145,162
Gain on sale of marketable equity securities	-	-	(76,032)
Depreciation	26,106	48,345	221,931
Non cash portion of in-process research and development charge	-	-	11,721,623
Loss on impairment and disposition of intangible assets	-	-	2,462,108
Other	18,327	-	23,917
Changes in operating assets and liabilities, net of acquisitions:
Increase in restricted cash	(730,499)	-	(730,499)
Decrease in prepaid expenses and other current assets	178,134	48,734	20,527
Decrease (increase) in other assets	35,611	-	(49,895)
Decrease in accounts payable	(737,189)	(93,812)	962,509
Increase in accrued expenses	281,895	42,148	333,751
Net cash used in operating activities	(4,444,009)	(10,229,711)	(38,619,565)
Cash flows from investing activities:
Purchase of property and equipment	(8,973)	(9,134)	(239,608)
Cash paid in connection with acquisitions	-	-	(26,031)
Net cash provided from the purchase and sale of short-term investments	-	-	435,938
Proceeds from sale of license	-	-	200,001
Net cash (used in) provided by investing activities	(8,973)	(9,134)	370,300
Cash flows from financing activities:
Proceeds from the Hedrin JV agreement	2,699,176		2,699,176
Sale of warrant	150,000		150,000
Proceeds from sale of Secured 10% Notes	70,000		70,000
Proceeds from sale of Secured 12% Notes	990,143		1,005,143
Repayments of notes payable to stockholders	-	-	(884,902)
Proceeds (costs) related to sale of common stock, net	-	7,852,185	25,896,262
Proceeds from sale of preferred stock, net	-	-	9,046,176
Proceeds from exercise of warrants and stock options	-	7,228	138,219
Other, net	-	-	235,214
Net cash provided by (used in) financing activities	3,909,319	7,859,413	38,355,288
Net (decrease) increase in cash and cash equivalents	(543,663)	(2,379,432)	106,023
Cash and cash equivalents at beginning of period	649,686	3,029,118	-
Cash and cash equivalents at end of period	$106,023	$649,686	$106,023
Supplemental disclosure of cash flow information:
Interest paid	$475	$1,665	$26,033
Supplemental disclosure of noncash investing and financing activities:
Investment in Hedrin JV	$250,000	$-	$250,000
Warrants issued with Secured 12% Notes	170,128	-	170,128
Common stock issued in satisfaction of accounts payable	-	20,000	770,000
Imputed and accrued preferred stock dividend	-	-	1,179,644
Conversion of preferred stock to common stock	-	-	1,067
Preferred stock dividends paid by issuance of shares	-	-	759,134
Issuance of common stock for acquisitions	-	-	13,389,226
Issuance of common stock in connection with in-licensing agreement	-	232,500	232,500
Marketable equity securities received in connection with sale of license	-	-	359,907
Warrants issued to consultant	-	83,670	83,670
Net liabilities assumed over assets acquired in business combination	-	-	(675,416)
Cashless exercise of warrants	-	6	33

See accompanying notes to financial statements.

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

The Company is a biopharmaceutical company focused on developing and commercializing innovative pharmaceutical therapies for underserved patient populations.  The Company acquires rights to these technologies by licensing or otherwise acquiring an ownership interest, funding their research and development and eventually either bringing the technologies to market or out-licensing.  We currently have two product candidates in development:  Hedrin™, a novel, non-insecticide treatment of pediculitis (head lice) which is being developed by the Hedrin JV, see note 6, and a topical product for the treatment of psoriasis.  During 2007, the Company discontinued development of Oleoyl-estrone and Propofol Lingual Spray.

Acquisition of Tarpan Therapeutics, Inc.

In April 2005, the Company merged with Tarpan Therapeutics, Inc., a Delaware corporation (“Tarpan”), and Tarpan Acquisition Corp., a Delaware corporation. The acquisition of Tarpan has been accounted for by the Company under the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations”.  Under the purchase method, assets acquired and liabilities assumed by the Company are recorded at their estimated fair values and the results of operations of the acquired company are consolidated with those of the Company from the date of acquisition.  The excess purchase price paid by the Company to acquire the net assets of Tarpan was allocated to acquired in-process research and development totaling $11,887,807.  As required by Financial Accounting Standards Board (“FASB”) Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business combinations Accounted for by the Purchase Method” (“FIN 4”), the Company recorded a charge in its consolidated statement of operations for the year ended December 31, 2005 for the in-process research and development.

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

(2)	Liquidity and Basis of Presentation

Liquidity

The Company incurred a net loss of $4,268,858 and negative cash flows from operating activities of $4,444,009 for the year ended December 31, 2008 and $12,032,252 and negative cash flows from operating activities of $10,229,711 for the year ended December 31, 2007.  The net loss applicable to common shares from date of inception, August 6, 2001, to December 31, 2008 amounts to $59,267,928.

The Company received approximately $7.9 million net from a private placement of common stock and warrants in March 2007.  This private placement is more fully described in Note 5.

The Company received approximately $1.8 million in February 2008 and approximately $0.9 million in June 2008 from a joint venture agreement.  This joint venture agreement is more fully described in Note 8.  The Company also received $70,000 in Secured 10% Notes in September 2008 and $1.0 million from the sale of Secured 12% Notes in November and December 2008. These notes are more fully described in Notes 10 and 11.

Management believes that the Company will continue to incur net losses through at least December 31, 2009 and for the foreseeable future thereafter.  Based on the resources of the Company available at December 31, 2008, the net proceeds of $500,000 received in February 2009 from a joint venture agreement and net proceeds of $360,000 received from the sale of additional Secured 12% Notes in February 2009, management believes that the Company has sufficient capital to fund its operations through 2009.  Management believes that the Company will need additional equity or debt financing or will need to generate positive cash flow from a joint venture agreement, see Note 6, or generate revenues through licensing of its products or entering into strategic alliances to be able to sustain its operations into 2010.  Furthermore, we will need additional financing thereafter to complete development and commercialization of our products.  There can be no assurances that we can successfully complete development and commercialization of our products.

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

These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

(3)	Summary of Significant Accounting Policies

Basis of Presentation

The Company has not generated any revenue from its operations and, accordingly, the financial statements have been prepared in accordance with the provisions of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

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

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Computation of Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect because the Company incurred a net loss during each period presented.  The amounts of potentially dilutive securities excluded from the calculation were 80,068,144 and 16,903,292 shares at December 31, 2008 and 2007, respectively.  These amounts do not include the shares issuable upon the exercise of the put or call rights issued in connection with the Hedrin JV (see Note 8) which were subject to anti-dilution rights upon the issuance of warrants with the Secured 12% Notes (see Note 11); the 41,666,667 shares of common stock issuable upon exercise of the put or call rights and the up to 13,888,889 additional shares which may become issuable upon exercise of a conditionally issuable put or call rights.

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

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” (“Statement 123(R)”) for employee options using the modified prospective transition method. Statement 123(R) revised Statement 123 to eliminate the option to use the intrinsic value method and required the Company to expense the fair value of all employee options over the vesting period.  Under the modified prospective transition method, the Company recognized compensation cost for the years ended December 31, 2008 and 2007 which includes a) period compensation cost related to share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and b) period compensation cost related to share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective method, the Company has not restated prior period results.

The Company recognizes compensation expense related to stock option grants on a straight-line basis over the vesting period.  For the years ended December 31, 2008 and 2007, the Company recognized share-based employee compensation cost of $462,311 and $1,447,560, respectively, in accordance with Statement 123(R).  The Company did not capitalize any share-based compensation cost.

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Options granted to consultants and other non-employees are accounted for in accordance with EITF No. 96-18 "Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".  Accordingly, such options are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is amortized to consulting expense over the related vesting period.  As a result of adjusting consultant and other non-employee options to fair value as of December 31, 2008 and 2007 respectively, net of amortization, the Company recognized an increase to general and administrative and research and development expenses of $1,579 for the year ended December 31, 2008 and a reduction to general and administrative and research and development expenses of $6,604 for the year ended December 31, 2007 The Company has allocated share-based compensation costs to general and administrative and research and development expenses as follows:

	2008	2007
General and administrative expense:
Share-based employee compensation cost	$341,706	$891,897
Share-based consultant and non-employee cost	158	10,550
	341,864	902,447
Research and development expense
Share-based employee compensation cost	120,605	555,663
Share-based consultant and non-employee cost	1,421	(17,154)
	122,026	538,509
Total share-based cost	$463,890	$1,440,956

To compute compensation expense in 2008 and 2007 the Company estimated the fair value of each option award on the date of grant using the Black-Scholes model. The Company based the expected volatility assumption on a volatility index of peer companies as the Company did not have a sufficient number of years of historical volatility of its common stock for the application of Statement 123 (R).  The expected term of options granted represents the period of time that options are expected to be outstanding.  The Company estimated the expected term of stock options by the simplified method as prescribed in Staff Accounting Bulletin Nos. 107 and 110.  The expected forfeiture rates are based on the historical employee forfeiture experiences. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards.  The Company has not declared a dividend on its common stock since its inception and has no intentions of declaring a dividend in the foreseeable future and therefore used a dividend yield of zero.

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges in 2008 and 2007:

	2008	2007

Expected volatility	92%	93%

Dividend yield	-	-

Expected term (in years)	5 - 10	5 - 10

Risk-free interest rate	2.81%	3.6% - 4.9%

Forfeiture rate	2%	7%

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Financial Instruments

At December 31, 2008 and 2007, the fair values of cash and cash equivalents and accounts payable approximate their carrying values due to the short-term nature of these instruments.  At December 31, 2008, the fair values of the secured notes payable approximate their carrying values due to the recent issuance of the notes.

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

Short-term Investments

Short-term investments are carried at market value since they are marketable and considered available-for-sale.  The Company did not have any short-term investments at December 31, 2008 or 2007.

Equity in Joint Venture

The Company accounts for its investment in joint venture (See Note 6) using the equity method of accounting. Under the equity method, the Company records its pro-rata share of joint venture income or losses and adjusts the basis of its investment accordingly.

New Accounting Pronouncements

In February 2008, the FASB issued two Staff Positions on SFAS 157: (1) FASB Staff Position No. FAS 157-1 (“FAS 157-1”), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and (2) FASB Staff Position No. FAS 157-2 (“FAS 157-2”), “Effective Date of FASB Statement No 157.” FAS 157-1 excludes SFAS 13, “Accounting for Leases”, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13, from SFAS 157’s scope. FAS157-2 partially defers SFAS 157’s effective date.  The adoption of FAS 157-1 and  FAS 157-2 did not have a material impact on its financial statements.

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

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

In March 2008, the FASB issued SFAS No. 161 "Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 amends SFAS 133 by requiring expanded disclosures about an entity's derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS 161 is effective for the Company as of January 1, 2009. The Company does not believe that SFAS 161 will have any impact on its financial statements.

In May 2008 the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS 163”). SFAS 163 requires recognition of a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 clarifies how SFAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for years beginning after December 15, 2008, and interim periods within those years, except for certain disclosure requirements which are effective for the first period (including interim periods) beginning after May 23, 2008.  The Company does not believe that SFAS 163 will have any impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), a revised version of SFAS No. 141, “Business Combinations” (“SFAS 141R”).  The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles with international accounting standards. SFAS 141R applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company does not expect the adoption of SFAS 141(R) to have a significant impact on our results of operations or financial position.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its financial position and results of operations.

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

(4)	Property and Equipment

Property and equipment consists of the following at December 31:

	2008	2007

Property and equipment	$35,905	$226,010

Less accumulated depreciation	(26,833)	(181,477)

Net property and equipment	$9,072	$44,533

(5)	Stockholders’ Equity

As described in Note 1 the Company completed a reverse acquisition of privately held Manhattan Research Development, Inc. on February 21, 2003.  In July 2003, the Board of Directors adopted a resolution authorizing an amendment to the certificate of incorporation providing for a 1-for-5 combination of the Company’s common stock.  The resolution approving the 1-for-5 combination was thereafter consented to in writing by holders of a majority of the Company’s outstanding common stock and became effective in September 2003.  Accordingly, all share and per share information in these financial statements has been restated to retroactively reflect the 1-for-5 combination and the effects of the Reverse Merger.

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

During 2002 and 2003, the Company completed two private placements.  During 2002, the Company issued 3,043,332 shares of its common stock at $0.63 per share and warrants to purchase 304,333 of its common stock in a private placement. After deducting commissions and other expenses relating to the private placement, the Company received net proceeds of $1,704,318.

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

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

During 2004, the Company recorded a dividend on the Convertible Preferred of $585,799.  24,901 shares of Convertible Preferred were issued in payment of $282,388 of this in-kind dividend.  Also during 2004, 170,528 shares of Convertible Preferred were converted into 1,550,239 shares of the Company’s common stock at $1.10 per share.

During 2004, the Company issued 27,600 shares of common stock upon the exercise of stock options.

During 2004, the Company issued warrants to purchase 110,000 shares of its common stock in conjunction with three consulting agreements. The fair value of these warrants was $120,968.  The Company expensed $100,800 in 2004 and $20,168 in 2005.

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

During 2005, the Company recorded a dividend on the Convertible Preferred of $175,663.  41,781 shares of Convertible Preferred were issued in payment of this $175,663 in-kind dividend and the unpaid portion of the 2004 in-kind dividend, $303,411.  Also during 2005, the remaining 896,154 shares of Convertible preferred were converted into 8,146,858 shares of the Company’s common stock.

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

During 2005, the Company issued 312,245 shares of common stock upon the exercise of stock options and warrants.

As described in Note 1, in April 2005, the Company completed the Merger with Tarpan. In accordance with the Agreement, the stockholders of Tarpan received 10,731,052 shares of the Company’s common stock with a value of $11,052,984.

2006
During 2006, the Company issued 27,341 shares of common stock upon the exercise of warrants.

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

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

2008

During 2008, the Company issued warrants to purchase 140,000 shares of its common stock to directors, officers and an employee in conjunction with the secured 10% notes, see note 8.

During 2008, the Company issued a PUT for the issuance of 55.6 million shares of its common stock and a warrant to purchase 11.1 million shares of its common stock in conjunction with a joint venture transaction, see notes 6 and 9.

During 2008, the Company issued warrants to purchase 50.4 million shares of its common stock to the investors and the placement agent in conjunction with the sale of the secured 12% notes, see note 10.

(6)	Joint Venture

In February 2008, the Company and Nordic Biotech Advisors ApS through its investment fund Nordic Biotech Venture Fund II K/S (“Nordic”) entered into a 50/50 joint venture agreement (the “Hedrin JV Agreement”) to develop and commercialize the Company's North American rights (under license) to its Hedrin product.

Pursuant to the Hedrin JV Agreement, Nordic formed a new Danish limited partnership, Hedrin Pharmaceuticals K/S, (the "Hedrin JV") and provided it with initial funding of $2.5 million and the Company assigned and transferred its North American rights in Hedrin to the Hedrin JV in return for a $2.0 million cash payment from the Hedrin JV and equity in the Hedrin JV representing 50% of the nominal equity interests in the Hedrin JV.  At closing the Company recognized an investment in the Hedrin JV of $250,000 and an exchange obligation of $2,054,630.  The exchange obligation represents the Company’s obligation to Nordic to issue the Company’s common stock in exchange for all or a portion of Nordic’s equity interest in the Hedrin JV upon the exercise by Nordic of the put issued to Nordic in the Hedrin JV Agreement transaction.  The put is described below.

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

In June 2008, the Hedrin JV Agreement was amended (the "Hedrin JV Amended Agreement").  Under the amended terms Nordic invested an additional $1.0 million, for a total of $3.5 million, in the Hedrin JV and made an advance of $250,000 to the Hedrin JV and the Hedrin JV made an additional $1.0 million payment, for a total of $3.0 million, to the Company.  The Hedrin JV also distributed additional ownership equity sufficient for each of the Company and Nordic to maintain their ownership interest at 50%.  Under the amended terms, upon classification of Hedrin by the FDA as a Class II or Class III medical device Nordic is obligated to invest an additional $1.25 million, for a total investment of $5 million, into the Hedrin JV,  the Hedrin JV is obligated to pay an additional $0.5 million, for a total of $3.5 million, to the Company, the $250,000 that Nordic advanced to the Hedrin JV in June becomes an equity investment in the Hedrin JV by Nordic and the Hedrin JV is obligated to issue to the Company and Nordic additional ownership interest in the Hedrin JV, thereby maintaining each of the Company’s and Nordic’s 50% ownership interest in the Hedrin JV.  Subsequent to December 31, 2008, the FDA classified Hedrin as a Class III medical device, see Note 16.

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

The Company’s exchange obligation increased by $894,546 as a result of the June 2008 closing.  The $894,546 represents the gross amount paid in June 2008 by the Hedrin JV to the Company of $1,000,000 offset by the costs of the Hedrin JV Agreement transaction recognized by the Company subsequent to the February closing.

During the year ended December 31, 2008, the Company recognized $250,000 of equity in the losses of the Hedrin JV, thereby reducing the carrying value of its investment to $0.  During the year ended December 31, 2008 the Hedrin JV had losses of $658,000, the Company’s share of the losses is $329,000, leaving $79,000 share of losses of the Hedrin JV that were not recognized by the Company.   At December 31, 2008, the Company’s exchange obligation is $2,949,176.

Nordic has an option to put all or a portion of its equity interest in the Hedrin JV to the Company in exchange for the Company’s common stock.  The shares of the Company’s common stock to be issued upon exercise of the put will be calculated by multiplying the percentage of Nordic’s equity in the Hedrin JV that Nordic decides to put to the Company multiplied by the dollar amount of Nordic’s investment in Limited Partnership divided by $0.09, as adjusted from time to time, see note 12.  The put option is exercisable immediately and expires at the earlier of ten years or when Nordic’s distributions from the Limited Hedrin JV exceed five times the amount Nordic invested in the Hedrin JV.

The Company has an option to call all or a portion of Nordic’s equity interest in the Hedrin JV in exchange for the Company’s common stock.  The Company cannot begin to exercise its call until the price of the Company’s common stock has closed at or above $1.40 per share for 30 consecutive trading days.  During the first 30 consecutive trading day period in which the Company’s common stock closes at or above $1.40 per share the Company can exercise up to 25% of its call option.  During the second 30 consecutive trading day period in which the Company’s common stock closes at or above $1.40 per share the Company can exercise up to 50% of its call option on a cumulative basis. During the third 30 consecutive trading day period in which the Company’s common stock closes at or above $1.40 per share the Company can exercise up to 75% of its call option on a cumulative basis. During the fourth 30 consecutive trading day period in which the Company’s common stock closes at or above $1.40 per share the Company can exercise up to 100% of its call option on a cumulative basis. The shares of the Company’s common stock to be issued upon exercise of the call will be calculated by multiplying the percentage of Nordic’s equity in the Limited Partnership that the Company calls, as described above, multiplied by the dollar amount of Nordic’s investment in the Hedrin JV divided by $0.09.  Nordic can refuse the Company’s call by either paying the Company up to $1.5 million or forfeiting all or a portion of their put, calculated on a pro rata basis for the percentage of the Nordic equity interest called by the Company.

The Hedrin JV is responsible for the development and commercialization of Hedrin for the North American market and all associated costs including clinical trials, if required, regulatory costs, patent costs, and future milestone payments owed to T&R, the licensor of Hedrin.

The Hedrin JV has engaged the Company to provide management services to the Limited Partnership in exchange for a management fee, which for 2008, on an annualized basis, is $527,000.  As of December 31, 2008, the Company has recognized $446,806 of other income from management fees earned from the Hedrin JV which is included in the Company’s statement of operations for the year ended December 31, 2008 as a component of interest and other income.

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Nordic paid to the Company a non-refundable fee of $150,000 at the closing for the right to receive a warrant covering 11.1 million shares of the Company’s common stock, as adjusted due to the 12% Notes Transaction, see note 11, exercisable for $0.09 per share, as adjusted due to the 12% Notes Transaction, see note 11.  The warrant is issuable 90 days from closing, provided Nordic has not exercised all or a part of its put, as described below.  The Company issued the warrant to Nordic on April 30, 2008.  The per share exercise price of the warrant was initially based on the volume weighted average price of the Company’s common stock for the period prior to the signing of the Hedrin JV Agreement and has been subsequently adjusted due the 12% Notes Transaction, see note 11.

The Hedrin JV's Board consists of 4 members, 2 appointed by the Company and 2 appointed by Nordic.  Nordic has the right to appoint one of the directors as chairman of the Board.  The chairman has certain tie breaking powers.

After the closing, at Nordic's request, the Company will nominate a person identified by Nordic to serve on the Company’s Board of Directors.  Nordic has nominated a person, however, that person has declined to stand for appointment to the Company’s Board of Directors.

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

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

(7)	American Stock Exchange

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

(8)	Secured 10% Notes Payable

In September 2008, Manhattan entered into a series of Secured 10% Notes (the “Secured 10% Notes”) with certain of our directors, officers and an employee (the “Secured 10% Note Holders”) for aggregate of $70,000.   Principal and interest on the Secured 10% Notes shall be paid in cash on March 10, 2009 unless paid earlier by us.  Pursuant to the Secured 10% Notes, we also issued to the Secured 10% Note Holders 5-year warrants to purchase an aggregate of 140,000 shares of our common stock at an exercise price of $0.20 per share.  Manhattan granted to the Secured 10% Note Holders a continuing security interest in certain specific refunds, deposits and repayments due Manhattan and expected to be repaid to Manhattan in the next several months.  At December 31, 2008 accrued and unpaid interest on the Secured 10% Notes amounted to $1,764 and is reflected in the accompanying balance sheet as of December 31, 2008 as a component of accrued expenses.  The Secured 10% Notes plus interest were repaid on February 4, 2009.

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

(9)	Secured 12% Notes Payable

On November 19 and December 23, 2008, the Company completed the first and second closings on a financing transaction (the “12% Notes Transaction”).  The Company sold $1,315,000 of 12% senior secured notes (the “Secured 12% Notes”) and issued warrants to the investors to purchase 43.8 million shares of the Company’s common stock at $0.09 per share.  The warrants expire on December 31, 2013.  Net proceeds of $1,048,000 were realized from the first and second closings.  In addition, $58,000 of issuance costs were paid outside of the first and second closings.   Per the terms of the 12% Notes Transaction the net proceeds were paid into a deposit account  (the “Deposit Account”) and are to be paid out to the Company in monthly installments of $106,000 retroactive to October 1, 2008.  Per the terms of the 12% Notes Transaction the monthly installments are to be used exclusively to fund the current operating expenses of the Company.  The Company received $318,000 of such monthly installments during 2008.  The remaining balance at December 31, 2008 in the Deposit Account of approximately $730,000 is reflected in the accompanying balance sheet as of December 31, 2008 as restricted cash.

The financing transaction has a $1,000,000 minimum amount, which has been met and a $2,500,000 maximum amount.  The financing transaction was still active at December 31, 2008.  The third and final closing on this financing transaction occurred in February 2009, see Note 15, that brought the cumulative total to $1,725,000.

National Securities Corporation (“National”) was the placement agent for the 12% Notes Transaction.  National’s compensation for acting is placement agent is a cash fee of 10% of the gross proceeds received, a non-accountable expense allowance of 1.5% of the gross proceeds, reimbursement of certain expenses and a warrant to purchase such number of shares of the Company’s common stock equal to 15% of the shares underlying the warrants issued to the investors.  For the first and second closings the Company paid National a total of  $155,000 in placement agent fees, a non-accountable expense allowance and reimbursement of certain expenses.  In addition, the Company issued warrants to purchase 6.6 million shares of the Company’s common stock at $0.09 per share.  These warrants were valued at $22,191 and are a component of Secured 12% notes payable issue costs.  The warrant expires on December 13, 2013.

The Secured 12% Notes mature two years after issuance.  Interest on the  Secured 12% Notes is compounded quarterly and payable at maturity.  At December 31, 2008, accrued and unpaid interest on the Secured 12% Notes amounted to approximately $15,000 and is reflected in the accompanying balance sheet at December 31, 2008 as interest payable on secured 12% notes payable. The Secured 12% Notes are secured by a pledge of all of the Company’s assets except for its investment in the Hedrin JV.  The asset pledge includes the cash balance in the Deposit Account.  In addition, to provide additional security for the Company’s obligations under the notes, the Company entered into a default agreement, which provides that upon an event of default under the notes, the Company shall, at the request of the holders of the notes, use reasonable commercial efforts to either (i) sell a part or all of the Company’s interests in the Hedrin joint venture or (ii) transfer all or part of the Company’s interest in the Hedrin JV to the holders of the notes, as necessary, in order to fulfill the Company’s obligations under the notes, to the extent required and to the extent permitted by the applicable Hedrin joint venture agreements.

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

In connection with the private placement, the Company, the placement agent and the investors entered into a registration rights agreement.  Pursuant to the registration rights agreement, we agreed to file a registration statement to register the resale of the shares of our common stock issuable upon exercise of the warrants issued to the investors in the private placement, within 20 days of the final closing date and to cause the registration statement to be declared effective within 90 days (or 120 days upon full review by the Securities and Exchange Commission). we filed the registration statement on February 23, 2009.  On March 11, 2009 we received a comment letter from the SEC.  We are addressing those comments and plan to refile the registration statement once those comments have been addressed.

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

	Shares Issuable Upon Exercise of Nordic's Put	Additional Shares Issuable Upon Exercise of Nordic's Put, if Certain Conditions Are Met	Shares Issuable Upon Exercise of Nordic's Warrant	Total Shares Issuable Upon Exercise of Nordic's Put and Warrant
Before the 12% Notes Transaction	26,785,714	8,928,572	7,142,857	42,857,143
Antidilution shares	14,880,953	4,960,317	3,968,254	23,809,524
After the 12% Notes Transaction	41,666,667	13,888,889	11,111,111	66,666,667

The conditions for the additional shares becoming issuable upon the exercise of Nordic’s PUT were met subsequent to December 31, 2008, see note 16.

The Company incurred a total of approximately $347,000 of costs in the issuance of the $1,315,000 of Secured 12% Notes sold in 2008.  These costs were capitalized and are being amortized over the life of the Secured 12% Notes into interest expense.  During the year ended December 31, 2008, the amount amortized into interest expense was approximately $16,000.  The remaining unamortized balance of approximately $331,000 is reflected in the accompanying balance sheet as of December 31, 2008 as a non-current asset, secured 12% notes payable issue costs.

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

The Company recognized an original issue discount (the “OID”) of approximately $148,000 on the issuance of the Secured 12% Notes sold in the first and second closings for the value of the warrants issued to the investors.  The OID is being amortized over the life of the Secured 12% Notes into interest expense.  During the year ended December 31, 2008 the amount amortized into interest expense was approximately $7,000.  The remaining unamortized balance of approximately $141,000 has been netted against the face amount of the Secured 12% Notes in the accompanying balance sheet as of December 31, 2008.

As per the terms of the 12% Notes Transaction the Company’s officers agreed to certain modifications of their employment agreements, more fully described in Note 14.

(10)	Stock Options

2003 Stock Option Plan

In December 2003, the Company established the 2003 Stock Option Plan (the “2003 Plan”), which provided for the granting of up to 5,400,000 options to officers, directors, employees and consultants for the purchase of stock.  In August 2005, the Company increased the number of shares of common stock reserved for issuance under the 2003 Plan by 2,000,000 shares.  In May 2007, the Company increased the number of shares of common stock reserves for issuance under the 2003 Plan by 3,000,000 shares.  At December 31, 2008, 10,400,000 shares were authorized for issuance.  The options have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally 3 years) and are issued at an exercise price equal to or greater than the fair market value of the shares at the date of grant.  The 2003 Plan expires on December 10, 2013 or when all options have been granted, whichever is sooner.  Under the 2003 Plan, the Company granted employees options to purchase an aggregate of 2,967,500 shares of common stock at an exercise price of $0.17 during the year ended December 31, 2008.  In addition, 27,776 shares of common stock were issued during 2007 under the 2003 Plan.

At December 31, 2008, there were 875,628 shares reserved for future grants under the 2003 Plan.

1995 Stock Option Plan

In July 1995, the Company established the 1995 Stock Option Plan (the”1995 Plan”), which provided for the granting of options to purchase up to 130,000 shares of the Company’s common stock to officers, directors, employees and consultants.  The 1995 Plan was amended several times to increase the number shares reserved for stock option grants.  In June 2005 the 1995 Plan expired and no further options can be granted.   At December 31, 2008 options to purchase 1,137,240 shares were outstanding and no shares were reserved for future stock option grants under the 1995 Plan.

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

A summary of the status of the Company’s stock options as of December 31, 2008 and changes during the year then ended is presented below:

	2008
	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at beginning of year	8,033,838	$1.222
Granted	2,967,500	$0.170
Exercised	-
Cancelled	(367,502)	$0.512
Outstanding at end of year	10,633,836	$0.934	6.940	$-

Options exercisable at year-end	8,067,186	$1.122	6.300	$-

Weighted-average fair value of options granted during the year	$0.13

As of December 31, 2008 and 2007, the total compensation cost related to nonvested option awards not yet recognized is $425,660 and  $539,046, respectively.  The weighted average period over which it is expected to be recognized is approximately 1.18 and 0.5 years, respectively.

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

The following table summarizes the information about stock options outstanding at December 31, 2008:

Exercise Price	Number of Options Outstanding	Remaining Contractual Life (years)	Number of Options Exercisable
$0.12	50,000	8.98	16,667
0.17	2,900,000	9.24	1,050,015
0.20	65,000	3.24	65,000
0.22	163,750	3.14	163,750
0.28	12,000	3.08	12,000
0.28	10,000	1.28	10,000
0.28	10,000	2.14	10,000
0.70	220,000	7.53	146,667
0.72	315,000	8.09	126,668
0.80	876,490	4.15	876,490
0.89	16,667	7.43	16,667
0.95	670,000	8.32	290,000
0.97	440,000	5.74	440,000
1.00	290,696	6.03	290,696
1.35	108,333	7.07	86,666
1.35	60,000	7.53	40,000
1.35	300,000	7.09	300,000
1.38	100,000	6.46	100,000
1.45	25,000	6.66	25,000
1.50	2,923,900	6.25	2,923,900
1.65	1,077,000	5.08	1,077,000
Total	10,633,836		8,067,186

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

(11)	Stock Warrants

The following table summarizes the information about warrants to purchase shares of our common stock outstanding at December 31, 2008:

Exercise Price	Number of Warrants Outstanding	Remaining Contractual Life (years)	Number of Warrants Exercisable
$0.09	50,408,434	5.00	50,408,434
0.09	11,111,111	4.33	11,111,111
0.20	140,000	4.75	140,000
0.28	150,000	4.64	150,000
0.78	10,000	1.98	10,000
1.00	3,564,897	4.25	3,564,897
1.00	509,275	4.25	509,275
1.10	326,499	1.04	326,499
1.44	2,161,767	2.65	2,161,767
1.44	540,449	2.65	540,449
1.44	135,135	2.65	135,135
1.49	221,741	2.67	221,741
1.49	55,000	2.67	55,000
1.90	10,000	1.21	10,000
1.90	90,000	1.21	90,000
	69,434,308		69,434,308

(12)	Related-Party Transactions

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

Total milestone payments under the license agreement of $0, $0 and $675,000 and consulting fees of $267,241, $68,750 and $698,491 are included in the accompanying statements of operations for the years ended December 31, 2008 and 2007 and for the cumulative period from August 6, 2001 to December 31, 2008.

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Paramount BioCapital, Inc.

One member of the Company’s board of directors, Timothy McInerney, was  an employee of Paramount or one of its affiliates until April 2007.  Another member of the Company’s board of directors, Michael Weiser, was an employee of Paramount until December 2006.  In addition, two former members of the Company’s board of directors, Joshua Kazam and David Tanen, were employed by Paramount through August 2004 and were directors of the Company until September 2005.  The sole shareholder of Paramount is Lindsay A. Rosenwald, M.D.  Dr. Rosenwald beneficially owns more than 5 percent of the Company’s common stock as of December 31, 2008 and various trusts established for Dr. Rosenwald’s or his family’s benefit, held in excess of 12% of the Company’s common stock as of December 31, 2008.  In November 2003, the Company paid to Paramount approximately $460,000 as commissions earned in consideration for placement agent services rendered in connection with the private placement of the Company’s Series A Convertible Preferred Stock, which amount represented 7 percent of the value of the shares sold by Paramount in the offering.  In addition, in January 2004, the Company paid approximately $260,000 as commissions earned in consideration for placement agent services rendered by Paramount in connection with a private placement of the Company’s common stock, which amount represented 7 percent of the value of the shares sold by Paramount in the private placement.  In connection with both private placements and as a result of their employment with Paramount, Mr. Kazam, Mr. McInerney and Dr. Weiser were allocated 5-year placement agent warrants to purchase 60,174, 58,642 and 103,655 shares of the Company’s common stock, respectively, at a price of $1.10 per share.

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

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

(13)	Income Taxes

There was no current or deferred income tax expense for the years ended December 31, 2008 or 2007 because of the Company’s operating losses.

The components of deferred tax assets as of December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Tax loss carryforwards	$23,947,000	$22,513,000
Research and development credit	1,769,000	1,769,000
In-process research and development charge	4,850,000	4,850,000
Share-based compensation	1,459,000	1,270,000
Other	-	85,000
Gross deferred tax assets	32,025,000	30,487,000
Less valuation allowance	(32,025,000)	(30,487,000)
Net deferred tax assets	$-	$-

The reasons for the difference between actual income tax benefit for the years ended December 31, 2008 and 2007 and the amount computed by applying the statutory Federal income tax rate to losses before income tax benefit are as follows:

	2008		2007
	Amount	% of Pre-tax loss	Amount	% of Pre-tax loss
Federal income tax benefit at statutory rate	$(1,451,000)	(34.0)%	$(4,102,000)	(34.0)%
State income taxes, net of federal tax	(290,000)	(6.8)%	(820,000)	(6.8)%
Research and development credits	(130,000)	(3.0)%	(366,000)	(3.0)%
Other	1,000	0.0%	1,000	0.0%
Change in valuation allowance	1,870,000	43.8%	5,287,000	43.9%
	$-	0.0%	$-	0.0%

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The net change in the total valuation allowance for the years ended December 31, 2008 and 2007 was an increase of $1,870,000 and $5,287,000, respectively.  The tax benefit assumed using the Federal statutory tax rate of 34% has been reduced to an actual benefit of zero due principally to the aforementioned valuation allowance.

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

At December 31, 2008, the Company had unused Federal and state net operating loss carryforwards of approximately $60,426,000 and $56,963,000, respectively.  The net operating loss carryforwards expire in various amounts through 2028 for Federal and state income tax purposes.  The Tax Reform Act of 1986 contains provisions which limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests.  Accordingly, a substantial portion of the Company’s net operating loss carryforwards above will be subject to annual limitations (currently approximately $100,000) in reducing  any future year’s taxable income. At December 31, 2008, the Company also had research and development credit carryforwards of approximately $1,769,000 for Federal income tax purposes which expire in various amounts through 2028.

The Company files income tax returns in the U.S. Federal, State and Local jurisdictions.  With certain exceptions, the Company is no longer subject to U.S. Federal and state income tax examinations by tax authorities for years prior to 2005.  However, net operating loss carryforwards and tax credits generated from those prior years could still be adjusted upon audit.  The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” on January 1, 2007 with no material impact to the financial statements.  The Company recognizes interest and penalties to uncertain tax position in income tax expense in the statement of operations.

The Company had no unrecognized tax benefits at December 31, 2008 that would affect the annual effective tax rate.  Further, the Company is unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

(14)	License and Consulting Agreements

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

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

In addition, the Company is obligated to pay IGI, Inc. an annual royalty of 6% annual net sales on annual net sales up to $200,000,000.  In any calendar year in which net sales exceed $200,000,000, the Company is obligated to pay IGI, Inc. an annual royalty of 9% annual net sales.  Through December 31, 2008, the Company has not paid any such royalties.

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

In February 2008 the Company assigned and transferred its rights in Hedrin to a joint venture, see note 6.

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

Subsequent to December 31, 2008, the Company terminated the Altoderm Agreement for convenience.  The Company has no further financial liability or commitment to T&R under the Altoderm Agreement.

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

Subsequent to December 31, 2008, the Company terminated the Altolyn Agreement for convenience.  The Company has no further financial liability or commitment to T&R under the Altolyn Agreement.

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
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

(15)	Commitments and Contingencies

Swiss Pharma
The Company has been involved in an arbitration proceeding in Switzerland with Swiss Pharma Contract LTD (“Swiss Pharma”), a clinical site that the Company used in one of its obesity trials.  On September 5, 2008, the sole arbitrator in Switzerland rendered an award in favor of Swiss Pharma, awarding to Swiss Pharma a total of approximately $646,000 which amount includes a  contract penalty of approximately $323,000, a final services invoice of approximately $48,000, reimbursement of certain of Swiss Pharma’s legal and other expenses incurred in the arbitration process of approximately $245,000, reimbursement of arbitration costs of approximately $13,000 and interest through September 5, 2008 of approximately $17,000.  Further, the arbitrator ruled that the Company must pay interest at the rate of 5% per annum on approximately $371,000, the sum of the contract penalty of approximately $323,000 and the final services invoice of approximately $48,000, from October 12, 2007 until paid.

The Company had previously recognized a liability to Swiss Pharma in the amount of approximately $104,000 for the final services invoice.  The remainder of the award, approximately $542,000, was expensed in September 2008.  The Company has recognized research and development expense of approximately $267,000, general and administrative expense of approximately $257,000 and interest expense of approximately $23,000 during the year ended December 31, 2008.  The Company will continue to accrue interest at the rate of 5% per annum on the approximate $371,000 until such amount has been settled.

The Company does not have sufficient cash or other current assets to satisfy the arbitrator's award.

On January 22, 2009, the Company received notice that Swiss Pharma submitted a petition to the Supreme Court of New York State, County of New York seeking to confirm and to enter a judgment on the arbitration award.  On February 17, 2009, the Company filed an answer to that complaint.  A hearing has not yet been scheduled.

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

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Employment Agreement
The Company has employment agreements with two employees for the payment of aggregate annual base salary of $675,000 as well as performance based bonuses.  These agreements have a remaining term of three months for one employee and six months for the second employee and have a remaining obligation of $226,000 as of December 31, 2008.  As per the terms of the 12% Notes Transaction, see Note 10, management, comprised of the two employees under contract, has agreed to reduce their salaries effective as of October 1, 2008.  If the Company sells less than $1.5 million of Secured 12% Notes then their salaries shall be reduced by one-third.  If the Company sells at least $1.5 million but less than $2 million of Secured 12% Notes then their salaries shall be reduced by 20%.  The Company sold $1.725 million of Secured 12% Notes, management therefore was paid 80% of their salaries during the fourth quarter of 2008.

Leases
Rent expense for the years ended December 31, 2008 and 2007 was $139,636 and $141,012, respectively.  Future minimum rental payments subsequent to December 31, 2008 under an operating lease for the Company’s office facility are as follows:

Years Ending December 31,	Commitment
2009	$63,900
2010 and subsequent	$0

(16)	Subsequent events

Joint Venture

In January 2009 the FDA classified Hedrin as a Class III medical device.  As a result, and as per the terms of the Hedrin JV Agreement, as amended in June 2008, the $250,000 that Nordic advanced to the Hedrin JV in June 2008 became an equity investment in the Hedrin JV by Nordic and Nordic invested an additional $1.25 million in the Hedrin JV, for a total investment of $5.0 million.  Also as a result of this classification of Hedrin and as per the terms of the Hedrin JV Agreement, as amended in June 2008, the Hedrin JV made a $500,000 milestone payment to the Company in February 2009 and the Hedrin JV distributed additional ownership equity sufficient for the Company and Nordic to maintain their ownership interest at 50% each.

Secured 12% Notes Payable

In February 2009 the third and final closing occurred of the 12% Notes Transaction.  In this final closing an additional $410,000 of Secured 12% Notes were sold.  Net proceeds of $360,000 were realized and paid into the Deposit Account.  Per the terms of the 12% Notes Transaction, $200,000 was paid to the Company out of the Deposit Account for the specific purpose of making payments on its outstanding accounts payable balances as of September 30, 2008.  Also per the terms of the 12% Notes Transaction, the monthly installments to be paid to the Company from the Deposit Account were increased to $113,300 from $106,000.

The Company incurred additional issuance costs of $50,000, for a total of $375,000, and recognized additional OID of $46,000, for a total of $194,000.  Included in the $50,000 of issuance costs was $47,000 paid to National, for a total of $202,000.

The Company issued five-year warrants to the investors to purchase an additional 14 million shares of the Company’s common stock at $0.09 per share, for a total of 58 million shares, and issued a five-year warrant to National to purchase an additional 2 million shares of the Company’s common stock at $0.09 per share, for a total of 8.6 million shares.

Index to Exhibits Filed with this Report

Exhibit No.	Description

23.1	Consent of J.H. Cohn LLP.

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.