Form 10-Q
period 2009-03-31
MANHATTAN PHARMACEUTICALS INC
filed 2009-05-15
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

  (212) 582-3950
(Issuer’s telephone number)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer   ☐  Accelerated filer   ☐  Non-accelerated filer   ☐ Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 4, 2009 there were 70,624,232 shares of the issuer’s common stock, $.001 par value, outstanding.

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

Part I – Financial Information
Item 1. Unaudited Condensed Financial Statements
MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)	(See Note 1_)
Assets
Current assets:
Cash and cash equivalents	$230,496	$106,023
Restricted cash	514,629	730,499
Prepaid expenses	52,568	37,718
Total current assets	797,693	874,240

Investment in Hedrin JV	364,214	-
Property and equipment, net	7,496	9,072
Secured 12% notes payable issue costs	357,682	330,756
Other assets	34,895	34,895
Total assets	$1,561,980	$1,248,963

Liabilities and Stockholders' Deficiency

Current Liabilities:
Secured 10% notes payable	$-	$70,000
Accounts payable	144,476	542,296
Accrued expenses	756,400	874,072
Derivative liability	92,222	-

Total current liabilities	993,098	1,486,368

Secured 12% notes payable, net	1,559,759	1,174,107
Interest payable on secured 12% notes payable	62,797	15,237
Exchange obligation	3,949,176	2,949,176
Total liabilities	6,564,830	5,624,888

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value. Authorized 1,500,000 shares; no shares issued and outstanding at March 31, 2009 and December 31, 2008	-	-
Common stock, $.001 par value. Authorized 300,000,000 shares; 70,624,232 shares issued and outstanding at March 31, 2009 and December 31, 2008	70,624	70,624
Additional paid-in capital	54,828,520	54,821,379
Deficit accumulated during the development stage	(59,901,994)	(59,267,928)

Total stockholders’ deficiency	(5,002,850)	(4,375,925)

Total liabilities and stockholders' deficiency	$1,561,980	$1,248,963

See accompanying notes to financial statements.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three months ended March 31,		Cumulative period from August 6, 2001 (inception) to March 31,
	2009	2008	2009
Revenue	$-	$-	$-

Costs and expenses:
Research and development	44,936	800,071	28,336,771
General and administrative	512,400	814,060	16,974,673
In-process research and development charge	-	-	11,887,807
Impairment of intangible assets	-	-	1,248,230
Loss on disposition of intangible assets	-	-	1,213,878

Total operating expenses	557,336	1,614,131	59,661,359

Operating loss	(557,336)	(1,614,131)	(59,661,359)

Other (income) expense:
Equity in losses of Hedrin JV	135,786	19,873	385,786
Change in fair value of derivative	70,000	-	(57,778)
Interest and other income	(126,728)	(54,657)	(1,407,259)
Interest expense	125,450	-	216,274
Realized gain on sale of marketable equity securities	-	-	(76,032)

Total other (income) expense	204,508	(34,784)	(939,009)

Net loss	(761,844)	(1,579,347)	(58,722,350)

Preferred stock dividends (including imputed amounts)	-	-	(1,179,644)

Net loss applicable to common shares	$(761,844)	$(1,579,347)	$(59,901,994)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.02)

Weighted average shares of common stock outstanding:
Basic and diluted	70,624,232	70,624,232

See accompanying notes to financial statements.

MANHATTAN PAHRMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Stockholders' Equity (Deficiency)
(Unaudited)

	Common stock shares	Common stock amount	Additional paid-in capital	Deficit accumulated during development stage	Other	Total stockholders’ equity (deficiency)
Stock issued at $0.0004 per share for subscription receivable	10,167,741	$10,168	$(6,168)	$-	$(4,000)	$-
Net loss	-	-	-	(56,796)	-	(56,796)
Balance at December 31, 2001	10,167,741	10,168	(6,168)	(56,796)	(4,000)	(56,796)

Proceeds from subscription receivable	-	-	-	-	4,000	4,000
Stock issued at $0.0004 per share for license rights	2,541,935	2,542	(1,542)	-		1,000
Stock options issued for consulting services	-	-	60,589	-	(60,589)	-
Amortization of unearned consulting services	-	-	-	-	22,721	22,721
Common stock issued at $0.63 per share, net of expenses	3,043,332	3,043	1,701,275	-	-	1,704,318
Net loss	-	-		(1,037,320)		(1,037,320)
Balance at December 31, 2002	15,753,008	15,753	1,754,154	(1,094,116)	(37,868)	637,923

Common stock issued at $0.63 per share, net of expenses	1,321,806	1,322	742,369	-		743,691
Effect of reverse acquisition	6,287,582	6,287	2,329,954	-		2,336,241
Amortization of unearned consulting costs	-	-	-	-	37,868	37,868
Unrealized loss on short-term investments	-	-	-	-	(7,760)	(7,760)
Payment for fractional shares for stock combination	-	-	(300)	-		(300)
Preferred stock issued at $10 per share, net of expenses	-	-	9,045,176	-	1,000	9,046,176
Imputed preferred stock dividend			418,182	(418,182)		-
Net loss	-	-	-	(5,960,907)		(5,960,907)
Balance at December 31, 2003	23,362,396	23,362	14,289,535	(7,473,205)	(6,760)	6,832,932
						-
Exercise of stock options	27,600	27	30,073	-		30,100
Common stock issued at $1.10, net of expenses	3,368,952	3,369	3,358,349	-		3,361,718
Preferred stock dividend accrued	-	-	-	(585,799)	585,799	-
Preferred stock dividends paid by issuance of shares	-	-	281,073	-	(282,363)	(1,290)
Conversion of preferred stock to common stock at $1.10 per share	1,550,239	1,551	(1,380)	-	(171)	-
Warrants issued for consulting services	-	-	125,558	-	(120,968)	4,590
Amortization of unearned consulting costs	-	-	-	-	100,800	100,800
Unrealized gain on short-term investments and reversal of unrealized loss on short-term investments	-	-	-	-	20,997	20,997
Net loss	-	-	-	(5,896,031)	-	(5,896,031)
Balance at December 31, 2004	28,309,187	28,309	18,083,208	(13,955,035)	297,334	4,453,816

Common stock issued at $1.11 and $1.15, net of expenses	11,917,680	11,918	12,238,291	-		12,250,209
Common stock issued to vendor at $1.11 per share in satisfaction of accounts payable	675,675	676	749,324	-		750,000
Exercise of stock options	32,400	33	32,367	-		32,400
Exercise of warrants	279,845	279	68,212	-		68,491
Preferred stock dividend accrued	-	-	-	(175,663)	175,663	-
Preferred stock dividends paid by issuance of shares	-	-	477,736	—	(479,032)	(1,296)
Conversion of preferred stock to common stock at $1.10 per share	8,146,858	8,147	(7,251)	-	(896)	-
Share-based compensation	-	-	66,971	-	20,168	87,139
Reversal of unrealized gain on short-term investments	-	-	-	-	(12,250)	(12,250)
Stock issued in connection with acquisition of Tarpan Therapeutics, Inc.	10,731,052	10,731	11,042,253	-		11,052,984
Net loss	-	-	-	(19,140,997)		(19,140,997)
Balance at December 31, 2005	60,092,697	60,093	42,751,111	(33,271,695)	987	9,540,496

Cashless exercise of warrants	27,341	27	(27)	-		-
Share-based compensation	-	-	1,675,499	-		1,675,499
Unrealized loss on short-term investments	-	-	-	-	(987)	(987)
Costs associated with private placement	-	-	(15,257)	-		(15,257)
Net loss	-	-	-	(9,695,123)		(9,695,123)
Balance at December 31, 2006	60,120,038	60,120	44,411,326	(42,966,818)	-	1,504,628

MANHATTAN PAHRMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Stockholders' Equity (Deficiency)
(Unaudited)

	Common stock shares	Common stock amount	Additional paid-in capital	Deficit accumulated during development stage	Other	Total stockholders’ equity (deficiency)
Common stock issued at $0.84 and $0.90 per shares, net of expenses	$10,185,502	$10,186	$7,841,999	$-	$-	$7,852,185
Common stock issued to directors at $0.72 per share in satisfaction of accounts payable	27,776	28	19,972	-		20,000
Common stock issued to in connection with in-licensing agreement at $0.90 per share	125,000	125	112,375	-		112,500
Common stock issued to in connection with in-licensing agreement at $0.80 per share	150,000	150	119,850	-		120,000
Exercise of warrants	10,327	15	7,219	-		7,234
Cashless exercise of warrants	5,589	-	(6)	-		(6)
Share-based compensation	-	-	1,440,956	-		1,440,956
Warrants issued for consulting			83,670			83,670
Net loss	-	-	-	(12,032,252)		(12,032,252)
Balance at December 31, 2007	70,624,232	70,624	54,037,361	(54,999,070)	-	(891,085)

Sale of warrant			150,000			150,000
Share-based compensation			463,890			463,890
Warrants issued with secured 12% notes			170,128			170,128
Net loss				(4,268,858)		(4,268,858)
Balance at December 31, 2008	70,624,232	70,624	54,821,379	(59,267,928)	-	(4,375,925)

Cumulative effect of a change in accounting principle			(150,000)	127,778		(22,222)
Balance at January 1, 2009, as adjusted	70,624,232	70,624	54,671,379	(59,140,150)	-	(4,398,147)

Share-based compensation			104,097			104,097
Warrants issued with secured 12% notes			53,044			53,044
Net loss				(761,844)		(761,844)
Balance at March 31, 2009	70,624,232	$70,624	$54,828,520	$(59,901,994)	$-	$(5,002,850)

See accompanying notes to financial statements.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended March 31,		Cumulative period from August 6, 2001 (inception) to March 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(761,844)	$(1,579,347)	$(58,722,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses of Hedrin JV	135,786	19,873	385,786
Share-based compensation	104,097	192,854	3,932,970
Interest and amortization of OID and issue costs on Secured 12% Notes	119,060	-	157,634
Change in fair value of derivative	70,000	-	(57,778)
Shares issued in connection with in-licensing agreement	-	-	232,500
Warrants issued to consultant	-	-	83,670
Amortization of intangible assets	-	-	145,162
Gain on sale of marketable equity securities	-	-	(76,032)
Depreciation	1,576	7,912	223,506
Non cash portion of in-process research and development charge	-	-	11,721,623
Loss on impairment and disposition of intangible assets	-	-	2,462,108
Other	-	-	23,917
Changes in operating assets and liabilities, net of acquisitions:
Decrease/(increase) in restricted cash	215,870	-	(514,629)
Decrease/(increase) in prepaid expenses and other current assets	(14,850)	(17,693)	5,678
Decrease/(increase) in other assets	-	-	(49,895)
Increase/(decrease) in accounts payable	(397,820)	(293,262)	564,689
Increase/(decrease) in accrued expenses	(117,672)	208,038	216,079
Net cash used in operating activities	(645,797)	(1,461,625)	(39,265,362)
Cash flows from investing activities:
Purchase of property and equipment	-	(13,620)	(239,608)
Cash paid in connection with acquisitions	-	-	(26,031)
Net cash provided from the purchase and sale of short-term investments	-	-	435,938
Proceeds from sale of license	-	-	200,001
Net cash (used in) provided by investing activities	-	(13,620)	370,300
Cash flows from financing activities:
Proceeds from the Hedrin JV agreement	500,000	1,958,683	3,199,176
Sale of warrant	-	-	150,000
Repayment of Secured 10% Notes	(70,000)		-
Proceeds from sale of Secured 12% Notes	340,270		1,345,413
Repayments of notes payable to stockholders	-	-	(884,902)
Proceeds (costs) related to sale of common stock, net	-	-	25,896,262
Proceeds from sale of preferred stock, net	-	-	9,046,176
Proceeds from exercise of warrants and stock options	-	-	138,219
Other, net	-	-	235,214
Net cash provided by (used in) financing activities	770,270	1,958,683	39,125,558
Net (decrease) increase in cash and cash equivalents	124,473	483,438	230,496
Cash and cash equivalents at beginning of period	106,023	649,686	-
Cash and cash equivalents at end of period	$230,496	$1,133,124	$230,496

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$26,033
Supplemental disclosure of noncash investing and financing activities:
Investment in Hedrin JV	$500,000	$250,000	$750,000
Warrants issued with Secured 12% Notes	53,044	-	223,172
Common stock issued in satisfaction of accounts payable	-	-	770,000
Imputed and accrued preferred stock dividend	-	-	1,179,644
Conversion of preferred stock to common stock	-	-	1,067
Preferred stock dividends paid by issuance of shares	-	-	759,134
Issuance of common stock for acquisitions	-	-	13,389,226
Issuance of common stock in connection with in-licensing agreement	-	-	232,500
Marketable equity securities received in connection with sale of license	-	-	359,907
Warrants issued to consultant	-	-	83,670
Net liabilities assumed over assets acquired in business combination	-	-	(675,416)
Cashless exercise of warrants	-	-	33

See accompanying notes to financial statements.

MANHATTAN PHARMACEUTICALS, INC
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of Manhattan Pharmaceuticals, Inc. (“Manhattan” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission.  Accordingly, the unaudited condensed financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements.  In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation.  Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2009 or for any other interim period.  These unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K  for such year.  The condensed balance sheet as of December 31, 2008 has been derived from the audited financial statements included in the Form 10-K for that year.

As of March 31, 2009, the Company has not generated any revenues from the development of its products and is therefore still considered to be a development stage company.

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

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling interest in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of SFAS 160 did not have any impact on the Company’s financial statements.

MANHATTAN PHARMACEUTICALS, INC
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

In February 2008, the FASB issued two Staff Positions on SFAS 157: (1) FASB Staff Position No. FAS 157-1 (“FAS 157-1”), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and (2) FASB Staff Position No. FAS 157-2 (“FAS 157-2”), “Effective Date of FASB Statement No 157.” FAS 157-1 excludes SFAS 13, “Accounting for Leases”, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13, from SFAS 157’s scope. FAS157-2 partially defers SFAS 157’s effective date.  The adoption of FAS 157-1 and  FAS 157-2 did not have a material impact on the Company’s financial statements.

In October 2008, the FASB issued FASB Staff Position (“FAS”) No. 157-3 "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FAS 157-3"), which is effective upon issuance for all financial statements that have not been issued. FAS 157-3 clarifies the application of SFAS 157, in a market that is not active.  FAS 157-3 did not have any impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161 "Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 amends SFAS 133 by requiring expanded disclosures about an entity's derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS 161 is effective for the Company as of January 1, 2009. The adoption of SFAS 161 did not have any impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), a revised version of SFAS No. 141, “Business Combinations” (“SFAS 141R”).  The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles with international accounting standards. SFAS 141R applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The adoption of SFAS 141(R) did not have any impact on the Company’s financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-5 had an impact on the Company’s financial statements (see Note 10 to our financial statements for the period ended March 31, 2009).

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP FAS 157-4”) which provides guidance on determining when there has been a significant decrease in the volume and level of activity for an asset or liability, when a transaction is not orderly, and how that information must be incorporated into a fair value measurement. FSP SFAS 157-4 also requires expanded disclosures on valuation techniques and inputs and specifies the level of aggregation required for all quantitative disclosures.  The provisions of FSP SFAS 157-4 are effective for the Company’s quarter ending June 30, 2009. The Company does not expect this FSP to have a material impact on its financial statements.

MANHATTAN PHARMACEUTICALS, INC
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

In April 2009, the FASB issued FSP  SFAS No. 115-2 and No. 124-2,  “Recognition and Presentation of Other-Than-Temporary Impairments,” which makes the guidance on other-than-temporary impairments of debt securities more operational and requires additional disclosures when a company records an other-than-temporary impairment. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. We will be required to adopt the principles of FSP FAS 115-2 and FAS 124-2 in the second quarter of 2009. We do not expect the adoption to have a material effect on the Company’s financial statements.

2.	LIQUIDITY

The Company incurred a net loss of $761,844 and negative cash flows from operating activities of $645,797 for the three month period ended March 31, 2009 and $1,579,347 and negative cash flows from operating activities of $1,461,625 for the three month period ended March 31, 2008.  The net loss applicable to common shares from date of inception, August 6, 2001, to March 31, 2009 amounts to $59,901,994.

The Company received approximately $1.8 million in February 2008, approximately $0.9 million in June 2008 and $0.5 million in February 2009 from a joint venture agreement.  This joint venture agreement is more fully described in Note 6.  The Company received $70,000 in Secured 10% Notes in September 2008 which was repaid in full in February 2009.  The Company received $1.0 million in November and December 2008 and $0.3 million in February 2009 from the sale of Secured 12% Notes. These notes are more fully described in Notes 7 and 8.

Management believes that the Company will continue to incur net losses through at least March 31, 2010 and for the foreseeable future thereafter.  Based on the resources of the Company available at March 31, 2009, management believes that the Company has sufficient capital to fund its operations through the end of 2009.  Management believes that the Company will need additional equity or debt financing or will need to generate positive cash flow from a joint venture agreement, see Note 6, or generate revenues through licensing of its products or entering into strategic alliances to be able to sustain its operations into 2010.  Furthermore, the Company will need additional financing thereafter to complete development and commercialization of our products.  There can be no assurances that we can successfully complete development and commercialization of our products.

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

Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options and stock warrants would have an antidilutive effect because the Company incurred a net loss during each period presented.  The amounts of potentially dilutive securities excluded from the calculation were 95,358,343 and 19,685,161 shares at March 31, 2009 and 2008, respectively.  These amounts do not include the 55,555,555 shares issuable upon the exercise of the put or call rights issued in connection with the Hedrin JV (see Note 6) which were subject to anti-dilution rights upon the issuance of warrants with the Secured 12% Notes (see Note 8).

MANHATTAN PHARMACEUTICALS, INC
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

4.	SHARE-BASED COMPENSATION

The Company adopted SFAS No. 123(R), “Share-Based Payment,” (“Statement 123(R)”) for employee options using the modified prospective transition method. Statement 123(R) revised Statement 123 to eliminate the option to use the intrinsic value method and required the Company to expense the fair value of all employee options over the vesting period.  Under the modified prospective transition method, the Company recognized compensation cost for the three month periods ended March 31, 2009 and 2008 which includes a) period compensation cost related to share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and b) period compensation cost related to share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective method, the Company has not restated prior period results.

The Company recognizes compensation expense related to stock option grants on a straight-line basis over the vesting period.  For the three month periods ended March 31, 2009 and 2008, the Company recognized share-based employee compensation cost of $104,097 and $192,854, respectively, in accordance with Statement 123(R).  The Company did not capitalize any share-based compensation cost.

Options granted to consultants and other non-employees are accounted for in accordance with EITF No. 96-18 "Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".  Accordingly, such options are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is amortized to consulting expense over the related vesting period.  As a result of adjusting consultant and other non-employee options to fair value as of March 31, 2009 and 2008 respectively, net of amortization, the Company recognized an increase to general and administrative and research and development expenses of $378 for the three month period ended March 31, 2009 and an increase to general and administrative and research and development expenses of $546 for the three month period ended March 31, 2008. The Company has allocated share-based compensation costs to general and administrative and research and development expenses as follows:

	Three months ended March 31,
	2009	2008
General and administrative expense:
Share-based employee compensation cost	$103,719	$140,043
Share-based consultant and non-employee cost	38	-
	103,757	140,043
Research and development expense
Share-based employee compensation cost	-	52,265
Share-based consultant and non-employee cost	340	546
	340	52,811
Total share-based cost	$104,097	$192,854

To compute compensation expense in 2009 and 2008 the Company estimated the fair value of each option award on the date of grant using the Black-Scholes model. The Company based the expected volatility assumption on a volatility index of peer companies as the Company did not have a sufficient number of years of historical volatility of its common stock for the application of Statement 123 (R).  The expected term of options granted represents the period of time that options are expected to be outstanding.  The Company estimated the expected term of stock options by the simplified method as prescribed in Staff Accounting Bulletin Nos. 107 and 110.  The expected forfeiture rates are based on the historical employee forfeiture experiences. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards.  The Company has not declared a dividend on its common stock since its inception and has no intentions of declaring a dividend in the foreseeable future and therefore used a dividend yield of zero.

MANHATTAN PHARMACEUTICALS, INC
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges in 2009 and 2008:

	Three months ended March 31,
	2009	2008

Expected volatility	94%	93%

Dividend yield	-	-

Expected term (in years)	6	6

Risk-free interest rate	1.88%	2.81

The Company has shareholder-approved incentive stock option plans for employees under which it has granted non-qualified and incentive stock options.  In December 2003, the Company established the 2003 Stock Option Plan (the “2003 Plan”), which provided for the granting of up to 5,400,000 options to officers, directors, employees and consultants for the purchase of stock.  In August 2005, the Company increased the number of shares of common stock reserved for issuance under the 2003 Plan by 2,000,000 shares.  In May 2007, the Company increased the number of shares of common stock reserved for issuance under the 2003 Plan by 3,000,000 shares.  At March 31, 2009, 10,400,000 shares were authorized for issuance.  The options have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally 3 years) and are issued at an exercise price equal to or greater than the fair market value of the shares at the date of grant.  The 2003 Plan expires on December 10, 2013 or when all options have been granted, whichever is sooner. At March 31, 2009, options to purchase 9,496,596 shares were outstanding, 27,776 shares of common stock were issued and  there were 875,628 shares reserved for future grants under the 2003 Plan.

In July 1995, the Company established the 1995 Stock Option Plan (the”1995 Plan”), which provided for the granting of options to purchase up to 130,000 shares of the Company’s common stock to officers, directors, employees and consultants.  The 1995 Plan was amended several times to increase the number of shares reserved for stock option grants.  In June 2005 the 1995 Plan expired and no further options can be granted.   At March 31, 2009 options to purchase 1,137,240 shares were outstanding and no shares were reserved for future stock option grants under the 1995 Plan.

MANHATTAN PHARMACEUTICALS, INC
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

A summary of the status of the Company’s stock options as of March 31, 2009 and changes during the period then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	10,633,836	$0.938
Granted	-
Exercised	-
Cancelled	-
Outstanding at March 31, 2009	10,633,836	$0.938	6.690	$-

Exercisable at March 31, 2009	9,108,010	$1.022	6.370	$-

Weighted-average fair value of options granted during the three month period ended March 31, 2009	None issued

As of March 31, 2009, the total compensation cost related to nonvested option awards not yet recognized is $321,569.  The weighted average period over which it is expected to be recognized is approximately 1 year.

5.	COMMITMENTS AND CONTINGENCIES

Swiss Pharma

The Company has been involved in an arbitration proceeding in Switzerland with Swiss Pharma Contract LTD (“Swiss Pharma”), a clinical site that the Company used in one of its obesity trials.  On September 5, 2008, the sole arbitrator in Switzerland rendered an award in favor of Swiss Pharma, awarding to Swiss Pharma a total of approximately $646,000 which amount includes a  contract penalty of approximately $323,000, a final services invoice of approximately $48,000, reimbursement of certain of Swiss Pharma’s legal and other expenses incurred in the arbitration process of approximately $245,000, reimbursement of arbitration costs of approximately $13,000 and interest through September 5, 2008 of approximately $17,000.  Further, the arbitrator ruled that the Company must pay interest of 5% per annum on approximately $371,000, the sum of the contract penalty of approximately $323,000 and the final services invoice of approximately $48,000, from October 12, 2007 until paid.

The Company had previously recognized a liability to Swiss Pharma in the amount of approximately $104,000 for the final services invoice.  The remainder of the award, approximately $542,000, was expensed in September 2008.    The Company will continue to accrue interest at 5% per annum on the approximate $371,000 until such amount has been settled.

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

MANHATTAN PHARMACEUTICALS, INC
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Employment Agreement

The Company has an employment agreement with one employee for the payment of an annual base salary of $300,000 as well as performance based bonuses.  This agreement has a remaining term of three months and a remaining obligation of $83,000 as of March 31, 2009.  As per the terms of the Secured 12% Notes sold in the fourth quarter of 2008 and the first quarter of 2009 management, comprised of the two employees, including one under contract, has agreed to reduce their salaries effective as of October 1, 2008.  If the Company sells at least $1.5 million but less than $2 million of Secured 12% Notes then their salaries shall be reduced by 20%.  The Company sold $1.725 million of Secured 12% Notes, management therefore was paid 80% of their salaries during the fourth quarter of 2008. Also as per the terms of the Secured 12% Notes the reduction in management’s salaries shall be reduced to 10% if the Company realizes gross proceeds of $500,000 or more from other sources and there will be no reduction if the Company realizes gross proceeds of $1,000,000 or more from other sources.  In February 2009 the Company received a $500,000 milestone payment from the Hedrin JV; therefore management’s salaries are currently reduced by 10%.

6.	JOINT VENTURE

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

In June 2008, the Hedrin JV Agreement was amended (the "Hedrin JV Amended Agreement").  Under the amended terms Nordic invested an additional $1.0 million, for a total of $3.5 million, in the Hedrin JV and made an advance of $250,000 to the Hedrin JV and the Hedrin JV made an additional $1.0 million payment, for a total of $3.0 million, to the Company.  The Hedrin JV also distributed additional ownership equity sufficient for each of the Company and Nordic to maintain their ownership interest at 50%.  The FDA classified Hedrin as a Class III medical device in February 2009.  Under the amended terms, upon attaining this classification of Hedrin by the FDA, Nordic invested an additional $1.25 million, for a total investment of $5 million, into the Hedrin JV,  the Hedrin JV paid an additional $0.5 million, for a total of $3.5 million, to the Company and the $250,000 that Nordic advanced to the Hedrin JV in June became an equity investment in the Hedrin JV by Nordic. The Hedrin JV is now obligated to issue to the Company and Nordic additional ownership interest in the Hedrin JV, thereby maintaining each of the Company’s and Nordic’s 50% ownership interest in the Hedrin JV.

MANHATTAN PHARMACEUTICALS, INC
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

In February 2009, the Company’s exchange obligation increased by $1,000,000 and the Company’s investment in the Hedrin JV increased by $500,000 as a result of the investment by Nordic of an additional $1.25 million into the Hedrin JV, the reclassification of the advance made by Nordic in June 2008 to the Hedrin JV of $250,000 into an equity interest and the payment of $500,000 by the Hedrin JV to the Company. At March 31, 2009, the Company’s exchange obligation is $3,949,176.

During the three month periods ended March 31, 2009 and 2008, the Company recognized $135,786 and $19,873, respectively, of equity in the losses of the Hedrin JV.  This reduced the carrying value of its investment in the Hedrin JV to $364,214 at March 31, 2009.  As of March 31, 2009, the Hedrin JV had cumulative losses since inception of $771,572, the Company’s share of the losses is $385,786, equity in losses of Hedrin JV previous recognized was $250,000 leaving a $135,786 share of the cumulative losses of the Hedrin JV to be recognized by the Company at March 31, 2009.

Nordic has an option to put all or a portion of its equity interest in the Hedrin JV to the Company in exchange for the Company’s common stock.  The shares of the Company’s common stock to be issued upon exercise of the put will be calculated by multiplying the percentage of Nordic’s equity in the Hedrin JV that Nordic decides to put to the Company multiplied by the dollar amount of Nordic’s investment in Limited Partnership divided by $0.09, as adjusted from time to time.  The put option is exercisable immediately and expires at the earlier of ten years or when Nordic’s distributions from the Limited Hedrin JV exceed five times the amount Nordic invested in the Hedrin JV.

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

The Hedrin JV has engaged the Company to provide management services to the Limited Partnership in exchange for a management fee.  For the three month periods ended March 31, 2009 and 2008, the Company has recognized $108,845 and $51,496, respectively, of other income from management fees earned from the Hedrin JV which is included in the Company’s condensed statements of operations for the three month periods ended March 31, 2009 and 2008 as a component of interest and other income.

MANHATTAN PHARMACEUTICALS, INC
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Nordic paid to the Company a non-refundable fee of $150,000 at the closing for the right to receive a warrant covering 11.1 million shares of the Company’s common stock, as adjusted due to the 12% Notes Transaction, see note 11, exercisable for $0.09 per share, as adjusted due to the 12% Notes Transaction, see note 11.  The warrant is issuable 90 days from closing, provided Nordic has not exercised all or a part of its put, as described below.  The Company issued the warrant to Nordic on April 30, 2008.  The per share exercise price of the warrant was initially based on the volume weighted average price of the Company’s common stock for the period prior to the signing of the Hedrin JV Agreement and has been subsequently adjusted due to the 12% Notes Transaction, see Note 8.

The Hedrin JV's Board consists of 4 members, 2 appointed by the Company and 2 appointed by Nordic.  Nordic has the right to appoint one of the directors as chairman of the Board.  The chairman has certain tie breaking powers.

Nordic has the right to nominate a person to serve on the Company’s Board of Directors.  Nordic has nominated a person, however, that person has declined to stand for appointment to the Company’s Board of Directors.

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

The Company was required to file an additional registration statement with 45 days of Nordic’s investment of an additional $1.25 million in the Hedrin JV in February 2009.  The Company did not meet this requirement as it had our registration statements pending.  The Company has requested a waiver until May 31, 2009 of Nordic’s registration rights in order to meet this obligation.  Nordic has verbally agreed to the waiver.

The profits of the Hedrin JV will be shared by the Company and Nordic in accordance with their respective equity interests in the Limited Partnership, which are currently 50% to each, except that Nordic will get a minimum distribution from the Hedrin JV equal to 5% on Hedrin sales, as adjusted for any change in Nordic’s equity interest in the Limited Partnership.  If the Hedrin JV realizes a profit equal to or greater than a 10% royalty on Hedrin sales, then profits will be shared by the Company and Nordic in accordance with their respective equity interests in the Limited Partnership.  However, in the event of a liquidation of the Limited Partnership, Nordic’s distribution in liquidation will be at least equal to the amount Nordic invested in the Hedrin JV ($5 million) plus 10% per year, less the cumulative distributions received by Nordic from the Hedrin JV.  Further, in no event shall Nordic’s distribution in liquidation be greater than assets available for distribution in liquidation.

 7.           SECURED 10% NOTES PAYABLE

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

MANHATTAN PHARMACEUTICALS, INC
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

8.	SECURED 12% NOTES PAYABLE

On November 19, 2008, December 23, 2008 and February 3, 2009, the Company completed the first, second and final closings on a financing transaction (the “12% Notes Transaction”).  The Company sold $1,725,000 of 12% senior secured notes (the “Secured 12% Notes”) and issued warrants to the investors to purchase 57.5 million shares of the Company’s common stock at $0.09 per share.  The warrants expire on December 31, 2013.  Net proceeds of $1.4 million were realized from the three closings.  In addition, $78,000 of issuance costs were paid outside of the closings.   Per the terms of the 12% Notes Transaction the net proceeds were paid into a deposit account  (the “Deposit Account”) and are to be paid out to the Company in monthly installments of $113,300 retroactive to October 1, 2008 and a one-time payment of $200,000.  Per the terms of the 12% Notes Transaction the monthly installments are to be used exclusively to fund the current operating expenses of the Company and the one-time payment was to be used for trade payables incurred prior to October 1, 2008.  The Company received $362,000 of such monthly installments and the one –time payment of $200,000 during the three month period ended March 31,  2009.  The remaining balance in the Deposit Account at March 31, 2009 of approximately $515,000 is reflected in the accompanying balance sheets as of March 31, 2009 as restricted cash.

National Securities Corporation (“National”) was the placement agent for the 12% Notes Transaction.  National’s compensation for acting as placement agent is a cash fee of 10% of the gross proceeds received, a non-accountable expense allowance of 1.5% of the gross proceeds, reimbursement of certain expenses and a warrant to purchase such number of shares of the Company’s common stock equal to 15% of the shares underlying the warrants issued to the investors.  The Company paid National a total of  $202,000 in placement agent fees, a non-accountable expense allowance and reimbursement of certain expenses, of which $47,000 was paid during the three month period ended March 31, 2009.  In addition, the Company issued warrants to purchase 8.6 million shares of the Company’s common stock at $0.09 per share.  These warrants were valued at $29,110 and are a component of Secured 12% notes payable issue costs.  The warrants expire on December 31, 2013.

The Secured 12% Notes mature two years after issuance.  Interest on the  Secured 12% Notes is compounded quarterly and payable at maturity.  At March 31, 2009, accrued and unpaid interest on the Secured 12% Notes amounted to approximately $63,000 and is reflected in the accompanying balance sheet at March 31, 2009 as interest payable on secured 12% notes payable. The Secured 12% Notes are secured by a pledge of all of the Company’s assets except for its investment in the Hedrin JV.  The asset pledge includes the cash balance in the Deposit Account.  In addition, to provide additional security for the Company’s obligations under the notes, the Company entered into a default agreement, which provides that upon an event of default under the notes, the Company shall, at the request of the holders of the notes, use reasonable commercial efforts to either (i) sell a part or all of the Company’s interests in the Hedrin joint venture or (ii) transfer all or part of the Company’s interest in the Hedrin JV to the holders of the notes, as necessary, in order to fulfill the Company’s obligations under the notes, to the extent required and to the extent permitted by the applicable Hedrin joint venture agreements.

In connection with the private placement, the Company, the placement agent and the investors entered into a registration rights agreement.  Pursuant to the registration rights agreement, we agreed to file a registration statement to register the resale of the shares of our common stock issuable upon exercise of the warrants issued to the investors in the private placement, within 20 days of the final closing date and to cause the registration statement to be declared effective within 90 days (or 120 days upon full review by the Securities and Exchange Commission). During the three month period ended March 31, 2009 we filed the registration statement, received a comment letter from the SEC and responded to the comment letter from the SEC.  The registration statement was declared effective on April 17, 2009.

MANHATTAN PHARMACEUTICALS, INC
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The conditions for the additional shares becoming issuable upon the exercise of Nordic’s Put were met during the three month period ended March 31, 2009

The Company incurred a total of approximately $424,000 of costs in the issuance of the $1,725,000 of Secured 12% Notes sold in 2008.  These costs were capitalized and are being amortized over the life of the Secured 12% Notes into interest expense.  During the three month period ended March 31, 2009, the amount amortized into interest expense was approximately $50,000.  The remaining unamortized balance of approximately $358,000 is reflected in the accompanying balance sheet as of March 31, 2009 as a non-current asset, secured 12% notes payable issue costs.

The Company recognized an original issue discount (the “OID”) of approximately $194,000 on the issuance of the Secured 12% Notes sold for the value of the warrants issued to the investors.  The OID is being amortized over the life of the Secured 12% Notes into interest expense.  During the three month period ended March 31, 2009 the amount amortized into interest expense was approximately $22,000.  The remaining unamortized balance of approximately $165,000 has been netted against the face amount of the Secured 12% Notes in the accompanying balance sheet as of March 31, 2009.  As per the terms of the 12% Notes Transaction the Company’s officers agreed to certain modifications of their employment agreements (see Note 5).

9.	LICENSE AGREEMENTS

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

MANHATTAN PHARMACEUTICALS, INC
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

In February 2009, the Company terminated the Altoderm Agreement for convenience.  The Company has no further financial liability or commitment to T&R under the Altoderm Agreement.

Altolyn License Agreement

On April 3, 2007, the Company and T&R also entered into a license agreement for “Altolyn” (the “Altolyn Agreement”). Pursuant to the Altolyn Agreement, the Company acquired an exclusive North American license to certain patent rights and other intellectual property relating to Altolyn, an oral formulation product candidate using sodium cromoglicate for the treatment of mastocytosis, food allergies, and inflammatory bowel disorder..

In February 2009, the Company terminated the Altolyn Agreement for convenience.  The Company has no further financial liability or commitment to T&R under the Altolyn Agreement.

10.	DERIVATIVE LIABILITY

In April 2008, the Financial Accounting Standards Board (“FASB”) issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF 07-5’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective warrant agreements. We determined that the warrant issued to Nordic in April 2008 contained such provisions, thereby concluding they were not indexed to the Company’s own stock and were reclassified from equity to derivative liabilities.

In accordance with EITF 07-5, the Company, estimated the fair value of these warrants as of January 1, 2009 to be $22,222 by recording a reduction in paid in capital of $150,000 and a decrease in deficit accumulated during the development stage of $127,778. The effect of this adjustment is recorded as a cumulative effect of change in accounting principles in our condensed statements of stockholder’s equity (deficiency).  As of March 31, 2009 the fair value of this derivative was $92,222. The change of $70,000 in fair value during the three month period ended March 31, 2009 is reported as a non-cash charge in our condensed statement of operations as a component of other (income) expense.

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our results of operations and financial condition in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”) and our financial statements for the three month period ended March 31, 2009 included elsewhere in this report.

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

Results Of Operations

Three-month Period ended March 31, 2009 vs 2008

	Quarters ended March 31,		Increase	% Increase
	2009	2008	(decrease)	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$-	$53,000	$(53,000)	-100.00%
Other research and development expenses	45,000	747,000	(702,000)	-93.98%
Total research and development expenses	45,000	800,000	(755,000)	-94.38%
General and administrative:
Share-based compensation	104,000	140,000	(36,000)	-25.71%
Other general and administrative expenses	408,000	674,000	(266,000)	-39.47%
Total general and administrative expenses	512,000	814,000	(302,000)	-37.10%
Other income/(expense)	(205,000)	35,000	(240,000)	-685.71%
Net loss	$762,000	$1,579,000	$(817,000)	-51.74%

During each of the three month periods ended March 31, 2009 and 2008, we did not recognize any revenues.  We are considered a development stage company and do not expect to have revenues relating to our products candidates prior to March 31, 2010, if at all.

For the quarter ended March 31, 2009 research and development expense was $45,000 as compared to $800,000 for the quarter ended March 31, 2008.  This decrease of $755,000, or 94%, is primarily due to there being no active product development projects during the 2009 period, as the Hedrin product is being developed by the Hedrin JV and as we have ceased development of all other products due to lack of funds and other factors.

For the quarter ended March 31, 2009 general and administrative expense was $512,000 as compared to $814,000 for the quarter ended March 31, 2008.  This decrease of $302,000, or 37%, is primarily comprised of a decrease in share-based compensation of $36,000 and a decrease in other general and administrative expenses of $266,000.

For the quarter ended March 31, 2009 other income/(expense) was $(205,000) as compared to $35,000 for the quarter ended March 31, 2008.  This change of $(240,000), or 686%, is primarily due to increases in equity in losses of from the Hedrin JV of $116,000, a change in fair value of a derivative of $70,000 and interest expense of $125,000 offset by an increase in interest and other income of $72,000.

Net loss for the quarter ended March 31, 2009 was $762,000 as compared to $1,579,000 for the quarter ended March 31, 2008.  This decrease of $817,000, or 52%, is primarily due to decreases in research and development expenses of $755,000 and in general and administrative expenses of $302,000 offset by a change in other income/(expense) of $(240,000).

Liquidity and Capital Resources

From inception to March 31, 2009, we incurred a deficit during the development stage of $59,902,000 primarily as a result of our net losses, and we expect to continue to incur additional losses through at least March 31, 2010 and for the foreseeable future.  These losses have been incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations since inception primarily through equity and debt financings and a joint venture transaction.  During the quarter ended March 31, 2009, we had a net increase in cash and cash equivalents of $124,000.  This increase resulted largely from net cash provided by financing activities of $770,000 partially offset by net cash used in operating activities of $646,000.  Total liquid resources as of March 31, 2009 were $230,000 compared to $106,000 at December 31, 2008.

Our current liabilities as of March 31, 2009 were $993,000 compared to $1,486,000 at December 31, 2008, a decrease of $493,000.  As of March 31, 2009, we had working capital deficit of $195,000 compared to working capital deficit of $612,000 at December 31, 2008.

The Company received net proceeds of approximately $340,000 in February 2009 from the final closing of the sale of the 12% Secured Notes and approximately $500,000 in February 2009 from a joint venture agreement.  The Company also repaid $70,000 in Secured 10% Notes in February 2009.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development.  Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.  Through March 31, 2009, a significant portion of our financing has been through private placements of common stock and warrants.  Unless our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through the similar sources of capital previously described.  We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.  We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future.

Based on the resources of the Company available at March 31, 2009, management believes that the Company has sufficient capital to fund its operations through 2009.  Management believes that the Company will need additional equity or debt financing or will need to generate positive cash flow from the Hedrin joint venture, or generate revenues through licensing of its products or entering into strategic alliances to be able to sustain its operations into 2010.  Furthermore, the Company will need additional financing thereafter to complete development and commercialization of its products.  There can be no assurances that we can successfully complete development and commercialization of our products.

These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have reported net losses of $762,000 and $1,579,000 for the three month periods ended March 31, 2009 and 2008, respectively.  The net loss attributable to common shares from date of inception, including preferred stock dividends, August 6, 2001 to March 31, 2009, amounts to $59,902,000.  Management believes that we will continue to incur net losses through at least March 31, 2010.

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

The Hedrin JV is responsible for the development and commercialization of Hedrin for the North American market and all associated costs including clinical trials, if required, regulatory costs, patent costs, and future milestone payments owed to Thornton & Ross Ltd., or T&R, the licensor of Hedrin.  The Hedrin JV has engaged us to provide management services to the Hedrin JV in exchange for an annualized management fee, which for the three month periods ended March 31, 2009 and 2008 was approximately $109,000 and $51,000, respectively.

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

The Company was required to file an additional registration statement with 45 days of Nordic’s investment of an additional $1.25 million in the Hedrin JV in February 2009.  The Company did not meet this requirement as it had our registration statements pending.  The Company has requested a waiver until May 31, 2009 of Nordic’s registration rights in order to meet this obligation.  Nordic has verbally agreed to the waiver.

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

In connection with the private placement, we, the placement agent and the investors entered into a registration rights agreement.  Pursuant to the registration rights agreement, we agreed to file a registration statement to register the resale of the shares of our common stock issuable upon exercise of the warrants issued to the investors in the private placement, within 20 days of the final closing date and to cause the registration statement to be declared effective within 90 days (or 120 days upon full review by the SEC).   During the three month period ended March 31, 2009,  we filed the registration statement, received a comment letter from the SEC, responded to the SEC comment letter and re-filed the registration statement.  The registration statement was declared effective by the SEC on April 17, 2009.

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

Development Commitments

At present the Company has no development commitments.

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

To date, we have incurred $1,084,000 of project costs for the development of Hedrin.  None of these costs were incurred during the three month period ended March 31, 2009.  We do not expect to incur any future costs as the Hedrin JV is now responsible for all costs associated with Hedrin.

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

To date, we have incurred $6,504,000 of project costs related to our development of Topical PTH (1-34).  These project costs have been incurred since April 1, 2005, the date of the Tarpan Therapeutics acquisition.  None of these costs were incurred during the three month period ended March 31, 2009.

Summary of Contractual Commitments

Employment Agreement

The Company has an employment agreement with one employee for the payment of an annual base salary of $300,000 as well as performance based bonuses.  This agreement has a remaining term of three months and a remaining obligation of $83,000 as of March 31, 2009.  As per the terms of the Secured 12% Notes sold in the fourth quarter of 2008 and the first quarter of 2009 management, comprised of the two employees, including one under contract, has agreed to reduce their salaries effective as of October 1, 2008.  If the Company sells at least $1.5 million but less than $2 million of Secured 12% Notes then their salaries shall be reduced by 20%.  The Company sold $1.725 million of Secured 12% Notes, management therefore was paid 80% of their salaries during the fourth quarter of 2008. Also as per the terms of the Secured 12% Notes the reduction in management’s salaries shall be reduced to 10% if the Company realizes gross proceeds of $500,000 or more from other sources and there will be no reduction if the Company realizes gross proceeds of $1,000,000 or more from other sources.  In February 2009 the Company received a $500,000 milestone payment from the Hedrin JV; therefore management’s salaries are currently reduced by 10%.

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

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” (“Statement 123(R)”) for employee options using the modified prospective transition method. Statement 123(R) revised Statement 123 to eliminate the option to use the intrinsic value method and required the Company to expense the fair value of all employee options over the vesting period.  Under the modified prospective transition method, the Company recognizes compensation cost for the three month periods ended March 31, 2009 and 2008 which includes a) period compensation cost related to share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and b) period compensation cost related to share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective method, the Company has not restated prior period results.

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling interest in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of SFAS 160 did not have any impact on our financial statements.

In February 2008, the FASB issued two Staff Positions on SFAS 157: (1) FASB Staff Position No. FAS 157-1 (“FAS 157-1”), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and (2) FASB Staff Position No. FAS 157-2 (“FAS 157-2”), “Effective Date of FASB Statement No 157.” FAS 157-1 excludes SFAS 13, “Accounting for Leases”, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13, from SFAS 157’s scope. FAS157-2 partially defers SFAS 157’s effective date.  The adoption of FAS 157-1 and  FAS 157-2 did not have a material impact on our financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3 "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FAS 157-3"), which is effective upon issuance for all financial statements that have not been issued. FAS 157-3 clarifies the application of SFAS 157, in a market that is not active.  FAS 157-3 did not have any impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161 "Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 amends SFAS 133 by requiring expanded disclosures about an entity's derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS 161 is effective for the Company as of January 1, 2009. The adoption of SFAS 161 did not have any impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), a revised version of SFAS No. 141, “Business Combinations” (“SFAS 141R”).  The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles with international accounting standards. SFAS 141R applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The adoption of SFAS 141(R) did not have any impact on our financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-5 had an impact on our financial statements (see Note 10 to our financial statements for the period ended March 31, 2009).

In April 2009, the FASB issued Staff Position (“FSP”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP FAS 157-4”) which provides guidance on determining when there has been a significant decrease in the volume and level of activity for an asset or liability, when a transaction is not orderly, and how that information must be incorporated into a fair value measurement. FSP SFAS 157-4 also requires expanded disclosures on valuation techniques and inputs and specifies the level of aggregation required for all quantitative disclosures.  The provisions of FSP SFAS 157-4 are effective for the Company’s quarter ending June 30, 2009. We do not expect this FSP to have a material impact on our financial statements.

In April 2009, the FASB issued Staff Position (“FSP”) No. 115-2 and No. 124-2, (“FSP FAS 155-2” and “FSP FAS 124-2”)“Recognition and Presentation of Other-Than-Temporary Impairments,” which makes the guidance on other-than-temporary impairments of debt securities more operational and requires additional disclosures when a company records an other-than-temporary impairment. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. We will be required to adopt the principles of FSP FAS 115-2 and FAS 124-2 in the second quarter of 2009. We do not expect the adoption to have a material effect on our financial statements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk is confined to our cash and cash equivalents. We have attempted to minimize risk by investing in high-quality financial instruments, primarily money market funds with no security having an effective duration longer than 90 days. If the market interest rate decreases by 100 basis points or 1%, the fair value of our cash and cash equivalents portfolio would have minimal to no impact on the carrying value of our portfolio. We did not hold any derivative instruments as of March 31, 2009, and we have never held such instruments in the past.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of that date were effective to ensure that information required to be disclosed in the reports we file under the Securities and Exchange Act is recorded, processed, summarized and reported on an accurate and timely basis.

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

Changes in Internal Control

During the quarter ended March 31, 2009, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors

We have not had material changes to our risk factor disclosure in our Annual Report on Form 10-K for the year ended December 31, 2008 under the caption “Risk Factors” following Item 1 of such report.

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

MANHATTAN PHARMACEUTICALS, INC.

Date: May 15, 2009	By:	/s/ Douglas Abel
Douglas Abel
President and Chief Executive Officer

Date: May 15, 2009	By:	/s/ Michael G. McGuinness
Michael G. McGuinness
Chief Operating and Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.