Form 10-Q
period 2009-06-30
MANHATTAN PHARMACEUTICALS INC
filed 2009-08-14
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

(212) 582-3950
(Issuer’s telephone number)
\
Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted and posted on its corporate Web site, if any, every Interactive Data File  required to be submitted and posted to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes    ☐      No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐  Accelerated filer   ☐  Non-accelerated filer   ☐ Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 4, 2009 there were 70,624,232 shares of the issuer’s common stock, $.001 par value, outstanding.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities and Exchange Act of 1934. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “may,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. These statements are therefore subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Such risks and uncertainties relate to, among other factors:

•	the development of our product candidates;
•	the regulatory approval of our product candidates;
•	our use of clinical research centers and other contractors;
•	our ability to find collaborative partners for research, development and commercialization of potential products;
•	acceptance of our products by doctors, patients or payers;
•	our ability to market any of our products;
•	our history of operating losses;
•	our ability to compete against other companies and research institutions;
•	our ability to secure adequate protection for our intellectual property;
•	our ability to attract and retain key personnel;
•	availability of reimbursement for our product candidates;
•	the effect of potential strategic transactions on our business;
•	our ability to obtain adequate financing; and
•	the volatility of our stock price.

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

Part I – Financial Information
Item 1. Unaudited Condensed Financial Statements

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)	(See Note 1)
Assets

Current assets:
Cash and cash equivalents	$294,568	$106,023
Restricted cash	174,967	730,499
Other current assets	55,311	37,718
Total current assets	524,846	874,240

Investment in Hedrin JV	268,314	-
Property and equipment, net	6,009	9,072
Secured 12% notes payable issue costs	305,445	330,756
Other assets	34,895	34,895
Total assets	$1,139,509	$1,248,963

Liabilities and Stockholders' Deficiency

Current Liabilities:
Secured 10% notes payable	$-	$70,000
Accounts payable	172,911	542,296
Accrued expenses	785,333	874,072
Derivative liability	838,889	-

Total current liabilities	1,797,133	1,486,368

Secured 12% notes payable, net	1,583,685	1,174,107
Interest payable on secured 12% notes payable	116,431	15,237
Exchange obligation	3,949,176	2,949,176
Total liabilities	7,446,425	5,624,888

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value. Authorized 1,500,000 shares; no shares issued and outstanding at June 30, 2009 and December 31, 2008	-	-
Common stock, $.001 par value. Authorized 300,000,000 shares; 70,624,232 shares issued and outstanding at June 30, 2009 and December 31, 2008	70,624	70,624
Additional paid-in capital	54,916,893	54,821,379
Deficit accumulated during the development stage	(61,294,433)	(59,267,928)

Total stockholders’ deficiency	(6,306,916)	(4,375,925)

Total liabilities and stockholders' deficiency	$1,139,509	$1,248,963

See accompanying notes to financial statements.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Cumulative period from August 6, 2001 (inception) to June 30,
	2009	2008	2009	2008	2009
Revenue	$-	$-	$-	$-	$-

Costs and expenses:
Research and development	6,644	565,728	51,580	1,365,799	28,343,415
General and administrative	470,616	901,538	983,017	1,715,598	17,445,290
In-process research and development charge	-	-	-	-	11,887,807
Impairment of intangible assets	-	-	-	-	1,248,230
Loss on disposition of intangible assets	-	-	-	-	1,213,878

Total operating expenses	477,260	1,467,266	1,034,597	3,081,397	60,138,620

Operating loss	(477,260)	(1,467,266)	(1,034,597)	(3,081,397)	(60,138,620)

Other (income) expense:
Equity in losses of Hedrin JV	95,900	87,718	231,686	107,593	481,686
Change in fair value of derivative	746,667	-	816,667	-	688,889
Interest and other income	(61,900)	(132,772)	(188,627)	(187,429)	(1,469,158)
Interest expense	134,510	-	259,960	-	350,784
Realized gain on sale of marketable equity securities	-	-	-	-	(76,032)

Total other (income) expense	915,177	(45,054)	1,119,686	(79,836)	(23,831)

Net loss	(1,392,437)	(1,422,212)	(2,154,283)	(3,001,561)	(60,114,789)

Preferred stock dividends (including imputed amounts)	-	-	-	-	(1,179,644)

Net loss applicable to common shares	$(1,392,437)	$(1,422,212)	$(2,154,283)	$(3,001,561)	$(61,294,433)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.04)

Weighted average shares of common stock outstanding:
Basic and diluted	70,624,232	70,624,232	70,624,232	70,624,232

See accompanying notes to financial statements.

MANHATTAN PAHRMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Stockholders' Equity (Deficiency)
(Unaudited)

	Common stock shares	Common stock amount	Additional paid -in capital	Deficit accumulated during development stage	Other	Total stockholders’ equity (deficiency)
Stock issued at $0.0004 per share for subscription receivable	10,167,741	$10,168	$(6,168)	$-	$(4,000)	$-
Net loss	-	-	-	(56,796)	-	(56,796)
Balance at December 31, 2001	10,167,741	10,168	(6,168)	(56,796)	(4,000)	(56,796)

Proceeds from subscription receivable	-	-	-	-	4,000	4,000
Stock issued at $0.0004 per share for license rights	2,541,935	2,542	(1,542)	-		1,000
Stock options issued for consulting services	-	-	60,589	-	(60,589)	-
Amortization of unearned consulting services	-	-	-	-	22,721	22,721
Common stock issued at $0.63 per share, net of expenses	3,043,332	3,043	1,701,275	-	-	1,704,318
Net loss	-	-		(1,037,320)		(1,037,320)
Balance at December 31, 2002	15,753,008	15,753	1,754,154	(1,094,116)	(37,868)	637,923

Common stock issued at $0.63 per share, net of expenses	1,321,806	1,322	742,369	-		743,691
Effect of reverse acquisition	6,287,582	6,287	2,329,954	-		2,336,241
Amortization of unearned consulting costs	-	-	-	-	37,868	37,868
Unrealized loss on short-term investments	-	-	-	-	(7,760)	(7,760)
Payment for fractional shares for stock combination	-	-	(300)	-		(300)
Preferred stock issued at $10 per share, net of expenses	-	-	9,045,176	-	1,000	9,046,176
Imputed preferred stock dividend			418,182	(418,182)		-
Net loss	-	-	-	(5,960,907)		(5,960,907)
Balance at December 31, 2003	23,362,396	23,362	14,289,535	(7,473,205)	(6,760)	6,832,932
						-
Exercise of stock options	27,600	27	30,073	-		30,100
Common stock issued at $1.10, net of expenses	3,368,952	3,369	3,358,349	-		3,361,718
Preferred stock dividend accrued	-	-	-	(585,799)	585,799	-
Preferred stock dividends paid by issuance of shares	-	-	281,073	-	(282,363)	(1,290)
Conversion of preferred stock to common stock at $1.10 per share	1,550,239	1,551	(1,380)	-	(171)	-
Warrants issued for consulting services	-	-	125,558	-	(120,968)	4,590
Amortization of unearned consulting costs	-	-	-	-	100,800	100,800
Unrealized gain on short-term investments and reversal of unrealized loss on short-term investments	-	-	-	-	20,997	20,997
Net loss	-	-	-	(5,896,031)	-	(5,896,031)
Balance at December 31, 2004	28,309,187	28,309	18,083,208	(13,955,035)	297,334	4,453,816

Common stock issued at $1.11 and $1.15, net of expenses	11,917,680	11,918	12,238,291	-	-	12,250,209
Common stock issued to vendor at $1.11 per share in satisfaction of accounts payable	675,675	676	749,324	-	-	750,000
Exercise of stock options	32,400	33	32,367	-	-	32,400
Exercise of warrants	279,845	279	68,212	-	-	68,491
Preferred stock dividend accrued	-	-	-	(175,663)	175,663	-
Preferred stock dividends paid by issuance of shares	-	-	477,736	-	(479,032)	(1,296)
Conversion of preferred stock to common stock at $1.10 per share	8,146,858	8,147	(7,251)	-	(896)	-
Share-based compensation	-	-	66,971	-	20,168	87,139
Reversal of unrealized gain on short-term investments	-	-	-	-	(12,250)	(12,250)
Stock issued in connection with acquisition of Tarpan Therapeutics, Inc.	10,731,052	10,731	11,042,253	-		11,052,984
Net loss	-	-	-	(19,140,997)		(19,140,997)
Balance at December 31, 2005	60,092,697	60,093	42,751,111	(33,271,695)	987	9,540,496

Cashless exercise of warrants	27,341	27	(27)	-		-
Share-based compensation	-	-	1,675,499	-		1,675,499
Unrealized loss on short-term investments	-	-	-	-	(987)	(987)
Costs associated with private placement	-	-	(15,257)	-	-	(15,257)
Net loss	-	-	-	(9,695,123)	-	(9,695,123)
Balance at December 31, 2006	60,120,038	60,120	44,411,326	(42,966,818)	-	1,504,628

MANHATTAN PAHRMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Stockholders' Equity (Deficiency)
(Unaudited)

	Common stock shares	Common stock amount	Additional paid -in capital	Deficit accumulated during development stage	Other	Total stockholders’ equity (deficiency)
Common stock issued at $0.84 and $0.90 per shares, net of expenses	10,185,502	$10,186	$7,841,999	$-	$-	$7,852,185
Common stock issued to directors at $0.72 per share in satisfaction of accounts payable	27,776	28	19,972	-	-	20,000
Common stock issued in connection with in-licensing agreement at $0.90 per share	125,000	125	112,375	-	-	112,500
Common stock issued in connection with in-licensing agreement at $0.80 per share	150,000	150	119,850	-	-	120,000
Exercise of warrants	10,327	15	7,219	-	-	7,234
Cashless exercise of warrants	5,589	-	(6)	-	-	(6)
Share-based compensation	-	-	1,440,956	-	-	1,440,956
Warrants issued for consulting	-	-	83,670	-	-	83,670
Net loss	-	-	-	(12,032,252)		(12,032,252)
Balance at December 31, 2007	70,624,232	70,624	54,037,361	(54,999,070)	-	(891,085)

Sale of warrant	-	-	150,000	-	-	150,000
Share-based compensation	-	-	463,890	-	-	463,890
Warrants issued with secured 12% notes	-	-	170,128	-	-	170,128
Net loss	-	-	-	(4,268,858)	-	(4,268,858)
Balance at December 31, 2008	70,624,232	70,624	54,821,379	(59,267,928)	-	(4,375,925)

Cumulative effect of a change in accounting principle	-	-	(150,000)	127,778	-	(22,222)
Balance at January 1, 2009, as adjusted	70,624,232	70,624	54,671,379	(59,140,150)	-	(4,398,147)

Share-based compensation	-	-	192,470	-	-	192,470
Warrants issued with secured 12% notes	-	-	46,125	-	-	46,125
Warrant issued to placement agent	-	-	6,919	-	-	6,919
Net loss	-	-	-	(2,154,283)	-	(2,154,283)
Balance at June 30, 2009	70,624,232	$70,624	$54,916,893	$(61,294,433)	$-	$(6,306,916)

See accompanying notes to financial statements.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Six months ended June 30,		Cumulative period from August 6, 2001 (inception) to June 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(2,154,283)	$(3,001,561)	$(60,114,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses of Hedrin JV	231,686	107,593	481,686
Share-based compensation	192,470	295,664	4,021,343
Amortization of OID and issue costs on Secured 12% Notes	248,856	-	287,430
Change in fair value of derivative	816,667		688,889
Shares issued in connection with in-licensing agreement	-	-	232,500
Warrants issued to consultant	-	-	83,670
Amortization of intangible assets	-	-	145,162
Gain on sale of marketable equity securities	-	-	(76,032)
Depreciation	3,063	15,631	224,994
Non cash portion of in-process research and development charge	-	-	11,721,623
Loss on impairment and disposition of intangible assets	-	-	2,462,108
Other	-	2,962	23,917
Changes in operating assets and liabilities, net of acquisitions:			-
Decrease/(increase) in restricted cash	555,532	-	(174,967)
Decrease/(increase) in prepaid expenses and other current assets	(17,591)	80,311	2,935
Decrease/(increase) in other assets	-	-	(49,895)
Increase/(decrease) in accounts payable	(369,386)	(662,139)	593,124
Increase/(decrease) in accrued expenses	(88,739)	257,569	245,012
Net cash used in operating activities	(581,725)	(2,903,970)	(39,201,290)
Cash flows from investing activities:
Purchase of property and equipment	-	(8,972)	(239,608)
Cash paid in connection with acquisitions	-	-	(26,031)
Net cash provided from the purchase and sale of short-term investments	-	-	435,938
Investment in JV		(13,620)	-
Proceeds from sale of license	-	-	200,001
Net cash (used in) provided by investing activities	-	(22,592)	370,300
Cash flows from financing activities:
Proceeds from the Hedrin JV agreement	500,000	2,703,230	3,199,176
Sale of warrant	-	150,000	150,000
Repayment of Secured 10% Notes	(70,000)		-
Proceeds from sale of Secured 12% Notes	340,270		1,345,413
Repayments of notes payable to stockholders	-	-	(884,902)
Proceeds related to sale of common stock, net	-	-	25,896,262
Proceeds from sale of preferred stock, net	-	-	9,046,176
Proceeds from exercise of warrants and stock options	-	-	138,219
Other, net	-	-	235,214
Net cash provided by financing activities	770,270	2,853,230	39,125,558
Net (decrease) increase in cash and cash equivalents	188,545	(73,332)	294,568
Cash and cash equivalents at beginning of period	106,023	649,686	-
Cash and cash equivalents at end of period	$294,568	$576,354	$294,568

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Six months ended June 30,		Cumulative period from August 6, 2001 (inception) to June 30,
	2009	2008	2009
Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$26,033
Supplemental disclosure of noncash investing and financing activities:
Investment in Hedrin JV	$500,000	$250,000	$750,000
Warrants issued with Secured 12% Notes	53,044	-	223,172
Common stock issued in satisfaction of accounts payable	-	-	770,000
Imputed and accrued preferred stock dividend	-	-	1,179,644
Conversion of preferred stock to common stock	-	-	1,067
Preferred stock dividends paid by issuance of shares	-	-	759,134
Issuance of common stock for acquisitions	-	-	13,389,226
Issuance of common stock in connection with in-licensing agreement	-	-	232,500
Marketable equity securities received in connection with sale of license	-	-	359,907
Warrants issued to consultant	-	-	83,670
Net liabilities assumed over assets acquired in business combination	-	-	(675,416)
Cashless exercise of warrants	-	-	33

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

As of June 30, 2009, the Company has not generated any revenues from the development of its products and is therefore still considered to be a development stage company.

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

Financial Instruments

At December 31, 2008 and June 30, 2009, the fair value of cash and cash equivalents and accounts payable approximate their carrying values due to the short-term nature of these instruments. At December 31, 2008, the fair values of the secured notes payable approximate their carrying values due to the recent issuance of the notes.

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

MANHATTAN PHARMACEUTICALS, INC.
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

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-5 had a significant impact on the Company’s financial statements (see Note 10 to our financial statements for the period ended June 30, 2009).

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP SFAS 157-4”) which provides guidance on determining when there has been a significant decrease in the volume and level of activity for an asset or liability, when a transaction is not orderly, and how that information must be incorporated into a fair value measurement. FSP SFAS 157-4 also requires expanded disclosures on valuation techniques and inputs and specifies the level of aggregation required for all quantitative disclosures. The provisions of FSP SFAS 157-4 are effective for the Company’s quarter ending June 30, 2009. The adoption of FSP SFAS 157-4 did not have any impact on the Company’s financial statements.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

In April 2009, the FASB issued FSP SFAS No. 115-2 and FSP SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and FSP SFAS 124-2”) which makes the guidance on other-than-temporary impairments of debt securities more operational and requires additional disclosures when a company records an other-than-temporary impairment. FSP SFAS 115-2 and FSP SFAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the principles of FSP SFAS 115-2 and FAS SFAS 124-2 in the second quarter of 2009. The adoption of FSP SFAS 124-2 and FAS SFAS 124-2 did not have any impact on the Company’s financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 require companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP SFAS 107-1 and APB 28-1 also require that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. To the extent relevant, the Company adopted the disclosure requirements of this pronouncement for the quarter ended June 30, 2009, in conjunction with the adoption of FSP SFAS 157-4, FSP SFAS 115-2 and SFAS 124-2. The adoption of FSP SFAS 157-4 and FSP SFAS did not have a material impact on the Company’s financial statements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual periods ending after June 15, 2009 and will be applied prospectively. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s financial statements. The Company has evaluated all events or transactions that occurred after June 30, 2009 up through August 14, 2009, the date we issued these financial statements, and there have been no events or transactions that have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The Company does not expect that the adoption of SFAS 168 to have a material impact on the Company’s financial statements.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

2.	LIQUIDITY

The Company incurred a net loss of $2,154,283 and negative cash flows from operating activities of $581,725 for the six month period ended June 30, 2009 and a net loss of $3,001,561 and negative cash flows from operating activities of $2,903,970 for the six month period ended June 30, 2008. The net loss applicable to common shares from date of inception, August 6, 2001, to June 30, 2009 amounts to $61,294,433.

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

Management believes that the Company will continue to incur net losses through at least June 30, 2010 and for the foreseeable future thereafter. Based on the resources of the Company available at June 30, 2009, management believes that the Company has sufficient capital to fund its operations through the end of 2009. Management believes that the Company will need additional equity or debt financing or will need to generate positive cash flow from a joint venture agreement, see Note 6, or generate revenues through licensing of its products or entering into strategic alliances to be able to sustain its operations into 2010. Furthermore, the Company will need additional financing thereafter to complete development and commercialization of our products. There can be no assurances that we can successfully complete development and commercialization of our products.

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

Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options and stock warrants would have an antidilutive effect because the Company incurred a net loss during each period presented. The amounts of potentially dilutive securities excluded from the calculation were 95,358,343 and 19,450,189 shares at June 30, 2009 and 2008, respectively. These amounts do not include the 55,555,555 shares issuable upon the exercise of the put or call rights issued in connection with the Hedrin JV (see Note 6) which were subject to anti-dilution rights upon the issuance of warrants with the Secured 12% Notes (see Note 8).

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

4.	SHARE-BASED COMPENSATION

The Company adopted SFAS No. 123(R), “Share-Based Payment,” (“Statement 123(R)”) for employee options using the modified prospective transition method. Statement 123(R) revised Statement 123 to eliminate the option to use the intrinsic value method and required the Company to expense the fair value of all employee options over the vesting period. Under the modified prospective transition method, the Company recognized compensation cost for the six month periods ended June 30, 2009 and 2008 which includes a) period compensation cost related to share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and b) period compensation cost related to share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective method, the Company has not restated prior period results.

The Company recognizes compensation expense related to stock option grants on a straight-line basis over the vesting period. The Company recognized share-based compensation cost of $88,373 and $102,810 for the three month periods ended June 30, 2009 and 2008 respectively, and $192,470 and $295,664 for the six month periods ended June 30, 2009 and 2008, respectively, in accordance with Statement 123(R). The Company did not capitalize any share-based compensation cost.

Options granted to consultants and other non-employees are accounted for in accordance with Emerging Issues Task Force (“EITF”) No. 96-18 "Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", and Financial Accounting Standards Board Interpretation No 28 “Accounting for Stock Appreciation Rights and Other Variable Option or Award Plans”. Accordingly, such options are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is amortized to consulting expense over the related vesting period. As a result of adjusting consultant and other non-employee options to fair value, the Company recognized share-based compensation (credit) / cost of $392 and $770, respectively, for the three-and six months ended June 30, 2009 and $(287) and $259, respectively for the three-and six months ended June 30, 2008. The Company has allocated share-based compensation costs to general and administrative and research and development expenses as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
General and administrative expense:
Share-based employee compensation cost	$87,981	$75,362	$191,700	$215,405
Share-based consultant and non-employee cost	39	-	77	-
	88,020	75,362	191,777	215,405
Research and development expense:
Share-based employee compensation cost	-	27,735	-	80,000
Share-based consultant and non-employee cost	353	(287)	693	259
	353	27,448	693	80,259
Total share-based cost	$88,373	$102,810	$192,470	$295,664

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

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges in 2009 and 2008:

	Six months ended June 30,
	2009	2008
Expected volatility	93%	92%
Dividend yield	-	-
Expected term (in years)	6	6
Risk-free interest rate	2.08	2.81

The Company has shareholder-approved incentive stock option plans for employees under which it has granted non-qualified and incentive stock options. In December 2003, the Company established the 2003 Stock Option Plan (the “2003 Plan”), which provided for the granting of up to 5,400,000 options to officers, directors, employees and consultants for the purchase of stock. In August 2005, the Company increased the number of shares of common stock reserved for issuance under the 2003 Plan by 2,000,000 shares. In May 2007, the Company increased the number of shares of common stock reserved for issuance under the 2003 Plan by 3,000,000 shares. At June 30, 2009, 10,400,000 shares were authorized for issuance. The options have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally 3 years) and are issued at an exercise price equal to or greater than the fair market value of the shares at the date of grant. The 2003 Plan expires on December 10, 2013 or when all options have been granted, whichever is sooner. At June 30, 2009, options to purchase 9,496,596 shares were outstanding, 27,776 shares of common stock were issued and there were 875,628 shares reserved for future grants under the 2003 Plan.

In July 1995, the Company established the 1995 Stock Option Plan (the”1995 Plan”), which provided for the granting of options to purchase up to 130,000 shares of the Company’s common stock to officers, directors, employees and consultants. The 1995 Plan was amended several times to increase the number of shares reserved for stock option grants. In June 2005 the 1995 Plan expired and no further options can be granted. At June 30, 2009 options to purchase 1,137,240 shares were outstanding and no shares were reserved for future stock option grants under the 1995 Plan.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

A summary of the status of the Company’s stock options as of June 30, 2009 and changes during the period then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	10,633,836	$0.938
Granted	-
Exercised	-
Cancelled	-
Outstanding at June 30, 2009	10,633,836	$0.938	6.440	$-

Exercisable at June 30, 2009	9,298,010	$1.021	6.160	$-

Weighted-average fair value of options granted during the six month period ended June 30, 2009	None issued

As of June 30, 2009, the total compensation cost related to nonvested option awards not yet recognized is $233,220.  The weighted average period over which it is expected to be recognized is approximately 0.75 years.

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

On January 22, 2009, the Company received notice that Swiss Pharma submitted a petition to the Supreme Court of New York State, County of New York seeking to confirm and to enter a judgment on the arbitration award. On February 17, 2009, the Company filed an answer to that complaint, which the Company subsequently withdrew voluntarily in exchange for an agreement by Swiss Pharma not to execute on any judgment entered by the Court for a period of six weeks so as to allow an opportunity for settlement discussions. A form of judgment confirming the arbitration award was presented to the Court by Swiss Pharma for entry on August 10, 2009. The form of judgment provides that it may be executed upon beginning six weeks from the date of its entry by the Court. The Company is presently in discussions with Swiss Pharma to explore a possible settlement.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

In June 2008, the Hedrin JV Agreement was amended (the "Hedrin JV Amended Agreement"). Under the amended terms Nordic invested an additional $1.0 million, for a total of $3.5 million, in the Hedrin JV and made an advance of $250,000 to the Hedrin JV and the Hedrin JV made an additional $1.0 million payment, for a total of $3.0 million, to the Company. The Hedrin JV also distributed additional ownership equity sufficient for each of the Company and Nordic to maintain their ownership interest at 50%. The FDA classified Hedrin as a Class III medical device in February 2009. Under the amended terms, upon attaining this classification of Hedrin by the FDA, Nordic invested an additional $1.25 million, for a total investment of $5 million, into the Hedrin JV, the Hedrin JV paid an additional $0.5 million, for a total of $3.5 million, to the Company and the $250,000 that Nordic advanced to the Hedrin JV in June became an equity investment in the Hedrin JV by Nordic. The Hedrin JV was obligated to issue to the Company and Nordic additional ownership interest in the Hedrin JV, thereby maintaining each of the Company’s and Nordic’s 50% ownership interest in the Hedrin JV.

In February 2009, the Company’s exchange obligation increased by $1,000,000 and the Company’s investment in the Hedrin JV increased by $500,000 as a result of the investment by Nordic of an additional $1.25 million into the Hedrin JV, the reclassification of the advance made by Nordic in June 2008 to the Hedrin JV of $250,000 into an equity interest and the payment of $500,000 by the Hedrin JV to the Company. At June 30, 2009, the Company’s exchange obligation is $3,949,176.

During the six month periods ended June 30, 2009 and 2008, the Company recognized $231,686 and $107,593, respectively, of equity in the losses of the Hedrin JV. This reduced the carrying value of its investment in the Hedrin JV to $268,314 at June 30, 2009. As of June 30, 2009, the Hedrin JV had cumulative losses since inception of $963,372, the Company’s share of the losses is $481,686, equity in losses of Hedrin JV previously recognized was $250,000 leaving a $231,686 share of the cumulative losses of the Hedrin JV that was recognized by the Company at June 30, 2009.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The Hedrin JV has engaged the Company to provide management services to the Limited Partnership in exchange for a management fee. For the six month periods ended June 30, 2009 and 2008, the Company has recognized $183,845 and $183,266, respectively, of other income from management fees earned from the Hedrin JV which is included in the Company’s condensed statements of operations for the six month periods ended June 30, 2009 and 2008 as a component of interest and other income.

Nordic paid to the Company a non-refundable fee of $150,000 at the closing for the right to receive a warrant covering 11.1 million shares of the Company’s common stock, as adjusted due to the 12% Notes Transaction, see Note 8, exercisable for $0.09 per share, as adjusted due to the 12% Notes Transaction, see Note 8. The warrant is issuable 90 days from closing, provided Nordic has not exercised all or a part of its put, as described below. The Company issued the warrant to Nordic on April 30, 2008. The per share exercise price of the warrant was initially based on the volume weighted average price of the Company’s common stock for the period prior to the signing of the Hedrin JV Agreement and has been subsequently adjusted due to the 12% Notes Transaction, see Note 8.

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

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

The Company granted Nordic registration rights for the shares to be issued upon exercise of the warrant, the put or the call. The Company filed an initial registration statement on May 1, 2008. The registration statement was declared effective on October 15, 2008. On June 2, 2009, the Company filed an additional Registration Statement registering the additional 28,769,841 shares of Common Stock that may be issued to Nordic upon exercise of a put right held by Nordic as a result of Nordic’s additional investment of $1,250,000 in Hedrin JV pursuant to the terms of the Partnership Agreement and as adjusted pursuant to the anti-dilution provisions of the put right (the "Put Shares") and the additional 3,968,254 shares issuable upon exercise of an outstanding warrant held by Nordic. The Securities and Exchange Commission (“SEC”) has informed the Company that the Company may not register the Put Shares for resale until Nordic exercises its put right and such shares of Common Stock are outstanding. The Company believes that it has used commercially reasonable efforts to cause the registration statement to be declared effective and has satisfied its obligations under the registration rights agreement with respect to the registration of the Put Shares. The Company is awaiting input from Nordic as to whether Nordic would like the Company to continue to pursue registration of the additional 3,968,254 shares issuable upon exercise of an outstanding warrant held by Nordic which were included within the June 2009 registration statement.

The Company is required to file additional registration statements, if required, within 45 days of the date the Company first knows that such additional registration statement was required. The Company is required to use commercially reasonable efforts to cause the additional registration statements to be declared effective by the SEC within 105 calendar days from the filing date (the "Effective Date"). If the Company fails to file a registration statement on time or if a registration statement is not declared effective by the SEC within 105 days of filing the Company will be required to pay to Nordic, or its assigns, an amount in cash, as partial liquidated damages, equal to 0.5% per month of the amount invested in the Hedrin JV by Nordic until the registration statement is declared effective by the SEC. In no event shall the aggregate amount payable by the Company exceed 9% of the amount invested in the Hedrin JV by Nordic.

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

On November 19, 2008, December 23, 2008 and February 3, 2009, the Company completed the first, second and final closings on a financing transaction (the “12% Notes Transaction”). The Company sold $1,725,000 of 12% senior secured notes (the “Secured 12% Notes”) and issued warrants to the investors to purchase 57.5 million shares of the Company’s common stock at $0.09 per share. The warrants expire on December 31, 2013. Net proceeds of $1.4 million were realized from the three closings. In addition, $78,000 of issuance costs were paid outside of the closings. Per the terms of the 12% Notes Transaction the net proceeds were paid into a deposit account (the “Deposit Account”) and are to be paid out to the Company in monthly installments of $113,300 retroactive to October 1, 2008 and a one-time payment of $200,000. Per the terms of the 12% Notes Transaction the monthly installments are to be used exclusively to fund the current operating expenses of the Company and the one-time payment was to be used for trade payables incurred prior to October 1, 2008. The Company received $701,700 of such monthly installments and the one –time payment of $200,000 during the six month period ended June 30, 2009. The remaining balance in the Deposit Account at June 30, 2009 of approximately $175,000 is reflected in the accompanying balance sheets as of June 30, 2009 as restricted cash.

National Securities Corporation (“National”) was the placement agent for the 12% Notes Transaction. National’s compensation for acting as placement agent is a cash fee of 10% of the gross proceeds received, a non-accountable expense allowance of 1.5% of the gross proceeds, reimbursement of certain expenses and a warrant to purchase such number of shares of the Company’s common stock equal to 15% of the shares underlying the warrants issued to the investors. The Company paid National a total of $202,000 in placement agent fees, a non-accountable expense allowance and reimbursement of certain expenses, of which $47,000 was paid during the six month period ended June 30, 2009. In addition, the Company issued warrants to purchase 8.6 million shares of the Company’s common stock at $0.09 per share. These warrants were valued at $29,110 and are a component of Secured 12% notes payable issue costs. The warrants expire on December 31, 2013.

The Secured 12% Notes mature two years after issuance. Interest on the Secured 12% Notes is compounded quarterly and payable at maturity. At June 30, 2009, accrued and unpaid interest on the Secured 12% Notes amounted to approximately $116,000 and is reflected in the accompanying balance sheet at June 30, 2009 as interest payable on secured 12% notes payable. The Secured 12% Notes are secured by a pledge of all of the Company’s assets except for its investment in the Hedrin JV. The asset pledge includes the cash balance in the Deposit Account. In addition, to provide additional security for the Company’s obligations under the notes, the Company entered into a default agreement, which provides that upon an event of default under the notes, the Company shall, at the request of the holders of the notes, use reasonable commercial efforts to either (i) sell a part or all of the Company’s interests in the Hedrin joint venture or (ii) transfer all or part of the Company’s interest in the Hedrin JV to the holders of the notes, as necessary, in order to fulfill the Company’s obligations under the notes, to the extent required and to the extent permitted by the applicable Hedrin joint venture agreements.

In connection with the private placement, the Company, the placement agent and the investors entered into a registration rights agreement. Pursuant to the registration rights agreement, we agreed to file a registration statement to register the resale of the shares of our common stock issuable upon exercise of the warrants issued to the investors in the private placement, within 20 days of the final closing date and to cause the registration statement to be declared effective within 90 days (or 120 days upon full review by the Securities and Exchange Commission). During the six month period ended June 30, 2009 we filed the registration statement, received a comment letter from the SEC and responded to the comment letter from the SEC. The registration statement was declared effective on April 17, 2009.

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

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The conditions for the additional shares becoming issuable upon the exercise of Nordic’s Put were met during the six month period ended June 30, 2009.

The Company incurred a total of approximately $424,000 of costs in the issuance of the $1,725,000 of Secured 12% Notes sold in 2008. These costs were capitalized and are being amortized over the life of the Secured 12% Notes into interest expense. During the six month period ended June 30, 2009, the amount amortized into interest expense was approximately $102,000. The remaining unamortized balance of approximately $305,000 is reflected in the accompanying balance sheet as of June 30, 2009 as a non-current asset, Secured 12% Notes payable issue costs.

The Company recognized an original issue discount (the “OID”) of approximately $194,000 on the issuance of the Secured 12% Notes sold for the value of the warrants issued to the investors. The OID is being amortized over the life of the Secured 12% Notes into interest expense. During the six month period ended June 30, 2009 the amount amortized into interest expense was approximately $45,700. The remaining unamortized balance of approximately $141,000 has been netted against the face amount of the Secured 12% Notes in the accompanying balance sheet as of June 30, 2009. As per the terms of the 12% Notes Transaction the Company’s officers agreed to certain modifications of their employment agreements.

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

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

IGI Agreement for PTH (1-34)

On April 1, 2005, as part of the acquisition of Tarpan Therapeutics, Inc., the Company acquired a Sublicense Agreement with IGI, Inc. (the “IGI Agreement”) dated April 14, 2004.  Under the IGI Agreement the Company received the exclusive, world-wide, royalty bearing sublicense to develop and commercialize the licensed technology for the treatment of psoriasis.

In May 2009, the Company terminated the IGI Agreement.  The Company has no further financial liability or commitment to IGI, Inc. under the IGI Agreement.

10.	DERIVATIVE LIABILITY

In April 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF 07-5’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective warrant agreements. We determined that the warrant issued to Nordic in April 2008 contained such provisions, thereby concluding they were not indexed to the Company’s own stock and were reclassified from equity to derivative liabilities.

In accordance with EITF 07-5, the Company, estimated the fair value of these warrants as of January 1, 2009 to be $22,222 by recording a reduction in paid in capital of $150,000 and a decrease in deficit accumulated during the development stage of $127,778. The effect of this adjustment is recorded as a cumulative effect of change in accounting principles in our condensed statements of stockholder’s equity (deficiency).  As of June 30, 2009 the fair value of this derivative was $838,889. The change of $816,667 in fair value during the six month period ended June 30, 2009 is reported as a non-cash charge in our condensed statement of operations as a component of other (income) expense.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our results of operations and financial condition in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”) and our financial statements for the six month period ended June 30, 2009 included elsewhere in this report.

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

Results Of Operations

Six-month Period ended June 30, 2009 vs 2008

	Six Months ended June 30,		Increase	% Increase
	2009	2008	(decrease)	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$1,000	$80,000	$(79,000)	-98.75%
Other research and development expenses	51,000	1,286,000	(1,235,000)	-96.03%
Total research and development expenses	52,000	1,366,000	(1,314,000)	-96.19%
General and administrative:
Share-based compensation	192,000	215,000	(23,000)	-10.70%
Other general and administrative expenses	791,000	1,500,000	(709,000)	-47.27%
Total general and administrative expenses	983,000	1,715,000	(732,000)	-42.68%
Other income/(expense)
Equity in lossess of Hedrin JV	(232,000)	(108,000)	(124,000)	114.81%
Change in fair value of derivative	(817,000)	-	(817,000)	N/A
Interest expense	(259,000)	-	(259,000)	N/A
Interest and other income	189,000	187,000	2,000	1.07%
Total other income/(expense)	(1,119,000)	79,000	(1,198,000)	-1516.46%
Net loss	$2,154,000	$3,002,000	$(848,000)	-28.25%

During each of the six month periods ended June 30, 2009 and 2008, we did not recognize any revenues.  We are considered a development stage company and do not expect to have revenues relating to our products candidates prior to June 30, 2010, if at all.

For the six months ended June 30, 2009 research and development expense was $52,000 as compared to $1,366,000 for the six months ended June 30, 2008.  This decrease of $1,314,000, or 96%, is primarily due to there being no active product development projects during the 2009 period, as the Hedrin product is being developed by the Hedrin JV and as we have ceased development of all other products due to lack of funds and other factors.

For the six months ended June 30, 2009 general and administrative expense was $983,000 as compared to $1,715,000 for the six months ended June 30, 2008.  This decrease of $732,000, or 43%, is primarily comprised of a decrease in other general and administrative expenses of $709,000 due to an overall decrease in operations and a decrease in share-based compensation of $23,000.

For the six months ended June 30, 2009 other income/(expense) was $(1,119,000) as compared to $79,000 for the quarter ended June 30, 2008.  This change of $(1,198,000), or 1,516%, is primarily due to increases in equity in losses of from the Hedrin JV of $124,000, a change in fair value of a derivative of $817,000 and interest expense of $259,000.

Net loss for the six months ended June 30, 2009 was $2,154,000 as compared to $3,002,000 for the six months ended June 30, 2008.  This decrease of $848,000, or 28%, is primarily due to decreases in research and development expenses of $1,314,000 and in general and administrative expenses of $732,000 offset by a change in other income/(expense) of $(1,198,000).

Quarter ended June 30, 2009 vs 2008

	Quarter ended June 30,		Increase	% Increase
	2009	2008	(decrease)	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$-	$27,000	$(27,000)	-100.00%
Other research and development expenses	7,000	539,000	(532,000)	-98.70%
Total research and development expenses	7,000	566,000	(559,000)	-98.76%
General and administrative:
Share-based compensation	88,000	75,000	13,000	17.33%
Other general and administrative expenses	382,000	826,000	(444,000)	-53.75%
Total general and administrative expenses	470,000	901,000	(431,000)	-47.84%
Other income/(expense)
Equity in lossess of Hedrin JV	(96,000)	(88,000)	(8,000)	9.09%
Change in fair value of derivative	(747,000)	-	(747,000)	N/A
Interest expense	(134,000)	-	(134,000)	N/A
Interest and other income	62,000	133,000	(71,000)	-53.38%
Total other income/(expense)	(915,000)	45,000	(960,000)	-2133.33%
Net loss	$(1,392,000)	$(1,422,000)	$30,000	-2.11%

During each of the three month periods ended June 30, 2009 and 2008, we did not recognize any revenues.  We are considered a development stage company and do not expect to have revenues relating to our products candidates prior to June 30, 2010, if at all.

For the quarter ended June 30, 2009 research and development expense was $7,000 as compared to $566,000 for the quarter ended June 30, 2008.  This decrease of $559,000, or 99%, is primarily due to there being no active product development projects during the 2009 period, as the Hedrin product is being developed by the Hedrin JV and as we have ceased development of all other products due to lack of funds and other factors.

For the quarter ended June 30, 2009 general and administrative expense was $470,000 as compared to $901,000 for the quarter ended June 30, 2008.  This decrease of $431,000, or 48%, is primarily comprised of a decrease in other general and administrative expenses of $444,000 due to an overall decrease in operations and a decrease in share-based compensation of $13,000.

For the quarter ended June 30, 2009 other income/(expense) was $(915,000) as compared to $45,000 for the quarter ended June 30, 2008.  This change of $(960,000), or 2,133%, is primarily due to a change in fair value of a derivative of $747,000 and interest expense of $134,000 and a decrease in interest and other income of $71,000.

Net loss for the quarter ended June 30, 2009 was $1,392,000 as compared to $1,422,000 for the quarter ended June 30, 2008.  This decrease of $30,000, or 2%, is primarily due to decreases in research and development expenses of $559,000 and in general and administrative expenses of $431,000 offset by a change in other income/(expense) of $(960,000)

Liquidity and Capital Resources

From inception to June 30, 2009, we incurred a deficit during the development stage of $61,294,000 primarily as a result of our net losses, and we expect to continue to incur additional losses through at least June 30, 2010 and for the foreseeable future.  These losses have been incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations since inception primarily through equity and debt financings and a joint venture transaction.  During the six months ended June 30, 2009, we had a net increase in cash and cash equivalents of $106,000.  This increase resulted largely from net cash provided by financing activities of $770,000 partially offset by net cash used in operating activities of $582,000.  Total liquid resources as of June 30, 2009 were $295,000 compared to $106,000 at December 31, 2008.

Our current liabilities as of June 30, 2009 were $1,797,000 compared to $1,486,000 at December 31, 2008, an increase of $311,000.  As of June 30, 2009, we had working capital deficit of $1,272,000 compared to working capital deficit of $612,000 at December 31, 2008.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development.  Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.  Through June 30, 2009, a significant portion of our financing has been through private placements of common stock and warrants.  Unless our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through the similar sources of capital previously described.  We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.  We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future.

Based on the resources of the Company available at June 30, 2009, management believes that the Company has sufficient capital to fund its operations through the end of 2009.  Management believes that the Company will need additional equity or debt financing or will need to generate positive cash flow from the Hedrin joint venture, or generate revenues through licensing of its products or entering into strategic alliances to be able to sustain its operations into 2010.  Furthermore, the Company will need additional financing thereafter to complete development and commercialization of its products.  There can be no assurances that we can successfully complete development and commercialization of our products.

These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have reported net losses of $2,154,000 and $3,002,000 for the six month periods ended June 30, 2009 and 2008, respectively.  The net loss attributable to common shares from date of inception, including preferred stock dividends, August 6, 2001 to June 30, 2009, amounts to $61,294,000.  Management believes that we will continue to incur net losses through at least June 30, 2010.

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

The Hedrin JV is responsible for the development and commercialization of Hedrin for the North American market and all associated costs including clinical trials, if required, regulatory costs, patent costs, and future milestone payments owed to Thornton & Ross Ltd., or T&R, the licensor of Hedrin.  The Hedrin JV has engaged us to provide management services to the Hedrin JV in exchange for an annualized management fee, which for the six month periods ended June 30, 2009 and 2008 was approximately $184,000 and $183,000, respectively.

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

Pursuant to the joint venture agreement, Nordic has the right to put all or a portion of its interest in the Hedrin JV in exchange for such number of shares of our common stock equal to the amount of Nordic’s investment in the Hedrin JV divided by $0.09, as adjusted for the sale of  the Secured 12% Notes in the fourth quarter of 2008, and as further adjusted from time to time for stock splits and other specified events, multiplied by a conversion factor, which is (i) 1.00 for so long as Nordic's distributions from the Hedrin JV are less than the amount of its investment, (ii) 1.25 for so long as Nordic's distributions from the Hedrin JV are less than two times the amount of its investment but greater than or equal to the amount of its investment amount, (iii) 1.50 for so long as Nordic's distributions from the Hedrin JV are less than six times the amount of its investment but greater than or equal to two times the amount of its investment amount, (iv) 2.00 for so long as Nordic's distributions from the Hedrin JV are less than four times the amount of its investment but greater than or equal to six times the amount of its investment amount and (v) 3.00 for so long as Nordic’s distributions from Hedrin JV are greater than or equal to four times the amount of its investment.  The put right expires upon the earlier to occur of (i) February 25, 2018 and (ii) 30 days after the date when Nordic's distributions from the Hedrin JV exceed five times the amount Nordic has invested in the Hedrin JV (or 10 days after such date if we have provided Nordic notice thereof).

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

We granted Nordic registration rights for the shares to be issued upon exercise of the warrant, the put or the call.  We filed an initial registration statement on May 1, 2008.  The registration statement was declared effective on October 15, 2008.  On June 2, 2009, we filed an additional Registration Statement registering the additional 28,769,841 shares of Common Stock that may be issued to Nordic upon exercise of a put right held by Nordic as a result of Nordic’s additional investment of $1,250,000 in Newco pursuant to the terms of the Partnership Agreement and as adjusted pursuant to the anti-dilution provisions of the put right (the "Put Shares") and the additional 3,968,254 shares issuable upon exercise of an outstanding warrant held by Nordic.    The Securities and Exchange Commission (“SEC”) has informed us that we may not register the Put Shares for resale until Nordic exercises its put right and such shares of Common Stock are outstanding.  We believe that we have used commercially reasonable efforts to cause the registration statement to be declared effective and have satisfied our obligations under the registration rights agreement with respect to the registration of the Put Shares.  The Company is awaiting input from Nordic as to whether Nordic would like us to continue to pursue registration of the additional 3,968,254 shares issuable upon exercise of an outstanding warrant held by Nordic which were included within the June 2009 registration statement.

We are required to file additional registration statements, if required, within 45 days of the date we first knew that such additional registration statement was required.  We are required to use commercially reasonable efforts to cause the additional registration statements to be declared effective by the SEC within 105 calendar days from the filing date (the "Effective Date").  If we fail to file a registration statement on time or if a registration statement is not declared effective by the SEC within 105 days of filing we will be required to pay to Nordic, or its assigns, an amount in cash, as partial liquidated damages, equal to 0.5% per month of the amount invested in the Hedrin JV by Nordic until the registration statement is declared effective by the SEC.  In no event shall the aggregate amount payable by us exceed 9% of the amount invested in the Hedrin JV by Nordic.

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

In connection with the private placement, we, the placement agent and the investors entered into a registration rights agreement.  Pursuant to the registration rights agreement, we agreed to file a registration statement to register the resale of the shares of our common stock issuable upon exercise of the warrants issued to the investors in the private placement, within 20 days of the final closing date and to cause the registration statement to be declared effective within 90 days (or 120 days upon full review by the SEC).   During the three month period ended June 30, 2009,  we filed the registration statement, received a comment letter from the SEC, responded to the SEC comment letter and re-filed the registration statement.  The registration statement was declared effective by the SEC on April 17, 2009.

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

Swiss Pharma Contract LTD, or Swiss Pharma, a clinical site that we used in one of our obesity trials, gave notice to us that Swiss Pharma believed it was entitled to receive an additional payment of $322,776 for services in connection with that clinical trial.  The contract between us and Swiss Pharma provided for arbitration in the event of a dispute, such as this claim for an additional payment.  On March 10, 2008, Swiss Pharma filed for arbitration with the Swiss Chamber of Commerce.  As we did not believe that Swiss Pharma was entitled to additional payments, we defended our position in arbitration.  On April 2, 2008, we filed our statement of defense and counterclaim for recovery of costs incurred by us as a result of Swiss Pharma’s failure to meet agreed upon deadlines under our contract.  On June 3, 2008, a hearing was held before the arbitrator.  On September 5, 2008, the arbitrator rendered an award in favor of Swiss Pharma, awarding to Swiss Pharma a total of approximately $646,000 which amount includes a contract penalty of approximately $323,000, a final services invoice of approximately $48,000, reimbursement of certain of Swiss Pharma’s legal and other expenses incurred in the arbitration process of approximately $245,000, reimbursement of arbitration costs of approximately $13,000 and interest through September 5, 2008 of approximately $17,000.  Further, the arbitrator ruled that we must pay interest at the rate of 5% per annum on approximately $371,000, the sum of the contract penalty of approximately $323,000 and the final services invoice of approximately $48,000, from October 12, 2007 until paid.  We had previously recognized a liability to Swiss Pharma in the amount of $104,000 for the final services invoice. The remainder of the award was expensed in 2008.  On January 22, 2009, we received notice that Swiss Pharma submitted a petition to the Supreme Court of the State of New York, County of New York seeking to confirm and to enter a judgment on the Arbitration Award.  On February 17, 2009, we filed an answer to that complaint, which we subsequently withdrew voluntarily in exchange for an agreement by Swiss Pharma not to execute on any judgment entered by the Court for a period of six weeks so as to allow an opportunity for settlement discussions.  A form of judgment confirming the arbitration award was presented to the Court by Swiss Pharma for entry on August 10, 2009.  The form of judgment provides that it may be executed upon beginning six weeks from the date of its entry by the Court.  We are presently in discussions with Swiss Pharma to explore a possible settlement. We will continue to accrue interest at the rate of 5% per annum on the approximate $371,000 amount until such amount has been settled.  We do not have sufficient cash or other current available assets to satisfy the arbitrator's award.

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

In the U.S., Manhattan Pharmaceuticals, through the Hedrin JV, is pursuing the development of Hedrin as a medical device.  In January 2009, the U.S. Food and Drug Administration (“FDA”) Center for Devices and Radiological Health (“CDRH”) notified H Pharmaceuticals that Hedrin had been classified as a Class III medical device.  A Class III designation means that a Premarket Approval (“PMA”) Application will need to be obtained before Hedrin can be marketed in the U.S.  At a July 2009 meeting with the FDA, the FDA requested that the confirmatory clinical trials consist of two parallel studies of sixty patients each.

To date, we have incurred $1,084,000 of project costs for the development of Hedrin.  None of these costs were incurred during the six month period ended June 30, 2009.  We do not expect to incur any future costs as the Hedrin JV is now responsible for all costs associated with Hedrin.

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

In July 2008 we announced the results of a Phase 2a clinical study where PTH (1-34) failed to show statistically or clinically meaningful improvements in psoriasis as compared to the vehicle (placebo).  The Company has conducted no further clinical activities with PTH (1-34), terminated the agreement with IGI in May 2009 and has no further financial liability or commitment to IGI under the license agreement.

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

To date, we have incurred $6,504,000 of project costs related to our development of Topical PTH (1-34).  These project costs have been incurred since April 1, 2005, the date of the Tarpan Therapeutics acquisition.  None of these costs were incurred during the six month period ended June 30, 2009.

Summary of Contractual Commitments

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

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” (“Statement 123(R)”) for employee options using the modified prospective transition method. Statement 123(R) revised Statement 123 to eliminate the option to use the intrinsic value method and required the Company to expense the fair value of all employee options over the vesting period.  Under the modified prospective transition method, the Company recognizes compensation cost for the six month periods ended June 30, 2009 and 2008 which includes a) period compensation cost related to share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and b) period compensation cost related to share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective method, the Company has not restated prior period results.

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

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-5 had an impact on our financial statements (see Note 10 to our financial statements for the period ended June 30, 2009).

In April 2009, the FASB issued Staff Position (“FSP”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP FAS 157-4”) which provides guidance on determining when there has been a significant decrease in the volume and level of activity for an asset or liability, when a transaction is not orderly, and how that information must be incorporated into a fair value measurement. FSP SFAS 157-4 also requires expanded disclosures on valuation techniques and inputs and specifies the level of aggregation required for all quantitative disclosures.  The provisions of FSP SFAS 157-4 are effective for the Company’s quarter ending June 30, 2009. The adoption of this FSP did not have a material impact on our financial statements.

In April 2009, the FASB issued Staff Position (“FSP”) No. 115-2 and No. 124-2, (“FSP FAS 155-2” and “FSP FAS 124-2”)“Recognition and Presentation of Other-Than-Temporary Impairments,” which makes the guidance on other-than-temporary impairments of debt securities more operational and requires additional disclosures when a company records an other-than-temporary impairment. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. We adopted the principles of FSP FAS 115-2 and FAS 124-2 in the second quarter of 2009. The adoption did not have a material effect on our financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP FAS 107-1 and APB 28-1 also require that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. To the extent relevant, we adopted the disclosure requirements of this pronouncement for the quarter ended June 30, 2009, in conjunction with the adoption of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2. The adoption of the new disclosure requirements did not have a material impact on our financial statements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual periods ending after June 15, 2009 and will be applied prospectively. We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009. The adoption of SFAS 165 did not have a material impact on our financial statements.  We evaluated all events or transactions that occurred after June 30, 2009 up through August 14,  2009, the date we issued these financial statements, and there have been no events or transactions that have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” (“SFAS 168”). Statement 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. We do not expect that the adoption of SFAS 168 to have a material impact on our financial statements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk is confined to our cash and cash equivalents. We have attempted to minimize risk by investing in high-quality financial instruments, primarily money market funds with no security having an effective duration longer than 90 days. If the market interest rate decreases by 100 basis points or 1%, the fair value of our cash and cash equivalents portfolio would have minimal to no impact on the carrying value of our portfolio. We did not hold any derivative instruments as of June 30, 2009, and we have never held such instruments in the past.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Operating and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Operating and Financial Officer concluded that our disclosure controls and procedures as of that date were effective to ensure that information required to be disclosed in the reports we file under the Securities and Exchange Act is recorded, processed, summarized and reported on an accurate and timely basis.

The Company’s management, including its Chief Operating and Financial Officer, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud, even as the same are improved to address any deficiencies. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Changes in Internal Control

During the quarter ended June 30, 2009, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II

Item 1.  Legal Proceedings

Swiss Pharma Contract LTD, or Swiss Pharma, a clinical site that we used in one of our obesity trials, gave notice to us that Swiss Pharma believed it was entitled to receive an additional payment of $322,776 for services in connection with that clinical trial.  The contract between us and Swiss Pharma provided for arbitration in the event of a dispute, such as this claim for an additional payment.  On March 10, 2008, Swiss Pharma filed for arbitration with the Swiss Chamber of Commerce.  As we did not believe that Swiss Pharma was entitled to additional payments, we defended our position in arbitration.  On April 2, 2008, we filed our statement of defense and counterclaim for recovery of costs incurred by us as a result of Swiss Pharma’s failure to meet agreed upon deadlines under our contract.  On June 3, 2008, a hearing was held before the arbitrator under the auspices of the Swiss Chamber of Commerce.  On September 5, 2008, the arbitrator rendered an award in favor of Swiss Pharma, awarding to Swiss Pharma a total of $646,000 which amount includes a $323,000 contract penalty, a final services invoice of $48,000, reimbursement of certain of Swiss Pharma’s legal and other expenses incurred in the arbitration process of $245,000, reimbursement of arbitration costs of $13,000 and interest through September 5, 2008 of $17,000.  Further, the arbitrator ruled that we must pay interest at the rate of 5% per annum on $371,000, the sum of the $323,000 contract penalty and the final services invoice of $48,000, from October 12, 2007 until paid.  We had previously recognized a liability to Swiss Pharma in the amount of $104,000 for the final services invoice. The remainder of the award was expensed in 2008.  On January 22, 2009, we received notice that Swiss Pharma submitted a petition to the Supreme Court of the State of New York, County of New York seeking to confirm and to enter a judgment on the Arbitration Award.  On February 17, 2009, we filed an answer to Swiss Pharma's petition, which the Company subsequently withdrew voluntarily in exchange for an agreement by Swiss Pharma not to execute on any judgment entered by the Court for a period of six weeks so as to allow an opportunity for settlement discussions.  A form of judgment confirming the arbitration award was presented to the Court by Swiss Pharma for entry on August 10, 2009.  The form of judgment provides that it may executed upon beginning six weeks from the date of its entry by the Court.  The Company is presently in discussions with Swiss Pharma to explore a possible settlement.

Item 1A.  Risk Factors

We have not had material changes to our risk factor disclosure in our Annual Report on Form 10-K for the year ended December 31, 2008 under the caption “Risk Factors” following Item 1 of such report.

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Principal Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANHATTAN PHARMACEUTICALS, INC.

Date: August 14, 2009	By:	/s/ Michael G. McGuinness
Michael G. McGuinness Chief Operating and Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

31.2	Certification of Principal Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.