Form 10-Q
period 2009-09-30
MANHATTAN PHARMACEUTICALS INC
filed 2009-11-16
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

As of November 4, 2009 there were 70,624,232 shares of the issuer’s common stock, $.001 par value, outstanding.

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

Part I – Financial Information
Item 1. Unaudited Condensed Financial Statements

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$153,641	$106,023
Restricted cash	-	730,499
Other current assets	86,609	37,718
Total current assets	240,250	874,240

Investment in Hedrin JV	162,952	-
Property and equipment, net	4,775	9,072
Secured 12% notes payable issue costs	253,209	330,756
Other assets	21,370	34,895
Total assets	$682,556	$1,248,963

Liabilities and Stockholders' Deficiency

Current Liabilities:
Secured 10% notes payable	$-	$70,000
Accounts payable	143,065	542,296
Accrued expenses	774,320	874,072
Derivative liability	681,111	-
Total current liabilities	1,598,496	1,486,368

Secured 12% notes payable, net	1,607,610	1,174,107
Interest payable on secured 12% notes payable	171,674	15,237
Exchange obligation	3,949,176	2,949,176
Total liabilities	7,326,956	5,624,888

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value. Authorized 1,500,000 shares; no shares
issued and outstanding at September 30, 2009 and December 31, 2008	-	-
Common stock, $.001 par value. Authorized 300,000,000 shares;
70,624,232 shares issued and outstanding at September 30, 2009
and December 31, 2008	70,624	70,624
Additional paid-in capital	54,995,498	54,821,379
Deficit accumulated during the development stage	(61,710,522)	(59,267,928)
Total stockholders’ deficiency	(6,644,400)	(4,375,925)
Total liabilities and stockholders' deficiency	$682,556	$1,248,963

See accompanying notes to financial statements.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Cumulative period from August 6, 2001 (inception) to September 30,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Costs and expenses:
Research and development	5,574	498,853	57,154	1,864,652	28,348,989
General and administrative	390,066	884,705	1,373,083	2,600,303	17,835,356
In-process research and development charge	-	-	-	-	11,887,807
Impairment of intangible assets	-	-	-	-	1,248,230
Loss on disposition of intangible assets	-	-	-	-	1,213,878
Total operating expenses	395,640	1,383,558	1,430,237	4,464,955	60,534,260

Operating loss	(395,640)	(1,383,558)	(1,430,237)	(4,464,955)	(60,534,260)

Other (income) expense:
Equity in losses of Hedrin JV	105,362	140,138	337,048	247,731	587,048
Change in fair value of derivative	(157,778)	-	658,889	-	531,111
Interest and other income	(63,873)	(148,184)	(252,500)	(335,613)	(1,533,031)
Interest expense	136,738	18,804	396,698	18,804	487,522
Realized gain on sale of marketable equity securities	-	-	-	-	(76,032)
Total other (income) expense	20,449	10,758	1,140,135	(69,078)	(3,382)

Net loss	(416,089)	(1,394,316)	(2,570,372)	(4,395,877)	(60,530,878)

Preferred stock dividends (including imputed amounts)	-	-	-	-	(1,179,644)

Net loss applicable to common shares	$(416,089)	$(1,394,316)	$(2,570,372)	$(4,395,877)	$(61,710,522)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.06)

Weighted average shares of common stock outstanding:
Basic and diluted	70,624,232	70,624,232	70,624,232	70,624,232

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

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Stockholders' Equity (Deficiency)
(Unaudited)

	Common stock shares	Common stock amount	Additional paid- in capital	Deficit accumulated during development stage	Other	Total stockholders’ equity (deficiency)
Common stock issued at $0.84 and $0.90 per shares, net of expenses	10,185,502	$10,186	$7,841,999	$-	$-	$7,852,185
Common stock issued to directors at $0.72 per share in satisfaction of accounts payable	27,776	28	19,972	-	-	20,000
Common stock issued to in connection with in-licensing agreement at $0.90 per share	125,000	125	112,375	-	-	112,500
Common stock issued to in connection with in-licensing agreement at $0.80 per share	150,000	150	119,850	-	-	120,000
Exercise of warrants	10,327	15	7,219	-	-	7,234
Cashless exercise of warrants	5,589	-	(6)	-	-	(6)
Share-based compensation	-	-	1,440,956	-	-	1,440,956
Warrants issued for consulting	-	-	83,670	-	-	83,670
Net loss	-	-	-	(12,032,252)		(12,032,252)
Balance at December 31, 2007	70,624,232	70,624	54,037,361	(54,999,070)	-	(891,085)

Sale of warrant	-	-	150,000	-	-	150,000
Share-based compensation	-	-	463,890	-	-	463,890
Warrants issued with secured 12% notes	-	-	170,128	-	-	170,128
Net loss	-	-	-	(4,268,858)	-	(4,268,858)
Balance at December 31, 2008	70,624,232	70,624	54,821,379	(59,267,928)	-	(4,375,925)

Cumulative effect of a change in accounting principle	-	-	(150,000)	127,778	-	(22,222)
Balance at January 1, 2009, as adjusted	70,624,232	70,624	54,671,379	(59,140,150)	-	(4,398,147)

Share-based compensation	-	-	271,075	-	-	271,075
Warrants issued with secured 12% notes	-	-	46,125	-	-	46,125
Warrant issued to placement agent	-	-	6,919	-	-	6,919
Net loss	-	-	-	(2,570,372)	-	(2,570,372)
Balance at September 30, 2009	70,624,232	$70,624	$54,995,498	$(61,710,522)	$-	$(6,644,400)

See accompanying notes to financial statements.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,		Cumulative period from August 6, 2001 (inception) to September 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(2,570,372)	$(4,395,877)	$(60,530,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses of Hedrin JV	337,048	247,731	587,048
Share-based compensation	271,075	379,060	4,099,948
Amortization of OID and issue costs on Secured 12% Notes	380,261	-	418,835
Change in fair value of derivative	658,889	-	531,111
Shares issued in connection with in-licensing agreement	-	-	232,500
Warrants issued to consultant	-	-	83,670
Amortization of intangible assets	-	-	145,162
Gain on sale of marketable equity securities	-	-	(76,032)
Depreciation	4,297	23,258	226,228
Non cash portion of in-process research and development charge	-	-	11,721,623
Loss on impairment and disposition of intangible assets	-	-	2,462,108
Other	-	18,327	23,917
Changes in operating assets and liabilities, net of acquisitions:		-	-
Decrease in restricted cash	730,499	-	-
Decrease/(increase) in prepaid expenses and other current assets	(48,891)	140,430	(28,364)
Decrease/(increase) in other assets	13,525	(9,119)	(36,370)
Increase/(decrease) in accounts payable	(399,231)	(574,162)	563,278
Increase/(decrease) in accrued expenses	(99,752)	646,126	233,999
Net cash used in operating activities	(722,652)	(3,524,226)	(39,342,217)
Cash flows from investing activities:
Purchase of property and equipment	-	(8,972)	(239,608)
Cash paid in connection with acquisitions	-	-	(26,031)
Net cash provided from the purchase and sale of short-term investments	-	-	435,938
Proceeds from sale of license	-	-	200,001
Net cash (used in) provided by investing activities	-	(8,972)	370,300
Cash flows from financing activities:
Proceeds from the Hedrin JV agreement	500,000	2,699,176	3,199,176
Sale of warrant	-	150,000	150,000
Proceeds from sale of Secured 10% Notes	-	70,000	-
Repayment of Secured 10% Notes	(70,000)	-	-
Proceeds from sale of Secured 12% Notes	340,270	-	1,345,413
Repayments of notes payable to stockholders	-	-	(884,902)
Proceeds related to sale of common stock, net	-	-	25,896,262
Proceeds from sale of preferred stock, net	-	-	9,046,176
Proceeds from exercise of warrants and stock options	-	-	138,219
Other, net	-	-	235,214
Net cash provided by financing activities	770,270	2,919,176	39,125,558
Net (decrease) increase in cash and cash equivalents	47,618	(614,022)	153,641
Cash and cash equivalents at beginning of period	106,023	649,686	-
Cash and cash equivalents at end of period	$153,641	$35,664	$153,641

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

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of Manhattan Pharmaceuticals, Inc. (“Manhattan” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission.  Accordingly, the unaudited condensed financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements.  In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation.  Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2009 or for any other interim period.  These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K  for such year.  The condensed balance sheet as of December 31, 2008 has been derived from the audited financial statements included in the Form 10-K for that year.

As of September 30, 2009, the Company has not generated any revenues from the development of its products and is therefore still considered to be a development stage company.

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

Financial Instruments

At December 31, 2008 and September 30, 2009, the fair value of cash and cash equivalents and accounts payable approximate their carrying values due to the short-term nature of these instruments.  At December 31, 2008, the fair values of the secured notes payable approximate their carrying values due to the recent issuance of the notes.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

In December 2007, the FASB issued a statement that requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. This statement establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. This statement was effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of this statement did not have any impact on the Company’s financial statements.

In February 2008, the FASB issued two Staff  Positions as well as other accounting pronouncements that address fair value measurements on lease classification. The adoption of these pronouncements did not have a material impact on the Company’s financial statements.

In March 2008, the FASB issued a pronouncement which requires expanded disclosures about an entity's derivative instruments and hedging activities. This pronouncement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. This pronouncement was effective for the Company as of January 1, 2009, and its adoption did not have any impact on the Company’s financial statements.

In June 2008, the FASB ratified a pronouncement which provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. This statement was effective for fiscal years beginning after December 15, 2008. The adoption of this statement had a significant impact on the Company’s financial statements (see Note 10 to our financial statements for the period ended September 30, 2009).

In April 2009, the FASB issued a pronouncement which provides guidance on determining when there has been a significant decrease in the volume and level of activity for an asset or liability, when a transaction is not orderly, and how that information must be incorporated into a fair value measurement. This pronouncement also requires expanded disclosures on valuation techniques and inputs and specifies the level of aggregation required for all quantitative disclosures.  The provisions of this pronouncement were effective for the Company’s quarter ending June 30, 2009. The adoption of this pronouncement did not have any impact on the Company’s financial statements.

In April 2009, the FASB issued several pronouncements which makes the guidance on other-than-temporary impairments of debt securities more operational and requires additional disclosures when a company records an other-than-temporary impairment. These pronouncements were effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted these principles in the second quarter of 2009, which did not have any impact on the Company’s financial statements.

In April 2009, the FASB issued several statements which require companies to disclose in interim financial statements the fair value of financial instruments. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. In addition, the companies are required to disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. This statement shall be applied prospectively and was effective for interim and annual periods ending after June 15, 2009. To the extent relevant, the Company adopted the disclosure requirements of this pronouncement for the quarter ended June 30, 2009.  The adoption of these statements did not have a material impact on the Company’s financial statements.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

In May 2009, the FASB issued a statement which sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement was effective for interim or annual periods ending after June 15, 2009, and the Company adopted the provisions of this statement for the quarter ended June 30, 2009. The adoption of this statement did not have a material impact on the Company’s financial statements.  The Company has evaluated all events or transactions that occurred after September 30, 2009 up through November 16, 2009, the date we issued these financial statements, and there have been no events or transactions that have a material impact on the Company’s financial statements.

In August 2009, the FASB issued a new pronouncement to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. In particular, this pronouncement specifies that a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance. This statement is prospectively effective for financial statements issued for interim or annual periods ending after October 1, 2009. The adoption of this statement on December 31, 2009 will not impact the Company’s results of operations or financial condition.

2.            LIQUIDITY

The Company incurred a net loss of $2,570,372 and negative cash flows from operating activities of $722,652 for the nine month period ended September 30, 2009 and a net loss of $4,395,877 and negative cash flows from operating activities of $3,524,226 for the nine month period ended September 30, 2008.  The net loss applicable to common shares from date of inception, August 6, 2001, to September 30, 2009 amounts to $61,710,521.

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

Management believes that the Company will continue to incur net losses through at least September 30, 2010 and for the foreseeable future thereafter.  Based on the resources of the Company available at September 30, 2009, management believes that the Company has sufficient capital to fund its operations through the end of 2009.  Management believes that the Company will need additional equity or debt financing or will need to generate positive cash flow from a joint venture agreement, see Note 6, or generate revenues through licensing of its products or entering into strategic alliances to be able to sustain its operations into 2010.  Furthermore, the Company will need additional financing thereafter to complete development and commercialization of our products.  There can be no assurances that we can successfully complete development and commercialization of our products.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS

3.	COMPUTATION OF NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options and stock warrants would have an antidilutive effect because the Company incurred a net loss during each period presented.  The amounts of potentially dilutive securities excluded from the calculation were 92,184,443 and 19,500,189 shares at September 30, 2009 and 2008, respectively.  These amounts do not include the 55,555,555 shares issuable upon the exercise of the put or call rights issued in connection with the Hedrin JV (see Note 6) which were subject to anti-dilution rights upon the issuance of warrants with the Secured 12% Notes (see Note 8).

4.	SHARE-BASED COMPENSATION

The Company recognizes compensation expense related to stock option grants on a straight-line basis over the vesting period.  The Company recognized share-based compensation cost of $78,605 and $83,396 for the three month periods ended September 30, 2009 and 2008, respectively, and $271,075 and $379,060 for the nine month periods ended September 30, 2009 and 2008, respectively.  The Company did not capitalize any share-based compensation cost.

Options granted to consultants and other non-employees are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is amortized to consulting expense over the related vesting period. As a result of adjusting consultant and other non-employee options to fair value, the Company recognized share-based compensation cost of $382 and $1,151, respectively, for the three-and nine months ended September 30, 2009 and $347 and $606, respectively for the three-and nine months ended September 30, 2008. The Company has allocated share-based compensation costs to general and administrative and research and development expenses as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
General and administrative expense:
Share-based employee compensation cost	$78,223	$64,071	$269,924	$279,476
Share-based consultant and non-employee cost	38	-	115	-
	78,261	64,071	270,039	279,476
Research and development expense:
Share-based employee compensation cost	-	18,978	-	98,978
Share-based consultant and non-employee cost	344	347	1,036	606
	344	19,325	1,036	99,584
Total share-based cost	$78,605	$83,396	$271,075	$379,060

To compute compensation expense in 2009 and 2008 the Company estimated the fair value of each option award on the date of grant using the Black-Scholes model. The Company based the expected volatility assumption on a volatility index of peer companies as the Company did not have a sufficient number of years of historical volatility of its common stock.  The expected term of options granted represents the period of time that options are expected to be outstanding.  The Company estimated the expected term of stock options by the simplified method.  The expected forfeiture rates are based on the historical employee forfeiture experiences. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards.  The Company has not declared a dividend on its common stock since its inception and has no intentions of declaring a dividend in the foreseeable future and therefore used a dividend yield of zero.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges in 2009 and 2008:

	Nine months ended September 30,
	2009	2008

Expected volatility	94%	92.3%

Dividend yield	-	-

Expected term (in years)	6	6

Risk-free interest rate	2.08	2.81

The Company has shareholder-approved incentive stock option plans for employees under which it has granted non-qualified and incentive stock options.  In December 2003, the Company established the 2003 Stock Option Plan (the “2003 Plan”), which provided for the granting of up to 5,400,000 options to officers, directors, employees and consultants for the purchase of stock.  In August 2005, the Company increased the number of shares of common stock reserved for issuance under the 2003 Plan by 2,000,000 shares.  In May 2007, the Company increased the number of shares of common stock reserved for issuance under the 2003 Plan by 3,000,000 shares.  At September 30, 2009, 10,400,000 shares were authorized for issuance.  The options have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally 3 years) and are issued at an exercise price equal to or greater than the fair market value of the shares at the date of grant.  The 2003 Plan expires on December 10, 2013 or when all options have been granted, whichever is sooner. At September 30, 2009, options to purchase 6,322,696 shares were outstanding, 27,776 shares of common stock were issued and there were 4,049,528 shares reserved for future grants under the 2003 Plan.

In July 1995, the Company established the 1995 Stock Option Plan (the “1995 Plan”), which provided for the granting of options to purchase up to 130,000 shares of the Company’s common stock to officers, directors, employees and consultants.  The 1995 Plan was amended several times to increase the number of shares reserved for stock option grants.  In June 2005 the 1995 Plan expired and no further options can be granted.   At September 30, 2009, options to purchase 1,137,240 shares were outstanding and no shares were reserved for future stock option grants under the 1995 Plan.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

A summary of the status of the Company’s stock options as of September 30, 2009 and changes during the period then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	10,633,836	$0.938
Granted	-
Exercised	-
Canceled	3,007,234	$1.485
Forfeited	166,666	$0.950
Outstanding at September 30, 2009	7,459,936	$0.718	6.410	$-

Exercisable at September 30, 2009	6,734,110	$0.757	6.220	$-

Weighted-average fair value of options granted during the nine month period ended September 30, 2009	None issued

As of September 30, 2009, the total compensation cost related to nonvested option awards not yet recognized is $97,942.  The weighted average period over which it is expected to be recognized is approximately 0.5 years.

5.	COMMITMENTS AND CONTINGENCIES

Swiss Pharma

The Company had been involved in an arbitration proceeding in Switzerland with Swiss Pharma Contract LTD (“Swiss Pharma”), a clinical site that the Company used in one of its obesity trials.  On September 5, 2008, the sole arbitrator in Switzerland rendered an award in favor of Swiss Pharma, awarding to Swiss Pharma a total of approximately $646,000 which amount includes a  contract penalty of approximately $323,000, a final services invoice of approximately $48,000, reimbursement of certain of Swiss Pharma’s legal and other expenses incurred in the arbitration process of approximately $245,000, reimbursement of arbitration costs of approximately $13,000 and interest through September 5, 2008 of approximately $17,000.  Further, the arbitrator ruled that the Company must pay interest of 5% per annum on approximately $371,000, the sum of the contract penalty of approximately $323,000 and the final services invoice of approximately $48,000, from October 12, 2007 until paid.

The Company had previously recognized a liability to Swiss Pharma in the amount of approximately $104,000 for the final services invoice.  The remainder of the award, approximately $542,000, was expensed in September 2008.    The Company will continue to accrue interest at 5% per annum on the approximate $371,000 until such amount has been settled.  The Company and Swiss Pharma reached a settlement subsequent to September 30, 2009 (see Note 11).

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

In February 2009, the Company’s exchange obligation increased by $1,000,000 and the Company’s investment in the Hedrin JV increased by $500,000 as a result of the investment by Nordic of an additional $1.25 million into the Hedrin JV, the reclassification of the advance made by Nordic in June 2008 to the Hedrin JV of $250,000 into an equity interest and the payment of $500,000 by the Hedrin JV to the Company. At September 30, 2009, the Company’s exchange obligation is $3,949,176.

During the nine month periods ended September 30, 2009 and 2008, the Company recognized $337,048 and $247,731, respectively, of equity in the losses of the Hedrin JV.  This reduced the carrying value of its investment in the Hedrin JV to $162,952 at September 30, 2009.  As of September 30, 2009, the Company’s share of the losses is $587,048; equity in losses of Hedrin JV previously recognized was $250,000 leaving a $337,048 share of the cumulative losses of the Hedrin JV that was recognized by the Company at September 30, 2009.

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

The Hedrin JV has engaged the Company to provide management services to the Limited Partnership in exchange for a management fee.  For the nine month periods ended September 30, 2009 and 2008, the Company has recognized $258,845 and $183,266, respectively, of other income from management fees earned from the Hedrin JV which is included in the Company’s condensed statements of operations for the nine month periods ended September 30, 2009 and 2008 as a component of interest and other income.

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

The profits of the Hedrin JV will be shared by the Company and Nordic in accordance with their respective equity interests in the Limited Partnership, which are currently 50% to each, except that Nordic will get a minimum distribution from the Hedrin JV equal to 6% on Hedrin sales, as adjusted for any change in Nordic’s equity interest in the Limited Partnership.  If the Hedrin JV realizes a profit equal to or greater than a 12% royalty on Hedrin sales, then profits will be shared by the Company and Nordic in accordance with their respective equity interests in the Limited Partnership.  However, in the event of a liquidation of the Limited Partnership, Nordic’s distribution in liquidation will be at least equal to the amount Nordic invested in the Hedrin JV ($5 million) plus 10% per year, less the cumulative distributions received by Nordic from the Hedrin JV.  If the Hedrin JV’s assets in liquidation exceed the Nordic liquidation preference amount, then any excess shall be distributed to the Company until its distribution and the Nordic liquidation preference amount are in the same ratio as the respective equity interests in the Hedrin JV and the remainder, if any, shall be distributed to Nordic and the Company in the same ratio as the respective equity interests.  Further, in no event shall Nordic’s distribution in liquidation be greater than assets available for distribution in liquidation.

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

On November 19, 2008, December 23, 2008 and February 3, 2009, the Company completed the first, second and final closings on a financing transaction (the “12% Notes Transaction”).  The Company sold $1,725,000 of 12% senior secured notes (the “Secured 12% Notes”) and issued warrants to the investors to purchase 57.5 million shares of the Company’s common stock at $0.09 per share.  The warrants expire on December 31, 2013.  Net proceeds of $1.4 million were realized from the three closings.  In addition, $78,000 of issuance costs were paid outside of the closings.   Per the terms of the 12% Notes Transaction the net proceeds were paid into a deposit account  (the “Deposit Account”) and are to be paid out to the Company in monthly installments of $113,300 retroactive to October 1, 2008 and a one-time payment of $200,000.  Per the terms of the 12% Notes Transaction the monthly installments are to be used exclusively to fund the current operating expenses of the Company and the one-time payment was to be used for trade payables incurred prior to October 1, 2008.  The Company received $876,700 of such monthly installments and the one time payment of $200,000 during the nine month period ended September 30,  2009.  There was no remaining balance in the Deposit Account at September 30, 2009 as is reflected in the accompanying balance sheets as of September 30, 2009 as restricted cash.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

National Securities Corporation (“National”) was the placement agent for the 12% Notes Transaction. National’s compensation for acting as placement agent is a cash fee of 10% of the gross proceeds received, a non-accountable expense allowance of 1.5% of the gross proceeds, reimbursement of certain expenses and a warrant to purchase such number of shares of the Company’s common stock equal to 15% of the shares underlying the warrants issued to the investors.  The Company paid National a total of $202,000 in placement agent fees, a non-accountable expense allowance and reimbursement of certain expenses, of which $47,000 was paid during the nine month period ended September 30, 2009.  In addition, the Company issued warrants to purchase 8.6 million shares of the Company’s common stock at $0.09 per share.  These warrants were valued at $29,110 and are a component of Secured 12% notes payable issue costs.  The warrants expire on December 31, 2013.

The Secured 12% Notes mature two years after issuance.  Interest on the  Secured 12% Notes is compounded quarterly and payable at maturity.  At September 30, 2009, accrued and unpaid interest on the Secured 12% Notes amounted to approximately $172,000 and is reflected in the accompanying balance sheet at September 30, 2009 as interest payable on secured 12% notes payable. The Secured 12% Notes are secured by a pledge of all of the Company’s assets except for its investment in the Hedrin JV.  The asset pledge includes the cash balance in the Deposit Account.  In addition, to provide additional security for the Company’s obligations under the notes, the Company entered into a default agreement, which provides that upon an event of default under the notes, the Company shall, at the request of the holders of the notes, use reasonable commercial efforts to either (i) sell a part or all of the Company’s interests in the Hedrin joint venture or (ii) transfer all or part of the Company’s interest in the Hedrin JV to the holders of the notes, as necessary, in order to fulfill the Company’s obligations under the notes, to the extent required and to the extent permitted by the applicable Hedrin joint venture agreements.

In connection with the private placement, the Company, the placement agent and the investors entered into a registration rights agreement.  Pursuant to the registration rights agreement, we agreed to file a registration statement to register the resale of the shares of our common stock issuable upon exercise of the warrants issued to the investors in the private placement, within 20 days of the final closing date and to cause the registration statement to be declared effective within 90 days (or 120 days upon full review by the Securities and Exchange Commission). During the nine month period ended September 30, 2009 we filed the registration statement, received a comment letter from the SEC and responded to the comment letter from the SEC.  The registration statement was declared effective on April 17, 2009.

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

	Shares Issuable Upon Exercise of Nordic's Put	Shares Issuable Upon Exercise of Nordic's Warrant	Total Shares Issuable Upon Exercise of Nordic's Put and Warrant
Before the 12% Notes Transaction	35,714,287	7,142,857	42,857,144
Antidilution shares	19,841,269	3,968,254	23,809,523
After the 12% Notes Transaction	55,555,556	11,111,111	66,666,667

The Company incurred a total of approximately $424,000 of costs in the issuance of the $1,725,000 of Secured 12% Notes sold in 2008.  These costs were capitalized and are being amortized over the life of the Secured 12% Notes into interest expense.  During the nine month period ended September 30, 2009, the amount amortized into interest expense was approximately $154,000.  The remaining unamortized balance of approximately $253,000 is reflected in the accompanying balance sheet as of September 30, 2009 as a non-current asset, Secured 12% Notes payable issue costs.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

The Company recognized an original issue discount (the “OID”) of approximately $194,000 on the issuance of the Secured 12% Notes sold for the value of the warrants issued to the investors.  The OID is being amortized over the life of the Secured 12% Notes into interest expense.  During the nine month period ended September 30, 2009 the amount amortized into interest expense was approximately $69,000.  The remaining unamortized balance of approximately $117,000 has been netted against the face amount of the Secured 12% Notes in the accompanying balance sheet as of September 30, 2009.  As per the terms of the 12% Notes Transaction the Company’s officers agreed to certain modifications of their employment agreements.

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

In February 2009, the Company terminated the Altoderm Agreement.  The Company has no further financial liability or commitment to T&R under the Altoderm Agreement.

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

In April 2008, the FASB issued a pronouncement which provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of these requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective warrant agreements. We determined that the warrant issued to Nordic in April 2008 contained such provisions, thereby concluding they were not indexed to the Company’s own stock and were reclassified from equity to derivative liabilities.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

In accordance with this pronouncement, the Company, estimated the fair value of these warrants as of January 1, 2009 to be $22,222 by recording a reduction in paid in capital of $150,000 and a decrease in deficit accumulated during the development stage of $127,778. The effect of this adjustment is recorded as a cumulative effect of change in accounting principles in our condensed statements of stockholder’s equity (deficiency).  As of September 30, 2009, the fair value of this derivative was $681,111. The change of $658,889 in fair value during the nine month period ended September 30, 2009 is reported as a non-cash charge in our condensed statement of operations as a component of other (income) expense.

11.	SUBSEQUENT EVENTS

Swiss Pharma Contract LLC Settlement
On October 27, 2009, the Company entered into a Settlement Agreement and Mutual Release with Swiss Pharma Contract LTD (“Swiss Pharma”) pursuant to which it agreed to pay Swiss Pharma $200,000 and issue Swiss Pharma an interest free promissory note in the principal amount of $250,000 in full satisfaction of the September 5, 2008 arbitration award. The amount of the Arbitration award was $683,027 at September 30, 2009 and is included as a component of accrued expenses in the accompanying balance sheet as of September 30, 2009.

In conjunction with the Settlement Agreement and Mutual Release with Swiss Pharma described above, on October 28, 2009, the Company entered into a Subscription Agreement (the “Subscription Agreement”) pursuant to which it sold a 12% Original Issue Discount Senior Subordinated Convertible Debenture with a stated value of $400,000 (the “Debenture”) and a warrant (the “Warrant” and, together with the Debenture, the “Securities”) to purchase 2,222,222 shares of the Company’s common stock, par value $.001 per share (“Common Stock”) for a purchase price of $200,000.  The Debenture is convertible into shares of Common Stock at an initial conversion price of $0.09 per share, subject to adjustment, or, in the event the Company issues new securities in connection with a financing, the Debenture may be converted into such new securities at a conversion price equal to the purchase price paid by the purchasers of such new securities.  The Company may also, in its sole discretion, elect to pay interest due under the Debenture quarterly in shares of the Company’s common stock provided such shares are subject to an effective registration statement.  The Debenture is subordinated to the Company’s outstanding 12% Senior Secured Promissory Notes in the principal amount of $1,725,000.  The Warrant is exercisable at an exercise price of $0.11 per share, subject to adjustment, prior to October 28, 2014.

In connection with the issuance of the Securities, the Company issued warrants to purchase an aggregate of 222,222 shares of Common Stock at an exercise price of $0.11 per share to the placement agent and certain of its designees.

Potential Acquisition of Ariston Pharmaceuticals, Inc.
Manhattan entered into a non-binding letter of intent with Ariston Pharmaceuticals, Inc. ("Ariston") to acquire Ariston through a merger with a to-be-formed, wholly-owned subsidiary of Manhattan (such transaction, the "Ariston Merger").

Manhattan and Ariston contemplate the following, as set forth in the non-binding letter of intent:

☐	After the Ariston Merger, Manhattan would own 100% of the outstanding capital stock of Ariston.

☐	As consideration for the Ariston Merger, Manhattan would pay to the holders of Ariston capital stock, in the aggregate, shares of Manhattan common stock as follows:
o
at the closing of the Ariston Merger, 7,062,423 shares of Manhattan common stock (a number which represents 10% of the shares of Manhattan common stock which were issued and outstanding as of September 10, 2009, which was the date of the non-binding letter of intent); and

o	the right to receive additional contingent share consideration after the closing as follows:
☐
7,062,423 additional shares of Manhattan common stock upon acceptance by the US Food and Drug Administration (“ FDA ”) of Ariston’s filing of the first New Drug Application for Ariston's AST-726 product candidate; and

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

☐	8,828,029 additional shares of Manhattan common stock upon Ariston receiving FDA approval to market Ariston's AST-726 product candidate in the United States; and
☐
8,828,029 additional shares of Manhattan common stock if there is demonstration of clinical activity and safety with the AST-914 metabolite in the current National Institutes of Health study in essential tremor patients resulting in a decision by our Board of Directors, within 12 months following the closing, to further develop the product internally or to seek a corporate partnership based on the program

☐
Ariston would cause the holders of all outstanding Ariston convertible promissory notes to convert their notes into convertible new promissory notes to be issued by Ariston at the closing of the Ariston Merger.  The principal amount of the new notes will be equal to the lesser of the principal amount of the currently outstanding notes plus accrued and unpaid interest thereon through the date of the closing of the Ariston Merger or $15.5 million.  The new notes would have the following terms:

o	interest rate of 5% per annum compounding annually;
o
interest and principal are to be repaid from the net cash flow from AST-726 and AST 914 programs, 50% of this net cash flow will be used to repay the interest and principal. (subject to adjustment if the notes include a conversion feature and are converted.)

o
the holders of the new notes will have no recourse to Manhattan or any entity other than Ariston with respect to the payment of any amount under the new notes or any indebtedness which had been converted into new notes.

o
the new notes may include a conversion feature such that the new notes would be convertible at the option of the holder thereof into Manhattan common stock at a conversion price currently anticipated to be $.40 per share (the “ Conversion Price ”) if a sufficient number of authorized common stock is available.

At the Closing, two persons chosen by Ariston will join our Board of Directors.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our results of operations and financial condition in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”) and our financial statements for the nine month period ended September 30, 2009 included elsewhere in this report.

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

Results Of Operations

Nine-month Period ended September 30, 2009 vs 2008

	Nine Months ended September 30,		Increase	% Increase
	2009	2008	(decrease)	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$1,000	$100,000	$(99,000)	-99.00%
Other research and development expenses	56,000	1,765,000	(1,709,000)	-96.83%
Total research and development expenses	57,000	1,865,000	(1,808,000)	-96.94%
General and administrative:
Share-based compensation	270,000	279,000	(9,000)	-3.23%
Other general and administrative expenses	1,103,000	2,321,000	(1,218,000)	-52.48%
Total general and administrative expenses	1,373,000	2,600,000	(1,227,000)	-47.19%
Other income/(expense)
Equity in lossess of Hedrin JV	(337,000)	(248,000)	(89,000)	35.89%
Change in fair value of derivative	(659,000)	-	(659,000)	N/A
Interest expense	(397,000)	(19,000)	(378,000)	N/A
Interest and other income	253,000	336,000	(83,000)	-24.70%
Total other income/(expense)	(1,140,000)	69,000	(1,209,000)	-1752.17%
Net loss	$2,570,000	$4,396,000	$(1,826,000)	-41.54%

During each of the nine month periods ended September 30, 2009 and 2008, we did not recognize any revenues.  We are considered a development stage company and do not expect to have revenues relating to our products candidates prior to September 30, 2010, if at all.

For the nine months ended September 30, 2009 research and development expense was $57,000 as compared to $1,865,000 for the nine months ended September 30, 2008.  This decrease of $1,808,000, or 97%, is primarily due to there being no active product development projects during the 2009 period, as the Hedrin product is being developed by the Hedrin JV and as we have ceased development of all other products due to lack of funds and other factors.

For the nine months ended September 30, 2009 general and administrative expense was $1,373,000 as compared to $2,600,000 for the nine months ended September 30, 2008.  This decrease of $1,227,000, or 47%, is primarily comprised of a decrease in other general and administrative expenses of $1,218,000 due to an overall decrease in operations and a decrease in share-based compensation of $9,000.

For the nine months ended September 30, 2009 other income/(expense) was $(1,140,000) as compared to $69,000 for the quarter ended September 30, 2008.  This change of $(1,209,000), or 1,752%, is primarily due to increases in equity in losses of from the Hedrin JV of $89,000, a change in fair value of a derivative of $659,000 and interest expense of $378,000.

Net loss for the nine months ended September 30, 2009 was $2,570,000 as compared to $4,396,000 for the nine months ended September 30, 2008.  This decrease of $1,826,000, or 42%, is primarily due to decreases in research and development expenses of $1,808,000 and in general and administrative expenses of $1,227,000 offset by a change in other income/(expense) of $(1,209,000).

Quarter ended September 30, 2009 vs 2008

	Quarter ended September 30,		Increase	% Increase
	2009	2008	(decrease)	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$-	$19,000	$(19,000)	-100.00%
Other research and development expenses	6,000	480,000	(474,000)	-98.75%
Total research and development expenses	6,000	499,000	(493,000)	-98.80%
General and administrative:
Share-based compensation	78,000	64,000	14,000	21.88%
Other general and administrative expenses	312,000	821,000	(509,000)	-62.00%
Total general and administrative expenses	390,000	885,000	(495,000)	-55.93%
Other income/(expense)
Equity in lossess of Hedrin JV	(105,000)	(140,000)	35,000	-25.00%
Change in fair value of derivative	158,000	-	158,000	N/A
Interest expense	(137,000)	(19,000)	(118,000)	N/A
Interest and other income	64,000	148,000	(84,000)	-56.76%
Total other income/(expense)	(20,000)	(11,000)	9,000	-81.82%
Net loss	$(416,000)	$(1,395,000)	$979,000	-70.18%

During each of the three month periods ended September 30, 2009 and 2008, we did not recognize any revenues.  We are considered a development stage company and do not expect to have revenues relating to our products candidates prior to September 30, 2010, if at all.

For the quarter ended September 30, 2009 research and development expense was $6,000 as compared to $499,000 for the quarter ended September 30, 2008.  This decrease of $493,000, or 99%, is primarily due to there being no active product development projects during the 2009 period, as the Hedrin product is being developed by the Hedrin JV and as we have ceased development of all other products due to lack of funds and other factors.

For the quarter ended September 30, 2009 general and administrative expense was $390,000 as compared to $885,000 for the quarter ended September 30, 2008.  This decrease of $495,000, or 56%, is primarily comprised of a decrease in other general and administrative expenses of $509,000 due to an overall decrease in operations offset by an increase in share-based compensation of $14,000 due to the immediate vesting of options.

For the quarter ended September 30, 2009 other income/(expense) was $(20,000) as compared to $(11,000) for the quarter ended September 30, 2008.  This change of $(9,000), or 82%, is primarily due to a decrease in equity in losses of Hedrin JV of $35,000, a change in fair value of a derivative of $158,000, an increase in interest expense of $(118,000) and a decrease in interest and other income of $(84,000).

Net loss for the quarter ended September 30, 2009 was $416,000 as compared to $1,395,000 for the quarter ended September 30, 2008.  This decrease of $979,000, or 70%, is primarily due to decreases in research and development expenses of $493,000 and in general and administrative expenses of $495,000 offset by a change in other income/(expense) of $(9,000).

Liquidity and Capital Resources

From inception to September 30, 2009, we incurred a deficit during the development stage of $61,711,000 primarily as a result of our net losses, and we expect to continue to incur additional losses through at least September 30, 2010 and for the foreseeable future.  These losses have been incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations since inception primarily through equity and debt financings and a joint venture transaction.  During the nine months ended September 30, 2009, we had a net increase in cash and cash equivalents of $48,000.  This increase resulted largely from net cash provided by financing activities of $770,000 partially offset by net cash used in operating activities of $722,000.  Total liquid resources as of September 30, 2009 were $154,000 compared to $106,000 at December 31, 2008.

Our current liabilities as of September 30, 2009 were $1,598,000 compared to $1,486,000 at December 31, 2008, an increase of $112,000.  As of September 30, 2009, we had working capital deficit of $1,358,000 compared to working capital deficit of $612,000 at December 31, 2008.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development.  Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.  Through September 30, 2009, a significant portion of our financing has been through private placements of common stock and warrants.  Unless our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through the similar sources of capital previously described.  We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.  We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future.

Based on the resources of the Company available at September 30, 2009, management believes that the Company has sufficient capital to fund its operations through the end of 2009.  Management believes that the Company will need additional equity or debt financing or will need to generate positive cash flow from the Hedrin joint venture, or generate revenues through licensing of its products or entering into strategic alliances to be able to sustain its operations into 2010.  Furthermore, the Company will need additional financing thereafter to complete development and commercialization of its products.  There can be no assurances that we can successfully complete development and commercialization of our products.

These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have reported net losses of $2,570,000 and $4,396,000 for the nine month periods ended September 30, 2009 and 2008, respectively.  The net loss attributable to common shares from date of inception, including preferred stock dividends, August 6, 2001 to September 30, 2009, amounts to $61,711,000.  Management believes that we will continue to incur net losses through at least September 30, 2010.

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

The Hedrin JV is responsible for the development and commercialization of Hedrin for the North American market and all associated costs including clinical trials, if required, regulatory costs, patent costs, and future milestone payments owed to Thornton & Ross Ltd., or T&R, the licensor of Hedrin.  The Hedrin JV has engaged us to provide management services to the Hedrin JV in exchange for an annualized management fee, which for the nine month periods ended September 30, 2009 and 2008 was approximately $259,000 and $183,000, respectively.

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

In connection with the private placement, we, the placement agent and the investors entered into a registration rights agreement.  Pursuant to the registration rights agreement, we agreed to file a registration statement to register the resale of the shares of our common stock issuable upon exercise of the warrants issued to the investors in the private placement, within 20 days of the final closing date and to cause the registration statement to be declared effective within 90 days (or 120 days upon full review by the SEC).   During the three month period ended September 30, 2009,  we filed the registration statement, received a comment letter from the SEC, responded to the SEC comment letter and re-filed the registration statement.  The registration statement was declared effective by the SEC on April 17, 2009.

Subsequent Events

SwissPharma Contract LLC Settlement
On October 27, 2009, we entered into a Settlement Agreement and Mutual Release with Swiss Pharma Contract LTD (“Swiss Pharma”) pursuant to which we agreed to pay Swiss Pharma $200,000 and issue Swiss Pharma an interest free promissory note in the principal amount of $250,000 in full satisfaction of the September 5, 2008 arbitration award. The amount of the Arbitration award was $683,027 at September 30, 2009 and is included as a component of accrued expenses in the accompanying balance sheet as of September 30, 2009.

In conjunction with the Settlement Agreement and Mutual Release with Swiss Pharma described above, on October 28, 2009, we entered into a Subscription Agreement (the “Subscription Agreement”) pursuant to which we sold a 12% Original Issue Discount Senior Subordinated Convertible Debenture with a stated value of $400,000 (the “Debenture”) and a warrant (the “Warrant” and, together with the Debenture, the “Securities”) to purchase 2,222,222 shares of our common stock, par value $.001 per share (“Common Stock”) for a purchase price of $200,000.  The Debenture is convertible into shares of Common Stock at an initial conversion price of $0.09 per share, subject to adjustment or, in the event that we issues new securities in connection with a financing, the Debenture may be converted into such new securities at a conversion price equal to the purchase price paid by the purchasers of such new securities.  We may also, in our sole discretion, elect to pay interest due under the Debenture quarterly in shares of our common stock provided such shares are subject to an effective registration statement.  The Debenture is subordinated to our outstanding 12% Senior Secured Promissory Notes in the principal amount of $1,725,000.  The Warrant is exercisable at an exercise price of $0.11 per share, subject to adjustment, prior to October 28, 2014.

In connection with the issuance of the Securities, we issued warrants to purchase an aggregate of 222,222 shares of Common Stock at an exercise price of $0.11 per share to the placement agent and certain of its designees.

Potential Acquisition of Ariston Pharmaceuticals, Inc.
We entered into a non-binding letter of intent with Ariston Pharmaceuticals, Inc. ("Ariston") to acquire Ariston through a merger with a to-be-formed, wholly-owned subsidiary of ours (such transaction, the "Ariston Merger").

We and Ariston contemplate the following, as set forth in the non-binding letter of intent:

☐	After the Ariston Merger, Manhattan would own 100% of the outstanding capital stock of Ariston.

☐	As consideration for the Ariston Merger, Manhattan would pay to the holders of Ariston capital stock, in the aggregate, shares of Manhattan common stock as follows:
o
at the closing of the Ariston Merger, 7,062,423 shares of Manhattan common stock (a number which represents 10% of the shares of Manhattan common stock which were issued and outstanding as of September 10, 2009, which was the date of the non-binding letter of intent); and

	o	the right to receive additional contingent share consideration after the closing as follows:
☐
7,062,423 additional shares of Manhattan common stock upon acceptance by the US Food and Drug Administration (“ FDA ”) of Ariston’s filing of the first New Drug Application for Ariston's AST-726 product candidate; and

		☐	8,828,029 additional shares of Manhattan common stock upon Ariston receiving FDA approval to market Ariston's AST-726 product candidate in the United States; and
☐
8,828,029 additional shares of Manhattan common stock if there is demonstration of clinical activity and safety with the AST-914 metabolite in the current National Institutes of Health study in essential tremor patients resulting in a decision by our Board of Directors, within 12 months following the closing, to further develop the product internally or to seek a corporate partnership based on the program

☐
Ariston would cause the holders of all outstanding Ariston convertible promissory notes to convert their notes into convertible new promissory notes to be issued by Ariston at the closing of the Ariston Merger.  The principal amount of the new notes will be equal to the lesser of the principal amount of the currently outstanding notes plus accrued and unpaid interest thereon through the date of the closing of the Ariston Merger or $15.5 million.  The new notes would have the following terms:

o	Interest rate of 5% per annum compounding annually;
o
interest and principal are to be repaid from the net cash flow from AST-726 and AST 914 programs, 50% of this net cash flow will be used to repay the interest and principal. (subject to adjustment if the notes include a conversion feature and are converted.)

o
the holders of the new notes will have no recourse to Manhattan or any entity other than Ariston with respect to the payment of any amount under the new notes or any indebtedness which had been converted into new notes.

o
the new notes may include a conversion feature such that the new notes would be convertible at the option of the holder thereof into Manhattan common stock at a conversion price currently anticipated to be $.40 per share (the “ Conversion Price ”) if a sufficient number of authorized common stock is available.

At the Closing, two persons chosen by Ariston will join our Board of Directors.

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

To date, we have incurred $1,084,000 of project costs for the development of Hedrin.  None of these costs were incurred during the nine month period ended September 30, 2009.  We do not expect to incur any future costs as the Hedrin JV is now responsible for all costs associated with Hedrin.

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

The gel vehicle (placebo) used in the above-mentioned study is the Company’s proprietary topical GEL which unexpectedly showed evidence of psoriasis improving properties.  At the end of week 2, 15% of study subjects treated with the GEL achieved a clear or almost clear state.  At the end of week 4, 20% of subjects treated with the GEL had achieved a clear or almost clear state, and at the end of week 8, 25% of subjects had achieved a clear or almost clear state.  The Company owns worldwide rights to this topical GEL and is exploring the possibility of developing it as an OTC product for mild psoriasis.

To date, we have incurred $6,504,000 of project costs related to our development of Topical PTH (1-34).  These project costs have been incurred since April 1, 2005, the date of the Tarpan Therapeutics acquisition.  None of these costs were incurred during the nine month period ended September 30, 2009.

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

Share-Based Compensation

We have stockholder-approved stock incentive plans for employees, directors, officers and consultants.  Prior to January 1, 2006, we accounted for the employee, director and officer plans using the intrinsic value method.  Effective January 1, 2006, the Company adopted the Share-Based Payment approach for employee options using the modified prospective transition method. This method eliminated the option to use the intrinsic value method and required the Company to expense the fair value of all employee options over the vesting period.  Under the modified prospective transition method, the Company recognizes compensation cost for the nine month periods ended September 30, 2009 and 2008 which includes a) period compensation cost related to share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and b) period compensation cost related to share-based payments granted on or after January 1, 2006, based on the grant date fair value.  In accordance with the modified prospective method, we have not restated prior period results.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.

In December 2007, the FASB issued a statement that requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. This statement establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. This statement was effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of this statement did not have any impact on our financial statements.

In February 2008, the FASB issued two Staff  Positions as well as other accounting pronouncements that address fair value measurements on lease classification. The adoption of these pronouncements did not have a material impact on our financial statements.

In March 2008, the FASB issued a pronouncement which requires expanded disclosures about an entity's derivative instruments and hedging activities. This pronouncement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. This pronouncement was effective for the Company as of January 1, 2009, and its adoption did not have any impact on our financial statements.

In June 2008, the FASB ratified a pronouncement which provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. This statement was effective for fiscal years beginning after December 15, 2008. The adoption of this statement had a significant impact on our financial statements (see Note 10 to our financial statements for the period ended September 30, 2009).

In April 2009, the FASB issued a pronouncement which provides guidance on determining when there has been a significant decrease in the volume and level of activity for an asset or liability, when a transaction is not orderly, and how that information must be incorporated into a fair value measurement. This pronouncement also requires expanded disclosures on valuation techniques and inputs and specifies the level of aggregation required for all quantitative disclosures.  The provisions of this pronouncement were effective for our financial statements for the quarter ending June 30, 2009. The adoption of this pronouncement did not have any impact on our financial statements.

In April 2009, the FASB issued several pronouncements which make the guidance on other-than-temporary impairments of debt securities more operational and require additional disclosures when a company records an other-than-temporary impairment. These pronouncements were effective for interim and annual reporting periods ending after June 15, 2009. We adopted these principles in the second quarter of 2009, which did not have any impact on our financial statements.

In April 2009, the FASB issued several statements which require companies to disclose in interim financial statements the fair value of financial instruments. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. In addition, the companies are required to disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. This statement shall be applied prospectively and was effective for interim and annual periods ending after June 15, 2009. To the extent relevant, we adopted the disclosure requirements of this pronouncement for the quarter ended June 30, 2009.  The adoption of these statements did not have a material impact on our financial statements

In May 2009, the FASB issued a statement which sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement was effective for interim or annual periods ending after June 15, 2009, and we adopted the provisions of this statement for the quarter ended June 30, 2009. The adoption of this statement did not have a material impact on our financial statements.  We have evaluated all events or transactions that occurred after September 30, 2009 up through November 16,  2009, the date we issued these financial statements, and there have been no events or transactions that have a material impact on our financial statements.

In August 2009, the FASB issued a new pronouncement to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. In particular, this pronouncement specifies that a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance. This statement is prospectively effective for financial statements issued for interim or annual periods ending after October 1, 2009. The adoption of this statement on December 31, 2009 will not impact on our results of operations or financial condition.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk is confined to our cash and cash equivalents. We have attempted to minimize risk by investing in high-quality financial instruments, primarily money market funds with no security having an effective duration longer than 90 days. If the market interest rate decreases by 100 basis points or 1%, the fair value of our cash and cash equivalents portfolio would have minimal to no impact on the carrying value of our portfolio. We did not hold any derivative instruments as of September 30, 2009, and we have never held such instruments in the past.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Financial Officer concluded that our disclosure controls and procedures as of that date were effective to ensure that information required to be disclosed in the reports we file under the Securities and Exchange Act is recorded, processed, summarized and reported on an accurate and timely basis.

The Company’s management, including its Chief Financial Officer, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud, even as the same are improved to address any deficiencies. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Changes in Internal Control

During the quarter ended September 30, 2009, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II

Item 1.  Legal Proceedings

Swiss Pharma Contract LTD, or Swiss Pharma, a clinical site that we used in one of our obesity trials, gave notice to us that Swiss Pharma believed it was entitled to receive an additional payment of $322,776 for services in connection with that clinical trial.  The contract between us and Swiss Pharma provided for arbitration in the event of a dispute, such as this claim for an additional payment.  On March 10, 2008, Swiss Pharma filed for arbitration with the Swiss Chamber of Commerce.  As we did not believe that Swiss Pharma was entitled to additional payments, we defended our position in arbitration.  On April 2, 2008, we filed our statement of defense and counterclaim for recovery of costs incurred by us as a result of Swiss Pharma’s failure to meet agreed upon deadlines under our contract.  On June 3, 2008, a hearing was held before the arbitrator under the auspices of the Swiss Chamber of Commerce.  On September 5, 2008, the arbitrator rendered an award in favor of Swiss Pharma, awarding to Swiss Pharma a total of $646,000 which amount includes a $323,000 contract penalty, a final services invoice of $48,000, reimbursement of certain of Swiss Pharma’s legal and other expenses incurred in the arbitration process of $245,000, reimbursement of arbitration costs of $13,000 and interest through September 5, 2008 of $17,000.  Further, the arbitrator ruled that we must pay interest at the rate of 5% per annum on $371,000, the sum of the $323,000 contract penalty and the final services invoice of $48,000, from October 12, 2007 until paid.  We had previously recognized a liability to Swiss Pharma in the amount of $104,000 for the final services invoice. The remainder of the award was expensed in 2008.  On January 22, 2009, we received notice that Swiss Pharma submitted a petition to the Supreme Court of the State of New York, County of New York seeking to confirm and to enter a judgment on the Arbitration Award.  On February 17, 2009, we filed an answer to Swiss Pharma's petition, which the Company subsequently withdrew voluntarily in exchange for an agreement by Swiss Pharma not to execute on any judgment entered by the Court for a period of six weeks so as to allow an opportunity for settlement discussions.  A form of judgment confirming the arbitration award was presented to the Court by Swiss Pharma for entry on August 10, 2009.  The form of judgment provides that it may be executed upon beginning six weeks from the date of its entry by the Court.    The Company and Swiss Pharma reached a settlement subsequent to September 30, 2009.

Item 1A.  Risk Factors

We have not had material changes to our risk factor disclosure in our Annual Report on Form 10-K for the year ended December 31, 2008 under the caption “Risk Factors” following Item 1 of such report.

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Principal Financial Officer

31.2	Certification of Principal Executive Officer

32.1	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANHATTAN PHARMACEUTICALS, INC.

Date: November 16, 2009	By:	/s/ Michael G. McGuinness
Michael G. McGuinness
Chief Operating and Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.