Form 10-K
period 2009-12-31
MANHATTAN PHARMACEUTICALS INC
filed 2010-03-31
CIK 1001316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009

☐           Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___to___
Commission File Number  1-32639

MANHATTAN PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3898269 (I.R.S. Employer Identification No.)

48 Wall Street, 11th Floor, New York, New York (Address of Principal Executive Offices)	10005 (Zip Code)

(212) 582-3950
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes     ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐ Yes  ☒ No
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☒ Yes   ☐ No
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding twelve months (or for such shorter period of time that the registrant was required to submit and post such files)       ☐ Yes   ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant on June 30, 2009 based on the closing price of the common stock as reported on the  OTC Bulletin Board on such date was $5,833,629.

As of March 23, 2010 there were 114,079,527 outstanding shares of common stock, par value $.001 per share.

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
•      acceptance of our products by doctors, patients or payors;
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

PART I

ITEM 1.  BUSINESS

Overview

We are a specialty healthcare product company focused on developing and commercializing innovative treatments for underserved patient populations.  We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest, funding their research and development and eventually either bringing the technologies to market or out-licensing.  Our current portfolio of product candidates includes:
•      Hedrin™, a novel, non-insecticide treatment for pediculosis (head lice)
•      AST-726, a nasally delivered  form of hydroxocobalamin for the treatment of vitamin B12 deficiency
•      AST-915, an oral treatment for essential tremor
•      A topical GEL for the treatment of mild psoriasis

In the short term, we are focusing our efforts on the commercialization of Hedrin and AST-726.  We have not received regulatory approval for, or generated commercial revenue from, marketing or selling any products.

Our executive offices are located at 48 Wall Street, 11th floor, New York, NY 10005 USA.  Our telephone number is (212) 582-3950 and our internet website address is www.manhattanpharma.com.

Recent Developments

On March 8, 2010, Manhattan Pharmaceuticals, Inc. (the “Company” or "Manhattan") entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Ariston Pharmaceuticals, Inc., a Delaware corporation ("Ariston") and Ariston Merger Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the "Merger Sub").  Pursuant to the terms and conditions set forth in the Merger Agreement, on March 8, 2010, the Merger Sub merged with and into Ariston (the "Merger"), with Ariston being the surviving corporation of the Merger.  As a result of the Merger, Ariston became a wholly-owned subsidiary of the Company.

The Company merged with Ariston principally to add new products to our portfolio. Ariston Pharmaceuticals, Inc. (“Ariston”) is a private, clinical stage specialty biopharmaceutical company based in Shrewsbury, Massachusetts that in-licenses, develops and plans to commercialize innovative treatments for underserved patient populations.

For more details about the Merger please see History.

Business Strategy

Our goal is to locate, develop, and commercialize specialty healthcare products.  In order to achieve this, we look for innovative, or next generation, products with one or more of the following characteristics:
•      Low clinical, regulatory, and/or marketing risk
•      Quick to market (such as medical devices, 505(b)(2), or over-the-counter)
•      Low cost to develop
•      Low cost and/or simple to manufacture

•      Serves a niche or underserved patient population

All of our current products meet some or all of these criteria.

Products

Hedrin

Hedrin is a novel, non-insecticide, one hour treatment for pediculosis (head lice) and is currently being developed in the United States as a prescription medical device.  Hedrin is the top selling head lice product in Europe.  It is currently marketed in over 27 countries and, according to Thornton & Ross Ltd. (“T&R”), achieved 2008 annual sales through its licensees of approximately $48 million (USD) at in-market public prices, garnering approximately 23% market share across Europe.

In June 2007, Manhattan Pharmaceuticals entered into an exclusive license agreement with Thornton & Ross Ltd (“T&R”) and Kerris, S.A. (“Kerris”) for Hedrin (the “Hedrin License Agreement”). We acquired an exclusive North American license to certain patent rights and other intellectual property relating to the product.  In addition, and at the same time, we also entered into a Supply Agreement with T&R pursuant to which T&R will be the Company’s exclusive supplier of Hedrin product (the “Hedrin Supply Agreement”).

In February 2008, Manhattan Pharmaceuticals entered into a joint venture agreement with Nordic Biotech Advisors ApS (“Nordic”) to develop and commercialize Hedrin for the North American market.  The joint venture entity, H Pharmaceuticals (“H Pharmaceuticals” or the “Hedrin JV”), now owns, is developing, and is working to secure commercialization partners for Hedrin in both the United States and Canada.  Manhattan Pharmaceuticals manages the day-to-day operations of the Hedrin JV under a management contract with the Hedrin JV.  H Pharmaceuticals is independently funded and is responsible for all costs associated with the Hedrin project, including any necessary United States (“U.S.”) clinical trials, patent costs, and future milestones owed to the original licensor, T&R.

Manhattan Pharmaceuticals, through the Hedrin JV, is currently working to secure commercialization and marketing partners for the U.S. and Canada.

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

Mechanism of Action

Hedrin is a novel, non-insecticide combination of silicones (dimethicone and cyclomethicone) that acts as a pediculicidal (lice killing) agent by disrupting the insect’s mechanism for managing fluid and breathing.  In contrast with most currently available lice treatments, Hedrin contains no chemical insecticides.  Because Hedrin kills lice by preventing the louse from excreting waste fluid, rather than by acting on the central nervous system, the insects cannot build up resistance to the treatment.  Recent studies have indicated that resistance to chemical insecticides may be increasing and therefore contributing to insecticide treatment failure.  Manhattan Pharmaceuticals believes there is significant market potential for a convenient, non-insecticide treatment alternative.  Both silicones in this proprietary formulation of Hedrin are used extensively in cosmetics and toiletries.

Product Development

To date, Hedrin has been clinically studied in over 400 subjects.  In a randomized, controlled, equivalence, clinical study (conducted in Europe by T&R), Hedrin was administered to 253 adult and child subjects with head lice infestation.  The study results, published in the British Medical Journal in June 2005, demonstrated Hedrin’s equivalence when compared to the insecticide treatment, phenothrin, the most widely used pediculicide in the U.K.  In addition, according to the same study, the Hedrin treated subjects experienced significantly less irritation (2%) than those treated with phenothrin (9%).

A clinical study published in the November 2007 issue of PLoS One, an international, peer-reviewed journal published by the Public Library of Science (PLoS), demonstrated Hedrin’s superior efficacy compared to a U.K. formulation of malathion, a widely used insecticide treatment in both Europe and North America.  In this randomized, controlled, assessor blinded, parallel group clinical trial, 73 adult and child subjects with head lice infestations were treated with Hedrin or malathion liquid.  Using intent-to-treat analysis, Hedrin achieved a statistically significant cure rate of 70% compared to 33% with malathion liquid.  Using the per-protocol analysis Hedrin achieved a highly statistically significant cure rate of 77% compared to 35% with malathion.  In Europe, it has been widely documented that head lice has become resistant to malathion, and we believe this resistance may have influenced the study results.  To date, there have been no reports of malathion resistance in the U.S.  Additionally, Hedrin treated subjects experienced no irritant reactions, and Hedrin showed clinical equivalence to malathion in its ability to inhibit egg hatching.  Overall, investigators and study subjects rated Hedrin as less odorous, easier to apply, and easier to wash out.  In addition 97% of Hedrin treated subjects stated they were significantly more inclined to use the product again versus 31% of those using malathion.

Two unpublished Hedrin studies were completed by T&R in 2008.  In the first, Hedrin achieved a 100% kill rate in vitro, including malathion resistant head lice.  In the other, a clinical field study conducted in Manisa province, a rural area of Western Turkey, Hedrin was administered to 36 adult and child subjects with confirmed head lice infestations.  Using per protocol analysis, Hedrin achieved a 97% cure rate.  Using intent-to-treat analysis, Hedrin achieved a 92% cure rate since 2 subjects were eliminated due to protocol violations.  No subjects reported any adverse events.

In April 2009, T&R published a new clinical field study where 40 adult and child subjects with head lice infestations were treated with Hedrin using a 1 hour application time.  Treatment was given twice with 7 days between applications.  In this study, Hedrin achieved a cure rate of 90%.

In the U.S., Manhattan Pharmaceuticals, through the Hedrin JV, is pursuing the development of Hedrin as a prescription medical device.  In January 2009, the U.S. Food and Drug Administration (“FDA”) Center for Devices and Radiological Health (“CDRH”) notified H Pharmaceuticals that Hedrin had been classified as a Class III medical device.  A Class III designation means that a Premarket Approval (“PMA”) Application will need to be obtained before Hedrin can be marketed in the U.S.  In July 2009, the CDRH division of the FDA confirmed that two pivotal studies, which can occur simultaneously, using the same protocol consisting of approximately 60 subjects each, or 120 patients in total, are required for the completion of the PMA Application.  Manhattan Pharmaceuticals and the Hedrin JV are currently working to commence the pivotal study.

Market and Competition

According to the American Academy of Pediatrics an estimated 6-12 million Americans are infested with head lice each year, with pre-school and elementary children and their families affected most often.  The total U.S. head lice market is estimated to be over $200 million with prescription and over-the-counter (OTC) therapies comprising approximately 50% of that market.  The remaining 50% of the market is comprised of alternative therapies such as tea tree oils, mineral oils, and “nit picking”, or physical combing to remove lice.  In addition, the head lice market is experiencing an increasing trend toward healthier, more environmentally friendly consumer products and a growing activism against pesticide products.  We believe there is significant market potential for a convenient, non-insecticide treatment for head lice.

The prescription and OTC segment of the market is dominated by 4-5 name brand products and numerous, low cost generics and store brand equivalents.  The active ingredients in these pharmacological therapies are chemical insecticides.  The most frequently prescribed insecticide treatments are Ovide (malathion) and Kwell (lindane), and the most frequently purchased OTC brands are Rid (piperonyl butoxide), Nix (permethrin), and Pronto (piperonyl butoxide).  Lindane has been banned in 52 countries worldwide and has now been banned in the state of California due to its toxicity.  In addition, New York, Michigan, and Minnesota have initiated legislation to ban the use of lindane.  European formulations of malathion have experienced widespread resistance.  Resistance to U.S. formulations of malathion have not been widely reported to date, but experts believe it is likely develop with continued use.  Head lice resistance to piperonyl butoxide and permethrin has been reported in the U.S. and treatment failures are common.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources- Research and Development Projects- Hedrin.”

AST-726

AST-726 is a nasally delivered form of hydroxocobalamin for the treatment of Vitamin B12 deficiency.  Manhattan Pharmaceuticals acquired global rights to AST-726 as part of the Ariston acquisition.  AST-726 has demonstrated pharmacokinetic equivalence to a marketed intramuscular injection product for Vitamin B12 remediation.  Manhattan Pharmaceuticals believes that AST-726 may enable both a single, once-monthly treatment for maintenance of normal Vitamin B12 levels in deficient patients, and more frequent administration to restore normal levels in newly diagnosed B12 deficiency.  Further, Manhattan Pharmaceuticals believes that AST-726 could offer a convenient, painless, safe and cost-effective treatment for Vitamin B12 deficiency, without the need for intramuscular injections.

Vitamin B12 Deficiency - Background of the Disease

Untreated Vitamin B12 deficiency can result in serious clinical problems including hematological disorders, such as life-threatening anemias, and a range of central and peripheral neurological abnormalities such as fatigue, confusion, cognition impairment, dementia, depression, peripheral neuropathies and gait disturbances.  Neuronal damage may involve peripheral nerves, the spinal cord and the brain and if the condition is left untreated may become permanent.  Furthermore, clinically asymptomatic patients with low normal or below normal Vitamin B12 levels may have changes in blood chemistries, including elevated levels of methylmalonic acid or homocysteine, known risk factors for other medical conditions associated with an increased risk of circulatory problems, blood clots and cardiovascular disease.

The primary diagnosis of Vitamin B12 deficiency is made when measurement of its blood concentration falls below the expected normal range of 200 to 900 picograms/ml. Vitamin B12 deficiency is most often caused by pathological conditions that limit the body’s ability to absorb the vitamin.  Such disorders include pernicious anemia, atrophic gastritis, problems caused by gastric surgical procedures to treat stomach cancer and obesity, Crohn’s disease and simple age-related changes.  Some studies show the inability to properly absorb Vitamin B12 as a side effect from chronic use of certain widely prescribed antacid medications such as Prilosec® and diabetes treatments such as Glucophage®.

Product Development

AST-726, a commercial nasal spray formulation of hydroxocobalamin, has satisfactorily completed preclinical toxicology, and an Investigational New Drug (“IND”) Application  has been filed with the FDA.  This product candidate is being developed utilizing the 505(b)(2) regulatory pathway.  AST-726 has also successfully completed a safety and pharmacokinetic study in healthy volunteers and an end of Phase II meeting with FDA has been completed.  Manhattan Pharmaceuticals is planning a Phase III Vitamin B12 replacement study in the United States.  The study is designed to enroll approximately 40 Vitamin B12 deficient patients currently treated with injection therapy.  Patients will first be evaluated on injection therapy and then will receive AST-726 by nasal spray on a monthly basis for 12 weeks.  The primary purpose of this study is to determine that levels of Vitamin B12 in the patients’ bloodstream remain within the normal range following monthly administration of AST-726.  We anticipate that the data from this study and additional manufacturing information will support the planned 505(b)(2) new drug application (“NDA”) filing for AST-726.

A CMC/manufacturing process has been developed for AST-726 that we believe provides a commercially viable stability profile.  Manhattan Pharmaceuticals has two issued patents in the United States with respect to AST-726, one of which relates to its application in Vitamin B12 remediation.

Market and Competition

More than 9 million people in the US are deficient in Vitamin B12 , indicating substantial market potential for a facile, convenient, safe and effective treatment that can replace the need for painful and frequent intramuscular injections or other less than fully effective delivery forms.

Approximately 15% of the elderly and up to 40% of nursing home residents in the U.S. have Vitamin B12 deficiency. A study of over 11,000 U.S. civilians ages four and older found a 3% prevalence of Vitamin B12 deficiency in the general population using the 200 picograms/ml deficiency standard, indicating that approximately 9 million people in the U.S. are in need of B12 replacement therapy. Some experts advocate a higher deficiency standard of 300-350 picograms/ml on the basis that levels below this coincide with elevated methylmalonic acid and homocysteine, risk factors for cardiovascular disease as found in the Framingham Heart Study. On this basis the prevalence of Vitamin B12 deficiency increases substantially.

Manhattan Pharmaceuticals believes that substantial market opportunity also exists internationally.

Current Treatments for Vitamin B12 Deficiency

Once Vitamin B12 deficiency is diagnosed by a simple blood test, the goal of treatment is generally to:
•      Restore circulating blood levels to normal as rapidly as possible;
•      Replenish and normalize the substantial stores of the vitamin in the body; and
•      Institute a lifelong therapeutic regimen that will maintain normal levels of the vitamin.

Manhattan Pharmaceuticals believes that parenteral (intramuscular injection) treatment is often considered the treatment of choice for Vitamin B12 deficiency.  Cyanocobalamin is predominantly used for this purpose in the United States, but hydroxocobalamin, the active ingredient in AST-726, is also available for pediatrics and for adults for whom injection of cyanocobalamin is poorly tolerated.  Hydroxocobalamin injection is the predominant treatment for Vitamin B12 deficiency in Europe.

In the United States, intramuscular injections are generally given by a physician or nurse, necessitating an office/medical center visit by the patient or a visiting nurse home call for each treatment. Following a diagnosis of B12 deficiency, injections are required quite frequently in order to restore normal vitamin levels. Once normalization is achieved, the frequency can be reduced to once or twice per month. While the treatment is usually highly effective, the inconvenience and cost of frequent office visits and the pain and side effects associated with intramuscular injections are problematic for many patients.

Intranasal treatment for Vitamin B12 deficiency seeks to alleviate these problems, but the two intranasal products currently available in the United States, Nascobal® and Calomist®, have to be administered on a daily or weekly basis and are not usually recommended for the treatment of newly diagnosed patients.  Both products are based on cyanocobalamin.

Oral or sublingual administration of high doses of Vitamin B12 can restore deficient patients to normal in certain cases.  Such high dose supplements are generally available in pharmacies and nutrition/health food stores.  Adequate results can almost certainly be obtained when nutritional insufficiency (e.g., strict vegan diet) is the primary cause of the problem. However, the normal gastrointestinal tract has a very limited capability to absorb Vitamin B12 and if this is compromised, as is the case in many deficient patients, oral or sublingual supplementation may not be ideal for rapidly restoring circulating levels and storage depots of the vitamin to normal. In such cases of pathological Vitamin B12 deficiency, intramuscular injection still often remains the current treatment of choice.

An unapproved Vitamin B12 patch is available in the United States, but we believe that its effectiveness in moderate to severe Vitamin B12 deficient patients is substantially untested.

Potential Advantages of AST-726 Treatment

We believe that AST-726 treatment has the potential to directly substitute for and replace the need for injection treatment by applying the current injection frequency paradigms for both newly diagnosed and normalized Vitamin B12 deficient patients.  AST-726 is proposed to be self-administered at home by the patient, without costly, time consuming, and inconvenient visits to a doctor’s office or medical facility needed for each of the many intramuscular injections required for life.  Because it is delivered through a nasal spray, additional advantages include freedom from injection pain and reduced anxiety in individuals, including children and the elderly, who may have fear of injections.  Manhattan Pharmaceuticals believes that the delivery profile of AST-726 is comparable to that of the marketed intramuscular injection, and that therefore newly diagnosed patients will be able to self-administer the nasal spray on a daily basis or several times a week to restore their Vitamin B12 status to normal and will then be self-maintained on a single monthly nasal spray treatment.

AST-915

AST-915 is an orally delivered treatment for essential tremor.  Manhattan Pharmaceuticals acquired global rights to AST-915 as part of the Ariston acquisition.  This product candidate is being studied under a Cooperative Research and Development Agreement (CRADA) with the National Institutes of Health (NIH) and a Phase 1 clinical study is currently underway in essential tremor patients.  AST-915 was formerly referred to as “AST-914 metabolite”.

Essential Tremor

Essential tremor is a neurological disorder that is characterized by involuntary shaking of the hands, arms, head, voice, and upper body. The most disabling tremors occur during voluntary movement, affecting common skills such as writing, eating and drinking.  Essential tremor is often misdiagnosed as Parkinson’s disease, yet according to the National Institutes of Neurological Disorders and Stroke, approximately 8 times as many people have essential tremor as have Parkinson’s.  Essential tremor is not confined to the elderly.  Children, newborns, and middle-aged people can also have the condition.

Market opportunity

Essential tremor is the most common involuntary movement disorder, with increasing incidence as people age.  According to the National Institute of Health (NIH), essential tremor affects 14% of people 65 years and older, which equates to approximately 5.4 million Americans.  There is no cure for essential tremor and the currently available drug therapies do not work in certain patients, produce at best a 50% response in others and have significant side effects.  Manhattan Pharmaceuticals believes AST-915 may provide a new treatment option for this serious and prevalent disorder.  Manhattan Pharmaceuticals believes that substantial market opportunity also exists internationally.

Topical GEL for Psoriasis

This topical GEL was used as the vehicle (placebo) in a prior clinical study versus a discontinued product candidate, topical PTH (1-34), and showed evidence of psoriasis improving properties.  In that Phase 2a study 15% of study subjects achieved a clear or almost clear state at the end of week 2.  At the end of week 4, 20% of subjects treated with the GEL had achieved a clear or almost clear state, and at the end of week 8, 25% of subjects treated with the GEL had achieved a clear or almost clear state.  The Company owns global rights to this topical GEL and is exploring the possibility of developing it as an OTC product for mild psoriasis.

Psoriasis

Psoriasis is a common, chronic, immune-mediated disease that results in the over-production of skin cells. In healthy skin, immature skin cells migrate from the lowest layer of the epidermis to the skin’s surface over a period of 28-30 days. In psoriasis, these cells reproduce at an extremely accelerated rate and advance to the surface in only 7 days.   This results in a build up of excess, poorly differentiated skin cells that accumulate in dry, thick patches known as plaques. These plaques can appear anywhere on the body resulting in itching, skin irritation, and disability.

Market and Competition

According to the National Psoriasis Foundation approximately 125 million people worldwide, including approximately 6 million Americans, suffers from psoriasis.  Of these, approximately 65% (4.4 million) have mild psoriasis and are the most likely of psoriasis sufferers to be treated with an OTC product.  According to Datamonitor, only an estimated 55% of psoriasis sufferers have been formally diagnosed by a physician, so the OTC market could potentially be much larger.

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

In a Phase 3, randomized, double-blind, vehicle-controlled clinical study (conducted in Europe by T&R) Altoderm was safe and well tolerated, and showed a trend toward improvement in pruritus, but the efficacy results were inconclusive.  Altoderm treated subjects and vehicle only treated subjects experienced a similar improvement (each greater than 30%), and therefore, the study did not achieve statistical significance.

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

Commercialization, Marketing, and Sales

In order to maximize the commercial value of our product candidates, it is likely that we will partner with, and/or out-license the marketing rights to, a marketing organization with expertise in the therapeutic areas we operate in.  We are currently working to secure a marketing partner for Hedrin in both the United States and Canada.  Longer term, we may explore the possibility of securing commercialization partners for AST-726, AST-915, and the topical GEL in the United States and global territories.

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

Hedrin

On June 26, 2007, the Company entered into an exclusive license agreement for Hedrin (“the Hedrin Agreement’) with T&R and Kerris. Pursuant to the Hedrin Agreement, the Company has acquired an exclusive North American license to certain patent rights and other intellectual property relating to HedrinTM, a non-insecticide product candidate for the treatment of pediculosis (“head lice”):

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

AST-726

Pursuant to the Merger Agreement with Ariston, the Company has acquired patent rights and other intellectual property relating to AST-726:

1.
U.S. Patent No. 5,801,161 entitled, “Pharmaceutical composition for the intranasal administration of hydroxocobalamin.” Franciscus W.H.M. Merkus, Inventor. Application filed June 17, 1996. Patent issued September 1, 1998. This patent is scheduled to expire on May, 13, 2014.

2.
U.S. Patent No. 5,925,625 entitled, “Pharmaceutical composition for the intranasal administration of hydroxocobalamin.” Franciscus W.H.M. Merkus, Inventor. Application filed December 30, 1997. Patent issued July 20, 1999. This patent is scheduled to expire on May, 13, 2014.

3.
European Patent No. EP0735859B1 (granted July 30, 1997, national phase of PCT Publication No. WO9517164) entitled, “Pharmaceutical composition for the intranasal administration of hydroxocobalamin.” Franciscus W.H.M. Merkus, Inventor. Application filed May 13, 1994.  Patents validated in Great Britain, Austria, Belgium, Denmark, France, Ireland, Italy, the Netherlands, Switzerland, Germany, Spain, and Sweden are scheduled to expire on May, 13, 2014.

AST-915

Pursuant to the Merger Agreement with Ariston, the Company has acquired patent rights and other intellectual property relating to AST-915:

U.S. Patent Application No. PCT/US2009/000876 entitled “Octanoic acid formulations and methods of treatment using the same.” McLane, Nahab, and Hallet, Inventors. Application filed February 12, 2009. This applications has not yet issued as a patent.

Manufacturing

We do not have any manufacturing capabilities.  T&R will supply any Hedrin product required to conduct human clinical studies, and we are in contact with several contract cGMP manufacturers for the supply of AST-726, AST-915, and the topical GEL for psoriasis.

Government Regulations

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
•
submission to the FDA of an Investigational New Drug application (IND) or, in the case of medical devices, an Investigational Device Exemption (IDE), for human clinical testing, which must become effective before human clinical trials may begin,

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each indication,
•	submission to the FDA of a New Drug Application (NDA) or, in the case of medical devices a Premarket Approval (PMA),

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices, or cGMPs, and
•	FDA review and approval of the NDA or PMA.

Nonclinical tests include laboratory evaluation of product chemistry, toxicity, and formulation, as well as animal studies. The conduct of the nonclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements. The results of the nonclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND or IDE, which must become effective before human clinical trials may begin. An IND/IDE will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND/IDE. In such a case, the IND/IDE sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. We cannot be sure that submission of an IND/IDE will result in the FDA allowing clinical trials to begin.

Clinical trials involve the administration of the investigational drug or medical device to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND/IDE.

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

The FDCA permits FDA and the IND/IDE sponsor to agree in writing on the design and size of clinical studies intended to form the primary basis of an effectiveness claim in an NDA or PMA application. This process is known as Special Protocol Assessment, or SPA. These agreements may not be changed after the clinical studies begin, except in limited circumstances.

Assuming successful completion of the required clinical testing, the results of the nonclinical and clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of a NDA or PMA requesting approval to market the product for one or more indications. The testing and approval process requires substantial time, effort, and financial resources. The agencies review the application and may deem it to be inadequate to support the registration and we cannot be sure that any approval will be granted on a timely basis, if at all. The FDA may also refer the application to the appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of the advisory committee.

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

Section 505(b)(2) of the FDCA allows the FDA to approve a follow-on drug on the basis of data in the scientific literature or data used by FDA in the approval of other drugs. This procedure potentially makes it easier for generic drug manufacturers to obtain rapid approval of new forms of drugs based on proprietary data of the original drug manufacturer.  We intend to rely on Section 505(b)(2) to obtain approval for AST-726.

Before approving an NDA or a PMA, the FDA usually will inspect the facility or the facilities at which the drug is manufactured, and will not approve the product unless cGMP compliance is satisfactory. If the FDA evaluates the NDA/PMA and the manufacturing facilities as acceptable, the FDA may issue an approval letter, or in some cases, an approvable letter followed by an approval letter. Both letters usually contain a number of conditions that must be met in order to secure final approval of the NDA/PMA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of NDA/PMA approval, the FDA may require post marketing testing and surveillance to monitor the drug’s safety or efficacy, or impose other conditions.

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

Post-Approval Requirements.  Often times, even after a drug has been approved by the FDA for sale, the FDA may require that certain post-approval requirements be satisfied, including the conduct of additional clinical studies. If such post-approval conditions are not satisfied, the FDA may withdraw its approval of the drug. In addition, holders of an approved NDA or PMA are required to: (i) report certain adverse reactions to the FDA, (ii) comply with certain requirements concerning advertising and promotional labeling for their products, and (iii) continue to have quality control and manufacturing procedures conform to cGMP after approval. The FDA periodically inspects the sponsor’s records related to safety reporting and/or manufacturing facilities; this latter effort includes assessment of compliance with cGMP. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. We intend to use third party manufacturers to produce our products in clinical and commercial quantities, and future FDA inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA/PMA, including withdrawal of the product from the market.

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

In Europe, marketing authorizations may be submitted at a centralized, a decentralized or national level. The centralized procedure is mandatory for the approval of biotechnology products and provides for the grant of a single marketing authorization that is valid in all European Union (“EU”) member states. As of January 1995, a mutual recognition procedure is available at the request of the applicant for all medicinal products that are not subject to the centralized procedure. There can be no assurance that the chosen regulatory strategy will secure regulatory approvals on a timely basis or at all.

History

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

On March 8, 2010, Manhattan Pharmaceuticals, Inc. entered into an Agreement and Plan of Merger by and among the Company, Ariston Pharmaceuticals, Inc., a Delaware corporation and Ariston Merger Corp., a Delaware corporation and wholly-owned subsidiary of the Company.  Pursuant to the terms and conditions set forth in the Merger Agreement, on March 8, 2010, the Merger Sub merged with and into Ariston (the "Merger"), with Ariston being the surviving corporation of the Merger.  As a result of the Merger, Ariston became a wholly-owned subsidiary of the Company.

Under the terms of the Merger Agreement, the consideration payable by the Company to the stockholders and note holders of Ariston consists of the issuance of 7,062,423 shares of the Company's common stock, par value $0.001 per share, ("Common Stock") at Closing (as defined in the Merger Agreement) plus the right to receive up to an additional 24,718,481 shares of Common Stock (the “Milestone Shares”) upon the achievement of certain product-related milestones described below.  In addition, the Company has reserved 38,630,723 shares of its Common Stock for possible future issuance in connection with the conversion of $15.45 million of outstanding Ariston convertible promissory notes.  The note holders will not have any recourse to the Company for repayment of the notes (their sole recourse being to Ariston), but the note holders will have the right to convert the notes into shares of the Company's Common Stock at the rate of $0.40 per share.  Further, the Company has reserved 5,000,000 shares of its Common Stock for possible future issuance in connection with the conversion of $1.0 million of outstanding Ariston convertible promissory note issued in satisfaction of a trade payable.  The note holder will not have any recourse to the Company for repayment of the note (their sole recourse being to Ariston), but the note holder will have the right to convert the note into shares of the Company's Common Stock at the rate of $0.20 per share.

Upon the achievement of the milestones described below, the Company would be obligated to issue portions of the Milestone Shares to the former Ariston stockholders and noteholders:
•
Upon the affirmative decision of the Company’ Board of Directors, provided that such decision is made prior to March 8, 2011, to further develop the AST-914 metabolite product candidate, either internally or through a corporate partnership, the Company would issue 8,828,029 of the Milestone Shares.

•	Upon the acceptance by the FDA of the Company's filing of the first New Drug Application for the AST-726 product candidate, the Company would issue 7,062,423 of the Milestone Shares.
•	Upon the Company receiving FDA approval to market the AST-726 product candidate in the United States of America, the Company would issue 8,828,029 of the Milestone Shares.

During 2005 we merged with Tarpan Therapeutics, Inc. (“Tarpan”).  Tarpan was a privately held New York based biopharmaceutical company developing dermatological therapeutics. This transaction was accounted for as a purchase of Tarpan by the Company.

Employees

We currently have 2 full time and 2 part time employees, including: our Chief Operating and Financial Officer, the Chief Executive Officer of Ariston and 2 persons in business development, clinical management, administration and finance.  None of our employees is covered by a collective bargaining unit.  We believe our relations with our employees are satisfactory.

Additional Public Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with such laws we file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). The SEC maintains a website that contains annual, quarterly and current reports, proxy and information statements and other information filed with the SEC. The SEC’s website address is www.sec.gov.  You may also read and copy any document we file with the SEC at the SEC’s public reference room, 100 F Street, N.E., Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for further information on the operation of its public reference room.  The information we file with the SEC and other information about us is also available on our website at www.manhattanpharma.com.  However, the information on our website is not a part of, nor is such information to be deemed incorporated by reference into, this report.

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

Risks Related to Our Business

We currently have no product revenues and will need to raise substantial additional funds in the future.  If we are unable to obtain the funds necessary to continue our operations, we will be required to delay, scale back or eliminate one or more of our remaining drug development programs and may not continue as a going concern.

We have generated no product revenues to date and will not until, and if, we receive approval from the FDA and other regulatory authorities for any of our four product candidates.  We have already spent substantial funds developing our potential products and business, however, and we expect to continue to have negative cash flow from our operations for at least the next several years. As of December 31, 2009, we had $17,996 of cash and cash equivalents. We received additional funding of approximately $2.2 million from a financing transaction in March 2010.  We expect that such financing shall be sufficient to fund our operations through the end of 2010. We will still have to raise substantial additional funds to complete the development of our product candidates and to bring them to market. Beyond the capital requirements mentioned above, our future capital requirements will depend on numerous factors, including:
•      the results of any clinical trials;
•      the scope and results of our research and development programs;
•      the time required to obtain regulatory approvals;
•      our ability to establish and maintain marketing alliances and collaborative agreements; and
•      the cost of our internal marketing activities.

Our history of operating losses and lack of product revenues may make it difficult to raise capital on acceptable terms or at all. If adequate funds are not available, we will be required to delay, scale back or eliminate one or more of our drug development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.  Our Independent Registered Public Accounting Firm has concluded that our net losses, negative cash flow, accumulated deficit and negative working capital as of December 31, 2009, raise substantial doubt about our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in the report of our Independent Registered Public Accounting Firm will make it more difficult for us to secure additional financing or enter into strategic relationships with distributors on terms acceptable to us, if at all, and likely will materially and adversely affect the terms of any financing that we may obtain.

We have incurred substantial losses and negative cash flow from operations.

We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability.  We have incurred losses in every period since our inception on August 6, 2001.  For the year ended December 31, 2009 and for the period from August 6, 2001 (inception) through December 31, 2009, we incurred net losses applicable to common shares of $2,793,285,  and $61,933,435 respectively.  Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable.  We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

As a result of our continued losses, our Independent Registered Public Accounting Firm has included an explanatory paragraph in our financial statements for the fiscal years ended December 31, 2009 and 2008, expressing doubt as to our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in the report of our Independent Registered Public Accounting Firm will make it more difficult for us to secure additional financing or enter into strategic relationships with distributors on terms acceptable to us, if at all, and likely will materially and adversely affect the terms of any financing that we may obtain.  If we fail to generate revenues, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may not achieve profitability and the value of your investment could decline significantly.

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

We have not engaged financial advisors to evaluate the fairness of the consideration being paid to the stockholders and noteholders of Ariston in connection with the Ariston Merger.  We can provide no assurance that the fair value of the securities being paid to the stockholders and noteholders of Ariston in the Ariston Merger will not exceed the fair value of the assets acquired.

Ariston has approximately $16.5 million indebtedness prior to the Ariston Merger.

In connection with the Ariston Merger, the merger subsidiary of the combined company will assume Ariston's indebtedness of approximately $16.5 million.  Such indebtedness may negatively impact our ability to raise sufficient additional capital to fund our operations.

Ariston may have liabilities that were unknown at the time of the consummation of the Ariston Merger that became liabilities of the Company’s upon consummation of the Ariston Merger.

There may be liabilities of Ariston and/or its affiliates that were unknown at the time of the consummation of the Ariston Merger. As a result of the Ariston Merger, any such unknown liabilities may become liabilities of the combined company. In the event any such liabilities become known following the Ariston Merger, they may lead to claims against a subsidiary of the combined company, including but not limited to lawsuits, administrative proceedings, and other claims. Any such liabilities may subject the combined company to increased expenses for attorneys’ fees, fines, litigation expenses, and expenses associated with any subsequent settlements or judgments. There can be no assurances that such unknown liabilities do not exist. To the extent that such liabilities become known following the Ariston Merger, any such liability-related expenses may materially impact the combined company’s financial condition and results of operations.

We depend greatly on the intellectual capabilities and experience of our key executives, and the loss of any of them could affect our ability to develop our remaining products.

We had only two full-time and two part-time employees as of March 30, 2010.  The loss of either Michael G. McGuinness, our Chief Operating and Financial Officer, or Malcolm Morville, Chief Executive Officer of Ariston, could harm us.  Mr. McGuinness’ employment agreement with the Company expired in July 2009.  Mr. Morville’s employment agreement with Ariston expired upon consummation of the Ariston Merger. Messrs. McGuinness and Morville have been working for the Company and Ariston, respectively, on the same terms and conditions that were set forth in the employment agreements that expired.  We cannot predict our success in hiring or retaining the personnel we require for continued operations.

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

Physicians and patients may not accept and use our products.

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

Our product-development program depends upon third-party researchers who are outside our control.

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

If we infringe the rights of third parties we could be prevented from selling products, forced to pay damages, and defend against litigation, which could adversely affect our ability to execute our business plan..

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

Health care reform and restrictions on reimbursement may limit our returns on potential products.

Because our strategy ultimately depends on the commercial success of our products, we assume, among other things, that end users of our products will be able to pay for them. In the United States and other countries, in most cases, the volume of sales of products like those we are developing depends on the availability of reimbursement from third-party payors, including national health care agencies, private health insurance plans and health maintenance organizations. Third-party payors increasingly challenge the prices charged for medical products and services. Accordingly, if we succeed in bringing products to market, and reimbursement is not available or is insufficient, we could be prevented from successfully commercializing our potential products.

The health care industry in the United States and in Europe is undergoing fundamental changes as a result of political, economic and regulatory influences. Reforms proposed from time to time include mandated basic health care benefits, controls on health care spending, the establishment of governmental controls over the cost of therapies, creation of large medical services and products purchasing groups and fundamental changes to the health care delivery system. We anticipate ongoing review and assessment of health care delivery systems and methods of payment in the United States and other countries. We cannot predict whether any particular reform initiatives will result or, if adopted, what their impact on us will be. However, we expect that adoption of any reform proposed will impair our ability to market products at acceptable prices.

Changes in laws affecting the health care industry could adversely affect our business.

In the U.S., there have been numerous proposals considered at the federal and state levels for comprehensive reforms of health care and its cost, and it is likely that federal and state legislatures and health agencies will continue to focus on health care reform in the future. Congress has considered legislation to reform the U.S. health care system by expanding health insurance coverage, reducing health care costs and making other changes. While health care reform may increase the number of patients who have insurance coverage for our products, it may also include cost containment measures that adversely affect reimbursement for our products. Congress has also considered legislation to change the Medicare reimbursement system for outpatient drugs, increase the amount of rebates that manufacturers pay for coverage of their drugs by Medicaid programs and facilitate the importation of lower-cost prescription drugs that are marketed outside the U.S. Some states are also considering legislation that would control the prices of drugs, and state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Managed care organizations continue to seek price discounts and, in some cases, to impose restrictions on the coverage of particular drugs. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for our products.

We operate in a highly regulated industry. As a result, governmental actions may adversely affect our business, operations or financial condition, including:
•
new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to health care availability, method of delivery and payment for health care products and services;

•	changes in the FDA and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity;
•
changes in FDA and foreign regulations that may require additional safety monitoring, labeling changes, restrictions on product distribution or use, or other measures after the introduction of our products to market, which could increase our costs of doing business, adversely affect the future permitted uses of approved products, or otherwise adversely affect the market for our products;

•	new laws, regulations and judicial decisions affecting pricing or marketing practices; and
•	changes in the tax laws relating to our operations.

The enactment in the U.S. of health care reform, possible legislation which could ease the entry of competing follow-on biologics in the marketplace, new legislation or implementation of existing statutory provisions on importation of lower-cost competing drugs from other jurisdictions, and legislation on comparative effectiveness research are examples of previously enacted and possible future changes in laws that could adversely affect our business. In addition, the Food and Drug Administration Amendments Act of 2007 included new authorization for the FDA to require post-market safety monitoring, along with an expanded clinical trials registry and clinical trials results database, and expanded authority for the FDA to impose civil monetary penalties on companies that fail to meet certain commitments.

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

If we are not successful in integrating Ariston's product development programs, we may not be able to operate efficiently after the Ariston Merger, which may have a material adverse effect on our results of operations and financial condition.

Achieving the benefits of the Ariston Merger will depend in part on the successful integration of Ariston's drug development programs and personnel in a timely and efficient manner. The integration process requires coordination of different development, regulatory, and manufacturing teams, and involves the integration of systems, applications, policies, procedures, business processes and operations. If we cannot successfully integrate Ariston's programs, we may not realize the expected benefits of the Ariston Merger.

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

Our directors, executive officers and principal stockholders beneficially own approximately 20 percent of our outstanding voting stock and, including shares underlying outstanding options and warrants.   In addition, Nordic Biotech Venture Fund has the right to acquire up to 85,714,285 shares of our common stock which would result in Nordic owning approximately 43% of our common stock as of March 23, 2010 (although, as described in Note 18 to our financial statements at and for the Years ended December 231, 2009 and 2008, an anti-dilution calculation with respect to this amount has been disputed by Nordic).  Through its stock ownership, its right to acquire additional shares, its substantial control over the management of the Hedrin JV (which includes the ability to terminate our management contract with the Hedrin JV), Nordic has the ability to exert substantial influence over the election of our Board of Directors, the outcome of issues submitted to our stockholders, the development of Hedrin and our ability, as a company, to benefit from the successful development of Hedrin.  Even without the exercise of its rights to acquire additional shares of our common stock, our directors, officers and principal stockholders, taken as a whole, have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues submitted to our stockholders.

Risks Related to Our Common Stock

Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit.

During the last two fiscal years, our stock price has traded at a low of $0.007 in the fourth quarter of 2008 to a high of $0.23 in the first quarter of 2008.  The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance.  A variety of factors may affect the market price of our common stock.  These include, but are not limited to:
•	The global economic crisis, which affected stock prices of many companies, and particularly many small pharmaceutical companies like ours;
•	publicity regarding actual or potential clinical results relating to products under development by our competitors or us;
•	delay or failure in initiating, completing or analyzing nonclinical or clinical trials or the unsatisfactory design or results of these trials;
•	achievement or rejection of regulatory approvals by our competitors or us;
•	announcements of technological innovations or new commercial products by our competitors or us;
•	developments concerning proprietary rights, including patents;
•	developments concerning our collaborations;
•	regulatory developments in the United States and foreign countries;
•	economic or other crises and other external factors;
•	period-to-period fluctuations in our revenues and other results of operations;
•	changes in financial estimates by securities analysts; and
•	sales of our common stock.

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

Our Common Stock is not listed on a national exchange and there is a limited market for the Common Stock which may make it more difficult for you to sell your stock.

Our Common Stock is quoted on the OTC Bulletin Board under the symbol "MHAN.OB." There is a limited trading market for our Common Stock which negatively impacts the liquidity of our Common Stock not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us.  Accordingly, there can be no assurance as to the liquidity of any markets that may develop for the Common Stock, the ability of holders of our Common Stock to sell the Common Stock, or the prices at which holders may be able to sell the Common Stock.

The fact that our common stock is not listed on a national exchange may negatively impact our ability to attract investors and to use our common stock to raise capital to fund our operations.

In order to maintain liquidity in our common stock, we depend upon the continuing availability of a market on which our securities may be traded. We need to raise substantial additional funds in the future to continue our operations and the fact that our common stock is not listed on a national exchange may impact our ability to attract investors and to use our common stock to raise sufficient capital to continue to fund our operations.  See the Risk Factor “We have no product revenues and will need to raise substantial additional funds in the future.  If we are unable to obtain funds necessary to continue our operations, we will be required to delay, scale back or eliminate one or more of our drug development programs” above.

If we fail to file periodic reports with the SEC our common stock may be removed from the OTCBB.

Pursuant to the Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (as extended by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB.  In the event an issuer is de-listed, such issuer would not be eligible to be re-listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. If the Company is late in its filings three times in any twenty-four (24) month period and is de-listed from the OTCBB, the Common Stock would likely be listed for trading only on the “Pink Sheets,” which generally provide an even less liquid market than the OTCBB.  In such event, investors may find it more difficult to trade the Common Stock or to obtain accurate, current information concerning market prices for the Common Stock.

There is a risk of market fraud.

OTCBB securities are frequent targets of fraud or market manipulation. Not only because of their generally low price, but also because the OTCBB reporting requirements for these securities are less stringent than for listed or Nasdaq traded securities, and no exchange requirements are imposed. Dealers may dominate the market and set prices that are not based on competitive forces. Individuals or groups may create fraudulent markets and control the sudden, sharp increase of price and trading volume and the equally sudden collapse of market prices.

Penny stock regulations may impose certain restrictions on marketability of our securities.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:
•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:
•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:
•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our stock.

Disclosure also must be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of your stock.

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

If we are unable to obtain future capital on acceptable terms, this will negatively affect our business operations and current investors.

We expect that in the future we will seek additional capital through public or private financings. Additional financing may not be available on acceptable terms, or at all. If additional capital is raised through the sale of equity, or securities convertible into equity, further dilution to then existing stockholders will result.  In addition, certain warrants held by certain of our investors and the Nordic Put contain full-ratchet anti-dilution protection provisions which would result in significant dilution to existing stockholders in the event we are required to raise capital at an effective price per share below $0.07 per common share.  If additional capital is raised through the incurrence of debt, our business could be affected by the amount of leverage incurred. For instance, such borrowings could subject us to covenants restricting our business activities, paying interest would divert funds that would otherwise be available to support commercialization and other important activities, and holders of debt instruments would have rights and privileges senior to those of equity investors. If we are unable to obtain adequate financing on a timely basis, we may be required to delay, reduce the scope of or eliminate some of our planned activities, any of which could have a material adverse effect on the business.

ITEM 2.  PROPERTIES

Our executive offices are located at 48 Wall Street,  New York, New York 10005.  We currently occupy this space pursuant to a written lease that expires on September 30, 2010 under which we pay rent of approximately $4,000 per month.

We believe that our existing facilities are adequate to meet our current requirements.  We do not own any real property.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4. RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Stock

Our common stock traded on the American Stock Exchange “AMEX” under the symbol “MHA” during the period from January 1, 2008 to March 26, 2008.  On March 26, 2008 our common stock was voluntarily delisted from the AMEX and began trading and has continued to trade on the Over the Counter Bulletin Board (“OCTBB”) under the symbol “MHAN”.  The following table lists the high and low price for our common stock as quoted, in U.S. dollars, on the American Stock Exchange or the Over the Counter Bulletin Board for the periods indicated:

	Price Range
	2009		2008
Quarter Ended	High	Low	High	Low
March 31	$0.060	$0.009	$0.230	$0.110
June 30	0.120	0.021	0.180	0.100
September 30	0.100	0.070	0.200	0.100
December 31	0.090	0.060	0.090	0.007

Stock Chart

Comparison to NASDAQ Biotechnology Index

Record Holders

The number of holders of record of our common stock as of March 22, 2010 was 457.

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

Stock Repurchases

We did not make any repurchases of our common stock during 2009.

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaing available for future issuance under equity compenstaion plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,459,936	$0.718	4,049,528
Equity compensation plans not approved by security holders	-		-
Total	7,459,936	$0.718	4,049,528

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

In June 2007, in consideration for entering into a license agreement, the Registrant issued to each of Thornton & Ross, Ltd. and Kerris, S.A., each a licensor thereunder, 75,000 shares of the Registrant’s common stock in accordance with the terms thereof.  The issuances of such common stock were considered to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of such common stock represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in these transactions.  All recipients either received adequate information about the Registrant or had access to such information.

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

On March 2, 2010, the Company raised aggregate gross proceeds of approximately $2,547,500 pursuant to a private placement of its securities.  The Company entered into subscription agreements (the "Subscription Agreements") with seventy-seven accredited investors (the "Investors") pursuant to which the Company sold an aggregate of 101.9 Units (as defined herein) for a purchase price of $25,000 per Unit.  Pursuant to the Subscription Agreements, the Company issued to each Investor units (the "Units") consisting of (i) 357,143 shares of common stock, $0.001 par value per share (the “Common Stock” or “Shares”) of the Company and (ii) 535,714 warrants (each a “Warrant” and collectively the “Warrants”), each of which will entitle the holder to purchase one additional share of Common Stock for a period of five years (each a “Warrant Share” and collectively the “Warrant Shares”) at an exercise price of $0.08 per share.

All of the Investors represented that they were “accredited investors,” as that term is defined in Rule 501(a) of Regulation D under the Securities Act, and the sale of the Units was made in reliance on exemptions provided by Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

In connection with the closing of the private placement, the Company, the placement agent acting in connection with the private placement (the “Placement Agent”) and the Investors entered into a Registration Rights Agreement, dated as of March 2, 2010, and the Company agreed to file a registration statement to register the resale of the Shares, within 60 days of the final closing date and to cause the registration statement to be declared effective within 150 days (or 180 days upon review by the SEC).

The Company received net proceeds of approximately $2,158,000 after payment of an aggregate of $305,700 of commissions and expense allowance to the Placement Agent, and approximately $83,000 of other offering and related costs in connection with the private placement. In addition, the Company issued a warrant to purchase 3,639,289 shares of Common Stock at an exercise price of $0.08 per share to the Placement Agent as additional compensation for its services.

The Company did not use any form of advertising or general solicitation in connection with the sale of the Units. The Shares, the Warrants and the Warrant Shares are non-transferable in the absence of an effective registration statement under the Act, or an available exemption therefrom, and all certificates are imprinted with a restrictive legend to that effect.

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

Results Of Operations

2009 versus 2008

During each of the years ended December 31, 2009 and 2008, we had no revenues, and are considered a development stage company.  We do not expect to have revenues relating to our products prior to December 31, 2010.

	Years ended December 31,
	2009	2008	Increase (decrease)	% Increase (decrease)
Costs and expenses:
Research and development:
Share-based compensation	$2,000	$122,000	$(120,000)	-98.36%
Other research and development expenses	38,000	1,681,000	(1,643,000)	-97.74%
Total research and development expenses	40,000	1,803,000	(1,763,000)	-97.78%
General and administrative:
Share-based compensation	351,000	342,000	9,000	2.63%
Other general and administrative expenses	1,380,000	2,268,000	(888,000)	-39.15%
Total general and administrative expenses	1,731,000	2,610,000	(879,000)	-33.68%
Other income/(expense):
Equity in loss of Hedrin JV	(500,000)	(250,000)	(250,000)	100.00%
Change in fair value of derivative	(560,000)	-	(560,000)	N/A
Swiss Pharma settlement	251,000	-	251,000	N/A
Interest and amortization on Notes Payable	(545,000)	(39,000)	(506,000)	1297.44%
Other interest expense	(3,000)	(26,000)	23,000	-88.46%
Interest and other income	335,000	459,000	(124,000)	-27.02%
Total other income/(expense)	(1,022,000)	144,000	(1,166,000)	-809.72%

Net loss	$2,793,000	$4,269,000	$(1,476,000)	-34.57%

For the year ended December 31, 2009 research and development expense was $40,000 as compared to $1,803,000 for the year ended December 31, 2008.  This decrease of $1,763,000, or 98%, is primarily due to there being no active product development projects during 2009, as the Hedrin product is being developed by the Hedrin JV and as we have ceased development of all other products due to the lack of funds and other factors.

For the year ended December 31, 2009 general and administrative expense was $1,731,000 as compared to $2,610,000 for the year ended December 31, 2008.  This decrease of $879,000, or 34%, is primarily comprised of $493,000 of costs recognized during 2008 related to the Swiss Pharma arbitration award with no costs recognized during 2009, decreases in public company costs of $107,000, in travel and related expenses of $63,000, in consulting and temporary help of $58,000, in rent and related expenses of $51,000, in depreciation expense and loss on abandonment of fixed assets of $38,000, in business development costs of $28,000  and in dues and subscriptions of $18,000, partially offset by an increase in share-based compensation of $9,000.

For the year ended December 31, 2009 other income/(expense), net, was $(1,022,000) as compared to $144,000 for the year ended December 31, 2008.  This change of $(1,166,000) , or 810%, is due to the recognition of $(560,000) of change in the fair value of a derivative liability and $251,000  relating to the settlement of the Swiss Pharma matter during 2009 with no corresponding amounts recognized during 2008, of increases in equity in losses of Hedrin JV of $(250,000), in interest and amortization expense related to Notes Payable of $(506,000) and a decrease of $(124,000), in management fee revenue from the Hedrin JV.

Net loss for the year ended December 31, 2009 was $2,793,000 as compared to $4,269,000 for the year ended December 31, 2008.  This decrease of $1,476,000, or 35%, is primarily due to a decrease  in research and development expenses of $1,763,000, a decrease in general and administrative expense of $879,000  offset by  a change in other income/(expense) of $(1,166,000).

Liquidity and Capital Resources

From inception to December 31, 2009, we incurred a deficit during the development stage of $61,933,000 primarily as a result of our net losses, and we expect to continue to incur additional losses through at least December 31, 2010 and for the foreseeable future.  These losses have been incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations since inception primarily through equity and debt financings and a joint venture transaction.  During the year ended December 31, 2009, we had a net decrease in cash and cash equivalents of $88,000.  This decrease resulted largely from net cash used in operating activities of $1,050,000 partially offset by net cash provided by financing activities of $962,000.  Total liquid resources as of December 31, 2009 were $18,000 compared to $106,000 at December 31, 2008.

Our current liabilities as of December 31, 2009 were $2,532,000 compared to $1,486,000 at December 31, 2008, an increase of $1,046,000.  As of December 31, 2009, we had working capital deficit of $2,268,000 compared to working capital deficit of $612,000 at December 31, 2008.

We received approximately $340,000 in February 2009 from the final closing of the sale of the 12% Secured Notes, approximately $500,000 in February 2009 from a joint venture agreement, approximately $165,000 from the sale of a 12% Note in October 2009 and approximately $27,000 from Ariston Pharmaceuticals, Inc. in exchange for a note in December 2009.  In addition, we issued a $250,000 non-interest bearing note in connection with the Swiss Pharma settlement. Our available working capital and capital requirements will depend upon numerous factors, including progress of our research and development programs, our progress in and the cost of ongoing and planned nonclinical and clinical testing, the timing and cost of obtaining regulatory approvals, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights, in-licensing activities, competing technological and market developments, changes in our existing collaborative and licensing relationships, the resources that we devote to developing manufacturing and commercializing capabilities, the status of our competitors, our ability to establish collaborative arrangements with other organizations and our need to purchase additional capital equipment.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development.  Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.  Through December 31, 2009, a significant portion of our financing has been through private placements of common stock and warrants.  Unless our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through the similar sources of capital previously described.  We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.  We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future.

Based on the resources of the Company available at December 31, 2009, and the net proceeds of $2.2 million received in March 2010 from a private placement of common stock and warrants, management believes that we have sufficient capital to fund our operations through 2010, including the operations of Ariston Pharmaceuticals, Inc. which we acquired in March 2010.  Management believes that we will need additional equity or debt financing or will need to generate positive cash flow from the Hedrin joint venture, or generate revenues through licensing of our products or entering into strategic alliances to be able to sustain our operations into 2011.  Furthermore, we will need additional financing thereafter to complete development and commercialization of its products.  There can be no assurances that we can successfully complete development and commercialization of our products.

These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have reported net losses of $2,793,000 and $4,269,000 for the years ended December 31, 2009 and 2008, respectively.  The net loss attributable to common shares from date of inception, including preferred stock dividends, August 6, 2001 to December 31, 2009, amounts to $61,933,000.  Management believes that we will continue to incur net losses through at least December 31, 2010.

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

The Hedrin JV is responsible for the development and commercialization of Hedrin for the North American market and all associated costs including clinical trials, if required, regulatory costs, patent costs, and future milestone payments owed to Thornton & Ross Ltd., or T&R, the licensor of Hedrin.  The Hedrin JV has engaged us to provide management services to the Hedrin JV in exchange for a management fee, which for years ended December 31, 2009 and 2008 was approximately $334,000 and $447,000, respectively.

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

The Hedrin JV's Board consists of 4 members, 2 appointed by us and 2 appointed by Nordic.  Nordic has appointed one of the directors as chairman of the Board.  The chairman has certain tie breaking powers.

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

As per the Limited Partnership Agreement between the Company and Nordic (the “LPA”) in the event that a limited partner in the Hedrin JV (a “Limited Partner”) determines, in its reasonable good faith discretion, that the Hedrin JV requires additional capital for the proper conduct of its business that Limited Partner shall provide each Limited Partner with a written request for contribution of such Limited Partner’s proportionate share, in accordance to the then respective equity ownership in the Hedrin JV, of such requested additional capital amount.

As per the terms of the LPA, if a Limited Partner declines to so contribute, elects to contribute but thereafter fails to do so timely, or elects to contribute and timely does contribute some, but not all of, its proportionate share of the requested additional capital amount, the other Limited Partner shall have the option to contribute the remaining balance of such requested additional capital amount.

As per the terms of the LPA,the General Partner shall determine the fair market value of the shares for purposes of determining how to allocate the number of shares of the Hedrin JV to be issued in consideration for the contribution of capital.  If the General Partner is unable to determine the fair market value of the shares, the fair market value for the shares shall be determined in good faith by the contributing Limited Partner if such amount is equal to or greater than the most recent valuation of such Hedrin JV shares.

On December 31, 2009, Nordic Biotech Venture Fund II (“Nordic”) delivered a written notice to the Company for a $1,000,000 capital increase to the Hedrin JV.  In January 2010, Nordic made its capital contribution to the Hedrin JV of $500,000.  The Company did not have sufficient funds to make such a capital contribution within the required time prescribed in the LPA.

The General Partner was unable to determine the fair market value of the shares.  The contributing Limited Partner, Nordic, determined in good faith that the fair market value of the shares is equal to the most recent valuation.  The most recent valuation was the February 2009 investment of $1,500,000 into the Hedrin JV by Nordic at $5,000 per share.  As a result of Nordic’s investing an additional $500,000 in the Hedrin JV the ownership percentages of the Hedrin JV have changed from 50% to Nordic and 50% for us to 52.38% to Nordic and 47.62% for us.  In the event that Nordic exercises its option to invest the remaining $500,000 of the $1,000,000 capital increase then the ownership percentage shall change to 54.55% for Nordic and 45.45% for us.

Secured 10% Notes Payable

On September 11, 2008, we issued secured 10% promissory notes to certain of our directors and officers and an employee for aggregate principal amount of $70,000.  Principal and interest on the notes are payable in cash on March 10, 2009 unless paid earlier by the Company.  In connection with the issuance of the notes, we issued to the noteholders 5-year warrants to purchase an aggregate of 140,000 shares of our common stock at an exercise price of $0.20 per share.  We granted to the noteholders a continuing security interest in certain specific refunds, deposits and repayments due to us and expected to be repaid to us in the next several months.  The secured 10% notes were repaid in February 2009 along with interest thereon.

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

In connection with the private placement, we, the placement agent and the investors entered into a registration rights agreement.  Pursuant to the registration rights agreement, we agreed to file a registration statement to register the resale of the shares of our common stock issuable upon exercise of the warrants issued to the investors in the private placement, within 20 days of the final closing date and to cause the registration statement to be declared effective within 90 days (or 120 days upon full review by the SEC).   During the year ended December 31, 2009, we filed the registration statement, received a comment letter from the SEC, responded to the SEC comment letter and re-filed the registration statement.  The registration statement was declared effective by the SEC on April 17, 2009.

SwissPharma Contract LLC Settlement

On October 27, 2009, we entered into a Settlement Agreement and Mutual Release with Swiss Pharma Contract LTD (“Swiss Pharma”) pursuant to which we agreed to pay Swiss Pharma $200,000 and issue Swiss Pharma an interest free promissory note in the principal amount of $250,000 in full satisfaction of the September 5, 2008 arbitration award. The amount of the Arbitration award was $683,027 at September 30, 2009 and is included as a component of accrued expenses in the balance sheet as of September 30, 2009.

In conjunction with the Settlement Agreement and Mutual Release with Swiss Pharma described above, on October 28, 2009, we entered into a Subscription Agreement (the “Subscription Agreement”) pursuant to which we sold a 12% Original Issue Discount Senior Subordinated Convertible Debenture with a stated value of $400,000 (the “Convertible 12% Note”) and a warrant (the “Warrant” and, together with the Convertible 12% Note, (the “Securities”) to purchase 2,222,222 shares of our common stock, par value $.001 per share (“Common Stock”) for a purchase price of $200,000.  The Convertible 12% Note is convertible into shares of Common Stock at an initial conversion price of $0.09 per share, subject to adjustment or, in the event that we issues new securities in connection with a financing, the Convertible 12% Note may be converted into such new securities at a conversion price equal to the purchase price paid by the purchasers of such new securities.  We may also, in our sole discretion, elect to pay interest due under the Debenture quarterly in shares of our common stock provided such shares are subject to an effective registration statement.  The Convertible 12% Note is subordinated to our outstanding Secured 12% Notes in the principal amount of $1,725,000.  The Warrant is exercisable at an exercise price of $0.11 per share, subject to adjustment, prior to October 28, 2014.

In connection with the issuance of the Securities, we issued warrants to purchase an aggregate of 222,222 shares of Common Stock at an exercise price of $0.11 per share to the placement agent and certain of its designees.

Acquisition of Ariston Pharmaceuticals, Inc.

On March 8, 2010, we entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Ariston Pharmaceuticals, Inc., a Delaware corporation ("Ariston") and Ariston Merger Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the "Merger Sub").  Pursuant to the terms and conditions set forth in the Merger Agreement, on March 8, 2010, the Merger Sub merged with and into Ariston (the "Merger"), with Ariston being the surviving corporation of the Merger.  As a result of the Merger, Ariston became our wholly-owned subsidiary.

Under the terms of the Merger Agreement, the consideration payable by us to the stockholders and note holders of Ariston consists of the issuance of 7,062,423 shares of our common stock at closing (as defined in the Merger Agreement) plus the right to receive up to an additional 24,718,481 shares of our common stock (the “Milestone Shares”) upon the achievement of certain product-related milestones described below.  In addition, we have reserved 38,630,723 shares of our Common Stock for possible future issuance in connection with the conversion of $15.45 million of outstanding Ariston convertible promissory notes.  The note holders will not have any recourse to us for repayment of the notes (their sole recourse being to Ariston), but the note holders will have the right to convert the notes into shares of our  common stock at the rate of $0.40 per share.  Further, we have reserved 5,000,000 shares of our common stock for possible future issuance in connection with the conversion of $1.0 million of outstanding Ariston convertible promissory note issued in satisfaction of a trade payable.  The note holder will not have any recourse to us for repayment of the note (their sole recourse being to Ariston), but the note holder will have the right to convert the note into shares of the our common stock at the rate of $0.20 per share.

Upon the achievement of the milestones described below, we would be obligated to issue portions of the Milestone Shares to the former Ariston stockholders and noteholders:
•
Upon the affirmative decision of our Board of Directors, provided that such decision is made prior to March 8, 2011, to further develop the AST-914 metabolite product candidate, either internally or through a corporate partnership, we would issue 8,828,029 of the Milestone Shares.

•	Upon the acceptance by the FDA of the Company's filing of the first New Drug Application for the AST-726 product candidate, we would issue 7,062,423 of the Milestone Shares.
•	Upon the Company receiving FDA approval to market the AST-726 product candidate in the United States of America, we would issue 8,828,029 of the Milestone Shares.

Certain members of our Board of Directors and principal stockholders of the Company owned Ariston securities.  Timothy McInerney, a director of Manhattan, owned 16,668 shares of Ariston common stock which represented less than 1% of Ariston’s outstanding common stock as of the closing of the Merger.  Neil Herskowitz, a director of Manhattan, indirectly owned convertible promissory notes of Ariston with interest and principal in the amount of $192,739.  Michael Weiser, a director of Manhattan, owned 117,342 shares of Ariston common stock, which represented approximately 2.1% of Ariston’s outstanding common stock as of the closing of the Merger.  Lindsay Rosenwald, a more than 5% beneficial owner of Manhattan common stock, in his individual capacity and indirectly through trusts and companies he controls owned 497,911 shares of Ariston common stock, which represented approximately 8.9% of Ariston’s outstanding common stock as of the closing of the Merger and indirectly owned convertible promissory notes of Ariston in the amount of $141,438.

The Company merged with Ariston principally to add new products to our portfolio. Ariston, prior to the Merger,  was a private, clinical stage specialty biopharmaceutical company based in Shrewsbury, Massachusetts that in-licenses, develops and plans to market novel therapeutics for the treatment of serious disorders of the central and peripheral nervous systems.

AST-726

Ariston is developing a nasally-delivered Vitamin B12 remediation treatment which it calls AST-726.  AST-726 has demonstrated pharmacokinetic equivalence to a marketed intramuscular injection product for Vitamin B12 remediation.  Ariston believes that AST-726 may enable both a single, once-monthly treatment for maintenance of normal Vitamin B12 levels in deficient patients, and more frequent administration to restore normal levels in newly diagnosed B12 deficiency.  Further, Ariston believes that AST-726 could offer a convenient, painless, safe and cost-effective treatment for Vitamin B12 deficiency, without the need for intramuscular injections.

Ariston has positioned AST-726 to currently require only a single, relatively small Phase III clinical trial prior to submission of a 505(b)(2) new drug application (“NDA”) to the FDA.

Ariston has developed a CMC/manufacturing process for AST-726 that Ariston believes provides a commercially viable stability profile.  Ariston has two issued patents in the United States with respect to AST-726, one of which relates to its application in Vitamin B12 remediation.

More than 9 million people in the US are deficient in Vitamin B12 , indicating substantial market potential for a facile, convenient, safe and effective treatment that can replace the need for painful and frequent intramuscular injections or other less than fully effective delivery forms. Ariston believes that substantial market opportunity also exists internationally.

Vitamin B12 Deficiency-Background of the Disease

Untreated Vitamin B12 deficiency can result in serious clinical problems including hematological disorders, such as life-threatening anemias, and a range of central and peripheral neurological abnormalities such as fatigue, confusion, cognition impairment, dementia, depression, peripheral neuropathies and gait disturbances.  Neuronal damage may involve peripheral nerves, the spinal cord and the brain and if the condition is left untreated may become permanent.  Furthermore, clinically asymptomatic patients with low normal or below normal Vitamin B12 levels may have changes in blood chemistries, including elevated levels of methylmalonic acid or homocysteine, known risk factors for other medical conditions associated with an increased risk of circulatory problems, blood clots and cardiovascular disease.

The primary diagnosis of Vitamin B12 deficiency is made when measurement of its blood concentration falls below the expected normal range of 200 to 900 picograms/ml. Vitamin B12 deficiency is most often caused by pathological conditions that limit the body’s ability to absorb the vitamin.  Such disorders include pernicious anemia, atrophic gastritis, problems caused by gastric surgical procedures to treat stomach cancer and obesity, Crohn’s disease and simple age-related changes.  Some studies show the inability to properly absorb Vitamin B12 as a side effect from chronic use of certain widely prescribed antacid medications such as Prilosec ® and diabetes treatments such as Glucophage ®.

Approximately 15% of the elderly and up to 40% of nursing home residents in the U.S. have Vitamin B12 deficiency. A study of over 11,000 U.S. civilians ages four and older found a 3% prevalence of Vitamin B12 deficiency in the general population using the 200 picograms/ml deficiency standard, indicating that approximately 9 million people in the U.S. are in need of B12 replacement therapy. Some experts advocate a higher deficiency standard of 300-350 picograms/ml on the basis that levels below this coincide with elevated methylmalonic acid and homocysteine, risk factors for cardiovascular disease as found in the Framingham Heart Study. On this basis the prevalence of Vitamin B12 deficiency increases substantially.

Current Treatments for Vitamin B12 Deficiency

Once Vitamin B12 deficiency is diagnosed by a simple blood test, the goal of treatment is generally to:

o       restore circulating blood levels to normal as rapidly as possible;
o       replenish and normalize the substantial stores of the vitamin in the body; and
o       institute a lifelong therapeutic regimen that will maintain normal levels of the vitamin.

Ariston believes that parenteral (intramuscular injection) treatment is often considered the treatment of choice for Vitamin B12 deficiency.  Cyanocobalamin is predominantly used for this purpose in the United States, but hydroxocobalamin, the active ingredient in AST-726, is also available for pediatrics and for adults for whom injection of cyanocobalamin is poorly tolerated.  Hydroxocobalamin injection is the predominant treatment for Vitamin B12 deficiency in Europe.

In the United States, intramuscular injections are generally given by a physician or nurse, necessitating an office/medical center visit by the patient or a visiting nurse home call for each treatment. Following a diagnosis of B12 deficiency, injections are required quite frequently in order to restore normal vitamin levels. Once normalization is achieved, the frequency can be reduced to once or twice per month. While the treatment is usually highly effective, the inconvenience and cost of frequent office visits and the pain and side-effects associated with intramuscular injections are problematic for many patients.

Intranasal treatment with Vitamin B12 deficiency seeks to alleviate these problems, but the two intranasal products currently available in the United States have to be administered on a daily or weekly basis and are not usually recommended for the treatment of newly diagnosed patients.  Both products are based on cyanocobalamin.

Oral or sublingual administration of high doses of Vitamin B12 can restore deficient patients to normal in certain cases.  Such high dose supplements are generally available in pharmacies and nutrition/health food stores.  Adequate results can almost certainly be obtained when nutritional insufficiency (e.g., strict vegan diet) is the primary cause of the problem. However, the normal gastrointestinal tract has a very limited capability to absorb Vitamin B12 and if this is compromised, as is the case in many deficient patients, oral or sublingual supplementation may not be ideal for rapidly restoring circulating levels and storage depots of the vitamin to normal. In such cases of pathological Vitamin B12 deficiency, intramuscular injection still often remains the current treatment of choice.

An unapproved Vitamin B12 patch is available in the United States, but Ariston believes that its effectiveness in moderate to severe Vitamin B12 deficient patients is substantially untested.

Potential Advantages of Ariston’s AST-726 Treatment

Ariston believes that Ariston’s AST-726 treatment has the potential to directly substitute for and replace the need for injection treatment by applying the current injection frequency paradigms for both newly diagnosed and normalized Vitamin B12 deficient patients.  AST-726 is proposed to be self-administered at home by the patient, without costly, time-consuming and inconvenient visits to a doctor’s office or medical facility needed for each of the many intramuscular injections required for life.  Because it is delivered through a nasal spray, additional advantages include freedom from injection pain and reduced anxiety in individuals, including children and the elderly, who may have fear of injections.  Ariston believes that the delivery profile of AST-726 is comparable to that of the marketed intramuscular injection, and that therefore newly diagnosed patients will be able to self-administer the nasal spray on a daily basis or several times a week to restore their Vitamin B12 status to normal and will then be self-maintained on a single monthly nasal spray treatment.

Additional Clinical Trial Is Needed

AST-726, a commercial nasal spray formulation of hydroxocobalamin, has satisfactorily completed preclinical toxicology, and an Investigational New Drug (“IND”) Application  has been filed with the FDA.  This product candidate is being developed utilizing the 505(b)(2) regulatory pathway.  AST-726 has also successfully completed a safety and pharmacokinetic study in healthy volunteers and an end of Phase II meeting with FDA has been completed.  Manhattan Pharmaceuticals is planning a Phase III Vitamin B12 replacement study in the United States.  The study is designed to enroll approximately 40 Vitamin B12 deficient patients currently treated with injection therapy.  Patients will first be evaluated on injection therapy and then will receive AST-726 by nasal spray on a monthly basis for 12 weeks.  The primary purpose of this study is to determine that levels of Vitamin B12 in the patients’ bloodstream remain within the normal range following monthly administration of AST-726.  We anticipate that the data from this study and additional manufacturing information will support the planned 505(b)(2) new drug application (“NDA”) filing for AST-726.

AST-915

AST-915 is an orally delivered treatment for essential tremor.  Manhattan Pharmaceuticals acquired global rights to AST-915 as part of the Ariston acquisition.  This product candidate is being studied under a Cooperative Research and Development Agreement (CRADA) with the National Institutes of Health (NIH) and a Phase 1 clinical study is currently underway in essential tremor patients.  AST-915 was formerly referred to as “AST-914 metabolite”.

Essential Tremor

Essential tremor is a neurological disorder that is characterized by involuntary shaking of the hands, arms, head, voice, and upper body. The most disabling tremors occur during voluntary movement, affecting common skills such as writing, eating and drinking.  Essential tremor is often misdiagnosed as Parkinson’s disease, yet according to the National Institutes of Neurological Disorders and Stroke, approximately 8 times as many people have essential tremor as have Parkinson’s.  Essential tremor is not confined to the elderly.  Children, newborns, and middle-aged people can also have the condition.

Market opportunity

Essential tremor is the most common involuntary movement disorder, with increasing incidence as people age.  According to the National Institute of Health (NIH), essential tremor affects 14% of people 65 years and older, which equates to approximately 5.4 million Americans.  There is no cure for essential tremor and the currently available drug therapies do not work in certain patients, produce at best a 50% response in others and have significant side effects.  Manhattan Pharmaceuticals believes AST-915 may provide a new treatment option for this serious and prevalent disorder.  Manhattan Pharmaceuticals believes that substantial market opportunity also exists internationally.

8% Note

In December  2009, we entered into a Future Advance Promissory Note (the “8% Note”) with Ariston under which the Company may withdraw up to $67,000.  Principal and interest accrued at 8% shall be due and payable to Ariston on February 10, 2010.  As of December 31, 2009, the Company has withdrawn $27,000 from Ariston subject to the terms of the 8% Note.  On January 13, 2010, the Company withdrew $20,000 subject to the 8% Note with Ariston Pharmaceuticals, Inc.  On January 28, 2010, the Company withdrew an additional $20,000 subject to the 8% Note.  On March 4, 2010, the Company repaid Ariston the $67,000 withdrawn subject to the 8% Note and accrued interest of $816.

Equity PIPE

On March 2, 2010, we raised aggregate gross proceeds of approximately $2,547,500 pursuant to a private placement of our securities.  We entered into subscription agreements (the "Subscription Agreements") with seventy-seven accredited investors (the "Investors") pursuant to which we sold an aggregate of 101.9 Units (as defined herein) for a purchase price of $25,000 per Unit.  Pursuant to the Subscription Agreements, we issued to each Investor units (the "Units") consisting of (i) 357,143 shares of common stock, $0.001 par value per share (the “Common Stock” or “Shares”) of the Company and (ii) 535,714 warrants (each a “Warrant” and collectively the “Warrants”), each of which will entitle the holder to purchase one additional share of Common Stock for a period of five years (each a “Warrant Share” and collectively the “Warrant Shares”) at an exercise price of $0.08 per share.

The Nordic Put and Nordic Warrant were issued at a value of $0.14 per share and were issued with anti-dilution rights. The issuance of any securities at a value of less than $0.14 per share activates Nordic’s anti-dilution rights. The Secured 12% Note transaction included warrants with an exercise price of $0.09 per share, this activated Nordic’s anti-dilution rights as reflected in the table below under the caption “Before the Equity Pipe Transaction”.  Any issuances of any securities subsequent to the Secured 12% Note transaction at a value of less than $0.09 further activates Nordic’s anti-dilution rights.  The Equity Pipe transaction in March 2010 effectively included the sale of one share of common stock and a warrant to purchase 1.5 shares of common stock for a price of $0.07. The JV Agreement between Nordic and Manhattan governs the antidilution protection to Nordic.  Section 5.1 of that agreement state ”If shares of Common Stock or Common Stock Equivalents are issued or sold together with other stock or securities or other assets of MHA (Manhattan) for a consideration which covers both, the effective price per share shall be computed with regard to the portion of the consideration so received that may reasonably be determined in good faith by the Board of Directors, to be allocable to such Common Stock or Common Stock Equivalent.”  The good faith determination of the effective price per share was $0.07 for each share of common stock sold and a de minimus value to the warrants.  The Nordic Put and the Nordic Warrant are now valued at a price of $0.07 per share.  The following table shows the effect of Nordic’s anti-dilution rights.

	Shares Issuable Upon Exercise of Nordic's Put	Shares Issuable Upon Exercise of Nordic's Warrant	Total Shares Issuable Upon Exercise of Nordic's Put and Warrant
Before the Equity Pipe Transaction	55,555,556	11,111,111	66,666,667
Antidilution shares	15,873,015	3,174,603	19,047,618
After the Equity Pipe Transaction	71,428,571	14,285,714	85,714,285

In March 2010, we received correspondence from Nordic that questions how we calculated the anti-dilution shares, as shown above, and suggesting that we did not employ a good faith estimate.  We believe our determination was made in good faith and is appropriate.

All of the Investors represented that they were “accredited investors,” as that term is defined in Rule 501(a) of Regulation D under the Securities Act, and the sale of the Units was made in reliance on exemptions provided by Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

In connection with the closing of the private placement, we, the placement agent acting in connection with the private placement (the “Placement Agent”) and the Investors entered into a Registration Rights Agreement, dated as of March 2, 2010, and we agreed to file a registration statement to register the resale of the Shares, within 60 days of the final closing date and to cause the registration statement to be declared effective within 150 days (or 180 days upon review by the SEC).

We received net proceeds of approximately $2,158,000 after payment of an aggregate of $305,700 of commissions and expense allowance to the Placement Agent, and approximately $83,000 of other offering and related costs in connection with the private placement. In addition, we issued a warrant to purchase 3,639,289 shares of Common Stock at an exercise price of $0.08 per share to the Placement Agent as additional compensation for its services.

We did not use any form of advertising or general solicitation in connection with the sale of the Units. The Shares, the Warrants and the Warrant Shares are non-transferable in the absence of an effective registration statement under the Act, or an available exemption therefrom, and all certificates are imprinted with a restrictive legend to that effect.

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

Development Commitments

At present we have no development commitments.

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

In the U.S., we, through the Hedrin JV, are pursuing the development of Hedrin as a medical device.  In January 2009, the U.S. Food and Drug Administration (“FDA”) Center for Devices and Radiological Health (“CDRH”) notified Hedrin JV that Hedrin had been classified as a Class III medical device.  A Class III designation means that a Premarket Approval (“PMA”) Application will need to be obtained before Hedrin can be marketed in the U.S.  At a July 2009 meeting with the FDA, the FDA requested that the confirmatory clinical trials consist of two parallel studies of sixty patients each.  The confirmatory clinical trials are expected to commence in the second quarter of 2010.

To date, we have incurred $1,084,000 of project costs for the development of Hedrin.  None of these costs were incurred during the year ended December 31, 2009.  We do not expect to incur any future costs as the Hedrin JV is now responsible for all costs associated with Hedrin.

Topical GEL for Psoriasis

As a result of our merger with Tarpan Therapeutics in 2005, we held an exclusive, worldwide license to develop and commercialize Topical PTH (1-34) for the treatment of psoriasis.  Tarpan acquired the exclusive, worldwide rights pursuant to a 2004 license agreement with IGI, Inc (“IGI”).

In April 2006, we encountered a stability issue with the original topical PTH (1-34) product which utilized IGI’s Novosome® formulation technology.  In order to resolve that stability issue we created a new topical gel version of PTH (1-34).

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

To date, we have incurred $6,504,000 of project costs related to our development of Topical PTH (1-34).  These project costs have been incurred since April 1, 2005, the date of the Tarpan Therapeutics acquisition.  None of these costs were incurred during the year ended December 31, 2009.

Summary of Contractual Commitments

Leases

Rent expense for the years ended December 31, 2009 and 2008 was $88,363 and $139,636, respectively.  Future minimum rental payments subsequent to December 31, 2009 under an operating lease for the Company’s office facility, which expires on September 30, 2010, are as follows:

Years Ending December 31,	Commitment

2010	$36,000

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

Share-Based Compensation

We have stockholder-approved stock incentive plans for employees, directors, officers and consultants.  Prior to January 1, 2006, we accounted for the employee, director and officer plans using the intrinsic value method. Effective January 1, 2006, we adopted the share-based payment method for employee options using the modified prospective transition method. This new method of accounting for stock options eliminated the option to use the intrinsic value method and required us to expense the fair value of all employee options over the vesting period.  Under the modified prospective transition method, we recognized compensation cost for the years ended December 31, 2009 and 2008 which includes a) period compensation cost related to share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions; and b) period compensation cost related to share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the new accounting methodology. In accordance with the modified prospective method, we have not restated prior period results.

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

In June 2008, the FASB ratified a pronouncement which provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. This statement was effective for fiscal years beginning after December 15, 2008. The adoption of this statement had a significant impact on our financial statements (see Note 13 to our financial statements for the period ended December 31, 2009).

In April 2009, the FASB issued a pronouncement which provides guidance on determining when there has been a significant decrease in the volume and level of activity for an asset or liability, when a transaction is not orderly, and how that information must be incorporated into a fair value measurement. This pronouncement also requires expanded disclosures on valuation techniques and inputs and specifies the level of aggregation required for all quantitative disclosures.  The provisions of this pronouncement were effective for the quarter ending June 30, 2009. The adoption of this pronouncement did not have any impact on our financial statements.

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

In April 2009, the FASB issued several statements which require companies to disclose in interim financial statements the fair value of financial instruments. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. In addition, the companies are required to disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. This statement shall be applied prospectively and was effective for interim and annual periods ending after June 15, 2009. To the extent relevant, we adopted the disclosure requirements of this pronouncement for the quarter ended June 30, 2009.  The adoption of these statements did not have a material impact on our financial statements

In May 2009, the FASB issued a statement which sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement was effective for interim or annual periods ending after June 15, 2009, and we adopted the provisions of this statement for the quarter ended June 30, 2009. The adoption of this statement did not have a material impact on our financial statements.  We have evaluated all events or transactions that occurred after December 31, 2009 up through the date we issued these financial statements, and we have disclosed all events or transactions that have a material impact on our financial statements.

In August 2009, the FASB issued a new pronouncement to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. In particular, this pronouncement specifies that a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance. This statement is prospectively effective for financial statements issued for interim or annual periods ending after October 1, 2009. The adoption of this statement at December 31, 2009 did not impact the Company’s results of operations or financial condition.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Operating and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Operating and Financial Officer concluded that our disclosure controls and procedures were effective as of that date to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded , processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to the our management, including our Chief Operating and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)) during  the quarter ended December 31, 2009 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Our disclosure controls or internal controls over financial reporting were designed to provide only reasonable assurance that such disclosure controls or internal control over financial reporting will prevent all errors or all instances of fraud, even as the same are improved to address any deficiencies. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be only reasonable, not absolute assurance that any design will succeed in achieving its stated goals under all potential future conditions. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO Framework.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting is effective as of December 31, 2009.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report on internal control in this report.

ITEM 9B.  OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders at the offices of Lowenstein Sandler, 65 Livingston Avenue, Roseland, New Jersey 07068, on November 30, 2009.   The stockholders took the following actions:

(i)
The stockholders ratified the amendment of the Company’s Certificate of Incorporation to increase the authorized shares of the Company’s common stock from 300,000,000 to 500,000,000. .  The stockholders cast 56,236,296 votes for the amendment, 1,912,345 votes against the amendment and 80,219 votes abstained.

(ii)
The stockholders elected six directors to serve until the next Annual Meeting of Stockholders.  The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

Nominee	Votes for	Votes withheld
Douglas Abel	57,617,493	611,368
Neil Herskowitz	57,608,691	620,170
Malcolm Hoenlein	57,618,193	610,668
Timothy McInerney	57,544,966	683,895
Richard Steinhart	57,608,966	619,895
Michael Weiser	57,544,964	683,897

(iii)
The stockholders ratified the amendment of the Company’s 2003 Stock option Plan to increase the number of shares available for issuance thereunder from 10,400,000 to 15,000,000.  The stockholders cast 26,558,851 votes for the amendment, 841,975 votes against the amendment, 153,873 votes abstained and there were 30,674,162 broker non-votes.

(iv)
The stockholders ratified the appointment of J.H. Cohn LLP as our independent registered public accounting firm for fiscal 2009.  The stockholders cast 57,335,262 votes for the appointment, 262,914 votes against the appointment and 630,685 votes abstained.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

The name and age of each of our six directors as of March 23, 2009, his position with us, his principal occupation, and the period during which such person has served as a director of our company are set forth below.  All directors hold office until the next annual meeting of shareholders or until their respective successors are elected and qualified. We believe that each of our directors has professional experience in areas relevant to our strategy and operations. Each of the nominees holds or has held senior-level positions in complex business, government, or academic settings. We also believe each of our nominees has other attributes necessary to create an effective board: high personal and professional ethics, integrity and values; practical wisdom and judgment; an inquisitive and objective perspective; the willingness to engage management and each other in a constructive and collaborative fashion; the ability to devote significant time to serve on our board and its committees; and a commitment to representing the long-term interests of all our shareholders.

Name	Age	Position(s) Held	Director Since
Douglas Abel	48	Director, Chairman of the Board	2005
Neil Herskowitz	53	Director	2004
Michael McGuinness	56	Principal Operating and Financial Officer and Director	2010
Timothy McInerney	49	Director	2004
Malcolm Morville	64	Director	2010
David Shimko	49	Director	2010
Richard I. Steinhart	52	Director	2004

Douglas Abel was our President and Chief Executive Officer of our company from April 2005 through June 2009.  Mr. Abel current serves as General Manager for Onset Therapeutics LLC.  Mr. Abel was President and CEO of Tarpan Therapeutics, Inc., a privately-held biopharmaceutical company, from November 2004 until April 2005, when Tarpan was acquired by us. Prior to becoming President and CEO of Tarpan, Mr. Abel served as Vice President of the Dermatology Business Unit at Biogen Idec where he worked from August 2000 to November 2004. While at Biogen, he led more than 100 employees to support the launch of AMEVIVE®. Before that, Mr. Abel was at Allergan Pharmaceuticals from December 1987 to August of 2000, with his most recent position being Director of BOTOX® Marketing. Mr. Abel received his A.B. in chemistry from Lafayette College and an M.B.A. from Temple University.
Mr. Abel’s qualifications to serve as a director include his 4 years of experience as our Chief Executive Officer, his experience as the CEO of Tarpan, his experience as a vice president at Biogen Idec, his A.B. degree in chemistry and his MBA degree. Serving as the CEO of Manhattan and Tarpan has provided him with relevant perspective on the dynamics and challenges of small, specialty Pharma companies. While at Biogen Idec he has overseen the successful growth and evolution of a business unit.

Neil Herskowitz was appointed to our Board of Directors in July 2004. He has served as the Managing Member of ReGen Partners LLC, an investment fund located in New York, and as the President of its affiliate, Riverside Contracting LLC since June 1998. Mr. Herskowitz currently serves as a director of Innovive Pharmaceuticals (OTCBB: IVPH) a publicly traded pharmaceutical development company. He also serves on the board of directors of Starting Point Services for Children, a not-for-profit corporation, and of Vacation Village, a 220-unit development in Sullivan County, New York. Mr. Herskowitz received a B.B.A. in Finance from Bernard M. Baruch College in 1978
Mr. Herskowitz’s qualifications to serve as a director include his executive positions with ReGen Partners and Riverside Contracting and his service as a director of another publicly traded company, Innovive. Serving as an executive of two small companies, ReGen Partners and Riverside Contracting has provided him with relevant perspective on the dynamics and challenges of small companies. His service as a director for Innovive has provided him with relevant perspective on the dynamics and challenges of small, publicly traded life science companies.

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
Mr. McGuinness’ qualifications to serve as a director include his three plus years of service as our Chief Financial Officer and his service as the chief financial officer of Vyteris and his BBA degree in public accounting.  Serving as a chief financial officer of publicly traded companies for over eight years has provided him with relevant perspective on the dynamics and challenges of small, publicly traded life science companies.

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
Mr. McInerney’s qualifications to serve as a director include his executive positions with Rvierbank Capital and Paramount, his service as a director of another publicly traded company, ZIOPHARM, his service as a research analyst at Ladenburg Thalman and his B.S. degree in pharmacy. Serving as an executive of two financial firms that specialize in small cap companies, Riverbank Capital and Paramount, and serving on the board of directors for ZIOPHARM has provided him with relevant perspective on the dynamics and challenges of small, publicly traded companies.

Malcolm Morville, Ph.D., was appointed a director of our Company in March 2010.  Dr. Morville serves as President and CEO of Ariston, which as a result of the merger is a wholly-owned subsidiary of Manhattan.  Dr. Morville was appointed President and CEO of Ariston in December 2003 and served as a director of Ariston until the consummation of the merger between Ariston and Manhattan.  From 1970 to 1988, Dr. Morville was employed by Pfizer, both in the UK and US, in the discovery, development and marketing of many drugs and potential drugs for the treatment of neurology and central nervous system disorders, infectious, immunological, respiratory, cardiovascular and gastrointestinal diseases as well as diabetes and obesity. From 1988 to 1993, he held senior executive management positions at Immulogic Pharmaceuticals Corporation, a public biotechnology company. From 1993 to 2003, Dr. Morville was President and CEO and a director of Phytera, Inc., a private biotechnology corporation. He remains a director of Phytera. From 1993 to 2009, Dr. Morville was a director of Indevus Pharmaceuticals, Inc. (formerly Interneuron Pharmaceuticals, Inc.) a public biopharmaceutical company acquired Endo Pharmaceuticals Holdings, Inc. in March, 2009. Dr.  Morville received his B.Sc. and Ph.D. in biochemistry from the University of Manchester Institute of Science and Technology in the U.K.

Dr. Morville’s qualifications to serve as a director include his service as the CEO of Ariston, his service as the CEO of Phytera, his service as an executive with Immulogics, his service in the discovery, development and marketing functions for Pfizer and his Ph. D. in biochemistry.  Serving as an executive for Ariston, Phytera and Immulogics has provided Dr. Morville with relevant perspective on the dynamics and challenges of life science companies.  His service at Pfizer has provided Dr. Morville with relevant perspective on the dynamics and challenges of the development and marketing of pharmaceutical products

David Shimko, Ph.D., was appointed a director of our Company in March 2010.  Mr. Shimko served as a director of Ariston until the consummation of the merger between Ariston and Manhattan.  Mr. Shimko co-founded Risk Capital Management Partners LLC, an independent risk management consulting firm with a specialization in financial risk, and served as its President until it was acquired by Towers Perrin in June 2006.  Mr. Shimko provided transition services to Towers Perrin in connection with its acquisition of Risk Capital Management through December 2007.  Since the acquisition, Mr. Shimko has continued to act as an independent risk management consultant and has served as President of Winhall LLC.  Mr. Shimko received his Ph.D. in finance from Northwestern University.
Mr. Shimko’s qualifications to serve as a director include his service on the board of directors of Ariston, his serviced as an executive at Risk Capital and Winhall and his Ph.D. in economics. Serving as on the board of directors of Ariston and serving as an executive for Risk Capital and Winhall has provided Mr. Shimko with relevant perspective on the dynamics and challenges of small companies.  His Ph.D. in economics and his service as an executive with two companies provided Mr. Shimko with the relevant perspective on the dynamics and challenges of the audit committee of small, publicly traded companies.

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
Mr. Steeinhart’s qualifications to serve as a director include his service as Chief Financial Officer of Electro-Optical Sciences, as a director include his service principal of Forest Street Capital, as Chief Financial Officer of Emisphere Technologies, Inc., and his Certified Public Accounting license. Serving as a chief financial officer of two life science publicly traded companies, Electro-Optical and Emisphere, and serving as executive of a financial firm that specialize in small cap companies has provided Mr. Steinhart with relevant perspective on the dynamics and challenges of small, life science, publicly traded companies.  His service as a chief financial officer of two public companies and his Certified Public Accounting license provided Mr. Steinhart with the relevant perspective on the dynamics and challenges of the audit committee of small, publicly traded companies.

There are no family relationships among any of our executive officers, directors and key employees.

Independence of the Board of Directors

Our common stock has not been listed on a national securities exchange since we voluntarily de-listed our shares from the American Stock Exchange, or AMEX, effective March 26, 2008 and therefore, we are not subject to any corporate governance requirements regarding independence of board or committee members.  However, we have chosen the definition of independence contained in the AMEX rules  as a benchmark to evaluate the independence of its directors.  Under the AMEX listing standards, an "independent director" of a company means a person who is not an officer or employee of the company or its subsidiaries and who the board of directors has affirmatively determined does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  After review of all relevant transactions or relationships between each director, or any of his family members, and our company, our senior management and our independent registered public accounting firm, the Board has determined that all of our directors are independent directors within the meaning of the applicable AMEX listing standard, except for Mr. Abel, our former President and Chief Executive Officer, Mr. McGuinness, our Chief Operating and Financial Officer and Dr. Morville, President and CEO of Ariston, a wholly owned subsidiary of the Company.

There were no directors, officers or beneficial owners of more than 10% of any class of equity securities of the Company or any other person subject to section 16 of the Exchange Act that failed to file on a timely basis reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Board Committees

The Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The following table provides the current membership for each of the Board committees:

Name of Committee	Membership
Audit	Messrs. Herskowitz, Shimko and Steinhart (Chair)

Compensation	Messrs. Shimko, Steinhart and McInereny (Chair)

Nominating and Governance	Messrs. Herskowitz, McInerney and Abel (Chair)

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

Compensation Committee

The Compensation Committee of the Board of Directors oversees our compensation policies, plans and programs. The Compensation Committee reviews and approves corporate performance goals and objectives relevant to the compensation of our executive officers and other senior management; reviews and recommends to the Board the compensation and other terms of employment of our Chief Executive Officer and our other executive officers; administers our equity incentive and stock option plans; and makes recommendations to the Board concerning the issuance of awards pursuant to those plans. All current members of the Compensation Committee are independent (as independence is currently defined under applicable AMEX listing standards).  The Board of Directors has adopted a written charter of the Compensation Committee, a copy of which can be found on our company website at www.manhattanpharma.com.

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

Executive Officers

Set forth below are the names, ages and titles of all of our executive officers as of March 23, 2010.  All directors hold office until the next annual meeting of stockholders or until their respective successors are elected and qualified.

Name	Age	Position
Michael G. McGuinness	56	Chief Operating and Financial Officer & Secretary

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation of Executive Officers

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during our last completed fiscal year and (ii) the two most highly compensated executive officers, other than the principal executive officer, that served as an executive officer at the conclusion of the fiscal year ended December 31, 2009 and who received total compensation in excess of $100,000 during such fiscal year (collectively, the “named executives”).

								Nonqualified
							Non-Equity	Deferred
					Option		Incentive Plan	Compensation	All Other
Name and Principal Position		Year	Salary	Bonus	Awards		Compensation	Earnings	Compensation		Total
Douglas Abel	(1)	2009	$164,053	$0	$129,571	(3)	$0	$0	$30,896	(2)	$324,520
Chief Executive Officer and President		2008	$338,750	$0	$153,244	(3)	$0	$0	$34,000	(2)	$525,994

Michael McGuinness		2009	$277,500	$0	$145,576	(3)	$0	$0	$9,800	(4)	$432,876
Chief Operating and Financial Officer, Secretary		2008	$263,750	$0	$199,274	(3)	$0	$0	$9,000	(4)	$472,024

(1)	Mr. Abel’s employment with us ended effective June 15, 2009.
(2)
For 2009 represents consulting fees of $25,000 and a matching contributions by us pursuant to our company’s 401(k) retirement plan of $5,896.  For 2008 represents a payment in the amount of $25,000, which amount represents the approximate amount of additional expense incurred by Mr. Abel relating to his commuting between Boston and New York, without a tax “gross up”, and a matching contributions by us pursuant to our company’s 401(k) retirement plan of $9,000.

(3)
Represents the amount of share-based costs recognized by us during 2008 and 2007 under SFAS No. 123(R).   See Note 3 to our Financial Statements included in our annual reports for 2008 and 2007 on Form 10-K for the assumptions made in the valuation.

(4)	Represents matching contributions by us pursuant to our company’s 401(k) retirement plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the unexercised options held by each of our named executive officers as of December 31, 2009.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Michael McGuinness	220,000	0	$0.70	07/10/2016
	60,000	0	$1.35	07/10/2016
	213,334	106,666	$0.95	04/25/2017
	733,334	366,666	$0.17	03/25/2018
Douglas Abel	1,300,000	0	$0.17	03/25/2018

Employment Agreements

Michael G. McGuinness. Mr. McGuinness’ employment with us was governed by an employment agreement from July 7, 2006 to July 6, 2009. Mr. McGuinness has been working for the Company without an employment agreement since July 7, 2009 on the same terms and conditions that were set forth in the employment agreement that expired.  The agreement provided for an initial three-year term of employment ending July 2009, subject to additional one-year renewal periods upon the mutual agreement of the parties. Pursuant to the agreement, Mr. McGuinness was entitled to an annual base salary of $205,000 and an annual bonus, payable in the discretion of our Board, of up to 30 percent of his annual base salary. Mr. McGuinness was also entitled to certain other fringe benefits that are made available to our senior executives from time to time, including medical and dental insurance and participation in our 401(k) plan.  On November 19, 2008, at the first closing of our Secured 12% Notes private placement, we entered an amendment to the employment agreement, which provide for a reduction of up to one-third of the salary payable to Mr. McGuinness until we shall have received at least $2,500,000 of gross proceeds from the sale of the units or other sales of securities or from other revenue received by us in the operation of our business or any combination of the foregoing.

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

Mr. McGuinness’ employment agreement further provided that in the event we terminate his employment with us other than as a result of death, for “cause,” “disability” or upon a “change of control” (as those terms are defined in the agreement), then (1) Mr. McGuinness would continue receiving his base salary and fringe benefits for a period of six months following such termination, provided, that our obligation to pay such compensation shall be offset by any amounts received by Mr. McGuinness from subsequent employment during such 6-month period, and (2) the vesting of the stock options issued to Mr. McGuinness in accordance with the employment agreement will accelerate and be deemed vested as of the date of termination and will remain exercisable for a period of 90 days following such termination. In the event we terminate Mr. McGuinness’ employment during the term of the agreement upon a “change of control” and, if at the time of such termination, the aggregate value of our outstanding common stock is less than $80 million, then (i) Mr. McGuinness will continue receiving his base salary and fringe benefits for a period of six months following such termination and (ii) the portions of the stock options issued in accordance with the employment agreement that have vested as of the date of such termination or that are scheduled to vest in the calendar year of such termination will be deemed vested and will remain exercisable for a period of 90 days following such termination.

Douglas Abel. Mr. Abel’s employment with us was governed by an employment agreement from April 1, 2005 to June 15, 2009. Mr. Abel’s employment with the Company ended on June 15, 2009. The agreement provided for Mr. Abel’s agreement to serve as our President and Chief Executive Officer for (i) an annual base salary of $300,000, subject to a retroactive increase in the amount of $25,000 upon our completing a financing transaction of at least $5,000,000, (ii) a signing bonus in the amount of $200,000, which was payable in two installments during the first year of the agreement, (iii) a discretionary performance-based bonus in an amount equal to up to 50% of Mr. Abel’s base salary, and (iv) an option to purchase 2,923,900 shares of our common stock at $1.50 per share with three-year annual vesting, purchasable for a 10-year term. In accordance with the terms of his employment agreement and as a result of our private placement financing that we completed in August 2005, Mr. Abel’s salary was increased to $325,000 retroactive to April 1, 2005.   On November 19, 2008, at the first closing of our Secured 12% Notes private placement, we entered an amendment to the employment agreement, which provide for a reduction of up to one-third of the salary payable to Mr. Abel until we shall have received at least $2,500,000 of gross proceeds from the sale of the units or other sales of securities or from other revenue received by us in the operation of our business or any combination of the foregoing.

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

Due to our need to retain funds for the Company’s operations payment of cash fees to our directors were suspended for all periods subsequent to March 31, 2008.

The following table shows the compensation earned by each of our non-employee directors for the year ended December 31, 2009:

Name		Fees Earned or Paid in Cash	Option Awards (1)	All Other Compensation	Total
Neil Herskowitz	(3)	$-	$10,809	$-	$10,809
Malcolm Hoenlein	(2),(4)	$-	$10,809	$-	$10,809
Timothy McInerney	(5)	$-	$10,809	$-	$10,809
Richard Steinhart	(6)	$-	$10,809	$-	$10,809
Michael Weiser	(2),(7)	$-	$10,809	$-	$10,809

(1)
Represents the amount of share-based costs recognized by us during 2009 under SFAS No. 123(R).   See Note 3 to our Financial Statements included in our annual report for 2009 on Form 10-K for the assumptions made in the valuation.

(2)	Messrs. Hoenlein and Weiser resigned from the Board of Directors upon the consummation of the merger with Ariston Pharmaceuticals, Inc. on March 8, 2010.

(3)	As of March 27, 2009, Mr. Herskowitz had options to purchase an aggregate of 516,010 shares of our common stock.
(4)	As of March 27, 2009, Mr. Hoenlein had options to purchase an aggregate of 466,010 shares of our common stock.
(5)	As of March 27, 2009, Mr. McInerney had options to purchase an aggregate of 550,000 shares of our common stock.
(6)	As of March 27, 2009, Mr. Steinhart had options to purchase an aggregate of 516,010 shares of our common stock.
(7)	As of March 27, 2009, Mr. Weiser had options to purchase an aggregate of 480,000 shares of our common stock.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding ownership of shares of our common stock, as of March 23, 2010:
•      by each person known by us to be the beneficial owner of 5% or more
•      of our common stock;
•      by each of our directors and executive officers; and
•      by all of our directors and executive officers as a group.

Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock indicated.  For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, of any shares of our common stock over which he or she has or shares, directly or indirectly, voting or investment power or of which he or she has the right to acquire beneficial ownership at any time within 60 days. As used in this prospectus, "voting power" is the power to vote or direct the voting of shares and "investment power" includes the power to dispose or direct the disposition of shares.  Common stock beneficially owned and percentage ownership as of March 23, 2010 was based on 114,079,527 shares outstanding.  Unless otherwise indicated, the address of each beneficial owner is c/o Manhattan Pharmaceuticals, Inc., 48 Wall Street, New York, NY 10005.

Name of Beneficial Owners, Officers and Directors	Number of Shares Beneficially Owned (#)	Percentage Beneficially Owned (%)

Douglas Abel (1)	1,379,000	1.19%

Neil Herskowitz (2)	725,457	0.63%

Michael McGuinness (3)	2,734,000	2.34%

Timothy McInerney (4)	1,313,870	1.14%

Malcolm Morville	211,568	0.19%

David Shimko	42,313	0.04%

Richard Steinhart (5)	471,643	0.41%

All directors and officers as a group (6) (7 persons)	6,877,851	5.69%

Lester Lipschutz (7) 1650 Arch Street Philadelphia, PA 19103	8,943,362	7.27%

Lindsay Rosenwald (8) 787 Seventh Avenue New York, NY 10019	12,665,163	9.99%

Nordic Biotech Venture Fund II K/S (9) Ostergrade 5, DK-1100 Copenhagen K, Denmark	85,714,285	42.90%

(1)	Includes 1,300,000 shares issuable upon exercise of vested portions of options and 24,000 shares issuable upon exercise of warrants.
(2)
Includes 466,010 shares issuable upon exercise of vested portions of options, and 43,444 shares issuance upon exercise of warrants; 138,951 shares held by Riverside Contracting, LLC, a limited liability company of which Mr. Herskowitz is a member holding 50% ownership and 44,168 shares held by ReGen Capital II, LLC, a limited liability company of which Mr. Herskowitz is a member holding 50% ownership.

(3)	Includes 2,700,000 shares issuable upon the exercise of vested portions of options and 24,000 shares issuable upon exercise of warrants.
(4)	Includes 500,000 shares issuable upon exercise of vested portions of options; and 139,863 shares issuable upon exercise of warrants.
(5)	Includes 466,010 shares issuable upon exercise of vested portions of options.
(6)
Includes 5,432,020 shares issuable upon exercise of vested portions of options; 231,307 shares issuable upon the exercise of warrants; 138,951 shares held by Riverside Contracting, LLC, a limited liability company of which Mr. Herskowitz is a member holding 50% ownership and 44,168 shares held by ReGen Capital II, LLC, a limited liability company of which Mr. Herskowitz is a member holding 50% ownership.

(7)
Includes 8,943,362 shares of Common Stock held by separate trusts for the benefit of Dr. Rosenwald or his family with respect to which Mr. Lipschutz is either trustee or investment manager and in either case has investment and voting power. Mr. Lipschutz disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein, if any.   The foregoing information is derived from a Schedule 13G filed on behalf of the reporting person on August 1, 2007

(8)
Includes 6,920,516 shares held directly by Dr. Rosenwald, 5,699,283 shares issuable upon the exercise of warrants, 80 shares held by the Dr. Rosenwald's wife, over which Dr. Rosenwald may be deemed to have sole voting and dispositive power, although he disclaims beneficial ownership of such shares except with regard to his pecuniary interest therein, if any, 33 shares held by Dr. Rosenwald’s children, over which Dr. Rosenwald may be deemed to have sole voting and dispositive power, although he disclaims beneficial ownership of such shares except with regard to his pecuniary interest therein, if any, and 45,251 shares held by Paramount Biosciences LLC, of which Dr. Rosenwald is the sole member.  The foregoing information is derived from a Schedule 13G/A filed on behalf of the reporting person on February 3, 2009.

(9)
Includes 71,428,571 shares issuable upon exercise of Nordic's right to put all or a portion of Nordic Biotech Venture Fund II K/S' equity interest in H Pharmaceuticals K/S (formerly Hedrin Pharmaceuticals K/S), a Danish limited partnership, of which we and Nordic are partners and  14,285,714 shares issuable upon exercise of an outstanding warrant held by Nordic.  Florian Schonharting and Christian Hansen have voting and investment control over such securities.

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

As per the limited Partnership Agreement between the Company and Nordic (the “LPA”) in the event that a limited partner in the Hedrin JV (a “Limited Partner”) determines, in its reasonable goods faith discretion, that the Hedrin JV requires additional capital for the proper conduct of its business that Limited Partner shall provide each Limited Partner with a written request for contribution of such Limited Partner’s proportionate share, in accordance to the then respective equity ownership in the Hedrin JV, of such requested additional capital amount.

As per the terms of the LPA if a Limited partner declines to so contribute, elects to contribute but thereafter fails to do so timely, or elects to contribute and timely does contribute some, but not all of, its proportionate share of the requested additional capital amount, the other Limited Partner shall have the option to contribute the remaining balance of such requested additional capital amount.

As per the terms of the LPA the General Partner shall determine the fair market value of the shares for purposes of determining how to allocate the number of shares of the Hedrin JV to be issued in consideration for the contribution of capital.  If the general Partner is unable to determine the fair market value of the shares, the fair market value for the shares shall be determined in good faith by the contributing Limited Partner if such amount is equal to or greater than the most recent valuation of such Hedrin JV shares.

On December 31, 2009 Nordic Biotech Venture Fund II (“Nordic”) delivered a written notice to the Company for a $1,000,000 capital increase to the Hedrin JV.  In January 2010 Nordic made its capital contribution to the Hedrin JV of $500,000.  The Company did not have sufficient funds to make such a capital contribution within the required time prescribed in the LPA.

The General Partner was unable to determine the fair market value of the shares.  The contributing Limited Partner, Nordic, determined in good faith that the fair market value of the shares is equal to the most recent valuation.  The most recent valuation was the February 2009 investment of $1,500,000 into the Hedrin JV by Nordic at $5,000 per share.  As a result of Nordic’s investing an additional $500,000 in the Hedrin JV the ownership percentages of the Hedrin JV have changed from 50% to Nordic and 50% for the Company to 52.38% to Nordic and 47.62% for the Company.  In the event that Nordic exercises its option to invest the remaining $500,000 of the $1,000,000 capital increase then the ownership percentage shall change to 54.55% for Nordic and 45.45% for the Company.

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

Issuance of Common Shares and Warrants

On March 2, 2010, the Company raised aggregate gross proceeds of approximately $2,547,500 pursuant to a private placement of its securities.  The Company entered into subscription agreements (the "Subscription Agreements") with seventy-seven accredited investors (the "Investors") pursuant to which the Company sold an aggregate of 101.9 Units (as defined herein) for a purchase price of $25,000 per Unit.  Pursuant to the Subscription Agreements, the Company issued to each Investor units (the "Units") consisting of (i) 357,143 shares of common stock, $0.001 par value per share (the “Common Stock” or “Shares”) of the Company and (ii) 535,714 warrants (each a “Warrant” and collectively the “Warrants”), each of which will entitle the holder to purchase one additional share of Common Stock for a period of five years (each a “Warrant Share” and collectively the “Warrant Shares”) at an exercise price of $0.08 per share.  Dr. Lindsay Rosenwald, a more than 5% beneficial owner of Manhattan common stock, purchased 10 units for $250,000.

Director Independence

For information on director independence, please see Item 10 above under the caption “Independence of the Board of Directors”.

ITEM 14.  PRINCIPAL ACCOUNTANTING FEES AND SERVICES.

Fees Billed to the Company by Its Independent Auditors

The following is a summary of the fees billed to us by J.H. Cohn LLP, our independent registered public accounting firm for professional services rendered for fiscal years ended December 31, 2009 and 2008:

	J.H. Cohn LLP
Fee Category	Fiscal 2009 Fees	Fiscal 2008 Fees
Audit Fees	$65,797	$149,818
Audit-Related Fees (1)	35,504	29,403
Tax Fees (2)	12,250	12,500
All Other Fees (3)	-	-
Total Fees	$113,551	$191,721

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

2.3
Agreement and Plan of Merger among the Registrant, Ariston Pharmaceuticals, Inc., and Ariston Merger Corp. dated March 8, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8_K filed March 12, 2010.

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

4.7	Form of Warrant issued to Noteholders on September 11, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 15, 2008)

4.8	Form of Warrant issued to Noteholders on November 19, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on November 25, 2008)

4.9	Form of Warrant issued to investors in March 2010 private placement

4.10	Form of Warrant issued to placement agent in March 2010 private placement

10.1	1995 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-QSB for the quarter ended September 30, 1996).

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

10.34	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on November 25, 2008)

10.35	Form of Subscription Agreement by and among Manhattan Pharmaceuticals, Inc., the Placement Agent and certain investors listed therein in connection with the March 2010 private placement

10.36	Placement Agency Agreement dated December 28, 2009 by and between National Securities Corporation and Manhattan Pharmaceuticals, Inc. in connection with the March 2010 private placement

10.37
Registration Rights Agreement dated March 2, 2010 by and among Manhattan Pharmaceuticals, Inc., the Placement Agent and certain investors listed therein in connection with the March 2010 private placement

23.1	Consent of J.H. Cohn LLP

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________________
++	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2010.

Manhattan Pharmaceuticals, Inc.

By:	/s/ Michael McGuinness
Michael McGuinness
Chief Operating and Financial Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Manhattan Pharmaceuticals, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. McGuinness	Secretary and Chief Operating and	March 31, 2010
Michael G. McGuinness	Financial Officer, and Director (principal
executive, accounting and financial officer)

/s/ Douglas Abel	Director and Chairman	March 31, 2010
Douglas Abel

/s/ Neil Herskowitz	Director	March 31, 2010
Neil Herskowitz

/s/ Timothy McInerney	Director	March 31, 2010
Timothy McInerney

/s/ Malcolm Morville	Director	March 31, 2010
Malcolm Morville

/s/ David Shimko	Director	March 31, 2010
David Shimko

/s/ Richard Steinhart	Director	March 31, 2010
Richard Steinhart

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2009 and 2008	F-3

Statements of Operations for the Years Ended December 31, 2009 and 2008 and the cumulative period from August 6, 2001 (inception) to December 31, 2009	F-4

Statements of Stockholders’ Equity (Deficiency) for the Years Ended December 31, 2009 and 2008 and the cumulative period from August 6, 2001 (inception) to December 31, 2009	F-5

Statements of Cash Flows for the Years Ended December 31, 2009 and 2008 and the cumulative period from August 6, 2001 (inception) to December 31, 2009	F-7

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Manhattan Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Manhattan Pharmaceuticals, Inc. (a development stage company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended and for the period from August 6, 2001 (date of inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manhattan Pharmaceuticals, Inc. as of December 31, 2009 and 2008, and its results of operations and cash flows for the years then ended and for the period from August 6, 2001 (date of inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the financial statements, the Company adopted new accounting guidance for whether an equity linked financial instrument is indexed to its own stock.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses and negative cash flows from operating activities from its inception through December 31, 2009 and has an accumulated deficit and negative working capital as of December 31, 2009. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ J.H. Cohn LLP

Roseland, New Jersey
March 31, 2010

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$17,996	$106,023
Restricted cash	-	730,499
Secured 12% notes payable issue costs, current portion	158,552	-
Other current assets	87,177	37,718
Total current assets	263,725	874,240

Property and equipment, net	3,541	9,072
Secured 12% notes payable issue costs	42,420	330,756
Convertible 12% note payable issue costs	34,606	-
Other assets	21,370	34,895
Total assets	$365,662	$1,248,963

Liabilities and Stockholders' Deficiency

Current Liabilities:
Secured 10% notes payable	$-	$70,000
8% note payable	27,000	-
Secured 12% notes payable, current portion, net	1,247,062	-
Accounts payable	215,400	542,296
Interest payable on secured 12% notes, current portion	182,193	-
Accrued expenses	75,775	874,072
Derivative liability	784,777	-

Total current liabilities	2,532,207	1,486,368

Secured 12% notes payable, net	384,473	1,174,107
Interest payable on secured 12% notes payable	46,381	15,237
Convertible 12% note payable, net	17,808	-
Interest payable on convertible 12% note	8,667	-
Non-interest bearing note payable, net	211,900	-
Exchange obligation	3,949,176	2,949,176
Total liabilities	7,150,612	5,624,888

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value. Authorized 1,500,000 shares; no shares issued and outstanding at December 31, 2009 and 2008	-	-
Common stock, $.001 par value. Authorized 500,000,000 shares; 70,624,232 shares issued and outstanding at December 31, 2009 and 2008	70,624	70,624
Additional paid-in capital	55,077,861	54,821,379
Deficit accumulated during the development stage	(61,933,435)	(59,267,928)

Total stockholders’ deficiency	(6,784,950)	(4,375,925)

Total liabilities and stockholders' deficiency	$365,662	$1,248,963

See accompanying notes to financial statements.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statements of Operations

	Years ended December 31,		Cumulative period from August 6, 2001 (inception) to December 31,
	2009	2008	2009
Revenue	$-	$-	$-

Costs and expenses:
Research and development	40,376	1,802,793	28,332,211
General and administrative	1,731,182	2,609,910	18,193,455
In-process research and development charge	-	-	11,887,807
Impairment of intangible assets	-	-	1,248,230
Loss on disposition of intangible assets	-	-	1,213,878

Total operating expenses	1,771,558	4,412,703	60,875,581

Operating loss	(1,771,558)	(4,412,703)	(60,875,581)

Other (income) expense:
Equity in losses of Hedrin JV	500,000	250,000	750,000
Interest and other income	(586,697)	(458,634)	(1,867,229)
Change in fair value of derivative	560,065	-	430,070
Interest and amortization expense	548,359	64,790	641,400
Realized gain on sale of marketable equity securities	-	-	(76,032)

Total other (income) expense	1,021,727	(143,844)	(121,791)

Net loss	(2,793,285)	(4,268,859)	(60,753,790)

Preferred stock dividends (including imputed amounts)	-	-	(1,179,645)

Net loss applicable to common shares	$(2,793,285)	$(4,268,859)	$(61,933,435)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.06)

Weighted average shares of common stock outstanding:
Basic and diluted	70,624,232	70,624,232

See accompanying notes to financial statements.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)

	Common stock shares	Common stock amount	Additional paid-in capital	Deficit accumulated during development stage	Other	Total stockholders’ equity (deficiency)
Stock issued at $0.0004 per share for subscription receivable	10,167,741	$10,168	$(6,168)	$-	$(4,000)	$-
Net loss	-	-	-	(56,796)	-	(56,796)
Balance at December 31, 2001	10,167,741	10,168	(6,168)	(56,796)	(4,000)	(56,796)

Proceeds from subscription receivable	-	-	-	-	4,000	4,000
Stock issued at $0.0004 per share for license rights	2,541,935	2,542	(1,542)	-		1,000
Stock options issued for consulting services	-	-	60,589	-	(60,589)	-
Amortization of unearned consulting services	-	-	-	-	22,721	22,721
Common stock issued at $0.63 per share, net of expenses	3,043,332	3,043	1,701,275	-	-	1,704,318
Net loss	-	-		(1,037,320)		(1,037,320)
Balance at December 31, 2002	15,753,008	15,753	1,754,154	(1,094,116)	(37,868)	637,923

Common stock issued at $0.63 per share, net of expenses	1,321,806	1,322	742,369	-		743,691
Effect of reverse acquisition	6,287,582	6,287	2,329,954	-		2,336,241
Amortization of unearned consulting costs	-	-	-	-	37,868	37,868
Unrealized loss on short-term investments	-	-	-	-	(7,760)	(7,760)
Payment for fractional shares for stock combination	-	-	(300)	-		(300)
Preferred stock issued at $10 per share, net of expenses	-	-	9,045,176	-	1,000	9,046,176
Imputed preferred stock dividend			418,182	(418,182)		-
Net loss	-	-	-	(5,960,907)		(5,960,907)
Balance at December 31, 2003	23,362,396	23,362	14,289,535	(7,473,205)	(6,760)	6,832,932
						-
Exercise of stock options	27,600	27	30,073	-		30,100
Common stock issued at $1.10, net of expenses	3,368,952	3,369	3,358,349	-		3,361,718
Preferred stock dividend accrued	-	-	-	(585,799)		(585,799)
Preferred stock dividends paid by issuance of shares	-	-	281,073	-	25	281,098
Conversion of preferred stock to common stock at $1.10 per share	1,550,239	1,551	(1,380)	-	(171)	-
Warrants issued for consulting services	-	-	125,558	-	(120,968)	4,590
Amortization of unearned consulting costs	-	-	-	-	100,800	100,800
Unrealized gain on short-term investments and reversal of unrealized loss on short-term investments	-	-	-	-	20,997	20,997
Net loss	-	-	-	(5,896,031)	-	(5,896,031)
Balance at December 31, 2004	28,309,187	28,309	18,083,208	(13,955,035)	(6,077)	4,150,405

Common stock issued at $1.11 and $1.15, net of expenses	11,917,680	$11,918	$12,238,291	$-		$12,250,209
Common stock issued to vendor at $1.11 per share in satisfaction of accounts payable	675,675	676	749,324	-		750,000
Exercise of stock options	32,400	33	32,367	-		32,400
Exercise of warrants	279,845	279	68,212	-		68,491
Preferred stock dividend accrued	-	-	-	(175,663)		(175,663)
Preferred stock dividends paid by issuance of shares	-	-	477,736	—	42	477,778
Conversion of preferred stock to common stock at $1.10 per share	8,146,858	8,147	(7,251)	-	(896)	-
Share-based compensation	-	-	66,971	-	20,168	87,139
Reversal of unrealized gain on short-term investments	-	-	-	-	(12,250)	(12,250)
Stock issued in connection with acquisition of Tarpan Therapeutics, Inc.	10,731,052	10,731	11,042,253	-		11,052,984
Net loss	-	-	-	(19,140,997)		(19,140,997)
Balance at December 31, 2005	60,092,697	60,093	42,751,111	(33,271,695)	987	9,540,496

Cashless exercise of warrants	27,341	27	(27)	-		-
Share-based compensation	-	-	1,675,499	-		1,675,499
Unrealized loss on short-term investments	-	-	-	-	(987)	(987)
Costs associated with private placement	-	-	(15,257)	-		(15,257)
Net loss	-	-	-	(9,695,123)		(9,695,123)
Balance at December 31, 2006	60,120,038	60,120	44,411,326	(42,966,818)	-	1,504,628

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)

	Common stock shares	Common stock amount	Additional paid- in capital	Deficit accumulated during development stage	Other	Total stockholders’ equity (deficiency)
Common stock issued at $0.84 and $0.90 per shares, net of expenses	10,185,502	$10,186	$7,841,999	$-	$-	$7,852,185
Common stock issued to directors at $0.72 per share in satisfaction of accounts payable	27,776	28	19,972	-	-	20,000
Common stock issued to in connection with in-licensing agreement at $0.90 per share	125,000	125	112,375	-	-	112,500
Common stock issued to in connection with in-licensing agreement at $0.80 per share	150,000	150	119,850	-	-	120,000
Exercise of warrants	10,327	15	7,219	-	-	7,234
Cashless exercise of warrants	5,589	-	(6)	-	-	(6)
Share-based compensation	-	-	1,440,956	-	-	1,440,956
Warrants issued for consulting	-	-	83,670	-	-	83,670
Net loss	-	-	-	(12,032,252)		(12,032,252)
Balance at December 31, 2007	70,624,232	70,624	54,037,361	(54,999,070)	-	(891,085)

Sale of warrant	-	-	150,000	-	-	150,000
Share-based compensation	-	-	463,890	-	-	463,890
Warrants issued with secured 12% notes	-	-	170,128	-	-	170,128
Net loss	-	-	-	(4,268,858)	-	(4,268,858)
Balance at December 31, 2008	70,624,232	70,624	54,821,379	(59,267,928)	-	(4,375,925)

Cumulative effect of a change in accounting principle	-	-	(150,000)	127,778	-	(22,222)
Balance at January 1, 2009, as adjusted	70,624,232	70,624	54,671,379	(59,140,150)	-	(4,398,147)

Share-based compensation	-	-	353,438	-	-	353,438
Warrants issued with secured 12% notes	-	-	46,125	-	-	46,125
Warrant issued to placement agent - secured 12% notes	-	-	6,919	-	-	6,919
Net loss	-	-	-	(2,793,285)	-	(2,793,285)
Balance at December 31, 2009	70,624,232	$70,624	$55,077,861	$(61,933,435)	$-	$(6,784,950)

See accompanying notes to financial statements.

MANHATTAN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statements of Cash Flows

	Years Ended,		Cumulative period from August 6, 2001 (inception) to December 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(2,793,285)	$(4,268,858)	$(60,753,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses of Hedrin JV	500,000	250,000	750,000
Share-based compensation	353,438	463,890	4,182,311
Interest and amortization of OID and issue costs on Secured 12% Notes	543,182	38,574	583,973
Change in fair value of derivative	560,065	-	430,070
Shares issued in connection with in-licensing agreement	-	-	232,500
Warrants issued to consultant	-	-	83,670
Amortization of intangible assets	-	-	145,162
Gain on sale of marketable equity securities	-	-	(76,032)
Depreciation	5,531	26,106	227,462
Non cash portion of in-process research and development charge	-	-	11,721,623
Loss on impairment and disposition of intangible assets	-	-	2,462,108
Other	-	18,327	23,917
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in restricted cash	730,499	(730,499)	-
Decrease in prepaid expenses and other current assets	(49,460)	178,134	(28,934)
Decrease (increase) in other assets	13,525	35,611	(36,370)
Increase (decrease) in accounts payable	(326,896)	(737,189)	635,613
Increase (decrease) in accrued expenses	(586,398)	281,895	(252,647)
Net cash used in operating activities	(1,049,799)	(4,444,009)	(39,669,364)
Cash flows from investing activities:
Purchase of property and equipment	-	(8,973)	(239,608)
Cash paid in connection with acquisitions	-	-	(26,031)
Net cash provided from the purchase and sale of short-term investments	-	-	435,938
Proceeds from sale of license	-	-	200,001
Net cash (used in) provided by investing activities	-	(8,973)	370,300
Cash flows from financing activities:
Proceeds from the Hedrin JV agreement	500,000	2,699,176	3,199,176
Sale of warrant	-	150,000	150,000
Proceeds from sale of (repayment of) Secured 10% Notes	(70,000)	70,000	-
Proceeds from sale of Secured 12% Notes	340,270	990,143	1,345,413
Proceeds from sale of 8% Note	27,000	-	27,000
Proceeds from sale of Convertible 12% Notes	164,502	-	164,502
Repayments of notes payable to stockholders	-	-	(884,902)
Proceeds (costs) related to sale of common stock, net	-	-	25,896,262
Proceeds from sale of preferred stock, net	-	-	9,046,176
Proceeds from exercise of warrants and stock options	-	-	138,219
Other, net	-	-	235,214
Net cash provided by financing activities	961,772	3,909,319	39,317,060
Net (decrease) increase in cash and cash equivalents	(88,027)	(543,663)	17,996
Cash and cash equivalents at beginning of period	106,023	649,686	-
Cash and cash equivalents at end of period	$17,996	$106,023	$17,996

Supplemental disclosure of cash flow information:
Interest paid	$5,397	$475	$31,430
Supplemental disclosure of noncash investing and financing activities:
Investment in Hedrin JV	$500,000	$250,000	$250,000
Warrants issued with Secured 12% Notes	53,044	170,128	223,172
Warrants issued with 12% Notes	27,390	-	27,390
Note issued to settle accrued expenses	211,900	-	211,900
Common stock issued in satisfaction of accounts payable	-	-	770,000
Imputed and accrued preferred stock dividend	-	-	1,179,645
Conversion of preferred stock to common stock	-	-	1,067
Preferred stock dividends paid by issuance of shares	-	-	759,134
Issuance of common stock for acquisitions	-	-	13,389,226
Issuance of common stock in connection with in-licensing agreement	-	-	232,500
Marketable equity securities received in connection with sale of license	-	-	359,907
Warrants issued to consultant	-	-	83,670
Net liabilities assumed over assets acquired in business combination	-	-	(675,416)
Cashless exercise of warrants	-	-	33

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

The Company is a biopharmaceutical company focused on developing and commercializing innovative pharmaceutical therapies for underserved patient populations.  The Company acquires rights to these technologies by licensing or otherwise acquiring an ownership interest, funding their research and development and eventually either bringing the technologies to market or out-licensing.  We currently have two product candidates in development:  Hedrin™, a novel, non-insecticide treatment of pediculitis (head lice) which is being developed by the Hedrin JV (see note 6) and a topical product for the treatment of psoriasis.  During 2009, the Company discontinued development of PTH (1-34), Altoderm and Altolyn.

Acquisition of Tarpan Therapeutics, Inc.

In April 2005, the Company merged with Tarpan Therapeutics, Inc., a Delaware corporation (“Tarpan”), and Tarpan Acquisition Corp., a Delaware corporation. The acquisition of Tarpan has been accounted for by the Company under the purchase method of accounting.  Under the purchase method, assets acquired and liabilities assumed by the Company are recorded at their estimated fair values and the results of operations of the acquired company are consolidated with those of the Company from the date of acquisition.  The excess purchase price paid by the Company to acquire the net assets of Tarpan was allocated to acquired in-process research and development totaling $11,887,807.  As required by the purchase method of accounting, the Company recorded a charge in its consolidated statement of operations for the year ended December 31, 2005 for the in-process research and development.

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

(2)          Liquidity and Basis of Presentation

Liquidity

The Company incurred a net loss of $2,793,285 and negative cash flows from operating activities of $1,049,799 for the year ended December 31, 2009 and a net loss of $4,268,858 and negative cash flows from operating activities of $4,444,009 for the year ended December 31, 2008.  The net loss applicable to common shares from date of inception, August 6, 2001, to December 31, 2009 amounts to $61,933,435.

The Company received approximately $1.8 million in February 2008 and approximately $0.9 million in June 2008 from a joint venture agreement.  This joint venture agreement is more fully described in Note 8.  The Company also received $70,000 in Secured 10% Notes in September 2008 which was repaid in full in February 2009. The Company received $1.0 million in November and December 2008 from the sale of Secured 12% Notes.

The Company received approximately $0.3 million in February 2009 from the final closing of the sale of Secured 12% Notes, approximately $0.5 million in February 2009 from a joint venture agreement, approximately $0.2 million from the sale of a Convertible 12% Note and approximately $27,000 from Ariston Pharmaceuticals, Inc. in exchange for a note in December 2009.  In addition, the Company issued a $0.2 million non-interest bearing note in connection with the Swiss Pharma Settlement. These notes are more fully described in Notes 9, 10, 11 and 12.

Management believes that the Company will continue to incur net losses through at least December 31, 2010 and for the foreseeable future thereafter.  Based on the resources of the Company available at December 31, 2009 and the net proceeds of $2.2 received in March 2010 from the sale of common stock and warrants, management believes that the Company has sufficient capital to fund its operations through 2010.  Management believes that the Company will need additional equity or debt financing or will need to generate positive cash flow from a joint venture agreement (see Note 6) or generate revenues through licensing of its products or entering into strategic alliances to be able to sustain its operations into 2010.  Furthermore, we will need additional financing thereafter to complete development and commercialization of our products.  There can be no assurances that we can successfully complete development and commercialization of our products.

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

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

(3)          Summary of Significant Accounting Policies

Basis of Presentation

The Company has not generated any revenue from its operations and, accordingly, the financial statements have been prepared in accordance with the provisions of accounting and reporting for Development Stage Enterprises.

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

The Company often contracts with third parties to facilitate, coordinate and perform agreed-upon research and development of a new drug.  To ensure that research and development costs are expensed as incurred, the Company records monthly accruals for clinical trials and preclinical testing costs based on the work performed under the contracts.

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

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Computation of Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect because the Company incurred a net loss during each period presented.  The amounts of potentially dilutive securities excluded from the calculation were 99,159,628 and 80,068,144 shares at December 31, 2009 and 2008, respectively.  These amounts do not include the 55,555,555 shares issuable upon the exercise of the put or call rights issued in connection with the Hedrin JV (see Note 6) which were subject to anti-dilution rights upon the issuance of warrants with the Secured 12% Notes (see Note 8).

Share-Based Compensation

The Company has stockholder-approved stock incentive plans for employees, directors, officers and consultants.  Prior to January 1, 2006, the Company accounted for the employee, director and officer plans using the intrinsic value method. Effective January 1, 2006, the Company adopted the share-based payment method for employee options using the modified prospective transition method. This new method of accounting for stock options eliminated the option to use the intrinsic value method and required the Company to expense the fair value of all employee options over the vesting period.  Under the modified prospective transition method, the Company recognized compensation cost for the years ended December 31, 2009 and 2008 which includes a) period compensation cost related to share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions; and b) period compensation cost related to share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the new accounting methodology. In accordance with the modified prospective method, the Company has not restated prior period results.

The Company recognizes compensation expense related to stock option grants on a straight-line basis over the vesting period.  For the years ended December 31, 2009 and 2008, the Company recognized share-based employee compensation cost of $353,438 and $463,890, respectively.  The Company did not capitalize any share-based compensation cost.

Options granted to consultants and other non-employees are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is amortized to consulting expense over the related vesting period.  As a result of adjusting consultant and other non-employee options to fair value as of December 31, 2009 and 2008, respectively, net of amortization, the Company recognized an increase to general and administrative and research and development expenses of $1,725 for the year ended December 31, 2009 and an increase to general and administrative and research and development expenses of $1,579 for the year ended December 31, 2008.  The Company has allocated share-based compensation costs to general and administrative and research and development expenses as follows:

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

	2009	2008
General and administrative expense:
Share-based employee compensation cost	$351,713	$341,706
Share-based consultant and non-employee cost	172	158
	351,885	341,864
Research and development expense
Share-based employee compensation cost	-	120,605
Share-based consultant and non-employee cost	1,553	1,421
	1,553	122,026
Total share-based compensation	$353,438	$463,890

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

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges in 2009 and 2008:

	2009	2008

Expected volatility	94%	92.0%

Dividend yield	-	-

Expected term (in years)	6.5	5 - 10

Risk-free interest rate	2.63	2.81

The Company has shareholder-approved incentive stock option plans for employees under which it has granted non-qualified and incentive stock options.  In December 2003, the Company established the 2003 Stock Option Plan (the “2003 Plan”), which provided for the granting of up to 5,400,000 options to officers, directors, employees and consultants for the purchase of stock.  In August 2005, the Company increased the number of shares of common stock reserved for issuance under the 2003 Plan by 2,000,000 shares.  In May 2007, the Company increased the number of shares of common stock reserved for issuance under the 2003 Plan by 3,000,000 shares.  At December 31, 2009, 10,400,000 shares were authorized for issuance.  The options have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally 3 years) and are issued at an exercise price equal to or greater than the fair market value of the shares at the date of grant.  The 2003 Plan expires on December 10, 2013 or when all options have been granted, whichever is sooner. At December 31, 2009, options to purchase 6,322,696 shares were outstanding, 27,776 shares of common stock were issued and there were 4,049,528 shares reserved for future grants under the 2003 Plan.

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

In July 1995, the Company established the 1995 Stock Option Plan (the “1995 Plan”), which provided for the granting of options to purchase up to 130,000 shares of the Company’s common stock to officers, directors, employees and consultants.  The 1995 Plan was amended several times to increase the number of shares reserved for stock option grants.  In June 2005 the 1995 Plan expired and no further options can be granted.   At December 31, 2009, options to purchase 1,137,240 shares were outstanding and no shares were reserved for future stock option grants under the 1995 Plan.

Financial Instruments

At December 31, 2009 and 2008, the fair values of cash and cash equivalents, accounts payable and the secured 12% notes payable approximate their carrying values.  At December 31, 2009 the fair value of the convertible 12% note does not approximate its carrying value as a portion of the fair value is reflected as a component of derivative liability.

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
NOTES TO FINANCIAL STATEMENTS

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

In June 2008, the FASB ratified a pronouncement which provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. This statement was effective for fiscal years beginning after December 15, 2008. The adoption of this statement had a significant impact on the Company’s financial statements (see Note 13 to our financial statements for the period ended December 31, 2009).

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

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

In April 2009, the FASB issued several statements which require companies to disclose in interim financial statements the fair value of financial instruments. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. In addition, the companies are required to disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. This statement shall be applied prospectively and was effective for interim and annual periods ending after June 15, 2009. To the extent relevant, the Company adopted the disclosure requirements of this pronouncement for the quarter ended June 30, 2009.  The adoption of these statements did not have a material impact on the Company’s financial statements

In May 2009, the FASB issued a statement which sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement was effective for interim or annual periods ending after June 15, 2009, and the Company adopted the provisions of this statement for the quarter ended June 30, 2009. The adoption of this statement did not have a material impact on the Company’s financial statements.  The Company has evaluated all events or transactions that occurred after December 31, 2009 up through the date we issued these financial statements, and we have disclosed all events or transactions that have a material impact on the Company’s financial statements (see Note 18).

In August 2009, the FASB issued a new pronouncement to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. In particular, this pronouncement specifies that a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance. This statement is prospectively effective for financial statements issued for interim or annual periods ending after October 1, 2009. The adoption of this statement at December 31, 2009 did not impact the Company’s results of operations or financial condition.

(4)          Property and Equipment

Property and equipment consists of the following at December 31:

	2009	2008
Property and equipment	$35,905	$35,905
Less accumulated depreciation	(32,364)	(26,833)
Net property and equipment	$3,541	$9,072

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

2002

During 2002, the Company issued 2,541,935 shares of its common stock to Oleoyl-estrone Developments, S.L. (“OED”) in conjunction with a license agreement (the OED License Agreement”). We valued these shares at their then estimated fair value of $1,000.

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
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

2008

During 2008, the Company issued warrants to purchase 140,000 shares of its common stock to directors, officers and an employee in conjunction with the secured 10% notes (see Note 8).

During 2008, the Company issued a put for the issuance of 55.6 million shares of its common stock and a warrant to purchase 11.1 million shares of its common stock in conjunction with a joint venture transaction (see Notes 6 and 9).

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

During 2008, the Company issued warrants to purchase 50.4 million shares of its common stock to the investors and the placement agent in conjunction with the sale of the secured 12% notes (see Note 10).

2009

During 2009, the Company issued warrants to purchase 15.7 million shares of its common stock to the investors and the placement agent in conjunction with the sale of the secured 12% notes (see Note 9).

During 2009, the Company issued warrants to purchase 2.4 million shares of its common stock to the investors and the placement agent in conjunction with the sale of the convertible 12% notes (see Note 12).

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

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

In February 2009, the Company’s exchange obligation increased by $1,000,000 and the Company’s investment in the Hedrin JV increased by $500,000 as a result of the investment by Nordic of an additional $1.25 million into the Hedrin JV, the reclassification of the advance made by Nordic in June 2008 to the Hedrin JV of $250,000 into an equity interest and the payment of $500,000 by the Hedrin JV to the Company. At December 31, 2009, the Company’s exchange obligation is $3,949,176.

During the years ended December 31, 2009 and 2008, the Company recognized $500,000 and $250,000, respectively, of equity in the losses of the Hedrin JV.  This reduced the carrying value of its investment in the Hedrin JV to $0 at both December 31, 2009 and 2008.  As of December 31, 2009, the Company’s share of the losses is $553,688; equity in losses of Hedrin JV previously recognized was $250,000 leaving a $250,000 share of the cumulative losses of the Hedrin JV that was recognized by the Company at December 31, 2009, and a remaining balance of $53,688 of losses was not recognized at December 31, 2009.

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

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

The Hedrin JV has engaged the Company to provide management services to the Limited Partnership in exchange for a management fee.  For the years ended December 31, 2009 and 2008, the Company has recognized $333,845 and $446,806, respectively, of other income from management fees earned from the Hedrin JV which is included in the Company’s statements of operations for the years ended December 31, 2009 and 2008 as a component of interest and other income.

Nordic paid to the Company a non-refundable fee of $150,000 at the closing for the right to receive a warrant covering 11.1 million shares of the Company’s common stock, as adjusted due to the 12% Notes Transaction (Note 9) exercisable for $0.09 per share..  The warrant is issuable 90 days from closing, provided Nordic has not exercised all or a part of its put, as described below.  The Company issued the warrant to Nordic on April 30, 2008.  The per share exercise price of the warrant was initially based on the volume weighted average price of the Company’s common stock for the period prior to the signing of the Hedrin JV Agreement and has been subsequently adjusted due to the 12% Notes Transaction (see Note 9).  On March 2, 2010, pursuant to a private placement of its securities, the Company issued the Company’s common stock and warrants with an exercise price of $0.08 per share, further adjusting the Nordic warrant, (see note 18).

The Hedrin JV's Board consists of 4 members, 2 appointed by the Company and 2 appointed by Nordic.  Nordic has appointed one of the directors as chairman of the Board.  The chairman has certain tie breaking powers.

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

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

(9)	Secured 12% Notes Payable

On November 19, 2008, December 23, 2008 and February 3, 2009, the Company completed the first, second and final closings on a financing transaction (the “Secured 12% Notes Transaction”).  The Company sold $1,725,000 of 12% senior secured notes (the “Secured 12% Notes”) and issued warrants to the investors to purchase 57.5 million shares of the Company’s common stock at $0.09 per share.  The warrants expire on December 31, 2013.  Net proceeds of $1.4 million were realized from the three closings.  In addition, $78,000 of issuance costs were paid outside of the closings.   Per the terms of the 12% Notes Transaction the net proceeds were paid into a deposit account  (the “Deposit Account”) and are to be paid out to the Company in monthly installments of $113,300 retroactive to October 1, 2008 and a one-time payment of $200,000.  Per the terms of the 12% Notes Transaction the monthly installments are to be used exclusively to fund the current operating expenses of the Company and the one-time payment was to be used for trade payables incurred prior to October 1, 2008.  The Company received $876,700 of such monthly installments and the one time payment of $200,000 during the year ended December 31,  2009.  There was no remaining balance in the Deposit Account at December 31, 2009.

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

National Securities Corporation (“National”) was the placement agent for the 12% Notes Transaction.  National’s compensation for acting as placement agent is a cash fee of 10% of the gross proceeds received, a non-accountable expense allowance of 1.5% of the gross proceeds, reimbursement of certain expenses and a warrant to purchase such number of shares of the Company’s common stock equal to 15% of the shares underlying the warrants issued to the investors.  The Company paid National a total of $202,000 in placement agent fees, a non-accountable expense allowance and reimbursement of certain expenses, of which $47,000 was paid during the year ended December 31, 2009.  In addition, the Company issued warrants to purchase 8.6 million shares of the Company’s common stock at $0.09 per share.  These warrants were valued at $29,110 and are a component of Secured 12% notes payable issue costs.  The warrants expire on December 31, 2013.

The Secured 12% Notes mature two years after issuance.  Interest on the  Secured 12% Notes is compounded quarterly and payable at maturity.  At December 31, 2009 and 2008, accrued and unpaid interest on the Secured 12% Notes amounted to approximately $229,000 and $15,000,  and is reflected in the accompanying balance sheets at December 31, 2009 and 2008, respectively, as interest payable on secured 12% notes payable. The Secured 12% Notes are secured by a pledge of all of the Company’s assets except for its investment in the Hedrin JV.  In addition, to provide additional security for the Company’s obligations under the notes, the Company entered into a default agreement, which provides that upon an event of default under the notes, the Company shall, at the request of the holders of the notes, use reasonable commercial efforts to either (i) sell a part or all of the Company’s interests in the Hedrin joint venture or (ii) transfer all or part of the Company’s interest in the Hedrin JV to the holders of the notes, as necessary, in order to fulfill the Company’s obligations under the notes, to the extent required and to the extent permitted by the applicable Hedrin joint venture agreements.

In connection with the private placement, the Company, the placement agent and the investors entered into a registration rights agreement.  Pursuant to the registration rights agreement, we agreed to file a registration statement to register the resale of the shares of our common stock issuable upon exercise of the warrants issued to the investors in the private placement, within 20 days of the final closing date and to cause the registration statement to be declared effective within 90 days (or 120 days upon full review by the Securities and Exchange Commission). During the year ended December 31, 2009 we filed the registration statement, received a comment letter from the SEC and responded to the comment letter from the SEC.  The registration statement was declared effective on April 17, 2009.

The issuance to the investors of warrants to purchase shares of the Company’s common stock at $0.09 per share changes the number of shares represented by the Nordic Put and the number of shares and exercise price of the Nordic Warrant.  The Nordic Put and Nordic Warrant were issued at a value of $0.14 per share and were issued with anti-dilution rights. The issuance of any securities at a value of less than $0.14 per share activates Nordic’s anti-dilution rights.  As a result of this transaction the exercise price of the Nordic Put and the Nordic Warrant were reduced to a price of $0.09 per share.  The following table shows the effect of Nordic’s anti-dilution rights.

	Shares Issuable Upon Exercise of Nordic's Put	Shares Issuable Upon Exercise of Nordic's Warrant	Total Shares Issuable Upon Exercise of Nordic's Put and Warrant
Before the 12% Notes Transaction	35,714,287	7,142,857	42,857,144
Antidilution shares	19,841,269	3,968,254	23,809,523
After the 12% Notes Transaction	55,555,556	11,111,111	66,666,667

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

An equity transaction completed in March 2010 had a further anti-dilutive effect on the Nordic Put and Warrant (see Note 18).

The Company incurred a total of approximately $424,000 of costs in the issuance of the $1,725,000 of Secured 12% Notes sold in 2008 and  2009.  These costs were capitalized and are being amortized over the life of the Secured 12% Notes into interest expense.  During the years ended December 31, 2009 and 2008, the amount amortized into interest expense was approximately $206,000 and $16,000, respectively.  The remaining unamortized balance of approximately $201,000 and $331,000 is reflected in the accompanying balance sheets as of December 31, 2009 and 2008, respectively, as Secured 12% Notes payable issue costs.

The Company recognized an original issue discount (the “OID”) of approximately $194,000 on the issuance of the Secured 12% Notes sold for the value of the warrants issued to the investors.  The OID is being amortized over the life of the Secured 12% Notes into interest expense.  During the years ended December 31, 2009 and 2008 the amount amortized into interest expense was approximately $94,000 and $7,000, respectively.  The remaining unamortized balance of approximately $93,000 and $141,000 has been netted against the face amount of the Secured 12% Notes in the accompanying balance sheets as of December 31, 2009 and 2008, respectively.  As per the terms of the 12% Notes Transaction the Company’s officers agreed to certain modifications of their employment agreements.

(10)  8% Note Payable

On December 21, 2009, the Company entered into a Future Advance Promissory Note (the “8% Note”) with Ariston under which the Company may withdraw up to $67,000.  Principal and interest accrued at 8% shall be due and payable to Ariston on February 10, 2010.  As of December 31, 2009, the Company has withdrawn $27,000 from Ariston subject to the terms of the 8% Note, and is included in the accompanying balance sheet as of December 31, 2009, as a current liability, 8% note payable.

(11)  Non-interest Bearing Note Payable

On October 27, 2009, the Company entered into a Settlement Agreement and Mutual Release with Swiss Pharma Contract LTD (“Swiss Pharma”) pursuant to which the Company agreed to pay Swiss Pharma $200,000 and issue to Swiss Pharma an interest free promissory note in the principal amount of $250,000 in full satisfaction of the September 5, 2008 arbitration award. The amount of the Arbitration award was $683,027 at September 30, 2009 and was included as a component of accrued expenses.

In connection with the non-interest bearing note, the Company recognized an original issue discount (“OID”) of  $40,000 of imputed interest on the note, which is being amortized into interest expense on a straight line basis over the two-year term of the note.  For the year ended December 31, 2009, the Company amortized $1,900 of the OID into interest expense.  The remaining unamortized balance of $38,100 has been netted against the face amount of the non-interest bearing note payable in the accompanying balance sheets as of December 31, 2009.

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

(12)  Convertible 12% Note Payable

In conjunction with the Settlement Agreement and Mutual Release with Swiss Pharma described above, on October 28, 2009, the Company entered into a Subscription Agreement (the “Subscription Agreement”) pursuant to which it sold a 12% Original Issue Discount Senior Subordinated Convertible Debenture with a stated value of $400,000 (the “Convertible 12% Note”) and a warrant to purchase 2,222,222 shares of the Company’s common stock, par value $.001 per share  for a purchase price of $200,000.  The Convertible 12% Note is convertible into shares of Common Stock at an initial conversion price of $0.09 per share, subject to adjustment, or, in the event the Company issues new securities in connection with a financing, the Convertible 12% Note may be converted into such new securities at a conversion price equal to the purchase price paid by the purchasers of such new securities.  The Company may also, in its sole discretion, elect to pay interest due on the Convertible 12% Note quarterly in shares of the Company’s common stock provided such shares are subject to an effective registration statement.  The Convertible 12% Note is subordinated to the Company’s outstanding Secured 12% Notes.  The Warrant is exercisable at an exercise price of $0.11 per share, subject to adjustment.  Because the Convertible 12% Note and the Warrant are convertible into shares of the Company, subject to adjustment, the conversion feature is subject to Derivative Liability accounting (see Note 13).

National Securities Corporation (“National”) was the placement agent for the Convertible 12% Note transaction.  In connection with the issuance of the Securities, the Company issued warrants to purchase an aggregate of 222,222 shares of Common Stock at an exercise price of $0.11 per share, subject to adjustment, to the placement agent and certain of its designees.  Because the warrant is convertible into shares of the Company, subject to adjustment, the warrants are subject to Derivative Liability accounting (see Note 13). The warrants expire on October 28, 2014.

The Convertible 12% Notes mature two years after issuance.  Interest on the Convertible 12% Note is compounded quarterly and payable at maturity.  At December 31, 2009, accrued and unpaid interest on the Convertible 12% Note amounted to approximately $9,000,  and is reflected in the accompanying balance sheet at December 31, 2009 as interest payable on convertible 12% notes payable.

The Company incurred a total of approximately $38,000 of costs in the issuance of the Convertible 12% Note sold in 2009.  These costs were capitalized and are being amortized over the life of the  Convertible 12% Note into interest expense.  During the year ended December 31, 2009, the amount amortized into interest expense was approximately $3,000.  The remaining unamortized balance of approximately $35,000 is reflected in the accompanying balance sheet as of December 31, 2009, as a non-current asset, convertible 12% note payable issue costs.

The Company recognized an original issue discount (the “OID”) of approximately $200,000 on the issuance of the Convertible 12% Notes. The OID is being amortized over the life of the Convertible 12% Notes into interest expense.  During the year ended December 31, 2009 the amount amortized into interest expense was approximately $18,000.  The remaining unamortized balance of approximately $182,000 has been netted against the face amount of the Convertible 12% Notes in the accompanying balance sheet as of December 31, 2009.

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

(13)  Derivative Liability

In April 2008, the FASB issued a pronouncement which provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of these requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective warrant agreements. We determined that the warrant issued to Nordic in April 2008 (the “Nordic Warrant”) and the warrants issued in connection with the 2009 sale of the 12% Notes Payable contained such provisions, thereby concluding they were not indexed to the Company’s own stock and were reclassified from equity to derivative liabilities.

In accordance with this pronouncement, the Company estimated the fair value of the Nordic  Warrant as of January 1, 2009 to be $22,222 by recording a reduction in additional paid in capital of $150,000 and a decrease in deficit accumulated during the development stage of $127,778. The effect of this adjustment is recorded as a cumulative effect of change in accounting principle in our statements of stockholders’ equity (deficiency).  As of December 31, 2009, the fair value of these derivatives was $483,333 as recorded in the accompanying balance sheet as of December 31, 2009, as a component of a current liability, derivative liability. The change of $461,111 in fair value during the year ended December 31, 2009 is reported as a non-cash charge in our statement of operations as a component of other (income) expense.  In accordance with this pronouncement the Company estimated the fair value at the date of issuance of the conversion feature of the Convertible 12% Note and the fair value of the related warrants to purchase 2,444,444 shares of the Company’s common stock at $175,100 and $27,390, respectively.  As of December 31, 2009 the fair value of these derivatives totaled $301,444 and are recorded in the accompanying balance sheet as of December 31, 2009 as a component of derivative liability.  The change in fair value of $98,954 during the period from issuance to December 31, 2009 is reported as a non-cash charge in our statement of operations as a component of other (income) expense.

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

(14) Stock Options

A summary of the status of the Company’s stock options as of December 31, 2009 and changes during the period then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	10,633,836	$0.938
Granted	-
Exercised	-
Canceled	3,007,234	$1.485
Forfeited	166,666	$0.950
Outstanding at December 31, 2009	7,459,936	$0.718	6.160	$-

Exercisable at December 31, 2009	6,750,776	$0.755	5.970	$-
Vested and expected to vest at December 31, 2009	7,451,598	$0.718	6.160	$-
Weighted-average fair value of options granted during the year ended December 31, 2009	None issued

As of December 31, 2009 and 2008, the total compensation cost related to nonvested option awards not yet recognized is $55,249 and $425,660, respectively.  The weighted average period over which it is expected to be recognized is approximately 0.26 and 1.18 years, respectively.

The following table summarizes the information about stock options outstanding at December 31, 2009:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Life	Number of Options Exercisable
$0.12 - $0.17	2,950,000	8.23	2,441,675
$0.20 - $0.28	260,750	2.05	260,750
$0.70 - $1.00	2,578,853	5.10	2,378,018
$1.35 - $1.65	1,670,333	4.76	1,670,333
Total	7,459,936		6,750,776

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

(15)  Stock Warrants
The following table summarizes the information about warrants to purchase shares of our common stock outstanding at December 31, 2009:

Exercise Price	Number of Warrants Outstanding	Remaining Contractual Life (years)	Number of Warrants Exercisable
$1.49	276,741	0.67	276,741
1.44	2,837,351	0.65	2,837,351
1.00	4,074,172	2.25	4,074,172
0.28	150,000	2.64	150,000
0.09	11,111,111	3.29	11,111,111
0.09	39,675,079	3.89	39,675,079
0.09	10,733,355	3.97	10,733,355
0.09	15,716,698	4.09	15,716,698
0.20	140,000	3.69	140,000
0.11	2,444,444	4.83	2,444,444
Total	87,158,951		87,158,951

(16)  Income Taxes
There was no current or deferred income tax expense for the years ended December 31, 2009 or 2008 because of the Company’s operating losses.

The components of deferred tax assets as of December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Tax loss carryforwards	$23,170,000	$23,947,000
Research and development credit	1,799,000	1,769,000
In-process research and development charge	4,850,000	4,850,000
Share-based compensation	1,603,000	1,459,000
Other	537,000	-
Gross deferred tax assets	31,959,000	32,025,000
Less valuation allowance	(31,959,000)	(32,025,000)
Net deferred tax assets	$-	$-

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

The reasons for the difference between actual income tax benefit for the years ended December 31, 2009 and 2008 and the amount computed by applying the statutory Federal income tax rate to losses before income tax benefit are as follows:

	2009		2008
	Amount	% of Pre-tax loss	Amount	% of Pre-tax loss
Federal income tax benefit at statutory rate	$(944,000)	(34.0)%	$(1,451,000)	(34.0)%
State income taxes, net of federal tax	(188,000)	(6.8)%	(290,000)	(6.8)%
Research and development credits	(50,000)	(3.0)%	(130,000)	(3.0)%
Other	-	0.0%	1,000	0.0%
Change in valuation allowance	1,182,000	43.8%	1,870,000	43.8%
	$-	0.0%	$-	0.0%

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The net change in the total valuation allowance for the years ended December 31, 2009 and 2008 was an increase of $1,182,000 and $1,870,000, respectively.  The tax benefit assumed using the Federal statutory tax rate of 34% has been reduced to an actual benefit of zero due principally to the aforementioned valuation allowance.

At December 31, 2009, the Company had unused Federal and state net operating loss carryforwards of approximately $58,523,000 and $48,128,000, respectively.  The net operating loss carryforwards expire in various amounts through 2029 for Federal and state income tax purposes.  The Tax Reform Act of 1986 contains provisions which limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests.  Accordingly, a substantial portion of the Company’s net operating loss carryforwards above will be subject to annual limitations (currently approximately $100,000) in reducing any future year’s taxable income. At December 31, 2009, the Company also had research and development credit carryforwards of approximately $1,799,000 for Federal income tax purposes which expire in various amounts through 2029.

The Company files income tax returns in the U.S. Federal, State and Local jurisdictions.  With certain exceptions, the Company is no longer subject to U.S. Federal and state income tax examinations by tax authorities for years prior to 2006.  However, net operating loss carryforwards and tax credits generated from those prior years could still be adjusted upon audit.  Effective January 1, 2007, the Company adopted guidance under ASC Topic 740-10 (formerly FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”) which clarifies the accounting and disclosure for uncertainty in income taxes.  The adoption of this interpretation did not have a material impact to the financial statements.  The Company recognizes interest and penalties to uncertain tax position in income tax expense in the statement of operations.

The Company had  no unrecognized tax benefits at December 31, 2009 that would affect the annual effective tax rate.  Further, the Company is unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

(17)  License and Consulting Agreements

IGI Agreement for PTH (1-34)
On April 1, 2005, as part of the acquisition of Tarpan Therapeutics, Inc., the Company acquired a Sublicense Agreement with IGI, Inc. (the “IGI Agreement”) dated April 14, 2004.  Under the IGI Agreement the Company received the exclusive, world-wide, royalty bearing sublicense to develop and commercialize the licensed technology (see Note 1).  Under the terms of the IGI Agreement, the Company was responsible for the cost of the preclinical and clinical development of the project, including research and development, manufacturing, laboratory and clinical testing and trials and marketing of licensed products for which the company will be responsible.

In consideration for the Company’s rights under the IGI Agreement, a payment of $300,000 was made upon execution of the agreement, prior to the Company’s acquisition of Tarpan.  In addition the IGI Agreement required the Company to make certain milestone payments as follows:  $300,000 payable upon the commencement of a Phase 2 clinical trial; $500,000 upon the commencement of a Phase 3 clinical trial; $1,500,000 upon the acceptance of an NDA application by the FDA; $2,400,000 upon the approval of an NDA by the FDA; $500,000 upon the commencement of a Phase 3 clinical trial for an indication other than psoriasis; $1,500,000 upon the acceptance of and NDA application for an indication other than psoriasis by the FDA; and $2,400,000 upon the approval of an NDA for an indication other than psoriasis by the FDA.

During 2007, we achieved the milestone of the commencement of Phase 2 clinical trial.  As a result $300,000 became payable to IGI.  This $300,000 is included in research and development expense for the year ended December 31, 2007.  Payment was made to IGI in February 2008.

In addition, the Company was obligated to pay IGI, Inc. an annual royalty of 6% annual net sales on annual net sales up to $200,000,000.  In any calendar year in which net sales exceed $200,000,000, the Company was obligated to pay IGI, Inc. an annual royalty of 9% annual net sales.  In May 2009, the Company terminated the IGI Agreement.  The Company has no further financial liability or commitment to IGI, Inc. under the IGI Agreement.

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
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

In February 2008 the Company assigned and transferred its rights in Hedrin to a joint venture (see Note 6).

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

(18) Subsequent events – Unaudited

8% Note
On January 13, 2010, the Company withdrew $20,000 subject to the 8% Note with Ariston Pharmaceuticals, Inc. (see Note 10 above).  Additionally, on January 28, 2010, the Company withdrew an additional $20,000 subject to the 8% Note.  On March 4, 2010, the Company repaid Ariston the $67,000 withdrawn subject to the 8% Note and accrued interest of $816.

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Equity PIPE
On March 2, 2010, the Company raised aggregate gross proceeds of approximately $2,547,500 pursuant to a private placement of its securities.  The Company entered into subscription agreements (the "Subscription Agreements") with seventy-seven accredited investors (the "Investors") pursuant to which the Company sold an aggregate of 101.9 Units (as defined herein) for a purchase price of $25,000 per Unit.  Pursuant to the Subscription Agreements, the Company issued to each Investor units (the "Units") consisting of (i) 357,143 shares of common stock, $0.001 par value per share (the “Common Stock” or “Shares”) of the Company and (ii) 535,714 warrants (each a “Warrant” and collectively the “Warrants”), each of which will entitle the holder to purchase one additional share of Common Stock for a period of five years (each a “Warrant Share” and collectively the “Warrant Shares”) at an exercise price of $0.08 per share.

The Nordic Put and Nordic Warrant were issued at a value of $0.14 per share and were issued with anti-dilution rights. The issuance of any securities at a value of less than $0.14 per share activates Nordic’s anti-dilution rights. The Secured 12% Note transaction included warrants with an exercise price of $0.09 per share, this activated Nordic’s anti-dilution rights as reflected in the table below under the caption “Before the Equity Pipe Transaction”.  Any issuances of any securities subsequent to the Secured 12% Note transaction at a value of less than $0.09 further activates Nordic’s anti-dilution rights.  The Equity Pipe transaction in March 2010 effectively included the sale of one share of common stock and a warrant to purchase 1.5 shares of common stock for a price of $0.07. The JV Agreement between Nordic and Manhattan governs the antidilution protection to Nordic.  Section 5.1 of that agreement state ”If shares of Common Stock or Common Stock Equivalents are issued or sold together with other stock or securities or other assets of MHA (Manhattan) for a consideration which covers both, the effective price per share shall be computed with regard to the portion of the consideration so received that may reasonably be determined in good faith by the Board of Directors, to be allocable to such Common Stock or Common Stock Equivalent.”  The good faith determination of the effective price per share was $0.07 for each share of common stock sold and a de minimus value to the warrants.  The Nordic Put and the Nordic Warrant are now valued at a price of $0.07 per share.  The following table shows the effect of Nordic’s anti-dilution rights.

	Shares Issuable Upon Exercise of Nordic's Put	Shares Issuable Upon Exercise of Nordic's Warrant	Total Shares Issuable Upon Exercise of Nordic's Put and Warrant
Before the Equity Pipe Transaction	55,555,556	11,111,111	66,666,667
Antidilution shares	15,873,015	3,174,603	19,047,618
After the Equity Pipe Transaction	71,428,571	14,285,714	85,714,285

In March 2010, we received correspondence from Nordic that questions how we calculated the anti-dilution shares, as shown above, and suggesting that we did not employ a good faith estimate.  We believe our determination was made in good faith and is appropriate.

All of the Investors represented that they were “accredited investors,” as that term is defined in Rule 501(a) of Regulation D under the Securities Act, and the sale of the Units was made in reliance on exemptions provided by Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

In connection with the closing of the private placement, the Company, the placement agent acting in connection with the private placement (the “Placement Agent”) and the Investors entered into a Registration Rights Agreement, dated as of March 2, 2010, and the Company agreed to file a registration statement to register the resale of the Shares, within 60 days of the final closing date and to cause the registration statement to be declared effective within 150 days (or 180 days upon review by the SEC).

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

The Company received net proceeds of approximately $2,158,000 after payment of an aggregate of $305,700 of commissions and expense allowance to the Placement Agent, and approximately $83,000 of other offering and related costs in connection with the private placement. In addition, the Company issued a warrant to purchase 3,639,289 shares of Common Stock at an exercise price of $0.08 per share to the Placement Agent as additional compensation for its services.

The Company did not use any form of advertising or general solicitation in connection with the sale of the Units. The Shares, the Warrants and the Warrant Shares are non-transferable in the absence of an effective registration statement under the Act, or an available exemption therefrom, and all certificates are imprinted with a restrictive legend to that effect.

Hedrin JV
As per the Limited Partnership Agreement between the Company and Nordic (the “LPA”) in the event that a limited partner in the Hedrin JV (a “Limited Partner”) determines, in its reasonable goods faith discretion, that the Hedrin JV requires additional capital for the proper conduct of its business that Limited Partner shall provide each Limited Partner with a written request for contribution of such Limited Partner’s proportionate share, in accordance to the then respective equity ownership in the Hedrin JV, of such requested additional capital amount.

As per the terms of the LPA, if a Limited Partner declines to so contribute, elects to contribute but thereafter fails to do so timely, or elects to contribute and timely does contribute some, but not all of, its proportionate share of the requested additional capital amount, the other Limited Partner shall have the option to contribute the remaining balance of such requested additional capital amount.

As per the terms of the LPA, the General Partner shall determine the fair market value of the shares for purposes of determining how to allocate the number of shares of the Hedrin JV to be issued in consideration for the contribution of capital.  If the General Partner is unable to determine the fair market value of the shares, the fair market value for the shares shall be determined in good faith by the contributing Limited Partner if such amount is equal to or greater than the most recent valuation of such Hedrin JV shares.

On December 31, 2009 Nordic Biotech Venture Fund II (“Nordic”) delivered a written notice to the Company for a $1,000,000 capital increase to the Hedrin JV.  In January 2010, Nordic made its capital contribution to the Hedrin JV of $500,000.  The Company did not have sufficient funds to make such a capital contribution within the required time prescribed in the LPA.

The General Partner was unable to determine the fair market value of the shares.  The contributing Limited Partner, Nordic, determined in good faith that the fair market value of the shares is equal to the most recent valuation.  The most recent valuation was the February 2009 investment of $1,500,000 into the Hedrin JV by Nordic at $5,000 per share.  As a result of Nordic’s investing an additional $500,000 in the Hedrin JV the ownership percentages of the Hedrin JV have changed from 50% to Nordic and 50% for the Company to 52.38% to Nordic and 47.62% for the Company.  In the event that Nordic exercises its option to invest the remaining $500,000 of the $1,000,000 capital increase then the ownership percentage shall change to 54.55% for Nordic and 45.45% for the Company.

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Ariston Merger
On March 8, 2010, Manhattan Pharmaceuticals, Inc. (the “Company” or "Manhattan") entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Ariston Pharmaceuticals, Inc., a Delaware corporation ("Ariston") and Ariston Merger Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the "Merger Sub").  Pursuant to the terms and conditions set forth in the Merger Agreement, on March 8, 2010, the Merger Sub merged with and into Ariston (the "Merger"), with Ariston being the surviving corporation of the Merger.  As a result of the Merger, Ariston became a wholly-owned subsidiary of the Company.

Under the terms of the Merger Agreement, the consideration payable by the Company to the stockholders and note holders of Ariston consists of the issuance of 7,062,423 shares of the Company's common stock, par value $0.001 per share, ("Common Stock") at Closing (as defined in the Merger Agreement) plus the right to receive up to an additional 24,718,481 shares of Common Stock (the “Milestone Shares”) upon the achievement of certain product-related milestones described below.  In addition, the Company has reserved 38,630,723 shares of its Common Stock for possible future issuance in connection with the conversion of $15.45 million of outstanding Ariston convertible promissory notes.  The note holders will not have any recourse to the Company for repayment of the notes (their sole recourse being to Ariston), but the note holders will have the right to convert the notes into shares of the Company's Common Stock at the rate of $0.40 per share.  Further, the Company has reserved 5,000,000 shares of its Common Stock for possible future issuance in connection with the conversion of $1.0 million of outstanding Ariston convertible promissory note issued in satisfaction of a trade payable.  The note holder will not have any recourse to the Company for repayment of the note (their sole recourse being to Ariston), but the note holder will have the right to convert the note into shares of the Company's Common Stock at the rate of $0.20 per share.

Upon the achievement of the milestones described below, the Company would be obligated to issue portions of the Milestone Shares to the former Ariston stockholders and noteholders:
•
Upon the affirmative decision of the Company’ Board of Directors, provided that such decision is made prior to March 8, 2011, to further develop the AST-914 metabolite product candidate, either internally or through a corporate partnership, the Company would issue 8,828,029 of the Milestone Shares.

•	Upon the acceptance by the FDA of the Company's filing of the first New Drug Application for the AST-726 product candidate, the Company would issue 7,062,423 of the Milestone Shares.
•	Upon the Company receiving FDA approval to market the AST-726 product candidate in the United States of America, the Company would issue 8,828,029 of the Milestone Shares.

Certain members of the Company's board of directors and principal stockholders of the Company owned Ariston securities.  Timothy McInerney, a director of Manhattan, owned 16,668 shares of Ariston common stock which represented less than 1% of Ariston’s outstanding common stock as of the closing of the Merger.  Neil Herskowitz, a director of Manhattan, indirectly owned convertible promissory notes of Ariston with interest and principal in the amount of $192,739.  Michael Weiser, a director of Manhattan, owned 117,342 shares of Ariston common stock, which represented approximately 2.1% of Ariston’s outstanding common stock as of the closing of the Merger.  Lindsay Rosenwald, a more than 5% beneficial owner of Manhattan common stock, in his individual capacity and indirectly through trusts and companies he controls owned 497,911 shares of Ariston common stock, which represented approximately 8.9% of Ariston’s outstanding common stock as of the closing of the Merger and indirectly owned convertible promissory notes of Ariston in the amount of $141,438.

MANHATTAN PHARMACEUTICALS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

The Company merged with Ariston principally to add new products to our portfolio. Prior to the Mereger, Ariston was a private, clinical stage specialty biopharmaceutical company based in Shrewsbury, Massachusetts that in-licenses, develops and plans to market novel therapeutics for the treatment of serious disorders of the central and peripheral nervous systems.

The initial accounting for the Merger was incomplete as of the date of these financials statements, therefore certain required disclosures for the Merger could not be made.

Index to Exhibits Filed with this Report

Exhibit No.	Description

23.1	Consent of J.H. Cohn LLP.

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.