Form 10-Q
period 2010-03-31
MANHATTAN PHARMACEUTICALS INC
filed 2010-05-24
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

As of May 17, 2010 there were 120,965,260 shares of the issuer’s common stock, $.001 par value, outstanding.

INDEX

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

Part I – Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements
MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$2,017,280	$17,996
Debt issue costs, current portion	148,733	158,552
Other current assets	119,704	87,177
Total current assets	2,285,717	263,725

In-process research and development	17,742,110	-
Property and equipment, net	2,745	3,541
Debt issue costs	29,922	77,026
Other assets	21,370	21,370
Total assets	$20,081,864	$365,662

Liabilities and Stockholders' Deficiency
Current Liabilities:
Secured 12% notes payable, current portion, net	$1,655,461	$1,247,062
8% note payable	-	27,000
ICON note payable, current portion	333,333	-
Accounts payable and accrued expenses	302,728	291,175
Interest payable, current portion	290,439	182,193
Derivative liability	4,620,998	784,777
Total current liabilities	7,202,959	2,532,207
Convertible 5% notes payable	15,452,793	-
Secured 12% notes payable, non-current portion, net	-	384,473
Convertible 12% note payable, net	42,466	17,808
ICON convertible note payable, non-current portion	666,667	-
Non-interest bearing note payable, net	216,900	211,900
Interest payable, non-current portion	68,417	55,048
Exchange obligation	3,949,176	3,949,176
Total liabilities	27,599,378	7,150,612

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value. Authorized 1,500,000 shares; no shares issued and outstanding at March 31, 2010 and December 31, 2009	-	-
Common stock, $.001 par value. Authorized 500,000,000 shares; 114,079,543 shares issued and outstanding at March 31, 2010 and 70,624,232 issued and outstanding on December 31, 2009	114,080	70,624
Contingently issuable shares	15,890	-
Additional paid-in capital	55,919,120	55,077,861
Deficit accumulated during the development stage	(63,566,604)	(61,933,435)
Total stockholders’ deficiency	(7,517,514)	(6,784,950)
Total liabilities and stockholders' deficiency	$20,081,864	$365,662

See accompanying notes to consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,		Cumulative period from August 6, 2001 (inception) to March 31,
	2010	2009	2010
Revenue	$-	$-	$-

Costs and expenses:
Research and development	17,767	44,936	28,349,978
General and administrative	511,678	512,400	18,705,133
In-process research and development charge	-	-	11,887,807
Impairment of intangible assets	-	-	1,248,230
Loss on disposition of intangible assets	-	-	1,213,878
Total operating expenses	529,445	557,336	61,405,026

Operating loss	(529,445)	(557,336)	(61,405,026)

Other (income) expense:
Equity in losses of Hedrin JV	-	135,786	750,000
Change in fair value of derivative	942,261	70,000	1,372,331
Interest and other income	(75,314)	(126,728)	(1,942,543)
Interest expense	236,777	125,450	878,177
Realized gain on sale of marketable equity securities	-	-	(76,032)

Total other (income) expense	1,103,724	204,508	981,933

Net loss	(1,633,169)	(761,844)	(62,386,959)

Preferred stock dividends (including imputed amounts)	-	-	(1,179,645)

Net loss applicable to common shares	$(1,633,169)	$(761,844)	$(63,566,604)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.01)

Weighted average shares of common stock outstanding:
Basic and diluted	84,638,502	70,624,232

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

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Equity (Deficiency)
(Unaudited)

	Common stock shares	Common stock amount	Additional paid-in capital	Deficit accumulated during development stage	Other	Total stockholders’ equity (deficiency)
Common stock issued at $0.84 and $0.90 per shares, net of expenses	10,185,502	$10,186	$7,841,999	$-	$-	$7,852,185
Common stock issued to directors at $0.72 per share in satisfaction of accounts payable	27,776	28	19,972	-	-	20,000
Common stock issued to in connection with in-licensing agreement at $0.90 per share	125,000	125	112,375	-	-	112,500
Common stock issued to in connection with in-licensing agreement at $0.80 per share	150,000	150	119,850	-	-	120,000
Exercise of warrants	10,327	15	7,219	-	-	7,234
Cashless exercise of warrants	5,589	-	(6)	-	-	(6)
Share-based compensation	-	-	1,440,956	-	-	1,440,956
Warrants issued for consulting	-	-	83,670	-	-	83,670
Net loss	-	-	-	(12,032,252)		(12,032,252)
Balance at December 31, 2007	70,624,232	70,624	54,037,361	(54,999,070)	-	(891,085)
Sale of warrant	-	-	150,000	-	-	150,000
Share-based compensation	-	-	463,890	-	-	463,890
Warrants issued with secured 12% notes	-	-	170,128	-	-	170,128
Net loss	-	-	-	(4,268,858)	-	(4,268,858)
Balance at December 31, 2008	70,624,232	70,624	54,821,379	(59,267,928)	-	(4,375,925)
Cumulative effect of a change in accounting principle	-	-	(150,000)	127,778	-	(22,222)
Balance at January 1, 2009, as adjusted	70,624,232	70,624	54,671,379	(59,140,150)	-	(4,398,147)
Share-based compensation	-	-	353,438	-	-	353,438
Warrants issued with secured 12% notes	-	-	46,125	-	-	46,125
Warrant issued to placement agent - secured 12% notes	-	-	6,919	-	-	6,919
Net loss	-	-	-	(2,793,285)	-	(2,793,285)
Balance at December 31, 2009	70,624,232	70,624	55,077,861	(61,933,435)	-	(6,784,950)
Common stock issued at $0.07, net of expenses	36,392,888	36,393	2,075,353	-	-	2,111,746
Shares issued and issuable in Merger	7,062,423	7,063	1,468,984	-	15,890	1,491,937
Derivative liability associated with issuance of common stock at $0.07	-	-	(2,893,960)	-	-	(2,893,960)
Share-based compensation	-	-	190,882	-	-	190,882
Net loss	-	-	-	(1,633,169)	-	(1,633,169)
Balance at March 31, 2010	114,079,543	$114,080	$55,919,120	$(63,566,604)	$15,890	$(7,517,514)

See accompanying notes to consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,		Cumulative period from August 6, 2001 (inception) to March 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(1,633,169)	$(761,844)	$(62,386,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses of Hedrin JV	-	135,786	750,000
Share-based compensation	190,882	104,097	4,373,194
Interest and amortization of OID and issue costs on Secured 12% Notes	110,507	119,060	694,480
Change in fair value of derivative	942,261	70,000	1,372,331
Shares issued in connection with in-licensing agreement	-	-	232,500
Warrants issued to consultant	-	-	83,670
Amortization of intangible assets	-	-	145,162
Gain on sale of marketable equity securities	-	-	(76,032)
Depreciation	796	1,576	228,258
Non cash portion of in-process research and development charge	-	-	11,721,623
Loss on impairment and disposition of intangible assets	-	-	2,462,108
Other	-	-	23,917
Changes in operating assets and liabilities, net of acquisitions:
Decrease/(increase) in restricted cash	-	215,870	-
Decrease/(increase) in prepaid expenses and other current assets	88,343	(14,850)	59,408
Decrease/(increase) in other assets	-	-	(36,370)
Increase/(decrease) in accounts payable and accrued liabilities	(426,062)	(515,492)	(43,096)
Increase/(decrease) in interest payable, current portion	108,246	-	108,246
Increase/(decrease) in interest payable, non-current portion	13,369	-	13,369
Net cash used in operating activities	(604,827)	(645,797)	(40,274,191)
Cash flows from investing activities:
Purchase of property and equipment	-	-	(239,608)
Cash acquired/(paid) in connection with acquisitions	519,365	-	493,334
Net cash provided from the purchase and sale of short-term investments	-	-	435,938
Proceeds from sale of license	-	-	200,001
Net cash provided by investing activities	519,365	-	889,665
Cash flows from financing activities:
Proceeds from the Hedrin JV agreement	-	500,000	3,199,176
Sale of warrant	-	-	150,000
Repayment of Secured 10% Notes	-	(70,000)	-
Repayment of 8% Notes	(27,000)		-
Proceeds from sale of Secured 12% Notes	-	340,270	1,345,413
Proceeds from sale of Convertible 12% Notes	-	-	164,502
Repayments of notes payable to stockholders	-	-	(884,902)
Proceeds (costs) related to sale of common stock, net	2,111,746	-	28,008,008
Proceeds from sale of preferred stock, net	-	-	9,046,176
Proceeds from exercise of warrants and stock options	-	-	138,219
Other, net	-	-	235,214
Net cash provided by financing activities	2,084,746	770,270	41,401,806
Net increase in cash and cash equivalents	1,999,284	124,473	2,017,280
Cash and cash equivalents at beginning of period	17,996	106,023	-
Cash and cash equivalents at end of period	$2,017,280	$230,496	$2,017,280
Supplemental disclosure of cash flow information:
Interest paid	$1,506	$-	$32,936
Supplemental disclosure of noncash investing and financing activities:
Investment in Hedrin JV	$-	$250,000	$750,000
Warrants issued with Secured 12% Notes	-	-	223,172
Common stock issued in satisfaction of accounts payable	-	-	770,000
Imputed and accrued preferred stock dividend	-	-	1,179,645
Conversion of preferred stock to common stock	-	-	1,067
Preferred stock dividends paid by issuance of shares	-	-	759,134
Issuance of common stock for acquisitions	1,491,937	-	14,881,163
Issuance of common stock in connection with in-licensing agreement	-	-	232,500
Marketable equity securities received in connection with sale of license	-	-	359,907
Warrants issued to consultant	-	-	83,670
Net liabilities assumed over assets acquired in business combination	-	-	(675,416)

See accompanying notes to consolidated financial statements

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Pharmaceuticals, Inc. and subsidiaries (“Manhattan” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission.  Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation.  Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2010 or for any other interim period.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K  for such year.  The condensed balance sheet as of December 31, 2009 has been derived from the audited financial statements included in the Form 10-K for that year.

As of March 31, 2010, the Company has not generated any revenues from the development of its products and is therefore still considered to be a development stage company.

On March 8, 2010, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Ariston Pharmaceuticals, Inc., a Delaware corporation ("Ariston") and Ariston Merger Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the "Merger Sub").  Pursuant to the terms and conditions set forth in the Merger Agreement, on March 8, 2010, the Merger Sub merged with and into Ariston (the "Merger"), with Ariston being the surviving corporation of the Merger.  As a result of the Merger, Ariston became a wholly-owned subsidiary of the Company.  The operating results of Ariston from March 8, 2010 to March 31, 2010 are included in the accompanying condensed consolidated statements of operations.  The condensed consolidated balance sheets as of March 31, 2010 reflects the acquisition of Ariston, effective March 8, 2010, the date of the Merger.

Segment Reporting

The Company has determined that it operates in only one segment currently, which is biopharmaceutical research and development.

Financial Instruments

At March 31, 2010 and December 31, 2009, the fair values of cash and cash equivalents, accounts payable, the convertible 5% notes payable, the ICON convertible note payable and the secured 12% notes payable approximate their carrying values.  At March 31, 2010 and December 31, 2009 the fair value of the convertible 12% note does not approximate its carrying value as a portion of the fair value is reflected as a component of derivative liability.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity in Joint Venture

The Company accounts for its investment in joint venture (see Note 5) using the equity method of accounting. Under the equity method, the Company records its pro-rata share of joint venture income or losses and adjusts the basis of its investment accordingly.

New Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued a statement which sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement was effective for interim or annual periods ending after June 15, 2009, and the Company adopted the provisions of this statement for the quarter ended June 30, 2009. The adoption of this statement did not have a material impact on the Company’s financial statements.  The Company has evaluated all events or transactions that occurred after March 31, 2010 up through the date we issued these financial statements, and we have disclosed all events or transactions that have a material impact on the Company’s financial statements (see Note 10).

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

In January 2010, the FASB issued a new pronouncement, Improving Disclosures about Fair Value Measurements(ASU 2010-06). This provision amends previous provisions that require reporting entities to make new disclosures about recurring and nonrecurring fair value measurements including the amounts of and reasons for significant transfers into and out of Level 1and Level 2 fair value measurements and separate disclosure of purchases, sales, issuances, and settlements in the reconciliation of Level 3 fair value measurements. This pronouncement was effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for interim and annual periods beginning after December 15, 2010.  The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial condition.

In February 2010, the FASB issued new accounting guidance that amends the previous guidance to (1) eliminate the requirement for an SEC filer to disclose the date through which it has evaluated subsequent events, (2) clarify the period through which conduit bond obligors must evaluate subsequent events and (3) refine the scope of the disclosure requirements for reissued financial statements. The Company adopted this new accounting guidance for the quarterly period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ariston Merger

On March 8, 2010, the Company entered into the Merger Agreement by and among the Company, Ariston and Merger Sub.  Pursuant to the terms and conditions set forth in the Merger Agreement, on March 8, 2010, the Merger Sub merged with and into Ariston, with Ariston being the surviving corporation of the Merger.  As a result of the Merger, Ariston became a wholly-owned subsidiary of the Company.

Under the terms of the Merger Agreement, the consideration payable by the Company to the stockholders and note holders of Ariston consists of the issuance of 7,062,423 shares of the Company's common stock, par value $0.001 per share, ("Common Stock") at Closing (as defined in the Merger Agreement) plus the right to receive up to an additional 24,718,481 shares of Common Stock (the “Milestone Shares”) upon the achievement of certain product-related milestones described below.  In addition, the Company has reserved 38,630,723 shares of its Common Stock for possible future issuance in connection with the conversion of $15.45 million of outstanding Ariston convertible promissory notes.  The noteholders will not have any recourse to the Company for repayment of the notes (their sole recourse being to Ariston), but the noteholders will have the right to convert the notes into shares of the Company's Common Stock at the rate of $0.40 per share.  Further, the Company has reserved 5,000,000 shares of its Common Stock for possible future issuance in connection with the conversion of $1.0 million of outstanding Ariston convertible promissory note issued in satisfaction of a trade payable.  The noteholder will not have any recourse to the Company for repayment of the note (their sole recourse being to Ariston), but the noteholder will have the right to convert the note into shares of the Company's Common Stock at the rate of $0.20 per share.

Upon the achievement of the milestones described below, the Company would be obligated to issue portions of the Milestone Shares to the former Ariston stockholders and noteholders:
•
Upon the affirmative decision of the Company’s Board of Directors, provided that such decision is made prior to March 8, 2011, to further develop the AST-915, either internally or through a corporate partnership, the Company would issue 8,828,029 of the Milestone Shares.

•	Upon the acceptance by the FDA of the Company's filing of the first New Drug Application for the AST-726 product candidate, the Company would issue 7,062,423 of the Milestone Shares.
•	Upon the Company receiving FDA approval to market the AST-726 product candidate in the United States of America, the Company would issue 8,828,029 of the Milestone Shares.

Certain members and former members of the Company's board of directors and principal stockholders of the Company owned Ariston securities.  Timothy McInerney, a director of Manhattan, owned 16,668 shares of Ariston common stock which represented less than 1% of Ariston’s outstanding common stock as of the closing of the Merger.  Neil Herskowitz, a director of Manhattan, indirectly owned convertible promissory notes of Ariston with interest and principal in the amount of $192,739.  Michael Weiser, a director of Manhattan, owned 117,342 shares of Ariston common stock, which represented approximately 2.1% of Ariston’s outstanding common stock as of the closing of the Merger.  Lindsay Rosenwald, a more than 5% beneficial owner of Manhattan common stock, in his individual capacity and indirectly through trusts and companies he controls owned 497,911 shares of Ariston common stock, which represented approximately 8.9% of Ariston’s outstanding common stock as of the closing of the Merger and indirectly owned convertible promissory notes of Ariston in the amount of $141,438.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company merged with Ariston principally to add new products to our portfolio. Prior to the Merger, Ariston was a private, clinical stage specialty biopharmaceutical company based in Shrewsbury, Massachusetts that in-licenses, develops and plans to market novel therapeutics for the treatment of serious disorders of the central and peripheral nervous systems.

The Merger date fair value of the total consideration paid was $1,491,937 which consisted of 7,062,423 shares of the Company’s common stock issued upon the Merger and 15,890,452 contingently issuable shares upon Ariston’s attaining certain milestones as described above.  The Company does not believe the attainment of the milestone for AST-915 is highly probable and has recorded no contingent consideration relative to it.  The par value of the contingently issuable common shares is reflected in the accompanying condensed consolidated balance sheets as of March 31, 2010 as a component of stockholders’ deficiency, contingently issuable shares.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Merger date:

Cash and cash equivalents	$519,365
Other assets	120,870
Total identifiable assets	640,235

Accounts payable and accrued expenses	437,615
ICON convertible note payable	1,000,000
5% convertible notes payable	15,452,793
Total identifiable liabilities	16,890,408

Net identifiable assets (liabilities)	(16,250,173)

In-process research and development acquired	17,742,110

Net assets acquired	$1,491,937

The following supplemental pro forma information presents the financial results as if the acquisition of Ariston had occurred on January 1, 2009 for the quarter ended March 31, 2009 and on January 1, 2010 for the quarter ended March 31, 2010.  This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2009 or January 1, 2010, nor are they indicative of future results.

Pro forma consolidated results:	Quarter ended March 31,
	2009	2010
Revenue	$-	$-
Net loss	$(1,544,229)	$(1,787,172)
Basic and diluted earnings per share	$(0.02)	$(0.02)

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	LIQUIDITY

The Company incurred a net loss of $1,633,169 and negative cash flows from operating activities of $604,827 for the three month period ended March 31, 2010 and negative cash flows from operating activities of $645,797 for the three month period ended March 31, 2009.  The net loss applicable to common shares from date of inception, August 6, 2001, to March 31, 2010 amounts to $63,566,604.

In the first quarter of 2009 the Company received approximately $0.3 million from the final closing of the sale of Secured 12% Notes and approximately $0.5 million in February 2009 from a joint venture agreement.

In the first quarter of 2010, the Company received $40,000 from Ariston Pharmaceuticals, Inc. in exchange for notes in January 2010 and approximately $2.1 million from an equity financing transaction (see Note 7). The Company repaid the $40,000 received from Ariston in the first quarter of 2010 and the $27,000 received from Ariston in the fourth quarter of 2009 together with interest thereon prior to the Merger.

Management believes that the Company will continue to incur net losses through at least March 31, 2011 and for the foreseeable future thereafter.  Based on the resources of the Company available at March 31, 2010, management believes that the Company has sufficient capital to fund its operations through the end of 2010.  Management believes that the Company will need additional equity or debt financing or will need to generate positive cash flow from a joint venture agreement, see Note 5, or generate revenues through licensing of its products or entering into strategic alliances to be able to sustain its operations into 2011.  Furthermore, the Company will need additional financing thereafter to complete development and commercialization of our products.  There can be no assurances that we can successfully complete development and commercialization of our products.

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

Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options and stock warrants would have an antidilutive effect because the Company incurred a net loss during each period presented.  The amounts of potentially dilutive securities excluded from the calculation were 164,890,446 and 95,358,343 shares at March 31, 2010 and December 31, 2009, respectively.  These amounts do not include the 71,428,571 shares issuable upon the exercise of the put or call rights issued in connection with the Hedrin JV (see Note 5) which were subject to anti-dilution rights upon the issuance of common shares in the 2010 equity financing transaction (see Note 7).

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	SHARE-BASED COMPENSATION

The Company has stockholder-approved stock incentive plans for employees, directors, officers and consultants.  Prior to January 1, 2006, the Company accounted for the employee, director and officer plans using the intrinsic value method. Effective January 1, 2006, the Company adopted the share-based payment method for employee options using the modified prospective transition method. This new method of accounting for stock options eliminated the option to use the intrinsic value method and required the Company to expense the fair value of all employee options over the vesting period.  Under the modified prospective transition method, the Company recognized compensation cost for the quarters ended March 31, 2010 and 2009 which includes a) period compensation cost related to share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions; and b) period compensation cost related to share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the new accounting methodology. In accordance with the modified prospective method, the Company has not restated prior period results.

The Company recognizes compensation expense related to stock option grants on a straight-line basis over the vesting period.  For the three month periods ended March 31, 2010 and 2009, the Company recognized share-based employee compensation cost of $190,882 and $104,097, respectively.  The Company did not capitalize any share-based compensation cost.

Options granted to consultants and other non-employees are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is amortized to consulting expense over the related vesting period.  Accordingly, such options are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is amortized to consulting expense over the related vesting period.  As a result of adjusting consultant and other non-employee options to fair value as of March 31, 2010 and 2009 respectively, net of amortization, the Company recognized an increase to general and administrative and research and development expenses of $249 for the three month period ended March 31, 2010 and an increase to general and administrative and research and development expenses of $378 for the three month period ended March 31, 2009. The Company has allocated share-based compensation costs to general and administrative and research and development expenses as follows:

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended March 31,
	2010	2009
General and administrative expense:
Share-based employee compensation cost	$190,633	$103,719
Share-based consultant and non-employee cost	25	38
	190,658	103,757
Research and development expense
Share-based employee compensation cost	-	-
Share-based consultant and non-employee cost	224	340
	224	340
Total share-based cost	$190,882	$104,097

To compute compensation expense in 2010 and 2009 the Company estimated the fair value of each option award on the date of grant using the Black-Scholes model. The Company based the expected volatility assumption on a volatility index of peer companies as the Company did not have a sufficient number of years of historical volatility of its common stock.  The expected term of options granted represents the period of time that options are expected to be outstanding.  The Company estimated the expected term of stock options by the simplified method.  The expected forfeiture rates are based on the historical employee forfeiture experiences. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards.  The Company has not declared a dividend on its common stock since its inception and has no intentions of declaring a dividend in the foreseeable future and therefore used a dividend yield of zero.

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges in 2010 and 2009:

	Three months ended March 31,
	2010	2009

Expected volatility	88%	94%
Dividend yield	-	-
Expected term (in years)	6	6
Risk-free interest rate	2.47%	1.88%

The Company has shareholder-approved incentive stock option plans for employees under which it has granted non-qualified and incentive stock options.  In December 2003, the Company established the 2003 Stock Option Plan (the “2003 Plan”), which provided for the granting of up to 5,400,000 options to officers, directors, employees and consultants for the purchase of stock.  In August 2005, the Company increased the number of shares of common stock reserved for issuance under the 2003 Plan by 2,000,000 shares.  In May 2007, the Company increased the number of shares of common stock reserved for issuance under the 2003 Plan by 3,000,000 shares.  In November 2009, the Company increased the number of shares of common stock reserved for issuance under the 2003 plan by an additional 4,600,000 shares.  At March 31, 2010, 15,000,000 shares were authorized for issuance.  The options have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally 3 years) and are issued at an exercise price equal to or greater than the fair market value of the shares at the date of grant.  The 2003 Plan expires on December 10, 2013 or when all options have been granted, whichever is sooner. At March 31, 2010 options to purchase 11,584,936 shares were outstanding, 27,776 shares of common stock were issued and  there were 3,387,288 shares reserved for future grants under the 2003 Plan.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 1995, the Company established the 1995 Stock Option Plan (the”1995 Plan”), which provided for the granting of options to purchase up to 130,000 shares of the Company’s common stock to officers, directors, employees and consultants.  The 1995 Plan was amended several times to increase the number of shares reserved for stock option grants.  In June 2005 the 1995 Plan expired and no further options can be granted.   At March 31, 2010 options to purchase 1,137,240 shares were outstanding and no shares were reserved for future stock option grants under the 1995 Plan.

A summary of the status of the Company’s stock options as of March 31, 2010 and changes during the period then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	7,459,936	$0.7180	6.160
Granted	4,125,000	$0.0701	9.330
Exercised	-
Cancelled
Outstanding at March 31, 2010	11,584,936	$0.4871	6.680	$57,500
Exercisable at March 31, 2010	9,886,602	$0.5491	6.150	$-
Weighted-average fair value of options granted during the three month period ended March 31, 2010	$0.0464

As of March 31, 2010, the total compensation cost related to nonvested option awards not yet recognized is $83,607.  The weighted average period over which it is expected to be recognized is approximately 2.6 years.

5.	JOINT VENTURE

In February 2008, the Company and Nordic Biotech Advisors ApS through its investment fund Nordic Biotech Venture Fund II K/S (“Nordic”) entered into a joint venture agreement (the “Hedrin JV Agreement”) to develop and commercialize the Company's North American rights (under license) to its Hedrin product.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Hedrin JV Agreement, Nordic formed a new Danish limited partnership, H Pharmaceuticals K/S, (the "Hedrin JV") and provided it with initial funding of $2.5 million and the Company assigned and transferred its North American rights in Hedrin to the Hedrin JV in return for a $2.0 million cash payment from the Hedrin JV and equity in the Hedrin JV representing 50% of the nominal equity interests in the Hedrin JV.  At closing the Company recognized an investment in the Hedrin JV of $250,000 and an exchange obligation of $2,054,630.  The exchange obligation represents the Company’s obligation to Nordic to issue the Company’s common stock in exchange for all or a portion of Nordic’s equity interest in the Hedrin JV upon the exercise by Nordic of the put issued to Nordic in the Hedrin JV Agreement transaction.  The put is described below.

In June 2008, Nordic invested an additional $1.0 million, for a total of $3.5 million, in the Hedrin JV and made an advance of $250,000 to the Hedrin JV and the Hedrin JV made an additional $1.0 million payment, for a total of $3.0 million, to the Company.  The Hedrin JV also distributed additional ownership equity sufficient for each of the Company and Nordic to maintain their ownership interest at 50%.  The FDA classified Hedrin as a Class III medical device in February 2009.  Upon attaining this classification of Hedrin by the FDA, Nordic invested an additional $1.25 million, for a total investment of $5 million, into the Hedrin JV,  the Hedrin JV paid an additional $0.5 million, for a total of $3.5 million, to the Company and the $250,000 that Nordic advanced to the Hedrin JV in June became an equity investment in the Hedrin JV by Nordic.

In February 2009, the Company’s exchange obligation increased by $1,000,000 and the Company’s investment in the Hedrin JV increased by $500,000 as a result of the investment by Nordic of an additional $1.25 million into the Hedrin JV, the reclassification of the advance made by Nordic in June 2008 to the Hedrin JV of $250,000 into an equity interest and the payment of $500,000 by the Hedrin JV to the Company. At March 31,2010, the Company’s exchange obligation is $3,949,176.

During the quarters ended March 31, 2010 and 2009, the Company recognized $0 and $135,786, respectively, of equity in the losses of the Hedrin JV.  This reduced the carrying value of its investment in the Hedrin JV to $0 at March 31, 2010 and $364,214 at March 31, 2009.  As of March 31, 2010, the Company’s share of the losses is $670,288; equity in losses of Hedrin JV previously recognized was $500,000 leaving a remaining balance of $170,288 of losses that was not recognized at March 31, 2010.

The Hedrin JV is responsible for the development and commercialization of Hedrin for the North American market and all associated costs including clinical trials, if required, regulatory costs, patent costs, and future milestone payments owed to T&R, the licensor of Hedrin.

The Hedrin JV has engaged the Company to provide management services to the Limited Partnership in exchange for a management fee.  For the quarters ended March 31, 2010 and 2009, the Company has recognized $75,000 and $108,845, respectively, of other income from management fees earned from the Hedrin JV which is included in the Company’s statements of operations for the quarters ended March 31, 2010 and 2009 as a component of interest and other income.

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

6.	NOTES PAYABLE

a.           Secured 10% Notes Payable
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

b.           Secured 12% Notes Payable
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

The Secured 12% Notes mature two years after issuance.  Interest on the  Secured 12% Notes is compounded quarterly and payable at maturity.  At March 31, 2010 and December 31, 2009, accrued and unpaid interest on the Secured 12% Notes amounted to approximately $290,000 and $229,000,  and is reflected in the accompanying balance sheets at March 31, 2010 and December 31, 2009, respectively, as interest payable on secured 12% notes payable. The Secured 12% Notes are secured by a pledge of all of the Company’s assets except for its investment in the Hedrin JV.  In addition, to provide additional security for the Company’s obligations under the notes, the Company entered into a default agreement, which provides that upon an event of default under the notes, the Company shall, at the request of the holders of the notes, use reasonable commercial efforts to either (i) sell a part or all of the Company’s interests in the Hedrin joint venture or (ii) transfer all or part of the Company’s interest in the Hedrin JV to the holders of the notes, as necessary, in order to fulfill the Company’s obligations under the notes, to the extent required and to the extent permitted by the applicable Hedrin joint venture agreements.

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

The Company incurred a total of approximately $424,000 of costs in the issuance of the $1,725,000 of Secured 12% Notes sold in 2008 and  2009.  These costs were capitalized and are being amortized over the life of the Secured 12% Notes into interest expense.  During the quarter ended March 31, 2010 and the year ended December 31, 2009, the amount amortized into interest expense was approximately $52,000 and $206,000, respectively.  The remaining unamortized balance of approximately $149,000 and $201,000 is reflected in the accompanying balance sheets as of March 31, 2010 and December 31, 2009, respectively, as Secured 12% Notes payable issue costs.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized an original issue discount (the “OID”) of approximately $194,000 on the issuance of the Secured 12% Notes sold for the value of the warrants issued to the investors.  The OID is being amortized over the life of the Secured 12% Notes into interest expense.  During the quarter ended March 31, 2010 and year ended December 31, 2009 the amount amortized into interest expense was approximately $24,000 and $94,000, respectively.  The remaining unamortized balance of approximately $69,000 and $93,000 has been netted against the face amount of the Secured 12% Notes in the accompanying balance sheets as of March 31, 2010 and December 31, 2009, respectively.  As per the terms of the 12% Notes Transaction the Company’s officers agreed to certain modifications of their employment agreements.

c.           8% Note Payable
On December 21, 2009, the Company entered into a Future Advance Promissory Note (the “8% Note”) with Ariston under which the Company may withdraw up to $67,000 bearing interest at a rate of 8%.   As of December 31, 2009, the Company had withdrawn $27,000 from Ariston subject to the terms of the 8% Note.  On January 13, 2010, the Company withdrew an additional $20,000 subject to the 8% Note and on January 28, 2010, the Company withdrew an additional $20,000 subject to the 8% Note.

On March 4, 2010, the Company repaid Ariston the $67,000 withdrawn subject to the 8% Note and accrued interest of $816.

d.           Non-interest Bearing Note Payable
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

In connection with the non-interest bearing note, the Company recognized an original issue discount of  $40,000 of imputed interest on the note, which is being amortized into interest expense on a straight-line basis over the two-year term of the note.  For the quarter ended March 31, 2010 and the year ended December 31, 2009, the Company amortized $5,000 and $1,900 of the OID into interest expense, respectively.  The remaining unamortized balance of $33,100 has been netted against the face amount of the non-interest bearing note payable in the accompanying balance sheets as of March 31, 2010.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

e.           Convertible 12% Note Payable
In conjunction with the Settlement Agreement and Mutual Release with Swiss Pharma described above, on October 28, 2009, the Company entered into a Subscription Agreement (the “Subscription Agreement”) pursuant to which it sold a 12% Original Issue Discount Senior Subordinated Convertible Debenture with a stated value of $400,000 (the “Convertible 12% Note”) and a warrant to purchase 2,222,222 shares of the Company’s common stock, par value $.001 per share  for a purchase price of $200,000.  The Convertible 12% Note is convertible into shares of Common Stock at an initial conversion price of $0.09 per share, subject to adjustment, or, in the event the Company issues new securities in connection with a financing, the Convertible 12% Note may be converted into such new securities at a conversion price equal to the purchase price paid by the purchasers of such new securities.  The Company may also, in its sole discretion, elect to pay interest due on the Convertible 12% Note quarterly in shares of the Company’s common stock provided such shares are subject to an effective registration statement.  The Convertible 12% Note is subordinated to the Company’s outstanding Secured 12% Notes.  The Warrant is exercisable at an exercise price of $0.11 per share, subject to adjustment.  Because the Convertible 12% Note and the Warrant are convertible into shares of the Company, subject to adjustment, the conversion feature is subject to Derivative Liability accounting (see Note 8).

National Securities Corporation (“National”) was the placement agent for the Convertible 12% Note transaction.  In connection with the issuance of the Securities, the Company issued warrants to purchase an aggregate of 222,222 shares of Common Stock at an exercise price of $0.11 per share, subject to adjustment, to the placement agent and certain of its designees.  Because the warrant is convertible into shares of the Company, subject to adjustment, the warrants are subject to Derivative Liability accounting (see Note 8). The warrants expire on October 28, 2014.

The Convertible 12% Notes mature two years after issuance.  Interest on the Convertible 12% Note is compounded quarterly and payable at maturity.  At March 31, 2010 and December 31, 2009, accrued and unpaid interest on the Convertible 12% Note amounted to approximately $21,000 and $9,000, respectively,  and is reflected in the accompanying balance sheet at March 31, 2010 and December 31, 2009, respectively, as interest payable on convertible 12% notes payable.

The Company incurred a total of approximately $38,000 of costs in the issuance of the Convertible 12% Note sold in 2009.  These costs were capitalized and are being amortized over the life of the  Convertible 12% Note into interest expense.  During the quarter ended March 31, 2010 and the year ended December 31, 2009, the amount amortized into interest expense was approximately $5,000 and $3,000, respectively.  The remaining unamortized balance of approximately $30,000 and $35,000, respectively, is reflected in the accompanying balance sheet as of March 31, 2010 and December 31, 2009, as a non-current asset, convertible 12% note payable issue costs.

The Company recognized an original issue discount of approximately $200,000 on the issuance of the Convertible 12% Notes. The OID is being amortized over the life of the Convertible 12% Notes into interest expense.  During the quarter ended March 31, 2010 and the year ended December 31, 2009 the amount amortized into interest expense was approximately $24,000 and $18,000, respectively.  The remaining unamortized balance of approximately $158,000 and $182,000 has been netted against the face amount of the Convertible 12% Notes in the accompanying balance sheet as of March 31, 2010 and December 31, 2009, respectively.

f.            Convertible 5% Notes Payable
Upon the Merger, Ariston issued $15,452,793 of five-year 5% notes payable (the “5% Notes Payable”) in satisfaction of several note payable issuances.  The cumulative liability including accrued and unpaid interest of these several issuances of notes was $15,452,793 as of the Merger date.  Interest is payable at maturity and compounds annually.  The 5% Notes Payable and accrued and unpaid interest thereon are convertible at the option of the holder into the Company’s common stock at the conversion price of $0.40 per share.  Ariston agreed to make quarterly payments on the 5% Notes Payable equal to 50% of the gross proceeds resulting from the revenues received from the exploitation or commercialization of Ariston’s product candidates, AST-726 and AST915.  The 5% Notes Payable are solely the obligation of Ariston and have no recourse to the Company other than the conversion feature discussed above.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

g.           ICON Convertible Note Payable
   Upon the Merger, Ariston satisfied an account payable of $1,275,188 to ICON Clinical Research Limited through the payment of $275,188 in cash and the issuance of a three-year 5% note payable (the “ICON Note Payable”).  The principal is to be repaid in 36 monthly installments of $27,778 commencing in April 2010.  Interest is payable monthly in arrears. .  The ICON Convertible Note Payable is convertible at the option of the holder into the Company’s common stock at the conversion price of $0.20 per share.

7.	2010 EQUITY FINANCING

On March 2, 2010, the Company raised aggregate gross proceeds of approximately $2,547,500 pursuant to a private placement of its securities (the “2010 Equity Financing”).  The Company entered into subscription agreements (the "Subscription Agreements") with seventy-seven accredited investors (the "Investors") pursuant to which the Company sold an aggregate of 101.9 Units (as defined herein) for a purchase price of $25,000 per Unit.  Pursuant to the Subscription Agreements, the Company issued to each Investor units (the "Units") consisting of (i) 357,143 shares of common stock, $0.001 par value per share (the “Common Stock” or “Shares”) of the Company and (ii) 535,714 warrants (each a “Warrant” and collectively the “Warrants”), each of which will entitle the holder to purchase one additional share of Common Stock for a period of five years (each a “Warrant Share” and collectively the “Warrant Shares”) at an exercise price of $0.08 per share.  Because the Warrant Shares are convertible into shares of the Company, subject to adjustment, the conversion feature is subject to Derivative Liability accounting (see Note 8).

National was the placement agent for the 2010 Equity Financing transaction.  In connection with the issuance of the Securities, the Company issued warrants to purchase an aggregate of 3,369,289 shares of Common Stock at an exercise price of $0.08 per share, subject to adjustment, to the placement agent and certain of its designees.  Because the warrant is convertible into shares of the Company, subject to adjustment, the warrants are subject to Derivative Liability accounting (see Note 8). The warrants expire on March 2, 2015.

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

In March 2010, we received correspondence from Nordic that questions how we calculated the anti-dilution shares, as shown above, and suggesting that we did not employ a good faith estimate.  We believe our determination was made in good faith and is appropriate. See Note 11.

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

The Company received net proceeds of approximately $2,100,000 after payment of an aggregate of approximately $300,000 of commissions and expense allowance to the Placement Agent, and approximately $100,000 of other offering and related costs in connection with the private placement. In addition, the Company issued a warrant to purchase 3,639,289 shares of Common Stock at an exercise price of $0.08 per share to the Placement Agent as additional compensation for its services.

The Company did not use any form of advertising or general solicitation in connection with the sale of the Units. The Shares, the Warrants and the Warrant Shares are non-transferable in the absence of an effective registration statement under the Act, or an available exemption therefrom, and all certificates are imprinted with a restrictive legend to that effect.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	DERIVATIVE LIABILITY

In April 2008, the FASB issued a pronouncement which provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of these requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective warrant agreements. We determined that the warrant issued to Nordic in April 2008 (the “Nordic Warrant”), the warrants issued in connection with the 2009 sale of the Convertible 12% Note Payable, and the warrants issued in connection with the 2010 Equity Financing contained such provisions, thereby concluding they were not indexed to the Company’s own stock and were reclassified from equity to derivative liabilities.

In accordance with this pronouncement, the Company estimated the fair value of the Nordic  Warrant as of January 1, 2009 to be $22,222 by recording a reduction in additional paid-in capital of $150,000 and a decrease in deficit accumulated during the development stage of $127,778. The effect of this adjustment is recorded as a cumulative effect of change in accounting principle in our statements of stockholders’ equity (deficiency).  As of March 31, 2010, the fair value of these derivatives was $815,714 as recorded in the accompanying balance sheet as of March 31, 2010, as a component of a current liability, derivative liability. The change of $332,381 in fair value during the quarter ended March 31, 2010 is reported as a non-cash charge in our statement of operations as a component of other (income) expense.

In accordance with this pronouncement the Company estimated the fair value at the date of issuance of the conversion feature of the Convertible 12% Note and the fair value of the related warrants to purchase 2,444,444 shares of the Company’s common stock at $175,100 and $27,390, respectively.  As of March 31, 2010 the fair value of these derivatives totaled $375,622 and are recorded in the accompanying balance sheet as of March 31, 2010 as a component of derivative liability.  The change in fair value of $74,177 during quarter ended March 31, 2010 is reported as a non-cash charge in our statement of operations as a component of other (income) expense.

Additionally, in accordance with this pronouncement the Company estimated the fair value at the date of issuance of the 54,589,266 warrants issued in connection with the 2010 Equity Financing and the fair value of the related 3,369,289 warrants issued to the placement agents in the 2010 Equity Financing  at $2,713,087  and $180,873, respectively.  As of March 31, 2010 the fair value of these derivatives totaled $3,429,662 and are recorded in the accompanying consolidated balance sheet as of March 31, 2010 as a component of derivative liability.  The change in fair value of $535,703 during quarter ended March 31, 2010 is reported as a non-cash charge in the consolidated statement of operations as a component of other (income) expense.

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

10.	SUBSEQUENT EVENTS

Final Closing of 2010 Equity Financing
On April 8, 2010, the Company completed the final closing of the 2010 Equity Financing (see Note 7).  In connection with the final closing, the Company sold an aggregate of 2.4 additional Units and received net proceeds of approximately $51,700 after payment of an aggregate of $8,300 of commissions and expense allowance to placement agent. In connection with the final closing, the Company also issued a warrant to purchase 12,857 shares of Common Stock at an exercise price of $0.08 per share to the placement agent as additional compensation for its services.

In addition on April 8, 2010, the holder the 12% Convertible Note (see Note 6) with a stated value of $400,000 and $21,886 of accrued interest, exercised its option to convert its Debenture (including all accrued interest thereon) into 16.88 Units.  The conversion price was equal to the per Unit purchase price paid by the Investors in the private placement.

The Company issued a total of 6,885,717 shares of common stock and warrants to purchase 10,328,566 shares of common stock at an exercise price of $0.08 per share to the investors in the final closing of the 2010 Equity Financing, including the conversion of the 12% Convertible Note.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disagreement with Nordic
In April 2010 Nordic filed a Schedule 13D/A (the “Amended 13D”). The Company is not in agreement with the Amended 13D and has written a letter to Nordic explaining its disagreements.  The Amended 13D shows an aggregate number of shares of the Company’s common stock beneficially owned by Nordic of 216,666,666, or 65.5%.  The Company believes the correct beneficial ownership is 85,714,286 shares, or 42.9%.  The Amended 13D/A states that Nordic does not believe the Company’s determination of the anti-dilution shares accruing to Nordic as a result of the 2010 Equity Financing was neither reasonable nor made in good faith.  As the Company has previously stated we believe our determination was both reasonable and made in good faith.  The Amended 13D/A further states that Nordic acquired the right to purchase an additional 5,555,556 shares of the Company’s common stock upon exercise of the Nordic Put as a result of Nordic’s making an additional investment in the Hedrin JV of $500,000 in January 2010.  The Company is not in agreement with this claim, there is no adjustment to Nordic’s Put as a result of Nordic making additional capital contributions to the Hedrin JV.  In the letter to Nordic the Company also points out that Nordic’s valuation suggestions for the warrants issued in the 2010 Equity Financing ignore the concept of relative value inherent in the Hedrin JV Agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our results of operations and financial condition in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”) and our financial statements for the three month period ended March 31, 2010 included elsewhere in this report.

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

On March 8, 2010, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Ariston Pharmaceuticals, Inc., a Delaware corporation ("Ariston") and Ariston Merger Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the "Merger Sub").  Pursuant to the terms and conditions set forth in the Merger Agreement, on March 8, 2010, the Merger Sub merged with and into Ariston (the "Merger"), with Ariston being the surviving corporation of the Merger.  As a result of the Merger, Ariston became a wholly-owned subsidiary of the Company.  The operating results of Ariston from March 8, 2010 to March 31, 2009 are included in the accompanying Condensed Consolidated Statements of Operations.  The Condensed Consolidated Balance Sheet as of March 31, 2010 reflects the acquisition of Ariston, effective March 8, 2010, the date of the Merger.

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

Results Of Operations

Three-month Period ended March 31, 2010 vs 2009

	Quarters ended March 31,		Increase	% Increase
	2010	2009	(decrease)	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$-	$-	$-	0.00%
Other research and development expenses	18,000	45,000	(27,000)	-60.00%
Total research and development expenses	18,000	45,000	(27,000)	-60.00%
General and administrative:
Share-based compensation	191,000	104,000	87,000	83.65%
Other general and administrative expenses	320,000	408,000	(88,000)	-21.57%
Total general and administrative expenses	511,000	512,000	(1,000)	-0.20%
Other income/(expense)	(1,104,000)	(205,000)	(899,000)	438.54%
Net loss	$1,633,000	$762,000	$871,000	114.30%

During each of the three month periods ended March 31, 2010 and 2009, we did not recognize any revenues.  We are considered a development stage company and do not expect to have revenues relating to our products candidates prior to March 31, 2011, if at all.

For the quarter ended March 31, 2010 research and development expense was $18,000 as compared to $45,000 for the quarter ended March 31, 2009.  This decrease of $27,000, or 60%, is primarily due to there being no active product development projects during the 2010 period and limited product development activity during the 2009 period.

For the quarter ended March 31, 2010 general and administrative expense was $511,000 as compared to $512,000 for the quarter ended March 31, 2009.  This decrease of $1,000 is less than 1%.

For the quarter ended March 31, 2010 other income/(expense) was $(1,104,000) as compared to $(205,000) for the quarter ended March 31, 2009.  This change of $(899,000), or 439%, is primarily due to a change in fair value of a derivative of $872,000, an increase in interest expense of $111,000, a decrease in other income of $52,000 offset by a decrease in equity in losses of Hedrin JV of $136,000.

Net loss for the quarter ended March 31, 2010 was $1,633,000 as compared to $762,000 for the quarter ended March 31, 2009.  This increase of $871,000, or 114%, is primarily due to an increase in other expense of $899,000 and a decrease in research and development expenses of $27,000.

Liquidity and Capital Resources

From inception to March 31, 2010, we incurred a deficit during the development stage of $63,566,604 primarily as a result of our net losses, and we expect to continue to incur additional losses through at least March 31, 2011 and for the foreseeable future.  These losses have been incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations since inception primarily through equity and debt financings and a joint venture transaction.  During the quarter ended March 31, 2010, we had a net increase in cash and cash equivalents of $2.0 million.  This increase resulted largely from net cash provided by financing activities of $2.1 million and $0.5 million of cash acquired in the Ariston merger partially offset by net cash used in operating activities of $0.6 million.  Total liquid resources as of March 31, 2010 were $2.0 million compared to $18,000 at December 31, 2009.

Our current liabilities as of March 31, 2010 were $7,203,000 compared to $2,532,000 at December 31, 2009, an increase of $4,671,000.  As of March 31, 2010, we had working capital deficit of $4,917,000 compared to working capital deficit of $2,268,000 at December 31, 2009.

The Company received net proceeds of approximately $2,100,000 in March 2010 from the 2010 Equity Financing.  The Company also acquired $519,000 of cash in the merger with Ariston.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development.  Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.  Through March 31, 2010, a significant portion of our financing has been through private placements of common stock and warrants.  Unless our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through the similar sources of capital previously described.  We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.  We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future.

Based on the resources of the Company available at March 31, 2010, management believes that the Company has sufficient capital to fund its operations through 2010.  Management believes that the Company will need additional equity or debt financing or will need to generate positive cash flow from the Hedrin JV, or generate revenues through licensing of its products or entering into strategic alliances to be able to sustain its operations into 2011.  Furthermore, the Company will need additional financing thereafter to complete development and commercialization of its products.  There can be no assurances that we can successfully complete development and commercialization of our products.

These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have reported net losses of $1,633,000 and $762,000 for the three month periods ended March 31, 2010 and 2009, respectively.  The net loss attributable to common shares from date of inception, including preferred stock dividends, August 6, 2001 to March 31, 2010, amounts to $63,567,000.  Management believes that we will continue to incur net losses through at least March 31, 2011.

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

The Hedrin JV is responsible for the development and commercialization of Hedrin for the North American market and all associated costs including clinical trials, if required, regulatory costs, patent costs, and future milestone payments owed to Thornton & Ross Ltd., or T&R, the licensor of Hedrin.  The Hedrin JV has engaged us to provide management services to the Hedrin JV in exchange for an annualized management fee, which for the three month periods ended March 31, 2010 and 2009 was approximately $75,000 and $109,000, respectively.

The profits of the Hedrin JV will be shared by us and Nordic in accordance with our respective equity interests in the Hedrin JV, of which we each currently hold 47.62%, except that Nordic is entitled to receive a minimum return each year from the Hedrin JV equal to 6% on Hedrin sales, as adjusted for any change in Nordic’s equity interest in the Hedrin JV, before any distribution is made to us.  If the Hedrin JV realizes a profit in excess of the Nordic minimum return in any year, then such excess shall first be distributed to us until our distribution and the Nordic minimum return are in the same ratio as our respective equity interests in the Hedrin JV and then the remainder, if any, is distributed to Nordic and us in the same ratio as our respective equity interests.  However, in the event of a liquidation of the Hedrin JV, Nordic’s distribution in liquidation must equal the amount Nordic invested in the Hedrin JV ($5.5 million) plus 10% per year, less the cumulative distributions received by Nordic from the Hedrin JV before any distribution is made to us.  If the Hedrin JV’s assets in liquidation exceed the Nordic liquidation preference amount, then any excess shall first be distributed to us until our distribution and the Nordic liquidation preference amount are in the same ratio as our respective equity interests in the Hedrin JV and then the remainder, if any, is distributed to Nordic and us in the same ratio as our respective equity interests.  Further, in no event shall Nordic’s distribution in liquidation be greater than assets available for distribution in liquidation.

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

Pursuant to the joint venture agreement, Nordic has the right to put all or a portion of its interest in the Hedrin JV in exchange for such number of shares of our common stock equal to the amount of Nordic’s investment in the Hedrin JV divided by $0.07, as adjusted for the 2010 Equity Financing, and as further adjusted from time to time for stock splits and other specified events, multiplied by a conversion factor, which is (i) 1.00 for so long as Nordic's distributions from the Hedrin JV are less than the amount of its investment, (ii) 1.25 for so long as Nordic's distributions from the Hedrin JV are less than two times the amount of its investment but greater than or equal to the amount of its investment amount, (iii) 1.50 for so long as Nordic's distributions from the Hedrin JV are less than three times the amount of its investment but greater than or equal to two times the amount of its investment amount, (iv) 2.00 for so long as Nordic's distributions from the Hedrin JV are less than four times the amount of its investment but greater than or equal to three times the amount of its investment amount and (v) 3.00 for so long as Nordic’s distributions from Hedrin JV are greater than or equal to four times the amount of its investment.  The put right expires upon the earlier to occur of (i) February 25, 2018 and (ii) 30 days after the date when Nordic's distributions from the Hedrin JV exceed five times the amount Nordic has invested in the Hedrin JV (or 10 days after such date if we have provided Nordic notice thereof).

Pursuant to the joint venture agreement, we have the right to call all or a portion of Nordic's equity interest in the Hedrin JV in exchange for such number of shares of our common stock equal to the portion of Nordic's investment in the Hedrin JV that we call by the dollar amount of Nordic's investment as of such date in the Hedrin JV, divided by $0.07, as adjusted for the sale of  the Secured 12% Notes in the fourth quarter of 2008, and as further adjusted from time to time for stock splits and other specified events.  The call right is only exercisable by us if the price of our common stock has closed at or above $1.40 per share for 30 consecutive trading days.  During the first 30 consecutive trading days in which our common stock closes at or above $1.40 per share, we may exercise up to 25% of the call right.  During the second 30 consecutive trading days in which our common stock closes at or above $1.40 per share, we may exercise up to 50% of the call right on a cumulative basis.  During the third consecutive 30 trading days in which our common stock closes at or above $1.40 per share, we may exercise up to 75% of the call right on a cumulative basis.  During the fourth consecutive 30 days in which our common stock closes at or above $1.40 per share, we may exercise up to 100% of the call right on a cumulative basis.  Nordic may refuse the call, either by paying $1.5 million multiplied by the percentage of Nordic's investment being called or forfeiting an equivalent portion of the put right, calculated on a pro rata basis for the percentage of the Nordic equity interest called by us.   The call right expires on February 25, 2013.  For purposes of Nordic’s right to put, and our right to call, all or a portion of Nordic’s equity interest in the Hedrin JV, the amount of Nordic’s investment is currently $5,000,000.

In connection with our joint venture agreement, on February 25, 2008, Nordic paid us a non-refundable fee of $150,000 in exchange for the right to receive a warrant to purchase up to 14,285,714 shares of our common stock at $0.07 per share, as adjusted for the 2010 Equity Financing, and as further adjusted from time to time for stock splits and other specified events.

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

The General Partner was unable to determine the fair market value of the shares.  The contributing Limited Partner, Nordic, determined in good faith that the fair market value of the shares is equal to the most recent valuation.  The most recent valuation was the February 2009 investment of $1,500,000 into the Hedrin JV by Nordic at $5,000 per share.  As a result of Nordic’s investing an additional $500,000 in the Hedrin JV, the ownership percentages of the Hedrin JV have changed from 50% to Nordic and 50% for the Company to 52.38% to Nordic and 47.62% for the Company.  In the event that Nordic exercises its option to invest the remaining $500,000 of the $1,000,000 capital increase then the ownership percentage shall change to 54.55% for Nordic and 45.45% for the Company.

Disagreement with Nordic
In April 2010 Nordic filed a Schedule 13D/A (the “Amended 13D”). We are not in agreement with the Amended 13D and have written a letter to Nordic explaining its disagreements.  The Amended 13D shows an aggregate number of shares of the Company’s common stock beneficially owned by Nordic of 216,666,666, or 65.5%.  We believe the correct beneficial ownership is 85,714,286 shares, or 42.9%.  The Amended 13D/A states that Nordic does not believe the Company’s determination of the anti-dilution shares accruing to Nordic as a result of the 2010 Equity Financing was neither reasonable nor made in good faith.  As we have previously stated we believe our determination was both reasonable and made in good faith.  The Amended 13D/A further states that Nordic acquired the right to purchase an additional 5,555,556 shares of the Company’s common stock upon exercise of the Nordic Put as a result of Nordic’s making an additional investment in the Hedrin JV of $500,000 in January 2010.  We are not in agreement with this claim, there is no adjustment to Nordic’s Put as a result of Nordic making additional capital contributions to the Hedrin JV.  In the letter to Nordic the Company also points out that Nordic’s valuation suggestions for the warrants issued in the 2010 Equity Financing ignore the concept of relative value inherent in the Hedrin JV Agreement.

2010 Equity Financing

On March and April 2010, we raised aggregate gross proceeds of approximately $2.6 million pursuant to a private placement of our securities (the “2010 Equity Financing”).  We sold an aggregate of 104.3 Units  for a purchase price of $25,000 per Unit.  We issued to each Investor units (the "Units") consisting of  357,143 shares of common stock, $0.001 par value per share of the Company and 535,714 warrants, each of which will entitle the holder to purchase one additional share of Common Stock for a period of five years at an exercise price of $0.08 per share. In addition in April 2010, the holder of the 12% Convertible Note with a stated value of $400,000 and $21,886 of accrued interest, exercised its option to convert its Debenture (including all accrued interest thereon) into 16.88 Units.  The conversion price was equal to the per Unit purchase price paid by the Investors in the private placement.

Convertible 12% Note Payable

In October 2009, we sold a 12% Original Issue Discount Senior Subordinated Convertible Debenture with a stated value of $400,000 and a warrant to purchase 2,222,222 shares of the Company’s common stock, par value $.001 per share  for a purchase price of $200,000.  The Convertible 12% Note is convertible into shares of Common Stock at an initial conversion price of $0.09 per share, subject to adjustment, or, in the event the Company issues new securities in connection with a financing, the Convertible 12% Note may be converted into such new securities at a conversion price equal to the purchase price paid by the purchasers of such new securities.  The Convertible 12% Note was converted into the 2010 Equity Financing in April 2010 as described above.

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

To secure our obligations under the notes, we entered into a security agreement and a default agreement with the investors. The security agreement provides that the notes will be secured by a pledge of our assets other than (i) our interest in the Hedrin joint venture, including, without limitation, our interest in H Pharmaceuticals K/S and H Pharmaceuticals General Partner ApS, (ii) our rent deposit for our former office space, (iii) our refund of a prepayment and (iv) our tax refund for the 2007 fiscal year from the State of New York and City of New York.  In addition, to provide additional security for our obligations under the notes, we entered into a default agreement, which provides that upon an event of default under the notes, we shall, at the request of the holders of the notes, use our reasonable commercial efforts to either (i) sell a part or all of our interests in the Hedrin JV or (ii) transfer all or part of our interest in the Hedrin JV to the holders of the notes, as necessary, in order to fulfill our obligations under the notes, to the extent required and to the extent permitted by the applicable Hedrin JV agreements.

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

In the U.S., Manhattan Pharmaceuticals, through the Hedrin JV, is pursuing the development of Hedrin as a medical device.  In January 2009, the U.S. Food and Drug Administration (“FDA”) Center for Devices and Radiological Health (“CDRH”) notified H Pharmaceuticals that Hedrin had been classified as a Class III medical device.  A Class III designation means that a Premarket Approval (“PMA”) Application will need to be obtained before Hedrin can be marketed in the U.S.  The Company expects to be required to complete at least one clinical trial as part of that PMA Application.  At a July 2009 meeting with the FDA, the FDA requested of the Hedrin JV that the confirmatory clinical trials consist of two parallel studies.  The Hedrin JV estimates that each of the parallel studies will consist of 60 patients.  In April 2010, the Hedrin JV received correspondence from the FDA in which the FDA raised certain questions about the non-clinical aspects of Hedrin.  The Hedrin JV is in the process of responding to those questions and will not be able to commence the confirmatory clinical trials until such questions are responded to, to the satisfaction of the FDA.

To date, we have incurred $1,084,000 of project costs for the development of Hedrin.  None of these costs were incurred during the three month period ended March 31, 2010.  We do not expect to incur any future costs as the Hedrin JV is now responsible for all costs associated with Hedrin.

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

In July 2008, we announced the results of a Phase 2a clinical study where PTH (1-34) failed to show statistically or clinically meaningful improvements in psoriasis as compared to the vehicle (placebo).  The Company has conducted no further clinical activities with PTH (1-34), terminated the agreement with IGI in May 2009 and has no further financial liability or commitment to IGI under the license agreement.

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

To date, we have incurred $6,504,000 of project costs related to our development of Topical PTH (1-34).  These project costs have been incurred since April 1, 2005, the date of the Tarpan Therapeutics acquisition.  None of these costs were incurred during the three month period ended March 31, 2010.

Summary of Contractual Commitments

Employment Agreement

None.

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

Share-Based Compensation

We have stockholder-approved stock incentive plans for employees, directors, officers and consultants.  Prior to January 1, 2006, we accounted for the employee, director and officer plans using the intrinsic value method. Effective January 1, 2006, we adopted the share-based payment method for employee options using the modified prospective transition method. This new method of accounting for stock options eliminated the option to use the intrinsic value method and required us to expense the fair value of all employee options over the vesting period.  Under the modified prospective transition method, we recognized compensation cost which includes a) period compensation cost related to share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions; and b) period compensation cost related to share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the new accounting methodology. In accordance with the modified prospective method, we have not restated prior period results.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
Our exposure to market risk is confined to our cash and cash equivalents. We have attempted to minimize risk by investing in high-quality financial instruments, primarily money market funds with no security having an effective duration longer than 90 days. If the market interest rate decreases by 100 basis points or 1%, the fair value of our cash and cash equivalents portfolio would have minimal to no impact on the carrying value of our portfolio. We did not hold any derivative instruments as of March 31, 2010, and we have never held such instruments in the past.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Operating and Financial Officer concluded that our disclosure controls and procedures were effective as of that date to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded , processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to the our management, including our Chief Operating and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)) during  the quarter ended March 31, 2010 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Changes in Internal Control

During the quarter ended March 31, 2010, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

We are controlled by current officers, directors and principal stockholders; a dispute with our Hedrin JV joint venture partner may adversely affect the Company.

Our directors, executive officers and principal stockholders beneficially own approximately 20 percent of our outstanding voting stock and, including shares underlying outstanding options and warrants.   In addition, Nordic Biotech Venture Fund has the right to acquire up to 85,714,285 shares of our common stock which would result in Nordic owning approximately 43% of our common stock as of March 23, 2010 (although, as described in Note 18 to our financial statements at and for the Years ended December 231, 2009 and 2008, and as described in an amendment to Nordic’s 13-D filing with respect to the Company, an anti-dilution calculation with respect to this amount has been disputed by Nordic; Nordic alleges that using an alternative approach to valuing the Company’s recent private placement of stock and warrants, an approach that the Company believes is neither correct nor appropriate, as a result of the anti-dilution adjustment Nordic would beneficially own 85,714,286 shares of our common stock, which represents 42.9% of our common stock as of March 23, 2010).  Through its stock ownership, its right to acquire additional shares, its substantial control over the management of the Hedrin JV (which includes the ability to terminate our management contract with the Hedrin JV), Nordic has the ability to exert substantial influence over the election of our Board of Directors, the outcome of issues submitted to our stockholders, the development of Hedrin and our ability, as a company, to benefit from the successful development of Hedrin.  Even without the exercise of its rights to acquire additional shares of our common stock, our directors, officers and principal stockholders, taken as a whole, have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues submitted to our stockholders.  Any dispute with Nordic, including the dispute concerning the appropriate valuation methodology for the antidilution calculation, may adversely affect the Company’s operations and the Company’s ability to raise additional capital in the future, and may divert the Company’s limited management time and attention,

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive and Financial Officer

32.1	Certifications of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANHATTAN PHARMACEUTICALS, INC.

Date: May 24, 2010	By:	/s/ Michael G. McGuinness
Michael G. McGuinness
Principal Executive Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

31.1	Certification of Principal Executive and Financial Officer.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.