Form 10-Q
period 2010-06-30
MANHATTAN PHARMACEUTICALS INC
filed 2010-08-16
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

As of August 13, 2010 there were 120,965,260 shares of the issuer’s common stock, $.001 par value, outstanding.

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

Part I – Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$1,572,031	$17,996
Debt issue costs, current portion	96,496	158,552
Other current assets	157,706	87,177
Total current assets	1,826,233	263,725

In-process research and development	17,742,110	-
Property and equipment, net	4,001	3,541
Debt issue costs	-	77,026
Other assets	21,370	21,370
Total assets	$19,593,714	$365,662

Liabilities and Stockholders' Deficiency
Current Liabilities:
Notes payable, current portion, net	$2,012,720	$1,274,062
Accounts payable and accrued expenses	373,795	291,175
Interest payable, current portion	351,574	182,193
Derivative liability	2,190,163	784,777

Total current liabilities	4,928,252	2,532,207

Notes payable, noncurrent portion, net	16,258,026	614,181
Interest payable, noncurrent portion	240,377	55,048
Exchange obligation	3,949,176	3,949,176
Total liabilities	25,375,831	7,150,612

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value. Authorized 1,500,000 shares; no shares issued and outstanding at June 30, 2010 and December 31, 2009	-	-
Common stock, $.001 par value. Authorized 500,000,000 shares; 120,965,260 shares issued and outstanding at June 30, 2010 and 70,624,232 issued and outstanding on December 31, 2009	120,966	70,624
Contingently issuable shares	15,890	-
Additional paid-in capital	55,797,295	55,077,861
Deficit accumulated during the development stage	(61,716,268)	(61,933,435)
Total stockholders’ deficiency	(5,782,117)	(6,784,950)
Total liabilities and stockholders' deficiency	$19,593,714	$365,662

See accompanying notes to condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended June 30,		Six months ended June 30,		Cumulative period from August 6, 2001 (inception) to June 30,
	2010	2009	2010	2009	2010
Revenue	$-	$-	$-	$-	$-

Costs and expenses:
Research and development	50,999	6,644	68,766	51,580	28,400,977
General and administrative	474,092	470,616	985,770	983,017	19,179,226
In-process research and development charge	-	-	-	-	11,887,807
Impairment of intangible assets	-	-	-	-	1,248,230
Loss on disposition of intangible assets	-	-	-	-	1,213,878

Total operating expenses	525,091	477,260	1,054,536	1,034,597	61,930,118

Operating loss	(525,091)	(477,260)	(1,054,536)	(1,034,597)	(61,930,118)

Other (income) expense:
Equity in losses of Hedrin JV	-	95,900	-	231,686	750,000
Change in fair value of derivative	(2,808,996)	746,667	(1,866,735)	816,667	(1,436,665)
Interest and other income	(76,716)	(61,900)	(152,030)	(188,627)	(2,019,259)
Interest expense	351,215	134,510	587,992	259,960	1,229,392
Loss on early extinguishment of debt	159,070	-	159,070	-	159,070
Realized gain on sale of marketable equity securities	-	-	-	-	(76,032)

Total other (income) expense	(2,375,427)	915,177	(1,271,703)	1,119,686	(1,393,494)

Net income (loss)	1,850,336	(1,392,437)	217,167	(2,154,283)	(60,536,624)

Preferred stock dividends (including imputed amounts)	-	-	-	-	(1,179,644)

Net income (loss) applicable to common shares	$1,850,336	$(1,392,437)	$217,167	$(2,154,283)	$(61,716,268)

Net income (loss) per common share:
Basic and diluted	$0.02	$(0.02)	$0.00	$(0.03)

Weighted average shares of common stock outstanding:
Basic and diluted	120,429,688	70,624,232	102,635,925	70,624,232

See accompanying notes to condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Equity (Deficiency)
(Unaudited)
	Common stock shares	Common stock amount	Additional paid- in capital	Deficit accumulated during the development stage	Other	Total stockholders’ equity (deficiency)
Stock issued at $0.0004 per share for subscription receivable	10,167,741	$10,168	$(6,168)	$-	$(4,000)	$-
Net loss	-	-	-	(56,796)	-	(56,796)
Balance at December 31, 2001	10,167,741	10,168	(6,168)	(56,796)	(4,000)	(56,796)
Proceeds from subscription receivable	-	-	-	-	4,000	4,000
Stock issued at $0.0004 per share for license rights	2,541,935	2,542	(1,542)	-		1,000
Stock options issued for consulting services	-	-	60,589	-	(60,589)	-
Amortization of unearned consulting services	-	-	-	-	22,721	22,721
Common stock issued at $0.63 per share, net of expenses	3,043,332	3,043	1,701,275	-	-	1,704,318
Net loss	-	-		(1,037,320)		(1,037,320)
Balance at December 31, 2002	15,753,008	15,753	1,754,154	(1,094,116)	(37,868)	637,923

Common stock issued at $0.63 per share, net of expenses	1,321,806	1,322	742,369	-		743,691
Effect of reverse acquisition	6,287,582	6,287	2,329,954	-		2,336,241
Amortization of unearned consulting costs	-	-	-	-	37,868	37,868
Unrealized loss on short-term investments	-	-	-	-	(7,760)	(7,760)
Payment for fractional shares for stock combination	-	-	(300)	-		(300)
Preferred stock issued at $10 per share, net of expenses	-	-	9,045,176	-	1,000	9,046,176
Imputed preferred stock dividend			418,182	(418,182)		-
Net loss	-	-	-	(5,960,907)		(5,960,907)
Balance at December 31, 2003	23,362,396	23,362	14,289,535	(7,473,205)	(6,760)	6,832,932
						-
Exercise of stock options	27,600	27	30,073	-		30,100
Common stock issued at $1.10, net of expenses	3,368,952	3,369	3,358,349	-		3,361,718
Preferred stock dividend accrued	-	-	-	(585,799)		(585,799)
Preferred stock dividends paid by issuance of shares	-	-	281,073	-	25	281,098
Conversion of preferred stock to common stock at $1.10 per share	1,550,239	1,551	(1,380)	-	(171)	-
Warrants issued for consulting services	-	-	125,558	-	(120,968)	4,590
Amortization of unearned consulting costs	-	-	-	-	100,800	100,800
Unrealized gain on short-term investments and reversal of unrealized loss on short-term investments	-	-	-	-	20,997	20,997
Net loss	-	-	-	(5,896,031)	-	(5,896,031)
Balance at December 31, 2004	28,309,187	28,309	18,083,208	(13,955,035)	(6,077)	4,150,405

Common stock issued at $1.11 and $1.15, net of expenses	11,917,680	11,918	12,238,291	-		12,250,209
Common stock issued to vendor at $1.11 per share in satisfaction of accounts payable	675,675	676	749,324	-		750,000
Exercise of stock options	32,400	33	32,367	-		32,400
Exercise of warrants	279,845	279	68,212	-		68,491
Preferred stock dividend accrued	-	-	-	(175,663)		(175,663)
Preferred stock dividends paid by issuance of shares	-	-	477,736	-	42	477,778
Conversion of preferred stock to common stock at $1.10 per share	8,146,858	8,147	(7,251)	-	(896)	-
Share-based compensation	-	-	66,971	-	20,168	87,139
Reversal of unrealized gain on short-term investments	-	-	-	-	(12,250)	(12,250)
Stock issued in connection with acquisition of Tarpan Therapeutics, Inc.	10,731,052	10,731	11,042,253	-		11,052,984
Net loss	-	-	-	(19,140,997)		(19,140,997)
Balance at December 31, 2005	60,092,697	60,093	42,751,111	(33,271,695)	987	9,540,496

Cashless exercise of warrants	27,341	27	(27)	-		-
Share-based compensation	-	-	1,675,499	-		1,675,499
Unrealized loss on short-term investments	-	-	-	-	(987)	(987)
Costs associated with private placement	-	-	(15,257)	-		(15,257)
Net loss	-	-	-	(9,695,123)		(9,695,123)
Balance at December 31, 2006	60,120,038	60,120	44,411,326	(42,966,818)	-	1,504,628

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Equity (Deficiency)
(Unaudited)

	Common stock shares	Common stock amount	Additional paid-in capital	Deficit accumulated during the development stage	Other	Total stockholders’ equity (deficiency)
Common stock issued at $0.84 and $0.90 per shares, net of expenses	10,185,502	$10,186	$7,841,999	$-	$-	$7,852,185
Common stock issued to directors at $0.72 per share in satisfaction of accounts payable	27,776	28	19,972	-	-	20,000
Common stock issued in connection with in-licensing agreement at $0.90 per share	125,000	125	112,375	-	-	112,500
Common stock issued in connection with in-licensing agreement at $0.80 per share	150,000	150	119,850	-	-	120,000
Exercise of warrants	10,327	15	7,219	-	-	7,234
Cashless exercise of warrants	5,589	-	(6)	-	-	(6)
Share-based compensation	-	-	1,440,956	-	-	1,440,956
Warrants issued for consulting	-	-	83,670	-	-	83,670
Net loss	-	-	-	(12,032,252)		(12,032,252)
Balance at December 31, 2007	70,624,232	70,624	54,037,361	(54,999,070)	-	(891,085)
Sale of warrant	-	-	150,000	-	-	150,000
Share-based compensation	-	-	463,890	-	-	463,890
Warrants issued with secured 12% notes	-	-	170,128	-	-	170,128
Net loss	-	-	-	(4,268,858)	-	(4,268,858)
Balance at December 31, 2008	70,624,232	70,624	54,821,379	(59,267,928)	-	(4,375,925)
Cumulative effect of a change in accounting principle	-	-	(150,000)	127,778	-	(22,222)
Balance at January 1, 2009, as adjusted	70,624,232	70,624	54,671,379	(59,140,150)	-	(4,398,147)
Share-based compensation	-	-	353,438	-	-	353,438
Warrants issued with secured 12% notes	-	-	46,125	-	-	46,125
Warrant issued to placement agent - secured 12% notes	-	-	6,919	-	-	6,919
Net loss	-	-	-	(2,793,285)	-	(2,793,285)
Balance at December 31, 2009	70,624,232	70,624	55,077,861	(61,933,435)	-	(6,784,950)
Common stock issued at $0.07, net of expenses	43,278,605	43,279	2,542,207	-	-	2,585,486
Shares issued and issuable in Merger	7,062,423	7,063	1,468,984	-	15,890	1,491,937
Derivative liability associated with issuance of common stock at $0.07	-	-	(3,497,898)	-	-	(3,497,898)
Share-based compensation	-	-	206,141	-	-	206,141
Net income	-	-	-	217,167	-	217,167
Balance at June 30, 2010	120,965,260	$120,966	$55,797,295,	$(61,716,268)	$15,890	$(5,782,117)

See accompanying notes to condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
Condensed Consoliated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,		Cumulative period from August 6, 2001 (inception) to June 30,
	2010	2009	2010
Cash flows from operating activities:
Net income/(loss)	$217,167	$(2,154,283)	$(60,536,624)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Equity in losses of Hedrin JV	-	231,686	750,000
Share-based compensation	206,141	192,470	4,388,452
Amortization of OID and issue costs on Secured 12% Notes	207,612	248,856	791,585
Change in fair value of derivative	(1,866,735)	816,667	(1,436,665)
Loss on early extinguishment of debt	159,070	-	159,070
Shares issued in connection with in-licensing agreement	-	-	232,500
Amortization of intangible assets	-	-	145,162
Depreciation	2,383	3,063	229,845
Noncash portion of in-process research and development charge	-	-	11,721,623
Loss on impairment and disposition of intangible assets	-	-	2,462,108
Other	-	-	31,556
Changes in operating assets and liabilities, net of acquisitions:
Decrease in restricted cash	-	555,532	-
Decrease/(increase) in prepaid expenses and other current assets	50,341	(17,591)	21,407
Increase in other assets	-	-	(36,370)
Increase/(decrease) in accounts payable and accrued expenses	(354,993)	(458,125)	27,973
Increase in interest payable, current portion	169,381		169,381
Increase in interest payable, noncurrent portion	193,995		193,995
Net cash used in operating activities	(1,015,638)	(581,725)	(40,685,002)
Cash flows from investing activities:
Purchase of property and equipment	(2,844)	-	(242,452)
Cash acquired in connection with acquisitions	519,365	-	493,334
Net cash provided from the purchase and sale of short-term investments	-	-	435,938
Proceeds from sale of license	-	-	200,001
Net cash provided by investing activities	516,521	-	886,821
Cash flows from financing activities:
Proceeds from the Hedrin JV agreement	-	500,000	3,199,176
Proceeds from sale of notes payable	-	340,270	1,509,915
Repayments of notes payable	(110,334)	(70,000)	(968,236)
Proceeds related to sale of common stock, net	2,163,486	-	28,059,748
Proceeds from sale of preferred stock, net	-	-	9,046,176
Proceeds from exercise of warrants and stock options and sale of warrant	-	-	288,219
Other, net	-	-	235,214
Net cash provided by financing activities	2,053,152	770,270	41,370,212
Net increase in cash and cash equivalents	1,554,035	188,545	1,572,031
Cash and cash equivalents at beginning of period	17,996	106,023	-
Cash and cash equivalents at end of period	$1,572,031	$294,568	$1,572,031

See accompanying notes to condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(A Development Stage Company)
Condensed Consoliated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,		Cumulative period from August 6, 2001 (inception) to June 30,
	2010	2009	2010
Supplemental disclosure of cash flow information:
Interest paid	$15,949	$-	$41,982
Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for acquisitions	$1,491,937	$-	$14,881,163
Conversion of debt to common stock and warrants	422,000	-	422,000
In-process research and development acquired	17,742,110	-	17,742,110
Investment in Hedrin JV	-	500,000	750,000
Warrants issued with notes payable	-	53,044	250,562
Note issued to settle accrued expenses	-	-	211,900
Common stock issued in satisfaction of accounts payable	-	-	770,000
Imputed and accrued preferred stock dividend	-	-	1,179,644
Conversion of preferred stock to common stock	-	-	1,067
Preferred stock dividends paid by issuance of shares	-	-	759,134
Issuance of common stock in connection with in-licensing agreement	-	-	232,500
Marketable equity securities received in connection with sale of license	-	-	359,907
Warrants issued to consultant	-	-	83,670
Net liabilities assumed over assets acquired in business combination	-	-	(675,416)
Cashless exercise of warrants	-	-	33

See accompanying notes to condensed consolidated financial statements

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

As of June 30, 2010, the Company has not generated any revenues from the development of its products and is therefore still considered to be a development stage company.

On March 8, 2010, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Ariston Pharmaceuticals, Inc., a Delaware corporation ("Ariston") and Ariston Merger Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the "Merger Sub").  Pursuant to the terms and conditions set forth in the Merger Agreement, on March 8, 2010, the Merger Sub merged with and into Ariston (the "Merger"), with Ariston being the surviving corporation of the Merger.  As a result of the Merger, Ariston became a wholly-owned subsidiary of the Company.  The operating results of Ariston from March 8, 2010 to June 30, 2010 are included in the accompanying condensed consolidated statements of operations.  The condensed consolidated balance sheets as of June 30, 2010 reflects the acquisition of Ariston, effective March 8, 2010, the date of the Merger.

Segment Reporting

The Company has determined that it operates in only one segment currently, which is biopharmaceutical research and development.

Financial Instruments

At June 30, 2010 and December 31, 2009, the fair values of cash and cash equivalents, accounts payable, the convertible 5% notes payable, the ICON convertible note payable and the secured 12% notes payable approximate their carrying values.  At December 31, 2009 the fair value of the convertible 12% note does not approximate its carrying value as a portion of the fair value is reflected as a component of derivative liability. On April 8, 2010, the holder of the convertible 12% note exercised its option to convert (see Note 6).

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

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 New Accounting Pronouncements

 In May 2009, the Financial Accounting Standards Board (“FASB”) issued a statement which sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement was effective for interim or annual periods ending after June 15, 2009, and the Company adopted the provisions of this statement for the quarter ended June 30, 2009. The adoption of this statement did not have a material impact on the Company’s financial statements.  In February 2010, the FASB issued new accounting guidance that amends the previous guidance to (1) eliminate the requirement for an SEC filer to disclose the date through which it has evaluated subsequent events, (2) clarify the period through which conduit bond obligors must evaluate subsequent events and (3) refine the scope of the disclosure requirements for reissued financial statements. The Company adopted this new accounting guidance for the quarterly period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.  The Company has evaluated all events or transactions that occurred after June 30, 2010 up through the date we issued these financial statements, and we have disclosed all events or transactions that have a material impact on the Company’s financial statements.

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

 In April 2010, the FASB issued a new pronouncement “Revenue Recognition – Milestone Method”. This pronouncement provides  guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  The following criteria must be met for a milestone to be considered substantive.  The consideration earned by achieving the milestone should 1.  Be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone.  2, Related solely to past performance.  3.  Be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.  This pronouncement is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The adoption of this guidance does not have a material impact on our financial statements.

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

Under the terms of the Merger Agreement, the consideration payable by the Company to the stockholders and note holders of Ariston consists of the issuance of 7,062,423 shares of the Company's common stock, par value $0.001 per share, ("Common Stock") at Closing (as defined in the Merger Agreement) plus the right to receive up to an additional 24,718,481 shares of Common Stock (the “Milestone Shares”) upon the achievement of certain product-related milestones described below.  In addition, the Company has reserved 38,630,723 shares of its Common Stock for possible future issuance in connection with the conversion of $15.45 million of outstanding Ariston convertible promissory notes.  The noteholders will not have any recourse to the Company for repayment of the notes (their sole recourse being to Ariston), but the noteholders will have the right to convert the notes into shares of the Company's Common Stock at the rate of $0.40 per share.  Further, the Company has reserved 5,000,000 shares of its Common Stock for possible future issuance in connection with the conversion of the $1.0 million outstanding Ariston convertible promissory note issued in satisfaction of a trade payable.  The noteholder will not have any recourse to the Company for repayment of the note (their sole recourse being to Ariston), but the noteholder will have the right to convert the note into shares of the Company's Common Stock at the rate of $0.20 per share.

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

The Company merged with Ariston principally to add new products to our portfolio. Prior to the Merger, Ariston was a private, clinical stage specialty biopharmaceutical company based in Shrewsbury, Massachusetts that in-licensed, developed and planned to market novel therapeutics for the treatment of serious disorders of the central and peripheral nervous systems.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Merger date fair value of the total consideration paid was $1,491,937 which consisted of 7,062,423 shares of the Company’s common stock issued upon the Merger and 15,890,452 contingently issuable shares upon Ariston’s attaining certain milestones as described above.  The Company does not believe the attainment of the milestone for AST-915 is highly probable and has recorded no contingent consideration relative to it.  The par value of the contingently issuable common shares is reflected in the accompanying condensed consolidated balance sheets as of June 30, 2010 as a component of stockholders’ deficiency, contingently issuable shares.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Merger date:

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

 The following supplemental pro forma information presents the financial results as if the acquisition of Ariston had occurred on January 1, 2009 for the quarter ended June 30, 2009 and six month period ended June 30, 2009  and on January 1, 2010 for the quarter ended June 30, 2010 and the six month period ended June30, 2010.  This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2009 or January 1, 2010, nor are they indicative of future results.

Pro forma consolidated results:	Quarter ended June 30,		Six Months ended June 30,
	2009	2010	2009	2010
Revenue	$-	$-	$-	$-
Net loss	$(2,043,274)	$1,850,336	$(3,597,503)	$63,164
Basic and diluted earnings per share	$(0.03)	$0.01	$(0.05)	$0.00

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	LIQUIDITY

The Company had a net income of $217,167 and negative cash flows from operating activities of $1,015,638 for the six month period ended June 30, 2010. The net loss applicable to common shares from date of inception, August 6, 2001, to June 30, 2010 amounts to $61,716,268.

During the six months ended June 30,  2009 the Company received approximately $0.3 million from the final closing of the sale of Secured 12% Notes and approximately $0.5 million from a joint venture agreement.

During the six months ended June 30,  of 2010, the Company received $40,000 from Ariston Pharmaceuticals, Inc. in exchange for notes in January 2010 and approximately $2.2 million from an equity financing transaction (see Note 7). In addition approximately $422, 000 of notes payable and interest payable thereon was converted into this equity financing transaction.  The Company repaid the $40,000 received from Ariston in the first quarter of 2010 and the $27,000 received from Ariston in the fourth quarter of 2009 together with interest thereon prior to the Merger.

Management believes that the Company will continue to incur net losses through at least June 30, 2011 and for the foreseeable future thereafter.  Based on the resources of the Company available at June 30, 2010, management believes that the Company has sufficient capital to fund its operations through the end of 2010.  Management believes that the Company will need additional equity or debt financing or will need to generate positive cash flow from a joint venture agreement, see Note 5, or generate revenues through licensing of its products or entering into strategic alliances to be able to sustain its operations into 2011.  Furthermore, the Company will need additional financing thereafter to complete development and commercialization of our products.  There can be no assurances that we can successfully complete development and commercialization of our products.

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

Basic net income (loss) per common share is calculated by dividing net income (loss)  applicable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted net income (loss)  per common share is the same as basic net income (loss)  per common share for the three and six months ended June 30, 2009, since potentially dilutive securities from stock options and stock warrants would have an antidilutive effect because the Company incurred a net loss during each of those periods.  The amounts of potentially dilutive securities excluded from the calculation were 213,918,782 and 99,159,628 shares at June 30, 2010 and December 31, 2009, respectively.  These amounts do not include the 71,428,571 shares issuable upon the exercise of the put or call rights issued in connection with the Hedrin JV (see Note 5) which were subject to anti-dilution rights upon the issuance of common shares in the 2010 equity financing transaction (see Note 7).  At June 30, 2010, all of the dilutive securities are out of the money and are, therefore, excluded from the computation of diluted earnings per share for the three and six month periods ended June 30, 2010.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	SHARE-BASED COMPENSATION

The Company has stockholder-approved stock incentive plans for employees, directors, officers and consultants.  Prior to January 1, 2006, the Company accounted for the employee, director and officer plans using the intrinsic value method. On January 1, 2006, the Company adopted the share-based payment method for employee options using the modified prospective transition method.  Under the modified prospective transition method, the Company recognized compensation cost for the quarters ended June 30, 2010 and 2009 which includes a) period compensation cost related to share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions; and b) period compensation cost related to share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the new accounting methodology. In accordance with the modified prospective method, the Company has not restated prior period results.

The Company recognizes compensation expense related to stock option grants on a straight-line basis over the vesting period.    The Company recognized share-based compensation cost of $15,259 and $88,373 for the three month periods ended June 30, 2010 and 2009 respectively, and $206,141 and $192,470 for the six month periods ended June 30, 2010 and 2009, respectively.  The Company did not capitalize any share-based compensation cost.

Options granted to consultants and other non-employees are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is amortized to consulting expense over the related vesting period.  Accordingly, such options are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is amortized to consulting expense over the related vesting period.  As a result of adjusting consultant and other non-employee options to fair value, the Company recognized share-based compensation (credit) / cost of $(175) and $74, respectively, for the three-and six months ended June 30, 2009 and $392 and $770, respectively, for the three-and six months ended June 30, 2009.  The Company has allocated share-based compensation costs to general and administrative and research and development expenses as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
General and administrative expense:
Share-based employee compensation cost	$15,434	$87,981	$206,067	$191,700
Share-based consultant and non-employee cost	(17)	39	7	77
	15,417	88,020	206,074	191,777
Research and development expense:
Share-based employee compensation cost	-	-	-	-
Share-based consultant and non-employee cost	(157)	353	67	693
	(157)	353	67	693
Total share-based cost	$15,260	$88,373	$206,141	$192,470

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

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges in 2010 and 2009:

	Six months ended June 30,
	2010	2009

Expected volatility	88%	93%

Dividend yield	-	-

Expected term (in years)	5.7	6

Risk-free interest rate	2.46%	2.08%

The Company has shareholder-approved incentive stock option plans for employees under which it has granted non-qualified and incentive stock options.  In December 2003, the Company established the 2003 Stock Option Plan (the “2003 Plan”), which provided for the granting of up to 5,400,000 options to officers, directors, employees and consultants for the purchase of stock.  In August 2005, the Company increased the number of shares of common stock reserved for issuance under the 2003 Plan by 2,000,000 shares.  In May 2007, the Company increased the number of shares of common stock reserved for issuance under the 2003 Plan by 3,000,000 shares.  In November 2009, the Company increased the number of shares of common stock reserved for issuance under the 2003 plan by an additional 4,600,000 shares.  At June 30, 2010, 15,000,000 shares were authorized for issuance.  The options have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally 3 years) and are issued at an exercise price equal to or greater than the fair market value of the shares at the date of grant.  The 2003 Plan expires on December 10, 2013 or when all options have been granted, whichever is sooner. At June 30, 2010 options to purchase 11,574,936 shares were outstanding, 27,776 shares of common stock were issued and  there were 4,524,528 shares reserved for future grants under the 2003 Plan.

In July 1995, the Company established the 1995 Stock Option Plan (the”1995 Plan”), which provided for the granting of options to purchase up to 130,000 shares of the Company’s common stock to officers, directors, employees and consultants.  The 1995 Plan was amended several times to increase the number of shares reserved for stock option grants.  In June 2005 the 1995 Plan expired and no further options can be granted.   At June 30, 2010 options to purchase 1,127,240 shares were outstanding and no shares were reserved for future stock option grants under the 1995 Plan.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s stock options as of June 30, 2010 and changes during the period then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	7,459,936	$0.718	6.160
Granted	4,125,000	$0.070	5.700
Exercised	-
Cancelled	10,000
Outstanding at June 30, 2010	11,574,936	$0.487	6.430	$-

Exercisable at June 30, 2010	9,983,269	$0.554	5.920	$-

Weighted-average fair value of options granted during the six month period ended June 30, 2010	$0.046

As of June 30, 2010, the total compensation cost related to nonvested option awards not yet recognized is $67,763.  The weighted average period over which it is expected to be recognized is approximately 2.66 years.

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

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2009, the Company’s exchange obligation increased by $1,000,000 and the Company’s investment in the Hedrin JV increased by $500,000 as a result of the investment by Nordic of an additional $1.25 million into the Hedrin JV, the reclassification of the advance made by Nordic in June 2008 to the Hedrin JV of $250,000 into an equity interest and the payment of $500,000 by the Hedrin JV to the Company. At June 30, ,2010, the Company’s exchange obligation is $3,949,176.

During the six months ended June 30, 2010 and 2009, the Company recognized $0 and $231,686, respectively, of equity in the losses of the Hedrin JV.  This reduced the carrying value of its investment in the Hedrin JV to $0 at June 30, 2010 and $268,314 at June 30, 2009.  As of June 30, 2010, the Company’s estimated share of the losses is $840,000; equity in losses previously recognized was $500,000 leaving an estimated balance of $340,000 of losses that was not recognized as of June 30, 2010.

The Hedrin JV is responsible for the development and commercialization of Hedrin for the North American market and all associated costs including clinical trials, if required, regulatory costs, patent costs, and future milestone payments owed to T&R, the licensor of Hedrin.

The Hedrin JV has engaged the Company to provide management services to the Limited Partnership in exchange for a management fee.  For the six months ended June 30, 2010 and 2009, the Company has recognized $150,000 and $183,845, respectively, of other income from management fees earned from the Hedrin JV which is included in the Company’s statements of operations for the six months ended June 30, 2010 and 2009 as a component of interest and other income.

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

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2010 Nordic filed a Schedule 13D/A (the “ Amended 13D ”) with the SEC. The Company is not in agreement with the Amended 13D and has written a letter to Nordic explaining its disagreements.  The Amended 13D shows an aggregate number of shares of the Company’s common stock beneficially owned by Nordic of 216,666,666, or 65.5%.  The Company believes the correct beneficial ownership is 85,714,286 shares, or 42.9%.  The Amended 13D/A states that Nordic does not believe the Company’s determination of the anti-dilution shares accruing to Nordic as a result of the 2010 Equity Financing was neither reasonable nor made in good faith.  As the Company has previously stated we believe our determination was both reasonable and made in good faith.  The Amended 13D/A further states that Nordic acquired the right to purchase an additional 5,555,556 shares of the Company’s common stock upon exercise of the Nordic Put as a result of Nordic’s making an additional investment in the Hedrin JV of $500,000 in January 2010.  The Company is not in agreement with this claim and there is no adjustment to Nordic’s Put as a result of Nordic making additional capital contributions to the Hedrin JV.  In the letter to Nordic the Company also points out that Nordic’s valuation suggestions for the warrants issued in the 2010 Equity Financing ignore the concept of relative value inherent in the Hedrin JV Agreement.

6.	NOTES PAYABLE

The following is a summary of Notes Payable at June 30, 2010:

	Current portion, net	Noncurrent portion, net	Total
Secured 10% Notes Payable	$-	$-	$-
Secured 12% Notes Payable	1,679,387	-	1,679,387
8% Note Payable	-	-	-
Non-interest Bearing Note Payable	-	221,900	221,900
Convertible 12% Note Payable	-	-	-
Convertible 5% Notes Payable	-	15,452,793	15,452,793
ICON Convertible Note Payable	333,333	583,333	916,666
Total	$2,012,720	$16,258,026	$18,270,746

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

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

National Securities Corporation (“National”) was the placement agent for the Secured 12% Notes Transaction.  National’s compensation for acting as placement agent is a cash fee of 10% of the gross proceeds received, a non-accountable expense allowance of 1.5% of the gross proceeds, reimbursement of certain expenses and a warrant to purchase such number of shares of the Company’s common stock equal to 15% of the shares underlying the warrants issued to the investors.  The Company paid National a total of $202,000 in placement agent fees, a non-accountable expense allowance and reimbursement of certain expenses.  In addition, the Company issued warrants to purchase 8.6 million shares of the Company’s common stock at $0.09 per share.  These warrants were valued at $29,110 and are a component of Secured 12% notes payable issue costs.  The warrants expire on December 31, 2013.

The Secured 12% Notes mature two years after issuance.  Interest on the Secured 12% Notes is compounded quarterly and payable at maturity.  At June 30, 2010 and December 31, 2009, accrued and unpaid interest on the Secured 12% Notes amounted to approximately $352,000 and $229,000, and is reflected in the accompanying balance sheets at June 30, 2010 and December 31, 2009, respectively, as part of  interest payable. The Secured 12% Notes are secured by a pledge of all of the Company’s assets except for its investment in the Hedrin JV.  In addition, to provide additional security for the Company’s obligations under the notes, the Company entered into a default agreement, which provides that upon an event of default under the notes, the Company shall, at the request of the holders of the notes, use reasonable commercial efforts to either (i) sell a part or all of the Company’s interests in the Hedrin joint venture or (ii) transfer all or part of the Company’s interest in the Hedrin JV to the holders of the notes, as necessary, in order to fulfill the Company’s obligations under the notes, to the extent required and to the extent permitted by the applicable Hedrin joint venture agreements.

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

The Company incurred a total of approximately $424,000 of costs in the issuance of the $1,725,000 of Secured 12% Notes sold in 2008 and  2009.  These costs were capitalized and are being amortized over the life of the Secured 12% Notes into interest expense.  During the six months ended June 30, 2010 and the year ended December 31, 2009, the amount amortized into interest expense was approximately $104,000 and $206,000, respectively.  The remaining unamortized balance of approximately $96,000 and $201,000 is reflected in the accompanying balance sheets as of June 30, 2010 and December 31, 2009, respectively, as debt issue costs.

The Company recognized an original issue discount (the “OID”) of approximately $194,000 on the issuance of the Secured 12% Notes sold for the value of the warrants issued to the investors.  The OID is being amortized over the life of the Secured 12% Notes into interest expense.  During the six months ended June 30, 2010 and year ended December 31, 2009 the amount amortized into interest expense was approximately $48,000 and $94,000, respectively.  The remaining unamortized balance of approximately $46,000 and $93,000 has been netted against the face amount of Notes Payable in the accompanying balance sheets as of June 30, 2010 and December 31, 2009, respectively.  As per the terms of the 12% Notes Transaction the Company’s officers agreed to certain modifications of their employment agreements.

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

In connection with the non-interest bearing note, the Company recognized an original issue discount of  $40,000 of imputed interest on the note, which is being amortized into interest expense on a straight-line basis over the two-year term of the note.  For the six months ended June 30, 2010 and the year ended December 31, 2009, the Company amortized $10,000 and $1,900 of the OID into interest expense, respectively.  The remaining unamortized balance of $28,100 has been netted against the face amount of Notes Payable in the accompanying balance sheet as of June 30, 2010.

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

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 8, 2010, the holder (the "Noteholder") of the outstanding Convertible12% Note, dated October 28, 2009, with a stated value of $400,000 and $22,000 of accrued interest, exercised its option to convert its note (including all accrued interest thereon into 16.88 Units (as described in Note 7).  The conversion price was equal to the per Unit purchase price paid by the Investors in the private placement.  As a result of this conversion, the Company accelerated the amortization of approximately $30,000 in issue costs and $160,000 original issue discount, which is reflected as a loss on early extinguishment in the accompanying statement of operations for the six months ended June 30, 2010.

f.             Convertible 5% Notes Payable
Upon the Merger, Ariston issued $15,452,793 of five-year 5% notes payable (the “5% Notes Payable”) in satisfaction of several note payable issuances.  The cumulative liability including accrued and unpaid interest of these several issuances of notes was $15,452,793 as of the Merger date.  Interest is payable at maturity and compounds annually.  The 5% Notes Payable and accrued and unpaid interest thereon are convertible at the option of the holder into the Company’s common stock at the conversion price of $0.40 per share.  Ariston agreed to make quarterly payments on the 5% Notes Payable equal to 50% of the gross proceeds resulting from the revenues received from the exploitation or commercialization of Ariston’s product candidates, AST-726 and AST-915.  The 5% Notes Payable are solely the obligation of Ariston and have no recourse to the Company other than the conversion feature discussed above.  For the six months ended June 30, 2010, the Company recorded approximately $240,000 in accrued interest, which is reflected as a component of Interest Payable Noncurrent Portion in the accompanying balance sheet as of June 30, 2010.

g.            ICON Convertible Note Payable
Upon the Merger, Ariston satisfied an account payable of $1,275,188 to ICON Clinical Research Limited through the payment of $275,188 in cash and the issuance of a three-year 5% note payable (the “ICON Note Payable”).  The principal is to be repaid in 36 monthly installments of $27,778 commencing in April 2010.  Interest is payable monthly in arrears.   The ICON Convertible Note Payable is convertible at the option of the holder into the Company’s common stock at the conversion price of $0.20 per share.  During the six months ended June 30, 2010, the Company has paid approximately $98,000 in principal and interest to ICON.  For the six months ended June 30, 2010, the Company recorded approximately $15,000 in interest expense as reflected on the accompanying statement of operations for the six months ended June 30, 2010.

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

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Nordic Put and Nordic Warrant were issued at a value of $0.14 per share and were issued with anti-dilution rights. The issuance of any securities at a value of less than $0.14 per share activates Nordic’s anti-dilution rights. The Secured 12% Note transaction included warrants with an exercise price of $0.09 per share, this activated Nordic’s anti-dilution rights as reflected in the table below under the caption “Before the Equity Pipe Transaction”.  Any issuances of any securities subsequent to the Secured 12% Note transaction at a value of less than $0.09 further activates Nordic’s anti-dilution rights.  The Equity Pipe transaction in March 2010 effectively included the sale of one share of common stock and a warrant to purchase 1.5 shares of common stock for a price of $0.07. The JV Agreement between Nordic and Manhattan governs the antidilution protection to Nordic.  Section 5.1 of that agreement state “If shares of Common Stock or Common Stock Equivalents are issued or sold together with other stock or securities or other assets of MHA (Manhattan) for a consideration which covers both, the effective price per share shall be computed with regard to the portion of the consideration so received that may reasonably be determined in good faith by the Board of Directors, to be allocable to such Common Stock or Common Stock Equivalent.”  The good faith determination of the effective price per share was $0.07 for each share of common stock sold and a de minimus value to the warrants.  The Nordic Put and the Nordic Warrant are now valued at a price of $0.07 per share.  The following table shows the effect of Nordic’s anti-dilution rights.

	Shares Issuable Upon Exercise of Nordic's Put	Shares Issuable Upon Exercise of Nordic's Warrant	Total Shares Issuable Upon Exercise of Nordic's Put and Warrant
Before the Equity Pipe Transaction	55,555,556	11,111,111	66,666,667
Antidilution shares	15,873,015	3,174,603	19,047,618
After the Equity Pipe Transaction	71,428,571	14,285,714	85,714,285

In March 2010, we received correspondence from Nordic that questions how we calculated the anti-dilution shares, as shown above, and suggesting that we did not employ a good faith estimate.  We believe our determination was made in good faith and is appropriate. See Note 5.

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

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 8, 2010, the Company completed the final closing of the 2010 Equity Financing.  In connection with the final closing, the Company sold an aggregate of 2.4 additional Units and received net proceeds of approximately $51,700 after payment of an aggregate of $8,300 of commissions and expense allowance to placement agent. In connection with the final closing, the Company also issued a warrant to purchase 12,857 shares of Common Stock at an exercise price of $0.08 per share to the placement agent as additional compensation for its services.

In addition on April 8, 2010, the holder of the Convertible 12% Note (see Note 6) with a stated value of $400,000 and $22,000 of accrued interest, exercised its option to convert its Debenture (including all accrued interest thereon) into 16.88 Units.  The conversion price was equal to the per Unit purchase price paid by the Investors in the private placement.

The Company issued a total of 6,885,717 shares of common stock and warrants to purchase 10,328,566 shares of common stock at an exercise price of $0.08 per share to the investors in the final closing of the 2010 Equity Financing, including the conversion of the 12% Convertible Note.

8.	DERIVATIVE LIABILITY

In April 2008, the FASB issued a pronouncement which provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of these requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective warrant agreements. We determined that the warrant issued to Nordic in April 2008 (the “Nordic Warrant”), the warrants issued in connection with the 2009 sale of the Convertible 12% Note Payable and its subsequent conversion in April 2010, and the warrants issued in connection with the 2010 Equity Financing contained such provisions, thereby concluding they were not indexed to the Company’s own stock and were reclassified from equity to derivative liabilities.

In accordance with this pronouncement, the Company estimated the fair value of the Nordic Warrant as of January 1, 2009 to be $22,222 by recording a reduction in additional paid-in capital of $150,000 and a decrease in deficit accumulated during the development stage of $127,778. The effect of this adjustment is recorded as a cumulative effect of change in accounting principle in our statements of stockholders’ equity (deficiency).  As of June 30, 2010, the fair value of these derivatives was $350,000 as recorded in the accompanying balance sheet as of June 30, 2010, as a component of a current liability, derivative liability. The change of $(465,714) and $(133,333) in fair value during the three and six months ended June 30, 2010, respectively, is reported as a noncash charge in the accompanying consolidated statements of operations as a component of other (income) expense.

In accordance with this pronouncement the Company estimated the fair value at the date of issuance of the conversion feature of the Convertible 12% Note and the fair value of the related warrants to purchase 2,444,444 shares of the Company’s common stock at $175,100 and $27,390, respectively.  On April 8, 2010, the holder of the Convertible 12% Note exercised his option to convert.  As a result, the derivative liability associated with the notes were reclassified to Convertible 12% Note Payable with the change in fair value from the date of issuance $29,506 reclassified as a loss on early extinguishment of debt in the accompanying statement of operations for the six months ended June 30, 2010.  As of June 30, 2010 the fair value of these derivatives related to the warrants outstanding totaled $67,956 and are recorded in the accompanying balance sheet as of June 30, 2010 as a component of derivative liability.  The change in fair value of $(81,889) and $(53,044) during the three and six months ended June 30, 2010, respectively, is reported as a non-cash charge in the accompanying consolidated statements of operations as a component of other (income) expense.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARIES
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, in accordance with this pronouncement, the Company estimated the fair value at the date of issuance of the  9,042,853 warrants issued in connection with the conversion of the Convertible 12% Note at $528,103.  As of June 30, 2010, the fair value of these derivatives was $236,018 as recorded in the accompanying balance sheet as of June 30, 2010, as a component of a current liability, derivative liability.  The change of $(292,084) in fair value during the quarter ended June 30, 2010 is reported as a non-cash charge in the accompanying consolidated statements of operations as a component of other (income) expense.

Additionally, in accordance with this pronouncement the Company estimated the fair value at the date of issuance of the 54,589,266 warrants issued in connection with the 2010 Equity Financing and the fair value of the related 3,369,289 warrants issued to the placement agents in the 2010 Equity Financing  at $2,713,087  and $180,873, respectively.  As of June 30, 2010 the fair value of these derivatives totaled $1,502,297 and are recorded in the accompanying consolidated balance sheet as of June 30, 2010 as a component of derivative liability.  The change in fair value of $(1,927,365) during the quarter ended June 30, 2010 is reported as a non-cash charge in the consolidated statements of operations as a component of other (income) expense.

Additionally, in accordance with this pronouncement the Company estimated the fair value at the date of issuance of the 1,285,714 warrants issued in connection with the final closing of the 2010 Equity Financing in April 2010 and the fair value of the related 12,857 warrants issued to the placement agents in the final closing of the 2010 Equity Financing  at $75,086  and $751, respectively.  As of June 30, 2010 the fair value of these derivatives totaled $33,893 and are recorded in the accompanying consolidated balance sheet as of June 30, 2010 as a component of derivative liability.  The change in fair value of $(41,944) during the quarter ended June 30, 2010 is reported as a non-cash charge in the accompanying consolidated statement of operations as a component of other (income) expense.

9.	SUBSEQUENT EVENT

In July 2010, Nordic delivered a written notice to the Company for a $500,000 capital increase to the Hedrin JV and made a $500,000 capital contribution.  The Company does not regard either the notice or the capital contribution as being properly made as per the agreements between Nordic and the Company.  No valuation has been set for this capital contribution.  The Company reserved its right to make its pro rata share of the capital contribution, but has not yet determined whether to make the capital contribution or not.  Nordic may dispute the Company’s right to make its pro rata share of the capital contribution.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our results of operations and financial condition in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”) and our financial statements for the six month period ended June 30, 2010 included elsewhere in this report.

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

On March 8, 2010, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Ariston Pharmaceuticals, Inc., a Delaware corporation ("Ariston") and Ariston Merger Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the "Merger Sub").  Pursuant to the terms and conditions set forth in the Merger Agreement, on March 8, 2010, the Merger Sub merged with and into Ariston (the "Merger"), with Ariston being the surviving corporation of the Merger.  As a result of the Merger, Ariston became a wholly-owned subsidiary of the Company.  The operating results of Ariston from March 8, 2010 to June 30, 2010 are included in the accompanying Condensed Consolidated Statements of Operations.  The Condensed Consolidated Balance Sheet as of June 30, 2010 reflects the acquisition of Ariston, effective March 8, 2010, the date of the Merger.

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

Results of Operations

Six-month Periods ended June 30, 2010 vs 2009:

	Six Months ended June 30,		Increase/	% Increase/
	2010	2009	(decrease)	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$-	$1,000	$(1,000)	-100.00%
Other research and development expenses	69,000	51,000	18,000	35.29%
Total research and development expenses	69,000	52,000	17,000	32.69%
General and administrative:
Share-based compensation	206,000	192,000	14,000	7.29%
Other general and administrative expenses	780,000	791,000	(11,000)	-1.39%
Total general and administrative expenses	986,000	983,000	3,000	0.31%
Other income/(expense):
Equity in losses of Hedrin JV	-	(232,000)	232,000	-100.00%
Change in fair value of derivative	1,867,000	(817,000)	2,684,000	-328.52%
Loss on early extinguishment of debt	(159,000)	-	(159,000)	N/A
Interest expense	(588,000)	(259,000)	(329,000)	127.03%
Interest and other income	152,000	189,000	(37,000)	-19.58%
Total other income/(expense)	1,272,000	(1,119,000)	2,391,000	-213.67%

Net income/(loss)	$217,000	$(2,154,000)	$2,371,000	-110.07%

During each of the six month periods ended June 30, 2010 and 2009, we did not recognize any revenues.  We are considered a development stage company and do not expect to have revenues relating to our products candidates prior to June 30, 2011, if at all.

For the six months ended June 30, 2010 research and development expense was $69,000 as compared to $52,000 for the six months ended June 30, 2009.  This increase of $17,000, or 33%, is primarily due to commencement of development activity on our AST-726 project during the 2010 period and limited product development activity during the 2009 period.

For the six months  ended June 30, 2010 general and administrative expense was $986,000 as compared to $983,000 for the six months ended June30, 2009.  This increase of $3,000 is less than 1%.

For the six months ended June 30, 2010 other income/(expense) was $1,272,000 as compared to $(1,119,000) for the six months ended June 30, 2009.  This change of $2,391,000, or (214)%, is primarily due to a change in fair value of a derivative of $2,684,000 and a decrease in equity in losses of Hedrin JV of $232,000, offset by an increase in interest expense of $329,000, an increase of $159,000 in loss on early extinguishment of debt and a decrease in other income of $37,000.

Net income for the six months ended June 30, 2010 was $217,000 as compared to a net loss of $2,154,000 for the six months ended June 30, 2009.  This change of $2,371,000, or 110%, is primarily due to a change in fair value of a derivative of $2,684,000.

Three-month Periods ended June 30, 2010 vs 2009:

	Three Months ended June 30,		Increase/	% Increase/
	2010	2009	(decrease)	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$-	$-	$-	N/A
Other research and development expenses	51,000	7,000	44,000	628.57%
Total research and development expenses	51,000	7,000	44,000	628.57%
General and administrative:
Share-based compensation	15,000	88,000	(73,000)	-82.95%
Other general and administrative expenses	460,000	382,000	78,000	20.42%
Total general and administrative expenses	475,000	470,000	5,000	1.06%
Other income/(expense):
Equity in losses of Hedrin JV	-	(96,000)	96,000	-100.00%
Change in fair value of derivative	2,809,000	(747,000)	3,556,000	-476.04%
Loss on early extinguishment of debt	(159,000)	-	(159,000)	N/A
Interest expense	(351,000)	(134,000)	(217,000)	161.94%
Interest and other income	77,000	62,000	15,000	24.19%
Total other income/(expense)	2,376,000	(915,000)	3,291,000	-359.67%

Net income/(loss)	$1,850,000	$(1,392,000)	$3,242,000	-232.90%

For the three months ended June 30, 2010 research and development expense was $51,000 as compared to $7,000 for the three months ended June 30, 2009.  This increase of $44,000, or 629%, is primarily due to commencement of development activity on our AST-726 project during the 2010 period and limited product development activity during the 2009 period.

For the three months ended June 30, 2010 general and administrative expense was $475,000 as compared to $470,000 for the three months ended June30, 2009.  This increase of $5,000 is approximately 1%.

For the three months ended June 30, 2010 other income/(expense) was $2,376,000 as compared to $(915,000) for the three months ended June 30, 2009.  This change of $3,291,000, or (360)%, is primarily due to a change in fair value of a derivative of $3,556,000, a decrease in equity in losses of Hedrin JV of $96,000 and a increase in other income of $15,000 offset by an increase in interest expense of $217,000 and an increase of $159,000 in loss on early extinguishment of debt.

Net income for the three months ended June 30, 2010 was $1,850,000 as compared to a net loss of $1,392,000 for the three months ended June 30, 2009.  This change of $3,242,000, or 233%, is primarily due to a change in fair value of a derivative of $3,556,000, which resulted from a decrease in the market price of our stock.

Liquidity and Capital Resources

From inception to June 30, 2010, we incurred a deficit during the development stage of $61,716,000 primarily as a result of our net losses, and we expect to continue to incur additional losses through at least June 30, 2011 and for the foreseeable future.  These losses have been incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations since inception primarily through equity and debt financings and a joint venture transaction.  During the six months  ended June 30, 2010, we had a net increase in cash and cash equivalents of $1.6 million.  This increase resulted largely from net cash provided by financing activities of $2.2 million and $0.5 million of cash acquired in the Ariston merger partially offset by net cash used in operating activities of $1.1 million.  Total liquid resources as of June 30, 2010 were $1.6 million compared to $18,000 at December 31, 2009.

Our current liabilities as of June 30, 2010 were $4,928,000 compared to $2,532,000 at December 31, 2009, an increase of $2,396,000.  As of June 30, 2010, we had working capital deficit of $3,102,000 compared to working capital deficit of $2,268,000 at December 31, 2009.

The Company received net proceeds of approximately $2,200,000 in March and April 2010 from the 2010 Equity Financing.  In addition $400,000 principal amount of debt converted into the 2010 Equity Financing.  The Company also acquired $519,000 of cash in the merger with Ariston.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development.  Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.  Through June 30, 2010, a significant portion of our financing has been through private placements of common stock and warrants.  Unless our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through the similar sources of capital previously described.  We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.  We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future.

Based on the resources of the Company available at June 30, 2010, management believes that the Company has sufficient capital to fund its operations through 2010.  Management believes that the Company will need additional equity or debt financing or will need to generate positive cash flow from the Hedrin JV, or generate revenues through licensing of its products or entering into strategic alliances to be able to sustain its operations into 2011.  Furthermore, the Company will need additional financing thereafter to complete development and commercialization of its products.  There can be no assurances that we can successfully complete development and commercialization of our products.

These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have reported net income  of $217,000 for the six month periods ended June 30, 2010 and a net loss of $2,154,000 for the six month periods ended June 30, 2009.  The net loss attributable to common shares from date of inception, including preferred stock dividends, August 6, 2001 to June 30, 2010, amounts to $61,716,000.  Management believes that we will continue to incur net losses through at least June 30, 2011.

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

The Hedrin JV is responsible for the development and commercialization of Hedrin for the North American market and all associated costs including clinical trials, if required, regulatory costs, patent costs, and future milestone payments owed to Thornton & Ross Ltd., or T&R, the licensor of Hedrin.  The Hedrin JV has engaged us to provide management services to the Hedrin JV in exchange for an annualized management fee, which for the six month periods ended June 30, 2010 and 2009 was approximately $150,000 and $184,000, respectively.

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

Pursuant to the joint venture agreement, Nordic has the right to put all or a portion of the interest Nordic received in exchange for the first $5 million Nordic invested in the Hedrin JV in exchange for such number of shares of our common stock equal to the amount of Nordic’s investment in the Hedrin JV divided by $0.07, as adjusted for the 2010 Equity Financing, and as further adjusted from time to time for stock splits and other specified events, multiplied by a conversion factor, which is (i) 1.00 for so long as Nordic's distributions from the Hedrin JV are less than the amount of its investment, (ii) 1.25 for so long as Nordic's distributions from the Hedrin JV are less than two times the amount of its investment but greater than or equal to the amount of its investment amount, (iii) 1.50 for so long as Nordic's distributions from the Hedrin JV are less than three times the amount of its investment but greater than or equal to two times the amount of its investment amount, (iv) 2.00 for so long as Nordic's distributions from the Hedrin JV are less than four times the amount of its investment but greater than or equal to three times the amount of its investment amount and (v) 3.00 for so long as Nordic’s distributions from Hedrin JV are greater than or equal to four times the amount of its investment.  The put right expires upon the earlier to occur of (i) February 25, 2018 and (ii) 30 days after the date when Nordic's distributions from the Hedrin JV exceed five times the amount Nordic has invested in the Hedrin JV (or 10 days after such date if we have provided Nordic notice thereof).

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

Disagreement with Nordic
In April 2010 Nordic filed a Schedule 13D/A (the “ Amended 13D ”) with the SEC. We are not in agreement with the Amended 13D and have written a letter to Nordic explaining its disagreements.  The Amended 13D shows an aggregate number of shares of the Company’s common stock beneficially owned by Nordic of 216,666,666, or 65.5%.  We believe the correct beneficial ownership is 85,714,286 shares, or 42.9%.  The Amended 13D/A states that Nordic does not believe the Company’s determination of the anti-dilution shares accruing to Nordic as a result of the 2010 Equity Financing was neither reasonable nor made in good faith.  As we have previously stated we believe our determination was both reasonable and made in good faith.  The Amended 13D/A further states that Nordic acquired the right to purchase an additional 5,555,556 shares of the Company’s common stock upon exercise of the Nordic Put as a result of Nordic’s making an additional investment in the Hedrin JV of $500,000 in January 2010.  We are not in agreement with this claim, there is no adjustment to Nordic’s Put as a result of Nordic making additional capital contributions to the Hedrin JV.  In the letter to Nordic the Company also points out that Nordic’s valuation suggestions for the warrants issued in the 2010 Equity Financing ignore the concept of relative value inherent in the Hedrin JV Agreement.

2010 Equity Financing

On March and April 2010, we raised aggregate gross proceeds of approximately $2.6 million pursuant to a private placement of our securities (the “2010 Equity Financing”).  We sold an aggregate of 104.3 Units  for a purchase price of $25,000 per Unit.  We issued to each Investor units (the "Units") consisting of  357,143 shares of common stock, $0.001 par value per share of the Company and 535,714 warrants, each of which will entitle the holder to purchase one additional share of Common Stock for a period of five years at an exercise price of $0.08 per share.   In addition in April 2010, the holder of the 12% Convertible Note with a stated value of $400,000 and $22,000 of accrued interest, exercised its option to convert its Debenture (including all accrued interest thereon) into 16.88 Units.  The conversion price was equal to the per Unit purchase price paid by the Investors in the private placement.

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

Research and Development Projects

AST-726

Our wholly owned subsidiary, Ariston, is developing a nasally-delivered Vitamin B12 remediation treatment which it calls AST-726.  AST-726 has demonstrated pharmacokinetic equivalence to a marketed intramuscular injection product for Vitamin B12 remediation.  Ariston believes that AST-726 may enable both a single, once-monthly treatment for maintenance of normal Vitamin B12 levels in deficient patients, and more frequent administration to restore normal levels in newly diagnosed B12 deficiency.  Further, Ariston believes that AST-726 could offer a convenient, painless, safe and cost-effective treatment for Vitamin B12 deficiency, without the need for intramuscular injections.

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

More than 9 million people in the US are deficient in Vitamin B12, indicating substantial market potential for a facile, convenient, safe and effective treatment that can replace the need for painful and frequent intramuscular injections or other less than fully effective delivery forms. Ariston believes that substantial market opportunity also exists internationally.

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

Additional Clinical Trial Is Needed

AST-726, a commercial nasal spray formulation of hydroxocobalamin, has satisfactorily completed preclinical toxicology, and an Investigational New Drug (“IND”) Application has been filed with the FDA.  This product candidate is being developed utilizing the 505(b)(2) regulatory pathway.  AST-726 has also successfully completed a safety and pharmacokinetic study in healthy volunteers and an end of Phase II meeting with FDA has been completed.  We are planning a Phase III Vitamin B12 replacement study in the United States.  The study is designed to enroll approximately 40 Vitamin B12 deficient patients currently treated with injection therapy.  Patients will first be evaluated on injection therapy and then will receive AST-726 by nasal spray on a monthly basis for 12 weeks.  The primary purpose of this study is to determine that levels of Vitamin B12 in the patients’ bloodstream remain within the normal range following monthly administration of AST-726.  We anticipate that the data from this study and additional manufacturing information will support the planned 505(b)(2) new drug application (“NDA”) filing for AST-726.

AST-915

Ariston is also developing AST-915, an orally delivered treatment for essential tremor.  We acquired global rights to AST-915 as part of the Ariston acquisition.  This product candidate is being studied under a Cooperative Research and Development Agreement (CRADA) with the National Institutes of Health (NIH) and a Phase 1 clinical study is currently underway in essential tremor patients.  AST-915 was formerly referred to as “AST-914 metabolite”.

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

Market opportunity

Essential tremor is the most common involuntary movement disorder, with increasing incidence as people age.  According to the National Institute of Health (NIH), essential tremor affects 14% of people 65 years and older, which equates to approximately 5.4 million Americans.  There is no cure for essential tremor and the currently available drug therapies do not work in certain patients, produce at best a 50% response in others and have significant side effects.  We believe AST-915 may provide a new treatment option for this serious and prevalent disorder. We believe that substantial market opportunity also exists internationally.

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

In the U.S., Manhattan Pharmaceuticals, through the Hedrin JV, is pursuing the development of Hedrin as a medical device.  In January 2009, the U.S. Food and Drug Administration (“FDA”) Center for Devices and Radiological Health (“CDRH”) notified H Pharmaceuticals that Hedrin had been classified as a Class III medical device.  A Class III designation means that a Premarket Approval (“PMA”) Application will need to be obtained before Hedrin can be marketed in the U.S.  The Company expects to be required to complete at least one clinical trial as part of that PMA Application.  At a July 2009 meeting with the FDA, the FDA requested of the Hedrin JV that the confirmatory clinical trials consist of two parallel studies.  The Hedrin JV estimates that each of the parallel studies will consist of 60 patients.  In April 2010, the Hedrin JV received correspondence from the FDA in which the FDA raised certain questions about the non-clinical aspects of Hedrin (including certain deficiencies in safety documentation that will require further study).  The Hedrin JV is in the process of responding to those questions and will not be able to commence the confirmatory clinical trials, and the Hedrin JV's application to conduct those clinical trials will not be accepted by the FDA, unless and until such questions are responded to, to the satisfaction of the FDA.

To date, we have incurred $1,084,000 of project costs for the development of Hedrin.  None of these costs were incurred during the six month period ended June 30, 2010.  We do not expect to incur any future costs as the Hedrin JV is now responsible for all costs associated with Hedrin.

Topical GEL for Psoriasis

As a result of our merger with Tarpan Therapeutics in 2005, we held an exclusive, worldwide license to develop and commercialize Topical PTH (1-34) for the treatment of psoriasis.  Tarpan acquired the exclusive, worldwide rights pursuant to a 2004 license agreement with IGI, Inc (“IGI”).

In April 2006, we encountered a stability issue with the original topical PTH (1-34) product which utilized IGI’s Novosome ® formulation technology.  In order to resolve that stability issue we created a new topical gel version of PTH (1-34).

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

To date, we have incurred $6,504,000 of project costs related to our development of Topical PTH (1-34).  These project costs have been incurred since April 1, 2005, the date of the Tarpan Therapeutics acquisition.  None of these costs were incurred during the six month period ended June 30, 2010.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk is confined to our cash and cash equivalents. We have attempted to minimize risk by investing in high-quality financial instruments, primarily money market funds with no security having an effective duration longer than 90 days. If the market interest rate decreases by 100 basis points or 1%, the fair value of our cash and cash equivalents portfolio would have minimal to no impact on the carrying value of our portfolio. We did not hold any derivative instruments as of June 30, 2010, and we have never held such instruments in the past.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Operating and Financial Officer concluded that our disclosure controls and procedures were effective as of that date to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded , processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to the our management, including our Chief Operating and Financial Officer, as appropriate to allow timely decisions regarding required disclosure

Our disclosure controls or internal controls over financial reporting were designed to provide only reasonable assurance that such disclosure controls or internal control over financial reporting will prevent all errors or all instances of fraud, even as the same are improved to address any deficiencies. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be only reasonable, not absolute assurance that any design will succeed in achieving its stated goals under all potential future conditions. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

Changes in Internal Control

During the quarter ended June 30, 2010, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

MANHATTAN PHARMACEUTICALS, INC.

Date: August 16, 2010	By:	/s/ Michael G. McGuinness
Michael G. McGuinness
Principal Executive Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

31.1	Certification of Principal Executive and Financial Officer.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.