Form 10-Q
period 2010-09-30
MANHATTAN PHARMACEUTICALS INC
filed 2010-11-15
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

As of November 8, 2010 there were 120,965,260 shares of the issuer’s common stock, $.001 par value, outstanding.

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

Part I – Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$1,075,966	$17,996
Debt issue costs, current portion	44,260	158,552
Other current assets	147,435	87,177
Total current assets	1,267,661	263,725

In-process research and development	17,742,110	-
Property and equipment, net	3,741	3,541
Debt issue costs	-	77,026
Other assets	21,370	21,370
Total assets	$19,034,882	$365,662

Liabilities and Stockholders' Deficiency
Current Liabilities:
Notes payable, current portion, net	$2,036,645	$1,274,062
Accounts payable and accrued expenses	395,817	291,175
Interest payable, current portion	415,256	182,193
Derivative liability	1,359,998	784,777

Total current liabilities	4,207,716	2,532,207

Notes payable, noncurrent portion, net	16,179,693	614,181
Interest payable, noncurrent portion	433,537	55,048
Exchange obligation	3,949,176	3,949,176
Total liabilities	24,770,122	7,150,612

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value. Authorized 1,500,000 shares; no shares issued and outstanding at September 30, 2010 and December 31, 2009	-	-
Common stock, $.001 par value. Authorized 500,000,000 shares; 120,965,260 shares issued and outstanding at September 30, 2010 and 70,624,232 shares issued and outstanding on December 31, 2009	120,966	70,624
Contingently issuable shares	15,890	-
Additional paid-in capital	55,802,925	55,077,861
Deficit accumulated during the development stage	(61,675,021)	(61,933,435)
Total stockholders’ deficiency	(5,735,240)	(6,784,950)

Total liabilities and stockholders' deficiency	$19,034,882	$365,662

See accompanying notes to condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Cumulative period from August 6, 2001 (inception) to September 30,
	2010	2009	2010	2009	2010
Revenue	$-	$-	$-	$-	$-

Costs and expenses:
Research and development	236,734	5,574	305,500	57,154	28,637,711
General and administrative	278,897	390,066	1,264,666	1,373,083	19,458,121
In-process research and development charge	-	-	-	-	11,887,807
Impairment of intangible assets	-	-	-	-	1,248,230
Loss on disposition of intangible assets	-	-	-	-	1,213,878
Total operating expenses	515,631	395,640	1,570,166	1,430,237	62,445,747

Operating loss	(515,631)	(395,640)	(1,570,166)	(1,430,237)	(62,445,747)

Other (income) expense:
Equity in losses of Hedrin JV	-	105,362	-	337,048	750,000
Change in fair value of derivative liability	(830,165)	(157,778)	(2,696,900)	658,889	(2,266,830)
Interest and other income	(76,275)	(63,873)	(228,305)	(252,500)	(2,095,534)
Interest expense	349,562	136,738	937,555	396,698	1,578,955
Loss on early extinguishment of debt	-	-	159,070	-	159,070
Realized gain on sale of marketable equity securities	-	-	-	-	(76,032)

Total other (income) expense	(556,878)	20,449	(1,828,580)	1,140,135	(1,950,371)

Net income (loss)	41,247	(416,089)	258,414	(2,570,372)	(60,495,376)

Preferred stock dividends (including imputed amounts)	-	-	-	-	(1,179,645)

Net income (loss) applicable to common shares	$41,247	$(416,089)	$258,414	$(2,570,372)	$(61,675,021)

Net income (loss) per common share:
Basic and diluted	$0.00	$(0.01)	$0.00	$(0.04)

Weighted average shares of common stock outstanding:
Basic and diluted	120,965,244	70,624,232	108,812,838	70,624,232

See accompanying notes to condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
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

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Equity (Deficiency)
(Unaudited)

	Common stock shares	Common stock amount	Additional paid-in capital	Deficit accumulated during the development stage	Other	Total stockholders’ equity (deficiency)
Common stock issued at $0.84 and $0.90 per shares, net of expenses	10,185,502	$10,186	$7,841,999	$-	$-	$7,852,185
Common stock issued directors at $0.72 per share in satisfaction of accounts payable	27,776	28	19,972	-	-	20,000
Common stock issued in connection with in-licensing agreement at $0.90 per share	125,000	125	112,375	-	-	112,500
Common stock issued to in connection with in-licensing agreement at $0.80 per share	150,000	150	119,850	-	-	120,000
Exercise of warrants	10,327	15	7,219	-	-	7,234
Cashless exercise of warrants	5,589	-	(6)	-	-	(6)
Share-based compensation	-	-	1,440,956	-	-	1,440,956
Warrants issued for consulting	-	-	83,670	-	-	83,670
Net loss	-	-	-	(12,032,252)		(12,032,252)
Balance at December 31, 2007	70,624,232	70,624	54,037,361	(54,999,070)	-	(891,085)
Sale of warrant	-	-	150,000	-	-	150,000
Share-based compensation	-	-	463,890	-	-	463,890
Warrants issued with secured 12% notes	-	-	170,128	-	-	170,128
Net loss	-	-	-	(4,268,858)	-	(4,268,858)
Balance at December 31, 2008	70,624,232	70,624	54,821,379	(59,267,928)	-	(4,375,925)
Cumulative effect of a change in accounting principle	-	-	(150,000)	127,778	-	(22,222)
Balance at January 1, 2009, as adjusted	70,624,232	70,624	54,671,379	(59,140,150)	-	(4,398,147)
Share-based compensation	-	-	353,438	-	-	353,438
Warrants issued with secured 12% notes	-	-	46,125	-	-	46,125
Warrant issued to placement agent - secured 12% notes	-	-	6,919	-	-	6,919
Net loss	-	-	-	(2,793,285)	-	(2,793,285)
Balance at December 31, 2009	70,624,232	70,624	55,077,861	(61,933,435)	-	(6,784,950)
Common stock issued at $0.07, net of expenses	43,278,605	43,279	2,542,207	-	-	2,585,486
Shares issued and issuable in Merger	7,062,423	7,063	1,468,984	-	15,890	1,491,937
Derivative liability associated with issuance of common stock at $0.07	-	-	(3,497,898)	-	-	(3,497,898)
Share-based compensation	-	-	211,771	-	-	211,771
Net income	-	-	-	258,414	-	258,414
Balance at September 30, 2010	120,965,260	$120,966	$55,802,925	$(61,675,021)	$15,890	$(5,735,240)

See accompanying notes to condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(A Development Stage Company)
Condensed Consoliated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,		Cumulative period from August 6, 2001 (inception) to
	2010	2009	September 30, 2010
Cash flows from operating activities:
Net income/(loss)	$258,414	$(2,570,372)	$(60,495,376)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Equity in losses of Hedrin JV	-	337,048	750,000
Share-based compensation	211,771	271,075	4,394,082
Amortization of OID and issue costs on Secured 12% Notes	288,772	380,261	872,745
Change in fair value of derivative liability	(2,696,900)	658,889	(2,266,830)
Loss on early extinguishment of debt	159,070	-	159,070
Shares issued in connection with in-licensing agreement	-	-	232,500
Amortization of intangible assets	-	-	145,162
Depreciation	2,644	4,297	230,106
Noncash portion of in-process research and development charge	-	-	11,721,623
Loss on impairment and disposition of intangible assets	-	-	2,462,108
Other	-	-	31,555
Changes in operating assets and liabilities, net of acquisitions:
Decrease in restricted cash	-	730,499	-
Decrease/(increase) in prepaid expenses and other current assets	60,612	(48,891)	31,678
Decrease/(increase) in other assets	-	13,525	(36,370)
Increase/(decrease) in accounts payable and accrued expenses	(332,972)	(498,983)	49,994
Increase in interest payable, current portion	233,063		233,063
Increase in interest payable, noncurrent portion	387,156		387,156
Net cash used in operating activities	(1,428,370)	(722,652)	(41,097,734)
Cash flows from investing activities:
Purchase of property and equipment	(2,844)	-	(242,452)
Cash acquired in connection with acquisitions	519,365	-	493,334
Net cash provided from the purchase and sale of short-term investments	-	-	435,938
Proceeds from sale of license	-	-	200,001
Net cash provided by investing activities	516,521	-	886,821
Cash flows from financing activities:
Proceeds from the Hedrin JV agreement	-	500,000	3,199,176
Proceeds from sale of notes payable	-	340,270	1,345,413
Repayments of notes payable	(193,667)	(70,000)	(887,067)
Proceeds related to sale of common stock, net	2,163,486	-	28,059,748
Proceeds from sale of preferred stock, net	-	-	9,046,176
Proceeds from exercise of warrants and stock options and sale of warrant	-	-	288,219
Other, net	-	-	235,214
Net cash provided by financing activities	1,969,819	770,270	41,286,879
Net increase in cash and cash equivalents	1,057,970	47,618	1,075,966
Cash and cash equivalents at beginning of period	17,996	106,023	-
Cash and cash equivalents at end of period	$1,075,966	$153,641	$1,075,966

See accompanying notes to condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(A Development Stage Company)
Condensed Consoliated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,		Cumulative period from August 6, 2001 (inception) to
	2010	2009	September 30, 2010
Supplemental disclosure of cash flow information:
Interest paid	$28,212	$-	$59,642
Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for acquisitions	$1,491,937	$-	$14,881,163
Conversion of debt to common stock and warrants	422,000	-	422,000
Investment in Hedrin JV	500,000	500,000	750,000
Warrants issued with notes payable	-	53,044	250,562
Note issued to settle accrued expenses	-	-	211,900
Common stock issued in satisfaction of accounts payable	-	-	770,000
Imputed and accrued preferred stock dividend	-	-	1,179,644
Conversion of preferred stock to common stock	-	-	1,067
Preferred stock dividends paid by issuance of shares	-	-	759,134
Issuance of common stock in connection with in-licensing agreement	-	-	232,500
Marketable equity securities received in connection with sale of license	-	-	359,907
Warrants issued to consultant	-	-	83,670
Net liabilities assumed over assets acquired in business combination	-	-	(675,416)
Cashless exercise of warrants	-	-	33

See accompanying notes to condensed consolidated financial statements

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Pharmaceuticals, Inc.  (“Manhattan”) and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission.  Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation.  Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2010 or for any other interim period.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K  for such year.  The condensed balance sheet as of December 31, 2009 has been derived from the audited financial statements included in the Form 10-K for that year.

As of September 30, 2010, the Company has not generated any revenues from the development of its products and is therefore still considered to be a development stage company.

On March 8, 2010, Manhattan entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Ariston Pharmaceuticals, Inc., a Delaware corporation ("Ariston") and Ariston Merger Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the "Merger Sub").  Pursuant to the terms and conditions set forth in the Merger Agreement, on March 8, 2010, the Merger Sub merged with and into Ariston (the "Merger"), with Ariston being the surviving corporation of the Merger.  As a result of the Merger, Ariston became a wholly-owned subsidiary of Manhattan.  The operating results of Ariston from March 8, 2010 to September 30, 2010 are included in the accompanying condensed consolidated statements of operations.  The condensed consolidated balance sheet as of September 30, 2010 reflects the acquisition of Ariston, effective March 8, 2010, the date of the Merger.

Segment Reporting

The Company has determined that it operates in only one segment currently, which is biopharmaceutical research and development.

Financial Instruments

At September 30, 2010 and December 31, 2009, the fair values of cash and cash equivalents, accounts payable, the convertible 5% notes payable, the ICON convertible note payable and the secured 12% notes payable approximate their carrying values.  At December 31, 2009 the fair value of the convertible 12% note does not approximate its carrying value as a portion of the fair value is reflected as a component of derivative liability. On April 8, 2010, the holder of the convertible 12% note exercised its option to convert (see Note 6).

 Equity in Joint Venture

The Company accounts for its investment in joint venture (see Note 5) using the equity method of accounting. Under the equity method, the Company records its pro-rata share of joint venture income or losses and adjusts the basis of its investment accordingly.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued a new pronouncement, Improving Disclosures about Fair Value Measurements. This provision amends previous provisions that require reporting entities to make new disclosures about recurring and nonrecurring fair value measurements including the amounts of and reasons for significant transfers into and out of Level 1and Level 2 fair value measurements and separate disclosure of purchases, sales, issuances, and settlements in the reconciliation of Level 3 fair value measurements. This pronouncement was effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for interim and annual periods beginning after December 15, 2010.  The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial condition.

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

Ariston Merger

On March 8, 2010, Manhattan entered into the Merger Agreement by and among the Company, Ariston and Merger Sub.  Pursuant to the terms and conditions set forth in the Merger Agreement, on March 8, 2010, the Merger Sub merged with and into Ariston, with Ariston being the surviving corporation of the Merger.  As a result of the Merger, Ariston became a wholly-owned subsidiary of the Manhattan.

Under the terms of the Merger Agreement, the consideration payable by Manhattan to the stockholders and note holders of Ariston consists of the issuance of 7,062,423 shares of Manhattan’s common stock, par value $0.001 per share, ("Common Stock") at Closing (as defined in the Merger Agreement) plus the right to receive up to an additional 24,718,481 shares of Common Stock (the “Milestone Shares”) upon the achievement of certain product-related milestones described below.  In addition, the Manhattan has reserved 38,630,723 shares of its Common Stock for possible future issuance in connection with the conversion of $15.45 million of outstanding Ariston convertible promissory notes.  The noteholders will not have any recourse to Manhattan  for repayment of the notes (their sole recourse being to Ariston), but the noteholders will have the right to convert the notes into shares of the Manhattan’s  Common Stock at the rate of $0.40 per share.  Further, Manhattan  has reserved 5,000,000 shares of its Common Stock for possible future issuance in connection with the conversion of the $1.0 million outstanding Ariston convertible promissory note issued in satisfaction of a trade payable.  The noteholder will not have any recourse to Manhattan  for repayment of the note (their sole recourse being to Ariston), but the noteholder will have the right to convert the note into shares of Manhattan’s  Common Stock at the rate of $0.20 per share.

Upon the achievement of the milestones described below, Manhattan would be obligated to issue portions of the Milestone Shares to the former Ariston stockholders and noteholders:
•
Upon the affirmative decision of Manhattan’s  Board of Directors, provided that such decision is made prior to March 8, 2011, to further develop the AST-915, either internally or through a corporate partnership, Manhattan  would issue 8,828,029 of the Milestone Shares.

•	Upon the acceptance by the FDA of the Ariston’s filing of the first New Drug Application for the AST-726 product candidate, Manhattan would issue 7,062,423 of the Milestone Shares.
•	Upon the Company receiving FDA approval to market the AST-726 product candidate in the United States of America, Manhattan would issue 8,828,029 of the Milestone Shares.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Certain members and former members of Manhattan’s  board of directors and principal stockholders of Manhattan owned Ariston securities.  Timothy McInerney, a director of Manhattan, owned 16,668 shares of Ariston common stock which represented less than 1% of Ariston’s outstanding common stock as of the closing of the Merger.  Neil Herskowitz, a director of Manhattan, indirectly owned convertible promissory notes of Ariston with interest and principal in the amount of $192,739.  Michael Weiser, a director of Manhattan, owned 117,342 shares of Ariston common stock, which represented approximately 2.1% of Ariston’s outstanding common stock as of the closing of the Merger.  Lindsay Rosenwald, a more than 5% beneficial owner of Manhattan common stock, in his individual capacity and indirectly through trusts and companies he controls or owned 497,911 shares of Ariston common stock, which represented approximately 8.9% of Ariston’s outstanding common stock as of the closing of the Merger and indirectly owned convertible promissory notes of Ariston in the amount of $141,438.

The Company merged with Ariston principally to add new products to our portfolio. Prior to the Merger, Ariston was a private, clinical stage specialty biopharmaceutical company based in Shrewsbury, Massachusetts that in-licensed, developed and planned to market novel therapeutics for the treatment of serious disorders of the central and peripheral nervous systems.

The Merger date fair value of the total consideration paid was $1,491,937 which consisted of 7,062,423 shares of the Company’s common stock issued upon the Merger and 15,890,452 contingently issuable shares upon Ariston’s attaining certain milestones as described above.  At the time of the Merger, the Company did not believe the attainment of the milestone for AST-915 was highly probable and, therefore, recorded no contingent consideration relative to it.  The par value of the contingently issuable common shares is reflected in the accompanying condensed consolidated balance sheets as of September 30, 2010 as a component of stockholders’ deficiency, contingently issuable shares.

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

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following supplemental pro forma information presents the financial results as if the acquisition of Ariston had occurred on January 1, 2009 for the quarter ended September 30, 2009 and nine month period ended September 30, 2009 and on January 1, 2010 for the quarter ended September 30, 2010 and the nine month period ended September 30, 2010.  This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2009 or January 1, 2010, nor are they indicative of future results.

Pro forma consolidated results:
	Quarter ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue	$-	$-	$-	$-
Net income(loss)	$41,247	$(731,126)	$104,411	$(4,328,629)
Basic and diluted earnings(loss) per share	$0.01	$(0.01)	$0.00	$(0.06)

2.	LIQUIDITY

The Company had a net income of $258,414 and negative cash flows from operating activities of $1,428,370 for the nine month period ended September 30, 2010. The net loss applicable to common shares from date of inception, August 6, 2001, to September 30, 2010 amounts to $61,675,021.

During the nine months ended September 30, 2009 the Company received approximately $0.3 million from the final closing of the sale of Secured 12% Notes and approximately $0.5 million from a joint venture agreement.

During the nine months ended September 30, 2010, the Company received $40,000 from Ariston Pharmaceuticals, Inc. in exchange for notes in January 2010 and approximately $2.2 million from an equity financing transaction (see Note 7). In addition approximately $422,000 of notes payable and interest payable thereon was converted in this equity financing transaction.  The Company repaid the $40,000 received from Ariston in the first quarter of 2010 and the $27,000 received from Ariston in the fourth quarter of 2009 together with interest thereon prior to the Merger.

Management believes that the Company will continue to incur net losses through at least September 30, 2011 and for the foreseeable future.  Based on the resources of the Company available at September 30, 2010, management believes that the Company has sufficient capital to fund its operations through the end of 2010.  Management believes that the Company will need additional equity or debt financing or will need to generate positive cash flow from a joint venture agreement, see Note 5, or generate revenues through licensing of its products or entering into strategic alliances to be able to sustain its operations into 2011.  Furthermore, the Company will need additional financing thereafter to complete development and commercialization of our products.  There can be no assurances that we can successfully complete development and commercialization of our products. In addition, $1,725,000 principal amount of debt plus interest thereon matures in three tranches beginning in November 2010.  The Company does not have the funds to repay this debt and is negotiating with representatives of the debt holders for either an extension of the maturity date or a conversion into of the debt into equity.  If the Company cannot reach agreement with the debt holders the Company will be in default on the debt.

In November 2010 $1,316,000 of principal and interest matures, in December 2010 $356,000 of interest and principal matures and in February 2011 $521,000 of principal and interest matures.  If the Company defaults on these debt obligations the debtholders have the right to appoint a collateral agent and have that collateral agent foreclose on the collateral.  The collateral is principally comprised of Manhattan’s investment in Ariston and the Company’s interest in the Hedrin JV.  Foreclosure on the collateral would render the Company bankrupt.  If the Company cannot reach agreement with the debtholders the Company may have to file for voluntary bankruptcy.

The Company does not have the financial resources necessary to conduct the pivotal trial of AST-726 and will have to raise funds for that purpose.

The Company’s continued operation will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances and its ability to realize the full potential of its technology in development.  Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long-term.

These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is calculated by dividing net income (loss)  applicable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted net income (loss)  per common share is the same as basic net income (loss)  per common share for the three and nine months ended September 30, 2009, since potentially dilutive securities from stock options and stock warrants would have an antidilutive effect because the Company incurred a net loss during each of those periods.  The amounts of potentially dilutive securities excluded from the calculation were 211,559,852 and 99,159,628 shares at September 30, 2010 and 2009, respectively.  These amounts do not include the 71,428,571 shares issuable upon the exercise of the put or call rights issued in connection with the Hedrin JV (see Note 5) which were subject to anti-dilution rights upon the issuance of common shares in the 2010 equity financing transaction (see Note 7). At September 30, 2010, all of the dilutive securities are out of the money and are, therefore, excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2010.

4.	SHARE-BASED COMPENSATION

The Company has stockholder-approved stock incentive plans for employees, directors, officers and consultants.  Prior to January 1, 2006, the Company accounted for the employee, director and officer plans using the intrinsic value method. On January 1, 2006, the Company adopted the share-based payment method for employee options using the modified prospective transition method.  Under the modified prospective transition method, the Company recognized compensation cost for the quarters ended September 30, 2010 and 2009 which includes: a) period compensation cost related to share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions; and b) period compensation cost related to share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the accounting methodology.

The Company recognizes compensation expense related to stock option grants on a straight-line basis over the vesting period.    The Company recognized share-based compensation cost of $5,630 and $78,605 for the three month periods ended September 30, 2010 and 2009 respectively, and $211,771 and $271,075 for the nine month periods ended September 30, 2010 and 2009, respectively.  The Company did not capitalize any share-based compensation cost.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Options granted to consultants and other non-employees are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is amortized to consulting expense over the related vesting period.  Accordingly, such options are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is amortized to consulting expense over the related vesting period.  As a result of adjusting consultant and other non-employee options to fair value, the Company recognized share-based compensation cost of $33 and $107, respectively, for the three-and nine months ended September 30, 2010 and $382 and $1,151, respectively, for the three-and nine months ended September 30, 2009.  The Company has allocated share-based compensation costs to general and administrative and research and development expenses as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
General and administrative expense:
Share-based employee compensation cost	$5,597	$78,223	$211,664	$269,924
Share-based consultant and non-employee cost	3	38	11	115
	5,600	78,261	211,675	270,039
Research and development expense:
Share-based employee compensation cost	-	-	-	-
Share-based consultant and non-employee cost	30	344	96	1,036
	30	344	96	1,036
Total share-based cost	$5,630	$78,605	$211,771	$271,075

To compute compensation charges in 2010 and 2009 the Company estimated the fair value of each option award on the date of grant using the Black-Scholes model. The Company based the expected volatility assumption on a volatility index of peer companies as the Company did not have a sufficient number of years of historical volatility of its common stock.  The expected term of options granted represents the period of time that options are expected to be outstanding.  The Company estimated the expected term of stock options by the simplified method.  The expected forfeiture rates are based on the historical employee forfeiture experiences. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards.  The Company has not declared a dividend on its common stock since its inception and has no intentions of declaring a dividend in the foreseeable future and therefore used a dividend yield of zero.

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges in 2010 and 2009:

	Nine months ended September 30,
	2010	2009
Expected volatility	88%	94%
Dividend yield	-	-
Expected term (in years)	5.7	6
Risk-free interest rate	2.46%	2.08%

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has shareholder-approved incentive stock option plans for employees under which it has granted non-qualified and incentive stock options.  In December 2003, the Company established the 2003 Stock Option Plan (the “2003 Plan”), which provided for the granting of up to 5,400,000 options to officers, directors, employees and consultants for the purchase of stock.  In August 2005, the Company increased the number of shares of common stock reserved for issuance under the 2003 Plan by 2,000,000 shares.  In May 2007, the Company increased the number of shares of common stock reserved for issuance under the 2003 Plan by 3,000,000 shares.  In November 2009, the Company increased the number of shares of common stock reserved for issuance under the 2003 plan by an additional 4,600,000 shares.  At September 30, 2010, 15,000,000 shares were authorized for issuance.  The options have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally 3 years) and are issued at an exercise price equal to or greater than the fair market value of the shares at the date of grant.  The 2003 Plan expires on December 10, 2013 or when all options have been granted, whichever is sooner. At September 30, 2010 options to purchase 11,574,936 shares were outstanding, 27,776 shares of common stock were issued and  there were 4,524,528 shares reserved for future grants under the 2003 Plan.

In July 1995, the Company established the 1995 Stock Option Plan (the”1995 Plan”), which provided for the granting of options to purchase up to 130,000 shares of the Company’s common stock to officers, directors, employees and consultants.  The 1995 Plan was amended several times to increase the number of shares reserved for stock option grants.  In June 2005 the 1995 Plan expired and no further options can be granted.   At September 30, 2010 options to purchase 1,127,240 shares were outstanding and no shares were reserved for future stock option grants under the 1995 Plan.

A summary of the status of the Company’s stock options as of September 30, 2010 and changes during the period then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	7,459,936	$0.718	6.160
Granted	4,125,000	$0.070	5.697
Exercised	-
Cancelled	(10,000)	$0.280
Outstanding at September 30, 2010	11,574,936	$0.487	7.220	$-

Exercisable at September 30, 2010	9,983,269	$0.554	6.870	$-

Weighted-average fair value of options granted during the nine month period ended September 30, 2010	$0.046

As of September 30, 2010, the total compensation cost related to nonvested option awards not yet recognized is $61,919.  The weighted average period over which it is expected to be recognized is approximately 2.42 years.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2009, the Company’s exchange obligation increased by $1,000,000 and the Company’s investment in the Hedrin JV increased by $500,000 as a result of the investment by Nordic of an additional $1.25 million into the Hedrin JV, the reclassification of the advance made by Nordic in June 2008 to the Hedrin JV of $250,000 into an equity interest and the payment of $500,000 by the Hedrin JV to the Company. At September 30, ,2010, the Company’s exchange obligation is $3,949,176.

During the nine months ended September 30, 2010 and 2009, the Company recognized $0 and $337,048, respectively, of equity in the losses of the Hedrin JV.  This reduced the carrying value of its investment in the Hedrin JV to $0 at September 30, 2010 and $268,314 at September 30, 2009.  As of September 30, 2010, the Company’s estimated share of the losses is $985,000; equity in losses previously recognized was $500,000 leaving an estimated balance of $485,000 of losses that were not recognized as of September 30, 2010, since the investment was already written down to zero.

The Hedrin JV is responsible for the development and commercialization of Hedrin for the North American market and all associated costs including clinical trials, if required, regulatory costs, patent costs, and future milestone payments owed to T&R, the licensor of Hedrin.

The Hedrin JV has engaged the Company to provide management services to the Limited Partnership in exchange for a management fee.  For the nine months ended September 30, 2010 and 2009, the Company has recognized $225,000 and $258,845, respectively, of other income from management fees earned from the Hedrin JV which is included in the Company’s statements of operations for the nine months ended September 30, 2010 and 2009 as a component of interest and other income.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As per the Limited Partnership Agreement between the Company and Nordic (the “LPA”) in the event that a limited partner in the Hedrin JV (a “Limited Partner”) determines, in its reasonable good faith discretion, that the Hedrin JV requires additional capital for the proper conduct of its business that Limited Partner shall provide each Limited Partner with a written request for contribution of such Limited Partner’s proportionate share, in accordance with the then respective equity ownership in the Hedrin JV, of such requested additional capital amount.

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

In April 2010 Nordic filed a Schedule 13D/A (the “Amended 13D”) with the SEC. The Company is not in agreement with the Amended 13D and has written a letter to Nordic explaining its disagreements.  The Amended 13D shows an aggregate number of shares of the Company’s common stock beneficially owned by Nordic of 216,666,666, or 65.5%.  The Company believes the correct beneficial ownership is 85,714,286 shares, or 42.9%.  The Amended 13D/A states that Nordic does not believe the Company’s determination of the anti-dilution shares accruing to Nordic as a result of the 2010 Equity Financing was neither reasonable nor made in good faith.  As the Company has previously stated we believe our determination was both reasonable and made in good faith.  The Amended 13D/A further states that Nordic acquired the right to purchase an additional 5,555,556 shares of the Company’s common stock upon exercise of the Nordic Put as a result of Nordic’s making an additional investment in the Hedrin JV of $500,000 in January 2010.  The Company is not in agreement with this claim and there is no adjustment to Nordic’s Put as a result of Nordic making additional capital contributions to the Hedrin JV.  In the letter to Nordic the Company also points out that Nordic’s valuation suggestions for the warrants issued in the 2010 Equity Financing ignore the concept of relative value inherent in the Hedrin JV Agreement.

In July 2010, Nordic delivered a written notice to the Company for a $500,000 capital increase to the Hedrin JV and made a $500,000 capital contribution.  No valuation has been set yet for this capital contribution.  Manhattan’s ownership interest will be reduced once the valuation for this capital contribution is set.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In a letter dated October 19, 2010, addressed to the Hedrin JV, Thornton & Ross (which licenses certain intellectual property with respect to the Hedrin product to the Hedrin JV) made a demand for assurances and alleged that the Hedrin JV has not used commercially reasonable efforts to develop and secure marketing authorization for the Hedrin product and that the Hedrin JV does not have the financial means to perform even the most basic obligations under the License Agreement between Thornton & Ross and the Hedrin JV.  The assurances that Thornton & Ross demand are: (1) a realistic and comprehensive clinical development plan through FDA approval of the Hedrin product, (2) an aggressive, yet realistic, development plan and timetable through Hedrin product launch, (3) enforceable funding commitments from a liquid source initially of up to $5 million, and (4) new management with the necessary experience and commitment to move this program to successful commercialization.

To the Company’s knowledge, the Hedrin JV has not yet formally responded to Thornton & Ross.  Our knowledge of the Hedrin JV’s efforts to develop and secure marketing authorization for the Hedrin product, however, is limited from and after August 18, 2010, as the Company has been denied its right to actively participate in the Hedrin JV from and after that date.  (This is part of the disputes with Nordic that the Company is currently trying to resolve.)  The Company believes that subsequent to August 18, 2010, representatives of Nordic and Thornton & Ross met, although no minutes of that meeting have been provided to the Company.  Notwithstanding the Company’s disputes with Nordic, the Company expects to work with Nordic to cause the Hedrin JV to respond to the Thornton & Ross letter within 30 days of its receipt by the Hedrin JV.

6.	NOTES PAYABLE

The following is a summary of Notes Payable:

	At September 30, 2010			At December 31, 2009
	Current portion, net	Noncurrent portion, net	Total	Current portion, net	Noncurrent portion, net	Total
Secured 12% Notes Payable	$1,703,312	$-	$1,703,312	$1,247,062	$384,473	$1,631,535
8% Note Payable	-	-	-	27,000	-	27,000
Non-interest Bearing Note Payable	-	226,900	226,900	-	211,901	211,901
Convertible 12% Note Payable	-	-	-	-	17,807	17,807
Convertible 5% Notes Payable	-	15,452,793	15,452,793	-	-	-
ICON Convertible Note Payable	333,333	500,000	833,333	-	-	-
Total	$2,036,645	$16,179,693	$18,216,338	$1,274,062	$614,181	$1,888,243

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

a.            Secured 12% Notes Payable
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

National Securities Corporation (“National”) was the placement agent for the Secured 12% Notes Transaction.  National’s compensation for acting as placement agent was a cash fee of 10% of the gross proceeds received, a non-accountable expense allowance of 1.5% of the gross proceeds, reimbursement of certain expenses and a warrant to purchase such number of shares of the Company’s common stock equal to 15% of the shares underlying the warrants issued to the investors.  The Company paid National a total of $202,000 in placement agent fees, a non-accountable expense allowance and reimbursement of certain expenses.  In addition, the Company issued warrants to purchase 8.6 million shares of the Company’s common stock at $0.09 per share.  These warrants were valued at $29,110 and are a component of Secured 12% notes payable issue costs.  The warrants expire on December 31, 2013.

The Secured 12% Notes mature two years after issuance.  Interest on the Secured 12% Notes is compounded quarterly and payable at maturity.  At September 30, 2010 and December 31, 2009, accrued and unpaid interest on the Secured 12% Notes amounted to approximately $415,000 and $229,000, and is reflected in the accompanying balance sheets at September 30, 2010 and December 31, 2009, respectively, as part of interest payable. The Secured 12% Notes are secured by a pledge of all of the Company’s assets except for its investment in the Hedrin JV.  In addition, to provide additional security for the Company’s obligations under the notes, the Company entered into a default agreement, which provides that upon an event of default under the notes, the Company shall, at the request of the holders of the notes, use reasonable commercial efforts to either (i) sell a part or all of the Company’s interests in the Hedrin joint venture or (ii) transfer all or part of the Company’s interest in the Hedrin JV to the holders of the notes, as necessary, in order to fulfill the Company’s obligations under the notes, to the extent required and to the extent permitted by the applicable Hedrin joint venture agreements.

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

The Company incurred a total of approximately $424,000 of costs in the issuance of the $1,725,000 of Secured 12% Notes sold in 2008 and 2009.  These costs were capitalized and are being amortized over the life of the Secured 12% Notes into interest expense.  During the nine months ended September 30, 2010 and the year ended December 31, 2009, the amount amortized into interest expense was approximately $157,000 and $206,000, respectively.  The remaining unamortized balance of approximately $44,000 and $201,000 is reflected in the accompanying balance sheets as of September 30, 2010 and December 31, 2009, respectively, as debt issue costs.

The Company recognized an original issue discount (the “OID”) of approximately $194,000 on the issuance of the Secured 12% Notes sold for the value of the warrants issued to the investors.  The OID is being amortized over the life of the Secured 12% Notes into interest expense.  During the nine months ended September 30, 2010 and year ended December 31, 2009 the amount amortized into interest expense was approximately $72,000 and $94,000, respectively.  The remaining unamortized balance of approximately $22,000 and $93,000 has been netted against the face amount of Notes Payable in the accompanying balance sheets as of September 30, 2010 and December 31, 2009, respectively.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 b.           8% Note Payable
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

c.           Non-interest Bearing Note Payable
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

In connection with the non-interest bearing note, the Company recognized an original issue discount of  $40,000 of imputed interest on the note, which is being amortized into interest expense on a straight-line basis over the two-year term of the note.  For the nine months ended September 30, 2010 and the year ended December 31, 2009, the Company amortized $15,000 and $1,900 of the OID into interest expense, respectively.  The remaining unamortized balance of $23,100 has been netted against the face amount of Notes Payable in the accompanying balance sheet as of September 30, 2010.

d.           Convertible 12% Note Payable
In October 2009, the Company entered into a Subscription Agreement (the “Subscription Agreement”) pursuant to which it sold a 12% Original Issue Discount Senior Subordinated Convertible Debenture with a stated value of $400,000 (the “Convertible 12% Note”) and a warrant to purchase 2,222,222 shares of the Company’s common stock, par value $.001 per share  for a purchase price of $200,000.  The Convertible 12% Note is convertible into shares of Common Stock at an initial conversion price of $0.09 per share, subject to adjustment, or, in the event the Company issues new securities in connection with a financing, the Convertible 12% Note may be converted into such new securities at a conversion price equal to the purchase price paid by the purchasers of such new securities.  The Company may also, in its sole discretion, elect to pay interest due on the Convertible 12% Note quarterly in shares of the Company’s common stock provided such shares are subject to an effective registration statement.  The Convertible 12% Note is subordinated to the Company’s outstanding Secured 12% Notes.  The Warrant is exercisable at an exercise price of $0.11 per share, subject to adjustment.  Because the Convertible 12% Note and the Warrant are convertible into shares of the Company, subject to adjustment, the conversion feature is subject to Derivative Liability accounting (see Note 8).

National was the placement agent for the Convertible 12% Note transaction.  In connection with the issuance of the Securities, the Company issued warrants to purchase an aggregate of 222,222 shares of Common Stock at an exercise price of $0.11 per share, subject to adjustment, to the placement agent and certain of its designees.  Because the warrant is convertible into shares of the Company, subject to adjustment, the warrants are subject to Derivative Liability accounting (see Note 8). The warrants expire on October 28, 2014.

The Convertible 12% Notes mature two years after issuance.  Interest on the Convertible 12% Note is compounded quarterly and payable at maturity.  At December 31, 2009, accrued and unpaid interest on the Convertible 12% Note amounted to approximately  $9,000, and is reflected in the accompanying balance sheet at December 31, 2009 as a component of interest payable.

On April 8, 2010, the holder (the "Noteholder") of the outstanding Convertible12% Note, dated October 28, 2009, with a stated value of $400,000 and $22,000 of accrued interest, exercised its option to convert its note (including all accrued interest thereon into 16.88 Units (as described in Note 7).  The conversion price was equal to the per Unit purchase price paid by the Investors in the private placement.  As a result of this conversion, the Company accelerated the amortization of approximately $30,000 in issue costs and $160,000 original issue discount, which is reflected as a loss on early extinguishment in the accompanying statement of operations for the nine months ended September 30, 2010.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 e.             Convertible 5% Notes Payable
Upon the Merger, Ariston issued $15,452,793 of five-year 5% notes payable (the “5% Notes Payable”) in satisfaction of several note payable issuances.  The cumulative liability including accrued and unpaid interest of these several issuances of notes was $15,452,793 as of the Merger date.  Interest is payable at maturity and compounds annually.  The 5% Notes Payable and accrued and unpaid interest thereon are convertible at the option of the holder into the Manhattan’s common stock at the conversion price of $0.40 per share.  Ariston agreed to make quarterly payments on the 5% Notes Payable equal to 50% of the gross proceeds resulting from the revenues received from the exploitation or commercialization of Ariston’s product candidates, AST-726 and AST-915.  The 5% Notes Payable are solely the obligation of Ariston and have no recourse to Manhattan other than the conversion feature discussed above.  For the nine months ended September 30, 2010, the Company recorded approximately $434,000 in accrued interest, which is reflected as a component of interest payable in the accompanying balance sheet as of September 30, 2010.

f.            ICON Convertible Note Payable
Upon the Merger, Ariston satisfied an account payable of $1,275,188 to ICON Clinical Research Limited through the payment of $275,188 in cash and the issuance of a three-year 5% note payable (the “ICON Note Payable”).  The principal is to be repaid in 36 monthly installments of $27,778 commencing in April 2010.  Interest is payable monthly in arrears.   The ICON Convertible Note Payable is convertible at the option of the holder into the Company’s common stock at the conversion price of $0.20 per share.  During the nine months ended September 30, 2010, the Company has paid approximately $193,000 in principal and interest to ICON.  For the nine months ended September 30, 2010, the Company recorded approximately $26,000 in interest expense as reflected on the accompanying statement of operations for the nine months ended September 30, 2010.

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

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
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

In March 2010, we received correspondence from Nordic that questions how we calculated the anti-dilution shares, as shown above, and suggesting that we did not employ a good faith estimate.  We believe our determination was made in good faith and is appropriate. (See Note 5.)

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

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	DERIVATIVE LIABILITY

In April 2008, the FASB issued ASC 815 which provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of these requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective warrant agreements. We determined that the warrant issued to Nordic in April 2008 (the “Nordic Warrant”), the warrants issued in connection with the 2009 sale of the Convertible 12% Note Payable and its subsequent conversion in April 2010, and the warrants issued in connection with the 2010 Equity Financing contained such provisions, thereby concluding they were not indexed to the Company’s own stock and were reclassified from equity to derivative liabilities.

In accordance with ASC 815, the Company estimated the fair value of the Nordic Warrant as of January 1, 2009 to be $22,222 by recording a reduction in additional paid-in capital of $150,000 and a decrease in deficit accumulated during the development stage of $127,778. The effect of this adjustment is recorded as a cumulative effect of change in accounting principle in our statements of stockholders’ equity (deficiency).  As of September 30, 2010, the fair value of these derivatives was $198,571 as recorded in the accompanying balance sheet as of September 30, 2010, as a component of a current liability, derivative liability. The change of $(151,429) and $(284,762) in fair value during the three and nine months ended September 30, 2010, respectively, is reported as a noncash charge in the accompanying consolidated statements of operations as a component of other (income) expense.

In accordance with ASC 815 the Company estimated the fair value at the date of issuance of the conversion feature of the Convertible 12% Note and the fair value of the related warrants to purchase 2,444,444 shares of the Company’s common stock at $175,100 and $27,390, respectively.  On April 8, 2010, the holder of the Convertible 12% Note exercised his option to convert.  As a result, the derivative liability associated with the notes were reclassified to Convertible 12% Note Payable with the change in fair value from the date of issuance $29,506 reclassified as a loss on early extinguishment of debt in the accompanying statement of operations for the nine months ended September 30, 2010.  As of September 30, 2010 the fair value of these derivatives related to the warrants outstanding totaled $39,600 and are recorded in the accompanying balance sheet as of September 30, 2010 as a component of derivative liability.  The change in fair value of $(28,356) and $(81,400) during the three and nine months ended September 30, 2010, respectively, is reported as a non-cash charge in the accompanying consolidated statements of operations as a component of other (income) expense.

In addition, in accordance with ASC 815, the Company estimated the fair value at the date of issuance of the 9,042,853 warrants issued in connection with the conversion of the Convertible 12% Note at $528,103.  As of September 30, 2010, the fair value of these derivatives was $151,016 as recorded in the accompanying balance sheet as of September 30, 2010, as a component of a current liability, derivative liability.  The change in fair value of $(85,002) and $(377,086) in fair value during the three and nine months ended September 30, 2010, respectively, is reported as a non-cash charge in the accompanying consolidated statements of operations as a component of other (income) expense.

Additionally, in accordance with ASC 815 the Company estimated the fair value at the date of issuance of the 54,589,266 warrants issued in connection with the 2010 Equity Financing and the fair value of the related 3,369,289 warrants issued to the placement agents in the 2010 Equity Financing  at $2,713,087 and $180,873, respectively.  As of September 30, 2010 the fair value of these derivatives totaled $949,125 and are recorded in the accompanying consolidated balance sheet as of September 30, 2010 as a component of derivative liability.  The change in fair value of $(553,171) and $(1,944,835) during the three and nine months ended September 30, 2010, respectively, is reported as a non-cash charge in the accompanying consolidated statements of operations as a component of other (income) expense.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, in accordance with ASC 815 the Company estimated the fair value at the date of issuance of the 1,285,714 warrants issued in connection with the final closing of the 2010 Equity Financing in April 2010 and the fair value of the related 12,857 warrants issued to the placement agents in the final closing of the 2010 Equity Financing at $75,086 and $751, respectively.  As of September 30, 2010 the fair value of these derivatives totaled $21,686 and are recorded in the accompanying consolidated balance sheet as of September 30, 2010 as a component of derivative liability.  The change in fair value of $(12,207) and $(54,151) during the three and nine months ended September 30, 2010, respectively, is reported as a non-cash charge in the accompanying consolidated statements of operations as a component of other (income) expense.

9.	SUBSEQUENT EVENT

On November 8, 2010, the Company was awarded $244,279 in funding under the U.S. Government’s Qualifying Therapeutic Discovery Project (“QTDP”) credit program.  The Company has received this funding for its lead product candidate AST-726 for the treatment of vitamin B12 deficiency.

The QTDP was created by Congress in March 2010, as enacted under the Patient Protection and Affordable Care Act, and provides a tax credit or grant equal to 50% of eligible costs and expenses for the tax years 2009 and 2010.  The QTDP was designed to promote medical research and innovation that could improve health and save lives.  The program targeted projects in new innovative therapies to prevent, diagnose, and treat acute and chronic diseases.  Companies that received QTDP grants were selected jointly by the Treasury Department and the Department of Health and Human Services. The grants were limited to companies with 250 or fewer employees.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our results of operations and financial condition in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”) and our financial statements for the nine month period ended September 30, 2010 included elsewhere in this report.

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

On March 8, 2010, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Ariston Pharmaceuticals, Inc., a Delaware corporation ("Ariston") and Ariston Merger Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the "Merger Sub").  Pursuant to the terms and conditions set forth in the Merger Agreement, on March 8, 2010, the Merger Sub merged with and into Ariston (the "Merger"), with Ariston being the surviving corporation of the Merger.  As a result of the Merger, Ariston became a wholly-owned subsidiary of the Company.  The operating results of Ariston from March 8, 2010 to September 30, 2010 are included in the accompanying Condensed Consolidated Statements of Operations.  The Condensed Consolidated Balance Sheet as of September 30, 2010 reflects the acquisition of Ariston, effective March 8, 2010, the date of the Merger.

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

Results of Operations

Nine-month Periods ended September 30, 2010 vs 2009:

	Nine months ended September 30,		Increase/	% Increase/
	2010	2009	(decrease)	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$-	$1,000	$(1,000)	-100.00%
Other research and development expenses	305,000	56,000	249,000	444.64%
Total research and development expenses	305,000	57,000	248,000	435.09%
General and administrative:
Share-based compensation	212,000	270,000	(58,000)	-21.48%
Other general and administrative expenses	1,053,000	1,103,000	(50,000)	-4.53%
Total general and administrative expenses	1,265,000	1,373,000	(108,000)	-7.87%
Other income/(expense):
Equity in losses of Hedrin JV	-	(337,000)	337,000	-100.00%
Change in fair value of derivative liability	2,697,000	(659,000)	3,356,000	-509.26%
Loss on early extinguishment of debt	(159,000)	-	(159,000)	N/A
Interest expense	(938,000)	(397,000)	(541,000)	136.27%
Interest and other income	228,000	253,000	(25,000)	-9.88%
Total other income/(expense)	1,828,000	(1,140,000)	2,968,000	-260.35%

Net income/(loss)	$258,000	$(2,570,000)	$2,828,000	-110.04%

During each of the nine month periods ended September 30, 2010 and 2009, we did not recognize any revenues.  We are considered a development stage company and do not expect to have revenues relating to our products candidates prior to September 30, 2011, if at all.

For the nine months ended September 30, 2010 research and development expense was $305,000 as compared to $57,000 for the nine months ended September 30, 2009.  This increase of $248,000, or 435%, is primarily due to commencement of development activity on our AST-726 project during the 2010 period and limited product development activity during the 2009 period.

For the nine months ended September 30, 2010 general and administrative expense was $1,265,000 as compared to $1,373,000 for the nine months ended September 30, 2009.  This decrease of $108,000, or 8%, is primarily due to a reduction in staff.

For the nine months ended September 30, 2010 other income/(expense) was $1,828,000 as compared to $(1,140,000) for the nine months ended September 30, 2009.  This change of $2,968,000, or (260)%, is primarily due to a change in fair value of derivative liability of $3,356,000 and a decrease in equity in losses of Hedrin JV of $337,000, offset by an increase in interest expense of $541,000, an increase of $159,000 in loss on early extinguishment of debt and a decrease in other income of $25,000.  The increase in interest expense is due to the increase in interest bearing debt of the Company resulting from the Ariston Merger.

Net income for the nine months ended September 30, 2010 was $258,000 as compared to a net loss of $2,570,000 for the nine months ended September 30, 2009.  This change of $2,828,000, or (110)%, is primarily due to a change in fair value of derivative liability of $3,356,000, offset by an increase in interest expense of $541,000.

Three-month Periods ended September 30, 2010 vs 2009:

	Three months ended September 30,		Increase/	% Increase/
	2010	2009	(decrease)	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$-	$-	$-	N/A
Other research and development expenses	236,000	5,000	231,000	4620.00%
Total research and development expenses	236,000	5,000	231,000	4620.00%
General and administrative:
Share-based compensation	6,000	78,000	(72,000)	-92.31%
Other general and administrative expenses	273,000	312,000	(39,000)	-12.50%
Total general and administrative expenses	279,000	390,000	(111,000)	-28.46%
Other income/(expense):
Equity in losses of Hedrin JV	-	(105,000)	105,000	N/A
Change in fair value of derivative liability	830,000	158,000	672,000	425.32%
Loss on early extinguishment of debt	-	-	-	N/A
Interest expense	(350,000)	(138,000)	(212,000)	153.62%
Interest and other income	76,000	64,000	12,000	18.75%
Total other income/(expense)	556,000	(21,000)	577,000	-2747.62%

Net income/(loss)	$41,000	$(416,000)	$457,000	-109.86%

For the three months ended September 30, 2010 research and development expense was $236,000 as compared to $5,000 for the three months ended September 30, 2009.  This increase of $231,000, or 4,620%, is primarily due to commencement of development activity on our AST-726 project during the 2010 period and limited product development activity during the 2009 period.

For the three months ended September 30, 2010 general and administrative expense was $279,000 as compared to $390,000 for the three months ended September 30, 2009.  This decrease of $111,000, or 28%, is primarily due to a reduction in share-based compensation.

For the three months ended September 30, 2010 other income/(expense) was $556,000 as compared to $(21,000) for the three months ended September 30, 2009.  This change of $577,000, or 2748%, is primarily due to changes in the fair value of a derivative of $672,000 and equity in losses of Hedrin JV of $105,000, offset by an increase in interest expense of $212,000.  The increase in interest expense is due to the increase in interest bearing debt of the Company resulting from the Ariston Merger.

Net income for the three months ended September 30, 2010 was $41,000 as compared to a net loss of $416,000 for the three months ended September 30, 2009.  This change of $457,000, or (111)%, is primarily due to a change in fair value of derivative liability of $672,000, which resulted from a decrease in the market price of our stock, a decrease in general and administrative expense of $111,000, offset by increases in research and development expense of $231,000 and interest expense of $212,000 .

Liquidity and Capital Resources

From inception to September 30, 2010, we incurred a deficit during the development stage of $61,675,000 primarily as a result of our net losses, and we expect to continue to incur additional losses through at least September 30, 2011 and for the foreseeable future.  These losses have been incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations since inception primarily through equity and debt financings and a joint venture transaction.  During the nine months ended September 30, 2010, we had a net increase in cash and cash equivalents of $1.1 million.  This increase resulted largely from net cash provided by financing activities of $2.2 million and $0.5 million of cash acquired in the Ariston merger partially offset by net cash used in operating activities of $1.4 million and the repayment of $0.2 million of debt.  Total liquid resources as of September 30, 2010 were $1.1 million compared to $18,000 at December 31, 2009.

Our current liabilities as of September 30, 2010 were $4,208,000 compared to $2,532,000 at December 31, 2009, an increase of $1,676,000.  As of September 30, 2010, we had working capital deficit of $2,940,000 compared to working capital deficit of $2,268,000 at December 31, 2009.

The Company received net proceeds of approximately $2,200,000 in March and April 2010 from the 2010 Equity Financing.  In addition $400,000 principal amount of debt converted into the 2010 Equity Financing.  The Company also acquired $519,000 of cash in the merger with Ariston and repaid $194,000 of debt.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development.  Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.  Through September 30, 2010, a significant portion of our financing has been through private placements of debt, common stock and warrants.  Unless our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through the similar sources of capital previously described.  We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.  We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future.

Based on the resources of the Company available at September 30, 2010, management believes that the Company has sufficient capital to fund its operations through 2010.  Management believes that the Company will need additional equity or debt financing or will need to generate positive cash flow from the Hedrin JV, or generate revenues through licensing of its products or entering into strategic alliances to be able to sustain its operations into 2011.  Furthermore, the Company will need additional financing thereafter to complete development and commercialization of its products.  There can be no assurances that we can successfully complete development and commercialization of our products.  In addition, $1,725,000 principal amount of debt plus interest thereon matures in three tranches beginning in November 2010.  The Company does not have the funds to repay this debt and is negotiating with representatives of the debt holders for either an extension of the maturity date or a conversion into of the debt into equity.  If the Company cannot reach agreement with the debt holders the Company will be in default on the debt.

In November 2010 $1,316,000 of principal and interest matures, in December 2010 $356,000 of interest and principal matures and in February 2011 $521,000 of principal and interest matures.  If the Company defaults on these debt obligations the debtholders have the right to appoint a collateral agent and have that collateral agent foreclose on the collateral.  The collateral is principally comprised of Manhattan’s investment in Ariston and the Company’s interest in the Hedrin JV.  Foreclosure on the collateral would render the Company bankrupt.  If the Company cannot reach agreement with the debtholders the Company may have to file for voluntary bankruptcy.

The Company does not have the financial resources necessary to conduct the pivotal trial of AST-726 and will have to raise funds for that purpose.

These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have reported net income of $258,000 for the nine month periods ended September 30, 2010 and a net loss of $2,570,000 for the nine month periods ended September 30, 2009.  The net income for the nine month period in 2010 resulted from a decrease in the Company’s derivative liability.  Without this decrease, which was principally caused by a decrease in the market price of our common stock, the Company would have sustained a loss during the 2010 period.  The net loss attributable to common shares from date of inception, including preferred stock dividends, August 6, 2001 to September 30, 2010, amounts to $61,675,000.  Management believes that we will continue to incur net losses through at least September 30, 2011.

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

The Hedrin JV is responsible for the development and commercialization of Hedrin for the North American market and all associated costs including clinical trials, if required, regulatory costs, patent costs, and future milestone payments owed to Thornton & Ross Ltd., or T&R, the licensor of Hedrin.  The Hedrin JV has engaged us to provide management services to the Hedrin JV in exchange for an annualized management fee, which for the nine month periods ended September 30, 2010 and 2009 was approximately $225,000 and $259,000, respectively.

The profits of the Hedrin JV will be shared by us and Nordic in accordance with our respective equity interests in the Hedrin JV, except that Nordic is entitled to receive a minimum return each year from the Hedrin JV equal to 6% on Hedrin sales, as adjusted for any change in Nordic’s equity interest in the Hedrin JV, before any distribution is made to us.  If the Hedrin JV realizes a profit in excess of the Nordic minimum return in any year, then such excess shall first be distributed to us until our distribution and the Nordic minimum return are in the same ratio as our respective equity interests in the Hedrin JV and then the remainder, if any, is distributed to Nordic and us in the same ratio as our respective equity interests.  However, in the event of a liquidation of the Hedrin JV, Nordic’s distribution in liquidation must equal the amount Nordic invested in the Hedrin JV plus 10% per year, less the cumulative distributions received by Nordic from the Hedrin JV before any distribution is made to us.  If the Hedrin JV’s assets in liquidation exceed the Nordic liquidation preference amount, then any excess shall first be distributed to us until our distribution and the Nordic liquidation preference amount are in the same ratio as our respective equity interests in the Hedrin JV and then the remainder, if any, is distributed to Nordic and us in the same ratio as our respective equity interests.  Further, in no event shall Nordic’s distribution in liquidation be greater than assets available for distribution in liquidation.

Pursuant to the terms of the joint venture agreement, Nordic has the right to nominate one person for election or appointment to our board of directors.  Nordic has not exercised this right.  The Hedrin JV's board of directors consists of four members, two members appointed by us and two members appointed by Nordic.  Nordic has the right to appoint one of the directors as chairman of the board.  The chairman has certain tie breaking powers.

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

The General Partner was unable to determine the fair market value of the shares.  The contributing Limited Partner, Nordic, determined in good faith that the fair market value of the shares is equal to the most recent valuation.  The most recent valuation was the February 2009 investment of $1,500,000 into the Hedrin JV by Nordic at $5,000 per share.  As a result of Nordic’s investing an additional $500,000 in the Hedrin JV, the ownership percentages of the Hedrin JV have changed from 50% to Nordic and 50% for the Company to 52.38% to Nordic and 47.62% for the Company and the minimum return each year from the Hedrin JV that Nordic is entitled to receive increased from 6% to 6.34% on Hedrin sales.

In July 2010, Nordic delivered a written notice to us for a $500,000 capital increase to the Hedrin JV and made a $500,000 capital contribution.  We do not intend to make a capital contribution to the Hedrin JV at this time.  No valuation has been set yet for this capital contribution.  Our ownership interest will be reduced once the valuation for this capital contribution has been set.

In a letter dated October 19, 2010, addressed to the Hedrin JV, Thornton & Ross (which licenses certain intellectual property with respect to the Hedrin product to the Hedrin JV) made a demand for assurances and alleged that the Hedrin JV has not used commercially reasonable efforts to develop and secure marketing authorization for the Hedrin product and that the Hedrin JV does not have the financial means to perform even the most basic obligations under the License Agreement between Thornton & Ross and the Hedrin JV.  The assurances that Thornton & Ross demand are: (1) a realistic and comprehensive clinical development plan through FDA approval of the Hedrin product, (2) an aggressive, yet realistic, development plan and timetable through Hedrin product launch, (3) enforceable funding commitments from a liquid source initially of up to $5 million, and (4) new management.

To our knowledge, the Hedrin JV has not yet formally responded to Thornton & Ross, and we expect that when the Hedrin JV does respond, the Hedrin JV will deny the allegations of not using commercially reasonable efforts to develop and secure marketing authorization for the Hedrin product.  Our knowledge of the Hedrin JV’s efforts to develop and secure marketing authorization for the Hedrin product, however, is limited from and after August 18, 2010, as we have been denied our right to actively participate in the Hedrin JV from and after that date.  (This is part of the disputes with Nordic that we are currently trying to resolve.)  We believe that subsequent to August 18, 2010, representatives of Nordic and Thornton & Ross met, although no minutes of that meeting have been provided to us.

As to the list of four assurances that Thornton & Ross has demanded, based on the information that we have about the efforts of the Hedrin JV prior to August 18, 2010, we do not believe that Thornton & Ross is contractually entitled to such assurances.  Notwithstanding our disputes with Nordic, we expect to work with Nordic to cause the Hedrin JV to respond to the Thornton & Ross letter within 30 days of its receipt by the Hedrin JV.

Disagreement with Nordic
In April 2010 Nordic filed a Schedule 13D/A (the “Amended 13D”) with the SEC. We are not in agreement with the Amended 13D and have written a letter to Nordic explaining its disagreements.  The Amended 13D shows an aggregate number of shares of the Company’s common stock beneficially owned by Nordic of 216,666,666, or 65.5%.  We believe the correct beneficial ownership is 85,714,286 shares, or 42.9%.  The Amended 13D/A states that Nordic does not believe the Company’s determination of the anti-dilution shares accruing to Nordic as a result of the 2010 Equity Financing was neither reasonable nor made in good faith.  As we have previously stated we believe our determination was both reasonable and made in good faith.  The Amended 13D/A further states that Nordic acquired the right to purchase an additional 5,555,556 shares of the Company’s common stock upon exercise of the Nordic Put as a result of Nordic’s making an additional investment in the Hedrin JV of $500,000 in January 2010.  We are not in agreement with this claim, there is no adjustment to Nordic’s Put as a result of Nordic making additional capital contributions to the Hedrin JV.  In the letter to Nordic the Company also points out that Nordic’s valuation suggestions for the warrants issued in the 2010 Equity Financing ignore the concept of relative value inherent in the Hedrin JV Agreement.

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

Research and Development Projects

AST-726

AST-726 is a nasally-delivered form of hydroxocobalamin, a natural Vitamin B12, for the treatment of Vitamin B12 deficiency.  We acquired global rights to AST-726 as part of the Ariston acquisition.  AST-726 has demonstrated pharmacokinetic equivalence to intramuscular hydroxocobalamin, a marketed injection product for Vitamin B12 remediation.  We believe that AST-726 may enable both a single, once-monthly treatment for maintenance of normal Vitamin B12 levels in deficient patients, and more frequent administration to restore normal levels in newly diagnosed B12 deficiency.  Further, we believe that AST-726 could offer a convenient, painless, safe and cost-effective treatment for Vitamin B12 deficiency, without the need for intramuscular injections.

We have positioned AST-726 to currently require only a single, relatively small Phase III clinical trial prior to submission of a 505(b)(2) new drug application (“NDA”) to the FDA.  In August 2010, we met with the FDA for the purpose of obtaining a Special Protocol Assessment (SPA) for the planned Phase III pivotal study.  An SPA is an agreement with the FDA that the proposed trial protocol design, clinical endpoints, and analysis are acceptable to support regulatory approval.  We expect to file the SPA with the FDA in the fourth quarter 2010.

We have developed a CMC/manufacturing process for AST-726 that we believe provides a commercially viable stability profile.  We have two issued patents in the United States with respect to AST-726, one of which relates to its application in Vitamin B12 remediation.

More than 9 million people in the US are deficient in Vitamin B12, indicating substantial market potential for a facile, convenient, safe and effective treatment that can replace the need for painful and frequent intramuscular injections or other less than fully effective delivery forms. We believe that substantial market opportunity also exists internationally.

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

A new study published in September 2010 in the journal Public Library of Science One, showed that high doses of B vitamins slow the rate of brain atrophy in patients with mild cognitive impairment.  Brain atrophy, or brain shrinkage, is one of the main symptoms of mild cognitive impairment, a precursor to dementia, and sometimes Alzheimer’s disease.  The average brain atrophies, at a rate of 0.5% a year after the age of 60.  The brains of those with mild cognitive impairment shrink by approximately 1% per year.  Alzheimer’s patients have brain shrinkage of 2.5% per year.   The study results showed that high doses of B vitamins slows the rate of brain atrophy by approximately 30%.  Also in September 2010, the World Alzheimer Report stated that global healthcare costs associated with dementia totaled $604 billion, a sum greater than 1% of the global gross domestic product.  These new data support our belief that there is strong economic incentive for care options that could prevent or slow the onset of dementia.

The primary diagnosis of Vitamin B12 deficiency is made when measurement of its blood concentration falls below the expected normal range of 200 to 900 picograms/ml. Vitamin B12 deficiency is most often caused by pathological conditions that limit the body’s ability to absorb the vitamin from food.  Such disorders include pernicious anemia, atrophic gastritis, problems caused by gastric surgical procedures to treat stomach cancer and obesity, Crohn’s disease and simple age-related changes.  Some studies show the inability to properly absorb Vitamin B12 as a side effect from chronic use of certain widely prescribed antacid medications such as Prilosec® and diabetes treatments such as Glucophage®.

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

We believe that parenteral (intramuscular injection) treatment is often considered the treatment of choice for Vitamin B12 deficiency.  Cyanocobalamin is predominantly used for this purpose in the United States, but hydroxocobalamin, the active ingredient in AST-726, is also available for pediatrics and for adults for whom injection of cyanocobalamin is poorly tolerated.  Hydroxocobalamin injection is the predominant treatment for Vitamin B12 deficiency in Europe.

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

Intranasal treatment with Vitamin B12 deficiency seeks to alleviate these problems, but the two intranasal products currently available in the United States have to be administered on a daily or weekly basis and are not recommended for the treatment of newly diagnosed patients.  Both products are based on cyanocobalamin.

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

Potential Advantages of Ariston’s AST-726 Treatment

We believe that AST-726 treatment has the potential to directly substitute for and replace the need for injection treatment by applying the current injection frequency paradigms for both newly diagnosed and normalized Vitamin B12 deficient patients.  AST-726 is proposed to be self-administered at home by the patient, without costly, time-consuming and inconvenient visits to a doctor’s office or medical facility needed for each of the many intramuscular injections required for life.  Because it is delivered through a nasal spray, additional advantages include freedom from injection pain and reduced anxiety in individuals, including children and the elderly, who may have fear of injections.  We believe that the delivery profile of AST-726 is comparable to that of the marketed intramuscular injection, and that therefore newly diagnosed patients will be able to self-administer the nasal spray on a daily basis or several times a week to restore their Vitamin B12 status to normal and will then be self-maintained on a single monthly nasal spray treatment.

Additional Clinical Trial Is Needed

AST-726, a commercial nasal spray formulation of hydroxocobalamin, has satisfactorily completed preclinical toxicology, and an Investigational New Drug (“IND”) Application has been filed with the FDA.  This product candidate is being developed utilizing the 505(b)(2) regulatory pathway.  AST-726 has also successfully completed a safety and pharmacokinetic study in healthy volunteers and an end of Phase II meeting with FDA has been completed.  We are planning a Phase III pivotal Vitamin B12 replacement study in the United States.  The study is designed to enroll approximately 40 Vitamin B12 deficient patients currently treated with injection therapy.  Patients will first be evaluated on injection therapy and then will receive AST-726 by nasal spray on a monthly basis for 12 weeks.  The primary purpose of this study is to determine that levels of Vitamin B12 in the patients’ bloodstream remain within the normal range following monthly administration of AST-726.  We anticipate that the data from this study and additional manufacturing information will support the planned 505(b)(2) new drug application (“NDA”) filing for AST-726.  We currently do not have the financial resources to conduct the Phase III pivotal study.  We estimate that the cost of such a study will be between $1 million and $2 million, it could be higher depending on the SPA agreement we reach with the FDA.

Through September 30, 2010 we have incurred $297,000 of project costs related to the development of AST-726.  These project costs have been incurred since March 8, 2010, the date of the Ariston merger.

Hedrin

Hedrin is a novel, non-insecticide, one hour treatment for pediculosis (head lice) that is currently being developed as a prescription medical device in the United States by H Pharmaceuticals, a joint venture entity between Manhattan Pharmaceuticals and Nordic Biotech.  Hedrin is the top selling head lice treatment in Europe.  It is currently marketed in over 30 countries and, according to Thornton & Ross Ltd. (“T&R”), achieved 2008 annual sales through its licensees of approximately $48 million (USD) at in-market public prices, garnering approximately 23% market share across Europe.

Through September 30, 2010, Hedrin has been clinically studied in over 400 subjects.  In a randomized, controlled, equivalence clinical study conducted in Europe by T&R, Hedrin was administered to 253 adult and child subjects with head louse infestation.  The study results, published in the British Medical Journal in June 2005, demonstrated Hedrin’s equivalence when compared to the insecticide treatment, phenothrin, the most widely used pediculicide in the U.K.  In addition, according to the same study, the Hedrin-treated subjects experienced significantly less irritation (2%) than those treated with phenothrin (9%).

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

In April 2009, T&R published a clinical field study where 40 adult and child subjects with head lice infestations were treated with Hedrin using a 1 hour application time.  Treatment was given twice with 7 days between applications.  In this study, Hedrin achieved a cure rate of 90%.

In the U.S., the Hedrin JV is pursuing the development of Hedrin as a prescription medical device.  In January 2009, the U.S. Food and Drug Administration (“FDA”) Center for Devices and Radiological Health (“CDRH”) notified H Pharmaceuticals that Hedrin had been classified as a Class III medical device.  A Class III designation means that a Premarket Approval (“PMA”) Application will need to be obtained before Hedrin can be marketed in the U.S.  In July 2009, CDRH confirmed that two pivotal studies, which can occur simultaneously, using the same protocol consisting of approximately 60 subjects each, or 120 subjects in total, are required for the completion of the PMA application.  In April 2010, the Hedrin JV received correspondence from the FDA in which the FDA raised questions about certain manufacturing and non-clinical aspects of Hedrin (including certain deficiencies in safety documentation that will require further study).  The Hedrin JV is in the process of responding to those questions and will not be able to commence the confirmatory clinical trials, and the Hedrin JV's application to conduct those clinical trials will not be accepted by the FDA, unless and until such questions are responded to, to the satisfaction of the FDA.

Through September 30, 2010 we have incurred $1,084,000 of project costs for the development of Hedrin.  None of these costs were incurred during the nine month period ended September 30, 2010.  We do not expect to incur any future costs as the Hedrin JV is now responsible for all costs associated with Hedrin.

AST-915

AST-915 is an orally delivered treatment for essential tremor.  AST-915 was formerly referred to as “AST-914 metabolite”.  We acquired global rights to AST-915 as part of the Ariston acquisition.  This product candidate is being studied under a Cooperative Research and Development Agreement (CRADA) with the National Institutes of Health (NIH) and a Phase 1 clinical study is currently underway in essential tremor patients.  We expect to announce results from this Phase I study in the fourth quarter of 2010.

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

Essential tremor is the most common involuntary movement disorder, with increasing incidence as people age.  According to the National Institute of Health (NIH), essential tremor affects 14% of people 65 years and older, which equates to approximately 5.4 million Americans.  There is no cure for essential tremor and the currently available drug therapies do not work in many patients, produce at best a 50% response in others, and have significant side effects.  We believe AST-915 may provide a new treatment option for this serious and prevalent disorder.  We believe that substantial market opportunity also exists internationally.

Topical GEL for Psoriasis

The gel vehicle (placebo) used in the below mentioned study is our proprietary topical GEL which unexpectedly showed evidence of psoriasis improving properties.  At the end of week 2, 15% of study subjects treated with the GEL achieved a clear or almost clear state.  At the end of week 4, 20% of subjects treated with the GEL had achieved a clear or almost clear state, and at the end of week 8, 25% of subjects had achieved a clear or almost clear state.  We own worldwide rights to this topical GEL and are exploring the possibility of developing it as an OTC product for mild psoriasis.

In July 2008, we announced the results of a Phase 2a clinical study where Topical PTH (1-34) failed to show statistically or clinically meaningful improvements in psoriasis as compared to the vehicle (placebo).  We have conducted no further clinical activities with Topical PTH (1-34), terminated the agreement with IGI in May 2009 and have no further financial liability or commitment to IGI under the license agreement.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
Our exposure to market risk is confined to our cash and cash equivalents. We have attempted to minimize risk by investing in high-quality financial instruments, primarily money market funds with no security having an effective duration longer than 90 days. If the market interest rate decreases by 100 basis points or 1%, the fair value of our cash and cash equivalents portfolio would have minimal to no impact on the carrying value of our portfolio. We did not hold any derivative instruments as of September 30, 2010, and we have never held such instruments in the past.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Operating and Financial Officer concluded that our disclosure controls and procedures were effective as of that date to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded , processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to the our management, including our Chief Operating and Financial Officer, as appropriate to allow timely decisions regarding required disclosure

Our disclosure controls or internal controls over financial reporting were designed to provide only reasonable assurance that such disclosure controls or internal control over financial reporting will prevent all errors or all instances of fraud, even as the same are improved to address any deficiencies. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be only reasonable, not absolute assurance that any design will succeed in achieving its stated goals under all potential future conditions. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

 Changes in Internal Control

During the quarter ended September 30, 2010, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

 None.

Item 1A.  Risk Factors

We are controlled by current officers, directors and principal stockholders; a dispute with our Hedrin JV joint venture partner may adversely affect the Company.

Our directors, executive officers and principal stockholders beneficially own approximately 20 percent of our outstanding voting stock and, including shares underlying outstanding options and warrants.   In addition, Nordic Biotech Venture Fund has the right to acquire up to 85,714,285 shares of our common stock which would result in Nordic owning approximately 43% of our common stock as of September 30, 2010 (although, as described in Note 18 to our financial statements at and for the Years ended December 31, 2009 and 2008, and as described in an amendment to Nordic’s 13-D filing with respect to the Company, an anti-dilution calculation with respect to this amount has been disputed by Nordic; Nordic alleges that using an alternative approach to valuing the Company’s recent private placement of stock and warrants, an approach that the Company believes is neither correct nor appropriate, as a result of the anti-dilution adjustment Nordic would beneficially own 85,714,286 shares of our common stock, which represents 42.9% of our common stock as of September 30, 2010).  Through its stock ownership, its right to acquire additional shares, its substantial control over the management of the Hedrin JV (which includes the ability to terminate our management contract with the Hedrin JV), Nordic has the ability to exert substantial influence over the election of our Board of Directors, the outcome of issues submitted to our stockholders, the development of Hedrin and our ability, as a company, to benefit from the successful development of Hedrin.  Even without the exercise of its rights to acquire additional shares of our common stock, our directors, officers and principal stockholders, taken as a whole, have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues submitted to our stockholders.  Any dispute with Nordic, including the dispute concerning the appropriate valuation methodology for the antidilution calculation, may adversely affect the Company’s operations and the Company’s ability to raise additional capital in the future, and may divert the Company’s limited management time and attention,

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

MANHATTAN PHARMACEUTICALS, INC.

Date: November 15, 2010	By:	/s/ Michael G. McGuinness
Michael G. McGuinness
Principal Executive Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

31.1	Certification of Principal Executive and Financial Officer.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.