Form 10-Q
period 2011-03-31
MANHATTAN PHARMACEUTICALS INC
filed 2011-05-16
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

As of April 28, 2011 there were 129,793,289 shares of the issuer’s common stock, $.001 par value, outstanding.

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

Part I – Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements
MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$591,316	$478,668
Grant receivable	244,479	244,479
Debt issue costs	-	4,408
Other current assets	65,807	141,622
Total current assets	901,602	869,177

In-process research and development	17,742,110	17,742,110
Property and equipment, net	2,227	2,984
Other assets	7,750	21,370
Total assets	$18,653,689	$18,635,641

Liabilities and Stockholders' Deficiency
Current Liabilities:
Notes payable, current portion, net	$2,309,647	$2,054,246
Accounts payable and accrued expenses	183,280	223,516
Interest payable, current portion	565,879	480,890
Derivative liability	292,982	534,846
Total current liabilities	3,351,788	3,293,498
Notes payable, noncurrent portion, net	16,555,463	16,130,571
Interest payable, noncurrent portion	49,578	626,697
Exchange obligation	-	3,949,176
Total liabilities	19,956,829	23,999,942

Commitments and contingencies
Stockholders’ deficiency:
Preferred stock, $.001 par value. Authorized 1,500,000 shares; no shares issued and outstanding at March 31, 2011 and December 31, 2010	-	-
Common stock, $.001 par value. Authorized 500,000,000 shares; 129,793,289 shares issued and outstanding at March 31, 2011 and 120,965,260 shares issued and outstanding at December 31, 2010	129,794	120,966
Contingently issuable shares	15,890	15,890
Additional paid-in capital	56,028,583	55,808,633
Deficit accumulated during the development stage	(57,477,407)	(61,309,790)
Total stockholders’ deficiency	(1,303,140)	(5,364,301)
Total liabilities and stockholders' deficiency	$18,653,689	$18,635,641

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,		Cumulative period from August 6, 2001 (inception) to March
	2011	2010	31, 2011
Revenue	$-	$-	$-

Costs and expenses:
Research and development	355,177	17,767	29,183,181
General and administrative	210,908	511,678	19,925,305
In-process research and development charge	-	-	11,887,807
Impairment of intangible assets	-	-	1,248,230
Loss on disposition of intangible assets	-	-	1,213,878
Total operating expenses	566,085	529,445	63,458,401

Operating loss	(566,085)	(529,445)	(63,458,401)

Other (income) expense:
Equity in losses of Hedrin JV	-	-	750,000
Gain on Nordic Settlement	(4,517,488)		(4,517,488)
Change in fair value of derivative liability	(170,435)	942,261	(3,262,418)
Interest and other income	(143)	(75,314)	(2,415,817)
Interest expense	289,598	236,777	2,202,046
Loss on early extinguishment of debt	-	-	159,070
Realized gain on sale of marketable equity securities	-	-	(76,032)
Total other (income) expense	(4,398,468)	1,103,724	(7,160,639)

Net income (loss)	3,832,383	(1,633,169)	(56,297,762)

Preferred stock dividends (including imputed amounts)	-	-	(1,179,645)

Net income (loss) applicable to common shares	$3,832,383	$(1,633,169)	$(57,477,407)

Net income (loss) per common share:
Basic and diluted	$0.03	$(0.02)

Weighted average shares of common stock outstanding:
Basic and diluted	127,439,132	84,638,502

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

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Equity (Deficiency)
(unaudited)

	Common stock shares	Common stock amount	Additional paid- in capital	Deficit accumulated during development stage	Other	Total stockholders' equity (deficiency)
Common stock issued at $0.84 and $0.90 per share, net of expenses	10,185,502	$10,186	$7,841,999	$-	$-	$7,852,185
Common stock issued at $0.72 per share in satisfaction of accounts payable	27,776	28	19,972	-	-	20,000
Common stock issued with in-licensing agreement at $0.90 per share	125,000	125	112,375	-	-	112,500
Common stock issued with in-licensing agreement at $0.80 per share	150,000	150	119,850	-	-	120,000
Warrants issued for consulting services	-	-	83,670	-	-	83,670
Exercise of warrants	10,327	15	7,219	-	-	7,234
Cashless exercise of warrants	5,589	-	(6)	-	-	(6)
Share-based compensation	-	-	1,440,956	-	-	1,440,956
Net loss	-	-	-	(12,032,252)	-	(12,032,252)
Balance at December 31, 2007	70,624,232	70,624	54,037,361	(54,999,070)	-	(891,085)
Sale of warrant	-	-	150,000	-	-	150,000
Warrants issued with 12% notes	-	-	170,128	-	-	170,128
Share-based compensation	-	-	463,890	-	-	463,890
Net loss	-	-	-	(4,268,858)	-	(4,268,858)
Balance at December 31, 2008	70,624,232	70,624	54,821,379	(59,267,928)	-	(4,375,925)
Cumulative effect of a change in accounting principle	-	-	(150,000)	127,778	-	(22,222)
Balance at January 1, 2009, as adjusted	70,624,232	70,624	54,671,379	(59,140,150)	-	(4,398,147)
Warrants issued with secured 12% notes	-	-	46,125	-	-	46,125
Warrants issued to placement agent - secured 12% notes	-	-	6,919	-	-	6,919
Share-based compensation	-	-	353,438	-	-	353,438
Net loss	-	-	-	(2,793,285)	-	(2,793,285)
Balance at December 31, 2009	70,624,232	70,624	55,077,861	(61,933,435)	-	(6,784,950)
Common stock issued at $0.07 per share, net of expenses	43,278,605	43,279	2,542,207	-	-	2,585,486
Derivative liability associated with warrants issued with common stock	-	-	(3,497,898)	-	-	(3,497,898)
Shares issued and issuable in Merger with Ariston	7,062,423	7,063	1,468,984	-	15,890	1,491,937
Share-based compensation	-	-	217,479	-	-	217,479
Net income	-	-	-	623,645	-	623,645
Balance at December 31, 2010	120,965,260	120,966	55,808,633	(61,309,790)	15,890	(5,364,301)
Share-based compensation	-	-	8,077	-	-	8,077
Shares issued on achievement of Ariston milestone	8,828,029	8,828	211,873	-	-	220,701
Net income	-	-	-	3,832,383	-	3,832,383
Balance at March 31, 2011	129,793,289	$129,794	$56,028,583	$(57,477,407)	$15,890	$(1,303,140)

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,		Cumulative period from August 6, 2001 (inception) to March
	2011	2010	31, 2011
Cash flows from operating activities:
Net income/(loss)	$3,832,383	$(1,633,169)	$(56,297,762)

Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Equity in losses of Hedrin JV	-	-	750,000
Non cash gain on Nordic settlement	(4,017,488)	-	(4,017,488)
Share-based compensation	8,077	190,882	4,407,867
Amortization of OID and issue costs	12,062	110,507	948,693
Change in fair value of derivative liability	(170,435)	942,261	(3,262,417)
Loss on early extinguishment of debt	-	-	159,070
Shares issued in connection with in-licensing agreement	-	-	232,500
Shares issued in connection with Ariston milestone	220,701	-	220,701
Warrants issued to consultant	-	-	83,670
Amortization of intangible assets	-	-	145,162
Gain on sale of marketable equity securities	-	-	(76,032)
Depreciation	757	796	231,620
Noncash portion of in-process research and development charge	-	-	11,721,623
Loss on impairment and disposition of intangible assets	-	-	2,462,108
Other	-	-	23,917
Changes in operating assets and liabilities, net of acquisitions:
Increase in grant receivable	-	-	(244,479)
Increase in prepaid expenses and other current assets	75,459	88,343	112,950
Decrease/(increase) in other assets	10,859	-	(25,511)
Decrease in accounts payable and accrued expenses	(40,236)	(426,062)	(162,544)
Increase in interest payable	280,509	121,615	1,159,523
Net cash provided by/(used in) operating activities	212,648	(604,827)	(41,426,829)
Cash flows from investing activities:
Purchase of property and equipment	-	-	(242,452)
Cash acquired in connection with acquisitions	-	519,365	493,334
Net cash provided from the purchase and sale of short-term investments	-	-	435,938
Proceeds from sale of license	-	-	200,001
Net cash provided by investing activities	-	519,365	886,821
Cash flows from financing activities:
Proceeds related to sale of common stock, net	-	2,111,746	28,059,748
Proceeds from sale of preferred stock, net	-	-	9,046,176
Proceeds from the Hedrin JV agreement	-	-	3,199,176
Proceeds from sale of notes payable	-	-	1,509,915
Sale of warrant	-	-	150,000
Net repayments of notes payable	(100,000)	(27,000)	(1,207,124)
Other, net	-	-	373,433
Net cash provided by/(used in) financing activities	(100,000)	2,084,746	41,131,324
Net increase in cash and cash equivalents	112,648	1,999,284	591,316
Cash and cash equivalents at beginning of period	478,668	17,996	-
Cash and cash equivalents at end of period	$591,316	$2,017,280	$591,316

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,		Cumulative period from August 6, 2001 (inception) to March
	2011	2010	31, 2011
Supplemental disclosure of cash flow information:
Interest paid	$330	$1,506	$67,835
Supplemental disclosure of noncash investing and financing activities:
Conversion of interest into principal, 5% Notes	$772,640	$-	$772,640
Issuance of common stock for acquisitions	-	1,491,937	14,881,163
Investment in Hedrin JV	-	-	1,250,000
Imputed and accrued preferred stock dividend	-	-	1,179,644
Common stock issued in satisfaction of accounts payable	-	-	770,000
Preferred stock dividends paid by issuance of shares	-	-	759,134
Conversion of debt to common stock and warrants	-	-	422,000
Marketable equity securities received in connection with sale of license	-	-	359,907
Warrants issued with notes payable	-	-	223,172
Issuance of common stock in connection with in-licensing agreement	-	-	232,500
Note issued to settle accrued expenses	-	-	211,900
Warrants issued to consultant	-	-	83,670
Conversion of preferred stock to common stock	-	-	1,067
Cashless exercise of warrants	-	-	33
Net liabilities assumed over assets acquired in business combination	-	-	(675,416)

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Pharmaceuticals, Inc.  (“Manhattan”) and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission.  Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation.  Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2011 or for any other interim period.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K  for such year.  The condensed balance sheet as of December 31, 2010 has been derived from the audited financial statements included in the Form 10-K for that year.

As of March 31, 2011, the Company has not generated any revenues from the development of its products and is therefore still considered to be a development stage company.

In March 2010, Manhattan entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Ariston Pharmaceuticals, Inc., a Delaware corporation ("Ariston") and Ariston Merger Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the "Merger Sub").  Pursuant to the terms and conditions set forth in the Merger Agreement, the Merger Sub merged with and into Ariston (the "Merger"), with Ariston being the surviving corporation of the Merger.  As a result of the Merger, Ariston became a wholly-owned subsidiary of Manhattan.  The operating results of Ariston from March 8, 2010 to March 31, 2011 are included in the accompanying condensed consolidated statements of operations.

Segment Reporting

The Company has determined that it operates in only one segment currently, which is biopharmaceutical research and development.

Financial Instruments

At March 31, 2011 and December 31, 2010, the fair values of cash and cash equivalents, grant receivable, accounts payable, the convertible 5% notes payable, the ICON convertible note payable, the non-interest bearing  note payable and the secured 12% note payable approximate their carrying values.

Investment in Joint Venture

The Company accounted for its investment in a joint venture using the equity method of accounting up through January 4, 2011, the date of the settlement agreement discussed in Note 5, and the cost method subsequent to January 4, 2011. Under the equity method, the Company records its pro-rata share of joint venture income or losses and adjusts the basis of its investment accordingly.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company utilizes the market approach to measure fair value of its financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.  The Company’s financial assets (cash equivalents) as of March 31, 2011 and December 31, 2010 were held in money market funds which is a Level 1 measurable input.

The Company utilizes the Black-Scholes Option Pricing model to estimate the fair value of its derivative liability associated with warrant obligations and a convertible note obligation (see Note 9).  The Company considers them to be Level 3 instruments. The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the derivative liability at March 31, 2011 and 2010:

	2011	2010
Fair value	$0.0040 - $0.0043	$0.0508 - $0.0613
Expected volatility	89%	88%
Dividend yield	-	-
Expected term (in years)	3.58 - 4.02	3.01 - 4.58
Risk-free interest rate	1.78%	2.47%

The following table summarizes the changes in Level 3 instruments for the three month periods ended March 31, 2011 and 2010:

	2011	2010
Fair value at January 1	$534,846	$784,777
Purchases, sales, issuances and settlements	(71,429)	2,893,960
Net unrealized (gain)/loss	(170,435)	942,261
Fair value at March 31	$292,982	$4,620,998

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

 In April 2010, the FASB issued a new pronouncement “Revenue Recognition – Milestone Method”. This pronouncement provides  guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  The following criteria must be met for a milestone to be considered substantive.  The consideration earned by achieving the milestone should: 1.  Be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone;  2. Related solely to past performance;  and 3.  Be reasonably relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.   This pronouncement became effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The adoption of this guidance does not have a material impact on our financial statements.

2.	LIQUIDITY

The Company had a net income of $3,832,383 and cash flows from operating activities of $212,648 for the three month period ended March 31, 2011.  Net income for the three month period ended March 31, 2011 includes a $4,517,488 gain on settlement with Nordic Biotech Ventures II K/S of which $4,017,488 was non cash.  The Company had a net loss of $1,633,169 and negative cash flows from operating activities of $604,827 for the three month period ended March 31, 2010.  The net loss applicable to common shares from date of inception, August 6, 2001, to March 31, 2011 amounts to $57,477,407.

During the three months ended March 31, 2010 the Company received approximately $2.1 million from an equity financing transaction (see Note 6) and approximately $40,000 from Ariston Pharmaceuticals, Inc. in exchange for a note.  During the three months ended March 31, 2011 the Company received approximately $0.5 million from the Nordic Settlement (see Note 5) and repaid $100,000 of principal on the ICON note payable (see Note 8).

Management believes that the Company will continue to incur net losses through at least March 31, 2012 and for the foreseeable future.  Based on the resources of the Company available at March 31, 2011, management believes that the Company has sufficient capital to fund its operations through the end of 2011.  Management believes that the Company will need additional equity or debt financing or generate revenues through licensing of its products or entering into strategic alliances to be able to sustain its operations into 2012.  Furthermore, the Company will need additional financing thereafter to complete development and commercialization of its products.  There can be no assurances that we can successfully complete development and commercialization of our products.  In addition, $250,000 of debt matures in November 2011 and $1,725,000 principal amount of debt plus interest thereon matures in December 2011.  The Company intends to convert the $1,725,000 plus interest thereon onto equity.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is calculated by dividing net income (loss) applicable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted net income (loss) per common share is the same as basic net income (loss) per common share for the three months ended March 31, 2011 and 2010, since potentially dilutive securities would have an antidilutive effect either because such potentially dilutive securities were out of the money and the Company realized net income in the period or because the Company incurred a net loss in the period.  The amounts of potentially dilutive securities excluded from the calculation were 198,635,960 and 164,890,446 shares at March 31, 2011 and 2010, respectively.  The 2010 amount does not include the 71,428,571 shares issuable upon the exercise of the put or call rights issued in connection with the Hedrin JV (see Note 5), which rights expired in January 2011.

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

The Company recognizes compensation expense related to stock option grants on a straight-line basis over the vesting period.    The Company recognized share-based compensation cost of $8,077 and $190,882 for the three month periods ended March 31, 2011 and 2010 respectively.  The Company did not capitalize any share-based compensation cost.

Options granted to consultants and other non-employees are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is amortized to consulting expense over the related vesting period.  As a result of adjusting consultant and other non-employee options to fair value, the Company recognized share-based compensation cost of $0 and $249, respectively, for the three months ended March 31, 2011 and 2010.  The Company has allocated share-based compensation costs to general and administrative and research and development expenses as follows:

	Three months ended March 31,
	2011	2010
General and administrative expense:
Share-based employee compensation cost	$8,807	$190,633
Share-based consultant and non-employee cost	-	25
Total general and administrative expense	8,807	190,658
Research and development expense:
Share-based employee compensation cost	-	-
Share-based consultant and non-employee cost	-	224
Total research and development expense	-	224
Total share-based cost	$8,807	$190,882

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

To compute compensation charges in 2011 and 2010 the Company estimated the fair value of each option award on the date of grant using the Black-Scholes model. The Company based the expected volatility assumption on a volatility index of peer companies as the Company did not have a sufficient number of years of historical volatility of its common stock.  The expected term of options granted represents the period of time that options are expected to be outstanding.  The Company estimated the expected term of stock options by the simplified method.  The expected forfeiture rates are based on the historical employee forfeiture experiences. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards.  The Company has not declared a dividend on its common stock since its inception and has no intentions of declaring a dividend in the foreseeable future and therefore used a dividend yield of zero.

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the stock options granted in the three month period ended March 31, 2010 (there were no options granted in the three month period ended March 31, 2011):

	Three months ended March 31,
	2011	2010
Expected volatility	-	88%
Dividend yield	-	-
Expected term (in years)	-	6
Risk-free interest rate	-	2.47%

The Company has shareholder-approved incentive stock option plans for employees under which it has granted non-qualified and incentive stock options.  In December 2003, the Company established the 2003 Stock Option Plan (the “2003 Plan”), which provided for the granting of up to 5,400,000 options to officers, directors, employees and consultants for the purchase of stock.  Subsequently, the Company increased the number of shares of common stock reserved for issuance under the 2003 Plan by 9,600,000.  At March 31, 2011, 15,000,000 shares were authorized for issuance.  The options have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally 3 years) and are issued at an exercise price equal to or greater than the fair market value of the shares at the date of grant.  The 2003 Plan expires on December 10, 2013 or when all options have been granted, whichever is sooner. At March 31, 2011 options to purchase 10,437,696 shares were outstanding, 27,776 shares of common stock were issued and there were 4,534,528 shares reserved for future grants under the 2003 Plan.

In July 1995, the Company established the 1995 Stock Option Plan (the”1995 Plan”), which provided for the granting of options to purchase up to 130,000 shares of the Company’s common stock to officers, directors, employees and consultants.  The 1995 Plan was amended several times to increase the number of shares reserved for stock option grants.  In June 2005, the 1995 Plan expired and no further options can be granted.   At March 31, 2011 options to purchase 1,127,240 shares were outstanding and no shares were reserved for future stock option grants under the 1995 Plan.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s stock options as of March 31, 2011 and changes during the period then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	11,574,936	$0.487	6.970
Granted	-
Exercised	-
Cancelled	(10,000)	$0.280
Outstanding at March 31, 2011	11,564,936	$0.487	5.690	$-

Exercisable at March 31, 2011	10,514,937	$0.529	5.360	$-
Vested and expected to vest at March 31, 2011	11,473,272	$0.049	6.177	$-

As of March 31, 2011, the total compensation cost related to nonvested option awards not yet recognized is $48,040.  The weighted average period over which it is expected to be recognized is approximately 1.93 years.

5.	JOINT VENTURE

In February 2008, the Company and Nordic Biotech Advisors ApS through its investment fund Nordic Biotech Venture Fund II K/S (“Nordic”) entered into a joint venture agreement (the “Hedrin JV Agreement”) to develop and commercialize the Company's North American rights (under license) to its Hedrin product.

Pursuant to the Hedrin JV Agreement, Nordic formed a new Danish limited partnership, H Pharmaceuticals K/S, (the "Hedrin JV") and provided it with $5.5 million funding in several tranches through January of 2010 and the Company assigned and transferred its North American rights in Hedrin to the Hedrin JV in return for a $3.5 million cash payment from the Hedrin JV, paid in several tranches, and equity in the Hedrin JV representing 47.62% of the nominal equity interests in the Hedrin JV.  Through January 2010 the Company recognized an investment in the Hedrin JV of $0.75 million and an exchange obligation of $3.95 million.  The exchange obligation represents the Company’s obligation to Nordic to issue the Company’s common stock in exchange for all or a portion of Nordic’s equity interest in the Hedrin JV upon the exercise by Nordic of the put issued to Nordic in the Hedrin JV Agreement transaction.  The put is described below.

Nordic had an option to put all or a portion of its equity interest in the Hedrin JV to the Company in exchange for the Company’s common stock (the “Nordic Put”).  The Company had an option to, under certain conditions, call all or a portion of Nordic’s equity interest in the Hedrin JV in exchange for the Company’s common stock (the “Nordic Call”).  The Nordic Put and the Nordic Call terminated upon the execution, on January 4, 2011, of a settlement and release agreement between Nordic and the Company.  The settlement and release agreement is discussed below.

Nordic paid the Company a non-refundable fee of $150,000 in February 2008 for the right to receive a warrant covering shares of the Company’s commons stock.  The warrant (the “Nordic Warrant”) was issued in 2008.  The Nordic Warrant terminated upon the execution, on January 4, 2011, of a settlement and release agreement between Nordic and the Company.  The settlement and release agreement is discussed below.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Hedrin JV is responsible for the development and commercialization of Hedrin for the North American market and all associated costs including clinical trials, regulatory costs, patent costs, and future milestone payments owed to Thornton & Ross, Ltd., the licensor of Hedrin.

The Hedrin JV engaged the Company to provide management services to the Hedrin JV in exchange for a management fee.  For the three months ended March 31, 2011 and 2010, the Company has recognized $0 and $75,000, respectively, of management fees earned from the Hedrin JV which is included in the Company’s consolidated statements of operations as a component of interest and other income. The management services agreement terminated upon the execution, on January 4, 2011, of a settlement and release agreement between Nordic and the Company.  The settlement and release agreement is discussed below.

As previously reported, the Company and Nordic have had various disputes relating to the Hedrin JV, to the Nordic Put and the Nordic Warrant.  On January 4, 2011 the Company entered into a settlement and release agreement (the “Nordic Settlement”) with Nordic and the Hedrin JV that resolves all disputes between and among the Company, Nordic and the Hedrin JV.

The principal terms of the Nordic Settlement are:
•
The Nordic Put has been terminated.  The Company believed the Nordic Put permitted Nordic to become the owner, upon exercise of the Nordic Put, of 71,428,571 shares of the Company’s common stock.  Nordic asserted that the Nordic Put would have permitted Nordic to become the owner of 183,333,333 shares of the Company’s common stock.

•
The Nordic Warrant has been terminated.  The Company believed the Nordic Warrant covered 14,285,714 shares of the Company’s common stock.  Nordic asserted that the Nordic Warrant covered 33,333,333 shares of the Company’s common stock.

•	Nordic was required to make an additional, non-dilutive capital contribution to the Hedrin JV of $1,500,000, which includes $300,000 contributed to the Hedrin JV by Nordic on December 15, 2010.
•
The Hedrin JV has paid to the Company a settlement amount of $500,000, less any "Excess Payment" (defined below).  An "Excess Payment" is the amount by which Nordic’s and the Hedrin JV’s reasonable out-of-pocket legal and other costs incurred with respect to the Settlement and Release Agreement exceed $70,000.  To date there have been no Excess Payments.

•
Our equity interest in the Hedrin JV was reduced to 15%, and further reductions in our equity interest are possible if and when Nordic makes additional capital contributions to the Hedrin JV.  In no event shall the capital contributions by Nordic reduce our ownership in the Hedrin JV below 5%.

•	The Hedrin JV has paid $75,000 to the Company under the Services Agreement, dated February 21, 2008, and that Services Agreement is terminated as of December 31, 2010.
•
The Hedrin JV Agreement, dated January 31, 2008, as amended on February 18, 2008, and as further amended by an Omnibus Amendment on June 9, 2008, between the Company and Nordic; the Shareholders’ Agreement, dated February 21, 2008, as amended by an Omnibus Amendment on June 9, 2008, with respect to the Hedrin JV, and the Registration Rights Agreement, dated February 25, 2009, are terminated.

The Company recognized a gain on the Nordic Settlement of approximately $4.5 million during the three months ended March 31, 2011.  The components of the gain on the Nordic Settlement are as follows:

	Total	Cash portion	Non cash portion
Exchange obligation, termination of the Nordic Put	$3,949,176	$-	$3,949,176
Termination of the Nordic Warrant	71,429	-	71,429
Payment of settlement amount	500,000	500,000	-
Other	(3,117)	-	(3,117)
Totals	$4,517,488	$500,000	$4,017,488

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has been informed by Nordic that on April 19, 2011 the Hedrin JV filed a demand for arbitration of a dispute with Thornton & Ross LTD (“T&R”) with the American Arbitration Association.  The dispute between the Hedrin JV and T&R includes, but is not limited to the following:
•	Termination of the License Agreement
▪	In March 2011, T&R claimed that it had terminated the License Agreement by a letter dated October 19, 2010.
▪
The October 19, 2010 letter was marked “DRAFT”, made no reference to termination, but rather sought reassurances that the Hedrin JV would make an anticipated milestone payment (it did) and that the Hedrin JV is ready, able and willing to meet its obligations under the License Agreement (it was and is).

•	T&R’s Breach of the License Agreement
▪
T&R failed to provide the necessary Drug Master File or Master Access File references for the two ingredients of the Hedrin lotion, despite numerous, ongoing requests for the information.  T&R’s breaches hindered the Hedrin JV’s ability to secure approvals from the FDA.

6.	2010 EQUITY FINANCING

On March 2, 2010, the Company raised aggregate gross proceeds of approximately $2,547,500 pursuant to a private placement of its securities (the “2010 Equity Financing”).  The Company entered into subscription agreements (the "Subscription Agreements") with seventy-seven accredited investors (the "Investors") pursuant to which the Company sold an aggregate of 101.9 Units (as defined herein) for a purchase price of $25,000 per Unit.  Pursuant to the Subscription Agreements, the Company issued to each Investor units (the "Units") consisting of (i) 357,143 shares of common stock, $0.001 par value per share (the “Common Stock” or “Shares”) of the Company and (ii) 535,714 warrants (each a “Warrant” and collectively the “Warrants”), each of which will entitle the holder to purchase one additional share of Common Stock for a period of five years (each a “Warrant Share” and collectively the “Warrant Shares”) at an exercise price of $0.08 per share.  Because the Warrant Shares are convertible into shares of the Company, subject to adjustment, the conversion feature is subject to Derivative Liability accounting (see Note 9).

National Securities Corporation (“National”) was the placement agent for the 2010 Equity Financing transaction.  In connection with the issuance of the Securities, the Company issued warrants to purchase an aggregate of 3,639,289 shares of Common Stock at an exercise price of $0.08 per share, subject to adjustment, to the placement agent and certain of its designees.  Because the warrant is convertible into shares of the Company, subject to adjustment, the warrants are subject to Derivative Liability accounting (see Note 9). The warrants expire on March 2, 2015.

All of the Investors represented that they were “accredited investors,” as that term is defined in Rule 501(a) of Regulation D under the Securities Act, and the sale of the Units was made in reliance on exemptions provided by Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

In connection with the closing of the private placement, the Company, the placement agent acting in connection with the private placement (the “Placement Agent”) and the Investors entered into a Registration Rights Agreement, dated as of March 2, 2010, and the Company agreed to, and did, file a registration statement to register the resale of the Shares, within 60 days of the final closing date and the registration statement was declared effective within the time limits of the Registration Rights Agreement.

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

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, on April 8, 2010, the holder of the Convertible 12% Note (see Note 8) with a stated value of $400,000 and $22,000 of accrued interest, exercised its option to convert its Debenture (including all accrued interest thereon) into 16.88 Units.  The conversion price was equal to the per Unit purchase price paid by the Investors in the private placement.

The Company issued a total of 6,885,717 shares of common stock and warrants to purchase 10,328,566 shares of common stock at an exercise price of $0.08 per share to the investors in the final closing of the 2010 Equity Financing, including the conversion of the 12% Convertible Note.

7.	ARISTON MERGER

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

Upon the achievement of the milestones described below, Manhattan would be obligated to issue portions of the Milestone Shares to the former Ariston stockholders and noteholders:
•
Upon the affirmative decision of Manhattan’s Board of Directors, provided that such decision is made prior to March 8, 2011, to further develop the AST-915, either internally or through a corporate partnership, Manhattan  would issue 8,828,029 of the Milestone Shares.  This milestone was attained in January 2011 and the shares were issued in March 2011.  The Company recognized approximately $220,000 of research and development expense during the three months ended March 31, 2011 from the issuance of these shares.

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
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company merged with Ariston principally to add new products to its portfolio. Prior to the Merger, Ariston was a private, clinical stage specialty biopharmaceutical company based in Shrewsbury, Massachusetts that in-licensed, developed and planned to market novel therapeutics for the treatment of serious disorders of the central and peripheral nervous systems.

The Merger date fair value of the total consideration paid was $1,491,937 which consisted of 7,062,423 shares of the Company’s common stock issued upon the Merger and 15,890,452 contingently issuable shares upon Ariston’s attaining certain milestones as described above.  At the time of the Merger, the Company did not believe the attainment of the milestone for AST-915 was highly probable and, therefore, recorded no contingent consideration relative to it.  The par value of the contingently issuable common shares is reflected in the accompanying consolidated balance sheets as of March 31, 2011 and December 31, 2010 as a component of stockholders’ deficiency, contingently issuable shares.  The Company incurred $9,527 of acquisition related costs.

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

The following supplemental pro forma information presents the financial results as if the acquisition of Ariston had occurred on January 1, 2010 for the three months ended March 31, 2010.  This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2010, nor are they indicative of future results.

Pro forma consolidated results:
Three Month Period Ended March 31, 2010
Revenue	$-
Net loss	$(1,787,172)
Basic and diluted loss per share	$(0.02)

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	NOTES PAYABLE

The following is a summary of Notes Payable:

	At March 31, 2011			At December 31, 2010
	Current portion, net	Non-current portion, net	Total	Current portion, net	Non-current portion, net	Total
Secured 12% Note Payable	$1,725,000	$-	$1,725,000	$1,722,346	$-	$1,722,346
Non-interest Bearing Note Payable	236,900	-	236,900	231,900	-	231,900
Convertible 5% Notes Payable	-	16,225,433	16,225,433	-	15,452,793	15,452,793
ICON Convertible Note	347,747	330,030	677,777	100,000	677,778	777,778
Total	$2,309,647	$16,555,463	$18,865,110	$2,054,246	$16,130,571	$18,184,817

a.            Secured 12% Notes Payable
In 2008 and 2009 the Company sold $1,725,000 of 12% senior secured notes (the “Secured 12% Notes”) that mature two years after issuance and issued warrants to the investors to purchase 57.5 million shares of the Company’s common stock at $0.09 per share.  The warrants expire on December 31, 2013.  Net proceeds of $1.4 million were realized and $78,000 of issuance costs were paid outside of the closings.  On February 9, 2011 the maturity date of the Secured 12% Notes was extended to December 31, 2011.

National Securities Corporation (“National”) was the placement agent for the Secured 12% Notes Transaction. The Company issued to national, as a component of their placement agent fee, warrants to purchase 8.6 million shares of the Company’s common stock at $0.09 per share.  The warrants expire on December 31, 2013.

Interest on the Secured 12% Notes is compounded quarterly and payable at maturity.  At March 31, 2011 and December 31, 2010, accrued and unpaid interest on the Secured 12% Notes amounted to approximately $547,000 and $481,000, and is reflected in the accompanying balance sheets at March 31, 2011 and December 31, 2010, respectively, as part of interest payable. The Secured 12% Notes are secured by a pledge of all of the Company’s assets except for its investment in the Hedrin JV.  In addition, to provide additional security for the Company’s obligations under the notes, the Company entered into a default agreement, which provides that upon an event of default under the notes, the Company shall, at the request of the holders of the notes, use reasonable commercial efforts to either (i) sell a part or all of the Company’s interests in the Hedrin joint venture or (ii) transfer all or part of the Company’s interest in the Hedrin JV to the holders of the notes, as necessary, in order to fulfill the Company’s obligations under the notes, to the extent required and to the extent permitted by the applicable Hedrin joint venture agreements.

The Company incurred a total of approximately $424,000 of costs in the issuance of the $1,725,000 of Secured 12% Notes sold in 2008 and 2009.  These costs were capitalized and were amortized over the life of the Secured 12% Notes into interest expense.  During the three months ended March 31, 2011 and the year ended December 31, 2010, the amount amortized into interest expense was approximately $4,000 and $197,000, respectively.  At March 31, 2011 the costs of issuance were fully amortized.  At December 31, 2010 the remaining unamortized balance of approximately $4,000 is reflected in the accompanying balance sheet as of December 31, 2010 as debt issue costs.

The Company recognized an original issue discount (the “OID”) of approximately $194,000 on the issuance of the Secured 12% Notes sold for the value of the warrants issued to the investors.  The OID is being amortized over the life of the Secured 12% Notes into interest expense.  During the three months ended March 31, 2011 and year ended December 31, 2010 the amount amortized into interest expense was approximately $3,000 and $91,000, respectively.  At March 31, 2011 the OID was fully amortized.  At December 31, 2010 the remaining unamortized balance of approximately $3,000 has been netted against the face amount of Notes Payable in the accompanying balance sheet as of December 31, 2010.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 9, 2011, the Company entered into a waiver and forbearance agreement (the “Extension Agreement”) with the requisite holders of the Secured 12% Notes whereby the holders of the notes (the “Noteholders”) agreed to forbear the exercise of their rights under the Notes and waive the default thereof until December 31, 2011.   As part of the Extension Agreement, the Company has agreed to take prompt steps to seek to reduce its outstanding indebtedness by permitting the Noteholders to convert the Secured 12% Notes into shares of the Company's common stock at a conversion price of $0.01 per share, which will require the Company to obtain stockholder approval to, among other things, increase the number of its authorized common stock.  If the Secured 12% Notes convert into common stock at a conversion price of $0.01 the antidilution rights of the warrants issued with Secured 12% Notes, the warrants issued with the Convertible 12% Note and the warrants issued in the 2010 Equity Pipe transaction will be triggered causing significant potential dilution to our current stockholders.  The following table illustrates the potential dilution:

	As of March 31, 2011		Conversion of Secured 12% Notes	After Conversion
	Shares	%	Shares (1)	Shares	%
Shares outstanding:
Before conversion	129,793,289	45.66%		129,793,289	8.78%
Conversion of Secured 12% Notes			231,826,600	231,826,600	15.67%
Total outstanding	129,793,289		231,826,600	361,619,889
Shares issuable:
Options	11,564,936	4.07%		11,564,936	0.78%
Warrants:
With antidilution rights:
Issued with Secured 12% Notes	57,500,115	20.23%	460,000,920	517,501,035	34.99%
Other	72,411,248	25.47%	503,037,467	575,448,715	38.90%
Without antidilution rights	12,989,189	4.57%		12,989,189	0.88%
Total issuable	154,465,488		963,038,387	1,117,503,875
Total outstanding and issuable	284,258,777	100.00%	1,194,864,987	1,479,123,764	100.00%

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

In connection with the non-interest bearing note, the Company recognized an original issue discount of $40,000 of imputed interest on the note, which is being amortized into interest expense on a straight-line basis over the two-year term of the note.  For the three months ended March 31, 2011 and the year ended December 31, 2010, the Company amortized $5,000 and $20,000 of the OID into interest expense, respectively.  The remaining unamortized balances of $13,100 and $18,100 have been netted against the face amount of Notes payable, current portion, net in the accompanying balance sheets as of March 31, 2011 and December 31, 2010, respectively.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

d.           Convertible 12% Note Payable
In October 2009, the Company sold a 12% Original Issue Discount Senior Subordinated Convertible Debenture with a stated value of $400,000 (the “Convertible 12% Note”) and a warrant to purchase 2,222,222 shares of the Company’s common stock for a purchase price of $200,000.  National was the placement agent for the Convertible 12% Note transaction. The Company issued to National, as a component of their placement agent fee, warrants to purchase 222,222 shares of the Company’s common stock.  The warrants issued to the investors and National expire in October 2014 and were exercisable at an original price of $0.11 per share, subject to adjustment.  As a result of the 2010 Equity Financing the exercise price and number of shares represented by these warrants adjusted to 3,492,063 shares at $0.07 per share for the investors and 349,206 shares at $0.07 per share for National.

 The Convertible 12% Note was convertible into shares of the Company’s common stock in the event the Company issues new securities in connection with a financing.  The Convertible 12% Note may be converted into such new securities at a conversion price equal to the purchase price paid by the purchasers of such new securities. On April 8, 2010, the holder of the Convertible12% Note exercised its option to convert its note, including all accrued interest thereon, into 16.88 Units of the 2010 Equity Financing.

e.             Convertible 5% Notes Payable
Upon the Merger, Ariston issued $15,452,793 of five-year 5% notes payable (the “5% Notes”) in satisfaction of several note payable issuances.  The cumulative liability including accrued and unpaid interest of these several issuances of notes was $15,452,793 as of the Merger date. The 5% Notes and accrued and unpaid interest thereon are convertible at the option of the holder into the Manhattan’s common stock at the conversion price of $0.40 per share.  Ariston agreed to make quarterly payments on the 5% Notes  equal to 50% of the net product cash flow received from the exploitation or commercialization of Ariston’s product candidates, AST-726 and AST-915.  The 5% Notes are solely the obligation of Ariston and have no recourse to Manhattan other than the conversion feature discussed above.  Interest accrues monthly, is added to principal on an annual basis, every March 8, and is payable at maturity.  For the three months ended March 31, 2011, the Company recorded approximately $196,000 of interest expense on the 5% Notes.  On March 8, 2011 the accrued and unpaid interest on the 5% Notes was $772,640 and was added to the principal amount of the 5% Notes Payable.  At March 31, 2011 the principal amount of the 5% Notes was $16,225,433 and interest payable on the 5% Notes Payable was $49,578 and were reflected as components of notes payable, noncurrent portion, net and interest payable, noncurrent portion, respectively, in the accompanying balance sheet as of March 31, 2011.  At December 31, 2010 the principal amount of the 5% Notes was $15,452,793 and interest payable on the 5% Notes Payable was $626,697 and were reflected as components of notes payable, noncurrent portion, net and interest payable, noncurrent portion, respectively, in the accompanying balance sheet as of December 31, 2010.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

f.            ICON Convertible Note Payable
Upon the Merger, Ariston satisfied an account payable of $1,275,188 to ICON Clinical Research Limited (“ICON”) through the payment of $275,188 in cash and the issuance of a three-year 5% note payable (the “ICON Note”).  The principal was to be repaid in 36 monthly installments of $27,778 commencing in April 2010.  Interest was payable monthly in arrears.   On March 1, 2011 Ariston entered into an amended and restated convertible promissory note (the “Amended ICON Note”) with ICON.  The principal terms of the Amended ICON Note are that monthly payments of principal and interest will be waived for the thirteen month period ended December 31, 2011 (the “Waiver Period”) in exchange for a single payment of $100,000 on March 31, 2011, an increase in the interest on the Amended ICON Note from 5% to 8% per annum during the Waiver Period and a balloon payment on January 31, 2012.  The Amended Note will decrease the debt service requirements of the Company and Ariston by approximately $300,000 during the thirteen-month period ended December 31, 2011.  The Amended ICON Note is convertible at the option of the holder into the Company’s common stock at the conversion price of $0.20 per share.  During the three months ended March 31, 2011, the Company has recorded approximately $16,000 of interest expense on the Amended ICON Note. At March 31, 2011 the principal amount of the Amended ICON Note was $667,777, of which $347,747 was current, and interest payable on the Amended ICON Note was $18,812 and were reflected as components of notes payable, current portion, net, notes payable, noncurrent portion, net, and interest payable, current portion, respectively, in the accompanying balance sheet as of March 31, 2011.  At December 31, 2010 the principal amount of the Amended ICON Note was $777,778, of which $100,000 was current, and interest payable on the Amended ICON Note was $3,303 and were reflected as components of notes payable, current portion, net, notes payable, noncurrent portion, net and interest payable, current portion, respectively, in the accompanying balance sheet as of December 31, 2010.

9.           DERIVATIVE LIABILITY

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

In accordance with ASC 815, the Company estimated the fair value of the Nordic Warrant as of January 1, 2009 to be $22,222 by recording a reduction in additional paid-in capital of $150,000 and a decrease in deficit accumulated during the development stage of $127,778. The effect of this adjustment was recorded as a cumulative effect of change in accounting principle in our statements of stockholders’ equity (deficiency).

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	March 31, 2011	December 31, 2010	Purchases, sales, issuances and settlements	Change in Fair Value During Three Months Ended March 31, 2011
Nordic Warrant	$-	$71,429	$(71,429)	$-
Warrants issued with Convertible 12% Notes	9,778	15,644	-	(5,866)
Warrants issued in 2010 Equity Financing	283,204	447,773	-	(164,569)
Total	$292,982	$534,846	$(71,429)	$(170,435)

In accordance with ASC 815, the fair value of these derivatives were recorded in the accompanying condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010, as a component of a current liability, derivative liability.  The changes in fair value during the three months ended March 31, 2011 and 2010 were ($170,435) and $942,261, respectively and are reported as a non-cash charge in the accompanying condensed consolidated statements of operations as a component of other (income) expense.

10.         SUBSEQUENT EVENTS

In May 2011 the Company entered into an amendment of a Cooperative Research and Development Agreement (“CRADA”) with the National Institute of Health (“HIH”) for the conduct of two efficacy studies utilizing the Company’s AST-915 product candidate.  The Company’s commitment under the CRADA is the payment of $50,000 to the NIH and to provide a neurologist to assist the NIH in the conduct of these two efficacy studies.

In April 2011 the Company received $244,479 in cash from the grant receivable reflected in the accompanying balance sheets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our results of operations and financial condition in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”) and our financial statements for the three month period ended March 31, 2011 included elsewhere in this report.

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

On March 8, 2010, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Ariston Pharmaceuticals, Inc., a Delaware corporation ("Ariston") and Ariston Merger Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the "Merger Sub").  Pursuant to the terms and conditions set forth in the Merger Agreement, on March 8, 2010, the Merger Sub merged with and into Ariston (the "Merger"), with Ariston being the surviving corporation of the Merger.  As a result of the Merger, Ariston became a wholly-owned subsidiary of the Company.  The operating results of Ariston from March 8, 2010 to March 31, 2011 are included in the accompanying Condensed Consolidated Statements of Operations.

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

Results of Operations

Three-month Periods ended March 31, 2011 vs 2010:

	Three months ended March 31,		Increase/	% Increase/
	2011	2010	(decrease)	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$-	$-	$-	N/A
Other research and development expenses	355,000	18,000	337,000	1872.22%
Total research and development expenses	355,000	18,000	337,000	1872.22%
General and administrative:
Share-based compensation	9,000	191,000	(182,000)	-95.29%
Other general and administrative expenses	202,000	320,000	(118,000)	-36.88%
Total general and administrative expenses	211,000	511,000	(300,000)	-58.71%
Other income/(expense):
Gain on Nordic Settlement	4,517,000	-	4,517,000	N/A
Change in fair value of derivative liability	170,000	(942,000)	1,112,000	-118.05%
Interest expense	(290,000)	(237,000)	(53,000)	22.36%
Interest and other (income)/expense	1,000	75,000	(74,000)	-98.67%
Total other income/(expense)	4,398,000	(1,104,000)	5,502,000	-498.37%

Net income/(loss)	$3,832,000	$(1,633,000)	$5,465,000	-334.66%

During each of the three month periods ended March 31, 2011 and 2010, we did not recognize any revenues.  We are considered a development stage company and do not expect to have revenues relating to our products candidates prior to March 31, 2012, if at all.

For the three months ended March 31, 2011 research and development expense was $355,000 as compared to $18,000 for the three months ended March 31, 2010.  This increase of $337,000, or 1,872%, is primarily due to development activities, including the issuance of milestone shares in connection with the Ariston Merger, on the products acquired in the Ariston Merger during the 2011 period and limited product development activity during the 2010 period.

For the three months ended March 31, 2011 general and administrative expense was $211,000 as compared to $511,000 for the three months ended March 31, 2010.  This decrease of $300,000, or 59%, is primarily due to a reduction in staff and other cost cutting measures.

For the three months ended March 31, 2011 other income/(expense) was $4,398,000 as compared to $(1,104,000) for the three months ended March 31, 2010.  This change of $5,502,000, or (498)%, is primarily due the recognition of a gain on the Nordic Settlement of $4,517,000 and to a change in fair value of derivative liability of $1,112,000, offset by an increase in interest expense of $53,000, and a change in other income/(expense) of $74,000.

Net income for the three months ended March 31, 2011 was $3,832,000 as compared to a net loss of $1,633,000 for the three months ended March 31, 2010.  This change of $5,465,000, or (334)%, is primarily due to a change in other income/(expense) of $5,502,000 and a increase in expenses of $37,000.

Liquidity and Capital Resources

From inception to March 31, 2011, we incurred a deficit during the development stage of $57,477,000 primarily as a result of our net losses, and we expect to continue to incur additional losses through at least March 31, 2012 and for the foreseeable future.  These losses have been incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations since inception primarily through equity and debt financings and a joint venture transaction.  During the three months ended March 31, 2011, we had a net increase in cash and cash equivalents of $0.1 million.  This increase resulted largely from net cash provided by operating activities of $0.2 million offset by net cash used in financing activities of $0.1 million.  Total liquid resources as of March 31, 2011 were $0.6 million compared to $0.5 million at December 31, 2010.

 Our current liabilities as of March 31, 2011 were $3,352,000 compared to $3,293,000 at December 31, 2010, an increase of $59,000.  As of March 31, 2011, we had working capital deficit of $2,450,000 compared to working capital deficit of $2,424,000 at December 31, 2010.

During the quarter ended March 31, 2011, the Company received $500,000 from the Nordic settlement and repaid $100,000 of debt.

During the quarter ended March 31, 2010, the Company received net proceeds of approximately $2,100,000 from the 2010 Equity Financing.  The Company also acquired $519,000 of cash in the merger with Ariston and repaid $27,000 of debt.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development.  Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.  Through March 31, 2011, a significant portion of our financing has been through private placements of debt, common stock and warrants and the Hedrin JV.  Unless our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through the similar sources of capital previously described.  We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.  We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future.

Based on the resources of the Company available at March 31, 2011, management believes that the Company has sufficient capital to fund its operations through 2011.  Management believes that the Company will need additional equity or debt financing or generate revenues through licensing of its products or entering into strategic alliances to be able to sustain its operations into 2012.  Furthermore, the Company will need additional financing thereafter to complete development and commercialization of its products.  There can be no assurances that we can successfully complete development and commercialization of our products.  In addition, $250,000 of debt matures in November and $1,725,000 principal amount of debt plus interest thereon matures in December 2011.  The Company intends to convert the $1,725,000 of debt plus interest thereon into equity.

The Company does not have the financial resources necessary to conduct the pivotal trial of AST-726 and will have to raise funds or secure a partner for that purpose.

These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have reported net income of $3,832,000 for the three month periods ended March 31, 2011 and a net loss of $1,633,000 for the three month periods ended March 31, 2010.  The net income for the three month period in 2011 resulted primarily from a gain on the Nordic Settlement.  Without the effect of this item, the Company would have sustained a loss during the 2011 period.  The net loss attributable to common shares from date of inception, including preferred stock dividends, August 6, 2001 to March 31, 2011, amounts to $57,477,000.  Management believes that we will continue to incur net losses through at least March 31, 2012.

Joint Venture Agreement

In February 2008, the Company and Nordic Biotech Advisors ApS through its investment fund Nordic Biotech Venture Fund II K/S (“Nordic”) entered into a joint venture agreement (the “Hedrin JV Agreement”) to develop and commercialize the Company's North American rights (under license) to its Hedrin product.

Pursuant to the Hedrin JV Agreement, Nordic formed a new Danish limited partnership, H Pharmaceuticals K/S, (the "Hedrin JV") and provided it with $5.5 million funding in several tranches through January of 2010 and the Company assigned and transferred its North American rights in Hedrin to the Hedrin JV in return for a $3.5 million cash payment from the Hedrin JV, paid in several tranches, and equity in the Hedrin JV representing 47.62% of the nominal equity interests in the Hedrin JV.  Through January 2010 the Company recognized an investment in the Hedrin JV of $0.75 million and an exchange obligation of $3.95 million.  The exchange obligation represents the Company’s obligation to Nordic to issue the Company’s common stock in exchange for all or a portion of Nordic’s equity interest in the Hedrin JV upon the exercise by Nordic of the put issued to Nordic in the Hedrin JV Agreement transaction.  The put is described below.

Nordic had an option to put all or a portion of its equity interest in the Hedrin JV to the Company in exchange for the Company’s common stock (the “Nordic Put”).  The Company had an option to, under certain conditions, call all or a portion of Nordic’s equity interest in the Hedrin JV in exchange for the Company’s common stock (the “Nordic Call”).  The Nordic Put and the Nordic Call terminated upon the execution, on January 4, 2011, of a settlement and release agreement between Nordic and the Company.  The settlement and release agreement is discussed below.

Nordic paid the Company a non-refundable fee of $150,000 in February 2008 for the right to receive a warrant covering shares of the Company’s commons stock.  The warrant (the “Nordic Warrant”) was issued in 2008.  The Nordic Warrant terminated upon the execution, on January 4, 2011, of a settlement and release agreement between Nordic and the Company.  The settlement and release agreement is discussed below.

The Hedrin JV is responsible for the development and commercialization of Hedrin for the North American market and all associated costs including clinical trials, regulatory costs, patent costs, and future milestone payments owed to Thornton & Ross, Ltd. (‘T&R”) the licensor of Hedrin.

The Hedrin JV engaged the Company to provide management services to the Hedrin JV in exchange for a management fee.  For the three months ended March 31, 2011 and 2010, the Company has recognized $0 and $75,000, respectively, of management fees earned from the Hedrin JV which is included in the Company’s consolidated statements of operations as a component of interest and other income. The management services agreement terminated upon the execution, on January 4, 2011, of a settlement and release agreement between Nordic and the Company.  The settlement and release agreement is discussed below.

As previously reported, the Company and Nordic have had various disputes relating to the Hedrin JV, to the Nordic Put and the Nordic Warrant.  On January 4, 2011 the Company entered into a settlement and release agreement (the “Nordic Settlement”) with Nordic and the Hedrin JV that resolves all disputes between and among the Company, Nordic and the Hedrin JV.

The principal terms of the Nordic Settlement are:
•
The Nordic Put has been terminated.  The Company believed the Nordic Put permitted Nordic to become the owner, upon exercise of the Nordic Put, of 71,428,571 shares of the Company’s common stock.  Nordic asserted that the Nordic Put would have permitted Nordic to become the owner of 183,333,333 shares of the Company’s common stock.

•
The Nordic Warrant has been terminated.  The Company believed the Nordic Warrant covered 14,285,714 shares of the Company’s common stock.  Nordic asserted that the Nordic Warrant covered 33,333,333 shares of the Company’s common stock.

•	Nordic was required to make an additional, non-dilutive capital contribution to the Hedrin JV of $1,500,000, which includes $300,000 contributed to the Hedrin JV by Nordic on December 15, 2010.
•
The Hedrin JV has paid to the Company a settlement amount of $500,000, less any "Excess Payment" (defined below).  An "Excess Payment" is the amount by which Nordic’s and the Hedrin JV’s reasonable out-of-pocket legal and other costs incurred with respect to the Settlement and Release Agreement exceed $70,000.  To date there have been no Excess Payments.

•
Our equity interest in the Hedrin JV was reduced to 15%, and further reductions in our equity interest are possible if and when Nordic makes additional capital contributions to the Hedrin JV.  In no event shall the capital contributions by Nordic reduce our ownership in the Hedrin JV below 5%.

•	The Hedrin JV has paid $75,000 to the Company under the Services Agreement, dated February 21, 2008, and that Services Agreement is terminated as of December 31, 2010.
•
The Hedrin JV Agreement, dated January 31, 2008, as amended on February 18, 2008, and as further amended by an Omnibus Amendment on June 9, 2008, between the Company and Nordic; the Shareholders’ Agreement, dated February 21, 2008, as amended by an Omnibus Amendment on June 9, 2008, with respect to the Hedrin JV, and the Registration Rights Agreement, dated February 25, 2009, are terminated.

At December 31, 2010 the Company had unrecognized equity in its share of the losses of the Hedrin JV of approximately $560,000.  In conjunction with the Nordic Settlement the Company recognized this $560,000 of its share of equity in the losses of the Hedrin JV during the three months ended March 31, 2011.  The Company also recognized a gain on the Nordic Settlement of approximately $5.0 million during the three months ended March 31, 2011.  The components of the gain on the Nordic Settlement are as follows:

	Total	Cash portion	Non cash portion
Exchange obligation, termination of the Nordic Put	$3,949,176	$-	$3,949,176
Termination of the Nordic Warrant	71,429	-	71,429
Payment of settlement amount	500,000	500,000	-
Other	(3,117)	-	(3,117)
Totals	$4,517,488	$500,000	$4,017,488

The Company has been informed by the Hedrin JV that on April 19, 2011 the Hedrin JV filed a demand for arbitration of a dispute with Thonrton & Ross LTD (“T&R”) with the American Arbitration Association.  The dispute between Nordic and T&R includes, but is not limited to the following:
•	Termination of the License Agreement
▪	In March 2011, T&R claimed that it had terminated the License Agreement by a letter dated October 19, 2010.
▪
The October 19, 2010 letter was marked “DRAFT”, made no reference to termination, but rather sought reassurances that the Hedrin JV would make an anticipated milestone payment (it did) and that the Hedrin JV is ready, able and willing to meet its obligations under the License Agreement (it was and is).

•	T&R’s Breach of the License Agreement
▪
T&R failed to provide the necessary Drug Master File or Master Access File references for the two ingredients of the Hedrin lotion, despite numerous, ongoing requests for the information.  T&R’s breaches hindered the Hedrin JV’s ability to secure approvals from the FDA.

2010 Equity Financing

On March and April 2010, we raised aggregate gross proceeds of approximately $2.6 million pursuant to a private placement of our securities (the “2010 Equity Financing”).  We sold an aggregate of 104.3 Units for a purchase price of $25,000 per Unit.  We issued to each Investor units (the "Units") consisting of  357,143 shares of common stock, $0.001 par value per share of the Company and 535,714 warrants, each of which will entitle the holder to purchase one additional share of Common Stock for a period of five years at an exercise price of $0.08 per share.   In addition, in April 2010, the holder of the 12% Convertible Note with a stated value of $400,000 and $22,000 of accrued interest, exercised its option to convert its Debenture (including all accrued interest thereon) into 16.88 Units.  The conversion price was equal to the per Unit purchase price paid by the investors in the private placement.

Convertible 12% Note Payable

 In October 2009, we sold a 12% Original Issue Discount Senior Subordinated Convertible Debenture with a stated value of $400,000 and a warrant to purchase 2,222,222 shares of the Company’s common stock, par value $.001 per share  for a purchase price of $200,000.  The Convertible 12% Note is convertible into shares of Common Stock at an initial conversion price of $0.09 per share, subject to adjustment, or, in the event the Company issues new securities in connection with a financing, the Convertible 12% Note may be converted into such new securities at a conversion price equal to the purchase price paid by the purchasers of such new securities.  The Convertible 12% Note was converted into the 2010 Equity Financing in April 2010, as described above.

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

On February 9, 2011, the Company entered into a waiver and forbearance agreement (the “Extension Agreement”) with the requisite holders of the Secured 12% Notes whereby the holders of the notes (the “Noteholders”) agreed to forbear the exercise of their rights under the Notes and waive the default thereof until December 31, 2011.   As part of the Extension Agreement, the Company has agreed to take prompt steps to seek to reduce its outstanding indebtedness by permitting the Noteholders to convert the Secured 12% Notes into shares of the Company's common stock at a conversion price of $0.01 per share, which will require the Company to obtain stockholder approval to, among other things, increase the number of its authorized common stock.  If the Secured 12% Notes convert into common stock at a conversion price of $0.01 the antidilution rights of the warrants issued with Secured 12% Notes, the warrants issued with the Convertible 12% Note and the warrants issued in the 2010 Equity Pipe transaction will be triggered causing significant potential dilution to our current stockholders.  The following table illustrates the potential dilution:

	As of March 31, 2011		Conversion of Secured 12% Notes	After Conversion
	Shares	%	Shares (1)	Shares	%
Shares outstanding:
Before conversion	129,793,289	45.66%		129,793,289	8.78%
Conversion of Secured 12% Notes			231,826,600	231,826,600	15.67%
Total outstanding	129,793,289		231,826,600	361,619,889
Shares issuable:
Options	11,574,936	4.07%		11,574,936	0.78%
Warrants:
With antidilution rights:
Issued with Secured 12% Notes	57,500,115	20.23%	460,000,920	517,501,035	34.99%
Other	72,411,248	25.47%	503,037,467	575,448,715	38.90%
Without antidilution rights	12,989,189	4.57%		12,989,189	0.88%
Total issuable	154,475,488		963,038,387	1,117,513,875
Total outstanding and issuable	284,268,777	100.00%	1,194,864,987	1,479,133,764	100.00%

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

The final study design is subject to FDA feedback and approval, but Manhattan Pharmaceuticals expects the pivotal study to enroll approximately 40 to 70 Vitamin B12 deficient patients currently treated with injection therapy.  Patients will first be evaluated on injection therapy and then will receive AST-726 by nasal spray on a monthly basis for 12 weeks.  The primary objective of this study is to demonstrate that levels of Vitamin B12 in the patients’ bloodstream remain within the normal range following monthly administration of AST-726.  We anticipate that the data from this study and additional manufacturing information will support the planned 505(b)(2) NDA filing for AST-726.

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

In May 2011 the Company entered into an amendment of a Cooperative Research and Development Agreement (“CRADA”) with the National Institute of Health (“HIH”) for the conduct of two efficacy studies utilizing the Company’s AST-915 product candidate.  The Company’s commitment under the CRADA is the payment of $50,000 to the NIH and to provide a neurologist to assist the NIH in the conduct of these two efficacy studies.

AST-915 was formerly referred to as “AST-914 metabolite”.

Hedrin
Hedrin is a novel, non-insecticide, one hour treatment for pediculosis (head lice) and is currently being developed in the United States as a prescription medical device.  Hedrin is the top selling head lice product in Europe.  It is currently marketed in over 27 countries.

In June 2007, the Company entered into an exclusive license agreement with Thornton & Ross Ltd (“T&R”) and Kerris, S.A. (“Kerris”) for Hedrin (the “Hedrin License Agreement”). We acquired an exclusive North American license to certain patent rights and other intellectual property relating to the product.  In addition, and at the same time, we also entered into a Supply Agreement with T&R pursuant to which T&R will be the Company’s exclusive supplier of Hedrin product (the “Hedrin Supply Agreement”).

In February 2008, the Company entered into a joint venture agreement with Nordic Biotech Advisors ApS (“Nordic”) to develop and commercialize Hedrin for the North American market.  The joint venture entity, H Pharmaceuticals (the “Hedrin JV”), now owns, is developing, and is working to secure commercialization partners for Hedrin in both the United States and Canada.   The Hedrin JV is independently funded and is responsible for all costs associated with the Hedrin project, including any necessary United States (“U.S.”) clinical trials, patent costs, and future milestones owed to the original licensor, T&R.  The Company currently owns 15% of the Hedrin JV.

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

In-process Research and Development
All acquired research and development projects are recorded at their fair value as of the date of acquisition.  The fair values are assessed as of the balance sheet date to ascertain if there has been any impairment of the recorded value.  If there is an impairment, the asset is written down to its current fair value by the recording of an expense.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
Our exposure to market risk is confined to our cash and cash equivalents. We have attempted to minimize risk by investing in high-quality financial instruments, primarily money market funds with no security having an effective duration longer than 90 days. If the market interest rate decreases by 100 basis points or 1%, the fair value of our cash and cash equivalents portfolio would have minimal to no impact on the carrying value of our portfolio. We did not hold any derivative instruments as of March 31, 2011, and we have never held such instruments in the past.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our Principal Executive and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Operating and Financial Officer concluded that our disclosure controls and procedures were effective as of that date to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded , processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to the our management, including our Chief Operating and Financial Officer, as appropriate to allow timely decisions regarding required disclosure

Our disclosure controls or internal controls over financial reporting were designed to provide only reasonable assurance that such disclosure controls or internal control over financial reporting will prevent all errors or all instances of fraud, even as the same are improved to address any deficiencies. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be only reasonable, not absolute assurance that any design will succeed in achieving its stated goals under all potential future conditions. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

 Changes in Internal Control

During the quarter ended March 31, 2011, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

 None.

Item 1A.  Risk Factors

There have been no material changes with respect to Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

MANHATTAN PHARMACEUTICALS, INC.

Date: May 16, 2011	By:	/s/ Michael G. McGuinness
Michael G. McGuinness
Principal Executive Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

31.1	Certification of Principal Executive and Financial Officer.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.