Form 10-Q
period 2011-06-30
MANHATTAN PHARMACEUTICALS INC
filed 2011-08-15
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

As of August 9, 2011 there were 2,595,866 shares of the issuer’s common stock, $.001 par value, outstanding.

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

Part I – Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements
MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$492,508	$478,668
Grant receivable	-	244,479
Debt issue costs	-	4,408
Other current assets	116,826	141,622
Total current assets	609,334	869,177

In-process research and development	17,742,110	17,742,110
Property and equipment, net	1,816	2,984
Other assets	7,750	21,370
Total assets	$18,361,010	$18,635,641

Liabilities and Stockholders' Deficiency
Current Liabilities:
Notes payable, current portion, net of discount	$775,290	$2,054,246
Accounts payable and accrued expenses	207,649	223,516
Interest payable, current portion, net of beneficial conversion	160,061	480,890
Derivative liability	2,639,728	534,846

Total current liabilities	3,782,728	3,293,498

Notes payable, noncurrent portion, net of discount	16,475,433	16,130,571
Interest payable, noncurrent portion	252,396	626,697
Exchange obligation	-	3,949,176
Total liabilities	20,510,557	23,999,942

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value. Authorized 1,500,000 shares; no shares issued and outstanding at June 30, 2011 and December 31, 2010	-	-
Common stock, $.001 par value. Authorized 500,000,000 shares; 2,595,866 shares issued and outstanding at June 30, 2011 and 2,419,305 shares issued and outstanding at December 31, 2010	2,596	2,419
Contingently issuable shares	15,890	15,890
Additional paid-in capital	58,291,913	55,927,180
Deficit accumulated during the development stage	(60,459,946)	(61,309,790)
Total stockholders’ deficiency	(2,149,547)	(5,364,301)

Total liabilities and stockholders' deficiency	$18,361,010	$18,635,641

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Cumulative period from August 6, 2001 (inception) to
	2011	2010	2011	2010	June 30, 2011
Revenue	$-	$-	$-	$-	$-

Costs and expenses:
Research and development	90,218	50,999	445,395	68,766	29,273,399
General and administrative	232,688	474,092	443,596	985,770	20,157,993
In-process research and development charge	-	-	-	-	11,887,807
Impairment of intangible assets	-	-	-	-	1,248,230
Loss on disposition of intangible assets	-	-	-	-	1,213,878
Total operating expenses	322,906	525,091	888,991	1,054,536	63,781,307

Operating loss	(322,906)	(525,091)	(888,991)	(1,054,536)	(63,781,307)

Other (income) expense:
Equity in losses of Hedrin JV	-	-	-	-	750,000
Gain on Nordic Settlement	-	-	(4,517,488)	-	(4,517,488)
Change in fair value of derivative liability	2,231,746	(2,808,996)	2,061,311	(1,866,735)	(1,030,672)
Interest and other income	(323)	(76,716)	(466)	(152,030)	(2,416,140)
Interest expense	428,210	351,215	717,808	587,992	2,630,256
Loss on early extinguishment of debt	-	159,070	-	159,070	159,070
Realized gain on sale of marketable equity securities	-	-	-	-	(76,032)
Total other (income) expense	2,659,633	(2,375,427)	(1,738,835)	(1,271,703)	(4,501,006)

Net income (loss)	(2,982,539)	1,850,336	849,844	217,167	(59,280,301)

Preferred stock dividends (including imputed amounts)	-	-	-	-	(1,179,645)

Net income (loss) applicable to common shares	$(2,982,539)	$1,850,336	$849,844	$217,167	$(60,459,946)

Net income (loss) per common share:
Basic and diluted	$(1.15)	$0.77	$0.33	$0.11

Weighted average shares of common stock outstanding:
Basic and diluted	2,595,866	2,408,594	2,572,454	2,052,719

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Equity (Deficiency)
 (unaudited)

	Common stock shares	Common stock amount	Additional paid- in capital	Deficit accumulated during development stage	Other	Total stockholders' equity (deficiency)
Stock issued at $0.02 per share for subscription receivable	203,355	$203	$3,797	$-	$(4,000)	$(0)
Net loss	-	-	-	(56,796)	-	(56,796)
Balance at December 31, 2001	203,355	203	3,797	(56,796)	(4,000)	(56,796)
Proceeds from subscription receivable	-	-	-	-	4,000	4,000
Stock issued at $0.02 per share for license rights	50,839	51	949	-	-	1,000
Stock options issued for consulting services	-	-	60,589	-	(60,589)	-
Common stock issued at $31.50 per share, net of expenses	60,866	61	1,704,257	-	-	1,704,318
Amortization of unearned consulting services	-	-	-	-	22,721	22,721
Net loss	-	-	-	(1,037,320)	-	(1,037,320)
Balance at December 31, 2002	315,060	315	1,769,592	(1,094,116)	(37,868)	637,923
Common stock issued at $31.50 per share, net of expenses	26,436	26	743,665	-	-	743,691
Effect of reverse acquisition	125,752	126	2,336,115	-	-	2,336,241
Payment for fraction shares for stock combination	-	-	(300)	-	-	(300)
Preferred stock issued at $10 per share, net of expenses	-	-	9,045,176	-	1,000	9,046,176
Imputed preferred stock dividend	-	-	418,182	(418,182)	-	-
Amortization of unearned consulting services	-	-	-	-	37,868	37,868
Unrealized loss on short-term investments	-	-	-	-	(7,760)	(7,760)
Net loss	-	-	-	(5,960,907)	-	(5,960,907)
Balance at December 31, 2003	467,248	467	14,312,430	(7,473,205)	(6,760)	6,832,932
Exercise of stock options	552	1	30,099	-	-	30,100
Common stock issued at $55.00 per share, net of expenses	67,379	67	3,361,651	-	-	3,361,718
Preferred stock dividend accrued	-	-	-	(585,799)	-	(585,799)
Preferred stock dividend paid by issuance of preferred shares	-	-	281,073	-	25	281,098
Conversion of preferred stock to common stock at $55.00 per share	31,005	31	140	-	(171)	-
Warrants issued for consulting services	-	-	125,558	-	(120,968)	4,590
Amortization of unearned consulting services	-	-	-	-	100,800	100,800
Unrealized gain and reversal of unrealized loss on short-term investments	-	-	-	-	20,997	20,997
Net loss	-	-	-	(5,896,031)	-	(5,896,031)
Balance at December 31, 2004	566,184	566	18,110,951	(13,955,035)	(6,077)	4,150,405
Common stock issued at $55.50 and $57.50 per share, net of expenses	238,354	238	12,249,971	-	-	12,250,209
Common stock issued at $55.50 in satisfaction of accounts payable	13,513	13	749,987	-	-	750,000
Exercise of stock options	648	1	32,399	-	-	32,400
Exercise of warrants	5,597	6	68,485	-	-	68,491
Preferred stock dividend accrued	-	-	-	(175,663)	-	(175,663)
Preferred stock dividend paid by issuance of preferred shares	-	-	477,736	-	42	477,778
Conversion of preferred stock to common stock at $55.00 per share	162,937	163	733	-	(896)	-
Stock issued in connection with acquisition of Tarpan Therapeutics, Inc.	214,621	215	11,052,769	-	-	11,052,984
Reversal of unrealized gain on short-term investments	-	-	-	-	(12,250)	(12,250)
Share-based compensation	-	-	66,971	-	20,168	87,139
Net loss	-	-	-	(19,140,997)	-	(19,140,997)
Balance at December 31, 2005	1,201,854	1,202	42,810,002	(33,271,695)	987	9,540,496
Cashless exercise of warrants	547	-	-	-	-	-
Costs associated with private placement	-	-	(15,257)	-	-	(15,257)
Unrealized loss on short-term investments	-	-	-	-	(987)	(987)
Share-based compensation	-	-	1,675,499	-	-	1,675,499
Net loss	-	-	-	(9,695,123)	-	(9,695,123)
Balance at December 31, 2006	1,202,401	1,202	44,470,244	(42,966,818)	-	1,504,628

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Equity (Deficiency)
(unaudited)

	Common stock shares	Common stock amount	Additional paid- in capital	Deficit accumulated during development stage	Other	Total stockholders' equity (deficiency)
Common stock issued at $42.00 and $45.00 per share, net of expenses	203,710	$204	$7,851,981	$-	$-	$7,852,185
Common stock issued at $36.00 per share in satisfaction of accounts payable	556	$1	19,999	-	-	20,000
Common stock issued with in-licensing agreement at $45.00 per share	2,500	$2	112,498	-	-	112,500
Common stock issued with in-licensing agreement at $40.00per share	3,000	$3	119,997	-	-	120,000
Warrants issued for consulting services	-	-	83,670	-	-	83,670
Exercise of warrants	206	-	7,233	-	-	7,233
Cashless exercise of warrants	112	-	(6)	-	-	(6)
Share-based compensation	-	-	1,440,956	-	-	1,440,956
Net loss	-	-	-	(12,032,252)	-	(12,032,252)
Balance at December 31, 2007	1,412,485	1,412	54,106,572	(54,999,070)	-	(891,086)
Sale of warrant	-	-	150,000	-	-	150,000
Warrants issued with 12% notes	-	-	170,128	-	-	170,128
Share-based compensation	-	-	463,890	-	-	463,890
Net loss	-	-	-	(4,268,858)	-	(4,268,858)
Balance at December 31, 2008	1,412,485	1,412	54,890,590	(59,267,928)	-	(4,375,926)
Cumulative effect of a change in accounting principle	-	-	(150,000)	127,778	-	(22,222)
Balance at January 1, 2009, as adjusted	1,412,485	1,412	54,740,590	(59,140,150)	-	(4,398,148)
Warrants issued with secured 12% notes	-	-	46,125	-	-	46,125
Warrants issued to placement agent - secured 12% notes	-	-	6,919	-	-	6,919
Share-based compensation	-	-	353,438	-	-	353,438
Net loss	-	-	-	(2,793,285)	-	(2,793,285)
Balance at December 31, 2009	1,412,485	1,412	55,147,072	(61,933,435)	-	(6,784,951)
Common stock issued at $3.50 per share, net of expenses	865,572	866	2,584,621	-	-	2,585,487
Derivative liability associated with warrants issued with common stock	-	-	(3,497,898)	-	-	(3,497,898)
Shares issued and issuable in Merger with Ariston	141,248	141	1,475,906	-	15,890	1,491,937
Share-based compensation	-	-	217,479	-	-	217,479
Net income	-	-	-	623,645	-	623,645
Balance at December 31, 2010	2,419,305	2,419	55,927,180	(61,309,790)	15,890	(5,364,301)
Share-based compensation	-	-	13,613	-	-	13,613
Shares issued on achievement of Ariston milestone	176,561	177	220,524	-	-	220,701
Derivative liability associated with warrant amendment	-	-	(115,000)	-	-	(115,000)
Beneficial conversion feature of Secured 12% Notes Payable and interest	-	-	2,245,596	-	-	2,245,596
Net income	-	-	-	849,844	-	849,844
Balance at June 30, 2011	2,595,866	$2,596	$58,291,913	$(60,459,946)	$15,890	$(2,149,547)

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,		Cumulative period from August 6, 2001 (inception) to June
	2011	2010	30, 2011
Cash flows from operating activities:
Net income/(loss)	$849,844	$217,167	$(59,280,301)

Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Equity in losses of Hedrin JV	-	-	750,000
Non cash gain on Nordic settlement	(4,017,488)	-	(4,017,488)
Share-based compensation	13,613	206,141	4,413,403
Amortization of OID, issue costs and beneficial conversion feature	154,547	207,612	1,091,178
Change in fair value of derivative liability	2,061,311	(1,866,735)	(1,030,670)
Loss on early extinguishment of debt	-	159,070	159,070
Shares issued in connection with in-licensing agreement	-	-	232,500
Shares issued in connection with Ariston milestone	220,701	-	220,701
Warrants issued to consultant	-	-	83,670
Amortization of intangible assets	-	-	145,162
Gain on sale of marketable equity securities	-	-	(76,032)
Depreciation	1,168	2,383	232,031
Noncash portion of in-process research and development charge	-	-	11,721,623
Loss on impairment and disposition of intangible assets	-	-	2,462,108
Other	-	-	23,917
Changes in operating assets and liabilities, net of acquisitions:
Decrease in grant receivable	244,479	-	-
Decrease in prepaid expenses and other current assets	24,440	50,341	61,931
Decrease/(increase) in other assets	10,859	-	(25,511)
Decrease in accounts payable and accrued expenses	(15,867)	(354,993)	(138,175)
Increase in interest payable	566,233	363,376	1,445,246
Net cash provided by/(used in) operating activities	113,840	(1,015,638)	(41,525,637)
Cash flows from investing activities:
Purchase of property and equipment	-	(2,844)	(242,452)
Cash acquired in connection with acquisitions	-	519,365	493,334
Net cash provided from the purchase and sale of short-term investments	-	-	435,938
Proceeds from sale of license	-	-	200,001
Net cash provided by investing activities	-	516,521	886,821
Cash flows from financing activities:
Proceeds related to sale of common stock, net	-	2,163,486	28,059,748
Proceeds from sale of preferred stock, net	-	-	9,046,176
Proceeds from the Hedrin JV agreement	-	-	3,199,176
Proceeds from sale of notes payable	-	-	1,509,915
Sale of warrant	-	-	150,000
Net repayments of notes payable	(100,000)	(110,334)	(1,207,124)
Other, net	-	-	373,433
Net cash provided by/(used in) financing activities	(100,000)	2,053,152	41,131,324
Net increase in cash and cash equivalents	13,840	1,554,035	492,508
Cash and cash equivalents at beginning of period	478,668	17,996	-
Cash and cash equivalents at end of period	$492,508	$1,572,031	$492,508

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,		Cumulative period from August 6, 2001 (inception) to June 30,
	2011	2010	2011
Supplemental disclosure of cash flow information:
Interest paid	$363	$15,949	$67,868
Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for acquisitions	$-	$1,491,937	$14,881,163
Conversion of debt to common stock and warrants	-	422,000	422,000
In-process research and development acquired	-	17,742,110	17,742,110
Investment in Hedrin JV	-	-	1,250,000
Beneficial conversion feature	2,245,596	-	2,245,596
Warrants issued with notes payable	-	-	250,562
Note issued to settle accrued expenses	-	-	211,900
Common stock issued in satisfaction of accounts payable	-	-	770,000
Imputed and accrued preferred stock dividend	-	-	1,179,644
Conversion of preferred stock to common stock	-	-	1,067
Preferred stock dividends paid by issuance of shares	-	-	759,134
Issuance of common stock in connection with in-licensing agreement	-	-	232,500
Marketable equity securities received in connection with sale of license	-	-	359,907
Warrants issued to consultant	-	-	83,670
Net liabilities assumed over assets acquired in business combination	-	-	(675,416)
Cashless exercise of warrants	-	-	33

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Pharmaceuticals, Inc.  (“Manhattan”) and subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission.  Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation.  Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2011 or for any other interim period.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K  for such year.  The condensed balance sheet as of December 31, 2010 has been derived from the audited financial statements included in the Form 10-K for that year.

As of June 30, 2011, the Company has not generated any revenues from the development of its products and is therefore still considered to be a development stage company.

In March 2010, Manhattan entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Ariston Pharmaceuticals, Inc., a Delaware corporation ("Ariston") and Ariston Merger Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the "Merger Sub").  Pursuant to the terms and conditions set forth in the Merger Agreement, the Merger Sub merged with and into Ariston (the "Merger"), with Ariston being the surviving corporation of the Merger.  As a result of the Merger, Ariston became a wholly-owned subsidiary of Manhattan.  The operating results of Ariston from March 8, 2010 to June 30, 2011 are included in the accompanying condensed consolidated statements of operations.

On June 20, 2011, the Company effected a 1 for 50 reverse stock split (the “Reverse Split”).  All references to common shares and per share data for prior periods have been retroactively adjusted to reflect the Reverse Split as if it had occurred at the beginning of the earliest period presented.

Segment Reporting

The Company has determined that it operates in only one segment currently, which is biopharmaceutical research and development.

Financial Instruments

At December 31, 2010, the fair values of cash and cash equivalents, grant receivable, accounts payable, the convertible 5% notes payable, the ICON convertible note payable, the non-interest bearing note payable and the secured 12% notes payable approximate their carrying values. At June 30, 2011, the fair values of cash and cash equivalents, accounts payable, the convertible 5% notes payable, the ICON convertible note payable and the non-interest bearing note payable approximate their carrying values.  At June 30, 2011 the carrying value of secured 12% notes payable does not approximate its fair value of $1,725,000 because of the recognition of a beneficial conversion feature during the six months ended June 30, 2011.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Investment in Joint Venture

The Company accounted for its investment in a joint venture using the equity method of accounting up through January 4, 2011, the date of the settlement agreement discussed in Note 6, and the cost method subsequent to January 4, 2011. Under the equity method, the Company records its pro-rata share of joint venture income or losses and adjusts the basis of its investment accordingly.

Fair Value Measurements

The Company uses a standard framework in how to value the fair value of assets and liabilities.  This framework is intended to increase consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value.  This standard also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings.

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

The Company utilizes the market approach to measure fair value of its financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.  The Company’s financial assets (cash equivalents) as of June 30, 2011 and December 31, 2010 were held in money market funds which is a Level 1 measurable input.

The Company utilizes the Black-Scholes Option Pricing model to estimate the fair value of its derivative liabilities associated with warrant obligations and a convertible note obligation (see Note 9).  The Company considers them to be Level 3 instruments. The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the derivative liabilities at June 30, 2011 and 2010:

	June 30,
	2011	2010
Fair value	$0.1050 - $0.1380	$1.217 - $1.305
Expected volatility	89%	88%
Dividend yield	-	-
Expected term (in years)	3.533 - 3.78	2.76 - 4.78
Risk-free interest rate	1.30%	1.79%

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in Level 3 instruments for the six month periods ended June 30, 2011 and 2010:

	June 30,
	2011	2010
Fair value at January 1	$534,846	$784,777
Purchases, sales, issuances and settlements	43,571	1,557,416
Net unrealized (gain)/loss	2,061,311	(152,030)
Fair value at June 30	$2,639,728	$2,190,163

New Accounting Pronouncements

 In April 2010, the FASB issued a new pronouncement “Revenue Recognition – Milestone Method”. This pronouncement provides  guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  The following criteria must be met for a milestone to be considered substantive.  The consideration earned by achieving the milestone should: 1.  Be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone;  2. Related solely to past performance;  and 3.  Be reasonably relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.   This pronouncement became effective on a prospective basis for milestones achieved in fiscal years beginning on or after June 15, 2010.  The adoption of this guidance does not have a material impact on our financial statements.

2.	LIQUIDITY

The Company had a net income of $849,844 and cash flows from operating activities of $113,840 for the six month period ended June 30, 2011.  Net income for the six month period ended June 30, 2011 includes a $4,517,488 gain on settlement with Nordic Biotech Ventures II K/S of which $4,017,488 was non cash.  The Company had a net income of $217,167 and negative cash flows from operating activities of $1,015,638 for the six month period ended June 30, 2010.  The net loss applicable to common shares from date of inception, August 6, 2001, to June 30, 2011 amounts to $60,459,946.

 During the six months ended June 30, 2011 the Company received approximately $0.5 million from the Nordic Settlement (see Note 6) and $244,479 from a grant receivable, and repaid $100,000 of principal on the ICON note payable (see Note 9). During the six months ended June 30, 2010 the Company received approximately $2.2 million from an equity financing transaction (see Note 7) and approximately $40,000 from Ariston Pharmaceuticals, Inc. in exchange for a note.  In addition, approximately $422,000 of notes payable and interest payable thereon was converted in this equity transaction.  The Company repaid the $40,000 received from Ariston in the first quarter of 2010 and the $27,000 received from Ariston in the fourth quarter of 2009 together with interest thereon prior to the Merger.

Management believes that the Company will continue to incur net losses through at least June 30, 2012 and for the foreseeable future.  Based on the resources of the Company available at June 30, 2011, management believes that the Company has sufficient capital to fund its operations through the end of 2011.  Management believes that the Company will need additional equity or debt financing or generate revenues through licensing of its products or entering into strategic alliances to be able to sustain its operations into 2012.  Furthermore, the Company will need additional financing thereafter to complete development and commercialization of its products.  There can be no assurances that we can successfully complete development and commercialization of our products.  In addition, $250,000 of debt matures in November 2011 and $1,725,000 principal amount of debt plus interest thereon matures in December 2011.  The Company intends to convert the $1,725,000 plus interest thereon onto equity.

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

3.	REVERSE STOCK SPLIT

The Company implemented a 1-for-50 reverse stock split of its common stock, $0.001 par value per share on June 20, 2011 (the “Reverse Split”).  The split-adjusted shares of the Company’s Common Stock began trading on the OTCBB on July 14, 2011 under the symbol “MHAND,” with a “D” added for 20 trading days to signify that the reverse stock split has occurred. A new CUSIP number has been assigned to the Company’s Common Stock as a result of the reverse split.

The reverse Stock Split did not change the par value of the Company’s Common Stock, which remains at $0.001 per share, or the number of shares of common stock the Company is authorized to issue, which remains at 500,000,000 shares.  At the Company’s Annual Meeting of Stockholders held on May 20, 2011, the Company’s stockholders approved a proposal authorizing the Company’s Board of Directors (the “Board”), at its discretion, to amend the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to effect a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share, within the range of 1-for-25 and 1-for-50, inclusive, without further approval or authorization of the Company’s stockholders if the Board determines in the future that such a reverse stock split is in the best interests of the stockholders.  This 1-for-50 reverse stock split was approved by the Company’s Board of Director pursuant to such stockholder authorization.

Details of the Reverse Split:
•
At June 20, 2011, immediately and without further action by the Company’s stockholders, every fifty (50) shares of the Company’s pre-split Common Stock, par value $0.001 per share, was automatically converted into one (1) share of post-split Common Stock, par value $0.001 per share. Accordingly, the Company’s approximately 129.8 million pre-split shares of common stock outstanding will be combined into approximately 2.6 million post-split shares outstanding.  The reverse stock split affects all issued and outstanding shares of the Company’s Common Stock immediately prior to June 20, 2011.  In addition, proportional adjustments will be made to the Company’s equity awards, outstanding warrants and convertible notes.

•
Continental Stock Transfer and Trust Company, Manhattan’s transfer agent, will act as exchange agent for the exchange. Stockholders will receive forms and notices to exchange their existing shares for new shares from the exchange agent or their broker. No fractional shares will be issued.  Stockholders who otherwise would be entitled to receive fractional shares because they hold a number of shares not evenly divisible by 50, will automatically receive one whole share of Common Stock in lieu of the fractional share.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the Reverse Split  the secured 12% notes (see Note 9) and interest thereon are now convertible into common stock at $0.50 ($0.01 on a pre-Reverse Split basis).  This triggered the anti-dilution rights of certain warrant holders.  All share amounts are reflected in these financial statements on a post Reverse Split basis and reflect the anti-dilution rights.  The following table illustrates the effects of the Reverse Split and the anti-dilution rights.

	As of June 30, 2011, pre- Reverse Split	Anti-dilution Effect	Reverse Split Effect	As of June 30, 2011, post- Reverse Split
	Shares	Shares	Shares	Shares
Shares outstanding	129,793,289		(127,197,423)	2,595,866
Shares issuable:
Warrants:
With antidilution rights	129,911,363	963,038,387	(1,071,090,755)	21,858,995
Without antidilution rights	12,989,189		(12,729,405)	259,784
Total warrants	142,900,552	963,038,387	(1,083,820,160)	22,118,779
Options	11,564,936		(11,333,637)	231,299
Ariston milestone shares	15,890,452		(15,572,643)	317,809
Convertible debt	278,846,053		(273,269,131)	5,576,921
Total shares issued and issuable	578,995,282	963,038,387	(1,511,192,994)	30,840,674

4.	COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is calculated by dividing net income (loss) applicable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted net income (loss) per common share is the same as basic net income (loss) per common share for the three and six month periods ended June 30, 2011 and 2010, since potentially dilutive securities would have an anti-dilutive effect either because such potentially dilutive securities were out of the money and the Company realized net income in the period or because the Company incurred a net loss in the period.  The amounts of potentially dilutive securities excluded from the calculation were 27,926,999 and 4,278,376 shares at June 30, 2011 and 2010, respectively.

5.           SHARE-BASED COMPENSATION

The Company has stockholder-approved stock incentive plans for employees, directors, officers and consultants.  Prior to January 1, 2006, the Company accounted for the employee, director and officer plans using the intrinsic value method. On January 1, 2006, the Company adopted the share-based payment method for employee options using the modified prospective transition method.

The Company recognizes compensation expense related to stock option grants on a straight-line basis over the vesting period.    The Company recognized share-based compensation cost of $13,613 and $206,141 for the six months ended June 30, 2011 and 2010 respectively.  The Company did not capitalize any share-based compensation cost.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Options granted to consultants and other non-employees are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is amortized to consulting expense over the related vesting period.  As a result of adjusting consultant and other non-employee options to fair value, the Company recognized share-based compensation cost of $0 and $74, respectively, for the three and six month periods ended June 30, 2011 and 2010.  The Company has allocated share-based compensation costs to general and administrative and research and development expenses as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
General and administrative expense:
Share-based employee compensation cost	$5,537	$15,434	$13,613	$206,067
Share-based consultant and non-employee cost	-	(17)	-	7
Total general and administrative expense	5,537	15,417	13,613	206,074
Research and development expense:
Share-based employee compensation cost	-	-	-	-
Share-based consultant and non-employee cost	-	(157)	-	67
Total research and development expense	-	(157)	-	67
Total share-based cost	$5,537	$15,260	$13,613	$206,141

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

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the stock options granted in the six month period ended June 30, 2010 (there were no options granted in the six month period ended June 30, 2011):

	Six months ended June 30,
	2011	2010
Expected volatility	-	88%
Dividend yield	-	-
Expected term (in years)	-	5.7
Risk-free interest rate	-	2.46%

The Company has shareholder-approved incentive stock option plans for employees under which it has granted non-qualified and incentive stock options.  In December 2003, the Company established the 2003 Stock Option Plan (the “2003 Plan”), which provided for the granting of up to 108,000 options to officers, directors, employees and consultants for the purchase of stock.  Subsequently, the Company increased the number of shares of common stock reserved for issuance under the 2003 Plan by 192,000.  At June 31, 2011, 300,000 shares were authorized for issuance.  The options have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally 3 years) and are issued at an exercise price equal to or greater than the fair market value of the shares at the date of grant.  The 2003 Plan expires on December 10, 2013 or when all options have been granted, whichever is sooner. At March 31, 2011 options to purchase 208,754 shares were outstanding, 556 shares of common stock were issued and there were 90,690 shares reserved for future grants under the 2003 Plan.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In July 1995, the Company established the 1995 Stock Option Plan (the”1995 Plan”), which provided for the granting of options to purchase up to 2,600 shares of the Company’s common stock to officers, directors, employees and consultants.  The 1995 Plan was amended several times to increase the number of shares reserved for stock option grants.  In June 2005, the 1995 Plan expired and no further options can be granted.   At June 30, 2011 options to purchase 22,545 shares were outstanding and no shares were reserved for future stock option grants under the 1995 Plan.

A summary of the status of the Company’s stock options as of June 30, 2011 and changes during the period then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	231,499	$24.35	6.97
Granted	-
Exercised	-
Cancelled	(200)	$14.00
Outstanding at June 30, 2011	231,299	$24.37	5.69	$-

Exercisable at June 30, 2011	210,299	$26.46	5.11	$-
Vested and expected to vest at June 30, 2011	228,939	$24.59	5.40	$-

As of June 30, 2011, the total compensation cost related to nonvested option awards not yet recognized is $42,503.  The weighted average period over which it is expected to be recognized is approximately 1.68 years.

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

The Hedrin JV engaged the Company to provide management services to the Hedrin JV in exchange for a management fee.  For the six months ended June, 2011 and 2010, the Company has recognized $0 and $150,000, respectively, of management fees earned from the Hedrin JV which is included in the Company’s consolidated statements of operations as a component of interest and other income. The management services agreement terminated upon the execution, on January 4, 2011, of a settlement and release agreement between Nordic and the Company.  The settlement and release agreement is discussed below.

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

The principal terms of the Nordic Settlement are:

•
The Nordic Put has been terminated.  The Company believed the Nordic Put permitted Nordic to become the owner, upon exercise of the Nordic Put, of 1,428,571 shares of the Company’s common stock.  Nordic asserted that the Nordic Put would have permitted Nordic to become the owner of 3,666,666 shares of the Company’s common stock.

•
The Nordic Warrant has been terminated.  The Company believed the Nordic Warrant covered 285,714 shares of the Company’s common stock.  Nordic asserted that the Nordic Warrant covered 666,666 shares of the Company’s common stock.

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

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized a gain on the Nordic Settlement of approximately $4.5 million during the six months ended June 30, 2011.  The components of the gain on the Nordic Settlement are as follows:

	Total	Cash portion	Non cash portion
Exchange obligation, termination of the Nordic Put	$3,949,176	$-	$3,949,176
Termination of the Nordic Warrant	71,429	-	71,429
Payment of settlement amount	500,000	500,000	-
Other	(3,117)	-	(3,117)
Totals	$4,517,488	$500,000	$4,017,488

On April 19, 2011 H Pharmaceuticals K/S (the “Hedrin JV”), of which the Company is a 15% limited partner, filed a demand for arbitration against Thornton & Ross, LTD. (“T&R”) with respect to alleged breaches by T&R of an Exclusive License Agreement (the “Hedrin License”) dated June 28, 2007, which was originally entered into between the Company and T&R, and which the Company assigned in 2008 to the Hedrin JV, with T&R’s consent.  The Hedrin JV is seeking damages from T&R in the amount of approximately $7,000,000.  The Company was not a party to the initial arbitration demand.

On May 20, 2011 T&R filed an answer to the arbitration demand in which T&R asserted counterclaims against the Hedrin JV for alleged breaches by the Hedrin JV of the Hedrin License and for declaratory relief that the Hedrin License was properly terminated by T&R.  In addition, T&R has impleaded an individual (who is not associated with the Company), Nordic Biotech Venture Fund II K/S (an investment fund) and the Company, demanding arbitration against them based on alleged breaches of the Hedrin License and other related claims.  T&R is seeking damages of approximately $20,000,000.

The Company has not yet responded to the arbitration demand against it, but believes that T&R’s claims against the Company are without merit.

7.           2010 EQUITY FINANCING

On March 2, 2010, the Company raised aggregate gross proceeds of approximately $2,547,500 pursuant to a private placement of its securities (the “2010 Equity Financing”).  The Company entered into subscription agreements (the "Subscription Agreements") with seventy-seven accredited investors (the "Investors") pursuant to which the Company sold an aggregate of 101.9 Units (as defined herein) for a purchase price of $25,000 per Unit.  Pursuant to the Subscription Agreements, the Company issued to each Investor units (the "Units") consisting of (i) 7,143 shares of common stock, $0.001 par value per share (the “Common Stock” or “Shares”) of the Company and (ii) 10,714 warrants (each a “Warrant” and collectively the “Warrants”), each of which will entitle the holder to purchase one additional share of Common Stock for a period of five years (each a “Warrant Share” and collectively the “Warrant Shares”) at an exercise price of $0.08 per share.  Because the Warrant Shares are convertible into shares of the Company, subject to adjustment, the conversion feature is subject to Derivative Liability accounting (see Note 10).

National Securities Corporation (“National”) was the placement agent for the 2010 Equity Financing transaction.  In connection with the issuance of the Securities, the Company issued warrants to purchase an aggregate of 72,786 shares of Common Stock at an exercise price of $4.00 per share, subject to adjustment, to the placement agent and certain of its designees.  Because the warrant is convertible into shares of the Company, subject to adjustment, the warrants are subject to Derivative Liability accounting (see Note 10). The warrants expire on March 2, 2015.

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

On April 8, 2010, the Company completed the final closing of the 2010 Equity Financing.  In connection with the final closing, the Company sold an aggregate of 2.4 additional Units and received net proceeds of approximately $51,700 after payment of an aggregate of $8,300 of commissions and expense allowance to placement agent. In connection with the final closing, the Company also issued a warrant to purchase 257 shares of Common Stock at an exercise price of $4.00 per share to the placement agent as additional compensation for its services.

In addition, on April 8, 2010, the holder of the Convertible 12% Note (see Note 8) with a stated value of $400,000 and $22,000 of accrued interest, exercised its option to convert its Debenture (including all accrued interest thereon) into 16.88 Units.  The conversion price was equal to the per Unit purchase price paid by the Investors in the private placement.

The Company issued a total of 137,714 shares of common stock and warrants to purchase 206,571 shares of common stock at an exercise price of $4.00 per share to the investors in the final closing of the 2010 Equity Financing, including the conversion of the 12% Convertible Note.

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

Under the terms of the Merger Agreement, the consideration payable by Manhattan to the stockholders and note holders of Ariston consists of the issuance of 1,412,488 shares of Manhattan’s common stock, par value $0.001 per share, ("Common Stock") at Closing (as defined in the Merger Agreement) plus the right to receive up to an additional 494,370 shares of Common Stock (the “Milestone Shares”) upon the achievement of certain product-related milestones described below.  In addition, Manhattan has reserved 772,624 shares of its Common Stock for possible future issuance in connection with the conversion of $15.45 million of outstanding Ariston convertible promissory notes.  The noteholders will not have any recourse to Manhattan for repayment of the notes (their sole recourse being to Ariston), but the noteholders will have the right to convert the notes into shares of the Manhattan’s  Common Stock at the rate of $20.00 per share.  Further, Manhattan  has reserved 100,000 shares of its Common Stock for possible future issuance in connection with the conversion of the $1.0 million outstanding Ariston convertible promissory note issued in satisfaction of a trade payable.  The noteholder will not have any recourse to Manhattan  for repayment of the note (their sole recourse being to Ariston), but the noteholder will have the right to convert the note into shares of Manhattan’s  Common Stock at the rate of $0.20 per share.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Upon the achievement of the milestones described below, Manhattan would be obligated to issue portions of the Milestone Shares to the former Ariston stockholders and noteholders:
•
Upon the affirmative decision of Manhattan’s Board of Directors, provided that such decision is made prior to March 8, 2011, to further develop the AST-915, either internally or through a corporate partnership, Manhattan  would issue 176,561 of the Milestone Shares.  This milestone was attained in January 2011 and the shares were issued in March 2011.  The Company recognized approximately $220,000 of research and development expense during the three months ended June 30, 2011 from the issuance of these shares.

•	Upon the acceptance by the FDA of the Ariston’s filing of the first New Drug Application for the AST-726 product candidate, Manhattan would issue 141,248 of the Milestone Shares.
•	Upon the Company receiving FDA approval to market the AST-726 product candidate in the United States of America, Manhattan would issue 176,561 of the Milestone Shares.

Certain members and former members of Manhattan’s board of directors and principal stockholders of Manhattan at the time of the Merger owned Ariston securities as of the closing of the Merger:
•	Timothy McInerney, a former director of Manhattan, owned 333 shares of Ariston common stock which represented less than 1% of Ariston’s outstanding common stock as of the closing of the Merger.
•	Neil Herskowitz, a director of Manhattan, indirectly owned convertible promissory notes of Ariston with interest and principal in the amount of $192,739.
•	Michael Weiser, a former director of Manhattan, owned 2,347 shares of Ariston common stock, which represented approximately 2.1% of Ariston’s outstanding common stock as of the closing of the Merger.
•
Lindsay Rosenwald, a more than 5% beneficial owner of Manhattan common stock, in his individual capacity and indirectly through trusts and companies he controls, owned 9,958 shares of Ariston common stock, which represented approximately 8.9% of Ariston’s outstanding common stock as of the closing of the Merger and indirectly owned convertible promissory notes of Ariston in the amount of $141,438.

The Company merged with Ariston principally to add new products to its portfolio. Prior to the Merger, Ariston was a private, clinical stage specialty biopharmaceutical company based in Shrewsbury, Massachusetts that in-licensed, developed and planned to market novel therapeutics for the treatment of serious disorders of the central and peripheral nervous systems.

The Merger date fair value of the total consideration paid was $1,491,937 which consisted of 141,248 shares of the Company’s common stock issued upon the Merger and 317,809 contingently issuable shares upon Ariston’s attaining certain milestones as described above.  At the time of the Merger, the Company did not believe the attainment of the milestone for AST-915 was highly probable and, therefore, recorded no contingent consideration relative to it.  The par value of the contingently issuable common shares is reflected in the accompanying consolidated balance sheets as of June 30, 2011 and December 31, 2010 as a component of stockholders’ deficiency, contingently issuable shares.  The Company incurred $9,527 of acquisition related costs.

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

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following supplemental pro forma information presents the financial results as if the acquisition of Ariston had occurred on January 1, 2010 for the three and six month periods ended June 30, 2010.  This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2010, nor are they indicative of future results.

Pro forma consolidated results:	Three Month Period Ended June 30, 2010	Six Month Period Ended June 30, 2010
Revenue	$-	$-
Net income	$1,850,336	$63,164
Basic and diluted income per share	$0.77	$0.03

9.           NOTES PAYABLE

The following is a summary of Notes Payable:

	At June 30, 2011			At December 31, 2010
	Current portion, net	Non-current portion, net	Total	Current portion, net	Non-current portion, net	Total
Secured 12% Note Payable, Net	$105,612	$-	$105,612	$1,722,346	$-	$1,722,346
Non-interest Bearing Note Payable, Net	241,900	-	241,900	231,900	-	231,900
Convertible 5% Notes Payable	-	16,225,433	16,225,433	-	15,452,793	15,452,793
ICON Convertible Note	427,778	250,000	677,778	100,000	677,778	777,778
Total	$775,290	$16,475,433	$17,250,723	$2,054,246	$16,130,571	$18,184,817

a.            Secured 12% Notes Payable
In 2008 and 2009 the Company sold $1,725,000 of 12% senior secured notes (the “Secured 12% Notes”) that mature two years after issuance and issued warrants to the investors to purchase 1.15 million shares of the Company’s common stock at $4.50 per share.  The warrants expire on December 31, 2013.  Net proceeds of $1.4 million were realized and $78,000 of issuance costs were paid outside of the closings.  On February 9, 2011 the maturity date of the Secured 12% Notes was extended to December 31, 2011.

National Securities Corporation (“National”) was the placement agent for the Secured 12% Notes Transaction. The Company issued to National, as a component of their placement agent fee, warrants to purchase 0.2 million shares of the Company’s common stock at $4.50 per share.  The warrants expire on December 31, 2013.

Interest on the Secured 12% Notes is compounded quarterly and payable at maturity.  At June 30, 2011 and December 31, 2010, accrued and unpaid interest on the Secured 12% Notes amounted to approximately $616,000 and $481,000, and is reflected in the accompanying balance sheets at June 30, 2011 and December 31, 2010, respectively, as part of interest payable. The Secured 12% Notes are secured by a pledge of all of the Company’s assets except for its investment in the Hedrin JV.  In addition, to provide additional security for the Company’s obligations under the notes, the Company entered into a default agreement, which provides that upon an event of default under the notes, the Company shall, at the request of the holders of the notes, use reasonable commercial efforts to either (i) sell a part or all of the Company’s interests in the Hedrin joint venture or (ii) transfer all or part of the Company’s interest in the Hedrin JV to the holders of the notes, as necessary, in order to fulfill the Company’s obligations under the notes, to the extent required and to the extent permitted by the applicable Hedrin joint venture agreements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred a total of approximately $424,000 of costs in the issuance of the $1,725,000 of Secured 12% Notes sold in 2008 and 2009.  These costs were capitalized and were amortized over the life of the Secured 12% Notes into interest expense.  During the six months ended June 30, 2011 and the year ended December 31, 2010, the amount amortized into interest expense was approximately $4,000 and $197,000, respectively.  At June 30, 2011 the costs of issuance were fully amortized.  At December 31, 2010 the remaining unamortized balance of approximately $4,000 is reflected in the accompanying balance sheet as of December 31, 2010 as debt issue costs.

The Company recognized an original issue discount (the “OID”) of approximately $194,000 on the issuance of the Secured 12% Notes sold for the value of the warrants issued to the investors.  The OID is being amortized over the life of the Secured 12% Notes into interest expense.  During the six months ended June 30, 2011 and year ended December 31, 2010 the amount amortized into interest expense was approximately $3,000 and $91,000, respectively.  At June 30, 2011 the OID was fully amortized.  At December 31, 2010 the remaining unamortized balance of approximately $3,000 has been netted against the face amount of Notes Payable in the accompanying balance sheet as of December 31, 2010.

On February 9, 2011, the Company entered into a waiver and forbearance agreement (the “Extension Agreement”) with the requisite holders of the Secured 12% Notes whereby the holders of the notes (the “Noteholders”) agreed to forbear the exercise of their rights under the Notes and waive the default thereof until December 31, 2011.   As part of the Extension Agreement, the Company has agreed to take and has taken prompt steps to seek to reduce its outstanding indebtedness by permitting the Noteholders to convert the Secured 12% Notes into shares of the Company's common stock at a conversion price of $0.50 per share and to amend the terms of the warrants issued with the Secured 12 % Notes to include a full-ratchet anti-dilution feature and an exercise price of $0.50 per share.  The Company obtained stockholder approval to, among other things, increase the number of its authorized common stock.  The Company has increased its authorized shares of common stock through the Reverse Split.  As a result of the Reverse Split the Secured 12% Notes now convert into common stock at a conversion price of $0.50, this triggered  the antidilution rights of the warrants issued with Secured 12% Notes, the warrants issued with the Convertible 12% Note and the warrants issued in the 2010 Equity Pipe.

The closing market price of the Company’s common stock on February 9, 2011 was greater than the conversion price, therefore the Company recognized a beneficial conversion feature of $1,725,000 on the Secured 12% Notes and $502,949 on interest payable on the Secured 12% Notes.  The closing market price of the Company’s common stock on March 31, 2011 was greater than the conversion price, therefore the Company recognized an additional beneficial conversion feature of $17,647 on interest payable on the Secured 12% Notes.  The closing market price of the Company’s common stock on June 30, 2011 was less than the conversion price, therefore there were no beneficial conversion charges for the interest during the quarter ended June 30, 2011. The beneficial conversion feature has been recorded as a discount on the Secured 12% Notes and on the interest payable on the Secured 12% Notes.  The conversion of the Secured 12% Notes became convertible upon the execution of the Reverse Split, June 20, 2011.  The beneficial conversion feature is being amortized on a straight-line basis over the remaining term of the Secured 12% Notes (June 20, 2011 through December 31, 2011).  The Company amortized $137,485 of the beneficial conversion feature for the six months ended June 30, 2011, which is reflected in the accompanying Statement of Operations for the six months ended June 20, 2011 as a component of interest expense.

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

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

c.           Non-interest Bearing Note Payable
On October 27, 2009, the Company entered into a Settlement Agreement and Mutual Release with Swiss Pharma Contract LTD (“Swiss Pharma”) pursuant to which the Company agreed to pay Swiss Pharma $200,000 and issue to Swiss Pharma an interest free promissory note due on October 27, 2011 in the principal amount of $250,000 in full satisfaction of the September 5, 2008 arbitration award.

In connection with the non-interest bearing note, the Company recognized an original issue discount of $40,000 of imputed interest on the note, which is being amortized into interest expense on a straight-line basis over the two-year term of the note.  For the three months ended March 31, 2011 and the year ended December 31, 2010, the Company amortized $5,000 and $20,000 of the OID into interest expense, respectively.  The remaining unamortized balances of $8,100 and $18,100 have been netted against the face amount of Notes payable, current portion, net in the accompanying balance sheets as of June 30, 2011 and December 31, 2010, respectively.

d.           Convertible 12% Note Payable
In October 2009, the Company sold a 12% Original Issue Discount Senior Subordinated Convertible Debenture with a stated value of $400,000 (the “Convertible 12% Note”) and a warrant to purchase 44,444 shares of the Company’s common stock for a purchase price of $200,000.  National was the placement agent for the Convertible 12% Note transaction. The Company issued to National, as a component of their placement agent fee, warrants to purchase 4,444 shares of the Company’s common stock.  The warrants issued to the investors and National expire in October 2014 and were exercisable at an original price of $5.50 per share, subject to adjustment.  As a result of the 2010 Equity Financing the exercise price and number of shares represented by these warrants adjusted to 69,841 shares at $3.50 per share for the investors and 6,984 shares at $3.50 per share for National.

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

e.             Convertible 5% Notes Payable
Upon the Merger, Ariston issued $15,452,793 of five-year 5% notes payable (the “5% Notes”) in satisfaction of several note payable issuances.  The cumulative liability including accrued and unpaid interest of these several issuances of notes was $15,452,793 as of the Merger date. The 5% Notes and accrued and unpaid interest thereon are convertible at the option of the holder into the Manhattan’s common stock at the conversion price of $20 per share.  Ariston agreed to make quarterly payments on the 5% Notes equal to 50% of the net product cash flow received from the exploitation or commercialization of Ariston’s product candidates, AST-726 and AST-915.  The 5% Notes are solely the obligation of Ariston and have no recourse to Manhattan other than the conversion feature discussed above.  Interest accrues monthly, is added to principal on an annual basis, every March 8, and is payable at maturity.  For the six months ended June 30, 2011, the Company recorded approximately $398,000 of interest expense on the 5% Notes.  On March 8, 2011 the accrued and unpaid interest on the 5% Notes was $772,640 and was added to the principal amount of the 5% Notes Payable.  At June 30, 2011 the principal amount of the 5% Notes was $16,225,433 and interest payable on the 5% Notes Payable was $252,396 and were reflected as components of notes payable, noncurrent portion, net and interest payable, noncurrent portion, respectively, in the accompanying balance sheet as of June 30, 2011.  At December 31, 2010 the principal amount of the 5% Notes was $15,452,793 and interest payable on the 5% Notes Payable was $626,697 and were reflected as components of notes payable, noncurrent portion, net and interest payable, noncurrent portion, respectively, in the accompanying balance sheet as of December 31, 2010.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
f.            ICON Convertible Note Payable
Upon the Merger, Ariston satisfied an account payable of $1,275,188 to ICON Clinical Research Limited (“ICON”) through the payment of $275,188 in cash and the issuance of a three-year 5% note payable (the “ICON Note”).  The principal was to be repaid in 36 monthly installments of $27,778 commencing in April 2010.  Interest was payable monthly in arrears.   On March 1, 2011 Ariston entered into an amended and restated convertible promissory note (the “Amended ICON Note”) with ICON.  The principal terms of the Amended ICON Note are that monthly payments of principal and interest will be waived for the thirteen month period ended December 31, 2011 (the “Waiver Period”) in exchange for a single payment of $100,000 on March 31, 2011, an increase in the interest on the Amended ICON Note from 5% to 8% per annum during the Waiver Period and a balloon payment on January 31, 2012.  The Amended Note will decrease the debt service requirements of the Company and Ariston by approximately $300,000 during the thirteen-month period ended December 31, 2011.  The Amended ICON Note is convertible at the option of the holder into the Company’s common stock at the conversion price of $10 per share.  During the six months ended June 30, 2011, the Company has recorded approximately $29,000 of interest expense on the Amended ICON Note. At June 30, 2011 the principal amount of the Amended ICON Note was $667,778, of which $427,778 was current, and interest payable on the Amended ICON Note was $32,798 and were reflected as components of notes payable, current portion, net, notes payable, noncurrent portion, net, and interest payable, current portion, net respectively, in the accompanying balance sheet as of June 30, 2011.  At December 31, 2010 the principal amount of the Amended ICON Note was $777,778, of which $100,000 was current, and interest payable on the Amended ICON Note was $3,303 and were reflected as components of notes payable, current portion, net, notes payable, noncurrent portion, net and interest payable, current portion, respectively, in the accompanying balance sheet as of December 31, 2010.

10.           DERIVATIVE LIABILITY

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

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We also determined that the Convertible 12% Note Payable issued in 2009, the warrants issued in connection with the Convertible 12% Note Payable, the warrants issued in connection with the 2010 Equity Financing and the amended warrants associated with the Secured 12% Notes contained such provisions and therefore are derivatives.  We determined the fair value based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 815.  The fair values of these derivatives are as follows:

	December 31, 2010	Purchases, sales, issuances and settlements	Change in Fair Value During Six Months Ended June 30, 2011	June 30, 2011
Nordic Warrant	$71,429	$(71,429)	$-	$-
Warrants issued with Convertible 12% Notes	15,644	-	53,191	68,835
Warrants issued in 2010 Equity Financing	447,773	-	1,047,618	1,495,391
Amended warrants associated with the 12% Secured Notes	-	115,000	960,502	1,075,502
Total	$534,846	$43,571	$2,061,311	$2,639,728

In accordance with ASC 815, the fair values of these derivatives were recorded in the accompanying condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010, as a component of a current liability, derivative liability.  The changes in fair value during the six months ended June 30, 2011 and 2010 were $2,061,311 and $(1,866,735), respectively and are reported as a non-cash charge in the accompanying condensed consolidated statements of operations as a component of other (income) expense.

11.           NIH Agreement

In May 2011 the Company entered into an amendment of a Cooperative Research and Development Agreement (“CRADA”) with the National Institute of Health (“NIH”) for the conduct of two efficacy studies utilizing the Company’s AST-915 product candidate.  The Company’s commitment under the CRADA is the payment of $50,000 to the NIH and to provide a neurologist to assist the NIH in the conduct of these two efficacy studies.  The term of the amended CRADA is July 1, 2011 through June 30, 2012.  The Company paid the $50,000 in June 2011.  The $50,000 payment is recorded as a component of other current assets in the accompanying Balance Sheet as of June 30, 2011 and will be amortized on a straight-line basis over the term of the amended CRADA.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our results of operations and financial condition in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”) and our financial statements for the six month period ended June 30, 2011 included elsewhere in this report.

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

On March 8, 2010, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Ariston Pharmaceuticals, Inc., a Delaware corporation ("Ariston") and Ariston Merger Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the "Merger Sub").  Pursuant to the terms and conditions set forth in the Merger Agreement, on March 8, 2010, the Merger Sub merged with and into Ariston (the "Merger"), with Ariston being the surviving corporation of the Merger.  As a result of the Merger, Ariston became a wholly-owned subsidiary of the Company.  The operating results of Ariston from March 8, 2010 to June 30, 2011 are included in the accompanying Condensed Consolidated Statements of Operations.

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

Results of Operations

Six-month Periods ended June 30, 2011 vs 2010:

	Six months ended June 30,		Increase/	% Increase/
	2011	2010	(decrease)	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$-	$-	$-	N/A
Other research and development expenses	445,000	69,000	376,000	544.93%
Total research and development expenses	445,000	69,000	376,000	544.93%
General and administrative:
Share-based compensation	14,000	206,000	(192,000)	-93.20%
Other general and administrative expenses	430,000	780,000	(350,000)	-44.87%
Total general and administrative expenses	444,000	986,000	(542,000)	-54.97%
Other (income)/expense:
Gain on Nordic Settlement	(4,517,000)	-	(4,517,000)	N/A
Change in fair value of derivative liability	2,061,000	(1,867,000)	3,928,000	-210.39%
Loss on early extinguishment of debt	-	159,000	(159,000)	N/A
Interest expense	718,000	588,000	130,000	22.11%
Interest and other income/(expense)	(1,000)	(152,000)	151,000	-99.34%
Total other (income)/expense	(1,739,000)	(1,272,000)	(467,000)	36.71%

Net income/(loss)	$850,000	$217,000	$633,000	291.71%

During each of the six month periods ended June 30, 2011 and 2010, we did not recognize any revenues.  We are considered a development stage company and do not expect to have revenues relating to our products candidates prior to June 30, 2012, if at all.

For the six months ended June 30, 2011 research and development expense was $445,000 as compared to $69,000 for the six months ended June 30, 2010.  This increase of $376,000, or 545%, is primarily due to development activities, including the issuance of milestone shares in connection with the Ariston Merger, on the products acquired in the Ariston Merger during the 2011 period and limited product development activity during the 2010 period.

For the six months ended June 30, 2011 general and administrative expense was $444,000 as compared to $986,000 for the six months ended June 30, 2010.  This decrease of $542,000, or 55%, is primarily due to a reduction in staff and other cost cutting measures.

For the six months ended June 30, 2011 other (income)/expense was $1,739,000 as compared to $1,272,000 for the six months ended June 30, 2010.  This change of $467,000, or 37%, is primarily due to the recognition of a gain on the Nordic Settlement of $4,517,000 and the loss on early extinguishment of debt recognized during the 2010 period, offset by a change in fair value of derivative liability of $3,928,000, an increase in interest expense of $130,000 and a change in other (income)/expense of $151,000.

Net income for the six months ended June 30, 2011 was $850,000 as compared to $217,000 for the six months ended June 30, 2010.  This increase of $633,000, or 292%, is primarily due to a change in other (income)/expense of $467,000 and a decrease in expenses of $166,000.

Three-month Periods ended June 30, 2011 vs 2010:

	Three months ended June 30,		Increase/	% Increase/
	2011	2010	(decrease)	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$-	$-	$-	N/A
Other research and development expenses	90,000	51,000	39,000	76.47%
Total research and development expenses	90,000	51,000	39,000	76.47%
General and administrative:
Share-based compensation	5,000	15,000	(10,000)	-66.67%
Other general and administrative expenses	228,000	460,000	(232,000)	-50.43%
Total general and administrative expenses	233,000	475,000	(242,000)	-50.95%
Other (income)/expense:
Gain on Nordic Settlement	-	-	-	N/A
Change in fair value of derivative liability	2,232,000	(2,809,000)	5,041,000	-179.46%
Loss on early extinguishment of debt	-	159,000	(159,000)	N/A
Interest expense	428,000	351,000	77,000	21.94%
Interest and other (income)/expense	-	(77,000)	77,000	-100.00%
Total other (income)/expense	2,660,000	(2,376,000)	5,036,000	-211.95%

Net income/(loss)	$(2,983,000)	$1,850,000	$(4,833,000)	-261.24%

During each of the three month periods ended June 30, 2011 and 2010, we did not recognize any revenues.  We are considered a development stage company and do not expect to have revenues relating to our products candidates prior to June 30, 2012, if at all.

For the three months ended June 30, 2011 research and development expense was $90,000 as compared to $51,000 for the three months ended June 30, 2010.  This increase of $39,000, or 76%, is primarily due to development activities on the products acquired in the Ariston Merger during the 2011 period and limited product development activity during the 2010 period.

For the three months ended June 30, 2011 general and administrative expense was $233,000 as compared to $475,000 for the three months ended June 30, 2010.  This decrease of $242,000, or 51%, is primarily due to a reduction in staff and other cost cutting measures.

For the three months ended June 30, 2011 other (income)/expense was $2,660,000 as compared to $(2,376,000) for the three months ended June 30, 2010.  This change of $5,036,000, or 212%, is primarily due to a change in fair value of derivative liability of $5,041,000, to an increase in interest expense of $77,000 and a change in other (income)/expense of $(77,000) offset by a change in loss on early extinguishment of debt of $159,000.

Net loss for the three months ended June 30, 2011 was $2,983,000 as compared to net income of $1,850,000 for the three months ended June 30, 2010.  This change of $(4,833,000), or 261%, is primarily due to a change in other (income)/expense of $5,036,000 and a decrease in expenses of $203,000.

Liquidity and Capital Resources

From inception to June 30, 2011, we incurred a deficit during the development stage of $60,459,946 primarily as a result of our net losses, and we expect to continue to incur additional losses through at least June 30, 2012 and for the foreseeable future.  These losses have been incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations since inception primarily through equity and debt financings and a joint venture transaction.  During the six months ended June 30, 2011, we had a negligible net increase in cash and cash equivalents.  This increase resulted largely from net cash provided by operating activities of $0.1 million offset by net cash used in financing activities of $0.1 million.  Total liquid resources as of June 30, 2011 were $0.5 million compared to $0.5 million at December 31, 2010.

 Our current liabilities as of March 31, 2011 were $3,783,000 compared to $3,294,000 at December 31, 2010, an increase of $489,000.  As of June 30, 2011, we had working capital deficit of $3,173,000 compared to working capital deficit of $2,424,000 at December 31, 2010.

During the six months ended June 30, 2011, the Company received $500,000 from the Nordic settlement, $244,000 from a grant receivable and repaid $100,000 of debt.

During the six months ended June 30, 2010, the Company received net proceeds of approximately $2,200,000 from the 2010 Equity Financing.  In addition $400,000 principal amount of debt converted into the 2010 Equity Financing.  The Company also acquired $519,000 of cash in the merger with Ariston and repaid $27,000 of debt, net.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development.  Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.  Through June 30, 2011, a significant portion of our financing has been through private placements of debt, common stock and warrants and the Hedrin JV.  Unless our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through the similar sources of capital previously described.  We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.  We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future.

Based on the resources of the Company available at June 30, 2011, management believes that the Company has sufficient capital to fund its operations through 2011.  Management believes that the Company will need additional equity or debt financing or generate revenues through licensing of its products or entering into strategic alliances to be able to sustain its operations into 2012.  Furthermore, the Company will need additional financing thereafter to complete development and commercialization of its products.  There can be no assurances that we can successfully complete development and commercialization of our products.  In addition, $250,000 of debt matures in November and $1,725,000 principal amount of debt plus interest thereon matures in December 2011.  The Company intends to convert the $1,725,000 of debt plus interest thereon into equity.

The Company does not have the financial resources necessary to conduct the pivotal trial of AST-726 and will have to raise funds or secure a partner for that purpose.

These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have reported net income of $850,000 for the six month period ended June 30, 2011 and net income of $217,000 for the six month period ended June 30, 2010.  The net income for the six month period in 2011 resulted primarily from a gain on the Nordic Settlement offset by a change in fair value of derivative liability.  Without the effect of these items, the Company would have reported a loss during the 2011 period.  The net loss attributable to common shares from date of inception, including preferred stock dividends, August 6, 2001 to June 30, 2011, amounts to $60,460,000.  Management believes that we will continue to incur net losses through at least June 30, 2012.

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

The Hedrin JV engaged the Company to provide management services to the Hedrin JV in exchange for a management fee.  For the six months ended June 30, 2011 and 2010, the Company has recognized $0 and $150,000, respectively, of management fees earned from the Hedrin JV which is included in the Company’s consolidated statements of operations as a component of interest and other income. The management services agreement terminated upon the execution, on January 4, 2011, of a settlement and release agreement between Nordic and the Company.  The settlement and release agreement is discussed below.

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

The principal terms of the Nordic Settlement are:
•
The Nordic Put has been terminated.  The Company believed the Nordic Put permitted Nordic to become the owner, upon exercise of the Nordic Put, of 71,428,571 shares (pre-Reverse Split basis) of the Company’s common stock.  Nordic asserted that the Nordic Put would have permitted Nordic to become the owner of 183,333,333 (pre-Reverse Split basis) shares of the Company’s common stock.

•
The Nordic Warrant has been terminated.  The Company believed the Nordic Warrant covered 14,285,714 (pre-Reverse Split basis)  shares of the Company’s common stock.  Nordic asserted that the Nordic Warrant covered 33,333,333 (pre-Reverse Split basis) shares of the Company’s common stock.

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

At December 31, 2010 the Company had unrecognized equity in its share of the losses of the Hedrin JV of approximately $560,000.  In conjunction with the Nordic Settlement the Company recognized this $560,000 of its share of equity in the losses of the Hedrin JV during the six months ended June 30, 2011.  The Company also recognized a gain on the Nordic Settlement of approximately $5.0 million during the six months ended June 30, 2011.  The components of the gain on the Nordic Settlement are as follows:

	Total	Cash portion	Non cash portion
Exchange obligation, termination of the Nordic Put	$3,949,176	$-	$3,949,176
Termination of the Nordic Warrant	71,429	-	71,429
Payment of settlement amount	500,000	500,000	-
Other	(3,117)	-	(3,117)
Totals	$4,517,488	$500,000	$4,017,488

On April 19, 2011 H Pharmaceuticals K/S (the “Hedrin JV”), of which the Company is a 15% limited partner, filed a demand for arbitration against Thornton & Ross, LTD. (“T&R”) with respect to alleged breaches by T&R of an Exclusive License Agreement (the “Hedrin License”) dated June 28, 2007, which was originally entered into between the Company and T&R, and which the Company assigned in 2008 to the Hedrin JV, with T&R’s consent.  The Hedrin JV is seeking damages from T&R in the amount of approximately $7,000,000.  The Company was not a party to the initial arbitration demand.

On May 20, 2011 T&R filed an answer to the arbitration demand in which T&R asserted counterclaims against the Hedrin JV for alleged breaches by the Hedrin JV of the Hedrin License and for declaratory relief that the Hedrin License was properly terminated by T&R.  In addition, T&R has impleaded an individual (who is not associated with the Company), Nordic Biotech Venture Fund II K/S (an investment fund) and the Company, demanding arbitration against them based on alleged breaches of the Hedrin License and other related claims.  T&R is seeking damages of approximately $20,000,000.

The Copany has not yet responded to the arbitration demand against it, but believes that T&R’s claims against the Registrant are without merit.

2010 Equity Financing

On March and April 2010, we raised aggregate gross proceeds of approximately $2.6 million pursuant to a private placement of our securities (the “2010 Equity Financing”).  We sold an aggregate of 104.3 Units for a purchase price of $25,000 per Unit.  We issued to each Investor units (the "Units") consisting of  7,143 shares of common stock, $0.001 par value per share of the Company and 85,714 warrants, each of which will entitle the holder to purchase one additional share of Common Stock for a period of five years at an exercise price of $0.50 per share.   In addition, in April 2010, the holder of the 12% Convertible Note with a stated value of $400,000 and $22,000 of accrued interest, exercised its option to convert its Debenture (including all accrued interest thereon) into 16.88 Units.  The conversion price was equal to the per Unit purchase price paid by the investors in the private placement.

Convertible 12% Note Payable

 In October 2009, we sold a 12% Original Issue Discount Senior Subordinated Convertible Debenture with a stated value of $400,000 and a warrant to purchase 488,889 shares of the Company’s common stock, par value $.50 per share  for a purchase price of $200,000.  The Convertible 12% Note was convertible into shares of Common Stock at an initial conversion price of $4.50 per share, subject to adjustment, or, in the event the Company issues new securities in connection with a financing, the Convertible 12% Note may be converted into such new securities at a conversion price equal to the purchase price paid by the purchasers of such new securities.  The Convertible 12% Note was converted into the 2010 Equity Financing in April 2010, as described above.

Secured 12% Notes Payable

On February 3, 2009, we completed a private placement of 345 units, with each unit consisting of Secured 12% Notes in the principal amount of $5,000 and a warrant to purchase up to 3,333 shares of our common stock at an exercise price of $4.50 per share which expires on December 31, 2013, for aggregate gross proceeds of $1,725,000.  The private placement was completed in three closings which occurred on November 19, 2008 with respect to 207 units, December 23, 2008 with respect to 56 units and February 3, 2009 with respect to 82 units.

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

On February 9, 2011, the Company entered into a waiver and forbearance agreement (the “Extension Agreement”) with the requisite holders of the Secured 12% Notes whereby the holders of the notes (the “Noteholders”) agreed to forbear the exercise of their rights under the Notes and waive the default thereof until December 31, 2011.  As part of the Extension Agreement, the Company has agreed to take and has taken prompt steps to seek to reduce its outstanding indebtedness by permitting the Noteholders to convert the Secured 12% Notes into shares of the Company's common stock at a conversion price of $0.50 per share and to amend the terms of the warrants issued with the Secured 12 % Notes to include a full-ratchet anti-dilution feature and an exercise price of $0.50 per share.  The Company obtained stockholder approval to, among other things, increase the number of its authorized common stock.  The Company has increased its authorized shares of common stock through the Reverse Split.  As a result of the Reverse Split the Secured 12% Notes now convert into common stock at a conversion price of $0.50, this triggered  the anti-dilution rights of the warrants issued with Secured 12% Notes, the warrants issued with the Convertible 12% Note and the warrants issued in the 2010 Equity Pipe.

The closing market price of the Company’s common stock on February 9, 2011 was greater than the conversion price, therefore the Company recognized a beneficial conversion feature of $1,725,000 on the Secured 12% Notes and $502,949 on interest payable on the Secured 12% Notes.  The closing market price of the Company’s common stock on March 31, 2011 was greater than the conversion price, therefore the Company recognized an additional beneficial conversion feature of $17,647 on interest payable on the Secured 12% Notes.  The beneficial conversion feature has been recorded as a discount on the Secured 12% Notes and on the interest payable on the Secured 12% Notes.  The conversion of the Secured 12% Notes became convertible upon the execution of the Reverse Split, June 20, 2011.  The beneficial conversion feature is being amortized on a straight-line basis over the remaining term of the Secured 12% Notes (June 20, 2011 through December 31, 2011).  The Company amortized $137,485 of the beneficial conversion feature for the six months ended June 30, 2011, which is reflected in the accompanying Statement of Operations for the six months ended June 20, 2011 as a component of interest expense.

Commitments

Development Commitments

At present the Company has no development commitments.

Research and Development Projects

AST-726
Current Status - the Company has reached an agreement with the U.S. Food and Drug Administration (FDA) on a special protocol assessment (SPA) for the design of a Phase 3 clinical trial of AST-726 in patients with a confirmed medical history of vitamin B12 deficiency.  Manhattan has designed an open label, multicenter study for investigating the maintenance of trough serum cobalamin levels after monthly administration of AST-726, with a goal of enrolling approximately 75 subjects and a goal of having 53 evaluable subjects complete the study.

An SPA is a written agreement with the FDA that the study design and planned analysis of the sponsor’s Phase 3 clinical trial adequately addresses the objectives necessary to support a regulatory submission.

The Company will need to either secure a development partner or raise additional funds in order to initiate the Phase 3 clinical study.

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

AST-915
Current Status - In May 2011 the Company entered into an amendment of a Cooperative Research and Development Agreement (“CRADA”) with the National Institute of Health (“HIH”) for the conduct of two efficacy studies utilizing the Company’s AST-915 product candidate.  The Company’s commitment under the CRADA is the payment of $50,000 to the NIH and to provide a neurologist to assist the NIH in the conduct of these two efficacy studies.

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

Statistically significant reductions in tremor power were evident at several time points between 80 and 300 minutes.  300 minutes was the latest timepoint measured following administration of AST-915.  Further analysis, conducted using each subject as its own control, demonstrated statistically significant lower tremor amplitudes in favor of AST-915 compared to placebo.  Additional analysis continues to examine other secondary endpoints.   Statistically significant effect on tremor power was not evident 80 minutes after administration of AST-915 (defined as the primary endpoint timeframe),

AST-915 was formerly referred to as “AST-914 metabolite”.

Hedrin
Current Status - The Hedrin JV is currently working to complete development and secure commercialization and marketing partners for Hedrin in the U.S. and Canada.

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

Topical GEL for Psoriasis
This topical GEL was used as the vehicle (placebo) in a prior clinical study versus a discontinued product candidate, topical PTH (1-34), and showed evidence of psoriasis improving properties.  In that Phase 2a study 15% of study subjects achieved a clear or almost clear state at the end of week 2.  At the end of week 4, 20% of subjects treated with the GEL had achieved a clear or almost clear state, and at the end of week 8, 25% of subjects treated with the GEL had achieved a clear or almost clear state.  The Company owns global rights to this topical GEL, has exploring the possibility of developing it as an OTC product for mild psoriasis and, based on feedback received from a panel of dermatologists, has decided to terminate the project.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our Principal Executive and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Operating and Financial Officer concluded since all financial and accounting duties are now performed by one person our disclosure controls and procedures were not effective as of that date to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded , processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to the our management, including our Chief Operating and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control

During the quarter ended June 30, 2011, there was a change in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  That change is that all financial and accounting duties are now performed by one person with oversight by our Board of Directors.

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

MANHATTAN PHARMACEUTICALS, INC.

Date: August 15, 2011	By:	/s/ Michael G. McGuinness
Michael G. McGuinness
Principal Executive Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

31.1	Certification of Principal Executive and Financial Officer.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.