Form 10-Q/A
period 2011-06-30
MANHATTAN PHARMACEUTICALS INC
filed 2011-09-14
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (the “Amendment”) to Manhattan Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 15, 2011 (the “Original Filing”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  This amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and includes Exhibit 101 formatted in XBRL (eXtensible Business Reporting Language) as an exhibit to the Amendment.

No other changes have been made to the Original Filing.  This amendment does not reflect events that may have occurred subsequent to the date of the Original Filing, and does not modify or update in any way disclosures made in the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing.

Part II – Other Information

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive and Financial Officer *

32.1	Certifications of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document **
101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **
101.LAB	XBRL Label Linkbase Document **
101.PRE	XBRL Presentation Linkbase Document **

*	Filed as an exhibit to the Original Form 10-Q for the quarter ended June 30, 2011, filed on August 15, 2011.
**
Pursuant to Rule 405 of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANHATTAN PHARMACEUTICALS, INC.

Date: September 14, 2011	By:	/s/ Michael G. McGuinness
Michael G. McGuinness
Principal Executive Officer