Form 10-Q
period 2011-09-30
MANHATTAN PHARMACEUTICALS INC
filed 2011-11-14
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

As of November 2, 2011 there were 7,398,316 shares of the issuer’s common stock, $.001 par value, outstanding.

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

Part I – Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$212,280	$478,668
Grant receivable	-	244,479
Debt issue costs	-	4,408
Other current assets	100,759	141,622
Total current assets	313,039	869,177

In-process research and development	17,742,110	17,742,110
Property and equipment, net	1,580	2,984
Other assets	7,750	21,370
Total assets	$18,064,479	$18,635,641

Liabilities and Stockholders' Deficiency
Current Liabilities:
Notes payable, current portion, net of discount	$761,314	$2,054,246
Accounts payable and accrued expenses	167,719	223,516
Interest payable, current portion, net of beneficial conversion	47,223	480,890
Derivative liability	538,830	534,846

Total current liabilities	1,515,086	3,293,498

Notes payable, noncurrent portion, net of discount	16,388,797	16,130,571
Interest payable, noncurrent portion	455,214	626,697
Exchange obligation	-	3,949,176
Total liabilities	18,359,097	23,999,942

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value. Authorized 1,500,000 shares; no shares issued and outstanding at September 30, 2011 and December 31, 2010	-	-
Common stock, $.001 par value. Authorized 500,000,000 shares; 7,398,316 shares issued and outstanding at September 30, 2011 and 2,419,305 shares issued and outstanding at December 31, 2010	7,398	2,419
Contingently issuable shares	15,890	15,890
Additional paid-in capital	60,693,779	55,927,180
Deficit accumulated during the development stage	(61,011,685)	(61,309,790)
Total stockholders’ deficiency	(294,618)	(5,364,301)

Total liabilities and stockholders' deficiency	$18,064,479	$18,635,641

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,		Cumulative period from August 6, 2001 (inception) to September 30,
	2011	2010	2011	2010	2011
Revenue	$-	$-	$-	$-	$-

Costs and expenses:
Research and development	95,897	236,734	541,292	305,500	29,369,296
General and administrative	165,946	278,897	609,542	1,264,666	20,323,939
In-process research and development charge	-	-	-	-	11,887,807
Impairment of intangible assets	-	-	-	-	1,248,230
Loss on disposition of intangible assets	-	-	-	-	1,213,878
Total operating expenses	261,843	515,631	1,150,834	1,570,166	64,043,150

Operating loss	(261,843)	(515,631)	(1,150,834)	(1,570,166)	(64,043,150)

Other (income) expense:
Equity in losses of Hedrin JV	-	-	-	-	750,000
Change in fair value of derivative liability	(2,100,898)	(830,165)	(39,587)	(2,696,900)	(2,455,261)
Interest and other income	(196)	(76,275)	(4,518,150)	(228,305)	(7,610,133)
Interest expense	1,165,078	349,562	1,882,886	937,555	3,795,334
Loss on early extinguishment of debt	1,225,912	-	1,225,912	159,070	1,384,982
Realized gain on sale of marketable equity securities	-	-	-	-	(76,032)

Total other (income) expense	289,896	(556,878)	(1,448,939)	(1,828,580)	(4,211,110)

Net income (loss)	(551,739)	41,247	298,105	258,414	(59,832,040)

Preferred stock dividends (including imputed amounts)	-	-	-	-	(1,179,645)

Net income (loss) applicable to common shares	$(551,739)	$41,247	$298,105	$258,414	$(61,011,685)

Net income (loss) per common share:
Basic and diluted	$(0.16)	$0.02	$0.10	$0.12

Weighted average shares of common stock outstanding:
Basic and diluted	3,431,031	2,419,305	2,861,792	2,176,257

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

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Equity (Deficiency)
(unaudited)

	Common stock shares	Common stock amount	Additional paid- in capital	Deficit accumulated during development stage	Other	Total stockholders' equity (deficiency)
Common stock issued at $42.00 and $45.00 per share, net of expenses	203,710	$204	$7,851,981	$-	$-	$7,852,185
Common stock issued at $36.00 per share in satisfaction of accounts payable	556	1	19,999	-	-	20,000
Common stock issued with in-licensing agreement at $45.00 per share	2,500	2	112,498	-	-	112,500
Common stock issued with in-licensing agreement at $40.00per share	3,000	3	119,997	-	-	120,000
Warrants issued for consulting services	-	-	83,670	-	-	83,670
Exercise of warrants	206	-	7,233	-	-	7,233
Cashless exercise of warrants	112	-	(6)	-	-	(6)
Share-based compensation	-	-	1,440,956	-	-	1,440,956
Net loss	-	-	-	(12,032,252)	-	(12,032,252)
Balance at December 31, 2007	1,412,485	1,412	54,106,572	(54,999,070)	-	(891,086)
Sale of warrant	-	-	150,000	-	-	150,000
Warrants issued with 12% notes	-	-	170,128	-	-	170,128
Share-based compensation	-	-	463,890	-	-	463,890
Net loss	-	-	-	(4,268,858)	-	(4,268,858)
Balance at December 31, 2008	1,412,485	1,412	54,890,590	(59,267,928)	-	(4,375,926)
Cumulative effect of a change in accounting principle	-	-	(150,000)	127,778	-	(22,222)
Balance at January 1, 2009, as adjusted	1,412,485	1,412	54,740,590	(59,140,150)	-	(4,398,148)
Warrants issued with secured 12% notes	-	-	53,044	-	-	53,044
Share-based compensation	-	-	353,438	-	-	353,438
Net loss	-	-	-	(2,793,285)	-	(2,793,285)
Balance at December 31, 2009	1,412,485	1,412	55,147,072	(61,933,435)	-	(6,784,951)
Common stock issued at $3.50 per share, net of expenses	865,572	866	2,584,621	-	-	2,585,487
Derivative liability associated with warrants issued with common stock	-	-	(3,497,898)	-	-	(3,497,898)
Shares issued and issuable in Merger with Ariston	141,248	141	1,475,906	-	15,890	1,491,937
Share-based compensation	-	-	217,479	-	-	217,479
Net income	-	-	-	623,645	-	623,645
Balance at December 31, 2010	2,419,305	2,419	55,927,180	(61,309,790)	15,890	(5,364,301)
Share-based compensation	-	-	19,210	-	-	19,210
Shares issued on achievement of Ariston milestone	176,561	177	220,524	-	-	220,701
Roundup adjustment for 1 for 50 reverse stock split	251	-	-	-	-	-
Derivative liability associated with warrant amendment	-	-	(115,000)	-	-	(115,000)
Beneficial conversion feature of Secured 12% Notes Payable and interest	-	-	2,245,596	-	-	2,245,596
Conversion of Secured 12% Notes Payable and interest into common stock (see Note 1)	4,802,199	4,802	2,396,269			2,401,071
Net income	-	-	-	298,105	-	298,105
Balance at September 30, 2011	7,398,316	$7,398	$60,693,779	$(61,011,685)	$15,890	$(294,618)

See accompanying notes to unaudited condensed consolidated financial statements.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,		Cumulative period from August 6, 2001 (inception) to
	2011	2010	September 30, 2011
Cash flows from operating activities:
Net income/(loss)	$298,105	$258,414	$(59,832,040)

Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Equity in losses of Hedrin JV	-	-	750,000
Non cash gain on Nordic settlement	(4,017,488)	-	(4,017,488)
Share-based compensation	19,210	211,771	4,419,000
Amortization of OID, issue costs and beneficial conversion feature	1,041,745	288,772	1,978,376
Change in fair value of derivative liability	(39,587)	(2,696,900)	(3,131,569)
Loss on early extinguishment of debt	1,225,912	159,070	1,384,982
Shares issued in connection with in-licensing agreement	-	-	232,500
Shares issued in connection with Ariston milestone	220,701	-	220,701
Warrants issued to consultant	-	-	83,670
Amortization of intangible assets	-	-	145,162
Gain on sale of marketable equity securities	-	-	(76,032)
Depreciation	1,404	2,644	232,267
Noncash portion of in-process research and development charge	-	-	11,721,623
Loss on impairment and disposition of intangible assets	-	-	2,462,108
Other	-	-	23,917
Changes in operating assets and liabilities, net of acquisitions:
Decrease in grant receivable	244,479	-	-
Decrease in prepaid expenses and other current assets	40,508	60,612	77,999
Decrease/(increase) in other assets	10,859	-	(25,511)
Decrease in accounts payable and accrued expenses	(55,797)	(332,972)	(178,104)
Increase in interest payable	843,561	620,219	1,722,574
Net cash used in operating activities	(166,388)	(1,428,370)	(41,805,865)
Cash flows from investing activities:
Purchase of property and equipment	-	(2,844)	(242,452)
Cash acquired in connection with acquisitions	-	519,365	493,334
Net cash provided from the purchase and sale of short-term investments	-	-	435,938
Proceeds from sale of license	-	-	200,001
Net cash provided by investing activities	-	516,521	886,821
Cash flows from financing activities:
Proceeds related to sale of common stock, net	-	2,163,486	28,059,748
Proceeds from sale of preferred stock, net	-	-	9,046,176
Proceeds from the Hedrin JV agreement	-	-	3,199,176
Proceeds from sale of notes payable	-	-	1,509,915
Sale of warrant	-	-	150,000
Net repayments of notes payable	(100,000)	(193,667)	(1,207,124)
Other, net	-	-	373,433
Net cash provided by/(used in) financing activities	(100,000)	1,969,819	41,131,324
Net increase (decrease) in cash and cash equivalents	(266,388)	1,057,970	212,280
Cash and cash equivalents at beginning of period	478,668	17,996	-
Cash and cash equivalents at end of period	$212,280	$1,075,966	$212,280

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,		Cumulative period from August 6, 2001 (inception) to September 30,
	2011	2010	2011
Supplemental disclosure of cash flow information:
Interest paid	$882	$28,212	$68,387
Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for acquisitions	$-	$1,491,937	$14,881,163
Conversion of debt to common stock and warrants	2,401,071	422,000	2,823,071
In-process research and development acquired	-	17,742,110	17,742,110
Investment in Hedrin JV	-	500,000	1,250,000
Beneficial conversion feature	2,245,596	-	2,245,596
Warrants issued with notes payable	-	-	250,562
Note issued to settle accrued expenses	-	-	211,900
Common stock issued in satisfaction of accounts payable	-	-	770,000
Imputed and accrued preferred stock dividend	-	-	1,179,644
Conversion of preferred stock to common stock	-	-	1,067
Preferred stock dividends paid by issuance of shares	-	-	759,134
Issuance of common stock in connection with in-licensing agreement	-	-	232,500
Marketable equity securities received in connection with sale of license	-	-	359,907
Warrants issued to consultant	-	-	83,670
Net liabilities assumed over assets acquired in business combination	-	-	(675,416)
Cashless exercise of warrants	-	-	33

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

As of September 30, 2011, the Company has not generated any revenues from the development of its products and is therefore still considered to be a development stage company.

In March 2010, Manhattan entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Ariston Pharmaceuticals, Inc., a Delaware corporation ("Ariston") and Ariston Merger Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the "Merger Sub").  Pursuant to the terms and conditions set forth in the Merger Agreement, the Merger Sub merged with and into Ariston (the "Merger"), with Ariston being the surviving corporation of the Merger.  As a result of the Merger, Ariston became a wholly-owned subsidiary of Manhattan.  The operating results of Ariston from March 8, 2010 to September 30, 2011 are included in the accompanying condensed consolidated statements of operations.

On June 20, 2011, the Company effected a 1 for 50 reverse stock split (the “Reverse Split”).  All references to common shares and per share data for prior periods have been retroactively adjusted to reflect the Reverse Split as if it had occurred at the beginning of the earliest period presented.

On September 15, 2011, $1,725,000 principal amount of 12% secured notes (See note 9) and interest thereon, amounting to $676,072, converted into the right to receive 4,802,199 shares of the Company’s common stock.  These 4,802,199 issuable shares of the Company’s common stock are reflected in these unaudited condensed consolidated financial statements as if the shares were issued on September 15, 2011.  On September 15, 2011, the effective date of the conversion, the Company obtained from the holders of at least 2/3 of the original principal amount of the 12% secured notes their signed election to convert their 12% secured notes and interest into shares of the Company's common stock.  The shares will be issued in the 4th quarter of 2011.

Segment Reporting

The Company has determined that it operates in only one segment currently, which is biopharmaceutical research and development.

Financial Instruments

At December 31, 2010, the fair values of cash and cash equivalents, grant receivable, accounts payable, the convertible 5% notes payable, the ICON convertible note payable, the non-interest bearing note payable and the secured 12% notes payable approximate their carrying values. At September 30, 2011, the fair values of cash and cash equivalents, accounts payable, the convertible 5% notes payable, the ICON convertible note payable and the non-interest bearing note payable approximate their carrying values.

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

The Company utilizes the market approach to measure fair value of its financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.  The Company’s financial assets (cash equivalents) as of September 30, 2011 and December 31, 2010 were held in money market funds which is a Level 1 measurable input.

The Company utilizes the Black-Scholes Option Pricing model to estimate the fair value of its derivative liabilities associated with warrant obligations and a convertible note obligation (see Note 10).  The Company considers them to be Level 3 instruments. The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the derivative liabilities at September 30, 2011 and 2010:

	September 30,
	2011	2010
Fair value	$0.052 - $0.084	$0.695 - $0.835
Expected volatility	89%	88%
Dividend yield	-	-
Expected term (in years)	2.14 - 3.52	2.51 - 4.52
Risk-free interest rate	0.69%	0.96%

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in Level 3 instruments for the nine month periods ended September 30, 2011 and 2010:

	September 30,
	2011	2010
Fair value at January 1	$534,846	$784,777
Purchases, sales, issuances and settlements	43,571	3,272,121
Net unrealized (gain)/loss	(39,587)	(2,696,900)
Fair value at September 30	$538,830	$1,359,998

New Accounting Pronouncements

 In April 2010, the FASB issued a new pronouncement “Revenue Recognition – Milestone Method”. This pronouncement provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  The following criteria must be met for a milestone to be considered substantive.  The consideration earned by achieving the milestone should: 1.  Be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone;  2. Related solely to past performance;  and 3.  Be reasonably relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  Accordingly, an arrangement may contain both substantive and non-substantive milestones.   This pronouncement became effective on a prospective basis for milestones achieved in fiscal years beginning on or after June 15, 2010.  The adoption of this guidance does not have a material impact on our financial statements.

2.	LIQUIDITY

The Company had net income of $298,105 and negative cash flows from operating activities of $166,388 for the nine month period ended September 30, 2011.  Net income for the nine month period ended September 30, 2011 includes a $4,517,488 gain on settlement with Nordic Biotech Ventures II K/S of which $4,017,488 was non cash and a loss on the early extinguishment of debt of $1,225,912 as a result of the conversion of 12% secured notes and interest thereon (see Note 9).  The net loss applicable to common shares from date of inception, August 6, 2001, to September 30, 2011 amounts to $61,011,685.

During the nine months ended September 30, 2011 the Company received approximately $0.5 million from the Nordic Settlement (see Note 6) and $244,479 from a grant receivable, and repaid $100,000 of principal on the ICON note payable (see Note 9).

During the nine months ended September 30, 2010 the Company received approximately $2.2 million from an equity financing transaction (see Note 7) and approximately $40,000 from Ariston Pharmaceuticals, Inc. in exchange for a note.  In addition, approximately $422,000 of notes payable and interest payable thereon was converted in this equity transaction.  The Company repaid the $40,000 received from Ariston in the first quarter of 2010 and the $27,000 received from Ariston in the fourth quarter of 2009 together with interest thereon prior to the Merger.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management believes that the Company will continue to incur net losses through at least September 30, 2012 and for the foreseeable future.  Based on the resources of the Company available at September 30, 2011, management believes that the Company has sufficient capital to fund its operations through the end of 2011.  Management believes that the Company will need additional equity or debt financing or generate revenues through licensing of its products or entering into strategic alliances to be able to sustain its operations into 2012.  Furthermore, the Company will need additional financing thereafter to complete development and commercialization of its products.  There can be no assurances that we can successfully complete development and commercialization of our products.  In addition, $250,000 of debt matures in October 2011, the Company is currently negotiating an extension of the maturity of this debt, and $1,725,000 principal amount of debt plus interest thereon that was to mature in December 2011 converted into equity during the quarter ended September 30, 2011 (see Note 9).

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

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the Reverse Split the 12% secured notes (see Note 9) and interest thereon became convertible, and did convert, into common stock at $0.50 ($0.01 on a pre-Reverse Split basis).  This triggered the anti-dilution rights of certain warrant holders.  All share amounts are reflected in these financial statements on a post-Reverse Split basis and reflect the conversion of the 12% secured notes and the anti-dilution rights.  The following table illustrates the effects of the Reverse Split, the conversion of the 12% secured notes and the anti-dilution rights.

	Pre-Reverse Split	Anti-dilution Effect	Reverse Split Effect	Conversion of 12% Secured Notes and Interest	As of September 30, 2011, Post- Reverse Split, Anti-dilution and Conversion
Shares outstanding:
Before conversion of 12% Secured Notes	129,793,289		(127,197,423)		2,595,866
Conversion of 12% Secured Notes				4,802,199	4,802,199
After conversion	129,793,289	-	(127,197,423)	4,802,199	7,398,065
Shares issuable:
Warrants with antidilution rights	129,911,363	963,038,387	(1,071,090,755)		21,858,995
Warrants without antidilution rights	12,989,189		(12,729,405)		259,784
Options	11,564,936		(11,333,637)		231,299
Ariston milestone shares	15,890,452		(15,572,643)		317,809
12% Secured Notes and interest	240,107,200		(235,305,001)	(4,802,199)	-
Other Convertible debt	45,776,620		(44,861,088)		915,532
Total shares issued and issuable	586,033,049	963,038,387	(1,518,089,952)	-	30,981,484

4.	COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is calculated by dividing net income (loss) applicable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted net income (loss) per common share is the same as basic net income (loss) per common share for the three and nine month periods ended September 30, 2011 and 2010, since potentially dilutive securities would have an anti-dilutive effect either because such potentially dilutive securities were out of the money and the Company realized net income in the period or because the Company incurred a net loss in the period.  The amounts of potentially dilutive securities excluded from the calculation were 23,265,610 and 4,231,197 shares at September 30, 2011 and 2010, respectively.

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

The Company recognizes compensation expense related to stock option grants on a straight-line basis over the vesting period.    The Company recognized share-based compensation cost of $19,210 and $211,771 for the nine months ended September 30, 2011 and 2010, respectively.  The Company recognized share-based compensation cost of $5,597 and $5,630 for the three months ended September 20, 2011 and 2010, respectively.  The Company did not capitalize any share-based compensation cost.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Options granted to consultants and other non-employees are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is amortized to consulting expense over the related vesting period.  As a result of adjusting consultant and other non-employee options to fair value, the Company recognized share-based compensation cost of $0 and $107, respectively, for the three and nine month periods ended September 30, 2011 and 2010.  The Company has allocated share-based compensation costs to general and administrative and research and development expenses as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
General and administrative expense:
Share-based employee compensation cost	$5,597	$5,597	$19,210	$211,664
Share-based consultant and non-employee cost	-	3	-	11
Total general and administrative expense	5,597	5,600	19,210	211,675
Research and development expense:
Share-based employee compensation cost	-	-	-	-
Share-based consultant and non-employee cost	-	30	-	96
Total research and development expense	-	30	-	96
Total share-based cost	$5,597	$5,630	$19,210	$211,771

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

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the stock options granted in the nine month period ended September 30, 2010 (there were no options granted in the nine month period ended September 30, 2011):

	Nine months ended September 30,
	2011	2010
Expected volatility	-	88%
Dividend yield	-	-
Expected term (in years)	-	5.7
Risk-free interest rate	-	2.46%

The Company has shareholder-approved incentive stock option plans for employees under which it has granted non-qualified and incentive stock options.  In December 2003, the Company established the 2003 Stock Option Plan (the “2003 Plan”), which provided for the granting of up to 108,000 options to officers, directors, employees and consultants for the purchase of stock.  Subsequently, the Company increased the number of shares of common stock reserved for issuance under the 2003 Plan by 192,000.  At September 30, 2011, 300,000 shares were authorized for issuance.  The options have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally 3 years) and are issued at an exercise price equal to or greater than the fair market value of the shares at the date of grant.  The 2003 Plan expires on December 10, 2013 or when all options have been granted, whichever is sooner. At September 30, 2011 options to purchase 208,754 shares were outstanding, 556 shares of common stock were issued and there were 90,690 shares reserved for future grants under the 2003 Plan.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In July 1995, the Company established the 1995 Stock Option Plan (the”1995 Plan”), which provided for the granting of options to purchase up to 2,600 shares of the Company’s common stock to officers, directors, employees and consultants.  The 1995 Plan was amended several times to increase the number of shares reserved for stock option grants.  In June 2005, the 1995 Plan expired and no further options can be granted.   At September 30, 2011 options to purchase 22,545 shares were outstanding and no shares were reserved for future stock option grants under the 1995 Plan.

A summary of the status of the Company’s stock options as of September 30, 2011 and changes during the period then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	231,499	$24.37	6.72
Granted	-
Exercised	-
Cancelled	(200)	$14.00
Outstanding at September 30, 2011	231,299	$24.37	5.19	$-

Exercisable at September 30, 2011	210,303	$26.45	4.86	$-
Vested and expected to vest at September 30, 2011	229,404	$24.54	5.16	$-

As of September 30, 2011, the total compensation cost related to nonvested option awards not yet recognized is $36,904.  The weighted average period over which it is expected to be recognized is approximately 1.43 years.

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

The Hedrin JV engaged the Company to provide management services to the Hedrin JV in exchange for a management fee.  For the nine months ended September 30, 2011 and 2010, the Company has recognized $0 and $225,000, respectively, of management fees earned from the Hedrin JV which is included in the Company’s consolidated statements of operations as a component of interest and other income. The management services agreement terminated upon the execution, on January 4, 2011, of a settlement and release agreement between Nordic and the Company.  The settlement and release agreement is discussed below.

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

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2010 the Company had unrecognized equity in its share of the losses of the Hedrin JV of approximately $560,000.  In conjunction with the Nordic Settlement the Company recognized this $560,000 of its share of the losses of the Hedrin JV during the nine months ended September 30, 2011.  The Company also recognized a gain on the Nordic Settlement of approximately $4.5 million during the nine months ended September 30, 2011.  The components of the gain on the Nordic Settlement are as follows:

	Total	Cash portion	Non cash portion
Exchange obligation, termination of the Nordic Put	$3,949,176	$-	$3,949,176
Termination of the Nordic Warrant	71,429	-	71,429
Payment of settlement amount	500,000	500,000	-
Other	(3,117)	-	(3,117)
Totals	$4,517,488	$500,000	$4,017,488

On April 19, 2011 H Pharmaceuticals K/S (the “Hedrin JV”), of which the Company was a 15% limited partner at the time, filed a demand for arbitration against Thornton & Ross, LTD. (“T&R”) with respect to alleged breaches by T&R of an Exclusive License Agreement (the “Hedrin License”) dated June 28, 2007, which was originally entered into between the Company and T&R, and which the Company assigned in 2008 to the Hedrin JV, with T&R’s consent.  The Hedrin JV is seeking damages from T&R in the amount of approximately $7,000,000.  The Company was not a party to the initial arbitration demand.

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

The Company has not yet responded to the arbitration demand against it, but believes that T&R’s claims against the Company are without merit.  The arbitration has begun between the Hedrin JV and T&R without the Company being named as a participant.   The Hedrin JV and T&R held a mediation session in order to avoid the arbitration process.  The mediation process did not produce a result.  Nordic has recently made an additional capital contribution to the Hedrin JV in order to fund the arbitration.  As a result of that capital contribution the Company now owns an 11% interest in the Hedrin JV.

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

The Company did not use any form of advertising or general solicitation in connection with the sale of the Units. The Shares, the Warrants and the Warrant Shares are non-transferable in the absence of an effective registration statement under the Act, or an available exemption there from, and all certificates are imprinted with a restrictive legend to that effect.

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

Under the terms of the Merger Agreement, the consideration payable by Manhattan to the stockholders and note holders of Ariston consists of the issuance of 1,412,488 shares of Manhattan’s common stock, par value $0.001 per share, ("Common Stock") at Closing (as defined in the Merger Agreement) plus the right to receive up to an additional 494,370 shares of Common Stock (the “Milestone Shares”) upon the achievement of certain product-related milestones described below.  In addition, Manhattan has reserved 772,624 shares of its Common Stock for possible future issuance in connection with the conversion of $15.45 million of outstanding Ariston convertible promissory notes.  The noteholders will not have any recourse to Manhattan for repayment of the notes (their sole recourse being to Ariston), but the noteholders will have the right to convert the notes into shares of the Manhattan’s  Common Stock at the rate of $20.00 per share.  Further, Manhattan has reserved 100,000 shares of its Common Stock for possible future issuance in connection with the conversion of the $1.0 million outstanding Ariston convertible promissory note issued in satisfaction of a trade payable.  The noteholder will not have any recourse to Manhattan  for repayment of the note (their sole recourse being to Ariston), but the noteholder will have the right to convert the note into shares of Manhattan’s  Common Stock at the rate of $10.00 per share.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Upon the achievement of the milestones described below, Manhattan would be obligated to issue portions of the Milestone Shares to the former Ariston stockholders and noteholders:
•
Upon the affirmative decision of Manhattan’s Board of Directors, provided that such decision is made prior to March 8, 2011, to further develop the AST-915, either internally or through a corporate partnership, Manhattan  would issue 176,561 of the Milestone Shares.  This milestone was attained in January 2011 and the shares were issued in March 2011.  The Company recognized approximately $220,000 of research and development expense during the nine months ended September 30, 2011 from the issuance of these shares.

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

The Merger date fair value of the total consideration paid was $1,491,937 which consisted of 141,248 shares of the Company’s common stock issued upon the Merger and 317,809 contingently issuable shares upon Ariston’s attaining certain milestones as described above.  At the time of the Merger, the Company did not believe the attainment of the milestone for AST-915 was highly probable and, therefore, recorded no contingent consideration relative to it.  The par value of the contingently issuable common shares is reflected in the accompanying consolidated balance sheets as of September 30, 2011 and December 31, 2010 as a component of stockholders’ deficiency, contingently issuable shares.  The Company incurred $9,527 of acquisition related costs.

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

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following supplemental pro forma information presents the financial results as if the acquisition of Ariston had occurred on January 1, 2010 for the three and nine month periods ended September 30, 2010.  This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2010, nor are they indicative of future results.

Pro forma consolidated results:	Three Month Period Ended September 30, 2010	Nine Month Period Ended September 30, 2010
Revenue	$-	$-
Net income	$41,247	$104,411
Basic and diluted income per share	$0.02	$0.05

9.           NOTES PAYABLE

The following is a summary of Notes Payable:

	At September 30, 2011			At December 31, 2010
	Current portion, net	Non-current portion, net	Total	Current portion, net	Non-current portion, net	Total
Secured 12% Note Payable, Net	$-	$-	$-	$1,722,346	$-	$1,722,346
Non-interest Bearing Note Payable, Net	246,900	-	246,900	231,900	-	231,900
Convertible 5% Notes Payable	-	16,225,433	16,225,433	-	15,452,793	15,452,793
ICON Convertible Note	514,414	163,364	677,778	100,000	677,778	777,778
Total	$761,314	$16,388,797	$17,150,111	$2,054,246	$16,130,571	$18,184,817

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

On February 9, 2011, the Company entered into a waiver and forbearance agreement (the “Extension Agreement”) with the requisite holders of the Secured 12% Notes whereby the holders of the notes (the “Noteholders”) agreed to forbear the exercise of their rights under the Notes and waive the default thereof until December 31, 2011.   As part of the Extension Agreement, the Company has agreed to take and has taken prompt steps to seek to reduce its outstanding indebtedness by permitting the Noteholders to convert the Secured 12% Notes into shares of the Company's common stock at a conversion price of $0.50 per share and to amend the terms of the warrants issued with the Secured 12 % Notes to include a full-ratchet anti-dilution feature and an exercise price of $0.50 per share.  The Company obtained stockholder approval to, among other things, increase the number of its authorized common stock.  The Company has increased its authorized shares of common stock through the Reverse Split.  As a result of the Reverse Split the Secured 12% Notes became convertible into common stock at a conversion price of $0.50, this triggered  the antidilution rights of the warrants issued with Secured 12% Notes, the warrants issued with the Convertible 12% Note and the warrants issued in the 2010 Equity Pipe.  The Secured 12% Notes and interest thereon, amounting to $676,072 at the time of conversion, converted into the right to receive 4,802,199 shares of the Company’s common stock on September 15, 2011 (the “Secured Debt Conversion”).

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

Interest on the Secured 12% Notes is compounded quarterly and was payable at maturity.  At December 31, 2010, accrued and unpaid interest on the Secured 12% Notes amounted to approximately $481,000, and is reflected in the accompanying balance sheet December 31, 2010 as part of interest payable. The Secured 12% Notes are secured by a pledge of all of the Company’s assets except for its investment in the Hedrin JV.  In addition, to provide additional security for the Company’s obligations under the notes, the Company entered into a default agreement, which provides that upon an event of default under the notes, the Company shall, at the request of the holders of the notes, use reasonable commercial efforts to either (i) sell a part or all of the Company’s interests in the Hedrin joint venture or (ii) transfer all or part of the Company’s interest in the Hedrin JV to the holders of the notes, as necessary, in order to fulfill the Company’s obligations under the notes, to the extent required and to the extent permitted by the applicable Hedrin joint venture agreements.

The Company incurred a total of approximately $424,000 of costs in the issuance of the $1,725,000 of Secured 12% Notes sold in 2008 and 2009.  These costs were capitalized and were amortized over the life of the Secured 12% Notes into interest expense.  During the nine months ended September 30, 2011 and the year ended December 31, 2010, the amount amortized into interest expense was approximately $4,000 and $197,000, respectively.  At June 30, 2011 the costs of issuance were fully amortized.  At December 31, 2010 the remaining unamortized balance of approximately $4,000 is reflected in the accompanying balance sheet as of December 31, 2010 as debt issue costs.

The Company recognized an original issue discount (the “OID”) of approximately $194,000 on the issuance of the Secured 12% Notes sold for the value of the warrants issued to the investors.  The OID was being amortized over the life of the Secured 12% Notes into interest expense.  During the nine months ended September 30, 2011 and year ended December 31, 2010 the amount amortized into interest expense was approximately $3,000 and $91,000, respectively.  At June 30, 2011 the OID was fully amortized.  At December 31, 2010 the remaining unamortized balance of approximately $3,000 has been netted against the face amount of Notes Payable in the accompanying balance sheet as of December 31, 2010.

The closing market price of the Company’s common stock on February 9, 2011 was greater than the conversion price, therefore the Company recognized a beneficial conversion feature of $1,725,000 on the Secured 12% Notes and $502,949 on interest payable on the Secured 12% Notes.  The closing market price of the Company’s common stock on March 31, 2011 was greater than the conversion price, therefore the Company recognized an additional beneficial conversion feature of $17,647 on interest payable on the Secured 12% Notes.  The closing market price of the Company’s common stock on June 30, 2011 was less than the conversion price, therefore there was no beneficial conversion charges for the interest during the quarter ended June 30, 2011. The beneficial conversion feature has been recorded as a discount on the Secured 12% Notes and on the interest payable on the Secured 12% Notes.  The Secured 12% Notes became convertible upon the execution of the Reverse Split on June 20, 2011.  The beneficial conversion feature was amortized on a straight-line basis over the remaining term of the Secured 12% Notes (June 20, 2011 through December 31, 2011).  The Company amortized $1,019,684 of the beneficial conversion feature for the nine months ended September 30, 2011, which is reflected in the accompanying Statement of Operations as a component of interest expense.  At the date of the Secured Debt Conversion the unamortized portion of the beneficial conversion feature amounted to $1,225,912 and was charged to income as loss on early extinguishment of debt.

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

In connection with the non-interest bearing note, the Company recognized an original issue discount of $40,000 of imputed interest on the note, which is being amortized into interest expense on a straight-line basis over the two-year term of the note.  For the nine months ended September 30, 2011 and the year ended December 31, 2010, the Company amortized $15,000 and $20,000 of the OID into interest expense, respectively.  The remaining unamortized balances of $3,100 and $18,100 have been netted against the face amount of Notes payable, current portion, net in the accompanying balance sheets as of September 30, 2011 and December 31, 2010, respectively.

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

e.             Convertible 5% Notes Payable
Upon the Merger, Ariston issued $15,452,793 of five-year 5% notes payable (the “5% Notes”) in satisfaction of several note payable issuances.  The cumulative liability including accrued and unpaid interest of these several issuances of notes was $15,452,793 as of the Merger date. The 5% Notes and accrued and unpaid interest thereon are convertible at the option of the holder into the Manhattan’s common stock at the conversion price of $20 per share.  Ariston agreed to make quarterly payments on the 5% Notes equal to 50% of the net product cash flow received from the exploitation or commercialization of Ariston’s product candidates, AST-726 and AST-915.  The 5% Notes are solely the obligation of Ariston and have no recourse to Manhattan other than the conversion feature discussed above.  Interest accrues monthly, is added to principal on an annual basis, every March 8, and is payable at maturity.  For the nine months ended September 30, 2011, the Company recorded approximately $601,000 of interest expense on the 5% Notes.  On March 8, 2011 the accrued and unpaid interest on the 5% Notes was $772,640 and was added to the principal amount of the 5% Notes Payable.  At September 30, 2011 the principal amount of the 5% Notes was $16,225,433 and interest payable on the 5% Notes Payable was $455,214 and were reflected as components of notes payable, noncurrent portion, net and interest payable, noncurrent portion, respectively, in the accompanying balance sheet as of September 30, 2011.  At December 31, 2010 the principal amount of the 5% Notes was $15,452,793 and interest payable on the 5% Notes Payable was $626,697 and were reflected as components of notes payable, noncurrent portion, net and interest payable, noncurrent portion, respectively, in the accompanying balance sheet as of December 31, 2010.

MANHATTAN PHARMACEUTICALS, INC. and SUBSIDIARY
(a Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

f.            ICON Convertible Note Payable
Upon the Merger, Ariston satisfied an account payable of $1,275,188 to ICON Clinical Research Limited (“ICON”) through the payment of $275,188 in cash and the issuance of a three-year 5% note payable (the “ICON Note”).  The principal was to be repaid in 36 monthly installments of $27,778 commencing in April 2010.  Interest was payable monthly in arrears.   On March 1, 2011 Ariston entered into an amended and restated convertible promissory note (the “Amended ICON Note”) with ICON.  The principal terms of the Amended ICON Note are that monthly payments of principal and interest will be waived for the thirteen month period ended December 31, 2011 (the “Waiver Period”) in exchange for a single payment of $100,000 on March 31, 2011, an increase in the interest on the Amended ICON Note from 5% to 8% per annum during the Waiver Period and a balloon payment on January 31, 2012.  The Amended Note decreased the debt service requirements of the Company and Ariston by approximately $300,000 during the thirteen-month period ended December 31, 2011.  The Amended ICON Note is convertible at the option of the holder into the Company’s common stock at the conversion price of $10 per share.  During the nine months ended September 30, 2011, the Company has recorded approximately $44,000 of interest expense on the Amended ICON Note. At September 30, 2011 the principal amount of the Amended ICON Note was $667,778, of which $514,414 was current, and interest payable on the Amended ICON Note was $47,223 and were reflected as components of notes payable, current portion, net, notes payable, noncurrent portion, net, and interest payable, current portion, net respectively, in the accompanying balance sheet as of September 30, 2011.  At December 31, 2010 the principal amount of the Amended ICON Note was $777,778, of which $100,000 was current, and interest payable on the Amended ICON Note was $3,303 and were reflected as components of notes payable, current portion, net, notes payable, noncurrent portion, net and interest payable, current portion, respectively, in the accompanying balance sheet as of December 31, 2010.

10.           DERIVATIVE LIABILITIES

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

	December 31, 2010	Purchases, sales, issuances and settlements	Change in Fair Value During Nine Months Ended September 30, 2011	September 30, 2011
Nordic Warrant	$71,429	$(71,429)	$-	$-
Warrants issued with Convertible 12% Notes	15,644	-	(1,125)	14,519
Warrants issued in 2010 Equity Financing	447,773	-	(106,012)	341,761
Amended warrants associated with the 12% Secured Notes	-	115,000	67,550	182,550
Total	$534,846	$43,571	$(39,587)	$538,830

In accordance with ASC 815, the fair values of these derivatives were recorded in the accompanying condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, as a component of a current liability, derivative liability.  The changes in fair value during the nine months ended September 30, 2011 and 2010 were $(39,587) and $(2,696,900), respectively and are reported as a non-cash charge in the accompanying condensed consolidated statements of operations as a component of other (income) expense.

11.           NIH Agreement

In May 2011 the Company entered into an amendment of a Cooperative Research and Development Agreement (“CRADA”) with the National Institute of Health (“NIH”) for the conduct of two efficacy studies utilizing the Company’s AST-915 product candidate.  The Company’s commitment under the CRADA is the payment of $50,000 to the NIH and to provide a neurologist to assist the NIH in the conduct of these two efficacy studies.  The term of the amended CRADA is July 1, 2011 through June 30, 2012.  The Company paid the $50,000 in June 2011.  The $50,000 payment is being amortized into research and development expense on a straight-line basis over the term of the CRADA.  The Company recognized $12,500 of research and development expense during the nine months ended September 30, 2011.  The remaining unamortized balance was $37,500 at September 30, 2011 and is recorded as a component of other current assets in the accompanying Balance Sheet as of September 30, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our results of operations and financial condition in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”) and our financial statements for the nine month period ended September 30, 2011 included elsewhere in this report.

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

On March 8, 2010, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Ariston Pharmaceuticals, Inc., a Delaware corporation ("Ariston") and Ariston Merger Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the "Merger Sub").  Pursuant to the terms and conditions set forth in the Merger Agreement, on March 8, 2010, the Merger Sub merged with and into Ariston (the "Merger"), with Ariston being the surviving corporation of the Merger.  As a result of the Merger, Ariston became a wholly-owned subsidiary of the Company.  The operating results of Ariston from March 8, 2010 to September 30, 2011 are included in the accompanying Condensed Consolidated Statements of Operations.

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

Results of Operations

Nine-month Periods ended September 30, 2011 vs 2010:

	Nine months ended September 30,		Increase/	% Increase/
	2011	2010	(decrease)	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$-	$-	$-	N/A
Other research and development expenses	541,000	305,000	236,000	77.38%
Total research and development expenses	541,000	305,000	236,000	77.38%
General and administrative:
Share-based compensation	19,000	212,000	(193,000)	-91.04%
Other general and administrative expenses	591,000	1,053,000	(462,000)	-43.87%
Total general and administrative expenses	610,000	1,265,000	(655,000)	-51.78%
Other (income)/expense:
Gain on Nordic Settlement	(4,517,000)	-	(4,517,000)	N/A
Change in fair value of derivative liabilities	(40,000)	(2,697,000)	2,657,000	-98.52%
Loss on early extinguishment of debt	1,226,000	159,000	1,067,000	671.07%
Interest expense	1,882,000	938,000	944,000	100.64%
Interest and other (income)/expense	-	(228,000)	228,000	-100.00%
Total other (income)/expense	(1,449,000)	(1,828,000)	379,000	-20.73%

Net income/(loss)	$298,000	$258,000	$40,000	15.50%

During each of the nine month periods ended September 30, 2011 and 2010, we did not recognize any revenues.  We are considered a development stage company and do not expect to have revenues relating to our products candidates prior to June 30, 2012, if at all.

For the nine months ended September 30, 2011 research and development expense was $541,000 as compared to $305,000 for the nine months ended September 30, 2010.  This increase of $236,000, or 77%, is primarily due to development activities, including the issuance of milestone shares in connection with the Ariston Merger, on the products acquired in the Ariston Merger during the 2011 period and limited product development activity during the 2010 period.

For the nine months ended September 30, 2011 general and administrative expense was $610,000 as compared to $1,265,000 for the nine months ended September 30, 2010.  This decrease of $655,000, or 52%, is primarily due to a reduction in staff, other cost cutting measures and a reduction in share-based compensation.

For the nine months ended September 30, 2011 other (income)/expense was $(1,449,000) as compared to $(1,828,000) for the nine months ended September 30, 2010.  This change of $379,000, or (21)%, is primarily due to the recognition of a gain on the Nordic Settlement of $4,517,000, offset by an increase in loss on early extinguishment of debt of $1,067,000, a change in fair value of derivative liability of $2,657,000, an increase in interest expense of $944,000 and a change in other (income)/expense of $227,000.

Net income/(loss) for the nine months ended September 30, 2011 was $298,000 as compared to $258,000 for the nine months ended September 30, 2010.  This change of $40,000, or (359)%, is primarily due to a change in other (income)/expense of $379,000 and a decrease in expenses of $419,000.

Nine-month Periods ended September 30, 2011 vs 2010:

	Three months ended September 30,		Increase/	% Increase/
	2011	2010	(decrease)	(decrease)
Costs and expenses:
Research and development:
Share-based compensation	$-	$-	$-	N/A
Other research and development expenses	96,000	236,000	(140,000)	-59.32%
Total research and development expenses	96,000	236,000	(140,000)	-59.32%
General and administrative:
Share-based compensation	5,000	6,000	(1,000)	-16.67%
Other general and administrative expenses	161,000	273,000	(112,000)	-41.03%
Total general and administrative expenses	166,000	279,000	(113,000)	-40.50%
Other (income)/expense:
Change in fair value of derivative liabilities	(2,101,000)	(830,000)	(1,271,000)	153.13%
Loss on early extinguishment of debt	1,226,000	-	1,226,000	N/A
Interest expense	1,164,000	350,000	814,000	232.57%
Interest and other (income)/expense	1,000	(76,000)	77,000	-101.32%
Total other (income)/expense	290,000	(556,000)	846,000	-152.16%

Net income/(loss)	$(552,000)	$41,000	$(593,000)	-1446.34%

During each of the three month periods ended September 30, 2011 and 2010, we did not recognize any revenues.  We are considered a development stage company and do not expect to have revenues relating to our products candidates prior to September 30, 2012, if at all.

For the three months ended September 30, 2011 research and development expense was $96,000 as compared to $236,000 for the three months ended September 30, 2010.  This decrease of $140,000, or 59%, is primarily due to manufacturing costs associated with AST-726 in the 2010 period.

For the three months ended September 30, 2011 general and administrative expense was $166,000 as compared to $279,000 for the three months ended September 30, 2010.  This decrease of $113,000, or 41%, is primarily due to a reduction in staff and other cost cutting measures.

For the three months ended September 30, 2011 other (income)/expense was $290,000 as compared to $(556,000) for the three months ended September 30, 2010.  This change of $846,000, or (152)%, is primarily due to an increases in loss on early extinguishment of debt of $1,226,000, in interest expense of $814,000 and a change in other (income)/expense of $76,000 offset by a  change in fair value of derivative liability of $(1,271,000).

Net loss for the three months ended September 30, 2011 was $552,000 as compared to net income of $41,000 for the three months ended September 30, 2010.  This change of $(593,000), or (1,446)%, is primarily due to a change in other (income)/expense of $846,000 and offset by a decrease in expenses of $253,000.

Liquidity and Capital Resources

From inception to September 30, 2011, we incurred a deficit during the development stage of $61,012,000 primarily as a result of our net losses, and we expect to continue to incur additional losses through at least September 30, 2012 and for the foreseeable future.  These losses have been incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations since inception primarily through equity and debt financings and a joint venture transaction.  During the nine months ended September 30, 2011, we had a net decrease in cash and cash equivalents of $266,000.  This decrease resulted largely from net cash used by operating activities of $166,000 and by net cash used in financing activities of $100,000.  Total liquid resources as of September 30, 2011 were $212,000 compared to $478,000 at December 31, 2010.

 Our current liabilities as of September 31, 2011 were $1,515,000 compared to $3,294,000 at December 31, 2010, a decrease of $1,779,000.  As of September 30, 2011, we had working capital deficit of $1,202,000 compared to working capital deficit of $2,424,000 at December 31, 2010.

During the nine months ended September 30, 2011, the Company received $500,000 from the Nordic settlement, $244,000 from a grant receivable and repaid $100,000 of debt.

During the nine months ended September 30, 2010, the Company received net proceeds of approximately $2,200,000 from the 2010 Equity Financing, acquired $519,000 of cash in the merger with Ariston and repaid $194,000 of debt.  In addition $400,000 principal amount of debt converted into the 2010 Equity Financing.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology in development.  Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.  Through September 30, 2011, a significant portion of our financing has been through private placements of debt, common stock and warrants and the Hedrin JV.  Unless our operations generate significant revenues and cash flows from operating activities, we will continue to fund operations from cash on hand and through the similar sources of capital previously described.  We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.  We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future.

Based on the resources of the Company available at September 30, 2011, management believes that the Company has sufficient capital to fund its operations through 2011.  Management believes that the Company will need additional equity or debt financing or generate revenues through licensing of its products or entering into strategic alliances to be able to sustain its operations into 2012.  Furthermore, the Company will need additional financing thereafter to complete development and commercialization of its products.  There can be no assurances that we can successfully complete development and commercialization of our products.  In addition, $250,000 of debt matures in October.

The Company does not have the financial resources necessary to conduct the pivotal trial of AST-726 and will have to raise funds or secure a partner for that purpose.

These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have reported net income of $298,000 for the nine month period ended September 30, 2011 and net income of $258,000 for the nine month period ended September 30, 2010.  Net income for the nine month period in 2011 resulted from operating expenses of $1,150,000, interest expense of $1,882,000 and a loss on the early extinguishment of debt of $1,226,000 offset by a gain on the Nordic Settlement of $4,518,000 and a change in the fair value of derivative liability of $40,000.  The net loss attributable to common shares from date of inception, including preferred stock dividends, August 6, 2001 to September 30, 2011, amounts to $61,012,000.  Management believes that we will continue to incur net losses through at least September 30, 2012.

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

The Hedrin JV engaged the Company to provide management services to the Hedrin JV in exchange for a management fee.  For the nine months ended September 30, 2011 and 2010, the Company has recognized $0 and $225,000, respectively, of management fees earned from the Hedrin JV which is included in the Company’s consolidated statements of operations as a component of interest and other income. The management services agreement terminated upon the execution, on January 4, 2011, of a settlement and release agreement between Nordic and the Company.  The settlement and release agreement is discussed below.

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

At December 31, 2010 the Company had unrecognized equity in its share of the losses of the Hedrin JV of approximately $560,000.  In conjunction with the Nordic Settlement the Company recognized this $560,000 of its share of equity in the losses of the Hedrin JV during the nine months ended September 30, 2011.  The Company also recognized a gain on the Nordic Settlement of approximately $4.5 million during the nine months ended September 30, 2011.  The components of the gain on the Nordic Settlement are as follows:

	Total	Cash portion	Non cash portion
Exchange obligation, termination of the Nordic Put	$3,949,176	$-	$3,949,176
Termination of the Nordic Warrant	71,429	-	71,429
Payment of settlement amount	500,000	500,000	-
Other	(3,117)	-	(3,117)
Totals	$4,517,488	$500,000	$4,017,488

On April 19, 2011 H Pharmaceuticals K/S (the “Hedrin JV”), of which the Company was a 15% limited partner at the time, filed a demand for arbitration against Thornton & Ross, LTD. (“T&R”) with respect to alleged breaches by T&R of an Exclusive License Agreement (the “Hedrin License”) dated June 28, 2007, which was originally entered into between the Company and T&R, and which the Company assigned in 2008 to the Hedrin JV, with T&R’s consent.  The Hedrin JV is seeking damages from T&R in the amount of approximately $7,000,000.  The Company was not a party to the initial arbitration demand.

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

The Company has not yet responded to the arbitration demand against it, but believes that T&R’s claims against the Company are without merit.  The arbitration has begun between the Hedrin JV and T&R without the Company being named as a participant.   The Hedrin JV and T&R held a mediation session in order to avoid the arbitration process.  The mediation process did not produce a result.  Nordic has recently made an additional capital contribution to the Hedrin JV in order to fund the arbitration.  As a result of that capital contribution the Company now owns an 11% interest in the Hedrin JV.

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

On February 9, 2011, the Company entered into a waiver and forbearance agreement (the “Extension Agreement”) with the requisite holders of the Secured 12% Notes whereby the holders of the notes (the “Noteholders”) agreed to forbear the exercise of their rights under the Notes and waive the default thereof until December 31, 2011.  As part of the Extension Agreement, the Company has agreed to take and has taken prompt steps to seek to reduce its outstanding indebtedness by permitting the Noteholders to convert the Secured 12% Notes into shares of the Company's common stock at a conversion price of $0.50 per share and to amend the terms of the warrants issued with the Secured 12 % Notes to include a full-ratchet anti-dilution feature and an exercise price of $0.50 per share.  The Company obtained stockholder approval to, among other things, increase the number of its authorized common stock.  The Company has increased its authorized shares of common stock through the Reverse Split.  As a result of the Reverse Split the Secured 12% Notes now convert into common stock at a conversion price of $0.50, this triggered the anti-dilution rights of the warrants issued with Secured 12% Notes, the warrants issued with the Convertible 12% Note and the warrants issued in the 2010 Equity Pipe. The Secured 12% Notes and interest thereon converted into the right to receive 4,802,199 shares of the Company’s common stock on September 15, 2011 (the “Secured Debt Conversion”).

The closing market price of the Company’s common stock on February 9, 2011 was greater than the conversion price, therefore the Company recognized a beneficial conversion feature of $1,725,000 on the Secured 12% Notes and $502,949 on interest payable on the Secured 12% Notes.  The closing market price of the Company’s common stock on March 31, 2011 was greater than the conversion price, therefore the Company recognized an additional beneficial conversion feature of $17,647 on interest payable on the Secured 12% Notes.  The closing market price of the Company’s common stock on June 30, 2011 was less than the conversion price, therefore there was no beneficial conversion charges for the interest during the quarter ended June 30, 2011. The beneficial conversion feature has been recorded as a discount on the Secured 12% Notes and on the interest payable on the Secured 12% Notes.  The Secured 12% Notes became convertible upon the execution of the Reverse Split on June 20, 2011.  The beneficial conversion feature was amortized on a straight-line basis over the remaining term of the Secured 12% Notes (June 20, 2011 through December 31, 2011).  The Company amortized $1,019,684 of the beneficial conversion feature for the nine months ended September 30, 2011, which is reflected in the accompanying Statement of Operations for the nine months ended September 20, 2011 as a component of interest expense.  At the date of the Secured Debt Conversion the unamortized portion of the beneficial conversion feature amounted to $1,225,912 and was charged to income as loss on early extinguishment of debt.

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

In February 2008, the Company entered into a joint venture agreement with Nordic Biotech Advisors ApS (“Nordic”) to develop and commercialize Hedrin for the North American market.  The joint venture entity, H Pharmaceuticals (the “Hedrin JV”), now owns, is developing, and is working to secure commercialization partners for Hedrin in both the United States and Canada.   The Hedrin JV is independently funded and is responsible for all costs associated with the Hedrin project, including any necessary United States (“U.S.”) clinical trials, patent costs, and future milestones owed to the original licensor, T&R.  The Company currently owns 11% of the Hedrin JV.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk is confined to our cash and cash equivalents. We have attempted to minimize risk by investing in high-quality financial instruments, primarily money market funds with no security having an effective duration longer than 90 days. If the market interest rate decreases by 100 basis points or 1%, the fair value of our cash and cash equivalents portfolio would have minimal to no impact on the carrying value of our portfolio. We did not hold any derivative instruments as of September 30, 2011, and we have never held such instruments in the past.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our Principal Executive and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Operating and Financial Officer concluded since all financial and accounting duties are now performed by one person our disclosure controls and procedures were not effective as of that date to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded , processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to the our management, including our Chief Operating and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

 Changes in Internal Control

During the quarter ended September 30, 2011, there was no change in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive and Financial Officer

32.1	Certifications of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL

SIGNATURES

 In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANHATTAN PHARMACEUTICALS, INC.

Date: November 14, 2011	By:	/s/ Michael G. McGuinness
Michael G. McGuinness
Principal Executive Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

31.1	Certification of Principal Executive and Financial Officer.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.