Form 10-Q
period 2012-03-31
TG THERAPEUTICS, INC.
filed 2012-05-14
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission File Number 000-30929

TG THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4087132
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

787 Seventh Avenue

New York, New York 10019

(Address including zip code of principal executive offices)

(212) 554-4484

(Registrant's telephone number, including area code)

MANHATTAN PHARMACEUTICALS, INC.

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

There were 14,917,658 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 10, 2012.

TG THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words "anticipate," "believe," "estimate," "may," "expect" and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, (“SEC”), or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

•	expectations for increases or decreases in expenses;
•	expectations for the clinical and pre-clinical development, manufacturing, regulatory approval, and commercialization of our pharmaceutical product candidates or any other products we may acquire or in-license;
•	use of clinical research centers and other contractors;
•	expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;
•	expectations for generating revenue or becoming profitable on a sustained basis;
•	expectations or ability to enter into marketing and other partnership agreements;
•	expectations or ability to enter into product acquisition and in-licensing transactions;
•	expectations or ability to build our own commercial infrastructure to manufacture, market and sell our drug candidates;
•	acceptance of our products by doctors, patients or payors;
•	ability to compete against other companies and research institutions
•	ability to secure adequate protection for our intellectual property;
•	ability to attract and retain key personnel;
•	availability of reimbursement for our products;
•	estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments;
•	volatility of stock price;
•	expected losses; and
•	expectations for future capital requirements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.

(a Development Stage Company)

Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$20,923,750	$9,748,491
Other current assets	79,030	87,176
Total current assets	21,002,780	9,835,667
In-process research and development	5,441,839	5,441,839
Goodwill	629,752	629,752
Total assets	$27,074,371	$15,907,258

Liabilities and equity
Current liabilities:
Notes payable, current portion	$677,778	$877,778
Accounts payable and accrued expenses	467,524	666,640
Interest payable, current portion	76,793	61,941
Total current liabilities	1,222,095	1,606,359
Notes payable, noncurrent portion, at fair value	4,664,697	4,664,697
Total liabilities	5,886,792	6,271,056
Commitments and contingencies

Equity:
TG Therapeutics, Inc. and subsidiaries
Preferred stock, $0.001 par value per share (10,000,000 shares authorized, 1,108,816 and 413,388 issued and outstanding as of March 31, 2012 and December 31, 2011, respectively, aggregate liquidation value of $22,176,320 and $8,267,760 at March 31, 2012 and December 31, 2011, respectively)	1,109	413
Common stock, $0.001 par value per share (500,000,000 shares authorized, 5,061,399 shares issued and outstanding at March 31, 2012 and December 31, 2011)	5,061	5,061
Contingently issuable shares	6	6
Additional paid-in capital	22,841,334	10,472,115
Deficit accumulated in development stage	(11,109,164)	(853,074)
Total TG Therapeutics, Inc. and subsidiaries equity	11,738,346	9,624,521
Non-controlling interest in subsidiary	9,449,233	11,681
Total equity	21,187,579	9,636,202
Total liabilities and equity	$27,074,371	$15,907,258

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

(a Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31, 2012	Cumulative period ending March 31, 2012

Costs and expenses:

Research and development:
Non-cash stock expense associated with in-licensing agreement	$16,578,000	$16,875,000
Other research and development	163,353	193,636
Total research and development	16,741,353	17,068,636

General and administrative:
Non-cash compensation	188,509	275,003
Other general and administrative	455,492	923,689
Total general and administrative	644,001	1,198,692

Total costs and expenses	17,385,354	18,267,328

Operating loss	(17,385,354)	(18,267,328)

Other (income) expense:
Interest income	(3,668)	(3,668)
Interest expense	220,149	227,246
Change in fair value of non-current notes payable	(205,297)	(205,297)
Total other (income) expense	11,184	18,281

Net loss	(17,396,538)	(18,285,609)
Net loss attributable to non-controlling interest	(7,140,448)	(7,176,445)
Net loss attributable to TG Therapeutics, Inc. and subsidiaries	$(10,256,090)	$(11,109,164)

Basic and diluted net loss per common share	$(2.03)

Weighted average shares used in computing basic and diluted net loss per common share	5,061,399

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

(a Development Stage Company)

Condensed Consolidated Statement of Equity
for the three months ended March 31, 2012 (Unaudited)

	Preferred stock		Common stock		Additional paid-in	Contingently issuable	Non- controlling interest in	Deficit accumulated in the development
	Shares	Amount	Shares	Amount	capital	shares	subsidiary	stage	Total

Balance at January 1, 2012	413,388	$413	5,061,399	$5,061	$10,472,115	$6	$11,681	$(853,074)	$9,636,202
Changes during the period:
Compensation in respect of restricted preferred stock granted to employees					188,509				188,509
Preferred stock issued at $20.00 per share, net of expenses	695,428	696			12,180,710				12,181,406
Shares issued in subsidiary to non-controlling interest in connection with in-licensing agreement							16,578,000		16,578,000
Net loss							(7,140,448)	(10,256,090)	(17,396,538)
Balance at March 31, 2012	1,108,816	$1,109	5,061,399	$5,061	$22,841,334	$6	$9,449,233	$(11,109,164)	$21,187,579

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

(a Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31, 2012	Cumulative period ended March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(17,396,538)	$(18,285,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	188,509	275,003
Stock issued in connection with in-licensing agreement	16,578,000	16,875,000
Changes in assets and liabilities, net of effects of acquisition:
Decrease in other current assets	8,147	11,740
Increase in accounts payable and accrued expenses	(254,604)	153,706
Increase in interest payable	14,852	21,949
Net cash used in operating activities	(861,634)	(948,211)

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash acquired in connection with acquisition	—	10,386
Net cash provided by investing activities	—	10,386

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments of short-term loans	(200,000)	(200,000)
Proceeds from sale of common stock, net	—	9,824,682
Proceeds from sale of preferred stock, net	12,257,309	12,257,309
Offering costs paid	(20,416)	(20,416)
Net cash provided by financing activities	12,036,893	21,861,575

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,175,259	20,923,750

Cash and cash equivalents at beginning of period	9,748,491	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,923,750	$20,923,750

NON-CASH TRANSACTIONS:
Conversion of notes payable to preferred stock	$—	$55,271
Accrued financing costs	$55,487	$116,626

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

Unless the context requires otherwise, references in this report to “TG” “Company,” “we,” “us” and “our” refer to TG Therapeutics, Inc.(formerly known as Manhattan Pharmaceuticals, Inc.) and our subsidiaries.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are a biopharmaceutical company focused on the acquisition, development and commercialization of innovative and medically important pharmaceutical products for the treatment of cancer and other underserved therapeutic needs. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest, funding their research and development and eventually either out-licensing or bringing the technologies to market. Currently we are developing TGTX-1101 (ublituximab), a novel, third generation monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes. We also hold the development rights to AST-726, a nasally delivered product for the treatment of Vitamin B12 deficiency, and AST-915, an orally delivered treatment for essential tremor.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

On December 29, 2011, the Company entered into and consummated an exchange transaction agreement (the “Exchange Transaction”) with Opus Point Partners, LLC (“Opus”) and TG Biologics, Inc. (formerly known as TG Therapeutics, Inc.) (“TG Bio”). The stockholders of TG Bio received the majority of the voting shares of the Company, therefore, the merger was accounted for as a reverse acquisition whereby TG Bio was the accounting acquirer (legal acquiree) and the Company was the accounting acquiree (legal acquirer) under the acquisition method of accounting. TG Bio was incorporated in Delaware in November 2010, but did not commence operations until April 2011, thus the accompanying consolidated financial statements do not include comparative financial information for the three months ended March 31, 2011.

On April 30, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation to change its name from Manhattan Pharmaceuticals, Inc. (“Manhattan”) to TG Therapeutics, Inc. In conjunction with this change, the subsidiary formerly named TG Therapeutics, Inc. filed a Certificate of Amendment changing its name to TG Biologics, Inc.

Liquidity and Capital Resources

We have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2012, we have an accumulated deficit of $11,109,164.

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

On December 30, 2011, we completed the first closing of the private placement of our securities, issuing 4,929,523 shares of Company $0.001 par value common stock (“Common Stock “) at a price per share of $2.25 for total gross proceeds, before placement commissions and expenses, of $11,091,425 (the “2011 Equity PIPE”). Investors also received warrants to purchase 1,232,381 shares of Common Stock. The warrants have an exercise price of $2.25 per share and are exercisable for five years.

In 2012, we completed two additional closings of the 2011 Equity PIPE. These closings were held on January 31, 2012, and February 24, 2012. In these closings, the Company issued 695,428 shares of our Series A preferred stock (“Company Preferred Stock”) at a price per share of $20.00, for total gross proceeds, before placement commissions and expenses, of $13,908,560. Each share of Company Preferred Stock is convertible into 8.89 shares of Common Stock, provided that such conversion rights are subject to sufficient available authorized shares of Common Stock. Investors also received warrants to purchase 1,545,396 shares of Common Stock. The warrants have an exercise price of $2.25 per share and are exercisable for five years. The shares of Company Preferred Stock and warrants sold in these closings were offered and sold to accredited investors, including members of management, without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act, and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. Accordingly, the securities issued in the Offering have not been registered under the Securities Act, and until so registered, these securities may not be offered or sold in the United States absent registration or availability of an applicable exemption from registration.

Our Common Stock is quoted on the OTC Bulletin Board and trades under the symbol “TGTX.OB.”

Reverse Stock Split

On April 30, 2012, the Company effected a reverse split of its Common Stock at a ratio of 56.25 for 1, pursuant to a previously obtained stockholder authorization. All share amounts and per share prices in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the effect of our reverse stock split, on a fifty six and one quarter (56.25) for one (1) basis, unless otherwise indicated.  The exercise price for all stock options and warrants and the conversion price for convertible securities in the accompanying condensed consolidated financial statements have been adjusted to reflect the reverse stock split by multiplying the original exercise or conversion price by fifty six and one quarter (56.25).

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

In-Process Research and Development

All acquired research and development projects are recorded at their fair value as of the date acquisition. The fair values are assessed annually in the fourth quarter to ascertain if there has been any impairment of the recorded value. If there is an impairment, the asset is written down to its current fair value by the recording of an expense. Impairment testing consists of a comparison of the fair value of the in-process research and development with its carrying amount.

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

Stock-Based Compensation

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

Basic and Diluted Net (Loss) Income Per Share of Common Stock

Basic net income (loss) per share of Common Stock is calculated by dividing net income (loss) applicable to the Common Stock by the weighted-average number of the Common Stock outstanding for the period. Diluted net loss per share of Common Stock is the same as basic net income (loss) per share of Common Stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because the Company incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented. The amounts of potentially dilutive securities excluded from the calculation were 14,154,452 at March 31, 2012. During the three months ended March 31, 2012, the Company incurred a net loss; therefore, all of the dilutive securities are excluded from the computation of diluted earnings per share.

Impairment

Long lived assets are reviewed for an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists, a triggering event, comprises measurable operating performance criteria as well as qualitative measures. If an analysis is necessitated by the occurrence of a triggering event, we make certain assumptions in determining the impairment amount. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the difference between the carrying value and the estimated fair value.

Goodwill is reviewed for impairment annually or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. We will continue to perform impairment tests annually at December 31 and whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable.

NOTE 2 – FAIR VALUE MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis in the financial statements. The hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

•	Level 1 – quoted prices in active markets for identical assets and liabilities;

•	Level 2 – inputs other than Level 1 quoted prices that are directly or indirectly observable; and

•	Level 3 – unobservable inputs that are not corroborated by market data.

As of December 31, 2011 and March 31, 2012, the fair values of cash and cash equivalents, other current assets, notes and interest payable, current portion, accounts payable and accrued expenses, and interest payable, noncurrent approximate their carrying value.

Upon the merger between Manhattan and Ariston Pharmaceuticals, Inc. (“Ariston”) in March 2010, Ariston issued $15,452,793 of five-year 5% notes payable (the “5% Notes”) in satisfaction of several note payable issuances.  The 5% Notes and accrued and unpaid interest thereon are convertible at the option of the holder into Common Stock at the conversion price of $1,125 per share.  Ariston agreed to make quarterly payments on the 5% Notes equal to 50% of the net product cash flow received from the exploitation or commercialization of Ariston’s product candidates, AST-726 and AST-915.  The Company has no obligations under the 5% Notes aside from a) 50% of the net product cash flows from Ariston’s product candidates, if any, payable to noteholders; and b) the conversion feature, discussed above.

In connection with the Exchange Transaction in December 2011, the Company performed a valuation of the assets and liabilities of Manhattan immediately prior to the transaction. The cumulative liability including accrued and unpaid interest of these notes was approximately $16,876,000 immediately prior to the Exchange Transaction, $16,883,000 at December 31, 2011, and $17,089,000 at March 31, 2012. As these notes payable are tied directly to net product cash flows derived from the preexisting products of the Company, this note and accrued interest was recorded at fair value of $4,664,697 as of the date of the Exchange Transaction. No payments have been made on these notes as of March 31, 2012.

We elected the fair value option for valuing our the 5% Notes upon the completion of the reverse merger with TG Bio, as discussed above. The Company elected the fair value option in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

The valuation methods used to estimate the 5% Notes’ fair value was a discounted cash flow model, where the expected cash flows of AST-726 and AST-915 are discounted to the present using a yield that incorporates compensation for the probability of success in clinical development and marketing, among other factors. The discount rate used in this discounted cash flow model approximated 20% at December 31, 2011 and March 31, 2012. The assumptions, assessments and projections of future revenues are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our consolidated financial statements.

The following table provides the fair value measurements of applicable financial liabilities as of December 31, 2011 and March 31, 2012:

	Financial liabilities at fair value as of December 31, 2011
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$4,664,697	$4,664,697
Totals	$—	$—	$4,664,697	$4,664,697

	Financial liabilities at fair value as of March 31, 2012
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$4,664,697	$4,664,697
Totals	$—	$—	$4,664,697	$4,664,697

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

The following table summarizes the changes in Level 3 instruments during the three months ended March 31, 2012:

Fair value at December 31, 2011	$4,664,697
Interest accrued on face value of 5% Notes	205,297
Change in fair value of Level 3 liabilities	(205,297)
Fair value at March 31, 2012	$4,664,697

The change in the fair value of the Level 3 liabilities is reported in other (income) expense in the accompanying condensed consolidated statement of operations.

NOTE 3 - ACQUISITION

On December 29, 2011, the Company completed a reverse acquisition of privately held TG Bio, a Delaware Corporation. The acquisition was effected pursuant to an Exchange Transaction Agreement (the “Agreement”) dated December 29, 2011 by and among the Company, TG Bio and Opus, the largest shareholder of TG Bio. In accordance with the terms of the Agreement, 95% of the holders of common stock of TG Bio (one (1) minority shareholder of TG Bio holding in aggregate 132,000 shares of common stock of TG Bio did not participate) surrendered their TG Bio common stock. The Agreement caused the Company to issue to TG Bio’s shareholders 281,250 shares of Company Preferred Stock. Each share of Company Preferred Stock is convertible into 8.89 shares of the Common Stock provided that such conversion rights are subject to sufficient available authorized shares of Common Stock. The Company Preferred Stock has the same voting rights (on an as-converted basis), and other attributes as Common Stock. The Company Preferred Stock will automatically be exchanged for Common Stock when sufficient authorized shares are available to allow for such conversion. The Company Preferred Stock issued in connection with the Agreement, provided the former TG Bio shareholders with direct and/or indirect ownership of approximately 95% of the Company’s outstanding Company Common Stock immediately following the consummation of the transaction.

The Company Preferred Stock issued (and the underlying Common Stock once converted) are not registered for resale and, therefore, shall remain subject to the rights and restrictions of Rule 144. All Company Preferred Stock received by the TG Bio shareholders in exchange for their shares of TG Bio common stock will not be registered for resale prior to six (6) months following December 29, 2011 and, therefore, shall remain subject to the rights and restrictions of Rule 144 prior to any such registration.

The Company Preferred Stock issued in connection with the agreement provided the former TG Bio shareholders with direct and/or indirect ownership of approximately 95% of the Company’s outstanding common stock as of December 29, 2011. Based on fair value of the Company’s Common Stock of $0.04 per share, the purchase price was $295,933, plus the fair value of restricted stock assumed of $82,305. In connection with the Exchange Transaction, the Company incurred $231,580 of acquisition related costs.

A summary of the purchase price calculation is as follows:

Number of shares of Manhattan common stock outstanding at the time of the transaction	131,526
Multiplied by Manhattan’s fair value of the Common Stock	$2.25	$295,933
Fair value of restricted stock assumed		82,305
Total purchase price		$378,238

The purchase price has been allocated as follows based on the fair values of the assets and liabilities acquired:

Cash and cash equivalents	$10,386
Other assets	90,769
In-process research and development acquired	5,441,840
Total identifiable assets	5,542,995
Accounts payable and accrued expenses	197,191
Notes payable (ICON and Swiss Pharma)	939,718
5% notes payable and accrued interest	4,657,600
Total identifiable liabilities	5,794,509
Net identifiable liabilities	(251,514)
Goodwill	629,752
Total	$378,238

A valuation was performed to determine the fair value of certain identifiable intangible assets of Manhattan.

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

The following supplemental pro forma information presents the financial results as if the transaction had occurred on January 1, 2011 for the three months ended March 31, 2011. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2011, nor are they indicative of future results.

Revenue	$—
Net income	$3,832,383
Basic and diluted income per common share	$1.51

NOTE 4 - STOCKHOLDERS' EQUITY

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

There were 1,108,816 shares of Company Preferred Stock outstanding as of March 31, 2012. In connection with the Exchange Transaction, the Company filed a Certificate of Designation with respect to its Company Preferred Stock with the Secretary of State of the State of Delaware.  The Company Preferred Stock ranks senior to the Common Stock with regard to dividend rights, and has a liquidation preference of $20 per share over the Common Stock and any other junior securities. The Company Preferred Stock is automatically convertible into 8.89 shares of Common Stock provided that, prior to conversion, the Company has sufficient authorized Common Stock to effect such conversion.  The Company Preferred Stock also automatically converts upon a change of control of the Company or the sale of substantially all of the assets of the Company.  The Company Preferred Stock votes on an as-converted basis with the Common Stock.

In conjunction with the reverse split effected on April 30, 2012 (as discussed in Note 1), our Company Preferred Stock automatically converted to 9,856,259 shares of Common Stock as of that date.

Common Stock

Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of $0.001 par value common stock.

On December 30, 2011, we completed the first closing of the private placement of our securities, issuing 4,929,523 shares of Common Stock at a price per share of $2.25 for total gross proceeds, before placement commissions and expenses, of $11,091,425 (the “2011 Equity PIPE”). Investors also received warrants to purchase 1,232,381 shares of Common Stock. The warrants have an exercise price of $2.25 per share and are exercisable for five years.

In 2012, we completed two additional closings of the 2011 Equity PIPE. These closings were held on January 31, 2012, and February 24, 2012. In these closings, the Company issued 695,428 shares of our Company Preferred Stock at a price per share of $20.00 for total gross proceeds, before placement commissions and expenses, of $13,908,560. Each share of Company Preferred Stock is convertible into 8.89 shares of Common Stock provided that such conversion rights are subject to sufficient available authorized shares of Common Stock. Investors also received warrants to purchase 1,545,396 shares of Common Stock. The warrants have an exercise price of $2.25 per share and are exercisable for five years. The shares of Company Preferred Stock and warrants sold in these closings were offered and sold to accredited investors, including members of management, without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act, and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. Accordingly, the securities issued in the offering have not been registered under the Securities Act, and until so registered, these securities may not be offered or sold in the United States absent registration or availability of an applicable exemption from registration. The placement agent received cash commissions equal to 10% of the gross proceeds of the offering, five-year warrants to purchase shares of the Company’s stock equal to 10% of shares sold in the offering, and a non-accountable expense allowance equal to two percent of the gross proceeds of the offering for their expenses.

Equity Incentive Plans

A summary of the status of the Company’s stock options as of March 31, 2012 and changes during the period then ended is presented below:

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2012:

	Number of shares	Weighted- average exercise price	Weighted- average Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2011	3,379	$1,315.62	6.39
Granted	—	—
Exercised	—	—
Forfeited	(2,475)	720.45
Expired	—	—
Outstanding at March 31, 2012	904	$2,945.09	2.49	$—

Vested and expected to vest at March 31, 2012	904	$2,945.09	2.49	$—
Exercisable at March 31, 2012	898	$2,963.46	2.43	$—

As of March 31, 2012, the total compensation cost related to unvested option awards not yet recognized is less than $1,000. The weighted average period over which it is expected to be recognized is approximately 1 year.

Restricted Stock

Certain employees have been awarded restricted Company Preferred Stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted share activity for the three months ended March 31, 2012:

	Number of Shares Restricted Series A Preferred Stock(1)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2011	129,375	$20.00
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2012	129,375	$20.00	$7,762,500

(1) The restricted Company Preferred Stock listed in the table above was granted in connection with the Exchange Transaction to certain executives as discussed above. Each share of Company Preferred Stock is convertible into 8.89 shares of the Company’s Common Stock, provided that such conversion right is subject to sufficient available authorized shares of the registrant’s common stock.

Total expense associated with restricted stock was $188,509 during the three months ended March 31, 2012.

Warrants

The following table summarizes warrant activity for the three months ended March 31, 2012:

	Warrants	Weighted- average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2011	2,118,768	$4.62
Issued	2,163,555	2.31
Exercised	—	—
Expired	(1,449)	2,812.50
Outstanding at March 31, 2012	4,280,874	$2.50	$—

During the three months ended March 31, 2011, as part of the 2011 Equity PIPE, we issued warrants to purchase up to 1,545,396 shares of our Company Common Stock to investors in the 2011 Equity PIPE, none of which have been exercised as of March 31, 2012. The warrants have an exercise price of $2.25 per warrant share. In addition, we issued to the placement agent in the transaction warrants to purchase up to 618,159 shares of our Company Common Stock at an exercise price of $2.48 per warrant share, none of which have been exercised as of March 31, 2012.

Stock-Based Compensation

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The Company did not grant any stock options during the three months ended March 31, 2012.

The following table summarizes stock-based compensation expense information about stock options and restricted stock for the three months ended March 31, 2012:

Stock-based compensation expense associated with restricted stock	$188,509
Stock-based compensation expense associated with option grants	—
$188,509

NOTE 5 – NOTES PAYABLE

The following is a summary of notes payable:

	March 31, 2012			December 31, 2011
	Current portion, net	Non- current portion, net	Total	Current portion, net	Non- current portion, net	Total
Non-interest Bearing Note Payable, Net	$—	$—	$—	$200,000	$—	$200,000
Convertible 5% Notes Payable	—	4,664,697	4,664,697	—	4,664,697	4,664,697
ICON Convertible Note	677,778		677,778	677,778		677,778
Total	$677,778	$4,664,697	$5,342,475	$877,778	$4,664,697	$5,542,475

We assumed the preceding notes payable as the result of the Exchange Transaction. Accordingly, a valuation was performed and these notes have been presented at their fair value on the date of the transaction.

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

The 5% Notes and accrued and unpaid interest thereon are convertible at the option of the holder into Common Stock at the conversion price of $1,125 per share.  Ariston agreed to make quarterly payments on the 5% Notes equal to 50% of the net product cash flow received from the exploitation or commercialization of Ariston’s product candidates, AST-726 and AST-915.  The Company has no obligations under the 5% Notes aside from a) 50% of the net product cash flows from Ariston’s product candidates, if any, payable to noteholders; and b) the conversion feature, discussed above. Interest accrues monthly, is added to principal on an annual basis, every March 8, and is payable at maturity.

In connection with the Exchange Transaction in December 2011, the Company performed a valuation of the assets and liabilities of Manhattan immediately prior to the transaction. The cumulative liability including accrued and unpaid interest of these notes was approximately $16,876,000 immediately prior to the Exchange Transaction, $16,883,000 at December 31, 2011, and $17,089,000 at March 31, 2012. As these notes payable are tied directly to net product cash flows derived from the preexisting products of the Company, this note and accrued interest was recorded at fair value as of the date of the Exchange Transaction. No payments have been made on these notes as of March 31, 2012. See Note 2 for further details.

ICON Convertible Note Payable

In connection with the merger with Ariston as discussed above, Ariston satisfied an account payable of $1,275,188 to ICON Clinical Research Limited (“ICON”) through the payment of $275,188 in cash and the issuance of a three-year 5% note payable (the “ICON Note”).  The principal was to be repaid in 36 monthly installments of $27,778 commencing in April 2010.  Interest was payable monthly in arrears.   On March 1, 2011, Ariston entered into an amended and restated convertible promissory note (the “Amended ICON Note”) with ICON. The principal terms of the Amended ICON Note are that monthly payments of principal and interest will be waived for the thirteen month period ended December 31, 2011 (the “Waiver Period”) in exchange for a single payment of $100,000 on March 31, 2011, an increase in the interest on the Amended ICON Note from 5% to 8% per annum during the Waiver Period and a balloon payment on January 31, 2012. The Amended ICON Note is convertible at the option of the holder into the Company’s Common Stock at the conversion price of $562.50 per share. During the three months ended March 31, 2012, the Company recorded $14,852 of interest expense on the Amended ICON Note. At March 31, 2012, the principal amount of the Amended ICON Note was $677,778, of which the entire balance has been classified as current, and interest payable on the Amended ICON Note was $76,793, and is reflected as notes payable, current portion, net, and interest payable, current portion, net, respectively, in the accompanying balance sheet as of March 31, 2012. This note is currently in default as the Company did not make the balloon payment due on January 31, 2012, or the monthly installment payments due in February 2012 and March 2012. The Company is currently attempting to negotiate a settlement or alternative arrangement in satisfaction of this note.

NOTE 6 – LICENSE AGREEMENTS

In April 2011, TG Bio, acquired from LFB Biotechnologies, a fully owned subsidiary of France based LFB S.A., an option (the “License Option”) for exclusive worldwide rights (except France/Belgium) to develop and market ublituximab (“TGTX-1101”), a monoclonal antibody that targets a specific epitope on the B-cell lymphocyte CD20 antigen. In exchange for the License Option, TG Bio issued 132,000 shares of its common stock to LFB.

On January 30, 2012, TG Bio exercised the License Option and entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of ublituximab (the “License Agreement”). Under the License Agreement, we have acquired the exclusive worldwide rights (exclusive of France/Belgium) for the development and commercialization of TGTX-1101 (ublituximab). To date, we have made no payments to LFB Group and LFB Group is eligible to receive payments of up to an aggregate of approximately $31.0 million upon our successful achievement of certain clinical development, regulatory and sales milestones, in addition to royalty payments on net sales of ublituximab. The license will terminate on a country by country basis upon the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated.

In connection with the license agreement, our subsidiary TG Biologics issued 7,368,000 shares of its common stock to LFB, and the Company agreed to contribute $15 million, less applicable fees and expenses associated with the financing, to TG Bio to fund the development of ublituximab under the License Agreement in exchange for 7,500,000 shares of TG Bio common stock. The Company recognized approximately $16,578,000 of non-cash research and development expense during the three months ended March 31, 2012 in connection with the issuance of these shares. In addition, in connection with the issuance of 7,368,000 shares of TG Bio common stock, the Company and TG Bio provided LFB Group the option to, in its sole discretion, elect to convert all, and not less than all, of the shares of TG Bio common stock into 7,500,000 shares of the Company’s Common Stock. This option may be exercised by LFB Group at any time before May 14, 2012.

Furthermore, should LFB Group choose to exercise the option for Company Common Stock, the Board of Directors of the Company shall appoint an individual designated by LFB Group to serve as a director of the Company until the next annual meeting of the stockholders and until his or her successor has been duly elected. Thereafter the Board of Directors of the Company shall nominate a designee named by LFB Group for election at each annual meeting of the stockholders until such time as LFB Group owns less than 10% of the outstanding Company Common Stock.

NOTE 7 – RELATED PARTY TRANSACTIONS

On December 30, 2011, OPN Capital Markets (“OPNCM”) and its affiliated broker-dealer, National Securities Corporation (“NSC” and collectively with OPNCM, “National”), both affiliates of National Holdings Corporation (“National Holdings”), entered into a Placement Agency Agreement (the “PAA”) with the Company in connection with the initial closing of the 2011 Equity PIPE, offering of up to $25 million of stock and warrants of the Company.  Pursuant to the PAA, National acted as the Company’s placement agent for 2011 Equity PIPE.

Until April 2012, Michael S. Weiss was a director and Non-Executive Chairman of the Board of Directors of National Holdings.  He is also a stockholder of National Holdings and, when combined with his ownership indirectly through Opus and its affiliates, beneficially owns 23.6% of National Holdings, the parent company of NSC. Mr. Weiss disclaims such beneficiary ownership other than to the extent of his pecuniary interest. In addition, at the time, Opus and NSC were parties to a 50/50 joint venture that shared profits from OPNCM, the investment banking division of NSC that was responsible for managing the Offering. This joint venture was dissolved in April 2012.

The Company completed the initial closing of the 2011 Equity PIPE on December 30, 2011, issuing 4,929,523 shares of Common Stock at a price per share of $2.25 for total gross proceeds, before placement commissions and expenses, of $11,091,425 (the “2011 Equity PIPE”). Investors also received warrants to purchase 1,232,381 shares of Common Stock. The warrants have an exercise price of $2.25 per share and are exercisable for five years. The Company completed two additional closings of the 2011 Equity PIPE. These closings were held on January 31, 2012 and February 24, 2012. In these closings, the Company issued 695,428 shares of our Company Preferred Stock (“Preferred Stock”) at a price per share of $20.00 for total gross proceeds, before placement commissions and expenses, of $13,908,560. Each share of Company Preferred Stock is convertible into 8.89 shares of Common Stock provided that such conversion rights are subject to sufficient available authorized shares of Common Stock. Investors will also receive warrants to purchase 1,545,396 shares of Common Stock. The warrants have an exercise price of $2.25 per share and are exercisable for five years.

As placement agent, National received cash commissions equal to 10% of the gross proceeds of the 2011 Equity PIPE, five-year warrants to purchase shares of Company Preferred Stock equal to 10% of shares sold in the 2011 Equity PIPE, and a non-accountable expense allowance equal to two percent of the gross proceeds of the 2011 Equity PIPE for National’s expenses (not including up to $80,000 of National’s legal expenses and any blue sky fees, both of which the Company also reimbursed). In addition to acting as placement, National provided advisory services in connection with the Exchange Transaction and received an advisory fee of $150,000 for such services.

NOTE 8 – SUBSEQUENT EVENTS

On April 30, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation to change its name from Manhattan Pharmaceuticals, Inc. to TG Therapeutics, Inc. In conjunction with this change, the subsidiary formerly named TG Therapeutics, Inc. filed a Certificate of Amendment changing its name to TG Biologics, Inc.

On April 30, 2012, the Company effected a reverse split of its Common Stock at a ratio of 56.25 for 1, pursuant to a previously obtained shareholder authorization. All share amounts and per share prices in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the effect of our reverse stock split, on a fifty six and one quarter (56.25) for one (1) basis, unless otherwise indicated.  The exercise price for all stock options and warrants and the conversion price for convertible securities in the accompanying condensed consolidated financial statements have been adjusted to reflect the reverse stock split by multiplying the original exercise or conversion price by fifty six and one quarter (56.25).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed in “Risk Factors.” See also the “Special Cautionary Notice Regarding Forward-Looking Statements” set forth at the beginning of this report.

You should read the following discussion and analysis in conjunction with the unaudited consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2011.

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of innovative and medically important pharmaceutical products for the treatment of cancer and other underserved therapeutic needs. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest, funding their research and development and eventually either out-licensing or bringing the technologies to market. Currently we are developing ublituximab (TGTX-1101), a novel, third generation monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes.

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

We also actively evaluate complimentary products, technologies and companies for in-licensing, parthership, acquisition and/or investment opportunities. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates.

TGTX-1101 (ublituximab)

Overview

TGTX-1101 (“LFB-R603” or “R603”) is a chimeric murine/human monoclonal antibody with the generic name “ublituximab” that targets the CD20 antigen found on the surface of B-cell lymphocytes and has been developed to aid in the depletion of circulating B-cells. We hold exclusive worldwide rights (excepting France/Belgium) to develop and commercialize ublituximab for all indications, including the treatment of cancer and autoimmune diseases such as Non-Hodgkin’s Lymphoma (“NHL”) and Chronic Lymphocytic Leukemia (“CLL”).

Multiple preclinical studies both in vitro and in vivo produced data that support the activity and potency of ublituximab as an efficient and selective B-cell targeting anti-CD20 antibody with the ability to effectively deplete B lymphocytes in both malignant laboratory cell models as well as NHL and CLL patient donor cell lines.

Generally, anti-CD20 antibodies are believed to exert their B-cell depletion effects through three primary mechanisms: direct or programmed cell death (“DCD” or “PCD”), complement dependent cytotoxicity (“CDC”), and antibody dependent cell-mediated cytotoxicity (“ADCC”). Ublituximab has been specifically bio-engineered to enhance the ADCC effects, which we believe enhances its ability to deplete B-cells and may improve its anit-cancer effects as compared to Rituxan®, the leading anti-CD20 monoclonal anti-body, which had worldwide sales in 2011 of $7 billion.

A two part dose escalating Phase I clinical trial was recently completed in France in which ublituximab was introduced in relapsed or refractory CLL patients. In Part 1 of the study, 21 CLL patients in escalating dosage cohorts received once weekly infusions of ublituximab over the course of 4 weeks, with an additional 12 patients in Part 2 of the study receiving weekly infusions of ublituximab at a higher flat dose for 8 weeks. According to the investigators, results of Part 2 indicate single agent ublituximab therapy was well tolerated with primary adverse events including infusion related reactions, neutropenia, transient rises in liver enzymes, pyrexia and thrombocytopenia. Though the primary endpoint of this Phase I clinical study was to assess the safety and tolerability of ublituximab in CLL patients, robust B-cell depletion and an encouraging rate of partial responses may suggest preliminary evidence of efficacy. A portion of the data from Part 2 of this study was presented at the 53rd Annual American Society of Hematology Meeting in San Diego, CA. The Company intends to utilize the data generated from patients in the recently completed Phase I clinical trial to design and conduct future Phase I, II and III studies in the United States and internationally.

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

AST-915

The Company has a sponsored research arrangement for AST-915, an orally delivered treatment for essential tremor, which is currently ongoing and we expect to conclude in June 2012. It is unlikely that the Company will continue the development of AST-915 thereafter, but a final determination will be reserved until development activities have concluded.

RECENT DEVELOPMENTS

TGTX-1101 (ublituximab)

On January 30, 2012, TG Bio exercised the License Option and entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics, and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of ublituximab. Under the License Agreement, we have acquired the exclusive worldwide rights (exclusive of France/Belgium) for the development and commercialization of TGTX-1101 (ublituximab). To date, we have made no payments to LFB Group and LFB Group is eligible to receive payments of up to an aggregate of approximately $31.0 million upon our successful achievement of certain clinical development, regulatory and sales milestones, in addition to royalty payments on net sales of ublituximab. The license will terminate on a country by country basis upon the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated.

In March 2012, the Company submitted to the U.S. Food and Drug Adminstration (“FDA”) an Investigational New Drug Application (“IND”) for TGTX-1101 (ublituximab). The Company received notification of acceptance of this IND in April of 2012, permitting the initiation of clinical trials for TGTX-1101 in oncology patients in the US. Pursuant to the acceptance of this IND, the Company intends to initiate a Phase I/II study with ublituximab in the second quarter of 2012.

GENERAL CORPORATE

We have not earned any revenues from the commercial sale of any of our drug candidates or from any other source.

Our research and development expenses consist primarily of expenses related to in-licensing of new product candidates, fees paid to consultants and outside service providers for clinical and laboratory development, facilities-related and other expenses relating to the design, development, manufacture, testing and enhancement of our drug candidates and technologies. We expense our research and development costs as they are incurred.

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

In addition, certain restricted stock issued to employees vest upon the achievement of certain milestones; therefore, the total expense is uncertain until the milestone is probable.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2012

Non-cash Stock Expense Associated with In-licensing Agreement. Non-cash stock expense associated with in-licensing agreement totaled $16,578,000 for the three months ended March 31, 2012. This expense primarily related to a one-time non-cash expense of $16,578,000 recorded in conjunction with the stock issued to LFB Group for the license to TGTX-1101. We expect these non-cash expenses to decrease substantially over the remainder of 2012.

Other Research and Development Expenses. Other research and development expenses totaled $163,353 for the three months ended March 31, 2012. We expect our other research and development costs to increase substantially in 2012 due to the commencement of our clinical development program for TGTX-1101.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense (general and administrative) related to equity incentive grants equaled $188,509 for the three months ended March 31, 2012. The non-cash compensation expense was related to the period’s expense for restricted stock grants to our chief executive officer and chief financial officer. We expect non-cash compensation expense (general and administrative) to increase in 2012 as we hire additional personnel.

Other General and Administrative Expenses. Other general and administrative expenses totaled $455,492 for the three months ended March 31, 2012. This expense was primarily related to legal and personnel costs. We expect our other general and administrative expenses to increase in 2012 as we hire additional staff, and build out our organization.

Other (Income) Expenses. Other (income) expenses totaled $11,184 for the three months ended March 31, 2012. This amount consists of interest expense on our short-term note payable, partially offset by interest income from our bank deposits and the change in fair value of the 5% Notes.

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

As of March 31, 2012, we had $20,923,750 in cash and cash equivalents. We currently anticipate that our cash and cash equivalents as of March 31, 2012 to be sufficient to fund our anticipated operating cash requirements for approximately 24 months from March 31, 2012. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Cash used in operating activities for the three months ended March 31, 2012 was $861,634, which primarily related to general and administrative and research and development expenses associated with TG commencing operations and development of TGTX-1101.

For the three months ended March 31, 2012, net cash provided by financing activities of $12,036,893, related primarily to net proceeds from the issuance of the Company’s preferred stock, partially offset by the repayment of a short-term loan.

2011 Equity PIPE

On December 30, 2011, we completed the first closing of the private placement of our securities, issuing 4,929,523 shares of Common Stock at a price per share of $2.25 for total gross proceeds, before placement commissions and expenses, of $11,091,425 (the “2011 Equity PIPE”). Investors also received warrants to purchase 1,232,381 shares of Common Stock. The warrants have an exercise price of $2.25 per share and are exercisable for five years.

In 2012, we completed two additional closings of the 2011 Equity PIPE. These closings were held on January 31, 2012 and February 24, 2012. In these closings, the Company issued 695,428 shares of our Company Preferred Stock at a price per share of $20.00 for total gross proceeds, before placement commissions and expenses, of $13,908,560. Each share of Company Preferred Stock is convertible into 8.89 shares of Common Stock provided that such conversion rights are subject to sufficient available authorized shares of Common Stock. Investors also received warrants to purchase 1,545,396 shares of Common Stock. The warrants have an exercise price of $2.25 per share and are exercisable for five years. The shares of Company Preferred Stock and warrants sold in these closings were offered and sold to accredited investors, including members of management, without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act, and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. Accordingly, the securities issued in the offering have not been registered under the Securities Act, and until so registered, these securities may not be offered or sold in the United States absent registration or availability of an applicable exemption from registration. The placement agent received cash commissions equal to 10% of the gross proceeds of the offering, five-year warrants to purchase shares of the Company’s stock equal to 10% of shares sold in the offering, and a non-accountable expense allowance equal to two percent of the gross proceeds of the offering for their expenses.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and related disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the applicable period. Actual results may differ from these estimates under different assumptions or conditions.

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

Total compensation expense for options and restricted stock issued to consultants is determined at the “measurement date.” The expense is recognized over the vesting period for the options and restricted stock. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record stock-based compensation expense based on the fair value of the equity awards at the reporting date. These equity awards are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date. This results in a change to the amount previously recorded in respect of the equity award grant and additional expense or a reversal of expense may be recorded in subsequent periods based on changes in the assumptions used to calculate fair value, such as changes in market price, until the measurement date is reached and the compensation expense is finalized.

In-Process Research and Development. All acquired research and development projects are recorded at their fair value as of the date acquisition. The fair values are assessed as of the balance sheet date to ascertain if there has been any impairment of the recorded value. If there is an impairment, the asset is written down to its current fair value by the recording of an expense.

Accruals for Clinical Research Organization and Clinical Site Costs. We make estimates of costs incurred in relation to external clinical research organizations (“CRO’s”), and clinical site costs. We analyze the progress of clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of the amount expensed and the related prepaid asset and accrued liability. Significant judgments and estimates must be made and used in determining the accrued balance and expense in any accounting period. We review and accrue CRO expenses and clinical trial study expenses based on work performed and rely upon estimates of those costs applicable to the stage of completion of a study.  Accrued CRO costs are subject to revisions as such trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. With respect to clinical site costs, the financial terms of these agreements are subject to negotiation and vary from contract to contract. Payments under these contracts may be uneven and depend on factors such as the achievement of certain events, the successful recruitment of patients, the completion of portions of the clinical trial or similar conditions. The objective of our policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical site costs are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

Accounting Related to Goodwill. As of March 31, 2012, there was approximately $630,000 of goodwill on our consolidated balance sheets. Goodwill is reviewed for impairment annually or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

We are required to perform impairment tests annually at December 31 and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. For all of our acquisitions, various analyses, assumptions and estimates were made at the time of each acquisition that were used to determine the valuation of goodwill and intangibles. In future years, the possibility exists that changes in forecasts and estimates from those used at the acquisition date could result in impairment indicators.

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

Fair Value of 5% Notes Payable. We measure certain financial assets and liabilities at fair value on a recurring basis in the financial statements. The hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of three categories.

We elected the fair value option for valuing our Convertible 5% Notes Payable upon the completion of the reverse merger with TG Bio, as discussed above. The Company elected the fair value option in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

In connection with the Exchange Transaction in December 2011, the Company performed a valuation of the assets and liabilities of Manhattan immediately prior to the transaction. The cumulative liability including accrued and unpaid interest of these notes was approximately $16,876,000 immediately prior to the Exchange Transaction, $16,883,000 at December 31, 2011, and $17,089,000 at March 31, 2012. As these notes payable are tied directly to net product cash flows derived from the preexisting products of the Company, this note was recorded at fair value as of the date of the Exchange Transaction. No payments have been made on these notes as of March 31, 2012. The fair value of the 5% Notes Payable was approximately $4,664,697 as of December 31, 2011 and March 31, 2012.

The valuation methods used to estimate the 5% Notes’ fair value was a discounted cash flow model, where the expected cash flows of AST-726 and AST-915 are discounted to the present using a yield that incorporates compensation for the probability of success in clinical development and marketing, among other factors. The discount rate used in this discounted cash flow model approximated 20% at December 31, 2011 and March 31, 2012. The assumptions, assessments and projections of future revenues are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of March 31, 2012, our portfolio of financial instruments consists of cash equivalents, including bank deposits. Due to the short-term nature of our investments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective. This conclusion was reached because a lack of segregation of duties exists, as all financial and accounting duties are performed by the Chief Financial Officer. The Company intends to address this deficiency by hiring additional accounting personnel to alleviate the segregation of duties issue.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, and our subsidiaries, are not a party to, and our property is not the subject of, any material pending legal proceedings.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks and uncertainties. If any of the following occurs, our business, financial condition or operating results could be materially harmed. These factors could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

Risks Related to the Company’s Business and Industry

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

In order to submit an Investigational New Drug application (“IND”) and Biologics License Application (“BLA”) to the FDA, it is necessary to submit all information on the clinical, non-clinical, chemistry, manufacturing, controls and quality aspects of the product candidate. We rely on our licensing partners and, in some cases, third parties, to provide this data. If we are unable to obtain this data, or the data is not sufficient to meet the regulatory requirements, we may experience significant delays in our development programs. Additionally, an IND must be active in each division in which we intend to conduct clinical trials. While we maintain an active IND for ublituximab enabling the conduct of studies in the FDA’s Division of Hematology and Oncology; there can be no assurance given that we will be successful in obtaining an active IND for ublituximab in any other division under whose supervision we may seek to develop ublituximab.

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

We have not yet completed testing of any of our product candidates for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent that adverse events, if any, will be observed in patients who receive any of its product candidates. To date, clinical trials using ublituximab and our other product candidates have demonstrated a toxicity profile that was deemed acceptable by the investigators performing such studies. Such interpretation may not be shared by future investigators or by the FDA and in the case of ublituximab, even if deemed acceptable for oncology applications, like the completed clinical trial, it may not be acceptable for diseases outside the oncology setting, and likewise for any other product candidates we may develop. Additionally, the severity, duration and incidence of adverse events may increase in larger study populations. With respect to ublituximab, the toxicity when manufactured under different conditions is not known, nor is the toxicity of transgenically derived ublituximab, and it is possible that additional and/or different adverse events may appear upon the human use of those formulations and those adverse events may arise with greater frequency, intensity and duration than in the current formulation. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain marketing approval and generate revenues from its sale.

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

While we currently maintain an active IND for cell derived ublituximab, we plan to rely on preclinical and clinical trial data from third parties for the IND submissions for transgenically derived ublituximab and any other product candidates we may develop. If receipt of that data is delayed for any reason, including reasons outside of our control, it will delay our plans for IND filings, and clinical trial plans. This, in turn, will delay our ability to make subsequent regulatory filings and ultimately, to commercialize our products if regulatory approval is obtained. If those third parties do not make this data available to us, we will likely, on our own, have to develop all the necessary preclinical and clinical data which will lead to additional delays and increase the costs of our development of our product candidates.

Before we can test any product candidate in human clinical trials the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the pharmaceutical product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including good laboratory practices (GLP).

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

Once a clinical trial has begun, patient recruitment and enrollment may be slower than we anticipate. Clinical trials may also be delayed as a result of ambiguous or negative interim results. Further, a clinical trial may be suspended or terminated by us, an Institutional Review Board (“IRB”), an ethics committee or a Data Monitoring Committee overseeing the clinical trial, any of our clinical trial sites with respect to that site or the FDA or other regulatory authorities due to a number of factors, including:

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

TGTX-1101 (ublituximab) is in the initial stages of development and is currently manufactured in small batches for use in pre-clinical and clinical studies. Process improvements implemented to date have, and process improvements in the future may change the activity of the antibody, which may affect the safety and efficacy of the product. No assurance can be given that the material manufactured from any of the optimized processes will perform comparably to ublituximab as manufactured to date and used in currently available pre-clinical data and in early clinical trials reported in this or any previous filing. Additionally, future clinical trial results will be subject to the same level of uncertainty if, following such trials, additional process improvements are made, including without limitation, the introduction of transgenically derived ublituximab.

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

The establishment and development of a sales force, either by us or jointly with a development partner, or the establishment of a contract sales force to market any products we may develop will be expensive and time-consuming and could delay any product launch, and we cannot be certain that we or our development partners would be able to successfully develop this capability. If the Company or its development partners are unable to establish sales and marketing capability or any other non-technical capabilities necessary to commercialize any products we may develop, we will need to contract with third parties to market and sell such products. We currently possess limited resources and may not be successful in establishing our own internal sales force or in establishing arrangements with third parties on acceptable terms, if at all.

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

As of March 31, 2012, the Company has 5 full and part time employees. Over time, we will need to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue research and development activities, and commercialize our product candidates. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth, and various projects requires that we:

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

We may seek to expand our business through the acquisition of, investments in and strategic alliances with companies, technologies, products, and services, such as the Exchange Transaction between the Company and TG Bio. Acquisitions, investments and strategic alliances involve a number of special problems and risks, including, but not limited to:

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

Currently, the composition of matter patent and several method of use patents for ublituximab in various indications and settings have been applied for but have not yet been issued. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our partners will be successful in protecting our product candidates by obtaining and defending patents.

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

If patents are not issued that protect ublituximab, it could have a material adverse effect on our financial condition and results of operations.

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

Our commercial success also depends upon our ability and the ability of any of our future collaborators to develop, manufacture, market and sell our product candidates without infringing the proprietary rights of third parties. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing products, some of which may be directed at claims that overlap with the subject matter of our intellectual property. For example, Roche has the Cabilly patents in the U.S. that block the commercialization of antibody products derived from a single cell line, like ublituximab. Also, Roche, Biogen Idec, and Genentech hold patents for the use of anti-CD20 antibodies utilized in the treatment of CLL in the U.S. While these patents have been challenged, to the best of our knowledge, those matters were settled in a way that permitted additional anti-CD20 antibodies to be marketed for CLL. If those patents are still enforced at the time we are intending to launch ublituximab, then we will need to either prevail in a litigation to challenge those patents or negotiate a settlement agreement with the patent holders. If we are unable to do so we may be forced to delay the launch of ublituximab or launch at the risk of litigation for patent infringement, which may have a material adverse effect on the Company.

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

No assurance can be given that patents issued to third parties do not exist, have not been filed, or could not be filed or issued, which contain claims covering its products, technology or methods that may encompass all or portionis of our products and methods. Given the number of patents issued and patent applications filed in our technical areas or fields, we believe there is a risk that third parties may allege they have patent rights encompassing our products or methods.

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

As of March 31, 2012, we had net cash on hand of approximately $20,924,000. We believe that our cash on hand will sustain our operations for the next 24 months. As a result, we will need additional capital to continue our operations beyond that time. We will need to seek additional sources of financing in the future, which might not be available on favorable terms, if at all, to continue our operations. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned preclinical and clinical trials or obtain approval of any of our product candidates from the FDA or any foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of the Company’s equity securities, which would have a dilutive effect on your holdings of our capital stock.

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

The Company has never been profitable, and, as of March 31, 2012, we had an accumulated deficit of approximately $11,109,000. We have generated operating losses in all periods since the Company was incorporated. We expect to make substantial expenditures resulting in increasing operating costs in the future and our accumulated deficit may increase significantly as we expand development and clinical trial efforts for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Our directors, executive officers and principal stockholders beneficially own approximately 26% percent of our outstanding voting stock, including shares underlying outstanding options and warrants. Our directors, officers and principal stockholders, taken as a whole, have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues submitted to our stockholders.

Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit.

During the last two fiscal years, our stock price has traded at a low of $0.9844 in the fourth quarter of 2011 to a high of $239.59 in the second quarter of 2010. The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

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

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

3.1	Amended and Restated Certificate of Incorporation of TG Therapeutics, Inc., dated April 26, 2012.

3.2	Restated Bylaws of TG Therapeutics, Inc., dated May 14, 2012.

10.1	Amended and Restated TG Therapeutics, Inc. 2012 Incentive Plan, dated May 14, 2012.

24	Powers of Attorney for Laurence N. Charney, William J. Kennedy and Mark Schoenebaum.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2012.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2012.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2012.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: May 14, 2012	By:	/s/ Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

3.1	Amended and Restated Certificate of Incorporation of TG Therapeutics, Inc., dated April 26, 2012.

3.2	Restated Bylaws of TG Therapeutics, Inc., dated May 14, 2012.

10.1	Amended and Restated TG Therapeutics, Inc. 2012 Incentive Plan, dated May 14, 2012.

24	Powers of Attorney for Laurence N. Charney, William J. Kennedy and Mark Schoenebaum.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2012.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2012.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2012.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2012.

