Form 10-Q/A
period 2012-03-31
TG THERAPEUTICS, INC.
filed 2012-05-15
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

TG THERAPEUTICS, INC. (the “Company”) is filing this amendment (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission on May 14, 2012, solely to correct an error to the exhibits. While the exhibit list of the Form 10-Q correctly included both the TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan, dated May 14, 2012, and Powers of Attorney for Laurence N. Charney, William J. Kennedy and Mark Schoenebaum, these four exhibits were inadvertently omitted from the filing. They are now being filed with the 10-Q/A.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

10.1	TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan, dated May 14, 2012.

24	Powers of Attorney for Laurence N. Charney, William J. Kennedy and Mark Schoenebaum.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2012.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2012.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2012.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: May 15, 2012	By:	/s/ Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Amendment No. 1 to the Quarterly Report on Form 10-Q:

10.1	TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan, dated May 14, 2012.

24	Powers of Attorney for Laurence N. Charney, William J. Kennedy and Mark Schoenebaum.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2012.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2012.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2012.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2012.