Form 10-Q
period 2012-06-30
TG THERAPEUTICS, INC.
filed 2012-08-09
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐ No ☒

There were 18,053,995 shares of the registrant’s common stock, $0.001 par value, outstanding as of August 2, 2012.

TG THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

TABLE OF CONTENTS

		Page

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS		3

PART I	FINANCIAL INFORMATION	4

Item 1	Financial Statements:	4

	Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	4

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 and the Cumulative Period ended June 30, 2012 (unaudited)	5

	Condensed Consolidated Statement of Equity for the six months ended June 30, 2012 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and the Cumulative Period ended June 30, 2012 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4	Controls and Procedures	26

PART II	OTHER INFORMATION	26

Item 1	Legal Proceedings	26

Item 1A	Risk Factors	26

Item 6	Exhibits	45

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words "anticipate," "believe," "estimate," "may," "expect" and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, (“SEC”), or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

•	expectations for increases or decreases in expenses;
•	expectations for the clinical and pre-clinical development, manufacturing, regulatory approval, and commercialization of our pharmaceutical product candidates or any other products we may acquire or in-license;
•	use of clinical research centers and other contractors;
•	expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;
•	expectations for generating revenue or becoming profitable on a sustained basis;
•	expectations or ability to enter into marketing and other partnership agreements;
•	expectations or ability to enter into product acquisition and in-licensing transactions;
•	expectations or ability to build our own commercial infrastructure to manufacture, market and sell our drug candidates;
•	acceptance of our products by doctors, patients or payors;
•	ability to compete against other companies and research institutions;
•	ability to secure adequate protection for our intellectual property;
•	ability to attract and retain key personnel;
•	availability of reimbursement for our products;
•	estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments;
•	volatility of stock price;
•	expected losses; and
•	expectations for future capital requirements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.
(a Development Stage Company)
Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$20,367,079	$9,748,491
Other current assets	89,488	87,176
Total current assets	20,456,567	9,835,667
Equipment	1,399	—
In-process research and development	5,441,839	5,441,839
Goodwill	629,752	629,752
Total assets	$26,529,557	$15,907,258

Liabilities and equity
Current liabilities:
Notes payable, current portion	$677,778	$877,778
Accounts payable - related party	1,257,600	—
Other accounts payable and accrued expenses	321,725	666,640
Interest payable, current portion	91,944	61,941
Total current liabilities	2,349,047	1,606,359
Notes payable, noncurrent portion, at fair value	4,395,100	4,664,697
Total liabilities	6,744,147	6,271,056
Commitments and contingencies

Equity:
TG Therapeutics, Inc. and subsidiaries:
Preferred stock, $0.001 par value per share (10,000,000 shares authorized, 0 and 413,388 issued and outstanding as of June 30, 2012 and December 31, 2011, respectively, aggregate liquidation value of $0 and $8,267,760 at June 30, 2012 and December 31, 2011, respectively)	—	413
Common stock, $0.001 par value per share (500,000,000 shares authorized, 18,053,995 and 5,061,399 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	18,054	5,061
Contingently issuable shares	6	6
Additional paid-in capital	24,001,440	10,472,115
Deficit accumulated in development stage	(13,003,817)	(853,074)
Total TG Therapeutics, Inc. and subsidiaries equity	11,015,683	9,624,521
Noncontrolling interest in subsidiary	8,769,727	11,681
Total equity	19,785,410	9,636,202
Total liabilities and equity	$26,529,557	$15,907,258

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
(a Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					Cumulative
	Three months ended June 30,		Six months ended June 30,		period ending
	2012	2011	2012	2011	June 30, 2012

Costs and expenses:

Research and development:
Noncash stock expense associated with in-licensing agreement	$—	$297,000	$16,578,000	$297,000	$16,875,000
Noncash compensation	109,198		109,198		109,198
Other research and development	1,536,896	—	1,700,249	—	1,730,532
Total research and development	1,646,094	297,000	18,387,447	297,000	18,714,730

General and administrative:
Noncash compensation	1,062,793	—	1,251,302	—	1,337,796
Other general and administrative	396,043	—	851,535	—	1,319,732
Total general and administrative	1,458,836	—	2,102,837	—	2,657,528

Total costs and expenses	3,104,930	297,000	20,490,284	297,000	21,372,258

Operating loss	(3,104,930)	(297,000)	(20,490,284)	(297,000)	(21,372,258)

Other (income) expense:
Interest income	(4,092)	—	(7,760)	—	(7,760)
Other income	(272,232)	—	(272,232)	—	(272,232)
Interest expense	228,109	—	448,258	—	455,355
Change in fair value of notes payable	(482,556)	—	(687,853)	—	(687,853)
Total other (income)	(530,771)	—	(519,587)	—	(512,490)

Consolidated net loss	(2,574,159)	(297,000)	(19,970,697)	(297,000)	(20,859,768)
Net loss attributable to noncontrolling interest	(679,506)	(14,895)	(7,819,954)	(14,895)	(7,855,951)
Net loss attributable to TG Therapeutics, Inc. and subsidiaries	$(1,894,653)	$(282,105)	$(12,150,743)	$(282,105)	$(13,003,817)

Basic and diluted net loss per common share	$(0.16)	$(0.15)	$(1.44)	$(0.31)

Weighted average shares used in computing basic and diluted net loss per common share	11,777,563	1,822,154	8,419,481	916,110

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
(a Development Stage Company)
Condensed Consolidated Statement of Equity
for the six months ended June 30, 2012 (Unaudited)

							Deficit	Total TG
							accumulated	Therapeutics,
					Contingently	Additional	in the	Inc. and	Noncontrolling
	Preferred stock		Common stock		issuable	paid-in	development	subsidiaries	interest in
	Shares	Amount	Shares	Amount	shares	capital	stage	equity	subsidiary	Total

Balance at January 1, 2012	413,388	$413	5,061,399	$5,061	$6	$10,472,115	$(853,074)	$9,624,521	$11,681	$9,636,202
Changes during the period:
Compensation in respect of restricted preferred stock granted to employees						188,509		188,509		188,509
Preferred stock issued at $20.00 per share, net of expenses	695,428	696				12,180,709		12,181,405		12,181,405
Shares issued in subsidiary to noncontrolling interest in connection with in-licensing agreement								—	16,578,000	16,578,000
Conversion of preferred stock to common stock in conjunction with reverse stock split	(1,108,816)	(1,109)	9,857,596	9,858		(8,749)		—		—
Issuance of restricted stock			3,135,000	3,135		(3,135)		—		—
Compensation in respect of restricted common stock granted to employees, directors and consultants						1,171,991		1,171,991		1,171,991
Net loss							(12,150,743)	(12,150,743)	(7,819,954)	(19,970,697)
Balance at June 30, 2012	—	$—	18,053,995	$18,054	$6	$24,001,440	$(13,003,817)	$11,015,683	$8,769,727	$19,785,410

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
(a Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
	Six months ended June 30,		period ended
	2012	2011	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:

Consolidated net loss	$(19,970,697)	$(297,000)	$(20,859,768)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Stock compensation expense	1,360,500	—	1,446,994
Stock issued in connection with in-licensing agreement	16,578,000	297,000	16,875,000
Change in fair value of notes payable	(269,597)	—	(269,597)
Changes in assets and liabilities, net of effects of acquisition:
Decrease (increase) in other current assets	(2,313)	—	1,280
Increase in accounts payable related party, other accounts payable and accrued expenses	912,685	—	1,320,995
Increase in interest payable	30,003	—	37,100
Net cash used in operating activities	(1,361,419)	—	(1,447,996)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment	(1,399)		(1,399)
Cash acquired in connection with acquisition	—	—	10,386
Net cash (used in) provided by investing activities	(1,399)	—	8,987

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments of short-term loans	(200,000)	—	(200,000)
Proceeds from sale of common stock, net	—	—	9,824,682
Proceeds from sale of preferred stock, net	12,257,309	—	12,257,309
Offering costs paid	(75,903)	—	(75,903)
Net cash provided by financing activities	11,981,406	—	21,806,088

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,618,588	—	20,367,079

Cash and cash equivalents at beginning of period	9,748,491	—	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,367,079	$—	$20,367,079

NONCASH TRANSACTIONS:
Conversion of notes payable to preferred stock	$—	—	$55,271
Accrued financing costs	$—	—	$116,626

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

On December 29, 2011, the Company entered into and consummated an exchange transaction agreement (the “Exchange Transaction”) with Opus Point Partners, LLC (“Opus”) and TG Biologics, Inc. (formerly known as TG Therapeutics, Inc.) (“TG Bio”). The stockholders of TG Bio received the majority of the voting shares of the Company, therefore, the merger was accounted for as a reverse acquisition whereby TG Bio was the accounting acquirer (legal acquiree) and the Company was the accounting acquiree (legal acquirer) under the acquisition method of accounting. TG Bio was incorporated in Delaware in November 2010, but did not commence operations until April 2011.

On April 30, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation to change its name from Manhattan Pharmaceuticals, Inc. (“Manhattan”) to TG Therapeutics, Inc. In conjunction with this change, the subsidiary formerly named TG Therapeutics, Inc. filed a Certificate of Amendment changing its name to TG Biologics, Inc.

Liquidity and Capital Resources

We have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of June 30, 2012, we have an accumulated deficit of $13,003,817.

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

In 2012, we completed two additional closings of the 2011 Equity PIPE. These closings were held on January 31, 2012, and February 24, 2012. In these closings, the Company issued 695,428 shares of our Series A preferred stock (“Company Preferred Stock”) at a price per share of $20.00, for total gross proceeds, before placement commissions and expenses, of $13,908,560. Each share of Company Preferred Stock was convertible into 8.89 shares of Common Stock, provided that such conversion rights were subject to sufficient available authorized shares of Common Stock. In connection with the reverse stock split effected by the Company on April 30, 2012 (as discussed below), all shares of preferred stock issued in the 2011 Equity PIPE were converted to Common Stock. Investors also received warrants to purchase 1,545,396 shares of Common Stock. The warrants have an exercise price of $2.25 per share and are exercisable for five years. The shares of Company Preferred Stock and warrants sold in these closings were offered and sold to accredited investors, including members of management, without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act, and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. Accordingly, the securities issued in the Offering have not been registered under the Securities Act, and until so registered, these securities may not be offered or sold in the United States absent registration or availability of an applicable exemption from registration.

Our Common Stock is quoted on the OTC Bulletin Board and trades under the symbol “TGTX.”

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

In-Process Research and Development

Acquired research and development projects are recorded at their fair value as of the date acquisition. The fair values are assessed annually in the fourth quarter, or sooner, if there is an indicator of impairment, to ascertain if there has been any impairment of the recorded value. If there is an impairment, the asset is written down to its current fair value by the recording of an expense. Impairment testing consists of a comparison of the fair value of the in-process research and development with its carrying amount.

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

Stock-Based Compensation

We recognize all share-based payments to employees and to non-employee directors for service on our board of directors as compensation expense in the consolidated financial statements based on the fair values of such payments. Stock-based compensation expense recognized each period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Basic and Diluted Net (Loss) Income Per Share of Common Stock

Basic net income (loss) per share of Common Stock is calculated by dividing net income (loss) applicable to the Common Stock by the weighted-average number of shares of Common Stock outstanding for the period. Diluted net loss per share of Common Stock is the same as basic net income (loss) per share of Common Stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because the Company incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented. The amounts of potentially dilutive securities excluded from the calculation were 7,433,525 at June 30, 2012. During the three and six months ended June 30, 2012, the Company incurred a net loss; therefore, all of the dilutive securities are excluded from the computation of diluted earnings per share.

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

As of December 31, 2011 and June 30, 2012, the fair values of cash and cash equivalents, other current assets, notes and interest payable, current portion, accounts payable and accrued expenses, and interest payable, noncurrent approximate their carrying value.

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

In connection with the Exchange Transaction in December 2011, the Company performed a valuation of the assets and liabilities of Manhattan immediately prior to the transaction. The cumulative liability including accrued and unpaid interest of these notes was approximately $16,876,000 immediately prior to the Exchange Transaction, $16,883,000 at December 31, 2011, and $17,302,000 at June 30, 2012. As these notes payable are tied directly to net product cash flows derived from the preexisting products of the Company, this note and accrued interest was recorded at fair value of $4,664,697 as of the date of the Exchange Transaction. No payments have been made on these notes as of June 30, 2012.

We elected the fair value option for valuing the 5% Notes upon the completion of the reverse merger with TG Bio, as discussed above. The Company elected the fair value option in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

The valuation methods used to estimate the 5% Notes’ fair value was a discounted cash flow model, where the expected cash flows of AST-726 and AST-915 are discounted to the present using a yield that incorporates compensation for the probability of success in clinical development and marketing, among other factors. The discount rate used in this discounted cash flow model approximated 20% at December 31, 2011 and June 30, 2012. The assumptions, assessments and projections of future revenues are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our consolidated financial statements.

The following table provides the fair value measurements of applicable financial liabilities as of December 31, 2011 and June 30, 2012:

	Financial liabilities at fair value as of December 31, 2011
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$4,664,697	$4,664,697
Totals	$—	$—	$4,664,697	$4,664,697

	Financial liabilities at fair value as of June 30, 2012
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$4,395,100	$4,395,100
Totals	$—	$—	$4,395,100	$4,395,100

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

The following table summarizes the changes in Level 3 instruments during the six months ended June 30, 2012:

Fair value at December 31, 2011	$4,664,697
Interest accrued on face value of 5% Notes	418,256
Change in fair value of Level 3 liabilities	(687,853)
Fair value at June 30, 2012	$4,395,100

The change in the fair value of the Level 3 liabilities is reported in other (income) expense in the accompanying condensed consolidated statements of operations.

NOTE 3 - ACQUISITION

On December 29, 2011, the Company completed a reverse acquisition of privately held TG Bio, a Delaware Corporation. The acquisition was effected pursuant to an Exchange Transaction Agreement (the “Agreement”) dated December 29, 2011 by and among the Company, TG Bio and Opus, the largest shareholder of TG Bio. In accordance with the terms of the Agreement, 95% of the holders of common stock of TG Bio (one (1) minority shareholder of TG Bio holding in aggregate 132,000 shares of common stock of TG Bio did not participate) surrendered their TG Bio common stock. The Agreement caused the Company to issue to TG Bio’s shareholders 281,250 shares of Company Preferred Stock. Each share of Company Preferred Stock were convertible into 8.89 shares of the Common Stock provided that such conversion rights were subject to sufficient available authorized shares of Common Stock. In connection with the reverse stock split effected by the Company on April 30, 2012 (as discussed above), all shares of preferred stock issued in connection with the Agreement were converted to Common Stock. The Company Preferred Stock issued in connection with the Agreement provided the former TG Bio shareholders with direct and/or indirect ownership of approximately 95% of the Company’s outstanding Company Common Stock immediately following the consummation of the transaction.

The shares of Common Stock issued upon the conversion of the Company Preferred Stock are not registered for resale and, therefore, shall remain subject to the rights and restrictions of Rule 144 under the Securities Act of 1933, as amended.

Based on fair value of the Company’s Common Stock of $2.25 per share at December 29, 2011, the purchase price was $295,933, plus the fair value of restricted stock assumed of $82,305. In connection with the Exchange Transaction, the Company incurred $231,580 of acquisition related costs.

A summary of the purchase price calculation is as follows:

Number of shares of Manhattan common stock outstanding at the time of the transaction	131,526
Multiplied by Manhattan’s fair value of the Common Stock	$2.25	$295,933
Fair value of restricted stock assumed		82,305
Total purchase price		$378,238

The purchase price has been allocated as follows based on the fair values of the assets and liabilities acquired:

Cash and cash equivalents	$10,386
Other assets	90,770
In-process research and development acquired	5,441,839
Total identifiable assets	5,542,995
Accounts payable and accrued expenses	197,191
Notes payable (ICON and Swiss Pharma)	939,718
5% notes payable and accrued interest	4,657,600
Total identifiable liabilities	5,794,509
Net identifiable liabilities	(251,514)
Goodwill	629,752
Total	$378,238

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

The following supplemental pro forma information presents the financial results as if the transaction had occurred on January 1, 2011 for the three and six months ended June 30, 2011. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2011, nor are they indicative of future results.

	Three months ended June 30, 2011	Six months ended June 30, 2011
Revenue	$—	$—
Net (loss) income	$(3,279,539)	$552,844
Basic and diluted (loss) income per common share	$(1.24)	$0.21

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

In conjunction with the reverse split effected on April 30, 2012 (as discussed in Note 1), all outstanding Company Preferred Stock automatically converted to 9,857,596 shares of Common Stock as of that date.

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

In 2012, we completed two additional closings of the 2011 Equity PIPE. These closings were held on January 31, 2012, and February 24, 2012. In these closings, the Company issued 695,428 shares of our Company Preferred Stock at a price per share of $20.00 for total gross proceeds, before placement commissions and expenses, of $13,908,560. Each share of Company Preferred Stock was convertible into 8.89 shares of Common Stock provided that such conversion rights were subject to sufficient available authorized shares of Common Stock. In connection with the reverse stock split effected by the Company on April 30, 2012, all shares of preferred stock issued in the 2011 Equity PIPE were converted to Common Stock. Investors also received warrants to purchase 1,545,396 shares of Common Stock. The warrants have an exercise price of $2.25 per share and are exercisable for five years. The shares of Company Preferred Stock and warrants sold in these closings were offered and sold to accredited investors, including members of management, without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act, and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. Accordingly, the securities issued in the offering have not been registered under the Securities Act, and until so registered, these securities may not be offered or sold in the United States absent registration or availability of an applicable exemption from registration. The placement agent received cash commissions equal to 10% of the gross proceeds of the offering, five-year warrants to purchase shares of the Company’s stock equal to 10% of shares sold in the offering, and a non-accountable expense allowance equal to two percent of the gross proceeds of the offering for their expenses.

Equity Incentive Plans

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (“2012 Incentive Plan”) was adopted in May 2012. Under the 2012 Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to directors, consultants, employees and officers. The 2012 Incentive Plan authorizes grants to purchase up to 6,000,000 shares of authorized but unissued common stock. As of June 30, 2012, up to an additional 2,865,000 shares may be issued under the 2012 Incentive Plan.

A summary of the status of the Company’s stock options as of June 30, 2012 and changes during the period then ended is presented below:

 A summary of the status of the Company’s stock options as of June 30, 2012 and changes during the period then ended is presented below:

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2012:

	Number of shares	Weighted- average exercise price	Weighted- average Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2011	3,379	$1,315.62	6.39
Granted	—	—
Exercised	—	—
Forfeited	(2,475)	720.45
Expired	—	—
Outstanding at June 30, 2012	904	$2,945.09	2.24	$—

Vested and expected to vest at June 30, 2012	904	$2,945.09	2.24	$—
Exercisable at June 30, 2012	898	$2,963.46	2.19	$—

As of June 30, 2012, the total compensation cost related to unvested option awards not yet recognized is less than $1,000. The weighted average period over which it is expected to be recognized is approximately 9 months.

Restricted Stock - Preferred

Certain employees have been awarded restricted Company Preferred Stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted share activity for the six months ended June 30, 2012:

	Number of Shares Restricted Series A Preferred Stock(1)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2011	129,375	$20.00
Granted	—	—
Vested	—	—
Forfeited
Conversion to restricted common stock	(129,375)	20.00
Outstanding at June 30, 2012	—	$—	$—

(1) The restricted Company Preferred Stock listed in the table above was granted in connection with the Exchange Transaction to certain executives as discussed above. Each share of Company Preferred Stock was convertible into 8.89 shares of the Company’s Common Stock. In conjunction with the reverse split effected on April 30, 2012 (as discussed in Note 1), all outstanding restricted Preferred Stock automatically converted to 1,150,000 shares of Common Stock as of that date.

Restricted Stock - Common

Certain employees, directors and consultants have been awarded restricted stock under the 2012 Incentive Plan. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted share activity for the six months ended June 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2011	—	$—
Converted preferred stock	1,150,000	2.25
Granted	3,135,000	6.20
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2012	4,285,000	$5.14	$26,781,250

Total expense associated with restricted stock (both common and preferred) was $1,171,991 and $1,360,500 during the three and six months ended June 30, 2012, respectively.

Warrants

The following table summarizes warrant activity for the six months ended June 30, 2012:

	Warrants	Weighted- average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2011	2,118,768	$4.62
Issued	2,163,555	2.31
Exercised	—	—
Expired	(1,449)	2,812.50
Outstanding at June 30, 2012	4,280,874	$2.50	$16,860,808

During the six months ended June 30, 2012, as part of the 2011 Equity PIPE, we issued warrants to purchase up to 1,545,396 shares of our Company Common Stock to investors in the 2011 Equity PIPE, none of which have been exercised as of June 30, 2012. The warrants have an exercise price of $2.25 per warrant share. In addition, we issued to the placement agent in the transaction warrants to purchase up to 618,159 shares of our Company Common Stock at an exercise price of $2.48 per warrant share, none of which have been exercised as of June 30, 2012.

Stock-Based Compensation

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The Company did not grant any stock options during the six months ended June 30, 2012.

The following table summarizes stock-based compensation expense information about stock options and restricted stock for the three and six months ended June 30, 2012:

	Three months ended June 30, 2012	Six months ended June 30, 2012
Stock-based compensation expense associated with restricted stock	$1,171,991	$1,360,500
Stock-based compensation expense associated with option grants	—	—
	$1,171,991	$1,360,500

NOTE 5 – NOTES PAYABLE

The following is a summary of notes payable:

	June 30, 2012			December 31, 2011
	Current portion, net	Non- current portion, net	Total	Current portion, net	Non- current portion, net	Total
Non-interest Bearing Note Payable, Net	$—	$—	$—	$200,000	$—	$200,000
Convertible 5% Notes Payable	—	4,395,100	4,395,100	—	4,664,697	4,664,697
ICON Convertible Note	677,778	—	677,778	677,778	—	677,778
Total	$677,778	$4,395,100	$5,072,878	$877,778	$4,664,697	$5,542,475

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

In connection with the Exchange Transaction in December 2011, the Company performed a valuation of the assets and liabilities of Manhattan immediately prior to the transaction. The cumulative liability including accrued and unpaid interest of these notes was approximately $16,876,000 immediately prior to the Exchange Transaction, $16,883,000 at December 31, 2011, and $17,302,000 at June 30, 2012. As these notes payable are tied directly to net product cash flows derived from the preexisting products of the Company, this note and accrued interest was recorded at fair value as of the date of the Exchange Transaction. No payments have been made on these notes as of June 30, 2012. See Note 2 for further details.

ICON Convertible Note Payable

In connection with the merger with Ariston as discussed above, Ariston satisfied an account payable of $1,275,188 to ICON Clinical Research Limited (“ICON”) through the payment of $275,188 in cash and the issuance of a three-year 5% note payable (the “ICON Note”).  The principal was to be repaid in 36 monthly installments of $27,778 commencing in April 2010.  Interest was payable monthly in arrears.   On March 1, 2011, Ariston entered into an amended and restated convertible promissory note (the “Amended ICON Note”) with ICON. The principal terms of the Amended ICON Note are that monthly payments of principal and interest will be waived for the thirteen month period ended December 31, 2011 (the “Waiver Period”) in exchange for a single payment of $100,000 on March 31, 2011, an increase in the interest on the Amended ICON Note from 5% to 8% per annum during the Waiver Period and a balloon payment on January 31, 2012. The Amended ICON Note is convertible at the option of the holder into the Company’s Common Stock at the conversion price of $562.50 per share. During the three and six months ended June 30, 2012, the Company recorded $15,150 and $30,003, respectively, of interest expense on the Amended ICON Note. At June 30, 2012, the principal amount of the Amended ICON Note was $677,778, of which the entire balance has been classified as current, and interest payable on the Amended ICON Note was $91,944, and is reflected as notes payable, current portion, net, and interest payable, current portion, net, respectively, in the accompanying balance sheet as of June 30, 2012. This note is currently in default as the Company did not make the balloon payment due on January 31, 2012, or any subsequent payments. The Company is currently attempting to negotiate a settlement or alternative arrangement in satisfaction of this note.

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

In connection with the license agreement, our subsidiary TG Biologics issued 7,368,000 shares of its common stock to LFB, and the Company agreed to contribute $15 million, less applicable fees and expenses associated with the financing, to TG Bio to fund the development of ublituximab under the License Agreement in exchange for 7,500,000 shares of TG Bio common stock. The Company recognized approximately $16,578,000 of noncash research and development expense during the six months ended June 30, 2012 in connection with the issuance of these shares. In addition, in connection with the issuance of 7,368,000 shares of TG Bio common stock, the Company and TG Bio provided LFB Group the option to, in its sole discretion, elect to convert all, and not less than all, of the shares of TG Bio common stock into 7,500,000 shares of the Company’s Common Stock. This option may be exercised by LFB Group at any time before May 31, 2013.

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

Until April 2012, Michael S. Weiss was a director and Non-Executive Chairman of the Board of Directors of National Holdings.  He is also a stockholder of National Holdings and, when combined with his ownership indirectly through Opus and its affiliates, beneficially owns 23.6% of National Holdings, the parent company of NSC. Mr. Weiss disclaims such beneficial ownership other than to the extent of his pecuniary interest. In addition, at the time, Opus and NSC were parties to a 50/50 joint venture that shared profits from OPNCM, the investment banking division of NSC that was responsible for managing the Offering. This joint venture was dissolved in April 2012.

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

Under the terms of the Company’s License Agreement with LFB Group, the Company utilizes LFB Group for certain development and manufacturing services. The Company recognized approximately $1,258,000 in such expenses during the three and six months ended June 30, 2012, which has been included in other research and development expenses in the accompanying condensed consolidated financial statements.

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

We also actively evaluate complimentary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates.

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

Generally, anti-CD20 antibodies are believed to exert their B-cell depleting effects through three primary mechanisms: direct or programmed cell death (“DCD” or “PCD”), complement dependent cytotoxicity (“CDC”), and antibody dependent cell-mediated cytotoxicity (“ADCC”). Ublituximab has been specifically bio-engineered to enhance the ADCC effects, which enhances its ability to deplete B-cells and may improve its anti-cancer effects as compared to Rituxan®, the leading anti-CD20 monoclonal antibody, which had worldwide sales in 2011 of approximately $7 billion.

A two part dose escalating Phase I clinical trial was completed in France in which ublituximab was introduced in relapsed or refractory CLL patients. In Part 1 of the study, 21 CLL patients in escalating dosage cohorts received once weekly infusions of ublituximab over the course of 4 weeks, with an additional 12 patients in Part 2 of the study receiving weekly infusions of ublituximab at a higher flat dose for 8 weeks. According to the investigators, results of Part 2 indicate single agent ublituximab therapy was well tolerated with primary adverse events including infusion related reactions, neutropenia, transient elevations in liver enzymes, pyrexia and thrombocytopenia. Though the primary endpoint of this Phase I clinical study was to assess the safety and tolerability of ublituximab in CLL patients, robust B-cell depletion and an encouraging rate of partial responses may suggest preliminary evidence of efficacy. A portion of the data from Part 2 of this study was presented at the 53rd Annual American Society of Hematology Meeting in San Diego, CA. The Company intends to utilize the data generated from patients in the recently completed Phase I clinical trial to design and conduct future Phase I, II and III studies in the United States and internationally.

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

AST-915

The Company has a sponsored research arrangement for AST-915, an orally delivered treatment for essential tremor. Patient enrollment, treatment, and follow-up concluded for a Phase 1 dose escalation trial of AST-915 in early June 2012 and data analysis is currently ongoing, with final data estimated to be available in the third quarter of 2012. It is unlikely that the Company will continue the development of AST-915 thereafter, but a final determination will be reserved until development activities have concluded.

RECENT DEVELOPMENTS

TGTX-1101 (ublituximab)

In March 2012, the Company submitted to the U.S. Food and Drug Administration (“FDA”) an Investigational New Drug Application (“IND”) for TGTX-1101 (ublituximab). The Company received notification of acceptance of this IND in April of 2012, permitting the initiation of clinical trials for TGTX-1101 in oncology patients in the US. Pursuant to the acceptance of this IND, the Company intends to initiate a Phase I/II study with ublituximab in the third quarter of 2012.

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

Our results of operations include noncash compensation expense as a result of the grants of stock options and restricted stock. Compensation expense for awards of options and restricted stock granted to employees and directors represents the fair value of the award recorded over the respective vesting periods of the individual awards. The expense is included in the respective categories of expense in the consolidated statements of operations. We expect to continue to incur significant noncash compensation expenses.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2012 and June 30, 2011

Noncash Stock Expense Associated with In-licensing Agreement. Noncash stock expense associated with in-licensing agreement decreased by $297,000 to $0 for the three months ended June 30, 2012, as compared to $297,000 for the three months ended June 30, 2011. The expense in 2011 primarily related to a noncash expense of $297,000 recorded in conjunction with the stock issued to LFB Group for the license option to TGTX-1101.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants equaled $109,198 for the three months ended June 30, 2012. The noncash compensation expense was related to the period’s expense for restricted stock grants to research and development personnel. We expect noncash compensation expense (research and development) to increase modestly during the remainder of 2012.

Other Research and Development Expenses. Other research and development expenses totaled $1,536,896 for the three months ended June 30, 2012. These expenses are due primarily to an increase in research and development expenses related to TGTX-1101, and the Company’s preparations for a U.S. based Phase I/II study. We expect our other research and development costs to increase for the remainder of 2012 due to the commencement of our clinical development program for TGTX-1101.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants equaled $1,062,793 for the three months ended June 30, 2012. The noncash compensation expense was related to the period’s expense for restricted stock grants to general and administrative personnel. We expect noncash compensation expense (general and administrative) to decrease modestly during the remainder of 2012.

Other General and Administrative Expenses. Other general and administrative expenses totaled $396,043 for the three months ended June 30, 2012. This expense was primarily related to legal and personnel costs. We expect our other general and administrative expenses to remain at a comparable level during the remainder of 2012.

Other (Income) Expense. Other (income) expense totaled $(530,771) for the three months ended June 30, 2012. The other income was primarily due to a refund of New York State Franchise tax of approximately $272,000 and the change in the fair value of our notes payable, partially offset by interest expense on our short-term note payable.

Six months ended June 30, 2012 and June 30, 2011

Noncash Stock Expense Associated with In-licensing Agreement. Noncash stock expense associated with in-licensing agreement increased by $16,281,000 to $16,578,000 for the six months ended June 30, 2012, as compared to $297,000 for the six months ended June 30, 2011. The expense during the six months ended June 30, 2012 primarily related to a noncash expense of $16,578,000 recorded in conjunction with the stock issued to LFB Group for the license to TGTX-1101. The expense during the six months ended June 30, 2011 primarily related to a noncash expense of $297,000 recorded in conjunction with the stock issued to LFB Group for the license option to TGTX-1101.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants equaled $109,198 for the six months ended June 30, 2012. The noncash compensation expense was related to the period’s expense for restricted stock grants to research and development personnel. We expect noncash compensation expense (research and development) to increase during the remainder 2012.

Other Research and Development Expenses. Other research and development expenses totaled $1,700,249 for the six months ended June 30, 2012. These expenses are due primarily to an increase in research and development expenses related to TGTX-1101, and the Company’s preparations for a U.S. based Phase I/II study. We expect our other research and development costs to increase for the remainder of 2012 due to the commencement of our clinical development program for TGTX-1101.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants equaled $1,251,302 for the six months ended June 30, 2012. The noncash compensation expense was related to the period’s expense for restricted stock grants to general and administrative personnel. We expect noncash compensation expense (general and administrative) to decrease modestly during the remainder of 2012.

Other General and Administrative Expenses. Other general and administrative expenses totaled $851,535 for the six months ended June 30, 2012. This expense was primarily related to legal and personnel costs. We expect our other general and administrative expenses to remain at a comparable level during the remainder of 2012.

Other (Income) Expense. Other (income) expense totaled $(519,587) for the six months ended June 30, 2012. The other income was primarily due to a refund of New York State Franchise tax of approximately $272,000 and the change in the fair value of our notes payable, partially offset by interest expense on our short-term note payable.

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

As of June 30, 2012, we had $20,367,079 in cash and cash equivalents. We currently anticipate that our cash and cash equivalents as of June 30, 2012 are sufficient to fund our anticipated operating cash requirements for approximately 20-24 months from June 30, 2012. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Cash used in operating activities for the six months ended June 30, 2012 was $1,361,419, which primarily related to general and administrative and research and development expenses associated with TG commencing operations and development of TGTX-1101.

For the six months ended June 30, 2012, net cash provided by financing activities of $11,981,406 related primarily to net proceeds from the issuance of Company Preferred Stock, partially offset by the repayment of a short-term loan.

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

In 2012, we completed two additional closings of the 2011 Equity PIPE. These closings were held on January 31, 2012, and February 24, 2012. In these closings, the Company issued 695,428 shares of our Company Preferred Stock at a price per share of $20.00 for total gross proceeds, before placement commissions and expenses, of $13,908,560. Each share of Company Preferred Stock were convertible into 8.89 shares of Common Stock provided that such conversion rights were subject to sufficient available authorized shares of Common Stock. In connection with the reverse stock split effected by the Company on April 30, 2012, all shares of Company Preferred Stock issued in the 2011 Equity PIPE were converted to Common Stock. Investors also received warrants to purchase 1,545,396 shares of Common Stock. The warrants have an exercise price of $2.25 per share and are exercisable for five years. The shares of Company Preferred Stock and warrants sold in these closings were offered and sold to accredited investors, including members of management, without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act, and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. Accordingly, the securities issued in the offering have not been registered under the Securities Act, and until so registered, these securities may not be offered or sold in the United States absent registration or availability of an applicable exemption from registration. The placement agent received cash commissions equal to 10% of the gross proceeds of the offering, five-year warrants to purchase shares of the Company’s stock equal to 10% of shares sold in the offering, and a non-accountable expense allowance equal to two percent of the gross proceeds of the offering for their expenses.

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

Accruals for Clinical Research Organization and Clinical Site Costs. We make estimates of costs incurred in relation to external clinical research organizations (“CROs”), and clinical site costs. We analyze the progress of clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of the amount expensed and the related prepaid asset and accrued liability. Significant judgments and estimates must be made and used in determining the accrued balance and expense in any accounting period. We review and accrue CRO expenses and clinical trial study expenses based on work performed and rely upon estimates of those costs applicable to the stage of completion of a study.  Accrued CRO costs are subject to revisions as such trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. With respect to clinical site costs, the financial terms of these agreements are subject to negotiation and vary from contract to contract. Payments under these contracts may be uneven and depend on factors such as the achievement of certain events, the successful recruitment of patients, the completion of portions of the clinical trial or similar conditions. The objective of our policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical site costs are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

Accounting Related to Goodwill. As of June 30, 2012, there was approximately $630,000 of goodwill on our consolidated balance sheets. Goodwill is reviewed for impairment annually or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

In connection with the Exchange Transaction in December 2011, the Company performed a valuation of the assets and liabilities of Manhattan immediately prior to the transaction. The cumulative liability including accrued and unpaid interest of these notes was approximately $16,876,000 immediately prior to the Exchange Transaction, $16,883,000 at December 31, 2011, and $17,302,000 at June 30, 2012. As these notes payable are tied directly to net product cash flows derived from the preexisting products of the Company, this note and accrued interest was recorded at fair value as of the date of the Exchange Transaction. No payments have been made on these notes as of June 30, 2012. The fair value of the 5% Notes Payable was approximately $4,664,697 as of December 31, 2011 and $4,395,100 at June 30, 2012.

The valuation methods used to estimate the 5% Notes’ fair value was a discounted cash flow model, where the expected cash flows of AST-726 and AST-915 are discounted to the present using a yield that incorporates compensation for the probability of success in clinical development and marketing, among other factors. The discount rate used in this discounted cash flow model approximated 20% at December 31, 2011 and June 30, 2012. The assumptions, assessments and projections of future revenues are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of June 30, 2012, our portfolio of financial instruments consists of cash equivalents, including bank deposits. Due to the short-term nature of our investments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective. This conclusion was reached because a lack of segregation of duties exists, as all financial and accounting duties are performed by the Chief Financial Officer. The Company intends to address this deficiency by hiring additional accounting personnel to alleviate the segregation of duties issue.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not completed testing of any of our product candidates for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent that adverse events, if any, will be observed in patients who receive any of its product candidates. To date, clinical trials using ublituximab and our other product candidates have demonstrated a toxicity profile that was deemed acceptable by the investigators performing such studies. Such interpretation may not be shared by future investigators or by the FDA and in the case of ublituximab, even if deemed acceptable for oncology applications, like the completed clinical trial, it may not be acceptable for diseases outside the oncology setting, and likewise for any other product candidates we may develop. Additionally, the severity, duration and incidence of adverse events may increase in larger study populations. With respect to ublituximab, the toxicity when manufactured under different conditions is not known, nor is the toxicity of transgenically derived ublituximab, and it is possible that additional and/or different adverse events may appear upon the human use of those formulations and those adverse events may arise with greater frequency, intensity and duration than in the current formulation. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain marketing approval and generate revenues from its sale.

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

In most cases, our manufacturing partners are single source suppliers. It is expected that our manufacturing partners will be sole source suppliers from single site locations for the foreseeable future. Given this, any disruption of supply from these partners could have a material, long-term impact on our ability to supply products for clinical trials or commercial sale. Additionally, the proprietary transgenic technology that supports the manufacture of transgenically derived ublituximab is not easily transferrable, if at all, and it is expected that GTC will be the sole supplier of transgenically derived ublituximab at a single site for the foreseeable future. If the Company’s suppliers do not deliver sufficient quantities of ublituximab on a timely basis, or at all, and in accordance with applicable specifications, there could be a significant interruption of our supply of ublituximab, which would adversely affect clinical development and commercialization of the product. In addition, if the Company’s current or future supply of ublituximab should fail to meet specifications during its stability program there could be a significant interruption of our supply of drug, which would adversely affect the Company’s clinical development and commercialization of the product.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials, and will face an even greater risk if we sell our product candidates commercially. Although we are not aware of any historical or anticipated product liability claims against us, if we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to cease clinical trials of our drug candidates or limit commercialization of any approved products. An individual may bring a liability claim against the Company if one of our product candidates causes, or merely appears to have caused, an injury. If we cannot successfully defend our self against product liability claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates;
•	impairment to our business reputation;
•	withdrawal of clinical trial participants;
•	costs of related litigation;
•	distraction of management’s attention from our primary business;
•	substantial monetary awards to patients or other claimants;
•	the inability to commercialize our product candidates; and
•	loss of revenues.

We believe that we have obtained sufficient product liability insurance coverage for our clinical trials. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for any of our product candidates. However, we may be unable to obtain this product liability insurance on commercially reasonable terms and with insurance coverage that will be adequate to satisfy any liability that may arise. On occasion, large judgments have been awarded in class action or individual lawsuits relating to marketed pharmaceuticals. A successful product liability claim or series of claims brought against the Company could cause its stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

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

As of June 30, 2012, the Company has 5 full and part time employees. Over time, we will need to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue research and development activities, and commercialize our product candidates. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth, and various projects requires that we:

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

No assurance can be given that patents issued to third parties do not exist, have not been filed, or could not be filed or issued, which contain claims covering its products, technology or methods that may encompass all or a portion of our products and methods. Given the number of patents issued and patent applications filed in our technical areas or fields, we believe there is a risk that third parties may allege they have patent rights encompassing our products or methods.

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

As of June 30, 2012, we had net cash on hand of approximately $20,367,000. We believe that our cash on hand will sustain our operations for the next 20-24 months. As a result, we will need additional capital to continue our operations beyond that time. We will need to seek additional sources of financing in the future, which might not be available on favorable terms, if at all, to continue our operations. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned preclinical and clinical trials or obtain approval of any of our product candidates from the FDA or any foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of the Company’s equity securities, which would have a dilutive effect on your holdings of our capital stock.

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

The Company has never been profitable, and, as of June 30, 2012, we had an accumulated deficit of approximately $13,003,817. We have generated operating losses in all periods since the Company was incorporated. We expect to make substantial expenditures resulting in increasing operating costs in the future and our accumulated deficit may increase significantly as we expand development and clinical trial efforts for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Our directors, executive officers and principal stockholders beneficially own approximately 34% percent of our outstanding voting stock, including shares underlying outstanding options and warrants. Our directors, officers and principal stockholders, taken as a whole, have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues submitted to our stockholders.

Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit.

The trading price of our common stock is likely to be highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control. These factors include:

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

Our Common Stock is quoted on the OTC Bulletin Board under the symbol "TGTX." There is a limited trading market for our Common Stock which negatively impacts the liquidity of our Common Stock not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for the Common Stock, the ability of holders of our Common Stock to sell the Common Stock, or the prices at which holders may be able to sell the Common Stock.

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

Pursuant to the Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-Qs or 10-Ks) by the due date of such report (as extended by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. In the event an issuer is de-listed, such issuer would not be eligible to be re-listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. If the Company is late in its filings three (3) times in any twenty-four (24) month period and is de-listed from the OTCBB, the Common Stock would likely be listed for trading only on the “Pink Sheets,” which generally provide an even less liquid market than the OTCBB. In such event, investors may find it more difficult to trade the Common Stock or to obtain accurate, current information concerning market prices for the Common Stock.

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

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are filed with this report.

3.1	Amended and Restated Certificate of Incorporation of TG Therapeutics, Inc. dated April 26, 2012.

3.2	Restated Bylaws of TG Therapeutics, Inc. dated May 14, 2012 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2012 filed May 14, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2012.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2012.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2012.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: August 9, 2012	By:	/s/ Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

3.1	Amended and Restated Certificate of Incorporation of TG Therapeutics, Inc. dated April 26, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2012.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2012.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2012.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2012.

