Form 10-Q/A
period 2012-06-30
TG THERAPEUTICS, INC.
filed 2012-09-07
CIK 1001316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 000-30929

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

☐ Yes ☒ No

Explanatory Note: The sole purpose of this Amendment to TG Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 9, 2012 (the “Form 10-Q”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”) and to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-Q. This Amendment containing financial statements in XBRL format is filed within the period permitted under Rule 405 of Regulation S-T.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

Item 6. Exhibits

a)	Exhibits

Index to Exhibits

Exhibit Number	Description of Document

3.01*	Amended and Restated Certificate of Incorporation of TG Therapeutics, Inc. dated April 26, 2012.

3.02*	Restated Bylaws of TG Therapeutics, Inc. dated May 14, 2012 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2012 filed May 14, 2012).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2012.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2012.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2012.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2012.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* These exhibits were previously included or incorporated by reference in TG Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 9, 2012.

** Filed herewith.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

TG THERAPEUTICS, INC.

Date:	September 7, 2012

By:	/s/ Sean A. Power
Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer

4