Form 10-Q
period 2012-09-30
TG THERAPEUTICS, INC.
filed 2012-11-14
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 000-30929

___________________

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

Yes ☐ No ☒

There were 25,058,995 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 12, 2012.

TG THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

TABLE OF CONTENTS

		Page

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS		3

PART I	FINANCIAL INFORMATION	4

Item 1	Financial Statements:	4

	Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	4

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 and the Cumulative Period ended September 30, 2012 (unaudited)	5

	Condensed Consolidated Statement of Equity for the nine months ended September 30, 2012 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and the Cumulative Period ended September 30, 2012 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4	Controls and Procedures	28

PART II	OTHER INFORMATION	28

Item 1	Legal Proceedings	28

Item 1A	Risk Factors	28

Item 6	Exhibits	47

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.
(a Development Stage Company)
Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
Assets	(Unaudited)	(See Note 1)
Current assets:
Cash and cash equivalents	$17,373,866	$9,748,491
Prepaid research and development	1,719,828	—
Other current assets	64,652	87,176
Total current assets	19,158,346	9,835,667
Equipment, net	1,281	—
In-process research and development	5,441,839	5,441,839
Goodwill	629,752	629,752
Total assets	$25,231,218	$15,907,258

Liabilities and equity
Current liabilities:
Notes payable, current portion	$677,778	$877,778
Accounts payable - related party	1,799,424	—
Other accounts payable and accrued expenses	372,747	666,640
Interest payable, current portion	107,569	61,941
Total current liabilities	2,957,518	1,606,359
Notes payable, noncurrent portion, at fair value	4,380,400	4,664,697
Total liabilities	7,337,918	6,271,056
Commitments and contingencies

Equity:
TG Therapeutics, Inc. and subsidiaries:
Preferred stock, $0.001 par value per share (10,000,000 shares authorized, 0 and 413,388 issued and outstanding as of September 30, 2012 and December 31, 2011, respectively, aggregate liquidation value of $0 and $8,267,760 at September 30, 2012 and December 31, 2011, respectively)	—	413
Common stock, $0.001 par value per share (500,000,000 shares authorized, 20,058,995 and 5,061,399 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	20,059	5,061
Contingently issuable shares	6	6
Additional paid-in capital	24,817,526	10,472,115
Deficit accumulated in development stage	(15,466,056)	(853,074)
Total TG Therapeutics, Inc. and subsidiaries equity	9,371,535	9,624,521
Noncontrolling interest in subsidiary	8,521,765	11,681
Total equity	17,893,300	9,636,202
Total liabilities and equity	$25,231,218	$15,907,258

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
(a Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Cumulative period ending September 30,
	2012	2011	2012	2011	2012
Costs and expenses:

Research and development:
Noncash stock expense associated with in- licensing agreement	$—	$—	$16,578,000	$297,000	$16,875,000
Noncash compensation	127,091	—	236,289	—	236,289
Other research and development	1,433,711	15,940	3,133,960	15,940	3,164,243
Total research and development	1,560,802	15,940	19,948,249	312,940	20,275,532

General and administrative:
Noncash compensation	690,999	—	1,942,301	—	2,028,795
Other general and administrative	462,425	14,175	1,313,960	14,175	1,782,157
Total general and administrative	1,153,424	14,175	3,256,261	14,175	3,810,952

Total costs and expenses	2,714,226	30,115	23,204,510	327,115	24,086,484

Operating loss	(2,714,226)	(30,115)	(23,204,510)	(327,115)	(24,086,484)

Other (income) expense:
Interest income	(4,951)	—	(12,711)	—	(12,711)
Other income	—	—	(272,232)	—	(272,232)
Interest expense	228,585	—	676,843	—	683,940
Change in fair value of notes payable	(227,659)	—	(915,512)	—	(915,512)
Total other income	(4,025)	—	(523,612)	—	(516,515)

Consolidated net loss	(2,710,201)	(30,115)	(22,680,898)	(327,115)	(23,569,969)
Net loss attributable to noncontrolling interest	(247,962)	(1,510)	(8,067,916)	(16,405)	(8,103,913)
Net loss attributable to TG Therapeutics, Inc. and subsidiaries	$(2,462,239)	$(28,605)	$(14,612,982)	$(310,710)	$(15,466,056)

Basic and diluted net loss per common share	$(0.16)	$(0.01)	$(1.34)	$(0.21)

Weighted average shares used in computing basic and diluted net loss per common share	15,810,299	2,632,000	10,901,070	1,494,359

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
(a Development Stage Company)
Condensed Consolidated Statement of Equity
for the nine months ended September 30, 2012 (Unaudited)

	Preferred stock		Common stock		Contingently issuable	Additional paid-in	Deficit Accumulated in the development	Total TG Therapeutics, Inc. and subsidiaries	Noncontrolling interest in
	Shares	Amount	Shares	Amount	shares	capital	stage	equity	subsidiary	Total

Balance at January 1, 2012	413,388	$413	5,061,399	$5,061	$6	$10,472,115	$(853,074)	$9,624,521	$11,681	$9,636,202
Changes during the period:
Compensation in respect of restricted preferred stock granted to employees						188,509		188,509		188,509
Preferred stock issued at $20.00 per share, net of expenses	695,428	696				12,180,710		12,181,406		12,181,406
Shares issued in subsidiary to noncontrolling interest in connection with in-licensing agreement								—	16,578,000	16,578,000
Conversion of preferred stock to common stock in conjunction with reverse stock split	(1,108,816)	(1,109)	9,857,596	9,858		(8,749)		—		—
Issuance of restricted stock			5,140,000	5,140		(5,140)		—		—
Compensation in respect of restricted common stock granted to employees, directors and consultants						1,990,081		1,990,081		1,990,081
Net loss							(14,612,982)	(14,612,982)	(8,067,916)	(22,680,898)
Balance at September 30, 2012	—	$—	20,058,995	$20,059	$6	$24,817,526	$(15,466,056)	$9,371,535	$8,521,765	$17,893,300

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
(a Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,		Cumulative period ended September 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:

Consolidated net loss	$(22,680,898)	$(327,115)	$(23,569,969)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Stock compensation expense	2,178,590	—	2,265,084
Stock issued in connection with in-licensing agreement	16,578,000	297,000	16,875,000
Depreciation	118	—	118
Change in fair value and accrued interest of notes payable	(284,297)	—	(284,297)
Changes in assets and liabilities, net of effects of acquisition:
Increase in prepaid and other current assets	(1,697,304)	—	(1,693,711)
Increase in accounts payable related party, other accounts payable and accrued expenses	1,505,531	—	1,913,841
Increase in interest payable	45,628	—	52,725
Net cash used in operating activities	(4,354,632)	(30,115)	(4,441,209)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment	(1,399)		(1,399)
Cash acquired in connection with acquisition	—	—	10,386
Net cash (used in) provided by investing activities	(1,399)	—	8,987

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments of short-term loans	(200,000)	—	(200,000)
Proceeds from sale of common stock, net	—	30,115	9,824,682
Proceeds from sale of preferred stock, net	12,257,309	—	12,257,309
Offering costs paid	(75,903)	—	(75,903)
Net cash provided by financing activities	11,981,406	30,115	21,806,088

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,625,375	—	17,373,866

Cash and cash equivalents at beginning of period	9,748,491	—	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,373,866	$—	$17,373,866

NONCASH TRANSACTIONS:
Conversion of notes payable to preferred stock	$—	—	$55,271
Accrued financing costs	$—	—	$116,626

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are a biopharmaceutical company focused on the acquisition, development and commercialization of innovative and medically important pharmaceutical products for the treatment of cancer and other underserved therapeutic needs. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest, funding their research and development and eventually either out-licensing or bringing the technologies to market. Currently, the Company is developing two advanced therapies targeting hematological malignancies. TG-1101 (ublituximab), is a novel, third generation monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes. We are also developing TGR-1202, a highly specific, orally available PI3K delta inhibitor. We also hold the development rights to AST-726, a nasally delivered product for the treatment of Vitamin B12 deficiency, and AST-915, an orally delivered treatment for essential tremor.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

On December 29, 2011, the Company entered into and consummated an exchange transaction agreement (the “Exchange Transaction”) with Opus Point Partners, LLC (“Opus”) and TG Biologics, Inc. (formerly known as TG Therapeutics, Inc.) (“TG Bio”). The stockholders of TG Bio received the majority of the voting shares of the Company; therefore, the merger was accounted for as a reverse acquisition whereby TG Bio was the accounting acquirer (legal acquiree) and the Company was the accounting acquiree (legal acquirer) under the acquisition method of accounting. TG Bio was incorporated in Delaware in November 2010, but did not commence operations until April 2011.

On April 30, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation to change its name from Manhattan Pharmaceuticals, Inc. (“Manhattan”) to TG Therapeutics, Inc. In conjunction with this change, the subsidiary formerly named TG Therapeutics, Inc. filed a Certificate of Amendment changing its name to TG Biologics, Inc.

Liquidity and Capital Resources

We have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of September 30, 2012, we have an accumulated deficit of $15,466,056, including non-cash licensing and non-cash compensations expenses of approximately $19,140,000, prior to the allocation of noncontrolling interest.

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

Research and Development Costs

Generally, research and development costs are expensed as incurred. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. We make estimates of costs incurred in relation to external clinical research organizations, or CROs, and clinical site costs. We analyze the progress of clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of the amount expensed and the related prepaid asset and accrued liability. Significant judgments and estimates must be made and used in determining the accrued balance and expense in any accounting period. We review and accrue CRO expenses and clinical trial study expenses based on work performed and rely upon estimates of those costs applicable to the stage of completion of a study. Accrued CRO costs are subject to revisions as such trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. With respect to clinical site costs, the financial terms of these agreements are subject to negotiation and vary from contract to contract. Payments under these contracts may be uneven, and depend on factors such as the achievement of certain events, the successful recruitment of patients, the completion of portions of the clinical trial or similar conditions. The objective of our policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical site costs are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

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

We, and our subsidiaries, file income tax returns in the U.S. Federal jurisdiction and in various states. We have net operating loss carryforwards that are subject to examination for a number of years beyond the year in which they were generated. Since a portion of these net operating loss carryforwards may be utilized in the future, many of these net operating loss carryforwards will remain subject to examination.

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

Basic and Diluted Net (Loss) Income Per Share of Common Stock

Basic net income (loss) per share of Common Stock is calculated by dividing net income (loss) applicable to Common Stock by the weighted-average number of shares of Common Stock outstanding for the period. Diluted net loss per share of Common Stock is the same as basic net income (loss) per share of Common Stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because the Company incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented. The amounts of potentially dilutive securities excluded from the calculation were 7,484,689 at September 30, 2012. During the three and nine months ended September 30, 2012, the Company incurred a net loss; therefore, all of the dilutive securities are excluded from the computation of diluted earnings per share.

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

As of December 31, 2011 and September 30, 2012, the fair values of cash and cash equivalents, and notes and interest payable, current portion approximate their carrying value.

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

In connection with the Exchange Transaction in December 2011, the Company performed a valuation of the assets and liabilities of Manhattan immediately prior to the transaction. The cumulative liability including accrued and unpaid interest of these notes was approximately $16,876,000 immediately prior to the Exchange Transaction, $16,883,000 at December 31, 2011, and $17,515,000 at September 30, 2012. As these notes payable are tied directly to net product cash flows derived from the preexisting products of the Company, this note and accrued interest was recorded at fair value of $4,664,697 as of the date of the Exchange Transaction. No payments have been made on these notes as of September 30, 2012.

We elected the fair value option for valuing the 5% Notes upon the completion of the reverse merger with TG Bio, as discussed above. The Company elected the fair value option in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

The valuation methods used to estimate the 5% Notes’ fair value was a discounted cash flow model, where the expected cash flows of AST-726 and AST-915 are discounted to the present using a yield that incorporates compensation for the probability of success in clinical development and marketing, among other factors. The discount rate used in this discounted cash flow model approximated 20% at December 31, 2011 and September 30, 2012. The assumptions, assessments and projections of future revenues are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our consolidated financial statements.

The following table provides the fair value measurements of applicable financial liabilities as of December 31, 2011 and September 30, 2012:

	Financial liabilities at fair value as of December 31, 2011
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$4,664,697	$4,664,697
Totals	$—	$—	$4,664,697	$4,664,697

	Financial liabilities at fair value as of September 30, 2012
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$4,380,400	$4,380,400
Totals	$—	$—	$4,380,400	$4,380,400

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

The following table summarizes the changes in Level 3 instruments during the nine months ended September 30, 2012:

Fair value at December 31, 2011	$4,664,697
Interest accrued on face value of 5% Notes	631,215
Change in fair value of Level 3 liabilities	(915,512)
Fair value at September 30, 2012	$4,380,400

The change in the fair value of the Level 3 liabilities is reported in other (income) expense in the accompanying condensed consolidated statements of operations.

NOTE 3 - ACQUISITION

On December 29, 2011, the Company completed a reverse acquisition of privately held TG Bio, a Delaware Corporation. The acquisition was effected pursuant to an Exchange Transaction Agreement (the “Agreement”) dated December 29, 2011 by and among the Company, TG Bio and Opus, the largest shareholder of TG Bio. In accordance with the terms of the Agreement, 95% of the holders of common stock of TG Bio (one (1) minority shareholder of TG Bio holding in aggregate 132,000 shares of common stock of TG Bio did not participate) surrendered their TG Bio common stock. The Agreement caused the Company to issue to TG Bio’s shareholders 281,250 shares of Company Preferred Stock. Each share of Company Preferred Stock was convertible into 8.89 shares of the Common Stock provided that such conversion rights were subject to sufficient available authorized shares of Common Stock. In connection with the reverse stock split effected by the Company on April 30, 2012 (as discussed above), all shares of preferred stock issued in connection with the Agreement were converted to Common Stock. The Company Preferred Stock issued in connection with the Agreement provided the former TG Bio shareholders with direct and/or indirect ownership of approximately 95% of the Company’s outstanding Company Common Stock immediately following the consummation of the transaction.

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

The following supplemental pro forma information presents the financial results as if the transaction had occurred on January 1, 2011 for the three and nine months ended September 30, 2011. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2011, nor are they indicative of future results.

	Three months ended September 30, 2011	Nine months ended September 30, 2011
Revenue	$—	$—
Net loss	$(581,854)	$(29,010)
Basic and diluted loss per common share	$(0.22)	$(0.01)

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

In 2012, we completed two additional closings of the 2011 Equity PIPE. These closings were held on January 31, 2012, and February 24, 2012. In these closings, the Company issued 695,428 shares of our Company Preferred Stock at a price per share of $20.00 for total gross proceeds, before placement commissions and expenses, of $13,908,560. Each share of Company Preferred Stock was convertible into 8.89 shares of Common Stock; provided that such conversion rights were subject to sufficient available authorized shares of Common Stock. In connection with the reverse stock split effected by the Company on April 30, 2012, all shares of preferred stock issued in the 2011 Equity PIPE were converted to Common Stock. Investors also received warrants to purchase 1,545,396 shares of Common Stock. The warrants have an exercise price of $2.25 per share and are exercisable for five years. The shares of Company Preferred Stock and warrants sold in these closings were offered and sold to accredited investors, including members of management, without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act, and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. Accordingly, the securities issued in the offering have not been registered under the Securities Act, and until so registered, these securities may not be offered or sold in the United States absent registration or availability of an applicable exemption from registration. The placement agent received cash commissions equal to 10% of the gross proceeds of the offering, five-year warrants to purchase shares of the Company’s stock equal to 10% of shares sold in the offering, and a non-accountable expense allowance equal to two percent of the gross proceeds of the offering for their expenses.

Equity Incentive Plans

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (“2012 Incentive Plan”) was adopted in May 2012. Under the 2012 Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to directors, consultants, employees and officers. The 2012 Incentive Plan authorizes grants to purchase up to 6,000,000 shares of authorized but unissued common stock. As of September 30, 2012, up to an additional 2,814,000 shares may be issued under the 2012 Incentive Plan.

A summary of the status of the Company’s stock options as of September 30, 2012 and changes during the period then ended is presented below:

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2012:

	Number of shares	Weighted- average exercise price	Weighted- average Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2011	3,379	$1,315.62	6.39
Granted	46,000	4.40
Exercised	—	—
Forfeited	(2,475)	720.45
Expired	—	—
Outstanding at September 30, 2012	46,904	$61.08	9.69	$—

Vested and expected to vest at September 30, 2012	904	$2,945.09	1.99	$—
Exercisable at September 30, 2012	898	$2,963.46	1.95	$—

As of September 30, 2012, there was less than $1,000 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over approximately six months. This amount does not include, as of September 30, 2012, 46,000 non-employee options outstanding which are milestone-based and vest upon certain corporate milestones. Stock-based compensation will be measured and recorded if and when a milestone occurs.

Restricted Stock - Preferred

Certain employees had been awarded restricted Company Preferred Stock. The restricted preferred stock vesting consisted of milestone and time-based vesting. The following table summarizes restricted preferred share activity for the nine months ended September 30, 2012:

	Number of Shares Restricted Series A Preferred Stock(1)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2011	129,375	$20.00
Granted	—	—
Vested	—	—
Forfeited
Conversion to restricted common stock	(129,375)	20.00
Outstanding at September 30, 2012	—	$—	$—

(1) The restricted Company Preferred Stock listed in the table above was granted in connection with the Exchange Transaction to certain executives as discussed above. Each share of Company Preferred Stock was convertible into 8.89 shares of the Company’s Common Stock. In conjunction with the reverse split effected on April 30, 2012 (as discussed in Note 1), all outstanding restricted Preferred Stock automatically converted to 1,150,000 shares of restricted Common Stock as of that date.

Restricted Stock - Common

Certain employees, directors and consultants have been awarded restricted Company Common Stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted share activity for the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2011	—	$—
Converted preferred stock	1,150,000	2.25
Granted	5,140,000	4.95
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2012	6,290,000	$4.46	$14,152,500

Total expense associated with restricted stock grants (both common and preferred) was $818,090 and $2,178,590 during the three and nine months ended September 30, 2012, respectively. As of September 30, 2012, there was approximately $8,635,000 of total unrecognized compensation cost related to non-vested time based restricted stock, which is expected to be recognized over a weighted-average period of 3.0 years. This amount does not include, as of September 30, 2012, 1,505,000 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones; and 2,505,000 shares of restricted stock outstanding issued to non-employees (see Note 7 for additional information). Milestone based non-cash compensation expense will be measured and recorded if and when a milestone occurs.

Warrants

The following table summarizes warrant activity for the nine months ended September 30, 2012:

	Warrants	Weighted- average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2011	2,118,768	$4.62
Issued	2,163,555	2.31
Exercised	—	—
Expired	(1,503)	2,739.75
Outstanding at September 30, 2012	4,280,820	$2.49	$—

During the nine months ended September 30, 2012, as part of the 2011 Equity PIPE, we issued warrants to purchase up to 1,545,396 shares of our Company Common Stock to investors in the 2011 Equity PIPE, none of which have been exercised as of September 30, 2012. The warrants have an exercise price of $2.25 per warrant share. In addition, we issued to the placement agent in the transaction warrants to purchase up to 618,159 shares of our Company Common Stock at an exercise price of $2.48 per warrant share, none of which have been exercised as of September 30, 2012.

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

The following table summarizes stock-based compensation expense information about stock options and restricted stock for the three and nine months ended September 30, 2012:

	Three months ended September 30, 2012	Nine months ended September 30, 2012
Stock-based compensation expense associated with restricted stock	$818,090	$2,178,590
Stock-based compensation expense associated with option grants	—	—
	$818,090	$2,178,590

NOTE 5 – NOTES PAYABLE

The following is a summary of notes payable:

	September 30, 2012			December 31, 2011
	Current portion, net	Non- Current portion, net	Total	Current portion, net	Non- Current portion, net	Total
Non-interest Bearing Note Payable, Net	$—	$—	$—	$200,000	$—	$200,000
Convertible 5% Notes Payable	—	4,380,400	4,380,400	—	4,664,697	4,664,697
ICON Convertible Note	677,778	—	677,778	677,778	—	677,778
Total	$677,778	$4,380,400	$5,058,178	$877,778	$4,664,697	$5,542,475

We assumed the preceding notes payable as the result of the Exchange Transaction. Accordingly, a valuation was performed and these notes were recorded at their fair value on the date of the transaction.

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

In connection with the Exchange Transaction in December 2011, the Company performed a valuation of the assets and liabilities of Manhattan immediately prior to the transaction. The cumulative liability including accrued and unpaid interest of these notes was approximately $16,876,000 immediately prior to the Exchange Transaction, $16,883,000 at December 31, 2011, and $17,515,000 at September 30, 2012. As these notes payable are tied directly to net product cash flows derived from the preexisting products of the Company, this note and accrued interest was recorded at fair value as of the date of the Exchange Transaction. No payments have been made on these notes as of September 30, 2012. See Note 2 for further details.

ICON Convertible Note Payable

In connection with the merger with Ariston as discussed above, Ariston satisfied an account payable of $1,275,188 to ICON Clinical Research Limited (“ICON”) through the payment of $275,188 in cash and the issuance of a three-year 5% note payable (the “ICON Note”).  The principal was to be repaid in 36 monthly installments of $27,778 commencing in April 2010.  Interest was payable monthly in arrears.   On March 1, 2011, Ariston entered into an amended and restated convertible promissory note (the “Amended ICON Note”) with ICON. The principal terms of the Amended ICON Note are that monthly payments of principal and interest were waived for the thirteen month period ended December 31, 2011 (the “Waiver Period”) in exchange for a single payment of $100,000 on March 31, 2011, an increase in the interest on the Amended ICON Note from 5% to 8% per annum during the Waiver Period and a balloon payment on January 31, 2012. The Amended ICON Note is convertible at the option of the holder into the Company’s Common Stock at the conversion price of $562.50 per share. During the three and nine months ended September 30, 2012, the Company recorded $15,625 and $45,628, respectively, of interest expense on the Amended ICON Note. At September 30, 2012, the principal amount of the Amended ICON Note was $677,778, of which the entire balance has been classified as current, and interest payable on the Amended ICON Note was $107,569, and is reflected as notes payable, current portion, net, and interest payable, current portion, net, respectively, in the accompanying balance sheet as of September 30, 2012. This note is currently in default as the Company did not make the balloon payment due on January 31, 2012, or any subsequent payments. The Company is currently attempting to negotiate a settlement or alternative arrangement in satisfaction of this note.

NOTE 6 – LICENSE AGREEMENTS AND COLLABORATIONS

TG-1101

In April 2011, TG Bio acquired from LFB Biotechnologies, a fully owned subsidiary of France based LFB S.A., an option (the “License Option”) for exclusive worldwide rights (except France/Belgium) to develop and market ublituximab (“TG-1101”), a monoclonal antibody that targets a specific epitope on the B-lymphocyte CD20 antigen. In exchange for the License Option, TG Bio issued 132,000 shares of its common stock to LFB.

On January 30, 2012, TG Bio exercised the License Option and entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of ublituximab (the “License Agreement”). Under the License Agreement, we have acquired the exclusive worldwide rights (exclusive of France/Belgium) for the development and commercialization of TG-1101 (ublituximab). To date, we have made no payments to LFB Group and LFB Group is eligible to receive payments of up to an aggregate of approximately $31.0 million upon our successful achievement of certain clinical development, regulatory and sales milestones, in addition to royalty payments on net sales of ublituximab. The license will terminate on a country by country basis upon the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated.

In connection with the License Agreement, our subsidiary TG Bio issued 7,368,000 shares of its common stock to LFB, and the Company agreed to contribute $15 million, less applicable fees and expenses associated with the financing, to TG Bio to fund the development of ublituximab under the License Agreement in exchange for 7,500,000 shares of TG Bio common stock. The Company recognized approximately $16,578,000 of noncash research and development expense during the nine months ended September 30, 2012 in connection with the issuance of these shares. In addition, in connection with the issuance of 7,368,000 shares of TG Bio common stock, the Company and TG Bio provided LFB Group the option to, in its sole discretion, elect to convert all, and not less than all, of the shares of TG Bio common stock into 7,500,000 shares of the Company’s Common Stock. This option may be exercised by LFB Group at any time before May 31, 2013.

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

TGR-1202

On August 15, 2012, the Company and Rhizen Pharmaceuticals S A (“Rhizen”) entered into an exclusive global agreement to collaborate on the development and commercialization of Rhizen’s lead product candidate (the “Collaboration Agreement”), a novel P13K delta inhibitor, (“ TGR-1202”) (previously referred to as RP5264). The companies will jointly develop the product on a worldwide basis, excluding India, initially focusing on indications in the area of hematologic malignancies and autoimmune disease. Beyond TGR-1202, Rhizen would contribute backup molecules providing multiple opportunities for TG to develop differentiated therapies against hematologic cancers and autoimmune diseases.

The Company will make up-front licensing payments and milestones based on early clinical development, and will be responsible for the costs of clinical development of the product through Phase II, after which the Company and Rhizen will be jointly responsible for all development costs of the product. The Company and Rhizen will each maintain an exclusive option, exercisable at specific times during development, for the Company to license the rights to TGR-1202, in which case Rhizen would be eligible to receive upfront, development, and commercialization milestone payments in addition to milestone payments and royalties tied to net sales of the product, the aggregate of which could exceed $250 million. Rhizen shall maintain rights to manufacture and supply the product to the Company, and the Company will be responsible for all clinical and regulatory development for TGR-1202 globally.

In connection with the Collaboration Agreement, the Company recognized upfront milestone payments of $1,000,000 during the three and nine months ended September 30, 2012, which has been included in other research and development expenses in the accompanying condensed consolidated financial statements.

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

Under the terms of the Company’s License Agreement with LFB Group, the Company utilizes LFB Group for certain development and manufacturing services. The Company recognized approximately $133,000 and $1,410,000 in such expenses during the three and nine months ended September 30, 2012, respectively, which have been included in other research and development expenses in the accompanying condensed consolidated financial statements. In conjunction with the development and manufacturing services discussed above, certain agreements between the Company and LFB Group require payments in advance of services performed or goods delivered. Accordingly, for the period ended September 30, 2012, the Company recorded $1,719,828 in prepaid research and development for such advance payments.

In connection with the Collaboration Agreement with Rhizen, the Company issued Opus 2,000,000 shares of Company common stock subject to certain vesting provisions based on the progress of the joint venture and future success of the products governed by the Collaboration Agreement. The issuance of the Company Common Stock was exempt from registration under the Securities Act of 1933 pursuant to Regulation D and Rule 506 promulgated thereunder. Accordingly, the securities issued in the offering have not been registered under the Securities Act, and until so registered, these securities may not be offered or sold in the United States absent registration or availability of an applicable exemption from registration. The Company recognized approximately $33,000 of noncash compensation (research and development) expense during the three and nine months ended September 30, 2012 in connection with the issuance of these shares.

NOTE 8 – SUBSEQUENT EVENTS

On November 9, 2012, the Company entered into a Securities Exchange Agreement (the “Agreement”) by and between the Company and LFB Group. Pursuant to the terms of the Agreement, LFB Group agreed to exchange its 7,500,000 shares of the common stock of TG Bio, for 5,000,000 shares of Company Common Stock and a warrant (the “Warrant”) to purchase an aggregate of 2,500,000 shares of Company Common Stock at a purchase price of US $0.001 per share. Further, upon the occurrence of certain financing conditions, the Agreement requires LFB Group to purchase at least $750,000 in additional shares of Company Common Stock at a purchase price per share equal to the then current Market Price (as defined therein). In connection with the Agreement, the Board of Directors (the “Board”) of the Company appointed Yann Echelard to the Board. Dr. Echelard will serve as a director until his term expires at the 2013 annual meeting of stockholders, at which time he will stand for reelection by the Company’s stockholders. The Company has not yet appointed Mr. Echelard to any Board committees.

In November 2012, the Company entered into a licensing agreement with Ildong Pharmaceutical Co. Ltd. (“Ildong”), under which Ildong obtained the exclusive rights for the development and commercialization of TG-1101 in South Korea and Southeast Asia. Under the terms of the agreement, the Company will receive an upfront payment of $2 million in addition to sales based milestone and royalty payments in exchange for exclusive rights to develop and commercialize TG-1101 for all therapeutic indications in the territory. The Company will retain all rights for the manufacture and supply of TG-1101 within the territory during clinical development and commercialization.

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

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of innovative and medically important pharmaceutical products for the treatment of cancer and other underserved therapeutic needs. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest, funding their research and development and eventually either out-licensing or bringing the technologies to market. Currently, the company is developing two advanced therapies targeting hematological malignancies. TG-1101 (ublituximab), is a novel, third generation monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes. We are also developing TGR-1202, a highly specific, orally available PI3K delta inhibitor.

Our portfolio of product candidates is summarized below:

•	TG-1101 (ublituximab), an anti-CD20 monoclonal antibody for oncology and B-cell related disorders
•	TGR-1202, highly specific PI3K delta inhibitor for hematologic malignancies and autoimmune disease
•	AST-726, a nasally delivered form of hydroxocobalamin for the treatment of vitamin B12 deficiency

We also actively evaluate complimentary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates.

TG-1101 (ublituximab)

Overview

Developed for the treatment of B-cell proliferative disorders, including Non-Hodgkin’s Lymphoma (“NHL”) and Chronic Lymphocytic Leukemia (“CLL”), anti-CD20 antibodies target and aid in the depletion of B- lymphocytes. Anti-CD20 antibodies have also been shown to be effective in treating select autoimmune diseases such as Rheumatoid Arthritis (“RA”) and Systemic Lupus Erythematosus (“SLE”), along with the neurological disorder Multiple Sclerosis (“MS”).

TG-1101 (“LFB-R603” or “R603”) is a chimeric murine/human monoclonal antibody with the generic name “ublituximab” that targets the CD20 antigen found on the surface of B-lymphocytes and has been developed to aid in the depletion of circulating B-cells. We hold exclusive worldwide rights (excepting France/Belgium) to develop and commercialize ublituximab for all indications, including the treatment of cancer and autoimmune diseases such as Non-Hodgkin’s Lymphoma (“NHL”) and Chronic Lymphocytic Leukemia (“CLL”).

Multiple preclinical studies both in vitro and in vivo produced data that support the activity and potency of ublituximab as an efficient and selective B-cell targeting anti-CD20 antibody with the ability to effectively deplete B lymphocytes in both malignant laboratory cell models, as well as NHL and CLL patient donor cell lines.

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

TGR-1202

Overview

The phosphoinositide-3-kinases (“PI3Ks”) are a family of enzymes involved in various cellular functions, including cell proliferation and survival, cell differentiation, intracellular trafficking, and immunity. There are four isoforms of PI3K (alpha, beta, delta, and gamma), of which the delta isoform is strongly expressed in cells of hematopoietic origin, and often implicated in B-cell related lymphomas.

TGR-1202 is a highly specific and orally available PI3K delta inhibitor with nanomolar potency to the delta isoform and several fold selectivity over the alpha, beta, and gamma isoforms. TGR-1202 has demonstrated promising activity in numerous pre-clinical models and primary cells from patients with hematologic malignancies. Inhibition of PI3K delta signaling in pre-clinical evaluations of TGR-1202 has demonstrated:

•	Potent inhibition of lipopolysaccharide (LPS) induced human B-cell proliferation;
•	Direct inhibition of PI3K delta dependent CD63, a gene associated with tumor progression;
•	Inhibition of steroid (dexamethasone) resistant Multiple Myeloma cell lines; and
•	Significant reduction of AKT phosphorylation in several B-cell leukemic cell-lines.

Upon administration in various animal species, TGR-1202 has exhibited high oral bioavailability and low clearance as well as favorable pharmacokinetic properties.

The Company and Rhizen will jointly develop the product on a worldwide basis, excluding India, initially focusing on indications in the area of hematologic malignancies and autoimmune disease. Rhizen shall maintain rights to manufacture and supply the product to TG Therapeutics, while TG Therapeutics will be responsible for all clinical and regulatory development for TGR-1202 globally.

The Company is planning to submit an Investigational New Drug (“IND”) application for TGR-1202 by YE 2012, with a first in-human Phase I clinical trial to begin in Q1 2013.

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

AST-915

The Company has a sponsored research arrangement for AST-915, an orally delivered treatment for essential tremor. Patient enrollment, treatment, and follow-up concluded for a Phase 1 dose escalation trial of AST-915 in early June 2012. Upon analysis of the data from this study, it was determined that the Phase 1 dose escalation trial of AST-915 did not meet its primary efficacy endpoint of reduction in dominant hand tremor at a timepoint of 80 minutes following administration. Given the results from this Phase 1 study, the Company is currently evaluating the direction and scope of future development activities, if any, for AST-915.

RECENT DEVELOPMENTS

TG-1101 (ublituximab)

In March 2012, the Company submitted to the U.S. Food and Drug Administration (“FDA”) an Investigational New Drug Application (“IND”) for TG-1101 (ublituximab). The Company received notification of acceptance of this IND in April of 2012, permitting the initiation of clinical trials for TG-1101 in oncology patients in the US.

In September 2012, the Company announced that it had initiated a Phase I/II trial to evaluate the safety, tolerability and efficacy of TG-1101 (ublituximab), for patients with relapsed or refractory B-cell non-Hodgkin's lymphoma (“NHL”) who were previously treated with rituximab (Rituxan®). This is the Company's first clinical trial conducted in North America and the first trial of ublituximab in patients with NHL.

The trial, entitled "An Open Label Phase I/II Trial of the Efficacy and Safety of Ublituximab in Patients with B-cell Non-Hodgkin Lymphoma who have Relapsed or are Refractory After CD20 Directed Antibody Therapy," will enroll up to 36 patients in the Phase I dose escalation component. Once the optimal dose is determined, up to 77 patients total will be enrolled for the Phase II component and stratified by subtype of B-cell Lymphoma, including Follicular Lymphoma, Diffuse Large B-cell Lymphoma, Marginal Zone Lymphoma and other NHL subtypes. All enrolled patients will be relapsed or refractory to Rituxan® or a Rituxan® containing regimen, and in most cases multiple other lines of therapy.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2012 and September 30, 2011

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants equaled $127,091 for the three months ended September 30, 2012. The noncash compensation expense was related to the period’s expense for restricted stock grants to research and development personnel. We expect noncash compensation expense (research and development) to remain at a comparable level for the remainder of 2012.

Other Research and Development Expenses. Other research and development expenses increased by $1,417,771 to $1,433,711 for the three months ended September 30, 2012, as compared to $15,940 for the three months ended September 30, 2011. The increase in research and development expenses is primarily due to a $1,000,000 upfront milestone payment paid to Rhizen in connection with the Collaboration Agreement for TGR-1202. In addition, research and development expenses related to TG-1101 have increased during the Company’s preparations for and initiation of a U.S. based Phase I/II study. We expect our other research and development costs to increase for the remainder of 2012 due to the commencement of our clinical development programs for TG-1101 and TGR-1202.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants equaled $690,999 for the three months ended September 30, 2012. The noncash compensation expense was related to the period’s expense for restricted stock grants to general and administrative personnel. We expect noncash compensation expense (general and administrative) to remain at a comparable level for the remainder of 2012.

Other General and Administrative Expenses. Other general and administrative expenses increased by $448,250 to $462,425 for the three months ended September 30, 2012, as compared to $14,175 for the three months ended September 30, 2011. The increase in other general and administrative was primarily related to legal and personnel costs. We expect our other general and administrative expenses to remain at a comparable level during the remainder of 2012.

Other Income. Other income totaled $4,025 for the three months ended September 30, 2012.

Nine months ended September 30, 2012 and September 30, 2011

Noncash Stock Expense Associated with In-licensing Agreement. Noncash stock expense associated with in-licensing agreement increased by $16,281,000 to $16,578,000 for the nine months ended September 30, 2012, as compared to $297,000 for the nine months ended September 30, 2011. The expense during the nine months ended September 30, 2012 primarily related to a noncash expense of $16,578,000 recorded in conjunction with the stock issued to LFB Group for the license to TG-1101. The expense during the nine months ended September 30, 2011 primarily related to a noncash expense of $297,000 recorded in conjunction with the stock issued to LFB Group for the license option to TG-1101.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants equaled $236,289 for the nine months ended September 30, 2012. The noncash compensation expense was related to the period’s expense for restricted stock grants to research and development personnel. We expect noncash compensation expense (research and development) to increase modestly during the remainder 2012.

Other Research and Development Expenses. Other research and development expenses increased by $3,118,020 to $3,133,960 for the nine months ended September 30, 2012, as compared to $15,940 for the nine months ended September 30, 2011. The increase in research and development expenses is primarily due to a $1,000,000 upfront milestone payment paid to Rhizen in connection with the Collaboration Agreement for TGR-1202. In addition, research and development expenses related to TG-1101 have increased during the Company’s preparations for and initiation of a U.S. based Phase I/II study. We expect our other research and development costs to increase during the remainder of 2012 and into 2013 due to the commencement of our clinical development programs for TG-1101 and TGR-1202.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants equaled $1,942,301 for the nine months ended September 30, 2012. The noncash compensation expense was related to the period’s expense for restricted stock grants to general and administrative personnel. We expect noncash compensation expense (general and administrative) to decrease modestly during the remainder of 2012.

Other General and Administrative Expenses. Other general and administrative expenses general and administrative expenses increased by $1,299,785 totaled to $1,313,960 for the nine months ended September 30, 2012, as compared to $14,175 for the nine months ended September 30, 2011. This expense was primarily related to legal and personnel costs. We expect our other general and administrative expenses to remain at a comparable level during the remainder of 2012.

Other Income. Other income totaled $523,612 for the nine months ended September 30, 2012. The other income was primarily due to a refund of New York State Franchise tax of approximately $272,000 and the change in the fair value of our notes payable, partially offset by interest expense on our short-term note payable.

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

As of September 30, 2012, we had $17,373,866 in cash and cash equivalents. We currently anticipate that our cash and cash equivalents as of September 30, 2012 are sufficient to fund our anticipated operating cash requirements for approximately 18-21 months from September 30, 2012. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Cash used in operating activities for the nine months ended September 30, 2012 was $4,354,632, which primarily related to general and administrative and research and development expenses associated with TG commencing operations, the development of TG-1101, and milestone payments associated with the Collaboration Agreement for TGR-1202.

For the nine months ended September 30, 2012, net cash provided by financing activities of $11,981,406 related primarily to net proceeds from the issuance of the Company Preferred Stock, partially offset by the repayment of a short-term loan.

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

In 2012, we completed two additional closings of the 2011 Equity PIPE. These closings were held on January 31, 2012, and February 24, 2012. In these closings, the Company issued 695,428 shares of our Company Preferred Stock at a price per share of $20.00 for total gross proceeds, before placement commissions and expenses, of $13,908,560. Each share of Company Preferred Stock was convertible into 8.89 shares of Common Stock; provided that such conversion rights were subject to sufficient available authorized shares of Common Stock. In connection with the reverse stock split effected by the Company on April 30, 2012, all shares of preferred stock issued in the 2011 Equity PIPE were converted to Common Stock. Investors also received warrants to purchase 1,545,396 shares of Common Stock. The warrants have an exercise price of $2.25 per share and are exercisable for five years. The shares of Company Preferred Stock and warrants sold in these closings were offered and sold to accredited investors, including members of management, without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act, and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. Accordingly, the securities issued in the offering have not been registered under the Securities Act, and until so registered, these securities may not be offered or sold in the United States absent registration or availability of an applicable exemption from registration. The placement agent received cash commissions equal to 10% of the gross proceeds of the offering, five-year warrants to purchase shares of the Company’s stock equal to 10% of shares sold in the offering, and a non-accountable expense allowance equal to two percent of the gross proceeds of the offering for their expenses.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and related disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the applicable period. Actual results may differ from these estimates under different assumptions or conditions.

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

Accounting Related to Goodwill. As of September 30, 2012, there was approximately $630,000 of goodwill on our consolidated balance sheet. Goodwill is reviewed for impairment annually or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

In connection with the Exchange Transaction in December 2011, the Company performed a valuation of the assets and liabilities of Manhattan immediately prior to the transaction. The cumulative liability including accrued and unpaid interest of these notes was approximately $16,876,000 immediately prior to the Exchange Transaction, $16,883,000 at December 31, 2011, and $17,515,000 at September 30, 2012. As these notes payable are tied directly to net product cash flows derived from the preexisting products of the Company, this note and accrued interest was recorded at fair value as of the date of the Exchange Transaction. No payments have been made on these notes as of September 30, 2012. The fair value of the 5% Notes Payable was approximately $4,664,697 as of December 31, 2011 and $4,380,400 at September 30, 2012.

The valuation methods used to estimate the 5% Notes’ fair value was a discounted cash flow model, where the expected cash flows of AST-726 and AST-915 are discounted to the present using a yield that incorporates compensation for the probability of success in clinical development and marketing, among other factors. The discount rate used in this discounted cash flow model approximated 20% at December 31, 2011 and September 30, 2012. The assumptions, assessments and projections of future revenues are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of September 30, 2012, our portfolio of financial instruments consists of cash equivalents, including bank deposits. Due to the short-term nature of our investments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective. This conclusion was reached because a lack of segregation of duties exists, as all financial and accounting duties are performed by the Chief Financial Officer. The Company intends to address this deficiency by hiring additional accounting personnel to alleviate the segregation of duties issue.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In order to submit an Investigational New Drug application (“IND”), Biologics License Application (“BLA”), or New Drug Application (“NDA”) to the FDA, it is necessary to submit all information on the clinical, non-clinical, chemistry, manufacturing, controls and quality aspects of the product candidate. We rely on our licensing partners and, in some cases, third parties, to provide this data. If we are unable to obtain this data, or the data is not sufficient to meet the regulatory requirements, we may experience significant delays in our development programs. Additionally, an IND must be active in each division in which we intend to conduct clinical trials. While we maintain an active IND for ublituximab enabling the conduct of studies in the FDA’s Division of Hematology and Oncology; there can be no assurance given that we will be successful in obtaining an active IND for ublituximab in any other division under whose supervision we may seek to develop ublituximab, or that they FDA will allow us to continue the development of ublituximab in those divisions where we maintain an active IND. We have not yet submitted an IND for TGR-1202, and there can be no assurance we will be successful in obtaining an IND for TGR-1202 which would delay and or limit the conduct of future clinical trials for TGR-1202.

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

TGR-1202 has not been studied in humans. We plan on conducting Phase I and II trials for TGR-1202, and based on the results of those trials may need to terminate or revise our clinical development plan for TGR-1202, which could delay the clinical development program for TGR-1202 and could have a material adverse effect on our business.

Any product candidates we may advance into clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates or any future product candidates are subject to extensive regulation by the FDA in the United States and by comparable health authorities worldwide or in foreign markets. In the United States, we are not permitted to market our product candidates until we receive approval of a BLA or NDA from the FDA. The process of obtaining BLA and NDA approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Approval policies or regulations may change and the FDA has substantial discretion in the pharmaceutical approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. In addition, the FDA may require post-approval clinical trials or studies which also may be costly. The FDA approval for a limited indication or approval with required warning language, such as a boxed warning, could significantly impact our ability to successfully market our product candidates. Finally, the FDA may require adoption of a Risk Evaluation and Mitigation Strategy (REMS) requiring prescriber training, post-market registries, or otherwise restricting the marketing and dissemination of these products. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. Assuming successful clinical development, we intend to seek product approvals in countries outside the United States. As a result, we would be subject to regulation by the European Medicines Agency (“EMA”), as well as the other regulatory agencies in many of these countries, and other regulatory agencies around the world.

Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. As in the United States, the regulatory approval process in Europe and in other countries is a lengthy and challenging process. The FDA, and any other regulatory body around the world can delay, limit or deny approval of a product candidate for many reasons, including:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for any indication;
•	the FDA may not accept clinical data from trials which are conducted by individual investigators or in countries where the standard of care is potentially different from the United States;
•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•	we may be unable to demonstrate that a product candidate's clinical and other benefits outweigh its safety risks;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA, NDA or other submission or to obtain regulatory approval in the United States or elsewhere;
•	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we or our collaborators contract for clinical and commercial supplies; or
•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Unacceptable adverse events caused by any of our product candidates that we take into clinical trials could cause either us or regulatory authorities to interrupt, delay, modify or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications. This, in turn, could prevent us from commercializing the affected product candidate and generating revenues from its sale.

We have not completed testing of any of our product candidates for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent that adverse events, if any, will be observed in patients who receive any of its product candidates. To date, clinical trials using ublituximab and our other product candidates have demonstrated a toxicity profile that was deemed acceptable by the investigators performing such studies. Such interpretation may not be shared by future investigators or by the FDA and in the case of ublituximab, even if deemed acceptable for oncology applications, like the completed clinical trial, it may not be acceptable for diseases outside the oncology setting, and likewise for any other product candidates we may develop. Additionally, the severity, duration and incidence of adverse events may increase in larger study populations. With respect to ublituximab, the toxicity when manufactured under different conditions is not known, nor is the toxicity of transgenically derived ublituximab, and it is possible that additional and/or different adverse events may appear upon the human use of those formulations and those adverse events may arise with greater frequency, intensity and duration than in the current formulation. With respect to TGR-1202, we are unfamiliar with the adverse event profile as it has not been dosed in humans. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain marketing approval and generate revenues from its sale.

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

Any one or a combination of these events could prevent us from obtaining or maintaining regulatory approval and achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the affected product, which in turn could delay or prevent us from generating any revenues from the sale of the affected product.

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

We plan to rely on preclinical and clinical trial data from third parties, if any, for the IND submissions for our product candidates. If receipt of that data is delayed for any reason, including reasons outside of our control, it will delay our plans for IND filings, and clinical trial plans. This, in turn, will delay our ability to make subsequent regulatory filings and ultimately, to commercialize our products if regulatory approval is obtained. If those third parties do not make this data available to us, we will likely, on our own, have to develop all the necessary preclinical and clinical data which will lead to additional delays and increase the costs of our development of our product candidates.

Before we can test any product candidate in human clinical trials the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as in-vitro and animal studies to assess the potential safety and activity of the pharmaceutical product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including good laboratory practices (GLP).

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

Even assuming an active IND for a product candidate, we do not know whether our planned clinical trials for any such product candidate will begin on time, or at all. The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

•	obtaining regulatory clearance to commence a clinical trial;
•	identifying, recruiting and training suitable clinical investigators;
•	reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time to time and may vary significantly among different CROs and trial sites;
•	obtaining sufficient quantities of a product candidate for use in clinical trials;
•	obtaining institutional review board (“IRB”) or ethics committee approval to conduct a clinical trial at a prospective site;
•	identifying, recruiting and enrolling patients to participate in a clinical trial;
•	retaining patients who have initiated a clinical trial but may withdraw due to adverse events from the therapy, insufficient efficacy, fatigue with the clinical trial process or personal issues; and
•	unexpected safety findings.

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

Once a clinical trial has begun, patient recruitment and enrollment may be slower than we anticipate. Clinical trials may also be delayed as a result of ambiguous or negative interim results. Further, a clinical trial may be suspended or terminated by us, an Institutional Review Board (“IRB”), an ethics committee or a Data Safety and Monitoring Committee overseeing the clinical trial, any of our clinical trial sites with respect to that site or the FDA or other regulatory authorities due to a number of factors, including:

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

As all of our product candidates are still under development; manufacturing and process improvements implemented in the production of those product candidates, may affect their ultimate activity or function.

Our product candidates are in the initial stages of development and are currently manufactured in small batches for use in pre-clinical and clinical studies. Process improvements implemented to date have, and process improvements in the future may change the activity of the product candidates, which may affect the safety and efficacy of the products. No assurance can be given that the material manufactured from any of the optimized processes will perform comparably to the product candidates as manufactured to date and used in currently available pre-clinical data and or in early clinical trials reported in this or any previous filing. Additionally, future clinical trial results will be subject to the same level of uncertainty if, following such trials, additional process improvements are made, including without limitation, the introduction of transgenically derived ublituximab.

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

The cancer indications for which we are developing our products have a number of established therapies with which we will compete. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing new cancer development programs for the treatment of NHL, CLL, and other B-cell proliferative malignancies, including both therapies with traditional, as well as novel, mechanisms of action.

If approved, we expect TG-1101 to compete directly with Roche Group’s Rituxan® (Rituximab), Spectrum Pharmaceutical’s Zevalin® (Y90-Ibritumomab Tiuxetan), GlaxoSmithKline’s Bexxar® (I131-Tositumomab), Dr. Reddy’s Laboratories’ Reditux®, and Genmab and GlaxoSmithKline’s Arzerra® (Ofatumomab) among others, each of which is currently approved for the treatment of various diseases including NHL and CLL. New developments, including the development of other pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace.

Although no PI3K delta inhibitors have been approved by the FDA, there are several PI3K delta targeted compounds in development including Gilead’s GS-1101 (formerly known as CAL-101), Infinity Pharmaceuticals IPI-145 and Amgen’s AMG-319, which if approved we would expect to compete directly with TGR-1202. In addition, there are numerous other novel therapies targeting similar pathways to TGR-1202 in development, which if approved would also compete with TGR-1202 in similar indications.

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

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted only after we submit a BLA or NDA to the FDA, if at all. We do not control the manufacturing process of our product candidates and are completely dependent on our contract manufacturing partners for compliance with the FDA’s requirements for manufacture of finished pharmaceutical products (good manufacturing practices, GMP). If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements of safety, purity and potency, we will not be able to secure and/or maintain FDA approval for our product candidates. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If our contract manufacturers cannot meet FDA standards, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates. No assurance can be given that a long-term, scalable manufacturer can be identified or that they can make clinical and commercial supplies of our product candidates at an appropriate scale and cost to make it commercially feasible. If they are unable to do so, it could have a material adverse impact on our business. If that is the case, we may need to rely exclusively on transgenically manufactured material, which may introduce additional risk and uncertainty the extent of which cannot be fully determined today.

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

In most cases, our manufacturing partners are single source suppliers. It is expected that our manufacturing partners will be sole source suppliers from single site locations for the foreseeable future. Given this, any disruption of supply from these partners could have a material, long-term impact on our ability to supply products for clinical trials or commercial sale. If the Company’s suppliers do not deliver sufficient quantities of our product candidates on a timely basis, or at all, and in accordance with applicable specifications, there could be a significant interruption of our supply, which would adversely affect clinical development and commercialization of our products. In addition, if the Company’s current or future supply of any or our product candidates should fail to meet specifications during its stability program there could be a significant interruption of our supply of drug, which would adversely affect the Company’s clinical development and commercialization of the product. Regarding ublituximab, the proprietary transgenic technology that supports the manufacture of transgenically derived ublituximab is not easily transferrable, if at all, and it is expected that GTC will be the sole supplier of transgenically derived ublituximab at a single site for the foreseeable future.

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

As of September 30, 2012, the Company has 6 full and part time employees. Over time, we will need to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue research and development activities, and commercialize our product candidates. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth, and various projects requires that we:

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

Our commercial success depends on obtaining and maintaining patent protection and trade secret protection for our product candidates and their formulations and uses, as well as successfully defending these patents against third-party challenges. If any of our licensors or partners fails to appropriately prosecute and maintain patent protection for these product candidates, our ability to develop and commercialize these product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. This failure to properly protect the intellectual property rights relating to these product candidates could have a material adverse effect on our financial condition and results of operations.

Currently, the composition of matter patent and several method of use patents for ublituximab TGR-1202 in various indications and settings have been applied for but have not yet been issued. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our partners will be successful in protecting our product candidates by obtaining and defending patents.

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

If patents are not issued that protect our product candidates, it could have a material adverse effect on our financial condition and results of operations.

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

As of September 30, 2012, we had net cash on hand of approximately $17,374,000. We believe that our cash on hand will sustain our operations for the next 18-21 months. As a result, we will need additional capital to continue our operations beyond that time. We will need to seek additional sources of financing in the future, which might not be available on favorable terms, if at all, to continue our operations. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned preclinical and clinical trials or obtain approval of any of our product candidates from the FDA or any foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of the Company’s equity securities, which would have a dilutive effect on your holdings of our capital stock.

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

The Company has never been profitable, and, as of September 30, 2012, we had an accumulated deficit of approximately $15,466,000. We have generated operating losses in all periods since the Company was incorporated. We expect to make substantial expenditures resulting in increasing operating costs in the future and our accumulated deficit may increase significantly as we expand development and clinical trial efforts for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Our directors, executive officers and principal stockholders beneficially own approximately 44% percent of our outstanding voting stock, including shares underlying outstanding options and warrants. Our directors, officers and principal stockholders, taken as a whole, have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues submitted to our stockholders.

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

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are filed with this report.

3.1	Amended and Restated Certificate of Incorporation of TG Therapeutics, Inc., dated April 26, 2012, filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 001-32639, and incorporated herein by reference.

3.2	Restated Bylaws of TG Therapeutics, Inc. dated May 14, 2012, filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, file No. 001-32639, and incorporated herein by reference.

4.1	Warrant, dated as of November 9, 2012, filed as Exhibit 4.1 to the Registrants Current Report on Form 8-K, File No. 001-32639, and incorporated herein by reference.

10.1	Joint Venture Agreement between TG Therapeutics, Inc. and Rhizen Pharmaceuticals SA, dated August 15, 2012. *

10.2	Securities Exchange Agreement between TG Therapeutics, Inc. and LFB Biotechnologies S.A.S., dated November 9, 2012, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-32639, and incorporated herein by reference.

* Confidential treatment has been requested with respect to omitted portions of this exhibit.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2012.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2012.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2012.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2012.

* Confidential treatment has been requested with respect to omitted portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: November 14, 2012	By:	/s/ Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

10.1	Joint Venture Agreement between TG Therapeutics, Inc. and Rhizen Pharmaceuticals SA, dated August 15, 2012.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2012.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2012.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2012.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2012.

* Confidential treatment has been requested with respect to omitted portions of this exhibit.

