Form 10-K
period 2012-12-31
TG THERAPEUTICS, INC.
filed 2013-03-21
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

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

Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was $69,293,694 as of June 30, 2012, based on the closing sale price of such stock as reported on the OTC Bulletin Board.

There were 25,820,738 shares of the registrant’s common stock outstanding as of March 1, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

TG THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

This Annual Report on Form 10-K contains trademarks and trade names of TG Therapeutics, Inc., including our name and logo. All other trademarks, service marks, or trade names referenced in this Annual Report on Form 10-K are the property of their respective owners.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words "anticipate," "believe," "estimate," "may," "expect" and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, or the SEC, or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

•	expectations for increases or decreases in expenses;

•	expectations for the clinical and pre-clinical development, manufacturing, regulatory approval, and commercialization of our pharmaceutical product candidates or any other products we may acquire or in-license;

•	use of clinical research centers and other contractors;

•	expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;

•	expectations for generating revenue or becoming profitable on a sustained basis;

•	expectations or ability to enter into marketing and other partnership agreements;

•	expectations or ability to enter into product acquisition and in-licensing transactions;

•	expectations or ability to build our own commercial infrastructure to manufacture, market and sell our drug candidates;

•	acceptance of our products by doctors, patients or payors;

•	ability to compete against other companies and research institutions

•	ability to secure adequate protection for our intellectual property;

•	ability to attract and retain key personnel;

•	availability of reimbursement for our products;

•	estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments;

•	stock price and its volatility;

•	expected losses; and

•	expectations for future capital requirements.

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

PART I

Unless the context requires otherwise, references in this report to “TG,” “Company,” “we,” “us” and “our” refer to TG Therapeutics, Inc. and our subsidiaries.

ITEM 1. BUSINESS.

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of innovative and medically important pharmaceutical products for the treatment of cancer and other underserved therapeutic needs. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest, funding their research and development and eventually either out-licensing or bringing the technologies to market. Currently, the company is developing two therapies targeting hematological malignancies. TG-1101 (ublituximab), is a novel, third generation monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes. We are also developing TGR-1202, an orally available PI3K delta inhibitor.

We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates.

CORPORATE INFORMATION

We were incorporated in Delaware in 1993. Our executive offices are located at 787 Seventh Avenue, New York, New York 10019. Our telephone number is 212-554-4484, and our e-mail address is info@tgtxinc.com.

We file reports with the SEC on an annual basis using Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. You may read and copy any such reports and amendments thereto at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. Additionally, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is http://www.sec.gov.

PRODUCTS UNDER DEVELOPMENT

TG-1101 (ublituximab)

Overview

TG-1101 (formerly referred to as “LFB-R603” or “R603”) is a chimeric monoclonal antibody with the generic name “ublituximab” that targets a unique epitope on the CD20 antigen found on the surface of B-lymphocytes developed to aid in the depletion of circulating B-cells. We hold exclusive worldwide rights (except France/Belgium) to develop and commercialize ublituximab for all indications, including the treatment of cancer and autoimmune diseases such as Non-Hodgkin’s Lymphoma (“NHL”) and Chronic Lymphocytic Leukemia (“CLL”).

Multiple preclinical studies both in vitro and in vivo produced data that support the activity and potency of ublituximab as an efficient and selective B-cell targeting anti-CD20 antibody with the ability to effectively deplete B lymphocytes in both malignant laboratory cell models as well as NHL and CLL patient donor cell lines.

Generally, anti-CD20 antibodies are believed to exert their B-cell depleting effects through three primary mechanisms: antibody dependent cell-mediated cytotoxicity (“ADCC”), complement dependent cytotoxicity (“CDC”), and direct or programmed cell death (“DCD” or “PCD”). Ublituximab has been specifically bio-engineered to enhance ADCC activity, which enhances its ability to deplete B-cells and may improve its anti-cancer effects as compared to Rituxan®, the leading anti-CD20 monoclonal antibody, which had worldwide sales in 2011 of approximately $7 billion.

A two part dose escalating Phase I clinical trial was completed in France in which ublituximab was introduced in relapsed or refractory CLL patients. Though the primary endpoint of this Phase I clinical study was to assess the safety and tolerability of ublituximab in CLL patients, robust B-cell depletion and an encouraging rate of partial responses may suggest preliminary evidence of efficacy. A portion of the data from Part 2 of this study was presented at the 53rd Annual American Society of Hematology Meeting in December 2011. Currently, the Company has two ongoing clinical studies for ublituximab: TG-1101-101, a study of single-agent ublituximab in patients with NHL and CLL, and TG-1101-102 which is a study of ublituximab in combination with lenalidomide (trade name Revlimid®), an immunomodulatory agent, also for patients with NHL and CLL.

Manufacturing of ublituximab is currently performed by our partner, LFB Biotechnologies.

Pre-Clinical Data Overview

The mechanism of action of anti-CD20 antibodies, including rituximab and ublituximab has been elucidated and detailed in numerous academic and clinical studies. Upon conjugation of the antibody to the CD20 surface antigen, rituximab has been found to deplete B-lymphocytes through three primary mechanisms: antibody dependent cell-mediated cytotoxicity (“ADCC”), complement dependent cytotoxicity (“CDC”), and direct cell death (“DCD” or “programmed cell death” or “PCD”),

Antibody dependent cellular cytotoxicity, or ADCC, is a mechanism that is dependent on interactions between the Fc region of the antibody and the FcγR receptors on immune system effector cells, most notably the FcγRIIIA (“CD16”) receptor found on NK cells. These interactions trigger cells to release pre-forming proteins and proteases resulting in B-cell death. Empirically, ADCC has been the most heavily described and studied mechanism of action, and the subsequent focal point in the research and development of improved CD20 targeted antibodies. CDC occurs when binding of the antibody to the CD20 epitope leads to activation of the complement immune system, also known as the “innate” immune system, which can lead to destruction of the target cell. In programmed cell death, or PCD, the binding of the antibody to the CD20 antigen leads to the activation of apoptotic signaling pathways, contributing to cell death.

Ublituximab is a third generation, type I chimeric IgG1 monoclonal antibody with an engineered Fc region designed specifically to induce higher ADCC activity in comparison to rituximab.

In vitro testing has demonstrated superior ADCC induction of ublituximab over rituximab (see Figure 1). Tested on CLL patient B-cell samples at concentrations of 50 ng/mL, ublituximab produces ADCC activity of 35%, while rituximab was found to exhibit ADCC levels of only 5% at the same concentration.

Figure 1: ADCC activity of ublituximab (black) in comparison to rituximab (white) at equivalent concentrations. (de Romeuf et al, 2008)

Additional pre-clinical studies of ublituximab, including in vivo assays as a single agent and in combination with chemotherapeutic agents, were presented in abstract and poster form at the 53rd Annual American Society of Hematology Meeting in December 2011 as well as at the 54th Annual American Society of Hematology Meeting in December 2012.

Highlights from the recent American Society of Hematology Meeting in December 2012, included the following:

•	In vitro / in vivo results demonstrated superior efficacy with ublituximab compared to rituximab in primary central nervous system lymphomas, including a significant reduction in tumor burden (p=0.0014) and survival (p=0.016). CNS Lymphoma Poster Presentation — Poster 2755.

•	Ublituximab induced higher levels of ADCC than rituximab in B-cell NHL cell lines as well as caused a higher degree of CDC lysis in patient-derived tumor cells than rituximab. Non-Hodgkin Lymphoma Poster Presentation — Poster 2756.

•	Ublituximab is more effective than rituximab in inducing ADCC at low doses (p < 0.01), and more importantly suggest that ublituximab could be more efficient than rituximab both to induce NK cell activation and ADCC in the presence of peripheral tumor cells from Waldenstrom Macroglobulinemia patients. Waldenstrom's Macroglobulinemia Poster Presentation — Poster 1654.

Clinical Data Overview

A multicenter, open-label Phase I/Ib clinical trial of ublituximab was completed which aimed to assess the safety, tolerability, and efficacy of ublituximab in patients with relapsed or refractory CLL. This two part, first-in-man, dose escalating trial was conducted in 9 centers in France with preliminary results from Parts 1 and 2 presented at the 52nd and 53rd Annual American Society of Hematology (“ASH”) meetings, respectively.

The study regimen in Part 1 involved 21 patients in five dosing cohorts receiving infusions of ublituximab at a dose ranging from 5mg to 450mg once weekly over the course of 4 weeks. Part 2 of this study evaluated the safety and efficacy profile of ublituximab when administered in an 8-dose regimen (150mg initial dose, followed by 7 doses of 450mg). Inclusion criteria were the same in Parts 1 and 2 of the study. In Part 2, 12 patients were enrolled, having a median age of 69.5 years, and a median of 3 prior therapies (58% previously treated with rituximab). Patients were assessed for efficacy every 8 weeks.

Adverse events seen were generally consistent with those exhibited by other anti-CD20 antibodies, consisting mostly of infusion related reactions, infection, headache, neutropenia, thrombocytopenia and transient elevation of AST/ALT levels.

In Part 2 of the study, rapid, near total blood lymphocyte depletion was observed in all patients (see Figure 2). Overall response assessment at month 4 according to NCI-WG guidelines following treatment, ublituximab was found to produce a durable PR in 5/11 (45%) evaluable patients (1 patient not evaluable for efficacy due to early withdrawal as a result of a secondary acute leukemia diagnosis).

Figure 2: Rapid and profound lymphocyte depletion in study patients from Part 2 of Phase I/II study of ublituximab

Recent Developments

Two Phase I/II trials with ublituximab are currently ongoing, as follows:

TG-1101-101

Our first US based trial was launched in the 3rd quarter of 2012. The trial, entitled "An Open Label Phase I/II Trial of the Efficacy and Safety of Ublituximab in Patients with B-cell Non-Hodgkin Lymphoma who have Relapsed or are Refractory After CD20 Directed Antibody Therapy," is enrolling up to 15 patients total into 4 dose escalation cohorts (450, 600, 900 and 1200 mg). Cohort expansions to confirm safety and efficacy have been included at higher doses prior to entering patients into the Phase 2 portion. Patients will be stratified by subtype of B-cell Lymphoma, including Follicular Lymphoma, Diffuse Large B-cell Lymphoma, Marginal Zone Lymphoma and other NHL subtypes, with a recent amendment to include CLL and CNS lymphoma. All enrolled patients will be relapsed or refractory to Rituxan® or a Rituxan® containing regimen, and in most cases multiple other lines of therapy. Dr. Owen O'Connor, Professor of Medicine and Director, Center for Lymphoid Malignancies at New York Presbyterian Columbia Medical Center is the Principal Investigator for the multi-center study.

We have currently completed enrollment in the first 3 cohorts (450mg, 600mg and 900mg). To date, no dose-limiting-toxicities have been observed. Based on responses seen at all dose levels, we have decided to expand the 900mg cohort to include up to an additional 20 patients. In addition, we have opened an expansion cohort for enrollment of patients with CLL at a dose of 600mg.

TG-1101-102

In December of 2012, the Company initiated its second US based clinical trial entitled "TG-1101-102: A Phase I/II Study of Ublituximab in Combination with Lenalidomide (Revlimid®) in Patients with B-Cell Lymphoid Malignancies who have Relapsed or are Refractory After CD20 Directed Antibody Therapy". Lenalidomide is an immunomodulatory drug that has displayed activity as a single agent in patients with non-Hodgkin’s lymphoma. In in vitro studies, through its activating effects on natural killer cells, lenalidomide has also been shown to enhance the ADCC properties of anti-CD20 antibodies. Ublituximab has demonstrated enhanced ADCC over rituximab, and displayed significant single agent activity in a relapsed CLL setting, providing a strong rationale for the exploration of a combination between lenalidomide and ublituximab in NHL and CLL patients.

The trial is enrolling up to 30 patients in the Phase I dose escalation component/cohort expansion part of the study. Once the optimal dose is determined, the Phase II component may enroll up to an additional 30 patients, with all patients stratified by B-cell malignancy subtype, including CLL and various NHL subtypes. All enrolled patients will be relapsed or refractory to a prior anti-CD20 antibody containing regimen. This multicenter trial is being led by Dr. Marshall Schreeder of the Clearview Cancer Institute in Huntsville, AL.

Currently we are dosing patients at 600mg of TG-1101 in combination with Revlimid® starting at 10mg. If tolerated, patients may have their Revlimid® dose increased in 5mg increments per cycle to a maximum dose of 20mg for patients with NHL and 15mg for patients with CLL. If the combination is well-tolerated, we may increase the dose of TG-1101 to 900mg or higher, with similar dose titration for Revlimid®.

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

TGR-1202 is an orally available PI3K delta inhibitor with nanomolar potency to the delta isoform and several fold selectivity over the alpha, beta, and gamma isoforms. TGR-1202 has demonstrated activity in several pre-clinical models and primary cells from patients with hematologic malignancies.

TGR-1202 is being developed jointly with Rhizen Pharmaceuticals, S A, a Switzerland based drug discovery and biotechnology company. The Company and Rhizen will jointly develop the product on a worldwide basis, excluding India, initially focusing on indications in the area of hematologic malignancies and autoimmune disease. Rhizen shall maintain rights to manufacture and supply the product, while we will be responsible for all clinical and regulatory development for TGR-1202 globally.

The Company’s Investigational New Drug (“IND”) application for TGR-1202 was accepted by the FDA in December 2012 and a first in-human Phase I clinical trial was initiated in January 2013.

Pre-Clinical Data Overview

In an enzyme based assay, TGR-1202 demonstrated potency and specificity towards PI3Kδ with >1000, 50 and 48-fold selectivity over the α, β, and γ PI3K isoforms.

Figure 3: Potency and Specificity of TGR-1202 towards PI3K Delta

Pre-clinical studies of TGR-1202 were presented in abstract and poster form at the 54th Annual American Society of Hematology Meeting in Atlanta, GA in December 2012. Highlights from the meeting included the following:

•	In a blinded comparison study of TGR-1202 and GS-1101 completed at Duke University Medical Center, TGR-1202 demonstrated equal efficacy to GS-1101 in regards to in vitro induction of apoptosis and toxicity as well as in suppressing Akt phosphorylation (pAkt) in CLL patient cells. Chronic Lymphocytic Leukemia (CLL) Poster Presentation — Poster 3914.
•	TGR-1202 is a potent and selective inhibitor of PI3Kδ demonstrating significant inhibition in Akt phosphorylation (pAKT) in AML and ALL cell lines and patient cells as well as marked anti-tumor activity in a MOLT-4 (AML) subcutaneous xenograft mouse model. Acute Leukemia (AML/ALL) Poster Presentation — Poster 2610.

Recent Developments

In January 2013, the Company initiated a Phase I, open label, multi-center, first-in-human clinical trial of TGR-1202 in patients with hematologic malignancies. The study entitled TGR-1202-101, "A Phase I Dose Escalation Study Evaluating the Safety and Efficacy of TGR-1202 in Patients with Relapsed or Refractory Hematologic Malignancies," is being run in collaboration with the Sarah Cannon Research Institute in Nashville, TN, and will enroll approximately 30 patients during the initial dose escalation phase, followed by up to an additional 30 patients in an expansion phase once the optimal dose has been determined. Enrollment is open to patients with relapsed or refractory NHL, CLL, and Peripheral T-Cell Lymphoma ("PTCL"). Michael R. Savona, MD, the Director of Leukemic Research, Sarah Cannon Research Institute, is acting as Study Chair for the Phase I study. As of February 2013, TGR-1202-101 is ongoing and enrolling patients in the dose escalation component of the Phase I study.

We have completed enrollment of the first dose cohort (50mg, one time per day). Provided no patients experience dose limiting toxicities, additional cohorts evaluating sequentially higher doses of TGR-1202 are planned. We anticipate following completion of the initial cohorts, we will be able to analyze the preliminary pharmacokinetic data (“PK data”) to determine whether the dosing regimen of TGR-1202 requires modification in further dose escalation cohorts, if any. We also believe the PK data may provide us preliminary information about the drug properties of TGR-1202 and whether further human study of TGR-1202 is warranted. There can be no assurances given that TGR-1202 will exhibit sufficient pharmaceutical properties following review of the preliminary PK data to support further development of TGR-1202 or that such PK data will be conclusive in any manner to provide assurances that the pharmaceutical properties are adequate. While we do have potential back-up compounds, if we decide to terminate the development of TGR-1202 following review of the PK data, then our PI3K Delta program would be significantly delayed or terminated.

Market Opportunity for TG-1101 & TGR-1202

Our lead development programs, TG-1101 and TGR-1202 are for the treatment of B-cell hematologic malignancies. Hematologic malignancies include cancers derived from the bone marrow and lymph tissue. The non-Hodgkin lymphomas (NHL) represent a heterogeneous subset of these malignancies. Underneath the single rubric of lymphoma exist some of the most aggressive growing cancers (Burkitt’s lymphoma, lymphoblastic lymphoma, diffuse large-B-cell lymphoma), as well as some of the most indolent (small lymphocytic lymphoma, follicular lymphoma, and marginal zone lymphoma). In the United States, NHL represents 4-5% of all new cancer cases, and is the fifth leading cause of cancer death. According to the National Cancer Institute, it is estimated in 2012 that there will be 70,130 cases in the United States, and 18,940 deaths from NHL, despite improvements in treatment. Chronic lymphocytic leukemia (CLL) affects mainly older adults and accounts for one third of all diagnosed cases of leukemia. In the US, an estimated 16,060 new cases of CLL will be reported in 2012 with deaths totaling 4,580 due to the disease according to National Cancer Institute (NCI) estimates. Despite improvements in therapy, up to one third of patients with aggressive NHL continue to die from their disease, and indolent lymphomas remain incurable in the absence of allogeneic stem cell transplant. The treatment paradigm for hematologic malignancies is well standardized in front line settings, with the anti-CD20 monoclonal antibody, rituximab, administered generally in combination with chemotherapeutic agents. While front line therapies are generally efficacious, there are numerous downsides, including a high rate of toxicity associated with exposure to chemotherapeutic agents. While initially responsive, most patients with hematologic malignancies will relapse and require second, third, and sometimes more lines of therapy. As a result, there is a pressing need for new, innovative, targeted therapies for the treatment of this heterogeneous group of diseases.

Anti-CD20 antibodies have been approved and studied in a variety of diseases falling into several therapeutic areas including oncology, autoimmune disorders, and neurologic disease. NHL and CLL are the most common B-cell proliferative diseases for which rituximab, the first anti-CD20 antibody approved by the FDA, is the current gold standard treatment. While the addition of rituximab to chemotherapeutic treatment of NHL has dramatically improved patient outcomes, many patients will relapse or become refractory to rituximab containing regimens.

Rituximab resistance is becoming an increasing concern for clinicians as relapsing patients are exposed to multiple lines of rituximab containing regimens to treat recurrence of disease. It is estimated that over half of patients initially responsive to their first exposure to rituximab do not respond upon retreatment (Davis et al, 2000).

We believe these factors contribute to an immediate and sustained need for an anti-CD20 monoclonal antibody that is differentiated and potentially therapeutically superior to the gold standard rituximab in order to extend and enhance CD20 therapy as it stands today.

Additionally, advanced novel agents are being developed which target specific signaling pathways and enzymes known to exhibit aberrant activity and overexpression in B-cell malignancies such as Bruton’s Tyrosine Kinase (BTK), and Phosphoinositide-3-Kinase delta (PI3K delta). The PI3K/AKT/mTOR pathway has been the target of numerous pharmaceutical agents, both approved and in development, however only recently has the delta isoform of PI3k been identified as a potential target for the treatment of hematologic malignancies and other B-cell lymphoproliferative disorders. GS-1101 (formerly CAL-101) is a PI3K delta specific inhibitor that is under development by Gilead Pharmaceuticals, and has shown promising responses in patients with advanced hematologic malignancies. IPI-145, a PI3K delta and gamma specific inhibitor under development by Infinity Pharmaceuticals has also shown preliminary activity in hematologic malignancies of both B- and T-cell origin. Other agents in development targeting kinases downstream of the B-cell receptor, such as the BTK inhibitor, ibrutinib, have displayed high rates of response in patients with relapsed and refractory B-cell malignancies. While these agents have demonstrated high levels of single agent activity in B-cell disorders, their clinical activity has been shown to be greatly enhanced when utilized in combination with anti-CD20 agents.

The current market for front-line therapy for hematologic malignancies is estimated to be over $7 billion annually, while subsequent lines of therapy currently consist of generically available chemotherapies which do not contribute significantly to the size of the overall hematologic malignancies market. As novel targeted agents gain FDA approval for the treatment of relapsed and refractory disease, it is anticipated that the size of this market will expand greatly as branded drugs enter use in multiple lines of therapy. Given the nature of the disease state for patients with hematologic malignancies, characterized by indolent disease progression and chronic relapses, the Company anticipates a great and growing need for novel agents that can be used alone or in combination with approved agents, and those currently under development to enhance the quality of life and extend the length of survival for patients suffering from hematologic malignancies.

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

AST-915

The Company has a sponsored research arrangement for AST-915, an orally delivered treatment for essential tremor. Patient enrollment, treatment, and follow-up concluded for a Phase 1 dose escalation trial of AST-915 in early June 2012. Upon analysis of the data from this study, it was determined that the Phase 1 dose escalation trial of AST-915 did not meet its primary efficacy endpoint of reduction in dominant hand tremor at a timepoint of 80 minutes following administration. Given the results from this Phase 1 study, the Company has discontinued future development activities for AST-915.

COSTS AND TIME TO COMPLETE PRODUCT DEVELOPMENT

The information below provides estimates regarding the costs associated with the completion of the current development phase and our current estimated range of the time that will be necessary to complete that development phase for our key pipeline products. We also direct your attention to the risk factors which could significantly affect our ability to meet these cost and time estimates found in this report in Item 1A under the heading “Risks Related to the Company’s Business and Industry.”

Product candidate	Target indication	Development status	Completion of phase	Estimated cost to complete phase
TG-1101 (ublituximab)	Multiple forms of cancer and various autoimmune diseases	Phase I	Mid-2013	Less than $1 million
TG-1101	Multiple forms of cancer	Phase Ib/II	Mid-2014	Approximately $3 million
TGR-1202	Multiple forms of cancer	Phase I	Late-2013	Approximately $2 million

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

Generally, patent applications in the U.S. are maintained in secrecy for a period of 18 months or more. Since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we are not certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file those patent applications. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Therefore, we cannot predict the breadth of claims allowed in biotechnology and pharmaceutical patents, or their enforceability. To date, there has been no consistent policy regarding the breadth of claims allowed in biotechnology patents. Third parties or competitors may challenge or circumvent our patents or patent applications, if issued. If our competitors prepare and file patent applications in the U.S. that claim technology also claimed by us, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost, even if the eventual outcome is favorable to us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before we commercialize any of our products, any related patent may expire or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent. However, the life of a patent covering a product that has been subject to regulatory approval may have the ability to be extended through the patent restoration program, although any such extension could still be minimal.

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

TG-1101

Pursuant to our license for TG-1101 (ublituximab) with LFB Biotechnologies, GTC Biotherapeutics, and LFB/GTC LLC, we have the exclusive commercial rights to a series of patents and patent applications in the U.S., and in multiple countries around the world. These patents and patent applications include composition of matter patents relating to the structure and mechanism of action for ublituximab as well as method of use patents which cover use of ublituximab in combination with various agents and for various therapeutic indications.

In the United States, we have 5 issued patents for TG-1101 which expire between 2021 and 2024, excluding any patent term extensions, as well as granted and pending foreign counterpart patent filings related to these issued patents. These patents include claims related to the manufacture and use of TG-1101. Additionally, we have over 10 issued patents outside the US, and over 45 patent applications pending worldwide including claims directed to the composition of matter and methods of treatment with TG-1101 in various settings.

TGR-1202

Pursuant to our Collaboration Agreement with Rhizen Pharmaceuticals for TGR-1202, we have the exclusive commercial rights to a series of patents and patent applications in the U.S. and abroad. These patents and patent applications include composition of matter patents relating to the structure and mechanism of action for TGR-1202 as well as method of use patents which cover use of TGR-1202 in combination with various agents and for various therapeutic indications. All patent applications currently filed for TG-1202 are currently pending.

AST-726

The Company has certain patent rights and other intellectual property relating to AST-726 in the U.S. and multiple countries around the world, which expire at various times from 2014 to 2015.

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

Pursuant to these regulations, TG-1101 (ublituximab) has received Orphan-Drug designation from the FDA for the treatment of CLL in August of 2010, and Orphan-Drug designation by the EMA for the treatment of CLL in November of 2009. We believe that TG-1101 may be eligible for additional orphan drug designations; however, we cannot assure you that TG-1101, or any other drug candidates we may acquire or in-license, will obtain such orphan drug designations. Additionally, upon FDA approval, we believe that ublituximab would qualify as a New Chemical Entity, or NCE, which provides for five years of exclusivity following approval.

We cannot assure you that any other drug candidates we may acquire or in-license, will obtain such orphan drug designation or that we will be the first to receive FDA approval for such drugs so as to be eligible for market exclusivity protection.

LICENSING AGREEMENTS AND COLLABORATIONS

We have formed strategic alliances with a number of companies for the manufacture and commercialization of our products. Our current key strategic alliances are discussed below.

TG-1101

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

Ildong Pharmaceutical Co. Ltd.

In November 2012, we entered into an exclusive (within the territory) sublicense agreement with Ildong Pharmaceutical Co. Ltd, (“Ildong”) relating to the development and commercialization of ublituximab in South Korea and Southeast Asia. Under the terms of the sublicense agreement, Ildong has been granted a royalty bearing, exclusive right, including the right to grant sublicenses, to develop and commercialize ublituximab in South Korea, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Philippines, Vietnam, and Myanmar. To date, we have received $2 Million in the form of an upfront payment from Ildong, and are eligible to receive sales based milestone and royalty payments on net sales of ublituximab upon approval in South Korea and/or Southeast Asia. The license will terminate on a country by country basis upon the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated.

TGR-1202

On August 15, 2012, the Company and Rhizen Pharmaceuticals S A (“Rhizen”) entered into an exclusive global agreement to collaborate on the development and commercialization of Rhizen’s lead product candidate (the “Collaboration Agreement”), a novel P13K delta inhibitor, (“TGR-1202”) (previously referred to as RP5264). The companies will jointly develop the product on a worldwide basis, excluding India, initially focusing on indications in the area of hematologic malignancies and autoimmune disease. Beyond TGR-1202, Rhizen would contribute backup molecules providing multiple opportunities for TG to develop differentiated therapies against hematologic cancers and autoimmune diseases.

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

In connection with the Collaboration Agreement, to date we have paid an aggregate of $1,000,000 to Rhizen, and Rhizen is eligible to receive additional payments of up to $2,000,000 upon the successful achievement of certain clinical development milestones prior to entering profit and loss sharing for the TGR-1202 development program.  Pursuant to the terms of the Collaboration Agreement, should either of the exclusive license options be exercised, Rhizen would be eligible to receive up to an aggregate of $182.5 million upon the successful achievement of certain clinical development, regulatory, and sales based milestones in addition to royalties on net sales of TGR-1202.

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

If approved, we expect TG-1101 to compete directly with Roche Group’s Rituxan® (Rituximab), Spectrum Pharmaceutical’s Zevalin® (Y90-Ibritumomab Tiuxetan), GlaxoSmithKline’s Bexxar® (I131-Tositumomab), Dr. Reddy’s Laboratories’ Reditux®, and Genmab and GlaxoSmithKline’s Arzerra® (Ofatumomab) among others, each of which is currently approved for the treatment of various diseases including NHL and CLL. In addition, a number of pharmaceutical companies are developing anti-CD20 antibodies which, if approved, would potentially compete with TG-1101, including, but not limited to, GA-101 (obinutuzumab), under clinical development by the Roche Group. New developments, including the development of other pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace.

With respect to TGR-1202, although no PI3K delta inhibitors have been approved by the FDA, there are several PI3K delta targeted compounds in development, including, but not limited to, Gilead’s GS-1101 (formerly known as CAL-101), Infinity Pharmaceuticals IPI-145 and Amgen’s AMG-319, which if approved we would expect to compete directly with TGR-1202. In addition, there are numerous other novel therapies targeting similar pathways to TGR-1202 in development, which if approved would also compete with TGR-1202 in similar indications, such as the BTK inhibitor, ibrutinib (under clinical development by Pharmacyclics), or the blc-2 inhibitor ABT-199 (under clinical development by Abbott Laboratories).

Additional information can be found under Item 1A - Risk Factors – Other Risks Related to Our Business within this report.

SUPPLY AND MANUFACTURING

We have limited experience in manufacturing products for clinical or commercial purposes. We currently do not have any manufacturing capabilities. We have established contract manufacturing relationships for the supply of TG-1101 as part of our license agreement with LFB Biotechnologies, GTC Biotherapeutics, and LFB/GTC. We have also established contract manufacturing relationships for the supply of TGR-1202 as part of our collaboration agreement with Rhizen. As with any supply program, obtaining pre-clinical and clinical materials of sufficient quality and quantity to meet the requirements of our development programs cannot be guaranteed and we cannot ensure that we will be successful in this endeavor. In addition, we anticipate the need for the current scale of production for each of our products to be significantly expanded as we enter later stages of development. There can be no assurance given that such scale-up will be successful in providing pharmaceutical product that is of sufficient quantity, or of a quality that is consistent with our previously established specifications, or that meets the requirements set by regulatory agencies under which we may seek approval of our product candidates.

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

Contract manufacturers are subject to ongoing periodic and unannounced inspections by the FDA, the Drug Enforcement Administration and corresponding state agencies to ensure strict compliance with cGMP and other state and federal regulations. Our contractors outside of the United States face similar challenges from the numerous local and regional agencies and authorized bodies. We do not have control over third-party manufacturers’ compliance with these regulations and standards, other than through contractual obligations. If they are deemed out of compliance with cGMPs, product recalls could result, inventory could be destroyed, production could be stopped and supplies could be delayed or otherwise disrupted.

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

EMPLOYEES

As of March 1, 2013, we had 6 full and part-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

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

In order to submit an Investigational New Drug application (“IND”), Biologics License Application (“BLA”), or New Drug Application (“NDA”) to the FDA, it is necessary to submit all information on the clinical, non-clinical, chemistry, manufacturing, controls and quality aspects of the product candidate. We rely on our third party contractors and our licensing partners to provide a significant portion of this data. If we are unable to obtain this data, or the data is not sufficient to meet the regulatory requirements, we may experience significant delays in our development programs. Additionally, an IND must be active in each division in which we intend to conduct clinical trials. While we maintain an active IND for ublituximab and TGR-1202 enabling the conduct of studies in the FDA’s Division of Hematology and Oncology; there can be no assurance given that we will be successful in obtaining an active IND for ublituximab or TGR-1202 in any other division under whose supervision we may seek to develop our product candidates, or that the FDA will allow us to continue the development of our product candidates in those divisions where we maintain an active IND.

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

We plan on conducting additional Phase I, II and III clinical trials for ublituximab. Early clinical results seen with ublituximab in a small number of patients may not be reproduced in larger clinical trials. Additionally, individually reported outcomes of patients treated in clinical trials may not be representative of the entire population of treated patients in such studies. If the results from later trials are different from those found in the earlier studies of ublituximab, we may need to terminate or revise our clinical development plan, which could extend the time for conducting our development program and could have a material adverse effect on our business.

TGR-1202 has only recently entered into a first-in-human Phase I clinical trial. At this time it is difficult to predict TGR-1202’s pharmacologic properties in humans and whether it will be able to inhibit PI3k delta in humans. We will assess such pharmacologic properties in our first in human phase 1 study. There can be no assurances given that TGR-1202 will exhibit sufficient pharmacologic properties following review of the initial data from this first Phase 1 study to support further development of TGR-1202. Furthermore, such pharmacologic data arising from this first Phase 1 study may be inconclusive or not reproducible in later clinical trials. In such situation, we may conduct additional clinical trials only to learn later that TGR-1202 lacks adequate pharmacologic properties. Additionally, even if we believed that TGR-1202 possessed adequate pharmacologic properties, that still does not ensure that TGR-1202 will be a safe, active, or effective pharmaceutical agent. If TGR-1202 were ultimately determined to lack adequate pharmacologic properties or fail to be a safe, active, or effective pharmaceutical agent, we would have to cease development, which could have a material adverse effect on our business. In such event, despite the rights we retain to back-up compounds, our PI3k Delta program would be significantly delayed or terminated.

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

We have not completed testing of any of our product candidates for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent that adverse events, if any, will be observed in patients who receive any of its product candidates. To date, clinical trials using ublituximab and our other product candidates have demonstrated a toxicity profile that was deemed acceptable by the investigators performing such studies. Such interpretation may not be shared by future investigators or by the FDA and in the case of ublituximab and TGR-1202, even if deemed acceptable for oncology applications, it may not be acceptable for diseases outside the oncology setting, and likewise for any other product candidates we may develop. Additionally, the severity, duration and incidence of adverse events may increase in larger study populations. With respect to ublituximab, the toxicity when manufactured under different conditions is not known, nor is the toxicity of transgenically derived ublituximab, and it is possible that additional and/or different adverse events may appear upon the human use of those formulations and those adverse events may arise with greater frequency, intensity and duration than in the current formulation. With respect to TGR-1202, we are unfamiliar with the adverse event profile as it has only recently been dosed in humans. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain marketing approval and generate revenues from its sale, which could have a material adverse impact on the Company.

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

Our product candidates are in the initial stages of development and are currently manufactured in small batches for use in pre-clinical and clinical studies. Process improvements implemented to date have, and process improvements in the future may change the activity profile of the product candidates, which may affect the safety and efficacy of the products. No assurance can be given that the material manufactured from any of the optimized processes will perform comparably to the product candidates as manufactured to date and used in currently available pre-clinical data and or in early clinical trials reported in this or any previous filing. Additionally, future clinical trial results will be subject to the same level of uncertainty if, following such trials, additional process improvements are made, including without limitation, the introduction of transgenically derived ublituximab.

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

If approved, we expect TG-1101 to compete directly with Roche Group’s Rituxan® (Rituximab), Spectrum Pharmaceutical’s Zevalin® (Y90-Ibritumomab Tiuxetan), GlaxoSmithKline’s Bexxar® (I131-Tositumomab), Dr. Reddy’s Laboratories’ Reditux®, and Genmab and GlaxoSmithKline’s Arzerra® (Ofatumomab) among others, each of which is currently approved for the treatment of various diseases including NHL and CLL. In addition, a number of pharmaceutical companies are developing anti-CD20 antibodies which, if approved, would potentially compete with TG-1101, including, but not limited to, GA-101 (obinutuzumab), under clinical development by the Roche Group. New developments, including the development of other pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace.

With respect to TGR-1202, although no PI3K delta inhibitors have been approved by the FDA, there are several PI3K delta targeted compounds in development, including, but not limited to, Gilead’s GS-1101 (formerly known as CAL-101), Infinity Pharmaceuticals IPI-145 and Amgen’s AMG-319, which if approved we would expect to compete directly with TGR-1202. In addition, there are numerous other novel therapies targeting similar pathways to TGR-1202 in development, which if approved would also compete with TGR-1202 in similar indications, such as the BTK inhibitor, ibrutinib (under clinical development by Pharmacyclics), or the blc-2 inhibitor ABT-199 (under clinical development by Abbott Laboratories).

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

As of March 1, 2013, the Company has 6 full and part time employees. Over time, we will need to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue research and development activities, and commercialize our product candidates. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth, and various projects requires that we:

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

We may seek to expand our business through the acquisition of, investments in and strategic alliances with companies, technologies, products, and services, such as the Exchange Transaction between the Company and TG Bio and the Collaboration Agreement between the Company and Rhizen. Acquisitions, investments and strategic alliances involve a number of special problems and risks, including, but not limited to:

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

Currently, the composition of matter patent and several method of use patents for ublituximab and TGR-1202 in various indications and settings have been applied for but have not yet been issued. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our partners will be successful in protecting our product candidates by obtaining and defending patents.

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

As of December 31, 2012, we had net cash on hand of approximately $16,456,000. We believe that our cash on hand will sustain our operations for approximately the next 18 months. As a result, we will need additional capital to continue our operations beyond that time. We will need to seek additional sources of financing in the future, which might not be available on favorable terms, if at all, to continue our operations. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned preclinical and clinical trials or obtain approval of any of our product candidates from the FDA or any foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of the Company’s equity securities, which would have a dilutive effect on your holdings of our capital stock.

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

The Company has never been profitable and, as of December 31, 2012, we had an accumulated deficit of approximately $18,926,000. We have generated operating losses in all periods since the Company was incorporated. We expect to make substantial expenditures resulting in increasing operating costs in the future and our accumulated deficit may increase significantly as we expand development and clinical trial efforts for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Our directors, executive officers, their affiliates, and our principal stockholders beneficially own approximately 50% percent of our outstanding voting stock, including shares underlying outstanding options and warrants. Our directors, officers and principal stockholders, taken as a whole, have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues submitted to our stockholders.

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

Our common stock, par value $0.001 per share (the “Common Stock”), is quoted on the OTC Bulletin Board under the symbol "TGTX." There is a limited trading market for our Common Stock which negatively impacts the liquidity of our Common Stock not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for the Common Stock, the ability of holders of our Common Stock to sell the Common Stock, or the prices at which holders may be able to sell the Common Stock.

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

We have identified a material weakness in our internal control over financial reporting.

Management has identified a material weakness in our internal control over financial reporting as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 5. See “Item 9A. Controls and Procedures.” The material weakness in our internal control over financial reporting relates to an inadequate segregation of duties, as all financial and accounting duties are performed by our Chief Financial Officer. We intend to address this deficiency by hiring additional accounting personnel in 2013 to remediate the segregation of duties issue. We cannot provide assurances that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

ITEM 2. PROPERTIES.

Our corporate and executive office is located in New York, New York. Our New York facility consists of office space at 787 Seventh Avenue, 48th Floor, New York, New York 10019. We are not currently under a lease agreement at 787 Seventh Avenue. We believe that our existing facilities are adequate to meet our current requirements. We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS.

We, and our subsidiaries, are not a party to, and our property is not the subject of, any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

This item is not applicable to the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”) and effective January 12, 2012 traded under the symbol “TGTX.” Prior to January 12, 2012 the Company was trading under the symbol “MHAN.”

The following table sets forth the high and low closing sale prices of our common stock for the periods indicated.

	High	Low
Fiscal Year Ended December 31, 2012
Fourth Quarter	$3.64	$1.90
Third Quarter	$6.25	$2.24
Second Quarter	$7.31	$5.63
First Quarter	$33.19	$1.13

	High	Low
Fiscal Year Ended December 31, 2011
Fourth Quarter	$11.25	$1.01
Third Quarter	$28.69	$5.63
Second Quarter	$48.41	$17.09
First Quarter	$93.97	$37.02

Holders

The number of record holders of our common stock as of February 28, 2013 was 234.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2012, regarding the securities authorized for issuance under our equity compensation plans, consisting of the 1995 Stock Option Plan, the 2003 Stock Option Plan, and the TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	46,904	$61.08	2,056,989
Equity compensation plans not approved by security holders	—	—	—
Total	46,904	$61.08	2,056,989

For information about all of our equity compensation plans, see Note 5 to our Consolidated Financial Statements included in this report.

Recent Sales of Unregistered Securities

On December 30, 2011, we completed the first closing of the private placement of our securities, issuing 4,929,523 shares of Common Stock at a price per share of $2.25 for total gross proceeds, before placement commissions and expenses, of $11,091,425 (the “2011 Equity PIPE”). Investors also received warrants to purchase 1,232,381 shares of Common Stock. The warrants have an exercise price of $2.25 per share and are exercisable for five years. In 2012, we completed two additional closings of the 2011 Equity PIPE. These closings were held on January 31, 2012, and February 24, 2012. In these closings, the Company issued 695,428 shares of our Series A preferred stock (the “Company Preferred Stock”) at a price per share of $20.00 for total gross proceeds, before placement commissions and expenses, of $13,908,560. Each share of Company Preferred Stock was convertible into 8.89 shares of Common Stock; provided that such conversion rights were subject to sufficient available authorized shares of Common Stock. In connection with the reverse stock split effected by the Company on April 30, 2012, all shares of preferred stock issued in the 2011 Equity PIPE were converted to Common Stock. Investors also received warrants to purchase 1,545,396 shares of Common Stock. The warrants have an exercise price of $2.25 per share and are exercisable for five years. The shares of Common Stock, Company Preferred Stock, and warrants sold in these closings were offered and sold to accredited investors, including members of management, without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act, and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. Accordingly, the securities issued in the offering have not been registered under the Securities Act, and until so registered, these securities may not be offered or sold in the United States absent registration or availability of an applicable exemption from registration. The placement agent received cash commissions equal to 10% of the gross proceeds of the offering, five-year warrants to purchase shares of the Company’s stock equal to 10% of shares sold in the offering, and a non-accountable expense allowance equal to two percent of the gross proceeds of the offering for their expenses.

Activities Prior to the Exchange Transaction with TG Therapeutics, Inc.

On February 9, 2011, the Company entered into a waiver and forbearance agreement (the “Extension Agreement”) with the requisite holders of the Secured 12% Notes whereby the holders of the notes (the “Noteholders”) agreed to forbear the exercise of their rights under the Notes and waive the default thereof until December 31, 2011. As part of the Extension Agreement, the Company agreed to take prompt steps to seek to reduce its outstanding indebtedness by permitting the Noteholders to convert the Secured 12% Notes into shares of the Company's common stock at a conversion price of $28.13 per share and to amend the terms of the warrants issued with the Secured 12 % Notes to include a full-ratchet anti-dilution feature and an exercise price of $28.13 per share. The Company obtained stockholder approval to, among other things, increase the number of its authorized common stock. The Secured 12% Notes became convertible into common stock at a conversion price of $28.13, which triggered the antidilution rights of the warrants issued with Secured 12% Notes, the warrants issued with the Convertible 12% Note and the warrants issued in the 2010 Equity Pipe. The Secured 12% Notes and interest thereon, amounting to $676,072 at the time of conversion, converted into the right to receive 85,372 shares of the Company’s common stock on September 15, 2011 (the “Secured Debt Conversion”). In connection with the Exchange Transaction with TG Therapeutics, Inc., the warrant holders of the 12% Notes agreed to waive their anti-dilution feature, in exchange for the exercise price being lowered to $2.25.

In March and April 2010, the Company raised aggregate gross proceeds of approximately $2,607,500 pursuant to a private placement of its securities (the “2010 Equity Financing”). The Company entered into subscription agreements (the "Subscription Agreements") with accredited investors (the "Investors") pursuant to which the Company sold an aggregate of 104.3 Units (as defined herein) for a purchase price of $25,000 per Unit. Pursuant to the Subscription Agreements, the Company issued to each Investor units (the "Units") consisting of (i) 127 shares of common stock, $0.001 par value per share (the “Common Stock” or “Shares”) of the Company and (ii) 190 warrants (each a “Warrant” and collectively the “Warrants”), each of which will entitle the holder to purchase one additional share of Common Stock for a period of five years (each a “Warrant Share” and collectively the “Warrant Shares”) at an exercise price of $225 per share. In connection with the Exchange Transaction with TG Therapeutics, Inc., the warrant holders exercise price was lowered to $2.25. All of the Investors represented that they were “accredited investors,” as that term is defined in Rule 501(a) of Regulation D under the Securities Act, and the sale of the Units was made in reliance on exemptions provided by Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The Company did not use any form of advertising or general solicitation in connection with the sale of the Units. The Shares, the Warrants and the Warrant Shares are non-transferable in the absence of an effective registration statement under the Act, or an available exemption therefrom, and all certificates are imprinted with a restrictive legend to that effect.

In addition, the Company issued a warrant to purchase 10,596 shares of Common Stock at an exercise price of $225 per share to the Placement Agent as compensation for its services. In connection with the Exchange Transaction with TG Therapeutics, Inc., the warrant holders exercise price was lowered to $2.25.

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

We are a biopharmaceutical company focused on the acquisition, development and commercialization of innovative and medically important pharmaceutical products for the treatment of cancer and other underserved therapeutic needs. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest, funding their research and development and eventually either out-licensing or bringing the technologies to market. Currently, the company is developing therapies targeting hematological malignancies. TG-1101 (ublituximab), is a novel, third generation monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes. We are also developing TGR-1202, an orally available PI3K delta inhibitor.

Our license revenues currently consist of license fees arising from our agreement with Ildong. We recognize upfront license fee revenues ratably over the estimated period in which we will have certain significant ongoing responsibilities under the sublicense agreement, with unamortized amounts recorded as deferred revenue.

We have not earned any revenues from the commercial sale of any of our drug candidates.

Our research and development expenses (excluding non-cash compensation expense related to research and development) consist primarily of expenses related to in-licensing of new product candidates, fees paid to consultants and outside service providers for clinical and laboratory development, facilities-related and other expenses relating to the design, development, manufacture, testing, and enhancement of our drug candidates and technologies. We expense our research and development costs as they are incurred. Research and development expenses for the years ended December 31, 2012 and 2011 were $20,572,182, and $327,283, respectively, excluding non-cash compensation expenses related to research and development.

The following table sets forth the research and development expenses per project, exclusive of non-cash compensation expenses, for the periods presented.

	2012	2011
TG-1101	$19,140,621	$325,671
TGR-1202	1,259,289	—
AST-726	72,272	—
Terminated programs	100,000	1,612
Total	$20,572,182	$327,283

Included in the above research and development expenses related to TG-1101 during the years ended December 31, 2012 and 2011 are noncash expenses of $16,578,000 and $297,000, respectively, recorded in conjunction with stock issued to LFB Group for the license to TG-1101.

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

In addition, certain restricted stock issued to employees vest upon the achievement of certain milestones, therefore, the total expense is uncertain until the milestone is probable.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2012 and 2011

	Years ended December 31,
	2012	2011

License revenue	$19,048	$—

Costs and expenses:
Research and development:
Noncash stock expense associated with in-licensing agreement	16,578,000	297,000
Noncash compensation	455,809	—
Other research and development	3,994,182	30,283
Total research and development	21,027,991	327,283

General and administrative:
Noncash compensation	2,966,373	86,494
Other general and administrative	1,815,083	468,197
Total general and administrative	4,781,456	554,691

Impairment of in-process research and development	1,104,700	—

Total costs and expenses	26,914,147	881,974

Operating loss	(26,895,099)	(881,974)

Other (income) expense	(1,042,147)	7,097

Loss before income taxes	(25,852,952)	(889,071)

Income taxes	330,000	—
Consolidated net loss	$(26,182,952)	$(889,071)

License Revenue. License revenue was $19,048 for the year ended December 31, 2012, as compared to zero revenue for the year ended December 31, 2011. License revenue for the year ended December 31, 2012 was related to the amortization of an upfront payment of $2.0 million associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Stock Expense Associated with In-licensing Agreement. Noncash stock expense associated with an in-licensing agreement was $16,578,000 for the year ended December 31, 2012, as compared to $297,000 for the year ended December 31, 2011. The expense during the years ended December 31, 2012 and 2011 related to a noncash stock expense recorded in conjunction with the stock issued to LFB Group for the license to TG-1101.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants equaled $455,809 for the year ended December 31, 2012. The noncash compensation expense was related to the period’s expense for restricted stock grants to research and development personnel. We expect noncash compensation expense (research and development) to increase in 2013.

Other Research and Development Expenses. Other research and development expenses increased by $3,963,899 to $3,994,182 for the year ended December 31, 2012, as compared to $30,283 for the year ended December 31, 2011. The increase in research and development expenses is primarily due to increased research and development expenses related to TG-1101 related to the Company’s preparations for and initiation of U.S. based clinical trials, and a $1,000,000 upfront milestone payment paid to Rhizen in connection with the Collaboration Agreement for TGR-1202. We expect our other research and development costs to increase in 2013 as we continue to recruit patients to our TG-1101 clinical trials and due to the commencement of our clinical development program for TGR-1202.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants equaled $2,966,373 for the year ended December 31, 2012. The noncash compensation expense was related to the period’s expense for restricted stock grants to general and administrative personnel. We expect noncash compensation expense (general and administrative) to increase modestly during 2013.

Other General and Administrative Expenses. Other general and administrative expenses increased by $1,346,886 to $1,815,083 for the year ended December 31, 2012, as compared to $468,197 for the year ended December 31, 2011. This expense was primarily related to a full year of legal and personnel costs. We expect our other general and administrative expenses to remain at a comparable level during 2013.

Impairment of in-process research and development. During the year ended December 31, 2012, we recorded an impairment charge of $1,104,700 related to the in-process research and development intangible asset recorded in connection with the Exchange Transaction. Impairment testing of our indefinite lived intangible assets is performed annually or when a triggering event occurs that could indicate a potential impairment. As a result of market changes affecting the commercial potential for the Ariston in-process research and development assets (AST-726 and AST-915), the Company determined that the asset's carrying value was no longer fully recoverable. Also contributing to the impairment charge was the Company’s decision during the year ended December 31, 2012 to discontinue future development activities for AST-915, following the analysis from a Phase I dose escalation trial, in which AST-915 failed to meet its primary efficacy endpoint.

Other (Income) Expense. Other income totaled $1,042,147 for the year ended December 31, 2012 as compared to other expense of $7,097 for the year ended December 31, 2011. The increase in other income is primarily due to a decrease in the fair value of our non-current notes payable of approximately $1,660,000, partially off-set by the interest expense recorded on our notes payable of $905,744.

Income Taxes. During the year ended December 31, 2012 we recorded income tax expense of approximately $330,000 related to a foreign tax withholding on the $2,000,000 upfront payment received from Ildong in connection with our sublicensing agreement.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash has been proceeds from the private placement of equity securities and from the upfront payment from our Sublicense Agreement with Ildong. We have not yet commercialized any of our drug candidates and cannot be sure if we will ever be able to do so. Even if we commercialize one or more of our drug candidates, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to obtain regulatory approval for our drug candidates, successfully complete any post-approval regulatory obligations and successfully commercialize our drug candidates alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

As of December 31, 2012, we had $16,456,000 in cash and cash equivalents. We currently anticipate that our cash and cash equivalents as of December 31, 2012 are sufficient to fund our anticipated operating cash requirements for approximately 18 months from December 31, 2012. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Cash used in operating activities for the year ended December 31, 2012 was $5,187,964 as compared to $86,577 for the year ended December 31, 2011. The increase in cash used in operating activities was due primarily to a full year of activity in 2012, and increased expenditures related to our clinical development plan for TG-1101 and the upfront payment associated with TGR-1202.

For the year ended December 31, 2012, net cash used in investing activities was $1,399, which consisted of purchases of equipment. For the year ended December 31, 2011, net cash provided by investing activities was $10,386, which consisted of cash that was acquired in the Exchange Transaction between TG Therapeutics and the Company.

Cash provided by financing activities for the year ended December 31, 2012 was $11,896,867 as compared to $9,824,682 for the year ended December 31, 2011. The cash provided by financing activities in 2011 and 2012 was primarily related to the 2011 Equity PIPE, as discussed below.

2011 Equity PIPE

On December 30, 2011, we completed the first closing of the private placement of our securities, issuing 4,929,523 shares of Common Stock at a price per share of $2.25 for total gross proceeds, before placement commissions and expenses, of $11,091,425 (the “2011 Equity PIPE”). Investors also received warrants to purchase 1,232,381 shares of Common Stock. The warrants have an exercise price of $2.25 per share and are exercisable for five years. In 2012, we completed two additional closings of the 2011 Equity PIPE. These closings were held on January 31, 2012, and February 24, 2012. In these closings, the Company issued 695,428 shares of our Company Preferred Stock at a price per share of $20.00 for total gross proceeds, before placement commissions and expenses, of $13,908,560. Each share of Company Preferred Stock was convertible into 8.89 shares of Common Stock; provided that such conversion rights were subject to sufficient available authorized shares of Common Stock. In connection with the reverse stock split effected by the Company on April 30, 2012, all shares of preferred stock issued in the 2011 Equity PIPE were converted to Common Stock. Investors also received warrants to purchase 1,545,396 shares of Common Stock. The warrants have an exercise price of $2.25 per share and are exercisable for five years. The shares of Common Stock, Company Preferred Stock, and warrants sold in these closings were offered and sold to accredited investors, including members of management, without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act, and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. Accordingly, the securities issued in the offering have not been registered under the Securities Act, and until so registered, these securities may not be offered or sold in the United States absent registration or availability of an applicable exemption from registration. The placement agent received cash commissions equal to 10% of the gross proceeds of the offering, five-year warrants to purchase shares of the Company’s stock equal to 10% of shares sold in the offering, and a non-accountable expense allowance equal to two percent of the gross proceeds of the offering for their expenses.

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

The Hedrin JV and T&R held a mediation session in order to avoid the arbitration process. The mediation process did not produce a result. In 2011 Nordic made an additional capital contribution to the Hedrin JV in order to fund the arbitration. As a result of that capital contribution, as of December 31, 2011, the Company owned a 13% interest in the Hedrin JV, and no further information has been available since that date. The arbitration process is ongoing.

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

Revenue Recognition. We recognize license revenue in accordance with the revenue recognition guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, or Codification. We analyze each element of our licensing agreement to determine the appropriate revenue recognition. The terms of the license agreement may include payments to us of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. We recognize revenue from upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. We recognize milestone payments as revenue upon the achievement of specified milestones only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract

Stock Compensation. We have granted stock options and restricted stock to employees, directors and consultants, as well as warrants to other third parties. For employee and director grants, the value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model takes into account volatility in the price of our stock, the risk-free interest rate, the estimated life of the option, the closing market price of our stock and the exercise price. We base our estimates of our stock price volatility on the historical volatility of our common stock and our assessment of future volatility; however, these estimates are neither predictive nor indicative of the future performance of our stock. For purposes of the calculation, we assumed that no dividends would be paid during the life of the options and warrants. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those equity awards expected to vest. As a result, if other assumptions had been used, our recorded stock-based compensation expense could have been materially different from that reported. In addition, because some of the options and warrants issued to employees, consultants and other third-parties vest upon the achievement of certain milestones, the total expense is uncertain.

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

Accounting Related to Goodwill. As of December 31, 2012 and 2011, there was approximately $799,391 of goodwill on our consolidated balance sheets. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2013, the FASB issued amendments to the accounting guidance for presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income, but do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where the net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. These amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company does not believe the adoption of this guidance will have a material impact on the consolidated financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards group with future effective dates are either not applicable or not significant to the consolidated financial statements of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the notes thereto, included in Part IV, Item 15(a), part 1, are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures were not effective as of that date to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded , processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to the our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)) during the quarter ended December 31, 2012 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting is not effective as of December 31, 2012. This conclusion was reached because a lack of segregation of duties exists, as all financial and accounting duties are performed by the Chief Financial Officer. The Company intends to address this deficiency by hiring additional accounting personnel in 2013 to alleviate the segregation of duties issue.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2013 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2013 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2013 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2013 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2013 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES.

(a)	1. Consolidated Financial Statements

The following consolidated financial statements of TG Therapeutics, Inc. are filed as part of this report.

2.      Consolidated Financial Statement Schedules

All schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

3.      Exhibits

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, of TG Therapeutics, Inc. dated April 26, 2012 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2012).

3.2	Certificate of Designations of Series A Convertible Preferred Stock, dated October 31, 2003 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011).

3.3	Certificate of Ownership Merging Tarpan Therapeutics, Inc. into the Registrant, dated December 28, 2006 (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011).

3.6	Certificate of Designations, Preferences and Other Rights of Series A Preferred Stock, dated December 29, 2011 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2012).

3.7	Restated Bylaws of TG Therapeutics, Inc. dated May 14, 2012 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2012)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2011).

4.2	Form of Warrant issued to Noteholders on September 11, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 15, 2008).

4.3	Form of Warrant issued to Noteholders on November 19, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on November 25, 2008).

4.4	Form of warrant to purchase common stock of TG Therapeutics, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2012).

10.1	1995 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-QSB for the quarter ended September 30, 1996).

10.2	Form of Notice of Stock Option Grant issued to employees of the Registrant from April 12, 2000 to February 21, 2003 (incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement on Form S-8 filed March 24, 1998 (File 333-48531)).

10.3	Form of Stock Option Agreement issued to employees of the Registrant from April 12, 2000 to February 21, 2003 (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 filed March 24, 1998 (File 333-48531)).

10.4	2003 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 filed February 17, 2004).

10.5	Summary terms of compensation plan for Registrant’s non-employee directors (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed February 5, 2007). †

10.6	Form of Stock Option Agreement issued under the Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-KSB filed April 2, 2007).

10.7

Exclusive License Agreement for “Altoderm” between Thornton & Ross Ltd. and Manhattan Pharmaceuticals, Inc. dates April 3, 2007 (incorporated by reference to Exhibit 10.3 of the registrant’s form 10-Q for the quarter ended June 30, 2007 filed on August 14, 2007).

10.8	Exclusive License Agreement for “Altolyn” between Thornton &Ross Ltd. and Manhattan Pharmaceuticals, Inc. dated April 3, 2007 (incorporated by reference to Exhibit 10.4 of the registrant’s form 10-Q for the quarter ended June 30, 2007 filed on August 14, 2007).

10.9	Exclusive License Agreement for “Hedrin” between Thornton &Ross Ltd. , Kerris, S.A. and Manhattan Pharmaceuticals, Inc. dated June 26, 2007 (incorporated by reference to Exhibit 10.5 of the registrant’s form 10-Q for the quarter ended June 30, 2007 filed on August 14, 2007).

10.10	Supply Agreement for “Hedrin” between Thornton & Ross Ltd. and Manhattan Pharmaceuticals, Inc. dated June 26, 2007 (incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-Q for the quarter ended June 30, 2007 filed on August 14, 2007).

10.11	Joint Venture Agreement between Nordic Biotech Fund II K/S and Manhattan Pharmaceuticals, Inc. to develop and commercialize “Hedrin” dated January 31, 2008 (incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-K filed March 31, 2008).

10.12	Amendment No. 1, dated February 25, 2008, to the Joint Venture Agreement between Nordic Biotech Fund II K/S and Manhattan Pharmaceuticals, Inc. to develop and commercialize “Hedrin” dated January 31, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K filed March 31, 2008).

10.13	Omnibus Amendment to Joint Venture Agreement and Additional Agreements, dated June 9, 2008, among Manhattan Pharmaceuticals, Inc., Hedrin Pharmaceuticals K/S, Hedrin Pharmaceuticals General Partner ApS and Nordic Biotech Venture Fund II K/S (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 13, 2008).

10.14	Assignment and Contribution Agreement between Hedrin Pharmaceuticals K/S and Manhattan Pharmaceuticals, Inc. dated February 25, 2008 (incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K filed March 31, 2008).

10.15	Registration Rights Agreement between Nordic Biotech Venture Fund II K/S and Manhattan Pharmaceuticals, Inc. dated February 25, 2008 (incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-K filed March 31, 2008).

10.16	Letter Agreement, dated September 17, 2008, between Nordic Biotech Venture Fund II K/S and Manhattan Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.24 to the Registrant’s Amended Registration Statement on Form S-1/A filed on October 3, 2008).

10.17	Form of Secured Promissory Note, dated September 11, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 15, 2008).

10.18	Form of warrant issued to Note Holders, dated September 11, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 15, 2008).

10.19	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on November 25, 2008).

10.20	Warrant, dated October 28, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 3, 2009).

10.21	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 3, 2009).

10.22	Settlement and Release Agreement, dated January 4, 2011, by and among the Registrant, Nordic Biotech Venture Fund II K/S and H Pharmaceuticals K/S (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2011).

10.23	Waiver and Forbearance Agreement, dated January 10, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 14, 2011).

10.24	Amended and Restated Convertible Promissory Note, dated March 1, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2011).

10.25	Amendment to Settlement Agreement and Promissory Note between the Registrant and Swiss Pharma Contract Ltd., dated December 13, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 19, 2011).

10.26	Exchange Transaction Agreement dated December 29, 2011, by and among the Registrant, Opus Point Partners, LLC and TG Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 5, 2012).

10.27	Amendment No. 1 to Exchange Transaction Agreement, dated as of December 29, 2011, by and among Opus Point Partners, LLC, TG Biologics, Inc. and TG Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 8, 2012).

10.28	Employment Agreement, effective December 29, 2011, between the Registrant and Michael Weiss (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011). †

10.29	Restricted Stock Subscription Agreement, effective December 29, 2011, between the Registrant and Michael Weiss (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011). †

10.30	Employment Agreement, effective December 29, 2011, between the Registrant and Sean Power (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011). †

10.31	Restricted Stock Subscription Agreement, effective December 29, 2011 between the Registrant and Sean Power (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011). †

10.32	Form of Warrant issued to stockholders on December 29, 2011, January 31, 2012 and February 24, 2012 (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011).

10.33	License Agreement, dated January 30, 2012, by and among the Registrant, GTC Biotherapeutics, Inc., LFB Biotechnologies S.A.S. and LFB/GTC LLC (incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011). *

10.34	TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan, dated May 14, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q/A for the quarter ended March 31, 2012).

10.35	Securities Exchange Agreement, dated November 9, 2012, by and between the Company and LFB Biotechnologies S.A.S. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2012).

10.36	Joint Venture Agreement between TG Therapeutics, Inc. and Rhizen Pharmaceuticals SA, dated August 15, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2012). *

10.37	Sublicense Agreement between TG Biologics, Inc. and Ildong Pharmaceutical Co. Ltd., dated November 13, 2012. *

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment has been requested with respect to omitted portions of this exhibit.

TG Therapeutics, Inc.

Consolidated Financial Statements as of December 31, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TG Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of TG Therapeutics, Inc. and Subsidiaries (a development stage company) (the “Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, equity and cash flows for the years then ended and cumulative period then ended. TG Therapeutics, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TG Therapeutics, Inc. and Subsidiaries as of December 31, 2012 and 2011, and their results of operations and cash flows for the years then ended and cumulative period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Roseland, New Jersey

March 21, 2013

TG Therapeutics, Inc.

(a development stage company)

Consolidated Balance Sheets as of December 31,

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$16,455,995	$9,748,491
Prepaid research and development	1,990,759	--
Other current assets	29,128	87,176
Total current assets	18,475,882	9,835,667
Equipment, net	1,164	--
In-process research and development	2,797,600	3,902,300
Goodwill	799,391	799,391
Total assets	$22,074,037	$14,537,358

Liabilities and equity
Current liabilities:
Notes payable, current portion	$677,778	$877,778
Accounts payable and accrued expenses	1,117,397	666,640
Accrued compensation	145,000	--
Current portion of deferred revenue	152,381	--
Interest payable, current portion	123,511	61,941
Total current liabilities	2,216,067	1,606,359
Deferred revenue, net of current portion	1,828,571	--
Notes payable, less current portion, at fair value	2,479,098	3,294,797
Total liabilities	6,523,736	4,901,156
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value per share (10,000,000 shares authorized, 0 and 413,388 issued and outstanding as of December 31, 2012 and 2011, respectively, aggregate liquidation value of $0 and $8,267,760 at December 31, 2012 and 2011, respectively)	--	413
Common stock, $0.001 par value per share (500,000,000 shares authorized, 25,820,738 and 5,061,399 shares issued and outstanding at December 31, 2012 and 2011, respectively)	25,821	5,061
Contingently issuable shares	6	6
Additional paid-in capital	34,534,805	10,472,115
Treasury stock, at cost, 13,526 and 0 shares at December 31, 2012 and 2011, respectively	(84,538)	--
Deficit accumulated in the development stage	(18,925,793)	(853,074)
Total stockholder’s equity	15,550,301	9,624,521
Non-controlling interest in subsidiary	--	11,681
Total equity	15,550,301	9,636,202
Total liabilities and equity	$22,074,037	$14,537,358

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc.

(a development stage company)

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011 and the Cumulative

Period Ended December 31, 2012

	2012	2011	Amounts accumulated during the development stage

License revenue	$19,048	$--	$19,048

Costs and expenses:
Research and development:
Noncash stock expense associated with in-licensing agreement	16,578,000	297,000	16,875,000
Noncash compensation	455,809	--	455,809
Other research and development	3,994,182	30,283	4,024,465
Total research and development	21,027,991	327,283	21,355,274

General and administrative:
Noncash compensation	2,966,373	86,494	3,052,867
Other general and administrative	1,815,083	468,197	2,283,280
Total general and administrative	4,781,456	554,691	5,336,147

Impairment of in-process research and development	1,104,700	--	1,104,700

Total costs and expenses	26,914,147	881,974	27,796,121

Operating loss	(26,895,099)	(881,974)	(27,777,073)

Other (income) expense:
Interest income	(15,787)	--	(15,787)
Other income	(272,232)	--	(272,232)
Interest expense	905,744	7,097	912,841
Change in fair value of notes payable	(1,659,872)	--	(1,659,872)
Total other (income) expense	(1,042,147)	7,097	(1,035,050)

Loss before income taxes	(25,852,952)	(889,071)	(26,742,023)

Income taxes	330,000	--	330,000
Consolidated net loss	(26,182,952)	(889,071)	(27,072,023)

Net loss attributable to non-controlling interest	(8,110,233)	(35,997)	(8,146,230)
Net loss attributable to TG Therapeutics, Inc. and Subsidiaries	$(18,072,719)	$(853,074)	$(18,925,793)

Basic and diluted net loss per common share	$(1.38)	$(0.44)

Weighted average shares used in computing basic and diluted net loss per common share	13,113,758	1,926,198

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc.

(a development stage company)

Consolidated Statements of Equity for the Years Ended December 31, 2012 and 2011 and the Cumulative period Ended December 31, 2012

	Preferred stock		Common stock		Contingently issuable	Additional paid-in	Treasury Stock		Deficit accumulated in the development	Non- controlling interest in
	Shares	Amount	Shares	Amount	shares	capital	Shares	Amount	stage	subsidiary	Total
Common stock issued to founders in exchange for seed capital in April 2011			2,500,000	$2,500		$104,078					$106,578
Stock issued at $2.25 per share in exchange for license option			132,000	132		296,868					297,000
Issuance of restricted stock to employees			1,150,000	1,150							1,150
Effect of reverse acquisition	281,250	$281	(2,500,124)	(2,501)	$6	277,500				$47,678	322,964
Conversion of note payable to preferred stock	2,763	3				55,268					55,271
Issuance of replacement restricted preferred stock to employees	129,375	129	(1,150,000)	(1,150)		1,021					--
Common stock issued at $2.25 per share, net of expenses			4,929,523	4,930		9,650,886					9,655,816
Compensation in respect of restricted stock preferred stock granted to employees						86,494					86,494
Net loss									$(853,074)	(35,997)	(889,071)
Balance at December 31, 2011	413,388	413	5,061,399	5,061	6	10,472,115			(853,074)	11,681	9,636,202

Compensation in respect of restricted preferred stock granted to employees						188,509					188,509
Preferred stock issued at $20.00 per share, net of expenses	695,428	696				12,180,710					12,181,406
Shares issued in subsidiary to non-controlling interest in connection with in-licensing agreement										16,578,000	16,578,000
Conversion of preferred stock to common stock in conjunction with reverse stock split	(1,108,816)	(1,109)	9,857,596	9,858		(8,749)					--
Issuance of restricted stock			5,901,743	5,902		(5,902)					--
Compensation in respect of restricted common stock granted to employees, directors and consultants						3,233,674					3,233,674
Non-controlling interest subsidiary shares exchanged for shares in TG Therapeutics, Inc.			5,000,000	5,000		8,474,448				(8,479,448)	--
Surrender of common stock for tax withholding							13,526	$(84,538)			(84,538)
Net loss									(18,072,719)	(8,110,233)	(26,182,952)
Balance at December 31, 2012	--	$--	25,820,738	$25,821	$6	$34,534,805	13,526	$(84,538)	$(18,925,793)	$--	$15,550,301

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc.

(a development stage company)

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011 and the Cumulative Period Ended December 31, 2012

	2012	2011	Amounts accumulated during the development stage
CASH FLOWS FROM OPERATING ACTIVITIES

Consolidated net loss	$(26,182,952)	$(889,071)	$(27,072,023)
Adjustments to reconcile consolidated net loss to cash used in operating activities:
Stock compensation expense	3,422,182	86,494	3,508,676
Noncash stock expense associated with in-licensing agreement	16,578,000	297,000	16,875,000
Impairment of in-process research and development	1,104,700	--	1,104,700
Depreciation	235	--	235
Change in fair value and accrued interest of notes payable	(815,699)	--	(815,699)
Changes in assets and liabilities, net of effects of acquisition:
(Increase) decrease in other current assets	(1,932,710)	3,593	(1,929,117)
Increase in accounts payable and accrued expenses	595,757	408,310	1,004,067
Increase in interest payable	61,571	7,097	68,668
Increase in deferred revenue	1,980,952	--	1,980,952
Net cash used in operating activities	(5,187,964)	(86,577)	(5,274,541)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(1,399)	--	(1,399)
Cash acquired in connection with acquisition	--	10,386	10,386
Net cash (used in) provided by investing activities	(1,399)	10,386	8,987
CASH FLOWS FROM FINANCING ACTIVITIES

Payments of short-term loans	(200,001)	--	(200,001)
Proceeds from sale of common stock, net	--	9,824,682	9,824,682
Proceeds from sale of preferred stock, net	12,257,309	--	12,257,309
Offering costs paid	(75,903)	--	(75,903)
Purchase of treasury stock	(84,538)	--	(84,538)
Net cash provided by financing activities	11,896,867	9,824,682	21,721,549

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,707,504	9,748,491	16,455,955

Cash and cash equivalents at beginning of year	9,748,491	--	--

CASH AND CASH EQUIVALENTS AT END OF YEAR	$16,455,995	$9,748,491	$16,455,995

NONCASH TRANSACTIONS
Conversion of notes payable to preferred stock	$--	$55,271	$55,271
Accrued financing costs	$--	$61,138	$61,138

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

Unless the context requires otherwise, references in this report to “TG,” “Company,” “we,” “us” and “our” refer to TG Therapeutics, Inc. and our subsidiaries.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

We are a biopharmaceutical company focused on the acquisition, development and commercialization of innovative and medically important pharmaceutical products for the treatment of cancer and other underserved therapeutic needs. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest, funding their research and development and eventually either out-licensing or bringing the technologies to market. Currently, the Company is developing therapies targeting hematological malignancies. TG-1101 (ublituximab), is a novel, third generation monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes. We are also developing TGR-1202, an orally available PI3K delta inhibitor. We also hold the development rights to AST-726, a nasally delivered product for the treatment of Vitamin B12 deficiency.

Exchange Transaction with TG Therapeutics, Inc. and its majority shareholders

On December 29, 2011, the Company entered into and consummated an Exchange Transaction Agreement with Opus Point Partners, LLC (“Opus”) and TG Biologics, Inc. (formerly known as TG Therapeutics, Inc.) (“TG Bio”) (the “Agreement”). Under the Agreement, Opus exchanged (the “Exchange Transaction”) its shares of common stock in TG Bio (“TG Bio Common Stock”) for shares of Series A preferred stock in the Company (“Company Preferred Stock”). In accordance with the terms of the Agreement, 95% of the holders of common stock of TG Bio (one (1) minority shareholder of TG Bio holding in aggregate 132,000 shares of common stock of TG Bio did not participate) surrendered their TG Bio common stock. The Agreement caused the Company to issue to TG Bio’s shareholders 281,250 shares of Company Preferred Stock. Each share of Company Preferred Stock was convertible into 8.89 shares of the Common Stock provided that such conversion rights were subject to sufficient available authorized shares of Common Stock. In connection with the reverse stock split effected by the Company on April 30, 2012 (as discussed below), all shares of preferred stock issued in connection with the Agreement were converted to Common Stock. The Company Preferred Stock issued in connection with the Agreement provided the former TG Bio shareholders with direct and/or indirect ownership of approximately 95% of the Company’s outstanding Company Common Stock immediately following the consummation of the transaction.

Since the stockholders of TG Bio received the majority of the voting shares of the Company, the merger was accounted for as a reverse acquisition whereby TG Bio was the accounting acquirer (legal acquiree) and the Company was the accounting acquiree (legal acquirer) under the acquisition method of accounting. TG Bio was incorporated in Delaware in November 2010, but did not commence operations until April 2011.

The filings with the Securities and Exchange Commission (the “SEC”) include the historical financial results of TG Bio and will hereafter collectively be referred to as the Company.

On April 30, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation to change its name from Manhattan Pharmaceuticals, Inc. (“Manhattan”) to TG Therapeutics, Inc. In conjunction with this change, the subsidiary formerly named TG Therapeutics, Inc. filed a Certificate of Amendment changing its name to TG Biologics, Inc.

CORRECTION OF AN IMMATERIAL ERROR

The Company has identified certain immaterial errors in its previously issued consolidated financial statements for the year ended December 31, 2011. In connection with the Exchange Transaction (see description above), a valuation using the guidance in the accounting literature for business combinations was performed to determine the fair value of the assets acquired and liabilities assumed. The Company has determined that certain methodologies and assumptions utilized in this valuation were incorrect. As a result of this, the Company has recorded an adjustment to previously reported in-process research and development, goodwill, and notes payable, less current portion, at fair value, at December 31, 2011 as follows:

•	In-process research and development decreased from $5,441,839 to $3,902,300
•	Goodwill increased from $629,752 to $799,391
•	Notes payable, less current portion, at fair value decreased from $4,664,697 to $3,294,797

The net effect of this adjustment is a decrease to total assets and liabilities, as previously reported, of $1,369,900.

The adjustment was recorded as of December 31, 2011 and has no effect on the statement of operations or statement of equity for any period. The Company assessed the impact of this adjustment under the provisions of SEC Staff Accounting Bulletin Nos. 99 and 108 and determined the impact of the errors to be immaterial to the financial statements. The accompanying consolidated balance sheet as of December 31, 2011 reflects the corrections of the aforementioned immaterial errors.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred operating losses since our inception, and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of December 31, 2012, we have an accumulated deficit of $18,925,793.

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

As of December 31, 2012, we had $16,455,995 in cash and cash equivalents. We currently anticipate that our cash and cash equivalents to be sufficient to fund our anticipated operating cash requirements for approximately 18 months from December 31, 2012. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Our common stock is quoted on the OTC Bulletin Board and trades under the symbol “TGTX.”

REVERSE STOCK SPLIT

On April 30, 2012, the Company effected a reverse split of its Common Stock at a ratio of 56.25 for 1, pursuant to a previously obtained stockholder authorization. All share amounts and per share prices in this Annual Report on Form 10-K have been retroactively adjusted to reflect the effect of our reverse stock split, on a fifty-six and one quarter (56.25) for one (1) basis, unless otherwise indicated.  The exercise price for all stock options and warrants and the conversion price for convertible securities in the accompanying consolidated financial statements have been adjusted to reflect the reverse stock split by multiplying the original exercise or conversion price by fifty-six and one quarter (56.25).

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

In connection with the Exchange Transaction and the appointment of Mr. Weiss to his position, the Company issued replacement awards and granted 112,500 shares of Series A Preferred Stock, to Mr. Weiss on December 29, 2011. Each share of Series A Preferred Stock was convertible into 8.89 shares of the Common Stock provided that such conversion rights were subject to sufficient available authorized shares of Common Stock. In connection with the reverse stock split effected by the Company on April 30, 2012 (as discussed above), all shares of preferred stock issued in connection with the Agreement were converted to Common Stock.

Under the terms of his employment agreement, on an annual basis, the Company will also grant Mr. Weiss a number of shares of restricted common stock equal to 1.25% of the shares of Common Stock outstanding on the date of grant on a fully-diluted basis. Each of these annual grants of restricted stock will vest and become non-forfeitable as to 25% of the shares on the first anniversary of the respective date of grant, as to 25% of the shares on the second anniversary of the respective date of grant and as to 50% of the shares on the date that the “market capitalization” (as defined in the employment agreement) is $100 million greater than the market capitalization on the respective date of grant, provided that Mr. Weiss remains an employee, director and/or consultant of the Company through each vesting date.

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

In connection with the Exchange Transaction and the appointment of Mr. Power to his position, the Company issued replacement awards and granted 16,875 shares of Series A Preferred Stock, to Mr. Power on December 29, 2011. Each share of Series A Preferred Stock was convertible into 8.89 shares of the Common Stock provided that such conversion rights were subject to sufficient available authorized shares of Common Stock. In connection with the reverse stock split effected by the Company on April 30, 2012 (as discussed above), all shares of preferred stock issued in connection with the Agreement were converted to Common Stock.

The Company will grant Mr. Power a number of shares of restricted common stock of the Company as determined by the CEO and board. Each of these annual grants of restricted stock will be subject to vesting terms, which will be determined at the time of grant by the CEO and Board.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued amendments to the accounting guidance for presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income, but do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where the net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. These amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company does not believe the adoption of this guidance will have a material impact on the consolidated financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards group with future effective dates are either not applicable or not significant to the consolidated financial statements of the Company.

BASIS OF PRESENTATION

The Company has generated limited revenue from its operations and, accordingly, the financial statements have been prepared in accordance with the provisions of accounting and reporting for Development Stage Enterprises.

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

REVENUE RECOGNITION

We recognize license revenue in accordance with the revenue recognition guidance of the FASB Accounting Standards Codification, or Codification. We analyze each element of our licensing agreement to determine the appropriate revenue recognition. The terms of the license agreement may include payments to us of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. We recognize revenue from upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. We recognize milestone payments as revenue upon the achievement of specified milestones only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract.

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

BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE

Basic net income (loss) per common share is calculated by dividing net income (loss) applicable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net income (loss) per common share, since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because the Company incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented. The amounts of potentially dilutive securities excluded from the calculation were 10,746,837 and 5,320,173 at December 31, 2012 and 2011, respectively. During the years ended December 31, 2012 and 2011 the Company incurred a net loss, therefore, all of the dilutive securities are excluded from the computation of diluted earnings per share.

LONG LIVED ASSETS AND GOODWILL

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

NOTE 2 – CASH AND CASH EQUIVALENTS

	December 31, 2012	December 31, 2011

Checking and bank deposits	$16,455,995	$9,748,491
Total	$16,455,995	$9,748,491

NOTE 3 – FAIR VALUE MEASUREMENTS

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

As of December 31, 2012 and 2011, the fair values of cash and cash equivalents, and notes and interest payable, current portion approximate their carrying value.

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

In connection with the Exchange Transaction in December 2011, the Company performed a valuation of the assets and liabilities of Manhattan immediately prior to the transaction. The cumulative liability including accrued and unpaid interest of these notes was approximately $16,876,000 immediately prior to the Exchange Transaction, and $17,727,000 and $16,883,000 at December 31, 2012 and 2011, respectively. As these notes payable are tied directly to net product cash flows derived from the preexisting products of the Company, this note and accrued interest was recorded at fair value of $3,287,700 as of the date of the Exchange Transaction. No payments have been made on these notes as of December 31, 2012.

We elected the fair value option for valuing the 5% Notes upon the completion of the reverse merger with TG Bio, as discussed above. The Company elected the fair value option in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

The valuation method used to estimate the 5% Notes’ fair value was a discounted cash flow model, where the expected cash flows of AST-726 and AST-915 are discounted to the present using a yield that incorporates compensation for the probability of success in clinical development and marketing, among other factors. The discount rate used in this discounted cash flow model approximated 20% at December 31, 2012 and 2011. The assumptions, assessments and projections of future revenues are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our consolidated financial statements.

The Company’s financial liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 were as follows:

	Financial liabilities at fair value as of December 31, 2012
	Level 1	Level 2	Level 3	Total

5% Notes	$--	$--	$2,479,098	$2,479,098
Totals	$--	$--	$2,479,098	$2,479,098

	Financial liabilities at fair value as of December 31, 2011
	Level 1	Level 2	Level 3	Total

5% Notes	$--	$--	$3,294,797	$3,294,797
Totals	$--	$--	$3,294,797	$3,294,797

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

The following table summarizes the changes in Level 3 instruments for the years ended December 31, 2011 and 2012:

Balance at January 1, 2011	$--
Transfer into Level 3	3,287,700
Interest accrued on face value of 5% Notes	7,097
Change in fair value of Level 3 liabilities	--
Balance at December 31, 2011	3,294,797
Interest accrued on face value of 5% Notes	844,173
Change in fair value of Level 3 liabilities	(1,659,872)
Balance at December 31, 2012	$2,479,098

The change in the fair value of the Level 3 liabilities is reported in other (income) expense in the accompanying consolidated statements of operations.

Nonrecurring Fair Value Measurements

The Company’s assets measured at fair value on a nonrecurring basis as of December 31, 2012 were as follows:

	Fair value measurements as of December 31, 2012
	Level 1	Level 2	Level 3	Total impairment charge for the year ended December 31, 2012
Assets:
In-process research and development	$--	$--	$2,797,600	$(1,104,700)
Total	$--	$--	$2,797,600	$(1,104,700)

As a result of market changes affecting the commercial potential for the Ariston in-process research and development assets (AST-726 and AST-915), the Company determined that the asset's carrying value was no longer fully recoverable. Accordingly, during the year ended December 31, 2012, we recorded a non-cash impairment charge of approximately $1,104,700, which was recorded as impairment of in-process research and development in our consolidated statements of operations. The fair value of this asset was determined using a discounted cash flow model, where the expected cash flows of the Ariston assets are discounted to the present using a yield that incorporates compensation for the probability of success in clinical development and marketing, among other factors. This fair value measurement technique is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Changes in the market or any of the assumptions used in determining the fair value of this asset may result in a further reduction to its estimated fair value and could result in additional and potentially full future impairment charges. Also contributing to the impairment charge was the Company’s decision during the year ended December 31, 2012 to discontinue future development activities for AST-915, following the analysis from a Phase I dose escalation trial, in which AST-915 failed to meet its primary efficacy endpoint.

NOTE 4 – ACQUISITION

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

A summary of the purchase price calculation is as follows:

Number of shares of Manhattan common stock outstanding at the time of the transaction	131,526
Multiplied by Manhattan’s fair value of the Common Stock	$2.25	$295,933
Fair value of restricted stock assumed		82,305
Total purchase price		$378,238

The purchase price has been allocated as follows based on the fair values of the assets and liabilities acquired:

Cash and cash equivalents	$10,386
Other assets	90,770
In-process research and development acquired	3,902,300
Total identifiable assets	4,003,456
Accounts payable and accrued expenses	197,191
Notes payable (ICON and Swiss Pharma)	939,718
5% notes payable and accrued interest	3,287,700
Total identifiable liabilities	4,424,609
Net identifiable assets (liabilities)	(421,153)
Goodwill	799,391
Total	$378,238

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

The following supplemental pro forma information for the year ended December 31, 2011 presents the financial results as if the transaction had occurred on January 1, 2011. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2011, nor are they indicative of future results.

2011
Revenue	$--
Net loss	$(818,279)
Basic and diluted loss per common share	$(0.31)

NOTE 5 – STOCKHOLDERS’ EQUITY

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

Treasury Stock

On May 17, 2012, our Chief Financial Officer surrendered to the Company 13,526 shares of common stock in order to satisfy his tax withholding obligation upon the vesting of 37,500 shares of restricted stock. The 13,526 shares of common stock are being held by the Company in Treasury, at a cost of approximately $85,000, representing the fair market value on the date the shares were surrendered.

Equity Incentive Plans

We have in effect the following stock option and incentive plans.

a. In July 1995, the Company established the 1995 Stock Option Plan (the “1995 Plan”), which provided for the granting of options to purchase up to 2,600 shares of the Company’s common stock to officers, directors, employees and consultants. The 1995 Plan was amended several times to increase the number of shares reserved for stock option grants. In June 2005, the 1995 Plan expired and no further options can be granted. At December 31, 2012, options to purchase 313 shares were outstanding and no shares were reserved for future stock option grants under the 1995 Plan.

b. The Company has shareholder-approved incentive stock option plans for employees under which it has granted non-qualified and incentive stock options. At December 31, 2012, 5,333 shares were authorized for issuance. The options have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors (generally 3 years) and are issued at an exercise price equal to or greater than the fair market value of the shares at the date of grant. At December 31, 2012, options to purchase 591 shares were outstanding, 10 shares of common stock were issued and there were 4,732 shares reserved for future grants under the Plan.

c. In May 2012, the Company established the TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (“2012 Incentive Plan”). Under the 2012 Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to directors, consultants, employees and officers. The 2012 Incentive Plan authorizes grants to purchase up to 6,000,000 shares of authorized but unissued common stock. As of December 31, 2012, options to purchase 46,000 shares were outstanding and up to an additional 2,052,257 shares may be issued under the 2012 Incentive Plan.

Stock Options

The following table summarizes stock option activity for the years ended December 31, 2012 and 2011:

	Number of shares	Weighted- average exercise price	Weighted- average Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at January 1, 2011	--	--
Assumed in Exchange Transaction	4,143	$1,375.18	5.60
Granted	--	--
Exercised	--	--
Forfeited	(364)	197.34
Expired	(400)	2,951.12
Outstanding at December 31, 2011	3,379	1,315.62	6.39	$--
Granted	46,000	4.40
Exercised	--	--
Forfeited	(2,475)	720.45
Expired	--	--
Outstanding at December 31, 2012	46,904	$61.08	9.44	$--

Vested and expected to vest at December 31, 2012	904	$2,945.09	1.73	$--
Exercisable at December 31, 2012	898	$2,963.46	1.70	$--

As of December 31, 2012, the total compensation cost related to unvested time-based option awards not yet recognized is less than $1,000. The weighted average period over which it is expected to be recognized is approximately 3 months. This amount does not include, as of December 31, 2012, 46,000 non-employee options outstanding which are milestone-based and vest upon certain corporate milestones. Stock-based compensation will be measured and recorded if and when a milestone occurs.

Restricted Stock- Preferred

Certain employees had been awarded restricted preferred stock. The restricted stock vesting consisted of milestone and time-based vesting. The following table summarizes restricted share activity for the years ended December 31, 2012 and 2011:

	Number of Shares Restricted Series A Preferred Stock(1)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	--	$--
Granted	129,375	20.00
Vested	--	--
Forfeited	--	--
Outstanding at December 31, 2011	129,375	20.00
Granted	--	--
Vested	--	--
Forfeited	--	--
Conversion to restricted common stock	(129,375)	20.00
Outstanding at December 31, 2012	--	$--

(1) The restricted preferred stock listed in the table above was granted in connection with the Exchange Transaction to certain executives as discussed above. Each share of preferred stock was convertible into 8.89 shares of the Company’s Common Stock. In conjunction with the reverse split effected on April 30, 2012 (as discussed in Note 1), all outstanding restricted Preferred Stock automatically converted to 1,150,000 shares of restricted Common Stock as of that date.

Restricted Stock- Common

Certain employees, directors and consultants have been awarded restricted Company Common Stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted share activity for the years ended December 31, 2012 and 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	--	$--
Granted	--	--
Vested	--	--
Forfeited	--	--
Outstanding at December 31, 2011	--	--
Converted preferred stock	1,150,000	2.25
Granted	5,901,743	4.77
Vested	(437,500)	2.25
Forfeited	--	--
Outstanding at December 31, 2012	6,614,243	$4.49

Total expense associated with restricted stock grants (both common and preferred) was $3,422,182 and $86,494 during the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, there was approximately $8,941,000 of total unrecognized compensation cost related to non-vested time based restricted stock, which is expected to be recognized over a weighted-average period of 2.8 years. This amount does not include, as of December 31, 2012, 2,092,500 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones; and 2,580,000 shares of restricted stock outstanding issued to non-employees (see Note 10 – Related Party Transactions for additional information). Milestone based non-cash compensation expense will be measured and recorded if and when a milestone occurs.

Warrants

The following table summarizes warrant activity for the years ended December 31, 2012 and 2011:

	Warrants	Weighted- average exercise price	Aggregate Intrinsic Value
Outstanding at January 1, 2011	--	$--
Assumed in Exchange Transaction	393,437	14.74
Issued	1,232,474	2.25
Exercised	--	--
Expired	--	--
Outstanding at December 31, 2011	1,625,911	5.27	$--
Issued	5,156,599	1.21
Exercised	--	--
Expired	(1,503)	2,739.75
Outstanding at December 31, 2012	6,781,007	$1.58	$14,563,539

As discussed above, as part of the 2011 Equity PIPE, we issued warrants to purchase up to 2,777,962 shares of our common stock, none of which have been exercised as of December 31, 2012. The warrants have an exercise price of $2.25 per warrant share. In addition, we issued to the placement agent in the transaction warrants to purchase up to 1,111,111 shares of our common stock at an exercise price of $2.48 per warrant share, none of which have been exercised as of December 31, 2012.

In connection with the Securities Exchange Agreement between the Company and LFB Group as discussed in Note 8 – License Agreements, we issued LFB Group a warrant to purchase an aggregate of 2,500,000 shares of Company Common Stock at a purchase price of $0.001 per share.

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

The following table summarizes stock-based compensation expense information about stock options and restricted stock for the years ended December 31, 2012 and 2011:

	2012	2011

Stock-based compensation expense associated with restricted stock	$3,422,182	$86,494
Stock-based compensation expense associated with option grants	--	--
	$3,422,182	$86,494

Non-controlling Interest

On November 9, 2012, LFB Group exercised their right to exchange their TG Bio common stock for Company Common Stock. The Company and LFB Group entered into a Securities Exchange Agreement pursuant to which, LFB Group agreed to exchange its 7,500,000 shares of the common stock of TG Bio, for 5,000,000 shares of Company Common Stock, and a warrant to purchase an aggregate of 2,500,000 shares of Company Common Stock at a purchase price of $0.001 per share. Refer to Note 8 – License Agreements for further information.

Accordingly, in connection with the aforementioned Securities Exchange Agreement, TG Bio became a wholly owned subsidiary of the Company. Prior to the execution of the Securities Exchange Agreement LFB Group owned approximately 42.9% of TG Bio. The non-controlling interest in subsidiary balance was approximately $8,479,000 immediately prior to LFB Group exercising their option, which was transferred to equity in connection with the transaction.

NOTE 6 – NOTES PAYABLE

The following is a summary of notes payable:

	December 31, 2012			December 31, 2011
	Current portion, net	Non- current portion, net	Total	Current portion, net	Non- current portion, net	Total
Non-interest Bearing Note Payable, Net	$--	$-	$--	$200,000	$-	$200,000
Convertible 5% Notes Payable	-	2,479,098	2,479,098	-	3,294,797	3,294,797
ICON Convertible Note	677,778	-	677,778	677,778	-	677,778
Total	$677,778	$2,479,098	$3,156,876	$877,778	$3,294,797	$4,172,575

We assumed the preceding notes payable as the result of the Exchange Transaction between the Company and TG Therapeutics, Inc. Accordingly, a valuation using the guidance in the accounting literature for business combinations (ASC 805) was performed and these notes have been presented at their fair value on the date of the transaction.

Non-interest Bearing Note Payable

In October 2009, Manhattan entered into a Settlement Agreement and Mutual Release with Swiss Pharma Contract LTD (“Swiss Pharma”) pursuant to which Manhattan agreed to pay Swiss Pharma $200,000 and issue to Swiss Pharma an interest free promissory note due on October 27, 2011 in the principal amount of $250,000 in full satisfaction of a September 5, 2008 arbitration award. In November 2011, Manhattan renegotiated the $250,000 promissory note in which the amount of the promissory note was reduced to $200,000 and the maturity date was extended to February 15, 2012. This amount was paid on February 14, 2012 in full settlement of this note.

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

The 5% Notes and accrued and unpaid interest thereon are convertible at the option of the holder into Common Stock at the conversion price of $1,125 per share.  Ariston agreed to make quarterly payments on the 5% Notes equal to 50% of the net product cash flow received from the exploitation or commercialization of Ariston’s product candidates, AST-726 and AST-915.  The Company has no obligations under the 5% Notes aside from a) 50% of the net product cash flows from Ariston’s product candidates, if any, payable to noteholders; and b) the conversion feature, discussed above. Interest accrues monthly, is added to principal on an annual basis, every March 8, and is payable at maturity, which is March 8, 2015.

In connection with the Exchange Transaction in December 2011, the Company performed a valuation of the assets and liabilities of Manhattan immediately prior to the transaction. The cumulative liability including accrued and unpaid interest of these notes was approximately $16,876,000 immediately prior to the Exchange Transaction, and $17,727,000 and $16,883,000 at December 31, 2012 and 2011, respectively. As these notes payable are tied directly to net product cash flows derived from the preexisting products of the Company, this note and accrued interest was recorded at fair value of $3,287,700 as of the date of the Exchange Transaction. No payments have been made on these notes as of December 31, 2012. See Note 3 for further details.

ICON Convertible Note Payable

In connection with the merger with Ariston as discussed above, Ariston satisfied an account payable of $1,275,188 to ICON Clinical Research Limited (“ICON”) through the payment of $275,188 in cash and the issuance of a three-year 5% note payable (the “ICON Note”).  The principal was to be repaid in 36 monthly installments of $27,778 commencing in April 2010.  Interest was payable monthly in arrears.   On March 1, 2011 Ariston entered into an amended and restated convertible promissory note (the “Amended ICON Note”) with ICON. The principal terms of the Amended ICON Note are that monthly payments of principal and interest will be waived for the thirteen month period ended December 31, 2011 (the “Waiver Period”) in exchange for a single payment of $100,000 on March 31, 2011, an increase in the interest on the Amended ICON Note from 5% to 8% per annum during the Waiver Period and a balloon payment on January 31, 2012. The Amended ICON Note is convertible at the option of the holder into the Company’s common stock at the conversion price of $562.50 per share. During the year ended December 31, 2012, the Company recorded $61,571 of interest expense on the Amended ICON Note. As of December 31, 2012 and 2011, the principal amount of the Amended ICON Note was $677,778, of which the entire balance has been classified as current and is reflected as notes payable, current portion, net in the accompanying consolidated balance sheets. Interest payable on the Amended ICON Note was $123,511 and $61,941 as of December 31, 2012 and 2011, respectively, and is reflected as interest payable, current portion, net in the accompanying consolidated balance sheets. This note is currently in default as the Company did not make the balloon payment due on January 31, 2012, or any subsequent payments. The Company is currently attempting to negotiate a settlement or alternative arrangement in satisfaction of this note.

NOTE 7 – INCOME TAXES

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and the overall prospects of our business. Based upon management's assessment of all available evidence, we believe that it is more-likely-than-not that the deferred tax assets will not be realizable; and therefore, a valuation allowance has been established. The valuation allowance for deferred tax assets was approximately $36,271,000 and $29,408,000 as of December 31, 2012 and 2011, respectively.

As of December 31, 2012, we have U.S. net operating loss carryforwards (“NOLs”) of approximately $83,637,000. For income tax purposes, these NOLs will expire in various amounts through 2032. The Tax Reform Act of 1986 contains provisions which limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests. The Exchange Transaction with TG Bio may have resulted in a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended. Accordingly, a substantial portion of the Company’s NOLs above may be subject to annual limitations in reducing any future year’s taxable income.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented below.

	2012	2011
Deferred tax assets (liabilities):
Net operating loss carryforwards	$32,190,080	$27,611,000
Research and development credit	1,882,238	1,858,000
Non-cash compensation	3,051,920	1,735,000
Acquired in-process research and development	(1,202,556)	(2,220,000)
Foreign tax credit	330,000	--
Other	19,241	424,000
Deferred tax asset, excluding valuation allowance	36,270,923	29,408,000

Less valuation allowance	(36,270,923)	(29,408,000)
Net deferred tax assets	$--	$--

The Company recorded $330,000 in income tax expense for the year ended December 31, 2012, as a result of South Korean taxes withheld associated with the Ildong sublicense agreement (see Note 8). There was no current or deferred income tax expense for the year ended December 31, 2011. Income tax expense differed from amounts computed by applying the US federal income tax rate of 34% to pretax loss as follows:

	For the year ended December 31,
	2012	2011

Loss before income taxes, as reported in the consolidated statements of operations	$(25,852,952)	$(889,071)

Computed “expected” tax benefit	$(8,790,003)	$(302,284)

Increase (decrease) in income taxes resulting from:
Expected expense (benefit) from state and local taxes	(1,758,001)	(60,457)
Research and development credits	(75,000)	(75,000)
Other	230,643	(277)
Foreign tax withholding	330,000	--
Change in the balance of the valuation allowance for deferred tax assets	10,392,361	438,018
	$330,000	$--

We file income tax returns in the U.S Federal and various state and local jurisdictions. With certain exceptions, the Company is no longer subject to U.S. Federal and state income tax examinations by tax authorities for years prior to 2009. However, NOLs and tax credits generated from those prior years could still be adjusted upon audit.

The Company recognizes interest and penalties to uncertain tax position in income tax expense in the statement of operations. There was no accrual for interest and penalties related to uncertain tax positions for 2012. We do not believe that there will be a material change in our unrecognized tax positions over the next twelve months. All of the unrecognized tax benefits, if recognized, would be offset by the valuation allowance.

NOTE 8 – LICENSE AGREEMENTS

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

On January 30, 2012, TG Bio exercised the License Option and entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of ublituximab (the “License Agreement”). Under the License Agreement, we acquired the exclusive worldwide rights (exclusive of France/Belgium) for the development and commercialization of TG-1101 (ublituximab). To date, we have made no payments to LFB Group, who is eligible to receive payments of up to an aggregate of approximately $31.0 million upon our successful achievement of certain clinical development, regulatory and sales milestones, in addition to royalty payments on net sales of ublituximab. The license will terminate on a country by country basis upon the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated.

In connection with the License Agreement, our subsidiary TG Bio issued 7,368,000 shares of its common stock to LFB Group, and the Company agreed to contribute $15 million, less applicable fees and expenses associated with the financing, to TG Bio to fund the development of ublituximab under the License Agreement in exchange for 7,500,000 shares of TG Bio common stock. The Company recognized approximately $16,578,000 of noncash research and development expense during the year ended December 31, 2012 in connection with the issuance of these shares. In addition, in connection with this share issuance, the Company and TG Bio provided LFB Group the option to, in its sole discretion, elect to convert its shares of TG Bio common stock into 7,500,000 shares of the Company’s Common Stock. Furthermore, should LFB Group choose to exercise the option for Company Common Stock, the Board of Directors of the Company shall appoint an individual designated by LFB Group to serve as a director of the Company until the next annual meeting of the stockholders and until his or her successor has been duly elected. Thereafter the Board of Directors of the Company shall nominate a designee named by LFB Group for election at each annual meeting of the stockholders until such time as LFB Group owns less than 10% of the outstanding Company Common Stock.

On November 9, 2012, LFB Group exercised their right to exchange their TG Bio common stock for Company Common Stock. The Company and LFB Group entered into a Securities Exchange Agreement pursuant to which, LFB Group agreed to exchange its 7,500,000 shares of the common stock of TG Bio, for 5,000,000 shares of Company Common Stock, and a warrant to purchase an aggregate of 2,500,000 shares of Company Common Stock at a purchase price of $0.001 per share. In addition, upon the occurrence of certain financing conditions, the Securities Exchange Agreement requires LFB Group to purchase at least $750,000 in additional shares of Company Common Stock at a purchase price per share equal to the then current Market Price (as defined therein). In addition on November 9, 2012, in connection with the Securities Exchange Agreement, the Board of Directors (the “Board”) of the Company appointed Dr. Yann Echelard to the Board as LFB Group’s nominee. Dr. Echelard will serve as a director until his term expires at the 2013 annual meeting of stockholders, at which time he will stand for reelection by the Company’s stockholders. Effective November 9, 2012, in connection with the aforementioned Securities Exchange Agreement, TG Bio became a wholly owned subsidiary of the Company.

TG-1101 – Ildong Sublicense

In November 2012, we entered into an exclusive (within the territory) sublicense agreement with Ildong Pharmaceutical Co. Ltd, (“Ildong”) relating to the development and commercialization of ublituximab in South Korea and Southeast Asia. Under the terms of the sublicense agreement, Ildong has been granted a royalty bearing, exclusive right, including the right to grant sublicenses, to develop and commercialize ublituximab in South Korea, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Philippines, Vietnam, and Myanmar.

An upfront payment of $2,000,000, which was received in December 2012 net of $330,000 of income tax withheld, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement. The Company recorded license revenue of approximately $19,000 and $0 for the years ended December 31, 2012 and 2011, respectively, and, at December 31, 2012 and 2011, has deferred revenue of approximately $1,981,000 and $0, respectively, associated with this $2,000,000 payment (approximately $152,000 of which has been classified as a current liability at December 31, 2012).

The Company may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to the Company on net sales of TG-1101 in the sublicense territory.

TGR-1202

On August 15, 2012, the Company and Rhizen Pharmaceuticals S A (“Rhizen”) entered into an exclusive global agreement to collaborate on the development and commercialization of Rhizen’s lead product candidate (the “Collaboration Agreement”), a novel P13K delta inhibitor, (“TGR-1202”) (previously referred to as RP5264). The companies will jointly develop the product on a worldwide basis, excluding India, initially focusing on indications in the area of hematologic malignancies and autoimmune disease. Beyond TGR-1202, Rhizen would contribute backup molecules providing multiple opportunities for TG to develop differentiated therapies against hematologic cancers and autoimmune diseases.

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

In connection with the Collaboration Agreement, the Company incurred upfront milestone payments of $1,000,000 during the year ended December 31, 2012, which has been included in other research and development expenses in the accompanying consolidated financial statements. Rhizen is eligible to receive additional payments of up to $2,000,000 upon the successful achievement of certain clinical development milestones prior to entering profit and loss sharing for the TGR-1202 development program.  Pursuant to the terms of the Collaboration Agreement, should either of the exclusive license options be exercised, Rhizen would be eligible to receive up to an aggregate of $182.5 million upon the successful achievement of certain clinical development, regulatory, and sales based milestones in addition to royalties on net sales of TGR-1202.

NOTE 9 – JOINT VENTURE

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

On May 20, 2011, T&R filed an answer to the arbitration demand in which T&R asserted counterclaims against the Hedrin JV for alleged breaches by the Hedrin JV of the Hedrin License and for declaratory relief that the Hedrin License was properly terminated by T&R. In addition, T&R impleaded an individual (who is not associated with the Company), Nordic Biotech Venture Fund II K/S (an investment fund) and the Company, demanding arbitration against them based on alleged breaches of the Hedrin License and other related claims. In December 2011, the Company was removed by the arbitrator as a party to the arbitration. T&R is seeking damages of approximately $20,000,000.

The Hedrin JV and T&R held a mediation session in order to avoid the arbitration process. The mediation process did not produce a result. During 2011 Nordic made an additional capital contribution to the Hedrin JV in order to fund the arbitration. As a result of that capital contribution, as of December 31, 2011, the Company owned 13% interest in the Hedrin JV, and no further information has been available since that date. The arbitration process is ongoing.

NOTE 10 – RELATED PARTY TRANSACTIONS

On December 30, 2011, OPN Capital Markets (“OPNCM”) and its affiliated broker-dealer, National Securities Corporation (“NSC” and collectively with OPNCM, “National”), both affiliates of National Holdings Corporation (“National Holdings”), entered into a Placement Agency Agreement (the “PAA”) with the Company in connection with the initial closing of the 2011 Equity PIPE.  Pursuant to the PAA, National acted as the Company’s placement agent for 2011 Equity PIPE.

Until April 2012, Michael S. Weiss was a director and Non-Executive Chairman of the Board of Directors of National Holdings.  He is also a stockholder of National Holdings and, when combined with his ownership indirectly through Opus and its affiliates, beneficially owns approximately 6.7% of National Holdings, the parent company of NSC. Mr. Weiss disclaims such beneficial ownership other than to the extent of his pecuniary interest. In addition, at the time, Opus and NSC were parties to a 50/50 joint venture that shared profits from OPNCM, the investment banking division of NSC that was responsible for managing the Offering. This joint venture was dissolved in April 2012.

As placement agent, National received cash commissions equal to 10% of the gross proceeds of the 2011 Equity PIPE, five-year warrants to purchase shares of Company Preferred Stock equal to 10% of shares sold in the 2011 Equity PIPE, and a non-accountable expense allowance equal to two percent of the gross proceeds of the 2011 Equity PIPE for National’s expenses (not including up to $80,000 of National’s legal expenses and any blue sky fees, both of which the Company also reimbursed). In connection with the dissolution of the joint venture, in January 2013 National waived all rights to and surrendered to Opus the warrants discussed above. In addition to acting as placement agent, National provided advisory services in connection with the Exchange Transaction and received an advisory fee of $150,000 for such services.

Under the terms of the Company’s License Agreement with LFB Group, the Company utilizes LFB Group for certain development and manufacturing services. The Company incurred approximately $1,447,000 and $0 in such expenses during the years ended December 31, 2012 and 2011, respectively, which have been included in other research and development expenses in the accompanying consolidated statements of operations. As of December 31, 2012, the Company has approximately $56,000 recorded in accounts payable related to the aforementioned agreements with LFB Group. In conjunction with the development and manufacturing services discussed above, certain agreements between the Company and LFB Group require payments in advance of services performed or goods delivered. Accordingly, as of December 31, 2012, the Company recorded $1,719,828 in prepaid research and development for such advance payments.

In connection with the Collaboration Agreement with Rhizen in August 2012, the Company issued Opus 2,000,000 shares of Company common stock subject to certain vesting provisions based on the progress of the joint venture and future success of the products governed by the Collaboration Agreement. The issuance of the Company Common Stock was exempt from registration under the Securities Act of 1933 pursuant to Regulation D and Rule 506 promulgated thereunder. Accordingly, the securities have not been registered under the Securities Act, and until so registered, these securities may not be offered or sold in the United States absent registration or availability of an applicable exemption from registration. The Company recognized approximately $134,000 of noncash compensation (research and development) expense during the year ended December 31, 2012 in connection with the issuance of these shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2013

TG THERAPEUTICS, INC.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant on March 21, 2013, and in the capacities indicated:

Signatures	Title

/s/ Michael S. Weiss Michael S. Weiss	Executive Chairman, Interim Chief Executive Officer and President (principal executive officer)
/s/ Sean A. Power Sean A. Power	Chief Financial Officer (principal financial and accounting officer)
/s/ Laurence N. Charney Laurence N. Charney	Director
/s/ Yann Echelard Yann Echelard	Director
/s/ Neil Herskowitz Neil Herskowitz	Director
/s/ William J. Kennedy William J. Kennedy	Director
/s/ Mark Schoenebaum, M.D. Mark Schoenebaum, M.D.	Director

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.37	Sublicense Agreement between TG Biologics, Inc. and Ildong Pharmaceutical Co. Ltd., dated November 13, 2012.*

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment has been requested with respect to omitted portions of this exhibit.