Form 10-Q
period 2013-03-31
TG THERAPEUTICS, INC.
filed 2013-05-14
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
OR
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

Yes ☐  No ☒

There were 26,322,671 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 7, 2013.

TG THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

TABLE OF CONTENTS

		Page
SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS		3

PART I	FINANCIAL INFORMATION	4

Item 1	Financial Statements:	4

	Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	4

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 and the Cumulative Period ended March 31, 2013 (unaudited)	5

	Condensed Consolidated Statement of Equity for the three months ended March 31, 2013 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and the Cumulative Period ended March 31, 2013 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4	Controls and Procedures	23

PART II	OTHER INFORMATION	23

Item 1	Legal Proceedings	23

Item 1A	Risk Factors	23

Item 6	Exhibits	42

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.

(a Development Stage Company)

Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,188,167	$16,455,995
Prepaid research and development	2,375,138	1,990,759
Other current assets	225,440	29,128
Total current assets	17,788,745	18,475,882
Equipment, net	1,049	1,164
In-process research and development	2,797,600	2,797,600
Goodwill	799,391	799,391
Total assets	$21,386,785	$22,074,037

Liabilities and equity
Current liabilities:
Notes payable, current portion	$677,778	$677,778
Accounts payable and accrued expenses	1,387,882	1,117,397
Accrued compensation	115,500	145,000
Current portion of deferred revenue	152,381	152,381
Interest payable	139,421	123,511
Total current liabilities	2,472,962	2,216,067
Deferred revenue, net of current portion	1,790,476	1,828,571
Notes payable, less current portion, at fair value	2,424,260	2,479,098
Total liabilities	6,687,698	6,523,736
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value per share (10,000,000 shares authorized, 0 issued and outstanding as of March 31, 2013 and December 31, 2012)	—	—
Common stock, $0.001 par value per share (500,000,000 shares authorized, 26,322,671 and 25,820,738 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	26,323	25,821
Contingently issuable shares	6	6
Additional paid-in capital	37,356,700	34,534,805
Treasury stock, at cost, 13,526 shares at March 31, 2013 and December 31, 2012	(84,538)	(84,538)
Deficit accumulated in the development stage	(22,599,404)	(18,925,793)
Total equity	14,699,087	15,550,301
Total liabilities and equity	$21,386,785	$22,074,037

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

(a Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,		Cumulative period ended
	2013	2012	March 31, 2013

License revenue	$38,095	$—	$57,143

Costs and expenses:
Research and development:
Noncash stock expense associated with in-licensing agreement	—	16,578,000	16,875,000
Noncash compensation	354,703	—	810,512
Other research and development	1,215,202	163,353	5,239,667
Total research and development	1,569,905	16,741,353	22,925,179

General and administrative:
Noncash compensation	1,530,774	188,509	4,583,641
Other general and administrative	651,457	455,492	2,934,737
Total general and administrative	2,182,231	644,001	7,518,378

Impairment of in-process research and development	—	—	1,104,700

Total costs and expenses	3,752,136	17,385,354	31,548,257

Operating loss	(3,714,041)	(17,385,354)	(31,491,114)

Other (income) expense:
Interest income	(1,502)	(3,668)	(17,289)
Other income	—	—	(272,232)
Interest expense	231,472	220,149	1,144,313
Change in fair value of notes payable	(270,400)	(205,297)	(1,930,272)
Total other (income) expense	(40,430)	11,184	(1,075,480)

Loss before income taxes	(3,673,611)	(17,396,538)	(30,415,634)

Income taxes	—	—	330,000
Consolidated net loss	(3,673,611)	(17,396,538)	(30,745,634)

Net loss attributable to non-controlling interest	—	(7,140,448)	(8,146,230)
Net loss attributable to TG Therapeutics, Inc. and Subsidiaries	$(3,673,611)	$(10,256,090)	$(22,599,404)

Basic and diluted net loss per common share	$(0.17)	$(2.03)

Weighted average shares used in computing basic and diluted net loss per common share	21,953,803	5,061,399

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

(a Development Stage Company)

Condensed Consolidated Statement of Equity for the three months ended March 31, 2013 (Unaudited)

	Preferred stock		Common stock		Contingently issuable	Additional paid-in	Treasury Stock		Deficit accumulated in the development
	Shares	Amount	Shares	Amount	shares	capital	Shares	Amount	stage	Total
Balance at January 1, 2013	—	$—	25,820,738	$25,821	$6	$34,534,805	13,526	$(84,538)	$(18,925,793)	$15,550,301
Issuance of common stock in connection with exercise of warrants			416,409	416		936,504				936,920
Issuance of restricted stock			85,524	86		(86)				—
Compensation in respect of restricted stock granted to employees, directors and consultants						1,885,477				1,885,477

Net loss									(3,673,611)	(3,673,611)
Balance at March 31, 2013	—	$—	26,322,671	$26,323	$6	$37,356,700	13,526	$(84,538)	$(22,599,404)	$14,699,087

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

(a Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,		Cumulative period ended
	2013	2012	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES

Consolidated net loss	$(3,673,611)	$(17,396,538)	$(30,745,634)
Adjustments to reconcile consolidated net loss to cash used in operating activities:
Stock compensation expense	1,885,477	188,509	5,394,153
Noncash stock expense associated with in-licensing agreement	—	16,578,000	16,875,000
Impairment of in-process research and development	—	—	1,104,700
Depreciation	115	—	350
Change in fair value and accrued interest of notes payable	(54,838)	—	(870,537)
Changes in assets and liabilities, net of effects of acquisition:
(Increase) decrease in other current assets	(580,691)	8,147	(2,509,808)
Increase (decrease) in accounts payable and accrued expenses	240,985	(254,604)	1,245,052
Increase in interest payable	15,910	14,852	84,578
(Decrease) increase in deferred revenue	(38,095)	—	1,942,857
Net cash used in operating activities	(2,204,748)	(861,634)	(7,479,289)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	—	—	(1,399)
Cash acquired in connection with acquisition	—	—	10,386
Net cash provided by investing activities	—	—	8,987

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the exercise of warrants	936,920	—	936,920
Payments of short-term loans	—	(200,000)	(200,001)
Proceeds from sale of common stock, net	—	—	9,824,682
Proceeds from sale of preferred stock, net	—	12,257,309	12,257,309
Offering costs paid	—	(20,416)	(75,903)
Purchase of treasury stock	—	—	(84,538)
Net cash provided by financing activities	936,920	12,036,893	22,658,469

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,267,828)	11,175,259	15,188,167

Cash and cash equivalents at beginning of period	16,455,995	9,748,491	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,188,167	$20,923,750	$15,188,167

NONCASH TRANSACTIONS
Conversion of notes payable to preferred stock	$—	$—	$55,271
Accrued financing costs	$—	$55,487	$61,138

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are a biopharmaceutical company focused on the acquisition, development and commercialization of innovative and medically important pharmaceutical products for the treatment of cancer and other underserved therapeutic needs. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest, funding their research and development and eventually either out-licensing or bringing the technologies to market. Currently, the Company is developing therapies for hematologic malignancies: TG-1101 (ublituximab), a novel, third generation monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes; and TGR-1202, an orally available PI3K delta inhibitor. We also hold the development rights to AST-726, a nasally delivered product for the treatment of Vitamin B12 deficiency.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Liquidity and Capital Resources

We have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2013, we have an accumulated deficit of $22,599,404.

Our major sources of cash have been proceeds from the private placement of equity securities, the upfront payment from our Sublicense Agreement with Ildong Pharmaceutical Co. Ltd. (“Ildong”), and warrant exercises. We have not yet commercialized any of our drug candidates and cannot be sure if we will ever be able to do so. Even if we commercialize one or more of our drug candidates, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to obtain regulatory approval for our drug candidates, successfully complete any post-approval regulatory obligations and successfully commercialize our drug candidates alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

As of March 31, 2013, we had $15,188,167 in cash and cash equivalents. We currently anticipate that our cash and cash equivalents to be sufficient to fund our anticipated operating cash requirements for approximately 15-18 months from March 31, 2013. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

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

Basic and Diluted Net (Loss) Income Per Share of Common Stock

Basic net income (loss) per share of Common Stock is calculated by dividing net income (loss) applicable to the Common Stock by the weighted-average number of the Common Stock outstanding for the period. Diluted net loss per share of Common Stock is the same as basic net income (loss) per share of Common Stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because the Company incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented. The amounts of potentially dilutive securities excluded from the calculation were 10,415,859 and 14,154,452 at March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013 and 2012, the Company incurred a net loss; therefore, all of the dilutive securities are excluded from the computation of diluted earnings per share.

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

As of March 31, 2013 and December 31, 2012, the fair values of cash and cash equivalents, and notes and interest payable approximate their carrying value.

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

In connection with the Exchange Transaction in December 2011, the Company performed a valuation of the assets and liabilities of Manhattan immediately prior to the transaction. The cumulative liability including accrued and unpaid interest of these notes was approximately $16,876,000 immediately prior to the Exchange Transaction, $17,727,000 at December 31, 2012, and $17,943,000 at March 31, 2013. As these notes payable are tied directly to net product cash flows derived from the preexisting products of the Company, this note and accrued interest was recorded at fair value of $3,287,700 as of the date of the Exchange Transaction. No payments have been made on these notes as of March 31, 2013.

We elected the fair value option for valuing the 5% Notes upon the completion of the reverse merger with TG Bio, as discussed above. The Company elected the fair value option in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

The valuation methods used to estimate the 5% Notes’ fair value was a discounted cash flow model, where the expected cash flows of AST-726 is discounted to the present using a yield that incorporates compensation for the probability of success in clinical development and marketing, among other factors. The discount rate used in this discounted cash flow model approximated 20% at December 31, 2012 and March 31, 2013. The assumptions, assessments and projections of future revenues are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our consolidated financial statements.

The following table provides the fair value measurements of applicable financial liabilities as of December 31, 2012 and March 31, 2013:

	Financial liabilities at fair value as of December 31, 2012
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$2,479,098	$2,479,098
Totals	$—	$—	$2,479,098	$2,479,098

	Financial liabilities at fair value as of March 31, 2013
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$2,424,260	$2,424,260
Totals	$—	$—	$2,424,260	$2,424,260

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

The following table summarizes the changes in Level 3 instruments during the three months ended March 31, 2013:

Fair value at December 31, 2012	$2,479,098
Interest accrued on face value of 5% Notes	215,562
Change in fair value of Level 3 liabilities	(270,400)
Fair value at March 31, 2013	$2,424,260

The change in the fair value of the Level 3 liabilities is reported in other (income) expense in the accompanying condensed consolidated statement of operations.

NOTE 3 - STOCKHOLDERS' EQUITY

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

Equity Incentive Plans

Shares available for the issuance of stock options or other stock-based awards under our stock option and incentive plans were 1,966,733 shares at March 31, 2013.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2013:

	Number of shares	Weighted- average exercise price	Weighted- average Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2012	46,904	$61.08	9.44	$—
Granted	—	—
Exercised	—	—
Forfeited	(313)	2,249.85
Expired	—	—
Outstanding at March 31, 2013	46,591	$46.37	9.26	$46,000

Vested and expected to vest at March 31, 2013	591	$3,313.30	2.33	$—
Exercisable at March 31, 2013	591	$3,313.30	2.33	$—

As of March 31, 2013, the total compensation cost related to unvested time-based option awards not yet recognized was $0. This amount does not include, as of March 31, 2013, 46,000 non-employee options outstanding which are milestone-based and vest upon certain corporate milestones. Stock-based compensation will be measured and recorded if and when a milestone occurs.

Restricted Stock

Certain employees have been awarded restricted Company Preferred Stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted share activity for the three months ended March 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	6,614,243	$4.49
Granted	85,524	6.10
Vested	(287,500)	2.25
Forfeited	—	—
Outstanding at March 31, 2013	6,412,267	$4.62

Total expense associated with restricted stock grants was $1,885,477 during the three months ended March 31, 2013. As of March 31, 2013, there was approximately $8,627,000 of total unrecognized compensation cost related to unvested time based restricted stock, which is expected to be recognized over a weighted-average period of 2.6 years. This amount does not include, as of March 31, 2013, 1,517,500 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones; and 2,580,000 shares of restricted stock outstanding issued to non-employees. Milestone based non-cash compensation expense will be measured and recorded if and when a milestone occurs.

Warrants

The following table summarizes warrant activity for the three months ended March 31, 2013:

	Warrants	Weighted- average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2012	6,781,007	1.58	$14,563,539
Issued	—	—
Exercised	(416,409)	2.25
Expired	—	—
Outstanding at March 31, 2013	6,364,598	$1.53	$25,411,153

Stock-Based Compensation

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The Company did not grant any stock options during the three months ended March 31, 2013.

The following table summarizes stock-based compensation expense information about stock options and restricted stock for the three months ended March 31, 2013:

Stock-based compensation expense associated with restricted stock	$1,885,477
Stock-based compensation expense associated with option grants	—
$1,885,477

NOTE 4 – NOTES PAYABLE

The following is a summary of notes payable:

	March 31, 2013			December 31, 2012
	Current portion, net	Non- current portion, net	Total	Current portion, net	Non- current portion, net	Total
Convertible 5% Notes Payable	$-	$2,424,260	$2,424,260	$-	$2,479,098	$2,479,098
ICON Convertible Note	677,778	-	677,778	677,778	-	677,778
Total	$677,778	$2,424,260	$3,102,038	$677,778	$2,479,098	$3,156,876

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

In connection with the Exchange Transaction in December 2011, the Company performed a valuation of the assets and liabilities of Manhattan immediately prior to the transaction. The cumulative liability including accrued and unpaid interest of these notes was approximately $16,876,000 immediately prior to the Exchange Transaction, $17,727,000 at December 31, 2012, and $17,943,000 at March 31, 2013. As these notes payable are tied directly to net product cash flows derived from the preexisting products of the Company, this note and accrued interest was recorded at fair value as of the date of the Exchange Transaction. No payments have been made on these notes as of March 31, 2013. See Note 2 for further details.

ICON Convertible Note Payable

In connection with the merger with Ariston as discussed above, Ariston satisfied an account payable of $1,275,188 to ICON Clinical Research Limited (“ICON”) through the payment of $275,188 in cash and the issuance of a three-year 5% note payable (the “ICON Note”).  The principal was to be repaid in 36 monthly installments of $27,778 commencing in April 2010.  Interest was payable monthly in arrears.   On March 1, 2011, Ariston entered into an amended and restated convertible promissory note (the “Amended ICON Note”) with ICON. The principal terms of the Amended ICON Note are that monthly payments of principal and interest will be waived for the thirteen month period ended December 31, 2011 (the “Waiver Period”) in exchange for a single payment of $100,000 on March 31, 2011, an increase in the interest on the Amended ICON Note from 5% to 8% per annum during the Waiver Period and a balloon payment on January 31, 2012. The Amended ICON Note is convertible at the option of the holder into the Company’s Common Stock at the conversion price of $562.50 per share. During the three months ended March 31, 2013, the Company recorded $15,910 of interest expense on the Amended ICON Note. At March 31, 2013, the principal amount of the Amended ICON Note was $677,778, of which the entire balance has been classified as current, and interest payable on the Amended ICON Note was $139,421. This note is currently in default as the Company did not make the balloon payment due on January 31, 2012, or any subsequent payments. The Company is currently attempting to negotiate a settlement or alternative arrangement in satisfaction of this note.

NOTE 5 – LICENSE AGREEMENTS

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

An upfront payment of $2,000,000, which was received in December 2012 net of $330,000 of foreign income tax withheld, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated. The upfront payment will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement. The Company recorded license revenue of approximately $38,000 for the three months ended March 31, 2013, and has deferred revenue of approximately $1,943,000 associated with this $2,000,000 payment (approximately $152,000 of which has been classified as a current liability) at March 31, 2013.

The Company may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to the Company on net sales of TG-1101 in the sublicense territory.

NOTE 6 – RELATED PARTY TRANSACTIONS

On January 30, 2012, the Company entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of ublituximab (the “License Agreement”). In connection with the License Agreement LFB Group was issued 5,000,000 shares of Company Common Stock, and a warrant to purchase 2,500,000 shares of Company Common Stock at a purchase price of $0.001 per share. In addition, on November 9, 2012 the Company nominated Dr. Yann Echelard to the Company’s Board of Directors as LFB Group’s nominee. LFB Group maintains the right to nominate a board member until such time as LFB Group owns less than 10% of the outstanding Company Common Stock.

 Under the terms of the Company’s License Agreement with LFB Group, the Company utilizes LFB Group for certain development and manufacturing services. The Company incurred approximately $357,000 in such expenses during the three months ended March 31, 2013, which have been included in other research and development expenses in the accompanying consolidated statements of operations. As of March 31, 2013, the Company has approximately $798,000 recorded in accounts payable related to the aforementioned agreements with LFB Group. In conjunction with the development and manufacturing services discussed above, certain agreements between the Company and LFB Group require payments in advance of services performed or goods delivered. Accordingly, as of March 31, 2013, the Company recorded $2,147,985 in prepaid research and development for such advance payments.

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

You should read the following discussion and analysis in conjunction with the unaudited consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2012.

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of innovative and medically important pharmaceutical products for the treatment of cancer and other underserved therapeutic needs. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest, funding their research and development and eventually either out-licensing or bringing the technologies to market. Currently, the company is developing two therapies for hematologic malignancies: TG-1101 (ublituximab), a novel, third generation monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes; and TGR-1202, an orally available PI3K delta inhibitor.

We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates.

TG-1101 (ublituximab)

Overview

TG-1101 (formerly “LFB-R603”) is a chimeric monoclonal antibody with the generic name “ublituximab” that targets a unique epitope on the CD20 antigen found on the surface of B-lymphocytes developed to aid in the depletion of circulating B-cells. We hold exclusive worldwide rights (except France/Belgium) to develop and commercialize ublituximab for all indications.

Multiple preclinical studies both in vitro and in vivo produced data that support the activity and potency of ublituximab as an efficient and selective B-cell targeting anti-CD20 antibody with the ability to effectively deplete B lymphocytes in both malignant laboratory cell models as well as non-Hodgkin’s Lymphoma (NHL) and Chronic Lymphocytic Leukemia (CLL) patient donor cell lines.

Generally, anti-CD20 antibodies are believed to exert their B-cell depleting effects through three primary mechanisms: antibody dependent cell-mediated cytotoxicity (“ADCC”), complement dependent cytotoxicity (“CDC”), and direct or programmed cell death (“DCD” or “PCD”). Ublituximab has been specifically bio-engineered to enhance ADCC activity, which increases its ability to deplete B-cells and may improve its anti-cancer effects as compared to Rituxan®, the leading anti-CD20 monoclonal antibody, which had worldwide sales in 2011 of approximately $7 billion.

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

Two Phase I/II trials with ublituximab are currently ongoing, as follows:

TG-1101-101

Our first US based trial was launched in the 3rd quarter of 2012. The trial, entitled "An Open Label Phase I/II Trial of the Efficacy and Safety of Ublituximab in Patients with B-cell Non-Hodgkin Lymphoma who have Relapsed or are Refractory After CD20 Directed Antibody Therapy," is enrolling up to 15 patients total into 4 dose escalation cohorts (450, 600, 900 and 1200 mg). Cohort expansions to confirm safety and efficacy have been included at higher doses prior to entering patients into the Phase 2 portion. Patients will be stratified by subtype of B-cell Lymphoma, including Follicular Lymphoma, Diffuse Large B-cell Lymphoma, Marginal Zone Lymphoma and other NHL subtypes, with a recent amendment to include CLL and primary Central Nervous System (CNS) lymphoma. All enrolled patients will be relapsed or refractory to Rituxan® or a Rituxan® containing regimen, and in most cases multiple other lines of therapy. Dr. Owen O'Connor, Professor of Medicine and Director, Center for Lymphoid Malignancies at New York Presbyterian Columbia Medical Center is the Principal Investigator for the multi-center study.

We have currently completed enrollment in the first 3 cohorts (450mg, 600mg and 900mg), with enrollment in the 1200 mg cohort ongoing. To date, no dose-limiting-toxicities have been observed. Based on responses seen at all dose levels, we decided to expand the 900mg cohort to include up to an additional 20 patients. In addition, we have opened an expansion cohort for enrollment of patients with CLL at a dose of 600mg.

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

Currently we are dosing patients at 600mg of TG-1101 in combination with Revlimid® starting at 10mg. If tolerated, patients may have their Revlimid® dose increased in 5mg increments per cycle to a maximum dose of 20mg for patients with NHL and 15mg for patients with CLL. Assuming no dose-limiting toxicities are observed, the dose of TG-1101 will be escalated in later cohorts to 900mg and potentially higher, with similar dose titration for Revlimid®.

TGR-1202

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

TGR-1202 is an orally available PI3K delta inhibitor with nanomolar potency to the delta isoform and high selectivity over the alpha, beta, and gamma isoforms. TGR-1202 has demonstrated activity in several pre-clinical models and primary cells from patients with hematologic malignancies.

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

In January 2013, the Company initiated a Phase I, open label, multi-center, first-in-human clinical trial of TGR-1202 in patients with hematologic malignancies. The study entitled TGR-1202-101, "A Phase I Dose Escalation Study Evaluating the Safety and Efficacy of TGR-1202 in Patients with Relapsed or Refractory Hematologic Malignancies," is being run in collaboration with the Sarah Cannon Research Institute in Nashville, TN, and will enroll approximately 30 patients during the initial dose escalation phase, followed by up to an additional 30 patients in an expansion phase once the optimal dose has been determined. Enrollment is open to patients with relapsed or refractory NHL, CLL, and Peripheral T-Cell Lymphoma ("PTCL"). Michael R. Savona, MD, the Director of Leukemic Research, Sarah Cannon Research Institute, is acting as Study Chair for the Phase I study. As of May 2013, TGR-1202-101 is ongoing and enrolling patients in the dose escalation component of the Phase I study.

We have completed enrollment of the first dose cohort (50mg, one time per day). Provided no patients experience dose limiting toxicities, additional cohorts evaluating sequentially higher doses of TGR-1202 are planned. We anticipate following completion of the initial cohorts, we will be able to analyze the preliminary pharmacokinetic data (“PK data”) to determine whether the dosing regimen of TGR-1202 requires modification in further dose escalation cohorts. We also believe the PK data may provide us preliminary information about the drug properties of TGR-1202 and whether further human study of TGR-1202 is warranted. There can be no assurances given that TGR-1202 will exhibit sufficient pharmaceutical properties following review of the preliminary PK data to support further development of TGR-1202 or that such PK data will be conclusive in any manner to provide assurances that the pharmaceutical properties are adequate. While we do have potential back-up compounds, if we decide to terminate the development of TGR-1202 following review of the PK data, then our PI3K Delta program would be significantly delayed or terminated.

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

GENERAL CORPORATE

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

RESULTS OF OPERATIONS

Three months ended March 31, 2013

License Revenue. License revenue was $38,095 for the three months ended March 31, 2013, as compared to $0 in the comparable period in 2012. License revenue for the three months ended March 31, 2013 was related to the amortization of an upfront payment of $2.0 million associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Non-cash Stock Expense Associated with In-licensing Agreement. Non-cash stock expense associated with in-licensing agreement totaled $16,578,000 for the three months ended March 31, 2012. This expense was related to a one-time non-cash expense of $16,578,000 recorded in conjunction with the stock issued to LFB Group for the license to TGTX-1101.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants equaled $354,703 for the three months ended March 31, 2013, as compared to $0 during the comparable period in 2012. The noncash compensation expense was related to the period’s expense for restricted stock grants to research and development personnel.

Other Research and Development Expenses. Other research and development expenses increased by $1,051,849 to $1,215,202 for the three months ended March 31, 2013, as compared to $163,353 for the three months ended March 31, 2012. The increase in other research and development expenses was due primarily the commencement of the Company’s clinical development programs for TG-1101 and TGR-1202. We expect our other research and development costs to increase for the remainder of 2013 due primarily to the enrollment of additional patients on our clinical trials.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense (general and administrative) related to equity incentive grants increased by $1,342,265 to $1,530,774 for the three months ended March 31, 2013, as compared to $188,509 for the three months ended March 31, 2012. The increase in non-cash compensation expense (general and administrative) was primarily due to the vesting of certain milestone based restricted stock awards during the three months ended March 31, 2013.

Other General and Administrative Expenses. Other general and administrative expenses increased by $195,965 to $651,457 for the three months ended March 31, 2013, as compared to $455,492 for the three months ended March 31, 2012. The increase was due primarily to increased general and administrative expenses, including legal expenses. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2013.

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

As of March 31, 2013, we had $15,188,167 in cash and cash equivalents. We currently anticipate that our cash and cash equivalents as of March 31, 2013 to be sufficient to fund our anticipated operating cash requirements for approximately 15-18 months from March 31, 2013. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Cash used in operating activities for the three months ended March 31, 2013 was $2,204,748, as compared to $861,634 for the three months ended March 31, 2012. The increase in cash used in operating activities was due primarily to increased expenditures associated with our clinical development programs for TG-1101 and TGR-1202.

For the three months ended March 31, 2013, net cash provided by financing activities of $936,920 related to proceeds from the exercise of warrants. For the three months ended March 31, 2012, net cash provided by financing activities of $12,036,893 related primarily to net proceeds from the issuance of the Company’s preferred stock, partially offset by the repayment of a short-term loan.

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

Accounting Related to Goodwill. As of March 31, 2013 and December 31, 2012, there was approximately $799,391 of goodwill on our consolidated balance sheets. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

The valuation methods used to estimate the 5% Notes’ fair value is a discounted cash flow model, where the expected cash flows of AST-726 and AST-915 are discounted to the present using a yield that incorporates compensation for the probability of success in clinical development and marketing, among other factors. The discount rate used in this discounted cash flow model approximated 20% at December 31, 2012 and March 31, 2013. The assumptions, assessments and projections of future revenues are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of March 31, 2013, our portfolio of financial instruments consists of cash equivalents, including bank deposits. Due to the short-term nature of our investments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

During the quarter ended March 31, 2013, management utilized additional personnel and external advisors in the review of various aspects of the Company’s financial reporting to remediate the material weakness in internal control over financial reporting that existed as of December 31, 2012. This material weakness was primarily related to an inadequate segregation of duties, as all financial and accounting duties were performed by our Chief Financial Officer. Management plans to hire additional accounting personnel in the second quarter of 2013.

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

As of March 31, 2013, the Company has 6 full and part time employees. Over time, we will need to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue research and development activities, and commercialize our product candidates. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth, and various projects requires that we:

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

These risks and uncertainties include the following:

•	the patent applications that we or our partners file may not result in any patents being issued;
•	patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked or circumvented, or otherwise may not provide any competitive advantage;

•	as of March 16, 2013, the U.S. converted from a “first to invent” to a “first to file” system. Going forward, if we do not win the filing race, we will not be entitled to inventive priority;
•	our competitors, many of which have substantially greater resources than we do, and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate its ability to make, use, and sell our potential products either in the United States or in international markets;
•	there may be significant pressure on the U.S. government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful as a matter of public policy regarding worldwide health concerns; and
•	countries other than the United States may have less restrictive patent laws than those upheld by United States courts, allowing foreign competitors the ability to exploit these laws to create, develop, and market competing products.

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
36

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

As of March 31, 2013, we had net cash on hand of approximately $15,188,000. We believe that our cash on hand will sustain our operations for the next 15-18 months. As a result, we will need additional capital to continue our operations beyond that time. We will need to seek additional sources of financing in the future, which might not be available on favorable terms, if at all, to continue our operations. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned preclinical and clinical trials or obtain approval of any of our product candidates from the FDA or any foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of the Company’s equity securities, which would have a dilutive effect on your holdings of our capital stock.

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

The Company has never been profitable, and, as of March 31, 2013, we had an accumulated deficit of approximately $22,599,000. We have generated operating losses in all periods since the Company was incorporated. We expect to make substantial expenditures resulting in increasing operating costs in the future and our accumulated deficit may increase significantly as we expand development and clinical trial efforts for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Our directors, executive officers, their affiliates, and our principal stockholders beneficially own approximately 60% percent of our outstanding voting stock, including shares underlying outstanding options and warrants. Our directors, officers and principal stockholders, taken as a whole, have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues submitted to our stockholders.

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

Our common stock, par value $0.001 per share (the “Common Stock”), is quoted on the OTC Bulletin Board under the symbol "TGTX." There is a limited trading market for our Common Stock which negatively impacts the liquidity of our Common Stock not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for the Common Stock, the ability of holders of our Common Stock to sell the Common Stock, or the prices at which holders may be able to sell the Common Stock. While we have applied for listing on the NASDAQ Capital Market, no assurance can be given as to when, if ever, our common stock will be accepted for listing by NASDAQ.

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

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

3.1	Amended and Restated Certificate of Incorporation, of TG Therapeutics, Inc. dated April 26, 2012 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

3.2	Restated Bylaws of TG Therapeutics, Inc. dated May 14, 2012 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2013.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2013.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2013.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: May 14, 2013	By:	/s/ Sean A. Power
Chief Financial Officer

Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2013.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2013.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2013.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2013.

