Form 10-K/A
period 2012-12-31
TG THERAPEUTICS, INC.
filed 2013-06-10
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number 1-32639

TG THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3898269 (I.R.S. Employer Identification No.)

787 Seventh Avenue New York, New York (Address of principal executive offices)	10019 (Zip Code)

Registrant’s telephone number, including area code: (212) 554-4484

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.001 Per Share (Title of Class)	NASDAQ Capital Market (Name of Each Exchange on Which Registered)

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

EXPLANATORY NOTE

TG THERAPEUTICS, INC. (the “Company”) is filing this amendment (the “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”), filed with the U.S. Securities and Exchange Commission on March 21, 2013, solely to correct an error in the exhibits. Exhibit 10.37 of the Form 10-K, which is the subject of a confidential treatment request, was not filed in its entirety, and excluded certain exhibits. The license agreement is now being filed in full with this 10-K/A.

This Form 10-K/A should be read in conjunction with the original Form 10-K, which continues to speak as of the date of the Form 10-K. Except as specifically noted above, this Form 10-K/A does not modify or update disclosures in the original Form 10-K. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related or other disclosures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 10, 2013

TG THERAPEUTICS, INC.

By:	/s/ Sean A. Power
Sean A. Power
Chief Financial Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant on June 10, 2013, and in the capacities indicated:

Signatures	Title

/s/ Michael S. Weiss*	Executive Chairman, Interim Chief Executive Officer and President
Michael S. Weiss	(principal executive officer)

/s/ Sean A. Power	Chief Financial Officer
Sean A. Power	(principal financial and accounting officer)

/s/ Laurence N. Charney*	Director
Laurence N. Charney

/s/ Yann Echelard*	Director
Yann Echelard

/s/ Neil Herskowitz*	Director
Neil Herskowitz

/s/ William J. Kennedy*	Director
William J. Kennedy

/s/ Mark Schoenebaum, M.D.*	Director
Mark Schoenebaum, M.D.

*/s/ Sean A. Power

Attorney in Fact

F-4

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.37	Sublicense Agreement between TG Biologics, Inc. and Ildong Pharmaceutical Co. Ltd., dated November 13, 2012.*

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to omitted portions of this exhibit.