Form 10-Q
period 2013-06-30
TG THERAPEUTICS, INC.
filed 2013-08-09
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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

Yes ☐ No ☒

There were 33,276,940 shares of the registrant’s common stock, $0.001 par value, outstanding as of July 29, 2013.

TG THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

TABLE OF CONTENTS

		Page

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS		3

PART I	FINANCIAL INFORMATION	4

Item 1	Financial Statements:	4

	Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	4

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 and the Cumulative Period ended June 30, 2013 (unaudited)	5

	Condensed Consolidated Statement of Equity for the six months ended June 30, 2013 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and the Cumulative Period ended June 30, 2013 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4	Controls and Procedures	25

PART II	OTHER INFORMATION	26

Item 1	Legal Proceedings	26

Item 1A	Risk Factors	26

Item 6	Exhibits	43

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.

(a Development Stage Company)

Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$13,416,952	$16,455,995
Prepaid research and development	615,331	1,990,759
Other current assets	136,712	29,128
Total current assets	14,168,995	18,475,882
Equipment, net	2,527	1,164
In-process research and development	2,797,600	2,797,600
Goodwill	799,391	799,391
Other assets	90,058	-
Total assets	$17,858,571	$22,074,037

Liabilities and equity
Current liabilities:
Notes payable, current portion	$677,778	$677,778
Accounts payable and accrued expenses	2,247,518	1,117,397
Accrued compensation	232,750	145,000
Current portion of deferred revenue	152,381	152,381
Interest payable	155,829	123,511
Total current liabilities	3,466,256	2,216,067
Deferred revenue, net of current portion	1,752,381	1,828,571
Notes payable, less current portion, at fair value	2,364,816	2,479,098
Total liabilities	7,583,453	6,523,736
Commitments and contingencies

Equity:
Preferred stock, $0.001 par value per share (10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2013 and December 31, 2012)	--	--
Common stock, $0.001 par value per share (500,000,000 shares authorized, 26,735,466 and 25,820,738 shares issued, 26,721,940 and 25,807,212 shares outstanding at June 30, 2013 and December 31, 2012, respectively)	26,735	25,821
Contingently issuable shares	6	6
Additional paid-in capital	39,516,871	34,534,805
Treasury stock, at cost, 13,526 shares at June 30, 2013 and December 31, 2012	(84,538)	(84,538)
Deficit accumulated in development stage	(29,183,956)	(18,925,793)
Total equity	10,275,118	15,550,301

Total liabilities and equity	$17,858,571	$22,074,037

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

(a Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Cumulative period ending
	2013	2012	2013	2012	June 30, 2013

License revenue	$38,095	$--	$76,190	$--	$95,238

Costs and expenses:
Research and development:
Noncash stock expense associated with in-licensing agreement	--	--	--	16,578,000	16,875,000
Noncash compensation	366,168	109,198	720,871	109,198	1,176,680
Other research and development	4,661,455	1,536,896	5,876,657	1,700,249	9,901,122
Total research and development	5,027,623	1,646,094	6,597,528	18,387,447	27,952,802

General and administrative:
Noncash compensation	1,007,600	1,062,793	2,538,374	1,251,302	5,591,241
Other general and administrative	631,637	396,043	1,283,094	851,535	3,566,374
Total general and administrative	1,639,237	1,458,836	3,821,468	2,102,837	9,157,615

Impairment of in-process research and development	--	--	--	--	1,104,700

Total costs and expenses	6,666,860	3,104,930	10,418,996	20,490,284	38,215,117

Operating loss	(6,628,765)	(3,104,930)	(10,342,806)	(20,490,284)	(38,119,879)

Other (income) expense:
Interest income	(1,177)	(4,092)	(2,679)	(7,760)	(18,466)
Other income	--	(272,232)	--	(272,232)	(272,232)
Interest expense	240,014	228,109	471,486	448,258	1,384,327
Change in fair value of notes payable	(283,050)	(482,556)	(553,450)	(687,853)	(2,213,322)
Total other income	(44,213)	(530,771)	(84,643)	(519,587)	(1,119,693)

Loss before income taxes	(6,584,552)	(2,574,159)	(10,258,163)	(19,970,697)	(37,000,186)

Income taxes	--	--	--	--	330,000
Consolidated net loss	(6,584,552)	(2,574,159)	(10,258,163)	(19,970,697)	(37,330,186)

Net loss attributable to noncontrolling interest	--	(679,506)	--	(7,819,954)	(8,146,230)
Net loss attributable to TG Therapeutics, Inc. and subsidiaries	$(6,584,552)	$(1,894,653)	$(10,258,163)	$(12,150,743)	$(29,183,956)

Basic and diluted net loss per common share	$(0.29)	$(0.16)	$(0.46)	$(1.44)

Weighted average shares used in computing basic and diluted net loss per common share	22,483,394	11,777,563	22,213,335	8,419,481

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

(a Development Stage Company)

Condensed Consolidated Statement of Equity
for the six months ended June 30, 2013 (Unaudited)

	Preferred stock		Common stock		Contingently issuable	Additional paid-in	Treasury Stock		Deficit accumulated in the development
	Shares	Amount	Shares	Amount	shares	capital	Shares	Amount	stage	Total
Balance at January 1, 2013	--	$--	25,820,738	$25,821	$6	$34,534,805	13,526	$(84,538)	$(18,925,793)	$15,550,301
Issuance of common stock in connection with exercise of warrants			766,105	766		1,722,970				1,723,736
Issuance of common stock in connection with cashless exercise of warrants			1,579	1		(2)				(1)
Issuance of restricted stock			147,044	147		(147)				--
Compensation in respect of restricted stock and stock options granted to employees, directors and consultants						3,259,245				3,259,245
Net loss									(10,258,163)	(10,258,163)
Balance at June 30, 2013	--	$--	26,735,466	$26,735	$6	$39,516,871	13,526	$(84,538)	$(29,183,956)	$10,275,118

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

(a Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,		Cumulative period ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2013	2012	2013

Consolidated net loss	$(10,258,163)	$(19,970,697)	$(37,330,186)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Stock compensation expense	3,259,245	1,360,500	6,767,921
Noncash stock expense associated with in-licensing agreement	--	16,578,000	16,875,000
Impairment of in-process research and development	--	--	1,104,700
Depreciation	309	--	544
Change in fair value of notes payable	(114,282)	(269,597)	(929,981)
Changes in assets and liabilities, net of effects of acquisition:
Decrease (increase) in other current assets	1,267,843	(2,313)	(661,274)
Increase in other assets	(90,058)	--	(90,058)
Increase in accounts payable and accrued expenses	1,217,871	912,685	2,221,938
Increase in interest payable	32,318	30,003	100,986
(Decrease) increase in deferred revenue	(76,190)	--	1,904,762

Net cash used in operating activities	(4,761,107)	(1,361,419)	(10,035,648)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment	(1,672)	(1,399)	(3,071)
Cash acquired in connection with acquisition	--	--	10,386
Net cash (used in) provided by investing activities	(1,672)	(1,399)	7,315

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrants	1,723,736	--	1,723,736
Payments of short-term loans	--	(200,000)	(200,001)
Proceeds from sale of common stock, net	--	--	9,824,682
Proceeds from sale of preferred stock, net	--	12,257,309	12,257,309
Offering costs paid	--	(75,903)	(75,903)
Purchase of treasury stock	--	--	(84,538)
Net cash provided by financing activities	1,723,736	11,981,406	23,445,285

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,039,043)	10,618,588	13,416,952

Cash and cash equivalents at beginning of period	16,455,995	9,748,491	--

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,416,952	$20,367,079	$13,416,952

NONCASH TRANSACTIONS:
Conversion of notes payable to preferred stock	$--	$--	$55,271
Accrued financing costs	$--	$--	$61,138

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Liquidity and Capital Resources

We have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future, and we may never become profitable. As of June 30, 2013, we have an accumulated deficit of $29,183,956.

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

On July 18, 2013, we announced the pricing of an underwritten public offering of 5,700,000 shares of our common stock at a price of $6.15 per share for gross proceeds of approximately $35 million. We also granted to the underwriters a 30-day option to acquire an additional 855,000 shares to cover overallotments in connection with the offering, which was exercised on July 25, 2013. Total net proceeds from this offering, including the overallotment, were approximately $37.4 million, net of underwriting discounts and estimated offering expenses of approximately $2.9 million. The shares were sold under a shelf registration statement on Form S-3 (File No. 333-189015) that was previously filed and declared effective by the SEC on June 17, 2013. We currently have one shelf registration statement on Form S-3, filed and declared effective by the SEC. Subsequent to the July 2013 offering, this shelf registration statement provides for the offering of up to approximately $135 million of common stock. We may offer the securities under our shelf registration statements from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that these shelf registration statements provide us with the flexibility to raise additional capital to finance our operations as needed.

We currently anticipate that our cash and cash equivalents, and the proceeds from the July 2013 public offering are sufficient to fund our anticipated operating cash requirements for approximately 30-36 months. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Our Common Stock is quoted on the NASDAQ Capital Market and trades under the symbol “TGTX.”

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

Basic and Diluted Net (Loss) Income Per Share of Common Stock

Basic net income (loss) per share of Common Stock is calculated by dividing net income (loss) applicable to the Common Stock by the weighted-average number of the Common Stock outstanding for the period. Diluted net loss per share of Common Stock is the same as basic net income (loss) per share of Common Stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because the Company incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented. The amounts of potentially dilutive securities excluded from the calculation were 10,114,847 and 7,433,525 at June 30, 2013 and 2012, respectively. During the three and six months ended June 30, 2013 and 2012, the Company incurred a net loss; therefore, all of the dilutive securities are excluded from the computation of diluted earnings per share.

Long-Lived Assets and Goodwill

Long-lived assets are reviewed for an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists, a triggering event, comprises measurable operating performance criteria as well as qualitative measures. If an analysis is necessitated by the occurrence of a triggering event, we make certain assumptions in determining the impairment amount. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized.

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

As of June 30, 2013 and December 31, 2012, the fair values of cash and cash equivalents, and notes and interest payable approximate their carrying value.

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

In connection with the Exchange Transaction in December 2011, the Company performed a valuation of the assets and liabilities of Manhattan immediately prior to the transaction. The cumulative liability including accrued and unpaid interest of these notes was approximately $16,876,000 immediately prior to the Exchange Transaction, $17,727,000 at December 31, 2012 and $18,167,000 at June 30, 2013. As these notes payable are tied directly to net product cash flows derived from the preexisting products of the Company, this note and accrued interest was recorded at fair value of $3,287,700 as of the date of the Exchange Transaction. No payments have been made on these notes as of June 30, 2013.

We elected the fair value option for valuing the 5% Notes upon the completion of the reverse merger with TG Bio, as discussed above. The Company elected the fair value option in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

The valuation method used to estimate the 5% Notes’ fair value is a discounted cash flow model, where the expected cash flows of AST-726 are discounted to the present using a yield that incorporates compensation for the probability of success in clinical development and marketing, among other factors. The discount rate used in this discounted cash flow model approximated 20% at December 31, 2012 and June 30, 2013. The assumptions, assessments and projections of future revenues are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our consolidated financial statements.

The following table provides the fair value measurements of applicable financial liabilities as of December 31, 2012 and June 30, 2013:

	Financial liabilities at fair value as of December 31, 2012
	Level 1	Level 2	Level 3	Total

5% Notes	$--	$--	$2,479,098	$2,479,098
Totals	$--	$--	$2,479,098	$2,479,098

	Financial liabilities at fair value as of June 30, 2013
	Level 1	Level 2	Level 3	Total

5% Notes	$--	$--	$2,364,816	$2,364,816
Totals	$--	$--	$2,364,816	$2,364,816

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

The following table summarizes the changes in Level 3 instruments during the six months ended June 30, 2013:

Fair value at December 31, 2012	$2,479,098
Interest accrued on face value of 5% Notes	439,168
Change in fair value of Level 3 liabilities	(553,450)
Fair value at June 30, 2013	$2,364,816

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

We currently have one shelf registration statement on Form S-3, filed and declared effective by the SEC (File No. 333-189015). Subsequent to the July 2013 offering, this shelf registration statement provides for the offering of up to approximately $135 million of common stock. See Note 7 – Subsequent Events. We may offer the securities under our shelf registration statements from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that these shelf registration statements provide us with the flexibility to raise additional capital to finance our operations as needed.

Equity Incentive Plans

Shares available for the issuance of stock options or other stock-based awards under our stock option and incentive plans were 1,905,213 shares at June 30, 2013.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2013:

	Number of shares	Weighted- average exercise price	Weighted- average Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2012	46,904	$61.08	9.44	$--
Granted	--	--
Exercised	--	--
Forfeited	(313)	2,249.85
Expired	--	--
Outstanding at June 30, 2013	46,591	$46.37	9.01	$91,540

Vested and expected to vest at June 30, 2013	9,591	$208.30	8.66	$17,910
Exercisable at June 30, 2013	9,591	$208.30	8.66	$17,910

As of June 30, 2013, the total compensation cost related to unvested time-based option awards not yet recognized was $0. This amount does not include, as of June 30, 2013, 37,000 non-employee options outstanding which are milestone-based and vest upon certain corporate milestones. Stock-based compensation will be measured and recorded if and when a milestone occurs.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock under the 2012 Incentive Plan. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted share activity for the six months ended June 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	6,614,243	$4.49
Granted	147,044	6.04
Vested	(298,125)	2.39
Forfeited	--	--
Outstanding at June 30, 2013	6,463,162	$4.63

Total expense associated with restricted stock grants was $3,202,840 during the six months ended June 30, 2013. As of June 30, 2013, there was approximately $8,125,000 of total unrecognized compensation cost related to unvested time based restricted stock, which is expected to be recognized over a weighted-average period of 2.3 years. This amount does not include, as of June 30, 2013, 1,517,500 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones; and 2,580,000 shares of restricted stock outstanding issued to non-employees. Milestone based noncash compensation expense will be measured and recorded if and when a milestone occurs.

Warrants

The following table summarizes warrant activity for the six months ended June 30, 2013:

	Warrants	Weighted- average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2012	6,781,007	$1.58	$14,563,539
Issued	--	--
Exercised	768,543	2.25
Expired	--	--
Outstanding at June 30, 2013	6,012,464	$1.49	$30,251,181

Stock-Based Compensation

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The Company did not grant any stock options during the six months ended June 30, 2013.

The following table summarizes stock-based compensation expense information about stock options and restricted stock for the three and six months ended June 30, 2013:

	Three months ended June 30, 2013	Six months ended June 30, 2013
Stock-based compensation expense associated with restricted stock	$1,317,363	$3,202,840
Stock-based compensation expense associated with option grants	56,405	56,405
	$1,373,768	$3,259,245

NOTE 4 – NOTES PAYABLE

The following is a summary of notes payable:

	June 30, 2013			December 31, 2012
	Current portion, net	Non-current portion, net	Total	Current portion, net	Non-current portion, net	Total
Convertible 5% Notes Payable	$-	$2,364,816	$2,364,816	$-	$2,479,098	$2,479,098
ICON Convertible Note	677,778	-	677,778	677,778	-	677,778
Total	$677,778	$2,364,816	$3,042,594	$677,778	$2,479,098	$3,156,876

We assumed the preceding notes payable as the result of the Exchange Transaction between the Company and TG Bio. Accordingly, a valuation using the guidance in the accounting literature for business combinations (ASC 805) was performed and these notes have been presented at their fair value on the date of the transaction.

Convertible 5% Notes Payable

On March 8, 2010, Manhattan entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among Manhattan, Ariston Pharmaceuticals, Inc., a Delaware corporation ("Ariston") and Ariston Merger Corp., a Delaware corporation and wholly-owned subsidiary of Manhattan (the "Merger Sub").  Pursuant to the terms and conditions set forth in the Merger Agreement, on March 8, 2010, the Merger Sub merged with and into Ariston (the "Merger"), with Ariston being the surviving corporation of the Merger.  As a result of the Merger, Ariston became a wholly-owned subsidiary of Manhattan.

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

In connection with the Exchange Transaction in December 2011, the Company performed a valuation of the assets and liabilities of Manhattan immediately prior to the transaction. The cumulative liability including accrued and unpaid interest of these notes was approximately $16,876,000 immediately prior to the Exchange Transaction, $17,727,000 at December 31, 2012 and $18,167,000 at June 30, 2013. As these notes payable are tied directly to net product cash flows derived from the preexisting products of the Company, this note and accrued interest was recorded at fair value as of the date of the Exchange Transaction. No payments have been made on these notes as of June 30, 2013. See Note 2 for further details.

ICON Convertible Note Payable

In connection with the merger with Ariston as discussed above, Ariston satisfied an account payable of $1,275,188 to ICON Clinical Research Limited (“ICON”) through the payment of $275,188 in cash and the issuance of a three-year 5% note payable (the “ICON Note”).  The principal was to be repaid in 36 monthly installments of $27,778 commencing in April 2010.  Interest was payable monthly in arrears.   On March 1, 2011, Ariston entered into an amended and restated convertible promissory note (the “Amended ICON Note”) with ICON. The principal terms of the Amended ICON Note are that monthly payments of principal and interest will be waived for the thirteen month period ended December 31, 2011 (the “Waiver Period”) in exchange for a single payment of $100,000 on March 31, 2011, an increase in the interest on the Amended ICON Note from 5% to 8% per annum during the Waiver Period and a balloon payment on January 31, 2012. The Amended ICON Note is convertible at the option of the holder into the Company’s Common Stock at the conversion price of $562.50 per share. During the six months ended June 30, 2013, the Company recorded $32,318 of interest expense on the Amended ICON Note. At June 30, 2013, the principal amount of the Amended ICON Note was $677,778, of which the entire balance has been classified as current, and interest payable on the Amended ICON Note was $155,829. This note is currently in default as the Company did not make the balloon payment due on January 31, 2012, or any subsequent payments. The Company is currently attempting to negotiate a settlement or alternative arrangement in satisfaction of this note.

NOTE 5 – LICENSE AGREEMENTS

In November 2012, we entered into an exclusive (within the territory) sublicense agreement with Ildong Pharmaceutical Co. Ltd, (“Ildong”) relating to the development and commercialization of TG-1101 in South Korea and Southeast Asia. Under the terms of the sublicense agreement, Ildong has been granted a royalty bearing, exclusive right, including the right to grant sublicenses, to develop and commercialize TG-1101 in South Korea, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Philippines, Vietnam, and Myanmar.

An upfront payment of $2,000,000, which was received in December 2012 net of $330,000 of foreign income tax withheld, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated. The upfront payment will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement. The Company recorded license revenue of approximately $76,000 for the six months ended June 30, 2013, and has deferred revenue of approximately $1,905,000 associated with this $2,000,000 payment (approximately $152,000 of which has been classified as a current liability) at June 30, 2013.

The Company may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to the Company on net sales of TG-1101 in the sublicense territory.

NOTE 6 – RELATED PARTY TRANSACTIONS

On January 30, 2012, the Company entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of TG-1101 (the “License Agreement”). In connection with the License Agreement, LFB Group was issued 5,000,000 shares of Company Common Stock and a warrant to purchase 2,500,000 shares of Company Common stock at a purchase price of $0.001 per share. In addition, on November 9, 2012, the Company nominated Dr. Yann Echelard to the Company’s Board of Directors as LFB Group’s nominee. LFB Group maintains the right to nominate a board member until such time as LFB Group owns less than 10% of the outstanding Company Common Stock.

Under the terms of the Company’s License Agreement with LFB Group, the Company utilizes LFB Group for certain development and manufacturing services. The Company incurred approximately $4,035,000 in such expenses during the six months ended June 30, 2013, which have been included in other research and development expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2013, the Company has approximately $1,476,000 recorded in accounts payable related to the aforementioned agreements with LFB Group. In conjunction with the development and manufacturing services discussed above, certain agreements between the Company and LFB Group require payments in advance of services performed or goods delivered. Accordingly, as of June 30, 2013, the Company recorded approximately $429,957 in prepaid research and development for such advance payments.

NOTE 7 – SUBSEQUENT EVENTS

On July 18, 2013, we announced the pricing of an underwritten public offering of 5,700,000 shares of our common stock at a price of $6.15 per share for gross proceeds of approximately $35 million. We also granted to the underwriters a 30-day option to acquire an additional 855,000 shares to cover overallotments in connection with the offering. Total net proceeds from this offering, including the overallotment, were approximately $37.4 million, net of underwriting discounts and estimated offering expenses of approximately $2.9 million. The shares were sold under a shelf registration statement on Form S-3 (File No. 333-189015) that was previously filed and declared effective by the SEC on June 17, 2013.

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

TG-1101 (ublituximab)

Overview

TG-1101 (formerly “LFB-R603”) is a chimeric, glycoengineered, monoclonal antibody with the generic name “ublituximab” that targets a unique epitope on the CD20 antigen found on the surface of B-lymphocytes developed to aid in the depletion of circulating B-cells. We hold exclusive worldwide rights (except France/Belgium) to develop and commercialize TG-1101 for all indications.

Multiple preclinical studies both in vitro and in vivo produced data that support the activity and potency of TG-1101 as an efficient and selective B-cell targeting anti-CD20 antibody with the ability to effectively deplete B lymphocytes in both malignant laboratory cell models as well as non-Hodgkin’s Lymphoma (NHL) and Chronic Lymphocytic Leukemia (CLL) patient donor cell lines.

Generally, anti-CD20 antibodies are believed to exert their B-cell depleting effects through three primary mechanisms: antibody dependent cell-mediated cytotoxicity (“ADCC”), complement dependent cytotoxicity (“CDC”), and direct or programmed cell death (“DCD” or “PCD”). TG-1101 has been specifically glycoengineered to enhance ADCC activity, which should increase its ability to deplete B-cells and may improve its anti-cancer effects as compared to Rituxan®, the leading anti-CD20 monoclonal antibody, which had worldwide sales in 2012 of approximately $7 billion.

A two part dose escalating Phase I clinical trial was completed in France in which TG-1101 was introduced in relapsed or refractory CLL patients. Though the primary endpoint of this Phase I clinical study was to assess the safety and tolerability of TG-1101 in CLL patients, robust B-cell depletion and an encouraging rate of partial responses may suggest preliminary evidence of efficacy. Preliminary results from Part 2 of this study was presented at the 53rd Annual American Society of Hematology Meeting in December 2011 and recently presented again at the 2013 European Hematology Annual Meeting. Currently, the Company has two ongoing clinical studies for TG-1101: TG-1101-101, a study of single-agent ublituximab in patients with NHL and CLL, and TG-1101-102 which is a study of ublituximab in combination with lenalidomide (trade name Revlimid®), an immunomodulatory agent, also for patients with NHL and CLL.

Manufacturing of TG-1101 is currently performed by our partner, LFB Biotechnologies.

Two Phase I/II trials with TG-1101 are currently ongoing, as follows:

TG-1101-101

Our first US based trial was launched in the 3rd quarter of 2012. The trial is entitled "An Open Label Phase I/II Trial of the Efficacy and Safety of Ublituximab in Patients with B-cell Non-Hodgkin Lymphoma who have Relapsed or are Refractory After CD20 Directed Antibody Therapy." Following completion of the dose-escalation component, cohort expansions to confirm safety and efficacy have been included at higher doses prior to entering patients into the Phase 2 portion. Patients will be stratified by subtype of B-cell Lymphoma, including Follicular Lymphoma, Diffuse Large B-cell Lymphoma, Marginal Zone Lymphoma and other NHL subtypes, with a recent amendment to include CLL and primary Central Nervous System (CNS) lymphoma. All enrolled patients are relapsed or refractory to Rituxan® or a Rituxan® containing regimen, and in most cases multiple other lines of therapy. Dr. Owen O'Connor, Professor of Medicine and Director, Center for Lymphoid Malignancies at New York Presbyterian Columbia Medical Center is the Principal Investigator for the multi-center study.

We have currently completed enrollment in the dose escalation portion of this study, with 3 patients enrolled into 4 dose cohorts each (450mg, 600mg, 900mg, and 1200mg), with preliminary safety and efficacy data for these patients presented at the American Society of Clinical Oncology Annual Meeting in June 2013. Earlier in 2013, we decided to expand the 900mg cohort to include up to an additional 20 patients, and we have opened an expansion cohort for enrollment of patients with CLL at a dose of 600mg. Additional cohort expansions at the 1200mg dose are planned.

TG-1101-102

In December of 2012, the Company initiated its second US based clinical trial entitled "TG-1101-102: A Phase I/II Study of Ublituximab in Combination with Lenalidomide (Revlimid®) in Patients with B-Cell Lymphoid Malignancies who have Relapsed or are Refractory After CD20 Directed Antibody Therapy". Lenalidomide is an immunomodulatory drug that has displayed activity as a single agent in patients with non-Hodgkin’s lymphoma. In in vitro studies, through its activating effects on natural killer cells, lenalidomide has also been shown to enhance the ADCC properties of anti-CD20 antibodies. TG-1101 has demonstrated enhanced ADCC over rituximab, and displayed significant single agent activity in a relapsed CLL setting, providing a strong rationale for the exploration of a combination between lenalidomide and TG-1101 in NHL and CLL patients.

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

Currently we are dosing patients at 900mg of TG-1101 in combination with Revlimid® starting at 10mg. If tolerated, patients may have their Revlimid® dose increased in 5mg increments per cycle to a maximum dose of 20mg for patients with NHL and 15mg for patients with CLL. Following completion of the dose-escalation component of this trial, enrollment may be restricted to specific subtypes of B-cell lymphoma such as mantle cell lymphoma (MCL).

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

The Company is currently reviewing its development plans for AST-726, which may include: (1) ceasing further development and attempting to sell or license AST-726, (2) continuing development as originally contemplated under the SPA or (3) evaluating and implementing alternative development plans. No decision has been made as to which approach to execute. A final decision is expected in the next 3 months, but may occur earlier or later.

RECENT DEVELOPMENTS

TG-1101 (ublituximab)

In June of 2013, the Company presented preliminary data from TG-1101-101, the Phase I single agent study of TG-1101 in patients with rituximab relapsed and refractory B-cell lymphoma, at the 2013 American Society of Clinical Oncology (ASCO) annual meeting in Chicago, IL. As of the presentation date, 3 patients had been treated at each dose level (12 patients total), and no dose-limiting-toxicities had been observed. TG-1101 was well tolerated with the majority of adverse events being Grade 1 or 2 in severity, with only one Grade 3 event observed: Grade 3 anemia in a Cohort 1 patient deemed possibly related to study drug. All patients received all planned infusions.

As of the date of data cutoff for this presentation, 10 of 12 patients were evaluable for efficacy (2 patients too early for response assessment), of which 5 patients had achieved an objective response, including 3 CRs and 2 PRs per Cheson NHL criteria. Response assessment was first evaluated at 8 weeks and then every 12 weeks thereafter. Ninety percent (90%) of evaluable patients were observed to have had a reduction in target lesion.

Responses were observed in both rituximab relapsed and rituximab refractory patients, including patients who had been exposed to several lines of rituximab therapy. Two of the five evaluable rituximab refractory patients achieved a CR after 8 weeks on TG-1101. Preliminary response rate data indicated similar activity in rituximab relapsed and rituximab refractory patients.

Enrollment continues in expansion cohorts at the 900 mg dose level for patients with NHL which may be followed by a 1200 mg cohort expansion. A recent amendment allows for the enrollment of patients with CLL at a dose level of 600 mg, with a modified induction regimen of 6 infusions in the first two cycles.

In June 2013, preliminary data was also presented from TG-1101-102, the Phase I study of TG-1101 in combination with lenalidomide for patients with rituximab relapsed and refractory B-cell lymphoma at the 18th annual congress of the European Hematology Association (EHA) in Stockholm, Sweden. As of the date of presentation, 6 patients had been enrolled in the study, and it was reported that the combination regimen has been well tolerated to date. No DLTs have been observed, and Grade >3 adverse events deemed to be at least possibly related to either study drug have been limited.

As of the date of presentation, lymphocyte depletion has been rapid and profound for the majority of patients on study. Notably, the patient population in this study is more advanced than has enrolled into the single agent study of TG-1101 (TG-1101-101), with 100% of patients having been exposed to ≥2 prior rituximab containing regimens, 100% of patients having been exposed to bendamustine in combination with rituximab, 4/6 (67%) patients considered refractory to rituximab, and 100% of patients considered refractory to their last treatment regimen. Enrollment continues in this study at higher dose levels, with expansions in specific lymphoma subtypes, such as Mantle Cell lymphoma planned.

TGR-1202

In June 2013, the Company presented pre-clinical data at the 12th International Conference on Malignant Lymphomas in Lugano, Switzerland, on the combination of TGR-1202 and TG-1101 in models of B-cell lymphoma demonstrating synergy against select lymphoma cell lines tested. The oral presentation was delivered by Changchun Deng, MD, PhD, of Columbia University Medical Center in New York, NY.

As of July 2013, TGR-1202-101, the first-in-human Phase I clinical trial of TGR-1202 is ongoing and enrolling patients in the dose escalation component of the study. To date, no dose-limiting toxicities have been observed and a maximum tolerated dose has not been reached. Provided no patients experience dose limiting toxicities, additional cohorts evaluating sequentially higher doses of TGR-1202 are planned. The Company plans to present preliminary pharmacokinetic (PK) data from initial cohorts in the third quarter of 2013, which the Company believes may provide preliminary information about the drug properties of TGR-1202 and whether further human study of TGR-1202 is warranted. There can be no assurances given that TGR-1202 will exhibit sufficient pharmaceutical properties following review of the preliminary PK data to support further development of TGR-1202 or that such PK data will be conclusive in any manner to provide assurances that the pharmaceutical properties are adequate. While we do have potential back-up compounds, if we decide to terminate the development of TGR-1202 following review of the PK data, then our PI3K Delta program would be significantly delayed or terminated.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2013 and June 30, 2012

License Revenue. License revenue was $38,095 for the three months ended June 30, 2013, as compared to $0 in the comparable period in 2012. License revenue for the three months ended June 30, 2013 was related to the amortization of an upfront payment of $2.0 million associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants equaled $366,168 for the three months ended June 30, 2013, as compared to $109,198 during the comparable period in 2012. The noncash compensation expense was related to the period’s expense for restricted stock grants to research and development personnel.

Other Research and Development Expenses. Other research and development expenses increased by $3,124,559 to $4,661,455 for the three months ended June 30, 2013, as compared to $1,536,896 for the three months ended June 30, 2012. The increase in other research and development expenses was due primarily to approximately $3,017,000 of manufacturing expenses related to TG-1101. We expect our other research and development costs to remain at comparable levels for the remainder of 2013.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants decreased by $55,193 to $1,007,600 for the three months ended June 30, 2013, as compared to $1,062,793 for the three months ended June 30, 2012. The noncash compensation expense in both periods was related to restricted stock grants to general and administrative personnel.

Other General and Administrative Expenses. Other general and administrative expenses increased by $235,594 to $631,637 for the three months ended June 30, 2013, as compared to $396,043 for the three months ended June 30, 2012. The increase was due primarily to increased general and administrative expenses, in particular, the NASDAQ entry fee and related costs. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2013.

Other (Income) Expense. Other income decreased by $486,558 to $(44,213) for the three months ended June 30, 2013, as compared to $(530,771) for the three months ended June 30, 2012. The other income for the period in 2012 was primarily due to a refund of New York State Franchise tax of approximately $272,000 and the change in the fair value of our notes payable, partially offset by interest expense on our short-term note payable.

Six months ended June 30, 2013 and June 30, 2012

License Revenue. License revenue was $76,190 for the six months ended June 30, 2013, as compared to $0 in the comparable period in 2012. License revenue for the six months ended June 30, 2013 was related to the amortization of an upfront payment of $2.0 million associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Stock Expense Associated with In-licensing Agreement. Noncash stock expense associated with in-licensing agreement decreased by $16,578,000 to $0 for the six months ended June 30, 2013, as compared to $16,578,000 for the six months ended June 30, 2012. The expense during the six months ended June 30, 2012 related to a noncash expense of $16,578,000 recorded in conjunction with the stock issued to LFB Group for the license to TGTX-1101.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants equaled $720,871 for the six months ended June 30, 2013, as compared to $109,198 during the comparable period in 2012. The noncash compensation expense was related to the period’s expense for restricted stock grants to research and development personnel.

Other Research and Development Expenses. Other research and development expenses increased by $4,176,408 to $5,876,657 for the six months ended June 30, 2013, as compared to $1,700,249 for the six months ended June 30, 2012. The increase in other research and development expenses was due primarily to the commencement of the Company’s clinical development programs for TG-1101 and TGR-1202. We expect our other research and development costs to increase modestly for the remainder of 2013 due primarily to the enrollment of additional patients on our clinical trials.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants increased by $1,287,072 to $2,538,374 for the six months ended June 30, 2013, as compared to $1,251,302 for the six months ended June 30, 2012. The increase in noncash compensation expense (general and administrative) was primarily due to the vesting of certain milestone based restricted stock awards during the six months ended June 30, 2013.

Other General and Administrative Expenses. Other general and administrative expenses increased by $431,559 to $1,283,094 for the six months ended June 30, 2013, as compared to $851,535 for the six months ended June 30, 2012. The increase was due primarily to increased general and administrative expenses, including business insurance, and the NASDAQ entry fee. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2013.

Other (Income) Expense. Other income decreased by $434,944 to $(84,643) for the six months ended June 30, 2013, as compared to $(519,587) for the six months ended June 30, 2012. The other income for the period in 2012 was primarily due to a refund of New York State Franchise tax of approximately $272,000 and the change in the fair value of our notes payable, partially offset by interest expense on our short-term note payable.

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

On July 18, 2013, we announced the pricing of an underwritten public offering of 5,700,000 shares of our common stock at a price of $6.15 per share for gross proceeds of approximately $35 million. We also granted to the underwriters a 30-day option to acquire an additional 855,000 shares to cover overallotments in connection with the offering, which was exercised on July 25, 2013. Total net proceeds from this offering, including the overallotment, were approximately $37.4 million, net of underwriting discounts and estimated offering expenses of approximately $2.9 million. The shares were sold under a shelf registration statement on Form S-3 (File No. 333-189015) that was previously filed and declared effective by the SEC on June 17, 2013.

As of June 30, 2013, we had $13,416,952 in cash and cash equivalents. We currently anticipate that our cash and cash equivalents as of June 30, 2013, and the proceeds from the July 2013 offering to be sufficient to fund our anticipated operating cash requirements for approximately 30-36 months from June 30, 2013. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Cash used in operating activities for the six months ended June 30, 2013 was $4,761,107, as compared to $1,361,419 for the six months ended June 30, 2012. The increase in cash used in operating activities was due primarily to increased expenditures associated with our clinical development programs for TG-1101 and TGR-1202.

For the six months ended June 30, 2013, net cash provided by financing activities of $1,723,736 related to proceeds from the exercise of warrants. For the six months ended June 30, 2012, net cash provided by financing activities of $11,981,406 related primarily to net proceeds from the issuance of the Company Preferred Stock, partially offset by the repayment of a short-term loan.

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

Accounting Related to Goodwill. As of June 30, 2013 and December 31, 2012, there was approximately $799,391 of goodwill on our consolidated balance sheets. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

Accounting For Income Taxes. In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimation of our actual current tax exposure and assessment of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the condensed consolidated statements of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have fully offset our deferred tax assets with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the reversal or expiration of such deferred tax assets were the primary factors considered by management in maintaining the valuation allowance.

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

The valuation methods used to estimate the 5% Notes’ fair value is a discounted cash flow model, where the expected cash flows of AST-726 and AST-915 are discounted to the present using a yield that incorporates compensation for the probability of success in clinical development and marketing, among other factors. The discount rate used in this discounted cash flow model approximated 20% at December 31, 2012 and June 30, 2013. The assumptions, assessments and projections of future revenues are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of June 30, 2013, our portfolio of financial instruments consists of cash equivalents, including bank deposits. Due to the short-term nature of our investments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

During the quarter ended June 30, 2013, management hired a corporate controller to remediate the material weakness in internal control over financial reporting that existed as of December 31, 2012. This material weakness was primarily related to an inadequate segregation of duties, as all financial and accounting duties were performed by our Chief Financial Officer. There were no further changes in our internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

Because we have in-licensed our product candidates from third parties, any dispute with or non-performance by our licensors will adversely affect our ability to develop and commercialize the applicable product candidates.

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

In order to submit an Investigational New Drug application (“IND”), Biologics License Application (“BLA”), or New Drug Application (“NDA”) to the FDA, it is necessary to submit all information on the clinical, non-clinical, chemistry, manufacturing, controls and quality aspects of the product candidate. We rely on our third party contractors and our licensing partners to provide a significant portion of this data. If we are unable to obtain this data, or the data is not sufficient to meet the regulatory requirements, we may experience significant delays in our development programs. Additionally, an IND must be active in each division in which we intend to conduct clinical trials. While we maintain an active IND for TG-1101 and TGR-1202 enabling the conduct of studies in the FDA’s Division of Hematology and Oncology; there can be no assurance given that we will be successful in obtaining an active IND for TG-1101 or TGR-1202 in any other division under whose supervision we may seek to develop our product candidates, or that the FDA will allow us to continue the development of our product candidates in those divisions where we maintain an active IND.

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

We plan on conducting additional Phase I, II and III clinical trials for TG-1101. Early clinical results seen with TG-1101 in a small number of patients may not be reproduced in expanded or larger clinical trials. Additionally, individually reported outcomes of patients treated in clinical trials may not be representative of the entire population of treated patients in such studies. If the results from later trials are different from those found in the earlier studies of TG-1101, we may need to terminate or revise our clinical development plan, which could extend the time for conducting our development program and could have a material adverse effect on our business.

TGR-1202 has only recently entered into a first-in-human Phase I clinical trial. At this time it is difficult to predict TGR-1202’s pharmacologic properties in humans and whether it will be able to inhibit PI3k delta in humans. We will assess such pharmacologic properties in our first-in-human Phase 1 study. There can be no assurances given that TGR-1202 will exhibit sufficient pharmacologic properties following review of the initial data from this first Phase 1 study to support further development of TGR-1202. Furthermore, such pharmacologic data arising from this first Phase 1 study may be inconclusive or not reproducible in later clinical trials. In such situation, we may conduct additional clinical trials only to learn later that TGR-1202 lacks adequate pharmacologic properties. Additionally, even if we believed that TGR-1202 possessed adequate pharmacologic properties, that still does not ensure that TGR-1202 will be a safe, active, or effective pharmaceutical agent. If TGR-1202 were ultimately determined to lack adequate pharmacologic properties or fail to be a safe, active, or effective pharmaceutical agent, we would have to cease development, which could have a material adverse effect on our business. In such event, despite the rights we retain to back-up compounds, our PI3k Delta program would be significantly delayed or terminated.

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

We have not completed testing of any of our product candidates for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent that adverse events, if any, will be observed in patients who receive any of its product candidates. To date, clinical trials using TG-1101 and our other product candidates have demonstrated a toxicity profile that was deemed acceptable by the investigators performing such studies. Such interpretation may not be shared by future investigators or by the FDA and in the case of TG-1101 and TGR-1202, even if deemed acceptable for oncology applications, it may not be acceptable for diseases outside the oncology setting, and likewise for any other product candidates we may develop. Additionally, the severity, duration and incidence of adverse events may increase in larger study populations. With respect to TG-1101, the toxicity when manufactured under different conditions is not known, and it is possible that additional and/or different adverse events may appear upon the human use of those formulations and those adverse events may arise with greater frequency, intensity and duration than in the current formulation. With respect to TGR-1202, we are unfamiliar with the adverse event profile as it has only recently been dosed in humans. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain marketing approval and generate revenues from its sale, which could have a material adverse impact on our business and operations.

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

We must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the IND on a clinical hold within that 30-day time period. In such a case, we must work with the FDA to resolve any outstanding concerns before the clinical trials can begin. The FDA may also impose clinical holds on a product candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trial.

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

Delays in the completion of clinical testing could result in increased costs and delay our ability to generate product revenues.

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

Our product candidates are in the initial stages of development and are currently manufactured in small batches for use in pre-clinical and clinical studies. Process improvements implemented to date have, and process improvements in the future may change the activity profile of the product candidates, which may affect the safety and efficacy of the products. No assurance can be given that the material manufactured from any of the optimized processes will perform comparably to the product candidates as manufactured to date and used in currently available pre-clinical data and or in early clinical trials reported in this or any previous filing. Additionally, future clinical trial results will be subject to the same level of uncertainty if, following such trials, additional process improvements are made.

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

In addition, we do not have the capability to package finished products for distribution to hospitals and other customers. Prior to commercial launch, we intend to enter into agreements with one or more alternate fill/finish pharmaceutical product suppliers so that we can ensure proper supply chain management once we are authorized to make commercial sales of our product candidates. If we receive marketing approval from the FDA, we intend to sell pharmaceutical product finished and packaged by such suppliers. We have not entered into long-term agreements with our current contract manufacturers or with any fill/finish suppliers, and though we intend to do so prior to commercial launch of our product candidates in order to ensure that we maintain adequate supplies of finished product, we may be unable to enter into such an agreement or do so on commercially reasonable terms, which could have a material adverse impact upon our business.

In most cases, our manufacturing partners are single source suppliers. It is expected that our manufacturing partners will be sole source suppliers from single site locations for the foreseeable future. Given this, any disruption of supply from these partners could have a material, long-term impact on our ability to supply products for clinical trials or commercial sale. If our suppliers do not deliver sufficient quantities of our product candidates on a timely basis, or at all, and in accordance with applicable specifications, there could be a significant interruption of our supply, which would adversely affect clinical development and commercialization of our products. In addition, if our current or future supply of any or our product candidates should fail to meet specifications during its stability program there could be a significant interruption of our supply of drug, which would adversely affect the clinical development and commercialization of the product.

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

The establishment and development of a sales force, either by us or jointly with a development partner, or the establishment of a contract sales force to market any products we may develop will be expensive and time-consuming and could delay any product launch, and we cannot be certain that we or our development partners would be able to successfully develop this capability. If we or our development partners are unable to establish sales and marketing capability or any other non-technical capabilities necessary to commercialize any products we may develop, we will need to contract with third parties to market and sell such products. We currently possess limited resources and may not be successful in establishing our own internal sales force or in establishing arrangements with third parties on acceptable terms, if at all.

If any product candidate that we successfully develop does not achieve broad market acceptance among physicians, patients, healthcare payors, and the medical community, the revenues that we generate from its sales will be limited.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials, and will face an even greater risk if we sell our product candidates commercially. Although we are not aware of any historical or anticipated product liability claims against us, if we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to cease clinical trials of our drug candidates or limit commercialization of any approved products. An individual may bring a liability claim against us if one of our product candidates causes, or merely appears to have caused, an injury. If we cannot successfully defend our self against product liability claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates;
•	impairment to our business reputation;
•	withdrawal of clinical trial participants;
•	costs of related litigation;
•	distraction of management’s attention from our primary business;
•	substantial monetary awards to patients or other claimants;
•	the inability to commercialize our product candidates; and
•	loss of revenues.

We believe that we have obtained sufficient product liability insurance coverage for our clinical trials. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for any of our product candidates. However, we may be unable to obtain this product liability insurance on commercially reasonable terms and with insurance coverage that will be adequate to satisfy any liability that may arise. On occasion, large judgments have been awarded in class action or individual lawsuits relating to marketed pharmaceuticals. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare products and services. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

•	the demand for any products for which we may obtain regulatory approval;
•	our ability to set a price that we believe is fair for our products;
•	our ability to generate revenues and achieve or maintain profitability;
•	the level of taxes that we are required to pay; and
•	the availability of capital.

In addition, governments may impose price controls, which may adversely affect our future profitability.

The Company will need to increase the size of its organization and the scope of our outside vendor relationships, and we may experience difficulties in managing this growth.

As of June 30, 2013, we had 6 full and part time employees. Over time, we will need to expand our managerial, operational, financial and other resources in order to manage and obtain funds for operations and clinical trials, continue research and development activities, and commercialize our product candidates. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth, and various projects requires that we:

•	manage our clinical trials effectively;
•	manage our internal development efforts effectively while carrying out our contractual obligations to licensors, contractors and other third parties;
•	continue to improve our operational, financial and management controls and reporting systems and procedures; and
•	attract and retain sufficient numbers of talented employees.

We may utilize the services of outside vendors or consultants to perform tasks including clinical trial management, statistics and analysis, regulatory affairs, formulation development and other pharmaceutical development functions. Our growth strategy may also entail expanding our group of contractors or consultants to implement these tasks going forward. Because we rely on a substantial number of consultants, effectively outsourcing many key functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our product candidates or otherwise advance its business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may be unable to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

If we fail to attract and keep key management and clinical development personnel, we may be unable to successfully develop or commercialize our product candidates.

We will need to expand and effectively manage our managerial, operational, financial and other resources in order to successfully pursue our clinical development and commercialization efforts for our product candidates and future product candidates. We are highly dependent on the development, regulatory, commercial and financial expertise of the members of our senior management. The loss of the services of any of our senior management could delay or prevent the further development and potential commercialization of our product candidates and, if we are not successful in finding suitable replacements, could harm our business. We do not maintain “key man” insurance policies on the lives of these individuals. We will need to hire additional personnel as we continue to expand our manufacturing, research and development activities.

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

If we fail to comply with healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

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

We use biological and hazardous materials, and any claims relating to improper handling, storage or disposal of these materials could be time consuming or costly.

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

All product candidate development timelines and projections in this report are based on the assumption of further financing.

The timelines and projections in this report are predicated upon the assumption that we will raise additional financing in the future to continue the development of our product candidates. In the event we do not successfully raise subsequent financing, our product development activities will necessarily be curtailed commensurate with the magnitude of the shortfall. If our product development activities are slowed or stopped, we would be unable to meet the timelines and projections outlined in this filing. Failure to progress our product candidates as anticipated will have a negative effect on our business, future prospects, and ability to obtain further financing on acceptable terms (if at all), and the value of the enterprise.

Risks Relating to Acquisitions

Acquisitions, investments and strategic alliances that we may make in the future may use significant resources, result in disruptions to our business or distractions of our management, may not proceed as planned, and could expose us to unforeseen liabilities.

We may seek to expand our business through the acquisition of, investments in and strategic alliances with companies, technologies, products, and services, such as the Exchange Transaction between us and TG Bio and the Collaboration Agreement between us and Rhizen. Acquisitions, investments and strategic alliances involve a number of special problems and risks, including, but not limited to:

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

Risks Relating to our Intellectual Property

Our success depends upon our ability to protect our intellectual property and proprietary technologies, and the intellectual property protection for our product candidates depends significantly on third parties.

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

Currently, the composition of matter patent and several method of use patents for TG-1101 and TGR-1202 in various indications and settings have been applied for but have not yet been issued. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our partners will be successful in protecting our product candidates by obtaining and defending patents.

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

If we or our partners are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.

Our commercial success also depends upon our ability and the ability of any of our future collaborators to develop, manufacture, market and sell our product candidates without infringing the proprietary rights of third parties. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing products, some of which may be directed at claims that overlap with the subject matter of our intellectual property. For example, Roche has the Cabilly patents in the U.S. that block the commercialization of antibody products derived from a single cell line, like TG-1101. Also, Roche, Biogen Idec, and Genentech hold patents for the use of anti-CD20 antibodies utilized in the treatment of CLL in the U.S. While these patents have been challenged, to the best of our knowledge, those matters were settled in a way that permitted additional anti-CD20 antibodies to be marketed for CLL. If those patents are still enforced at the time we are intending to launch TG-1101, then we will need to either prevail in a litigation to challenge those patents or negotiate a settlement agreement with the patent holders. If we are unable to do so we may be forced to delay the launch of TG-1101 or launch at the risk of litigation for patent infringement, which may have a material adverse effect on our business and results of operations.

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

We may be subject to claims that our consultants or independent contractors have wrongfully used or disclosed alleged trade secrets of their other clients or former employers to it.

As is common in the biotechnology and pharmaceutical industry, we engage the services of consultants to assist us in the development of our product candidates. Many of these consultants were previously employed at, may have previously been, or are currently providing consulting services to, other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these consultants or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or their former or current customers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management and day-to-day business operations.

Risks Relating to Our Finances and Capital Requirements

We will need to raise additional capital to continue to operate our business.

As of June 30, 2013, we had net cash on hand of approximately $13,416,952. We believe that our cash on hand, and the proceeds from the July 2013 offering will sustain our operations for the next 30-36 months. As a result, we will need additional capital to continue our operations beyond that time. We will need to seek additional sources of financing in the future, which might not be available on favorable terms, if at all, to continue our operations. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned preclinical and clinical trials or obtain approval of any of our product candidates from the FDA or any foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which would have a dilutive effect on your holdings of our capital stock.

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

We have not yet demonstrated an ability to obtain regulatory approval for or commercialize a product candidate. Our short operating history makes it difficult to evaluate our business prospects and consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical or biotechnology products. Our prospect must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in the early stages of operations and the competitive environment in which we operate.

We have never been profitable, and, as of June 30, 2013, we had an accumulated deficit of $29,183,956. We have generated operating losses in all periods since we were incorporated. We expect to make substantial expenditures resulting in increasing operating costs in the future and our accumulated deficit may increase significantly as we expand development and clinical trial efforts for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

If we are unable to generate significant continuing revenues, we will not become profitable and we may be unable to continue our operations without continued funding.

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

Until we can generate a sufficient amount of product revenue and achieve profitability, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. If we were to be unable to raise additional capital, we would have to significantly delay, scale back or discontinue one or more of our pharmaceutical development programs. We also may be required to relinquish, license or otherwise dispose of rights to product candidates or products that it would otherwise seek to develop or commercialize itself on terms that are less favorable than might otherwise be available.

Raising additional funds by issuing securities or through licensing or lending arrangements may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.

We may raise additional funds through public or private equity offerings, debt financings or licensing arrangements. To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. Any future debt financing we enter into may involve covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions, among other restrictions.

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

Following our July 2013 offering, our directors, executive officers, their affiliates, and our principal stockholders beneficially own approximately 45% percent of our outstanding voting stock, including shares underlying outstanding options and warrants. Our directors, officers and principal stockholders, taken as a whole, have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues submitted to our stockholders.

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

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

3.1	Amended and Restated Certificate of Incorporation, of TG Therapeutics, Inc. dated April 26, 2012 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

3.2	Restated Bylaws of TG Therapeutics, Inc. dated May 14, 2012 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2013.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2013.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2013.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: August 9, 2013	By:	/s/ Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2013.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2013.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2013.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2013.

