Form 10-Q
period 2013-09-30
TG THERAPEUTICS, INC.
filed 2013-11-14
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-30929
____________________________
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
Yes ☐ No ☒

There were 33,498,860 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 1, 2013.

TG THERAPEUTICS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

TABLE OF CONTENTS

		Page

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements:	4

	Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	4

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 and the Cumulative Period ended September 30, 2013 (unaudited)	5

	Condensed Consolidated Statement of Equity for the nine months ended September 30, 2013 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and the Cumulative Period ended September 30, 2013 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4	Controls and Procedures	24

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	24

Item 1A	Risk Factors	24

Item 6	Exhibits	41

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words "anticipate," "believe," "estimate," "may," "expect" and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, or SEC, or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.
(a Development Stage Company)
Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,183,397	$16,455,995
Prepaid research and development	311,500	1,990,759
Other current assets	118,437	29,128
Total current assets	50,613,334	18,475,882
Equipment, net	3,829	1,164
In-process research and development	2,797,600	2,797,600
Goodwill	799,391	799,391
Other assets	85,121	-
Total assets	$54,299,275	$22,074,037

Liabilities and equity
Current liabilities:
Notes payable, current portion	$677,778	$677,778
Accounts payable and accrued expenses	4,325,313	1,117,397
Accrued compensation	350,000	145,000
Current portion of deferred revenue	152,381	152,381
Interest payable	172,751	123,511
Total current liabilities	5,678,223	2,216,067
Deferred revenue, net of current portion	1,714,286	1,828,571
Notes payable, less current portion, at fair value	2,269,046	2,479,098
Total liabilities	9,661,555	6,523,736
Commitments and contingencies

Equity:
Preferred stock, $0.001 par value per share (10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2013 and December 31, 2012)	—	—
Common stock, $0.001 par value per share (500,000,000 shares authorized, 33,414,135 and 25,820,738 shares issued, 33,400,609 and 25,807,212 shares outstanding at September 30,2013 and December 31, 2012, respectively)	33,414	25,821
Contingently issuable shares	6	6
Additional paid-in capital	78,428,989	34,534,805
Treasury stock, at cost, 13,526 shares at September 30, 2013 and December 31, 2012	(84,538)	(84,538)
Deficit accumulated in development stage	(33,740,151)	(18,925,793)
Total equity	44,637,720	15,550,301
Total liabilities and equity	$54,299,275	$22,074,037

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
(a Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Cumulative period ending September 30,
	2013	2012	2013	2012	2013
License revenue	$38,096	$—	$114,286	$—	$133,334

Costs and expenses:
Research and development:
Noncash stock expense associated with in-licensing agreement	—	—	—	16,578,000	16,875,000
Noncash compensation	171,442	127,091	892,313	236,289	1,348,122
Other research and development	3,138,119	1,433,711	9,014,776	3,133,960	13,039,241
Total research and development	3,309,561	1,560,802	9,907,089	19,948,249	31,262,363

General and administrative:
Noncash compensation	825,313	690,999	3,363,687	1,942,301	6,416,554
Other general and administrative	550,639	462,425	1,833,733	1,313,960	4,117,013
Total general and administrative	1,375,952	1,153,424	5,197,420	3,256,261	10,533,567

Impairment of in-process research and development	—	—	—	—	1,104,700

Total costs and expenses	4,685,513	2,714,226	15,104,509	23,204,510	42,900,630

Operating loss	(4,647,417)	(2,714,226)	(14,990,223)	(23,204,510)	(42,767,296)

Other (income) expense:
Interest income	(12,375)	(4,951)	(15,054)	(12,711)	(30,841)
Other income	—	—	—	(272,232)	(272,232)
Interest expense	240,530	228,585	712,016	676,843	1,624,857
Change in fair value of notes payable	(319,377)	(227,659)	(872,827)	(915,512)	(2,532,699)
Total other income	(91,222)	(4,025)	(175,865)	(523,612)	(1,210,915)

Loss before income taxes	(4,556,195)	(2,710,201)	(14,814,358)	(22,680,898)	(41,556,381)

Income taxes	—	—	—	—	330,000
Consolidated net loss	(4,556,195)	(2,710,201)	(14,814,358)	(22,680,898)	(41,886,381)

Net loss attributable to noncontrolling interest	—	(247,962)	—	(8,067,916)	(8,146,230)
Net loss attributable to TG Therapeutics, Inc. and subsidiaries	$(4,556,195)	$(2,462,239)	$(14,814,358)	$(14,612,982)	$(33,740,151)

Basic and diluted net loss per common share	$(0.16)	$(0.16)	$(0.62)	$(1.34)

Weighted average shares used in computing basic and diluted net loss per common share	27,684,802	15,810,299	24,057,200	10,901,070

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
(a Development Stage Company)
Condensed Consolidated Statement of Equity
for the nine months ended September 30, 2013 (Unaudited)

									Deficit
									accumulated
					Contingently	Additional			in the
	Preferred stock		Common stock		Issuable	paid-in	Treasury Stock		Development
	Shares	Amount	Shares	Amount	Shares	Capital	Shares	Amount	stage	Total
Balance at January 1, 2013	—	$—	25,820,738	$25,821	$6	$34,534,805	13,526	$(84,538)	$(18,925,793)	$15,550,301
Issuance of common stock in connection with exercise of warrants			887,109	887		1,996,611				1,997,498
Issuance of common stock in connection with cashless exercise of warrants			2,244	2		(3)				(1)
Issuance of restricted stock			149,044	149		(149)				—
Issuance of common stock in public offering (net of offering costs of $2,664,970)			6,555,000	6,555		37,641,725				37,648,280
Compensation in respect of restricted stock and stock options granted to employees, directors and consultants						4,256,000				4,256,000
Net loss									(14,814,358)	(14,814,358)
Balance at September 30, 2013	—	$—	33,414,135	$33,414	$6	$78,428,989	13,526	$(84,538)	$(33,740,151)	$44,637,720

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
(a Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,		Cumulative period ended September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:

Consolidated net loss	$(14,814,358)	$(22,680,898)	$(41,886,381)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Stock compensation expense	4,256,000	2,178,590	7,764,676
Noncash stock expense associated with in-licensing agreement	—	16,578,000	16,875,000
Impairment of in-process research and development	—	—	1,104,700
Depreciation	634	118	869
Change in fair value of notes payable	(210,052)	(284,297)	(1,025,751)
Changes in assets and liabilities, net of effects of acquisition:
Decrease (increase) in other current assets	1,589,950	(1,697,304)	(339,167)
Increase in other assets	(85,121)	—	(85,121)
Increase in accounts payable and accrued expenses	3,412,916	1,505,531	4,416,983
Increase in interest payable	49,240	45,628	117,908
(Decrease) increase in deferred revenue	(114,286)	—	1,866,666

Net cash used in operating activities	(5,915,077)	(4,354,632)	(11,189,618)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment	(3,299)	(1,399)	(4,698)
Cash acquired in connection with acquisition	—	—	10,386
Net cash (used in) provided by investing activities	(3,299)	(1,399)	5,688

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the exercise of warrants	1,997,498	—	1,997,498
Payments of short-term loans	—	(200,000)	(200,001)
Proceeds from sale of common stock, net	37,648,280	—	47,472,962
Proceeds from sale of preferred stock, net	—	12,257,309	12,257,309
Offering costs paid	—	(75,903)	(75,903)
Purchase of treasury stock	—	—	(84,538)
Net cash provided by financing activities	39,645,778	11,981,406	61,367,327

NET INCREASE IN CASH AND CASH EQUIVALENTS	33,727,402	7,625,375	50,183,397

Cash and cash equivalents at beginning of period	16,455,995	9,748,491	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,183,397	$17,373,866	$50,183,397

NONCASH TRANSACTIONS:
Conversion of notes payable to preferred stock	$—	$—	$55,271
Accrued financing costs	$—	$—	$61,138

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)

Unless the context requires otherwise, references in this report to “TG” “Company,” “we,” “us” and “our” refer to TG Therapeutics, Inc. (formerly known as Manhattan Pharmaceuticals, Inc., or Manhattan) and our subsidiaries.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are a biopharmaceutical company focused on the acquisition, development and commercialization of innovative and medically important pharmaceutical products for the treatment of cancer and other underserved therapeutic needs.  We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest, funding their research and development and eventually either out-licensing or bringing the technologies to market.  Currently, the Company is developing therapies for hematologic malignancies: TG-1101 (ublituximab), a novel, glycoengineered  monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes; and TGR-1202, an orally available PI3K delta inhibitor. We also hold the development rights to AST-726, a nasally delivered product for the treatment of Vitamin B12 deficiency.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

On December 29, 2011, the Company consummated an exchange transaction (the “Exchange Transaction”) with Opus Point Partners, LLC (“Opus”) and TG Biologics, Inc. (formerly known as TG Therapeutics, Inc.) (“TG Bio”). The stockholders of TG Bio received the majority of the voting shares of the Company, therefore, the transaction was accounted for as a reverse acquisition whereby TG Bio was the accounting acquirer (legal acquiree) and the Company was the accounting acquiree (legal acquirer) under the acquisition method of accounting.  TG Bio was incorporated in Delaware in November 2010, but did not commence operations until April 2011.

On April 30, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation to change its name from Manhattan Pharmaceuticals, Inc. (“Manhattan”) to TG Therapeutics, Inc.  In conjunction with this change, the subsidiary formerly named TG Therapeutics, Inc. filed a Certificate of Amendment changing its name to TG Biologics, Inc.

Liquidity and Capital Resources

We have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future, and we may never become profitable. As of September 30, 2013, we have an accumulated deficit of $33,740,151.

Our major sources of cash have been proceeds from the sale of equity securities, the upfront payment from our Sublicense Agreement with Ildong Pharmaceutical Co. Ltd. (“Ildong”), and warrant exercises. We have not yet commercialized any of our drug candidates and cannot be sure if we will ever be able to do so. Even if we commercialize one or more of our drug candidates, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to obtain regulatory approval for our drug candidates, successfully complete any post-approval regulatory obligations and successfully commercialize our drug candidates alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

In July 2013, we raised approximately $37.6 million, net of underwriting discounts and offering expenses of approximately $2.7 million, in an underwritten public offering. See Note 3 for additional information.

We currently anticipate that our cash and cash equivalents at September 30, 2013 are sufficient to fund our anticipated operating cash requirements for at least 24 months. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

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

Stock-Based Compensation

We recognize all share-based payments to employees and to non-employee directors for services as compensation expense in the consolidated financial statements based on the fair values of such payments. Stock-based compensation expense recognized each period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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

Basic and Diluted Net (Loss) Income Per Share of Common Stock

Basic net income (loss) per share of Common Stock is calculated by dividing net income (loss) applicable to the Common Stock by the weighted-average number of shares of the Common Stock outstanding for the period.  Diluted net loss per share of Common Stock is the same as basic net income (loss) per share of Common Stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because the Company incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented.  The amounts of potentially dilutive securities excluded from the calculation were 9,994,297 and 7,484,689 at September 30, 2013 and 2012, respectively. During the three and nine months ended September 30, 2013 and 2012, the Company incurred a net loss; therefore, all of the dilutive securities are excluded from the computation of diluted earnings per share.

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

NOTE 2 – FAIR VALUE MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis in the financial statements. The hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

⋅	Level 1 – quoted prices in active markets for identical assets and liabilities;

⋅	Level 2 – inputs other than Level 1 quoted prices that are directly or indirectly observable; and

⋅	Level 3 – unobservable inputs that are not corroborated by market data.

As of September 30, 2013 and December 31, 2012, the fair values of cash and cash equivalents, accounts payable, accrued expenses, and notes and interest payable approximate their carrying value.

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

In connection with the Exchange Transaction in December 2011, the Company performed a valuation of the assets and liabilities of Manhattan immediately prior to the transaction.  The cumulative liability including accrued and unpaid interest of the 5% Notes was approximately $16,876,000 immediately prior to the Exchange Transaction, $17,727,000 at December 31, 2012 and $18,390,000 at September 30, 2013. As the 5% Notes are tied directly to net product cash flows derived from the preexisting products of the Company, the 5% Notes and accrued interest were recorded at fair value of $3,287,700 as of the date of the Exchange Transaction.   No payments have been made on the 5% Notes as of September 30, 2013.

We elected the fair value option for valuing the 5% Notes upon the completion of the Exchange Transaction with TG Bio, as discussed above.  The Company elected the fair value option in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

The valuation method used to estimate the 5% Notes’ fair value is a discounted cash flow model, where the expected cash flows of AST-726 are discounted to the present using a yield that incorporates compensation for the probability of success in clinical development and marketing, among other factors. The discount rate used in this discounted cash flow model approximated 20% at December 31, 2012 and September 30, 2013. The assumptions, assessments and projections of future revenues are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our consolidated financial statements.

The following table provides the fair value measurements of applicable financial liabilities as of December 31, 2012 and September 30, 2013:

	Financial liabilities at fair value as of December 31, 2012
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$2,479,098	$2,479,098
Totals	$—	$—	$2,479,098	$2,479,098

	Financial liabilities at fair value as of September 30, 2013
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$2,269,046	$2,269,046
Totals	$—	$—	$2,269,046	$2,269,046

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

The following table summarizes the changes in Level 3 instruments during the nine months ended September 30, 2013:

Fair value at December 31, 2012	$2,479,098
Interest accrued on face value of 5% Notes	662,775
Change in fair value of Level 3 liabilities	(872,827)
Fair value at September 30, 2013	$2,269,046

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

On July 18, 2013, we announced the pricing of an underwritten public offering of 5,700,000 shares of our Common Stock at a price of $6.15 per share for gross proceeds of approximately $35 million. We also granted to the underwriters a 30-day option to acquire an additional 855,000 shares to cover overallotments in connection with the offering. Total net proceeds from this offering, including the overallotment, were approximately $37.6 million, net of underwriting discounts and offering expenses of approximately $2.7 million. The shares were sold under a shelf registration statement on Form S-3 (File No. 333-189015) that was previously filed and declared effective by the SEC on June 17, 2013.

We currently have one shelf registration statement on Form S-3, filed and declared effective by the SEC (File No. 333-189015). Subsequent to the July 2013 offering, this shelf registration statement provides for the offering of up to approximately $135 million of common stock. We may offer the securities under our shelf registration statement from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that this shelf registration statement provides us with the flexibility to raise additional capital to finance our operations as needed.

Equity Incentive Plans

Shares available for the issuance of stock options or other stock-based awards under our stock option and incentive plans were 1,903,213 shares at September 30, 2013.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2013:

	Number of shares	Weighted- average exercise price	Weighted- average Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2012	46,904	$61.08	9.44	$—
Granted	—	—
Exercised	—	—
Forfeited	(313)	2,249.85
Expired	—	—
Outstanding at September 30, 2013	46,591	$46.37	8.75	$29,440

Vested and expected to vest at September 30, 2013	9,591	$208.30	8.41	$5,760
Exercisable at September 30, 2013	9,591	$208.30	8.41	$5,760

                As of September 30, 2013, there is no unrecognized compensation cost related to unvested time-based option awards. This amount does not include, as of September 30, 2013, 37,000 non-employee options outstanding which are milestone-based and vest upon certain corporate milestones. Stock-based compensation will be measured and recorded if and when a milestone occurs.
Restricted Stock
                Certain employees, directors and consultants have been awarded restricted stock under the 2012 Incentive Plan.   The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted share activity for the nine months ended September 30, 2013:
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	6,614,243	$4.49
Granted	149,044	6.04
Vested	(398,750)	2.55
Forfeited	—	—
Outstanding at September 30, 2013	6,364,537	$4.65

Total expense associated with restricted stock grants was $4,199,595 during the nine months ended September 30, 2013. As of September 30, 2013, there was approximately $7,227,000 of total unrecognized compensation cost related to unvested time based restricted stock, which is expected to be recognized over a weighted-average period of 2.1 years. This amount does not include, as of September 30, 2013,  unrecognized compensation expense related to 1,517,500 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones; and 2,481,375 shares of restricted stock outstanding issued to non-employees. Milestone based noncash compensation expense will be measured and recorded if and when a milestone occurs.

Warrants

The following table summarizes warrant activity for the nine months ended September 30, 2013:

	Warrants	Weighted- Average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2012	6,781,007	$1.58	$14,563,539
Issued	—	—
Exercised	(890,644)	2.25
Expired	(53)	562.50
Outstanding at September 30, 2013	5,890,310	$1.47	$21,799,376

Stock-Based Compensation

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The Company did not grant any stock options during the nine months ended September 30, 2013.

The following table summarizes stock-based compensation expense information about stock options and restricted stock for the three and nine months ended September 30, 2013:

	Three months ended September 30, 2013	Nine months ended September 30, 2013
Stock-based compensation expense associated with restricted stock	$996,755	$4,199,595
Stock-based compensation expense associated with option grants	-	56,405
	$996,755	$4,256,000

NOTE 4 – NOTES PAYABLE

 The following is a summary of notes payable:

	September 30, 2013			December 31, 2012
	Current portion, net	Non- current portion, net	Total	Current portion, net	Non- current portion, net	Total
Convertible 5% Notes Payable	$-	$2,269,046	$2,269,046	$-	$2,479,098	$2,479,098
ICON Convertible Note	677,778	-	677,778	677,778	-	677,778
Total	$677,778	$2,269,046	$2,946,824	$677,778	$2,479,098	$3,156,876

We assumed the preceding notes payable as the result of the Exchange Transaction between the Company and TG Bio. Accordingly, a valuation using the guidance in the accounting literature for business combinations (ASC 805) was performed and these notes were initially recorded at their fair value on the date of the transaction.

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

In connection with the Exchange Transaction in December 2011, the Company performed a valuation of the assets and liabilities of Manhattan immediately prior to the transaction. The cumulative liability including accrued and unpaid interest of the 5% Notes was approximately $16,876,000 immediately prior to the Exchange Transaction, $17,727,000 at December 31, 2012 and $18,390,000 at September 30, 2013. As the 5% Notes are tied directly to net product cash flows derived from the preexisting products of the Company, the 5% Notes and accrued interest was recorded at fair value as of the date of the Exchange Transaction.   No payments have been made on the 5% Notes as of September 30, 2013.  See Note 2 for further details.

ICON Convertible Note Payable

In connection with the merger with Ariston as discussed above, Ariston satisfied an account payable of $1,275,188 to ICON Clinical Research Limited (“ICON”) through the payment of $275,188 in cash and the issuance of a three-year 5% note payable (the “ICON Note”).  The principal was to be repaid in 36 monthly installments of $27,778 commencing in April 2010.  Interest was payable monthly in arrears.   On March 1, 2011, Ariston entered into an amended and restated convertible promissory note (the “Amended ICON Note”) with ICON.  The principal terms of the Amended ICON Note are that monthly payments of principal and interest will be waived for the thirteen month period ended December 31, 2011 (the “Waiver Period”) in exchange for a single payment of $100,000 on March 31, 2011, an increase in the interest on the Amended ICON Note from 5% to 8% per annum during the Waiver Period and a balloon payment on January 31, 2012.  The Amended ICON Note is convertible at the option of the holder into the Company’s Common Stock at the conversion price of $562.50 per share.  During the nine months ended September 30, 2013, the Company recorded $49,240 of interest expense on the Amended ICON Note.  At September 30, 2013, the principal amount of the Amended ICON Note was $677,778, of which the entire balance has been classified as current, and interest payable on the Amended ICON Note was $172,751.   This note is currently in default as the Company did not make the balloon payment due on January 31, 2012, or any subsequent payments.  The Company is currently attempting to negotiate a settlement or alternative arrangement in satisfaction of this note.

NOTE 5 – LICENSE AGREEMENTS

In November 2012, we entered into an exclusive (within the territory) sublicense agreement with Ildong Pharmaceutical Co. Ltd, (“Ildong”) relating to the development and commercialization of TG-1101 in South Korea and Southeast Asia.  Under the terms of the sublicense agreement, Ildong has been granted a royalty bearing exclusive right, including the right to grant sublicenses, to develop and commercialize TG-1101 in South Korea, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Philippines, Vietnam, and Myanmar.

An upfront payment of $2,000,000, which was received in December 2012 net of $330,000 of foreign income tax withheld, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated. The upfront payment will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement. The Company recorded license revenue of approximately $114,000 and $38,000 for the nine and three months ended September 30, 2013, respectively, and has deferred revenue of approximately $1,867,000 associated with this $2,000,000 payment (approximately $152,000 of which has been classified as a current liability) at September 30, 2013.

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

Under the terms of the Company’s License Agreement with LFB Group, the Company utilizes LFB Group for certain development and manufacturing services.  The Company incurred approximately $6,068,000 and $2,034,000 during the nine and three months ended September 30, 2013, respectively, for manufacturing and development services, which have been included in other research and development expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2013, the Company has approximately $3,079,000 recorded in accounts payable related to the aforementioned agreements with LFB Group.

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

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of innovative and medically important pharmaceutical products for the treatment of cancer and other underserved therapeutic needs.  We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest, funding their research and development and eventually either out-licensing or bringing the technologies to market.  Currently, the Company is developing two therapies for hematologic malignancies: TG-1101 (ublituximab), a novel, glycoengineered monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes; and TGR-1202, an orally available PI3K delta inhibitor.

We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates.

TG-1101 (ublituximab)

Overview

TG-1101 (ublituximab) is a chimeric, glycoengineered, monoclonal antibody that targets a unique epitope on the CD20 antigen located on the surface of B-lymphocytes. Administration of anti-CD20 antibodies such as TG-1101 results in rapid depletion of circulating CD20 positive B-cells which is thought to aid in the treatment of various B-cell lymphoproliferative diseases.  We hold exclusive worldwide rights (except France/Belgium) to develop and commercialize TG-1101 for all indications. Manufacturing of TG-1101 is currently performed by our partner, LFB Biotechnologies.

Generally, anti-CD20 antibodies are believed to exert their B-cell depleting effects through three primary mechanisms of action: antibody dependent cell-mediated cytotoxicity (“ADCC”), complement dependent cytotoxicity (“CDC”), and direct or programmed cell death (“DCD” or “PCD”).  TG-1101 has been specifically glycoengineered to enhance ADCC activity, which should increase its ability to deplete B-cells and may improve its anti-cancer effects when compared to Rituxan®, the leading anti-CD20 monoclonal antibody, which had worldwide sales in 2012 of approximately $7 billion.

TG-1101 has demonstrated activity in both in vitro and in vivo assays as an efficient and selective B-cell targeting anti-CD20 antibody with the ability to effectively deplete B-lymphocytes in both malignant laboratory cell models as well as non-Hodgkin’s Lymphoma (NHL) and Chronic Lymphocytic Leukemia (CLL) patient donor cell lines.

Two single-agent, dose-escalation, Phase I studies were undertaken with TG-1101 to establish an optimal dose in patients with NHL and CLL. A two part first-in-human Phase I clinical trial was first completed in France in which TG-1101 was introduced in relapsed or refractory CLL patients in doses as high as 450mg per infusion. Preliminary results from Part 2 of this study were presented at the 53rd Annual American Society of Hematology Meeting in December 2011 and recently presented again at the 2013 European Hematology Annual Meeting.  Subsequently, a single-agent Phase I study was undertaken in the US enrolling patients with both NHL and CLL, dosing patients up to 1200mg per infusion.  In oncology settings, anti-CD20 therapy is generally used in combination with other anti-cancer agents where it demonstrates maximum activity.  As a result, clinical development for TG-1101 has focused on combination therapy with a subsequent Phase I clinical study undertaken evaluating the combination of TG-1101 with lenalidomide (trade name Revlimid®), an immunomodulatory agent, also for patients with NHL and CLL. Future combinations studies with novel agents are planned.

Two Phase I/II trials with TG-1101 are currently ongoing, as follows:

TG-1101-101- Single Agent study in NHL and CLL

Our first US based trial was launched in the 3rd quarter of 2012.  The trial is entitled "An Open Label Phase I/II Trial of the Efficacy and Safety of Ublituximab in Patients with B-cell Non-Hodgkin Lymphoma who have Relapsed or are Refractory After CD20 Directed Antibody Therapy."  All enrolled patients are relapsed or refractory to Rituxan® or a Rituxan® containing regimen, and in most cases multiple other lines of therapy.  Dr. Owen O'Connor, Professor of Medicine and Director, Center for Lymphoid Malignancies at New York Presbyterian Columbia Medical Center is the Principal Investigator for the multi-center study.

We have completed the dose escalation portion of this study, with three patients enrolled into four dose cohorts each (450mg, 600mg, 900mg, and 1200mg), with preliminary safety and efficacy data for these patients presented at the American Society of Clinical Oncology Annual Meeting in June 2013 and at the European Hematology Association Annual Meeting in June 2013. Cohort expansions were undertaken at the 900 and 1200 mg doses for NHL patients and at the 600 and 900 mg doses for CLL patients. As of November 2013, enrollment has completed for this study.

TG-1101-102 – Combination study with Lenalidomide in NHL and CLL

In December of 2012, the Company initiated its second US based clinical trial entitled "TG-1101-102: A Phase I/II Study of Ublituximab in Combination with Lenalidomide (Revlimid®) in Patients with B-Cell Lymphoid Malignancies who have Relapsed or are Refractory After CD20 Directed Antibody Therapy".

The trial was designed as a Phase I dose escalation study with the potential to enroll one or more expansion cohorts once the optimal dose was determined. All enrolled patients were relapsed or refractory to a prior anti-CD20 antibody containing regimen. The patients enrolled into this study were heavily pre-treated, most of which were refractory to Rituxan or a Rituxan containing regimen.  This multicenter trial was being led by Dr. Marshall Schreeder of the Clearview Cancer Institute in Huntsville, AL.

Presently we have completed enrollment in this study, with the highest cohort dosing patients at 900mg of TG-1101 in combination with Revlimid® starting at 10mg and titrated based on tolerability in 5mg increments per cycle to a maximum dose of 20mg for patients with NHL and 15mg for patients with CLL.

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

TGR-1202 is an orally available PI3K delta inhibitor with nanomolar potency to the delta isoform and high selectivity over the alpha, beta, and gamma isoforms.  TGR-1202 has demonstrated activity in pre-clinical models and primary cells from patients with hematologic malignancies.

TGR-1202 is being developed jointly with Rhizen Pharmaceuticals, S A, a Switzerland based drug discovery and biotechnology company.  The Company and Rhizen are jointly developing TGR-1202 on a worldwide basis, excluding India, initially focusing on indications in the area of hematologic malignancies and autoimmune disease.  Rhizen maintains rights to manufacture and supply of the product, while we are responsible for all clinical and regulatory development for TGR-1202 globally.

The Company’s Investigational New Drug (“IND”) application for TGR-1202 was accepted by the FDA in December 2012 and in January 2013, the Company initiated a Phase I, open label, multi-center, first-in-human clinical trial of TGR-1202 in patients with hematologic malignancies.  The study entitled TGR-1202-101, "A Phase I Dose Escalation Study Evaluating the Safety and Efficacy of TGR-1202 in Patients with Relapsed or Refractory Hematologic Malignancies," is being run in collaboration with the Sarah Cannon Research Institute in Nashville, TN, and is expected to enroll approximately 30 patients during the initial dose escalation phase, followed by up to an additional 30 patients in an expansion phase once the optimal dose has been determined. Enrollment in the dose escalation portion of this study continues currently in Cohort 6 (1200mg QD or once per day) and is open to patients with relapsed or refractory NHL, CLL, Peripheral T-Cell Lymphoma ("PTCL"), and other select hematologic malignancies. Michael R. Savona, MD, the Director of Leukemic Research, Sarah Cannon Research Institute, is acting as Study Chair for the Phase I study.

AST-726

AST-726 is a nasally delivered form of hydroxocobalamin for the treatment of Vitamin B12 deficiency.  The Company acquired global rights to AST-726 as part of the Ariston acquisition. AST-726 has demonstrated pharmacokinetic equivalence to a marketed intramuscular injection product for Vitamin B12 remediation.

The Company is currently reviewing its development plans for AST-726, which may include: (1) ceasing further development and attempting to sell or license AST-726, (2) continuing development as originally contemplated under the SPA or (3) evaluating and implementing alternative development plans.  No decision has been made as to which approach to execute, and a timeline for a decision is uncertain. If the Company is unable to determine a development plan for AST-726, it is probable that an impairment of in-process research and development would be recognized in future periods, as the intellectual property for AST-726 begins to expire in 2014.

RECENT DEVELOPMENTS

TG-1101 (ublituximab)

In September 2013, the Company was notified of Orphan Drug Designation acceptance for TG-1101 for the treatment of Nodal and Extra-nodal Marginal Zone Lymphoma.  Orphan drug designation is granted by the FDA Office of Orphan Drug Products to novel drugs or biologics that treat a rare disease or condition affecting fewer than 200,000 patients in the U.S.

In June of 2013, the Company presented preliminary data from TG-1101-101, the Phase I single agent study of TG-1101 in patients with rituximab relapsed and refractory B-cell lymphoma, at the 2013 American Society of Clinical Oncology (ASCO) annual meeting in Chicago, IL and at the 2013 European Hematology Association (EHA) annual meeting in Stockholm, Sweden.  As of the presentation date, three patients had been treated at each dose level (12 patients total), and no dose-limiting-toxicities had been observed.  TG-1101 was well tolerated with the majority of adverse events being Grade 1 or 2 in severity, with only one Grade 3 event observed: Grade 3 anemia in a Cohort 1 patient deemed possibly related to study drug.  All patients received all planned infusions. As of November 2013, enrollment has been completed into this study.

In June 2013, preliminary data was also presented from TG-1101-102, the Phase I study of TG-1101 in combination with lenalidomide for patients with rituximab relapsed and refractory B-cell lymphoma at the 18th annual congress of the European Hematology Association (EHA) in Stockholm, Sweden.  As of the date of presentation, six patients had been enrolled in the study, and it was reported that the combination regimen has been well tolerated to date.  No DLTs have been observed, and Grade >3 adverse events deemed to be at least possibly related to either study drug have been limited. As of November 2013, enrollment has been completed into this study.

TGR-1202

In September 2013, pre-clinical data on TGR-1202 was presented at the 15th Annual International Workshop on Chronic Lymphocytic Leukemia (iwCLL) held in Cologne, Germany.  The poster presentation entitled “The PI3K-δ inhibitor TGR-1202 induces cytotoxicity and inhibits phosphorylation of AKT in 17p deleted and non-17p deleted CLL cells in vitro,” was presented by Daphne Friedman, MD and Mark Lanasa, MD, PhD from Duke University Medical Center.

In June 2013, the Company presented pre-clinical data at the 12th International Conference on Malignant Lymphomas in Lugano, Switzerland, on the combination of TGR-1202 and TG-1101 in models of B-cell lymphoma demonstrating synergy against select lymphoma cell lines tested.  The oral presentation was delivered by Changchun Deng, MD, PhD, of Columbia University Medical Center in New York, NY.

The first-in-human Phase I clinical trial of TGR-1202 (TGR-1202-101) was initiated in January 2013.  TGR-1202-101 is ongoing and enrolling patients in the dose escalation component of the study evaluating once-daily doses of TGR-1202.  To date, treatment with TGR-1202 has been generally well tolerated. Enrollment continues at the 1200mg once per day or QD dose (Cohort 6).  Provided a maximum tolerated dose is not reached, additional cohorts evaluating the sequentially higher doses of TGR-1202 are planned.

In September 2012, preliminary pharmacokinetic (PK) data was presented from initial cohorts in the ongoing Phase 1 study.  TGR-1202 demonstrated rapid absorption and linear pharmacokinetics through the 800mg QD dose level.  An extended half-life and observed accumulation were supportive of the once daily (QD) dosing regimen.   Pharmacodynamic indicators such as compartmental lymphocyte shift (lymphocytosis) in patients with CLL, a hallmark of BCR targeted agents, were also reported to have been observed.  While the Company believes this early data may provide preliminary information about the drug properties of TGR-1202, there can be no assurances given that TGR-1202 will continue to exhibit sufficient pharmaceutical properties to support further development. While we do have potential back-up compounds, if we were to decide to terminate the development of TGR-1202 our PI3K Delta program would be significantly delayed or terminated. The Company plans to present updated safety, efficacy and PK data at the upcoming 55th American Society of Hematology Meeting (ASH), being held December 7 – 10, 2013 in New Orleans, LA.

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

In addition, certain restricted stock issued to employees vest upon the achievement of certain milestones; therefore, the total expense is uncertain until the milestone becomes probable.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2013 and September 30, 2012

License Revenue. License revenue was $38,096 for the three months ended September 30, 2013, as compared to $0 in the comparable period in 2012. License revenue for the three months ended September 30, 2013 was related to the amortization of an upfront payment of $2.0 million associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants equaled $171,442 for the three months ended September 30, 2013, as compared to $127,091 during the comparable period in 2012.  The noncash compensation expense was related to the period’s expense for restricted stock grants to research and development personnel.

Other Research and Development Expenses. Other research and development expenses increased by $1,704,408 to $3,138,119 for the three months ended September 30, 2013, as compared to $1,433,711 for the three months ended September 30, 2012. The increase in other research and development expenses was due primarily to an increase of approximately $2,124,000 for research and development expenses related to TG-1101, and an increase of approximately $491,000 for research and development expenses related to TGR-1202. We expect our other research and development costs to increase modestly for the remainder of 2013 due primarily to the enrollment of additional patients on our clinical trials.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants increased by $134,314 to $825,313 for the three months ended September 30, 2013, as compared to $690,999 for the three months ended September 30, 2012.  The noncash compensation expense in both periods was related to restricted stock grants to general and administrative personnel.

Other General and Administrative Expenses. Other general and administrative expenses increased by $88,214 to $550,639 for the three months ended September 30, 2013, as compared to $462,425 for the three months ended September 30, 2012. The increase was due primarily to additional general and administrative personnel. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2013.

Other (Income) Expense. Other income increased by $87,197 to $91,222 for the three months ended September 30, 2013, as compared to $4,025 for the three months ended September 30, 2012.  The other income for the period in 2012 was primarily due to the change in the fair value of our notes payable, partially offset by interest expense on our short-term note payable.

Nine months ended September 30, 2013 and September 30, 2012

License Revenue. License revenue was $114,286 for the nine months ended September 30, 2013, as compared to $0 in the comparable period in 2012. License revenue for the nine months ended September 30, 2013 was related to the amortization of an upfront payment of $2.0 million associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Stock Expense Associated with In-licensing Agreement. Noncash stock expense associated with in-licensing agreement decreased by $16,578,000 to $0 for the nine months ended September 30, 2013, as compared to $16,578,000 for the nine months ended September 30, 2012. The expense during the nine months ended September 30, 2012 related to a noncash expense of $16,578,000 recorded in conjunction with the stock issued to LFB Group for the license to TGTX-1101.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants equaled $892,313 for the nine months ended September 30, 2013, as compared to $236,289 during the comparable period in 2012.  The noncash compensation expense was related to the period’s expense for restricted stock grants to research and development personnel.

Other Research and Development Expenses. Other research and development expenses increased by $5,880,816 to $9,014,776 for the nine months ended September 30, 2013, as compared to $3,133,960 for the nine months ended September 30, 2012. The increase in other research and development expenses was due primarily to the commencement of the Company’s clinical development programs for TG-1101 and TGR-1202. We expect our other research and development costs to increase modestly for the remainder of 2013 due primarily to the enrollment of additional patients on our clinical trials.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants increased by $1,421,386 to $3,363,687 for the nine months ended September 30, 2013, as compared to $1,942,301 for the nine months ended September 30, 2012.  The increase in noncash compensation expense (general and administrative) was primarily due to the vesting of certain milestone-based restricted stock awards during the nine months ended September 30, 2013.

Other General and Administrative Expenses. Other general and administrative expenses increased by $519,773 to $1,833,733 for the nine months ended September 30, 2013, as compared to $1,313,960 for the nine months ended September 30, 2012. The increase was due primarily to business insurance, the NASDAQ entry fee, and expenses related to additional general and administrative personnel. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2013.

Other (Income) Expense. Other income decreased by $347,747 to $175,865 for the nine months ended September 30, 2013, as compared to $523,612 for the nine months ended September 30, 2012. The other income for the period in 2012 was primarily due to a refund of New York State Franchise tax of approximately $272,000 and the change in the fair value of our notes payable, partially offset by interest expense on our short-term note payable.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash has been proceeds from the sale of equity securities and from the upfront payment from our Sublicense Agreement with Ildong. We have not yet commercialized any of our drug candidates and cannot be sure if we will ever be able to do so. Even if we commercialize one or more of our drug candidates, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to obtain regulatory approval for our drug candidates, successfully complete any post-approval regulatory obligations and successfully commercialize our drug candidates alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

On July 18, 2013, we announced the pricing of an underwritten public offering of 5,700,000 shares of Common Stock at a price of $6.15 per share for gross proceeds of approximately $35 million. We also granted to the underwriters a 30-day option to acquire an additional 855,000 shares to cover overallotments in connection with the offering. Total net proceeds from this offering, including the overallotment, were approximately $37.6 million, net of underwriting discounts and offering expenses of approximately $2.7 million. The shares were sold under a shelf registration statement on Form S-3 (File No. 333-189015) that was previously filed and declared effective by the SEC on June 17, 2013.

As of September 30, 2013, we had $50,183,397 in cash and cash equivalents. We currently anticipate that our cash and cash equivalents as of September 30, 2013 to be sufficient to fund our anticipated operating cash requirements for at least 24 months from September 30, 2013. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Cash used in operating activities for the nine months ended September 30, 2013 was $5,915,077, as compared to $4,354,632 for the nine months ended September 30, 2012.  The increase in cash used in operating activities was due primarily to increased expenditures associated with our clinical development programs for TG-1101 and TGR-1202.

For the nine months ended September 30, 2013, net cash provided by financing activities of $39,645,778 related to net proceeds from the issuance of Common Stock as part of our underwritten public offering in July 2013, as well as proceeds from the exercise of warrants. For the nine months ended September 30, 2012, net cash provided by financing activities of $11,981,406 related primarily to net proceeds from the issuance of the preferred stock, partially offset by the repayment of a short-term loan.

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

Accounting Related to Goodwill. As of September 30, 2013 and December 31, 2012, there was $799,391 of goodwill on our consolidated balance sheets. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

The valuation methods used to estimate the 5% Notes’ fair value is a discounted cash flow model, where the expected cash flows of AST-726 and AST-915 are discounted to the present using a yield that incorporates compensation for the probability of success in clinical development and marketing, among other factors. The discount rate used in this discounted cash flow model approximated 20% at December 31, 2012 and September 30, 2013. The assumptions, assessments and projections of future revenues are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of September 30, 2013, our portfolio of financial instruments consists of cash equivalents, including bank deposits. Due to the short-term nature of our investments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In order to submit and maintain an Investigational New Drug application (“IND”), Biologics License Application (“BLA”), or New Drug Application (“NDA”) to the FDA, it is necessary to submit all information on the clinical, non-clinical, chemistry, manufacturing, controls and quality aspects of the product candidate.  We rely on our third party contractors and our licensing partners to provide a significant portion of this data.  If we are unable to obtain this data, or the data is not sufficient to meet the regulatory requirements, we may experience significant delays in our development programs. Additionally, an IND must be active in each division in which we intend to conduct clinical trials.  While we maintain an active IND for TG-1101 and TGR-1202 enabling the conduct of studies in the FDA’s Division of Hematology and Oncology; there can be no assurance given that we will be successful in obtaining an active IND for TG-1101 or TGR-1202 in any other division under whose supervision we may seek to develop our product candidates, or that the FDA will allow us to continue the development of our product candidates in those divisions where we maintain an active IND.

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

We plan on conducting additional Phase I, II and III clinical trials for TG-1101. Early clinical results seen with TG-1101 in a small number of patients may not be reproduced in expanded or larger clinical trials. Additionally, individually reported outcomes of patients treated in clinical trials may not be representative of the entire population of treated patients in such studies. If the results from expansion cohorts or later trials are different from those found in the earlier studies of TG-1101, we may need to terminate or revise our clinical development plan, which could extend the time for conducting our development program and could have a material adverse effect on our business.

TGR-1202 has only recently entered into a first-in-human Phase I clinical trial. As such, preliminary human data is only available from a small number of patients from the ongoing Phase I clinical trial. There can be no assurances given that TGR-1202 will exhibit sufficient pharmacologic properties following review of the data from this first Phase 1 study to support further development of TGR-1202.  In addition, the pharmacologic and pharmacokinetic properties demonstrated by TGR-1202 in early cohorts and at lower doses may not be consistent with those demonstrated at higher doses of TGR-1202. Furthermore, such pharmacologic data arising from this first Phase 1 study may be inconclusive or not reproducible in later clinical trials.  In such situation, we may conduct additional clinical trials only to learn later that TGR-1202 lacks adequate pharmacologic properties.  Additionally, even if we believed that TGR-1202 possessed adequate pharmacologic properties, that still does not ensure that TGR-1202 will be a safe and effective pharmaceutical agent.  If TGR-1202 were ultimately determined to lack adequate pharmacologic properties or fail to be a safe and effective pharmaceutical agent, we would have to cease development, which could have a material adverse effect on our business.  In such event, despite the rights we retain to back-up compounds, our PI3k Delta program would be significantly delayed or terminated.

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

We have not completed testing of any of our product candidates for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent that adverse events, if any, will be observed in patients who receive any of its product candidates.  To date, clinical trials using TG-1101 and our other product candidates have demonstrated a toxicity profile that was deemed acceptable by the investigators performing such studies.  Such interpretation may not be shared by future investigators or by the FDA and in the case of TG-1101 and TGR-1202, even if deemed acceptable for oncology applications, it may not be acceptable for diseases outside the oncology setting, and likewise for any other product candidates we may develop.  Additionally, the severity, duration and incidence of adverse events may increase in larger study populations.  With respect to TG-1101, the toxicity when manufactured under different conditions is not known, and it is possible that additional and/or different adverse events may appear upon the human use of those formulations and those adverse events may arise with greater frequency, intensity and duration than in the current formulation.  With respect to TGR-1202, to date only a small number of patients have been dosed in the ongoing first-in-human dose-escalation Phase I study, the full adverse effect profile of TGR-1202 is not known. Limited data is available on the drug’s adverse event profile at lower doses, and as the dose escalation continues with higher doses of TGR-1202, greater frequency and/or severity of adverse events are likely to occur as a maximum tolerated dose is reached. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain marketing approval and generate revenues from its sale, which could have a material adverse impact on our business and operations.

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

If approved, we expect TG-1101 to compete directly with Roche Group’s Rituxan® (Rituximab) and Gazyva (obinutuzumab or GA-101), Spectrum Pharmaceutical’s Zevalin® (Y90-Ibritumomab Tiuxetan), and Genmab and GlaxoSmithKline’s Arzerra® (Ofatumumab) among others, each of which is currently approved for the treatment of various diseases including NHL and CLL.  In addition, a number of pharmaceutical companies are developing anti-CD20 antibodies which, if approved, would potentially compete with TG-1101.  New developments, including the development of other pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace.

With respect to TGR-1202, although no PI3K delta inhibitors have been approved by the FDA, there are several PI3K delta targeted compounds in development, including, but not limited to, Gilead’s idelalisib (formerly known as GS-1101 or CAL-101), Infinity Pharmaceuticals IPI-145 and Amgen’s AMG-319, which if approved we would expect to compete directly with TGR-1202.  In addition, there are numerous other novel therapies targeting similar pathways to TGR-1202 in development, which if approved would also compete with TGR-1202 in similar indications, such as the BTK inhibitor, ibrutinib (under clinical development by Pharmacyclics/JNJ), or the blc-2 inhibitor ABT-199 (under clinical development by Abbott Laboratories/Roche).

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

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted only after we submit a BLA or NDA to the FDA, if at all.  We do not control the manufacturing process of our product candidates and are completely dependent on our contract manufacturing partners for compliance with the FDA’s requirements for manufacture of finished pharmaceutical products (good manufacturing practices, GMP).  If our contract manufacturers cannot successfully manufacture material that conforms to our target product specifications, patent specifications, and/or the FDA’s strict regulatory requirements of safety, purity and potency, we will not be able to secure and/or maintain FDA approval for our product candidates.  In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel.  If our contract manufacturers cannot meet FDA standards, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates. No assurance can be given that a long-term, scalable manufacturer can be identified or that they can make clinical and commercial supplies of our product candidates at an appropriate scale and cost to make it commercially feasible.  If they are unable to do so, it could have a material adverse impact on our business.

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

As of September 30, 2013, we had six full and part time employees.  Over time, we will need to expand our managerial, operational, financial and other resources in order to manage and obtain funds for operations and clinical trials, continue research and development activities, and commercialize our product candidates.  Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth.  Our need to effectively manage our operations, growth, and various projects requires that we:
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

We may seek to expand our business through the acquisition of, investments in and strategic alliances with companies, technologies, products, and services.  Acquisitions, investments and strategic alliances involve a number of special problems and risks, including, but not limited to:
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

36

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

As of September 30, 2013, we had net cash on hand of approximately $50,183,000.  We believe that our cash on hand will sustain our operations for at least the next 24 months.  As a result, we will need additional capital to continue our operations beyond that time.  We will need to seek additional sources of financing in the future, which might not be available on favorable terms, if at all, to continue our operations.  If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned preclinical and clinical trials or obtain approval of any of our product candidates from the FDA or any foreign regulatory authorities.  In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities.  Any additional sources of financing will likely involve the issuance of our equity securities, which would have a dilutive effect on your holdings of our capital stock.

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

We have never been profitable, and, as of September 30, 2013, we had an accumulated deficit of $33,740,151.  We have generated operating losses in all periods since we were incorporated.  We expect to make substantial expenditures resulting in increasing operating costs in the future and our accumulated deficit may increase significantly as we expand development and clinical trial efforts for our product candidates.  Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.  Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses or when we will become profitable, if ever.  Even if we achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

3.2	Restated Bylaws of TG Therapeutics, Inc. dated May 14, 2012 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2013.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2013.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2013.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: November 14, 2013	By:	/s/ Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2013.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2013.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2013.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2013.

