Form 10-K
period 2013-12-31
TG THERAPEUTICS, INC.
filed 2014-03-07
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number  1-32639

TG THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3898269
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3 Columbus Circle
15th Floor	10019
New York, New York	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (212) 554-4484

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.001 Per Share	NASDAQ Capital Market
(Title of Class)	(Name of Each Exchange on Which Registered)

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
Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was $74,983,321 as of June 30, 2013, based on the closing sale price of such stock as reported on the NASDAQ Capital Market.

There were 34,373,925 shares of the registrant’s common stock, $0.001 par value, outstanding as of March 1, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

TG THERAPEUTICS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words "anticipate," "believe," "estimate," "may," "expect" and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, or the SEC, or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

•	expectations for increases or decreases in expenses;

•	expectations for the clinical and pre-clinical development, manufacturing, regulatory approval, and commercialization of our pharmaceutical product candidates or any other products we may acquire or in-license;

•	use of clinical research centers and other contractors;

•	expectations as to the timing of commencing or completing pre-clinical and clinical trials and the expected outcomes of those trials;

•	expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;

•	expectations for generating revenue or becoming profitable on a sustained basis;

•	expectations or ability to enter into marketing and other partnership agreements;

•	expectations or ability to enter into product acquisition and in-licensing transactions;

•	expectations or ability to build our own commercial infrastructure to manufacture, market and sell our drug candidates;

•	acceptance of our products by doctors, patients or payors;

•	ability to compete against other companies and research institutions;

•	ability to secure adequate protection for our intellectual property;

•	ability to attract and retain key personnel;

•	availability of reimbursement for our products;

•	estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments;

•	stock price and its volatility;

•	expected losses; and

•	expectations for future capital requirements.

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

ITEM 1. BUSINESS.

OVERVIEW
We are a biopharmaceutical company focused on the acquisition, development, and commercialization of innovative and medically important pharmaceutical products for the treatment of cancer and other underserved therapeutic needs.  We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest, funding their research and development and eventually either out-licensing or bringing the technologies to market.  Currently, the company is developing two therapies targeting hematological malignancies. TG-1101 (ublituximab), is a novel, glycoengineered monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on B-lymphocytes. We are also developing TGR-1202, an orally available PI3K delta inhibitor.

We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates.

CORPORATE INFORMATION

We were incorporated in Delaware in 1993.  Our executive offices are located at 3 Columbus Circle, New York, New York 10019.  Our telephone number is 212-554-4484, and our e-mail address is info@tgtxinc.com.

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

PRODUCTS UNDER DEVELOPMENT

TG-1101 (ublituximab)

Overview

TG-1101 (ublituximab) is a chimeric, glycoengineered monoclonal antibody that targets a unique epitope on the CD20 antigen found on the surface of B-lymphocytes developed to aid in the depletion of circulating B-cells.  We hold exclusive worldwide rights to develop and commercialize TG-1101 for all indications, except for the territories of France and Belgium which have been retained by LFB Biotechnologies, and South Korea and Southeast Asia which were licensed to Ildong Pharmaceutical Co. Ltd (“Ildong”) in November 2012.

Generally, anti-CD20 antibodies are believed to exert their B-cell depleting effects through three primary mechanisms: antibody dependent cell-mediated cytotoxicity (“ADCC”), complement dependent cytotoxicity (“CDC”), and direct or programmed cell death (“DCD” or “PCD”).  TG-1101 has been specifically glycoengineered to enhance ADCC activity, which should enhance its ability to deplete B-cells and may improve its anti-cancer effects when compared to Rituxan®, the leading anti-CD20 monoclonal antibody, which had worldwide sales in 2012 of approximately $7 billion.

Two single-agent, dose-escalation, Phase I studies were undertaken with TG-1101 to establish an optimal dose in patients with Non-Hodgkin’s Lymphoma (“NHL”) and Chronic Lymphocytic Leukemia (“CLL”). A two part first-in-human Phase I clinical trial was first completed in France in which TG-1101 was evaluated in relapsed or refractory CLL patients at doses as high as 450mg per infusion. Preliminary results from Part 2 of this study were presented at the 53rd Annual American Society of Hematology Meeting in December 2011 and recently presented again at the 2013 European Hematology Annual Meeting.  Subsequently, a single-agent Phase I study was undertaken in the US enrolling patients with both NHL and CLL, dosing patients up to 1200mg per infusion.  In oncology settings, anti-CD20 therapy is generally used in combination with other anti-cancer agents where it demonstrates maximum activity as opposed to single agent usage.  As a result, subsequent clinical development for TG-1101 has focused on combination therapy with Phase I studies undertaken evaluating the following regimens:

•	TG-1101 in combination with lenalidomide (trade name Revlimid®), an immunomodulatory agent, for patients with NHL and CLL;
•	TG-1101 in combination with ibrutinib (trade name IMBRUVICA™), a BTK inhibitor, for patients with CLL and Mantle Cell Lymphoma (MCL); and
•	TG-1101 in combination with TGR-1202, the Company’s development stage PI3Kδ inhibitor, for patients with CLL and NHL.

Additional combinations studies with novel agents are planned.

Manufacturing of TG-1101 is currently performed by our partner, LFB Biotechnologies.

Pre-Clinical Data Overview

The mechanism of action of anti-CD20 antibodies, including rituximab and TG-1101 has been elucidated and detailed in numerous academic and clinical studies.  Upon conjugation of the antibody to the CD20 surface antigen, rituximab has been found to deplete B-lymphocytes through three primary mechanisms: ADCC, CDC, and DCD or PCD.

Antibody dependent cellular cytotoxicity, or ADCC, is a mechanism that is dependent on interactions between the Fc region of the antibody and the FcγR receptors on immune system effector cells, most notably the FcγRIIIA (CD16) receptor found on NK cells.  These interactions trigger cells to release pre-forming proteins and proteases resulting in B-cell death.  CDC occurs when binding of the antibody to the CD20 epitope leads to activation of the complement immune system, also known as the “innate” immune system, which can lead to destruction of the target cell.  In programmed cell death, or PCD, the binding of the antibody to the CD20 antigen leads to the activation of apoptotic signaling pathways, contributing to cell death.

TG-1101 is a third generation, type I chimeric IgG1 monoclonal antibody with a glycoengineered Fc region designed specifically to induce higher ADCC activity in comparison to rituximab.

In vitro testing has demonstrated superior ADCC induction of TG-1101 over rituximab (see Figure 1).  Tested on CLL patient B-cell samples at concentrations of 50 ng/mL, TG-1101 produces ADCC activity of 35%, while rituximab was found to exhibit ADCC levels of only 5% at the same concentration.

Extensive pre-clinical studies of TG-1101, including in vivo assays as a single agent and in combination with chemotherapeutic agents have been conducted, with recent presentations in abstract and poster form given at the 53rd and 54th Annual American Society of Hematology Meetings in December 2011 and 2012, respectively.

Clinical Data Overview and Recent Developments

Single Agent TG-1101 in Relapsed/Refractory CLL

A multicenter, open-label Phase I/Ib clinical trial of TG-1101 was completed which aimed to assess the safety, tolerability, and efficacy of TG-1101 in patients with relapsed or refractory CLL.  This two part, first-in-man, dose escalating trial was conducted in nine centers in France with preliminary results from Parts 1 and 2 presented at the 52nd and 53rd Annual American Society of Hematology (“ASH”) meetings, respectively.

The study regimen in Part 1 involved 21 patients in five dosing cohorts receiving infusions of TG-1101 at a dose ranging from 5mg to 450mg once weekly over the course of four weeks.  Part 2 of this study evaluated the safety and efficacy profile of TG-1101 when administered in an 8-dose regimen (150mg initial dose, followed by seven doses of 450mg).  Inclusion criteria were the same in Parts 1 and 2 of the study.  In Part 2, 12 patients were enrolled, having a median age of 69.5 years, and a median of 3 prior therapies (58% previously treated with rituximab). Patients were assessed for efficacy every eight weeks.

TG-1101 was well tolerated with adverse events generally consistent with those exhibited by other anti-CD20 antibodies.

In Part 2 of the study, rapid, near total blood lymphocyte depletion was observed in all patients (see Figure 2).  Overall response assessment at month four according to NCI-WG guidelines following treatment, TG-1101 was found to produce a durable partial response (“PR”) in 5/11 (45%) evaluable patients (1 patient not evaluable for efficacy due to early withdrawal as a result of a secondary acute leukemia diagnosis).

Four Phase I/II trials with TG-1101 are currently ongoing, as follows:

Single Agent TG-1101 in Relapsed/Refractory NHL & CLL

Our first US based trial was launched in the 3rd quarter of 2012.  The trial is entitled "An Open Label Phase I/II Trial of the Efficacy and Safety of TG-1101 in Patients with B-cell Non-Hodgkin Lymphoma who have Relapsed or are Refractory After CD20 Directed Antibody Therapy." All enrolled patients were relapsed or refractory to Rituxan® or a Rituxan® containing regimen, and in most cases multiple other lines of therapy.  Dr. Owen O'Connor, Professor of Medicine and Director, Center for Lymphoid Malignancies at New York Presbyterian Columbia Medical Center is the Principal Investigator for the multi-center study.

We have completed the dose escalation portion of this study, with three patients enrolled into four dose cohorts each (450mg, 600mg, 900mg, and 1200mg), with preliminary safety and efficacy data for these patients presented at the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2013 and at the European Hematology Association (“EHA”) Annual Meeting in June 2013. Cohort expansions were undertaken at the 900 and 1200 mg doses for NHL patients and at the 600 and 900 mg doses for CLL patients. A summary of the ASCO presentation for TG-1101 is provided below.

As of June 2013, 12 NHL patients had been enrolled (3 per cohort) including 7 Follicular Lymphoma (FL), 3 Marginal Zone Lymphoma (MZL) and 2 Mantle Cell Lymphoma (MCL).  No dose-limiting toxicities have been reported up through the 1200 mg dose.  Most adverse events reported to date have been Grade 1/2 infusion related reactions (IRR’s) appropriately managed by supportive care and occurring mostly with the first infusion.  All NHL patients have completed all scheduled doses.

Data on the CLL/SLL patient group has not been published to date, however as of June 2013, no DLT’s have been observed in the CLL/SLL patient groups up through 900 mg.

As of data presentation, 10 NHL patients were evaluable for efficacy of which, 5 patients achieved at least a PR (50% ORR) as per the revised Response Criteria for Malignant Lymphoma (J Clin Oncol. 2007), as follows:
•	Complete Response (“CR”) : 3 patients – 1 rituximab-refractory MZL, 1 rituximab-refractory FL, and 1 rituximab-relapsed MZL

•	Partial Response (“PR”) : 2 patients – 1 rituximab-relapsed MZL, 1 rituximab-relapsed FL

90% of patients had exhibited tumor size reductions on TG-1101 monotherapy.  Patients achieving SD or better continue on TG-1101 maintenance therapy.  As of February 2014, enrollment has completed for this study, with updated data from this study anticipated to be presented during 2014.

TG-1101 in Combination with Lenalidomide for Relapsed/Refractory NHL & CLL

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

In June 2013, preliminary data was presented from this study at the 18th annual congress of the EHA in Stockholm, Sweden.  As of the date of presentation, six patients had been enrolled in the study, and it was reported that the combination regimen has been well tolerated to date with no DLT’s observed.

Presently we have completed enrollment in this study, with the highest cohort dosing patients at 900mg of TG-1101 in combination with Revlimid® starting at 10mg and titrated based on tolerability in 5mg increments per cycle to a maximum dose of 20mg for patients with NHL and 15mg for patients with CLL.

TG-1101 in Combination with TGR-1202 for Relapsed/Refractory NHL & CLL

In November 2013, we initiated a multi-center, Phase I study to evaluate the safety and efficacy of the combination of TG-1101 and TGR-1202, the Company's novel, once per day, PI3Kδ inhibitor, for patients with relapsed and/or refractory CLL and NHL. This is the first clinical trial evaluating the combination of TG-1101 and TGR-1202.  In this study, dosing of TGR-1202 is commencing at 800mg once per day (QD) with dose escalation proceeding in a 3+3 design.

The trial, entitled "A Multi-center Phase I/Ib Study Evaluating the Efficacy and Safety of TG-1101 (Ublituximab), a novel Glycoengineered Anti-CD20 Monoclonal Antibody, in Combination with TGR-1202, a Novel PI3k Delta Inhibitor, in Patients with B-cell Malignancies," will enroll CLL and NHL patients whose disease is relapsed from or refractory to prior therapies, including prior anti-CD20 monoclonal antibodies, PI3Kδ inhibitors, and/or BTK inhibitors. The MD Anderson Cancer Center is the lead center for the trial. Susan O'Brien, MD, Professor in the Department of Leukemia, is the Study Chair for the CLL patient group, and Nathan Fowler, MD, Assistant Professor and Co-Director of Clinical Research in the Department of Lymphoma, is the Study Chair for the NHL patient group.

TG-1101 in Combination with Ibrutinib for Relapsed/Refractory MCL & CLL

In December 2013, we initiated a multi-center Phase 2 clinical trial to evaluate the safety and efficacy of the combination of TG-1101 and ibrutinib (IMBRUVICA™) for patients with CLL and mantle cell lymphoma (MCL). This is the first clinical trial evaluating the combination of TG-1101 and ibrutinib, an oral Bruton’s Tyrosine Kinase (BTK) inhibitor which was recently granted approval by the U.S. Food and Drug Administration (FDA).

The trial, entitled "A Multi-center Phase 2 Study with Safety Run-in Evaluating the Efficacy and Safety of Ublituximab in Combination with Ibrutinib in Patients with Select B-Cell Malignancies," will enroll patients with CLL and MCL who are eligible to receive ibrutinib.  TG Therapeutics has partnered with the US Oncology Network, Columbia University and other select centers throughout the United States on the study. Jeff Sharman, MD, Medical Director for Hematology Research, US Oncology Network, is the Study Chair for the CLL patient group, while Owen A. O'Connor, MD, PhD, Professor and Director of the Center for Lymphoid Malignancies, Columbia University Medical Center is the Study Chair for the MCL patient group.

TG-1101 Orphan Drug Designation for Marginal Zone Lymphoma

In September 2013, TG-1101 received two Orphan Drug designations from the U.S. Food and Drug Administration (FDA); 1) For the treatment of Nodal Marginal Zone Lymphoma and 2) For the treatment of Extranodal Marginal Zone Lymphoma (Mucosa-Associated Lymphatic Tissue, MALT).  Both are rare subtypes of non-Hodgkin's lymphoma (NHL).

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

TGR-1202 is being developed jointly with Rhizen Pharmaceuticals, S A, a Switzerland based drug discovery and biotechnology company (“Rhizen”).  The Company and Rhizen are jointly developing the product on a worldwide basis, excluding India, initially focusing on indications in the area of hematologic malignancies and autoimmune disease.  Rhizen shall maintain rights to manufacture and supply the product, while we will be responsible for all clinical and regulatory development for TGR-1202 globally.

The Company’s Investigational New Drug (“IND”) application for TGR-1202 was accepted by the FDA in December 2012 and a first in-human Phase I clinical trial was initiated in January 2013.

Pre-Clinical Data Overview

In an enzyme based assay, TGR-1202 demonstrated potency and specificity towards PI3Kδ with >1000, 50 and 48-fold selectivity over the α, β, and γ PI3K isoforms.

Pre-clinical studies of TGR-1202 were presented in abstract and poster form at the 55th Annual ASH Meeting in New Orleans, LA in December 2013. Highlights from the meeting included the following:

•	Potent synergy observed with the combination of TGR-1202 and brentuximab vedotin (ADCETRIS®) in Hodgkin’s Lymphoma cell lines. Poster 1835.
•	TGR-1202 demonstrates enhanced Myeloma cell apoptosis in combination with the proteasome inhibitor carfilzomib (KYPROLIS™) in in-vitro cell lines. Poster 3224.
•	The combination of TGR-1202 and proteasome inhibitor carfilzomib demonstrate marked synergy in the killing of various B- and T-Cell lymphoma cell lines. Poster 4421.

 Clinical Data Overview and Recent Developments

In January 2013, the Company initiated a Phase I, open label, multi-center, first-in-human clinical trial of TGR-1202 in patients with hematologic malignancies.  The study entitled TGR-1202-101, "A Phase I Dose Escalation Study Evaluating the Safety and Efficacy of TGR-1202 in Patients with Relapsed or Refractory Hematologic Malignancies," is being run in collaboration with the Sarah Cannon Research Institute in Nashville, TN. Enrollment is open to patients with relapsed or refractory NHL, CLL, and Peripheral T-Cell Lymphoma. As of February 2014, TGR-1202-101 is ongoing and enrolling patients in the dose escalation component of the Phase I study and select expansion cohorts.

As of December 1, 2013, 23 patients had been evaluated with single agent TGR-1202 (4 patients at 50 mg QD, and 3 patients each at 100 mg QD, 200 mg QD, 400 mg QD and 1200 mg QD, while 7 patients were evaluated at the 800 mg QD dose). No safety concerns have been recognized by the Study Chair and Medical Monitor for the trial for up through 1200 mg QD.  Preliminary data from this ongoing Phase I study was presented at the 2013 Annual Meeting of the American Society of Hematology, as summarized below:

Safety:

Overall, TGR-1202 was considered to be well tolerated by treating investigators with the majority of adverse events classified as Grade 1 or 2 in severity. One DLT event of Grade 3 rash was observed at the 800 mg dose level, which necessitated enrollment of an additional 3 patients.  The Grade 3 rash resolved upon interruption of TGR-1202 and concomitant medications and did not recur upon re-challenging the patient at 800 mg QD.  No other DLTs have been reported through 1200 mg QD dosing and adverse events have been manageable, with Grade 3/4 adverse events consisting of the following observed events (regardless of attribution to TGR-1202):  neutropenia, anemia, low WBC, shortness of breath, pruritic rash, diffuse macular papular rash, and thrombocytopenia.  Notably, no liver function laboratory abnormalities, including increases in ALT/AST, have been observed.

Pharmacokinetics:

TGR-1202 was rapidly absorbed (mean Tmax ~2 hours), and displayed a Cycle 1, Day 1 half-life of ~15 hours, supporting a once-daily (QD) administration schedule.  Steady state pharmacokinetics were achieved by Day 15 of dosing, with an estimated steady state half-life of ~50 hours observed.  Kinetics were observed to be linear through 1200 mg QD dosing.

Efficacy:

A significant dose-response relationship was observed with patients treated at higher doses (400 mg QD or greater) demonstrating marked reduction in tumor burden.  Of the 5 CLL patients treated at 800 mg QD, one patient was removed from study due to a Richter’s Transformation, however, of the remaining 4 patients, 3 achieved a nodal response (>50% reduction in lymphadenopathy), while the fourth achieved a significant nodal reduction (>40%) at first response assessment.

Overall, TGR-1202 was well tolerated and displayed promising signs of clinical activity at the higher dosing cohorts.  Dose escalation is ongoing, now dosing patients at 1800 mg QD with select expansion cohorts opened and enrolling additional patients.

Pre-clinical activity of TGR-1202 in CLL

In September 2013, a pre-clinical poster on TGR-1202 was presented at the 15th International Workshop on Chronic Lymphocytic Leukemia (iwCLL) which was held in Cologne, Germany.

The poster presentation, entitled "The PI3K-δ inhibitor TGR-1202 induces cytotoxicity and inhibits phosphorylation of AKT in 17p deleted and non-17p deleted CLL cells in vitro," highlighted the pre-clinical activity of TGR-1202, in CLL patient samples. The research was conducted by Daphne R. Friedman, MD, from the Duke University Medical Center, Durham, NC and presented by Mark C. Lanasa, MD, PhD.

Market Opportunity for TG-1101 & TGR-1202

Our lead products under development, TG-1101 and TGR-1202 are for the treatment of B-cell hematologic malignancies. Hematologic malignancies include cancers derived from the bone marrow and lymph tissue. The non-Hodgkin lymphomas (NHL) represent a heterogeneous subset of these malignancies. Underneath the single rubric of lymphoma exist some of the most aggressive growing cancers (Burkitt’s lymphoma, lymphoblastic lymphoma, diffuse large-B-cell lymphoma), as well as some of the most indolent (small lymphocytic lymphoma, follicular lymphoma, and marginal zone lymphoma).  In the United States, NHL represents 4-5% of all new cancer cases, and is the fifth leading cause of cancer death.  According to the National Cancer Institute, it is estimated in 2013 that there will be 69,740 cases in the United States, and 19,020 deaths from NHL, despite improvements in treatment. Chronic lymphocytic leukemia (CLL) affects mainly older adults and accounts for one third of all diagnosed cases of leukemia. In the US, an estimated 15,680 new cases of CLL will be reported in 2013 with deaths totaling 4,580 due to the disease according to National Cancer Institute (NCI) estimates.  Despite improvements in therapy, up to one third of patients with aggressive NHL continue to die from their disease, and indolent lymphomas remain incurable in the absence of allogeneic stem cell transplant.  The treatment paradigm for hematologic malignancies is well standardized in front line settings, with the anti-CD20 monoclonal antibody, rituximab, administered generally in combination with chemotherapeutic agents.  While front line therapies are generally efficacious, there are numerous downsides, including a high rate of toxicity associated with exposure to chemotherapeutic agents.  While initially responsive, most patients with hematologic malignancies will relapse and require second, third, and sometimes more lines of therapy.  As a result, there is a pressing need for new, innovative, targeted therapies for the treatment of this heterogeneous group of diseases.

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

Additionally, advanced novel agents are being developed which target specific signaling pathways and enzymes known to exhibit aberrant activity and overexpression in B-cell malignancies such as Bruton’s Tyrosine Kinase (BTK), and Phosphoinositide-3-Kinase delta (PI3K delta).  The PI3K/AKT/mTOR pathway has been the target of numerous pharmaceutical agents, both approved and in development, however only recently has the delta isoform of PI3k been identified as a potential target for the treatment of hematologic malignancies and other B-cell lymphoproliferative disorders.  Idelalisib (formerly GS-1101 or CAL-101) is a PI3K delta specific inhibitor that is under development by Gilead Pharmaceuticals, and has shown promising responses in patients with advanced hematologic malignancies.  IPI-145, a PI3K delta and gamma specific inhibitor under development by Infinity Pharmaceuticals has also shown preliminary activity in hematologic malignancies of both B- and T-cell origin.  Other agents in development targeting kinases downstream of the B-cell receptor, such as the BTK inhibitor, ibrutinib, have displayed high rates of response in patients with relapsed and refractory B-cell malignancies and have been recently approved for these indications. While these agents have demonstrated high levels of single agent activity in B-cell disorders, their clinical activity has been shown to be greatly enhanced when utilized in combination with anti-CD20 agents.

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

AST-726

AST-726 is a nasally delivered form of hydroxocobalamin for the treatment of Vitamin B12 deficiency.  The Company acquired global rights to AST-726 as part of the Ariston acquisition. AST-726 has demonstrated pharmacokinetic equivalence to a marketed intramuscular injection product for Vitamin B12 remediation. Given the expiring intellectual property of AST-726, as discussed below, the Company has decided to discontinue development of AST-726.

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

Estimated cost
Product		Development	Completion	to
candidate	Target indication	Status	of phase	complete phase
TG-1101 (ublituximab)	As a single agent and in combination for multiple forms of cancer (includes Phase 1b combination with TGR-1202)	Phase Ib/II	End of 2014	Approximately $6 million
TGR-1202	As a single agent in multiple forms of cancer	Phase I	Mid-2014	Approximately $1.5 million

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

TG-1101

Pursuant to our license for TG-1101 (ublituximab) with LFB Biotechnologies, GTC Biotherapeutics, and LFB/GTC LLC, we have the exclusive commercial rights to a series of patents and patent applications in the U.S., and in multiple countries around the world.  These patents and patent applications include composition of matter patents relating to the structure and mechanism of action for TG-1101 as well as method of use patents which cover use of TG-1101 in combination with various agents and for various therapeutic indications.

In the United States, we have seven issued patents for TG-1101 which expire between 2021 and 2024, excluding any patent term extensions, as well as granted and pending foreign counterpart patent filings related to these issued patents.  These patents include claims related to the manufacture and use of TG-1101.  Additionally, we have over 10 issued patents outside the US, and over 45 patent applications pending worldwide including claims directed to the composition of matter and methods of treatment with TG-1101 in various settings.

TGR-1202

Pursuant to our Collaboration Agreement with Rhizen for TGR-1202, we have the exclusive commercial rights to a series of patent applications in the U.S. and abroad.  The patent applications include composition of matter patents relating to the structure and mechanism of action for TGR-1202 as well as method of use patents which cover use of TGR-1202 in combination with various agents and for various therapeutic indications.  All patent applications currently filed for TG-1202 are currently pending. Because the dates for any potential regulatory approval is currently unknown we cannot predict the expected expiration date, and it is possible that the life of these patents following regulatory approval could be minimal.

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

Pursuant to these regulations, TG-1101 (ublituximab) has received Orphan-Drug designation from the FDA for the treatment of Marginal Zone Lymphoma (Nodal and Extranodal) in September 2013, for the treatment of CLL in August of 2010, and Orphan-Drug designation by the European Medicines Agency (“EMA”) for the treatment of CLL in November of 2009. We believe that TG-1101 may be eligible for additional orphan drug designations; however, we cannot assure you that TG-1101, or any other drug candidates we may acquire or in-license, will obtain such orphan drug designations. Additionally, upon FDA approval, we believe that TG-1101 would qualify as a New Chemical Entity, or NCE, which provides for five years of exclusivity following approval.

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

TG-1101

LFB Biotechnologies S.A.S, GTC Biotherapeutics, LFB/GTC LLC.

In January 2012, we entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics, and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of TG-1101.  Under the license agreement, we have acquired the exclusive worldwide rights (exclusive of France/Belgium) for the development and commercialization of TG-1101 (ublituximab). To date, we have made no payments to LFB Group and LFB Group is eligible to receive payments of up to an aggregate of approximately $31.0 million upon our successful achievement of certain clinical development, regulatory and sales milestones, in addition to royalty payments on net sales of TG-1101 at a royalty rate that escalates from mid-single digits to high-single digits. The license will terminate on a country by country basis upon the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated (i) by LFB if the Company challenges any of the licensed patent rights, (ii) by either party due to a breach of the agreement, or (iii) by either party in the event of the insolvency of the other party.

Ildong Pharmaceutical Co. Ltd.

In November 2012, we entered into an exclusive (within the territory) sublicense agreement with Ildong relating to the development and commercialization of TG-1101 in South Korea and Southeast Asia.  Under the terms of the sublicense agreement, Ildong has been granted a royalty bearing, exclusive right, including the right to grant sublicenses, to develop and commercialize TG-1101 in South Korea, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Philippines, Vietnam, and Myanmar.   To date, we have received $2 million in the form of an upfront payment from Ildong, and are eligible to receive sales based milestone payments up to an aggregate of $5 million and royalty payments on net sales of TG-1101 at a royalty rate that escalates from mid-teens to high-teens upon approval in South Korea and/or Southeast Asia.  The license will terminate on a country by country basis upon the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated (i) by Ildong if the Company challenges any of the licensed patent rights, (ii) by either party due to a breach of the agreement, or (iii) by either party in the event of the insolvency of the other party.

TGR-1202

On August 15, 2012, the Company and Rhizen entered into an exclusive global agreement to collaborate on the development and commercialization of Rhizen’s lead product candidate (the “Collaboration Agreement”), a novel P13K delta inhibitor, TGR-1202 (previously referred to as RP5264). The companies will jointly develop the product on a worldwide basis, excluding India, initially focusing on indications in the area of hematologic malignancies and autoimmune disease. Beyond TGR-1202, Rhizen would contribute backup molecules providing multiple opportunities for TG to develop differentiated therapies against hematologic cancers and autoimmune diseases.

The Company will make up-front licensing payments and milestones based on early clinical development, and will be responsible for the costs of clinical development of the product through Phase II, after which the Company and Rhizen will be jointly responsible for all development costs of the product. The Company and Rhizen will each maintain an exclusive option, exercisable at specific times during development, for the Company to license the rights to TGR-1202, in which case Rhizen would be eligible to receive upfront, development, and commercialization milestone payments in addition to milestone payments and royalties tied to net sales of the product, the aggregate of which could exceed $182.5 million. Rhizen shall maintain rights to manufacture and supply the product to the Company, and the Company will be responsible for all clinical and regulatory development for TGR-1202 globally.

In connection with the Collaboration Agreement, the Company incurred upfront milestone payments of $1,000,000 during the year ended December 31, 2012.   During the year ended December 31, 2013 the Company recognized a $2,000,000 milestone payment to Rhizen related to the development of TGR-1202.  Pursuant to the terms of the Collaboration Agreement, should either of the exclusive license options be exercised, Rhizen would be eligible to receive up to an aggregate of $182.5 million upon the successful achievement of certain clinical development, regulatory, and sales based milestones in addition to royalties on net sales of TGR-1202. The Collaboration Agreement will terminate upon the earlier to occur of (i) the Company’s exercise of its license option, (ii) Rhizen’s exercise of its license option or (iii) the later to occur of (A) the expiration of the last applicable patent of the joint patents of the parties, Rhizen’s patents or the Company’s patents, or (B) the expiry of any other exclusivity right with respect to the product in a country, including patent term extensions, marketing exclusivity or any other non-patent exclusivity. In addition, the agreement may be earlier terminated (i) by the Company with or without cause upon six months’ notice, (ii) by either party due to a breach of the agreement by the other party, (iii) by either party upon the insolvency of the other party, or (iv) by Rhizen if, even when conditions are met, the Company still fails to file a new drug application.  In case of a termination pursuant to (i), (ii) or (iv) in the preceding sentence, Rhizen has the right to obtain a license to the Company’s intellectual property relating to TGR-1202, for a royalty rate to be equal to the current fair market value of the license to be negotiated by the parties at the time of termination.

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

If approved, we expect TG-1101 to compete directly with Roche Group’s Rituxan® (Rituximab) and Gazyva™ (Obinutuzumab), Spectrum Pharmaceutical’s Zevalin® (Y90-Ibritumomab Tiuxetan), Dr. Reddy’s Laboratories’ Reditux®, and Genmab and GlaxoSmithKline’s Arzerra® (Ofatumumab) among others, each of which is currently approved for the treatment of various diseases including NHL and CLL.  In addition, other pharmaceutical companies are developing anti-CD20 antibodies which, if approved, would potentially compete with TG-1101.  New developments, including the development of other pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace.

With respect to TGR-1202, although no PI3K delta inhibitors have been approved by the FDA, there are several PI3K delta targeted compounds in development, including, but not limited to, Gilead’s Idelalisib (formerly known as GS-1101 and CAL-101), Infinity Pharmaceuticals IPI-145 and Amgen’s AMG-319, which if approved we would expect to compete directly with TGR-1202.  In addition, there are numerous other novel therapies targeting similar pathways to TGR-1202 in development, which would also compete with TGR-1202 in similar indications, such as the BTK inhibitor, ibrutinib (FDA approved for Mantle Cell Lymphoma and CLL marketed by Pharmacyclics and Janssen), or the blc-2 inhibitor ABT-199 (under clinical development by AbbVie and Roche).

Additional information can be found under Item 1A - Risk Factors – Other Risks Related to Our Business within this report.

SUPPLY AND MANUFACTURING

We have limited experience in manufacturing products for clinical or commercial purposes. We currently do not have any manufacturing capabilities.  We have established contract manufacturing relationships for the supply of TG-1101 as part of our license agreement with LFB Biotechnologies, among others. We have also established contract manufacturing relationships for the supply of TGR-1202 as part of our collaboration agreement with Rhizen. As with any supply program, obtaining pre-clinical and clinical materials of sufficient quality and quantity to meet the requirements of our development programs cannot be guaranteed and we cannot ensure that we will be successful in this endeavor. In addition, we anticipate the need for the current scale of production for each of our products to be significantly expanded as we enter later stages of development.  There can be no assurance given that such scale-up will be successful in providing pharmaceutical product that is of sufficient quantity, or of a quality that is consistent with our previously established specifications, or that meets the requirements set by regulatory agencies under which we may seek approval of our product candidates.

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

The FDA must respond to a request for fast track designation within 60 calendar days of receipt of the request. Over the course of drug development, a product in a fast track development program must continue to meet the criteria for fast track designation. Sponsors of products in fast track drug development programs must be in regular contact with the reviewing division of the FDA to ensure that the evidence necessary to support marketing approval will be developed and presented in a format conducive to an efficient review. Sponsors of products in fast track drug development programs ordinarily are eligible for priority review of a completed application in six months or less and also may be permitted to submit portions of a New Drug Application (“NDA”) to the FDA for review before the complete application is submitted.

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

In addition, sponsors may also apply to the FDA for Breakthrough Therapy Designation. The Breakthrough Therapy Designation is intended to expedite the development and review of a potential new drug for serious or life-threatening diseases where “preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.” The designation of a drug as a Breakthrough Therapy was enacted as part of the 2012 Food and Drug Administration Safety and Innovation Act.

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

EMPLOYEES

As of March 1, 2014, we had thirteen full and part-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

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

In order to submit and maintain an IND, Biologics License Application (“BLA”), or NDA to the FDA, it is necessary to submit all information on the clinical, non-clinical, chemistry, manufacturing, controls and quality aspects of the product candidate.  We rely on our third party contractors and our licensing partners to provide a significant portion of this data.  If we are unable to obtain this data, or the data is not sufficient to meet the regulatory requirements, we may experience significant delays in our development programs. Additionally, an IND must be active in each division in which we intend to conduct clinical trials.  While we maintain an active IND for TG-1101 and TGR-1202 enabling the conduct of studies in the FDA’s Division of Hematology and Oncology; there can be no assurance given that we will be successful in obtaining an active IND for TG-1101 or TGR-1202 in any other division under whose supervision we may seek to develop our product candidates, or that the FDA will allow us to continue the development of our product candidates in those divisions where we maintain an active IND.

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

TGR-1202 has only recently entered into a first-in-human Phase I clinical trial. As such, preliminary human data is only available from a limited number of patients from the ongoing Phase I clinical trial. There can be no assurances given that TGR-1202 will exhibit sufficient pharmacologic properties following review of the data from this first Phase I study to support further development of TGR-1202.  In addition, the pharmacologic and pharmacokinetic properties demonstrated by TGR-1202 in early cohorts and at lower doses may not be consistent with those demonstrated at higher doses of TGR-1202. Furthermore, such pharmacologic data arising from this first Phase I study may be inconclusive or not reproducible in later clinical trials.  In such situation, we may conduct additional clinical trials only to learn later that TGR-1202 lacks adequate pharmacologic properties.  Additionally, even if we believed that TGR-1202 possessed adequate pharmacologic properties, that still does not ensure that TGR-1202 will be a safe and effective pharmaceutical agent.  If TGR-1202 were ultimately determined to lack adequate pharmacologic properties or fail to be a safe and effective pharmaceutical agent, we would have to cease development, which could have a material adverse effect on our business.  In such event, despite the rights we retain to back-up compounds, our PI3k Delta program would be significantly delayed or terminated.

Any product candidates we may advance into clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates or any future product candidates are subject to extensive regulation by the FDA in the United States and by comparable health authorities worldwide or in foreign markets.  In the United States, we are not permitted to market our product candidates until we receive approval of a BLA or NDA from the FDA.  The process of obtaining BLA and NDA approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved.  Approval policies or regulations may change and the FDA has substantial discretion in the pharmaceutical approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons.  In addition, the FDA may require post-approval clinical trials or studies which also may be costly.  The FDA approval for a limited indication or approval with required warning language, such as a boxed warning, could significantly impact our ability to successfully market our product candidates.  Finally, the FDA may require adoption of a Risk Evaluation and Mitigation Strategy (REMS) requiring prescriber training, post-market registries, or otherwise restricting the marketing and dissemination of these products.  Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.  Assuming successful clinical development, we intend to seek product approvals in countries outside the United States.  As a result, we would be subject to regulation by the EMA, as well as the other regulatory agencies in many of these countries, and other regulatory agencies around the world.

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

We have not completed testing of any of our product candidates for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent that adverse events, if any, will be observed in patients who receive any of its product candidates.  To date, clinical trials using TG-1101 and our other product candidates have demonstrated a toxicity profile that was deemed acceptable by the investigators performing such studies.  Such interpretation may not be shared by future investigators or by the FDA and in the case of TG-1101 and TGR-1202, even if deemed acceptable for oncology applications, it may not be acceptable for diseases outside the oncology setting, and likewise for any other product candidates we may develop.  Additionally, the severity, duration and incidence of adverse events may increase in larger study populations.  With respect to TG-1101, the toxicity when manufactured under different conditions is not known, and it is possible that additional and/or different adverse events may appear upon the human use of those formulations and those adverse events may arise with greater frequency, intensity and duration than in the current formulation.  Such risk also exists for new manufacturing processes and/or formulations, if any, of TGR-1202, the clinical impact of which is not known.  Further, with respect to TGR-1202, to date only a small number of patients have been dosed in the ongoing first-in-human dose-escalation Phase I study, the full adverse effect profile of TGR-1202 is not known. Limited data is available on the drug’s adverse event profile at lower doses, and as the dose escalation continues with higher doses of TGR-1202, greater frequency and/or severity of adverse events are likely to occur as a maximum tolerated dose is reached. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain marketing approval and generate revenues from its sale, which could have a material adverse impact on our business and operations.

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

Once a clinical trial has begun, patient recruitment and enrollment may be slower than we anticipate.  Clinical trials may also be delayed as a result of ambiguous or negative interim results.  Further, a clinical trial may be suspended or terminated by us, an IRB, an ethics committee or a Data Safety and Monitoring Committee overseeing the clinical trial, any of our clinical trial sites with respect to that site or the FDA or other regulatory authorities due to a number of factors, including:
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

With respect to TGR-1202, although no PI3K delta inhibitors have been approved by the FDA, there are several PI3K delta targeted compounds in development, including, but not limited to, Gilead’s idelalisib (formerly known as GS-1101 or CAL-101), Infinity Pharmaceuticals IPI-145 and Amgen’s AMG-319, which if approved we would expect to compete directly with TGR-1202.  In addition, there are numerous other novel therapies targeting similar pathways to TGR-1202 in development, which if approved would also compete with TGR-1202 in similar indications, such as the BTK inhibitor, ibrutinib (FDA approved for MCL and CLL and marketed by Pharmacyclics and Janssen), or the blc-2 inhibitor ABT-199 (under clinical development by AbbVie and Roche).

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

As of March 1, 2014, we had thirteen full and part time employees.  Over time, we will need to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue research and development activities, and commercialize our product candidates.  Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth.  Our need to effectively manage our operations, growth, and various projects requires that we:

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

We may seek to expand our business through the acquisition of, investments in and strategic alliances with companies, technologies, products, and services.  Acquisitions, investments and strategic alliances involve a number of special problems and risks, including, but not limited to:
•	difficulty integrating acquired technologies, products, services, operations and personnel with the existing businesses;
•	diversion of management’s attention in connection with both negotiating the acquisitions and integrating the businesses;
•	strain on managerial and operational resources as management tries to oversee larger operations;
•	difficulty implementing and maintaining effective internal control over financial reporting at businesses that we acquire, particularly if they are not located near our existing operations;
•	exposure to unforeseen liabilities of acquired companies;
•	potential costly and time-consuming litigation, including stockholder lawsuits;
•	potential issuance of securities to equity holders of the company being acquired with rights that are superior to the rights of holders of our common stock, par value $0.001 (“Common Stock”), or which may have a dilutive effect on our stockholders;
•	risk of loss of invested capital;
•	the need to incur additional debt or use cash; and
•	the requirement to record potentially significant additional future operating costs for the amortization of intangible assets.

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

Interference proceedings provoked by third parties or brought by the U.S. Patent and Trademark Office  may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our collaborators or licensors.  An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party.  Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms.  Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract its management and other employees.  We may not be able to prevent, alone or with our licensors, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States.  Moreover, as of March 16, 2013, the U.S. will convert from a “first to invent” to a “first to file” system.  After that time, should there be any innovations that we invented first, but on which we filed the patent application second, we will have limited options available to reclaim invention priority.

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

As of December 31, 2013, we had net cash, cash equivalents, investment securities and interest receivable of approximately $45,432,000.  We believe that our cash on hand will sustain our operations for approximately 24 months.  As a result, we will need additional capital to continue our operations beyond that time.  We will need to seek additional sources of financing in the future, which might not be available on favorable terms, if at all, to continue our operations.  If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned preclinical and clinical trials or obtain approval of any of our product candidates from the FDA or any foreign regulatory authorities.  In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities.  Any additional sources of financing will likely involve the issuance of our equity securities, which would have a dilutive effect on your holdings of our capital stock.

Currently, none of our product candidates have been approved by the FDA or any foreign regulatory authority for sale.  Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand and amounts raised in future offerings.

We have a history of operating losses, expect to continue to incur losses, and are unable to predict the extent of future losses or when we will become profitable, if ever.

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

We have never been profitable, and, as of December 31, 2013, we had an accumulated deficit of $39,404,003.  We have generated operating losses in all periods since we were incorporated.  We expect to make substantial expenditures resulting in increasing operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial efforts for our product candidates.  Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.  Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses or when we will become profitable, if ever.  Even if we achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Our directors, executive officers, their affiliates, and our principal stockholders beneficially own approximately 58% percent of our outstanding voting stock, including shares underlying outstanding options and warrants.  Our directors, officers and principal stockholders, taken as a whole, have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues submitted to our stockholders.

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

ITEM 2. PROPERTIES.

Our corporate and executive office is located in New York, New York. Our New York facility consists of office space at 3 Columbus Circle, 15th Floor, New York, New York 10019.   We are not currently under a lease agreement at 3 Columbus Circle.  We believe that our existing facilities are adequate to meet our current requirements.  We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS.

We, and our subsidiaries, are not a party to, and our property is not the subject of, any material pending legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES.

This item is not applicable to the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the NASDAQ Capital Market and trades under the symbol “TGTX”.  Prior to May 30, 2013 our stock was listed on the Over the Counter Bulletin Board. Prior to January 12, 2012 the Company was traded under the symbol “MHAN.”

The following table sets forth the high and low closing sale prices of our common stock for the periods indicated.

	High	Low
Fiscal Year Ended December 31, 2013
Fourth Quarter	$5.16	$3.17
Third Quarter	$6.87	$5.04
Second Quarter	$7.49	$5.26
First Quarter	$6.40	$3.50

	High	Low
Fiscal Year Ended December 31, 2012
Fourth Quarter	$3.64	$1.90
Third Quarter	$6.25	$2.24
Second Quarter	$7.31	$5.63
First Quarter	$33.19	$1.13

Holders

The number of record holders of our common stock as of March 1, 2014 was 407.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2013, regarding the securities authorized for issuance under our equity compensation plans, consisting of the 2003 Stock Option Plan, and the TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan.

Equity Compensation Plan Information

Number of
securities
remaining
available for
future issuance
	Number of		under equity
	securities to be	Weighted-average	compensation
	issued upon	exercise price of	plans (excluding
	exercise of	outstanding	securities reflected in
Plan Category	outstanding options	options	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	46,591	$46.37	1,107,793
Equity compensation plans not approved by security holders	—	—	—
Total	46,591	$46.37	1,107,793

For information about all of our equity compensation plans, see Note 5 to our Consolidated Financial Statements included in this report.

Recent Sales of Unregistered Securities

On December 30, 2011, we completed the first closing of the private placement of our securities, issuing 4,929,523 shares of Common Stock at a price per share of $2.25 for total gross proceeds, before placement commissions and expenses, of $11,091,425 (the “2011 Equity PIPE”). Investors also received warrants to purchase 1,232,381 shares of Common Stock. The warrants have an exercise price of $2.25 per share and are exercisable for five years. In 2012, we completed two additional closings of the 2011 Equity PIPE.  These closings were held on January 31, 2012, and February 24, 2012.   In these closings, we issued 695,428 shares of our Series A preferred stock (the “Company Preferred Stock”) at a price per share of $20.00 for total gross proceeds, before placement commissions and expenses, of $13,908,560. Each share of Company Preferred Stock was convertible into 8.89 shares of Common Stock; provided that such conversion rights were subject to sufficient available authorized shares of Common Stock. In connection with the reverse stock split effected by the Company on April 30, 2012, all shares of the Company’s preferred stock issued in the 2011 Equity PIPE were converted to Common Stock. Investors also received warrants to purchase 1,545,396 shares of Common Stock. The warrants have an exercise price of $2.25 per share and are exercisable for five years. The shares of Common Stock, Company Preferred Stock, and warrants sold in these closings were offered and sold to accredited investors, including members of management, without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act, and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. Accordingly, the securities issued in the offering have not been registered under the Securities Act, and until so registered, these securities may not be offered or sold in the United States absent registration or availability of an applicable exemption from registration. The placement agent received cash commissions equal to 10% of the gross proceeds of the offering, five-year warrants to purchase shares of the Company’s stock equal to 10% of shares sold in the offering, and a non-accountable expense allowance equal to two percent of the gross proceeds of the offering for their expenses.

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

On March 8, 2010, we entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among us, Ariston Pharmaceuticals, Inc., a Delaware corporation ("Ariston") and Ariston Merger Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the "Merger Sub").  Pursuant to the terms and conditions set forth in the Merger Agreement, on March 8, 2010, the Merger Sub merged with and into Ariston (the "Merger"), with Ariston being the surviving corporation of the Merger.  As a result of the Merger, Ariston became our wholly-owned subsidiary.

On December 29, 2011, we entered into and consummated an exchange transaction agreement (the “Exchange Transaction”) with Opus Point Partners, LLC (“Opus”) and TG Biologics, Inc. (formerly known as TG Therapeutics, Inc.) (“TG Bio”). The stockholders of TG Bio received the majority of our voting shares; therefore, the merger was accounted for as a reverse acquisition whereby TG Bio was the accounting acquirer (legal acquiree) and we were the accounting acquiree (legal acquirer) under the acquisition method of accounting.  TG Bio was incorporated in Delaware in November 2010, but did not commence operations until April 2011.

On April 30, 2012, we filed a Certificate of Amendment to our Certificate of Incorporation to change our name from Manhattan Pharmaceuticals, Inc. (“Manhattan”) to TG Therapeutics, Inc.  In conjunction with this change, the subsidiary formerly named TG Therapeutics, Inc. filed a Certificate of Amendment changing its name to TG Biologics, Inc.

We are a biopharmaceutical company focused on the acquisition, development and commercialization of innovative and medically important pharmaceutical products for the treatment of cancer and other underserved therapeutic needs.  We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest, funding their research and development and eventually either out-licensing or bringing the technologies to market.  Currently, we are developing therapies targeting hematological malignancies. TG-1101 (ublituximab), is a novel, third generation monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes. We are also developing TGR-1202, an orally available PI3K delta inhibitor.

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

Our research and development expenses (excluding non-cash compensation expense related to research and development) consist primarily of expenses related to in-licensing of new product candidates, fees paid to consultants and outside service providers for clinical and laboratory development, facilities-related and other expenses relating to the design, development, manufacture, testing, and enhancement of our drug candidates and technologies. We expense our research and development costs as they are incurred. Research and development expenses for the years ended December 31, 2013 and 2012 were $12,621,161, and $20,572,182, respectively, excluding non-cash compensation expenses related to research and development.

The following table sets forth the research and development expenses per project, exclusive of non-cash compensation expenses, for the periods presented.
	2013	2012
TG-1101	$8,281,028	$19,140,621
TGR-1202	4,340,133	1,259,289
AST-726	—	72,272
Terminated programs	—	100,000
Total	$12,621,161	$20,572,182

Included in the above research and development expenses related to TG-1101 during the year ended December 31, 2012 are noncash expenses of $16,578,000 recorded in conjunction with stock issued to LFB Group for the license to TG-1101.

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

For awards of options and restricted stock to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date. This results in a change to the amount previously recorded in respect of the equity award grant, and additional expense or a reversal of expense may be recorded in subsequent periods based on changes in the assumptions used to calculate fair value, such as changes in market price, until the measurement date is reached and the compensation expense is finalized. The Company did not grant any consultant options during the year ended December 31, 2013.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2013 and 2012

	Years Ended December 31,
	2013	2012

License revenue	$152,381	$19,048

Costs and expenses:
Research and development:
Noncash stock expense associated with in-licensing agreement	—	16,578,000
Noncash compensation	1,041,519	455,809
Other research and development	12,621,161	3,994,182
Total research and development	13,662,680	21,027,991

General and administrative:
Noncash compensation	4,161,629	2,966,373
Other general and administrative	2,496,461	1,815,083
Total general and administrative	6,658,090	4,781,456

Impairment of in-process research and development	2,797,600	1,104,700

Total costs and expenses	23,118,370	26,914,147

Operating loss	(22,965,989)	(26,895,099)

Other income, net	(2,487,779)	(1,042,147)

Loss before income taxes	(20,478,210)	(25,852,952)

Income taxes	—	330,000
Consolidated net loss	$(20,478,210)	$(26,182,952)

License Revenue. License revenue was $152,381 for the year ended December 31, 2013, as compared to $19,048 for the year ended December 31, 2012. License revenue is related to the amortization of an upfront payment of $2.0 million associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Stock Expense Associated with In-licensing Agreement. Noncash stock expense associated with an in-licensing agreement was $0 for the year ended December 31, 2013, as compared to $16,578,000 for the year ended December 31, 2012. The expense during the year ended December 31, 2012 related to a noncash stock expense recorded in conjunction with the stock issued to LFB Group for the license to TG-1101.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants increased by $585,710 from $455,809 for the year ended December 31, 2012 to $1,041,519 during the year ended December 31, 2013.  The noncash compensation expense was related to the period’s expense for restricted stock grants to research and development personnel.  We expect noncash compensation expense (research and development) to remain at a comparable level in 2014.

Other Research and Development Expenses. Other research and development expenses increased by $8,626,979 from $3,994,182 for the year ended December 31, 2012 to $12,621,161 for the year ended December 31, 2013. The increase in other research and development expenses was due primarily to an increase of approximately $5,700,000 for research and development expenses and drug supply costs related to TG-1101, and an increase of approximately $3,000,000 for research and development expenses related to TGR-1202. Included in the research and development expenses related to TGR-1202 for the year ended December 31, 2013 is a $2,000,000 milestone payment due to Rhizen in connection with the Collaboration Agreement for TGR-1202. We expect our other research and development costs to increase in 2014 as we continue to recruit patients to our clinical programs for both compounds.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants increased by $1,195,256 from $2,966,373 for the year ended December 31, 2012 to $4,161,629 during the year ended December 31, 2013.  The noncash compensation expense was related to the period’s expense for restricted stock grants to general and administrative personnel.  We expect noncash compensation expense (general and administrative) to remain at a comparable level in 2014.

Other General and Administrative Expenses. Other general and administrative expenses increased by $681,378 from $1,815,083 for the year ended December 31, 2012 to $2,496,461 for the year ended December 31, 2013. This expense was primarily related to increased business insurance levels, the NASDAQ entry fee, franchise taxes, and expenses related to additional general and administrative personnel. We expect our other general and administrative expenses to increase modestly during 2014.

Impairment of in-process research and development. During the year ended December 31, 2013, we recorded an impairment charge of $2,797,600 as compared to $1,104,700 for the year ended December 31, 2012.  The impairments recognized in both 2012 and 2013 related to the in-process research and development intangible asset recorded in connection with the Exchange Transaction. Impairment testing of our indefinite lived intangible assets is performed annually or when a triggering event occurs that could indicate a potential impairment. As of December 31, 2013, as a result of expiring intellectual property, uncertain regulatory pathways, and market changes affecting the commercial potential for the Ariston in-process research and development asset (AST-726), the Company determined that the asset's carrying value was no longer recoverable.

Other Income, net. Other income increased by $1,445,632 from $1,042,147 for the year ended December 31, 2012 to $2,487,779 for the year ended December 31, 2013. The increase in other income is primarily due to a further decrease in the fair value of our non-current notes payable of approximately $1,641,079.

Income Taxes. During the year ended December 31, 2012, we recorded income tax expense of approximately $330,000 related to a foreign tax withholding on the $2,000,000 upfront payment received from Ildong in connection with our sublicensing agreement.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash has been from the sale of equity securities, the upfront payment from our Sublicense Agreement with Ildong, and warrant exercises. We have not yet commercialized any of our drug candidates and cannot be sure if we will ever be able to do so. Even if we commercialize one or more of our drug candidates, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to obtain regulatory approval for our drug candidates, successfully complete any post-approval regulatory obligations and successfully commercialize our drug candidates alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

As of December 31, 2013, we had $45,431,532 in cash, cash equivalents, investment securities, and interest receivable. We currently anticipate that our cash and cash equivalents as of December 31, 2013 are sufficient to fund our anticipated operating cash requirements for approximately 24 months from December 31, 2013. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Cash used in operating activities for the year ended December 31, 2013 was $10,824,231 as compared to $5,187,964 for the year ended December 31, 2012. The increase in cash used in operating activities was due primarily to increased expenditures related to our clinical development plan for TG-1101 and TGR-1202 and a milestone payment of $2,000,000 associated with TGR-1202.

For the year ended December 31, 2013, net cash used in investing activities was $4,925,552 as compared to $1,399 for the year ended December 31, 2012. The increase in net cash used in investing activities was primarily due to our investment in held-to-maturity securities.

Cash provided by financing activities for the year ended December 31, 2013 was $39,779,254 as compared to $11,896,867 for the year ended December 31, 2012. The increase in net cash provided by financing activities in 2013 was primarily related to the 2013 Equity financing, as discussed below.

2013 Equity Financing

On July 18, 2013, we announced the pricing of an underwritten public offering of 5,700,000 shares of our Common Stock at a price of $6.15 per share for gross proceeds of approximately $35 million. We also granted to the underwriters a 30-day option to acquire an additional 855,000 shares to cover overallotments in connection with the offering, which they exercised. Total net proceeds from this offering, including the overallotment, were approximately $37.6 million, net of underwriting discounts and offering expenses of approximately $2.7 million. The shares were sold under a shelf registration statement on Form S-3 (File No. 333-189015) that was previously filed and declared effective by the SEC on June 17, 2013.

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

Accounting Related to Goodwill. As of December 31, 2013 and 2012, there was $799,391 of goodwill on our consolidated balance sheets. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2013, the Financial Accounting Standards Board, or FASB, issued a new accounting standard which will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the consolidated balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new standard requires adoption on a prospective basis in the first quarter of 2015; however, early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures were effective as of that date to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded , processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to the our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)) during  the quarter ended December 31, 2013 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO Framework.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting is effective as of December 31, 2013.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2014 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2014 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2014 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2014 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2014 Annual Meeting of Stockholders.

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

3.2	Restated Bylaws of TG Therapeutics, Inc. dated May 14, 2012 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2012).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2011).

4.2	Form of Warrant issued to Noteholders on September 11, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 15, 2008).

4.3	Form of Warrant issued to Noteholders on November 19, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on November 25, 2008).

4.4	Form of warrant to purchase common stock of TG Therapeutics, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2012).

4.5	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on November 25, 2008).

4.6	Warrant, dated October 28, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 3, 2009).

4.7	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 3, 2009).

10.1	2003 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 filed February 17, 2004).

10.2	Form of Stock Option Agreement issued under the Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-KSB filed April 2, 2007).

10.3	Amended and Restated Convertible Promissory Note, dated March 1, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2011).

10.4
Exchange Transaction Agreement dated December 29, 2011, by and among the Registrant, Opus Point Partners, LLC and TG Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 5, 2012).

10.5
Amendment No. 1 to Exchange Transaction Agreement, dated as of December 29, 2011, by and among Opus Point Partners, LLC, TG Biologics, Inc. and TG Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 8, 2012).

10.6
Employment Agreement, effective December 29, 2011, between the Registrant and Michael Weiss (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011). †

10.7
Restricted Stock Subscription Agreement, effective December 29, 2011, between the Registrant and Michael Weiss (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011). †

10.8
Employment Agreement, effective December 29, 2011, between the Registrant and Sean Power (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011). †

10.9
Restricted Stock Subscription Agreement, effective December 29, 2011 between the Registrant and Sean Power (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011). †

10.10
Form of Warrant issued to stockholders on December 29, 2011, January 31, 2012 and February 24, 2012 (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011).

10.11
License Agreement, dated January 30, 2012, by and among the Registrant, GTC Biotherapeutics, Inc., LFB Biotechnologies S.A.S. and LFB/GTC LLC (incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011). *

10.12	TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan, dated May 14, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q/A for the quarter ended March 31, 2012).

10.13
Securities Exchange Agreement, dated November 9, 2012, by and between the Company and LFB Biotechnologies S.A.S. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2012).

10.14
Joint Venture Agreement between TG Therapeutics, Inc. and Rhizen Pharmaceuticals SA, dated August 15, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2012). *

10.15
Sublicense Agreement between TG Therapeutics, Inc. and Ildong Pharmaceutical Co. Ltd., dated November 13, 2012 (incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2012). *

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

TG Therapeutics, Inc.

Consolidated Financial Statements as of December 31, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TG Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of TG Therapeutics, Inc. and Subsidiaries (a development stage company) (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, equity and cash flows for the years then ended and cumulative period ended December 31, 2013. TG Therapeutics, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TG Therapeutics, Inc. and Subsidiaries as of December 31, 2013 and 2012, and their results of operations and cash flows for the years then ended and cumulative period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Roseland, New Jersey
March 7, 2014

TG Therapeutics, Inc.
(a development stage company)
Consolidated Balance Sheets as of December 31, 2013 and 2012

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$40,485,466	$16,455,995
Interest receivable	27,169	—
Prepaid research and development	1,742,824	1,990,759
Other current assets	47,804	29,128
Total current assets	42,303,263	18,475,882
Long-term investment securities	4,918,897	—
Equipment, net	5,718	1,164
In-process research and development	—	2,797,600
Goodwill	799,391	799,391
Other assets	85,121	—
Total assets	$48,112,390	$22,074,037

Liabilities and equity
Current liabilities:
Notes payable, current portion	$677,778	$677,778
Accounts payable and accrued expenses	4,764,502	1,117,397
Accrued compensation	532,500	145,000
Current portion of deferred revenue	152,381	152,381
Interest payable	190,017	123,511
Total current liabilities	6,317,178	2,216,067
Deferred revenue, net of current portion	1,676,191	1,828,571
Notes payable, less current portion, at fair value	64,529	2,479,098
Total liabilities	8,057,898	6,523,736
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value per share (10,000,000 shares authorized, 0 issued and outstanding as of December 31, 2013 and 2012)	—	—
Common stock, $0.001 par value per share (500,000,000 shares authorized, 34,336,235 and 25,820,738 shares issued, 34,294,926 and 25,807,212 shares outstanding at December 31, 2013 and 2012, respectively)	34,336	25,821
Contingently issuable shares	6	6
Additional paid-in capital	79,658,490	34,534,805
Treasury stock, at cost, 41,309 and 13,526 shares at December 31, 2013 and 2012, respectively	(234,337)	(84,538)
Deficit accumulated in the development stage	(39,404,003)	(18,925,793)
Total equity	40,054,492	15,550,301
Total liabilities and equity	$48,112,390	$22,074,037

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012 and Cumulative Period Ended December 31, 2013

	2013	2012	Amounts accumulated during the development stage

License revenue	$152,381	$19,048	$171,429

Costs and expenses:
Research and development:
Noncash stock expense associated with in-licensing agreement	—	16,578,000	16,875,000
Noncash compensation	1,041,519	455,809	1,497,328
Other research and development	12,621,161	3,994,182	16,645,626
Total research and development	13,662,680	21,027,991	35,017,954

General and administrative:
Noncash compensation	4,161,629	2,966,373	7,214,496
Other general and administrative	2,496,461	1,815,083	4,779,741
Total general and administrative	6,658,090	4,781,456	11,994,237

Impairment of in-process research and development	2,797,600	1,104,700	3,902,300

Total costs and expenses	23,118,370	26,914,147	50,914,491

Operating loss	(22,965,989)	(26,895,099)	(50,743,062)

Other (income) expense:
Interest income	(30,822)	(15,787)	(46,609)
Other income	(108,894)	(272,232)	(381,126)
Interest expense	952,888	905,744	1,865,729
Change in fair value of notes payable	(3,300,951)	(1,659,872)	(4,960,823)
Total other income, net	(2,487,779)	(1,042,147)	(3,522,829)

Loss before income taxes	(20,478,210)	(25,852,952)	(47,220,233)

Income taxes	—	330,000	330,000
Consolidated net loss	(20,478,210)	(26,182,952)	(47,550,233)

Net loss attributable to non-controlling interest	—	(8,110,233)	(8,146,230)

Net loss attributable to TG Therapeutics, Inc. and Subsidiaries	$(20,478,210)	$(18,072,719)	$(39,404,003)

Basic and diluted net loss per common share	$(0.81)	$(1.38)

Weighted average shares used in computing basic and diluted net loss per common share	25,413,964	13,113,758

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Equity for the Years Ended December 31, 2013, 2012 and 2011 and Cumulative Period Ended December 31, 2013

	Preferred stock		Common stock		Contingently issuable	Additional paid-in	Treasury Stock		Deficit accumulated in the development	Non- controlling interest in
	Shares	Amount	Shares	Amount	shares	capital	Shares	Amount	stage	subsidiary	Total
Common stock issued to founders in exchange for seed capital in April 2011			2,500,000	$2,500		$104,078					$106,578
Stock issued at $2.25 per share in exchange for license option			132,000	132		296,868					297,000
Issuance of restricted stock to employees			1,150,000	1,150							1,150
Effect of reverse acquisition	281,250	$281	(2,500,124)	(2,501)	$6	277,500				$47,678	322,964
Conversion of note payable to preferred stock	2,763	3				55,268					55,271
Issuance of replacement restricted preferred stock to employees	129,375	129	(1,150,000)	(1,150)		1,021					—
Common stock issued at $2.25 per share, net of expenses			4,929,523	4,930		9,650,886					9,655,816
Compensation in respect of restricted stock preferred stock granted to employees						86,494					86,494
Net loss									$(853,074)	(35,997)	(889,071)
Balance at December 31, 2011	413,388	413	5,061,399	5,061	6	10,472,115			(853,074)	11,681	9,636,202

Compensation in respect of restricted preferred stock granted to employees						188,509					188,509
Preferred stock issued at $20.00 per share, net of expenses	695,428	696				12,180,710					12,181,406
Shares issued in subsidiary to non- controlling interest in connection with in-licensing agreement										16,578,000	16,578,000
Conversion of preferred stock to common stock in conjunction with reverse stock split	(1,108,816)	(1,109)	9,857,596	9,858		(8,749)					—
Issuance of restricted stock			5,901,743	5,902		(5,902)					—
Compensation in respect of restricted common stock granted to employees, directors and consultants						3,233,674					3,233,674
Non-controlling interest subsidiary shares exchanged for shares in TG Therapeutics, Inc.			5,000,000	5,000		8,474,448				(8,479,448)	—
Surrender of common stock for tax withholding							13,526	$(84,538)			(84,538)
Net loss									(18,072,719)	(8,110,233)	(26,182,952)
Balance at December 31, 2012	—	$—	25,820,738	$25,821	$6	$34,534,805	13,526	$(84,538)	$(18,925,793)	$—	$15,550,301

TG Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Equity for the Years Ended December 31, 2013, 2012 and 2011 and Cumulative Period Ended December 31, 2013

	Preferred stock		Common stock		Contingently	Additional paid-in capital	Treasury Stock		Deficit accumulated in the	Non- controlling
	Shares	Amount	Shares	Amount	issuable shares		Shares	Amount	development stage	interest in subsidiary	Total
Balance at December31, 2012	—	$—	25,820,738	$25,821	$6	$34,534,805	13,526	$(84,538)	$(18,925,793)	$—	$15,550,301
Issuance of common stock in connection with exercise of warrants			1,013,009	1,013		2,279,760					2,280,773
Issuance of common stock in connection with cashless exercise of warrants			3,024	3		(4)					(1)
Issuance of restricted stock			944,464	944		(944)					—
Issuance of common stock in public offering (net of offering costs of $2,664,970)			6,555,000	6,555		37,641,725					37,648,280
Compensation in respect of restricted stock and stock options granted to employees, directors and consultants						5,203,148					5,203,148
Surrender of common stock for tax withholding							27,783	(149,799)			(149,799)
Net loss									(20,478,210)		(20,478,210)
Balance at December 31, 2013	—	$—	34,336,235	$34,336	$6	$79,658,490	41,309	$(234,337)	$(39,404,003)	$—	$40,054,492

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012 and Cumulative Period Ended December 31, 2013

	2013	2012	Amounts accumulated during the development stage
CASH FLOWS FROM OPERATING ACTIVITIES

Consolidated net loss	$(20,478,210)	$(26,182,952)	$(47,550,233)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Stock compensation expense	5,203,148	3,422,182	8,711,824
Noncash stock expense associated with in-licensing agreement	—	16,578,000	16,875,000
Impairment of in-process research and development	2,797,600	1,104,700	3,902,300
Depreciation	1,127	235	1,362
Amortization of premiums on investment securities, net	975	—	975
Change in fair value and accrued interest of notes payable	(2,414,569)	(815,699)	(3,230,268)
Changes in assets and liabilities, net of effects of acquisition:
Decrease (increase) in other current assets	229,258	(1,932,710)	(1,699,859)
Increase in accrued interest receivable	(27,169)	—	(27,169)
Increase in other assets	(85,121)	—	(85,121)
Increase in accounts payable and accrued expenses	4,034,605	595,757	5,038,672
Increase in interest payable	66,506	61,571	135,174
(Decrease) increase in deferred revenue	(152,381)	1,980,952	1,828,571
Net cash used in operating activities	(10,824,231)	(5,187,964)	(16,098,772)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of equipment	(5,681)	(1,399)	(7,080)
Investment in held-to-maturity long-term securities	(4,919,871)	—	(4,919,871)
Cash acquired in connection with acquisition	—	—	10,386
Net cash used in investing activities	(4,925,552)	(1,399)	(4,916,565)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from exercise of warrants	2,280,773	—	2,280,773
Payments of short-term loans	—	(200,001)	(200,001)
Proceeds from sale of common stock, net	37,648,280	—	47,472,962
Proceeds from sale of preferred stock, net	—	12,257,309	12,257,309
Offering costs paid	—	(75,903)	(75,903)
Purchase of treasury stock	(149,799)	(84,538)	(234,337)
Net cash provided by financing activities	39,779,254	11,896,867	61,500,803

NET INCREASE IN CASH AND CASH EQUIVALENTS	24,029,471	6,707,504	40,485,466

Cash and cash equivalents at beginning of period	16,455,995	9,748,491	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,485,466	$16,455,995	$40,485,466

NONCASH TRANSACTIONS
Conversion of notes payable to preferred stock	$—	$—	$55,271
Accrued financing costs	$—	$—	$61,138

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

We are a biopharmaceutical company focused on the acquisition, development and commercialization of innovative and medically important pharmaceutical products for the treatment of cancer and other underserved therapeutic needs. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest, funding their research and development and eventually either out-licensing or bringing the technologies to market. Currently, the Company is developing two therapies targeting hematological malignancies. TG-1101 (ublituximab), is a novel, glycoengineered monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes. We are also developing TGR-1202, an orally available PI3K delta inhibitor. We also hold the development rights to AST-726, a nasally delivered product for the treatment of Vitamin B12 deficiency.

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

LIQUIDITY AND CAPITAL RESOURCES

We have incurred operating losses since our inception, and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of December 31, 2013, we have an accumulated deficit of $39,404,003.

TG Therapeutics, Inc.
(a development stage company)
Notes to the Consolidated Financial Statements

Our primary source of cash has been proceeds from the sale of equity securities, the upfront payment from our Sublicense Agreement with Ildong Pharmaceutical Co. Ltd. (“Ildong”), and warrant exercises. We have not yet commercialized any of our drug candidates and cannot be sure if we will ever be able to do so. Even if we commercialize one or more of our drug candidates, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to obtain regulatory approval for our drug candidates, successfully complete any post-approval regulatory obligations and successfully commercialize our drug candidates alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

As of December 31, 2013, we had $45,431,532 in cash, cash equivalents, investment securities, and interest receivable. We currently anticipate that our cash and cash equivalents to be sufficient to fund our anticipated operating cash requirements for approximately 24 months from December 31, 2013. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2013, the Financial Accounting Standards Board, or FASB, issued a new accounting standard which will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the consolidated balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new standard requires adoption on a prospective basis in the first quarter of 2015; however, early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

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

TG Therapeutics, Inc.
(a development stage company)
Notes to the Consolidated Financial Statements

INVESTMENT SECURITIES

Investment securities at December 31, 2013 consist of long-term government securities. We classify our long-term debt securities as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.

A decline in the market value of any investment security below cost, that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security is established. Other-than-temporary impairment charges are included in interest and other income, net. Unrealized gains, if determined to be temporary, are included in accumulated other comprehensive income in stockholders’ equity. Dividend and interest income are recognized when earned.

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

TG Therapeutics, Inc.
(a development stage company)
Notes to the Consolidated Financial Statements

IN-PROCESS RESEARCH AND DEVELOPMENT

            All acquired research and development projects are recorded at their fair value as of the date acquisition. The fair values are assessed as of the balance sheet date to ascertain if there has been any impairment of the recorded value. If there is an impairment, the asset is written down to its current fair value by the recording of an expense. Impairment is tested on an annual basis or sooner, if there is an indication of impairment, and consists of a comparison of the fair value of the in-process research and development with its carrying amount.

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

STOCK - BASED COMPENSATION

We recognize all share-based payments to employees and to non-employee directors as compensation for service as compensation expense in the consolidated financial statements based on the fair values of such payments. Stock-based compensation expense recognized each period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE

Basic net income (loss) per common share is calculated by dividing net income (loss) applicable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net income (loss) per common share, since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because the Company incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented. The amounts of potentially dilutive securities excluded from the calculation were 10,618,584 and 10,746,837 at December 31, 2013 and 2012, respectively. During the years ended December 31, 2013 and 2012 the Company incurred a net loss, therefore, all of the dilutive securities are excluded from the computation of diluted earnings per share.

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

NOTE 2 – CASH AND CASH EQUIVALENTS

	December 31, 2013	December 31, 2012

Money market funds	$554,069	$500,007
Checking and bank deposits	39,931,397	15,955,988
Total	$40,485,466	$16,455,995

NOTE 3 – INVESTMENT SECURITIES

We record our investments as either held-to-maturity or available-for-sale. Held-to-maturity investments are recorded at amortized cost.

We were not invested in investment securities at December 31, 2012. The following tables summarize our investment securities at December 31, 2013:

	December 31, 2013
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Long-term investments:
Obligations of domestic governmental agencies (maturing between January 2015 and April 2015) (held-to-maturity)	$4,918,897	$—	$650	$4,918,247
Total long-term investment securities	$4,918,897	$—	$650	$4,918,247

NOTE 4 – FAIR VALUE MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis in the financial statements. The fair value hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

⋅	Level 1 – quoted prices in active markets for identical assets and liabilities;

⋅	Level 2 – inputs other than Level 1 quoted prices that are directly or indirectly observable; and

⋅	Level 3 – unobservable inputs that are not corroborated by market data.

As of December 31, 2013 and 2012, the fair values of cash and cash equivalents, and notes and interest payable, current portion approximate their carrying value.

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

In connection with the Exchange Transaction in December 2011, the Company performed a valuation of the assets and liabilities of Manhattan immediately prior to the transaction. The cumulative liability including accrued and unpaid interest of these notes was approximately $16,876,000 immediately prior to the Exchange Transaction, and $18,614,000 and $17,727,000 at December 31, 2013 and 2012, respectively. As these notes payable are tied directly to net product cash flows derived from the preexisting products of the Company, this note and accrued interest was recorded at fair value of $3,287,700 as of the date of the Exchange Transaction. No payments have been made on these notes as of December 31, 2013.

We elected the fair value option for valuing the 5% Notes upon the completion of the reverse merger with TG Bio, as discussed above. The Company elected the fair value option in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

For the year ended December 31, 2012, the valuation method used to estimate the 5% Notes’ fair value was a discounted cash flow model, where the expected cash flows of AST-726 and AST-915 were discounted to the present using a yield that incorporated compensation for the probability of success in clinical development and marketing, among other factors. The discount rate used in this discounted cash flow model approximated 20% at December 31, 2012. As of December 31, 2013, as a result of expiring intellectual property rights and other factors as discussed below in Nonrecurring Fair Value Measurements, it was determined that net product cash flows from AST-726 were unlikely. As the Company has no other obligations under the 5% Notes aside from the net product cash flows and the conversion feature, the conversion feature was used to estimate the 5% Notes’ fair value as of December 31, 2013. The assumptions, assessments and projections of future revenues are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our consolidated financial statements.

The Company’s financial liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 were as follows:

	Financial liabilities at fair value as of December 31, 2013
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$64,529	$64,529
Totals	$—	$—	$64,529	$64,529

	Financial liabilities at fair value as of December 31, 2012
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$2,479,098	$2,479,098
Totals	$—	$—	$2,479,098	$2,479,098

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

TG Therapeutics, Inc.
(a development stage company)
Notes to the Consolidated Financial Statements

The following table summarizes the changes in Level 3 instruments for the years ended December 31, 2012 and 2013:

Balance at January 1, 2012	$3,294,797
Interest accrued on face value of 5% Notes	844,173
Change in fair value of Level 3 liabilities	(1,659,872)
Balance at December 31, 2012	2,479,098
Interest accrued on face value of 5% Notes	886,382
Change in fair value of Level 3 liabilities	(3,300,951)
Balance at December 31, 2013	$64,529

The change in the fair value of the Level 3 liabilities is reported in other (income) expense in the accompanying consolidated statements of operations.

Nonrecurring Fair Value Measurements

The Company’s assets measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012 were as follows:

	Fair value measurements as of December 31, 2013			Total impairment charge for the year ended
	Level 1	Level 2	Level 3	December 31, 2013
Assets:
In-process research and development	$—	$—	$—	$(2,797,600)
Total	$—	$—	$—	$(2,797,600)

	Fair value measurements as of December 31, 2012			Total impairment charge for the year ended
	Level 1	Level 2	Level 3	December 31, 2012
Assets:
In-process research and development	$—	$—	$2,797,600	$(1,104,700)
Total	$—	$—	$2,797,600	$(1,104,700)

As of December 31, 2013, as a result of expiring intellectual property rights, uncertain regulatory pathways, and market changes affecting the commercial potential for the Ariston in-process research and development asset (AST-726), the Company determined that the asset's carrying value was no longer recoverable. Accordingly, during the year ended December 31, 2013, we recorded a non-cash impairment charge of  $2,797,600, which was recorded as impairment of in-process research and development in our consolidated statements of operations. The fair value of this asset was determined to be zero primarily as a result of the expiring intellectual property rights surrounding the asset. This fair value measurement technique is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

As of December 31, 2012, as a result of market changes affecting the commercial potential for the Ariston in-process research and development assets (AST-726 and AST-915), the Company determined that the asset's carrying value was no longer fully recoverable. Accordingly, during the year ended December 31, 2012, we recorded a non-cash impairment charge of  $1,104,700, which was recorded as impairment of in-process research and development in our consolidated statements of operations. The fair value of this asset was determined using a discounted cash flow model, where the expected cash flows of the Ariston assets are discounted to the present using a yield that incorporates compensation for the probability of success in clinical development and marketing, among other factors. This fair value measurement technique is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Also contributing to the impairment charge recorded during the period ended December 31, 2012 was the Company’s decision during 2012 to discontinue future development activities for AST-915, following the analysis from a Phase I dose escalation trial, in which AST-915 failed to meet its primary efficacy endpoint.

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

We currently have one shelf registration statement on Form S-3 filed and declared effective by the SEC (File No. 333-189015). Subsequent to the July 2013 offering, this shelf registration statement provides for the offering of up to approximately $135 million of common stock. We may offer the securities under our shelf registration statement from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that this shelf registration statement provides us with the flexibility to raise additional capital to finance our operations as needed.

TG Therapeutics, Inc.
(a development stage company)
Notes to the Consolidated Financial Statements

Treasury Stock

 As of December 31, 2013, 41,309 shares of common stock are being held by the Company in Treasury, at a cost of approximately $234,000, representing the fair market value on the date the shares were surrendered to the Company to satisfy employee tax obligations.

Equity Incentive Plans

We have in effect the following stock option and incentive plans.

                 a. The Company has shareholder-approved incentive stock option plans for employees under which it has granted non-qualified and incentive stock options, which provided for the granting of options to purchase up to 5,333 shares of the Company’s common stock. The options have a maximum term of 10 years and vest over a period determined by the Company’s Board of Directors. At December 31, 2013, options to purchase 591 shares were outstanding, 10 shares of common stock were issued and there were no shares reserved for future grants under the Plan.

                b. In May 2012, the Company established the TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (“2012 Incentive Plan”). Under the 2012 Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to directors, consultants, employees and officers. The 2012 Incentive Plan authorizes grants to purchase up to 6,000,000 shares of authorized but unissued common stock. As of December 31, 2013, options to purchase 46,000 shares were outstanding and up to an additional 1,107,793 shares may be issued under the 2012 Incentive Plan.

Stock Options

The following table summarizes stock option activity for the years ended December 31, 2013 and 2012:

	Number of shares	Weighted- average exercise price	Weighted- average Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at January 1, 2012	3,379	$1,315.62
Granted	46,000	4.40
Exercised	—	—
Forfeited	(2,475)	720.45
Expired	—	—
Outstanding at December 31, 2012	46,904	61.08	9.44	$—
Granted	—	—
Exercised	—	—
Forfeited	(313)	2,249.85
Expired	—	—
Outstanding at December 31, 2013	46,591	$46.37	8.50	$—

Vested and expected to vest at December 31, 2013	9,591	$208.30	8.16	$—
Exercisable at December 31, 2013	9,591	$208.30	8.16	$—

TG Therapeutics, Inc.
(a development stage company)
Notes to the Consolidated Financial Statements

As of December 31, 2013, there is no unrecognized compensation cost related to unvested time-based option awards. This amount does not include, as of December 31, 2013, 37,000 non-employee options outstanding which are milestone-based and vest upon certain corporate milestones. Stock-based compensation will be measured and recorded if and when a milestone occurs.

Restricted Stock- Preferred

Certain employees had been awarded restricted preferred stock. The restricted stock vesting consisted of milestone and time-based vesting. The following table summarizes restricted share activity for the years ended December 31, 2013 and 2012:

	Number of Shares Restricted Series A Preferred Stock(1)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	129,375	$20.00
Granted	—	—
Vested	—	—
Forfeited	—	—
Conversion to restricted common stock	(129,375)	20.00
Outstanding at December 31, 2012	—	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2013	—	$—

(1) The restricted preferred stock listed in the table above was granted in connection with the Exchange Transaction to certain executives. Each share of preferred stock was convertible into 8.89 shares of the Company’s Common Stock. In conjunction with the reverse split effected on April 30, 2012 (as discussed in Note 1), all outstanding restricted Preferred Stock automatically converted to 1,150,000 shares of restricted Common Stock as of that date.

Restricted Stock- Common

Certain employees, directors and consultants have been awarded restricted Company Common Stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted share activity for the years ended December 31, 2013 and 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	—	$—
Converted preferred stock	1,150,000	2.25
Granted	5,901,743	4.77
Vested	(437,500)	2.25
Forfeited	—	—
Outstanding at December 31, 2012	6,614,243	4.49
Granted	944,464	4.13
Vested	(523,750)	2.48
Forfeited	—	—
Outstanding at December 31, 2013	7,034,957	$4.60

Total expense associated with restricted stock grants was $5,146,743 and $3,422,182 during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, there was approximately $7,977,072 of total unrecognized compensation cost related to unvested time based restricted stock, which is expected to be recognized over a weighted-average period of 1.9 years. This amount does not include, as of December 31, 2013, 1,800,960 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones; and 2,556,375 shares of restricted stock outstanding issued to non-employees (see Note 10 – Related Party Transactions for additional information). Milestone based non-cash compensation expense will be measured and recorded if and when a milestone occurs.

TG Therapeutics, Inc.
(a development stage company)
Notes to the Consolidated Financial Statements

Warrants

The following table summarizes warrant activity for the years ended December 31, 2013 and 2012:

	Warrants	Weighted- average exercise price	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,625,911	5.27	$—
Issued	5,156,599	1.21
Exercised	—	—
Expired	(1,503)	2,739.75
Outstanding at December 31, 2012	6,781,007	1.58	$14,563,539
Issued	—	—
Exercised	(1,018,068)	2.25
Expired	(43,992)	16.26
Outstanding at December 31, 2013	5,718,947	$1.34	$14,809,030

As discussed above, as part of the 2011 Equity PIPE, we issued warrants to purchase up to 2,777,962 shares of our common stock at an exercise price of $2.25 per warrant share, 757,096 of which have been exercised as of December 31, 2013. In addition, we issued to the placement agent in the transaction warrants to purchase up to 1,111,111 shares of our common stock at an exercise price of $2.48 per warrant share, 6,533 of which have been exercised as of December 31, 2013.

In connection with the Securities Exchange Agreement between the Company and LFB Group as discussed in Note 8 – License Agreements, we issued LFB Group a warrant to purchase an aggregate of 2,500,000 shares of Company Common Stock at a purchase price of $0.001 per share.

Stock-Based Compensation

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The Company did not grant any stock options during the year-ended December 31, 2013.

The following table summarizes stock-based compensation expense information about stock options and restricted stock for the years ended December 31, 2013 and 2012:

	2013	2012
Stock-based compensation expense associated with restricted stock	$5,146,743	$3,422,182
Stock-based compensation expense associated with option grants	56,405	—
	$5,203,148	$3,422,182

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

NOTE 6 – NOTES PAYABLE

The following is a summary of notes payable:

	December 31, 2013			December 31, 2012
	Current portion, net	Non-current portion, net	Total	Current portion, net	Non-current portion, net	Total
Convertible 5% Notes Payable	$-	$64,529	$64,529	$-	$2,479,098	$2,479,098
ICON Convertible Note	677,778	-	677,778	677,778	-	677,778
Totals	$677,778	$64,529	$742,307	$677,778	$2,479,098	$3,156,876

                We assumed the preceding notes payable as the result of the Exchange Transaction between the Company and TG Therapeutics, Inc. Accordingly, a valuation using the guidance in the accounting literature for business combinations (ASC 805) was performed and these notes have been presented at their fair value on the date of the transaction.

Convertible 5% Notes Payable

                On March 8, 2010, Manhattan entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Ariston and Ariston Merger Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the "Merger Sub").  Pursuant to the terms and conditions set forth in the Merger Agreement, on March 8, 2010, the Merger Sub merged with and into Ariston (the "Merger"), with Ariston being the surviving corporation of the Merger.  As a result of the Merger, Ariston became a wholly-owned subsidiary of Manhattan.

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

In connection with the Exchange Transaction in December 2011, the Company performed a valuation of the assets and liabilities of Manhattan immediately prior to the transaction. The cumulative liability including accrued and unpaid interest of these notes was approximately $16,876,000 immediately prior to the Exchange Transaction, and $18,614,000 and $17,727,000 at December 31, 2013 and 2012, respectively. As these notes payable are tied directly to net product cash flows derived from the preexisting products of the Company, this note and accrued interest was recorded at fair value of $3,287,700 as of the date of the Exchange Transaction. No payments have been made on these notes as of December 31, 2013. See Note 4 for further details.

TG Therapeutics, Inc.
(a development stage company)
Notes to the Consolidated Financial Statements

ICON Convertible Note Payable

                In connection with the merger with Ariston as discussed above, Ariston satisfied an account payable of $1,275,188 to ICON Clinical Research Limited (“ICON”) through the payment of $275,188 in cash and the issuance of a three-year 5% note payable (the “ICON Note”).  The principal was to be repaid in 36 monthly installments of $27,778 commencing in April 2010.  Interest was payable monthly in arrears.   On March 1, 2011 Ariston entered into an amended and restated convertible promissory note (the “Amended ICON Note”) with ICON. The principal terms of the Amended ICON Note are that monthly payments of principal and interest will be waived for the thirteen month period ended December 31, 2011 (the “Waiver Period”) in exchange for a single payment of $100,000 on March 31, 2011, an increase in the interest on the Amended ICON Note from 5% to 8% per annum during the Waiver Period and a balloon payment on January 31, 2012. The Amended ICON Note is convertible at the option of the holder into the Company’s common stock at the conversion price of $562.50 per share. During the year ended December 31, 2013, the Company recorded $66,506 of interest expense on the Amended ICON Note. As of December 31, 2013 and 2012, the principal amount of the Amended ICON Note was $677,778, of which the entire balance has been classified as current and is reflected as notes payable, current portion, net in the accompanying consolidated balance sheets. Interest payable on the Amended ICON Note was $190,017 and $123,511 as of December 31, 2013 and 2012, respectively, and is reflected as interest payable in the accompanying consolidated balance sheets. As of December 31, 2013, this note was in default as the Company did not make the balloon payment due on January 31, 2012, or any subsequent payments. In January 2014, the Company entered into a settlement and release agreement with ICON related to this note, whereby the Company paid  $772,369 in full settlement of the principal and interest due on this note.

NOTE 7 – INCOME TAXES

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and the overall prospects of our business. Based upon management's assessment of all available evidence, we believe that it is more-likely-than-not that the deferred tax assets will not be realizable, and therefore, a valuation allowance has been established. The valuation allowance for deferred tax assets was approximately $46,283,000 and $36,271,000 as of December 31, 2013 and 2012, respectively.

As of December 31, 2013, we have U.S. net operating loss carryforwards (“NOLs”) of approximately $84,182,000. For income tax purposes, these NOLs will expire in various amounts through 2033. The Tax Reform Act of 1986 contains provisions which limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests. The Exchange Transaction with TG Bio may have resulted in a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended. Accordingly, a substantial portion of the Company’s NOLs above may be subject to annual limitations in reducing any future year’s taxable income.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented below.
	2013	2012
Deferred tax assets (liabilities):
Net operating loss carryforwards	$32,399,879	$32,190,080
Research and development credit	2,266,167	1,882,238
Noncash compensation	10,971,912	3,051,920
Acquired in-process research and development	—	(1,202,556)
Foreign tax credit	—	330,000
Other	644,899	19,241
Deferred tax asset, excluding valuation allowance	46,282,857	36,270,923

Less valuation allowance	(46,282,857)	(36,270,923)
Net deferred tax assets	$—	$—

TG Therapeutics, Inc.
(a development stage company)
Notes to the Consolidated Financial Statements

There was no current or deferred income tax expense for the year ended December 31, 2013. The Company recorded $330,000 in income tax expense for the year ended December 31, 2012, as a result of South Korean taxes withheld associated with the Ildong sublicense agreement (see Note 8). Income tax expense differed from amounts computed by applying the US Federal income tax rate of 34% to pretax loss as follows:

	For the year ended December 31,
	2013	2012

Loss before income taxes, as reported in the consolidated statements of operations	$(20,478,210)	$(25,852,952)

Computed “expected” tax benefit	$(6,962,592)	$(8,790,003)

Increase (decrease) in income taxes resulting from:
Expected benefit from state and local taxes	(917,810)	(1,758,001)
Research and development credits	(250,000)	(75,000)
Other	43,026	230,643
Permanent difference related to contingent note payable	(1,924,558)	—
Foreign tax withholding	—	330,000
Change in the balance of the valuation allowance for deferred tax assets	10,011,934	10,392,361
	$—	$330,000

We file income tax returns in the U.S Federal and various state and local jurisdictions. With certain exceptions, the Company is no longer subject to U.S. Federal and state income tax examinations by tax authorities for years prior to 2010. However, NOLs and tax credits generated from those prior years could still be adjusted upon audit.

The Company recognizes interest and penalties to uncertain tax position in income tax expense in the statement of operations. There was no accrual for interest and penalties related to uncertain tax positions for 2013. We do not believe that there will be a material change in our unrecognized tax positions over the next twelve months. All of the unrecognized tax benefits, if recognized, would be offset by the valuation allowance.

NOTE 8 – LICENSE AGREEMENTS

TG-1101

On January 30, 2012, TG Bio entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of TG-1101 (the “License Agreement”). Under the License Agreement, we acquired the exclusive worldwide rights (exclusive of France/Belgium) for the development and commercialization of TG-1101 (ublituximab). To date, we have made no payments to LFB Group, who is eligible to receive payments of up to an aggregate of approximately $31.0 million upon our successful achievement of certain clinical development, regulatory and sales milestones, in addition to royalty payments on net sales of TG-1101. The license will terminate on a country by country basis upon the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated.

In connection with the License Agreement, our subsidiary TG Bio issued 7,368,000 shares of its common stock to LFB Group, and the Company agreed to contribute $15 million, less applicable fees and expenses associated with the financing, to TG Bio to fund the development of TG-1101 under the License Agreement in exchange for 7,500,000 shares of TG Bio common stock. The Company recognized $16,578,000 of noncash research and development expense during the year ended December 31, 2012 in connection with the issuance of these shares. In addition, in connection with this share issuance, the Company and TG Bio provided LFB Group the option to, in its sole discretion, elect to convert its shares of TG Bio common stock into 7,500,000 shares of the Company’s Common Stock. Furthermore, should LFB Group choose to exercise the option for Company Common Stock, the Board of Directors of the Company shall appoint an individual designated by LFB Group to serve as a director of the Company until the next annual meeting of the stockholders and until his or her successor has been duly elected. Thereafter the Board of Directors of the Company shall nominate a designee named by LFB Group for election at each annual meeting of the stockholders until such time as LFB Group owns less than 10% of the outstanding Company Common Stock.

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

TG-1101 – Ildong Sublicense

In November 2012, we entered into an exclusive (within the territory) sublicense agreement with Ildong relating to the development and commercialization of TG-1101 in South Korea and Southeast Asia. Under the terms of the sublicense agreement, Ildong has been granted a royalty bearing, exclusive right, including the right to grant sublicenses, to develop and commercialize TG-1101 in South Korea, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Philippines, Vietnam, and Myanmar.

An upfront payment of $2,000,000, which was received in December 2012, net of $330,000 of income tax withheld, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement. The Company recorded license revenue of approximately $152,000 and $19,000 for the years ended December 31, 2013 and 2012, respectively, and, at December 31, 2013 and 2012, has deferred revenue of approximately $1,829,000 and $1,981,000, respectively, associated with this $2,000,000 payment (approximately $152,000 of which has been classified as a current liability at December 31, 2013).

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

                The Company will make up-front licensing payments and milestones based on early clinical development, and will be responsible for the costs of clinical development of the product through Phase II, after which the Company and Rhizen will be jointly responsible for all development costs of the product. The Company and Rhizen will each maintain an exclusive option, exercisable at specific times during development, for the Company to license the rights to TGR-1202, in which case Rhizen would be eligible to receive upfront, development, and commercialization milestone payments in addition to milestone payments and royalties tied to net sales of the product, the aggregate of which could exceed $182.5million. Rhizen shall maintain rights to manufacture and supply the product to the Company, and the Company will be responsible for all clinical and regulatory development for TGR-1202 globally.

TG Therapeutics, Inc.
(a development stage company)
Notes to the Consolidated Financial Statements

In connection with the Collaboration Agreement, the Company incurred upfront milestone payments of $1,000,000 during the year ended December 31, 2012. During the year ended December 31, 2013, the Company recognized a $2,000,000 milestone payment to Rhizen related to the development of TGR-1202. All milestone payments related to this agreement have been included in other research and development expenses in the accompanying consolidated financial statements. Pursuant to the terms of the Collaboration Agreement, should either of the exclusive license options be exercised, Rhizen would be eligible to receive up to an aggregate of $182.5 million upon the successful achievement of certain clinical development, regulatory, and sales based milestones in addition to royalties on net sales of TGR-1202.

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

The Hedrin JV and T&R held a mediation session in order to avoid the arbitration process. The mediation process did not produce a result. During 2011, Nordic made an additional capital contribution to the Hedrin JV in order to fund the arbitration. As a result of that capital contribution, as of December 31, 2011, the Company owned a 13% interest in the Hedrin JV, and no further information has been available since that date. The arbitration process is ongoing.

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

Until April 2012, Michael S. Weiss was a director and Non-Executive Chairman of the Board of Directors of National Holdings.  He is also a stockholder of National Holdings and, when combined with his ownership indirectly through Opus and its affiliates, beneficially owns approximately 5% of National Holdings, the parent company of NSC. Mr. Weiss disclaims such beneficial ownership other than to the extent of his pecuniary interest. In addition, at the time, Opus and NSC were parties to a 50/50 joint venture that shared profits from OPNCM, the investment banking division of NSC that was responsible for managing the Offering. This joint venture was dissolved in April 2012.

As placement agent, National received cash commissions equal to 10% of the gross proceeds of the 2011 Equity PIPE, five-year warrants to purchase shares of Company Preferred Stock equal to 10% of shares sold in the 2011 Equity PIPE, and a non-accountable expense allowance equal to two percent of the gross proceeds of the 2011 Equity PIPE for National’s expenses (not including up to $80,000 of National’s legal expenses and any blue sky fees, both of which the Company also reimbursed). In connection with the dissolution of the joint venture in January 2013, National waived all rights to and surrendered to Opus the warrants discussed above. In addition to acting as placement agent, National provided advisory services in connection with the Exchange Transaction and received an advisory fee of $150,000 for such services.

TG Therapeutics, Inc.
(a development stage company)
Notes to the Consolidated Financial Statements

Under the terms of the Company’s License Agreement with LFB Group, the Company utilizes LFB Group for certain development and manufacturing services.  The Company incurred approximately $6,267,000 and $1,447,000 in such expenses during the years ended December 31, 2013 and 2012, respectively, which have been included in other research and development expenses in the accompanying consolidated statements of operations. As of December 31, 2013 and 2012, respectively, the Company has approximately $1,745,000 and $56,000 recorded in accounts payable related to the aforementioned agreements with LFB Group. In conjunction with the development and manufacturing services discussed above, certain agreements between the Company and LFB Group require payments in advance of services performed or goods delivered.  Accordingly, as of December 31, 2013 and 2012, respectively, the Company recorded $1,629,340 and $1,719,828 in prepaid research and development for such advance payments.

In connection with the Collaboration Agreement with Rhizen in August 2012, the Company issued Opus 2,000,000 shares of Company common stock subject to certain vesting provisions based on the progress of the joint venture and future success of the products governed by the Collaboration Agreement. The issuance of the Company Common Stock was exempt from registration under the Securities Act of 1933 pursuant to Regulation D and Rule 506 promulgated thereunder. Accordingly, the securities have not been registered under the Securities Act, and until so registered, these securities may not be offered or sold in the United States absent registration or availability of an applicable exemption from registration. The Company recognized approximately $437,000 and $134,000 of noncash compensation (research and development) expense during the year ended December 31, 2013 and 2012, respectively, in connection with the issuance of these shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 7, 2014

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant on March 7, 2014, and in the capacities indicated:

Signatures	Title

/s/ Michael S. Weiss	Executive Chairman, Interim Chief Executive Officer and President
Michael S. Weiss	(principal executive officer)

/s/ Sean A. Power	Chief Financial Officer
Sean A. Power	(principal financial and accounting officer)

/s/ Laurence N. Charney	Director
Laurence N. Charney

/s/ Yann Echelard	Director
Yann Echelard

/s/ Neil Herskowitz	Director
Neil Herskowitz

/s/ William J. Kennedy	Director
William J. Kennedy

/s/ Mark Schoenebaum, M.D.	Director
Mark Schoenebaum, M.D.

46

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002