Form 10-Q
period 2014-03-31
TG THERAPEUTICS, INC.
filed 2014-05-14
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number 1-32639

TG THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3898269 (I.R.S. Employer Identification No.)

3 Columbus Circle, 15th Floor

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

Yes ☐ No ☒

There were 37,624,407 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 1, 2014.

TG THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

TABLE OF CONTENTS

		Page

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS		3

PART I	FINANCIAL INFORMATION	4

Item 1	Financial Statements:	4

	Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	4

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 and the Cumulative Period ended March 31, 2014 (unaudited)	5

	Condensed Consolidated Statement of Equity for the three months ended March 31, 2014 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and the Cumulative Period ended March 31, 2014 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4	Controls and Procedures	24

PART II	OTHER INFORMATION	24

Item 1	Legal Proceedings	24

Item 1A	Risk Factors	24

Item 6	Exhibits	41

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.
(a Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,596,327	$40,485,466
Short-term investment securities	3,901,783	—
Interest receivable	11,124	27,169
Prepaid research and development	2,418,995	1,742,824
Other current assets	359,885	47,804
Total current assets	56,288,114	42,303,263
Long-term investment securities	1,001,858	4,918,897
Equipment, net	8,177	5,718
Goodwill	799,391	799,391
Other assets	76,415	85,121
Total assets	$58,173,955	$48,112,390

Liabilities and equity
Current liabilities:
Notes payable, current portion	$—	$677,778
Accounts payable and accrued expenses	1,639,114	4,764,502
Accrued compensation	197,250	532,500
Current portion of deferred revenue	152,381	152,381
Interest payable	—	190,017
Total current liabilities	1,988,745	6,317,178
Deferred revenue, net of current portion	1,638,095	1,676,191
Notes payable, less current portion, at fair value	115,554	64,529
Total liabilities	3,742,394	8,057,898
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value per share (10,000,000 shares authorized, 0 issued and outstanding as of March 31, 2014 and December 31, 2013)	—	—
Common stock, $0.001 par value per share (500,000,000 shares authorized, 37,525,527 and 34,336,235 shares issued, 37,484,218 and 34,294,926 shares outstanding at March 31, 2014 and December 31, 2013, respectively)	37,526	34,336
Contingently issuable shares	6	6
Additional paid-in capital	101,579,618	79,658,490
Treasury stock, at cost, 41,309 shares at March 31, 2014 and December 31, 2013	(234,337)	(234,337)
Deficit accumulated in the development stage	(46,951,252)	(39,404,003)
Total equity	54,431,561	40,054,492
Total liabilities and equity	$58,173,955	$48,112,390

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
(a Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,		Cumulative period ended
	2014	2013	March 31, 2014

License revenue	$38,095	$38,095	$209,524

Costs and expenses:
Research and development:
Noncash stock expense associated with in-licensing agreement	—	—	16,875,000
Noncash compensation	1,901,610	354,703	3,398,938
Other research and development	2,508,258	1,215,202	19,153,884
Total research and development	4,409,868	1,569,905	39,427,822

General and administrative:
Noncash compensation	2,329,828	1,530,774	9,544,324
Other general and administrative	903,524	651,457	5,683,265
Total general and administrative	3,233,352	2,182,231	15,227,589

Impairment of in-process research and development	—	—	3,902,300

Total costs and expenses	7,643,220	3,752,136	58,557,711

Operating loss	(7,605,125)	(3,714,041)	(58,348,187)

Other (income) expense:
Interest income	(13,474)	(1,502)	(60,083)
Other income	(95,427)	—	(476,553)
Interest expense	226,340	231,472	2,092,069
Change in fair value of notes payable	(175,315)	(270,400)	(5,136,138)
Total other income	(57,876)	(40,430)	(3,580,705)

Loss before income taxes	(7,547,249)	(3,673,611)	(54,767,482)

Income taxes	—	—	330,000
Consolidated net loss	(7,547,249)	(3,673,611)	(55,097,482)

Net loss attributable to non-controlling interest	—	—	(8,146,230)
Net loss attributable to TG Therapeutics, Inc. and Subsidiaries	$(7,547,249)	$(3,673,611)	$(46,951,252)

Basic and diluted net loss per common share	$(0.25)	$(0.17)

Weighted average shares used in computing basic and diluted net loss per common share	30,091,000	21,953,803

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
(a Development Stage Company)
Condensed Consolidated Statement of Equity
for the three months ended March 31, 2014 (Unaudited)

	Preferred stock		Common stock		Contingently issuable	Additional paid-in	Treasury Stock		Deficit accumulated in the development
	Shares	Amount	Shares	Amount	shares	capital	Shares	Amount	stage	Total
Balance at January 1, 2014	—	$—	34,336,235	$34,336	$6	$79,658,490	41,309	$(234,337)	$(39,404,003)	$40,054,492
Issuance of common stock in connection with exercise of warrants			396,483	397		901,075				901,472
Issuance of restricted stock			90,000	90		(90)				—
Issuance of common stock in public offering (net of offering costs of $1,344,440)			2,702,809	2,703		16,788,705				16,791,408
Compensation in respect of restricted stock granted to employees, directors and consultants						4,231,438				4,231,438
Net loss									(7,547,249)	(7,547,249)
Balance at March 31, 2014	—	$—	37,525,527	$37,526	$6	$101,579,618	41,309	$(234,337)	$(46,951,252)	$54,431,561

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
(a Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,		Cumulative period ended
	2014	2013	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES

Consolidated net loss	$(7,547,249)	$(3,673,611)	$(55,097,482)
Adjustments to reconcile consolidated net loss to cash used in operating activities:
Gain on settlement of notes payable	(95,427)	—	(95,427)
Stock compensation expense	4,231,438	1,885,477	12,943,262
Noncash stock expense associated with in-licensing agreement	—	—	16,875,000
Impairment of in-process research and development	—	—	3,902,300
Depreciation	706	115	2,068
Amortization of premiums on investment securities, net	15,255	—	16,230
Change in fair value and accrued interest of notes payable	51,025	(54,838)	(3,179,243)
Changes in assets and liabilities, net of effects of acquisition:
Increase in other current assets	(988,252)	(580,691)	(2,688,111)
(Increase) decrease in accrued interest receivable	16,045	—	(11,124)
Decrease (increase) in other assets	8,706	—	(76,415)
Increase (decrease) in accounts payable and accrued expenses	(3,888,453)	240,985	1,150,219
(Decrease) increase in interest payable	(94,590)	15,910	40,584
(Decrease) increase in deferred revenue	(38,095)	(38,095)	1,790,476
Net cash used in operating activities	(8,328,891)	(2,204,748)	(24,427,663)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of equipment	(3,165)	—	(10,245)
Investment in held-to-maturity long-term securities	—	—	(4,919,871)
Cash acquired in connection with acquisition	—	—	10,386
Net cash used in investing activities	(3,165)	—	(4,919,730)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the exercise of warrants	901,472	936,920	3,182,245
Payments of notes payable	(677,778)	—	(877,779)
Proceeds from sale of common stock, net	17,219,223	—	64,692,185
Proceeds from sale of preferred stock, net	—	—	12,257,309
Offering costs paid	—	—	(75,903)
Purchase of treasury stock	—	—	(234,337)
Net cash provided by financing activities	17,442,917	936,920	78,943,720

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,110,861	(1,267,828)	49,596,327

Cash and cash equivalents at beginning of period	40,485,466	16,455,995	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,596,327	$15,188,167	$49,596,327

NONCASH TRANSACTIONS
Conversion of notes payable to preferred stock	$—	$—	$55,271
Accrued financing costs	$427,815	$—	$488,953

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are a biopharmaceutical company focused on the acquisition, development and commercialization of innovative and medically important pharmaceutical products for the treatment of cancer and other underserved therapeutic needs. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest, funding their research and development, and eventually either out-licensing or bringing the technologies to market. Currently, we are developing two therapies targeting hematological malignancies. TG-1101 (ublituximab) is a novel, glycoengineered monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes. We are also developing TGR-1202, an orally available PI3K delta inhibitor.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Liquidity and Capital Resources

We have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2014, we have an accumulated deficit of $46,951,252.

Our major sources of cash have been proceeds from the private placement and public offering of equity securities, the upfront payment from our Sublicense Agreement with Ildong Pharmaceutical Co. Ltd. (“Ildong”), and warrant exercises. We have not yet commercialized any of our drug candidates and cannot be sure if we will ever be able to do so. Even if we commercialize one or more of our drug candidates, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to obtain regulatory approval for our drug candidates, successfully complete any post-approval regulatory obligations and successfully commercialize our drug candidates alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

In March 2014, we raised approximately $16.8 million, net of underwriting discounts and offering expenses of approximately $1.3 million, in an underwritten public offering. See Note 5 for additional information.

As of March 31, 2014, we had $54,511,092 in cash, cash equivalents, investment securities, and interest receivable. We currently anticipate that our cash and cash equivalents will be sufficient to fund our anticipated operating cash requirements for at least 24 months from March 31, 2014. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Our common stock is listed on the NASDAQ Capital Market and trades under the symbol “TGTX.”

Recently Issued Accounting Standards

Other pronouncements issued by the FASB or other authoritative accounting standards group with future effective dates are either not applicable or not significant to the consolidated financial statements of the Company.

Cash and Cash Equivalents

We treat liquid investments with original maturities of less than three months when purchased as cash and cash equivalents.

Revenue Recognition

We recognize license revenue in accordance with the revenue recognition guidance of the FASB Accounting Standards Codification, or Codification. We analyzed each element of our licensing agreement to determine the appropriate revenue recognition. The terms of the license agreement may include payments to us of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. We recognize revenue from upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. We recognize milestone payments as revenue upon the achievement of specified milestones only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract.

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

Basic and Diluted Net Loss Per Share of Common Stock

Basic net income (loss) per share of Common Stock is calculated by dividing net loss applicable to the Common Stock by the weighted-average number of the Common Stock outstanding for the period. Diluted net loss per share of Common Stock is the same as basic net loss per share of Common Stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because the Company incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented. The amounts of potentially dilutive securities excluded from the calculation were 10,103,105 and 10,415,859 at March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014 and 2013, the Company incurred a net loss; therefore, all of the dilutive securities are excluded from the computation of diluted earnings per share.

Goodwill

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

NOTE 2 – CASH AND CASH EQUIVALENTS

	March 31, 2014	December 31, 2013

Money market funds	$15,587,596	$554,069
Checking and bank deposits	34,008,731	39,931,397
Total	$49,596,327	$40,485,466

NOTE 3 – INVESTMENT SECURITIES

We record our investments as either held-to-maturity or available-for-sale. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our investment securities at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2015 and February 2015) (held-to-maturity)	$3,901,783	$1,654	$—	$3,903,437

Long-term investments:
Obligations of domestic governmental agencies (maturing April 2015) (held-to-maturity)	$1,001,858	$482	$—	$1,002,340

	December 31, 2013
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Long-term investments:
Obligations of domestic governmental agencies (maturing between January 2015 and April 2015) (held-to-maturity)	$4,918,897	$—	$650	$4,918,247

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

As of March 31, 2014 and December 31, 2013, the fair values of cash and cash equivalents, and notes and interest payable approximate their carrying value.

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

In connection with the reverse merger transaction (the “Exchange Transaction”) with TG Biologics, Inc. (“TGBio”) in December 2011, the Company performed a valuation of the assets and liabilities of Manhattan immediately prior to the transaction. The cumulative liability including accrued and unpaid interest of the 5% Notes was approximately $16,876,000 immediately prior to the Exchange Transaction, and $18,614,000 at December 31, 2013 and $18,840,359 at March 31, 2014. As the 5% Notes are tied directly to net product cash flows derived from the preexisting products of Ariston, the 5% Notes and accrued interest were recorded at fair value of $3,287,700 as of the date of the Exchange Transaction. No payments have been made on the 5% Notes as of March 31, 2014.

We elected the fair value option for valuing the 5% Notes upon the Exchange Transaction with TG Bio. We elected the fair value option in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

As of December 31, 2013, as a result of expiring intellectual property rights and other factors, it was determined that net product cash flows from AST-726 were unlikely. As we have no other obligations under the 5% Notes aside from the net product cash flows and the conversion feature, the conversion feature was used to estimate the 5% Notes’ fair value as of March 31, 2014 and December 31, 2013. The assumptions, assessments and projections of future revenues are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our consolidated financial statements.

The following table provides the fair value measurements of applicable financial liabilities as of March 31, 2014 and December 31, 2013:

	Financial liabilities at fair value as of March 31, 2014
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$115,554	$115,554
Totals	$—	$—	$115,554	$115,554

	Financial liabilities at fair value as of December 31, 2013
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$64,529	$64,529
Totals	$—	$—	$64,529	$64,529

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

The following table summarizes the changes in Level 3 instruments during the three months ended March 31, 2014:

Fair value at December 31, 2013	$64,529
Interest accrued on face value of 5% Notes	226,340
Change in fair value of Level 3 liabilities	(175,315)
Fair value at March 31, 2014	$115,554

The change in the fair value of the Level 3 liabilities is reported in other (income) expense in the accompanying condensed consolidated statement of operations.

NOTE 5 - STOCKHOLDERS' EQUITY

Preferred Stock

Our amended and restated certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, $0.001 par value, with rights senior to those of our common stock, issuable in one or more series. Upon issuance, our board of directors can determine the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock.

Common Stock

Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of $0.001 par value common stock.

On March 11, 2014, we announced the pricing of an underwritten sale of 2,702,809 shares of our Common Stock at a price of $6.71 per share for gross proceeds of approximately $18.1 million. Total net proceeds from this offering were approximately $16.8 million, net of underwriting discounts and offering expenses of approximately $1.3 million. The shares were sold under a shelf registration statement on Form S-3 (File No. 333-189015) that was previously filed and declared effective by the SEC on June 17, 2013.

We currently have one shelf registration statement on Form S-3 filed and declared effective by the SEC (File No. 333-189015). Subsequent to the March 2014 offering, there remains available under this shelf registration statement up to approximately $117 million of Common Stock. We may offer the securities under our shelf registration statement from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that this shelf registration statement provides us with the flexibility to raise additional capital to finance our operations as needed.

Equity Incentive Plans

Shares available for the issuance of stock options or other stock-based awards under our stock option and incentive plans were 1,017,793 shares at March 31, 2014.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2014:

	Number of shares	Weighted- average exercise price	Weighted- average Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2013	46,591	$46.37	8.50	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(359)	4,640.63
Outstanding at March 31, 2014	46,232	$10.70	8.32	$115,000

Vested and expected to vest at March 31, 2014	9,232	$35.94	8.23	$22,500
Exercisable at March 31, 2014	9,232	$35.94	8.23	$22,500

As of March 31, 2014, the total compensation cost related to unvested time-based option awards not yet recognized was $0. This amount does not include, as of March 31, 2014, 37,000 non-employee options outstanding which are milestone-based and vest upon certain corporate milestones. Stock-based compensation will be measured and recorded if and when a milestone occurs.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted share activity for the three months ended March 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	7,034,957	$4.60
Granted	90,000	6.60
Vested	(197,500)	5.52
Forfeited	—	—
Outstanding at March 31, 2014	6,927,457	$4.60

Total expense associated with restricted stock grants was $4,231,438 during the three months ended March 31, 2014. As of March 31, 2014, there was approximately $7,492,000 of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 1.7 years. This amount does not include, as of March 31, 2014, 1,779,710 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones; and 2,412,375 shares of restricted stock outstanding issued to non-employees. Milestone-based non-cash compensation expense will be measured and recorded if and when a milestone occurs.

Warrants

The following table summarizes warrant activity for the three months ended March 31, 2014:

	Warrants	Weighted- average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2013	5,718,947	$1.34	$14,809,030
Issued	—	—
Exercised	(396,483)	2.27
Expired	(9,795)	20.92
Outstanding at March 31, 2014	5,312,669	$1.24	$30,087,064

Stock-Based Compensation

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The Company did not grant any stock options during the three months ended March 31, 2014.

The following table summarizes stock-based compensation expense information about stock options and restricted stock for the three months ended March 31, 2014 and 2013:

	Three months ended March 31, 2014	Three months ended March 31, 2013
Stock-based compensation expense associated with restricted stock	$4,231,438	$1,885,477
Stock-based compensation expense associated with option grants	—	—
	$4,231,438	$1,885,477

NOTE 6 – NOTES PAYABLE

The following is a summary of notes payable:

	March 31, 2014			December 31, 2013
	Current portion, net	Non- current portion, net	Total	Current portion, net	Non- current portion, net	Total
Convertible 5% Notes Payable	$-	$115,554	$115,554	$-	$64,529	$64,529
ICON Convertible Note	-	-	-	677,778	-	677,778
Total	$-	$115,554	$115,554	$677,778	$64,529	$742,307

Convertible 5% Notes Payable

On March 8, 2010, Manhattan entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among Manhattan, Ariston and Ariston Merger Corp., a Delaware corporation and wholly-owned subsidiary of Manhattan (the "Merger Sub").  Pursuant to the terms and conditions set forth in the Merger Agreement, on March 8, 2010, the Merger Sub merged with and into Ariston (the "Merger"), with Ariston being the surviving corporation of the Merger.  As a result of the Merger, Ariston became a wholly-owned subsidiary of Manhattan.

The 5% Notes and accrued and unpaid interest thereon are convertible at the option of the holder into Common Stock at the conversion price of $1,125 per share.  Ariston agreed to make quarterly payments on the 5% Notes equal to 50% of the net product cash flow received from the exploitation or commercialization of Ariston’s product candidates, AST-726 and AST-915.  We have no obligation under the 5% Notes aside from a) 50% of the net product cash flows from Ariston’s product candidates, if any, payable to noteholders; and b) the conversion feature, discussed above. Interest accrues monthly, is added to principal on an annual basis, every March 8, and is payable at maturity, which is March 8, 2015.

In connection with the Exchange Transaction in December 2011, we performed a valuation of the assets and liabilities of Manhattan immediately prior to the transaction. The cumulative liability including accrued and unpaid interest of these notes was approximately $16,876,000 immediately prior to the Exchange Transaction, and $18,840,359 at March 31, 2014 and $18,614,000 at December 31, 2013. As the 5% Notes are tied directly to net product cash flows derived from the preexisting products of Ariston, the 5% Notes and accrued interest were recorded at fair value of $3,287,700 as of the date of the Exchange Transaction (See Note 4 for further details). No payments have been made on the 5% Notes as of March 31, 2014.

ICON Convertible Note Payable

As of December 31, 2013 the principal amount of the Amended ICON Note was $677,778, of which the entire balance had been classified as current and was reflected as notes payable, current portion, in the accompanying consolidated balance sheet. Interest payable on the Amended ICON Note was $190,017 as of December 31, 2013, and was reflected as interest payable in the accompanying consolidated balance sheet. As of December 31, 2013, the ICON Note was in default as we did not make the balloon payment due on January 31, 2012, or any subsequent payments. In January 2014, we entered into a settlement and release agreement with ICON related to this note, under which we agreed to pay $772,369 in full settlement of the principal and interest due on this note, resulting in a gain of $95,427.

NOTE 7 – LICENSE AGREEMENTS

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

An upfront payment of $2,000,000, which was received in December 2012, net of $330,000 of income tax withheld, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $38,000 for each of the three months ended March 31, 2014 and 2013, and, at March 31, 2014 and December 31, 2013, have deferred revenue of approximately $1,790,000 and $1,829,000, respectively, associated with this $2,000,000 payment (approximately $152,000 of which has been classified in current liabilities at March 31, 2014).

We may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to us on net sales of TG-1101 in the sublicense territory.

NOTE 8 – RELATED PARTY TRANSACTIONS

On January 30, 2012, we entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of ublituximab (the “License Agreement”). In connection with the License Agreement LFB Group was issued 5,000,000 shares of Common Stock, and a warrant to purchase 2,500,000 shares of Common Stock at a purchase price of $0.001 per share. In addition, on November 9, 2012 we nominated Dr. Yann Echelard to our Board of Directors as LFB Group’s nominee. LFB Group maintains the right to nominate a board member until such time as LFB Group owns less than 10% of the outstanding Common Stock.

Under the terms of the License Agreement, we utilize LFB Group for certain development and manufacturing services. We incurred approximately $183,000 and $357,000 in expenses for such services during the three months ended March 31, 2014 and 2013, respectively, which have been included in other research and development expenses in the accompanying consolidated statements of operations. As of March 31, 2014 and December 31, 2013, we had approximately $137,000 and $1,745,000, respectively, recorded in accounts payable related to the License Agreement. In conjunction with the development and manufacturing services discussed above, certain agreements between us and LFB Group require payments in advance of services performed or goods delivered. Accordingly, as of March 31, 2014 and December 31, 2013, we recorded $2,187,081 and $1,629,340, respectively, in prepaid research and development for such advance payments.

In March 2014, we entered into a shared services agreement with Opus Point Partners Management, LLC (“Opus”) in which the parties agree to share a rented facility and costs for certain other services.  Michael S. Weiss, our Executive Chairman and Interim Chief Executive Officer, is a Managing Member of Opus. During the three months ended March 31, 2014, we incurred expenses of approximately $7,000 related to this agreement. In addition, as of March 31, 2014, we recorded approximately $92,000 in other current assets for certain receivables and prepaid items pertaining to Opus.

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

You should read the following discussion and analysis in conjunction with the unaudited condensed consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of innovative and medically important pharmaceutical products for the treatment of cancer and other underserved therapeutic needs. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest, funding their research and development and eventually either out-licensing or bringing the technologies to market. Currently, we are developing two therapies for hematologic malignancies: TG-1101 (ublituximab), a novel, glycoengineered monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes; and TGR-1202, an orally available PI3K delta inhibitor.

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

Generally, anti-CD20 antibodies are believed to exert their B-cell depleting effects through three primary mechanisms: antibody dependent cell-mediated cytotoxicity (“ADCC”), complement dependent cytotoxicity (“CDC”), and direct or programmed cell death (“DCD” or “PCD”). TG-1101 has been specifically glycoengineered to enhance ADCC activity, which should enhance its ability to deplete B-cells and may improve its anti-cancer effects when compared to Rituxan®, the leading anti-CD20 monoclonal antibody, which had worldwide sales in 2013 of approximately $8 billion.

Two single-agent, dose-escalation, Phase I studies were undertaken with TG-1101 to establish an optimal dose in patients with Non-Hodgkin’s Lymphoma (“NHL”) and Chronic Lymphocytic Leukemia (“CLL”). A two part first-in-human Phase I clinical trial was first completed in France in which TG-1101 was evaluated in relapsed or refractory CLL patients at doses as high as 450mg per infusion. Preliminary results from Part 2 of this study were presented at the 53rd Annual American Society of Hematology Meeting in December 2011 and again at the 2013 European Hematology Annual Meeting. Subsequently, a single-agent Phase I study was undertaken in the US enrolling patients with both NHL and CLL, dosing patients up to 1200mg per infusion. In both studies, single agent therapy with TG-1101 was deemed well tolerated by treating investigators and displayed promising clinical activity in relapsed and refractory patients. In oncology settings, anti-CD20 therapy is generally used in combination with other anti-cancer agents where it demonstrates maximum activity as opposed to single agent usage. As a result, subsequent clinical development for TG-1101 has focused on combination therapy. Currently, our priority combination trials are:

•	TG-1101 in combination with ibrutinib (trade name IMBRUVICA™), a BTK inhibitor, for patients with CLL and Mantle Cell Lymphoma (MCL); and
•	TG-1101 in combination with TGR-1202, the Company’s development stage PI3Kδ inhibitor, for patients with CLL and NHL.

Prior to commencing the above combination trials, we studied the combination of TG-1101 and lenalidomide. Additional combinations studies with novel agents may be undertaken in the future.

Manufacturing of ublituximab is currently performed by our partner, LFB Biotechnologies.

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

We completed the dose escalation portion of this study, dosing patients as high as 1200mg per infusion, with preliminary safety and efficacy data for these patients presented at the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2013 and at the European Hematology Association (“EHA”) Annual Meeting in June 2013. Cohort expansions were undertaken at the 900 and 1200 mg doses for NHL patients and at the 600 and 900 mg doses for CLL patients.

As of June 2013, 12 NHL patients had been enrolled with no dose-limiting toxicities reported up through the 1200 mg dose level. The majority of adverse events reported were Grade 1/2 infusion related reactions (IRR’s) appropriately managed by supportive care and occurring mostly with the first infusion, with all NHL patients having completed all scheduled doses.

As of May 2014, enrollment has completed for this study, with full safety and efficacy data anticipated to be presented at the 2014 ASCO Annual Meeting in Chicago, Illinois. A total of 27 NHL patients and eight CLL/SLL patients were enrolled in the study. Patients achieving stable disease (“SD”) or better continue on TG-1101 maintenance therapy.

TG-1101 in Combination with Lenalidomide for Relapsed/Refractory NHL & CLL

In December of 2012, we initiated our second US based clinical trial entitled "TG-1101-102: A Phase I/II Study of Ublituximab in Combination with Lenalidomide (Revlimid®) in Patients with B-Cell Lymphoid Malignancies who have Relapsed or are Refractory After CD20 Directed Antibody Therapy".

The trial was designed as a Phase I dose escalation study with the potential to enroll one or more expansion cohorts once the optimal dose was determined. All enrolled patients were relapsed or refractory to a prior anti-CD20 antibody containing regimen. The patients enrolled into this study were heavily pre-treated, most of which were refractory to Rituxan or a Rituxan-containing regimen. This multicenter trial was being led by Dr. Marshall Schreeder of the Clearview Cancer Institute in Huntsville, AL.

In June 2013, preliminary data was presented from this study at the 18th annual congress of the EHA in Stockholm, Sweden.

Enrollment in this study has been completed, with the highest cohort dosing patients at 900mg of TG-1101 in combination with Revlimid® starting at 10mg and titrated based on tolerability in 5mg increments per cycle to a maximum dose of 20mg for patients with NHL and 15mg for patients with CLL.

TG-1101 in Combination with TGR-1202 for Relapsed/Refractory NHL & CLL

In November 2013, we initiated a multi-center, Phase I study to evaluate the safety and efficacy of the combination of TG-1101 and TGR-1202, our novel, once per day, PI3Kδ inhibitor, for patients with relapsed and/or refractory CLL and NHL. This is the first clinical trial evaluating the combination of TG-1101 and TGR-1202. In this study, dosing of TGR-1202 was commenced at 800mg once per day (QD) with dose escalation proceeding in a 3+3 design.

The trial, entitled "A Multi-center Phase I/Ib Study Evaluating the Efficacy and Safety of TG-1101 (Ublituximab), a novel Glycoengineered Anti-CD20 Monoclonal Antibody, in Combination with TGR-1202, a Novel PI3k Delta Inhibitor, in Patients with B-cell Malignancies," is enrolling CLL and NHL patients whose disease is relapsed from or refractory to prior therapies, including prior anti-CD20 monoclonal antibodies, PI3Kδ inhibitors, and/or BTK inhibitors. The MD Anderson Cancer Center is the lead center for the trial. Susan O'Brien, MD, Professor in the Department of Leukemia, is the Study Chair for the CLL patient group, and Nathan Fowler, MD, Assistant Professor and Co-Director of Clinical Research in the Department of Lymphoma, is the Study Chair for the NHL patient group.

To date, the combination of ublituximab and TGR-1202 has been well tolerated with no safety concerns noted. We anticipate presenting preliminary data from this study at the 2014 Pan Pacific Lymphoma Conference in Kohala Coast, Hawaii.

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

The trial, entitled "A Multi-center Phase 2 Study with Safety Run-in Evaluating the Efficacy and Safety of Ublituximab in Combination with Ibrutinib in Patients with Select B-Cell Malignancies," is enrolling patients with CLL and MCL who are eligible to receive ibrutinib.  We have partnered with the US Oncology Network, Columbia University and other select centers throughout the United States on the study. Jeff Sharman, MD, Medical Director for Hematology Research, US Oncology Network, is the Study Chair for the CLL patient group, while Owen A. O'Connor, MD, PhD, Professor and Director of the Center for Lymphoid Malignancies, Columbia University Medical Center is the Study Chair for the MCL patient group.

We intend to present preliminary data from this ongoing study at the 2014 Annual Meeting of the European Hematology Association (EHA).

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

TGR-1202 is being developed jointly with Rhizen Pharmaceuticals, S A, a Switzerland based drug discovery and biotechnology company. We and Rhizen are jointly developing the product on a worldwide basis, excluding India, initially focusing on indications in the area of hematologic malignancies and autoimmune disease. Rhizen holds rights to manufacture and supply the product, we have responsibility for all clinical and regulatory development for TGR-1202 globally.

In January 2013, we initiated a Phase I, open label, multi-center, first-in-human clinical trial of TGR-1202 in patients with hematologic malignancies. The study entitled TGR-1202-101, "A Phase I Dose Escalation Study Evaluating the Safety and Efficacy of TGR-1202 in Patients with Relapsed or Refractory Hematologic Malignancies," is being run in collaboration with the Sarah Cannon Research Institute in Nashville, TN. Enrollment is open to patients with relapsed or refractory NHL, CLL, Peripheral T-Cell Lymphoma, and Hodgkin’s Lymphoma.

Preliminary data from this ongoing study was presented at the 2013 American Society of Hematology (ASH) meeting in New Orleans, Louisiana. As of the data cutoff for this presentation, 22 patients had been evaluated with single agent TGR-1202 at doses ranging from 50 mg to 1200 mg QD. To date, no safety concerns have been recognized by the Study Chair and Medical Monitor for the trial and enrollment continues. In May 2014, we announced that a micronized (smaller particle size) formulation of TGR-1202 had demonstrated improved absorption in healthy human testing. A second healthy human study also demonstrated improved absorption with fed-state dosing over dosing in the fasting state, which has to date been utilized in this ongoing study. Subsequently, the dose escalation portion of this study has been reinitiated at a dose of 200 mg of the micronized form of TGR-1202 in the fed state. We intend to present updated data from this ongoing Phase I study at the 2014 ASCO Annual Meeting in Chicago, Illinois.

In addition to this single agent study, TGR-1202 is also being evaluated in combination with TG-1101 (as described previously) and with the recently approved, anti-CD20 antibody, obinutuzumab (GAZYVATM) and chlorambucil.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2014 and March 31, 2013

License Revenue. License revenue was $38,095 for the three months ended March 31, 2014, as compared to $38,095 in the 2013 period. License revenue for the three months ended March 31, 2014 and 2013 was related to the amortization of an upfront payment of $2.0 million associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants equaled $1,901,610 for the three months ended March 31, 2014, as compared to $354,703 in the 2013 period. The increase in noncash compensation expense was primarily related to milestone-based vesting of restricted stock grants to personnel during the period ended March 31, 2014.

Other Research and Development Expenses. Other research and development expenses increased by $1,293,056 to $2,508,258 for the three months ended March 31, 2014, as compared to $1,215,202 for the three months ended March 31, 2013. The increase in other research and development expenses was due primarily to an increase of approximately $520,000 for research and development expenses related to TG-1101, and an increase of approximately $773,000 for research and development expenses related to TGR-1202, primarily related to increased enrollment into our ongoing clinical trials for both drug candidates. We expect our other research and development costs to increase modestly for the remainder of 2014 as enrollment of additional patients increases on our clinical trials.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense (general and administrative) related to equity incentive grants increased by $799,054 to $2,329,828 for the three months ended March 31, 2014, as compared to $1,530,774 for the three months ended March 31, 2013. The increase in noncash compensation expense was primarily related to milestone-based vesting of restricted stock grants to personnel during the period ended March 31, 2014.

Other General and Administrative Expenses. Other general and administrative expenses increased by $252,067 to $903,524 for the three months ended March 31, 2014, as compared to $651,457 for the three months ended March 31, 2013. The increase was due primarily to franchise taxes and NASDAQ listing fees. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash has been proceeds from the private placement and public offering of equity securities and from the upfront payment from our Sublicense Agreement with Ildong. We have not yet commercialized any of our drug candidates and cannot be sure if we will ever be able to do so. Even if we commercialize one or more of our drug candidates, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to obtain regulatory approval for our drug candidates, successfully complete any post-approval regulatory obligations and successfully commercialize our drug candidates alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

On March 11, 2014, we announced the pricing of an underwritten sale of 2,702,809 shares of our Common Stock at a price of $6.71 per share for gross proceeds of approximately $18.1 million. Total net proceeds from this offering were approximately $16.8 million, net of underwriting discounts and offering expenses of approximately $1.3 million. The shares were sold under a shelf registration statement on Form S-3 (File No. 333-189015) that was previously filed and declared effective by the SEC on June 17, 2013.

As of March 31, 2014, we had $54,511,092 in cash, cash equivalents, investment securities, and interest receivable. We currently anticipate that our cash and cash equivalents as of March 31, 2014 to be sufficient to fund our anticipated operating cash requirements for at least 24 months from March 31, 2014. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Cash used in operating activities for the three months ended March 31, 2014 was $8,328,891, as compared to $2,204,748 for the three months ended March 31, 2013. The increase in cash used in operating activities was due primarily to increased expenditures associated with our clinical development programs for TG-1101 and TGR-1202.

For the three months ended March 31, 2014, net cash provided by financing activities of $17,442,917 related to net proceeds from the issuance of Common Stock as part of our underwritten public offering in March 2014, as well as proceeds from the exercise of warrants. For the three months ended March 31, 2013, net cash provided by financing activities of $936,920 related primarily to proceeds from the exercise of warrants.

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

Stock-Based Compensation. We have granted stock options and restricted stock to employees, directors and consultants, as well as warrants to other third parties. For employee and director grants, the value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model takes into account volatility in the price of our stock, the risk-free interest rate, the estimated life of the option, the closing market price of our stock and the exercise price. We base our estimates of our stock price volatility on the historical volatility of our common stock and our assessment of future volatility; however, these estimates are neither predictive nor indicative of the future performance of our stock. For purposes of the calculation, we assumed that no dividends would be paid during the life of the options and warrants. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those equity awards expected to vest. As a result, if other assumptions had been used, our recorded stock-based compensation expense could have been materially different from that reported. In addition, because some of the options and warrants issued to employees, consultants and other third-parties vest upon the achievement of certain milestones, the total expense is uncertain.

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

Accounting Related to Goodwill. As of March 31, 2014 and December 31, 2013, there was approximately $799,391 of goodwill on our consolidated balance sheets. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

We elected the fair value option for valuing the 5% Notes. We elected the fair value option in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

For the year ended December 31, 2012, the valuation method used to estimate the 5% Notes’ fair value was a discounted cash flow model, where the expected cash flows of AST-726 and AST-915 were discounted to the present using a yield that incorporated compensation for the probability of success in clinical development and marketing, among other factors. The discount rate used in this discounted cash flow model approximated 20% at December 31, 2012. As of December 31, 2013, as a result of expiring intellectual property rights and other factors, it was determined that net product cash flows from AST-726 were unlikely. As we have no other obligations under the 5% Notes aside from the net product cash flows and the conversion feature, the conversion feature was used to estimate the 5% Notes’ fair value as of December 31, 2013 and March 31, 2014. The assumptions, assessments and projections of future revenues are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of March 31, 2014, our portfolio of financial instruments consists of cash equivalents, including bank deposits, and investment securities. Due to the short-term nature of our investments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In order to submit and maintain an IND, Biologics License Application (“BLA”), or New Drug Application (“NDA”) to the FDA, it is necessary to submit all information on the clinical, non-clinical, chemistry, manufacturing, controls and quality aspects of the product candidate. We rely on our third party contractors and our licensing partners to provide a significant portion of this data. If we are unable to obtain this data, or the data is not sufficient to meet the regulatory requirements, we may experience significant delays in our development programs. Additionally, an IND must be active in each division in which we intend to conduct clinical trials. While we maintain an active IND for TG-1101 and TGR-1202 enabling the conduct of studies in the FDA’s Division of Hematology and Oncology; there can be no assurance given that we will be successful in obtaining an active IND for TG-1101 or TGR-1202 in any other division under whose supervision we may seek to develop our product candidates, or that the FDA will allow us to continue the development of our product candidates in those divisions where we maintain an active IND.

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

We plan on conducting additional Phase I, II and III clinical trials for TG-1101 and TGR-1202. Early clinical results seen with TG-1101 and TGR-1202 in a small number of patients may not be reproduced in expanded or larger clinical trials. Additionally, individually reported outcomes of patients treated in clinical trials may not be representative of the entire population of treated patients in such studies. If the results from expansion cohorts or later trials are different from those found in the earlier studies of TG-1101 and TGR-1202, we may need to terminate or revise our clinical development plan, which could extend the time for conducting our development program and could have a material adverse effect on our business.

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

We have not completed testing of any of our product candidates for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent that adverse events, if any, will be observed in patients who receive any of its product candidates. To date, clinical trials using TG-1101 and TGR-1202 have demonstrated a toxicity profile that was deemed acceptable by the investigators performing such studies. Such interpretation may not be shared by future investigators or by the FDA and in the case of TG-1101 and TGR-1202, even if deemed acceptable for oncology applications, it may not be acceptable for diseases outside the oncology setting, and likewise for any other product candidates we may develop. Additionally, the severity, duration and incidence of adverse events may increase in larger study populations. With respect to TG-1101, the toxicity when manufactured under different conditions is not known, and it is possible that additional and/or different adverse events may appear upon the human use of those formulations and those adverse events may arise with greater frequency, intensity and duration than in the current formulation. Such risk also exists for new manufacturing processes and/or formulations, if any, of TGR-1202, the clinical impact of which is not known. Further, with respect to TGR-1202, to date only a small number of patients have been dosed in the ongoing first-in-human dose-escalation Phase I study, the full adverse effect profile of TGR-1202 is not known. Limited data is available on the drug’s adverse event profile at lower doses, and as the dose escalation continues with higher doses of TGR-1202, greater frequency and/or severity of adverse events are likely to occur as a maximum tolerated dose is reached. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain marketing approval and generate revenues from its sale, which could have a material adverse impact on our business and operations.

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

As all of our product candidates are still under development, manufacturing and process improvements implemented in the production of those product candidates may affect their ultimate activity or function.

Our product candidates are in the initial stages of development and are currently manufactured in small batches for use in pre-clinical and clinical studies. Process improvements implemented to date have changed, and process improvements in the future may change the activity profile of the product candidates, which may affect the safety and efficacy of the products. No assurance can be given that the material manufactured from any of the optimized processes will perform comparably to the product candidates as manufactured to date and used in currently available pre-clinical data and or in early clinical trials reported in this or any previous filing. Additionally, future clinical trial results will be subject to the same level of uncertainty if, following such trials, additional process improvements are made.

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

If approved, we expect TG-1101 to compete directly with Roche Group’s Rituxan® (Rituximab) and Gazyva (obinutuzumab or GA-101), Spectrum Pharmaceutical’s Zevalin® (Y90-Ibritumomab Tiuxetan), and Genmab and GlaxoSmithKline’s Arzerra® (Ofatumumab) among others, each of which is currently approved for the treatment of various diseases including NHL and CLL. In addition, a number of pharmaceutical companies are developing antibodies targeting CD20, CD19, and other B-cell associated targets, chimeric antigen receptor T-cell (CAR-T) immunotherapy, and other B-cell ablative therapy which, if approved, would potentially compete with TG-1101. New developments, including the development of other pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace.

With respect to TGR-1202, although no PI3K delta inhibitors have been approved by the FDA, there are several PI3K delta targeted compounds in development, including, but not limited to, Gilead’s idelalisib (formerly known as GS-1101 or CAL-101), Infinity Pharmaceuticals IPI-145, and Amgen’s AMG-319, which if approved we would expect to compete directly with TGR-1202. In addition, there are numerous other novel therapies targeting similar pathways to TGR-1202 in development, which if approved would also compete with TGR-1202 in similar indications, such as the BTK inhibitor, ibrutinib (FDA approved for MCL and CLL and marketed by Pharmacyclics/ and Janssen), or the blc-2 inhibitor ABT-199 (under clinical development by AbbVie and Roche).

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

As of March 31, 2014, we had thirteen full and part time employees. Over time, we will need to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue research and development activities, and commercialize our product candidates. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth, and various projects requires that we:

•	manage our clinical trials effectively;
•	manage our internal development efforts effectively while carrying out our contractual obligations to licensors, contractors and other third parties;
•	continue to improve our operational, financial and management controls and reporting systems and procedures; and
•	attract and retain sufficient numbers of talented employees.

We may utilize the services of outside vendors or consultants to perform tasks including clinical trial management, statistics and analysis, regulatory affairs, formulation development, chemistry, manufacturing, controls, and other pharmaceutical development functions. Our growth strategy may also entail expanding our group of contractors or consultants to implement these tasks going forward. Because we rely on a substantial number of consultants, effectively outsourcing many key functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our product candidates or otherwise advance its business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may be unable to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

Interference proceedings provoked by third parties or brought by the U.S. Patent and Trademark Office (“PTO”) may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our collaborators or licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract its management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States. Moreover, as of March 16, 2013, the U.S. has converted from a “first to invent” to a “first to file” system. As such, should there be any innovations that we invented first, but on which we filed the patent application second, we have limited options available to reclaim invention priority.

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

As of March 31, 2014, we had net cash, cash equivalents, investment securities and interest receivable of approximately $54,511,000. We believe that our cash on hand will sustain our operations for at least 24 months from March 31, 2014. As a result, we will need additional capital to continue our operations beyond that time. We will need to seek additional sources of financing in the future, which might not be available on favorable terms, if at all, to continue our operations. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned preclinical and clinical trials or obtain approval of any of our product candidates from the FDA or any foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which would have a dilutive effect on your holdings of our capital stock.

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

We have never been profitable, and, as of March 31, 2014, we had an accumulated deficit of $46,951,252. We have generated operating losses in all periods since we were incorporated. We expect to make substantial expenditures resulting in increasing operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial efforts for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

We have not generated any revenue from our product candidates and may never become profitable.

Our ability to become profitable depends upon our ability to generate significant continuing revenues. To obtain significant continuing revenues, we must succeed, either alone or with others, in developing, obtaining regulatory approval for and manufacturing and marketing our product candidates (or utilize early access programs to generate such revenue). To date, our product candidates have not generated any revenues, and we do not know when, or if, we will generate any revenue. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•	successful completion of preclinical studies of our product candidates;
•	successful commencement and completion of clinical trials of our product candidates and any future product candidates we advance into clinical trials;
•	achievement of regulatory approval for our product candidates and any future product candidates we advance into clinical trials (unless we successfully utilize early access programs which allow for revenue generation prior to approval);
•	manufacturing commercial quantities of our products at acceptable cost levels if regulatory approvals are obtained;
•	successful sales, distribution and marketing of our future products, if any; and
•	our entry into collaborative arrangements or co-promotion agreements to market and sell our products.

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

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

3.1	Amended and Restated Certificate of Incorporation, of TG Therapeutics, Inc. dated April 26, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

3.2	Restated Bylaws of TG Therapeutics, Inc. dated May 14, 2012 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2014.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2014.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2014.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: May 14, 2014	By:	/s/ Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2014.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2014.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2014.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2014.

