Form 10-Q
period 2014-06-30
TG THERAPEUTICS, INC.
filed 2014-07-24
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐ No ☒

There were 38,120,655 shares of the registrant’s common stock, $0.001 par value, outstanding as of July 21, 2014.

TG THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,077,977	$40,485,466
Short-term investment securities	7,959,652	—
Interest receivable	74,682	27,169
Prepaid research and development	3,976,742	1,742,824
Other current assets	197,855	47,804
Total current assets	49,286,908	42,303,263
Long-term investment securities	6,110,309	4,918,897
Equipment, net	7,326	5,718
Goodwill	799,391	799,391
Other assets	98,365	85,121
Total assets	$56,302,299	$48,112,390

Liabilities and equity
Current liabilities:
Notes payable, current portion	$159,214	$677,778
Accounts payable and accrued expenses	1,899,389	4,764,502
Accrued compensation	395,500	532,500
Current portion of deferred revenue	152,381	152,381
Interest payable	—	190,017
Total current liabilities	2,606,484	6,317,178
Deferred revenue, net of current portion	1,600,000	1,676,191
Notes payable, less current portion, at fair value	—	64,529
Total liabilities	4,206,484	8,057,898
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value per share (10,000,000 shares authorized, 0 issued and outstanding as of June 30, 2014 and December 31, 2013)	—	—
Common stock, $0.001 par value per share (150,000,000 and 500,000,000 shares authorized, 38,161,964 and 34,336,235 shares issued, 38,120,655 and 34,294,926 shares outstanding at June 30, 2014 and December 31, 2013, respectively)	38,162	34,336
Contingently issuable shares	6	6
Additional paid-in capital	111,229,666	79,658,490
Treasury stock, at cost, 41,309 shares at June 30, 2014 and December 31, 2013	(234,337)	(234,337)
Accumulated deficit	(58,937,682)	(39,404,003)
Total equity	52,095,815	40,054,492
Total liabilities and equity	$56,302,299	$48,112,390

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

License revenue	$38,095	$38,095	$76,190	$76,190

Costs and expenses:
Research and development:
Noncash stock expense associated with in-licensing agreement	1,211,250	—	1,211,250	—
Noncash compensation	3,300,111	366,168	5,201,721	720,871
Other research and development	2,336,771	4,661,455	4,845,029	5,876,657
Total research and development	6,848,132	5,027,623	11,258,000	6,597,528

General and administrative:
Noncash compensation	4,438,735	1,007,600	6,768,563	2,538,374
Other general and administrative	706,725	631,637	1,610,249	1,283,094
Total general and administrative	5,145,460	1,639,237	8,378,812	3,821,468

Total costs and expenses	11,993,592	6,666,860	19,636,812	10,418,996

Operating loss	(11,955,497)	(6,628,765)	(19,560,622)	(10,342,806)

Other (income) expense:
Interest income	(12,727)	(1,177)	(26,201)	(2,679)
Other income	—	—	(95,427)	—
Interest expense	234,787	240,014	461,127	471,486
Change in fair value of notes payable	(191,127)	(283,050)	(366,442)	(553,450)
Total other (income) expense	30,933	(44,213)	_(26,943)	(84,643)

Consolidated net loss	$(11,986,430)	$(6,584,552)	$(19,533,679)	$(10,258,163)

Basic and diluted net loss per common share	$(0.36)	$(0.29)	$(0.62)	$(0.46)

Weighted average shares used in computing basic and diluted net loss per common share	32,985,130	22,483,394	31,546,060	22,213,335

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statement of Equity
for the six months ended June 30, 2014 (Unaudited)

	Preferred stock		Common stock		Contingently issuable	Additional paid-in	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	shares	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2014	—	$—	34,336,235	$34,336	$6	$79,658,490	41,309	$(234,337)	$(39,404,003)	$40,054,492
Issuance of common stock in connection with exercise of warrants			700,230	700		1,601,360				1,602,060
Issuance of restricted stock			297,690	298		(298)				—
Issuance of common stock in public offering (net of offering costs of $1,344,440)			2,702,809	2,703		16,788,705				16,791,408
Compensation in respect of restricted stock granted to employees, directors and consultants						11,970,284				11,970,284
Common stock issued in connection with in-licensing agreement			125,000	125		1,211,125				1,211,250
Net loss									(19,533,679)	(19,533,679)
Balance at June 30, 2014	—	$—	38,161,964	$38,162	$6	$111,229,666	41,309	$(234,337)	$(58,937,682)	$52,095,815

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:

Consolidated net loss	$(19,533,679)	$(10,258,163)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Gain on settlement of notes payable	(95,427)	—
Noncash stock compensation expense	11,970,284	3,259,245
Noncash stock expense associated with in-licensing agreement	1,211,250	—
Depreciation	1,558	309
Amortization of premium on investment securities	66,943	—
Change in fair value of notes payable	94,685	(114,282)
Changes in assets and liabilities:
(Increase) decrease in other current assets	(2,383,969)	1,267,843
Increase in accrued interest receivable	(47,513)	—
Increase in other assets	(13,244)	(90,058)
(Decrease) increase in accounts payable and accrued expenses	(3,002,113)	1,217,871
(Decrease) increase in interest payable	(94,590)	32,318
Decrease in deferred revenue	(76,191)	(76,190)
Net cash used in operating activities	(11,902,006)	(4,761,107)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment	(3,165)	(1,672)
Investment in held-to-maturity long-term securities	(6,127,539)	—
Investment in held-to-maturity short-term securities	(3,090,469)	—
Net cash used in investing activities	(9,221,173)	(1,672)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the exercise of warrants	1,602,060	1,723,736
Payment of notes payable	(677,778)	—
Proceeds from sale of common stock, net	16,791,408	—
Net cash provided by financing activities	17,715,690	1,723,736

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,407,489)	(3,039,043)

Cash and cash equivalents at beginning of period	40,485,466	16,455,995

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,077,977	$13,416,952

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for cancer and autoimmune diseases. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest, funding their research and development, and eventually either out-licensing or bringing the technologies to market. Currently, we are developing two therapies targeting hematological malignancies:

•	TG-1101 (ublituximab) a novel, glycoengineered monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes; and
•	TGR-1202, an orally available PI3K delta inhibitor.

We are also developing a portfolio of inhibitors of IRAK-4 (interleukin-1 receptor-associated kinase 4), which is currently in pre-clinical development.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Liquidity and Capital Resources

We have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of June 30, 2014, we have an accumulated deficit of $58,937,682.

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

As of June 30, 2014, we had $51,222,620 in cash, cash equivalents, investment securities, and interest receivable. We currently anticipate that our cash and cash equivalents and investments will be sufficient to fund our anticipated operating cash requirements for approximately 24 months from June 30, 2014. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Our Common Stock is quoted on the Nasdaq Capital Market and trades under the symbol “TGTX.”

Recently Issued Accounting Standards

In May 2014, the FASB issued an update to ASC 606, Revenue from Contracts with Customers. This update to ASC 606 provides a five-step process to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received in exchange for those goods or services. This update to ASC 606 will also result in enhanced disclosures about revenue, providing guidance for transactions that were not previously addressed comprehensively, and improving guidance for multiple-element arrangements. This update to ASC 606 is effective for the Company beginning in fiscal 2017. The Company is currently evaluating the impact of this update on its consolidated financial statements.

On June 10, 2014, FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities: Elimination of Certain Financial Reporting Requirements. The update removes the definition of a development stage entity from FASB ASC 915 and eliminates the requirement for development stage entities to present inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The Company early adopted this standard for the period covered by the report herein.

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

Basic and Diluted Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per share of Common Stock is calculated by dividing net income (loss) applicable to the Common Stock by the weighted-average number of the Common Stock outstanding for the period. Diluted net loss per share of Common Stock is the same as basic net income (loss) per share of Common Stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because the Company incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented. The amounts of potentially dilutive securities excluded from the calculation were 9,702,633 and 10,114,847 at June 30, 2014 and 2013, respectively. During the three and six months ended June 30, 2014 and 2013, the Company incurred a net loss; therefore, all of the dilutive securities are excluded from the computation of diluted earnings per share.

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

NOTE 2 – CASH AND CASH EQUIVALENTS

	June 30, 2014	December 31, 2013

Money market funds	$6,361,558	$554,069
Checking and bank deposits	30,716,419	39,931,397
Total	$37,077,977	$40,485,466

NOTE 3 – INVESTMENT SECURITIES

We record our investments as either held-to-maturity or available-for-sale. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our investment securities at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2015 and June 2015) (held-to-maturity)	$7,959,652	$3,533	$156	$7,963,029

Long-term investments:
Obligations of domestic governmental agencies (maturing between July 2015 and September 2015) (held-to-maturity)	$6,110,309	$368	$1,017	$6,109,660

	December 31, 2013
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Long-term investments:
Obligations of domestic governmental agencies (maturing between January 2015 and April 2015) (held-to-maturity)	$4,918,897	$—	$650	$4,918,247

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

As of June 30, 2014 and December 31, 2013, the fair values of cash and cash equivalents, and notes and interest payable approximate their carrying value.

Upon the merger between the Company (then known as Manhattan Pharmaceuticals, Inc., “Manhattan”) and Ariston Pharmaceuticals, Inc. (“Ariston”) in March 2010, Ariston issued $15,452,793 of five-year 5% notes payable (the “5% Notes”) in satisfaction of several note payable issuances.  The 5% Notes and accrued and unpaid interest thereon are convertible at the option of the holder into Common Stock at the conversion price of $1,125 per share.  Ariston agreed to make quarterly payments on the 5% Notes equal to 50% of the net product cash flow received from the exploitation or commercialization of Ariston’s product candidates, AST-726 and AST-915.  The Company has no obligations under the 5% Notes aside from a) 50% of the net product cash flows from Ariston’s product candidates, if any, payable to noteholders; and b) the conversion feature, discussed above.

In connection with the reverse merger transaction (the “Exchange Transaction”) with TG Biologics, Inc. (“TGBio”) in December 2011, the Company performed a valuation of the assets and liabilities of Manhattan immediately prior to the transaction. The cumulative liability including accrued and unpaid interest of the 5% Notes was approximately $16,876,000 immediately prior to the Exchange Transaction, and $18,614,000 at December 31, 2013 and $19,075,000 at June 30, 2014. As the 5% Notes are tied directly to net product cash flows derived from the preexisting products of Ariston, the 5% Notes and accrued interest were recorded at fair value of $3,287,700 as of the date of the Exchange Transaction. No payments have been made on the 5% Notes as of June 30, 2014.

We elected the fair value option for valuing the 5% Notes upon the Exchange Transaction with TG Bio. We elected the fair value option in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

As of December 31, 2013, as a result of expiring intellectual property rights and other factors, it was determined that net product cash flows from AST-726 were unlikely. As we have no other obligations under the 5% Notes aside from the net product cash flows and the conversion feature, the conversion feature was used to estimate the 5% Notes’ fair value as of June 30, 2014 and December 31, 2013. The assumptions, assessments and projections of future revenues are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our consolidated financial statements.

The following table provides the fair value measurements of applicable financial liabilities as of June 30, 2014 and December 31, 2013:

	Financial liabilities at fair value as of June 30, 2014
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$159,214	$159,214
Totals	$—	$—	$159,214	$159,214

	Financial liabilities at fair value as of December 31, 2013
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$64,529	$64,529
Totals	$—	$—	$64,529	$64,529

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

The following table summarizes the changes in Level 3 instruments during the six months ended June 30, 2014:

Fair value at December 31, 2013	$64,529
Interest accrued on face value of 5% Notes	461,127
Change in fair value of Level 3 liabilities	(366,442)
Fair value at June 30, 2014	$159,214

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

Common Stock

Our amended and restated certificate of incorporation authorizes the issuance of up to 150,000,000 shares of $0.001 par value common stock. At the annual shareholder meeting on June 6, 2014, an amendment to the Company's Certificate of Incorporation to decrease its authorized share capital by 350,000,000 shares from 500,000,000 to 150,000,000 was approved.

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

Equity Incentive Plans

Shares available for the issuance of stock options or other stock-based awards under our stock option and incentive plans were 810,103 shares at June 30, 2014.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2014:

	Number of shares	Weighted- average exercise price	Weighted- average Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2013	46,591	$46.37	8.50	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(359)	4,640.63
Outstanding at June 30, 2014	46,232	$10.70	8.07	$229,540

Vested and expected to vest at June 30, 2014	37,232	$12.22	8.07	$184,630
Exercisable at June 30, 2014	37,232	$12.22	8.07	$184,630

As of June 30, 2014, the total compensation cost related to unvested time-based option awards not yet recognized was $0. This amount does not include, as of June 30, 2014, 9,000 non-employee options outstanding which are milestone-based and vest upon certain corporate milestones. Stock-based compensation will be measured and recorded if and when a milestone occurs.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock under the 2012 Incentive Plan. The restricted stock vesting consists of milestone and time-based vesting provisions. The following table summarizes restricted share activity for the six months ended June 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	7,034,957	$4.60
Granted	297,690	8.14
Vested	(502,124)	6.88
Forfeited	—	—
Outstanding at June 30, 2014	6,830,523	$4.65

Total expense associated with restricted stock grants was $11,717,774 during the six months ended June 30, 2014. As of June 30, 2014, there was approximately $6,749,000 of total unrecognized compensation cost related to unvested time based restricted stock, which is expected to be recognized over a weighted-average period of 1.5 years. The unrecognized compensation cost does not include, as of June 30, 2014, 1,663,460 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones; and 2,417,250 shares of restricted stock outstanding issued to non-employees. Milestone based noncash compensation expense will be measured and recorded if and when a milestone occurs.

Warrants

The following table summarizes warrant activity for the six months ended June 30, 2014:

	Warrants	Weighted- average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2013	5,718,947	$1.34	$14,809,030
Issued	—	—
Exercised	(700,230)	2.29
Expired	(9,795)	20.92
Outstanding at June 30, 2014	5,008,922	$1.17	$41,163,640

Stock-Based Compensation

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The Company did not grant any stock options during the six months ended June 30, 2014.

The following table summarizes stock-based compensation expense information about stock options and restricted stock for the three and six months ended June 30, 2014:

	Three months ended June 30, 2014	Six months ended June 30, 2014
Stock-based compensation expense associated with restricted stock	$7,486,336	$11,717,774
Stock-based compensation expense associated with option grants	252,510	252,510
	$7,738,846	$11,970,284

NOTE 6 – NOTES PAYABLE

The following is a summary of notes payable:

	June 30, 2014			December 31, 2013
	Current portion, net	Non- current portion, net	Total	Current portion, net	Non- current portion, net	Total
Convertible 5% Notes Payable	$159,214	$-	$159,214	$-	$64,529	$64,529
ICON Convertible Note	-	-	-	677,778	-	677,778
Total	$159,214	$-	$159,214	$677,778	$64,529	$742,307

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

In connection with the Exchange Transaction in December 2011, we performed a valuation of the assets and liabilities of Manhattan immediately prior to the transaction. The cumulative liability including accrued and unpaid interest of these notes was approximately $16,876,000 immediately prior to the Exchange Transaction, and $19,075,000 at June 30, 2014 and $18,614,000 at December 31, 2013. As the 5% Notes are tied directly to net product cash flows derived from the preexisting products of Ariston, the 5% Notes and accrued interest were recorded at fair value of $3,287,700 as of the date of the Exchange Transaction (See Note 4 for further details). No payments have been made on the 5% Notes as of June 30, 2014.

ICON Convertible Note Payable

As of December 31, 2013 the principal amount of the Amended ICON Note was $677,778, of which the entire balance had been classified as current and was reflected as notes payable, current portion, in the accompanying consolidated balance sheets. Interest payable on the Amended ICON Note was $190,017 as of December 31, 2013, and was reflected as interest payable in the accompanying consolidated balance sheets. In January 2014, we entered into a settlement and release agreement with ICON related to this note, under which we agreed to pay $772,369 in full settlement of the principal and interest due on this note, resulting in a gain of $95,427.

NOTE 7 – LICENSE AGREEMENTS

IRAK-4

On June 23, 2014, we entered into an exclusive licensing agreement with Ligand Pharmaceuticals Incorporated ("Ligand") for the development and commercialization of Ligand's interleukin-1 receptor associated kinase-4 ("IRAK-4") inhibitor technology, which currently is in preclinical development for potential use against certain cancers and autoimmune diseases. IRAK-4 is a serine/threonine protein kinase that is a key downstream signaling component of the interleukin-1 receptor and multiple toll-like receptors.

Under the terms of the license agreement, Ligand received 125,000 shares of our Common Stock as an upfront license fee. Ligand will also be eligible to receive maximum potential milestone payments of approximately $207 million upon the achievement of specific clinical, regulatory and commercial milestone events. Additionally, Ligand will be entitled to royalties on our future net sales of licensed products containing IRAK-4 inhibitors. The basic royalty rate for licensed products covered by Ligand's issued patents will be 6% for annual sales of up to $1 billion and 9.5% for annual sales in excess of that threshold.

In connection with the license agreement, we recognized $1,211,250 of noncash research and development expense during the three months ended June 30, 2014 in connection with the issuance of the above mentioned Common Stock.

Additionally, Opus Point Partners, LLC, who identified the opportunity and advised the Company on the transaction, will also be entitled to receive a 1% royalty for annual sales of up to $1 billion. Michael S. Weiss, our Executive Chairman and Interim Chief Executive Officer, is a Managing Member of Opus Point Partners, LLC.

TG-1101

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

An upfront payment of $2,000,000, which was received in December 2012, net of $330,000 of income tax withheld, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $76,000 for each of the six months ended June 30, 2014 and 2013, and, at June 30, 2014 and December 31, 2013, have deferred revenue of approximately $1,752,381 and $1,829,000, respectively, associated with this $2,000,000 payment (approximately $152,000 of which has been classified in current liabilities at June 30, 2014).

We may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to us on net sales of TG-1101 in the sublicense territory.

NOTE 8 – RELATED PARTY TRANSACTIONS

On January 30, 2012, we entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of ublituximab (the “License Agreement”). In connection with the License Agreement LFB Group was issued 5,000,000 shares of Common Stock, and a warrant to purchase 2,500,000 shares of Common Stock at a purchase price of $0.001 per share. In addition, on November 9, 2012, we nominated Dr. Yann Echelard to our Board of Directors as LFB Group’s nominee. LFB Group maintains the right to nominate a board member until such time as LFB Group owns less than 10% of the outstanding Common Stock.

Under the terms of the License Agreement, we utilize LFB Group for certain development and manufacturing services. We incurred approximately $183,000 and $4,035,000 in expenses for such services during the six months ended June 30, 2014 and 2013, respectively, which have been included in other research and development expenses in the accompanying consolidated statements of operations. As of June 30, 2014 and December 31, 2013, we had approximately $760,000 and $1,745,000, respectively, recorded in accounts payable related to the License Agreement. In conjunction with the development and manufacturing services discussed above, certain agreements between us and LFB Group require payments in advance of services performed or goods delivered. Accordingly, as of June 30, 2014 and December 31, 2013, we recorded $2,810,175 and $1,629,340, respectively, in prepaid research and development for such advance payments.

In March 2014, we entered into a shared services agreement with Opus Point Partners Management, LLC (“Opus”) in which the parties agree to share a rented facility and costs for certain other services.  Michael S. Weiss, our Executive Chairman and Interim Chief Executive Officer, is a Managing Member of Opus. During the six months ended June 30, 2014, we incurred expenses of approximately $40,000, principally for rent, related to this agreement.

As discussed in Note 7 above, in connection with the licensing agreement with Ligand Pharmaceuticals, Opus Point Partners, LLC, who identified the opportunity and advised the Company on the transaction, will be entitled to receive a 1% royalty for annual sales of up to $1 billion. Michael S. Weiss, our Executive Chairman and Interim Chief Executive Officer, is a Managing Member of Opus Point Partners, LLC.

NOTE 9 – SUBSEQUENT EVENTS

Stockholder Rights Plan

On July 18, 2014, we adopted a stockholder rights plan. The stockholder rights plan is embodied in the Stockholder Protection Rights Agreement dated as of July 18, 2014 (the “Rights Agreement”), between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (the “Rights Agent”).

Accordingly, the Board of Directors declared a distribution of one right (a “Right”) for each outstanding share of the Common Stock, to stockholders of record at the close of business on July 28, 2014, for each share of Common Stock issued (including shares distributed from treasury) by the Company thereafter and prior to the Separation Time (as defined in the Rights Agreement), and for certain shares of Common Stock issued after the Separation Time. Following the Separation Time, each Right entitles the registered holder to purchase from the Company one one-thousandth (1/1,000) of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the "Preferred Stock"), at a purchase price of $100.00 (the "Exercise Price"), subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement. Each one one-thousandth of a share of Preferred Stock has substantially the same rights as one share of Common Stock. Subject to the terms and conditions of the Rights Agreement, Rights become exercisable ten days after the public announcement that a “Person” has become an “Acquiring Person” (as each such term is defined in the Rights Agreement). Any Rights held by an Acquiring Person are void and may not be exercised.

If a Person becomes an Acquiring Person, all holders of Rights, except the Acquiring Person, may purchase at the Right’s then-current exercise price, the Company’s common stock having a market value equal to twice the exercise price. Moreover, at any time after a Person becomes an Acquiring Person (unless such Person acquires 50 percent or more of the common stock of the Company then outstanding, as more fully described in the Rights Agreement), the Board of Directors may exchange all (but not less than all) of the then outstanding Rights (other than rights owned by such Person, which would have become void) for shares of Common Stock at an exchange ratio of one share of Common Stock per Right, appropriately adjusted in order to protect the interests of holders of Rights.

The Rights Agreement was approved by our Board of Directors on July 18, 2014. The Rights will expire at the close of business on the ten year anniversary of the Date of Adoption, unless earlier exchanged or terminated by the Company.

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

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for cancer and autoimmune diseases. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest, funding their research and development and eventually either out-licensing or bringing the technologies to market. Currently, we are developing two therapies for hematologic malignancies: TG-1101 (ublituximab), a novel, glycoengineered monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes; and TGR-1202, an orally available PI3K delta inhibitor. We are also developing a portfolio of inhibitors of IRAK4 (interleukin-1 receptor-associated kinase 4, which is currently in pre-clinical development.

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

Two single-agent, dose-escalation, Phase I studies were undertaken with TG-1101 to establish an optimal dose in patients with Non-Hodgkin’s Lymphoma (“NHL”) and Chronic Lymphocytic Leukemia (“CLL”). A two part first-in-human Phase I clinical trial was first completed in France in which TG-1101 was evaluated in relapsed or refractory CLL patients at doses as high as 450mg per infusion. Preliminary results from Part 2 of this study were presented at the 53rd Annual American Society of Hematology Meeting in December 2011 and again at the 2013 European Hematology Annual Meeting. Subsequently, a single-agent Phase I study was undertaken in the US enrolling patients with both NHL and CLL, dosing patients up to 1200mg per infusion. In both studies, single agent therapy with TG-1101 was deemed well tolerated by treating investigators and displayed promising clinical activity in relapsed and refractory patients. In oncology settings, anti-CD20 therapy is generally used in combination with other anti-cancer agents where it demonstrates maximum activity as opposed to single agent usage. As a result, subsequent clinical development for TG-1101 has focused on combination therapy. Currently, our priority combination trials for TG-1101 are:

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

Four Phase I/II trials with TG-1101 are currently ongoing, as follows:

Single Agent TG-1101 in Relapsed/Refractory NHL & CLL

Our first US based trial, entitled "An Open Label Phase I/II Trial of the Efficacy and Safety of TG-1101 in Patients with B-cell Non-Hodgkin Lymphoma who have Relapsed or are Refractory After CD20 Directed Antibody Therapy," was launched in the 3rd quarter of 2012. As of July 2014, this trial has completed enrollment of 35 patients, including 12 patients in the dose escalation component and 23 patients in various expansion cohorts. All enrolled patients were relapsed or refractory to Rituxan® or a Rituxan® containing regimen, and in most cases multiple other lines of therapy. Dr. Owen O'Connor, Professor of Medicine and Director, Center for Lymphoid Malignancies at New York Presbyterian Columbia Medical Center is the Principal Investigator for the multi-center study.

Data from this study was presented at the 50th American Society of Clinical Oncology (ASCO) Annual Meeting in Chicago, IL, and is summarized below:

Safety and Tolerability

TG-1101 was well tolerated at all dose levels tested in the 35 patients evaluable for safety, with Day 1 infusion related reactions (IRR) being the most frequently reported adverse event. All IRR's were Grade 1 or 2 in severity, were manageable, and occurred more frequently in patients with CLL. Infusion times for the fourth and later infusions of TG-1101 averaged approximately 90 minutes.

Clinical Activity

The combined overall response rate (ORR) for the Phase 1 dose escalation component and expansion cohorts was 43% (30% PR, 13% CR) among the 30 rituximab relapsed/refractory patients evaluable for efficacy. TG-1101 displayed marked clinical activity as a single agent in a variety of lymphoma subtypes, reporting a 67% (4/6) response rate in patients with CLL and 44% (8/18) response rate in iNHL (22% CR, 22% PR). Responses were durable, with a median duration of progression free survival (PFS) among patients who achieved SD or better not yet reached, and a median PFS for all patients on study of 34 weeks (n=30).

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

Enrollment in this study has been completed, with updated data from this study presented in June 2014 at the 19th Annual Congress of the European Hematology association (EHA) in Milan, Italy. The majority of adverse events observed in this study were grade 1/2 in severity and managed by dose reductions and delays, and a titrating regimen for lenalidomide. Responses were observed in this heavily refractory patient population (70% rituximab refractory and 30% were refractory to either a BTK inhibitor or PI3K inhibitor) with a > 90% median reduction in ALC was observed in patients with CLL following 1 Cycle of therapy.

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

Preliminary data from this study was presented at the at the 2014 Pan Pacific Lymphoma Conference in Kohala Coast, Hawaii. and is summarized below:

Safety and Tolerability

TG-1101 in combination with TGR-1202 appeared to be well tolerated in the 21 patients evaluable for safety, with day 1 infusion related reactions (IRR) being the most frequently reported adverse event. All IRR events were manageable without dose reductions, and all but one event was Grade 1 or 2 in severity. Other observed adverse events included neutropenia, nausea, and diarrhea, with neutropenia being the only Grade 3/4 adverse event reported in > 10% of patients (24%). One CLL patient required a dose delay for neutropenia in Cycle 1, which met the criteria for a dose-limiting toxicity (DLT) necessitating additional patients to be enrolled into the CLL Cohort 1. No additional DLT’s have been observed with full enrollment completed in the first two dose cohorts.

Clinical Activity

Of the 21 patients evaluable for safety, 15 (5 CLL, 5 DLBCL, 4 FL and 1 Richter’s) were also evaluable for efficacy, with the remaining patients too early for assessment. A breakdown of the clinical activity is as follows:

•	Of the 5 CLL/SLL patients evaluable, 4 achieved a PR per the IWCLL (Hallek, et. al.) or Cheson criteria (SLL) at first efficacy assessment. The remaining patient, a CLL patient with both 17p and 11q del, achieved SD with a 44% nodal reduction at first assessment and >50% reduction in ALC and remains on study. In addition, all 5 patients (100%) achieved a > 50% reduction in ALC by the first efficacy assessment.
•	Of the 13 NHL or Richter’s patients enrolled to date, 10 were evaluable for efficacy (5 DLBCL, 4 FL and 1 Richter’s). The disease control rate (Stable Disease or better) at first efficacy assessment was 90% (9 of 10), in this population of high risk relapsed/refractory patients. In DLBCL, 2 of 5 patients had a partial response, including one GCB-subtype that was refractory to prior therapy.

Patients in the NHL/Richter’s group were heavily pre-treated, with 50% refractory to their prior treatment regimen. In the DLBCL group, patients had a median of 3 prior lines and 3 of the 5 patients had the GCB subtype, with one patient classified as “triple-hit” lymphoma (overexpression of BCL2, BCL6 and MYC rearrangements). In the Follicular Lymphoma group, patients had a median of 6 prior lines of therapy and for the entire study population patients had a median of 2 prior lines of Rituxan-based therapy with a high of 7 prior lines of Rituxan-based therapy.

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

Preliminary data from this study was presented at the 19th Annual Congress of the European Hematology association (EHA) in Milan, Italy and is summarized below:

Safety and Tolerability

TG-1101 in combination with ibrutinib was well tolerated in the 28 patients evaluable for safety, with Day 1 infusion related reactions (IRR) being the most frequently reported adverse event for TG-1101. All but one IRR were Grade 1 or 2 in severity and were manageable without dose reductions. Ibrutinib related adverse events included diarrhea and rash with one patient discontinuing treatment due to ibrutinib related diarrhea (only patient to discontinue from the study at the time of data presentation).

Clinical Activity

The overall response rate (ORR) for the first 10 evaluable patients was 100%. The breakdown of responses is as follows:

•	CLL patients (including 4 with high risk cytogenetics such as 17p del and 11q del): 100% (7/7) achieved a partial response (PR); and
•	MCL patients: 100% (3/3) achieved a response (1 CR and 2 PRs).

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

Initial clinical development of TGR-1202 was focused on establishing preliminary safety and efficacy in a wide variety of hematologic malignancies. Upon identification of safe and active doses of TGR-1202, a combination clinical trial program was opened, exploring TGR-1202 in combination with a variety of agents. Our current combination clinical trials for TGR-1202 are:

•	TGR-1202 in combination with TG-1101 (ublituximab) in patients with relapsed or refractory NHL and CLL;
•	TGR-1202 in combination with the anti-CD20 antibody, obinutuzumab (GAZYVATM) and chlorambucil in patients with previously untreated CLL; and
•	TGR-1202 in combination with the anti-CD30 antibody drug conjugate, brentuximab vedotin (Adcetris®), in patients with relapsed or refractory Hodgkin’s lymphoma.

Single Agent TGR-1202 in Patients with Relapsed/Refractory Hematologic Malignancies

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

Interim data from this ongoing study was presented at the 50th American Society of Clinical Oncology (ASCO) Annual Meeting in Chicago, IL in May 2014 with updated data presented again at the 19th Annaul Congress of the European Hematology Association (EHA). As of the data cutoff for this presentation, 40 patients had been evaluated with single agent TGR-1202 at doses ranging from 50 mg to 1800 mg QD, including expansion cohorts evaluating fed state dosing of TGR-1202 opened at doses of 800 mg and 1200 mg QD. A summary of the data presented is below:

Safety and Tolerability

TGR-1202 appears to be well-tolerated with no dose-related trends in adverse events observed and no MTD reached to date. Grade 3 events were limited. Notably, of the 40 patients evaluable for safety, no drug related transaminase elevations or events of colitis have been observed, with several patients on daily TGR-1202 for over 1 year.

Clinical Activity

Clinical activity was observed in patients with CLL treated at doses ≥ 800 mg with all (9/9) patients exhibiting significant nodal reductions. Eight of nine evaluable patients (89%) exhibited a nodal response (> 50% reduction in nodal size) of which four of these patients achieved a partial response per the IWCLL 2008 criteria. The remaining patient had stable disease and exhibited a > 40% reduction in nodal size at first efficacy assessment and remained on study awaiting upcoming efficacy assessments.

Among all disease types, 26 patients had been treated at doses ≥ 800 mg and were evaluable for efficacy (including patients who started at lower doses and were escalated), with 20/26 (77%) achieving a reduction in nodal size with TGR-1202. In addition to CLL, responses were observed in patients with follicular lymphoma and Hodgkin's lymphoma.

In May 2014, we announced that a micronized (smaller particle size) formulation of TGR-1202 had demonstrated improved absorption in healthy human testing. A second healthy human study also demonstrated improved absorption with fed-state dosing over dosing in the fasting state, which has to date been utilized in this ongoing study. Subsequently, the dose escalation portion of this study has been reinitiated at a dose of 200 mg of the micronized form of TGR-1202 in the fed state. Enrollment into the dose escalation portion of the study is ongoing, dosing patients at 400 mg of the micronized form of TGR-1202 as of July 2014.

TGR-1202 Combination Trials

TGR-1202 is being evaluated in combination with the anti-CD20 antibody, obinutuzumab and chlorambucil in patients with previously untreated CLL, and in combination with the anti-CD30 antibody drug conjugate, brentuximab vedotin, in patients with relapsed or refractory Hodgkin’s lymphoma. It is anticipated that preliminary results from these studies will be presented at future medical conferences.

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

Our results of operations include non-cash compensation expenses as a result of the grants of stock options and restricted stock. Compensation expense for awards of options and restricted stock granted to employees and directors represents the fair value of the award recorded over the respective vesting periods of the individual awards. The expense is included in the respective categories of expense in the consolidated statements of operations. We expect to continue to incur significant non-cash compensation expenses.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2014 and June 30, 2013

License Revenue. License revenue was $38,095 for the three months ended June 30, 2014 and 2013. License revenue for the three months ended June 30, 2014 and 2013 was related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Stock Expense Associated with In-Licensing Agreement (Research and Development). Noncash stock expense associated with in-licensing agreement (research and development) amounted to $1,211,250 for the three months ended June 30, 2014, as compared to $0 during the comparable period in 2013. The expense during the three months ended June 30, 2014 was recorded in conjunction with the stock issued to Ligand Pharmaceuticals as an upfront payment for the license to the IRAK-4 inhibitors program.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $3,300,111 for the three months ended June 30, 2014, as compared to $366,168 during the comparable period in 2013. The increase in noncash compensation expense was primarily related to milestone-based vesting of restricted stock grants to non-executive personnel during the period ended June 30, 2014.

Other Research and Development Expenses. Other research and development expenses decreased by $2,324,684 to $2,336,771 for the three months ended June 30, 2014, as compared to $4,661,455 for the three months ended June 30, 2013. The decrease in other research and development expenses was due primarily to a decrease of approximately $3,042,000 for research and development expenses related to TG-1101, offset by an increase of approximately $717,000 for research and development expenses related to TGR-1202. The decrease in other research and development expenses related to TG-1101 was related to the timing of manufacturing costs. We expect our other research and development costs to increase modestly for the remainder of 2014 as enrollment of additional patients increases in our clinical trials.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants increased by $3,431,135 to $4,438,735 for the three months ended June 30, 2014, as compared to $1,007,600 for the three months ended June 30, 2013. The increase in noncash compensation expense was primarily related to milestone-based vesting of restricted stock grants to personnel during the period ended June 30, 2014.

Other General and Administrative Expenses. Other general and administrative expenses increased by $75,088 to $706,725 for the three months ended June 30, 2014, as compared to $631,637 for the three months ended June 30, 2013. The increase was due primarily to Nasdaq listing fees and legal fees. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2014.

Other (Income) Expense. Other income decreased by $75,146 to $30,933 of expenses for the three months ended June 30, 2014, as compared to $(44,213) of income for the three months ended June 30, 2013. The decrease is mainly due to the decrease in the change in the fair value of notes payable, partially offset by interest income.

Six months ended June 30, 2014 and June 30, 2013

License Revenue. License revenue was $76,190 for the six months ended June 30, 2014 and 2013. License revenue for the six months ended June 30, 2014 and 2013 was related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Stock Expense Associated with In-Licensing Agreement (Research and Development). Noncash stock expense associated with in-licensing agreement (research and development) amounted to $1,211,250 for the six months ended June 30, 2014, as compared to $0 during the comparable period in 2013. The expense during the six months ended June 30, 2014 was recorded in conjunction with the stock issued to Ligand Pharmaceuticals as an upfront payment for the license to the IRAK-4 inhibitors program.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $5,201,721 for the six months ended June 30, 2014, as compared to $720,871 during the comparable period in 2013. The increase in noncash compensation expense was primarily related to milestone-based vesting of restricted stock grants to non-executive personnel during the period ended June 30, 2014.

Other Research and Development Expenses. Other research and development expenses decreased by $1,031,628 to $4,845,029 for the six months ended June 30, 2014, as compared to $5,876,657 for the six months ended June 30, 2013. The decrease in other research and development expenses was due primarily to a decrease of approximately $2,521,000 for research and development expenses related to TG-1101, offset by an increase of approximately $1,490,000 for research and development expenses related to TGR-1202. The decrease in other research and development expenses related to TG-1101 was related to the timing of manufacturing costs. We expect our other research and development costs to increase modestly for the remainder of 2014 as enrollment of additional patients increases on our clinical trials.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants increased by $4,230,189 to $6,768,563 for the six months ended June 30, 2014, as compared to $2,538,374 for the six months ended June 30, 2013. The increase in noncash compensation expense was primarily related to milestone-based vesting of restricted stock grants to personnel during the period ended June 30, 2014.

Other General and Administrative Expenses. Other general and administrative expenses increased by $327,155 to $1,610,249 for the six months ended June 30, 2014, as compared to $1,283,094 for the six months ended June 30, 2013. The increase was due primarily to Delaware franchise taxes and Nasdaq listing fees. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2014.

Other (Income) Expense. Other income decreased by $57,700 to $(26,943) of income for the six months ended June 30, 2014, as compared to $(84,643) of income for the six months ended June 30, 2013. The decrease is mainly due to the decrease in the change in the fair value of notes payable, partially offset by interest income.

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

As of June 30, 2014, we had $51,222,620 in cash, cash equivalents, investment securities, and interest receivable. We currently anticipate that our cash and cash equivalents and investments as of June 30, 2014 to be sufficient to fund our anticipated operating cash requirements for approximately 24 months from June 30, 2014. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Cash used in operating activities for the six months ended June 30, 2014 was $11,902,006, as compared to $4,761,107 for the six months ended June 30, 2013. The increase in cash used in operating activities was due primarily to increased expenditures associated with our clinical development programs for TG-1101 and TGR-1202.

For the six months ended June 30, 2014, net cash provided by financing activities of $17,715,690 related to net proceeds from the issuance of Common Stock as part of our underwritten public offering in March 2014, as well as proceeds from the exercise of warrants, net of payment of notes payable of $677,778. For the six months ended June 30, 2013, net cash provided by financing activities of $1,723,736 related to proceeds from the exercise of warrants.

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

Accounting Related to Goodwill. As of June 30, 2014 and December 31, 2013, there was approximately $799,391 of goodwill on our consolidated balance sheets. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

For the year ended December 31, 2012, the valuation method used to estimate the 5% Notes’ fair value was a discounted cash flow model, where the expected cash flows of AST-726 and AST-915 were discounted to the present using a yield that incorporated compensation for the probability of success in clinical development and marketing, among other factors. The discount rate used in this discounted cash flow model approximated 20% at December 31, 2012. As of December 31, 2013, as a result of expiring intellectual property rights and other factors, it was determined that net product cash flows from AST-726 were unlikely. As we have no other obligations under the 5% Notes aside from the net product cash flows and the conversion feature, the conversion feature was used to estimate the 5% Notes’ fair value as of December 31, 2013 and June 30, 2014. The assumptions, assessments and projections of future revenues are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued an update to ASC 606, Revenue from Contracts with Customers. This update to ASC 606 provides a five-step process to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received in exchange for those goods or services. This update to ASC 606 will also result in enhanced disclosures about revenue, providing guidance for transactions that were not previously addressed comprehensively, and improving guidance for multiple-element arrangements. This update to ASC 606 is effective for the Company beginning in fiscal 2017. The Company is currently evaluating the impact of this update on its consolidated financial statements.

On June 10, 2014, FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities: Elimination of Certain Financial Reporting Requirements. The update removes the definition of a development stage entity from FASB ASC 915 and eliminates the requirement for development stage entities to present inception-to-date information on the statements of operations, cash flows and stockholders’ deficit. The Company early adopted this standard for the period covered by the report herein.

Other pronouncements issued by the FASB or other authoritative accounting standards group with future effective dates are either not applicable or not significant to the consolidated financial statements of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of June 30, 2014, our portfolio of financial instruments consists of cash equivalents, including bank deposits, and investments. Due to the short-term nature of our investments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In order to submit and maintain an IND, Biologics License Application (“BLA”), or New Drug Application (“NDA”) to the FDA, it is necessary to submit all information on the clinical, non-clinical, chemistry, manufacturing, controls and quality aspects of the product candidate. We rely on our third party contractors and our licensing partners to provide a significant portion of this data. If we are unable to obtain this data, or the data is not sufficient to meet the regulatory requirements, we may experience significant delays in our development programs. Additionally, an IND must be active in each division in which we intend to conduct clinical trials. Currently we do not have an active IND for any of the IRAK4 inhibitors recently acquired. Additionally, there can be no assurance given that any of the molecules under development in our IRAK4 inhibitor program will demonstrate sufficient pharmacologic properties during pre-clinical evaluation to advance to IND enabling studies, or that such IND enabling studies, if any are conducted, will provide data sufficient to support the filing of an IND, or that such IND, if filed, would be accepted by any FDA division under which we would seek to develop any product candidate. While we maintain an active IND for TG-1101 and TGR-1202 enabling the conduct of studies in the FDA’s Division of Hematology and Oncology; there can be no assurance given that we will be successful in obtaining an active IND for TG-1101 or TGR-1202 in any other division under whose supervision we may seek to develop our product candidates, or that the FDA will allow us to continue the development of our product candidates in those divisions where we maintain an active IND.

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

We have not completed testing of any of our product candidates for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent that adverse events, if any, will be observed in patients who receive any of its product candidates. To date, clinical trials using TG-1101 and TGR-1202 have demonstrated a toxicity profile that was deemed acceptable by the investigators performing such studies. Such interpretation may not be shared by future investigators or by the FDA and in the case of TG-1101 and TGR-1202, even if deemed acceptable for oncology applications, it may not be acceptable for diseases outside the oncology setting, and likewise for any other product candidates we may develop. Additionally, the severity, duration and incidence of adverse events may increase in larger study populations. With respect to TG-1101, the toxicity when manufactured under different conditions is not known, and it is possible that additional and/or different adverse events may appear upon the human use of those formulations and those adverse events may arise with greater frequency, intensity and duration than in the current formulation. Such risk also exists for new manufacturing processes and/or formulations, if any, of TGR-1202, the clinical impact of which is not known, including the recently introduced micronized formulation of TGR-1202 which has only been studied in a limited number of healthy subjects to date and recently introduced into patients. Further, with respect to TGR-1202, to date only a small number of patients have been dosed in the ongoing first-in-human dose-escalation Phase I study, the full adverse effect profile of TGR-1202 is not known. Limited data is available on the drug’s adverse event profile at lower doses, and as the dose escalation continues with higher doses of TGR-1202, greater frequency and/or severity of adverse events are likely to occur as a maximum tolerated dose is reached. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain marketing approval and generate revenues from its sale, which could have a material adverse impact on our business and operations.

Additionally, in combination clinical development, there is an inherent risk of drug-drug interactions between combination agents which may affect each component’s individual pharmacologic properties and the overall efficacy and safety of the combination regimen. Both TG-1101 and TGR-1202 are being evaluated in combination with a variety of other active anti-cancer agents which may cause unforeseen toxicity, or impact the severity, duration, and incidence of adverse events observed compared to those seen in the single agent studies of these agents. Further, with multi-drug combinations, it is often difficult to interpret or properly assign attribution of an adverse event to any one particular agent, introducing the risk that toxicity caused by a component of a combination regimen could have a material adverse impact on the development of our product candidates. There can be no assurances given that the combination regimens being studied the Company will display tolerability or efficacy suitable to warrant further testing or produce data that is sufficient to obtain marketing approval.

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

Before we can test any product candidate in human clinical trials the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as in-vitro and animal studies to assess the potential safety and activity of the pharmaceutical product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including good laboratory practices (“GLP”).

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

Our product candidates are in the initial stages of development and are currently manufactured in small batches for use in pre-clinical and clinical studies. Process improvements implemented to date have changed, and process improvements in the future may change, the activity profile of the product candidates, which may affect the safety and efficacy of the products. No assurance can be given that the material manufactured from any of the optimized processes will perform comparably to the product candidates as manufactured to date and used in currently available pre-clinical data and or in early clinical trials reported in this or any previous filing. Additionally, future clinical trial results will be subject to the same level of uncertainty if, following such trials, additional process improvements are made. In addition, we are currently in the process of engaging a secondary manufacturer for TG-1101 to meet our current clinical and future commercial needs. No assurance can be given that the secondary manufacturing will be successful or that material manufactured by the secondary manufacturer will perform comparably to TG-1101 as manufactured to date and used in currently available pre-clinical data and or in early clinical trials reported in this or any previous filing. If the secondary manufacturer is not successful in replicating the product or experiences delays, the Company may experience delays in its clinical development.

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

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted only after we submit a BLA or NDA to the FDA, if at all. We do not control the manufacturing process of our product candidates and are completely dependent on our contract manufacturing partners for compliance with the FDA’s requirements for manufacture of finished pharmaceutical products (good manufacturing practices, GMP). If our contract manufacturers cannot successfully manufacture material that conforms to our target product specifications, patent specifications, and/or the FDA’s strict regulatory requirements of safety, purity and potency, we will not be able to secure and/or maintain FDA approval for our product candidates. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If our contract manufacturers cannot meet FDA standards, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates. No assurance can be given that a long-term, scalable manufacturer can be identified or that they can make clinical and commercial supplies of our product candidates that meets the product specifications of previously manufactured batches, or is of a sufficient quality, or at an appropriate scale and cost to make it commercially feasible. If they are unable to do so, it could have a material adverse impact on our business.

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

As of June 30, 2014, we had fourteen full and part time employees. Over time, we will need to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue research and development activities, and commercialize our product candidates. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth, and various projects requires that we:

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

Currently, the composition of matter patent and several method of use patents for TG-1101 and TGR-1202 in various indications and settings have been applied for but have not yet been issued, and no patents to date have been issued for our IRAK4 inhibitor program. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our partners will be successful in protecting our product candidates by obtaining and defending patents.

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

As of June 30, 2014, we had net cash, cash equivalents, investment securities and interest receivable of approximately $51,223,000. We believe that our cash on hand and investments will sustain our operations for approximately 24 months from June 30, 2014. As a result, we will need additional capital to continue our operations beyond that time. We will need to seek additional sources of financing in the future, which might not be available on favorable terms, if at all, to continue our operations. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned preclinical and clinical trials or obtain approval of any of our product candidates from the FDA or any foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which would have a dilutive effect on your holdings of our capital stock.

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

We have never been profitable, and, as of June 30, 2014, we had an accumulated deficit of $58,937,682. We have generated operating losses in all periods since we were incorporated. We expect to make substantial expenditures resulting in increasing operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial efforts for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

3.1	Amended and Restated Certificate of Incorporation of TG Therapeutics, Inc., dated April 26, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

3.2	Certificate of Amendment of Amended and Restated Certificate Incorporation of TG Therapeutics, Inc., dated June 9, 2014.

3.3	Amended and Restated Bylaws of TG Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 21, 2014).

10.1	License Agreement, dated June 23, 2014, by and between Ligand Pharmaceuticals Incorporated and TG Therapeutics, Inc.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 24, 2014.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 24, 2014.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 24, 2014.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 24, 2014.

*	Confidential treatment has been requested with respect to omitted portions of this exhibit.
46

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: July 24, 2014	By:	/s/ Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

3.2	Certificate of Amendment of Amended and Restated Certificate Incorporation of TG Therapeutics, Inc., dated June 9, 2014.

10.1	License Agreement, dated June 23, 2014, by and between Ligand Pharmaceuticals Incorporated and TG Therapeutics, Inc.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 24, 2014.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 24, 2014.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 24, 2014.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 24, 2014.

*	Confidential treatment has been requested with respect to omitted portions of this exhibit.

