Form 10-Q
period 2014-09-30
TG THERAPEUTICS, INC.
filed 2014-11-14
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐ No ☒

There were 43,964,350 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 13, 2014.

TG THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words "anticipate," "believe," "estimate," "may," "expect" and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, or the SEC, or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

•	expectations for increases or decreases in expenses;
•	expectations for the clinical and pre-clinical development, manufacturing, regulatory approval, and commercialization of our pharmaceutical product candidates or any other products we may acquire or in-license;
•	use of clinical research centers and other contractors;
•	expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;
•	expectations for generating revenue or becoming profitable on a sustained basis;
•	expectations or ability to enter into marketing and other partnership agreements;
•	expectations or ability to enter into product acquisition and in-licensing transactions;
•	expectations or ability to build our own commercial infrastructure to manufacture, market and sell our drug candidates;
•	acceptance of our products by doctors, patients or payors;
•	ability to compete against other companies and research institutions;
•	ability to secure adequate protection for our intellectual property;
•	ability to attract and retain key personnel;
•	approval of reimbursement for our products;
•	estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments;
•	volatility of stock price;
•	expected losses; and
•	expectations for future capital requirements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,225,799	$40,485,466
Short-term investment securities	14,009,644	—
Interest receivable	53,821	27,169
Prepaid research and development	9,117,863	1,742,824
Other current assets	258,721	47,804
Total current assets	76,665,848	42,303,263
Long-term investment securities	—	4,918,897
Equipment, net	7,763	5,718
Goodwill	799,391	799,391
Other assets	71,251	85,121
Total assets	$77,544,253	$48,112,390

Liabilities and equity
Current liabilities:
Notes payable, current portion	$183,144	$677,778
Accounts payable and accrued expenses	7,967,548	4,764,502
Accrued compensation	599,083	532,500
Current portion of deferred revenue	152,381	152,381
Interest payable	—	190,017
Total current liabilities	8,902,156	6,317,178
Deferred revenue, net of current portion	1,561,905	1,676,191
Notes payable, less current portion, at fair value	—	64,529
Total liabilities	10,464,061	8,057,898
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value per share (10,000,000 shares authorized, 0 issued and outstanding as of September 30, 2014 and December 31, 2013)	—	—
Common stock, $0.001 par value per share (150,000,000 and 500,000,000 shares authorized, 41,481,047 and 34,336,235 shares issued, 41,439,738 and 34,294,926 shares outstanding at September 30, 2014 and December 31, 2013, respectively)	41,481	34,336
Contingently issuable shares	6	6
Additional paid-in capital	143,661,893	79,658,490
Treasury stock, at cost, 41,309 shares at September 30, 2014 and December 31, 2013	(234,337)	(234,337)
Accumulated deficit	(76,388,851)	(39,404,003)
Total equity	67,080,192	40,054,492
Total liabilities and equity	$77,544,253	$48,112,390

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

License revenue	$38,096	$38,096	$114,286	$114,286

Costs and expenses:
Research and development:
Noncash stock expense associated with in- licensing agreements	4,138,844	—	5,350,094	—
Noncash compensation	1,200,575	171,442	6,402,296	892,313
Other research and development	8,352,154	3,138,119	13,197,183	9,014,776
Total research and development	13,691,573	3,309,561	24,949,573	9,907,089

General and administrative:
Noncash compensation	2,895,997	825,313	9,664,560	3,363,687
Other general and administrative	889,872	550,639	2,500,121	1,833,733
Total general and administrative	3,785,869	1,375,952	12,164,681	5,197,420

Total costs and expenses	17,477,442	4,685,513	37,114,254	15,104,509

Operating loss	(17,439,346)	(4,647,417)	(36,999,968)	(14,990,223)

Other (income) expense:
Interest income	(12,107)	(12,375)	(38,308)	(15,054)
Other income	—	—	(95,427)	—
Interest expense	234,787	240,530	695,914	712,016
Change in fair value of notes payable	(210,857)	(319,377)	(577,299)	(872,827)
Total other expense (income)	11,823	(91,222)	(15,120)	(175,865)

Consolidated net loss	$(17,451,169)	$(4,556,195)	$(36,984,848)	$(14,814,358)

Basic and diluted net loss per common share	$(0.51)	$(0.16)	$(1.14)	$(0.62)

Weighted average shares used in computing basic and diluted net loss per common share	34,188,108	27,684,802	32,436,420	24,057,200

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
Condensed Consolidated Statement of Equity
for the nine months ended September 30, 2014 (Unaudited)

	Preferred stock				Common stock				Contingently issuable	Additional paid-in		Treasury Stock			Accumulated
	Shares		Amount		Shares		Amount		shares	capital		Shares		Amount	Deficit	Total
Balance at January 1, 2014	—		$—		34,336,235		$34,336		$6	$79,658,490		41,309		$(234,337)	$(39,404,003)	$40,054,492
Issuance of common stock in connection with exercise of warrants					1,272,340		1,272			2,889,033						2,890,305
Issuance of common stock in connection with exercise of options					33,000		33			145,167						145,200
Issuance of restricted stock					310,690		311			(311)						—
Issuance of common stock in public offering (net of offering costs of $1,344,440)					2,702,809		2,703			16,788,705						16,791,408
Issuance of common stock in At the Market offering (net of offering costs of $565,191)					2,329,443		2,329			22,764,356						22,766,685
Compensation in respect of restricted stock and options granted to employees, directors and consultants										16,066,856						16,066,856
Common stock issued in connection with in-licensing agreements					496,530		497			5,349,597						5,350,094
Net loss		__		_		___		__			___		___		(36,984,848)	(36,984,848)
Balance at September 30, 2014	—		$—		41,481,047		$41,481		$6	$143,661,893		41,309		$(234,337)	$(76,388,851)	$67,080,192

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:

Consolidated net loss	$(36,984,848)	$(14,814,358)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Gain on settlement of notes payable	(95,427)	—
Noncash stock compensation expense	16,066,856	4,256,000
Noncash stock expense associated with in-licensing agreements	5,350,094	—
Depreciation	2,454	634
Amortization of premium on investment securities	127,260	—
Change in fair value of notes payable	118,615	(210,052)
Changes in assets and liabilities, net of effects of acquisition:
(Increase) decrease in other current assets	(7,585,956)	1,589,950
Increase in accrued interest receivable	(26,652)	—
Decrease (increase) in other assets	13,870	(85,121)
Increase in accounts payable and accrued expenses	3,269,629	3,412,916
(Decrease) increase in interest payable	(94,590)	49,240
Decrease in deferred revenue	(114,286)	(114,286)
Net cash used in operating activities	(19,952,981)	(5,915,077)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment	(4,498)	(3,299)
Investment in held-to-maturity short-term securities	(9,218,008)	—
Net cash used in investing activities	(9,222,506)	(3,299)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the exercise of warrants	2,890,305	1,997,498
Proceeds from the exercise of options	145,200	—
Payment of notes payable	(677,778)	—
Proceeds from sale of common stock, net	39,558,093	37,648,280
Net cash provided by financing activities	41,915,820	39,645,778

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,740,333	33,727,402

Cash and cash equivalents at beginning of period	40,485,466	16,455,995

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$53,225,799	$50,183,397

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for cancer and autoimmune diseases. We acquire rights to these technologies by licensing or otherwise acquiring an ownership interest, funding their research and development, and eventually either out-licensing or bringing the technologies to market. Currently, we are developing two therapies targeting hematological malignancies:

•	TG-1101 (ublituximab) a novel, glycoengineered monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes; and
•	TGR-1202, an orally available PI3K delta inhibitor.

We are also developing a portfolio of inhibitors of IRAK-4 (interleukin-1 receptor-associated kinase 4), which is currently in pre-clinical development.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013. The December 31, 2013 balance sheet has been derived from these statements. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Liquidity and Capital Resources

We have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of September 30, 2014, we have an accumulated deficit of $76,388,851.

Our major sources of cash have been proceeds from the private placement and public offering of equity securities, the upfront payment from our Sublicense Agreement with Ildong Pharmaceutical Co. Ltd. (“Ildong”), and warrant and option exercises. We have not yet commercialized any of our drug candidates and cannot be sure if we will ever be able to do so. Even if we commercialize one or more of our drug candidates, we may not become profitable. Our ability to achieve profitability depends on many factors, including our ability to obtain regulatory approval for our drug candidates, to successfully complete any post-approval regulatory obligations and to successfully commercialize our drug candidates alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

As of September 30, 2014, we had $67,289,264 in cash, cash equivalents, investment securities, and interest receivable. We currently anticipate that our cash and cash equivalents and investments will be sufficient to fund our anticipated operating cash requirements for more than 24 months from September 30, 2014. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current strategic plan, including the commercialization of any of our drug candidates.

Our common stock is quoted on the NASDAQ Capital Market and trades under the symbol “TGTX.”

Recently Issued Accounting Standards

In May 2014, the FASB issued an update to ASC 606, Revenue from Contracts with Customers. This update to ASC 606 provides a five-step process to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received in exchange for those goods or services. This update to ASC 606 will also result in enhanced disclosures about revenue, providing guidance for transactions that were not previously addressed comprehensively, and improving guidance for multiple-element arrangements. This update to ASC 606 is effective for us beginning in fiscal 2017. We are currently evaluating the impact of this update on our consolidated financial statements.

On June 10, 2014, FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities: Elimination of Certain Financial Reporting Requirements. The update removes the definition of a development stage entity from FASB ASC 915 and eliminates the requirement for development stage entities to present inception-to-date information on the statements of operations, cash flows and stockholders’ deficit. We early adopted this standard for the period covered by this report.

Other pronouncements issued by the FASB or other authoritative accounting standards group with future effective dates are either not applicable or not significant to our consolidated financial statements.

Cash and Cash Equivalents

We treat liquid investments with original maturities of three months or less when purchased as cash and cash equivalents.

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

Research and Development Costs

Generally, research and development costs are expensed as incurred. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. We make estimates of costs incurred in relation to external clinical research organizations, or CROs, and clinical site costs. We analyze the progress of clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of the amount expensed and the related prepaid asset and accrued liability. Significant judgments and estimates must be made and used in determining the accrued liability balance and expense in any accounting period. We review and accrue CRO expenses and clinical trial study expenses based on work performed and rely upon estimates of those costs applicable to the stage of completion of a study. Accrued CRO costs are subject to revisions as such trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. With respect to clinical site costs, the financial terms of these agreements are subject to negotiation and vary from contract to contract. Payments under these contracts may be uneven, and depend on factors such as the achievement of certain events, the successful recruitment of patients, the completion of portions of the clinical trial or similar conditions. The objective of our policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical site costs are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

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

Stock-Based Compensation

We recognize all share-based payments to employees and non-employee directors (as compensation for service) as compensation expense in the consolidated financial statements based on the fair values of such payments. Stock-based compensation expense recognized each period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For share-based payments to consultants and other third-parties (including related parties), compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties (including related parties) are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of our common stock is calculated by dividing net loss applicable to the common stock by the weighted-average number of our common stock outstanding for the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because we incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented. The amounts of potentially dilutive securities excluded from the calculation were 9,100,404 and 9,994,297 at September 30, 2014 and 2013, respectively. During the three and nine months ended September 30, 2014 and 2013, we incurred a net loss; therefore, all of the dilutive securities are excluded from the computation of diluted earnings per share.

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

NOTE 2 – CASH AND CASH EQUIVALENTS

The following tables summarize our cash and cash equivalents at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Money market funds	$6,445,474	$554,069
Checking and bank deposits	46,780,325	39,931,397
Total	$53,225,799	$40,485,466

NOTE 3 – INVESTMENT SECURITIES

We record our investments as either held-to-maturity or available-for-sale. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our investment securities at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2015 and September 2015) (held-to-maturity)	$14,009,644	$5,827	$—	$14,015,471

	December 31, 2013
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Long-term investments:
Obligations of domestic governmental agencies (maturing between January 2015 and April 2015) (held-to-maturity)	$4,918,897	$—	$650	$4,918,247

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

As of September 30, 2014 and December 31, 2013, the fair values of cash and cash equivalents, accounts payable, accrued expenses, and notes and interest payable approximate their carrying value.

Upon the merger between the Company (then known as Manhattan Pharmaceuticals, Inc., “Manhattan”) and Ariston Pharmaceuticals, Inc. (“Ariston”) in March 2010, Ariston issued $15,452,793 of five-year 5% notes payable (the “5% Notes”) in satisfaction of several note payable issuances.  The 5% Notes and accrued and unpaid interest thereon are convertible at the option of the holder into common stock at the conversion price of $1,125 per share.  Ariston agreed to make quarterly payments on the 5% Notes equal to 50% of the net product cash flow received from the exploitation or commercialization of Ariston’s product candidates, AST-726 and AST-915.  We have no obligations under the 5% Notes aside from a) 50% of the net product cash flows from Ariston’s product candidates, if any, payable to noteholders; and b) the conversion feature, discussed above.

In connection with the exchange transaction with TG Biologics, Inc. (“TGBio”) in December 2011, we performed a valuation of the assets and liabilities of Manhattan immediately prior to the transaction. The cumulative liability including accrued and unpaid interest of the 5% Notes was approximately $16,876,000 immediately prior to the transaction, and $18,614,000 at December 31, 2013 and $19,310,000 at September 30, 2014. As the 5% Notes are tied directly to net product cash flows derived from the preexisting products of Ariston, the 5% Notes and accrued interest were recorded at fair value of $3,287,700 as of the date of the transaction. No payments have been made on the 5% Notes as of September 30, 2014.

We elected the fair value option for valuing the 5% Notes upon the transaction with TGBio. We elected the fair value option in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

As of December 31, 2013, as a result of expiring intellectual property rights and other factors, it was determined that net product cash flows from AST-726 were unlikely. As we have no other obligations under the 5% Notes aside from the net product cash flows and the conversion feature, the conversion feature was used to estimate the 5% Notes’ fair value as of September 30, 2014 and December 31, 2013. The assumptions, assessments and projections of future revenues are subject to uncertainties, difficult to predict, and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our consolidated financial statements.

The following table provides the fair value measurements of applicable financial liabilities as of September 30, 2014 and December 31, 2013:

	Financial liabilities at fair value as of September 30, 2014
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$183,144	$183,144
Totals	$—	$—	$183,144	$183,144

	Financial liabilities at fair value as of December 31, 2013
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$64,529	$64,529
Totals	$—	$—	$64,529	$64,529

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

The following table summarizes the changes in Level 3 instruments during the nine months ended September 30, 2014:

Fair value at December 31, 2013	$64,529
Interest accrued on face value of 5% Notes	695,914
Change in fair value of Level 3 liabilities	(577,299)
Fair value at September 30, 2014	$183,144

The change in the fair value of the Level 3 liabilities is reported in other (income) expense in the accompanying condensed consolidated statements of operations.

NOTE 5 - STOCKHOLDERS' EQUITY

Preferred Stock

Our amended and restated certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, $0.001 par value, with rights senior to those of our common stock, issuable in one or more series. Upon issuance, we can determine the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock.

Stockholder Rights Plan

On July 18, 2014, we adopted a stockholder rights plan. The stockholder rights plan is embodied in the Stockholder Protection Rights Agreement dated as of July 18, 2014 (the “Rights Agreement”), between us and American Stock Transfer & Trust Company, LLC, as rights agent (the “Rights Agent”).

Accordingly, the Board of Directors declared a distribution of one right (a “Right”) for each outstanding share of common stock, to stockholders of record at the close of business on July 28, 2014, for each share of common stock issued (including shares distributed from treasury) by us thereafter and prior to the Separation Time (as defined in the Rights Agreement), and for certain shares of common stock issued after the Separation Time. Following the Separation Time, each Right entitles the registered holder to purchase from us one one-thousandth (1/1,000) of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the "Preferred Stock"), at a purchase price of $100.00 (the "Exercise Price"), subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement. Each one one-thousandth of a share of Preferred Stock has substantially the same rights as one share of common stock. Subject to the terms and conditions of the Rights Agreement, Rights become exercisable ten days after the public announcement that a “Person” has become an “Acquiring Person” (as each such term is defined in the Rights Agreement). Any Rights held by an Acquiring Person are void and may not be exercised.

If a Person becomes an Acquiring Person, all holders of Rights, except the Acquiring Person, may purchase at the Right’s then-current exercise price, common stock having a market value equal to twice the exercise price. Moreover, at any time after a Person becomes an Acquiring Person (unless such Person acquires 50 percent or more of our common stock then outstanding, as more fully described in the Rights Agreement), the Board of Directors may exchange all (but not less than all) of the then outstanding Rights (other than rights owned by such Person, which would have become void) for shares of common stock at an exchange ratio of one share of common stock per Right, appropriately adjusted in order to protect the interests of holders of Rights.

The Rights Agreement was approved by our Board of Directors on July 18, 2014. The Rights will expire at the close of business on its ten year anniversary, unless earlier exchanged or terminated by us.

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

On June 21, 2013, we entered into an At-the-Market Issuance Sales Agreement (the “ATM”) with MLV & Co. LLC (“MLV”) under which we may issue and sell shares of our common stock, having an aggregate offering price of up to $50.0 million, from time to time through MLV, acting as the sales agent. Under the agreement we will pay MLV a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock sold through MLV.

In August and September 2014, we sold an aggregate of 2,329,443 shares of common stock pursuant to the ATM for an aggregate of approximately $23.4 million in gross proceeds at an average selling price of $10.03 per share. Net proceeds were approximately $22.8 million after deducting commissions and other transactions costs.

From October 1, 2014 through November 7, 2014, we sold an aggregate of 2,520,612 shares of common stock pursuant to the ATM for an aggregate of approximately $26.6 million in gross proceeds at an average selling price of $10.57 per share. Net proceeds were approximately $26.1 million after deducting commissions and other transactions costs.

During and subsequent to the quarter ended September 30, 2014, we sold a total of 4,850,055 shares of common stock for aggregate total gross proceeds of approximately $50.0 million at an average selling price of $10.31 per share. Net proceeds were approximately $48.9 million after deducting commissions and other transactions costs. We have fully utilized the capacity under the ATM and, accordingly, no further sales can or will be made under the ATM.

We currently have one shelf registration statement on Form S-3 filed and declared effective by the SEC (File No. 333-189015). Subsequent to the above, there remains available under this shelf registration statement up to approximately $67 million of common stock. We may offer the securities under our shelf registration statement from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that this shelf registration statement provides us with the flexibility to raise additional capital to finance our operations, as needed.

Equity Incentive Plans

Shares available for the issuance of stock options or other stock-based awards under our stock option and incentive plans were 797,103 shares at September 30, 2014.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2014:

	Number of shares	Weighted- average exercise price	Weighted- average Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2013	46,591	$46.37	8.50	$—
Granted	—	—
Exercised	(33,000)	4.40
Forfeited	—	—
Expired	(397)	4,457.57
Outstanding at September 30, 2014	13,194	$18.62	7.78	$81,510

Vested and expected to vest at September 30, 2014	4,194	$49.14	7.65	$25,080
Exercisable at September 30, 2014	4,194	$49.14	7.65	$25,080

As of September 30, 2014, the total compensation cost related to unvested time-based option awards not yet recognized was $0. This amount does not include, as of September 30, 2014, 9,000 non-employee options outstanding which are milestone-based and vest upon certain corporate milestones. Stock-based compensation will be measured and recorded if and when a milestone occurs.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock under the 2012 Incentive Plan. The restricted stock vesting consists of milestone and time-based vesting provisions. The following table summarizes restricted share activity for the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	7,034,957	$4.60
Granted	310,690	8.28
Vested	(903,416)	7.34
Forfeited	—	—
Outstanding at September 30, 2014	6,442,231	$4.76

Total expense associated with restricted stock grants was $15,814,346 during the nine months ended September 30, 2014. As of September 30, 2014, there was approximately $10,213,000 of total unrecognized compensation cost related to unvested time based restricted stock, which is expected to be recognized over a weighted-average period of 1.1 years. This amount does not include, as of September 30, 2014, 2,017,250 shares of restricted stock outstanding issued to non-employees. The expense for these shares is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date.

Warrants

The following table summarizes warrant activity for the nine months ended September 30, 2014:

	Warrants	Weighted- average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2013	5,718,947	$1.34	$14,809,030
Issued	—	—
Exercised	(1,272,340)	2.27
Expired	(9,795)	20.92
Outstanding at September 30, 2014	4,436,812	$1.03	$42,811,487

Stock-Based Compensation

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. We did not grant any stock options during the nine months ended September 30, 2014.

The following table summarizes stock-based compensation expense information about stock options and restricted stock for the three and nine months ended September 30, 2014:

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Stock-based compensation expense associated with restricted stock	$4,096,572	$15,814,346
Stock-based compensation expense associated with option grants	—	252,510
	$4,096,572	$16,066,856

NOTE 6 – NOTES PAYABLE

The following is a summary of notes payable:

	September 30, 2014			December 31, 2013
	Current portion, net	Non- current portion, net	Total	Current portion, net	Non- current portion, net	Total
Convertible 5% Notes Payable	$183,144	$-	$183,144	$-	$64,529	$64,529

ICON Convertible Note	-	-	-	677,778	-	677,778
Total	$183,144	$-	$183,144	$677,778	$64,529	$742,307

We assumed the preceding notes payable as the result of the Exchange Transaction between the Company and TGBio. Accordingly, a valuation using the guidance in the accounting literature for business combinations (ASC 805) was performed and these notes were initially recorded at their fair value on the date of the transaction.

Convertible 5% Notes Payable

On March 8, 2010, Manhattan entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among Manhattan, Ariston and Ariston Merger Corp., a Delaware corporation and wholly-owned subsidiary of Manhattan (the "Merger Sub").  Pursuant to the terms and conditions of the Merger Agreement, on March 8, 2010, the Merger Sub merged with and into Ariston (the "Merger"), with Ariston being the surviving corporation of the Merger.  As a result of the Merger, Ariston became a wholly-owned subsidiary of Manhattan.

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

In connection with the exchange transaction with TGBio in December 2011, we performed a valuation of the assets and liabilities of Manhattan immediately prior to the transaction. The cumulative liability including accrued and unpaid interest of these notes was approximately $16,876,000 immediately prior to the Exchange Transaction, and $19,310,000 at September 30, 2014 and $18,614,000 at December 31, 2013. As the 5% Notes are tied directly to net product cash flows derived from the preexisting products of Ariston, the 5% Notes and accrued interest were recorded at fair value of $3,287,700 as of the date of the Exchange Transaction (See Note 4 for further details). No payments have been made on the 5% Notes as of September 30, 2014.

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

NOTE 7 – LICENSE AGREEMENTS

TGR-1202

On September 22, 2014, we exercised our option to license the global rights to TGR-1202, thereby entering into an exclusive licensing agreement (the “TGR-1202 License”) with Rhizen Pharmaceuticals, S A (“Rhizen”) for the development and commercialization of TGR-1202. Prior to this, we had been jointly developing TGR-1202 in a 50:50 joint venture with Rhizen.

Under the terms of the TGR-1202 License, Rhizen received a $4.0 million cash payment and 371,530 shares of our common stock as an upfront license fee. With respect to TGR-1202, Rhizen will be eligible to receive regulatory filing, approval and sales based milestone payments in the aggregate of approximately $175 million, a small portion of which will be payable on the first New Drug Application (NDA) filing and the remainder on approval in multiple jurisdictions for up to two oncology indications and one non-oncology indication and attaining certain sales milestones. In addition, if TGR-1202 is co-formulated with another drug to create a new product (a "New Product"), Rhizen will be eligible to receive similar regulatory approval and sales based milestone payments for such New Product. Additionally, Rhizen will be entitled to tiered royalties on our future net sales of TGR-1202 and any New Product. In lieu of sales milestones and royalties on net sales, Rhizen shall also be eligible to participate in sublicensing revenue, if any, based on a percentage that decreases as a function of the number of patients treated in clinical trials following the exercise of the license option. Rhizen will retain global manufacturing rights to TGR-1202, provided that they are price competitive with alternative manufacturers.

In connection with the TGR-1202 License, we recognized $4.1 million of noncash research and development expense during the three and nine months ended September 30, 2014 related to the issuance of the above mentioned common stock. In addition, we recognized $4.0 million of other research and development expense during the three and nine months ended September 30, 2014 related to the cash milestone payment. The cash milestone payment was paid in October 2014. Accordingly, as of September 30, 2014 this amount was included in accounts payable and accrued expenses.

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

In connection with the license agreement, we recognized $1,211,250 of noncash research and development expense during the nine months ended September 30, 2014 in connection with the issuance of the above mentioned common stock.

Additionally, Opus Point Partners, LLC, who identified the opportunity and advised us on the transaction, will also be entitled to receive a 1% royalty for annual sales of up to $1 billion. Michael S. Weiss, our Executive Chairman and Interim Chief Executive Officer, is a Managing Member of Opus Point Partners, LLC.

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

An upfront payment of $2,000,000, which was received in December 2012, net of $330,000 of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $114,000 for each of the nine months ended September 30, 2014 and 2013, and, at September 30, 2014 and December 31, 2013, have deferred revenue of approximately $1,714,000 and $1,829,000, respectively, associated with this $2,000,000 payment (approximately $152,000 of which has been classified in current liabilities at September 30, 2014 and December 31, 2013).

We may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to us on net sales of TG-1101 in the sublicense territory.

NOTE 8 – RELATED PARTY TRANSACTIONS

On January 30, 2012, we entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of ublituximab (the “LFB License Agreement”). In connection with the LFB License Agreement LFB Group was issued 5,000,000 shares of common stock, and a warrant to purchase 2,500,000 shares of common stock at a purchase price of $0.001 per share. In addition, on November 9, 2012, we nominated Dr. Yann Echelard to our Board of Directors as LFB Group’s nominee. LFB Group maintains the right to nominate a board member until such time as LFB Group owns less than 10% of the outstanding common stock.

Under the terms of the LFB License Agreement, we utilize LFB Group for certain development and manufacturing services. We incurred approximately $1,845,000 and $6,068,000 in expenses for such services during the nine months ended September 30, 2014 and 2013, respectively, which have been included in other research and development expenses in the accompanying consolidated statements of operations. As of September 30, 2014 and December 31, 2013, we had approximately $0 and $1,745,000, respectively, recorded in accounts payable related to the LFB License Agreement. In conjunction with the development and manufacturing services discussed above, certain agreements between us and LFB Group require payments in advance of services performed or goods delivered. Accordingly, as of September 30, 2014 and December 31, 2013, we recorded $3,055,345 and $1,629,340, respectively, in prepaid research and development for such advance payments.

In March 2014, we entered into a shared services agreement with Opus Point Partners Management, LLC (“Opus”) in which the parties agreed to share a rented facility and costs for certain other services.  Michael S. Weiss, our Executive Chairman and Interim Chief Executive Officer, is a Managing Member of Opus. During the nine months ended September 30, 2014, we incurred expenses of approximately $80,000, principally for rent, related to this agreement. See discussion in Note 9 for a related party transaction subsequent to September 30, 2014.

As discussed in Note 7 above, in connection with the licensing agreement with Ligand, Opus Point Partners, LLC, who identified the opportunity and advised us on the transaction, will be entitled to receive a 1% royalty for annual sales of up to $1 billion. Michael S. Weiss, our Executive Chairman and Interim Chief Executive Officer, is a Managing Member of Opus Point Partners, LLC.

NOTE 9 – SUBSEQUENT EVENTS

From October 1, 2014 through November 7, 2014, we sold an aggregate of 2,520,612 shares of common stock pursuant to the ATM for an aggregate of approximately $26.6 million in gross proceeds at an average selling price of $10.57 per share. Net proceeds were approximately $26.1 million after deducting commissions and other transactions costs.

On October 3, 2014, we entered into a Desk Space Agreement (the “Desk Agreement”) with Coronado Biosciences, Inc. (“CNDO”), to occupy approximately 40% of the New York, NY office space recently leased by CNDO. This Desk Agreement requires us to pay our respective share of the average annual rent and other costs of the 15 year lease. Based on the percentage, we approximate we will have average annual rental obligations of $1.1 million. CNDO does not expect to take possession of the space until late 2015 or early 2016. Michael S. Weiss, our Executive Chairman and Interim Chief Executive Officer, is on the board of directors and is Executive Vice Chairman, Strategic Development of CNDO.

In connection with the Desk Agreement, we paid $80,000, which was recorded in other current assets in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2014. Also in connection with this lease, in October 2014 we agreed to pledge $0.6 million to secure a line of credit as a security deposit for the Desk Agreement.

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

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for cancer and autoimmune diseases. We aim to acquire rights to these technologies by licensing or otherwise acquiring an ownership interest, funding their research and development and eventually either out-licensing or bringing the technologies to market. Currently, we are developing two therapies for hematologic malignancies: TG-1101 (ublituximab), a novel, glycoengineered monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes; and TGR-1202, an orally available PI3K delta inhibitor. We are also developing a portfolio of inhibitors of IRAK4 (interleukin-1 receptor-associated kinase 4), which is currently in pre-clinical development.

We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates.

TG-1101 (ublituximab)

Overview

TG-1101 (ublituximab) is a chimeric, glycoengineered monoclonal antibody that targets a unique epitope on the CD20 antigen found on the surface of B-lymphocytes developed to aid in the depletion of circulating B-cells. We hold exclusive worldwide rights to develop and commercialize TG-1101 for all indications, except for the territories of France and Belgium which have been retained by LFB Biotechnologies, and South Korea and Southeast Asia which were licensed to Ildong in November 2012.

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

Two single-agent, dose-escalation, Phase I studies were undertaken with TG-1101 to establish an optimal dose in patients with Non-Hodgkin’s Lymphoma (“NHL”) and Chronic Lymphocytic Leukemia (“CLL”). A two part first-in-human Phase I clinical trial was first completed in France in which TG-1101 was evaluated in relapsed or refractory CLL patients at doses as high as 450mg per infusion. Preliminary results from Part 2 of this study were presented at the 53rd Annual American Society of Hematology Meeting in December 2011 and again at the 2013 European Hematology Annual Meeting. Subsequently, a single-agent Phase I study was undertaken in the US enrolling patients with both NHL and CLL, dosing patients up to 1200mg per infusion. In both studies, single agent therapy with TG-1101 was deemed well tolerated by treating investigators and displayed promising clinical activity in relapsed and refractory patients. In oncology settings, anti-CD20 therapy is generally used in combination with other anti-cancer agents where it demonstrates maximum activity as opposed to single agent usage. As a result, subsequent clinical development for TG-1101 has focused on combination therapy. Currently, our priority combination trials for TG-1101 are:

•	TG-1101 in combination with ibrutinib (trade name IMBRUVICA™), a BTK inhibitor, for patients with CLL and Mantle Cell Lymphoma (MCL); and
•	TG-1101 in combination with TGR-1202, our development stage PI3Kδ inhibitor, for patients with CLL and NHL.

Prior to commencing the above combination trials, we studied the combination of TG-1101 and lenalidomide. Additional combinations studies with novel agents may be undertaken in the future.

Additionally, in September 2014, we announced our first Phase 3 registration study for TG-1101, which will evaluate TG-1101 in combination with ibrutinib compared to ibrutinib alone in patients with high-risk CLL and is being conducted under Special Protocol Assessment (SPA) with the U.S. Food and Drug Administration (“FDA”), as described further below.

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

Data from this study was presented at the 50th American Society of Clinical Oncology (ASCO) Annual Meeting in Chicago, IL.

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

Preliminary data from this study was presented at the 2014 Pan Pacific Lymphoma Conference in Kohala Coast, Hawaii.

In August 2014, we announced an additional cohort added to the existing study which will evaluate the triple combination of TG-1101 plus TGR-1202 plus ibrutinib (IMBRUVICA®). The study is ongoing with patients being enrolled into the doublet (TG-1101 + TGR-1202) and the triple cohorts, with additional data updates expected at the American Society of Hematology (ASH) meeting in December of 2014.

TG-1101 in Combination with Ibrutinib for Relapsed/Refractory MCL & CLL

In December 2013, we initiated a multi-center Phase 2 clinical trial to evaluate the safety and efficacy of the combination of TG-1101 and ibrutinib (IMBRUVICA™) for patients with CLL and mantle cell lymphoma (MCL). This is the first clinical trial evaluating the combination of TG-1101 and ibrutinib, an oral Bruton’s Tyrosine Kinase (BTK) inhibitor which was recently granted approval by the FDA.

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

We expect additional data updates to be presented at the American Society of Hematology (ASH) meeting in December of 2014.

Phase 3: TG-1101 in Combination with Ibrutinib vs. Ibrutinib alone in High-Risk CLL

In September 2014, we announced that we had reached an agreement with the FDA regarding an SPA on the design, endpoints and statistical analysis approach of a Phase 3 clinical trial for TG-1101, in combination with ibrutinib (IMBRUVICA®) for the treatment of CLL in patients with high-risk cytogenetics. The SPA provides agreement that the Phase 3 trial design adequately addresses objectives that would support the regulatory submission for drug approval.

In this randomized controlled trial, which is expected to launch before the end of 2014, patients will receive either TG-1101 plus ibrutinib or ibrutinib alone. The trial will enroll approximately 330 patients, with approximately the first two-thirds of the patients included in an assessment of overall response rate (ORR). As per the SPA, we plan to use the ORR data from the trial as the basis for submission of a Biologics License Application (BLA) for accelerated approval for TG-1101. All patients will then be followed for progression free survival (PFS) assessment, which is designed to support full approval.

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

We hold exclusive worldwide rights to develop and commercialize TGR-1202 for all indications, except for India which has been retained by our licensor, Rhizen Pharmaceuticals S A. Rhizen holds rights to manufacture and supply the product, while we have responsibility for all clinical and regulatory development for TGR-1202 globally.

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

Interim data from this ongoing study was presented at the 50th American Society of Clinical Oncology (ASCO) Annual Meeting in Chicago, IL in May 2014 with updated data presented again at the 19th Annual Congress of the European Hematology Association (EHA). As of the data cutoff for this presentation, 40 patients had been evaluated with single agent TGR-1202 at doses ranging from 50 mg to 1800 mg QD, including expansion cohorts evaluating fed state dosing of TGR-1202 opened at doses of 800 mg and 1200 mg QD.

In May 2014, we announced that a micronized (smaller particle size) formulation of TGR-1202 had demonstrated improved absorption in healthy human testing. A second healthy human study also demonstrated improved absorption with fed-state dosing over dosing in the fasting state, which has to date been utilized in this ongoing study. Subsequently, the dose escalation portion of this study has been reinitiated at a dose of 200 mg of the micronized form of TGR-1202 in the fed state. Enrollment into the dose escalation portion of the study is ongoing, dosing patients at 1200 mg of the micronized form of TGR-1202 as of November 2014.

We expect additional data updates on the single agent TGR-1202 study to be presented at the American Society of Hematology (ASH) meeting in December of 2014.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2014 and September 30, 2013

License Revenue. License revenue was $38,096 for the three months ended September 30, 2014 and 2013. License revenue for the three months ended September 30, 2014 and 2013 was related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Stock Expense Associated with In-Licensing Agreements (Research and Development). Noncash stock expense associated with an in-licensing agreement (research and development) amounted to $4,138,844 for the three months ended September 30, 2014, as compared to $0 during the comparable period in 2013. The expense during the three months ended September 30, 2014 was recorded in conjunction with the stock issued to Rhizen to exercise our option to license TGR-1202.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants equaled $1,200,575 for the three months ended September 30, 2014, as compared to $171,442 during the comparable period in 2013. The increase in noncash compensation expense was primarily related to milestone-based vesting of restricted stock grants to personnel during the period ended September 30, 2014.

Other Research and Development Expenses. Other research and development expenses increased by $5,214,035 to $8,352,154 for the three months ended September 30, 2014, as compared to $3,138,119 for the three months ended September 30, 2013. The increase in other research and development expenses was due primarily to the upfront cash milestone payment to Rhizen of $4,000,000 to exercise the license option for TGR-1202. In addition, due to increased clinical trials and patients on study, research and development expenses related to TG-1101 and TGR-1202 increased by approximately $591,000, and $543,000, respectively. We expect our other research and development costs to increase modestly for the remainder of 2014 due primarily to the enrollment of additional patients on our clinical trials.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants increased by $2,070,684 to $2,895,997 for the three months ended September 30, 2014, as compared to $825,313 for the three months ended September 30, 2013. The increase in noncash compensation expense was primarily related to milestone-based vesting of restricted stock grants to personnel during the period ended September 30, 2014.

Other General and Administrative Expenses. Other general and administrative expenses increased by $339,233 to $889,872 for the three months ended September 30, 2014, as compared to $550,639 for the three months ended September 30, 2013. The increase was due primarily to Delaware franchise taxes, Nasdaq listing fees and legal fees. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2014.

Other (Income) Expense. Other income decreased by $103,045 to $11,823 of expense for the three months ended September 30, 2014, as compared to $91,222 of income for the three months ended September 30, 2013. The decrease is mainly due to the decrease in the change in the fair value of notes payable.

Nine months ended September 30, 2014 and September 30, 2013

License Revenue. License revenue was $114,286 for the nine months ended September 30, 2014 and 2013. License revenue for the nine months ended September 30, 2014 and 2013 was related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement.

Noncash Stock Expense Associated with In-Licensing Agreements (Research and Development). Noncash stock expense associated with in-licensing agreements (research and development) amounted to $5,350,094 for the nine months ended September 30, 2014, as compared to $0 during the comparable period in 2013. The expense during the nine months ended September 30, 2014 was recorded in conjunction with the stock issued to Rhizen of approximately $4,100,000 to exercise our option to license TGR-1202, and approximately $1,200,000 associated the common stock issued to Ligand as an upfront payment for the license to the IRAK-4 inhibitors program.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants equaled $6,402,296 for the nine months ended September 30, 2014, as compared to $892,313 during the comparable period in 2013. The increase in noncash compensation expense was primarily related to milestone-based vesting of restricted stock grants to personnel during the period ended September 30, 2014.

Other Research and Development Expenses. Other research and development expenses increased by $4,182,407 to $13,197,183 for the nine months ended September 30, 2014, as compared to $9,014,776 for the nine months ended September 30, 2013. The increase in other research and development expenses was due primarily to the upfront cash milestone payment to Rhizen of $4,000,000 to exercise the license option for TGR-1202. In addition, research and development expenses associated with TGR-1202 increased by approximately $2,090,000, offset by a decrease of approximately $1,930,000 for research and development expenses related to TG-1101. The decrease in other research and development expenses related to TG-1101 was related to the timing of manufacturing costs. We expect our other research and development costs to increase modestly for the remainder of 2014 as enrollment of additional patients increases on our clinical trials.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants increased by $6,300,873 to $9,664,560 for the nine months ended September 30, 2014, as compared to $3,363,687 for the nine months ended September 30, 2013. The increase in noncash compensation expense was primarily related to milestone-based vesting of restricted stock grants to personnel during the period ended September 30, 2014.

Other General and Administrative Expenses. Other general and administrative expenses increased by $666,388 to $2,500,121 for the nine months ended September 30, 2014, as compared to $1,833,733 for the nine months ended September 30, 2013. The increase was due primarily to Delaware franchise taxes and Nasdaq listing fees. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2014.

Other (Income) Expense. Other income decreased by $160,745 to $15,120 for the nine months ended September 30, 2014, as compared to $175,865 for the nine months ended September 30, 2013. The decrease is mainly due to the decrease in the change in the fair value of notes payable, partially offset by $95,000 of gain on settlement of notes payable.

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

On June 21, 2013, we entered into an ATM with MLV under which we may issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through MLV, acting as the sales agent. Under the agreement we will pay MLV a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock sold through MLV as agent under the ATM.

In August and September 2014, the Company sold an aggregate of 2,329,443 shares of common stock pursuant to the ATM for an aggregate of approximately $23.4 million in gross proceeds at an average selling price of $10.03 per share. Net proceeds were approximately $22.8 million after deducting commissions and other transactions costs.

From October 1, 2014 through November 7, 2014, we sold an aggregate of 2,520,612 shares of common stock pursuant to the ATM for an aggregate of approximately $26.6 million in gross proceeds at an average selling price of $10.57 per share. Net proceeds were approximately $26.1 million after deducting commissions and other transactions costs.

As of September 30, 2014, we had $67,289,264 in cash, cash equivalents, investment securities, and interest receivable. We currently anticipate that our cash and cash equivalents and investments as of September 30, 2014 will be sufficient to fund our anticipated operating cash requirements for more than 24 months from September 30, 2014. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Cash used in operating activities for the nine months ended September 30, 2014 was $19,952,981, as compared to $5,915,077 for the nine months ended September 30, 2013. The increase in cash used in operating activities was due primarily to increased expenditures associated with our clinical development programs for TG-1101 and TGR-1202, and the upfront cash milestone payment of $4.0 million to exercise the license for TGR-1202.

For the nine months ended September 30, 2014, net cash provided by financing activities of $41,915,820 related to net proceeds from the issuance of common stock as part of our underwritten public offering in March 2014 and our ATM program, as well as proceeds from the exercise of warrants, net of payment of notes payable of $677,778. For the nine months ended September 30, 2013, net cash provided by financing activities of $39,645,778 related to net proceeds from the issuance of common stock as part of our underwritten public offering in July 2013, as well as proceeds from the exercise of warrants.

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

Accounting Related to Goodwill. As of September 30, 2014 and December 31, 2013, there was $799,391 of goodwill on our consolidated balance sheets. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

For the year ended December 31, 2012, the valuation method used to estimate the 5% Notes’ fair value was a discounted cash flow model, where the expected cash flows of AST-726 and AST-915 were discounted to the present using a yield that incorporated compensation for the probability of success in clinical development and marketing, among other factors. The discount rate used in this discounted cash flow model approximated 20% at December 31, 2012. As of December 31, 2013, as a result of expiring intellectual property rights and other factors, it was determined that net product cash flows from AST-726 were unlikely. As we have no other obligations under the 5% Notes aside from the net product cash flows and the conversion feature, the conversion feature was used to estimate the 5% Notes’ fair value as of December 31, 2013 and September 30, 2014. The assumptions, assessments and projections of future revenues are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued an update to ASC 606, Revenue from Contracts with Customers. This update to ASC 606 provides a five-step process to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received in exchange for those goods or services. This update to ASC 606 will also result in enhanced disclosures about revenue, providing guidance for transactions that were not previously addressed comprehensively, and improving guidance for multiple-element arrangements. This update to ASC 606 is effective for us beginning in fiscal 2017. We are currently evaluating the impact of this update on our consolidated financial statements.

On June 10, 2014, FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities: Elimination of Certain Financial Reporting Requirements. The update removes the definition of a development stage entity from FASB ASC 915 and eliminates the requirement for development stage entities to present inception-to-date information on the statements of operations, cash flows and stockholders’ deficit. We early adopted this standard for the period covered by this report.

Other pronouncements issued by the FASB or other authoritative accounting standards group with future effective dates are either not applicable or not significant to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of September 30, 2014, our portfolio of financial instruments consists of cash equivalents, including bank deposits, and investments. Due to the short-term nature of our investments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In order to submit and maintain an IND, Biologics License Application (“BLA”), or New Drug Application (“NDA”) to the FDA, it is necessary to submit all information on the clinical, non-clinical, chemistry, manufacturing, controls and quality aspects of the product candidate. We rely on our third party contractors and our licensing partners to provide a significant portion of this data. If we are unable to obtain this data, or the data is not sufficient to meet the regulatory requirements, we may experience significant delays in our development programs. Additionally, an IND must be active in each division in which we intend to conduct clinical trials. Currently we do not have an active IND for any of the IRAK4 inhibitors. Additionally, there can be no assurance given that any of the molecules under development in our IRAK4 inhibitor program will demonstrate sufficient pharmacologic properties during pre-clinical evaluation to advance to IND enabling studies, or that such IND enabling studies, if any are conducted, will provide data sufficient to support the filing of an IND, or that such IND, if filed, would be accepted by any FDA division under which we would seek to develop any product candidate. While we maintain an active IND for TG-1101 and TGR-1202 enabling the conduct of studies in the FDA’s Division of Hematology and Oncology; there can be no assurance that we will be successful in obtaining an active IND for TG-1101 or TGR-1202 in any other division under whose supervision we may seek to develop our product candidates, or that the FDA will allow us to continue the development of our product candidates in those divisions where we maintain an active IND.

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

Pharmaceutical development has inherent risk. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are effective with a favorable benefit-risk profile for use in diverse populations for their target indications before we can seek regulatory approvals for their commercial sale. Success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, there is typically an extremely high rate of failure of pharmaceutical candidates proceeding through clinical trials.

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

If we are unable to successfully complete our clinical trial programs, or if such clinical trials take longer to complete than we project, our ability to execute our current business strategy will be adversely affected.

Whether or not and how quickly we complete clinical trials is dependent in part upon the rate at which we are able to engage clinical trial sites and, thereafter, the rate of enrollment of patients, and the rate we collect, clean, lock and analyze the clinical trial database. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and whether existing or new drugs are approved for the indication we are studying. We are aware that other companies are currently conducting or planning clinical trials that seek to enroll patients with the same diseases that we are studying. Certain clinical trials are designed to continue until a pre-determined number of events have occurred in the patients enrolled. Trials such as this are subject to delays stemming from patient withdrawal and from lower than expected event rates. They may also incur additional costs if enrollment is increased in order to achieve the desired number of events. If we experience delays in identifying and contracting with sites and/or in patient enrollment in our clinical trial programs, we may incur additional costs and delays in our development programs, and may not be able to complete our clinical trials in a cost-effective or timely manner. In addition, conducting multi-national studies adds another level of complexity and risk. We are subject to events affecting countries outside the U.S. Negative or inconclusive results from the clinical trials we conduct or unanticipated adverse medical events could cause us to have to repeat or terminate the clinical trials.

In September 2014, we announced a Phase 3 clinical trial for TG-1101 in patients with high-risk CLL which is to be conducted pursuant to an SPA with the FDA. Many companies which have been granted SPAs and/or the right to utilize the FDA’s Fast Track or accelerated approval process have ultimately failed to obtain final approval to market their drugs. Since we are seeking approvals under SPAs, based on protocol designs negotiated with the FDA, we may be subject to enhanced scrutiny. Additionally, even if the primary endpoint in a Phase 3 clinical trial is achieved, a SPA does not guarantee approval. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee prior to making its final decision. Even with “fast track” or “priority review” status which we intend to seek for our product candidates, such designations do not necessarily mean a faster development process or regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures.

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

We have not completed testing of any of our product candidates for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent that adverse events, if any, will be observed in patients who receive any of our product candidates. To date, clinical trials using TG-1101 and TGR-1202 have demonstrated a toxicity profile that was deemed acceptable by the investigators performing such studies. Such interpretation may not be shared by future investigators or by the FDA and in the case of TG-1101 and TGR-1202, even if deemed acceptable for oncology applications, it may not be acceptable for diseases outside the oncology setting, and likewise for any other product candidates we may develop. Additionally, the severity, duration and incidence of adverse events may increase in larger study populations. With respect to TG-1101, the toxicity when manufactured under different conditions is not known, and it is possible that additional and/or different adverse events may appear upon the human use of those formulations and those adverse events may arise with greater frequency, intensity and duration than in the current formulation. Such risk also exists for new manufacturing processes and/or formulations, if any, of TGR-1202, the clinical impact of which is not known, including the micronized formulation of TGR-1202 which has only been studied in a limited number of healthy subjects to date. Further, with respect to TGR-1202, to date only a small number of patients have been dosed in the ongoing first-in-human dose-escalation Phase I study, the full adverse effect profile of TGR-1202 is not known. Limited data is available on the drug’s adverse event profile at lower doses, and as the dose escalation continues with higher doses of TGR-1202, greater frequency and/or severity of adverse events are likely to occur as a maximum tolerated dose is reached. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain marketing approval and generate revenues from its sale, which could have a material adverse impact on our business and operations.

Additionally, in combination clinical development, there is an inherent risk of drug-drug interactions between combination agents which may affect each component’s individual pharmacologic properties and the overall efficacy and safety of the combination regimen. Both TG-1101 and TGR-1202 are being evaluated in combination with a variety of other active anti-cancer agents which may cause unforeseen toxicity, or impact the severity, duration, and incidence of adverse events observed compared to those seen in the single agent studies of these agents. Further, with multi-drug combinations, it is often difficult to interpret or properly assign attribution of an adverse event to any one particular agent, introducing the risk that toxicity caused by a component of a combination regimen could have a material adverse impact on the development of our product candidates. There can be no assurances given that the combination regimens being studied will display tolerability or efficacy suitable to warrant further testing or produce data that is sufficient to obtain marketing approval.

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

We may experience delays in the commencement of our clinical trials or in the receipt of data from preclinical and clinical trials conducted by third parties, which could result in increased costs and delay our ability to pursue regulatory approval.

Delays in the commencement of clinical trials and delays in the receipt of data from preclinical or clinical trials conducted by third parties could significantly impact our product development costs. Before we can initiate clinical trials in the United States for our product candidates, we need to submit the results of preclinical testing, usually in animals, to the FDA as part of an IND, along with other information including information about product chemistry, manufacturing and controls and its proposed clinical trial protocol for our product candidates.

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

Our product candidates are in the initial stages of development and are currently manufactured in small batches for use in pre-clinical and clinical studies. Process improvements implemented to date have changed, and process improvements in the future may change, the activity profile of the product candidates, which may affect the safety and efficacy of the products. No assurance can be given that the material manufactured from any of the optimized processes will perform comparably to the product candidates as manufactured to date and used in currently available pre-clinical data and or in early clinical trials reported in this or any previous filing. Additionally, future clinical trial results will be subject to the same level of uncertainty if, following such trials, additional process improvements are made. In addition, we are currently in the process of engaging a secondary manufacturer for TG-1101 to meet our current clinical and future commercial needs. No assurance can be given that the secondary manufacturing will be successful or that material manufactured by the secondary manufacturer will perform comparably to TG-1101 as manufactured to date and used in currently available pre-clinical data and or in early clinical trials reported in this or any previous filing. If the secondary manufacturer is not successful in replicating the product or experiences delays, we may experience delays in its clinical development.

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

If our competitors develop treatments for the target indications for which any of our product candidates may be approved, and they are approved more quickly, marketed more effectively or demonstrated to be more effective than our product candidates, our commercial opportunity will be reduced or eliminated.

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

With respect to TGR-1202, there are several PI3K delta targeted compounds both approved, such as Gilead’s Zydelig™ (idelalisib), and in development, including, but not limited to, Infinity Pharmaceuticals’ IPI-145, and Acerta Pharmaceuticals’ ACP-319, which if approved we would expect to compete directly with TGR-1202. In addition, there are numerous other novel therapies targeting similar pathways to TGR-1202 in development, which if approved would also compete with TGR-1202 in similar indications, such as the BTK inhibitor, ibrutinib (FDA approved for MCL and CLL and marketed by Pharmacyclics/ and Janssen), or the blc-2 inhibitor ABT-199 (under clinical development by AbbVie and Roche).

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

We will need to increase the size of our organization and the scope of our outside vendor relationships, and we may experience difficulties in managing this growth.

As of September 30, 2014, we had sixteen full and part time employees. Over time, we will need to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue research and development activities, and commercialize our product candidates. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth, and various projects requires that we:

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and we may not be able to do so in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our development objectives, our ability to raise additional capital, and our ability to implement our business strategy.

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

We may seek to expand our business through the acquisition of, investments in and strategic alliances with companies, technologies, products, and services. Acquisitions, investments and strategic alliances involve a number of special problems and risks, including, but not limited to:

•	difficulty integrating acquired technologies, products, services, operations and personnel with the existing businesses;
•	diversion of management’s attention in connection with both negotiating the acquisitions and integrating the businesses;
•	strain on managerial and operational resources as management tries to oversee larger operations;
•	difficulty implementing and maintaining effective internal control over financial reporting at businesses that we acquire, particularly if they are not located near our existing operations;
•	exposure to unforeseen liabilities of acquired companies;
•	potential costly and time-consuming litigation, including stockholder lawsuits;
•	potential issuance of securities to equity holders of the company being acquired with rights that are superior to the rights of holders of our common stock or which may have a dilutive effect on our stockholders;
•	risk of loss of invested capital;
•	the need to incur additional debt or use cash; and
•	the requirement to record potentially significant additional future operating costs for the amortization of intangible assets.

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

Interference proceedings provoked by third parties or brought by the U.S. Patent and Trademark Office (“PTO”) may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our collaborators or licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States.

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

As of September 30, 2014, we had net cash, cash equivalents, investment securities and interest receivable of approximately $67,289,264. We believe that our cash and cash equivalents and investments will sustain our operations for more than 24 months from September 30, 2014. As a result, we will need additional capital to continue our operations beyond that time. We will need to seek additional sources of financing in the future, which might not be available on favorable terms, if at all, to continue our operations. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned preclinical and clinical trials or obtain approval of any of our product candidates from the FDA or any foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which would have a dilutive effect to stockholders.

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

We have never been profitable, and, as of September 30, 2014, we had an accumulated deficit of $76,388,851. We have generated operating losses in all periods since we were incorporated. We expect to make substantial expenditures resulting in increasing operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial efforts for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

3.1	Amended and Restated Certificate of Incorporation of TG Therapeutics, Inc., dated April 26, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

3.2	Certificate of Amendment of Amended and Restated Certificate Incorporation of TG Therapeutics, Inc., dated June 9, 2014 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

3.3	Amended and Restated Bylaws of TG Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.1	Licensing Agreement by and between TG Therapeutics, Inc. and Rhizen Pharmaceuticals S A, dated September 22, 2014. Confidential Treatment Requested. Confidential portions of this document have been redacted and have separately been filed with the Commission.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2014.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2014.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2014.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: November 14, 2014	By:	/s/ Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

10.1	Licensing Agreement by and between TG Therapeutics, Inc. and Rhizen Pharmaceuticals S A, dated September 22, 2014. Confidential Treatment Requested. Confidential portions of this document have been redacted and have separately been filed with the Commission.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2014.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2014.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2014.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2014.

