Form 10-K
period 2014-12-31
TG THERAPEUTICS, INC.
filed 2015-03-16
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number 1-32639

TG THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3898269 (I.R.S. Employer Identification No.)

3 Columbus Circle 15th Floor New York, New York (Address of principal executive offices)	10019 (Zip Code)

Registrant’s telephone number, including area code: (212) 554-4484

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.001 Per Share (Title of Class)	NASDAQ Capital Market (Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was $206,996,000 as of June 30, 2014, based on the closing sale price of such stock as reported on the NASDAQ Capital Market.

There were 46,543,932 shares of the registrant’s common stock, $0.001 par value, outstanding as of March 12, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

TG THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

ITEM 1. BUSINESS.

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for b-cell malignancies and autoimmune diseases. Currently, the company is developing two therapies targeting hematological malignancies. TG-1101 (ublituximab) is a novel, glycoengineered monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes. TG Therapeutics is also developing TGR-1202, an orally available PI3K delta inhibitor. The delta isoform of PI3K is strongly expressed in cells of hematopoietic origin and is believed to be important in the proliferation and survival of B-lymphocytes. Both TG-1101 and TGR-1202 are in clinical development for patients with hematologic malignancies. The Company also has a pre-clinical program to develop inhibitors of IRAK4 (interleukin-1 receptor-associated kinase 4), as well as an antibody research program to develop anti-PD-L1 and anti-GITR antibodies, all currently in pre-clinical development.

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

In oncology settings, anti-CD20 therapy is generally used in combination with other anti-cancer agents where it demonstrates maximum activity as opposed to single agent usage. As a result, subsequent clinical development for TG-1101 has focused on combination therapy. Currently, our priority combination trials for TG-1101 are:

•	TG-1101 in combination with ibrutinib, a BTK inhibitor, for patients with CLL and Mantle Cell Lymphoma (MCL); and
•	TG-1101 in combination with TGR-1202, the Company’s development stage PI3Kδ inhibitor, for patients with CLL and NHL.

Additionally, in September 2014, we announced our first Phase 3 registration study for TG-1101, which is evaluating TG-1101 in combination with ibrutinib compared to ibrutinib alone in patients with high-risk CLL and is being conducted under Special Protocol Assessment (SPA) with the U.S. Food and Drug Administration (“FDA”), as described further below. This Phase 3 registration study commenced enrollment in January 2015.

Manufacturing of TG-1101 is currently performed by our partner, LFB Biotechnologies and we are in the process of bringing a secondary manufacturer on line.

Pre-Clinical Data Overview

The mechanism of action of anti-CD20 antibodies, including rituximab and TG-1101 has been elucidated and detailed in numerous academic and clinical studies. Upon conjugation of the antibody to the CD20 surface antigen, rituximab has been found to deplete B-lymphocytes through three primary mechanisms: ADCC, CDC, and DCD or PCD.

Antibody dependent cellular cytotoxicity, or ADCC, is a mechanism that is dependent on interactions between the Fc region of the antibody and the FcγR receptors on immune system effector cells, most notably the FcγRIIIA (CD16) receptor found on NK cells. These interactions trigger cells to release cytotoxic molecules and proteases resulting in B-cell death. TG-1101 is a third generation, type I chimeric IgG1 monoclonal antibody with a glycoengineered Fc region designed specifically to induce higher ADCC activity in comparison to rituximab, which has been demonstrated in pre-clinical models.

Clinical Data Overview and Recent Developments

Single Agent TG-1101 in Relapsed/Refractory CLL

A multicenter, open-label Phase I/Ib clinical trial of TG-1101 was completed which aimed to assess the safety, tolerability, and efficacy of TG-1101 in patients with relapsed or refractory CLL. This two part, first-in-man, dose escalating trial was conducted in nine centers in France with preliminary results presented at the 52nd and 53rd Annual American Society of Hematology (“ASH”) meetings, respectively.

The study regimen in Part 1 involved 21 patients in five dosing cohorts receiving infusions of TG-1101 at a dose ranging from 5mg to 450mg once weekly over the course of four weeks. Part 2 of this study included 12 patients and evaluated the safety and efficacy profile of TG-1101 when administered in an 8-dose regimen (150mg initial dose, followed by seven doses of 450mg).

TG-1101 was well tolerated with adverse events generally consistent with those exhibited by other anti-CD20 antibodies. In Part 2 of the study, rapid, near total blood lymphocyte depletion was observed in all patients. Overall response assessment at month four according to NCI-WG guidelines following treatment, TG-1101 was found to produce a durable partial response (“PR”) in 5/11 (45%) evaluable patients.

Single Agent TG-1101 in Relapsed/Refractory NHL & CLL

Our first US based trial entitled "An Open Label Phase I/II Trial of the Efficacy and Safety of TG-1101 in Patients with B-cell Non-Hodgkin’s Lymphoma who have Relapsed or are Refractory After CD20 Directed Antibody Therapy," was launched in the third quarter of 2012. In July 2014, this trial completed enrollment at 35 patients, of which 12 patients were included in the dose escalation component and 23 patients in various expansion cohorts. All enrolled patients were relapsed or refractory to Rituxan® or a Rituxan® containing regimen, and in most cases multiple other lines of therapy. Dr. Owen O'Connor, Professor of Medicine and Director, Center for Lymphoid Malignancies at New York Presbyterian Columbia Medical Center was the Principal Investigator for the multi-center study.

Data from this study was presented at the 50th American Society of Clinical Oncology (ASCO) 2014 Annual Meeting in Chicago, IL, and is summarized below:

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

Clinical Activity

The combined overall response rate (ORR) for the Phase 1 dose escalation component and expansion cohorts was 43% (30% PR, 13% CR) among the 30 rituximab relapsed/refractory patients evaluable for efficacy at the time of the presentation. TG-1101 displayed marked clinical activity as a single agent in a variety of lymphoma subtypes, reporting a 67% (4/6) response rate in patients with CLL and 44% (8/18) response rate in patients with indolent NHL (22% CR, 22% PR). Responses were durable, with a median duration of progression free survival (PFS) among patients who achieved SD or better not reached, and a median PFS for all patients on study of 34 weeks (n=30) at the time of the data presentation.

TG-1101 in Combination with TGR-1202 for Relapsed/Refractory NHL & CLL

In November 2013, we initiated a multi-center, Phase I study to evaluate the safety and efficacy of the combination of TG-1101 and TGR-1202, the Company's novel, once per day, PI3Kδ inhibitor, for patients with relapsed and/or refractory CLL and NHL. This is the first clinical trial evaluating the combination of TG-1101 and TGR-1202. In this study, dosing of TGR-1202 commenced at 800mg (initial formulation) and has escalated to 600mg (micronized formulation) once per day (QD) with dose escalation proceeding in a 3+3 design. Dose-escalation up to 1200mg micronized formulation is planned. Additional cohorts were added to this study to explore the triple therapy combination of TG-1101, TGR-1202, and ibrutinib.

The trial, entitled "A Multi-center Phase I/Ib Study Evaluating the Efficacy and Safety of TG-1101 (Ublituximab), a novel Glycoengineered Anti-CD20 Monoclonal Antibody, in Combination with TGR-1202, a Novel PI3k Delta Inhibitor, in Patients with B-cell Malignancies," will enroll CLL and NHL patients whose disease is relapsed from or refractory to prior therapies, including prior anti-CD20 monoclonal antibodies, PI3Kδ inhibitors, and/or BTK inhibitors The MD Anderson Cancer Center is the lead center for the trial with Nathan Fowler, MD, Assistant Professor and Co-Director of Clinical Research in the Department of Lymphoma, as the Study Chair for the NHL patient group and Susan O’Brien, MD, formerly of MD Anderson and now Professor and Medical Director for Cancer Clinical Trials and Research at UC Irvine as the Study Chair for the CLL patient group.

Preliminary data from this study was presented at the 56th Annual American Society of Hematology (ASH) meeting held in San Francisco, CA. and is summarized below:

Safety and Tolerability

The combination of TG-1101 and TGR-1202 was well tolerated in the 27 patients evaluable for safety, with day 1 infusion related reactions (IRR) being the most frequently reported adverse event. All IRR events were manageable without dose reductions, and all but one event was Grade 1 or 2 in severity. Other adverse events included neutropenia, nausea, and diarrhea, with neutropenia being the only Grade 3/4 adverse event reported in > 10% of patients (33%).

The triple combination of TG-1101, TGR-1202, and ibrutinib was well tolerated in the 5 patients evaluable for safety. No DLTs were observed with IRR, nausea, fatigue, and diarrhea being the most commonly reported Grade 1/2 adverse events. No dose reductions or dose delays were reported.

Clinical Activity

Of the 11 CLL/SLL patients enrolled, 9 were evaluable for efficacy. All 9 evaluable patients exhibited nodal reductions with 6 of 9 achieving a Partial Response by the iwCLL (Hallek 2008) or Cheson criteria. All evaluable CLL patients remained on study (durations of 3+ to 9+ months) pending further efficacy assessments and intra-patient dose escalation, which is permitted per protocol.

Of the 17 NHL or Richter's patients enrolled to date, all were evaluable for efficacy (7 Diffuse Large B-Cell Lymphoma (DLBCL), 9 Follicular Lymphoma (FL) and 1 Richter's). Patients in this group were heavily pre-treated, with 53% refractory to their prior treatment regimen. In patients with DLBCL an ORR of 43% (3/7) was observed with 2 patients achieving a Complete Response (CR), both of which were confirmed by independent radiologic review. Consistent with the exposure-response data recently reported in the single agent dose escalation trial of TGR-1202, all of the DLBCL and FL responses occurred at the highest dose tested (1200mg old formulation for DLBCL and 600mg micronized).

TG-1101 in Combination with Ibrutinib for Relapsed/Refractory MCL & CLL

In December 2013, we initiated a multi-center Phase 2 clinical trial to evaluate the safety and efficacy of the combination of TG-1101 and ibrutinib for patients with CLL and MCL. This is the first clinical trial evaluating the combination of TG-1101 and ibrutinib, an oral Bruton’s Tyrosine Kinase (BTK) inhibitor.

The trial, entitled "A Multi-center Phase 2 Study with Safety Run-in Evaluating the Efficacy and Safety of Ublituximab in Combination with Ibrutinib in Patients with Select B-Cell Malignancies," enrolled patients with CLL and MCL who are eligible to receive ibrutinib.  TG Therapeutics has partnered with the US Oncology Network and other select centers throughout the United States on the study, with Jeff Sharman, MD, Medical Director for Hematology Research, US Oncology Network, as the Study Chair.

Preliminary data from this study was presented at the 56th Annual American Society of Hematology (ASH) meeting held in San Francisco, CA. and is summarized below:

Safety and Tolerability

TG-1101 in combination with ibrutinib was well tolerated in the 54 patients evaluable for safety, with day 1 infusion related reactions (IRR) being the most frequently reported adverse event (regardless of causality). Only two Grade 3 or 4 adverse events were observed in > 5% of patients: IRR (6%) and neutropenia (6%). Overall, aside from day 1 IRR, the addition of TG-1101 did not appear to alter the safety profile seen historically with single agent ibrutinib.

Clinical Activity

Of the 54 patients treated, 39 CLL and 8 MCL patients were evaluable for response (2 SLL patients were enrolled and also included in the safety analysis). The 5 CLL patients who were not evaluable included 3 who discontinued due to an adverse event and 2 who withdrew consent prior to their first efficacy assessment.

The breakdown of responses is as follows:

Type	Pts (n)	CR (n)	PR* (n)	PR (n)	nPR (n)	SD (n)	PD (n)	ORR (%) (CR/PR)
CLL patients (all)	39	1	3	30	1	3	1	87%
High-Risk Subset	20	1	2	16	-	-	1	95%

MCL patients	8	3	-	4	-	1	-	88%

CR: Complete Response; PR*: CR pending bone marrow confirmation; PR: Partial Response by iwCLL (Hallek 2008) or Cheson Criteria; nPR: nodal PR; SD: Stable Disease > 12 weeks; PD: Progressive Disease

TG-1101 + Ibrutinib Phase 3 Study Program – The GENUINE Trial

We reached an agreement with the U.S. Food and Drug Administration (FDA) regarding a Special Protocol Assessment (SPA) on the design, endpoints and statistical analysis approach of a Phase 3 clinical trial for TG-1101 ibrutinib for the treatment of previously treated CLL patients with high risk cytogenetics. The SPA provides agreement that the Phase 3 trial design adequately addresses objectives that would support the regulatory submission for drug approval.

The Phase 3 trial, named the GENUINE trial, is a randomized controlled clinical trial, with patients receiving either TG-1101 plus ibrutinib or ibrutinib alone. The trial will enroll approximately 330 patients, with the first 200 patients evaluated for overall response rate (ORR), and all patients followed for progression-free survival (PFS). As per the SPA, if the data is positive, we plan to use the ORR data from the trial as the basis for submission of a Biologics License Application (BLA) for accelerated approval for TG-1101, with the PFS assessment intended to support a filing for full approval.

TGR-1202

Overview

The phosphoinositide-3-kinases (“PI3Ks”) are a family of enzymes involved in various cellular functions, including cell proliferation and survival, cell differentiation, intracellular trafficking, and immunity. There are four isoforms of PI3K (alpha, beta, delta, and gamma), of which the delta (δ) isoform is strongly expressed in cells of hematopoietic origin, and often implicated in B-cell related lymphomas.

TGR-1202 is an orally available PI3K delta inhibitor with nanomolar potency to the delta isoform and high selectivity over the alpha, beta, and gamma isoforms. TGR-1202 has demonstrated activity in several pre-clinical models and primary cells from patients with various hematologic malignancies.

We hold exclusive rights to develop and commercialize TGR-1202 for all indications worldwide, except India which has been retained by Rhizen Pharmaceuticals, SA.

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

Clinical Data Overview and Recent Developments

In January 2013, the Company initiated a Phase I, open label, multi-center, first-in-human clinical trial of TGR-1202 in patients with hematologic malignancies. The study entitled TGR-1202-101, "A Phase I Dose Escalation Study Evaluating the Safety and Efficacy of TGR-1202 in Patients with Relapsed or Refractory Hematologic Malignancies," is being run in collaboration with the Sarah Cannon Research Institute in Nashville, TN with Howard “Skip” Burris, MD, Executive Director, Drug Development as the acting Study Chair. Enrollment is open to patients with relapsed or refractory NHL, CLL, and other select hematologic malignancies. As of February 2015, TGR-1202-101 is ongoing and enrolling patients in the dose escalation component of the Phase I study and select expansion cohorts.

As of December 1, 2014, we had presented data from 55 patients with relapsed or refractory hematologic malignancies treated with TGR-1202 at doses ranging from 50 mg to 1800 mg QD of the initial formulation and 200 mg to 1200 mg of an improved micronized formulation of TGR-1202, which exhibits enhanced absorption over the initial formulation.

Data from this ongoing Phase I study was presented at the 56th Annual American Society of Hematology (ASH) meeting held in San Francisco, CA. and is summarized below:

Safety and Tolerability

Overall, TGR-1202 was considered to be well-tolerated with no dose-related trends in adverse events observed and no MTD reached to date. Grade 3/4 events continue to be limited, with neutropenia (13%) and thrombocytopenia (7%) the only Grade 3/4 events occurring in > 5% of patients. Notably, of the 55 patients evaluable for safety, no drug related hepatic (liver) toxicity or events of colitis have been observed, with the median time on study of approximately 6 months and some patients on daily TGR-1202 for over 1.5 years. To date, out of 55 patients treated with TGR-1202, only 2 (< 4%) patients were withdrawn due to an adverse event (one deemed unrelated, and one possibly related to TGR-1202).

Clinical Activity

Significant clinical activity was observed in patients with CLL treated at doses ≥ 800 mg of the initial formulation of TGR-1202 or with any dose of the improved micronized formulation, with all (14/14) patients exhibiting significant nodal reductions. Thirteen of fourteen evaluable patients (93%) exhibited a nodal response (> 50% reduction in nodal size) and 50% of patients (7/14) achieved a partial response per the iwCLL (Hallek 2008) criteria.

Among all disease types, 43 patients had been treated at doses ≥ 800 mg of the initial formulation of TGR-1202 or with any dose of the micronized formulation and were evaluable for efficacy (including patients who started at lower doses and were escalated), with 31/43 (72%) achieving a reduction in tumor burden with TGR-1202. In both CLL and indolent NHL (iNHL), an exposure/time/response relationship was noted where patients with higher TGR-1202 plasma concentrations on day 30 of treatment were observed to exhibit greater responses to TGR-1202 at early efficacy assessments. For instance, at drug concentrations > 4000ng/ml, 100% (6/6) of subjects who exhibited such concentrations on day 30 of treatment (4 CLL and 2 iNHL) achieved rapid responses (either nPR or PR at first or second assessment). The concentration threshold for response appears to be moderately higher with iNHL than with CLL. Of the 3 iNHL responders, 2 patients exhibited concentrations > 4,000ng/ml, while the third responder had lower TGR-1202 exposure and exhibited a longer time to response. An additional 9 patients of varying NHL histologies with lower initial TGR-1202 exposure remain on study with tumor burden reductions ranging from 19%-46%, pending further efficacy assessments. Additional responses were noted in patients with Hodgkin's lymphoma and Mantle Cell Lymphoma.

Market Opportunity for TG-1101 & TGR-1202

Our lead products under development, TG-1101 and TGR-1202 are for the treatment of B-cell hematologic malignancies. Hematologic malignancies include cancers derived from the bone marrow and lymph tissue. The non-Hodgkin’s lymphomas (NHL) represent a heterogeneous subset of these malignancies. Underneath the single rubric of lymphoma exist some of the most aggressive growing cancers (Burkitt’s lymphoma, lymphoblastic lymphoma, diffuse large-B-cell lymphoma), as well as some of the most indolent (small lymphocytic lymphoma, follicular lymphoma, and marginal zone lymphoma). In the United States, NHL represents 4-5% of all new cancer cases, and is the fifth leading cause of cancer death. According to the American Cancer Society, it is estimated in 2015 that there will be 71,850 new cases in the United States, and 19,790 deaths from NHL, despite improvements in treatment. Chronic lymphocytic leukemia (CLL) affects mainly older adults and accounts for one third of all diagnosed cases of leukemia. In the US, an estimated 14,620 new cases of CLL will be reported in 2015 with deaths totaling 4,650 due to the disease according to American Cancer Society estimates. Despite improvements in therapy, up to one third of patients with aggressive NHL continue to die from their disease, and indolent lymphomas remain incurable in the absence of allogeneic stem cell transplant. The treatment paradigm for hematologic malignancies is well standardized in front line settings, with the anti-CD20 monoclonal antibody, rituximab, administered generally in combination with chemotherapeutic agents. While front line therapies are generally efficacious, there are numerous downsides, including a high rate of toxicity associated with exposure to chemotherapeutic agents. While initially responsive, most patients with hematologic malignancies will relapse and require second, third, and sometimes more lines of therapy. As a result, there is a pressing need for new, innovative, targeted therapies for the treatment of this heterogeneous group of diseases.

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

Additionally, novel targeted agents are now being introduced which target specific signaling pathways and enzymes known to exhibit aberrant activity and overexpression in B-cell malignancies such as Bruton’s Tyrosine Kinase (BTK), and Phosphoinositide-3-Kinase delta (PI3K delta). The PI3K/AKT/mTOR pathway has been the target of numerous pharmaceutical agents, both approved and in development, however only recently has the delta isoform of PI3k been identified as a potential target for the treatment of hematologic malignancies and other B-cell lymphoproliferative disorders. Idelalisib (ZYDELIG™), a PI3K delta specific inhibitor from Gilead Pharmaceuticals, was approved by the FDA in 2014 for patients with CLL and indolent NHL. Duvelisib (also known as IPI-145), a PI3K delta and gamma specific inhibitor under development by Infinity Pharmaceuticals has also shown preliminary activity in hematologic malignancies of both B- and T-cell origin. Other agents targeting kinases downstream of the B-cell receptor, such as the BTK inhibitor, ibrutinib, have displayed high rates of response in patients with relapsed and refractory B-cell malignancies and have been recently approved for these indications. While these agents have demonstrated high levels of single agent activity in B-cell disorders, their clinical activity has been shown to be greatly enhanced when utilized in combination with anti-CD20 agents.

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

IRAK4

Interleukin-1 Receptor Associated Kinase 4, referred to as IRAK4, is a key signaling kinase that becomes inappropriately activated in tumors that carry certain oncogenic mutations of MYD88, which can be found in most patients with Waldenström's Macroglobulinemia, a rare B-cell cancer, as well as in a sub-set of patients with Non-Hodgkin's Lymphoma and Chronic Lymphocytic Leukemia. Additionally, IRAK4 is a key component of signaling pathways which regulate immune and inflammatory processes suggesting that inhibition of IRAK4 may also be useful in the treatment of autoimmune related disorders. We hold global rights to develop and commercialize the IRAK4 program, which was licensed from Ligand Pharmaceuticals. Our IRAK4 program is currently in pre-clinical development.

PD-L1 and GITR

In March 2015, we entered into a global collaboration agreement for the development and commercialization of anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies. Our anti-PD-L1 and anti-GITR programs are currently in pre-clinical development.

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

Product candidate	Target indication	Development status	Completion of phase	Estimated cost to complete phase
TG-1101 (ublituximab)	In combination with ibrutinib in previously treated high-risk CLL patients	Phase III	2018	Approximately $15 million
TG-1101	As a single agent and in combination for NHL and CLL (includes TGR-1202 and ibrutinib combinations)	Phase Ib/II	End of 2015	Approximately $3.5 million
TGR-1202	As a single agent and in combination with novel agents in multiple forms of cancer	Phase I	End of 2015	Approximately $1.5 million

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

In the United States, we have eight issued patents for TG-1101 which expire between 2021 and 2024, excluding any patent term extensions, as well as granted and pending foreign counterpart patent filings related to these issued patents. These patents include claims related to the manufacture and use of TG-1101. Additionally, we have over 25 issued patents outside the US, and over 30 patent applications pending worldwide including claims directed to the composition of matter and methods of treatment with TG-1101 in various settings.

TGR-1202

Pursuant to our license for TGR-1202 with Rhizen, we have the exclusive commercial rights to a series of patent applications in the U.S. and abroad. The patent applications include composition of matter patents relating to the structure, mechanism of action, and formulation for TGR-1202 as well as method of use patents which cover use of TGR-1202 in combination with various agents and for various therapeutic indications. All patent applications currently filed for TG-1202 are currently pending. Because the dates for any potential regulatory approval is currently unknown we cannot predict the expected expiration date, and it is possible that the life of these patents following regulatory approval could be minimal.

IRAK4

Pursuant to our license for the IRAK4 program with Ligand, we have the exclusive commercial rights to a patent family which covers the composition of matter and proposed methods of use for various therapeutic indications. All patent applications currently filed for the IRAK4 program are currently pending. Because the date for any potential regulatory approval is currently unknown we cannot predict the expected expiration date, and it is possible that the life of these patents following regulatory approval could be minimal.

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

TGR-1202

In September 2014, we exercised our option to license the global rights to TGR-1202, thereby entering into an exclusive licensing agreement (the “TGR-1202 License”) with Rhizen Pharmaceuticals, S A (“Rhizen”) for the development and commercialization of TGR-1202. Prior to this, we had been jointly developing TGR-1202 in a 50:50 joint venture with Rhizen.

Under the terms of the TGR-1202 License, Rhizen received a $4.0 million cash payment and 371,530 shares of our common stock as an upfront license fee. With respect to TGR-1202, Rhizen will be eligible to receive regulatory filing, approval and sales based milestone payments in the aggregate of approximately $175 million, a small portion of which will be payable on the first New Drug Application (NDA) filing and the remainder on approval in multiple jurisdictions for up to two oncology indications and one non-oncology indication and attaining certain sales milestones. In addition, if TGR-1202 is co-formulated with another drug to create a new product (a "New Product"), Rhizen will be eligible to receive similar regulatory approval and sales based milestone payments for such New Product. Additionally, Rhizen will be entitled to tiered royalties that escalate from high single digits to low double digits on our future net sales of TGR-1202 and any New Product. In lieu of sales milestones and royalties on net sales, Rhizen shall also be eligible to participate in sublicensing revenue, if any, based on a percentage that decreases as a function of the number of patients treated in clinical trials following the exercise of the license option. Rhizen will retain global manufacturing rights to TGR-1202, provided that they are price competitive with alternative manufacturers. The license will terminate on a country by country basis upon the expiration of the last licensed patent right or any other exclusivity right in such country, unless the agreement is earlier terminated (i) by us for any reason, (ii) by either party due to a breach of the agreement.

IRAK4

In June 2014, we entered into an exclusive licensing agreement with Ligand Pharmaceuticals Incorporated ("Ligand") for the development and commercialization of Ligand's interleukin-1 receptor associated kinase-4 ("IRAK4") inhibitor technology, which currently is in preclinical development for potential use against certain cancers and autoimmune diseases. IRAK4 is a serine/threonine protein kinase that is a key downstream signaling component of the interleukin-1 receptor and multiple toll-like receptors.

Under the terms of the license agreement, Ligand received 125,000 shares of our common stock as an upfront license fee. Ligand will also be eligible to receive maximum potential milestone payments of approximately $207 million upon the achievement of specific clinical, regulatory and commercial milestone events. Additionally, Ligand will be entitled to royalties on our future net sales of licensed products containing IRAK4 inhibitors. The basic royalty rate for licensed products covered by Ligand's issued patents will be 6% for annual sales of up to $1 billion and 9.5% for annual sales in excess of that threshold. The license will terminate on a country by country basis upon the expiration of the last licensed patent right or 10 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated by either party due to a breach of the agreement in the event of the insolvency of the other party.

PD-L1 and GITR

In March 2015, we entered into a Global Collaboration (the “Collaboration”) with Checkpoint Therapeutics, Inc. (“Checkpoint”), a subsidiary of Coronado Biosciences, Inc. (“CNDO”) for the development and commercialization of Checkpoint’s anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies.

Under the terms of the Collaboration, we will make an up-front payment of $500,000 as well as make development and sales-based milestone payments up to an aggregate of $164 million, and will pay a tiered single digit royalty on net sales. The royalty term will terminate on a country by country basis upon the later of (i) ten years after the first commercial sale of any applicable licensed product in such country, or (ii) the expiration of the last-to-expire patent held by Dana Farber containing a valid claim to any licensed product in such country.

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

If approved, we expect TG-1101 to compete directly with Roche Group’s Rituxan® (rituximab) and Gazyva® (obinutuzumab), Spectrum Pharmaceutical’s Zevalin® (Y90-Ibritumomab Tiuxetan), Dr. Reddy’s Laboratories’ Reditux®, and Genmab and GlaxoSmithKline’s Arzerra® (ofatumumab) among others, each of which is currently approved for the treatment of various diseases including NHL and CLL. In addition, other pharmaceutical companies are developing anti-CD20 antibodies which, if approved, would potentially compete with TG-1101. New developments, including the development of other pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace.

With respect to TGR-1202, if approved, we expect to compete directly with Gilead’s Zydelig™ (idelalisib), as well as with other PI3K delta inhibitors which are currently in development, which, if approved, would potentially compete with TGR-1202, such as Infinity Pharmaceuticals’ duvelisib (IPI-145) and Acerta Pharma’s ACP-319. In addition, there are numerous other novel therapies targeting similar pathways to TGR-1202 in development, which would also compete with TGR-1202 in similar indications, such as the BTK inhibitor, ibrutinib (FDA approved for Mantle Cell Lymphoma, CLL, and Waldenstrom’s Macroglobulinemia marketed by Pharmacyclics and Janssen), the BTK inhibitor ACP-196 (under clinical development by Acerta Pharma), or the blc-2 inhibitor ABT-199 (under clinical development by AbbVie and Roche), among others.

Additional information can be found under Item 1A - Risk Factors – Other Risks Related to Our Business within this report.

SUPPLY AND MANUFACTURING

We have limited experience in manufacturing products for clinical or commercial purposes. We currently do not have any manufacturing capabilities. We have established contract manufacturing relationships for the supply of TG-1101 as part of our license agreement with LFB Biotechnologies. We have also established contract manufacturing relationships for the supply of TGR-1202 as part of our licensing agreement with Rhizen, and contract manufacturing relationships to support our IRAK4 development program. As with any supply program, obtaining pre-clinical and clinical materials of sufficient quality and quantity to meet the requirements of our development programs cannot be guaranteed and we cannot ensure that we will be successful in this endeavor. In addition, we anticipate the need for the current scale of production for each of our products to be significantly expanded as we enter later stages of development. There can be no assurance given that such scale-up will be successful in providing pharmaceutical product that is of sufficient quantity, or of a quality that is consistent with our previously established specifications, or that meets the requirements set by regulatory agencies under which we may seek approval of our product candidates.

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

Before receiving FDA approval to market a product, we must demonstrate that the product is safe and effective for its intended use by submitting to the FDA an NDA or BLA containing the pre-clinical and clinical data that have been accumulated, together with chemistry and manufacturing and controls specifications and information, and proposed labeling, among other things. The FDA may refuse to accept an NDA/BLA for filing if certain content criteria are not met and, even after accepting an NDA/BLA, the FDA may often require additional information, including clinical data, before approval of marketing a product.

It is also becoming more common for the FDA to request a Risk Evaluation and Mitigation Strategy, or REMS, as part of a NDA/BLA. The REMS plan contains post-market obligations of the sponsor to train prescribing physicians, monitor off-label drug use, and conduct sufficient Phase 4 follow-up studies and registries to ensure the continued safe use of the drug.

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

If the FDA grants approval, the approval will be limited to those disease states, conditions and patient populations for which the product is safe and effective, as demonstrated through clinical studies. Further, a product may be marketed only in those dosage forms and for those indications approved in the NDA/BLA. Certain changes to an approved NDA/BLA, including, with certain exceptions, any significant changes to labeling, require approval of a supplemental application before the drug may be marketed as changed. Any products that we manufacture or distribute pursuant to FDA approvals are subject to continuing monitoring and regulation by the FDA, including compliance with cGMP and the reporting of adverse experiences with the drugs. The nature of marketing claims that the FDA will permit us to make in the labeling and advertising of our products will generally be limited to those specified in FDA approved labeling, and the advertising of our products will be subject to comprehensive monitoring and regulation by the FDA. Drugs whose review was accelerated may carry additional restrictions on marketing activities, including the requirement that all promotional materials are pre-submitted to the FDA. Claims exceeding those contained in approved labeling will constitute a violation of the FDCA. Violations of the FDCA or regulatory requirements at any time during the product development process, approval process, or marketing and sale following approval may result in agency enforcement actions, including withdrawal of approval, recall, seizure of products, warning letters, injunctions, fines and/or civil or criminal penalties. Any agency enforcement action could have a material adverse effect on our business.

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

EMPLOYEES

As of March 2, 2015, we had twenty-four full and part-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

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

In order to submit and maintain an IND, Biologics License Application (“BLA”), or New Drug Application (“NDA”) to the FDA, it is necessary to submit all information on the clinical, non-clinical, chemistry, manufacturing, controls and quality aspects of the product candidate. We rely on our third party contractors and our licensing partners to provide a significant portion of this data. If we are unable to obtain this data, or the data is not sufficient to meet the regulatory requirements, we may experience significant delays in our development programs. Additionally, an IND must be active in each division in which we intend to conduct clinical trials. Currently we do not have an active IND for any of the IRAK4 inhibitors. Additionally, there can be no assurance given that any of the molecules under development in our IRAK4 inhibitor program will demonstrate sufficient pharmacologic properties during pre-clinical evaluation to advance to IND enabling studies, or that such IND enabling studies, if any are conducted, will provide data sufficient to support the filing of an IND, or that such IND, if filed, would be accepted by any FDA division under which we would seek to develop any product candidate. While we maintain an active IND for TG-1101 and TGR-1202 enabling the conduct of studies in the FDA’s Division of Hematology and Oncology, there can be no assurance that we will be successful in obtaining an active IND for TG-1101 or TGR-1202 in any other division under whose supervision we may seek to develop our product candidates, or that the FDA will allow us to continue the development of our product candidates in those divisions where we maintain an active IND.

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

In September 2014, we announced a Phase 3 clinical trial for TG-1101 in previously treated patients with high-risk CLL which is to be conducted pursuant to an SPA with the FDA. Many companies which have been granted SPAs and/or the right to utilize the FDA’s Fast Track or accelerated approval process have ultimately failed to obtain final approval to market their drugs. Since we are seeking approvals under SPAs, based on protocol designs negotiated with the FDA, we may be subject to enhanced scrutiny. Further, any changes or amendments to a protocol that is being conducted under SPA will have to be reviewed and approved by the FDA to verify that the SPA agreement is still valid. Additionally, even if the primary endpoint in a Phase 3 clinical trial is achieved, a SPA does not guarantee approval. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee prior to making its final decision. Even with “fast track” or “priority review” status which we intend to seek for our product candidates, such designations do not necessarily mean a faster development process or regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures.

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

We have not completed testing of any of our product candidates for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent that adverse events, if any, will be observed in patients who receive any of our product candidates. To date, clinical trials using TG-1101 and TGR-1202 have demonstrated a toxicity profile that was deemed acceptable by the investigators performing such studies. Such interpretation may not be shared by future investigators or by the FDA and in the case of TG-1101 and TGR-1202, even if deemed acceptable for oncology applications, it may not be acceptable for diseases outside the oncology setting, and likewise for any other product candidates we may develop. Additionally, the severity, duration and incidence of adverse events may increase in larger study populations. With respect to TG-1101, the toxicity when manufactured under different conditions is not known, and it is possible that additional and/or different adverse events may appear upon the human use of those formulations and those adverse events may arise with greater frequency, intensity and duration than in the current formulation. Such risk also exists for new manufacturing processes and/or formulations, if any, of TGR-1202, the clinical impact of which is not known, including the micronized formulation of TGR-1202 which has only been studied in a limited number of subjects to date. Further, with respect to TGR-1202, although more than 50 patients have been dosed in the ongoing first-in-human dose-escalation Phase I single agent study, the full adverse effect profile of TGR-1202 is not known. It is unknown as the dose escalation continues and patients are exposed for longer durations to TGR-1202, whether greater frequency and/or severity of adverse events are likely to occur as a maximum tolerated dose is reached. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain marketing approval and generate revenues from its sale, which could have a material adverse impact on our business and operations.

Additionally, in combination clinical development, there is an inherent risk of drug-drug interactions between combination agents which may affect each component’s individual pharmacologic properties and the overall efficacy and safety of the combination regimen. Both TG-1101 and TGR-1202 are being evaluated in combination together, as well as with a variety of other active anti-cancer agents, which may cause unforeseen toxicity, or impact the severity, duration, and incidence of adverse events observed compared to those seen in the single agent studies of these agents. Further, with multi-drug combinations, it is often difficult to interpret or properly assign attribution of an adverse event to any one particular agent, introducing the risk that toxicity caused by a component of a combination regimen could have a material adverse impact on the development of our product candidates. There can be no assurances given that the combination regimens being studied will display tolerability or efficacy suitable to warrant further testing or produce data that is sufficient to obtain marketing approval.

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

If approved, we expect TG-1101 to compete directly with Roche Group’s Rituxan® (rituximab) and Gazyva® (obinutuzumab or GA-101), Spectrum Pharmaceutical’s Zevalin® (Y90-Ibritumomab Tiuxetan), and Genmab and GlaxoSmithKline’s Arzerra® (ofatumumab) among others, each of which is currently approved for the treatment of various diseases including NHL and CLL. In addition, a number of pharmaceutical companies are developing antibodies targeting CD20, CD19, and other B-cell associated targets, chimeric antigen receptor T-cell (CAR-T) immunotherapy, and other B-cell ablative therapy which, if approved, would potentially compete with TG-1101. New developments, including the development of other pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace.

With respect to TGR-1202, there are several PI3K delta targeted compounds both approved, such as Gilead’s Zydelig™ (idelalisib), and in development, including, but not limited to, Infinity Pharmaceuticals’ duvelisib (IPI-145), and Acerta Pharma’s ACP-319, which if approved we would expect to compete directly with TGR-1202. In addition, there are numerous other novel therapies targeting similar pathways to TGR-1202 in development, which if approved would also compete with TGR-1202 in similar indications, such as the BTK inhibitor, ibrutinib (FDA approved for MCL, CLL, and WM and marketed by Pharmacyclics and Janssen), the BTK inhibitor ACP-196 (under development by Acerta Pharma), or the blc-2 inhibitor ABT-199 (under clinical development by AbbVie and Roche).

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

As of March 2, 2015, we had twenty-four full and part time employees. Over time, we will need to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue research and development activities, and commercialize our product candidates. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth, and various projects requires that we:

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

As of December 31, 2014, we had net cash, cash equivalents, investment securities and interest receivable of approximately $78,861,000. We believe that our cash and cash equivalents and investments, inclusive of the amounts raised subsequent to the end of the year, will sustain our operations for more than 24 months from December 31, 2014. As a result, we will need additional capital to continue our operations beyond that time. Required additional sources of financing to continue our operations in the future might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned preclinical and clinical trials or obtain approval of any of our product candidates from the FDA or any foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which would have a dilutive effect to stockholders.

Currently, none of our product candidates have been approved by the FDA or any foreign regulatory authority for sale. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand and amounts raised in future offerings or financings.

We have a history of operating losses, expect to continue to incur losses, and are unable to predict the extent of future losses or when we will become profitable, if ever.

We have not yet demonstrated an ability to obtain regulatory approval for or commercialize a product candidate. Our short operating history makes it difficult to evaluate our business prospects and consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical or biotechnology products. Our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in the early stages of operations and the competitive environment in which we operate.

We have never been profitable and, as of December 31, 2014, we had an accumulated deficit of $95,185,280. We have generated operating losses in all periods since we were incorporated. We expect to make substantial expenditures resulting in increasing operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial efforts for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Risks Related to Our Common Stock

We are controlled by current officers, directors and principal stockholders.

Our directors, executive officers, their affiliates, and our principal stockholders beneficially own approximately 40% percent of our outstanding voting stock, including shares underlying outstanding options and warrants. Our directors, officers and principal stockholders, taken as a whole, have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues submitted to our stockholders.

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

Certain anti-takeover provisions in our charter documents and Delaware law could make a third-party acquisition of us difficult. This could limit the price investors might be willing to pay in the future for our common stock.

Provisions in our amended and restated certificate of incorporation and restated bylaws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, or control us. These factors could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Our amended and restated certificate of incorporation allows us to issue preferred stock without the approval of our stockholders. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of our common stock or could adversely affect the rights and powers, including voting rights, of such holders. In certain circumstances, such issuance could have the effect of decreasing the market price of our common stock. Our restated bylaws eliminate the right of stockholders to call a special meeting of stockholders, which could make it more difficult for stockholders to effect certain corporate actions. Any of these provisions could also have the effect of delaying or preventing a change in control.

On July 18, 2014, the Board of Directors declared a distribution of one right for each outstanding share of common stock. The rights may have certain anti-takeover effects. The rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by the Board of Directors unless the offer is conditioned on a substantial number of rights being acquired. However, the rights should not interfere with any merger, statutory share exchange or other business combination approved by the Board of Directors since the rights may be terminated by us upon resolution of the Board of Directors. Thus, the rights are intended to encourage persons who may seek to acquire control of the Company to initiate such an acquisition through negotiations with the Board of Directors. However, the effect of the rights may be to discourage a third party from making a partial tender offer or otherwise attempting to obtain a substantial equity position in the equity securities of, or seeking to obtain control of, the Company. To the extent any potential acquirers are deterred by the rights, the rights may have the effect of preserving incumbent management in office.

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

The following table sets forth the high and low closing sale prices of our common stock for the periods indicated.

	High	Low
Fiscal Year Ended December 31, 2014
Fourth Quarter	$18.25	$9.38
Third Quarter	$11.93	$7.37
Second Quarter	$9.93	$4.51
First Quarter	$7.59	$4.10

	High	Low
Fiscal Year Ended December 31, 2013
Fourth Quarter	$5.16	$3.17
Third Quarter	$6.87	$5.04
Second Quarter	$7.49	$5.26
First Quarter	$6.40	$3.50

Holders

The number of record holders of our common stock as of March 10, 2015 was 465.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2014, regarding the securities authorized for issuance under our equity compensation plans, consisting of the 2003 Stock Option Plan, and the TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	194	$971.70	126,000
Equity compensation plans not approved by security holders	—	—	—
Total	194	$971.70	126,000

For information about all of our equity compensation plans see Note 5 to our Consolidated Financial Statements included in this report.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

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

Overview

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for b-cell malignancies and autoimmune diseases. Currently, the company is developing two therapies targeting hematological malignancies. TG-1101 (ublituximab) is a novel, glycoengineered monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes. TG Therapeutics is also developing TGR-1202, an orally available PI3K delta inhibitor. The delta isoform of PI3K is strongly expressed in cells of hematopoietic origin and is believed to be important in the proliferation and survival of B-lymphocytes. Both TG-1101 and TGR-1202 are in clinical development for patients with hematologic malignancies. The Company also has a pre-clinical program to develop inhibitors of IRAK4 (interleukin-1 receptor-associated kinase 4), as well as an antibody research program to develop anti-PD-L1 and anti-GITR antibodies, all currently in pre-clinical development.

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

Our research and development expenses consist primarily of expenses related to in-licensing of new product candidates, fees paid to consultants and outside service providers for clinical and laboratory development, facilities-related and other expenses relating to the design, development, manufacture, testing and enhancement of our drug candidates and technologies. We expense our research and development costs as they are incurred. Research and development expenses for the years ended December 31, 2014 and 2013 were $31,354,781 and $12,621,161, respectively, excluding non-cash compensation expenses related to research and development.

The following table sets forth the research and development expenses per project, exclusive of non-cash compensation expenses, for the periods presented.

	2014	2013
TG-1101	$15,410,925	$8,281,028
TGR-1202	14,249,856	4,340,133
IRAK4	1,694,000	—
Total	$31,354,781	$12,621,161

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

RESULTS OF OPERATIONS

Years Ended December 31, 2014 and 2013

	Years Ended December 31,
	2014	2013

License revenue	$152,381	$152,381

Costs and expenses:
Research and development:
Noncash stock expense associated with in-licensing agreements	5,350,094	—
Noncash compensation	8,731,566	1,041,519
Other research and development	26,004,687	12,621,161
Total research and development	40,086,347	13,662,680

General and administrative:
Noncash compensation	12,373,726	4,161,629
Other general and administrative	3,413,400	2,496,461
Total general and administrative	15,787,126	6,658,090

Impairment of in-process research and development	—	2,797,600

Total costs and expenses	55,873,473	23,118,370

Operating loss	(55,721,092)	(22,965,989)

Other expense (income), net	60,185	(2,487,779)

Net loss	$(55,781,277)	$(20,478,210)

License Revenue. License revenue was $152,381 for each of the years ended December 31, 2014 and 2013. License revenue is related to the amortization of an upfront payment of $2.0 million associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Stock Expense Associated with In-licensing Agreements. Noncash stock expense associated with in-licensing agreements was $5,350,094 for the year ended December 31, 2014, as compared to $0 for the year ended December 31, 2013. The expense during the year ended December 31, 2014 was recorded in conjunction with the stock issued to Rhizen of approximately $4,100,000 to exercise our option to license TGR-1202, and approximately $1,200,000 for the common stock issued to Ligand as an upfront payment for the license to the IRAK4 inhibitors program.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants increased by $7,690,047 from $1,041,519 for the year ended December 31, 2013 to $8,731,566 during the year ended December 31, 2014. The increase in noncash compensation expense was primarily related to milestone-based vesting of restricted stock grants to employees and consultants during the year ended December 31, 2014. We expect noncash compensation expense (research and development) to remain at a comparable level in 2015.

Other Research and Development Expenses. Other research and development expenses increased by $13,383,526 from $12,621,161 for the year ended December 31, 2013 to $26,004,687 for the year ended December 31, 2014. The increase in other research and development expenses was due primarily to increased research and development expenses associated with TG-1101 and TGR-1202 of approximately $7,100,000 and $3,800,000, respectively. In addition, during the year ended December 31, 2014 we expensed $4,000,000 related to the upfront cash milestone payment to Rhizen to exercise the license option for TGR-1202. We expect our other research and development costs to increase during 2015 as we commence multiple Phase 3 registration programs.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants increased by $8,212,097 from $4,161,629 for the year ended December 31, 2013 to $12,373,726 during the year ended December 31, 2014. The increase in noncash compensation expense was primarily related to milestone-based vesting of restricted stock grants to personnel during the year ended December 31, 2014. We expect noncash compensation expense (general and administrative) to remain at a comparable level in 2015.

Other General and Administrative Expenses. Other general and administrative expenses increased by $916,939 from $2,496,461 for the year ended December 31, 2013 to $3,413,400 for the year ended December 31, 2014. The increase was due primarily to Delaware franchise taxes, legal fees and Nasdaq listing fees. We expect our other general and administrative expenses to increase modestly during 2015.

Impairment of in-process research and development. The impairments recognized in 2013 related to the in-process research and development intangible asset recorded in connection with the Exchange Transaction. As of December 31, 2013, as a result of expiring intellectual property, uncertain regulatory pathways, and market changes affecting the commercial potential for the Ariston in-process research and development asset (AST-726), the Company determined that the asset's carrying value was no longer recoverable. Impairment testing of our indefinite lived intangible assets is performed annually or when a triggering event occurs that could indicate a potential impairment.

Other Expense (Income), Net. Other income decreased by $2,547,964 from $2,487,779 of income for the year ended December 31, 2013 to $60,185 of expense for the year ended December 31, 2014. Other income for the year ended December 31, 2013 included a change in the fair value of notes payable of approximately $2,500,000 resulting from the valuation of the convertible notes payable to zero except for the conversion feature of the notes payable. See Note 4 for further details.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash have been from the sale of equity securities, the upfront payment from our Sublicense Agreement with Ildong, and warrant and option exercises. We have not yet commercialized any of our drug candidates and cannot be sure if we will ever be able to do so. Even if we commercialize one or more of our drug candidates, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to obtain regulatory approval for our drug candidates, successfully complete any post-approval regulatory obligations and successfully commercialize our drug candidates alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

As of December 31, 2014, we had $78,861,334 in cash and cash equivalents, investment securities, and interest receivable. Subsequent to the year ended December 31, 2014, we sold a total of 1,369,777 shares of common stock under the 2015 ATM for aggregate net proceeds of approximately $19.3 million.

We currently anticipate that our cash and cash equivalents as of December 31, 2014 plus the amounts raised subsequent to the end of the year are sufficient to fund our anticipated operating cash requirements for more than 24 months from December 31, 2014. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Cash used in operating activities for the year ended December 31, 2014 was $35,059,919 as compared to $10,739,110 for the year ended December 31, 2013. The increase in cash used in operating activities was due primarily to increased expenditures associated with our clinical development programs for TG-1101 and TGR-1202, and the upfront cash milestone payment of $4.0 million to exercise the license for TGR-1202.

For the year ended December 31, 2014, net cash used in investing activities was $18,355,289 as compared to $4,925,552 for the year ended December 31, 2013. The increase in net cash used in investing activities was primarily due to an increase in our investment in held-to-maturity treasury securities.

Cash provided by financing activities for the year ended December 31, 2014 was $68,643,526 as compared to $39,694,133 for the year ended December 31, 2013. The increase in net cash provided by financing activities in 2014 was primarily related to the 2013 ATM Facility and 2014 Equity financing, as discussed below, as well as proceeds from the exercise of warrants.

2013 ATM Facility

On June 21, 2013, we entered into an At-the-Market Issuance Sales Agreement (the “2013 ATM”) with MLV & Co. LLC (“MLV”) under which we could issue and sell shares of our common stock, having aggregate offering proceeds of up to $50.0 million, from time to time through MLV, acting as the sales agent. Under the agreement we would pay MLV a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock sold through MLV.

During the year ended December 31, 2014, we sold a total of 4,850,055 shares of common stock under this arrangement for aggregate total gross proceeds of approximately $50.0 million at an average selling price of $10.31 per share. Net proceeds were approximately $48.8 million after deducting commissions and other transaction costs. We have fully utilized the capacity under this 2013 ATM and, accordingly, no further sales can be made under this 2013 ATM.

2014 Equity Financing

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

Accounting Related to Goodwill. As of December 31, 2014 and 2013, there was $799,391 of goodwill on our consolidated balance sheets. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

Accounting For Income Taxes. In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimation of our actual current tax exposure and assessment of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statements of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have fully offset our deferred tax assets with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the reversal or expiration of such deferred tax assets were the primary factors considered by management in maintaining the valuation allowance.

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

On June 10, 2014, FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities: Elimination of Certain Financial Reporting Requirements. The update removes the definition of a development stage entity from FASB ASC 915 and eliminates the requirement for development stage entities to present inception-to-date information on the statements of operations, cash flows and stockholders’ deficit. We early adopted this standard for the periods covered by this report.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements—Going Concern, which requires that management of an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. This update will become effective beginning January 1, 2017, with early adoption permitted. The provisions of this standard are not expected to significantly impact the Company.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2014, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive and Chief Financial Officers concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO Framework. Our management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2014 was audited by CohnReznick LLP, our independent registered public accounting firm, as stated in their report appearing below, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2014.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TG Therapeutics, Inc.

We have audited TG Therapeutics, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TG Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on TG Therapeutics, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that  transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and  expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, TG Therapeutics, Inc. and Subsidiaries has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on the COSO criteria. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of TG Therapeutics, Inc. and Subsidiaries as of December 31, 2014 and 2013, and for each of the years then ended and our report dated March 16, 2015, expressed an unqualified opinion thereon.

/s/ CohnReznick LLP

Roseland, New Jersey

March 16, 2015

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2015 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2015 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2015 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2015 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2015 Annual Meeting of Stockholders.

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

3. Exhibits

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, of TG Therapeutics, Inc. dated April 26, 2012 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2012).

3.2	Restated Bylaws of TG Therapeutics, Inc. dated May 14, 2012 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2012).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2011).

4.2	Form of Warrant issued to Noteholders on September 11, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 15, 2008).

4.3	Form of Warrant issued to Noteholders on November 19, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on November 25, 2008).

4.4	Form of warrant to purchase common stock of TG Therapeutics, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2012).

4.5	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on November 25, 2008).

4.6	Warrant, dated October 28, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 3, 2009).

4.7	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 3, 2009).

10.1	2003 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 filed February 17, 2004).

10.2	Form of Stock Option Agreement issued under the Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-KSB filed April 2, 2007).

10.3	Amended and Restated Convertible Promissory Note, dated March 1, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2011).

10.4	Employment Agreement, effective December 29, 2011, between the Registrant and Michael Weiss (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011). †

10.5	Restricted Stock Subscription Agreement, effective December 29, 2011, between the Registrant and Michael Weiss (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011). †

10.6	Employment Agreement, effective December 29, 2011, between the Registrant and Sean Power (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011). †

10.7	Restricted Stock Subscription Agreement, effective December 29, 2011 between the Registrant and Sean Power (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011). †

10.8	Form of Warrant issued to stockholders (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011).

10.9	License Agreement, dated January 30, 2012, by and among the Registrant, GTC Biotherapeutics, Inc., LFB Biotechnologies S.A.S. and LFB/GTC LLC (incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011). *

10.10	TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan, dated May 14, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q/A for the quarter ended March 31, 2012).

10.11	Securities Exchange Agreement, dated November 9, 2012, by and between the Company and LFB Biotechnologies S.A.S. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2012).

10.12	Joint Venture Agreement between TG Therapeutics, Inc. and Rhizen Pharmaceuticals SA, dated August 15, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2012). *

10.13	Sublicense Agreement between TG Therapeutics, Inc. and Ildong Pharmaceutical Co. Ltd., dated November 13, 2012 (incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2012). *

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from TG Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements.

†	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment has been requested with respect to omitted portions of this exhibit.

TG Therapeutics, Inc.

Consolidated Financial Statements as of December 31, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TG Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of TG Therapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, equity and cash flows for the years then ended. TG Therapeutics, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TG Therapeutics, Inc. and Subsidiaries as of December 31, 2014 and 2013, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TG Therapeutics, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control – Integrated  Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ CohnReznick LLP

Roseland, New Jersey

March 16, 2015

TG Therapeutics, Inc. and Subsidiaries
Consolidated Balance Sheets as of December 31, 2014 and 2013

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$55,713,784	$40,485,466
Short-term investment securities	23,062,034	—
Interest receivable	85,516	27,169
Prepaid research and development	6,179,743	1,742,824
Other current assets	173,952	47,804
Total current assets	85,215,029	42,303,263
Restricted cash	575,012	—
Long-term investment securities	—	4,918,897
Equipment, net	20,357	5,718
Goodwill	799,391	799,391
Other assets	137,101	85,121
Total assets	$86,746,890	$48,112,390

Liabilities and equity
Current liabilities:
Notes payable, current portion	$275,190	$677,778
Accounts payable and accrued expenses	3,991,625	4,764,502
Accrued compensation	702,000	532,500
Current portion of deferred revenue	152,381	152,381
Interest payable	—	190,017
Total current liabilities	5,121,196	6,317,178
Deferred revenue, net of current portion	1,523,810	1,676,191
Notes payable, less current portion, at fair value	—	64,529
Total liabilities	6,645,006	8,057,898
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value per share (10,000,000 shares authorized, none issued and outstanding as of December 31, 2014 and 2013)	—	—
Common stock, $0.001 par value per share (150,000,000 and 500,000,000 shares authorized, 44,974,248 and 34,336,235 shares issued, 44,932,939 and 34,294,926 shares outstanding at December 31, 2014 and 2013, respectively)	44,974	34,336
Contingently issuable shares	6	6
Additional paid-in capital	175,476,521	79,658,490
Treasury stock, at cost, 41,309 shares at December 31, 2014 and 2013	(234,337)	(234,337)
Accumulated deficit	(95,185,280)	(39,404,003)
Total equity	80,101,884	40,054,492
Total liabilities and equity	$86,746,890	$48,112,390

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Operations for the Years Ended December 31, 2014 and 2013

	2014	2013

License revenue	$152,381	$152,381

Costs and expenses:
Research and development:
Noncash stock expense associated with in-licensing agreements	5,350,094	—
Noncash compensation	8,731,566	1,041,519
Other research and development	26,004,687	12,621,161
Total research and development	40,086,347	13,662,680

General and administrative:
Noncash compensation	12,373,726	4,161,629
Other general and administrative	3,413,400	2,496,461
Total general and administrative	15,787,126	6,658,090

Impairment of in-process research and development	—	2,797,600

Total costs and expenses	55,873,473	23,118,370

Operating loss	(55,721,092)	(22,965,989)

Other (income) expense:
Interest income	(55,049)	(30,822)
Other income	(95,427)	(108,894)
Interest expense	930,701	952,888
Change in fair value of notes payable	(720,040)	(3,300,951)
Total other expense (income), net	60,185	(2,487,779)

Net loss	(55,781,277)	(20,478,210)

Basic and diluted net loss per common share	$(1.64)	$(0.81)

Weighted average shares used in computing basic and diluted net loss per common share	34,068,926	25,413,964

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Equity for the Years Ended December 31, 2014 and 2013

	Common stock		Contingently issuable	Additional paid-in	Treasury Stock		Accumulated
	Shares	Amount	shares	capital	Shares	Amount	deficit	Total
Balance at January 1, 2013	25,820,738	$25,821	$6	$34,534,805	13,526	$(84,538)	$(18,925,793)	$15,550,301
Issuance of common stock in connection with exercise of warrants	1,013,009	1,013		2,279,760				2,280,773
Issuance of common stock in connection with cashless exercise of warrants	3,024	3		(4)				(1)
Issuance of restricted stock	944,464	944		(944)				—
Issuance of common stock in public offering (net of offering costs of $2,664,970)	6,555,000	6,555		37,641,725				37,648,280
Compensation in respect of restricted stock and stock options granted to employees, directors and consultants				5,203,148				5,203,148
Surrender of common stock for tax withholding					27,783	(149,799)		(149,799)
Net loss							(20,478,210)	(20,478,210)
Balance at December 31, 2013	34,336,235	34,336	6	79,658,490	41,309	(234,337)	(39,404,003)	40,054,492
Issuance of common stock in connection with exercise of warrants	1,560,826	1,561		3,555,063				3,556,624
Issuance of common stock in connection with exercise of options	46,000	46		202,354				202,400
Issuance of restricted stock	982,793	983		(983)				—
Forfeiture of restricted stock	(1,000)	(1)		1				—
Issuance of common stock in public offering (net of offering costs of $1,344,440)	2,702,809	2,703		16,788,705				16,791,408
Issuance of common stock in At the Market offering (net of offering costs of $1,101,572)	4,850,055	4,850		48,818,002				48,822,852
Compensation in respect of restricted stock and stock options granted to employees, directors and consultants				21,105,292				21,105,292
Common stock issued in connection with in-licensing agreements	496,530	496		5,349,597				5,350,093
Net loss							(55,781,277)	(55,781,277)
Balance at December 31, 2014	44,974,248	$44,974	$6	$175,476,521	41,309	$(234,337)	$(95,185,280)	$80,101,884

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(55,781,277)	$(20,478,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of note payable	(95,427)	—
Noncash stock compensation expense	21,105,292	5,203,148
Noncash stock expense associated with in-licensing agreements	5,350,094	—
Impairment of in-process research and development	—	2,797,600
Depreciation	3,931	1,127
Amortization of premium on investment securities	193,581	975
Change in fair value of notes payable	210,661	(2,414,569)
Changes in assets and liabilities, net of effects of acquisition:
Increase in restricted cash	(575,012)	—
(Increase) decrease in other current assets	(4,563,067)	229,258
Increase in accrued interest receivable	(58,347)	(27,169)
(Decrease) increase in accounts payable and accrued expenses	(603,377)	4,034,605
(Decrease) increase in interest payable	(94,590)	66,506
Decrease in deferred revenue	(152,381)	(152,381)
Net cash used in operating activities	(35,059,919)	(10,739,110)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of equipment	(18,570)	(5,681)
Investment in held-to-maturity long-term securities	—	(4,919,871)
Investment in held-to-maturity short-term securities	(18,336,719)	—
Net cash used in investing activities	(18,355,289)	(4,925,552)
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the exercise of warrants	3,556,624	2,280,773
Proceeds from the exercise of options	202,400	—
Payment of notes payable	(677,778)	—
Proceeds from sale of common stock, net	65,614,260	37,648,280
Deferred financing costs paid	(51,980)	(85,121)
Purchase of treasury stock	—	(149,799)
Net cash provided by financing activities	68,643,526	39,694,133

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,228,318	24,029,471

Cash and cash equivalents at beginning of year	40,485,466	16,455,995

CASH AND CASH EQUIVALENTS AT END OF YEAR	$55,713,784	$40,485,466

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Unless the context requires otherwise, references in this report to “TG,” “Company,” “we,” “us” and “our” refer to TG Therapeutics, Inc. and our subsidiaries.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for b-cell malignancies and autoimmune diseases. Currently, the company is developing two therapies targeting hematological malignancies. TG-1101 (ublituximab) is a novel, glycoengineered monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes. TG Therapeutics is also developing TGR-1202, an orally available PI3K delta inhibitor. The delta isoform of PI3K is strongly expressed in cells of hematopoietic origin and is believed to be important in the proliferation and survival of B-lymphocytes. Both TG-1101 and TGR-1202 are in clinical development for patients with hematologic malignancies. The Company also has a pre-clinical program to develop inhibitors of IRAK4 (interleukin-1 receptor-associated kinase 4), as well as an antibody research program to develop anti-PD-L1 and anti-GITR antibodies, all currently in pre-clinical development.

We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred operating losses since our inception, and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of December 31, 2014, we have an accumulated deficit of $95,185,280.

Our primary sources of cash have been proceeds from the private placement and public offering of equity securities, the upfront payment from our Sublicense Agreement with Ildong Pharmaceutical Co. Ltd. (“Ildong”), and warrant and option exercises. We have not yet commercialized any of our drug candidates and cannot be sure if we will ever be able to do so. Even if we commercialize one or more of our drug candidates, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to obtain regulatory approval for our drug candidates, successfully complete any post-approval regulatory obligations and successfully commercialize our drug candidates alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

As of December 31, 2014, we had $78,861,334 in cash and cash equivalents, investment securities, and interest receivable. We currently anticipate that our cash and cash equivalents, inclusive of the funds raised subsequent to the end of the year, to be sufficient to fund our anticipated operating cash requirements for more than 24 months from December 31, 2014. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

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

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On June 10, 2014, FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities: Elimination of Certain Financial Reporting Requirements. The update removes the definition of a development stage entity from FASB ASC 915 and eliminates the requirement for development stage entities to present inception-to-date information on the statements of operations, cash flows and stockholders’ deficit. We early adopted this update as of June 30, 2014.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements—Going Concern, which requires management of an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. This update will become effective beginning January 1, 2017, with early adoption permitted. The provisions of this standard are not expected to significantly impact the Company.

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

RESTRICTED CASH

We record cash pledged or held in trust as restricted cash. As of December 31, 2014, we have approximately $0.6 million of restricted cash pledged to secure a line of credit as a security deposit for a Desk Agreement (see Note 9).

INVESTMENT SECURITIES

Investment securities at December 31, 2014 and 2013 consist of short-term and long-term government securities. We classify these securities as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.

A decline in the market value of any investment security below cost, that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security is established. Other-than-temporary impairment charges are included in interest and other income (expense), net. Unrealized gains, if determined to be temporary, are included in accumulated other comprehensive income in equity. Dividend and interest income are recognized when earned.

CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and long-term investments. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At times, such amounts may exceed federally-insured limits.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because the Company incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented. The amounts of potentially dilutive securities excluded from the calculation were 8,890,796 and 10,618,584 at December 31, 2014 and 2013, respectively. During the years ended December 31, 2014 and 2013 the Company incurred a net loss, therefore, all of the dilutive securities are excluded from the computation of diluted loss per share.

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

NOTE 2 – CASH AND CASH EQUIVALENTS

	December 31, 2014	December 31, 2013

Money market funds	$12,364,537	$554,069
Checking and bank deposits	43,349,247	39,931,397
Total	$55,713,784	$40,485,466

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 3 – INVESTMENT SECURITIES

We record our investments as either held-to-maturity or available-for-sale. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our investment securities at December 31, 2014 and 2013:

	December 31, 2014
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2015 and December 2015) (held-to-maturity)	$23,062,034	$922	$5,806	$23,057,150
Total short-term investment securities	$23,062,034	$922	$5,806	$23,057,150

	December 31, 2013
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Long-term investments:
Obligations of domestic governmental agencies (maturing between January 2015 and April 2015) (held-to-maturity)	$4,918,897	$—	$650	$4,918,247
Total long-term investment securities	$4,918,897	$—	$650	$4,918,247

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

As of December 31, 2014 and 2013, the fair values of cash and cash equivalents, restricted cash, and notes and interest payable, current portion approximate their carrying value.

At the time of our merger (we were then known as Manhattan Pharmaceuticals, Inc. (“Manhattan”)) with Ariston Pharmaceuticals, Inc. (“Ariston”) in March 2010, Ariston issued $15,452,793 of five-year 5% notes payable (the “5% Notes”) in satisfaction of several note payable issuances.  The 5% Notes and accrued and unpaid interest thereon are convertible at the option of the holder into common stock at the conversion price of $1,125 per share.  Ariston agreed to make quarterly payments on the 5% Notes equal to 50% of the net product cash flow received from the exploitation or commercialization of Ariston’s product candidates, AST-726 and AST-915.  We have no obligations under the 5% Notes aside from a) 50% of the net product cash flows from Ariston’s product candidates, if any, payable to noteholders; and b) the conversion feature, discussed above.

In connection with the exchange transaction with TG Biologics (“TGBio”) in December 2011, we performed a valuation of the assets and liabilities of Manhattan immediately prior to the transaction. The cumulative liability including accrued and unpaid interest of these notes was approximately $16,876,000 immediately prior to the transaction, and $19,544,720 and $18,614,000 at December 31, 2014 and 2013, respectively. As these notes payable are tied directly to net product cash flows derived from the preexisting products of Ariston, this note and accrued interest was recorded at fair value of $3,287,700 as of the date of the transaction. No payments have been made on these notes as of December 31, 2014.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

We elected the fair value option for valuing the 5% Notes upon the transaction with TGBio. We elected the fair value option in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

As of December 31, 2013, as a result of expiring intellectual property rights and other factors as discussed below in Nonrecurring Fair Value Measurements, it was determined that net product cash flows from AST-726 were unlikely. As we have no other obligations under the 5% Notes aside from the net product cash flows and the conversion feature, the conversion feature was used to estimate the 5% Notes’ fair value as of December 31, 2014 and 2013. The assumptions, assessments and projections of future revenues are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our consolidated financial statements.

The following tables provide the fair value measurements of applicable financial liabilities as of December 31, 2014 and 2013:

	Financial liabilities at fair value as of December 31, 2014
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$275,190	$275,190
Totals	$—	$—	$275,190	$275,190

	Financial liabilities at fair value as of December 31, 2013
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$64,529	$64,529
Totals	$—	$—	$64,529	$64,529

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

The following table summarizes the changes in Level 3 instruments for the years ended December 31, 2013 and 2014:

Balance at January 1, 2013	$2,479,098
Interest accrued on face value of 5% Notes	886,382
Change in fair value of Level 3 liabilities	(3,300,951)
Balance at December 31, 2013	64,529
Interest accrued on face value of 5% Notes	930,701
Change in fair value of Level 3 liabilities	(720,040)
Balance at December 31, 2014	$275,190

The change in the fair value of the Level 3 liabilities is reported in other (income) expense in the accompanying consolidated statements of operations.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Nonrecurring Fair Value Measurements

There were no nonrecurring fair value measurements during the year ended December 31, 2014. The following table summarizes the assets measured at fair value on a nonrecurring basis as of December 31, 2013:

	Fair value measurements as of December 31, 2013
	Level 1	Level 2	Level 3	Total impairment charge for the year ended December 31, 2013
Assets:
In-process research and development	$—	$—	$—	$(2,797,600)
Total	$—	$—	$—	$(2,797,600)

As of December 31, 2013, as a result of expiring intellectual property rights, uncertain regulatory pathways, and market changes affecting the commercial potential for the Ariston in-process research and development asset (AST-726), we determined that the asset's carrying value was no longer recoverable. Accordingly, during the year ended December 31, 2013, we recorded a non-cash impairment charge of $2,797,600, which was recorded as impairment of in-process research and development in our consolidated statements of operations. The fair value of this asset was determined to be zero primarily as a result of the expiring intellectual property rights surrounding the asset. This fair value measurement technique is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

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

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

On June 21, 2013, we entered into an At-the-Market Issuance Sales Agreement (the “2013 ATM”) with MLV & Co. LLC (“MLV”) under which could issue and sell shares of our common stock, having an aggregate offering price of up to $50.0 million, from time to time through MLV, acting as the sales agent. Under the agreement we would pay MLV a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock sold through MLV.

During the year ended December 31, 2014, we sold a total of 4,850,055 shares of common stock for aggregate total gross proceeds of approximately $50.0 million at an average selling price of $10.31 per share. Net proceeds were approximately $48.9 million after deducting commissions and other transactions costs. We have fully utilized the capacity under this 2013 ATM and, accordingly, no further sales can be made under this 2013 ATM.

We currently have two shelf registration statements on Form S-3 filed and declared effective by the SEC (File No. 333-189015 and File No. 333-201339). These shelf registration statements provide for the offering of up to approximately $317 million of common stock. We may offer the securities under our shelf registration statements from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that these shelf registration statements provide us with the flexibility to raise additional capital to finance our operations as needed.

Treasury Stock

As of December 31, 2014 and 2013, 41,309 shares of common stock are being held in Treasury, at a cost of approximately $234,000, representing the fair market value on the date the shares were surrendered to the Company to satisfy employee tax obligations.

Equity Incentive Plans

In May 2012, we established the TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (“2012 Incentive Plan”). Under the 2012 Incentive Plan, our compensation committee of board of directors is authorized to grant stock-based awards to directors, consultants, employees and officers. The 2012 Incentive Plan authorizes grants to purchase up to 6,000,000 shares of authorized but unissued common stock. As of December 31, 2014, no options were outstanding and up to an additional 126,000 shares may be issued under the 2012 Incentive Plan.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Stock Options

The following table summarizes stock option activity for the years ended December 31, 2014 and 2013:

	Number of shares	Weighted- average exercise price	Weighted- average Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at January 1, 2013	46,904	$61.08	9.44
Granted	—	—
Exercised	—	—
Forfeited	(313)	2,249.85
Expired	—	—
Outstanding at December 31, 2013	46,591	46.37	8.50	$—
Granted	—	—
Exercised	(46,000)	4.40
Forfeited	—	—
Expired	(397)	4,457.57
Outstanding at December 31, 2014	194	$971.70	3.50	$—

Exercisable at December 31, 2014	194	$971.70	3.50	$—

As of December 31, 2014, there are no unvested option awards and no unrecognized compensation cost related option awards.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted share activity for the years ended December 31, 2014 and 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	6,614,243	$4.49
Granted	944,464	4.13
Vested	(523,750)	2.48
Forfeited	—	—
Outstanding at December 31, 2013	7,034,957	$4.60
Granted	982,793	13.55
Vested	(1,616,749)	6.53
Forfeited	(1,000)	6.60
Outstanding at December 31, 2014	6,400,001	$5.86

Total expense associated with restricted stock grants was $20,726,512 and $5,146,743 during the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, there was approximately $15.5 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 2.1 years. This amount does not include, as of December 31, 2014, 134,302 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones; and 2,027,750 shares of restricted stock outstanding issued to non-employees.  Milestone-based non-cash compensation expense will be measured and recorded if and when a milestone occurs. The expense for non-employee shares is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Warrants

The following table summarizes warrant activity for the years ended December 31, 2014 and 2013:

	Warrants	Weighted- average exercise price	Aggregate Intrinsic Value
Outstanding at January 1, 2013	6,781,007	$1.58	$14,563,539
Issued	—	—
Exercised	(1,018,068)	2.25
Expired	(43,992)	16.26
Outstanding at December 31, 2013	5,718,947	1.34	$14,809,030
Issued	—	—
Exercised	(1,560,826)	2.28
Expired	(9,893)	20.74
Outstanding at December 31, 2014	4,148,228	$0.94	$61,792,184

Stock-Based Compensation

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The Company did not grant any stock options during the years ended December 31, 2014 and 2013.

The following table summarizes stock-based compensation expense information about stock options and restricted stock for the years ended December 31, 2014 and 2013:

	2014	2013

Stock-based compensation expense associated with restricted stock	$20,726,512	$5,146,743
Stock-based compensation expense associated with stock options	378,780	56,405
	$21,105,292	$5,203,148

NOTE 6 – NOTES PAYABLE

The following is a summary of notes payable:

	December 31, 2014			December 31, 2013
	Current portion, net	Non- current portion, net	Total	Current portion, net	Non- current portion, net	Total
Convertible 5% Notes Payable	$275,190	$-	$275,190	$-	$64,529	$64,529
ICON Convertible Note	-	-	-	677,778	-	677,778
Totals	$275,190	$-	$275,190	$677,778	$64,529	$742,307

We assumed the preceding notes payable as the result of the transaction between the Company and TGBio. Accordingly, a valuation using the guidance in the accounting literature for business combinations (ASC 805) was performed and these notes have been presented at their fair value on the date of the transaction.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Convertible 5% Notes Payable

At the time of our merger with Ariston in March 2010 (as discussed in Note 4), Ariston issued $15,452,793 of five-year 5% notes payable (the “5% Notes”) in satisfaction of several note payable issuances.  The 5% Notes and accrued and unpaid interest thereon are convertible at the option of the holder into common stock at the conversion price of $1,125 per share.  Ariston agreed to make quarterly payments on the 5% Notes equal to 50% of the net product cash flow received from the exploitation or commercialization of Ariston’s product candidates, AST-726 and AST-915.  We have no obligations under the 5% Notes aside from a) 50% of the net product cash flows from Ariston’s product candidates, if any, payable to noteholders; and b) the conversion feature, discussed above.

Interest accrues monthly, is added to principal on an annual basis, every March 8, and is payable at maturity, which is March 8, 2015.

In connection with the exchange transaction with TG Biologics (“TGBio”) in December 2011, we performed a valuation of the assets and liabilities of Manhattan immediately prior to the transaction. The cumulative liability including accrued and unpaid interest of these notes was approximately $16,876,000 immediately prior to the transaction, and $19,544,720 and $18,614,000 at December 31, 2014 and 2013, respectively. As these notes payable are tied directly to net product cash flows derived from the preexisting products of Ariston, this note and accrued interest was recorded at fair value of $3,287,700 as of the date of the transaction. No payments have been made on these notes as of December 31, 2014. See Note 4 for further details.

ICON Convertible Note Payable

As of December 31, 2013, the principal amount of the Amended ICON Note was $677,778, of which the entire balance had been classified as current. Interest payable on the Amended ICON Note was $190,017 as of December 31, 2013. In January 2014, we entered into a settlement and release agreement with ICON related to this note, under which we agreed to pay $772,369 in full settlement of the principal and interest due on this note, resulting in a gain of $95,427.

NOTE 7 – INCOME TAXES

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and the overall prospects of our business. Based upon management's assessment of all available evidence, we believe that it is more-likely-than-not that the deferred tax assets will not be realizable, and therefore, a valuation allowance has been established. The valuation allowance for deferred tax assets was approximately $69,084,000 and $46,283,000 as of December 31, 2014 and 2013, respectively.

As of December 31, 2014, we have U.S. net operating loss carryforwards (“NOLs”) of approximately $136,017,000. For income tax purposes, these NOLs will expire in various amounts through 2034. The Tax Reform Act of 1986 contains provisions which limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests. The Exchange Transaction with TG Bio may have resulted in a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended. Accordingly, a substantial portion of the Company’s NOLs above may be subject to annual limitations in reducing any future year’s taxable income.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are presented below.

	2014	2013
Deferred tax assets (liabilities):
Net operating loss carryforwards	$52,350,293	$32,399,879
Research and development credit	3,358,934	2,266,167
Noncash compensation	12,417,815	10,971,912
Other	956,727	644,899
Deferred tax asset, excluding valuation allowance	69,083,769	46,282,857

Less valuation allowance	(69,083,769)	(46,282,857)
Net deferred tax assets	$—	$—

There was no current or deferred income tax expense for the years ended December 31, 2014 and 2013. Income tax expense differed from amounts computed by applying the US Federal income tax rate of 34% to pretax loss as follows:

	For the year ended December 31,
	2014	2013

Loss before income taxes, as reported in the consolidated statements of operations	$(55,781,277)	$(20,478,210)

Computed “expected” tax benefit	$(18,965,634)	$(6,962,592)

Increase (decrease) in income taxes resulting from:
Expected benefit from state and local taxes	(2,533,156)	(917,810)
Research and development credits	(1,092,767)	(250,000)
Other	35,459	43,026
Permanent difference related to contingent note payable	(244,814)	(1,924,558)
Change in the balance of the valuation allowance for deferred tax assets	22,800,912	10,011,934
	$—	$—

We file income tax returns in the U.S Federal and various state and local jurisdictions. With certain exceptions, the Company is no longer subject to U.S. Federal and state income tax examinations by tax authorities for years prior to 2011. However, NOLs and tax credits generated from those prior years could still be adjusted upon audit.

The Company recognizes interest and penalties to uncertain tax positions in income tax expense in the consolidated statements of operations. There was no accrual for interest and penalties related to uncertain tax positions for 2014 and 2013. We do not believe that there will be a material change in our unrecognized tax positions over the next twelve months. All of the unrecognized tax benefits, if recognized, would be offset by the valuation allowance.

NOTE 8 – LICENSE AGREEMENTS

TGR-1202

On September 22, 2014, we exercised our option to license the global rights to TGR-1202, thereby entering into an exclusive licensing agreement (the “TGR-1202 License”) with Rhizen Pharmaceuticals, SA (“Rhizen”) for the development and commercialization of TGR-1202. Prior to this, we had been jointly developing TGR-1202 in a 50:50 joint venture with Rhizen.

Under the terms of the TGR-1202 License, Rhizen received a $4.0 million cash payment and 371,530 shares of our common stock as an upfront license fee. With respect to TGR-1202, Rhizen will be eligible to receive regulatory filing, approval and sales-based milestone payments in the aggregate of approximately $175 million, a small portion of which will be payable on the first New Drug Application (NDA) filing and the remainder on approval in multiple jurisdictions for up to two oncology indications and one non-oncology indication and attaining certain sales milestones. In addition, if TGR-1202 is co-formulated with another drug to create a new product (a "New Product"), Rhizen will be eligible to receive similar regulatory approval and sales-based milestone payments for such New Product. Additionally, Rhizen will be entitled to tiered royalties on our future net sales of TGR-1202 and any New Product. In lieu of sales milestones and royalties on net sales, Rhizen shall also be eligible to participate in sublicensing revenue, if any, based on a percentage that decreases as a function of the number of patients treated in clinical trials following the exercise of the license option. Rhizen will retain global manufacturing rights to TGR-1202, provided that they are price competitive with alternative manufacturers.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In connection with the TGR-1202 License, we recognized $4.1 million of noncash research and development expense during the year ended December 31, 2014 related to the issuance of the above mentioned common stock. In addition, we recognized $4.0 million of other research and development expense during the year ended December 31, 2014 related to the cash milestone payment.

IRAK4

On June 23, 2014, we entered into an exclusive licensing agreement with Ligand Pharmaceuticals Incorporated ("Ligand") for the development and commercialization of Ligand's interleukin-1 receptor associated kinase-4 ("IRAK4") inhibitor technology, which currently is in preclinical development for potential use against certain cancers and autoimmune diseases. IRAK4 is a serine/threonine protein kinase that is a key downstream signaling component of the interleukin-1 receptor and multiple toll-like receptors.

Under the terms of the license agreement, Ligand received 125,000 shares of our common stock as an upfront license fee. Ligand will also be eligible to receive maximum potential milestone payments of approximately $207 million upon the achievement of specific clinical, regulatory and commercial milestone events. Additionally, Ligand will be entitled to royalties on our future net sales of licensed products containing IRAK4 inhibitors. The basic royalty rate for licensed products covered by Ligand's issued patents will be 6% for annual sales of up to $1 billion and 9.5% for annual sales in excess of that threshold.

In connection with the license agreement, we recognized $1,211,250 of noncash research and development expense during the year ended December 31, 2014 in connection with the issuance of the above mentioned common stock.

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

An upfront payment of $2,000,000, which was received in December 2012, net of $330,000 of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $152,000 for each of the years ended December 31, 2014 and 2013, and, at December 31, 2014 and 2013, have deferred revenue of approximately $1,676,000 and $1,829,000, respectively, associated with this $2,000,000 payment (approximately $152,000 of which has been classified in current liabilities at December 31, 2014).

We may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to us on net sales of TG-1101 in the sublicense territory.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 9 – RELATED PARTY TRANSACTIONS

On January 30, 2012, we entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of ublituximab (the “LFB License Agreement”). In connection with the LFB License Agreement, LFB Group was issued 5,000,000 shares of common stock, and a warrant to purchase 2,500,000 shares of common stock at a purchase price of $0.001 per share. In addition, on November 9, 2012, we nominated Dr. Yann Echelard to our Board of Directors as LFB Group’s nominee. LFB Group maintains the right to nominate a board member until such time as LFB Group owns less than 10% of the outstanding common stock.

In connection with the LFB License Agreement, LFB maintained the right to purchase at least $750,000 in additional shares of common stock at a purchase price per share as defined in a November 2012 securities exchange agreement. Accordingly, in February 2015, LFB purchased 114,855 shares of our common stock at a price of $6.53 per share for net proceeds of $750,000.

Under the terms of the LFB License Agreement, we utilize LFB Group for certain development and manufacturing services. We incurred approximately $5,200,000 and $6,300,000 in expenses for such services during the years ended December 31, 2014 and 2013, respectively, which have been included in other research and development expenses in the accompanying consolidated statements of operations. As of December 31, 2014 and 2013, we had approximately $52,000 and $1,745,000, respectively, recorded in accounts payable related to the LFB License Agreement. In conjunction with the development and manufacturing services discussed above, certain agreements between us and LFB Group require payments in advance of services performed or goods delivered. Accordingly, as of December 31, 2014 and 2013, we recorded $1,886,518 and $1,629,340, respectively, in prepaid research and development for such advance payments.

In March 2014, we entered into a shared services agreement with Opus Point Partners Management, LLC (“Opus”) in which the parties agreed to share a rented facility and costs for certain other services.  Michael S. Weiss, our Executive Chairman and Interim Chief Executive Officer, is a Managing Member of Opus. During the year ended December 31, 2014, we incurred expenses of approximately $129,000, principally for rent, related to this agreement. As of December 31, 2014, we had approximately $23,000 recorded in accounts payable related to this shared services agreement.

As discussed in Note 8 above, in connection with the licensing agreement with Ligand, Opus Point Partners, LLC, who identified the opportunity and advised us on the transaction, will be entitled to receive a 1% royalty for annual sales of up to $1 billion.

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

In connection with the Desk Agreement, we paid $80,000, which is recorded in other current assets in the accompanying Consolidated Balance Sheet as of December 31, 2014. Also in connection with this lease, in October 2014 we agreed to pledge $0.6 million to secure a line of credit as a security deposit for the Desk Agreement, which has been recorded as Restricted Cash in the accompanying consolidated balance sheet.

NOTE 10 – SUBSEQUENT EVENTS

Checkpoint Therapeutics, Inc. Collaboration

In March 2015, we entered into a Global Collaboration (the “Collaboration”) with Checkpoint Therapeutics, Inc. (“Checkpoint”), a subsidiary of CNDO for the development and commercialization of Checkpoint’s anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Under the terms of the Collaboration, we will make an up-front payment of $500,000 as well as make development and sales-based milestone payments up to an aggregate of $164 million, and will pay a tiered single digit royalty on net sales. The royalty term will terminate on a country by country basis upon the later of (i) ten years after the first commercial sale of any applicable licensed product in such country, or (ii) the expiration of the last-to-expire patent held by Dana Farber containing a valid claim to any licensed product in such country.

Mr. Weiss, our Executive Chairman, Interim CEO and President is also is the Executive Vice Chairman of CNDO and the Executive Chairman of Checkpoint.

2015 ATM

In December 2014, we filed a shelf registration statement on Form S-3 (the “2015 S-3”), which was declared effective in January 2015. Under the 2015 S-3, the Company may sell up to a total of $250 million of its securities. In connection with the 2015 S-3, we amended our 2013 ATM with MLV (the “2015 ATM”) such that we may issue and sell additional shares of our common stock, having an aggregate offering price of up to $75.0 million, from time to time through MLV, acting as the sales agent. Under the 2015 ATM we would pay MLV a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock sold through MLV.

Subsequent to the year ended December 31, 2014, we sold a total of 1,369,777 shares of common stock under the 2015 ATM for aggregate total gross proceeds of approximately $19.7 million at an average selling price of $14.36 per share. Net proceeds were approximately $19.3 million after deducting commissions and other transactions costs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2015

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant on March 16, 2015, and in the capacities indicated:

Signatures	Title
/s/ Michael S. Weiss Michael S. Weiss	Executive Chairman, Interim Chief Executive Officer and President (principal executive officer)
/s/ Sean A. Power Sean A. Power	Chief Financial Officer (principal financial and accounting officer)
/s/ Laurence N. Charney Laurence N. Charney	Director
/s/ Yann Echelard Yann Echelard	Director
/s/ Neil Herskowitz Neil Herskowitz	Director
/s/ William J. Kennedy	Director
William J. Kennedy
/s/ Mark Schoenebaum, M.D. Mark Schoenebaum, M.D.	Director
/s/ Kenneth Hoberman Kenneth Hoberman	Director

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002