Form 10-Q
period 2015-03-31
TG THERAPEUTICS, INC.
filed 2015-05-11
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

(212) 554-4484

(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

There were 50,634,158 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 8, 2015.

TG THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, or the SEC, or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

•	expectations for increases or decreases in expenses;
•	expectations for the clinical and pre-clinical development, manufacturing, regulatory approval, and commercialization of our pharmaceutical product candidates or any other products we may acquire or in-license;
•	use of clinical research centers and other contractors;
•	expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;
•	expectations for generating revenue or becoming profitable on a sustained basis;
•	expectations or ability to enter into marketing and other partnership agreements;
•	expectations or ability to enter into product acquisition and in-licensing transactions;
•	expectations or ability to build our own commercial infrastructure to manufacture, market and sell our drug candidates;
•	expectations for the acceptance of our products by doctors, patients or payors;
•	ability to compete against other companies and research institutions;
•	ability to secure adequate protection for our intellectual property;
•	ability to attract and retain key personnel;
•	approval of reimbursement for our products;
•	estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments;
•	stock price volatility;
•	expected losses; and
•	expectations for future capital requirements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$86,004,445	$55,713,784
Short-term investment securities	19,131,437	23,062,034
Interest receivable	89,710	85,516
Prepaid research and development	9,810,887	6,179,743
Other current assets	701,862	173,952
Total current assets	115,738,341	85,215,029
Restricted cash	576,072	575,012
Equipment, net	24,821	20,357
Goodwill	799,391	799,391
Other assets	130,626	137,101
Total assets	$117,269,251	$86,746,890

Liabilities and equity
Current liabilities:
Notes payable, current portion	$272,206	$275,190
Accounts payable and accrued expenses	8,880,438	3,991,625
Accrued compensation	248,000	702,000
Current portion of deferred revenue	152,381	152,381
Total current liabilities	9,553,025	5,121,196
Deferred revenue, net of current portion	1,485,714	1,523,810
Total liabilities	11,038,739	6,645,006
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value per share (10,000,000 shares authorized, none issued and outstanding as of March 31, 2015 and December 31, 2014)	--	--
Common stock, $0.001 par value per share (150,000,000 shares authorized, 47,471,904 and 44,974,248 shares issued, 47,430,595 and 44,932,939 shares outstanding at March 31, 2015 and December 31, 2014, respectively)	47,472	44,974
Contingently issuable shares	6	6
Additional paid-in capital	216,180,386	175,476,521
Treasury stock, at cost, 41,309 shares at March 31, 2015 and December 31, 2014	(234,337)	(234,337)
Accumulated deficit	(109,763,015)	(95,185,280)
Total equity	106,230,512	80,101,884
Total liabilities and equity	$117,269,251	$86,746,890

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2015	2014

License revenue	$38,095	$38,095

Costs and expenses:
Research and development:
Noncash compensation	1,337,908	1,901,610
Other research and development	8,279,431	2,508,258
Total research and development	9,617,339	4,409,868

General and administrative:
Noncash compensation	4,019,120	2,329,828
Other general and administrative	1,004,487	903,524
Total general and administrative	5,023,607	3,233,352

Total costs and expenses	14,640,946	7,643,220

Operating loss	(14,602,851)	(7,605,125)

Other (income) expense:
Interest income	(22,132)	(13,474)
Other income	--	(95,427)
Interest expense	237,657	226,340
Change in fair value of notes payable	(240,641)	(175,315)
Total other income	(25,116)	(57,876)

Net loss	$(14,577,735)	$(7,547,249)

Basic and diluted net loss per common share	$(0.35)	$(0.25)

Weighted average shares used in computing basic and diluted net loss per common share	41,088,752	30,091,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statement of Equity
for the three months ended March 31, 2015 (Unaudited)

	Preferred stock		Common stock		Contingently issuable	Additional paid-in	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	shares	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2015	--	$--	44,974,248	$44,974	$6	$175,476,521	41,309	$(234,337)	$(95,185,280)	$80,101,884
Issuance of common stock in connection with exercise of warrants			174,036	174		408,112				408,286
Issuance of common stock in connection with cashless exercise of warrants			2,915	3		(3)				--
Issuance of restricted stock			12,000	12		(12)				--
Forfeiture of restricted stock			(1,166)	(1)		1				--
Issuance of common stock to affiliate for cash (See Note 8)			114,855	115		749,890				750,005
Issuance of common stock in At the Market offering (net of offering costs of $611,663)			2,195,016	2,195		34,188,849				34,191,044
Compensation in respect of restricted stock granted to employees, directors and consultants						5,357,028				5,357,028
Net loss									(14,577,735)	(14,577,735)
Balance at March 31, 2015	--	$--	47,471,904	$47,472	$6	$216,180,386	41,309	$(234,337)	$(109,763,015)	$106,230,512

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(14,577,735)	$(7,547,249)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Gain on settlement of notes payable	--	(95,427)
Noncash stock compensation expense	5,357,028	4,231,438
Depreciation	2,419	706
Amortization of premium on investment securities	80,597	15,255
Change in fair value of notes payable	(2,984)	51,025
Changes in assets and liabilities, net of effects of acquisition:
Increase in restricted cash	(1,060)	--
Increase in other current assets	(4,159,055)	(988,252)
(Increase) decrease in accrued interest receivable	(4,194)	16,045
Decrease in other assets	25,913	8,706
Increase (decrease) in accounts payable and accrued expenses	4,434,813	(3,888,453)
Decrease in interest payable	--	(94,590)
Decrease in deferred revenue	(38,095)	(38,095)
Net cash used in operating activities	(8,882,353)	(8,328,891)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(6,883)	(3,165)
Proceeds from maturity of short-term securities	3,850,000	--
Net cash provided by (used in) investing activities	3,843,117	(3,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrants	408,286	901,472
Payment of notes payable	--	(677,778)
Proceeds from sale of common stock, net	34,941,049	17,219,223
Deferred financing costs paid	(19,438)	--
Net cash provided by financing activities	35,329,897	17,442,917

NET INCREASE IN CASH AND CASH EQUIVALENTS	30,290,661	9,110,861

Cash and cash equivalents at beginning of period	55,713,784	40,485,466

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$86,004,445	$49,596,327

NONCASH TRANSACTIONS
Accrued financing costs	$--	$427,815

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases. Currently, the company is developing two therapies targeting hematological malignancies. TG-1101 (ublituximab) is a novel, glycoengineered monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes. TG Therapeutics is also developing TGR-1202, an orally available PI3K delta inhibitor. The delta isoform of PI3K is strongly expressed in cells of hematopoietic origin and is believed to be important in the proliferation and survival of B-lymphocytes. Both TG-1101 and TGR-1202 are in clinical development for patients with hematologic malignancies. The Company also has pre-clinical programs seeking to develop IRAK4 (interleukin-1 receptor-associated kinase 4) inhibitors and anti-PD-L1 and anti-GITR antibodies.

We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014. The accompanying December 31, 2014 balance sheet has been derived from these statements. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Liquidity and Capital Resources

We have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2015, we have an accumulated deficit of $109,763,015.

Our major sources of cash have been proceeds from the private placement and public offering of equity securities, warrant and option exercises, and the upfront payment from our Sublicense Agreement with Ildong Pharmaceutical Co. Ltd. (“Ildong”). We have not yet commercialized any of our drug candidates and cannot be sure if we will ever be able to do so. Even if we commercialize one or more of our drug candidates, we may not become profitable. Our ability to achieve profitability depends on many factors, including our ability to obtain regulatory approval for our drug candidates, successfully complete any post-approval regulatory obligations and successfully commercialize our drug candidates alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

As of March 31, 2015, we had $105,225,592 in cash, cash equivalents, investment securities, and interest receivable. We currently anticipate that our cash and cash equivalents and investments will be sufficient to fund our anticipated operating cash requirements for more than 24 months from March 31, 2015. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current strategic plan, including the commercialization of any of our drug candidates.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ from those estimates. Such differences could be material to the consolidated financial statements.

Cash and Cash Equivalents

We treat liquid investments with original maturities of three months or less when purchased as cash and cash equivalents.

Restricted Cash

We record cash pledged or held in trust as restricted cash. As of March 31, 2015, we have approximately $0.6 million of restricted cash pledged to secure a line of credit as a security deposit for a Desk Agreement (see Note 8).

Investment Securities

Investment securities at March 31, 2015 and December 31, 2014 consist of short-term and long-term government securities. We classify these securities as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.

A decline in the market value of any investment security below cost, that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security is established. Other-than-temporary impairment charges are included in interest and other (income) expense, net. Dividend and interest income are recognized when earned.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and short-term investments. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At times, such amounts may exceed federally-insured limits.

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

Stock-Based Compensation

We recognize all share-based payments to employees and non-employee directors (as compensation for service) as noncash compensation expense in the consolidated financial statements based on the fair values of such payments. Stock-based compensation expense recognized each period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For share-based payments to consultants and other third-parties (including related parties), noncash compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties (including related parties) are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date.

Basic and Diluted Net Loss Per Common Share

Basic net loss per share of our common stock is calculated by dividing net loss applicable to the common stock by the weighted-average number of our common stock outstanding for the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because we incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented. The amounts of potentially dilutive securities excluded from the calculation were 8,382,986 and 10,103,105 at March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015 and 2014, we incurred a net loss; therefore, all of the dilutive securities are excluded from the computation of diluted earnings per share.

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

Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit’s carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. We will continue to perform impairment tests annually, at December 31, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable.

NOTE 2 – CASH AND CASH EQUIVALENTS

The following tables summarize our cash and cash equivalents at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Money market funds	$16,297,431	$12,364,537
Checking and bank deposits	69,707,014	43,349,247
Totals	$86,004,445	$55,713,784

NOTE 3 – INVESTMENT SECURITIES

We record our investments as either held-to-maturity or available-for-sale. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our investment securities at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between April 2015 and December 2015) (held-to-maturity)	$19,131,437	$2,910	$217	$19,134,130
Total short-term investment securities	$19,131,437	$2,910	$217	$19,134,130

	December 31, 2014
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2015 and December 2015) (held-to-maturity)	$23,062,034	$922	$5,806	$23,057,150
Total short-term investment securities	$23,062,034	$922	$5,806	$23,057,150

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

As of March 31, 2015 and December 31, 2014, the fair values of cash and cash equivalents, restricted cash, and notes and interest payable, current portion approximate their carrying value.

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

In connection with the exchange transaction with TG Biologics, Inc. (“TGBio”) in December 2011, we performed a valuation of the assets and liabilities of Manhattan immediately prior to the transaction. The cumulative liability including accrued and unpaid interest of the 5% Notes was approximately $16,876,000 immediately prior to the transaction, and $19,544,720 at December 31, 2014 and $19,782,377 at March 31, 2015. As the 5% Notes are tied directly to net product cash flows derived from the preexisting products of Ariston, the 5% Notes and accrued interest were recorded at fair value of $3,287,700 as of the date of the transaction. No payments have been made on the 5% Notes as of March 31, 2015.

We elected the fair value option for valuing the 5% Notes upon the transaction with TGBio. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

As of December 31, 2013, as a result of expiring intellectual property rights and other factors, it was determined that net product cash flows from AST-726 were unlikely. As we have no other obligations under the 5% Notes aside from the net product cash flows and the conversion feature, the conversion feature was used to estimate the 5% Notes’ fair value as of March 31, 2015 and December 31, 2014. The assumptions, assessments and projections of future revenues are subject to uncertainties, difficult to predict, and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our consolidated financial statements.

The following table provides the fair value measurements of applicable financial liabilities as of March 31, 2015 and December 31, 2014:

	Financial liabilities at fair value as of March 31, 2015
	Level 1	Level 2	Level 3	Total

5% Notes	$--	$--	$272,206	$272,206
Totals	$--	$--	$272,206	$272,206

	Financial liabilities at fair value as of December 31, 2014
	Level 1	Level 2	Level 3	Total

5% Notes	$--	$--	$275,190	$275,190
Totals	$--	$--	$275,190	$275,190

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

The following table summarizes the changes in Level 3 instruments during the three months ended March 31, 2015:

Fair value at December 31, 2014	$275,190
Interest accrued on face value of 5% Notes	237,657
Change in fair value of Level 3 liabilities	(240,641)
Fair value at March 31, 2015	$272,206

The change in the fair value of the Level 3 liabilities is reported in other (income) expense in the accompanying condensed consolidated statements of operations.

NOTE 5 - STOCKHOLDERS’ EQUITY

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

In December 2014, we filed a shelf registration statement on Form S-3 (the “2015 S-3”), which was declared effective in January 2015. Under the 2015 S-3, the Company may sell up to a total of $250 million of its securities. In connection with the 2015 S-3, we amended our 2013 At-the-Market Issuance Sales Agreement with MLV & Co. LLC (the “2015 ATM”) such that we may issue and sell additional shares of our common stock, having an aggregate offering price of up to $75.0 million, from time to time through MLV & Co. LLC (“MLV”), acting as the sales agent. Under the 2015 ATM, we would pay MLV a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock sold through MLV.

During the first quarter ended March 31, 2015, we sold a total of 2,195,016 shares of common stock under the 2015 ATM for aggregate total gross proceeds of approximately $34.8 million at an average selling price of $15.87 per share, resulting in net proceeds of approximately $34.2 million after deducting commissions and other transactions costs.

From April 1, 2015 through May 8, 2015, we sold an aggregate of 518,076 shares of common stock pursuant to the 2015 ATM for total gross proceeds of approximately $8.5 million at an average selling price of $16.38 per share, resulting in net proceeds of approximately $8.0 million after deducting commissions and other transactions costs.

We currently have two shelf registration statements on Form S-3 filed and declared effective by the SEC (File No. 333-189015 and File No. 333-201339). After deducting shares already sold, approximately $273 million of common stock remains available for sale under these shelf registration statements. We may offer the securities under our shelf registration statements from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that these shelf registration statements provide us with the flexibility to raise additional capital to finance our operations as needed.

Equity Incentive Plans

Shares available for the issuance of stock options or other stock-based awards under our stock option and incentive plans were 115,166 shares at March 31, 2015.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2015:

	Number of shares	Weighted- average exercise price	Weighted- average Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2014	194	$971.70	3.50	$--
Granted	--	--
Exercised	--	--
Forfeited	--	--
Expired	(42)	2,811.53
Outstanding at March 31, 2015	152	$463.32	4.22	$--

Exercisable at March 31, 2015	152	$463.32	4.22	$--

As of March 31, 2015, there are no unvested option awards and no unrecognized compensation cost related to option awards.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted share activity for the three months ended March 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	6,400,001	$5.86
Granted	12,000	14.59
Vested	(380,001)	4.23
Forfeited	(1,166)	10.53
Outstanding at March 31, 2015	6,030,834	$5.98

Total expense associated with restricted stock grants was $5,357,028 during the three months ended March 31, 2015. As of March 31, 2015, there was approximately $13.6 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 2 years. This amount does not include, as of March 31, 2015, 134,302 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones; and 1,965,250 shares of restricted stock outstanding issued to non-employees. Milestone-based non-cash compensation expense will be measured and recorded if and when a milestone occurs. The expense for non-employee shares is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date.

Warrants

The following table summarizes warrant activity for the three months ended March 31, 2015:

	Warrants	Weighted- average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2014	4,148,228	$0.94	$61,792,184
Issued	--	--
Exercised	(177,448)	2.34
Expired	(11,364)	2.25
Outstanding at March 31, 2015	3,959,416	$0.88	$57,817,178

Stock-Based Compensation

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. We did not grant any stock options during the three months ended March 31, 2015 and 2014.

The following table summarizes stock-based compensation expense information about stock options and restricted stock for the three months ended March 31, 2015:

	Three months ended March 31, 2015	Three months ended March 31, 2014
Stock-based compensation expense associated with restricted stock	$5,357,028	$4,231,438
Stock-based compensation expense associated with option grants	--	--
	$5,357,028	$4,231,438

NOTE 6 – NOTES PAYABLE

The following is a summary of notes payable:

	March 31, 2015			December 31, 2014
	Current portion, net	Non- current portion, net	Total	Current portion, net	Non- current portion, net	Total
Convertible 5% Notes Payable	$272,206	$-	$272,206	$275,190	$-	$275,190
Total	$272,206	$-	$272,206	$275,190	$-	$275,190

We assumed the preceding notes payable as the result of the Exchange Transaction between the Company and TGBio. Accordingly, a valuation using the guidance in the accounting literature for business combinations (ASC 805) was performed and these notes were initially recorded at their fair value on the date of the transaction.

Convertible 5% Notes Payable

On March 8, 2010, Manhattan entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Manhattan, Ariston and Ariston Merger Corp., a Delaware corporation and wholly-owned subsidiary of Manhattan (the “Merger Sub”).  Pursuant to the terms and conditions of the Merger Agreement, on March 8, 2010, the Merger Sub merged with and into Ariston (the “Merger”), with Ariston being the surviving corporation of the Merger.  As a result of the Merger, Ariston became a wholly-owned subsidiary of Manhattan.

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

In connection with the exchange transaction with TGBio in December 2011, we performed a valuation of the assets and liabilities of Manhattan immediately prior to the transaction. The cumulative liability including accrued and unpaid interest of these notes was approximately $16,876,000 immediately prior to the Exchange Transaction, and $19,782,377 at March 31, 2015 and $19,544,720 at December 31, 2014. As the 5% Notes are tied directly to net product cash flows derived from the preexisting products of Ariston, the 5% Notes and accrued interest were recorded at fair value of $3,287,700 as of the date of the Exchange Transaction (See Note 4 for further details). No payments have been made on the 5% Notes as of March 31, 2015.

NOTE 7 – LICENSE AGREEMENTS

Anti-PD-L1 and anti-GITR

On March 3, 2015, we entered into a Global Collaboration Agreement (the “Collaboration”) with Checkpoint Therapeutics, Inc. (“Checkpoint”), a subsidiary of Fortress Biotech, Inc. (“Fortress”) for the development and commercialization of Checkpoint’s anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies. Checkpoint will develop and commercialize these antibodies in solid tumors.

Under the terms of the Collaboration, we made an up-front payment of $500,000, will make development and sales-based milestone payments up to an aggregate of $164 million, and will pay a tiered single digit royalty on net sales. The royalty term will terminate on a country by country basis upon the later of (i) ten years after the first commercial sale of any applicable licensed product in such country, or (ii) the expiration of the last-to-expire patent held by the Dana Farber Cancer Institute containing a valid claim to any licensed product in such country.

 Mr. Weiss, our Executive Chairman, Interim CEO and President is also the Executive Vice Chairman of Fortress and the Executive Chairman of Checkpoint (See Note 8).

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

An upfront payment of $2,000,000, which was received in December 2012, net of $330,000 of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $38,000 for each of the three months ended March 31, 2015 and 2014, and, at March 31, 2015 and December 31, 2014, have deferred revenue of approximately $1,638,000 and $1,676,000, respectively, associated with this $2,000,000 payment (approximately $152,000 of which has been classified in current liabilities at March 31, 2015 and December 31, 2014).

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

In connection with the LFB License Agreement, LFB maintained the right to purchase at least $750,000 in additional shares of common stock at a purchase price per share as defined in a November 2012 securities exchange agreement. Accordingly, in February 2015, LFB purchased 114,855 shares of our common stock at a price of $6.53 per share for net proceeds of $750,000. In May 2015, LFB exercised their warrant to purchase 2,500,000 shares of common stock at a purchase price of $0.001 per share.

Under the terms of the LFB License Agreement, we utilize LFB Group for certain development and manufacturing services. We incurred approximately $161,000 and $183,000 in expenses for such services during the three months ended March 31, 2015 and 2014, respectively, which have been included in other research and development expenses in the accompanying consolidated statements of operations. As of March 31, 2015 and December 31, 2014, we had approximately $3,134,000 and $52,000, respectively, recorded in accounts payable related to the LFB License Agreement. In conjunction with the development and manufacturing services discussed above, certain agreements between us and LFB Group require payments in advance of services performed or goods delivered. Accordingly, as of March 31, 2015 and December 31, 2014, we recorded $6,090,548 and $1,886,518, respectively, in prepaid research and development for such advance payments.

In March 2014, we entered into a shared services agreement with Opus Point Partners Management, LLC (“Opus”) in which the parties agreed to share the costs of a rented facility and certain other services.  Michael S. Weiss, our Executive Chairman and Interim Chief Executive Officer, is a Managing Member of Opus. During the three months ended March 31, 2015, we incurred expenses of approximately $59,000, principally for rent, related to this agreement. As of March 31, 2015, we had approximately $20,000 recorded in accounts payable related to this shared services agreement.

As discussed in Note 7 above, with regard to the Collaboration with Checkpoint, Mr. Weiss is also the Executive Vice Chairman of Fortress and the Executive Chairman of Checkpoint. In addition, Mr. Weiss holds equity interests in TG, Fortress and Checkpoint. Therefore, Mr. Weiss will derive an indirect benefit from the Collaboration through Fortress and our share of the collaboration.

On October 3, 2014, we entered into a Desk Space Agreement (the “Desk Agreement”) with Fortress, to occupy approximately 40% of the New York, NY office space recently leased by Fortress. This Desk Agreement requires us to pay our respective share of the average annual rent and other costs of the 15 year lease. We approximate an average annual rental obligation of $1.1 million under the Desk Agreement. Fortress does not expect to take possession of the space until late 2015 or early 2016. Michael S. Weiss, our Executive Chairman and Interim Chief Executive Officer, is on the board of directors and is Executive Vice Chairman, Strategic Development of Fortress.

In connection with the Desk Agreement, we paid $80,000 in advance rent payments, which is recorded in other current assets in the accompanying Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014. Also in connection with this lease, in October 2014 we pledged $0.6 million to secure a line of credit as a security deposit for the Desk Agreement, which has been recorded as Restricted Cash in the accompanying consolidated balance sheet.

NOTE 9 – SUBSEQUENT EVENTS

From April 1, 2015 through May 8, 2015, we sold an aggregate of 518,076 shares of common stock pursuant to the 2015 ATM for total gross proceeds of approximately $8.5 million at an average selling price of $16.38 per share, resulting in net proceeds of approximately $8.0 million after deducting commissions and other transactions costs.

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

You should read the following discussion and analysis in conjunction with the unaudited condensed consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases. Currently, the company is developing two therapies targeting hematological malignancies. TG-1101 (ublituximab) is a novel, glycoengineered monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes. TG Therapeutics is also developing TGR-1202, an orally available PI3K delta inhibitor. The delta isoform of PI3K is strongly expressed in cells of hematopoietic origin and is believed to be important in the proliferation and survival of B-lymphocytes. Both TG-1101 and TGR-1202 are in clinical development for patients with hematologic malignancies. The Company also has pre-clinical programs seeking to develop IRAK4 (interleukin-1 receptor-associated kinase 4) inhibitors and anti-PD-L1 and anti-GITR antibodies.

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

Clinical Trials Overview and Recent Developments

Two single-agent, dose-escalation, Phase I studies were undertaken with TG-1101 to establish an optimal dose in patients with Non-Hodgkin’s Lymphoma (“NHL”) and Chronic Lymphocytic Leukemia (“CLL”). In both studies, single agent therapy with TG-1101 was deemed well tolerated by treating investigators and displayed promising clinical activity in relapsed and refractory patients. In oncology settings, anti-CD20 therapy is generally used in combination with other anti-cancer agents where it demonstrates maximum activity as opposed to single agent usage. As a result, subsequent clinical development for TG-1101 has focused on combination therapy. Currently, our priority combination trials for TG-1101 are:

•	TG-1101 in combination with ibrutinib (trade name IMBRUVICA®), a BTK inhibitor, for patients with CLL; and
•	TG-1101 in combination with TGR-1202, our development stage PI3Kδ inhibitor, for patients with CLL and NHL.

Further details on our priority ongoing combination trials for TG-1101are as follows:

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

Preliminary data from this study was presented at the 56th Annual American Society of Hematology (ASH) meeting held in San Francisco, CA in December 2014.

TG-1101 in Combination with Ibrutinib for Relapsed/Refractory MCL & CLL

In December 2013, we initiated a multi-center Phase 2 clinical trial to evaluate the safety and efficacy of the combination of TG-1101 and ibrutinib for patients with CLL and Mantle Cell Lymphoma (MCL). This is the first clinical trial evaluating the combination of TG-1101 and ibrutinib, an oral Bruton’s Tyrosine Kinase (BTK) inhibitor.

TG Therapeutics partnered with the US Oncology Network and other select centers throughout the United States on the study, with Jeff Sharman, MD, Medical Director for Hematology Research, US Oncology Network, as the Study Chair. This trial has completed enrollment.

Preliminary data from this study was presented at the 56th Annual American Society of Hematology (ASH) meeting held in San Francisco, CA in December 2014.

TG-1101 + Ibrutinib Phase 3 Study Program – The GENUINE Trial

We reached an agreement with the U.S. Food and Drug Administration (the “FDA”) regarding a Special Protocol Assessment (“SPA”) on the design, endpoints and statistical analysis approach of a Phase 3 clinical trial for TG-1101 ibrutinib for the treatment of previously treated CLL patients with high risk cytogenetics. The SPA provides agreement that the Phase 3 trial design adequately addresses objectives that would support the regulatory submission for drug approval.

The Phase 3 trial, named the GENUINE trial, is a randomized controlled clinical trial, with patients receiving either TG-1101 plus ibrutinib or ibrutinib alone. The trial will enroll approximately 330 patients, with the first 200 patients evaluated for overall response rate (“ORR”), and all patients followed for progression-free survival (“PFS”). As per the SPA, if the data is positive, we plan to use the ORR data from the trial as the basis for submission of a Biologics License Application (BLA) for accelerated approval for TG-1101, with the PFS assessment intended to support a filing for full approval.

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

We hold exclusive worldwide rights to develop and commercialize TGR-1202 for all indications worldwide, except for India which has been retained by Rhizen Pharmaceuticals S A.

Clinical Trials Overview and Recent Developments

Initial clinical development of TGR-1202 was focused on establishing preliminary safety and efficacy in a wide variety of hematologic malignancies. Upon identification of safe and active doses of TGR-1202, a combination clinical trial program was opened, exploring TGR-1202 in combination with a variety of agents. Our current combination clinical trials for TGR-1202 are:

•	TGR-1202 in combination with TG-1101 (ublituximab) in patients with relapsed or refractory NHL and CLL;
•	TGR-1202 in combination with the anti-CD20 antibody, obinutuzumab (GAZYVA®) and chlorambucil in patients with previously untreated CLL;
•	TGR-1202 in combination with the anti-CD30 antibody drug conjugate, brentuximab vedotin (ADCETRIS®), in patients with relapsed or refractory Hodgkin’s lymphoma; and
•	TGR-1202 in combination with the BTK inhibitor, ibrutinib, in patients with previously treated CLL and MCL.

Single Agent TGR-1202 in Patients with Relapsed/Refractory Hematologic Malignancies

In January 2013, we initiated a Phase I, open label, multi-center, first-in-human clinical trial of TGR-1202 in patients with hematologic malignancies. The study entitled TGR-1202-101, “A Phase I Dose Escalation Study Evaluating the Safety and Efficacy of TGR-1202 in Patients with Relapsed or Refractory Hematologic Malignancies,” is being run in collaboration with the Sarah Cannon Research Institute in Nashville, TN with Howard “Skip” Burris, MD, Executive Director, Drug Development as the acting Study Chair. Enrollment is open to patients with relapsed or refractory NHL, CLL, and other select hematologic malignancies. As of April 2015, TGR-1202-101 is ongoing and enrolling patients in select expansion cohorts.

Data from this ongoing Phase I study was presented at the ASH meeting held in San Francisco, CA.

TGR-1202 Combination Trials

TGR-1202 is being evaluated in combination with the anti-CD20 antibody, obinutuzumab and chlorambucil in patients with previously untreated CLL, in combination with the anti-CD30 antibody drug conjugate, brentuximab vedotin, in patients with relapsed or refractory Hodgkin’s lymphoma, and in combination with the BTK inhibitor, ibrutinib, in patients with previously treated CLL and MCL. It is anticipated that preliminary results from these studies will be presented at future medical conferences.

IRAK4

Interleukin-1 Receptor Associated Kinase 4, referred to as IRAK4, is a key signaling kinase that becomes inappropriately activated in tumors that carry certain oncogenic mutations of MYD88, which can be found in most patients with Waldenström’s Macroglobulinemia, a rare B-cell cancer, as well as in a sub-set of patients with Non-Hodgkin’s Lymphoma and Chronic Lymphocytic Leukemia. Additionally, IRAK4 is a key component of signaling pathways which regulate immune and inflammatory processes suggesting that inhibition of IRAK4 may also be useful in the treatment of autoimmune related disorders. We hold global rights to develop and commercialize the IRAK4 program, which was licensed from Ligand Pharmaceuticals. Our IRAK4 program is currently in pre-clinical development. In April 2015 we presented pre-clinical data on the IRAK4 compounds at the 2015 American Association for Cancer Research (AACR) Annual Meeting.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2015 and March 31, 2014

License Revenue. License revenue was $38,095 for the three months ended March 31, 2015 and 2014. License revenue for the three months ended March 31, 2015 and 2014 was related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants equaled $1,337,908 for the three months ended March 31, 2015, as compared to $1,901,610 during the comparable period in 2014. The decrease in noncash compensation expense was primarily related to milestone-based vesting of restricted stock grants to personnel that occurred during the period ended March 31, 2014.

Other Research and Development Expenses. Other research and development expenses increased by $5,771,173 to $8,279,431 for the three months ended March 31, 2015, as compared to $2,508,258 for the three months ended March 31, 2014. Due to increased clinical trials, increased number of patients on study, and increased manufacturing and clinical trial expenses in preparation for the launch of Phase 3 registration programs research and development expenses related to TG-1101 and TGR-1202 increased by approximately $4,100,000 and $1,100,000, respectively. We also incurred an upfront cash payment of $500,000 as part of a global collaboration agreement for the development and commercialization of anti-PD-L1 and anti-GITR antibody research programs. We expect our other research and development costs to increase modestly for the remainder of 2015 due primarily to the enrollment of additional patients in our clinical trials.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants increased by $1,689,292 to $4,019,120 for the three months ended March 31, 2015, as compared to $2,329,828 for the three months ended March 31, 2014. The increase in noncash compensation expense was primarily related to the achievement of milestone-based vesting of restricted stock grants to consultants and personnel during the period ended March 31, 2015.

Other General and Administrative Expenses. Other general and administrative expenses increased by $100,963 to $1,004,487 for the three months ended March 31, 2015, as compared to $903,524 for the three months ended March 31, 2014. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2015.

Other (Income) Expense. Other income decreased by $32,760 to $25,116 for the three months ended March 31, 2015, as compared to $57,876 for the three months ended March 31, 2014. The decrease is mainly due to the increase in the change in the fair value of notes payable offset by the gain on settlement of notes payable that was only present during the three months ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash have been from the sale of equity securities, warrant and option exercises, and the upfront payment from our Sublicense Agreement with Ildong. We have not yet commercialized any of our drug candidates and cannot be sure if we will ever be able to do so. Even if we commercialize one or more of our drug candidates, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to obtain regulatory approval for our drug candidates, successfully complete any post-approval regulatory obligations and successfully commercialize our drug candidates alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

As of March 31, 2015, we had $105,225,592 in cash and cash equivalents, investment securities, and interest receivable. Subsequent to the quarter ended March 31, 2015, we sold a total of 518,076 shares of common stock under the 2015 ATM for aggregate net proceeds of approximately $8.0 million.

We currently anticipate that our cash and cash equivalents as of March 31, 2015 plus the amounts raised subsequent to the end of the quarter are sufficient to fund our anticipated operating cash requirements for more than 24 months from March 31, 2015. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Cash used in operating activities for the three months ended March 31, 2015 was $8,882,353as compared to $8,328,891 for the three months ended March 31, 2014. The increase in cash used in operating activities was due primarily to increased expenditures associated with our clinical development programs for TG-1101 and TGR-1202.

For the three months ended March 31, 2015, net cash provided by investing activities was $3,843,117 as compared to $3,165 net cash used in investing activities for the three months ended March 31, 2014. The increase in net cash provided by investing activities was primarily due to maturities of our investment in held-to-maturity treasury securities.

For the three months ended March 31, 2015, net cash provided by financing activities of $35,329,897 related to our ATM program, as well as proceeds from the exercise of warrants. For the three months ended March 31, 2014, net cash provided by financing activities of $17,442,917 related to net proceeds from the issuance of common stock as part of our underwritten public offering in March 2014, as well as proceeds from the exercise of warrants.

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

Accounting Related to Goodwill. As of March 31, 2015 and December 31, 2014, there was $799,391 of goodwill on our consolidated balance sheets. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit’s carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of March 31, 2015, our portfolio of financial instruments consists of cash equivalents, including bank deposits, and investments. Due to the short-term nature of our investments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In order to submit and maintain an IND, BLA, or New Drug Application (“NDA”) to the FDA, it is necessary to submit all information on the clinical, non-clinical, chemistry, manufacturing, controls and quality aspects of the product candidate. We rely on our third party contractors and our licensing partners to provide a significant portion of this data. If we are unable to obtain this data, or the data is not sufficient to meet the regulatory requirements, we may experience significant delays in our development programs. Additionally, an IND must be active in each division in which we intend to conduct clinical trials. Currently we do not have an active IND for any of the IRAK4 inhibitors nor for our anti-PD-L1 and anti-GITR antibodies. Additionally, there can be no assurance given that any of the molecules under development in our IRAK4 inhibitor program or in our anti-PD-L1 and anti-GITR antibody research program will demonstrate sufficient pharmacologic properties during pre-clinical evaluation to advance to IND enabling studies, or that such IND enabling studies, if any are conducted, will provide data sufficient to support the filing of an IND, or that such IND, if filed, would be accepted by any FDA division under which we would seek to develop any product candidate. While we maintain an active IND for TG-1101 and TGR-1202 enabling the conduct of studies in the FDA’s Division of Hematology and Oncology, there can be no assurance that we will be successful in obtaining an active IND for TG-1101 or TGR-1202 in any other division under whose supervision we may seek to develop our product candidates, or that the FDA will allow us to continue the development of our product candidates in those divisions where we maintain an active IND.

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

Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. As in the United States, the regulatory approval process in Europe and in other countries is a lengthy and challenging process. The FDA, and any other regulatory body around the world can delay, limit or deny approval of a product candidate for many reasons, including:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for any indication;
•	the FDA may not accept clinical data from trials which are conducted by individual investigators or in countries where the standard of care is potentially different from the United States;
•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA, NDA or other submission or to obtain regulatory approval in the United States or elsewhere;
•	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we or our collaborators contract for clinical and commercial supplies; or
•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

With respect to TGR-1202, there are several PI3K delta targeted compounds both approved, such as Gilead’s Zydelig™ (idelalisib), and in development, including, but not limited to, Infinity Pharmaceuticals’ duvelisib (IPI-145), which if approved we would expect to compete directly with TGR-1202. In addition, there are numerous other novel therapies targeting similar pathways to TGR-1202 in development, which if approved would also compete with TGR-1202 in similar indications, such as the BTK inhibitor, ibrutinib (FDA approved for MCL, CLL, and WM and marketed by Pharmacyclics and Janssen), or the bcl-2 inhibitor ABT-199 (under clinical development by AbbVie and Roche).

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

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted only after we submit a BLA or NDA to the FDA, if at all. We do not control the manufacturing process of our product candidates and are completely dependent on our contract manufacturing partners for compliance with the FDA’s requirements for manufacture of finished pharmaceutical products (good manufacturing practices, GMP). If our contract manufacturers cannot successfully manufacture material that conforms to our target product specifications, patent specifications, and/or the FDA’s strict regulatory requirements of safety, purity and potency, we will not be able to secure and/or maintain FDA approval for our product candidates. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If our contract manufacturers cannot meet FDA standards, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates. No assurance can be given that a long-term, scalable manufacturer can be identified or that they can make clinical and commercial supplies of our product candidates that meet the product specifications of previously manufactured batches, or is of a sufficient quality, or at an appropriate scale and cost to make it commercially feasible. If they are unable to do so, it could have a material adverse impact on our business.

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

As of March 31, 2015, we had twenty-four full and part time employees. Over time, we will need to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue research and development activities, and commercialize our product candidates. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth, and various projects requires that we:

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

Currently, the composition of matter patent and several method of use patents for TG-1101 in various indications and settings have been applied for but have not yet been issued, or have not yet been issued in all jurisdictions in which such applications have been filed.  Composition of matter and/or method of use patents for TGR-1202 and for our IRAK4 inhibitor program and anti-PD-L1 and anti-GITR programs have also been applied for but have not yet been issued to date.  There can be no guarantee that any of these patents for which an application has already been filed, nor any patents filed in the future for our product candidates will be granted in any or all jurisdictions in which there were filed, or that all claims initially included in such patent applications will be allowed in the final patent that is issued. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our partners will be successful in protecting our product candidates by obtaining and defending patents.

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

As of March 31, 2015, we had net cash, cash equivalents, investment securities and interest receivable of approximately $105,226,000. We believe that our cash and cash equivalents and investments, inclusive of the amounts raised subsequent to the end of the year, will sustain our operations for more than 24 months from March 31, 2015. As a result, we will need additional capital to continue our operations beyond that time. Required additional sources of financing to continue our operations in the future might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned preclinical and clinical trials or obtain approval of any of our product candidates from the FDA or any foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which would have a dilutive effect to stockholders.

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

We have never been profitable and, as of March 31, 2015, we had an accumulated deficit of $109,763,015. We have generated operating losses in all periods since we were incorporated. We expect to make substantial expenditures resulting in increasing operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial efforts for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Our directors, executive officers, their affiliates, and our principal stockholders beneficially own approximately 40% of our outstanding voting stock, including shares underlying outstanding options and warrants. Our directors, officers and principal stockholders, taken as a whole, have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues submitted to our stockholders.

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

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

10.1	Collaboration Agreement by and between TG Therapeutics, Inc. and Checkpoint Therapeutics, Inc., dated March 3, 2015. Confidential Treatment Requested. Confidential portions of this document have been redacted and have been separately filed with the Commission.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2015.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2015.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 11, 2015.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 11, 2015.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to the Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: May 11, 2015	By:	/s/ Sean A. Power
Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

10.1	Collaboration Agreement by and between TG Therapeutics, Inc. and Checkpoint Therapeutics, Inc., dated March 3, 2015. Confidential Treatment Requested. Confidential portions of this document have been redacted and have been separately filed with the Commission.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2015.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2015.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 11, 2015.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 11, 2015.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to the Consolidated Financial Statements (filed herewith).

