Form 10-Q
period 2015-06-30
TG THERAPEUTICS, INC.
filed 2015-08-10
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Yes ☐    No ☒

There were 52,547,286 shares of the registrant’s common stock, $0.001 par value, outstanding as of August 4, 2015.

TG THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect,” “plan,” “intend” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, or the SEC, or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

•	expectations for increases or decreases in expenses;
•	expectations for the clinical and pre-clinical development, manufacturing, regulatory approval, and commercialization of our pharmaceutical product candidates or any other products we may acquire or in-license;
•	use of clinical research centers and other contractors;
•	expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;
•	expectations for generating revenue or becoming profitable on a sustained basis;
•	expectations or ability to enter into marketing and other partnership agreements;
•	expectations or ability to enter into product acquisition and in-licensing transactions;
•	expectations or ability to build our own commercial infrastructure to manufacture, market and sell our drug candidates;
•	expectations for the acceptance of our products by doctors, patients or payors;
•	ability to compete against other companies and research institutions;
•	ability to secure adequate protection for our intellectual property;
•	ability to attract and retain key personnel;
•	ability to obtain reimbursement for our products;
•	estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments;
•	stock price volatility;
•	expected losses; and
•	expectations for future capital requirements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,300,086	$55,713,784
Short-term investment securities	31,765,910	23,062,034
Interest receivable	190,313	85,516
Prepaid research and development	10,921,958	6,179,743
Other current assets	548,776	173,952
Total current assets	103,727,043	85,215,029
Restricted cash	577,110	575,012
Long-term investment securities	18,311,340	--
Equipment, net	34,833	20,357
Goodwill	799,391	799,391
Other assets	155,564	137,101
Total assets	$123,605,281	$86,746,890

Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$8,254,189	$3,991,625
Accrued compensation	506,000	702,000
Current portion of deferred revenue	152,381	152,381
Notes payable	295,360	275,190
Total current liabilities	9,207,930	5,121,196
Deferred revenue, net of current portion	1,447,619	1,523,810
Total liabilities	10,655,549	6,645,006
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value per share (10,000,000 shares authorized, none issued and outstanding as of June 30, 2015 and December 31, 2014)	--	--
Common stock, $0.001 par value per share (150,000,000 shares authorized, 51,697,864 and 44,974,248 shares issued, 51,656,555 and 44,932,939 shares outstanding at June 30, 2015 and December 31, 2014, respectively)	51,698	44,974
Contingently issuable shares	6	6
Additional paid-in capital	239,998,563	175,476,521
Treasury stock, at cost	(234,337)	(234,337)
Accumulated deficit	(126,866,198)	(95,185,280)
Total equity	112,949,732	80,101,884
Total liabilities and equity	$123,605,281	$86,746,890

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

License revenue	$38,095	$38,095	$76,190	$76,190

Costs and expenses:
Research and development:
Noncash stock expense associated with in-licensing agreement	--	1,211,250	--	1,211,250
Noncash compensation	1,359,446	3,300,111	2,697,354	5,201,721
Other research and development	9,902,214	2,336,771	18,181,645	4,845,029
Total research and development	11,261,660	6,848,132	20,878,999	11,258,000

General and administrative:
Noncash compensation	4,883,540	4,438,735	8,902,660	6,768,563
Other general and administrative	1,004,475	706,725	2,008,962	1,610,249
Total general and administrative	5,888,015	5,145,460	10,911,622	8,378,812

Total costs and expenses	17,149,675	11,993,592	31,790,621	19,636,812

Operating loss	(17,111,580)	(11,955,497)	(31,714,431)	(19,560,622)

Other (income) expense:
Interest income	(31,551)	(12,727)	(53,683)	(26,201)
Other income	--	--	--	(95,427)
Interest expense	246,526	234,787	484,183	461,127
Change in fair value of notes payable	(223,372)	(191,127)	(464,013)	(366,442)
Total other (income) expense	(8,397)	30,933	(33,513)	(26,943)

Net loss	$(17,103,183)	$(11,986,430)	$(31,680,918)	$(19,533,679)

Basic and diluted net loss per common share	$(0.38)	$(0.36)	$(0.73)	$(0.62)

Weighted average shares used in computing basic and diluted net loss per common share	45,320,637	32,985,130	43,216,385	31,546,060

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statement of Equity
for the six months ended June 30, 2015 (Unaudited)

	Preferred stock		Common stock		Contingently issuable	Additional paid-in	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	shares	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2015	--	$--	44,974,248	$44,974	$6	$175,476,521	41,309	$(234,337)	$(95,185,280)	$80,101,884
Issuance of common stock in connection with exercise of warrants			2,914,703	2,915		989,729				992,644
Issuance of common stock in connection with cashless exercise of warrants			2,915	3		(3)				--
Issuance of restricted stock			471,592	471		(471)				--
Forfeiture of restricted stock			(1,166)	(1)		1				--
Issuance of common stock to affiliate for cash (See Note 8)			114,855	115		749,888				750,003
Issuance of common stock in At the Market offering (net of offering costs of $965,188)			3,220,717	3,221		51,182,884				51,186,105
Compensation in respect of restricted stock granted to employees, directors and consultants						11,600,014				11,600,014
Net loss									(31,680,918)	(31,680,918)
Balance at June 30, 2015	--	$--	51,697,864	$51,698	$6	$239,998,563	41,309	$(234,337)	$(126,866,198)	$(112,949,732)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(31,680,918)	$(19,533,679)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Gain on settlement of notes payable	--	(95,427)
Noncash stock compensation expense	11,600,014	11,970,284
Noncash stock expense associated with in-licensing agreement	--	1,211,250
Depreciation	5,805	1,558
Amortization of premium on investment securities	205,409	66,943
Change in fair value of notes payable	20,170	94,685
Changes in assets and liabilities:
Increase in restricted cash	(2,098)	--
Increase in other current assets	(5,117,040)	(2,383,969)
Increase in accrued interest receivable	(104,797)	(47,513)
Increase in other assets	--	(13,244)
Increase (decrease) in accounts payable and accrued expenses	4,018,767	(3,002,113)
Decrease in interest payable	--	(94,590)
Decrease in deferred revenue	(76,191)	(76,191)
Net cash used in operating activities	(21,130,879)	(11,902,006)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(20,280)	(3,165)
Investment in held-to-maturity long-term securities	(18,324,355)	(6,127,539)
Investment in held-to-maturity short-term securities	(16,746,270)	(3,090,469)
Proceeds from maturity of short-term securities	7,850,000	--
Net cash used in investing activities	(27,240,905)	(9,221,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrants	992,644	1,602,060
Payment of notes payable	--	(677,778)
Proceeds from sale of common stock, net	51,984,879	16,791,408
Deferred financing costs paid	(19,437)	--
Net cash provided by financing activities	52,958,086	17,715,690

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,586,302	(3,407,489)

Cash and cash equivalents at beginning of period	55,713,784	40,485,466

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$60,300,086	$37,077,977

NONCASH TRANSACTIONS
Accrued financing costs	$47,797	$--
Reclassification of deferred financing costs to additional paid-in capital	$(48,771)	$--

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases. Currently, the Company is developing two therapies targeting hematologic malignancies. TG-1101 (ublituximab) is a novel, glycoengineered monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes. We are also developing TGR-1202, an orally available PI3K delta inhibitor. The delta isoform of PI3K is strongly expressed in cells of hematopoietic origin and is believed to be important in the proliferation and survival of B-lymphocytes. Both TG-1101 and TGR-1202 are in clinical development for patients with hematologic malignancies. The Company also has pre-clinical programs seeking to develop IRAK4 (interleukin-1 receptor-associated kinase 4) inhibitors and anti-PD-L1 and anti-GITR antibodies.

We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014. The accompanying December 31, 2014 balance sheet has been derived from these statements. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Liquidity and Capital Resources

We have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and, may never become profitable. As of June 30, 2015, we have an accumulated deficit of $126,866,198.

Our major sources of cash have been proceeds from the private placement and public offering of equity securities. We have not yet commercialized any of our drug candidates and cannot be sure if we will ever be able to do so. Even if we commercialize one or more of our drug candidates, we may not become profitable. Our ability to achieve profitability depends on many factors, including our ability to obtain regulatory approval for our drug candidates; successfully complete any post-approval regulatory obligations; and successfully commercialize our drug candidates alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

As of June 30, 2015, we had approximately $110.6 million in cash, cash equivalents, investment securities, and interest receivable. We anticipate that our cash and cash equivalents and investments will be sufficient to fund our anticipated operating cash requirements for more than 24 months from June 30, 2015. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current strategic plan, including the commercialization of any of our drug candidates.

Our common stock is listed on the Nasdaq Capital Market and trades under the symbol “TGTX.”

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update to ASC 606, Revenue from Contracts with Customers. This update to ASC 606 provides a five-step process to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received in exchange for those goods or services. This update to ASC 606 will also result in enhanced disclosures about revenue, providing guidance for transactions that were not previously addressed comprehensively, and improving guidance for multiple-element arrangements. This update to ASC 606 is effective for us beginning in fiscal 2018. We are currently evaluating the impact of this update on our consolidated financial statements.

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

Restricted Cash

We record cash pledged or held in trust as restricted cash. As of June 30, 2015, we have approximately $0.6 million of restricted cash pledged to secure a line of credit as a security deposit for a Desk Space Agreement (see Note 8).

Investment Securities

Investment securities at June 30, 2015 and December 31, 2014 consist of short-term and long-term government securities. We classify these securities as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share of our common stock is calculated by dividing net loss applicable to the common stock by the weighted-average number of our common stock outstanding for the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because we incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented. The amounts of potentially dilutive securities excluded from the calculation were 5,668,134 and 9,702,633 at June 30, 2015 and 2014, respectively. During the three and six months ended June 30, 2015 and 2014, we incurred a net loss; therefore, all of the dilutive securities are excluded from the computation of diluted earnings per share.

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

NOTE 2 – CASH AND CASH EQUIVALENTS

The following tables summarize our cash and cash equivalents at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Money market funds	$5,267,687	$12,364,537
Checking and bank deposits	55,032,399	43,349,247
Total	$60,300,086	$55,713,784

NOTE 3 – INVESTMENT SECURITIES

We record our investments as either held-to-maturity or available-for-sale. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our investment securities at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between July 2015 and June 2016) (held-to-maturity)	$31,765,910	$6,781	$1,326	$31,771,365

Long-term investments:
Obligations of domestic governmental agencies (maturing between July 2016 and June 2017) (held-to-maturity)	18,311,340	17,165	470	18,328,035
Total short-term and long-term investment securities	$50,077,250	$23,946	$1,796	$50,099,400

	December 31, 2014
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2015 and December 2015) (held-to-maturity)	$23,062,034	$922	$5,806	$23,057,150
Total short-term investment securities	$23,062,034	$922	$5,806	$23,057,150

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

As of June 30, 2015 and December 31, 2014, the fair values of cash and cash equivalents, restricted cash, and notes and interest payable, current portion approximate their carrying value.

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

The cumulative liability including accrued and unpaid interest of the 5% Notes was approximately $19.5 million at December 31, 2014 and $20.0 million at June 30, 2015. No payments have been made on the 5% Notes as of June 30, 2015.

In December 2011 we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

As of December 31, 2013, as a result of expiring intellectual property rights and other factors, it was determined that net product cash flows from AST-726 were unlikely. As we have no other obligations under the 5% Notes aside from the net product cash flows and the conversion feature, the conversion feature was used to estimate the 5% Notes’ fair value as of June 30, 2015 and December 31, 2014. The assumptions, assessments and projections of future revenues are subject to uncertainties, difficult to predict, and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our consolidated financial statements.

The following tables provide the fair value measurements of applicable financial liabilities as of June 30, 2015 and December 31, 2014:

	Financial liabilities at fair value as of June 30, 2015
	Level 1	Level 2	Level 3	Total

5% Notes	$--	$--	$295,360	$295,360
Totals	$--	$--	$295,360	$295,360

	Financial liabilities at fair value as of December 31, 2014
	Level 1	Level 2	Level 3	Total

5% Notes	$--	$--	$275,190	$275,190
Totals	$--	$--	$275,190	$275,190

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

The following table summarizes the changes in Level 3 instruments during the six months ended June 30, 2015:

Fair value at December 31, 2014	$275,190
Interest accrued on face value of 5% Notes	484,183
Change in fair value of Level 3 liabilities	(464,013)
Fair value at June 30, 2015	$295,360

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

In December 2014, we filed a shelf registration statement on Form S-3 (the “2015 S-3”), which was declared effective in January 2015. Under the 2015 S-3, the Company may sell up to a total of $250 million of its securities. In connection with the 2015 S-3, we amended our 2013 At-the-Market Issuance Sales Agreement with MLV & Co. LLC (the “2015 ATM”) such that we may issue and sell additional shares of our common stock, having an aggregate offering price of up to $75.0 million, from time to time through MLV & Co. LLC (“MLV”), acting as the sales agent. Under the 2015 ATM we pay MLV a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock sold through MLV.

During the six months ended June 30, 2015, we sold a total of 3,220,717 shares of common stock under the 2015 ATM for aggregate total gross proceeds of approximately $52.2 million at an average selling price of $16.19 per share, resulting in net proceeds of approximately $51.2 million after deducting commissions and other transaction costs.

From July 1, 2015 through August 6, 2015, we sold an aggregate of 873,781 shares of common stock pursuant to the 2015 ATM for total gross proceeds of approximately $16.1 million at an average selling price of $18.38 per share, resulting in net proceeds of approximately $15.8 million after deducting commissions and other transaction costs.

We currently have two shelf registration statements on Form S-3 filed and declared effective by the SEC (File No. 333-189015 and File No. 333-201339). After deducting shares already sold, approximately $248.3 million of common stock remains available for sale under these shelf registration statements. We may offer the securities under our shelf registration statements from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that these shelf registration statements provide us with the flexibility to raise additional capital to finance our operations as needed.

Equity Incentive Plans

An amendment to the TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (“2012 Incentive Plan”) was approved by stockholders in June 2015. Pursuant to this amendment, 6,000,000 shares were added to the 2012 Incentive Plan. Shares available for the issuance of stock options or other stock-based awards under our 2012 Incentive Plan were 5,655,574 shares at June 30, 2015.

Stock Options

The following table summarizes stock option activity for the three months ended June 30, 2015:

	Number of shares	Weighted- average exercise price	Weighted- average Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2014	194	$971.70	3.50	$--
Granted	--	--
Exercised	--	--
Forfeited	--	--
Expired	(42)	2,811.53
Outstanding at June 30, 2015	152	$463.32	3.97	$--

Exercisable at June 30, 2015	152	$463.32	3.97	$--

As of June 30, 2015, there are no unvested option awards and no unrecognized compensation cost related to option awards.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted share activity for the six months ended June 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	6,400,001	$5.86
Granted	471,592	16.03
Vested	(813,997)	4.99
Forfeited	(1,166)	10.53
Outstanding at June 30, 2015	6,056,430	$6.77

Total expense associated with restricted stock grants was approximately $11.6 million during the six months ended June 30, 2015. As of June 30, 2015, there was approximately $21.0 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 2.2 years. This amount does not include, as of June 30, 2015, 1,863,167 shares of restricted stock outstanding issued to non-employees. The expense for non-employee shares is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date.

Warrants

The following table summarizes warrant activity for the six months ended June 30, 2015:

	Warrants	Weighted- average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2014	4,148,228	$0.94	$61,792,184
Issued	--	--
Exercised	(2,918,115)	0.34
Expired	(11,364)	2.25
Outstanding at June 30, 2015	1,218,749	$2.37	$17,327,944

Stock-Based Compensation

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. We did not grant any stock options during the six months ended June 30, 2015 and 2014.

The following table summarizes stock-based compensation expense information about stock options and restricted stock for the three and six months ended June 30, 2015:

	Three months ended June 30, 2015	Six months ended June 30, 2015
Stock-based compensation expense associated with restricted stock	$6,242,986	$11,600,014
Stock-based compensation expense associated with option grants	--	--
	$6,242,986	$11,600,014

NOTE 6 – NOTES PAYABLE

The following is a summary of notes payable:

	June 30, 2015			December 31, 2014
	Current portion, net	Non-current portion, net	Total	Current portion, net	Non-current portion, net	Total
Convertible 5% Notes Payable	$295,360	$-	$295,360	$275,190	$-	$275,190
Total	$295,360	$-	$295,360	$275,190	$-	$275,190

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

The 5% Notes and accrued and unpaid interest thereon are convertible at the option of the holder into common stock at the conversion price of $1,125 per share.  Ariston agreed to make quarterly payments on the 5% Notes equal to 50% of the net product cash flow received from the exploitation or commercialization of Ariston’s product candidates, AST-726 and AST-915.  We have no obligation under the 5% Notes aside from a) 50% of the net product cash flows from Ariston’s product candidates, if any, payable to noteholders; and b) the conversion feature, discussed above. Interest accrues monthly, is added to principal on an annual basis, every March 8, and is payable at maturity, which was March 8, 2015.

The cumulative liability including accrued and unpaid interest of these notes was approximately $20.0 million at June 30, 2015 and $19.5 million at December 31, 2014. No payments have been made on the 5% Notes as of June 30, 2015.

In December 2011 we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments (See Note 4 for further details).

NOTE 7 – LICENSE AGREEMENTS

Anti-PD-L1 and anti-GITR

On March 3, 2015, we entered into a Global Collaboration Agreement (the “Collaboration”) with Checkpoint Therapeutics, Inc. (“Checkpoint”), a subsidiary of Fortress Biotech, Inc. (“Fortress”), a related party, for the development and commercialization of Checkpoint’s anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies. Checkpoint retains the rights to develop and commercialize these antibodies in solid tumors.

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

 Michael Weiss, our Executive Chairman, Interim CEO and President is also the Executive Vice Chairman of Fortress and the Executive Chairman of Checkpoint (See Note 8).

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

An upfront payment of $2,000,000, which was received in December 2012, net of $330,000 of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $76,000 for each of the six months ended June 30, 2015 and 2014 and, at June 30, 2015 and December 31, 2014, have deferred revenue of approximately $1.6 million and $1.7 million, respectively, associated with this $2,000,000 payment (approximately $152,000 of which has been classified in current liabilities at June 30, 2015 and December 31, 2014).

We may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to us on net sales of TG-1101 in the sublicense territory.

NOTE 8 – RELATED PARTY TRANSACTIONS

LFB Biotechnologies

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

Under the terms of the LFB License Agreement, we utilize LFB Group for certain development and manufacturing services. We incurred approximately $2.3 million and $183,000 in expenses for such services during the six months ended June 30, 2015 and 2014, respectively, which have been included in other research and development expenses in the accompanying consolidated statements of operations. As of June 30, 2015 and December 31, 2014, we had approximately $1.8 million and $52,000, respectively, recorded in accounts payable related to the LFB License Agreement. In conjunction with the development and manufacturing services discussed above, certain agreements between us and LFB Group require payments in advance of services performed or goods delivered. Accordingly, as of June 30, 2015 and December 31, 2014, we recorded $5,707,223 and $1,886,518, respectively, in prepaid research and development for such advance payments.

Other Parties

In March 2014, we entered into a shared services agreement with Opus Point Partners Management, LLC (“Opus”) in which the parties agreed to share the costs of a rented facility and certain other services.  Our Executive Chairman and Interim Chief Executive Officer, is a Managing Member of Opus. During the six months ended June 30, 2015, we incurred expenses of approximately $116,000, principally for rent, related to this agreement. As of June 30, 2015, we had approximately $37,000 recorded in accounts payable related to this shared services agreement.

As discussed in Note 7 above, with regard to the Collaboration with Checkpoint, Our Executive Chairman and Interim Chief Executive Officer is also the Executive Vice Chairman of Fortress and the Executive Chairman of Checkpoint. In addition, Mr. Weiss holds equity interests in TG, Fortress and Checkpoint. Therefore, Mr. Weiss will derive an indirect benefit from the Collaboration through Fortress and our share of the Collaboration.

On October 3, 2014, we entered into a Desk Space Agreement (the “Desk Agreement”) with Fortress, to occupy approximately 40% of the New York City office space recently leased by Fortress. This Desk Agreement requires us to pay our respective share of the average annual rent and other costs of the 15 year lease. We approximate an average annual rental obligation of $1.1 million under the Desk Agreement. Fortress does not expect to take possession of the space until late 2015 or early 2016. Our Executive Chairman and Interim Chief Executive Officer, is on the board of directors and is Executive Vice Chairman, Strategic Development of Fortress.

In connection with the Desk Agreement, we paid $80,000 in advance rent payments, which is recorded in other current assets in the accompanying consolidated balance sheets as of June 30, 2015 and December 31, 2014. Also in connection with this lease, in October 2014 we pledged $0.6 million to secure a line of credit as a security deposit for the Desk Agreement, which has been recorded as Restricted Cash in the accompanying consolidated balance sheets.

NOTE 9 – SUBSEQUENT EVENTS

From July 1, 2015 through August 6, 2015, we sold an aggregate of 873,781 shares of common stock pursuant to the 2015 ATM for total gross proceeds of approximately $16.1 million at an average selling price of $18.38 per share, resulting in net proceeds of approximately $15.8 million after deducting commissions and other transaction costs.

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

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases. Currently, the company is developing two therapies targeting hematologic malignancies. TG-1101 (ublituximab) is a novel, glycoengineered monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes. We are also developing TGR-1202, an orally available PI3K delta inhibitor. The delta isoform of PI3K is strongly expressed in cells of hematopoietic origin and is believed to be important in the proliferation and survival of B-lymphocytes. Both TG-1101 and TGR-1202 are in clinical development for patients with hematologic malignancies. The Company also has pre-clinical programs seeking to develop IRAK4 (interleukin-1 receptor-associated kinase 4) inhibitors and anti-PD-L1 and anti-GITR antibodies.

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

Clinical Trials Overview and Recent Developments

Two single-agent, dose-escalation, Phase I studies were undertaken with TG-1101 to establish an optimal dose in patients with Non-Hodgkin’s Lymphoma (“NHL”) and Chronic Lymphocytic Leukemia (“CLL”). In both studies, single agent therapy with TG-1101 was deemed well tolerated by treating investigators and displayed promising clinical activity in relapsed and refractory patients. In oncology settings, anti-CD20 therapy is generally used in combination with other anti-cancer agents where it demonstrates maximum activity as opposed to single agent usage. As a result, subsequent clinical development for TG-1101 has focused on combination therapy. Currently, our priority combination trials for TG-1101 are:

•	TG-1101 in combination with ibrutinib (trade name IMBRUVICA®), a Bruton’s Tyrosine Kinase (“BTK”) inhibitor, for patients with CLL; and
•	TG-1101 in combination with TGR-1202, our development stage PI3Kδ inhibitor, for patients with CLL and NHL.

Further details on our priority ongoing combination trials for TG-1101 are as follows:

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

The MD Anderson Cancer Center is the lead center for the trial with Nathan Fowler, MD, Assistant Professor and Co-Director of Clinical Research in the Department of Lymphoma, as the Study Chair for the NHL patient group and Susan O’Brien, MD, formerly of MD Anderson and now Professor and Medical Director for Cancer Clinical Trials and Research at UC Irvine as the Study Chair for the CLL patient group. As of July 2015, enrollment into this study is ongoing in select expansion cohorts.

Preliminary data from this study was presented at the 51st American Society of Clinical Oncology (ASCO) Annual Meeting held in Chicago, IL in May/June 2015, and again in June 2015 at both the 20th European Hematology Association (EHA) Meeting held in Vienna, Austria as well as at the 13th International Congress on Malignant Lymphoma (ICML), held in Lugano, Switzerland.

TG-1101 in Combination with Ibrutinib for Relapsed/Refractory MCL & CLL

In December 2013, we initiated a multi-center Phase 2 clinical trial to evaluate the safety and efficacy of the combination of TG-1101 and ibrutinib for patients with CLL and Mantle Cell Lymphoma (MCL). This is the first clinical trial evaluating the combination of TG-1101 and ibrutinib, an oral BTK inhibitor.

TG Therapeutics partnered with the US Oncology Network and other select centers throughout the United States on the study, with Jeff Sharman, MD, Medical Director for Hematology Research, US Oncology Network, as the Study Chair. This trial has completed enrollment.

Preliminary data from this study was presented at the 56th Annual American Society of Hematology (ASH) meeting held in San Francisco, CA in December 2014, and most recently updated at the 13th International Congress on Malignant Lymphoma (ICML), held in Lugano, Switzerland in June 2015.

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

Clinical Trials Overview and Recent Developments

Initial clinical development of TGR-1202 was focused on establishing preliminary safety and efficacy in a wide variety of hematologic malignancies. Upon identification of safe and active doses of TGR-1202, a combination clinical trial program was opened, exploring TGR-1202 in combination with a variety of agents. Our current combination clinical trials for TGR-1202 are:

•	TGR-1202 in combination with TG-1101 (ublituximab) in patients with relapsed or refractory NHL and CLL;
•	TGR-1202 in combination with the anti-CD20 antibody, obinutuzumab (GAZYVA®) and chlorambucil in patients with CLL;
•	TGR-1202 in combination with the anti-CD30 antibody drug conjugate, brentuximab vedotin (ADCETRIS®), in patients with relapsed or refractory Hodgkin’s lymphoma; and
•	TGR-1202 in combination with the BTK inhibitor, ibrutinib, in patients with previously treated CLL and MCL.

Single Agent TGR-1202 in Patients with Relapsed/Refractory Hematologic Malignancies

In January 2013, we initiated a Phase I, open label, multi-center, first-in-human clinical trial of TGR-1202 in patients with hematologic malignancies. The study entitled TGR-1202-101, “A Phase I Dose Escalation Study Evaluating the Safety and Efficacy of TGR-1202 in Patients with Relapsed or Refractory Hematologic Malignancies,” is being run in collaboration with the Sarah Cannon Research Institute in Nashville, TN with Howard “Skip” Burris, MD, Executive Director, Drug Development as the acting Study Chair. Enrollment is open to patients with relapsed or refractory NHL, CLL, and other select hematologic malignancies. As of July 2015, TGR-1202-101 is ongoing and enrolling patients in select expansion cohorts.

Preliminary data from this study was presented at the 51st American Society of Clinical Oncology (ASCO) Annual Meeting held in Chicago, IL in May/June 2015, and again in June 2015 at both the 20th European Hematology Association (EHA) Meeting held in Vienna, Austria as well as at the 13th International Congress on Malignant Lymphoma (ICML), held in Lugano, Switzerland.

TGR-1202 Combination Trials

TGR-1202 is being evaluated in combination with the anti-CD20 antibody, obinutuzumab and chlorambucil in patients with previously untreated CLL, in combination with the anti-CD30 antibody drug conjugate, brentuximab vedotin, in patients with relapsed or refractory Hodgkin’s lymphoma, and in combination with the BTK inhibitor, ibrutinib, in patients with CLL and MCL. It is anticipated that preliminary results from these studies will be presented at future medical conferences.

IRAK4

Interleukin-1 Receptor Associated Kinase 4, referred to as IRAK4, is a key signaling kinase that becomes inappropriately activated in tumors that carry certain oncogenic mutations of MYD88, which can be found in most patients with Waldenström’s Macroglobulinemia, a rare B-cell cancer, as well as in a sub-set of patients with Non-Hodgkin’s Lymphoma and Chronic Lymphocytic Leukemia. Additionally, IRAK4 is a key component of signaling pathways which regulate immune and inflammatory processes suggesting that inhibition of IRAK4 may also be useful in the treatment of autoimmune related disorders. We hold global rights to develop and commercialize the IRAK4 program, which was licensed from Ligand Pharmaceuticals. Our IRAK4 program is currently in pre-clinical development. In April 2015 we presented pre-clinical data on the IRAK4 compounds at the 2015 American Association for Cancer Research (AACR) Annual Meeting held in Philadelphia, PA.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2015 and June 30, 2014

License Revenue. License revenue was $38,095 for each of the three months ended June 30, 2015 and 2014. License revenue for the three months ended June 30, 2015 and 2014 was related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Stock Expense Associated with In-Licensing Agreement (Research and Development). Noncash stock expense associated with in-licensing agreement (research and development) amounted to $0 for the three months ended June 30, 2015, as compared to $1,211,250 during the comparable period in 2014. The expense during the three months ended June 30, 2014 was recorded in conjunction with the stock issued to Ligand Pharmaceuticals as an upfront payment for the license to the IRAK4 inhibitors program.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $1,359,446 for the three months ended June 30, 2015, as compared to $3,300,111 during the comparable period in 2014. The decrease in noncash compensation expense was primarily related to milestone-based vesting of restricted stock grants to personnel that occurred during the period ended June 30, 2014.

Other Research and Development Expenses. Other research and development expenses increased by $7,565,443 to $9,902,214 for the three months ended June 30, 2015, as compared to $2,336,771 for the three months ended June 30, 2014. Due to increased clinical trials, increased number of patients on study, and increased manufacturing and clinical trial expenses, research and development expenses related to TG-1101 and TGR-1202 increased by approximately $5.8 million and $1.3 million, respectively. We expect our other research and development costs to increase modestly for the remainder of 2015 due primarily to the enrollment of additional patients in our clinical trials.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants increased by $444,805 to $4,883,540 for the three months ended June 30, 2015, as compared to $4,438,735 for the three months ended June 30, 2014. The increase in noncash compensation expense was primarily related to the recording of the fair value of equity awards granted to general and administrative personnel and directors, which are expensed over the vesting periods of the individual awards.

Other General and Administrative Expenses. Other general and administrative expenses increased by $297,750 to $1,004,475 for the three months ended June 30, 2015, as compared to $706,725 for the three months ended June 30, 2014. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2015.

Other (Income) Expense. Other income increased by $39,330 to $8,397 of income for the three months ended June 30, 2015, as compared to $30,933 of expenses for the three months ended June 30, 2014.

Six months ended June 30, 2015 and June 30, 2014

License Revenue. License revenue was $76,190 for each of the six months ended June 30, 2015 and 2014. License revenue for the six months ended June 30, 2015 and 2014 was related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong.

Noncash Stock Expense Associated with In-Licensing Agreement (Research and Development). Noncash stock expense associated with in-licensing agreement (research and development) amounted to $0 for the six months ended June 30, 2015 compared to $1,211,250 for the six months ended June 30, 2014. The expense during the six months ended June 30, 2014 was recorded in conjunction with the stock issued to Ligand Pharmaceuticals as an upfront payment for the license to the IRAK4 inhibitors program.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $2,697,354 for the six months ended June 30, 2015, as compared to $5,201,721 during the comparable period in 2014. The decrease in noncash compensation expense was primarily related to milestone-based vesting of restricted stock grants to non-executive personnel during the period ended June 30, 2014.

Other Research and Development Expenses. Other research and development expenses increased by $13,336,616 to $18,181,645 for the six months ended June 30, 2015, as compared to $4,845,029 for the six months ended June 30, 2014. The increase in other research and development expenses was due primarily to increases of approximately $9.8 million and $2.5 million for research and development expenses related to TG-1101 and TGR-1202, respectively. We expect our other research and development costs to increase modestly for the remainder of 2015 as enrollment of additional patients increases on our clinical trials.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants increased by $2,134,097 to $8,902,660 for the six months ended June 30, 2015, as compared to $6,768,563 for the six months ended June 30, 2014. The increase in noncash compensation expense was primarily related to the recording of the fair value of equity awards granted to general and administrative personnel and directors, which are expensed over the vesting periods of the individual awards.

Other General and Administrative Expenses. Other general and administrative expenses increased by $398,713 to $2,008,962 for the six months ended June 30, 2015, as compared to $1,610,249 for the six months ended June 30, 2014. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2015.

Other (Income) Expense. Other income increased by $6,570 to $33,513 for the six months ended June 30, 2015, as compared to $26,943 for the six months ended June 30, 2014.

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

As of June 30, 2015, we had $110,567,649 in cash and cash equivalents, investment securities, and interest receivable. Subsequent to the quarter ended June 30, 2015, we sold a total of 873,781 shares of common stock under the 2015 ATM for aggregate net proceeds of approximately $15.8 million.

We anticipate that our cash and cash equivalents as of June 30, 2015 plus the amounts raised subsequent to the end of the quarter are sufficient to fund our anticipated operating cash requirements for more than 24 months from June 30, 2015. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Cash used in operating activities for the six months ended June 30, 2015 was $21,130,879 as compared to $11,902,006 for the six months ended June 30, 2014. The increase in cash used in operating activities was due primarily to increased expenditures associated with our clinical development programs for TG-1101 and TGR-1202.

For the six months ended June 30, 2015, net cash used in investing activities was $27,240,905 as compared to $9,221,173 for the six months ended June 30, 2014. The increase in net cash used in investing activities was primarily due to purchases of investment in held-to-maturity treasury securities.

For the six months ended June 30, 2015, net cash provided by financing activities of $52,958,086 related to our ATM program, as well as proceeds from the exercise of warrants. For the six months ended June 30, 2014, net cash provided by financing activities of $17,715,690 related to net proceeds from the issuance of Common Stock as part of our underwritten public offering in March 2014, as well as proceeds from the exercise of warrants, net of payment of notes payable of $677,778.

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

Accounting Related to Goodwill. As of June 30, 2015 and December 31, 2014, there was $799,391 of goodwill on our consolidated balance sheets. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit’s carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued an Accounting Standards Update to ASC 606, Revenue from Contracts with Customers. This update to ASC 606 provides a five-step process to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received in exchange for those goods or services. This update to ASC 606 will also result in enhanced disclosures about revenue, providing guidance for transactions that were not previously addressed comprehensively, and improving guidance for multiple-element arrangements. This update to ASC 606 is effective for us beginning in fiscal 2018. We are currently evaluating the impact of this update on our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of June 30, 2015, our portfolio of financial instruments consists of cash equivalents, including bank deposits, and investments. Due to the short-term nature of our investments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2014, we announced a Phase 3 clinical trial for TG-1101 in previously treated patients with high-risk CLL which is to be conducted pursuant to an SPA with the FDA. Many companies which have been granted SPAs and/or the right to utilize the FDA’s Fast Track or accelerated approval process have ultimately failed to obtain final approval to market their drugs. Since we are seeking approvals under SPAs for some of our product registration strategies, based on protocol designs negotiated with the FDA, we may be subject to enhanced scrutiny. Further, any changes or amendments to a protocol that is being conducted under SPA will have to be reviewed and approved by the FDA to verify that the SPA agreement is still valid. Additionally, even if the primary endpoint in a Phase 3 clinical trial is achieved, a SPA does not guarantee approval. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee prior to making its final decision. Even with “fast track” or “priority review” status which we intend to seek for our product candidates, such designations do not necessarily mean a faster development process or regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures.

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

We have not completed testing of any of our product candidates for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent that adverse events, if any, will be observed in patients who receive any of our product candidates. To date, clinical trials using TG-1101 and TGR-1202 have demonstrated a toxicity profile that was deemed acceptable by the investigators performing such studies. Such interpretation may not be shared by future investigators or by the FDA and in the case of TG-1101 and TGR-1202, even if deemed acceptable for oncology applications, it may not be acceptable for diseases outside the oncology setting, and likewise for any other product candidates we may develop. Additionally, the severity, duration and incidence of adverse events may increase in larger study populations. With respect to both TG-1101 and TGR-1202, the toxicity when manufactured under different conditions and in different formulations is not known, and it is possible that additional and/or different adverse events may appear upon the human use of those formulations and those adverse events may arise with greater frequency, intensity and duration than in the current formulation. Further, with respect to TGR-1202, although more than 50 patients have been dosed in the ongoing first-in-human dose-escalation Phase I single agent study, the full adverse effect profile of TGR-1202 is not known. It is unknown as the dose escalation continues and expansion cohorts are initiated and patients are exposed for longer durations to TGR-1202, whether greater frequency and/or severity of adverse events are likely to occur as a maximum tolerated dose is reached. Common toxicities of other drugs in the same class as TGR-1202 include high levels of liver toxicity and colitis, the latter of which notably has presented with later onset, with incidence increasing with duration of exposure. To date, the incidence of these events has been limited for TGR-1202, however, no assurance can be given that this safety and tolerability profile will continue to be demonstrated in the future as higher doses, longer durations of exposure, and multiple drug combinations are explored. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain marketing approval and generate revenues from its sale, or even if approved for sale may lack differentiation from competitive products, which could have a material adverse impact on our business and operations.

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

Our product candidates are in the initial stages of development and are currently manufactured in small batches for use in pre-clinical and clinical studies. Process improvements implemented to date have changed, and process improvements in the future may change, the activity profile of the product candidates, which may affect the safety and efficacy of the products. No assurance can be given that the material manufactured from any of the optimized processes will perform comparably to the product candidates as manufactured to date and used in currently available pre-clinical data and or in early clinical trials reported in this or any previous filing. Additionally, future clinical trial results will be subject to the same level of uncertainty if, following such trials, additional process improvements are made. In addition, we are currently in the process of engaging a secondary manufacturer for TG-1101 to meet our current clinical and future commercial needs and anticipate engaging additional manufacturing sources for TGR-1202 to meet expanded clinical trial and commercial needs. No assurance can be given that the secondary manufacturing will be successful or that material manufactured by the secondary manufacturer will perform comparably to TG-1101 or TGR-1202 as manufactured to date and used in currently available pre-clinical data and or in early clinical trials reported in this or any previous filing. If the secondary manufacturer is not successful in replicating the product or experiences delays, or if regulatory authorities impose unforeseen requirements with respect to product comparability from multiple manufacturing sources, we may experience delays in clinical development.

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

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time consuming and costly process that could require that we provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability. Additionally, while we may seek approval of our products in combination with each other, there can be no guarantee that we will obtain coverage and reimbursement for any of our products together, or that such reimbursement will incentivize the use of our products in combination with each other as opposed to in combination with other agents which may be priced more favorably to the medical community.

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

As of June 30, 2015, we had twenty-seven full and part time employees. Over time, we will need to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue research and development activities, and commercialize our product candidates. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth, and various projects requires that we:

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

As of June 30, 2015, we had net cash, cash equivalents, investment securities and interest receivable of approximately $110.6 million. We believe that our cash and cash equivalents and investments, inclusive of the amounts raised subsequent to the end of the quarter, will sustain our operations for more than 24 months from June 30, 2015. As a result, we will need additional capital to continue our operations beyond that time. Required additional sources of financing to continue our operations in the future might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned preclinical and clinical trials or obtain approval of any of our product candidates from the FDA or any foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which would have a dilutive effect to stockholders.

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

We have never been profitable and, as of June 30, 2015, we had an accumulated deficit of $126,866,198. We have generated operating losses in all periods since we were incorporated. We expect to make substantial expenditures resulting in increasing operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial efforts for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 10, 2015.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 10, 2015.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 10, 2015.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 10, 2015.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: August 10, 2015	By:	/s/ Sean A. Power
Sean A. Power Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 10, 2015.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 10, 2015.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 10, 2015.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 10, 2015.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

