Form 10-Q
period 2015-09-30
TG THERAPEUTICS, INC.
filed 2015-11-09
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐ No ☒

There were 52,519,686 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 6, 2015.

TG THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words "anticipate," "believe," "estimate," "may," "expect," “plan,” “intend” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, or the SEC, or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$65,461,940	$55,713,784
Short-term investment securities	28,701,209	23,062,034
Interest receivable	158,527	85,516
Prepaid research and development	9,950,893	6,179,743
Other current assets	457,918	173,952
Total current assets	104,730,487	85,215,029
Restricted cash	578,126	575,012
Long-term investment securities	21,088,192	—
Property, plant and equipment, net	69,225	20,357
Goodwill	799,391	799,391
Other assets	141,717	137,101
Total assets	$127,407,138	$86,746,890

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$8,583,003	$3,991,625
Accrued compensation	768,750	702,000
Current portion of deferred revenue	152,381	152,381
Notes payable	181,668	275,190
Total current liabilities	9,685,802	5,121,196
Deferred revenue, net of current portion	1,409,524	1,523,810
Total liabilities	11,095,326	6,645,006
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share (10,000,000 shares authorized, none issued and outstanding as of September 30, 2015 and December 31, 2014)	—	—
Common stock, $0.001 par value per share (150,000,000 shares authorized, 52,558,217 and 44,974,248 shares issued, 52,516,908 and 44,932,939 shares outstanding at September 30, 2015 and December 31, 2014, respectively)	52,558	44,974
Contingently issuable shares	6	6
Additional paid-in capital	257,015,699	175,476,521
Treasury stock, at cost	(234,337)	(234,337)
Accumulated deficit	(140,522,114)	(95,185,280)
Total stockholders’ equity	116,311,812	80,101,884
Total liabilities and stockholders’ equity	$127,407,138	$86,746,890

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

License revenue	$38,096	$38,096	$114,286	$114,286

Costs and expenses:
Research and development:
Noncash stock expense associated with in-licensing agreements	—	4,138,844	—	5,350,094
Noncash compensation	35,756	1,200,575	2,733,110	6,402,296
Other research and development	11,538,246	8,352,154	29,719,891	13,197,183
Total research and development	11,574,002	13,691,573	32,453,001	24,949,573

General and administrative:
Noncash compensation	1,204,278	2,895,997	10,106,938	9,664,560
Other general and administrative	1,085,400	889,872	3,094,362	2,500,121
Total general and administrative	2,289,678	3,785,869	13,201,300	12,164,681

Total costs and expenses	13,863,680	17,477,442	45,654,301	37,114,254

Operating loss	(13,825,584)	(17,439,346)	(45,540,015)	(36,999,968)

Other (income) expense:
Interest income	(55,977)	(12,107)	(109,660)	(38,308)
Other income	—	—	—	(95,427)
Interest expense	246,527	234,787	730,710	695,914
Change in fair value of notes payable	(360,218)	(210,857)	(824,231)	(577,299)
Total other (income) expense	(169,668)	11,823	(203,181)	(15,120)

Net loss	$(13,655,916)	$(17,451,169)	$(45,336,834)	$(36,984,848)

Basic and diluted net loss per common share	$(0.28)	$(0.51)	$(1.01)	$(1.14)

Weighted average shares used in computing basic and diluted net loss per common share	47,946,309	34,188,108	44,810,352	32,436,420

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
Condensed Consolidated Statement of Equity
for the nine months ended September 30, 2015 (Unaudited)

	Preferred stock		Common stock		Contingently issuable	Additional paid-in	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	shares	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2015	—	$—	44,974,248	$44,974	$6	$175,476,521	41,309	$(234,337)	$(95,185,280)	$80,101,884
Issuance of common stock in connection with exercise of warrants			2,922,275	2,922		1,007,063				1,009,985
Issuance of common stock in connection with cashless exercise of warrants			2,915	3		(3)				—
Issuance of restricted stock			480,592	481		(481)				—
Forfeiture of restricted stock			(31,166)	(31)		31				—
Issuance of common stock to related party for cash (See Note 8)			114,855	115		749,889				750,004
Issuance of common stock in At the Market offering (net of offering costs of $1,262,569)			4,094,498	4,094		66,942,631				66,946,725
Compensation in respect of restricted stock granted to employees, directors and consultants						12,840,048				12,840,048
Net loss									(45,336,834)	(45,336,834)
Balance at September 30, 2015	—	$—	52,558,217	$52,558	$6	$257,015,699	41,309	$(234,337)	$(140,522,114)	$116,311,812

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(45,336,834)	$(36,984,848)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Gain on settlement of notes payable	—	(95,427)
Noncash stock compensation expense	12,840,048	16,066,856
Noncash stock expense associated with in-licensing agreements	—	5,350,094
Depreciation	10,326	2,454
Amortization of premium on investment securities	377,770	127,260
Change in fair value of notes payable	(93,522)	118,615
Changes in assets and liabilities:
Increase in restricted cash	(3,114)	—
Increase in other current assets	(4,055,116)	(7,585,956)
Increase in accrued interest receivable	(73,011)	(26,652)
Decrease in other assets	—	13,870
Increase in accounts payable and accrued expenses	4,658,128	3,269,629
Decrease in interest payable	—	(94,590)
Decrease in deferred revenue	(114,286)	(114,286)
Net cash used in operating activities	(31,789,611)	(19,952,981)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(59,194)	(4,498)
Investment in held-to-maturity securities	(40,955,137)	(9,218,008)
Proceeds from maturity of short-term securities	13,850,000	—
Net cash used in investing activities	(27,164,331)	(9,222,506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrants	1,009,985	2,890,305
Proceeds from the exercise of options	—	145,200
Payment of notes payable	—	(677,778)
Proceeds from sale of common stock, net	67,760,517	39,558,093
Financing costs	(68,404)	—
Net cash provided by financing activities	68,702,098	41,915,820

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,748,156	12,740,333

Cash and cash equivalents at beginning of period	55,713,784	40,485,466

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$65,461,940	$53,225,799

NONCASH TRANSACTIONS
Reclassification of deferred financing costs to additional paid-in capital	$(63,788)	$—

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014. The accompanying condensed December 31, 2014 balance sheet has been derived from these statements. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Liquidity and Capital Resources

We have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and, may never become profitable. As of September 30, 2015, we have an accumulated deficit of $140.5 million.

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

As of September 30, 2015, we had approximately $115.4 million in cash, cash equivalents, investment securities, and interest receivable. We anticipate that our cash and cash equivalents and investments will be sufficient to fund our anticipated operating cash requirements for more than 24 months from September 30, 2015. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current strategic plan, including the commercialization of any of our drug candidates.

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

Restricted Cash

We record cash pledged or held in trust as restricted cash. As of September 30, 2015, we have approximately $0.6 million of restricted cash pledged to secure a line of credit as a security deposit for a Desk Space Agreement (see Note 8).

Investment Securities

Investment securities at September 30, 2015 and December 31, 2014 consist of short-term and long-term government securities. We classify these securities as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.

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

Prepaid research and development in our consolidated balance sheet includes, among other things, certain fees related to development and manufacturing services. These development and manufacturing agreements often require payments in advance of services performed or goods received. Accordingly, as of September 30, 2015, we recorded approximately $9.1 million in prepaid research and development related to such advance agreements. As of September 30, 2015, approximately $1.5 million of the prepaid research and development balance has not yet been paid.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share of our common stock is calculated by dividing net loss applicable to the common stock by the weighted-average number of our common stock outstanding for the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because we incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented. The amounts of potentially dilutive securities excluded from the calculation were 5,634,005 and 9,100,404 at September 30, 2015 and 2014, respectively. During the three and nine months ended September 30, 2015 and 2014, we incurred a net loss; therefore, all of the dilutive securities are excluded from the computation of diluted earnings per share.

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

NOTE 2 – CASH AND CASH EQUIVALENTS

The following tables summarize our cash and cash equivalents at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Money market funds	$5,626,816	$12,364,537
Checking and bank deposits	59,835,124	43,349,247
Total	$65,461,940	$55,713,784

NOTE 3 – INVESTMENT SECURITIES

We record our investments as held-to-maturity at amortized cost.

The following tables summarize our investment securities at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between October 2015 and August 2016) (held-to-maturity)	$28,701,209	$8,061	$80	$28,709,190

Long-term investments:
Obligations of domestic governmental agencies (maturing between October 2016 and September 2017) (held-to-maturity)	21,088,192	37,010	—	21,125,202
Total short-term and long-term investment securities	$49,789,401	$45,071	$80	$49,834,392

	December 31, 2014
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2015 and December 2015) (held-to-maturity)	$23,062,034	$922	$5,806	$23,057,150
Total short-term investment securities	$23,062,034	$922	$5,806	$23,057,150

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

As of September 30, 2015 and December 31, 2014, the fair values of cash and cash equivalents, restricted cash, and notes and interest payable, current portion approximate their carrying value.

At the time of our merger (we were then known as Manhattan Pharmaceuticals, Inc. (“Manhattan”)) with Ariston Pharmaceuticals, Inc. (“Ariston”) in March 2010, Ariston issued $15.5 million of five-year 5% notes payable (the “5% Notes”) in satisfaction of several note payable issuances.  The 5% Notes and accrued and unpaid interest thereon are convertible at the option of the holder into common stock at the conversion price of $1,125 per share.  Ariston agreed to make quarterly payments on the 5% Notes equal to 50% of the net product cash flow received from the exploitation or commercialization of Ariston’s product candidates, AST-726 and AST-915.  We have no obligations under the 5% Notes aside from a) 50% of the net product cash flows from Ariston’s product candidates, if any, payable to noteholders; and b) the conversion feature, discussed above.

The cumulative liability including accrued and unpaid interest of the 5% Notes was approximately $19.5 million at December 31, 2014 and $20.3 million at September 30, 2015. No payments have been made on the 5% Notes as of September 30, 2015.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

As of December 31, 2013, as a result of expiring intellectual property rights and other factors, it was determined that net product cash flows from AST-726 were unlikely. As we have no other obligations under the 5% Notes aside from the net product cash flows and the conversion feature, the conversion feature was used to estimate the 5% Notes’ fair value as of September 30, 2015 and December 31, 2014. The assumptions, assessments and projections of future revenues are subject to uncertainties, difficult to predict, and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our consolidated financial statements.

The following tables provide the fair value measurements of applicable financial liabilities as of September 30, 2015 and December 31, 2014:

	Financial liabilities at fair value as of September 30, 2015
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$181,668	$181,668
Totals	$—	$—	$181,668	$181,668

	Financial liabilities at fair value as of December 31, 2014
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$275,190	$275,190
Totals	$—	$—	$275,190	$275,190

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

The following table summarizes the changes in Level 3 instruments during the nine months ended September 30, 2015:

Fair value at December 31, 2014	$275,190
Interest accrued on face value of 5% Notes	730,710
Change in fair value of Level 3 liabilities	(824,232)
Fair value at September 30, 2015	$181,668

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

During the nine months ended September 30, 2015, we sold a total of 4,094,498 shares of common stock under the 2015 ATM for aggregate total gross proceeds of approximately $68.2 million at an average selling price of $16.66 per share, resulting in net proceeds of approximately $67.0 million after deducting commissions and other transaction costs.

We currently have two shelf registration statements on Form S-3 filed and declared effective by the SEC (File No. 333-189015 and File No. 333-201339). After deducting shares already sold, approximately $248 million of common stock remains available for sale under these shelf registration statements. We may offer the securities under our shelf registration statements from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that these shelf registration statements provide us with the flexibility to raise additional capital to finance our operations as needed.

Equity Incentive Plans

An amendment to the TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (“2012 Incentive Plan”) was approved by stockholders in June 2015. Pursuant to this amendment, 6,000,000 shares were added to the 2012 Incentive Plan. Shares available for the issuance of stock options or other stock-based awards under our 2012 Incentive Plan were 5,676,574 shares at September 30, 2015.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2015:

	Number of shares	Weighted- average exercise price	Weighted- average Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2014	194	$971.70	3.50	$—
Granted	—	—
Exercised	—	—
Forfeited	(152)	463.32
Expired	(42)	2,811.53
Outstanding at September 30, 2015	—	$—	—	$—

Exercisable at September 30, 2015	—	$—	—	$—

As of September 30, 2015, there are no unvested option awards and no unrecognized compensation cost related to option awards.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted share activity for the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	6,400,001	$5.86
Granted	480,592	16.00
Vested	(819,622)	5.02
Forfeited	(31,166)	16.76
Outstanding at September 30, 2015	6,029,805	$6.72

Total expense associated with restricted stock grants was approximately $12.8 million during the nine months ended September 30, 2015. As of September 30, 2015, there was approximately $18.9 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 2.0 years. This amount does not include, as of September 30, 2015, 1,866,167 shares of restricted stock outstanding issued to non-employees, the expense for which is determined each reporting period at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date.

Warrants

The following table summarizes warrant activity for the nine months ended September 30, 2015:

	Warrants	Weighted- average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2014	4,148,228	$0.94	$61,792,184
Issued	—	—
Exercised	(2,925,687)	0.35
Expired	(11,364)	2.25
Outstanding at September 30, 2015	1,211,177	$2.37	$9,334,897

Stock-Based Compensation

We did not grant any stock options during the nine months ended September 30, 2015 and 2014.

The following table summarizes stock-based compensation expense information about restricted stock for the three and nine months ended September 30, 2015:

	Three months ended September 30, 2015	Nine months ended September 30, 2015
Stock-based compensation expense associated with restricted stock	$1,240,034	$12,840,048
Stock-based compensation expense associated with option grants	—	—
	$1,240,034	$12,840,048

NOTE 6 – NOTES PAYABLE

The following is a summary of notes payable:

	September 30, 2015			December 31, 2014
	Current portion, net	Non- current portion, net	Total	Current portion, net	Non- current portion, net	Total
Convertible 5% Notes Payable	$181,668	$-	$181,668	$275,190	$-	$275,190
Total	$181,668	$-	$181,668	$275,190	$-	$275,190

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

The cumulative liability including accrued and unpaid interest of these notes was approximately $20.3 million at September 30, 2015 and $19.5 million at December 31, 2014. No payments have been made on the 5% Notes as of September 30, 2015.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments (See Note 4 for further details).

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

Under the terms of the Collaboration, we made an up-front payment of $0.5 million, will make development and sales-based milestone payments up to an aggregate of $164 million, and will pay a tiered single digit royalty on net sales. The royalty term will terminate on a country by country basis upon the later of (i) ten years after the first commercial sale of any applicable licensed product in such country, or (ii) the expiration of the last-to-expire patent held by the Dana Farber Cancer Institute containing a valid claim to any licensed product in such country.

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

An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $0.1 million for each of the nine months ended September 30, 2015 and 2014 and, at September 30, 2015 and December 31, 2014, have deferred revenue of approximately $1.6 million and $1.7 million, respectively, associated with this $2.0 million payment (approximately $0.2 million of which has been classified in current liabilities at September 30, 2015 and December 31, 2014).

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

Under the terms of the LFB License Agreement, we utilize LFB Group for certain development and manufacturing services. We incurred approximately $4.9 million and $1.8 million in expenses for such services during the nine months ended September 30, 2015 and 2014, respectively, which have been included in other research and development expenses in the accompanying consolidated statements of operations. As of September 30, 2015 and December 31, 2014, we had approximately $0.4 million and $0.1 million, respectively, recorded in accounts payable related to the LFB License Agreement. In conjunction with the development and manufacturing services discussed above, certain agreements between us and LFB Group require payments in advance of services performed or goods delivered. Accordingly, as of September 30, 2015 and December 31, 2014, we recorded approximately $4.4 million and $1.9 million, respectively, in prepaid research and development for such advance payments.

Other Parties

In March 2014, we entered into a shared services agreement with Opus Point Partners Management, LLC (“Opus”) in which the parties agreed to share the costs of a rented facility and certain other services.  Our Executive Chairman and Interim Chief Executive Officer, is a Managing Member of Opus. During the nine months ended September 30, 2015, we incurred expenses of approximately $0.2 million, principally for rent, related to this agreement. As of September 30, 2015, we had approximately $0.1 million recorded in accounts payable related to this shared services agreement.

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

In connection with the Desk Agreement, we paid approximately $0.1 million in advance rent, which is recorded in other current assets in the accompanying consolidated balance sheets as of September 30, 2015 and December 31, 2014. During the nine months ended September 30, 2015, we incurred expenses of approximately $0.1 million, principally for our share of project management services, related to this agreement, of which $0.1 million was recorded in accounts payable. Also in connection with this lease, in October 2014 we pledged $0.6 million to secure a line of credit as a security deposit for the Desk Agreement, which has been recorded as Restricted Cash in the accompanying consolidated balance sheets.

In July 2015, we entered into a Shared Services Agreement (the “Shared Services Agreement”) with Fortress to share the cost of certain services such as facilities use, shared personnel costs and other shared overhead and administrative costs. This Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $40,000 for shared services as of September 30, 2015, which included only costs for shared personnel costs.

On September 1, 2015, we paid $25,000 to Checkpoint as an option fee for the exclusive right to enter into a collaboration for certain compounds licensed by Checkpoint. The option has not been exercised as of September 30, 2015.

For the nine months ended September 30, 2015, we incurred expenses of approximately $23,000 to AOI Communications, L.P. for manuscript services related to TG-1101. Our Executive Chairman and Interim Chief Executive Officer is the owner of AOI Communications, L.P.

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

Clinical Trials Overview and Recent Developments

Two single-agent, dose-escalation, Phase I studies were undertaken with TG-1101 to establish an optimal dose in patients with Non-Hodgkin’s Lymphoma (“NHL”) and Chronic Lymphocytic Leukemia (“CLL”). In both studies, single agent therapy with TG-1101 was deemed well tolerated by treating investigators and displayed promising clinical activity in relapsed and refractory patients. In oncology settings, anti-CD20 therapy is generally used in combination with other anti-cancer agents where it demonstrates maximum activity as opposed to single agent usage. As a result, subsequent clinical development for TG-1101 has focused on combination therapy. Currently, our combination trials for TG-1101 are evaluating the following regimens:

•	TG-1101 in combination with ibrutinib (trade name IMBRUVICA®), a Bruton’s Tyrosine Kinase (“BTK”) inhibitor, for patients with CLL & Mantle Cell Lymphoma (MCL);
•	TG-1101 in combination with TGR-1202, our development stage PI3Kδ inhibitor, for patients with CLL and NHL, with select cohorts evaluating the triple combination of TG-1101 + TGR-1202 + ibrutinib; and
•	TG-1101 + TGR-1202 + Pembrolizumab for patients with CLL.

In addition, we have announced our intent of evaluating TG-1101 for the treatment of certain autoimmune diseases. Currently, TG-1101 is being evaluated as single agent for the treatment of acute neuromyelitis optica (NMO) relapses, with additional autoimmune related indications planned to be studied. Further details on our priority ongoing combination trials for TG-1101 are as follows:

TG-1101 in Combination with TGR-1202 for Relapsed/Refractory NHL & CLL

In November 2013, we initiated a multi-center, Phase I study to evaluate the safety and efficacy of the combination of TG-1101 and TGR-1202, our novel, once per day, PI3Kδ inhibitor, for patients with relapsed and/or refractory CLL and NHL. This is the first clinical trial evaluating the combination of TG-1101 and TGR-1202. In this study, dosing of TGR-1202 was commenced at 800mg once per day (QD) with dose escalation proceeding in a 3+3 design. Dose-escalation up to 1200mg micronized formulation has been completed and expansion cohorts are now being evaluated at various doses. Additional cohorts were added to this study to explore the triple therapy combination of TG-1101, TGR-1202, and ibrutinib.

The MD Anderson Cancer Center is the lead center for the trial with Nathan Fowler, MD, Assistant Professor and Co-Director of Clinical Research in the Department of Lymphoma, as the Study Chair for the NHL patient group and Susan O’Brien, MD, formerly of MD Anderson and now Professor and Medical Director for Cancer Clinical Trials and Research at UC Irvine as the Study Chair for the CLL patient group. As of October 2015, enrollment into this study is ongoing in select expansion cohorts.

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

TG-1101 + TGR-1202 + Pembrolizumab for Relapsed/Refractory CLL

In September 2015, we initiated a Phase 1/2 clinical trial that will investigate the use of TG-1101, and TGR-1202 in combination with pembrolizumab (KEYTRUDA®) the anti-PD-1 immune checkpoint inhibitor, in patients with relapsed or refractory CLL. This will be the first clinical trial evaluating the safety, tolerability and effectiveness of the triple combination of a PI3K delta inhibitor with an anti-CD20 mAb and an anti-PD-1 checkpoint inhibitor.

TG Therapeutics partnered with the Abramson Cancer Center of the University of Pennsylvania in Philadelphia, PA, with Dr. Anthony Mato, an assistant professor in the Perelman School of Medicine at the University of Pennsylvania, Director of the Center for CLL at Penn's Abramson Cancer Center, acting as Study Chair of the Phase 1/2 study.

TG-1101 + Ibrutinib Phase 3 Study Program – The GENUINE Trial

We reached an agreement with the U.S. Food and Drug Administration (the “FDA”) regarding a Special Protocol Assessment (“SPA”) on the design, endpoints and statistical analysis approach of a Phase 3 clinical trial for TG-1101 plus ibrutinib for the treatment of previously treated CLL patients with high risk cytogenetics. The SPA provides agreement that the Phase 3 trial design adequately addresses objectives that would support the regulatory submission for drug approval.

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

TG-1101 in Combination with TGR-1202 Phase 3 Study Program – The UNITY-CLL Trial

In September 2015, we reached an agreement with the FDA regarding an SPA on the design, endpoints and statistical analysis approach of a Phase 3 clinical trial for the proprietary combination of TG-1101 plus TGR-1202, for the treatment of CLL. The SPA provides agreement that the Phase 3 trial design adequately addresses objectives that, if met, would support the regulatory submission for drug approval of both TG-1101 and TGR-1202 in combination.

The Phase 3 trial, called the UNITY-CLL trial, is a randomized controlled clinical trial that includes two key objectives: first, to demonstrate contribution of each agent in the TG-1101 + TGR-1202 regimen (the combination sometimes referred to as "1303"), and second, to demonstrate superiority in Progression Free Survival (PFS) over the standard of care to support the submission for full approval of the combination. The study will randomize patients into four treatment arms: TG-1101 + TGR-1202, TG-1101 alone, TGR-1202 alone, and an active control arm of obinutuzumab (GAZYVA®) + chlorambucil. An early interim analysis will assess contribution of each single agent in the TG-1101 + TGR-1202 combination regimen, which, if successful, will allow early termination of both single agent arms. A second interim analysis will be conducted following full enrollment into the study, which, if positive, we plan to utilize for accelerated approval. Assuming early termination of the TG-1101 and TGR-1202 single agent arms, the study will enroll approximately 450 patients.

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

Clinical Trials Overview and Recent Developments

Initial clinical development of TGR-1202 was focused on establishing preliminary safety and efficacy in a wide variety of hematologic malignancies. Upon identification of safe and active doses of TGR-1202, a combination clinical trial program was opened, exploring TGR-1202 in combination with a variety of agents. In addition to the previously described study in combination with TG-1101 with or without the BTK inhibitor, ibrutinib, our current combination clinical trials for TGR-1202 are:

•	TGR-1202 in combination with the anti-CD20 antibody, obinutuzumab (GAZYVA®) and chlorambucil in patients with CLL;
•	TGR-1202 in combination with the anti-CD30 antibody drug conjugate, brentuximab vedotin (ADCETRIS®), in patients with relapsed or refractory Hodgkin’s lymphoma;
•	TGR-1202 in combination with the BTK inhibitor, ibrutinib, in patients with previously treated CLL and MCL; and
•	TGR-1202 in combination with the JAK inhibitor, ruxolitinib (JAKAFI®), in patients with previously treated Myelofibrosis or Polycythemia Vera.

Single Agent TGR-1202 in Patients with Relapsed/Refractory Hematologic Malignancies

In January 2013, we initiated a Phase I, open label, multi-center, first-in-human clinical trial of TGR-1202 in patients with hematologic malignancies. The study entitled TGR-1202-101, "A Phase I Dose Escalation Study Evaluating the Safety and Efficacy of TGR-1202 in Patients with Relapsed or Refractory Hematologic Malignancies," is being run in collaboration with the Sarah Cannon Research Institute in Nashville, TN with Howard “Skip” Burris, MD, Executive Director, Drug Development as the acting Study Chair. Enrollment is open to patients with relapsed or refractory NHL, CLL, and other select hematologic malignancies. As of October 2015, TGR-1202-101 is ongoing and enrolling patients in select expansion cohorts.

Preliminary data from this study was presented at the 51st American Society of Clinical Oncology (ASCO) Annual Meeting held in Chicago, IL in May/June 2015, and again in June 2015 at both the 20th European Hematology Association (EHA) Meeting held in Vienna, Austria as well as at the 13th International Congress on Malignant Lymphoma (ICML), held in Lugano, Switzerland and at the 16th International workshop on CLL (iwCLL) in Sydney, Australia.

TGR-1202 Combination Trials

TGR-1202 is being evaluated in combination with the anti-CD20 antibody, obinutuzumab and chlorambucil in patients with previously untreated CLL; in combination with the anti-CD30 antibody drug conjugate, brentuximab vedotin, in patients with relapsed or refractory Hodgkin’s lymphoma; in combination with the BTK inhibitor, ibrutinib, in patients with CLL and MCL; and in combination with the JAK inhibitor, ruxolitinib, in patients with Myelofibrosis or Polycythemia Vera. It is anticipated that preliminary results from these studies will be presented at future medical conferences.

TGR-1202 in Solid Tumors

In addition to the exploration of TGR-1202 in various hematologic malignancies, a study was opened in October 2015 to evaluate TGR-1202 as a single agent as well as in combination with various chemotherapies for the treatment of select solid tumors. The study, entitled TGR-1202-102, “A Phase I Study Evaluating the Safety and Efficacy of TGR-1202 Alone and in Combination with either nab-paclitaxel + Gemcitabine or with FOLFOX in Patients with Select Relapsed or Refractory Solid Tumors” is being run in collaboration with the Sarah Cannon Research Institute in Nashville, TN with Johanna Bendell, MD, Director of GI Oncology Research as the acting study chair.

IRAK4

Interleukin-1 Receptor Associated Kinase 4, referred to as IRAK4, is a key signaling kinase that becomes inappropriately activated in tumors that carry certain oncogenic mutations of MYD88, which can be found in most patients with Waldenström's Macroglobulinemia, a rare B-cell cancer, as well as in a sub-set of patients with Non-Hodgkin's Lymphoma and Chronic Lymphocytic Leukemia. Additionally, IRAK4 is a key component of signaling pathways which regulate immune and inflammatory processes suggesting that inhibition of IRAK4 may also be useful in the treatment of autoimmune related disorders. We hold global rights to develop and commercialize the IRAK4 program, which was licensed from Ligand Pharmaceuticals. Our IRAK4 program is currently in pre-clinical development. In April 2015, we presented pre-clinical data on the IRAK4 compounds at the 2015 American Association for Cancer Research (AACR) Annual Meeting held in Philadelphia, PA.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2015 and September 30, 2014

License Revenue. License revenue was $38,096 for each of the three months ended September 30, 2015 and 2014. License revenue is related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Stock Expense Associated with In-Licensing Agreement (Research and Development). Noncash stock expense associated with in-licensing agreement (research and development) amounted to $4,138,844 during the three months ended September 30, 2014. The expense during the three months ended September 30, 2014 was recorded in conjunction with the stock issued to Ligand Pharmaceuticals as an upfront payment for the license to the IRAK4 inhibitors program.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $35,756 for the three months ended September 30, 2015, as compared to $1,200,575 during the comparable period in 2014. The decrease in noncash compensation expense was primarily related to milestone-based vesting of restricted stock grants to personnel that occurred during the period ended September 30, 2014 and a decrease in the measurement date fair value of certain consultant restricted stock during the period ended September 30, 2015.

Other Research and Development Expenses. Other research and development expenses increased by $3,186,092 to $11,538,246 for the three months ended September 30, 2015, as compared to $8,352,154 for the three months ended September 30, 2014. The increase was mainly due to increases in manufacturing and clinical trial expenses related to TG-1101 and TGR-1202 of $4.2 million and $1.4 million, respectively, offset by a decrease of $4.0 million related to the upfront cash milestone payment to Rhizen to exercise the license option for TGR-1202 during the three months ended September 30, 2014. We expect our other research and development costs to increase modestly for the remainder of 2015 due primarily to the enrollment of additional patients in our clinical trials.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants decreased by $1,691,719 to $1,204,278 for the three months ended September 30, 2015, as compared to $2,895,997 for the three months ended September 30, 2014. The decrease in noncash compensation expense was primarily related to the recording of the fair value of equity awards granted to general and administrative personnel and directors, which are expensed over the vesting periods of the individual awards.

Other General and Administrative Expenses. Other general and administrative expenses increased by $195,528 to $1,085,400 for the three months ended September 30, 2015, as compared to $889,872 for the three months ended September 30, 2014. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2015.

Other (Income) Expense. Other income increased by $181,491 to $169,668 of income for the three months ended September 30, 2015, as compared to $11,823 of expenses for the three months ended September 30, 2014.

Nine months ended September 30, 2015 and September 30, 2014

License Revenue. License revenue was $114,286 for the nine months ended September 30, 2015 and 2014. License revenue is related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong.

Noncash Stock Expense Associated with In-Licensing Agreement (Research and Development). Noncash stock expense associated with in-licensing agreement (research and development) amounted to $5,350,094 during the nine months ended September 30, 2014. The expense during the nine months ended September 30, 2014 was recorded in conjunction with the stock issued to Rhizen of approximately $4.1 million to exercise our option to license TGR-1202, and approximately $1.2 million associated with the common stock issued to Ligand Pharmaceuticals as an upfront payment for the license to the IRAK4 inhibitors program.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $2,733,110 for the nine months ended September 30, 2015, as compared to $6,402,296 during the comparable period in 2014. The decrease in noncash compensation expense was primarily related to milestone-based vesting of restricted stock grants to non-executive personnel during the period ended September 30, 2014 and a decrease in the measurement date fair value of certain consultant restricted stock during the period ended September 30, 2015.

Other Research and Development Expenses. Other research and development expenses increased by $16,522,708 to $29,719,891 for the nine months ended September 30, 2015, as compared to $13,197,183 for the nine months ended September 30, 2014. The increase in other research and development expenses was due primarily to increases of approximately $13.0 million and $2.8 million for manufacturing and clinical trial expenses related to TG-1101 and TGR-1202, respectively, offset by a decrease of $4.0 million related to the upfront cash milestone payment to Rhizen to exercise the license option for TGR-1202 during the nine months ended September 30, 2014. We expect our other research and development costs to increase modestly for the remainder of 2015 as enrollment of additional patients increases on our clinical trials.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants increased by $442,378 to $10,106,938 for the nine months ended September 30, 2015, as compared to $9,664,560 for the nine months ended September 30, 2014. The increase in noncash compensation expense was primarily related to the recording of the fair value of equity awards granted to general and administrative personnel and directors, which are expensed over the vesting periods of the individual awards.

Other General and Administrative Expenses. Other general and administrative expenses increased by $594,241 to $3,094,362 for the nine months ended September 30, 2015, as compared to $2,500,121 for the nine months ended September 30, 2014. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2015.

Other (Income) Expense. Other income increased by $(188,061) to $(203,181) for the nine months ended September 30, 2015, as compared to $(15,120) for the nine months ended September 30, 2014.

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

As of September 30, 2015, we had approximately $115.4 million in cash and cash equivalents, investment securities, and interest receivable.

We anticipate that our cash and cash equivalents as of September 30, 2015 are sufficient to fund our anticipated operating cash requirements for more than 24 months from September 30, 2015. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Cash used in operating activities for the nine months ended September 30, 2015 was $31,789,611 as compared to $19,952,981 for the nine months ended September 30, 2014. The increase in cash used in operating activities was due primarily to increased expenditures associated with our clinical development programs for TG-1101 and TGR-1202.

For the nine months ended September 30, 2015, net cash used in investing activities was $27,164,331 as compared to $9,222,506 for the nine months ended September 30, 2014. The increase in net cash used in investing activities was primarily due to purchases of investment in held-to-maturity treasury securities.

For the nine months ended September 30, 2015, net cash provided by financing activities of $68,702,098 related to our ATM program, as well as proceeds from the exercise of warrants. For the nine months ended September 30, 2014, net cash provided by financing activities of $41,915,820 related to net proceeds from the issuance of Common Stock as part of our underwritten public offering in March 2014, as well as proceeds from the exercise of warrants, net of payment of notes payable of $677,778.

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

Accounting Related to Goodwill. As of September 30, 2015 and December 31, 2014, there was $799,391 of goodwill on our consolidated balance sheets. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of September 30, 2015, our portfolio of financial instruments consists of cash equivalents, including bank deposits, and investments. Due to the short-term nature of our investments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We plan on conducting additional Phase I, II and III clinical trials for TG-1101 and TGR-1202. Early clinical results seen with TG-1101 and TGR-1202 in a small number of patients may not be reproduced in expanded or larger clinical trials. Additionally, individually reported outcomes of patients treated in clinical trials may not be representative of the entire population of treated patients in such studies. If the results from expansion cohorts or later trials are different from those found in the earlier studies of TG-1101 and TGR-1202, we may need to terminate or revise our clinical development plan, which could extend the time for conducting our development program and could have a material adverse effect on our business. Our IRAK4, anti-PD-L1 and anti-GITR programs are all in pre-clinical development and no assurance can be given that they will advance into clinical development. To date, none of these programs have been through formal toxicology testing required to enable clinical testing, and no assurance can be given that they will be safe enough to be advanced into clinical testing. Many drugs fail in the early stages of clinical development for safety and tolerability issues, accordingly if our pre-clinical assets advance into clinical development, no assurance can be made that a safe and efficacious dose can be found.

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

In September 2014, we announced a Phase 3 clinical trial for TG-1101 in previously treated patients with high-risk CLL , and in September 2015 we announced a Phase 3 clinical trial for the combination of TG-1101 + TGR-1202 for patients with CLL, each of which are being conducted pursuant to SPAs with the FDA. Many companies which have been granted SPAs and/or the right to utilize the FDA’s Fast Track or accelerated approval process have ultimately failed to obtain final approval to market their drugs. Since we are seeking approvals under SPAs for some of our product registration strategies, based on protocol designs negotiated with the FDA, we may be subject to enhanced scrutiny. Further, any changes or amendments to a protocol that is being conducted under SPA will have to be reviewed and approved by the FDA to verify that the SPA agreement is still valid. Additionally, even if the primary endpoint in a Phase 3 clinical trial is achieved, a SPA does not guarantee approval. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee prior to making its final decision. Even with “fast track” or “priority review” status which we intend to seek for our product candidates, such designations do not necessarily mean a faster development process or regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures.

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

We have not completed testing of any of our product candidates for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent that adverse events, if any, will be observed in patients who receive any of our product candidates. To date, clinical trials using TG-1101 and TGR-1202 have demonstrated a toxicity profile that was deemed acceptable by the investigators performing such studies. Such interpretation may not be shared by future investigators or by the FDA and in the case of TG-1101 and TGR-1202, even if deemed acceptable for oncology applications, it may not be acceptable for diseases outside the oncology setting, and likewise for any other product candidates we may develop. Additionally, the severity, duration and incidence of adverse events may increase in larger study populations. With respect to both TG-1101 and TGR-1202, the toxicity when manufactured under different conditions and in different formulations is not known, and it is possible that additional and/or different adverse events may appear upon the human use of those formulations and those adverse events may arise with greater frequency, intensity and duration than in the current formulation. Further, with respect to TGR-1202, although more than 75 patients have been dosed in the ongoing first-in-human dose-escalation Phase I single agent study, the full adverse effect profile of TGR-1202 is not known. It is unknown as the additional patients are exposed for longer durations to TGR-1202, whether greater frequency and/or severity of adverse events are likely to occur. Common toxicities of other drugs in the same class as TGR-1202 include high levels of liver toxicity and colitis, the latter of which notably has presented with later onset, with incidence increasing with duration of exposure. To date, the incidence of these events has been limited for TGR-1202, however no assurance can be given that this safety and tolerability profile will continue to be demonstrated in the future as higher doses, longer durations of exposure, and multiple drug combinations are explored. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain marketing approval and generate revenues from its sale, or even if approved for sale may lack differentiation from competitive products, which could have a material adverse impact on our business and operations.

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

If approved, we expect TG-1101 to compete directly with Roche Group’s Rituxan® (rituximab) and Gazyva® (obinutuzumab or GA-101), Spectrum Pharmaceuticals’ Zevalin® (Y90-Ibritumomab Tiuxetan), and Genmab and GlaxoSmithKline’s Arzerra® (ofatumumab) among others, each of which is currently approved for the treatment of various diseases including NHL and CLL. In addition, a number of pharmaceutical companies are developing antibodies targeting CD20, CD19, and other B-cell associated targets, chimeric antigen receptor T-cell (CAR-T) immunotherapy, and other B-cell ablative therapy which, if approved, would potentially compete with TG-1101. New developments, including the development of other pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace.

With respect to TGR-1202, there are several PI3K delta targeted compounds both approved, such as Gilead’s Zydelig™ (idelalisib), and in development, including, but not limited to, Infinity Pharmaceuticals’ duvelisib (IPI-145), which if approved we would expect to compete directly with TGR-1202. In addition, there are numerous other novel therapies targeting similar pathways to TGR-1202 both approved and in development, which could also compete with TGR-1202 in similar indications, such as the BTK inhibitor, ibrutinib (FDA approved for MCL, CLL, and WM and marketed by Pharmacyclics and Janssen), or the bcl-2 inhibitor ABT-199 (under clinical development by AbbVie and Roche).

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

As of September 30, 2015, we had approximately thirty full and part time employees. Over time, we will need to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue research and development activities, and commercialize our product candidates. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth, and various projects requires that we:

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

Currently, the composition of matter patent and several method of use patents for TG-1101 in various indications and settings have been applied for but have not yet been issued, or have not yet been issued in all jurisdictions in which such applications have been filed.  While a composition of matter patent has been granted in the US for TGR-1202, composition of matter patents and/or method of use patents for our IRAK4 inhibitor program and anti-PD-L1 and anti-GITR programs have also been applied for but have not yet been issued to date.  There can be no guarantee that any of these patents for which an application has already been filed, nor any patents filed in the future for our product candidates will be granted in any or all jurisdictions in which there were filed, or that all claims initially included in such patent applications will be allowed in the final patent that is issued. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our partners will be successful in protecting our product candidates by obtaining and defending patents.

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

As of September 30, 2015, we had net cash, cash equivalents, investment securities and interest receivable of approximately $115.4 million. We believe that our cash and cash equivalents and investments, inclusive of the amounts raised subsequent to the end of the quarter, will sustain our operations for more than 24 months from September 30, 2015. As a result, we will need additional capital to continue our operations beyond that time. Required additional sources of financing to continue our operations in the future might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned preclinical and clinical trials or obtain approval of any of our product candidates from the FDA or any foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which would have a dilutive effect to stockholders.

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

We have never been profitable and, as of September 30, 2015, we had an accumulated deficit of $140.5 million. We have generated operating losses in all periods since we were incorporated. We expect to make substantial expenditures resulting in increasing operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial efforts for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2015.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2015.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2015.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2015.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: November 9, 2015	By:	/s/ Sean A. Power
Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2015.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2015.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2015.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2015.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).