Form 10-K
period 2015-12-31
TG THERAPEUTICS, INC.
filed 2016-03-15
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number 1-32639

TG THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3898269 (I.R.S. Employer Identification No.)

3 Columbus Circle 15th Floor New York, New York (Address of principal executive offices)	10019 (Zip Code)

Registrant’s telephone number, including area code: (212) 554-4484

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.001 Per Share (Title of Class)	The Nasdaq Capital Market (Name of Each Exchange on Which Registered)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was $570,132,000 as of June 30, 2015, based on the closing sale price of such stock as reported on the NASDAQ Capital Market.

There were 54,095,110 shares of the registrant’s common stock, $0.001 par value, outstanding as of March 1, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

TG THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

CORPORATE INFORMATION

We were incorporated in Delaware in 1993. Our executive offices are located at 3 Columbus Circle, 15th Floor, New York, New York 10019. Our telephone number is 212-554-4484, and our e-mail address is info@tgtxinc.com.

We maintain a website with the address www.tgtherapeutics.com. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We are not including the information on our website as a part of, nor incorporating it by reference into, this report. You may read and copy any such reports and amendments thereto at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. Additionally, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is http://www.sec.gov.

PRODUCTS UNDER DEVELOPMENT

TG-1101 (ublituximab)

Overview

TG-1101 (ublituximab) is a chimeric, glycoengineered monoclonal antibody that targets a unique epitope on the CD20 antigen found on the surface of B-lymphocytes developed to aid in the depletion of circulating B-cells. We hold exclusive worldwide rights to develop and commercialize TG-1101 for all indications, except for the territories of France and Belgium which have been retained by LFB Biotechnologies (“LFB”), and South Korea and Southeast Asia which were licensed by us to Ildong Pharmaceutical Co. Ltd (“Ildong”) in November 2012.

Generally, anti-CD20 antibodies are believed to exert their B-cell depleting effects through three primary mechanisms: antibody dependent cell-mediated cytotoxicity (“ADCC”), complement dependent cytotoxicity (“CDC”), and direct or programmed cell death (“DCD” or “PCD”). TG-1101 has been specifically glycoengineered to enhance ADCC activity, which should enhance its ability to deplete B-cells and may improve its anti-cancer effects when compared to Rituxan®, the leading anti-CD20 monoclonal antibody, which had worldwide sales in 2014 of more than $8 billion.

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

In oncology settings, anti-CD20 therapy is generally used in combination with other anti-cancer agents where it demonstrates maximum activity as opposed to single agent usage. As a result, subsequent clinical development for TG-1101 has focused on combination therapy. Currently, our priority combination trials for TG-1101 are:

•	The GENUINE Trial – a randomized controlled Phase 3 trial evaluating TG-1101 in combination with ibrutinib, for previously treated CLL patients with high risk cytogenetics;
•	The UNITY-CLL Trial – a randomized controlled Phase 3 trial evaluating TG-1101 in combination with TGR-1202, the Company’s development stage PI3Kδ inhibitor, for patients with front line and previously treated CLL; and
•	TG-1101 + TGR-1202 + Pembrolizumab for patients with CLL.

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

TG-1101 in Combination with TGR-1202 for Relapsed/Refractory NHL & CLL

In November 2013, we initiated a multi-center, Phase I study to evaluate the safety and efficacy of the combination of TG-1101 and TGR-1202, the Company's novel, once per day, PI3Kδ inhibitor, for patients with relapsed and/or refractory CLL and NHL. In this study, dosing of TGR-1202 commenced at 800mg (initial formulation) once per day (QD) with dose escalation proceeding in a 3+3 design. Dose-escalation up to 1200mg micronized formulation has been completed and expansion cohorts are now being evaluated at various doses. Additional cohorts were added to this study to explore the triple therapy combination of TG-1101, TGR-1202, and ibrutinib.

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

Preliminary data from this study was presented at the 57th Annual American Society of Hematology (ASH) meeting held in December 2015 and is summarized below:

The combination of TG-1101 and TGR-1202 was well tolerated in the 71 patients evaluable for safety, with only 8% of patients discontinuing due to an adverse event. Notably, the only Grade 3/4 adverse event occurring in > 5% of patients was neutropenia. As of the data presentation, twenty-six patients had been on the combination of TG-1101 plus TGR-1202 for 6+ months, with no events of colitis reported. The combination displayed marked clinical activity in a variety of lymphoma subtypes, reporting an 80% (8/10) response rate in patients with CLL, a 71% (12/17) response rate in patients with indolent NHL, and a 35% (6/17) response rate in patients with DLBCL and Richter’s Transformation. The data from this study supports the current Phase 3 UNITY-CLL study of TG-1101 + TGR-1202 in CLL.

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

Final data from this study was presented on the MCL cohort at the 57th Annual American Society of Hematology (ASH) meeting held in December 2015, and on the CLL cohort at the 13th International Congress on Malignant Lymphoma (ICML), held in June 2015 and is summarized below:

In the CLL cohort, TG-1101 in combination with ibrutinib was well tolerated in the 44 patients evaluable for safety, with day 1 infusion related reactions (IRR) being the most frequently reported adverse event (regardless of causality). In the MCL cohort, the combination was well tolerated in the 15 patients evaluable for safety, with fatigue being the most frequently reported adverse event (regardless of causality). Overall, in both CLL and MCL, aside from day 1 IRR, the addition of TG-1101 did not appear to alter the safety profile seen historically with single agent ibrutinib. Of the 59 patients treated, 40 CLL and 15 MCL patients were evaluable for response. The combination displayed marked clinical activity, reporting an 88% (35/40) response rate in patients with CLL, a 95% (19/20) response rate in those CLL patients with high-risk cytogenetics, and an 87% (13/15) response rate in patients with MCL. The data from this study supports the current Phase 3 GENUINE study of TG-1101 + ibrutinib in previously treated CLL patients with high-risk cytogenetics.

TG-1101 + Ibrutinib Phase 3 Study Program – The GENUINE Trial

We reached an agreement with the U.S. Food and Drug Administration (FDA) regarding a Special Protocol Assessment (SPA) on the design, endpoints and statistical analysis approach of a Phase 3 clinical trial for TG-1101 + ibrutinib for the treatment of previously treated CLL patients with high risk cytogenetics. The SPA provides agreement that the Phase 3 trial design adequately addresses objectives that would support the regulatory submission for drug approval.

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

Figure 1: Potency and Specificity of TGR-1202 towards PI3K Delta

Clinical Data Overview and Recent Developments

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

Single Agent TGR-1202 in Patients with Relapsed/Refractory Hematologic Malignancies

In January 2013, the Company initiated a Phase I, open label, multi-center, first-in-human clinical trial of TGR-1202 in patients with hematologic malignancies. The study entitled TGR-1202-101, "A Phase I Dose Escalation Study Evaluating the Safety and Efficacy of TGR-1202 in Patients with Relapsed or Refractory Hematologic Malignancies," is being run in collaboration with the Sarah Cannon Research Institute in Nashville, TN with Howard “Skip” Burris, MD, Executive Director, Drug Development as the acting Study Chair. Enrollment is open to patients with relapsed or refractory NHL, CLL, and other select hematologic malignancies. As of February 2016, this study has closed to enrollment.

Data from this ongoing Phase I study was most recently presented at the 57th Annual American Society of Hematology (ASH) meeting held in December 2015, and is summarized below:

Overall, TGR-1202 was considered to be well-tolerated in the 81 patients evaluable for safety, with only 7% of patients discontinuing due to an adverse event. Limited Grade 3/4 adverse events were reported with anemia and neutropenia (each 9%) being the only grade 3/4 adverse events reported in greater than 5% of patients. Long-term safety has been well characterized with 47% (38 of 81) of patients on study more than 6 months, 27% (22 of 81) of patients on study more than 12 months, and the longest exposed to drug for more than 2.5 years. Of the 81 patients treated, 63 patients were evaluable for efficacy analysis, having been treated at therapeutic dose levels. TGR-1202 displayed marked clinical activity, reporting a 59% (10/17) response rate in patients with CLL (with a 94% nodal PR rate (16/17), and 75% (12/16) of follicular lymphoma patients demonstrated tumor reductions with a preliminary ORR of 38% (6/16).

TGR-1202 in Combination with obinutuzumab and chlorambucil in patients with CLL

In March 2014, the Company initiated a Phase I/Ib, open label, multi-center, clinical trial of TGR-1202 in combination with obinutuzumab and chlorambucil in patients with CLL, both treatment naïve and relapsed. The study entitled TGR-GA-106, " A Multi-center Phase I/Ib Study Evaluating the Efficacy and Safety of TGR-1202, a Novel PI3K Delta Inhibitor, in Combination with Obinutuzumab and Chlorambucil in Patients with Chronic Lymphocytic Leukemia (CLL)," is being led by Dr. Daruka Mahadevan of the West Clinic in Memphis, TN. As of February 2016, this study has completed enrollment.

Data from study was presented at the 57th Annual American Society of Hematology (ASH) meeting held in December 2015, and is summarized below:

Overall, the combination of TGR-1202, obinutuzumab and chlorambucil demonstrated acceptable tolerability, but notably differed from the toxicity profile observed with TGR-1202 and TG-1101 in patients with relapsed refractor CLL, specifically regarding neutropenia (78% vs. 30%), thrombocytopenia (78% vs. < 10%), and transaminase elevations (39% vs. 8%). TGR-1202 with obinutuzumab and chlorambucil reported a 95% (17/18) ORR in patients with CLL (with a 100% (15/15) ORR in those patients that were treatment naïve).

TGR-1202 Combination Trials

TGR-1202 is being evaluated in combination with the anti-CD30 antibody drug conjugate, brentuximab vedotin, in patients with relapsed or refractory Hodgkin’s lymphoma; in combination with the BTK inhibitor, ibrutinib, in patients with CLL and MCL; and in combination with the JAK inhibitor, ruxolitinib, in patients with Myelofibrosis or Polycythemia Vera. It is anticipated that preliminary results from these studies will be presented at future medical conferences.

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

Market Opportunity for TG-1101 & TGR-1202

Our lead products under development, TG-1101 and TGR-1202 are for the treatment of B-cell hematologic malignancies. Hematologic malignancies include cancers derived from the bone marrow and lymph tissue. The non-Hodgkin’s lymphomas (NHL) represent a heterogeneous subset of these malignancies. Underneath the single rubric of lymphoma exist some of the most aggressive growing cancers (Burkitt’s lymphoma, lymphoblastic lymphoma, diffuse large-B-cell lymphoma), as well as some of the most indolent (small lymphocytic lymphoma, follicular lymphoma, and marginal zone lymphoma). In the United States, NHL represents 4-5% of all new cancer cases, and is the eighth leading cause of cancer death. According to the American Cancer Society, it is estimated in 2016 that there will be 72,580 new cases in the United States, and 20,150 deaths from NHL, despite improvements in treatment. Chronic lymphocytic leukemia (CLL) affects mainly older adults and accounts for one third of all diagnosed cases of leukemia. In the US, an estimated 18,960 new cases of CLL will be reported in 2016 with deaths totaling 4,660 due to the disease according to American Cancer Society estimates. Despite improvements in therapy, up to one third of patients with aggressive NHL continue to die from their disease, and indolent lymphomas remain incurable in the absence of allogeneic stem cell transplant. The treatment paradigm for hematologic malignancies is well standardized in front line settings, with the anti-CD20 monoclonal antibody, rituximab, administered generally in combination with chemotherapeutic agents. While front line therapies are generally efficacious, there are numerous downsides, including a high rate of toxicity associated with exposure to chemotherapeutic agents. While initially responsive, most patients with hematologic malignancies will eventually relapse and require second, third, and sometimes more lines of therapy. As a result, there is a pressing need for new, innovative, targeted therapies for the treatment of this heterogeneous group of diseases.

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

In addition to anti-CD20 therapy, novel targeted agents are now being introduced which target specific signaling pathways and enzymes known to exhibit aberrant activity and overexpression in B-cell malignancies such as Bruton’s Tyrosine Kinase (BTK), and Phosphoinositide-3-Kinase delta (PI3K delta). The PI3K/AKT/mTOR pathway has been the target of numerous pharmaceutical agents, both approved and in development, however only recently has the delta isoform of PI3K been identified as a potential target for the treatment of hematologic malignancies and other B-cell lymphoproliferative disorders. Idelalisib (ZYDELIG™), a PI3K delta specific inhibitor from Gilead Pharmaceuticals, was approved by the FDA in 2014 for patients with CLL and indolent NHL. Duvelisib (also known as IPI-145), a PI3K delta and gamma specific inhibitor under development by Infinity Pharmaceuticals has also shown preliminary activity in hematologic malignancies of both B- and T-cell origin. Other agents targeting kinases downstream of the B-cell receptor, such as the BTK inhibitor, ibrutinib, have displayed high rates of response in patients with relapsed and refractory B-cell malignancies and have been recently approved for these indications. While these agents have demonstrated high levels of single agent activity in B-cell disorders, their clinical activity has been shown to be greatly enhanced when utilized in combination with anti-CD20 agents.

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

Product candidate	Target indication	Development status	Completion of phase	Estimated cost to complete phase
TG-1101 (ublituximab)	In combination with ibrutinib in previously treated high-risk CLL patients	Phase III	2017*	Approximately $10 million
TG-1101 & TGR-1202	In combination in CLL patients	Phase III	2018**	Approximately $15 million

*Completion of phase for this study indicates completion of Part I of the study, the ORR endpoint, which, if successful, would support an accelerated approval

** Completion of phase for this study indicates completion of portion of study, which, if successful, would support an accelerated approval

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

TG-1101

Pursuant to our license for TG-1101 (ublituximab) with LFB Biotechnologies, GTC Biotherapeutics, and LFB/GTC LLC, we have the exclusive commercial rights to a series of patents and patent applications in the U.S. and in multiple countries around the world, as well as a non-exclusive license to additional background patent rights.  These patents and patent protections include composition of matter patents relating to the structure and mechanism of action for TG-1101 as well as method of use patents which cover use of TG-1101 in combination with various agents and for various therapeutic indications.

In the United States, we have, through our license agreement, access to 12 issued patent and 6 patent applications covering TG-1101 which expire between 2021 and 2033, excluding any patent term extensions, as well as granted and pending foreign counterpart patent filings related to these patent families.  These patents include claims related to the manufacture and use of TG-1101.  Additionally, we have over 30 granted patents outside the US, and over 25 patent applications pending worldwide also including claims directed to the composition of matter and methods of treatment with TG-1101 in various settings.

TGR-1202

Pursuant to our license for TGR-1202 with Rhizen, we have the exclusive commercial rights to a series of patent applications in the U.S. and abroad. The patent applications include composition of matter patents relating to the structure, mechanism of action, and formulation for TGR-1202 as well as method of use patents which cover use of TGR-1202 in combination with various agents and for various therapeutic indications. Our composition of matter patent for TGR-1202 has been issued in the United States, which affords patent protection until 2033, exclusive of patent term extensions. All other patent applications currently filed for TG-1202 are currently pending. Because the dates for any potential regulatory approval are currently unknown we cannot predict the expected expiration date, and it is possible that the life of these patents following regulatory approval could be minimal.

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

The patent rights that we own or have licensed relating to our product candidates are limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market these product candidates. See “Item 1A – Risk Factors — Risks Related to the Company’s Intellectual Property.”

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

PD-L1 and GITR

In March 2015, we entered into a Global Collaboration (the “Collaboration”) with Checkpoint Therapeutics, Inc. (“Checkpoint”), a subsidiary of Fortress Biotech, Inc. (“FBIO”) for the development and commercialization of Checkpoint’s anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies.

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

If approved, we expect TG-1101 to compete directly with Roche Group’s Rituxan® (rituximab) and Gazyva® (obinutuzumab), and Genmab and GlaxoSmithKline’s Arzerra® (ofatumumab) among others, each of which is currently approved for the treatment of various diseases including NHL and CLL. In addition, other pharmaceutical companies are developing anti-CD20 antibodies which, if approved, would potentially compete with TG-1101. New developments, including the development of other pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace.

With respect to TGR-1202, if approved, we expect to compete directly with Gilead’s Zydelig™ (idelalisib), as well as with other PI3K delta inhibitors which are currently in development, which, if approved, would potentially compete with TGR-1202, such as Infinity Pharmaceuticals’ duvelisib (IPI-145). In addition, there are numerous other novel therapies targeting similar pathways to TGR-1202 in development, which would also compete with TGR-1202 in similar indications, such as the BTK inhibitor, ibrutinib (FDA approved for Mantle Cell Lymphoma, CLL, and Waldenstrom’s Macroglobulinemia marketed by AbbVie and Janssen), the BTK inhibitor acalabrutinib or ACP-196 (under clinical development by AstraZeneca), or the BCL-2 inhibitor venetoclax or ABT-199 (under clinical development by AbbVie and Roche), among others.

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

EMPLOYEES

As of March 1, 2016, we had forty full and part-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

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

In order to submit and maintain an IND, Biologics License Application (“BLA”), or New Drug Application (“NDA”) to the FDA, it is necessary to submit all information on the clinical, non-clinical, chemistry, manufacturing, controls and quality aspects of the product candidate. We rely on our third party contractors and our licensing partners to provide a significant portion of this data. If we are unable to obtain this data, or the data is not sufficient to meet the regulatory requirements, we may experience significant delays in our development programs. Additionally, an IND must be active in each division in which we intend to conduct clinical trials. Currently we do not have an active IND for any of the IRAK4 inhibitors, nor for our anti-PD-L1 and anti-GITR antibodies. Additionally, there can be no assurance given that any of the molecules under development in our IRAK4 inhibitor program or in our anti-PD-L1 and anti-GITR antibody research program will demonstrate sufficient pharmacologic properties during pre-clinical evaluation to advance to IND enabling studies, or that such IND enabling studies, if any are conducted, will provide data sufficient to support the filing of an IND, or that such IND, if filed, would be accepted by any FDA division under which we would seek to develop any product candidate. While we maintain an active IND for TG-1101 and TGR-1202 enabling the conduct of studies in the FDA’s Division of Hematology and Oncology, there can be no assurance that we will be successful in obtaining an active IND for TG-1101 or TGR-1202 in any other division under whose supervision we may seek to develop our product candidates, or that the FDA will allow us to continue the development of our product candidates in those divisions where we maintain an active IND.

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

We plan on conducting additional Phase I, II and III clinical trials for TG-1101 and TGR-1202. Early clinical results seen with TG-1101 and TGR-1202 in a small number of patients may not be reproduced in expanded or larger clinical trials. Additionally, individually reported outcomes of patients treated in clinical trials may not be representative of the entire population of treated patients in such studies. If the results from expansion cohorts or later trials are different from those found in the earlier studies of TG-1101 and TGR-1202, we may need to terminate or revise our clinical development plan, which could extend the time for conducting our development program and could have a material adverse effect on our business. Our IRAK4, anti-PD-L1 and anti-GITR programs are all in pre-clinical development and no assurance can be given that they will advance into clinical development. If the results from additional pre-clinical studies or early clinical trials differ from those found in earlier studies, our clinical development plans and timelines for this program could be adversely affected which could have a material adverse effect on our business. Many drugs fail in the early stages of clinical development for safety and tolerability issues, accordingly if our pre-clinical assets advance into clinical development, no assurance can be made that a safe and efficacious dose can be found.

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

In September 2014, we announced a Phase 3 clinical trial for TG-1101 in previously treated patients with high-risk CLL, and in September 2015 we announced a Phase 3 clinical trial for the combination of TG-1101 + TGR-1202 for patients with CLL, each of which are being conducted pursuant to SPAs with the FDA. Many companies which have been granted SPAs and/or the right to utilize the FDA’s Fast Track or accelerated approval process have ultimately failed to obtain final approval to market their drugs. Since we are seeking approvals under SPAs for some of our product registration strategies, based on protocol designs negotiated with the FDA, we may be subject to enhanced scrutiny. Further, any changes or amendments to a protocol that is being conducted under SPA will have to be reviewed and approved by the FDA to verify that the SPA agreement is still valid. Additionally, even if the primary endpoint in a Phase 3 clinical trial is achieved, a SPA does not guarantee approval. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee prior to making its final decision. Even with “fast track” or “priority review” status which we intend to seek for our product candidates, such designations do not necessarily mean a faster development process or regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures.

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

We have not completed testing of any of our product candidates for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent that adverse events, if any, will be observed in patients who receive any of our product candidates. To date, clinical trials using TG-1101 and TGR-1202 have demonstrated a toxicity profile that was deemed acceptable by the investigators performing such studies. Such interpretation may not be shared by future investigators or by the FDA and in the case of TG-1101 and TGR-1202, even if deemed acceptable for oncology applications, it may not be acceptable for diseases outside the oncology setting, and likewise for any other product candidates we may develop. Additionally, the severity, duration and incidence of adverse events may increase in larger study populations. With respect to both TG-1101 and TGR-1202, the toxicity when manufactured under different conditions and in different formulations is not known, and it is possible that additional and/or different adverse events may appear upon the human use of those formulations and those adverse events may arise with greater frequency, intensity and duration than in the current formulation. Further, with respect to TGR-1202, although more than 80 patients have been dosed in the ongoing first-in-human dose-escalation Phase I single agent study, the full adverse effect profile of TGR-1202 is not known. It is unknown as the additional patients are exposed for longer durations to TGR-1202, whether greater frequency and/or severity of adverse events are likely to occur. Common toxicities of other drugs in the same class as TGR-1202 include high levels of liver toxicity, infections and colitis, the latter of which notably has presented with later onset, with incidence increasing with duration of exposure. To date, the incidence of these events has been limited for TGR-1202, however no assurance can be given that this safety and tolerability profile will continue to be demonstrated in the future as higher doses, longer durations of exposure, and multiple drug combinations are explored. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain marketing approval and generate revenues from its sale, or even if approved for sale may lack differentiation from competitive products, which could have a material adverse impact on our business and operations.

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

If approved, we expect TG-1101 to compete directly with Roche Group’s Rituxan® (rituximab) and Gazyva® (obinutuzumab or GA-101), and Genmab and GlaxoSmithKline’s Arzerra® (ofatumumab) among others, each of which is currently approved for the treatment of various diseases including NHL and CLL. In addition, a number of pharmaceutical companies are developing antibodies targeting CD20, CD19, and other B-cell associated targets, chimeric antigen receptor T-cell (CAR-T) immunotherapy, and other B-cell ablative therapy which, if approved, would potentially compete with TG-1101. New developments, including the development of other pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace.

With respect to TGR-1202, there are several PI3K delta targeted compounds both approved, such as Gilead’s Zydelig™ (idelalisib), and in development, including, but not limited to, Infinity Pharmaceuticals’ duvelisib (IPI-145) which if approved we would expect to compete directly with TGR-1202. In addition, there are numerous other novel therapies targeting similar pathways to TGR-1202 both approved and in development, which could also compete with TGR-1202 in similar indications, such as the BTK inhibitor, ibrutinib (FDA approved for MCL, CLL, and WM and marketed by AbbVie and Janssen), the BTK inhibitor ACP-196 (under development by AstraZeneca), or the BCL-2 inhibitor ABT-199 (under clinical development by AbbVie and Roche).

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

As of March 1, 2016, we had forty full and part time employees. Over time, we will need to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue research and development activities, and commercialize our product candidates. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth, and various projects requires that we:

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

Currently, the composition of matter patent and several method of use patents for TG-1101 and TGR-1202 in various indications and settings have been applied for but have not yet been issued, or have been issued in certain territories but not under all jurisdictions in which such applications have been filed. While composition of matter patents have been granted in the US for TG-1101 and TGR-1202, no patents to date have been issued for our IRAK4 inhibitor and anti-PD-L1 and anti-GITR programs. There can be no guarantee that any of these patents for which an application has already been filed, nor any patents filed in the future for our product candidates will be granted in any or all jurisdictions in which there were filed, or that all claims initially included in such patent applications will be allowed in the final patent that is issued. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our partners will be successful in protecting our product candidates by obtaining and defending patents.

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

As of December 31, 2015, we had net cash, cash equivalents, investment securities and interest receivable of approximately $102.4 million. We believe that our cash and cash equivalents and investments will sustain our operations for more than 24 months from December 31, 2015. As a result, we will need additional capital to continue our operations beyond that time. Required additional sources of financing to continue our operations in the future might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned preclinical and clinical trials or obtain approval of any of our product candidates from the FDA or any foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which would have a dilutive effect to stockholders.

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

We have not yet applied for or demonstrated an ability to obtain regulatory approval for or commercialize a product candidate. Our short operating history makes it difficult to evaluate our business prospects and consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical or biotechnology products. Our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in the early stages of operations and the competitive environment in which we operate.

We have never been profitable and, as of December 31, 2015, we had an accumulated deficit of $158.1 million. We have generated operating losses in all periods since we were incorporated. We expect to make substantial expenditures resulting in increased operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial efforts for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Our directors, executive officers, their affiliates, and our principal stockholders beneficially own approximately 55% percent of our outstanding voting stock, including shares underlying outstanding options and warrants. Our directors, officers and principal stockholders, taken as a whole, have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues submitted to our stockholders.

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

ITEM 2. PROPERTIES.

Our corporate and executive office is located in New York, New York. Our New York facility consists of office space at 3 Columbus Circle, 15th Floor, New York, New York 10019. We are not currently under a lease agreement at 3 Columbus Circle. We are also currently leasing small office spaces in Cary, North Carolina and Kingsport, Tennessee to accommodate our clinical operations groups. We believe that our existing facilities are adequate to meet our current requirements. We do not own any real property.

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

The following table sets forth the high and low closing sale prices of our common stock for the periods indicated.

	High	Low
Fiscal Year Ended December 31, 2015
Fourth Quarter	$14.42	$10.22
Third Quarter	$18.74	$9.76
Second Quarter	$17.17	$13.24
First Quarter	$18.82	$12.77

	High	Low
Fiscal Year Ended December 31, 2014
Fourth Quarter	$18.25	$9.38
Third Quarter	$11.93	$7.37
Second Quarter	$9.93	$4.51
First Quarter	$7.59	$4.10

Holders

The number of record holders of our common stock as of March 1, 2016 was 299.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2015, regarding the securities authorized for issuance under our equity compensation plan, the TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	4,164,631
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	4,164,631

For information about all of our equity compensation plans see Note 5 to our Consolidated Financial Statements included in this report.

COMMON STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock for the period from December 31, 2011(1) through December 31, 2015, with the cumulative total return over such period on (i) the U.S. Index of The Nasdaq Stock Market and (ii) the Biotechnology Index of The Nasdaq Stock Market. The graph assumes an investment of $100 on December 31, 2011, in our common stock (at the adjusted closing market price) and in each of the indices listed above, and assumes the reinvestment of all dividends. Measurement points are December 31 of each year.

(1) In connection with the Company having entered into and consummated an exchange transaction agreement (the “Exchange Transaction”) with Opus Point Partners, LLC (“Opus”) and TG Biologics, Inc. (formerly known as TG Therapeutics, Inc.) (“TG Bio”), we used the start date of December 31, 2011 to be in agreement with this transaction.

(2) $100 invested on 12/31/11 in stock or index, including reinvestment of dividends. Fiscal Years ending December 31.

ITEM 6. SELECTED FINANCIAL DATA

The following Statement of Operations Data for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, and Balance Sheet Data as of December 31, 2015, 2014, 2013, 2012 and 2011, as set forth below are derived from our audited consolidated financial statements. This financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Years ended December 31,
	2015	2014	2013	2012	2011

License revenue	$152,381	$152,381	$152,381	$19,048	$—

Research and development:
Noncash stock expense associated with in-licensing agreements	—	5,350,094	—	16,578,000	297,000
Noncash compensation	4,261,406	8,731,566	1,041,519	455,809	—
Other research and development	43,445,817	26,004,687	12,621,161	3,994,182	30,283
Total research and development	47,707,223	40,086,347	13,662,680	21,027,991	327,283

General and administrative:
Noncash compensation	11,435,686	12,373,726	4,161,629	2,966,373	86,494
Other general and administrative	4,189,488	3,413,400	2,496,461	1,815,083	468,197
Total general and administrative	15,625,174	15,787,126	6,658,090	4,781,456	554,691

Impairment of in-process research and development	—	—	2,797,600	1,104,700	—

Total costs and expenses	63,332,397	55,873,473	23,118,370	26,914,147	881,974

Operating loss	(63,180,016)	(55,721,092)	(22,965,989)	(26,895,099)	(881,974)

Other (income) expense:
Interest income	(174,653)	(55,049)	(30,822)	(15,787)	—
Other income	—	(95,427)	(108,894)	(272,232)	—
Interest expense	972,736	930,701	952,888	905,744	7,097
Change in fair value of notes payable	(1,029,453)	(720,040)	(3,300,951)	(1,659,872)	—
Total other (income) expense, net	(231,370)	60,185	(2,487,779)	(1,042,147)	7,097

Loss before income taxes	(62,948,646)	(55,781,277)	(20,478,210)	(25,852,952)	(889,071)
Income taxes	—	—	—	330,000	—
Consolidated net loss	(62,948,646)	(55,781,277)	(20,478,210)	(26,182,952)	(889,071)

Net loss attributable to non-controlling interest	—	—	—	(8,110,233)	(35,997)
Net loss attributable to TG Therapeutics, Inc. and Subsidiaries	$(62,948,646)	$(55,781,277)	$(20,478,210)	$(18,072,719)	$(853,074)

Basic and diluted net loss per common share	$(1.38)	$(1.64)	$(0.81)	$(1.38)	$(0.44)

Balance Sheet Information:

	December 31,
	2015	2014	2013	2012	2011
Cash, cash equivalents, investment securities and interest receivable	$102,416,894	$78,861,334	$45,431,532	$16,455,995	$9,748,491
Total assets	113,473,201	86,746,890	48,112,390	22,074,037	14,537,358
Accumulated deficit	(158,133,926)	(95,185,280)	(39,404,003)	(18,925,793)	(853,074)
Total equity	101,573,302	80,101,884	40,054,492	15,550,301	9,636,202

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

Overview

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for b-cell malignancies and autoimmune diseases. Currently, the company is developing two therapies targeting hematological malignancies. TG-1101 (ublituximab) is a novel, glycoengineered monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes. TG Therapeutics is also developing TGR-1202, an orally available PI3K delta inhibitor. The delta isoform of PI3K is strongly expressed in cells of hematopoietic origin and is believed to be important in the proliferation and survival of B-lymphocytes. Both TG-1101 and TGR-1202 are in clinical development for patients with hematologic malignancies. The Company also has a pre-clinical programs seeking to develop IRAK4 (interleukin-1 receptor-associated kinase 4) inhibitors and anti-PD-L1 and anti-GITR antibodies.

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

Our research and development expenses consist primarily of expenses related to in-licensing of new product candidates, fees paid to consultants and outside service providers for clinical and laboratory development, facilities-related and other expenses relating to the design, development, manufacture, testing and enhancement of our drug candidates and technologies. We expense our research and development costs as they are incurred. Research and development expenses for the years ended December 31, 2015, 2014 and 2013 were $43,445,817, $31,354,781 and $12,621,161, respectively, excluding non-cash compensation expenses related to research and development.

The following table sets forth the research and development expenses per project, exclusive of non-cash compensation expenses, for the periods presented.

	2015	2014	2013
TG-1101	$29,816,042	$15,410,925	$8,281,028
TGR-1202	11,671,889	14,249,856	4,340,133
IRAK4	1,068,466	1,694,000	—
PD-L1/GITR	500,300	—	—
Other	389,120	—	—
Total	$43,445,817	$31,354,781	$12,621,161

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

RESULTS OF OPERATIONS

Years Ended December 31, 2015, 2014 and 2013

	Years Ended December 31,
	2015	2014	2013

License revenue	$152,381	$152,381	$152,381

Costs and expenses:
Research and development:
Noncash stock expense associated with in-licensing agreements	—	5,350,094	—
Noncash compensation	4,261,406	8,731,566	1,041,519
Other research and development	43,445,817	26,004,687	12,621,161
Total research and development	47,707,223	40,086,347	13,662,680

General and administrative:
Noncash compensation	11,435,686	12,373,726	4,161,629
Other general and administrative	4,189,488	3,413,400	2,496,461
Total general and administrative	15,625,174	15,787,126	6,658,090

Impairment of in-process research and development	—	—	2,797,600

Total costs and expenses	63,332,397	55,873,473	23,118,370

Operating loss	(63,180,016)	(55,721,092)	(22,965,989)

Other expense (income), net	(231,370)	60,185	(2,487,779)

Net loss	$(62,948,646)	$(55,781,277)	$(20,478,210)

Years Ended December 31, 2015 and 2014

License Revenue. License revenue was $152,381 for each of the years ended December 31, 2015 and 2014. License revenue is related to the amortization of an upfront payment of $2.0 million associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Stock Expense Associated with In-licensing Agreements. Noncash stock expense associated with in-licensing agreements amounted to $5,350,094 for the year ended December 31, 2014. The expense during the year ended December 31, 2014 was recorded in conjunction with the stock issued to Rhizen of approximately $4,100,000 in connection with our license for TGR-1202, and approximately $1,200,000 for the common stock issued to Ligand Pharmaceuticals as an upfront payment for the license to the IRAK4 inhibitors program.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $4,261,406 for the year ended December 31, 2015, as compared to $8,731,566 during the comparable period in 2014. The decrease in noncash compensation expense was primarily related to milestone-based vesting of restricted stock grants to personnel during the year ended December 31, 2014 and a decrease in the measurement date fair value of certain consultant restricted stock during the period ended December 31, 2015.

Other Research and Development Expenses. Other research and development expenses increased by $17,441,130 from $26,004,687 for the year ended December 31, 2014 to $43,445,817 for the year ended December 31, 2015. The increase in other research and development expenses was due primarily to increases of approximately $11.7 million and $3.4 million for manufacturing and clinical trial expenses related to TG-1101 and TGR-1202, respectively, offset by a decrease of $4.0 million related to the upfront cash milestone payment to Rhizen to exercise the license option for TGR-1202 during the year ended December 31, 2014. We expect our other research and development costs to increase during 2016 as the enrollment of Phase 3 clinical trials increases and we prepare for launch.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants decreased by $938,040 from $12,373,726 for the year ended December 31, 2014 to $11,435,686 during the year ended December 31, 2015. The decrease in noncash compensation expense was primarily related to milestone-based vesting of restricted stock grants to personnel during the year ended December 31, 2014.

Other General and Administrative Expenses. Other general and administrative expenses increased by $776,088 from $3,413,400 for the year ended December 31, 2014 to $4,189,488 for the year ended December 31, 2015. The increase was due primarily to increased personnel and other general and administrative costs. We expect our other general and administrative expenses to increase modestly during 2016.

Other Expense (Income), Net. Other income increased by $291,555 from $60,185 of expense for the year ended December 31, 2014 to $231,370 of income for the year ended December 31, 2015. The increase is mainly due to an increase in interest income for the year ended December 31, 2015.

Years Ended December 31, 2014 and 2013

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

Other Expense (Income), Net. Other expense (income) decreased by $2,547,964 from $2,487,779 of income for the year ended December 31, 2013 to $60,185 of expense for the year ended December 31, 2014. Other income for the year ended December 31, 2013 included a change in the fair value of notes payable of approximately $2,500,000 resulting from the valuation of the convertible notes payable to zero except for the conversion feature of the notes payable. See Note 4 for further details.

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

As of December 31, 2015, we had $102.4 million in cash and cash equivalents, investment securities, and interest receivable.

We anticipate that our cash and cash equivalents as of December 31, 2015 are sufficient to fund our anticipated operating cash requirements for more than 24 months from December 31, 2015. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Cash used in operating activities for the year ended December 31, 2015 was $44,690,272 as compared to $35,059,919 for the year ended December 31, 2014. The increase in cash used in operating activities was due primarily to increased expenditures associated with our clinical development programs for TG-1101 and TGR-1202.

For the year ended December 31, 2015, net cash used in investing activities was $24,685,869 as compared to $18,355,289 for the year ended December 31, 2014. The increase in net cash used in investing activities was primarily due to an increase in our investment in held-to-maturity treasury securities.

For the year ended December 31, 2015, net cash provided by financing activities of $68,723,686 related to our program under an At-the-Market Issuance Sales Agreement (the “ATM Program”), as well as proceeds from the exercise of warrants. For the year ended December 31, 2014, net cash provided by financing activities of $68,643,526 related to net proceeds from the issuance of Common Stock of our underwritten public offering in March 2014, as well as proceeds from the exercise of warrants, net of payment of notes payable of $677,778.

ATM Program

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

During the year ended December 31, 2014, we sold a total of 4,850,055 shares of common stock under this arrangement for aggregate total gross proceeds of approximately $50.0 million at an average selling price of $10.31 per share. Net proceeds were approximately $48.8 million after deducting commissions and other transaction costs. We have fully utilized the capacity under the 2013 ATM and, accordingly, no further sales can be made under the 2013 ATM.

In December 2014, we amended our 2013 ATM with MLV (the “2015 ATM”) such that we could issue and sell additional shares of our common stock, having an aggregate offering price of up to $75.0 million, from time to time through MLV, acting as the sales agent. Under the 2015 ATM, we would pay MLV a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock sold through MLV.

During the year ended December 31, 2015, we sold a total of 4,094,498 shares of common stock under the 2015 ATM for aggregate total gross proceeds of approximately $68.2 million at an average selling price of $16.66 per share, resulting in net proceeds of approximately $67.0 million after deducting commissions and other transaction costs.

Equity Financings

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

OBLIGATIONS AND COMMITMENTS

As of December 31, 2015, we have known contractual obligations, commitments and contingencies of $16.3 million related to our operating lease obligations.

(in thousands)	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations
Operating leases	$16,335	$128	$1,947	$1,992	$12,268
Total	$16,335	$128	$1,947	$1,992	$12,268

Leases

On October 3, 2014, we entered into a Desk Space Agreement (the “Desk Agreement”) with Fortress, to occupy approximately 40% of the New York City office space recently leased by Fortress. This Desk Agreement requires us to pay our respective share of the average annual rent and other costs of the 15 year lease. We approximate an average annual rental obligation of $1.1 million under the Desk Agreement. Fortress does not expect to take possession of the space until early 2016.

Total rental expense was approximately $0.3 million, $0.1 million and $0.01 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Future minimum lease commitments as of December 31, 2015, in the aggregate total approximately $16.3 million through December 31, 2031. The preceding table shows future minimum lease commitments, which include our office leases in New York, North Carolina and Tennessee, by period as of December 31, 2015.

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

Revenue Recognition. We recognize license revenue in accordance with the revenue recognition guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), or Codification. We analyze each element of our licensing agreement to determine the appropriate revenue recognition. The terms of the license agreement may include payments to us of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. We recognize revenue from upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. We recognize milestone payments as revenue upon the achievement of specified milestones only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract.

Stock Compensation. We have granted stock options and restricted stock to employees, directors and consultants, as well as warrants to other third parties. For employee and director grants, the value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model takes into account volatility in the price of our stock, the risk-free interest rate, the estimated life of the option, the closing market price of our stock and the exercise price. We base our estimates of our stock price volatility on the historical volatility of our common stock and our assessment of future volatility; however, these estimates are neither predictive nor indicative of the future performance of our stock. For purposes of the calculation, we assumed that no dividends would be paid during the life of the options and warrants. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those equity awards expected to vest. As a result, if other assumptions had been used, our recorded stock-based compensation expense could have been materially different from that reported. In addition, because some of the options, restricted stock and warrants issued to employees, consultants and other third-parties vest upon the achievement of certain milestones, the total expense is uncertain. Compensation expense for such awards that vest upon the achievement of milestones is recognized when the achievement of such milestone becomes probable.

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

Accounting Related to Goodwill. As of December 31, 2015 and 2014, there was $799,391 of goodwill on our consolidated balance sheets. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes. This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. This update will become effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The provisions of this standard are not expected to significantly impact the Company.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact the standard may have on its consolidated financial statements and related disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards group with future effective dates are either not applicable or not significant to our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We currently invest in government and investment-grade corporate debt in accordance with our investment policy, which we may change from time to time. The securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of December 31, 2015, our portfolio of financial instruments consists of cash equivalents and short-term and long-term interest bearing securities, including government debt and money market funds. The average duration of all of our held-to-maturity investments held as of December 31, 2015, was less than 12 months. Due to the relative short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the notes thereto, included in Part IV, Item 15(a), part 1, are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2015, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive and Chief Financial Officers concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO Framework. Our management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2015 was audited by CohnReznick LLP, our independent registered public accounting firm, as stated in their report appearing below, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2015.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders

TG Therapeutics, Inc.

We have audited TG Therapeutics, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TG Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on TG Therapeutics, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, TG Therapeutics, Inc. and Subsidiaries has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of TG Therapeutics, Inc. and Subsidiaries as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015 and our report dated March 15, 2016, expressed an unqualified opinion.

/s/ CohnReznick LLP

Roseland, New Jersey

March 15, 2016

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders.

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

3.	Exhibits

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of TG Therapeutics, Inc. dated April 26, 2012 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2012).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of TG Therapeutics, Inc. dated June 9, 2014 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014).

3.3	Amended and Restated Bylaws of TG Therapeutics, Inc. dated July 18, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 21, 2014).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2011).

4.2	Form of warrant to purchase common stock of TG Therapeutics, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2012).

4.3	Form of Warrant issued to stockholders (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011).

4.4	Stockholder Protection Rights Agreement, dated July 18, 2014 between TG Therapeutics, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 21, 2014).

10.1	Amended and Restated Convertible Promissory Note, dated March 1, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2011).

10.2	Employment Agreement, effective December 29, 2011, between the Registrant and Michael Weiss (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011). †

10.3	Restricted Stock Subscription Agreement, effective December 29, 2011, between the Registrant and Michael Weiss (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011). †

10.4	Amendment to Restricted Stock Agreement, dated July 12, 2013, by and between TG Therapeutics, Inc. and Michael S. Weiss (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2013). †

10.5	Amendment to Restricted Stock Agreements, dated December 31, 2014, by and between TG Therapeutics, Inc. and Michael S. Weiss (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2015). †

10.6	Employment Agreement, effective December 29, 2011, between the Registrant and Sean Power (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011). †

10.7	Restricted Stock Subscription Agreement, effective December 29, 2011 between the Registrant and Sean Power (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011). †

10.8	Amendment to Restricted Stock Agreement, dated July 12, 2013, by and between TG Therapeutics, Inc. and Sean A. Power (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 16, 2013). †

10.9	Amendment to Restricted Stock Agreements, dated December 31, 2014, by and between TG Therapeutics, Inc. and Sean A. Power (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 7, 2015). †

10.10	License Agreement, dated January 30, 2012, by and among the Registrant, GTC Biotherapeutics, Inc., LFB Biotechnologies S.A.S. and LFB/GTC LLC (incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011). *

10.11	TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan, dated May 14, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q/A for the quarter ended March 31, 2012).

10.12

First Amendment to TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan, filed with the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders on June 4, 2015, filed on April 24, 2015, and incorporated herein by reference.

10.13	Sublicense Agreement between TG Therapeutics, Inc. and Ildong Pharmaceutical Co. Ltd., dated November 13, 2012 (incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2012). *

10.14	License Agreement between TG Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated, dated June 23, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014).*

10.15	Licensing Agreement between TG Therapeutics, Inc. and Rhizen Pharmaceuticals SA, dated September 22, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2015). *

10.16	Collaboration Agreement between TG Therapeutics, Inc. and Checkpoint Therapeutics, Inc., dated March 3, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2015). *

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from TG Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements.

†	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment has been requested with respect to omitted portions of this exhibit.

TG Therapeutics, Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders

TG Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of TG Therapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. TG Therapeutics, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TG Therapeutics, Inc. and Subsidiaries as of December 31, 2015 and 2014, and their results of operations and cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TG Therapeutics, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control – Integrated  Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2016 expressed an unqualified opinion.

/s/ CohnReznick LLP

Roseland, New Jersey

March 15, 2016

TG Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets as of December 31, 2015 and 2014

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$55,061,329	$55,713,784
Short-term investment securities	22,166,512	23,062,034
Interest receivable	186,021	85,516
Prepaid research and development	9,151,142	6,179,743
Other current assets	308,327	173,952
Total current assets	86,873,331	85,215,029
Restricted cash	579,143	575,012
Long-term investment securities	25,003,032	—
Property, plant and equipment, net	47,122	20,357
Goodwill	799,391	799,391
Other assets	171,182	137,101
Total assets	$113,473,201	$86,746,890

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$9,346,068	$3,991,625
Accrued compensation	818,472	702,000
Current portion of deferred revenue	152,381	152,381
Notes payable	211,549	275,190
Total current liabilities	10,528,470	5,121,196
Deferred revenue, net of current portion	1,371,429	1,523,810
Total liabilities	11,899,899	6,645,006
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share (10,000,000 shares authorized, none issued and outstanding as of December 31, 2015 and 2014)	—	—
Common stock, $0.001 par value per share (150,000,000 shares authorized, 54,095,110 and 44,974,248 shares issued, 54,053,801 and 44,932,939 shares outstanding at December 31, 2015 and 2014, respectively)	54,095	44,974
Contingently issuable shares	6	6
Additional paid-in capital	259,887,464	175,476,521
Treasury stock, at cost, 41,309 shares at December 31, 2015 and 2014	(234,337)	(234,337)
Accumulated deficit	(158,133,926)	(95,185,280)
Total stockholders’ equity	101,573,302	80,101,884

Total liabilities and stockholders’ equity	$113,473,201	$86,746,890

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013

License revenue	$152,381	$152,381	$152,381

Costs and expenses:
Research and development:
Noncash stock expense associated with in-licensing agreements	—	5,350,094	—
Noncash compensation	4,261,406	8,731,566	1,041,519
Other research and development	43,445,817	26,004,687	12,621,161
Total research and development	47,707,223	40,086,347	13,662,680

General and administrative:
Noncash compensation	11,435,686	12,373,726	4,161,629
Other general and administrative	4,189,488	3,413,400	2,496,461
Total general and administrative	15,625,174	15,787,126	6,658,090

Impairment of in-process research and development	—	—	2,797,600

Total costs and expenses	63,332,397	55,873,473	23,118,370

Operating loss	(63,180,016)	(55,721,092)	(22,965,989)

Other (income) expense:
Interest income	(174,653)	(55,049)	(30,822)
Other income	—	(95,427)	(108,894)
Interest expense	972,736	930,701	952,888
Change in fair value of notes payable	(1,029,453)	(720,040)	(3,300,951)
Total other (income) expense, net	(231,370)	60,185	(2,487,779)

Net loss	(62,948,646)	(55,781,277)	(20,478,210)

Basic and diluted net loss per common share	$(1.38)	$(1.64)	$(0.81)

Weighted average shares used in computing basic and diluted net loss per common share	45,646,414	34,068,926	25,413,964

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013

	Common stock		Contingently issuable	Additional paid- in	Treasury Stock		Accumulated
	Shares	Amount	shares	capital	Shares	Amount	deficit	Total

Balance at January 1, 2013	25,820,738	$25,821	$6	$34,534,805	13,526	$(84,538)	$(18,925,793)	$15,550,301
Issuance of common stock in connection with exercise of warrants	1,013,009	1,013		2,279,760				2,280,773
Issuance of common stock in connection with cashless exercise of warrants	3,024	3		(4)				(1)
Issuance of restricted stock	944,464	944		(944)				—
Issuance of common stock in public offering (net of offering costs of $2,664,970)	6,555,000	6,555		37,641,725				37,648,280
Compensation in respect of restricted stock and stock options granted to employees, directors and consultants				5,203,148				5,203,148
Surrender of common stock for tax withholding					27,783	(149,799)		(149,799)
Net loss							(20,478,210)	(20,478,210)
Balance at December 31, 2013	34,336,235	34,336	6	79,658,490	41,309	(234,337)	(39,404,003)	40,054,492

Issuance of common stock in connection with exercise of warrants	1,560,826	1,561		3,555,063				3,556,624
Issuance of common stock in connection with exercise of options	46,000	46		202,354				202,400
Issuance of restricted stock	982,793	983		(983)				—
Forfeiture of restricted stock	(1,000)	(1)		1				—
Issuance of common stock in public offering (net of offering costs of $1,344,440)	2,702,809	2,703		16,788,705				16,791,408
Issuance of common stock in At the Market offering (net of offering costs of $1,101,572)	4,850,055	4,850		48,818,002				48,822,852
Compensation in respect of restricted stock and stock options granted to employees, directors and consultants				21,105,292				21,105,292
Common stock issued in connection with in-licensing agreements	496,530	496		5,349,597				5,350,093
Net loss							(55,781,277)	(55,781,277)
Balance at December 31, 2014	44,974,248	44,974	6	175,476,521	41,309	(234,337)	(95,185,280)	80,101,884

Issuance of common stock in connection with exercise of warrants	2,946,703	2,946		1,064,393				1,067,339
Issuance of common stock in connection with cashless exercise of warrants	2,915	3		(3)				—
Issuance of common stock in connection with conversion of notes payable	522	1		6,924				6,925
Issuance of restricted stock	1,992,535	1,993		(1,993)				—
Forfeiture of restricted stock	(31,166)	(31)		31				—
Issuance of common stock to related party for cash (See Note 9)	114,855	115		749,890				750,005
Issuance of common stock in At-the-Market offering (net of offering costs of $1,310,591)	4,094,498	4,094		66,894,609				66,898,703
Compensation in respect of restricted stock granted to employees, directors and consultants				15,697,092				15,697,092
Net loss							(62,948,646)	(62,948,646)
Balance at December 31, 2015	54,095,110	$54,095	$6	$259,887,464	41,309	$(234,337)	$(158,133,926)	$101,573,302

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Consolidated net loss	$(62,948,646)	$(55,781,277)	$(20,478,210)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Gain on settlement of notes payable	—	(95,427)	—
Noncash stock compensation expense	15,697,092	21,105,292	5,203,148
Noncash stock expense associated with in-licensing agreements	—	5,350,094	—
Impairment of in-process research and development	—	—	2,797,600
Depreciation	15,452	3,931	1,127
Amortization of premium on investment securities	536,142	193,581	975
Change in fair value of notes payable	(56,717)	210,661	(2,414,569)
Changes in assets and liabilities:
Increase in restricted cash	(4,131)	(575,012)	—
(Increase) decrease in other current assets	(3,105,771)	(4,563,067)	229,258
Increase in accrued interest receivable	(100,505)	(58,347)	(27,169)
Increase in other assets	(41,722)	—	—
Increase (decrease) in accounts payable and accrued expenses	5,470,915	(603,377)	4,034,605
Increase (decrease) in interest payable	—	(94,590)	66,506
Decrease in deferred revenue	(152,381)	(152,381)	(152,381)
Net cash used in operating activities	(44,690,272)	(35,059,919)	(10,739,110)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(42,217)	(18,570)	(5,681)
Investment in held-to-maturity securities	(48,993,652)	(18,336,719)	(4,919,871)
Proceeds from maturity of short-term securities	24,350,000	—	—
Net cash used in investing activities	(24,685,869)	(18,355,289)	(4,925,552)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the exercise of warrants	1,067,339	3,556,624	2,280,773
Proceeds from the exercise of options	—	202,400	—
Payment of notes payable	—	(677,778)	—
Proceeds from sale of common stock, net	67,760,517	65,614,260	37,648,280
Deferred financing costs paid	(104,170)	(51,980)	(85,121)
Purchase of treasury stock	—	—	(149,799)
Net cash provided by financing activities	68,723,686	68,643,526	39,694,133

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(652,455)	15,228,318	24,029,471

Cash and cash equivalents at beginning of year	55,713,784	40,485,466	16,455,995

CASH AND CASH EQUIVALENTS AT END OF YEAR	$55,061,329	$55,713,784	$40,485,466

NONCASH TRANSACTIONS
Reclassification of deferred financing costs to additional paid-in capital	$(111,810)	—	—
Conversion of convertible notes payable to common stock	$6,924	—	—

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

LIQUIDITY AND CAPITAL RESOURCES

We have incurred operating losses since our inception, and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of December 31, 2015, we have an accumulated deficit of $158.1 million.

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

As of December 31, 2015, we had $102.4 million in cash and cash equivalents, investment securities, and interest receivable. We currently anticipate that our cash and cash equivalents to be sufficient to fund our anticipated operating cash requirements for more than 24 months from December 31, 2015. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Our common stock is quoted on the Nasdaq Capital Market and trades under the symbol “TGTX.”

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. This update to ASC 606 provides a five-step process to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received in exchange for those goods or services. This update to ASC 606 will also result in enhanced disclosures about revenue, providing guidance for transactions that were not previously addressed comprehensively, and improving guidance for multiple-element arrangements. This update to ASC 606 is effective for us beginning in fiscal 2018. We are currently evaluating the impact of this update on our consolidated financial statements.

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

In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes. This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. This update will become effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The provisions of this standard are not expected to significantly impact the Company.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact the standard may have on its consolidated financial statements and related disclosures.

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

RESTRICTED CASH

We record cash pledged or held in trust as restricted cash. As of December 31, 2015, we have approximately $0.6 million of restricted cash pledged to secure a line of credit as a security deposit for a Desk Agreement (see Note 9).

INVESTMENT SECURITIES

Investment securities at December 31, 2015 and 2014 consist of short-term and long-term government securities. We classify these securities as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.

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

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Prepaid research and development in our consolidated balance sheet includes, among other things, certain fees related to development and manufacturing services. These development and manufacturing agreements often require payments in advance of services performed or goods received. Accordingly, as of December 31, 2015 and 2014, we recorded approximately $7.7 million and $5.8 million, respectively, in prepaid research and development related to such advance agreements.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

In addition, because some of the options, restricted stock and warrants issued to employees, consultants and other third-parties vest upon achievement of certain milestones, the total expense is uncertain. Compensation expense for such awards that vest upon the achievement of milestones is recognized when the achievement of such milestone becomes probable.

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because the Company incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented. The amounts of potentially dilutive securities excluded from the calculation were 7,064,396, 8,890,796 and 10,618,584 at December 31, 2015, 2014 and 2013, respectively. During the years ended December 31, 2015, 2014 and 2013 the Company incurred a net loss, therefore, all of the dilutive securities are excluded from the computation of diluted loss per share.

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

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 2 – CASH AND CASH EQUIVALENTS

The following tables summarize our cash and cash equivalents at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014

Money market funds	$8,265,583	$12,364,537
Checking and bank deposits	46,795,746	43,349,247
Total	$55,061,329	$55,713,784

NOTE 3 – INVESTMENT SECURITIES

We record our investments as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our investment securities at December 31, 2015 and 2014:

	December 31, 2015
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2016 and December 2016) (held-to-maturity)	$22,166,512	$—	$22,822	$22,143,690

Long-term investments:
Obligations of domestic governmental agencies (maturing between January 2017 and December 2017) (held-to-maturity)	25,003,032	—	85,846	24,917,186
Total short-term and long-term investment securities	$47,169,544	$—	$108,668	$47,060,876

	December 31, 2014
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2015 and December 2015) (held-to-maturity)	$23,062,034	$922	$5,806	$23,057,150
Total short-term investment securities	$23,062,034	$922	$5,806	$23,057,150

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

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2015 and 2014, the fair values of cash and cash equivalents, restricted cash, and notes and interest payable, current portion approximate their carrying value.

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

The cumulative liability including accrued and unpaid interest of the 5% Notes was approximately $19.9 million at December 31, 2015 and $19.5 million at December 31, 2014. No payments have been made on the 5% Notes as of December 31, 2015.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

As of December 31, 2013, as a result of expiring intellectual property rights and other factors, it was determined that net product cash flows from AST-726 were unlikely. As we have no other obligations under the 5% Notes aside from the net product cash flows and the conversion feature, the conversion feature was used to estimate the 5% Notes’ fair value as of December 31, 2015 and 2014. The assumptions, assessments and projections of future revenues are subject to uncertainties, difficult to predict, and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our consolidated financial statements.

The following tables provide the fair value measurements of applicable financial liabilities as of December 31, 2015 and 2014:

	Financial liabilities at fair value as of December 31, 2015
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$211,549	$211,549
Totals	$—	$—	$211,549	$211,549

	Financial liabilities at fair value as of December 31, 2014
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$275,190	$275,190
Totals	$—	$—	$275,190	$275,190

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes the changes in Level 3 instruments for the years ended December 31, 2014 and 2015:

Balance at January 1, 2014	$64,529
Interest accrued on face value of 5% Notes	930,701
Change in fair value of Level 3 liabilities	(720,040)
Balance at December 31, 2014	275,190
Interest accrued on face value of 5% Notes	972,736
Conversion of 5% Notes	(6,924)
Change in fair value of Level 3 liabilities	(1,029,453)
Balance at December 31, 2015	$211,549

The change in the fair value of the Level 3 liabilities is reported in other (income) expense in the accompanying consolidated statements of operations.

Nonrecurring Fair Value Measurements

There were no nonrecurring fair value measurements during the year ended December 31, 2015. The following table summarizes the assets measured at fair value on a nonrecurring basis as of December 31, 2013:

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

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

On June 21, 2013, we entered into an At-the-Market Issuance Sales Agreement (the “2013 ATM”) with MLV & Co. LLC (“MLV”) under which we could issue and sell shares of our common stock, having an aggregate offering price of up to $50.0 million, from time to time through MLV, acting as the sales agent. Under the agreement we would pay MLV a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock sold through MLV.

During the year ended December 31, 2014, we sold a total of 4,850,055 shares of common stock under the 2013 ATM for aggregate total gross proceeds of approximately $50.0 million at an average selling price of $10.31 per share. Net proceeds were approximately $48.9 million after deducting commissions and other transactions costs.

In December 2014, we filed a shelf registration statement on Form S-3 (the “2015 S-3”), which was declared effective in January 2015. Under the 2015 S-3, the Company may sell up to a total of $250 million of its securities. In connection with the 2015 S-3, we amended our 2013 At-the-Market Issuance Sales Agreement with MLV (the “2015 ATM”) such that we may issue and sell additional shares of our common stock, having an aggregate offering price of up to $75.0 million, from time to time through MLV, acting as the sales agent. Under the 2015 ATM we pay MLV a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock sold through MLV.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

During the year ended December 31, 2015, we sold a total of 4,094,498 shares of common stock under the 2015 ATM for aggregate total gross proceeds of approximately $68.2 million at an average selling price of $16.66 per share, resulting in net proceeds of approximately $67.0 million after deducting commissions and other transaction costs.

We currently have two shelf registration statements on Form S-3 filed and declared effective by the SEC (File No. 333-189015 and File No. 333-201339). After deducting shares already sold, approximately $248 million of common stock remains available for sale under these shelf registration statements. We may offer the securities under our shelf registration statements from time to time in response to market conditions or other circumstances if we believe such a plan is in the best interests of our stockholders. We believe that these shelf registration statements provide us with the flexibility to raise additional capital to finance our operations as needed.

Treasury Stock

As of December 31, 2015 and 2014, 41,309 shares of common stock are being held in Treasury, at a cost of approximately $234,000, representing the fair market value on the date the shares were surrendered to the Company to satisfy employee tax obligations.

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

An amendment to the 2012 Incentive Plan was approved by stockholders in June 2015. Pursuant to this amendment, 6,000,000 shares were added to the 2012 Incentive Plan. As of December 31, 2015, no options were outstanding and up to an additional 4,164,631 shares may be issued under the 2012 Incentive Plan.

Stock Options

The following table summarizes stock option activity for the years ended December 31, 2015, 2014 and 2013:

	Number of shares	Weighted- average exercise price	Weighted- average contractual term	Aggregate intrinsic value
			(in years)
Outstanding at January 1, 2013	46,904	$61.08	9.44
Granted	—	—
Exercised	—	—
Forfeited	(313)	2,249.85
Expired	—	—
Outstanding at December 31, 2013	46,591	46.37	8.50	$—
Granted	—	—
Exercised	(46,000)	4.40
Forfeited	—	—
Expired	(397)	4,457.57
Outstanding at December 31, 2014	194	971.70	3.50	$—
Granted	—	—
Exercised	—	—
Forfeited	(152)	463.32
Expired	(42)	2,811.53
Outstanding at December 31, 2015	—	$—	—	$—

Exercisable at December 31, 2015	—	$—	—	$—

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2015, there are no unvested option awards and no unrecognized compensation cost related option awards.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted share activity for the years ended December 31, 2015, 2014 and 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	6,614,243	$4.49
Granted	944,464	4.13
Vested	(523,750)	2.48
Forfeited	—	—
Outstanding at December 31, 2013	7,034,957	4.60
Granted	982,793	13.55
Vested	(1,616,749)	6.53
Forfeited	(1,000)	6.60
Outstanding at December 31, 2014	6,400,001	5.86
Granted	1,992,535	12.89
Vested	(1,001,455)	5.04
Forfeited	(31,166)	16.76
Outstanding at December 31, 2015	7,359,915	$7.83

Total expense associated with restricted stock grants was $15,697,092, $20,726,512 and $5,146,743 during the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, there was approximately $22.9 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 2.2 years. This amount does not include, as of December 31, 2015, 411,172 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones; and 2,371,167 shares of restricted stock outstanding issued to non-employees. Milestone-based non-cash compensation expense will be measured and recorded if and when a milestone becomes probable. The expense for non-employee shares is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date.

Warrants

The following table summarizes warrant activity for the years ended December 31, 2015, 2014 and 2013:

	Warrants	Weighted- Average exercise price	Aggregate intrinsic value
Outstanding at January 1, 2013	6,781,007	$1.58	$14,563,539
Issued	—	—
Exercised	(1,018,068)	2.25
Expired	(43,992)	16.26
Outstanding at December 31, 2013	5,718,947	1.34	$14,809,030
Issued	—	—
Exercised	(1,560,826)	2.28
Expired	(9,893)	20.74
Outstanding at December 31, 2014	4,148,228	0.94	$61,792,184
Issued	—	—
Exercised	(2,950,115)	0.36
Expired	(11,364)	2.25
Outstanding at December 31, 2015	1,186,749	$2.37	$11,341,452

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Stock-Based Compensation

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The Company did not grant any stock options during the years ended December 31, 2015, 2014 and 2013.

The following table summarizes stock-based compensation expense information about stock options and restricted stock for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013

Stock-based compensation expense associated with restricted stock	$15,697,092	$20,726,512	$5,146,743
Stock-based compensation expense associated with stock options	—	378,780	56,405
	$15,697,092	$21,105,292	$5,203,148

NOTE 6 – NOTES PAYABLE

The following is a summary of notes payable:

	December 31, 2015			December 31, 2014
	Current portion, net	Non- current portion, net	Total	Current portion, net	Non- current portion, net	Total
Convertible 5% Notes Payable	$211,549	$-	$211,549	$275,190	$-	$275,190
Totals	$211,549	$-	$211,549	$275,190	$-	$275,190

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

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The cumulative liability including accrued and unpaid interest of these notes was approximately $19.9 million at December 31, 2015 and $19.5 million at December 31, 2014. No payments have been made on the 5% Notes as of December 31, 2015.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments (See Note 4 for further details).

NOTE 7 – INCOME TAXES

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and the overall prospects of our business. Based upon management's assessment of all available evidence, we believe that it is more-likely-than-not that the deferred tax assets will not be realizable, and therefore, a valuation allowance has been established. The valuation allowance for deferred tax assets was approximately $86,359,000, $69,084,000 and $46,283,000 as of December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, we have U.S. net operating loss carryforwards (“NOLs”) of approximately $195,895,000. For income tax purposes, these NOLs will expire in various amounts through 2035. The Tax Reform Act of 1986 contains provisions which limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests. The Exchange Transaction with TG Bio may have resulted in a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended. Additionally, stock issuance activities may have resulted in a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended. Accordingly, a substantial portion of the Company’s NOLs above may be subject to annual limitations in reducing any future year’s taxable income.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are presented below.

	2015	2014
Deferred tax assets (liabilities):
Net operating loss carryforwards	$68,700,379	$52,350,293
Research and development credit	4,962,298	3,358,934
Noncash compensation	12,087,968	12,417,815
Acquired in-process research and development	—	—
Foreign tax credit	—	—
Other	608,205	956,727
Deferred tax asset, excluding valuation allowance	86,358,850	69,083,769

Less valuation allowance	(86,358,850)	(69,083,769)
Net deferred tax assets	$—	$—

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

There was no current or deferred income tax expense for the year ended December 31, 2015. Income tax expense differed from amounts computed by applying the US Federal income tax rate of 34% to pretax loss as follows:

	For the year ended December 31,
	2015	2014	2013

Loss before income taxes, as reported in the consolidated statements of operations	$(62,948,646)	$(55,781,277)	$(20,478,210)

Computed “expected” tax benefit	$(21,402,540)	$(18,965,634)	$(6,962,592)

Increase (decrease) in income taxes resulting from:
Expected benefit from state and local taxes	(672,306)	(2,533,156)	(917,810)
Research and development credits	(1,603,364)	(1,092,767)	(250,000)
Other	566,310	35,459	43,026
Permanent difference related to contingent note payable	—	(244,814)	(1,924,558)
Impact of change in state tax rates on deferred taxes	5,836,819	—	—
Change in the balance of the valuation allowance for deferred tax assets	17,275,081	22,800,912	10,011,934
	$—	$—	$—

We file income tax returns in the U.S. Federal and various state and local jurisdictions. With certain exceptions, the Company is no longer subject to U.S. Federal and state income tax examinations by tax authorities for years prior to 2011. However, NOLs and tax credits generated from those prior years could still be adjusted upon audit.

The Company recognizes interest and penalties to uncertain tax position in income tax expense in the statement of operations. There was no accrual for interest and penalties related to uncertain tax positions for 2015 and 2014. We do not believe that there will be a material change in our unrecognized tax positions over the next twelve months. All of the unrecognized tax benefits, if recognized, would be offset by the valuation allowance.

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

 Michael Weiss, our Executive Chairman, Interim CEO and President is also the Executive Vice Chairman of Fortress and the Executive Chairman of Checkpoint (See Note 9).

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

An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $152,000 for each of the years ended December 31, 2015, 2014 and 2013, and, at December 31, 2015, 2014 and 2013, have deferred revenue of approximately $1,524,000, $1,676,000 and $1,829,000, respectively, associated with this $2,000,000 payment (approximately $152,000 of which has been classified in current liabilities at December 31, 2015).

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

In connection with the LFB License Agreement, LFB Group maintained the right to purchase at least $750,000 in additional shares of common stock at a purchase price per share as defined in a November 2012 securities exchange agreement. Accordingly, in February 2015, LFB Group purchased 114,855 shares of our common stock at a price of $6.53 per share for net proceeds of $750,000. In May 2015, LFB Group exercised its warrant to purchase 2,500,000 shares of common stock at a purchase price of $0.001 per share.

Under the terms of the LFB License Agreement, we utilize LFB Group for certain development and manufacturing services. We incurred approximately $9,300,000, $5,200,000 and $6,300,000 in expenses for such services during the years ended December 31, 2015, 2014 and 2013, respectively, which have been included in other research and development expenses in the accompanying consolidated statements of operations. As of December 31, 2015, and 2014, we had approximately $2.1 million and $0.1 million, respectively, recorded in accounts payable related to the LFB License Agreement. In conjunction with the development and manufacturing services discussed above, certain agreements between us and LFB Group require payments in advance of services performed or goods delivered. Accordingly, as of December 31, 2015 and 2014, we recorded $3.0 million and $1.9 million, respectively, in prepaid research and development for such advance payments.

Other Parties

In March 2014, we entered into a shared services agreement (the “Opus Shared Services Agreement”) with Opus Point Partners Management, LLC (“Opus”) in which the parties agreed to share a rented facility and costs for certain other services.  Michael S. Weiss, our Executive Chairman and Interim Chief Executive Officer, is a Managing Member of Opus. During the years ended December 31, 2015 and 2014, we incurred expenses of approximately $0.3 million and $0.1 million, respectively, principally for rent, related to this Opus Shared Services Agreement. As of December 31, 2015 and 2014, we had approximately $0.1 million and $0.02 million, respectively, recorded in accounts payable related to this Opus Shared Services Agreement.

As discussed in Note 8 above, in connection with the licensing agreement with Ligand, Opus Point Partners, LLC, who identified the opportunity and advised us on the transaction, will be entitled to receive a 1% royalty for annual sales of up to $1 billion.

As discussed in Note 8 above, with regard to the Collaboration with Checkpoint, our Executive Chairman and Interim Chief Executive Officer is also the Executive Vice Chairman of Fortress and the Executive Chairman of Checkpoint. In addition, Mr. Weiss holds equity interests in TG, Fortress and Checkpoint.

On October 3, 2014, we entered into a Desk Space Agreement (the “Desk Agreement”) with Fortress, to occupy approximately 40% of the New York City office space recently leased by Fortress. This Desk Agreement requires us to pay our respective share of the average annual rent and other costs of the 15 year lease. We approximate an average annual rental obligation of $1.1 million under the Desk Agreement. Fortress does not expect to take possession of the space until early 2016.

In connection with the Desk Agreement, we paid approximately $0.1 million in advance rent, which is recorded in other current assets in the accompanying consolidated balance sheets as of December 31, 2015 and December 31, 2014. During the year ended December 31, 2015, we incurred expenses of approximately $0.2 million, principally for our share of project management services, related to this agreement, of which $0.1 million was recorded in accounts payable. Also in connection with this lease, in October 2014 we pledged $0.6 million to secure a line of credit as a security deposit for the Desk Agreement, which has been recorded as Restricted Cash in the accompanying consolidated balance sheets.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In July 2015, we entered into a Shared Services Agreement (the “Shared Services Agreement”) with Fortress to share the cost of certain services such as facilities use, shared personnel costs and other shared overhead and administrative costs. This Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $0.1 million for shared services as of December 31, 2015, which included only costs for shared personnel costs.

On September 1, 2015, we paid $25,000 to Checkpoint as an option fee for the exclusive right to enter into a collaboration for certain additional compounds licensed by Checkpoint. The option has not been exercised as of December 31, 2015. As of December 31, 2015, we had approximately $0.3 million recorded in accounts payable related to a sponsored research agreement.

For the year ended December 31, 2015, we incurred expenses of approximately $23,000 to AOI Communications, L.P. for manuscript services related to TG-1101. Our Executive Chairman and Interim Chief Executive Officer is the owner of AOI Communications, L.P.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2015, we have known contractual obligations, commitments and contingencies of $16.3 million related to our operating lease obligations.

(in thousands)	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations
Operating leases	$16,335	$128	$1,947	$1,992	$12,268
Total	$16,335	$128	$1,947	$1,992	$12,268

Leases

On October 3, 2014, we entered into a Desk Agreement with Fortress, to occupy approximately 40% of the New York City office space recently leased by Fortress. This Desk Agreement requires us to pay our respective share of the average annual rent and other costs of the 15 year lease. We approximate an average annual rental obligation of $1.1 million under the Desk Agreement. Fortress does not expect to take possession of the space until early 2016.

Total rental expense was approximately $0.3 million, $0.1 million and $0.01 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Future minimum lease commitments as of December 31, 2015, in the aggregate total approximately $16.3 million through December 31, 2031. The preceding table shows future minimum lease commitments, which include our office leases in New York, North Carolina and Tennessee, by period as of December 31, 2015.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 11 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	3 Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015

License revenue	$38,095	$38,095	$38,096	$38,095

Total costs and expenses	14,640,946	17,149,675	13,863,680	17,678,096

Net loss	$(14,577,735)	$(17,103,183)	$(13,655,916)	$(17,611,812)

Basic and diluted net loss per common share	$(0.35)	$(0.38)	$(0.28)	$(0.37)

	3 Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014

License revenue	$38,095	$38,095	$38,096	$38,095

Total costs and expenses	7,643,220	11,993,592	17,477,442	18,759,219

Net loss	$(7,547,249)	$(11,986,430)	$(17,451,169)	$(18,796,429)

Basic and diluted net loss per common share	$(0.25)	$(0.36)	$(0.51)	$(0.48)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2016

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant on March 15, 2016, and in the capacities indicated:

Signatures	Title

/s/ Michael S. Weiss Michael S. Weiss	Executive Chairman, Interim Chief Executive Officer and President (principal executive officer)
/s/ Sean A. Power Sean A. Power	Chief Financial Officer (principal financial and accounting officer)
/s/ Laurence N. Charney Laurence N. Charney	Director
/s/ Yann Echelard Yann Echelard	Director
/s/ Kenneth Hoberman Kenneth Hoberman	Director
/s/ Daniel Hume Daniel Hume	Director
/s/ William J. Kennedy William J. Kennedy	Director
/s/ Mark Schoenebaum, M.D. Mark Schoenebaum, M.D.	Director

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-K for the period ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).