Form 10-Q
period 2016-03-31
TG THERAPEUTICS, INC.
filed 2016-05-10
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number 000-30929

TG THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3898269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Gansevoort Street, 9th Floor

New York, New York 10014

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

Yes ☐ No ☒

There were 54,339,123 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 5, 2016.

TG THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,478,420	$55,061,329
Short-term investment securities	22,224,258	22,166,512
Interest receivable	164,106	186,021
Prepaid research and development	10,979,437	9,151,142
Other current assets	730,523	308,327
Total current assets	70,576,744	86,873,331
Restricted cash	580,151	579,143
Long-term investment securities	26,458,226	25,003,032
Prepaid rent	1,151,163	—
Property, plant and equipment, net	323,003	47,122
Goodwill	799,391	799,391
Other assets	173,841	171,182
Total assets	$100,062,519	$113,473,201

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$8,139,440	$9,346,068
Accrued compensation	449,126	818,472
Current portion of deferred revenue	152,381	152,381
Notes payable	152,917	211,549
Total current liabilities	8,893,864	10,528,470
Deferred rent	389,554	—
Deferred revenue, net of current portion	1,333,333	1,371,429
Total liabilities	10,616,751	11,899,899
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share (10,000,000 shares authorized, none issued and outstanding as of March 31, 2016 and December 31, 2015)	—	—
Common stock, $0.001 par value per share (150,000,000 shares authorized, 54,118,722 and 54,095,110 shares issued, 54,077,413 and 54,053,801 shares outstanding at March 31, 2016 and December 31, 2015, respectively)	54,119	54,095
Contingently issuable shares	6	6
Additional paid-in capital	261,608,568	259,887,464
Treasury stock, at cost, 41,309 shares at March 31, 2016 and December 31, 2015	(234,337)	(234,337)
Accumulated deficit	(171,982,588)	(158,133,926)
Total stockholders’ equity	89,445,768	101,573,302
Total liabilities and stockholders’ equity	$100,062,519	$113,473,201

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2016	2015

License revenue	$38,095	$38,095

Costs and expenses:
Research and development:
Noncash compensation	386,925	1,337,908
Other research and development	11,230,415	8,279,431
Total research and development	11,617,340	9,617,339

General and administrative:
Noncash compensation	1,312,040	4,019,120
Other general and administrative	1,100,871	1,004,487
Total general and administrative	2,412,911	5,023,607

Total costs and expenses	14,030,251	14,640,946

Operating loss	(13,992,156)	(14,602,851)

Other (income) expense:
Interest income	(84,862)	(22,132)
Interest expense	242,405	237,657
Change in fair value of notes payable	(301,037)	(240,641)
Total other income	(143,494)	(25,116)

Net loss	$(13,848,662)	$(14,577,735)

Basic and diluted net loss per common share	$(0.28)	$(0.35)

Weighted average shares used in computing basic and diluted net loss per common share	48,908,278	41,088,752

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common stock		Contingently issuable	Additional paid-in	Treasury Stock		Accumulated
	Shares	Amount	shares	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2016	54,095,110	$54,095	$6	$259,887,464	41,309	$(234,337)	$(158,133,926)	$101,573,302
Issuance of common stock in connection with exercise of warrants	9,612	10		22,153				22,163
Issuance of restricted stock	14,000	14		(14)				—
Compensation in respect of restricted stock granted to employees, directors and consultants				1,698,965				1,698,965
Net loss							(13,848,662)	(13,848,662)
Balance at March 31, 2016	54,118,722	$54,119	$6	$261,608,568	41,309	$(234,337)	$(171,982,588)	$89,445,768

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,848,662)	$(14,577,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock compensation expense	1,698,965	5,357,028
Depreciation	6,380	2,419
Amortization of premium on investment securities	128,329	80,597
Deferred rent	389,554	—
Change in fair value of notes payable	(58,632)	(2,984)
Changes in assets and liabilities:
Increase in restricted cash	(1,008)	(1,060)
Increase in other current assets	(2,250,490)	(4,159,055)
Increase in prepaid rent	(1,151,163)	—
Decrease (increase) in accrued interest receivable	21,915	(4,194)
Decrease in other assets	5,341	25,913
(Decrease) increase in accounts payable and accrued expenses	(1,575,974)	4,434,813
Decrease in deferred revenue	(38,096)	(38,095)
Net cash used in operating activities	(16,673,541)	(8,882,353)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(282,261)	(6,883)
Investment in held-to-maturity securities	(10,641,270)	—
Proceeds from maturity of short-term securities	9,000,000	3,850,000
Net cash (used in) provided by investing activities	(1,923,531)	3,843,117

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrants	22,163	408,286
Proceeds from sale of common stock, net	—	34,941,049
Financing costs	(8,000)	(19,438)
Net cash provided by financing activities	14,163	35,329,897

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,582,909)	30,290,661

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,061,329	55,713,784

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,478,420	$86,004,445

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Unless the context requires otherwise, references in this report to “TG,” the “Company,” “we,” “us” and “our” refer to TG Therapeutics, Inc. (formerly known as Manhattan Pharmaceuticals, Inc., or Manhattan) and our subsidiaries.

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015. The accompanying condensed December 31, 2015 balance sheet has been derived from these statements. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Liquidity and Capital Resources

We have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and, may never become profitable. As of March 31, 2016, we have an accumulated deficit of approximately $172.0 million.

Our major sources of cash have been proceeds from the private placement and public offering of equity securities. We have not yet commercialized any of our drug candidates and cannot be sure if we will ever be able to do so. Even if we commercialize one or more of our drug candidates, we may not become profitable. Our ability to achieve profitability depends on many factors, including our ability to obtain regulatory approval for our drug candidates; successfully completing any post-approval regulatory obligations; and successfully commercializing our drug candidates alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

As of March 31, 2016, we had approximately $85.3 million in cash, cash equivalents, investment securities, and interest receivable. We anticipate that our cash and cash equivalents and investments will be sufficient to fund our anticipated operating cash requirements for more than 24 months from March 31, 2016. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current strategic plan, including the commercialization of any of our drug candidates.

Our common stock is listed on the Nasdaq Capital Market and trades under the symbol “TGTX.”

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, “Simplifying the Accounting for Share-Based Payments” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The provisions of this standard are not expected to significantly impact the Company.

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

Restricted Cash

We record cash pledged or held in trust as restricted cash. As of March 31, 2016 and December 31, 2015, we have approximately $0.6 million of restricted cash pledged to secure a line of credit as a security deposit for an Office Agreement (see Note 8).

Investment Securities

Investment securities at March 31, 2016 and December 31, 2015 consist of short-term and long-term government securities. We classify these securities as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.

A decline in the market value of any investment security below cost, that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security is established. Other-than-temporary impairment charges would be included in interest and other (income) expense, net. Dividend and interest income are recognized when earned.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and long-term investments. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At times, such amounts may exceed federally-insured limits.

Revenue Recognition

We recognize license revenue in accordance with the revenue recognition guidance of the FASB Accounting Standards Codification (or “Codification”). We analyze each element of our licensing agreement to determine the appropriate revenue recognition. The terms of the license agreement may include payments to us of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. We recognize revenue from upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. We recognize milestone payments as revenue upon the achievement of specified milestones only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract.

Research and Development Costs

Generally, research and development costs are expensed as incurred. Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. We make estimates of costs incurred in relation to external clinical research organizations, or CROs, and clinical site costs. We analyze the progress of clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of the amount expensed and the related prepaid asset and accrued liability. Significant judgments and estimates must be made and used in determining the accrued liability balance and expense in any accounting period. We review and accrue CRO expenses and clinical trial study expenses based on work performed and rely upon estimates of those costs applicable to the stage of completion of a study. Accrued CRO costs are subject to revisions as such trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. With respect to clinical site costs, the financial terms of these agreements are subject to negotiation and vary from contract to contract. Payments under these contracts may be uneven, and depend on factors such as the achievement of certain events, the successful recruitment of patients, the completion of portions of the clinical trial or similar conditions. The objective of our policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical site costs are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

Prepaid research and development in our consolidated balance sheets includes, among other things, certain costs related to development and manufacturing services. These development and manufacturing agreements often require payments in advance of services performed or goods received. Accordingly, as of March 31, 2016 and December 31, 2015, we recorded approximately $9.8 million and $7.7 million of prepaid development and manufacturing services, respectively, in prepaid research and development related to such advance agreements.

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

We, and our subsidiaries, file income tax returns in the U.S. Federal jurisdiction and in various states. We have tax net operating loss carryforwards that are subject to examination for a number of years beyond the year in which they were generated for tax purposes. Since a portion of these net operating loss carryforwards may be utilized in the future, many of these net operating loss carryforwards will remain subject to examination. We recognize interest and penalties, if any, related to uncertain income tax positions in income tax expense.

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

In addition, because some of the options, restricted stock and warrants issued to employees, consultants and other third-parties vest upon achievement of certain milestones, the total expense is uncertain. Compensation expense for such awards that vest upon the achievement of milestones is recognized when the achievement of such milestones becomes probable.

Basic and Diluted Net Loss Per Common Share

Basic net loss per share of our common stock is calculated by dividing net loss applicable to the common stock by the weighted-average number of our common stock outstanding for the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because we incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented. The amounts of potentially dilutive securities excluded from the calculation were 6,869,500 and 8,382,986 at March 31, 2016 and 2015, respectively. The following outstanding shares of common stock equivalents were excluded from the computation of net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2016	2015
Unvested restricted stock	5,674,415	4,405,834
Warrants	1,177,137	3,959,416
Shares issuable upon note conversion	17,948	17,584
Options	—	152
Total	6,869,500	8,382,986

Long-Lived Assets and Goodwill

Long-lived assets are reviewed for potential impairment when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists, a triggering event, comprises measurable operating performance criteria as well as qualitative measures. If an analysis is necessitated by the occurrence of a triggering event, we make certain assumptions in determining the impairment amount. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized.

Goodwill is reviewed for impairment annually, or earlier when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. We will continue to perform impairment tests annually, at December 31, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable.

NOTE 2 – CASH AND CASH EQUIVALENTS

The following tables summarize our cash and cash equivalents at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Money market funds	$6,841,860	$8,265,583
Checking and bank deposits	29,636,560	46,795,746
Total	$36,478,420	$55,061,329

NOTE 3 – INVESTMENT SECURITIES

Our investments as of March 31, 2016 and December 31, 2015 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our investment securities at March 31, 2016 and December 31, 2015:

	March 31, 2016
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between April 2016 and March 2017) (held-to-maturity)	$22,224,258	$3,012	$2,191	$22,225,079

Long-term investments:
Obligations of domestic governmental agencies (maturing between April 2017 and January 2018) (held-to-maturity)	26,458,226	48,451	4,828	26,501,849
Total short-term and long-term investment securities	$48,682,484	$51,463	$7,019	$48,726,928

	December 31, 2015
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2016 and December 2016) (held-to-maturity)	$22,166,512	$—	$22,822	$22,143,690

Long-term investments:
Obligations of domestic governmental agencies (maturing between January 2017 and December 2017) (held-to-maturity)	25,003,032	—	85,846	24,917,186
Total short-term and long-term investment securities	$47,169,544	$—	$108,668	$47,060,876

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

As of March 31, 2016 and December 31, 2015, the fair values of cash and cash equivalents, restricted cash, and notes and interest payable, current portion approximate their carrying value.

At the time of our merger (we were then known as Manhattan Pharmaceuticals, Inc. (“Manhattan”)) with Ariston Pharmaceuticals, Inc. (“Ariston”) in March 2010, Ariston issued $15.5 million of five-year 5% notes payable (the “5% Notes”) in satisfaction of several note payable issuances.  The 5% Notes and accrued and unpaid interest thereon are convertible at the option of the holder into common stock at the conversion price of $1,125 per share.  Ariston agreed to make quarterly payments on the 5% Notes equal to 50% of the net product cash flow received from the exploitation or commercialization of Ariston’s product candidates, AST-726 and AST-915.  We have no obligations under the 5% Notes aside from (a) 50% of the net product cash flows from Ariston’s product candidates, if any, payable to noteholders; and (b) the conversion feature, discussed above.

The cumulative liability including accrued and unpaid interest of the 5% Notes was approximately $20.2 million at March 31, 2016 and $19.9 million at December 31, 2015. No payments have been made on the 5% Notes as of March 31, 2016.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

As of December 31, 2013, as a result of expiring intellectual property rights and other factors, it was determined that net product cash flows from AST-726 were unlikely. As we have no other obligations under the 5% Notes aside from the net product cash flows and the conversion feature, the conversion feature was used to estimate the 5% Notes’ fair value as of March 31, 2016 and December 31, 2015. The assumptions, assessments and projections of future revenues are subject to uncertainties, difficult to predict, and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our condensed consolidated financial statements.

The following tables provide the fair value measurements of applicable financial liabilities as of March 31, 2016 and December 31, 2015:

	Financial liabilities at fair value as of March 31, 2016
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$152,917	$152,917
Total	$—	$—	$152,917	$152,917

	Financial liabilities at fair value as of December 31, 2015
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$211,549	$211,549
Total	$—	$—	$211,549	$211,549

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

The following table summarizes the changes in Level 3 instruments during the three months ended March 31, 2016:

Fair value at December 31, 2015	$211,549
Interest accrued on face value of 5% Notes	242,405
Change in fair value of Level 3 liabilities	(301,037)
Fair value at March 31, 2016	$152,917

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

Equity Incentive Plans

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (“2012 Incentive Plan”) was approved by stockholders in June 2015. As of March 31, 2016, no options were outstanding and up to an additional 4,150,631 shares may be issued under the 2012 Incentive Plan.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted share activity for the three months ended March 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	7,359,915	$7.83
Granted	14,000	9.43
Vested	(199,499)	8.37
Forfeited	—	—
Outstanding at March 31, 2016	7,174,416	$7.81

Total expense associated with restricted stock grants was approximately $1.7 million and $5.4 million during the three months ended March 31, 2016 and 2015. As of March 31, 2016, there was approximately $20.8 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 2.0 years. This amount does not include, as of March 31, 2016, 411,172 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones; and 2,343,292 shares of restricted stock outstanding issued to non-employees, the expense for which is determined each reporting period at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date.

Warrants

The following table summarizes warrant activity for the three months ended March 31, 2016:

	Warrants	Weighted- average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2015	1,186,749	$2.37	$11,341,452
Issued	—	—
Exercised	(9,612)	2.30
Expired	—	—
Outstanding at March 31, 2016	1,177,137	$2.37	$7,234,896

Stock-Based Compensation

We did not grant any stock options during the three months ended March 31, 2016 and 2015.

The following table summarizes stock-based compensation expense information about restricted stock for the three months ended March 31, 2016 and 2015, respectively:

	Three months ended March 31, 2016	Three months ended March 31, 2015
Stock-based compensation expense associated with restricted stock	$1,698,965	$5,357,028
Stock-based compensation expense associated with option grants	—	—
	$1,698,965	$5,357,028

NOTE 6 – NOTES PAYABLE

The following is a summary of notes payable:

	March 31, 2016			December 31, 2015
	Current portion, net	Non- current portion, net	Total	Current portion, net	Non- current portion, net	Total
Convertible 5% Notes Payable	$152,917	$-	$152,917	$211,549	$-	$211,549
Total	$152,917	$-	$152,917	$211,549	$-	$211,549

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

The cumulative liability including accrued and unpaid interest of these notes was approximately $20.2 million at March 31, 2016 and $19.9 million at December 31, 2015. No payments have been made on the 5% Notes as of March 31, 2016.

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

An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $38,000 for each of the three months ended March 31, 2016 and 2015 and, at March 31, 2016 and December 31, 2015, have deferred revenue of approximately $1.5 million associated with this $2.0 million payment (approximately $0.2 million of which has been classified in current liabilities at March 31, 2016 and December 31, 2015).

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

Under the terms of the LFB License Agreement, we utilize LFB Group for certain development and manufacturing services. We did not incur any such expenses during the three months ended March 31, 2016 as compared to $161,000 in expenses for these services during the three months ended March 31, 2015, which have been included in other research and development expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2016 and December 31, 2015, we had approximately $0.1 million and $2.1 million, respectively, recorded in accounts payable related to the LFB License Agreement. In conjunction with the development and manufacturing services discussed above, certain agreements between us and LFB Group require payments in advance of services performed or goods delivered. Accordingly, as of March 31, 2016 and December 31, 2015, we recorded approximately $4.4 million and $3.0 million, respectively, in prepaid research and development for such advance payments.

Other Parties

In March 2014, we entered into a shared services agreement (the “Opus Shared Services Agreement”) with Opus Point Partners Management, LLC (“Opus”) in which the parties agreed to share the costs of a rented facility and certain other services.  Our Executive Chairman and Interim Chief Executive Officer is a Managing Member of Opus. During the three months ended March 31, 2016, we incurred expenses of approximately $0.1 million, principally for rent, related to this agreement. As of March 31, 2016, we had approximately $0.1 million recorded in accounts payable related to this Opus Shared Services Agreement.

In October 2014, we entered into an agreement (the “Office Agreement”) with Fortress Biotech, Inc. (“Fortress”), to occupy approximately 45% of the 24,000 square feet of New York City office space leased by Fortress, which is now our corporate headquarters. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.1 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. Mr. Weiss, our Executive Chairman and Interim CEO, is also Executive Vice Chairman of Fortress.

In connection with the Office Agreement, we paid approximately $0.1 million in advance rent, which is recorded in other current assets in the accompanying condensed consolidated balance sheets as of March 31. 2016 and December 31, 2015. During the three months ended March 31, 2016, we agreed to pay Fortress $1.2 million upfront prepaid rent for use of the assets, which have been allocated to us at the 45% rate mentioned above. The allocated build-out costs have been recorded in Prepaid Rent and will be amortized over the 15-year term of the Office Agreement. After an initial commitment period of three (3) years, Fortress will assess actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. As of March 31. 2016, we had approximately $1.0 million recorded in accounts payable related to the upfront prepaid rent. Also in connection with this lease, in October 2014 we pledged $0.6 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying condensed consolidated balance sheets.

In July 2015, we entered into a Shared Services Agreement (the “Shared Services Agreement”) with Fortress to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. This Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $0.1 million for shared services for the three months ended March 31, 2016.

In March 2015, we entered into a Global Collaboration Agreement (the “Collaboration”) with Checkpoint Therapeutics, Inc. (“Checkpoint”), a subsidiary of Fortress, for the development and commercialization of Checkpoint’s anti-PD-L1 and anti-GITR antibody research programs. As of March 31, 2016, we had approximately $0.1 million recorded in accounts payable related to certain shared costs under the collaboration. Mr. Weiss is also the Executive Chairman of Checkpoint.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to March 31, 2016, we sold an aggregate of 212,914 shares of common stock pursuant to our At-the-Market Issuance Sales Agreement (the “ATM”) for total gross proceeds of approximately $2.2 million at an average selling price of $10.12 per share, resulting in net proceeds of approximately $2.1 million after deducting commissions and other transaction costs.

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

You should read the following discussion and analysis in conjunction with the unaudited condensed consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

TG-1101 (ublituximab)

Overview

TG-1101 (ublituximab) is a chimeric, glycoengineered monoclonal antibody that targets a unique epitope on the CD20 antigen found on the surface of B-lymphocytes developed to aid in the depletion of circulating B-cells. We hold exclusive worldwide rights to develop and commercialize TG-1101 for all indications, except for the territories of France and Belgium which have been retained by LFB Biotechnologies, and South Korea and Southeast Asia which were licensed by us to Ildong in November 2012.

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

In oncology settings, anti-CD20 therapy is generally used in combination with other anti-cancer agents where it demonstrates maximum activity as opposed to single agent usage. As a result, subsequent clinical development for TG-1101 has focused on combination therapy. Currently, our priority combination trials for TG-1101 are:

•	The GENUINE Trial – a randomized controlled Phase 3 trial evaluating TG-1101 in combination with ibrutinib, for previously treated CLL patients with high risk cytogenetics;
•	The UNITY-CLL Trial – a randomized controlled Phase 3 trial evaluating TG-1101 in combination with TGR-1202, the Company’s development stage PI3K delta inhibitor, for patients with front line and previously treated CLL; and
•	TG-1101 + TGR-1202 + Pembrolizumab for patients with CLL.

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

Pre-Clinical Update TGR-1202

In April 2016, at the American Association for Cancer Research (AACR) Annual Meeting 2016, in New Orleans, Louisiana the Company presented pre-clinical data describing the differential regulation of human T-cells by TGR-1202 in a poster presentation.

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

Data from this ongoing Phase I study was most recently presented at the 57th Annual American Society of Hematology (ASH) meeting held in December 2015.

TGR-1202 in Combination with obinutuzumab and chlorambucil in patients with CLL

In March 2014, the Company initiated a Phase I/Ib, open label, multi-center, clinical trial of TGR-1202 in combination with obinutuzumab and chlorambucil in patients with CLL, both treatment naïve and relapsed. The study entitled TGR-GA-106, "A Multi-center Phase I/Ib Study Evaluating the Efficacy and Safety of TGR-1202, a Novel PI3K Delta Inhibitor, in Combination with Obinutuzumab and Chlorambucil in Patients with Chronic Lymphocytic Leukemia (CLL)," is being led by Dr. Daruka Mahadevan of the West Clinic in Memphis, TN. As of February 2016, this study has completed enrollment.

Data from the study was presented at the 57th Annual American Society of Hematology (ASH) meeting held in December 2015.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2016 and 2015

License Revenue. License revenue was $38,095 for each of the three months ended March 31, 2016 and 2015. License revenue is related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $386,925 for the three months ended March 31, 2016, as compared to $1,337,908 during the comparable period in 2015. The decrease in noncash compensation expense was primarily related to milestone-based vesting of restricted stock grants to personnel that occurred during the period ended March 31, 2015 and a decrease in the measurement date fair value of certain consultant restricted stock during the period ended March 31, 2016.

Other Research and Development Expenses. Other research and development expenses increased by $2,950,984 to $11,230,415 for the three months ended March 31, 2016, as compared to $8,279,431 for the three months ended March 31, 2015. The increase was mainly due to an increase in manufacturing and clinical trial expenses related to TGR-1202 of $2.0 million, partially offset by a decrease in manufacturing and clinical trial expenses related to TG-1101 of $0.7 million during the three months ended March 31, 2016. We expect our other research and development costs to increase for the remainder of 2016 as the enrollment of Phase 3 clinical trials increases and we prepare for launch.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants decreased by $2,707,080 to $1,312,040 for the three months ended March 31, 2016, as compared to $4,019,120 for the three months ended March 31, 2015. The decrease in noncash compensation expense was primarily related to a decrease in the measurement date fair value of certain consultant restricted stock during the period ended March 31, 2016.

Other General and Administrative Expenses. Other general and administrative expenses increased by $96,384 to $1,100,871 for the three months ended March 31, 2016, as compared to $1,004,487 for the three months ended March 31, 2015. The increase was due primarily to increased personnel and other general and administrative costs. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2016.

Other (Income) Expense. Other income increased by $118,378 to $143,494 for the three months ended March 31, 2016, as compared to $25,116 for the three months ended March 31, 2015. The increase is mainly due to an increase in interest income for the three months ended March 31, 2016.

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

As of March 31, 2016, we had approximately $85.3 million in cash and cash equivalents, investment securities, and interest receivable.

We anticipate that our cash and cash equivalents as of March 31, 2016 are sufficient to fund our anticipated operating cash requirements for more than 24 months from March 31, 2016. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Cash used in operating activities for the three months ended March 31, 2016 was $16,673,541 as compared to $8,882,353 for the three months ended March 31, 2015. The increase in cash used in operating activities was due primarily to increased expenditures associated with our clinical development programs for TG-1101 and TGR-1202.

For the three months ended March 31, 2016, net cash used in investing activities was $1,923,531 as compared to cash provided by investing activities of $3,843,117 for the three months ended March 31, 2015. The decrease in net cash provided by investing activities was primarily due to maturities of investment in held-to-maturity treasury securities during the three months ended March 31, 2015.

For the three months ended March 31, 2016, net cash provided by financing activities of $14,163 related to proceeds from the exercise of warrants. For the three months ended March 31, 2015, net cash provided by financing activities of $35,329,897 related to our ATM program, as well as proceeds from the exercise of warrants.

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

Accounting Related to Goodwill. As of March 31, 2016 and December 31, 2015, there was $799,391 of goodwill on our condensed consolidated balance sheets. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

Accounting For Income Taxes. In preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimation of our actual current tax exposure and assessment of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statements of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have fully offset our deferred tax assets with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the reversal or expiration of such deferred tax assets were the primary factors considered by management in maintaining the valuation allowance.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2016, the FASB issued ASU No. 2016-09, “Simplifying the Accounting for Share-Based Payments” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The provisions of this standard are not expected to significantly impact the Company.

Other pronouncements issued by the FASB or other authoritative accounting standards group with future effective dates are either not applicable or not significant to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of March 31, 2016, our portfolio of financial instruments consists of cash equivalents, including bank deposits, and investments. Due to the short-term nature of our investments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of May 1, 2016, we had forty full and part time employees. Over time, we will need to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue research and development activities, and commercialize our product candidates. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth, and various projects requires that we:

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

As of March 31, 2016, we had net cash, cash equivalents, investment securities and interest receivable of approximately $85.3 million. We believe that our cash and cash equivalents and investments will sustain our operations for more than 24 months from March 31, 2016. As a result, we will need additional capital to continue our operations beyond that time. Required additional sources of financing to continue our operations in the future might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned preclinical and clinical trials or obtain approval of any of our product candidates from the FDA or any foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which would have a dilutive effect to stockholders.

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

We have never been profitable and, as of March 31, 2016, we had an accumulated deficit of $172.0 million. We have generated operating losses in all periods since we were incorporated. We expect to make substantial expenditures resulting in increased operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial efforts for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Our directors, executive officers, their affiliates, and our principal stockholders beneficially own approximately 56% percent of our outstanding voting stock, including shares underlying outstanding options and warrants. Our directors, officers and principal stockholders, taken as a whole, have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues submitted to our stockholders.

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

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2016.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2016.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2016.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2016.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: May 10, 2016	By:	/s/ Sean A. Power
Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2016.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2016.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2016.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2016.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

