Form 10-Q
period 2016-06-30
TG THERAPEUTICS, INC.
filed 2016-08-09
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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
Yes ☒ No ⬜

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

Large accelerated filer ⬜	Accelerated filer ☒
Non-accelerated filer ⬜ (Do not check if smaller reporting company)	Smaller reporting company ⬜

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ⬜ No ☒

There were 54,456,623 shares of the registrant’s common stock, $0.001 par value, outstanding as of August 1, 2016.

TG THERAPEUTICS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

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

●
expectations for increases or decreases in expenses;
●
expectations for the clinical and pre-clinical development, manufacturing, regulatory approval, and commercialization of our pharmaceutical product candidates or any other products we may acquire or in-license;
●
use of clinical research centers and other contractors;
●
expectations as to the timing of commencing or completing pre-clinical and clinical trials and the expected outcomes of those trials;
●
expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;
●
expectations for generating revenue or becoming profitable on a sustained basis;
●
expectations or ability to enter into marketing and other partnership agreements;
●
expectations or ability to enter into product acquisition and in-licensing transactions;
●
expectations or ability to build our own commercial infrastructure to manufacture, market and sell our drug candidates;
●
expectations for the acceptance of our products by doctors, patients or payors;
●
ability to compete against other companies and research institutions;
●
ability to secure adequate protection for our intellectual property;
●
ability to attract and retain key personnel;
●
ability to obtain reimbursement for our products;
●
estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments;
●
stock price volatility; and
●
expectations for future capital requirements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$28,577,832	$55,061,329
Short-term investment securities	25,680,319	22,166,512
Interest receivable	133,766	186,021
Prepaid research and development	14,510,025	9,151,142
Other current assets	649,738	308,327
Total current assets	69,551,680	86,873,331
Restricted cash	581,161	579,143
Long-term investment securities	21,435,015	25,003,032
Leasehold interest	1,968,734	--
Property, plant and equipment, net	333,859	47,122
Goodwill	799,391	799,391
Other assets	127,700	171,182
Total assets	$94,797,540	$113,473,201

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$13,080,176	$9,346,068
Accrued compensation	796,376	818,472
Current portion of deferred revenue	152,381	152,381
Notes payable	90,564	211,549
Total current liabilities	14,119,497	10,528,470
Deferred rent	681,720	--
Deferred revenue, net of current portion	1,295,238	1,371,429
Total liabilities	16,096,455	11,899,899
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share (10,000,000 shares authorized, none issued and outstanding as of June 30, 2016 and December 31, 2015)	--	--
Common stock, $0.001 par value per share (150,000,000 shares authorized, 54,497,932 and 54,095,110 shares issued, 54,456,623 and 54,053,801 shares outstanding at June 30, 2016 and December 31, 2015, respectively)	54,498	54,095
Contingently issuable shares	6	6
Additional paid-in capital	266,762,568	259,887,464
Treasury stock, at cost, 41,309 shares at June 30, 2016 and December 31, 2015	(234,337)	(234,337)
Accumulated deficit	(187,881,650)	(158,133,926)
Total stockholders’ equity	78,701,085	101,573,302
Total liabilities and stockholders’ equity	$94,797,540	$113,473,201

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
Condensed Consolidated Statements of Operations
 (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

License revenue	$38,095	$38,095	$76,190	$76,190

Costs and expenses:
Research and development:
Noncash compensation	567,157	1,359,446	954,082	2,697,354
Other research and development	12,966,574	9,902,214	24,196,989	18,181,645
Total research and development	13,533,731	11,261,660	25,151,071	20,878,999

General and administrative:
Noncash compensation	1,081,240	4,883,540	2,393,280	8,902,660
Other general and administrative	1,446,567	1,004,475	2,547,438	2,008,962
Total general and administrative	2,527,807	5,888,015	4,940,718	10,911,622

Total costs and expenses	16,061,538	17,149,675	30,091,789	31,790,621

Operating loss	(16,023,443)	(17,111,580)	(30,015,599)	(31,714,431)

Other (income) expense:
Interest income	(92,629)	(31,551)	(177,491)	(53,683)
Interest expense	220,756	246,526	463,161	484,183
Change in fair value of notes payable	(252,508)	(223,372)	(553,545)	(464,013)
Total other income	(124,381)	(8,397)	(267,875)	(33,513)

Net loss	$(15,899,062)	$(17,103,183)	$(29,747,724)	$(31,680,918)

Basic and diluted net loss per common share	$(0.33)	$(0.38)	$(0.61)	$(0.73)

Weighted average shares used in computing basic and diluted net loss per common share	48,769,948	45,320,637	48,838,731	43,216,385

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock				Treasury Stock
	Shares	Amount	Contingently issuable shares	Additional paid-in capital	Shares	Amount	Accumulated Deficit	Total
Balance at January 1, 2016	54,095,110	$54,095	$6	$259,887,464	41,309	$(234,337)	$(158,133,926)	$101,573,302
Issuance of common stock in connection with exercise of warrants	22,041	22		50,249				50,271
Issuance of common stock in connection with conversion of notes payable	3,201	3		30,598				30,601
Issuance of restricted stock	14,000	14		(14)				--
Forfeiture of restricted stock	(33,231)	(33)		33				--
Issuance of common stock in At the Market offering (net of offering costs of $122,497)	396,811	397		3,446,876				3,447,273
Compensation in respect of restricted stock granted to employees, directors and consultants				3,347,362				3,347,362
Net loss							(29,747,724)	(29,747,724)
Balance at June 30, 2016	54,497,932	$54,498	$6	$266,762,568	41,309	$(234,337)	$(187,881,650)	$78,701,085

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,747,724)	$(31,680,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock compensation expense	3,347,362	11,600,014
Depreciation	23,319	5,805
Amortization of premium on investment securities	254,132	205,409
Change in fair value of notes payable	(90,384)	20,170
Changes in assets and liabilities:
Increase in restricted cash	(2,018)	(2,098)
Increase in other current assets	(5,700,293)	(5,117,040)
Increase in leasehold interest	(1,968,734)	--
Decrease (increase) in accrued interest receivable	52,255	(104,797)
Increase in other assets	(9,518)	--
Increase in accounts payable and accrued expenses	3,712,012	4,018,767
Increase in deferred rent	681,720	--
Decrease in deferred revenue	(76,191)	(76,191)
Net cash used in operating activities	(29,524,062)	(21,130,879)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(310,056)	(20,280)
Investment in held-to-maturity securities	(15,199,922)	(35,070,625)
Proceeds from maturity of short-term securities	15,000,000	7,850,000
Net cash used in investing activities	(509,978)	(27,240,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrants	50,271	992,644
Proceeds from sale of common stock, net	3,504,261	51,984,879
Financing costs	(3,989)	(19,437)
Net cash provided by financing activities	3,550,543	52,958,086

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(26,483,497)	4,586,302

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,061,329	55,713,784

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,577,832	$60,300,086

NONCASH TRANSACTIONS
Accrued financing costs	$--	$47,797
Reclassification of deferred financing costs to additional paid-in capital	$(56,988)	$(48,771)
Conversion of convertible notes payable to common stock	$30,601	$--

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases. Currently, the Company is developing two therapies targeting hematologic malignancies. TG-1101 (ublituximab) is a novel, glycoengineered monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes. We are also developing TGR-1202, an orally available PI3K delta inhibitor. The delta isoform of PI3K is strongly expressed in cells of hematopoietic origin and is believed to be important in the proliferation and survival of B-lymphocytes. Both TG-1101 and TGR-1202 are in clinical development for patients with hematologic malignancies. The Company also has pre-clinical programs to develop IRAK4 (interleukin-1 receptor-associated kinase 4) inhibitors, BET (Bromodomain and Extra Terminal) inhibitors, and anti-PD-L1 and anti-GITR antibodies.

We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015. The accompanying condensed December 31, 2015 balance sheet has been derived from these statements. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Liquidity and Capital Resources

We have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and, may never become profitable. As of June 30, 2016, we have an accumulated deficit of approximately $187.9 million.

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

As of June 30, 2016, we had approximately $75.8 million in cash, cash equivalents, investment securities, and interest receivable. We anticipate that our cash and cash equivalents and investments will be sufficient to fund our anticipated operating cash requirements for approximately 18 to 24 months from June 30, 2016. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current strategic plan, including the commercialization of any of our drug candidates.

Our common stock is listed on the Nasdaq Capital Market and trades under the symbol “TGTX.”

Recently Issued Accounting Standards

In May 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-11, “Rescission of SEC Guidance Because of Accounting Standards Update 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” (“ASU 2016-11”).  ASU 2016-11 rescinds certain SEC guidance from the FASB Accounting Standards Codification in response to announcements made by the SEC staff at the Emerging Issues Task Force’s March 3, 2016 meeting.  Specifically, ASU 2016-11 supersedes SEC observer comments on the following topics:

●
Upon the adoption of ASU 2014-09:
o
Revenue and expense recognition for freight services in process (ASC 605-20-S99-2)
o
Accounting for shipping and handling fees and costs (ASC 605-45-S99-1)
o
Accounting for consideration given by a vendor to a customer (ASC 605-50-S99-1)
o
Accounting for gas-balancing arrangements (ASC 932-10-S99-5).

●
Upon the adoption of ASU 2014-16:
o
Determining the nature of a host contract related to a hybrid financial instrument issued in the form of a share under ASC 815 (ASC 815-10-S99-3).

ASU 2016-11 is effective upon the adoption of ASU 2014-09 and ASU 2014-16.  The adoption of ASU 2016-11 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

Restricted Cash

We record cash pledged or held in trust as restricted cash. As of June 30, 2016 and December 31, 2015, we have approximately $0.6 million of restricted cash pledged to secure a line of credit as a security deposit for an Office Agreement (see Note 8).

Investment Securities

Investment securities at June 30, 2016 and December 31, 2015 consist of short-term and long-term government securities. We classify these securities as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.

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

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and long-term investments. The Company maintains its cash and cash equivalents, short-term investments and long-term investments with high-credit quality financial institutions. At times, such amounts may exceed federally-insured limits.

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

Prepaid research and development in our consolidated balance sheets includes, among other things, certain costs related to development and manufacturing services. These development and manufacturing agreements often require payments in advance of services performed or goods received. Accordingly, as of June 30, 2016 and December 31, 2015, we recorded approximately $14.5 million and $9.2 million of prepaid development and manufacturing services, respectively, in prepaid research and development related to such advance agreements.

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

Stock-Based Compensation

We recognize all share-based payments to employees and non-employee directors (as compensation for service) as noncash compensation expense in the condensed consolidated financial statements based on the fair values of such payments. Stock-based compensation expense recognized each period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share of our common stock is calculated by dividing net loss applicable to the common stock by the weighted-average number of our common stock outstanding for the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because we incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented. The amounts of potentially dilutive securities excluded from the calculation were 6,449,737 and 5,668,134 for the three and six months ended June 30, 2016 and 2015, respectively. The following outstanding shares of common stock equivalents were excluded from the computation of net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three and Six Months Ended June 30,
	2016	2015
Unvested restricted stock	5,270,084	4,431,430
Warrants	1,164,708	1,218,749
Shares issuable upon note conversion	14,945	17,803
Options	--	152
Total	6,449,737	5,668,134

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

NOTE 2 – CASH AND CASH EQUIVALENTS

The following tables summarize our cash and cash equivalents at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Money market funds	$8,514,029	$8,265,583
Checking and bank deposits	20,063,803	46,795,746
Total	$28,577,832	$55,061,329

NOTE 3 – INVESTMENT SECURITIES

Our investments as of June 30, 2016 and December 31, 2015 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our investment securities at June 30, 2016 and December 31, 2015:

	June 30, 2016
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between July 2016 and June 2017) (held-to-maturity)	$25,680,319	$22,601	$--	$25,702,920

Long-term investments:
Obligations of domestic governmental agencies (maturing between July 2017 and January 2018) (held-to-maturity)	21,435,015	80,328	--	21,515,343
Total short-term and long-term investment securities	$47,115,334	$102,929	$--	$47,218,263

	December 31, 2015
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2016 and December 2016) (held-to-maturity)	$22,166,512	$--	$22,822	$22,143,690

Long-term investments:
Obligations of domestic governmental agencies (maturing between January 2017 and December 2017) (held-to-maturity)	25,003,032	--	85,846	24,917,186
Total short-term and long-term investment securities	$47,169,544	$--	$108,668	$47,060,876

NOTE 4 – FAIR VALUE MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated financial statements. The fair value hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

●
Level 1 – quoted prices in active markets for identical assets and liabilities;

●
Level 2 – inputs other than Level 1 quoted prices that are directly or indirectly observable; and

●
Level 3 – unobservable inputs that are not corroborated by market data.

As of June 30, 2016 and December 31, 2015, the fair values of cash and cash equivalents, restricted cash, and notes and interest payable, current portion approximate their carrying value.

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

The cumulative liability including accrued and unpaid interest of the 5% Notes was approximately $16.8 million at June 30, 2016 and $19.9 million at December 31, 2015. No payments have been made on the 5% Notes as of June 30, 2016.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

As of December 31, 2013, as a result of expiring intellectual property rights and other factors, it was determined that net product cash flows from AST-726 were unlikely. As we have no other obligations under the 5% Notes aside from the net product cash flows and the conversion feature, the conversion feature was used to estimate the 5% Notes’ fair value as of June 30, 2016 and December 31, 2015. The assumptions, assessments and projections of future revenues are subject to uncertainties, difficult to predict, and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our condensed consolidated financial statements.

The following tables provide the fair value measurements of applicable financial liabilities as of June 30, 2016 and December 31, 2015:

	Financial liabilities at fair value as of June 30, 2016
	Level 1	Level 2	Level 3	Total

5% Notes	$--	$--	$90,564	$90,564
Total	$--	$--	$90,564	$90,564

	Financial liabilities at fair value as of December 31, 2015
	Level 1	Level 2	Level 3	Total

5% Notes	$--	$--	$211,549	$211,549
Total	$--	$--	$211,549	$211,549

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

The following table summarizes the changes in Level 3 instruments during the six months ended June 30, 2016:

Fair value at December 31, 2015	$211,549
Interest accrued on face value of 5% Notes	463,161
Conversion of 5% notes	(30,601)
Change in fair value of Level 3 liabilities	(553,545)
Fair value at June 30, 2016	$90,564

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

In December 2014, we filed a shelf registration statement on Form S-3 (the “2015 S-3”), which was declared effective in January 2015. Under the 2015 S-3, the Company may sell up to a total of $250 million of its securities. In connection with the 2015 S-3, we amended our 2013 At-the-Market Issuance Sales Agreement with MLV & Co. LLC (the “2015 ATM”) such that we may issue and sell additional shares of our common stock, having an aggregate offering price of up to $175.0 million, from time to time through MLV & Co. LLC (“MLV”) and FBR Capital Markets & Co. (“FBR”, each of MLV and FBR individually an “Agent” and collectively the “Agents”), acting as the sales agents. Under the 2015 ATM we pay the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the Agents.

During the six months ended June 30, 2016, we sold a total of 396,811 shares of common stock under the 2015 ATM for aggregate total gross proceeds of approximately $3.6 million at an average selling price of $9.00 per share, resulting in net proceeds of approximately $3.5 million after deducting commissions and other transaction costs.

The 2015 S-3 is currently our only active shelf registration statement. After deducting shares already sold, including under the 2015 ATM, there are approximately $178 million of common stock that remain available for sale under the 2015 S-3. We may offer the securities under the 2015 S-3 from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that the 2015 S-3 provides us with the flexibility to raise additional capital to finance our operations as needed.

Equity Incentive Plans

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (“2012 Incentive Plan”) was approved by stockholders in June 2015. As of June 30, 2016, no options were outstanding and up to an additional 4,183,861 shares may be issued under the 2012 Incentive Plan.
Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted share activity for the six months ended June 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	7,359,915	$7.83
Granted	14,000	9.43
Vested	(570,600)	7.07
Forfeited	(33,231)	11.79
Outstanding at June 30, 2016	6,770,084	$7.85

Total expense associated with restricted stock grants was approximately $1.6 million and $6.2 million during the three months ended June 30, 2016 and 2015, respectively, and $3.3 million, and $11.6 million during the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there was approximately $17.3 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 1.9 years. This amount does not include, as of June 30, 2016, 411,172 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones; and 2,234,958 shares of restricted stock outstanding issued to non-employees, the expense for which is determined each reporting period at the measurement date. The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date.

Warrants

The following table summarizes warrant activity for the six months ended June 30, 2016:

	Warrants	Weighted-average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2015	1,186,749	$2.37	$11,341,452
Issued	--	--
Exercised	(22,041)	2.28
Expired	--	--
Outstanding at June 30, 2016	1,164,708	$2.37	$4,291,924

Stock-Based Compensation

We did not grant any stock options during the six months ended June 30, 2016 and 2015.

The following table summarizes stock-based compensation expense information about restricted stock and stock options for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Stock-based compensation expense associated with restricted stock	$1,648,397	$6,242,986	$3,347,362	$11,600,014
Stock-based compensation expense associated with option grants	--	--	--	--
	$1,648,397	$6,242,986	$3,347,362	$11,600,014

NOTE 6 – NOTES PAYABLE

The following is a summary of notes payable:

	June 30, 2016			December 31, 2015
	Current portion, net	Non-current portion, net	Total	Current portion, net	Non-current portion, net	Total
Convertible 5% Notes Payable	$90,564	$-	$90,564	$211,549	$-	$211,549
Total	$90,564	$-	$90,564	$211,549	$-	$211,549

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

The cumulative liability including accrued and unpaid interest of these notes was approximately $16.8 million at June 30, 2016 and $19.9 million at December 31, 2015. No payments have been made on the 5% Notes as of June 30, 2016.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments (See Note 4 for further details).

NOTE 7 – LICENSE AGREEMENTS

BET

In May 2016, as part of a broader agreement with Jubilant Biosys (“Jubilant”), an India-based biotechnology company, we entered into a sub-license agreement (“JBET Agreement”) with Checkpoint Therapeutics, Inc. (“Checkpoint”), (see Note 8), for the development and commercialization of Jubilant’s novel BET inhibitor program in the field of hematological malignancies.

Under the terms of the agreement, we paid Checkpoint an up-front licensing fee of $1.0 million and will make additional payments contingent on certain preclinical, clinical, and regulatory milestones, including commercial milestones totaling up to approximately $177 million and a single-digit royalty on net sales.  TG will also provide funding to support certain targeted research efforts at Jubilant.

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

An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $38,000 for each of the three months ended June 30, 2016 and 2015, and $76,000 for each of the six months ended June 30, 2016 and 2015 and, at June 30, 2016 and December 31, 2015, have deferred revenue of approximately $1.4 million and $1.5 million, respectively, associated with this $2.0 million payment (approximately $0.2 million of which has been classified in current liabilities at June 30, 2016 and December 31, 2015).

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

Under the terms of the LFB License Agreement, we utilize LFB Group for certain development and manufacturing services. We incurred expenses of $2.3 million and $2.2 million during the three months ended June 30, 2016 and 2015, respectively, and $2.3 million and $2.4 million during the six months ended June 30, 2016 and 2015, respectively, which have been included in other research and development expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2016 and December 31, 2015, we had approximately $1.7 million and $2.1 million, respectively, recorded in accounts payable related to the LFB License Agreement. In conjunction with the development and manufacturing services discussed above, certain agreements between us and LFB Group require payments in advance of services performed or goods delivered. Accordingly, as of June 30, 2016 and December 31, 2015, we recorded approximately $4.7 million and $3.0 million, respectively, in prepaid research and development for such advance payments.

Other Parties

In March 2014, we entered into a shared services agreement (the “Opus Shared Services Agreement”) with Opus Point Partners Management, LLC (“Opus”) in which the parties agreed to share the costs of a rented facility and certain other services.  Our Executive Chairman and Interim Chief Executive Officer is a Managing Member of Opus. During the three and six months ended June 30, 2016, we incurred expenses of approximately $0.02 million and $0.1 million, respectively, principally for rent, related to this agreement. The Opus Shared Services Agreement is no longer in effect as we began occupying new space in April 2016. As of June 30, 2016, we had approximately $0.1 million recorded in accounts payable related to this Opus Shared Services Agreement.

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

In connection with the Office Agreement, we paid approximately $0.1 million in advance rent, which is recorded in other current assets in the accompanying condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015. During the six months ended June 30, 2016, we agreed to pay Fortress $2.0 million for our portion of the build out costs, which have been allocated to us at the 45% rate mentioned above. The allocated build-out costs have been recorded in Leasehold Interest and will be amortized over the 15-year term of the Office Agreement. After an initial commitment period of three (3) years, Fortress will assess actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges.  As of June 30, 2016, we had approximately $1.1 million recorded in accounts payable related mostly to the upfront leasehold interest. Also in connection with this lease, in October 2014 we pledged $0.6 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying condensed consolidated balance sheets.

In July 2015, we entered into a Shared Services Agreement (the “Shared Services Agreement”) with Fortress to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. This Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $0.4 million for shared services for the six months ended June 30, 2016, primarily related to shared personnel.

In May 2016, as part of a broader agreement with Jubilant, an India-based biotechnology company, we entered into the JBET Agreement with Checkpoint, a subsidiary of Fortress, for the development and commercialization of Jubilant’s novel BET inhibitor program in the field of hematological malignancies. We paid Checkpoint an up-front licensing fee of $1.0 million as part of the JBET Agreement. As of June 30, 2016, we had approximately $1.2 million recorded in accounts payable of which $1.0 million related to the licensing fee. Mr. Weiss is also the Executive Chairman of Checkpoint.

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

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases. Currently, the Company is developing two therapies targeting hematologic malignancies. TG-1101 (ublituximab) is a novel, glycoengineered monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes. We are also developing TGR-1202, an orally available PI3K delta inhibitor. The delta isoform of PI3K is strongly expressed in cells of hematopoietic origin and is believed to be important in the proliferation and survival of B-lymphocytes. Both TG-1101 and TGR-1202 are in clinical development for patients with hematologic malignancies. The Company also has pre-clinical programs to develop IRAK4 (interleukin-1 receptor-associated kinase 4) inhibitors, BET inhibitors, and anti-PD-L1 and anti-GITR antibodies.

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

Generally, anti-CD20 antibodies are believed to exert their B-cell depleting effects through three primary mechanisms: antibody dependent cell-mediated cytotoxicity (“ADCC”), complement dependent cytotoxicity (“CDC”), and direct or programmed cell death (“DCD” or “PCD”). TG-1101 has been specifically glycoengineered to enhance ADCC activity, which should enhance its ability to deplete B-cells and may improve its anti-cancer effects when compared to Rituxan®, the leading anti-CD20 monoclonal antibody, which had worldwide sales in 2015 of more than $7 billion.

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

●
The GENUINE Trial – a randomized controlled Phase 3 trial evaluating TG-1101 in combination with ibrutinib, for previously treated CLL patients with high risk cytogenetics;
●
The UNITY-CLL Trial – a randomized controlled Phase 3 trial evaluating TG-1101 in combination with TGR-1202, the Company’s development stage PI3K delta inhibitor, for patients with front line and previously treated CLL;
●
The UNITY-DLBCL Trial – registration-directed UNITY-DLBCL Phase 2b clinical study evaluating TG-1101, in combination with TGR-1202, as well as TGR-1202 alone, in patients with previously treated Diffuse Large B-Cell Lymphoma (DLBCL); and
 ●
TG-1101 + TGR-1202 + Pembrolizumab for patients with CLL.

In addition, we have announced our intent of evaluating TG-1101 for the treatment of certain autoimmune diseases. Currently, TG-1101 is being evaluated in a Phase 2 study for the treatment of Multiple Sclerosis (MS) and in an investigator initiated Phase 1 study for the treatment of acute neuromyelitis optica (NMO) relapses, with additional autoimmune related indications planned to be studied. Further details on our priority ongoing combination trials for TG-1101 are as follows:

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

TG-1101 in Combination with TGR-1202 Phase 2b Registration-Directed Program – The UNITY-DLBCL Trial

In June 2016, we commenced a registration-directed UNITY-DLBCL Phase 2b clinical study evaluating TG-1101 in combination with TGR-1202, as well as TGR-1202 alone, in patients with previously treated DLBCL.

         The study, entitled "A Phase 2b Randomized Study to Assess the Efficacy and Safety of the Combination of Ublituximab + TGR-1202 and TGR-1202 alone in Patients with Previously Treated Diffuse Large B-Cell Lymphoma," is being led by Owen A. O'Connor, MD, PhD, Professor of Medicine and Experimental Therapeutics, and Director of the Center for Lymphoid Malignancies at Columbia University Medical Center. The primary objective of the study is to assess the efficacy of TGR-1202 alone and in combination with TG-1101 in patients with previously treated DLBCL as measured by Overall Response Rate (ORR). The study will also provide important information as to the contribution of each agent, TGR-1202 and TG-1101, to the combination regimen of both agents. In addition to monitoring for safety and efficacy this study will analyze the impact of cell of origin (GCB vs. ABC), mutational status and select biomarkers of efficacy.

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

●
TGR-1202 in combination with the anti-CD20 antibody, obinutuzumab (GAZYVA®) and chlorambucil in patients with CLL;
●
TGR-1202 in combination with the anti-CD30 antibody drug conjugate, brentuximab vedotin (ADCETRIS®), in patients with relapsed or refractory Hodgkin’s lymphoma;
●
TGR-1202 in combination with the BTK inhibitor, ibrutinib, in patients with previously treated CLL and MCL; and
●
TGR-1202 in combination with the JAK inhibitor, ruxolitinib (JAKAFI®), in patients with previously treated Myelofibrosis or Polycythemia Vera

 In addition, given the favorable safety profile demonstrated to date, a trial of TGR-1202 monotherapy in patients with CLL who were previously intolerant to prior BTK or PI3K inhibitor therapy is also underway.

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

Data from this ongoing Phase I study was most recently presented at the 57th Annual American Society of Hematology (ASH) meeting held in December 2015, with updated data presented as part of an integrated analysis as described below.

TGR-1202 Long-term Follow-up Integrated Analysis in Patients with Relapsed/Refractory Hematologic Malignancies

In June 2016, at the 52nd Annual Meeting of the American Society of Clinical Oncology (ASCO) and at the 21st Congress of the European Hematology Association (EHA), the Company presented integrated data with long term follow-up from 165 patients exposed to TGR-1202 monotherapy or the combination of TGR-1202 plus TG-1101, which continued to demonstrate high response rates in CLL, NHL, and DLBCL coupled with a favorable safety profile.

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

BET

In May 2016, as part of a broader agreement with Jubilant Biosys (“Jubilant”), an India-based biotechnology company, we entered into a sub-license agreement (“JBET Agreement”) with Checkpoint Therapeutics, Inc. (“Checkpoint”), a subsidiary of Fortress, for the development and commercialization of Jubilant’s novel BET inhibitor program in the field of hematological malignancies.  The BET inhibitor program is the subject of a family of patents covering compounds that inhibit BRD4, a member of the BET (Bromodomain and Extra Terminal) domain for cancer treatment.  Our BET inhibitor program is currently in pre-clinical development.

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

Our results of operations include non-cash compensation expenses as a result of the grants of stock options and restricted stock. Compensation expense for awards of options and restricted stock granted to employees and directors represents the fair value of the award recorded over the respective vesting periods of the individual awards. The expense is included in the respective categories of expense in the condensed consolidated statements of operations. We expect to continue to incur significant non-cash compensation expenses.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2016 and 2015

License Revenue. License revenue was $38,095 for each of the three months ended June 30, 2016 and 2015. License revenue is related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $567,157 for the three months ended June 30, 2016, as compared to $1,359,446 during the comparable period in 2015. The decrease in noncash compensation expense was primarily related to milestone-based vesting of restricted stock grants to personnel that occurred during the period ended June 30, 2015 and a decrease in the measurement date fair value of certain consultant restricted stock during the period ended June 30, 2016.

Other Research and Development Expenses. Other research and development expenses increased by $3,064,360 to $12,966,574 for the three months ended June 30, 2016, as compared to $9,902,214 for the three months ended June 30, 2015. The increase was mainly due to a $1.0 million licensing fee for the Jubilant sub-license agreement, as well as an increase in manufacturing and clinical trial expenses related to TGR-1202 of $0.5 million, partially offset by a decrease in manufacturing and clinical trial expenses related to TG-1101 of $0.2 million during the three months ended June 30, 2016. We expect our other research and development costs to increase for the remainder of 2016 as the enrollment of Phase 3 clinical trials increases and we prepare for launch.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants decreased by $3,802,300 to $1,081,240 for the three months ended June 30, 2016, as compared to $4,883,540 for the three months ended June 30, 2015. The decrease in noncash compensation expense was primarily related to a decrease in the measurement date fair value of certain consultant restricted stock during the three months ended June 30, 2016.

Other General and Administrative Expenses. Other general and administrative expenses increased by $442,092 to $1,446,567 for the three months ended June 30, 2016, as compared to $1,004,475 for the three months ended June 30, 2015. The increase was due primarily to the straight-line rent expense of our new office space, as well as increased personnel and other general and administrative costs. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2016.

Other (Income) Expense. Other income increased by $115,984 to $124,381 for the three months ended June 30, 2016, as compared to $8,397 for the three months ended June 30, 2015. The increase is mainly due to an increase in interest income for the three months ended June 30, 2016.

Six months ended June 30, 2016 and 2015

License Revenue. License revenue was $76,190 for each of the six months ended June 30, 2016 and 2015. License revenue for the six months ended June 30, 2016 and 2015 was related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $954,082 for the six months ended June 30, 2016, as compared to $2,697,354 during the comparable period in 2015. The decrease in noncash compensation expense was primarily related to milestone-based vesting of restricted stock grants to non-executive personnel and a decrease in the measurement date fair value of certain consultant restricted stock during the period ended June 30, 2016.

Other Research and Development Expenses. Other research and development expenses increased by $6,015,344 to $24,196,989 for the six months ended June 30, 2016, as compared to $18,181,645 for the six months ended June 30, 2015. The increase in other research and development expenses was due primarily to a $1.0 million licensing fee for the Jubilant sub-license agreement, as well as an increase in manufacturing and clinical trial expenses related to TGR-1202 of $2.4 million, partially offset by a decrease in manufacturing and clinical trial expenses related to TG-1101 of $0.9 million for the six months ended June 30, 2016. We expect our other research and development costs to increase for the remainder of 2016 as enrollment of additional patients increases on our clinical trials.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants decreased by $6,509,380 to $2,393,280 for the six months ended June 30, 2016, as compared to $8,902,660 for the six months ended June 30, 2015. The decrease in noncash compensation expense was primarily related to a decrease in the measurement date fair value of certain consultant restricted stock during the period ended June 30, 2016.

Other General and Administrative Expenses. Other general and administrative expenses increased by $538,476 to $2,547,438 for the six months ended June 30, 2016, as compared to $2,008,962 for the six months ended June 30, 2015. The increase was due primarily to the straight-line rent expense of our new office space, as well as increased personnel and other general and administrative costs. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2016.

Other (Income) Expense. Other income increased by $234,362 to $267,875 for the six months ended June 30, 2016, as compared to $33,513 for the six months ended June 30, 2015. The increase is mainly due to an increase in interest income for the six months ended June 30, 2016.

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

As of June 30, 2016, we had approximately $75.8 million in cash and cash equivalents, investment securities, and interest receivable.

We anticipate that our cash and cash equivalents as of June 30, 2016 are sufficient to fund our anticipated operating cash requirements for approximately 18 to 24 months from June 30, 2016. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Cash used in operating activities for the six months ended June 30, 2016 was $29,524,062 as compared to $21,130,879 for the six months ended June 30, 2015. The increase in cash used in operating activities was due primarily to increased expenditures associated with our clinical development programs for TG-1101 and TGR-1202.

For the six months ended June 30, 2016, net cash used in investing activities was $509,978 as compared to $27,240,905 for the six months ended June 30, 2015. The decrease in net cash used in investing activities was primarily due to greater investments in held-to-maturity treasury securities during the six months ended June 30, 2015, and greater proceeds from maturity of investments during the six months ended June 30, 2016.

For the six months ended June 30, 2016 and 2015, net cash provided by financing activities of $3,550,543 and $52,958,086, respectively, related to our ATM program, as well as proceeds from the exercise of warrants.

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

Accounting Related to Goodwill. As of June 30, 2016 and December 31, 2015, there was $799,391 of goodwill on our condensed consolidated balance sheets. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2016, the FASB issued ASU No. 2016-11, “Rescission of SEC Guidance Because of Accounting Standards Update 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” (“ASU 2016-11”).  ASU 2016-11 rescinds certain SEC guidance from the FASB Accounting Standards Codification in response to announcements made by the SEC staff at the Emerging Issues Task Force’s March 3, 2016 meeting.  Specifically, ASU 2016-11 supersedes SEC observer comments on the following topics:

●
Upon the adoption of ASU 2014-09:
o
Revenue and expense recognition for freight services in process (ASC 605-20-S99-2)
o
Accounting for shipping and handling fees and costs (ASC 605-45-S99-1)
o
Accounting for consideration given by a vendor to a customer (ASC 605-50-S99-1)
o
Accounting for gas-balancing arrangements (ASC 932-10-S99-5).

●
Upon the adoption of ASU 2014-16:
o
Determining the nature of a host contract related to a hybrid financial instrument issued in the form of a share under ASC 815 (ASC 815-10-S99-3).

ASU 2016-11 is effective upon the adoption of ASU 2014-09 and ASU 2014-16.  The adoption of ASU 2016-11 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of June 30, 2016, our portfolio of financial instruments consists of cash equivalents, including bank deposits, and investments. Due to the short-term nature of our investments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In order to submit and maintain an IND, Biologics License Application (“BLA”), or New Drug Application (“NDA”) to the FDA, it is necessary to submit all information on the clinical, non-clinical, chemistry, manufacturing, controls and quality aspects of the product candidate. We rely on our third party contractors and our licensing partners to provide a significant portion of this data. If we are unable to obtain this data, or the data is not sufficient to meet the regulatory requirements, we may experience significant delays in our development programs. Additionally, an IND must be active in each division in which we intend to conduct clinical trials. Currently we do not have an active IND for any of the IRAK4 or BET inhibitors, nor for our anti-PD-L1 and anti-GITR antibodies. Additionally, there can be no assurance given that any of the molecules under development in our IRAK4 or BET inhibitor program or in our anti-PD-L1 and anti-GITR antibody research program will demonstrate sufficient pharmacologic properties during pre-clinical evaluation to advance to IND enabling studies, or that such IND enabling studies, if any are conducted, will provide data sufficient to support the filing of an IND, or that such IND, if filed, would be accepted by any FDA division under which we would seek to develop any product candidate. While we maintain an active IND for TG-1101 and TGR-1202 enabling the conduct of studies in the FDA’s Division of Hematology and Oncology, and an active IND for TG-1101 under the FDA’s Division of Neurology, there can be no assurance that we will be successful in obtaining an active IND for TG-1101 or TGR-1202 in any other division under whose supervision we may seek to develop our product candidates, or that the FDA will allow us to continue the development of our product candidates in those divisions where we maintain an active IND.

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

We plan on conducting additional Phase I, II and III clinical trials for TG-1101 and TGR-1202. Early clinical results seen with TG-1101 and TGR-1202 in a small number of patients may not be reproduced in expanded or larger clinical trials. Additionally, individually reported outcomes of patients treated in clinical trials may not be representative of the entire population of treated patients in such studies. If the results from expansion cohorts or later trials are different from those found in the earlier studies of TG-1101 and TGR-1202, we may need to terminate or revise our clinical development plan, which could extend the time for conducting our development program and could have a material adverse effect on our business. Our IRAK4, BET, anti-PD-L1 and anti-GITR programs are all in pre-clinical development and no assurance can be given that they will advance into clinical development. If the results from additional pre-clinical studies or early clinical trials differ from those found in earlier studies, our clinical development plans and timelines for this program could be adversely affected which could have a material adverse effect on our business. Many drugs fail in the early stages of clinical development for safety and tolerability issues, accordingly if our pre-clinical assets advance into clinical development, no assurance can be made that a safe and efficacious dose can be found.

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
●
the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●
we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for any indication;
●
the FDA may not accept clinical data from trials which are conducted by individual investigators or in countries where the standard of care is potentially different from the United States;
●
the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●
we may be unable to demonstrate that a product candidate's clinical and other benefits outweigh its safety risks;
●
the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
●
the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA, NDA or other submission or to obtain regulatory approval in the United States or elsewhere;
●
the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we or our collaborators contract for clinical and commercial supplies; or
●
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

We have not completed testing of any of our product candidates for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent that adverse events, if any, will be observed in patients who receive any of our product candidates. To date, clinical trials using TG-1101 and TGR-1202 have demonstrated a toxicity profile that was deemed acceptable by the investigators performing such studies. Such interpretation may not be shared by future investigators or by the FDA and in the case of TG-1101 and TGR-1202, even if deemed acceptable for oncology applications, it may not be acceptable for diseases outside the oncology setting, and likewise for any other product candidates we may develop. Additionally, the severity, duration and incidence of adverse events may increase in larger study populations. With respect to both TG-1101 and TGR-1202, the toxicity when manufactured under different conditions and in different formulations is not known, and it is possible that additional and/or different adverse events may appear upon the human use of those formulations and those adverse events may arise with greater frequency, intensity and duration than in the current formulation. Further, with respect to TGR-1202, although more than 300 patients have been dosed amongst all ongoing TGR-1202 studies, the full adverse effect profile of TGR-1202 is not known. It is unknown as the additional patients are exposed for longer durations to TGR-1202, whether greater frequency and/or severity of adverse events are likely to occur. Common toxicities of other drugs in the same class as TGR-1202 include high levels of liver toxicity, infections and colitis, the latter of which notably has presented with later onset, with incidence increasing with duration of exposure. To date, the incidence of these events has been limited for TGR-1202, however no assurance can be given that this safety and tolerability profile will continue to be demonstrated in the future as higher doses, longer durations of exposure, and multiple drug combinations are explored. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain marketing approval and generate revenues from its sale, or even if approved for sale may lack differentiation from competitive products, which could have a material adverse impact on our business and operations.

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
●
regulatory authorities may withdraw their approval of the affected product;
●
regulatory authorities may require a more significant clinical benefit for approval to offset the risk;
●
regulatory authorities may require the addition of labeling statements that could diminish the usage of the product or otherwise limit the commercial success of the affected product;
●
we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product;
●
we may choose to discontinue sale of the product;
●
we could be sued and held liable for harm caused to patients;
●
we may not be able to enter into collaboration agreements on acceptable terms and execute on our business model; and
●
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

Even assuming an active IND for a product candidate, we do not know whether our planned clinical trials for any such product candidate will begin on time, or at all. The commencement of clinical trials can be delayed for a variety of reasons, including delays in:
●
obtaining regulatory clearance to commence a clinical trial;
●
identifying, recruiting and training suitable clinical investigators;
●
reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time to time and may vary significantly among different CROs and trial sites;

●
obtaining sufficient quantities of a product candidate for use in clinical trials;
●
obtaining institutional review board (“IRB”) or ethics committee approval to conduct a clinical trial at a prospective site;
●
identifying, recruiting and enrolling patients to participate in a clinical trial;
●
retaining patients who have initiated a clinical trial but may withdraw due to adverse events from the therapy, insufficient efficacy, fatigue with the clinical trial process or personal issues; and
●
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
●
failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;
●
inspection of the clinical trial operations or clinical trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;
●
unforeseen safety issues or any determination that the clinical trial presents unacceptable health risks; and
●
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

Our product candidates are in the initial stages of development and are currently manufactured in small batches for use in pre-clinical and clinical studies. Process improvements implemented to date have changed, and process improvements in the future may change, the activity profile of the product candidates, which may affect the safety and efficacy of the products. No assurance can be given that the material manufactured from any of the optimized processes will perform comparably to the product candidates as manufactured to date and used in currently available pre-clinical data and or in early clinical trials reported in this or any previous filing. Additionally, future clinical trial results will be subject to the same level of uncertainty if, following such trials, additional process improvements are made. In addition, we have recently engaged a secondary manufacturer for TG-1101 to meet our current clinical and future commercial needs and anticipate engaging additional manufacturing sources for TGR-1202 to meet expanded clinical trial and commercial needs. While material produced from this secondary manufacturer for TG-1101 has to date demonstrated acceptable comparability, no assurance can be given that any additional manufacturers will be successful or that material manufactured by the additional manufacturers will perform comparably to TG-1101 or TGR-1202 as manufactured to date and used in currently available pre-clinical data and or in early clinical trials reported in this or any previous filing. If a secondary manufacturer is not successful in replicating the product or experiences delays, or if regulatory authorities impose unforeseen requirements with respect to product comparability from multiple manufacturing sources, we may experience delays in clinical development.

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

The cancer indications for which we are developing our products have a number of established therapies with which we will compete. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing new cancer development programs for the treatment of NHL, CLL, and other B-cell proliferative malignancies, including both therapies with traditional, as well as novel, mechanisms of action. Additionally, numerous established therapies exist for the autoimmune disorders for which we are developing TG-1101, including and in particular, multiple sclerosis (MS).

If approved, we expect TG-1101 to compete directly with Roche Group’s Rituxan® (rituximab) and Gazyva® (obinutuzumab or GA-101), and Genmab and GlaxoSmithKline’s Arzerra® (ofatumumab) among others, each of which is currently approved for the treatment of various diseases including NHL and CLL. In addition, a number of pharmaceutical companies are developing antibodies targeting CD20, CD19, and other B-cell associated targets, chimeric antigen receptor T-cell (CAR-T) immunotherapy, and other B-cell ablative therapy which, if approved, would potentially compete with TG-1101 both in oncology settings as well as in autoimmune disorders. Recently, positive Phase 3 data was announced for the Roche Group’s anti-CD20 antibody ocrelizumab in the treatment of MS, which we anticipate will be filed for approval in the near term. Genmab and GSK’s (ofatumumab) is also under clinical development for patients with MS. New developments, including the development of other pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace.

With respect to TGR-1202, there are several PI3K delta targeted compounds both approved, such as Gilead’s Zydelig™ (idelalisib), and in development, including, but not limited to, Infinity Pharmaceuticals’ duvelisib (IPI-145) which if approved we would expect to compete directly with TGR-1202. In addition, there are numerous other novel therapies targeting similar pathways to TGR-1202 both approved and in development, which could also compete with TGR-1202 in similar indications, such as the BTK inhibitor, ibrutinib (FDA approved for MCL, CLL, and WM and marketed by AbbVie and Janssen), the BTK inhibitor ACP-196 (under development by AstraZeneca), or the BCL-2 inhibitor ABT-199 (FDA approved for CLL and marketed by AbbVie and Roche).

These developments may render our product candidates obsolete or noncompetitive. Compared to us, many of our potential competitors have substantially greater:
●
research and development resources, including personnel and technology;
●
regulatory experience;
●
pharmaceutical development, clinical trial and pharmaceutical commercialization experience;
●
experience and expertise in exploitation of intellectual property rights; and
●
capital resources.

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than us or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors may also develop products for the treatment of lymphoma, CLL, or other B-cell and autoimmune related disorders that are more effective, better tolerated, more useful and less costly than ours and may also be more successful in manufacturing and marketing their products. Our competitors may succeed in obtaining approvals from the FDA and foreign regulatory authorities for their product candidates sooner than we do for our products.

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

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors, and the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally is also necessary for commercial success. The degree of market acceptance of any of our approved products will depend on a number of factors, including:
●
the efficacy and safety as demonstrated in clinical trials;
●
the clinical indications for which the product is approved;
●
acceptance by physicians, major operators of cancer clinics and patients of the product as a safe and effective treatment;
●
the potential and perceived advantages of product candidates over alternative treatments;
●
the safety of product candidates seen in a broader patient group, including its use outside the approved indications;
●
the cost of treatment in relation to alternative treatments;
●
the availability of adequate reimbursement and pricing by third parties and government authorities;
●
relative convenience and ease of administration;
●
the prevalence and severity of adverse events; and
●
the effectiveness of our sales and marketing efforts.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials, and will face an even greater risk if we sell our product candidates commercially. Although we are not aware of any historical or anticipated product liability claims against us, if we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to cease clinical trials of our drug candidates or limit commercialization of any approved products. An individual may bring a liability claim against us if one of our product candidates causes, or merely appears to have caused, an injury. If we cannot successfully defend our self against product liability claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
●
decreased demand for our product candidates;
●
impairment to our business reputation;
●
withdrawal of clinical trial participants;
●
costs of related litigation;
●
distraction of management’s attention from our primary business;
●
substantial monetary awards to patients or other claimants;
●
the inability to commercialize our product candidates; and
●
loss of revenues.

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

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which pharmaceuticals they will pay for and establish reimbursement levels. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:
●
a covered benefit under its health plan;
●
safe, effective and medically necessary;
●
appropriate for the specific patient;
●
cost-effective; and
●
neither experimental nor investigational.

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
●
the demand for any products for which we may obtain regulatory approval;
●
our ability to set a price that we believe is fair for our products;
●
our ability to generate revenues and achieve or maintain profitability;
●
the level of taxes that we are required to pay; and
●
the availability of capital.

In addition, governments may impose price controls, which may adversely affect our future profitability.

We will need to increase the size of our organization and the scope of our outside vendor relationships, and we may experience difficulties in managing this growth.

As of August 1, 2016, we had forty-nine full and part time employees. Over time, we will need to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue research and development activities, and commercialize our product candidates. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth, and various projects requires that we:
●
manage our clinical trials effectively;
●
manage our internal development efforts effectively while carrying out our contractual obligations to licensors, contractors and other third parties;
●
continue to improve our operational, financial and management controls and reporting systems and procedures; and
●
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
●
difficulty integrating acquired technologies, products, services, operations and personnel with the existing businesses;
●
diversion of management’s attention in connection with both negotiating the acquisitions and integrating the businesses;
●
strain on managerial and operational resources as management tries to oversee larger operations;
●
difficulty implementing and maintaining effective internal control over financial reporting at businesses that we acquire, particularly if they are not located near our existing operations;
●
exposure to unforeseen liabilities of acquired companies;
●
potential costly and time-consuming litigation, including stockholder lawsuits;
●
potential issuance of securities to equity holders of the company being acquired with rights that are superior to the rights of holders of our common stock or which may have a dilutive effect on our stockholders;
●
risk of loss of invested capital;
●
the need to incur additional debt or use cash; and
●
the requirement to record potentially significant additional future operating costs for the amortization of intangible assets.

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
●
the patent applications that we or our partners file may not result in any patents being issued;
●
patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked or circumvented, or otherwise may not provide any competitive advantage;
●
as of March 16, 2013, the U.S. converted from a “first to invent” to a “first to file” system. If we do not win the filing race, we will not be entitled to inventive priority;
●
our competitors, many of which have substantially greater resources than we do, and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate its ability to make, use, and sell our potential products either in the United States or in international markets;
●
there may be significant pressure on the U.S. government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful as a matter of public policy regarding worldwide health concerns; and
●
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
●
obtain licenses, which may not be available on commercially reasonable terms, if at all;
●
abandon an infringing product candidate or redesign its products or processes to avoid infringement;
●
pay substantial damages, including treble damages and attorneys’ fees, which we may have to pay if a court decides that the product or proprietary technology at issue infringes on or violates the third party’s rights;
●
pay substantial royalties, fees and/or grant cross licenses to our technology; and/or
●
defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.

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

As of June 30, 2016, we had net cash, cash equivalents, investment securities and interest receivable of approximately $75.8 million. We believe that our cash and cash equivalents and investments will sustain our operations for approximately 18 to 24 months from June 30, 2016. As a result, we will need additional capital to continue our operations beyond that time. Required additional sources of financing to continue our operations in the future might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned preclinical and clinical trials or obtain approval of any of our product candidates from the FDA or any foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which would have a dilutive effect to stockholders.

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

We have never been profitable and, as of June 30, 2016, we had an accumulated deficit of $187.9 million. We have generated operating losses in all periods since we were incorporated. We expect to make substantial expenditures resulting in increased operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial efforts for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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
●
successful completion of preclinical studies of our product candidates;
●
successful commencement and completion of clinical trials of our product candidates and any future product candidates we advance into clinical trials;
●
achievement of regulatory approval for our product candidates and any future product candidates we advance into clinical trials (unless we successfully utilize early access programs which allow for revenue generation prior to approval);
●
manufacturing commercial quantities of our products at acceptable cost levels if regulatory approvals are obtained;
●
successful sales, distribution and marketing of our future products, if any; and
●
our entry into collaborative arrangements or co-promotion agreements to market and sell our products.

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
●
the progress of our clinical trials, including expenses to support the trials and milestone payments that may become payable under our license agreements;
●
the costs and timing of regulatory approvals;
●
the costs and timing of clinical and commercial manufacturing supply arrangements for each product candidate;
●
the costs of establishing sales or distribution capabilities;
●
the success of the commercialization of our products;
●
our ability to establish and maintain strategic collaborations, including licensing and other arrangements;
●
the costs involved in enforcing or defending patent claims or other intellectual property rights; and
●
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
●
publicity regarding actual or potential clinical results relating to products under development by our competitors or us;
●
delay or failure in initiating, completing or analyzing nonclinical or clinical trials or the unsatisfactory design or results of these trials;
●
achievement or rejection of regulatory approvals by our competitors or us;
●
announcements of technological innovations or new commercial products by our competitors or us;
●
developments concerning proprietary rights, including patents;
●
developments concerning our collaborations;
●
regulatory developments in the United States and foreign countries;
●
economic or other crises and other external factors;
●
period-to-period fluctuations in our revenues and other results of operations;
●
changes in financial estimates by securities analysts; and
●
sales of our common stock.

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

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

10.1	Sublicense Agreement by and between TG Therapeutics, Inc. and Checkpoint Therapeutics, Inc., dated May 26, 2016.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2016.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2016.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2016.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2016.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

* Subject to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: August 9, 2016	By:	/s/ Sean A. Power
Sean A. Power Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

10.1	Sublicense Agreement by and between TG Therapeutics, Inc. and Checkpoint Therapeutics, Inc., dated May 26, 2016.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2016.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2016.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2016.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2016.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).