Form 10-Q
period 2016-09-30
TG THERAPEUTICS, INC.
filed 2016-11-09
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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
Yes ☐ No ☒

There were 54,731,109 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 1, 2016.

TG THERAPEUTICS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TG Therapeutics, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$29,156,521	$55,061,329
Short-term investment securities	31,445,616	22,166,512
Interest receivable	108,458	186,021
Prepaid research and development	10,121,215	9,151,142
Other current assets	500,564	308,327
Total current assets	71,332,374	86,873,331
Restricted cash	582,184	579,143
Long-term investment securities	--	25,003,032
Leasehold interest	2,517,771	--
Equipment, net	327,674	47,122
Goodwill	799,391	799,391
Other assets	127,700	171,182
Total assets	$75,687,094	$113,473,201

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$15,550,129	$9,346,068
Accrued compensation	1,061,626	818,472
Current portion of deferred revenue	152,381	152,381
Notes payable	117,126	211,549
Total current liabilities	16,881,262	10,528,470
Deferred rent	793,968	--
Deferred revenue, net of current portion	1,257,143	1,371,429
Total liabilities	18,932,373	11,899,899
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share (10,000,000 shares authorized, none issued and outstanding as of September 30, 2016 and December 31, 2015)	--	--
Common stock, $0.001 par value per share (150,000,000 shares authorized, 54,765,890 and 54,095,110 shares issued, 54,724,581 and 54,053,801 shares outstanding at September 30, 2016 and December 31, 2015, respectively)	54,766	54,095
Contingently issuable shares	6	6
Additional paid-in capital	269,646,963	259,887,464
Treasury stock, at cost, 41,309 shares at September 30, 2016 and December 31, 2015	(234,337)	(234,337)
Accumulated deficit	(212,712,677)	(158,133,926)
Total stockholders’ equity	56,754,721	101,573,302
Total liabilities and stockholders’ equity	$75,687,094	$113,473,201

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
Condensed Consolidated Statements of Operations
 (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

License revenue	$38,096	$38,096	$114,286	$114,286

Costs and expenses:
Research and development:
Noncash compensation	919,648	35,756	1,873,730	2,733,110
Other research and development	20,878,108	11,538,246	45,075,097	29,719,891
Total research and development	21,797,756	11,574,002	46,948,827	32,453,001

General and administrative:
Noncash compensation	1,914,390	1,204,278	4,307,670	10,106,938
Other general and administrative	1,251,421	1,085,400	3,798,859	3,094,362
Total general and administrative	3,165,811	2,289,678	8,106,529	13,201,300

Total costs and expenses	24,963,567	13,863,680	55,055,356	45,654,301

Operating loss	(24,925,471)	(13,825,584)	(54,941,070)	(45,540,015)

Other (income) expense:
Interest income	(87,965)	(55,977)	(265,456)	(109,660)
Other income	(33,042)	--	(33,042)	--
Interest expense	211,538	246,527	674,699	730,710
Change in fair value of notes payable	(184,975)	(360,218)	(738,520)	(824,231)
Total other income	(94,444)	(169,668)	(362,319)	(203,181)

Net loss	$(24,831,027)	$(13,655,916)	$(54,578,751)	$(45,336,834)

Basic and diluted net loss per common share	$(0.50)	$(0.28)	$(1.11)	$(1.01)

Weighted average shares used in computing basic and diluted net loss per common share	49,203,277	47,946,309	48,961,582	44,810,352

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock				Treasury Stock
	Shares	Amount	Contingently issuable shares	Additional paid-in capital	Shares	Amount	Accumulated Deficit	Total
Balance at January 1, 2016	54,095,110	$54,095	$6	$259,887,464	41,309	$(234,337)	$(158,133,926)	$101,573,302
Issuance of common stock in connection with exercise of warrants	44,541	45		100,851				100,896
Issuance of common stock in connection with conversion of notes payable	3,201	3		30,598				30,601
Issuance of restricted stock	261,000	261		(261)				--
Forfeiture of restricted stock	(34,773)	(35)		35				--
Issuance of common stock in At-the-Market offering (net of offering costs of $122,497)	396,811	397		3,446,876				3,447,273
Compensation in respect of restricted stock granted to employees, directors and consultants				6,181,400				6,181,400
Net loss							(54,578,751)	(54,578,751)
Balance at September 30, 2016	54,765,890	$54,766	$6	$269,646,963	41,309	$(234,337)	$(212,712,677)	$56,754,721

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,578,751)	$(45,336,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of long-term securities	(33,042)	--
Noncash stock compensation expense	6,181,400	12,840,048
Depreciation	42,464	10,326
Amortization of premium on investment securities	367,673	377,770
Change in fair value of notes payable and accrued interest	(63,822)	(93,522)
Changes in assets and liabilities:
Increase in restricted cash	(3,041)	(3,114)
Increase in prepaid research and development and other current assets	(1,162,310)	(4,055,116)
Increase in leasehold interest	(2,517,771)	--
Decrease (increase) in accrued interest receivable	77,563	(73,011)
Increase in other assets	(3,523)	--
Increase in accounts payable and accrued expenses	6,447,215	4,658,128
Increase in deferred rent	793,968	--
Decrease in deferred revenue	(114,286)	(114,286)
Net cash used in operating activities	(44,566,263)	(31,789,611)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(323,015)	(59,194)
Investment in held-to-maturity securities	(15,199,922)	(40,955,137)
Proceeds from maturity of short-term securities	18,000,000	13,850,000
Proceeds from the sale of long-term securities	12,589,219	--
Net cash provided by (used in) investing activities	15,066,282	(27,164,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrants	100,896	1,009,985
Proceeds from sale of common stock, net	3,504,261	67,760,517
Financing costs	(9,984)	(68,404)
Net cash provided by financing activities	3,595,173	68,702,098

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,904,808)	9,748,156

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,061,329	55,713,784

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,156,521	$65,461,940

NONCASH TRANSACTIONS
Reclassification of deferred financing costs to additional paid-in capital	$(56,988)	$(63,788)
Conversion of convertible notes payable to common stock	$30,601	$--

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015. The accompanying condensed December 31, 2015 balance sheet has been derived from these statements. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Liquidity and Capital Resources

We have incurred operating losses since our inception, expect to continue to incur operating losses for the foreseeable future, and may never attain profitable operations. As of September 30, 2016, we have an accumulated deficit of approximately $212.7 million.

Our major sources of cash have been proceeds from the private placement and public offering of equity securities. We have not yet commercialized any of our drug candidates and cannot be sure if we will ever be able to do so. Even if we commercialize one or more of our drug candidates, we may not become profitable. Our ability to achieve profitability depends on many factors, including our ability to obtain regulatory approval for our drug candidates; successfully completing any post-approval regulatory obligations; and successfully commercializing our drug candidates alone or with one or more partners. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

As of September 30, 2016, we had approximately $60.7 million in cash, cash equivalents, investment securities, and interest receivable, which we believe will be sufficient to fund the company’s planned operations into the first half of 2018. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current strategic plan, including the commercialization of any of our drug candidates.

Our common stock is listed on the Nasdaq Capital Market and trades under the symbol “TGTX.”

Recently Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 amends the guidance in Accounting Standards Codification (“ASC” or “Codification”) 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The amendments in ASU 2016-15 add or clarify guidance on eight cash flow issues:

●
Debt prepayment or debt extinguishment costs.
●
Settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing.
●
Contingent consideration payments made after a business combination.
●
Proceeds from the settlement of insurance claims.
●
Proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies.
●
Distributions received from equity method investees.
●
Beneficial interests in securitization transactions.
●
Separately identifiable cash flows and application of the predominance principle.

ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted for all entities. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. The provisions of this standard are not expected to significantly impact the Company.

In May 2016, the FASB issued ASU No. 2016-11, “Rescission of SEC Guidance Because of Accounting Standards Update 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” (“ASU 2016-11”). ASU 2016-11 rescinds certain SEC guidance from the FASB Codification in response to announcements made by the SEC staff at the Emerging Issues Task Force’s March 3, 2016 meeting. Specifically, ASU 2016-11 supersedes SEC observer comments on the following topics:

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

Restricted Cash

We record cash pledged or held in trust as restricted cash. As of September 30, 2016 and December 31, 2015, we have approximately $0.6 million of restricted cash pledged to secure a line of credit as a security deposit for an Office Agreement (see Note 8).

Investment Securities

Investment securities at September 30, 2016 and December 31, 2015 consist of short-term and long-term government securities. We classify these securities as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.

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

Revenue Recognition

We recognize license revenue in accordance with the revenue recognition guidance of the FASB Codification. We analyze each element of our licensing agreement to determine the appropriate revenue recognition. The terms of the license agreement may include payments to us of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. We recognize revenue from upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. We recognize milestone payments as revenue upon the achievement of specified milestones only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract.

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

                     Prepaid research and development in our consolidated balance sheets includes, among other things, certain costs related to development and manufacturing services. These development and manufacturing agreements often require payments in advance of services performed or goods received. Accordingly, as of September 30, 2016 and December 31, 2015, we recorded approximately $10.1 million and $9.2 million of prepaid development and manufacturing services, respectively, in prepaid research and development related to such advance agreements.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share of our common stock is calculated by dividing net loss applicable to the common stock by the weighted average number of our common stock outstanding for the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because we incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented. The amounts of potentially dilutive securities excluded from the calculation were 6,664,591 and 5,634,005 for the three and nine months ended September 30, 2016 and 2015, respectively. The following outstanding shares of potentially dilutive securities were excluded from the computation of net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three and Nine Months Ended September 30,
	2016	2015
Unvested restricted stock	5,507,250	4,404,805
Warrants	1,142,208	1,211,177
Shares issuable upon note conversion	15,133	18,023

Total	6,664,591	5,634,005

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

NOTE 2 – CASH AND CASH EQUIVALENTS

The following tables summarize our cash and cash equivalents at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

Money market funds	$24,316,496	$8,265,583
Checking and bank deposits	4,840,025	46,795,746
Total	$29,156,521	$55,061,329

NOTE 3 – INVESTMENT SECURITIES

Our investments as of September 30, 2016 and December 31, 2015 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost. During the three months ended September 30, 2016, we liquidated our long-term investment securities with a net carrying amount of approximately $12.6 million, realizing a gain of approximately $33,000 on the sale. The decision to sell our long-term securities was made due to market rate conditions on long-term securities coupled with the recognized gain we were able to yield on the sale of the securities.

The following tables summarize our investment securities at September 30, 2016 and December 31, 2015:

	September 30, 2016
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between October 2016 and September 2017) (held-to-maturity)	$31,445,616	$19,363	$--	$31,464,979

Total short-term investment securities	$31,445,616	$19,363	$--	$31,464,979

	December 31, 2015
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2016 and December 2016) (held-to-maturity)	$22,166,512	$--	$22,822	$22,143,690

Long-term investments:
Obligations of domestic governmental agencies (maturing between January 2017 and December 2017) (held-to-maturity)	25,003,032	--	85,846	24,917,186
Total short-term and long-term investment securities	$47,169,544	$--	$108,668	$47,060,876

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

As of September 30, 2016 and December 31, 2015, the fair values of cash and cash equivalents, restricted cash, and notes and interest payable, approximate their carrying value.

At the time of our merger (we were then known as Manhattan Pharmaceuticals, Inc.) with Ariston Pharmaceuticals, Inc. (“Ariston”) in March 2010, Ariston issued $15.5 million of five-year 5% notes payable (the “5% Notes”) in satisfaction of several note payable issuances. The 5% Notes and accrued and unpaid interest thereon are convertible at the option of the holder into common stock at the conversion price of $1,125 per share. Ariston agreed to make quarterly payments on the 5% Notes equal to 50% of the net product cash flow received from the exploitation or commercialization of Ariston’s product candidates, AST-726 and AST-915. We have no obligations under the 5% Notes aside from (a) 50% of the net product cash flows from Ariston’s product candidates, if any, payable to noteholders; and (b) the conversion feature, discussed above.

The cumulative liability to the Ariston subsidiary including accrued and unpaid interest of the 5% Notes was approximately $17.0 million at September 30, 2016 and $19.9 million at December 31, 2015. No payments have been made on the 5% Notes as of September 30, 2016.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

As of December 31, 2013, as a result of expiring intellectual property rights and other factors, it was determined that net product cash flows from AST-726 were unlikely. As we have no other obligations under the 5% Notes aside from the net product cash flows and the conversion feature, the conversion feature was used to estimate the 5% Notes’ fair value as of September 30, 2016 and December 31, 2015. The assumptions, assessments and projections of future revenues are subject to uncertainties, difficult to predict, and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our condensed consolidated financial statements.

The following tables provide the fair value measurements of applicable financial liabilities as of September 30, 2016 and December 31, 2015:

	Financial liabilities at fair value as of September 30, 2016
	Level 1	Level 2	Level 3	Total

5% Notes	$--	$--	$117,126	$117,126
Total	$--	$--	$117,126	$117,126

	Financial liabilities at fair value as of December 31, 2015
	Level 1	Level 2	Level 3	Total

5% Notes	$--	$--	$211,549	$211,549
Total	$--	$--	$211,549	$211,549

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

The following table summarizes the changes in Level 3 instruments during the nine months ended September 30, 2016:

Fair value at December 31, 2015	$211,549
Interest accrued on face value of 5% Notes	674,699
Conversion of 5% notes	(30,601)
Change in fair value of Level 3 liabilities	(738,521)
Fair value at September 30, 2016	$117,126

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

In April and May of 2016, we sold a total of 396,811 shares of common stock under the 2015 ATM for aggregate total gross proceeds of approximately $3.6 million at an average selling price of $9.00 per share, resulting in net proceeds of approximately $3.5 million after deducting commissions and other transaction costs.

The 2015 S-3 is currently our only active shelf registration statement. After deducting shares already sold, including under the 2015 ATM, there is approximately $178 million of common stock that remains available for sale under the 2015 S-3. We may offer the securities under the 2015 S-3 from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that the 2015 S-3 provides us with the flexibility to raise additional capital to finance our operations as needed.

Equity Incentive Plans

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (“2012 Incentive Plan”) was approved by stockholders in June 2015. As of September 30, 2016, no options were outstanding and up to an additional 3,938,403 shares may be issued under the 2012 Incentive Plan.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted share activity for the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	7,359,915	$7.83
Granted	261,000	7.13
Vested	(578,892)	7.13
Forfeited	(34,773)	11.83
Outstanding at September 30, 2016	7,007,250	$7.82

Total expense associated with restricted stock grants was approximately $2.8 million and $1.2 million during the three months ended September 30, 2016 and 2015, respectively, and $6.2 million and $12.8 million during the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there was approximately $15.8 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted average period of 1.64 years. This amount does not include, as of September 30, 2016, 411,172 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones; and 2,306,958 shares of restricted stock outstanding issued to non-employees, the expense for which is determined each reporting period at the measurement date. The expense is recognized over the vesting period of the award. Until the measurement date is reached for milestone awards, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date.

Warrants

The following table summarizes warrant activity for the nine months ended September 30, 2016:

	Warrants	Weighted average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2015	1,186,749	$2.37	$11,341,452
Issued	--	--
Exercised	(44,541)	2.26
Expired	--	--
Outstanding at September 30, 2016	1,142,208	$2.38	$6,125,109

Stock-Based Compensation

We did not grant any stock options during the nine months ended September 30, 2016 and 2015.

The following table summarizes stock-based compensation expense information about restricted stock and stock options for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Stock-based compensation expense associated with restricted stock	$2,834,038	$1,240,034	$6,181,400	$12,840,048
	$2,834,038	$1,240,034	$6,181,400	$12,840,048

NOTE 6 – NOTES PAYABLE

The following is a summary of notes payable:

	September 30, 2016			December 31, 2015
	Current portion, net	Non-current portion, net	Total	Current portion, net	Non-current portion, net	Total
Convertible 5% Notes Payable	$117,126	$-	$117,126	$211,549	$-	$211,549
Total	$117,126	$-	$117,126	$211,549	$-	$211,549

Convertible 5% Notes Payable

The 5% Notes and accrued and unpaid interest thereon are convertible at the option of the holder into common stock at the conversion price of $1,125 per share. We have no obligation under the 5% Notes aside from (a) 50% of the net product cash flows from Ariston’s product candidates, if any, payable to noteholders; and (b) the conversion feature, discussed above. Interest accrues monthly, is added to principal on an annual basis, every March 8, and is payable at maturity, which was March 8, 2015 (see Note 4 for further details).

The cumulative liability including accrued and unpaid interest of these notes was approximately $17.0 million at September 30, 2016 and $19.9 million at December 31, 2015. No payments have been made on the 5% Notes as of September 30, 2016.

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

An upfront payment of $2.0 million which was received in December 2012 (net of $0.3 million of income tax withholdings), is recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $38,000 for each of the three months ended September 30, 2016 and 2015, and approximately $0.1 million for each of the nine months ended September 30, 2016 and 2015 and, at September 30, 2016 and December 31, 2015, have deferred revenue of approximately $1.4 million and $1.5 million, respectively, associated with this $2.0 million payment (approximately $0.2 million of which has been classified in current liabilities at September 30, 2016 and December 31, 2015).

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

Under the terms of the LFB License Agreement, we utilize LFB Group for certain development and manufacturing services. We incurred expenses of $1.9 million and $2.5 million during the three months ended September 30, 2016 and 2015, respectively, and $4.3 million and $4.9 million during the nine months ended September 30, 2016 and 2015, respectively, which have been included in other research and development expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2016 and December 31, 2015, we had approximately $0.3 million and $2.1 million, respectively, recorded in accounts payable related to the LFB License Agreement. In conjunction with the development and manufacturing services discussed above, certain agreements between us and LFB Group require payments in advance of services performed or goods delivered. Accordingly, as of September 30, 2016 and December 31, 2015, we recorded approximately $3.1 million and $3.0 million, respectively, in prepaid research and development for such advance payments.

Other Parties

In March 2014, we entered into a shared services agreement (the “Opus Shared Services Agreement”) with Opus Point Partners Management, LLC (“Opus”) in which the parties agreed to share the costs of a rented facility and certain other services. Our Executive Chairman and Interim Chief Executive Officer is a Managing Member of Opus. During the three and nine months ended September 30, 2016, we incurred expenses of approximately $0 and $0.1 million, respectively, principally for rent, related to this agreement. The Opus Shared Services Agreement is no longer in effect as we began occupying new space in April 2016.

In October 2014, we entered into an agreement (the “Office Agreement”) with Fortress Biotech, Inc. (“Fortress”), to occupy approximately 45% of the 24,000 square feet of New York City office space leased by Fortress, which is now our corporate headquarters. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.1 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. During the nine months ended September 30, 2016, we recorded rent expense of approximately $1.0 million and at September 30, 2016, have deferred rent of approximately $0.8 million. Mr. Weiss, our Executive Chairman and Interim CEO, is also Executive Vice Chairman of Fortress.

During the nine months ended September 30, 2016, we agreed to pay Fortress $2.7 million for our portion of the build out costs, which have been allocated to us at the 45% rate mentioned above. The allocated build-out costs have been recorded in Leasehold Interest and will be amortized over the 15-year term of the Office Agreement. After an initial commitment period of the 45% rate for a period of three (3) years, we and Fortress will determine actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. As of September 30, 2016, we had approximately $0.4 million recorded in accounts payable related mostly to the upfront leasehold interest. Also in connection with this lease, in October 2014 we pledged $0.6 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying condensed consolidated balance sheets.

In July 2015, we entered into a Shared Services Agreement (the “Shared Services Agreement”) with Fortress to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. This Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $0.5 million for shared services for the nine months ended September 30, 2016, primarily related to shared personnel.

In May 2016, as part of a broader agreement with Jubilant, an India-based biotechnology company, we entered into the JBET Agreement with Checkpoint, a subsidiary of Fortress, for the development and commercialization of Jubilant’s novel BET inhibitor program in the field of hematological malignancies. We paid Checkpoint an up-front licensing fee of $1.0 million as part of the JBET Agreement. As of September 30, 2016, we had approximately $0.3 million recorded in accounts payable, related to the JBET Agreement. Mr. Weiss is also the Executive Chairman of Checkpoint.

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

In addition, we have announced our intent of evaluating TG-1101 for the treatment of certain autoimmune diseases. Currently, TG-1101 is being evaluated in a Phase 2 study for the treatment of Multiple Sclerosis (MS) and in an investigator initiated Phase 1 study for the treatment of acute neuromyelitis optica (NMO) relapses, with additional autoimmune related indications planned to be studied. Preliminary data from this Phase 1 study in NMO was presented at the 32nd Congress of the European Committee for Treatment and Research in Multiple Sclerosis (ECTRIMS), in London, UK in September 2016. Data from the poster presentation demonstrated that TG-1101 was well tolerated with minimal adverse events (AEs) observed and rapid and robust B-cell depletion observed following a single 450 mg infusion of TG-1101. In August 2016, it was also announced that TG-1101 received orphan drug designation for the Treatment of Neuromyelitis Optica and Neuromyelitis Optica Spectrum Disorder.

Further details on our priority ongoing combination trials for TG-1101 are as follows:

TG-1101 + Ibrutinib Phase 3 Study Program – The GENUINE Trial

The GENUINE trial is a randomized controlled clinical trial in patients with previously treated CLL with specific high-risk cytogenetic abnormalities, with patients randomized to receive either TG-1101 plus ibrutinib or ibrutinib alone. In October 2016, we announced revisions to the design of the GENUINE study to accelerate its completion. Initially the study was being conducted pursuant to a Special Protocol Assessment (SPA) with the U.S. Food and Drug Administration (FDA), and was designed to enroll approximately 330 patients, with a two-part analysis of both overall response rate (ORR) and progression-free survival (PFS). The trial was amended in October 2016 to now enroll approximately 120 patients, with the PFS analysis component removed. The sole primary endpoint of the study is now ORR, and the SPA is no longer in effect. We expect to complete enrollment in the revised trial by year end 2016, and will have topline data available in the first half of 2017. If the results of the study are positive, we plan to request a pre-BLA meeting to discuss the data and a filing strategy with the FDA. We have communicated with the FDA regarding our intention to file a Biologics Licensing Application (BLA) for accelerated approval if the results of the amended study are positive and the FDA has agreed that a pre-BLA meeting can be requested based on ORR data from the GENUINE study.

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

          The study, entitled "A Phase 2b Randomized Study to Assess the Efficacy and Safety of the Combination of Ublituximab + TGR-1202 and TGR-1202 alone in Patients with Previously Treated Diffuse Large B-Cell Lymphoma," is being led by Owen A. O'Connor, MD, PhD, Professor of Medicine and Experimental Therapeutics, and Director of the Center for Lymphoid Malignancies at Columbia University Medical Center. The primary objective of the study is to assess the efficacy of TGR-1202 alone and in combination with TG-1101 in patients with previously treated DLBCL as measured by Overall Response Rate (ORR). The study will also provide important information as to the contribution of each agent, TGR-1202 and TG-1101, to the combination regimen of both agents. In addition to monitoring for safety and efficacy this study will analyze the impact of cell of origin (GCB vs. non-GCB), mutational status and select biomarkers of efficacy.

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

Updates for TGR-1202

In August 2016, we announced that TGR-1202 had received orphan drug designation for the treatment of CLL.

In October 2016, a manuscript titled, "Silencing c-Myc Translation as a Therapeutic Strategy through Targeting PI3K Delta and CK1 Epsilon in Hematological Malignancies," was published online in the First Edition section of Blood, the Journal of the American Society of Hematology. The publication presents preclinical data describing the synergy of TGR-1202 with the proteasome inhibitor carfilzomib and the unique effects of the combination to silence c-Myc in various preclinical lymphoma and myeloma models. In addition, the manuscript for the first time reports on TGR-1202's unique complimentary mechanism of inhibiting the protein kinase casein kinase-1 (CK1) epsilon, which may contribute to the silencing of c-Myc and explain TGR-1202's clinical activity in aggressive lymphoma, including Diffuse Large B-cell Lymphoma (DLBCL).

Clinical Trials Overview and Recent Developments

Initial clinical development of TGR-1202 was focused on establishing preliminary safety and efficacy in a wide variety of hematologic malignancies. Upon identification of safe and active doses of TGR-1202, a combination clinical trial program was opened, exploring TGR-1202 in combination with a variety of agents. In addition to the previously described studies in combination with TG-1101, our current combination clinical trials that are ongoing or have been completed for TGR-1202 are:

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

Our results of operations include non-cash compensation expenses as a result of the grants of restricted stock. Compensation expense for awards of options and restricted stock granted to employees and directors represents the fair value of the award recorded over the respective vesting periods of the individual awards. The expense is included in the respective categories of expense in the condensed consolidated statements of operations. We expect to continue to incur significant non-cash compensation expenses.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2016 and 2015

License Revenue. License revenue was $38,096 for each of the three months ended September 30, 2016 and 2015. License revenue is related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $919,648 for the three months ended September 30, 2016, as compared to $35,756 during the comparable period in 2015. The increase in noncash compensation expense was primarily related to restricted stock grants to personnel in 2016 and a decrease in the measurement date fair value of certain consultant restricted stock during the period ended September 30, 2015.

Other Research and Development Expenses. Other research and development expenses increased by $9,339,862 to $20,878,108 for the three months ended September 30, 2016, as compared to $11,538,246 for the three months ended September 30, 2015. The increase was mainly due to the ongoing clinical development programs and related manufacturing costs for TG-1101 and TGR-1202 during the three months ended September 30, 2016. We expect our other research and development costs to increase for the remainder of 2016 as the enrollment of additional patients in our Phase 3 clinical trials increases and we prepare for launch.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants increased by $710,112 to $1,914,390 for the three months ended September 30, 2016, as compared to $1,204,278 for the three months ended September 30, 2015. The increase in noncash compensation expense was primarily related to restricted stock granted to executive personnel and a decrease in the measurement date fair value of certain consultant restricted stock during the three months ended September 30, 2015.

Other General and Administrative Expenses. Other general and administrative expenses increased by $166,021 to $1,251,421 for the three months ended September 30, 2016, as compared to $1,085,400 for the three months ended September 30, 2015. The increase was due primarily to the straight-line rent expense of our new office space, as well as increased personnel and other general and administrative costs. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2016.

Other (Income) Expense. Other income decreased by $75,224 to $94,444 for the three months ended September 30, 2016, as compared to $169,668 for the three months ended September 30, 2015. The decrease is mainly due to a decrease in the change in fair value of notes payable for the three months ended September 30, 2016.

Nine months ended September 30, 2016 and 2015

License Revenue. License revenue was $114,286 for each of the nine months ended September 30, 2016 and 2015. License revenue for the nine months ended September 30, 2016 and 2015 was related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $1,873,730 for the nine months ended September 30, 2016, as compared to $2,733,110 during the comparable period in 2015. The decrease in noncash compensation expense was primarily related to milestone-based vesting of restricted stock grants to non-executive personnel in the nine months ended September 30, 2015, and a decrease in the measurement date fair value of certain consultant restricted stock during the period ended September 30, 2016.

Other Research and Development Expenses. Other research and development expenses increased by $15,355,206 to $45,075,097 for the nine months ended September 30, 2016, as compared to $29,719,891 for the nine months ended September 30, 2015. The increase in other research and development expenses was due primarily to a $1.0 million licensing fee for the Jubilant sub-license agreement, as well as the ongoing clinical development programs and related manufacturing costs for TG-1101 and TGR-1202 during the nine months ended September 30, 2016. We expect our other research and development costs to increase for the remainder of 2016 as enrollment of additional patients in our Phase 3 clinical trials increases and we prepare for launch.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants decreased by $5,799,268 to $4,307,670 for the nine months ended September 30, 2016, as compared to $10,106,938 for the nine months ended September 30, 2015. The decrease in noncash compensation expense was primarily related to greater measurement date fair values of certain consultant restricted stock during the nine months ended September 30, 2015.

Other General and Administrative Expenses. Other general and administrative expenses increased by $704,497 to $3,798,859 for the nine months ended September 30, 2016, as compared to $3,094,362 for the nine months ended September 30, 2015. The increase was due primarily to the straight-line rent expense of our new office space, as well as increased personnel and other general and administrative costs. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2016.

Other (Income) Expense. Other income increased by $159,138 to $362,319 for the nine months ended September 30, 2016, as compared to $203,181 for the nine months ended September 30, 2015. The increase is mainly due to an increase in interest income for the nine months ended September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash have been from the sale of equity securities, warrant exercises, and the upfront payment from our Sublicense Agreement with Ildong. We have not yet commercialized any of our drug candidates and cannot be sure if we will ever be able to do so. Even if we commercialize one or more of our drug candidates, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to obtain regulatory approval for our drug candidates, successfully complete any post-approval regulatory obligations and successfully commercialize our drug candidates alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

As of September 30, 2016, we had approximately $60.7 million in cash and cash equivalents, investment securities, and interest receivable.

As of September 30, 2016 we anticipate that our cash and cash equivalents and investments will be sufficient to fund the company’s planned operations into the first half of 2018. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Cash used in operating activities for the nine months ended September 30, 2016 was $44,566,263 as compared to $31,789,611 for the nine months ended September 30, 2015. The increase in cash used in operating activities was due primarily to increased expenditures associated with our clinical development programs for TG-1101 and TGR-1202.

For the nine months ended September 30, 2016, net cash provided by investing activities was $15,066,282 as compared to net cash used in investing activities of $27,164,331 for the nine months ended September 30, 2015. The increase in net cash provided by investing activities was primarily due to the maturity and sale of treasury securities during the nine months ended September 30, 2016.

For the nine months ended September 30, 2016 and 2015, net cash provided by financing activities of $3,595,173 and $68,702,098 related to our ATM program, as well as proceeds from the exercise of warrants.

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

Revenue Recognition. We recognize license revenue in accordance with the revenue recognition guidance of the FASB Codification. We analyze each element of our licensing agreement to determine the appropriate revenue recognition. The terms of the license agreement may include payments to us of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. We recognize revenue from upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. We recognize milestone payments as revenue upon the achievement of specified milestones only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract.

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

Accounting Related to Goodwill. As of September 30, 2016 and December 31, 2015, there was $799,391 of goodwill on our condensed consolidated balance sheets. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 amends the guidance in Accounting Standards Codification (“ASC” or “Codification”) 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The amendments in ASU 2016-15 add or clarify guidance on eight cash flow issues:

●
Debt prepayment or debt extinguishment costs.
●
Settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing.
●
Contingent consideration payments made after a business combination.
●
Proceeds from the settlement of insurance claims.
●
Proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies.
●
Distributions received from equity method investees.
●
Beneficial interests in securitization transactions.
●
Separately identifiable cash flows and application of the predominance principle.

ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted for all entities. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. The provisions of this standard are not expected to significantly impact the Company.

In May 2016, the FASB issued ASU No. 2016-11, “Rescission of SEC Guidance Because of Accounting Standards Update 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” (“ASU 2016-11”). ASU 2016-11 rescinds certain SEC guidance from the FASB Codification in response to announcements made by the SEC staff at the Emerging Issues Task Force’s March 3, 2016 meeting. Specifically, ASU 2016-11 supersedes SEC observer comments on the following topics:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of September 30, 2016, our portfolio of financial instruments consists of cash equivalents, including bank deposits, and investments. Due to the short-term nature of our investments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For example, we recently announced the filing of an amended protocol for the GENUINE Phase 3 (TG-1101 in previously treated patients with high-risk CLL) trial to evaluate the effect of the addition of TG-1101 to ibrutinib on overall response rate, which reduced the enrollment target from approximately 330 to 120 randomized patients and eliminated the progression free survival component of the study. Given that this change to the protocol, this study is no longer being conducted pursuant to the SPA and there can be no assurance given that the FDA’s review of the results achieved from the amended protocol will lead to the granting of a pre-BLA meeting, or an accelerated approval for TG-1101.

Any product candidates we may advance into clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates or any future product candidates are subject to extensive regulation by the FDA in theUnited States and by comparable health authorities worldwide or in foreign markets. In the United States, we are not permitted to market our product candidates until we receive approval of a BLA or NDA from the FDA. The process of obtaining BLA and NDA approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Approval policies or regulations may change and the FDA has substantial discretion in the pharmaceutical approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Even with “fast track” or “priority review” status which we intend to seek for our product candidates, such designations do not necessarily mean a faster development process or regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. In addition, the FDA may require post-approval clinical trials or studies which also may be costly. The FDA approval for a limited indication or approval with required warning language, such as a boxed warning, could significantly impact our ability to successfully market our product candidates. Finally, the FDA may require adoption of a Risk Evaluation andMitigation Strategy (REMS) requiring prescriber training, post-market registries, or otherwise restricting the marketing and dissemination of these products. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. Assuming successful clinical development, we intend to seek product approvals in countries outside the United States. As a result, we would be subject to regulation by the European Medicines Agency (“EMA”), as well as the other regulatory agencies in many of these countries, and other regulatory agencies around the world.

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
●
reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time to time and may vary significantly among different CROs and trial sites
●
obtaining sufficient quantities of a product candidate for use in clinical trials;
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

Once a clinical trial has begun, patient recruitment and enrollment may be slower than we anticipate or slower than initial trends indicate. Clinical trials may also be delayed as a result of ambiguous or negative interim results. Further, a clinical trial may be suspended or terminated by us, an IRB, an ethics committee or a Data Safety and Monitoring Committee overseeing the clinical trial, any of our clinical trial sites with respect to that site or the FDA or other regulatory authorities due to a number of factors, including:

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

As of November 1, 2016, we had fifty-eight full and part time employees. Over time, we will need to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue research and development activities, and commercialize our product candidates. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth, and various projects requires that we:
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

As of September 30, 2016, we had approximately $60.7 million in cash, cash equivalents, investment securities, and interest receivable, which we believe will be sufficient to fund the company’s planned operations into the first half of 2018. As a result, we will need additional capital to continue our operations beyond that time. Required additional sources of financing to continue our operations in the future might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned preclinical and clinical trials or obtain approval of any of our product candidates from the FDA or any foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which would have a dilutive effect to stockholders.

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

We have never been profitable and, as of September 30, 2016, we had an accumulated deficit of $212.7 million. We have generated operating losses in all periods since we were incorporated. We expect to make substantial expenditures resulting in increased operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial efforts for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2016.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2016.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2016.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2016.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: November 9, 2016	By:	/s/ Sean A. Power
Sean A. Power Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2016.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2016.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2016.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2016.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).