Form 10-K
period 2016-12-31
TG THERAPEUTICS, INC.
filed 2017-03-16
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016.
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.

Commission File Number 1-32639

TG THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3898269 (I.R.S. Employer Identification No.)

2 Gansevoort St. 9th Floor New York, New York (Address of principal executive offices)	10014 (Zip Code)

Registrant’s telephone number, including area code: (212) 554-4484

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.001 Per Share (Title of Class)	The Nasdaq Capital Market (Name of Each Exchange on Which Registered)

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
Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was $221,001,116 as of June 30, 2016, based on the closing sale price of such stock as reported on the NASDAQ Capital Market.

There were 56,908,544 shares of the registrant’s common stock, $0.001 par value, outstanding as of March 1, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

TG THERAPEUTICS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

●
availability of reimbursement for our products;

●
estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments;

●
stock price and its volatility; and

●
expectations for future capital requirements.

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

ITEM 1. BUSINESS.

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases. Currently, the Company is developing two therapies targeting hematological malignancies. TG-1101 (ublituximab) is a novel, glycoengineered monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes. We are also developing TGR-1202, an orally available PI3K delta inhibitor. The delta isoform of PI3K is strongly expressed in cells of hematopoietic origin and is believed to be important in the proliferation and survival of B-lymphocytes. Both TG-1101 and TGR-1202 are in clinical development for patients with hematologic malignancies. We also have pre-clinical programs seeking to develop IRAK4 (interleukin-1 receptor-associated kinase 4) inhibitors, BET (Bromodomain and Extra Terminal) inhibitors, and anti-PD-L1 and anti-GITR antibodies.

We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates.

CORPORATE INFORMATION

We were incorporated in Delaware in 1993. Our executive offices are located at 2 Gansevoort St., 9th Floor, New York, New York 10014. Our telephone number is 212-554-4484, and our e-mail address is info@tgtxinc.com.

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
●
The UNITY-CLL Trial – a randomized controlled Phase 3 trial evaluating TG-1101 in combination with TGR-1202, the Company’s development stage PI3Kd inhibitor, for patients with front line and previously treated CLL;
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

Manufacturing of TG-1101 is currently performed by our partner, LFB Biotechnologies, and a secondary contract manufacturer based in the US.

Pre-Clinical Data Overview

The mechanism of action of anti-CD20 antibodies, including rituximab and TG-1101 has been elucidated and detailed in numerous academic and clinical studies. Upon conjugation of the antibody to the CD20 surface antigen, rituximab has been found to deplete B-lymphocytes through three primary mechanisms: ADCC, CDC, and DCD or PCD.

Antibody dependent cellular cytotoxicity, or ADCC, is a mechanism that is dependent on interactions between the Fc region of the antibody and the FccR receptors on immune system effector cells, most notably the FccRIIIA (CD16) receptor found on NK cells. These interactions trigger cells to release cytotoxic molecules and proteases resulting in B-cell death. TG-1101 is a third generation, type I chimeric IgG1 monoclonal antibody with a glycoengineered Fc region designed specifically to induce higher ADCC activity in comparison to rituximab, which has been demonstrated in pre-clinical models.

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

Preliminary data from this study was presented at the 50th American Society of Clinical Oncology (ASCO) 2014 Annual Meeting in Chicago, IL, and was recently published in full in the British Journal of Haematology and is summarized below:

TG-1101 was well tolerated at all dose levels tested in the 35 patients evaluable for safety, with Day 1 infusion related reactions (IRR) being the most frequently reported adverse event. The combined overall response rate (ORR) for the Phase 1 dose escalation component and expansion cohorts was 45% (32% PR, 13% CR) among the 31 rituximab relapsed/refractory patients evaluable for efficacy at the time of the presentation. TG-1101 displayed marked clinical activity as a single agent in a variety of lymphoma subtypes, reporting a 50% (3/6) response rate in patients with CLL and 53% (10/19) response rate in patients with indolent NHL (21% CR, 32% PR). Responses were durable, with a median duration of response of 9.2 months and duration of progression free survival (PFS) of 7.7 months (n=31) amongst evaluable patients.

TG-1101 in Combination with TGR-1202 for Relapsed/Refractory NHL & CLL

In November 2013, we initiated a multi-center, Phase I study to evaluate the safety and efficacy of the combination of TG-1101 and TGR-1202, the Company's novel, once per day, PI3Kd inhibitor, for patients with relapsed and/or refractory CLL and NHL. In this study, dosing of TGR-1202 commenced at 800mg (initial formulation) once per day (QD) with dose escalation proceeding in a 3+3 design. Dose-escalation up to 1200mg micronized formulation has been completed and expansion cohorts were also evaluated at various doses. Additional cohorts were added to this study to explore the triple therapy combination of TG-1101, TGR-1202, and ibrutinib and the triple therapy of TG-1101, TGR-1202 and bendamustine.

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

Preliminary data from the combination of TG-1101 + TGR-1202 + ibrutinib and TG-1101 + TGR-1202 + bendamustine were presented at the American Society of Clinical Oncology (ASCO) 2015 meeting and the American Society of Hematology (ASH) 2016 meeting respectively. Both combinations demonstrated acceptable levels of tolerability with promising activity and continue to enroll as of today.

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

Final data from this study was presented on the MCL cohort at the 57th Annual American Society of Hematology (ASH) meeting held in December 2015, and on the CLL cohort at the 13th International Congress on Malignant Lymphoma (ICML), held in June 2015 and recently published in full in the British Journal of Haematology and is summarized below:

In the CLL cohort, TG-1101 in combination with ibrutinib was well tolerated in the 45 patients evaluable for safety, with day 1 infusion related reactions (IRR) being the most frequently reported adverse event (regardless of causality). In the MCL cohort, the combination was well tolerated in the 15 patients evaluable for safety, with fatigue being the most frequently reported adverse event (regardless of causality). Overall, in both CLL and MCL, aside from day 1 IRR, the addition of TG-1101 did not appear to alter the safety profile seen historically with single agent ibrutinib. Of the 60 patients treated, 41 CLL and 15 MCL patients were evaluable for response. The combination displayed marked clinical activity, reporting an 88% (35/41) response rate in patients with CLL, a 95% (19/21) response rate in those CLL patients with high-risk cytogenetics, and an 87% (13/15) response rate in patients with MCL.

TG-1101 + Ibrutinib Phase 3 Study Program – The GENUINE Trial

The GENUINE trial is a randomized controlled clinical trial in patients with previously treated CLL with specific high-risk cytogenetic abnormalities, with patients randomized to receive either TG-1101 plus ibrutinib or ibrutinib alone. In October 2016, we announced revisions to the design of the GENUINE study to accelerate its completion. Initially the study was being conducted pursuant to a Special Protocol Assessment (SPA) with the U.S. Food and Drug Administration (FDA), and was designed to enroll approximately 330 patients, with a two-part analysis of both overall response rate (ORR) and progression-free survival (PFS). The trial was amended in October 2016 to enroll approximately 120 patients, with the PFS analysis component removed. Following the revisions, the sole primary endpoint of the study is ORR, and the SPA is no longer in effect. We have communicated with the FDA regarding our intention to file a Biologics Licensing Application (BLA) for accelerated approval and the FDA has agreed that a pre-BLA meeting can be requested based on ORR data from the GENUINE study.

On March 6, 2017, we announced positive topline results from our Phase 3 GENUINE clinical trial of TG-1101 plus ibrutinib in patients with previously treated high risk CLL. For the study, high risk was defined as having any one or more of the following: 17p deletion, 11q deletion or p53 mutation.The multicenter, randomized trial (NCT02301156), which assessed the efficacy and safety of TG-1101 plus ibrutinib, met its primary endpoint, demonstrating a statistically significant improvement in Overall Response Rate (ORR) compared to ibrutinib alone in both the Intent to Treat (ITT) population (p=0.001) and Treated population (p < 0.001). The ITT population includes all 126 randomized patients (64 in the TG-1101 + ibrutinib arm and 62 in the ibrutinib alone arm) while the Treated population includes all ITT patients that received at least one dose of either study drug (59 in the TG-1101 + ibrutinib arm and 58 in the ibrutinib alone arm).

Overall Response Rates

	TG-1101 plus Ibrutinib	Ibrutinib	P-value
Treated Population (n)	n=59	n=58
Overall Response Rate	80%	47%	P < 0.001

All responses were assessed by independent blinded central review using the iwCLL 2008 guidelines. Per iwCLL guidelines, responders require confirmation of response for a minimum duration of 2 months. As of the date of the analysis, each arm had responders that were awaiting confirmation visits which are scheduled to occur over the next two months. During the study it was infrequent (less than 3% in the combination arm) for initial responses to fail to be confirmed. Median follow-up for the study was approximately 12 months.

In addition to ORR, observed advantages were seen for the combination in a number of secondary and other efficacy measures, including radiographic Complete Response (CR) rate, Progression Free Survival and Time to Response. Sufficient data on MRD negative status and bone marrow confirmation of radiographic CRs were not available at the time of analysis. From a safety standpoint, the combination was well tolerated with a safety profile consistent with the Phase 2 study of ublituximab plus ibrutinib recently published in the British Journal of Haematology.

A full analysis of the Phase 3 GENUINE data along with detailed efficacy and safety results will be submitted for presentation at a medical meeting in the first half of 2017 and we plan to request a meeting with the FDA as soon as possible thereafter to discuss the filing of the data for accelerated approval.

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

Single Agent TG-1101 in Relapsing Forms of Multiple Sclerosis

In May 2016, we commenced our first study of TG-1101 in patients with relapsing remitting multiple sclerosis (RRMS), a chronic demyelinating disease of the central nervous system (CNS).

The study, entitled "A Placebo-Controlled Multi-Center Phase 2 Dose Finding Study of Ublituximab, a Third-Generation Anti-CD20 Monoclonal Antibody, in Patients with Relapsing Forms of Multiple Sclerosis," is being led by Edward Fox, MD, PhD, Director of the Multiple Sclerosis Clinic of Central Texas and Clinical Assistant Professor at the University of Texas Medical Branch in Round Rock, TX. The primary objective of the study is to determine the optimal dosing regimen for TG-1101 with a focus on accelerating infusion times. In addition to monitoring for safety and tolerability at each dosing cohort, B-cell depletion and established MS efficacy endpoints will also be evaluated.

In January 2017, we announced the completion of enrollment into Part 1 of this study and B-cell depletion data from patients treated to date. Part 1 of the study explored TG-1101 at an initial dose of 600 mg administered as a 150 mg infusion on day 1 and 450 mg infusion on day 15, followed by either 450 mg or 600 mg at week 24. The day 15 and week 24 doses were subject to accelerated infusion times by cohort, down to a 1-hour infusion by cohort 3. The median B-cell depletion for all patients in Part 1 was 99% and TG-1101 was well-tolerated with no grade 3/4 adverse events reported, including in patients receiving the one-hour infusion at the target Phase 3 dose and infusion rate. For Part 2 of the trial, the Company has added expansion cohorts and will explore accelerated dosing of the initial 150mg dose.

TGR-1202

Overview

The phosphoinositide-3-kinases (“PI3Ks”) are a family of enzymes involved in various cellular functions, including cell proliferation and survival, cell differentiation, intracellular trafficking, and immunity. There are four isoforms of PI3K (alpha, beta, delta, and gamma), of which the delta (d) isoform is strongly expressed in cells of hematopoietic origin, and often implicated in B-cell related lymphomas.

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

Clinical Data Overview and Recent Developments

Initial clinical development of TGR-1202 was focused on establishing preliminary safety and efficacy in a wide variety of hematologic malignancies. Upon identification of safe and active doses of TGR-1202, a combination clinical trial program was opened, exploring TGR-1202 in combination with a variety of agents. In addition to the previously described studies in combination with TG-1101, our current combination clinical trials that are ongoing or have been completed for TGR-1202 included:
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

TGR-1202 Combination Trials

TGR-1202 is being evaluated in combination with the anti-CD30 antibody drug conjugate, brentuximab vedotin, in patients with relapsed or refractory Hodgkin’s lymphoma; in combination with the BTK inhibitor, ibrutinib, in patients with CLL and MCL; and in combination with the JAK inhibitor, ruxolitinib, in patients with Myelofibrosis or Polycythemia Vera. Additional investigator sponsored trials are also underway which are combining TGR-1202 with other approved agents for the treatment of B-cell malignancies.

Preliminary data from studies evaluating TGR-1202 + brentuximab vedotin and TGR-1202 + ibrutinib were presented at the 58th Annual American Society of Hematology (ASH) meeting held in December 2016. Both combinations appeared well tolerated. In particular, the combination of TGR-1202 + ibrutinib resulted in an 88% (15 of 17) Overall Response Rate (ORR) (including Complete Response (CR), Partial Response (PR), and Partial Response with lymphocytosis (PR-L)) in patients with CLL, with 1 patient achieving a bone marrow confirmed CR and 5 patients with a > 80% nodal reduction, nearing radiographic CR.

It is anticipated that results from these studies will be presented or updated at future medical conferences.

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

Market Opportunity for TG-1101 & TGR-1202

Our lead products under development, TG-1101 and TGR-1202 are for the treatment of B-cell hematologic malignancies. Hematologic malignancies include cancers derived from the bone marrow and lymph tissue. The non-Hodgkin’s lymphomas (NHL) represent a heterogeneous subset of these malignancies. Underneath the single rubric of lymphoma exist some of the most aggressive growing cancers (Burkitt’s lymphoma, lymphoblastic lymphoma, diffuse large-B-cell lymphoma), as well as some of the most indolent (small lymphocytic lymphoma, follicular lymphoma, and marginal zone lymphoma). In the United States, NHL represents 4-5% of all new cancer cases, and is the eighth leading cause of cancer death. According to the American Cancer Society, it is estimated in 2017 that there will be 72,240 new cases in the United States, and 20,140 deaths from NHL, despite improvements in treatment. Chronic lymphocytic leukemia (CLL) affects mainly older adults and accounts for one quarter of all diagnosed cases of leukemia, of which there are estimated to be about 62,130 new cases and about 24,500 deaths (all kinds of leukemia) according to American Cancer Society estimates. Despite improvements in therapy, up to one third of patients with aggressive NHL continue to die from their disease, and indolent lymphomas remain incurable in the absence of allogeneic stem cell transplant. The treatment paradigm for hematologic malignancies is well standardized in front line settings, with the anti-CD20 monoclonal antibody, rituximab, administered generally in combination with chemotherapeutic agents. While front line therapies are generally efficacious, there are numerous downsides, including a high rate of toxicity associated with exposure to chemotherapeutic agents. While initially responsive, most patients with hematologic malignancies will eventually relapse and require second, third, and sometimes more lines of therapy. As a result, there is a pressing need for new, innovative, targeted therapies for the treatment of this heterogeneous group of diseases.

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

BET

In May 2016, as part of a broader agreement with Jubilant Biosys (“Jubilant”), an India-based biotechnology company, we entered into a sub-license agreement (“JBET Agreement”) with Checkpoint Therapeutics, Inc. (“Checkpoint”), a subsidiary of Fortress Biotech, Inc. (“FBIO”), for the development and commercialization of Jubilant’s novel BET inhibitor program in the field of hematological malignancies. The BET inhibitor program is the subject of a family of patents covering compounds that inhibit BRD4, a member of the BET (Bromodomain and Extra Terminal) domain for cancer treatment. Our BET inhibitor program is currently in pre-clinical development. Our Executive Chairman and CEO, is also Executive Vice Chairman of FBIO.

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

Product candidate	Target indication	Development status	Completion of phase	Estimated cost to complete phase
TG-1101 & TGR-1202	In combination in CLL patients	Phase III	2018*	Approximately $20 million
TG-1101 & TGR-1202	In combination in relapsed/refractory DLBCL patients	Phase IIb	2018	Approximately $5 million
*Completion of phase for this study indicates completion of portion of study, which, if successful, would support an accelerated approval

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

In the United States, we have, through our license agreement, access to 12 issued patents and 6 patent applications covering TG-1101 which expire between 2021 and 2033, excluding any patent term extensions, as well as granted and pending foreign counterpart patent filings related to these patent families.  These patents include claims related to the manufacture and use of TG-1101. The composition of matter patent for TG-1101 has been issued in the United States, which affords patent protection until 2029, exclusive of patent term extensions. Additionally, we have over 30 granted patents outside the US, and over 25 patent applications pending worldwide also including claims directed to the composition of matter and methods of treatment with TG-1101 in various settings.

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

PD-L1 and GITR

Pursuant to our Global Collaboration with Checkpoint, the intellectual property includes issued patents in a number of countries, including the United States and Europe, as well as pending patent applications in several countries elsewhere.  The PD-L1 segment of the portfolio includes patent applications pending in the United States, Australia, Canada, Europe, Israel and Korea.  Any patents maturing from these pending applications will expire no sooner than October 2033.  The GITR segment of the portfolio includes an International Application No. PCT/US2015/054010, filed in October 2015. Any national stage applications, which are pursued off of this international application (including one in the United States Patent and Trademark Office), would expire no earlier than October 2035.

BET

Pursuant to our JBET Agreement with Checkpoint, the in-licensed patent estate includes two international (PCT) applications filed in March 2016 (WO 2016/157221) and September 2016, respectively, claiming the benefit of two earlier-filed Indian provisional applications. Any patents maturing from this patent estate are expected to expire no sooner than March 2036.

The patent rights that we own or have licensed relating to our product candidates are limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market these product candidates. See “Item 1A – Risk Factors -- Risks Related to the Company’s Intellectual Property.”

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

PD-L1 and GITR

In March 2015, we entered into a Global Collaboration (the “Collaboration”) with Checkpoint Therapeutics, Inc. (“Checkpoint”), a subsidiary of FBIO for the development and commercialization of Checkpoint’s anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies.

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

BET

In May 2016, as part of a broader agreement with Jubilant Biosys (“Jubilant”), an India-based biotechnology company, we entered into a sub-license agreement (“JBET Agreement”) with Checkpoint for the development and commercialization of Jubilant’s novel BET inhibitor program in the field of hematological malignancies. The BET inhibitor program is the subject of a family of patents covering compounds that inhibit BRD4, a member of the BET (Bromodomain and Extra Terminal) domain for cancer treatment. Our BET inhibitor program is currently in pre-clinical development.

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

If approved, we expect TG-1101 to compete directly with Roche Group’s Rituxan® (rituximab) and Gazyva® (obinutuzumab), and Novartis' Arzerra® (ofatumumab) among others, each of which is currently approved for the treatment of various diseases including NHL and CLL. In addition, other pharmaceutical companies are developing anti-CD20 antibodies which, if approved, would potentially compete with TG-1101. New developments, including the development of other pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace.

With respect to TGR-1202, if approved, we expect to compete directly with Gilead’s Zydelig™ (idelalisib), as well as with other PI3K delta inhibitors which are currently in development, which, if approved, would potentially compete with TGR-1202, such as Verastem's duvelisib. In addition, there are numerous other novel therapies targeting similar pathways to TGR-1202 in development, which would also compete with TGR-1202 in similar indications, such as the BTK inhibitor, ibrutinib (FDA approved for Mantle Cell Lymphoma, CLL, Marginal Zone Lymphoma and Waldenstrom’s Macroglobulinemia marketed by AbbVie and Janssen), the BTK inhibitor acalabrutinib or ACP-196 (under clinical development by AstraZeneca), or the BCL-2 inhibitor venetoclax or ABT-199 (FDA approved for CLL and marketed by AbbVie and Roche), among others.

Additional information can be found under Item “1A - Risk Factors – Other Risks Related to Our Business” within this report.

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

●
that the drug is intended to treat a serious or life-threatening condition;

●
that the drug is intended to treat a serious aspect of the condition; and

●
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

●
Phase 1: The drug is administered to a small group of humans, either healthy volunteers or patients, to test for safety, dosage tolerance, absorption, metabolism, excretion, and clinical pharmacology.

●
Phase 2: Studies are conducted on a larger number of patients to assess the efficacy of the product, to ascertain dose tolerance and the optimal dose range, and to gather additional data relating to safety and potential adverse events.

●
Phase 3: Studies establish safety and efficacy in an expanded patient population.

●
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

●
slow patient enrollment due to the nature of the clinical trial plan, the proximity of patients to clinical sites, the eligibility criteria for participation in the study or other factors;

●
inadequately trained or insufficient personnel at the study site to assist in overseeing and monitoring clinical trials or delays in approvals from a study site’s review board;

●
longer treatment time required to demonstrate efficacy or determine the appropriate product dose;

●
insufficient supply of the drug candidates;

●
adverse medical events or side effects in treated patients; and

●
ineffectiveness of the drug candidates.

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

EMPLOYEES

As of March 1, 2017, we had sixty-four full and part-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

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

The sufficiency of our GENUINE trial design and results are subject to FDA’s discretion.

On March 6, 2017, we announced topline data from our Phase 3 “GENUINE” clinical trial of TG-1101 in combination with ibrutinib as a treatment for patients with previously treated high risk Chronic Lymphocytic Leukemia, or CLL. This trial, as originally designed, was prepared under FDA’s SPA procedures, in which FDA agrees in advance of commencement of a Phase III clinical trial that the trial’s design, clinical endpoints and statistical analyses will constitute a pivotal study for purposes of regulatory approval, assuming that the resulting data is sufficiently favorable. In October 2016, we amended the protocol, which had the effect of reducing the number of enrolled patients to approximately 120 and eliminating progression-free survival as a primary endpoint, leaving overall response rate as the sole primary endpoint. In doing so, we invalidated the trial’s SPA.

We believe that the trial design and the resulting data could support FDA approval, but that is a question wholly within FDA’s discretion to determine. Whether or not FDA accepts the data for filing will depend on FDA’s views on the adequacy of the filing. Consequently, there can be no assurance that FDA will approve TG-1101, or even whether FDA will agree to meet with us to discuss the matter.

A critical area of inquiry in the GENUINE clinical trial will be the overall response rate observed. As per applicable guidelines, responders require confirmation of response for a minimum duration of two months. As of the date of analysis, nine patients that demonstrated a response in the combination therapy arm of the trial were awaiting confirmation visits, which are expected to occur over the next two months. During the study, less than 3% of patients who demonstrated a response in the combination therapy arm of the trial failed to be a confirmed response at subsequent follow-up. Nevertheless, if one or more of the nine patients awaiting confirmation do not maintain their response at the next checkpoint, our previously reported results could be adversely affected, perhaps materially so, which could adversely affect the likelihood of regulatory approval.

Any product candidates we may advance ithroughclinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals or any accelerated or "fast track" status to commercialize our product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates or any future product candidates are subject to extensive regulation by the FDA in the United States and by comparable health authorities worldwide or in foreign markets. In the United States, we are not permitted to market our product candidates until we receive approval of a BLA or NDA from the FDA. The process of obtaining BLA and NDA approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Approval policies or regulations may change and the FDA has substantial discretion in the pharmaceutical approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Even with “fast track” or “priority review” status which we intend to seek for our product candidates where possible, including with regard to TG-1101, such designations do not necessarily mean a faster development process or regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. In addition, the FDA may require post-approval clinical trials or studies which also may be costly. The FDA approval for a limited indication or approval with required warning language, such as a boxed warning, could significantly impact our ability to successfully market our product candidates. Finally, the FDA may require adoption of a Risk Evaluation and Mitigation Strategy (“REMS”) requiring prescriber training, post-market registries, or otherwise restricting the marketing and dissemination of these products. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. Assuming successful clinical development, we intend to seek product approvals in countries outside the United States. As a result, we would be subject to regulation by the European Medicines Agency (“EMA”), as well as the other regulatory agencies in many of these countries, and other regulatory agencies around the world.

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

If approved, we expect TG-1101 to compete directly with Roche Group’s Rituxan® (rituximab) and Gazyva® (obinutuzumab or GA-101), and Novartis’ Arzerra® (ofatumumab) among others, each of which is currently approved for the treatment of various diseases including NHL and CLL. In addition, a number of pharmaceutical companies are developing antibodies targeting CD20, CD19, and other B-cell associated targets, chimeric antigen receptor T-cell (CAR-T) immunotherapy, and other B-cell ablative therapy which, if approved, would potentially compete with TG-1101 both in oncology settings as well as in autoimmune disorders. Recently, positive Phase 3 data was announced for the Roche Group’s anti-CD20 antibody ocrelizumab in the treatment of MS, which we anticipate will be filed for approval in the near term. Genmab and GSK’s (ofatumumab) is also under clinical development for patients with MS. New developments, including the development of other pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace.

With respect to TGR-1202, there are several PI3K delta targeted compounds both approved, such as Gilead’s Zydelig™ (idelalisib), and in development, including, but not limited to, Verastem's duvelisib which if approved we would expect to compete directly with TGR-1202. In addition, there are numerous other novel therapies targeting similar pathways to TGR-1202 both approved and in development, which could also compete with TGR-1202 in similar indications, such as the BTK inhibitor, ibrutinib (FDA approved for MCL, CLL, Marginal Zone Lymphoma and WM and marketed by AbbVie and Janssen), the BTK inhibitor ACP-196 (under development by AstraZeneca), or the BCL-2 inhibitor ABT-199 (FDA approved for CLL and marketed by AbbVie and Roche).

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

As of March 1, 2017, we had sixty-four full and part time employees. Over time, we will need to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue research and development activities, and commercialize our product candidates. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth, and various projects requires that we:
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

As of December 31, 2016, we had approximately $45.0 million in cash, cash equivalents, investment securities, and interest receivable. The Company believes its cash, cash equivalents, investment securities, and interest receivable on hand as of December 31, 2016 combined with the additional capital raised in the first quarter of 2017 will be sufficient to fund the Company’s planned operations for approximately the next 24 months. As a result, we will need additional capital to continue our operations beyond that time. Required additional sources of financing to continue our operations in the future might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned preclinical and clinical trials or obtain approval of any of our product candidates from the FDA or any foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which would have a dilutive effect to stockholders.

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

We have never been profitable and, as of December 31, 2016, we had an accumulated deficit of $236.4 million. We have generated operating losses in all periods since we were incorporated. We expect to make substantial expenditures resulting in increased operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial efforts for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Our directors, executive officers, their affiliates, and our principal stockholders beneficially own approximately 48% percent of our outstanding voting stock, including shares underlying outstanding options and warrants. Our directors, officers and principal stockholders, taken as a whole, have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues submitted to our stockholders.

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

ITEM 2. PROPERTIES.

Our corporate and executive office is located in New York, New York. Our New York facility consists of leased office space at 2 Gansevoort Street, 9th Floor, New York, New York 10014. We are also currently leasing small office spaces in Cary, North Carolina and Kingsport, Tennessee to accommodate our clinical operations groups. We believe that our existing facilities are adequate to meet our current requirements. We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS.

On January 6, 2017, a purported securities class action complaint was filed in New York federal court against the Company and certain of its directors, officers or consultants on behalf of all shareholders who purchased or otherwise acquired TG Therapeutics common stock between September 15, 2014 and October 12, 2016 (the “Class Period”). The case is captioned John Lyon v. TG Therapeutics, Michael S. Weiss, Sean A. Power and Robert Niecestro, Case No. 1:17-cv-00112-VM (S.D.N.Y.). The complaint alleges that, throughout the Class Period and including on October 13, 2016, that the Company had filed an “amended protocol for its GENUINE Phase 3 trial,” various statements made by the Company regarding its GENUINE Phase 3 trial were materially false or misleading when made in violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On January 24, 2017, a second purported class action complaint was filed in New York federal court against the Company and certain of its directors, officers or consultants also on behalf of all shareholders who purchased or otherwise acquired TG Therapeutics common stock between September 15, 2014 and October 12, 2016. The case is captioned Kenneth C. Wyzgoski v. TG Therapeutics, Michael S. Weiss, Sean A. Power and Robert Niecestro, Case No. 1:17-cv-00508-VM (S.D.N.Y.). The claims and allegations in the Wyzgoski complaint are substantially identical to those in the Lyon case. Both actions remain pending and are in the early stages of litigation.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Nasdaq Capital Market and trades under the symbol “TGTX”. Prior to May 30, 2013 our stock was listed on the Over the Counter Bulletin Board.

The following table sets forth the high and low closing sale prices of our common stock for the periods indicated.

Fiscal Year Ended December 31, 2016	High	Low
Fourth Quarter	$9.33	$4.65
Third Quarter	$7.98	$5.49
Second Quarter	$10.23	$5.97
First Quarter	$11.41	$7.83

Fiscal Year Ended December 31, 2015	High	Low
Fourth Quarter	$14.42	$10.22
Third Quarter	$18.74	$9.76
Second Quarter	$17.17	$13.24
First Quarter	$18.82	$12.77

Holders

The number of record holders of our common stock as of March 1, 2017 was 276.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2016, regarding the securities authorized for issuance under our equity compensation plan, the TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	--	$--	2,286,764
Equity compensation plans not approved by security holders	--	--	--
Total	--	$--	2,286,764

For information about all of our equity compensation plans see Note 5 to our Consolidated Financial Statements included in this report.

COMMON STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock for the period from December 31, 2011(1) through December 31, 2016, with the cumulative total return over such period on (i) the U.S. Index of The Nasdaq Stock Market and (ii) the Biotechnology Index of The Nasdaq Stock Market. The graph assumes an investment of $100 on December 31, 2011, in our common stock (at the adjusted closing market price) and in each of the indices listed above, and assumes the reinvestment of all dividends. Measurement points are December 31 of each year.

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

ITEM 6. SELECTED FINANCIAL DATA

The following Statement of Operations Data for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, and Balance Sheet Data as of December 31, 2016, 2015, 2014, 2013 and 2012, as set forth below are derived from our audited consolidated financial statements. This financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Years ended December 31,
	2016	2015	2014	2013	2012

License revenue	$152,381	$152,381	$152,381	$152,381	$19,048

Costs and expenses:
Research and development:
Noncash stock expense associated with in-licensing agreements	--	--	5,350,094	--	16,578,000
Noncash compensation	2,742,354	4,261,406	8,731,566	1,041,519	455,809
Other research and development	66,489,820	43,445,817	26,004,687	12,621,161	3,994,182
Total research and development	69,232,174	47,707,223	40,086,347	13,662,680	21,027,991

General and administrative:
Noncash compensation	4,767,645	11,435,686	12,373,726	4,161,629	2,966,373
Other general and administrative	5,121,690	4,189,488	3,413,400	2,496,461	1,815,083
Total general and administrative	9,889,335	15,625,174	15,787,126	6,658,090	4,781,456

Impairment of in-process research and development	--	--	--	2,797,600	1,104,700

Total costs and expenses	79,121,509	63,332,397	55,873,473	23,118,370	26,914,147

Operating loss	(78,969,128)	(63,180,016)	(55,721,092)	(22,965,989)	(26,895,099)

Other (income) expense:
Interest income	(323,032)	(174,653)	(55,049)	(30,822)	(15,787)
Other (income) expense	(393,202)	(56,717)	115,234	(2,456,957)	(1,026,360)
Total other (income) expense, net	(716,234)	(231,370)	60,185	(2,487,779)	(1,042,147)

Loss before income taxes	(78,252,894)	(62,948,646)	(55,781,277)	(20,478,210)	(25,852,952)
Income taxes	--	--	--	--	330,000
Consolidated net loss	(78,252,894)	(62,948,646)	(55,781,277)	(20,478,210)	(26,182,952)

Net loss attributable to non-controlling interest	--	--	--	--	(8,110,233)
Net loss attributable to TG Therapeutics, Inc. and Subsidiaries	$(78,252,894)	$(62,948,646)	$(55,781,277)	$(20,478,210)	$(18,072,719)

Basic and diluted net loss per common share	$(1.60)	$(1.38)	$(1.64)	$(0.81)	$(1.38)

Balance Sheet Information:

	December 31,
	2016	2015	2014	2013	2012
Cash, cash equivalents, investment securities and interest receivable	$44,968,992	$102,416,894	$78,861,334	$45,431,532	$16,455,995
Total assets	54,781,547	113,473,201	86,746,890	48,112,390	22,074,037
Accumulated deficit	(236,386,820)	(158,133,926)	(95,185,280)	(39,404,003)	(18,925,793)
Total equity	35,867,802	101,573,302	80,101,884	40,054,492	15,550,301

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

Overview

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases. Currently, the Company is developing two therapies targeting hematologic malignancies. TG-1101 (ublituximab) is a novel, glycoengineered monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes. We are also developing TGR-1202, an orally available PI3K delta inhibitor. The delta isoform of PI3K is strongly expressed in cells of hematopoietic origin and is believed to be important in the proliferation and survival of B-lymphocytes. Both TG-1101 and TGR-1202 are in clinical development for patients with hematologic malignancies. We also have pre-clinical programs to develop IRAK4 (interleukin-1 receptor-associated kinase 4) inhibitors, BET inhibitors, and anti-PD-L1 and anti-GITR antibodies.

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

Our research and development expenses consist primarily of expenses related to in-licensing of new product candidates, fees paid to consultants and outside service providers for clinical and laboratory development, facilities-related and other expenses relating to the design, development, manufacture, testing and enhancement of our drug candidates and technologies. We expense our research and development costs as they are incurred. Research and development expenses for the years ended December 31, 2016, 2015 and 2014 were $66,489,820, $43,445,817 and $31,354,781, respectively, excluding non-cash compensation expenses related to research and development.

The following table sets forth the research and development expenses per project, exclusive of non-cash compensation expenses, for the periods presented.

	2016	2015	2014
TG-1101	$40,839,899	$29,816,042	$15,410,925
TGR-1202	21,394,427	11,671,889	14,249,856
IRAK4	200,457	1,068,466	1,694,000
PD-L1/GITR	987,369	500,300	--
BET	1,551,032	--	--
BTK	925,581	--	--
Other	591,055	389,120	--
Total	$66,489,820	$43,445,817	$31,354,781

Our general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities and facilities-related expenses such as rent expense and amortization of leasehold interest.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2016, 2015 and 2014

	Years Ended December 31,
	2016	2015	2014

License revenue	$152,381	$152,381	$152,381

Costs and expenses:
Research and development:
Noncash stock expense associated with in-licensing agreements	--	--	5,350,094
Noncash compensation	2,742,354	4,261,406	8,731,566
Other research and development	66,489,820	43,445,817	26,004,687
Total research and development	69,232,174	47,707,223	40,086,347

General and administrative:
Noncash compensation	4,767,645	11,435,686	12,373,726
Other general and administrative	5,121,690	4,189,488	3,413,400
Total general and administrative	9,889,335	15,625,174	15,787,126

Total costs and expenses	79,121,509	63,332,397	55,873,473

Operating loss	(78,969,128)	(63,180,016)	(55,721,092)

Other expense (income), net	(716,234)	(231,370)	60,185

Net loss	$(78,252,894)	$(62,948,646)	$(55,781,277)

Years Ended December 31, 2016 and 2015

License Revenue. License revenue was $152,381 for each of the years ended December 31, 2016 and 2015. License revenue is related to the amortization of an upfront payment of $2.0 million associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $2,742,354 for the year ended December 31, 2016, as compared to $4,261,406 during the comparable period in 2015. The decrease in noncash compensation expense was primarily related to milestone-based vesting of restricted stock grants to non-executive personnel during the year ended December 31, 2015, and a decrease in the measurement date fair value of certain consultant restricted stock during the year ended December 31, 2016.

Other Research and Development Expenses. Other research and development expenses increased by $23,044,003 from $43,445,817 for the year ended December 31, 2015 to $66,489,820 for the year ended December 31, 2016. The increase in other research and development expenses was due primarily to a $1.0 million licensing fee for the Jubilant sub-license agreement, as well as the ongoing clinical development programs and related manufacturing costs for TG-1101 and TGR-1202 during the year ended December 31, 2016. We expect our other research and development costs to increase modestly during 2017 as enrollment of additional patients in our Phase 3 clinical trials increases and we prepare for a commercial launch.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants decreased by $6,668,041 from $11,435,686 for the year ended December 31, 2015 to $4,767,645 during the year ended December 31, 2016. The decrease in noncash compensation expense was primarily related to greater measurement date fair values of certain consultant restricted stock during the year ended December 31, 2015.

Other General and Administrative Expenses. Other general and administrative expenses increased by $932,202 from $4,189,488 for the year ended December 31, 2015 to $5,121,690 for the year ended December 31, 2016. The increase was due primarily to the straight-line rent expense of our new office space, as well as increased personnel and other general and administrative costs. We expect our other general and administrative expenses to increase modestly during 2017.

Other Expense (Income), Net. Other income increased by $484,864 from $231,370 for the year ended December 31, 2015 to $716,234 for the year ended December 31, 2016. The increase is mainly due to the receipt of a New York City biotechnology tax credit of approximately $0.3 million and an increase in interest income for the year ended December 31, 2016.

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

On March 9, 2017, we announced the pricing of an underwritten public offering of 5,128,206 shares of our common stock (plus a 30-day option to purchase up to an additional 769,230 shares of common stock, which has been exercised) at a price of $9.75 per share, with expected gross proceeds to TG Therapeutics of $57.5 million, less underwriting discounts and commissions. Total net proceeds from this offering, including the overallotment, are expected to be approximately $54 million, net of underwriting discounts and estimated offering expenses of approximately $3.5 million. The shares were sold under a shelf registration statement on Form S-3 (File No. 333-201339) that was previously filed and declared effective by the SEC in January 2015. The offering closed on March 14, 2017.

As of December 31, 2016, we had $45.0 million in cash and cash equivalents, investment securities, and interest receivable. Subsequent to the year ended December 31, 2016, we sold a total of approximately 3,000,000 shares of common stock under the 2015 ATM for aggregate net proceeds of approximately $30.2 million.

We anticipate that our cash and cash equivalents as of December 31, 2016 combined with the additional capital raised in the first quarter of 2017 will be sufficient to fund the Company’s planned operations for approximately the next 24 months. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Cash used in operating activities for the year ended December 31, 2016 was $61,591,330 as compared to $44,690,272 for the year ended December 31, 2015. The increase in cash used in operating activities was due primarily to increased expenditures associated with our clinical development programs for TG-1101 and TGR-1202.

For the year ended December 31, 2016, net cash provided by investing activities was $26,545,312 as compared to cash used in investing activities of $24,685,869 for the year ended December 31, 2015. The increase in net cash provided by investing activities was primarily due to proceeds from maturity of short-term securities and the sale of long-term securities during the year ended December 31, 2016.

For the year ended December 31, 2016, net cash provided by financing activities of $5,015,969 related to our program under an At-the-Market Issuance Sales Agreement (the “ATM Program”), as well as proceeds from the exercise of warrants. For the year ended December 31, 2015, net cash provided by financing activities of $68,723,686 related to our ATM Program, as well as proceeds from the exercise of warrants.

ATM Program

On June 21, 2013, we entered into an At-the-Market Issuance Sales Agreement (the ?2013 ATM?) with MLV & Co. LLC (?MLV?) under which we could issue and sell shares of our common stock, having aggregate offering proceeds of up to $50.0 million, from time to time through MLV, acting as the sales agent. Under the agreement we would pay MLV a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock sold through MLV.

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

During the year ended December 31, 2016, we sold a total of 570,366 shares of common stock under the 2015 ATM for aggregate total gross proceeds of approximately $4.5 million at an average selling price of $7.88 per share, resulting in net proceeds of approximately $4.4 million after deducting commissions and other transaction costs.

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

OBLIGATIONS AND COMMITMENTS

As of December 31, 2016, we have known contractual obligations, commitments and contingencies of $18.0 million related to our operating lease obligations.

(in thousands)	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations
Operating leases	$18,020	$1,185	$2,281	$2,286	$12,268
Total	$18,020	$1,185	$2,281	$2,286	$12,268

Leases

In October 2014, we entered into an agreement (the “Office Agreement”) with FBIO, to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO, which is now our corporate headquarters. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.1 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. During the year ended December 31, 2016, we recorded rent expense of approximately $1.4 million and at December 31, 2016, have deferred rent of approximately $0.8 million. Mr. Weiss, our Executive Chairman and CEO, is also Executive Vice Chairman of FBIO.

During the year ended December 31, 2016, we agreed to pay FBIO $2.2 million for our portion of the build out costs, which have been allocated to us at the 45% rate mentioned above. The allocated build-out costs have been recorded in leasehold interest and will be amortized over the 15-year term of the Office Agreement. After an initial commitment period of the 45% rate for a period of three (3) years, we and FBIO will determine actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. Also in connection with this lease, in October 2014 we pledged $0.6 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying consolidated balance sheets.

Total rental expense was approximately $1.6 million, $0.3 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum lease commitments as of December 31, 2016 total, in the aggregate, approximately $18.0 million through December 31, 2031. The preceding table shows future minimum lease commitments, which include our office leases in New York, North Carolina and Tennessee, by period as of December 31, 2016.

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

Accounting Related to Goodwill. As of December 31, 2016 and 2015, there was $799,391 of goodwill on our consolidated balance sheets. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, ASU 2017-04:
●
Clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units in connection with an entity’s testing of reporting units for goodwill impairment.
●
Clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.
●
Makes minor changes to the overview and background sections of certain Accounting Standards Codification (“ASC” or “Codification”) subtopics and topics as part of the Board’s initiative to unify and improve those sections throughout the Codification.

ASU 2017-04 is effective prospectively for annual and interim periods beginning on or after December 15, 2019, and early adoption is permitted on testing dates after January 1, 2017. We are currently evaluating the impact the adoption of ASU 2017-04 will have on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash – a consensus of the FASB Emerging Issues Task Force” (“ASU 2016-18”). ASU 2016-18 amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. Key requirements of the ASU are as follows:
●
An entity should include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The ASU does not define the terms “restricted cash” and “restricted cash equivalents” but states that an entity should continue to provide appropriate disclosures about its accounting policies pertaining to restricted cash in accordance with other GAAP. The ASU also states that any change in accounting policy will need to be assessed under ASC 250.
●
A reconciliation between the statement of financial position and the statement of cash flows must be disclosed when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents.
●
Changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows.
●
An entity with a material balance of amounts generally described as restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions.

ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted for all entities. We are currently evaluating the impact the adoption of ASU 2016-18 will have on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The amendments in ASU 2016-15 add or clarify guidance on eight cash flow issues:
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
o
Accounting for gas-balancing arrangements (ASC 932-10-S99-5)

●
Upon the adoption of ASU 2014-16:
o
Determining the nature of a host contract related to a hybrid financial instrument issued in the form of a share under ASC 815 (ASC 815-10-S99-3).

ASU 2016-11 is effective upon the adoption of ASU 2014-09 and ASU 2014-16. The adoption of ASU 2016-11 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40)”, which will require management to assess an entity’s ability to continue as a going concern at each annual and interim period. Related footnote disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern within one year of the report issuance date. If conditions do not give rise to substantial doubt, no disclosures will be required specific to going concern uncertainties. The guidance defines substantial doubt using a likelihood threshold of “probable” similar to the current use of that term in U.S. GAAP for loss contingencies and provides example indicators. The guidance is effective for reporting periods ending after December 15, 2016, and early adoption is permitted. Therefore, the Company has adopted this new standard on December 15, 2016. The adoption of this standard did not have a material impact on our consolidated financial statements as of December 31, 2016.

Other pronouncements issued by the FASB or other authoritative accounting standards group with future effective dates are either not applicable or not significant to our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We currently invest in government and investment-grade corporate debt in accordance with our investment policy, which we may change from time to time. The securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of December 31, 2016, our portfolio of financial instruments consists of cash equivalents and short-term interest bearing securities, including government debt and money market funds. The average duration of all of our held-to-maturity investments held as of December 31, 2016, was less than 12 months. Due to the relative short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the notes thereto, included in Part IV, Item 15(a), part 1, are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURES.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2016, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive and Chief Financial Officers concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO Framework. Our management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2016 was audited by CohnReznick LLP, our independent registered public accounting firm, as stated in their report appearing below, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2016.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
TG Therapeutics, Inc.

We have audited TG Therapeutics, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TG Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on TG Therapeutics, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, TG Therapeutics, Inc. and Subsidiaries has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016 based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of TG Therapeutics, Inc. and Subsidiaries as of December 31, 2016 and 2015, and for each of the three years in the period ended December 31, 2016 and our report dated March 15, 2017, expressed an unqualified opinion.

/s/ CohnReznick LLP

New York, New York
March 15, 2017

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders.

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

4.4
Stockholder Protection Rights Agreement, dated July 18, 2014 between TG Therapeutics, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant?s Current Report on Form 8-K filed on July 21, 2014).

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

21.1	Subsidiaries of TG Therapeutics, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from TG Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements.

†
Indicates management contract or compensatory plan or arrangement.
*
Confidential treatment has been requested with respect to omitted portions of this exhibit.

TG Therapeutics, Inc.
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
TG Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of TG Therapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. TG Therapeutics, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TG Therapeutics, Inc. and Subsidiaries as of December 31, 2016 and 2015, and their results of operations and cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TG Therapeutics, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2017 expressed an unqualified opinion.

/s/ CohnReznick LLP

New York, New York
March 15, 2017

TG Therapeutics, Inc. and Subsidiaries
Consolidated Balance Sheets as of December 31, 2016 and 2015

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$25,031,280	$55,061,329
Short-term investment securities	19,853,860	22,166,512
Interest receivable	83,852	186,021
Prepaid research and development	5,678,755	9,151,142
Other current assets	216,397	308,327
Total current assets	50,864,144	86,873,331
Restricted cash	583,208	579,143
Long-term investment securities	--	25,003,032
Leasehold interest, net	2,042,281	--
Equipment, net	328,148	47,122
Goodwill	799,391	799,391
Other assets	164,375	171,182
Total assets	$54,781,547	$113,473,201

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$15,267,668	$9,346,068
Accrued compensation	1,389,516	818,472
Current portion of deferred revenue	152,381	152,381
Notes payable	68,875	211,549
Total current liabilities	16,878,440	10,528,470
Deferred rent	816,257	--
Deferred revenue, net of current portion	1,219,048	1,371,429
Total liabilities	18,913,745	11,899,899
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share (10,000,000 shares authorized, none issued and outstanding as of December 31, 2016 and 2015)	--	--
Common stock, $0.001 par value per share (150,000,000 shares authorized, 56,820,423 and 54,095,110 shares issued, 56,779,114 and 54,053,801 shares outstanding at December 31, 2016 and 2015, respectively)	56,820	54,095
Contingently issuable shares	--	6
Additional paid-in capital	272,432,139	259,887,464
Treasury stock, at cost, 41,309 shares at December 31, 2016 and 2015	(234,337)	(234,337)
Accumulated deficit	(236,386,820)	(158,133,926)
Total stockholders’ equity	35,867,802	101,573,302
Total liabilities and stockholders’ equity	$54,781,547	$113,473,201

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014

License revenue	$152,381	$152,381	$152,381

Costs and expenses:
Research and development:
Noncash stock expense associated with in-licensing agreements	--	--	5,350,094
Noncash compensation	2,742,354	4,261,406	8,731,566
Other research and development	66,489,820	43,445,817	26,004,687
Total research and development	69,232,174	47,707,223	40,086,347

General and administrative:
Noncash compensation	4,767,645	11,435,686	12,373,726
Other general and administrative	5,121,690	4,189,488	3,413,400
Total general and administrative	9,889,335	15,625,174	15,787,126

Total costs and expenses	79,121,509	63,332,397	55,873,473

Operating loss	(78,969,128)	(63,180,016)	(55,721,092)

Other (income) expense:
Interest income	(323,032)	(174,653)	(55,049)
Other (income) expense	(393,202)	(56,717)	115,234
Total other (income) expense, net	(716,234)	(231,370)	60,185

Net loss	$(78,252,894)	$(62,948,646)	$(55,781,277)

Basic and diluted net loss per common share	$(1.60)	$(1.38)	$(1.64)

Weighted average shares used in computing basic and diluted net loss per common share	49,041,354	45,646,414	34,068,926

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014

	Common Stock		Contingently issuable	Additional Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Shares	Capital	Shares	Amount	Deficit	Total
Balance at January 1, 2014	34,336,235	$34,336	6	$79,658,490	41,309	$(234,337)	$39,404,003	$40,054,492
Issuance of common stock in connection with exercise of warrants	1,560,826	1,561		3,555,063				3,556,624
Issuance of common stock in connection with exercise of options	46,000	46		202,354				202,400
Issuance of restricted stock	982,793	983		(983)				--
Forfeiture of restricted stock	(1,000)	(1)		1				--
Issuance of common stock in public offering (net of offering costs of $1,344,440)	2,702,809	2,703		16,788,705				16,791,408
Issuance of common stock in At the Market offering (net of offering costs of $1,101,572)	4,850,055	4,850		48,818,002				48,822,852
Compensation in respect of restricted stock and stock options granted to employees, directors and consultants				21,105,292				21,105,292
Common stock issued in connection with in-licensing agreements	496,530	496		5,349,597				5,350,093
Net loss							(55,781,277)	(55,781,277)
Balance at December 31, 2014	44,974,248	44,974	6	175,476,521	41,309	(234,337)	(95,185,280)	80,101,884
Issuance of common stock in connection with exercise of warrants	2,946,703	2,946		1,064,393				1,067,339
Issuance of common stock in connection with cashless exercise of warrants	2,915	3		(3)				--
Issuance of common stock in connection with conversion of notes payable	522	1		6,924				6,925
Issuance of restricted stock	1,992,535	1,993		(1,993)				--
Forfeiture of restricted stock	(31,166)	(31)		31				--
Issuance of common stock to related party for cash (See Note 9)	114,855	115		749,890				750,005
Issuance of common stock in At-the-Market offering (net of offering costs of $1,310,591)	4,094,498	4,094		66,894,609				66,898,703
Compensation in respect of restricted stock granted to employees, directors and consultants				15,697,092				15,697,092
Net loss							(62,948,646)	(62,948,646)
Balance at December 31, 2015	54,095,110	54,095	6	259,887,464	41,309	(234,337)	(158,133,926)	101,573,302
Issuance of common stock in connection with exercise of warrants	273,370	273		617,969				618,242
Issuance of common stock in connection with conversion of notes payable	3,710	4		33,013				33,017
Issuance of restricted stock	1,924,639	1,925		(1,925)				--
Forfeiture of restricted stock	(46,773)	(47)		47				--
Issuance of common stock in At-the-Market offering (net of offering costs of $108,185)	570,366	570		4,385,566				4,386,136
Compensation in respect of restricted stock granted to employees, directors and consultants				7,509,999				7,509,999
Adjustment to contingently issuable shares			(6)	6				--
Net loss							(78,252,894)	(78,252,894)
Balance at December 31, 2016	56,820,422	$56,820	$--	$272,432,139	41,309	$(234,337)	$(236,386,820)	$35,867,802

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES

Consolidated net loss	$(78,252,894)	$(62,948,646)	$(55,781,277)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Gain on settlement of notes payable	--	--	(95,427)
Gain on sale of long-term securities	(33,042)	--	--
Noncash stock compensation expense	7,509,999	15,697,092	21,105,292
Noncash stock expense associated with in-licensing agreements	--	--	5,350,094
Depreciation	62,960	15,452	3,931
Amortization of premium on investment securities	459,429	536,142	193,581
Change in fair value of notes payable and accrued interest	(109,657)	(56,717)	210,661
Changes in assets and liabilities:
Increase in restricted cash	(4,065)	(4,131)	(575,012)
Decrease (increase) in other current assets	3,564,316	(3,105,771)	(4,563,067)
Increase in leasehold interest	(2,042,281)	--	--
Decrease (increase) in accrued interest receivable	102,169	(100,505)	(58,347)
Increase in other assets	(4,784)	(41,722)	--
Increase (decrease) in accounts payable and accrued expenses	6,492,644	5,470,915	(603,377)
Decrease in interest payable	--	--	(94,590)
Increase in deferred rent	816,257	--	--
Decrease in deferred revenue	(152,381)	(152,381)	(152,381)
Net cash used in operating activities	(61,591,330)	(44,690,272)	(35,059,919)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of equipment	(343,985)	(42,217)	(18,570)
Investment in held-to-maturity securities	(15,199,922)	(48,993,652)	(18,336,719)
Proceeds from maturity of short-term securities	29,500,000	24,350,000	--
Proceeds from the sale of long-term securities	12,589,219	--	--
Net cash provided by (used in) investing activities	26,545,312	(24,685,869)	(18,355,289)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the exercise of warrants	618,242	1,067,339	3,556,624
Proceeds from the exercise of options	--	--	202,400
Payment of notes payable	--	--	(677,778)
Proceeds from sale of common stock, net	4,411,233	67,760,517	65,614,260
Deferred financing costs paid	(13,506)	(104,170)	(51,980)
Net cash provided by financing activities	5,015,969	68,723,686	68,643,526

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(30,030,049)	(652,455)	15,228,318

Cash and cash equivalents at beginning of year	55,061,329	55,713,784	40,485,466

CASH AND CASH EQUIVALENTS AT END OF YEAR	$25,031,280	$55,061,329	$55,713,784
NONCASH TRANSACTIONS
Reclassification of deferred financing costs to additional paid-in capital	$(25,097)	$(111,810)	--
Conversion of convertible notes payable to common stock	$33,017	$6,924	--

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

LIQUIDITY AND CAPITAL RESOURCES

We have incurred operating losses since our inception, and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of December 31, 2016, we have an accumulated deficit of $236.4 million.

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

As of December 31, 2016, we had $45.0 million in cash and cash equivalents, investment securities, and interest receivable. The Company believes its cash, cash equivalents, investment securities, and interest receivable on hand as of December 31, 2016 combined with the additional capital raised in the first quarter of 2017 (see Note 13) will be sufficient to fund the Company’s planned operations for approximately the next 24 months. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Our common stock is quoted on the Nasdaq Capital Market and trades under the symbol “TGTX.”

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, ASU 2017-04:
●
Clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units in connection with an entity’s testing of reporting units for goodwill impairment.
●
Clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.
●
Makes minor changes to the overview and background sections of certain Accounting Standards Codification (“ASC” or “Codification”) subtopics and topics as part of the Board’s initiative to unify and improve those sections throughout the Codification.

ASU 2017-04 is effective prospectively for annual and interim periods beginning on or after December 15, 2019, and early adoption is permitted on testing dates after January 1, 2017. We are currently evaluating the impact the adoption of ASU 2017-04 will have on our consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash – a consensus of the FASB Emerging Issues Task Force” (“ASU 2016-18”). ASU 2016-18 amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. Key requirements of the ASU are as follows:
●
An entity should include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The ASU does not define the terms “restricted cash” and “restricted cash equivalents” but states that an entity should continue to provide appropriate disclosures about its accounting policies pertaining to restricted cash in accordance with other GAAP. The ASU also states that any change in accounting policy will need to be assessed under ASC 250.
●
A reconciliation between the statement of financial position and the statement of cash flows must be disclosed when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents.
●
Changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows.
●
An entity with a material balance of amounts generally described as restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions.

ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted for all entities. We are currently evaluating the impact the adoption of ASU 2016-18 will have on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The amendments in ASU 2016-15 add or clarify guidance on eight cash flow issues:

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

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
o
Accounting for gas-balancing arrangements (ASC 932-10-S99-5)

●
Upon the adoption of ASU 2014-16:
o
Determining the nature of a host contract related to a hybrid financial instrument issued in the form of a share under ASC 815 (ASC 815-10-S99-3).

ASU 2016-11 is effective upon the adoption of ASU 2014-09 and ASU 2014-16. The adoption of ASU 2016-11 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40)”, which will require management to assess an entity’s ability to continue as a going concern at each annual and interim period. Related footnote disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern within one year of the report issuance date. If conditions do not give rise to substantial doubt, no disclosures will be required specific to going concern uncertainties. The guidance defines substantial doubt using a likelihood threshold of “probable” similar to the current use of that term in U.S. GAAP for loss contingencies and provides example indicators. The guidance is effective for reporting periods ending after December 15, 2016, and early adoption is permitted. Therefore, the Company has adopted this new standard on December 15, 2016. The adoption of this standard did not have a material impact on our consolidated financial statements as of December 31, 2016.

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

RESTRICTED CASH

We record cash pledged or held in trust as restricted cash. As of December 31, 2016, we have approximately $0.6 million of restricted cash pledged to secure a line of credit as a security deposit for an Office Agreement (see Note 9).

INVESTMENT SECURITIES

Investment securities at December 31, 2016 consist of short-term government securities and at December 31, 2015 consist of short-term and long-term government securities. We classify these securities as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.

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

CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At times, such amounts may exceed federally-insured limits.

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

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Prepaid research and development in our consolidated balance sheets includes, among other things, certain fees related to development and manufacturing services. These development and manufacturing agreements often require payments in advance of services performed or goods received. Accordingly, as of December 31, 2016 and 2015, we recorded approximately $5.7 million and $9.2 million, respectively, in prepaid research and development related to such advance agreements.

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

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options, stock warrants and convertible notes would have an antidilutive effect either because the Company incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented. The amounts of potentially dilutive securities excluded from the calculation were 8,033,779, 7,064,396 and 8,890,796 at December 31, 2016, 2015 and 2014, respectively. During the years ended December 31, 2016, 2015 and 2014 the Company incurred a net loss, therefore, all of the securities are antidilutive and excluded from the computation of diluted loss per share.

	December 31,
	2016	2015	2014
Unvested restricted stock	7,142,055	5,859,914	4,725,001
Warrants	876,912	1,186,749	4,148,228
Shares issuable upon note conversion	14,812	17,733	17,373
Options	--	--	194
Total	8,033,779	7,064,396	8,890,796

LONG-LIVED ASSETS AND GOODWILL

Long-lived assets are reviewed for an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator, a triggering event, exists comprises measurable operating performance criteria as well as qualitative measures. If an analysis is necessitated by the occurrence of a triggering event, we make certain assumptions in determining the impairment amount. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized.

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

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 2 – CASH AND CASH EQUIVALENTS

The following tables summarize our cash and cash equivalents at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

Money market funds	$20,978,947	$8,265,583
Checking and bank deposits	4,052,333	46,795,746
Total	$25,031,280	$55,061,329

NOTE 3 – INVESTMENT SECURITIES

Our investments as of December 31, 2016 and 2015 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost. During the year ended December 31, 2016, we liquidated our long-term investment securities with a net carrying amount of approximately $12.6 million, realizing a gain of approximately $33,000 on the sale. The decision to sell our long-term securities was made due to market rate conditions on long-term securities coupled with the recognized gain we were able to yield on the sale of the securities.

The following tables summarize our investment securities at December 31, 2016 and 2015:

	December 31, 2016
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between February 2017 and September 2017) (held-to-maturity)	$19,853,860	$3,270	$2,492	$19,854,638
Total short-term investment securities	$19,853,860	$3,270	$2,492	$19,854,638

	December 31, 2015
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2016 and December 2016) (held-to-maturity)	$22,166,512	$--	$22,822	$22,143,690

Long-term investments:
Obligations of domestic governmental agencies (maturing between January 2017 and December 2017) (held-to-maturity)	25,003,032	--	85,846	24,917,186
Total short-term and long-term investment securities	$47,169,544	$--	$108,668	$47,060,876

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

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2016 and 2015, the fair values of cash and cash equivalents, restricted cash, and notes and interest payable approximate their carrying value.

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

The cumulative liability including accrued and unpaid interest of the 5% Notes was approximately $16.7 million at December 31, 2016 and $19.9 million at December 31, 2015. No payments have been made on the 5% Notes as of December 31, 2016.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

As of December 31, 2013, as a result of expiring intellectual property rights and other factors, it was determined that net product cash flows from AST-726 were unlikely. As we have no other obligations under the 5% Notes aside from the net product cash flows and the conversion feature, the conversion feature was used to estimate the 5% Notes’ fair value as of December 31, 2016 and 2015. The assumptions, assessments and projections of future revenues are subject to uncertainties, difficult to predict, and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our consolidated financial statements.

The following tables provide the fair value measurements of applicable financial liabilities as of December 31, 2016 and 2015:

	Financial liabilities at fair value as of December 31, 2016
	Level 1	Level 2	Level 3	Total

5% Notes	$--	$--	$68,875	$68,875
Totals	$--	$--	$68,875	$68,875

	Financial liabilities at fair value as of December 31, 2015
	Level 1	Level 2	Level 3	Total

5% Notes	$--	$--	$211,549	$211,549
Totals	$--	$--	$211,549	$211,549

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes the changes in Level 3 instruments for the years ended December 31, 2015 and 2016:

Balance at January 1, 2015	$275,190
Interest accrued on face value of 5% Notes	972,736
Conversion of 5% Notes	(6,924)
Change in fair value of Level 3 liabilities	(1,029,453)
Balance at December 31, 2015	211,549
Interest accrued on face value of 5% Notes	886,084
Conversion of 5% Notes	(33,017)
Change in fair value of Level 3 liabilities	(995,741)
Balance at December 31, 2016	$68,875

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

Stockholder Rights Plan

On July 18, 2014, we adopted a stockholder rights plan. The stockholder rights plan is embodied in the Stockholder Protection Rights Agreement dated as of July 18, 2014 (the "Rights Agreement"), between us and American Stock Transfer & Trust Company, LLC, as rights agent (the "Rights Agent").

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

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Rights Agreement was approved by our Board of Directors on July 18, 2014. The Rights will expire at the close of business on its ten year anniversary, unless earlier exchanged or terminated by us.

Common Stock

Our amended and restated certificate of incorporation authorizes the issuance of up to 150,000,000 shares of $0.001 par value common stock.

On June 21, 2013, we entered into an At-the-Market Issuance Sales Agreement (the "2013 ATM") with MLV & Co. LLC ("MLV") under which we could issue and sell shares of our common stock, having an aggregate offering price of up to $50.0 million, from time to time through MLV, acting as the sales agent. Under the agreement we would pay MLV a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock sold through MLV.

During the year ended December 31, 2014, we sold a total of 4,850,055 shares of common stock under the 2013 ATM for aggregate total gross proceeds of approximately $50.0 million at an average selling price of $10.31 per share. Net proceeds were approximately $48.9 million after deducting commissions and other transactions costs.

In December 2014, we filed a shelf registration statement on Form S-3 (the "2015 S-3"), which was declared effective in January 2015. Under the 2015 S-3, the Company may sell up to a total of $250 million of its securities. In connection with the 2015 S-3, we amended our 2013 At-the-Market Issuance Sales Agreement with MLV (the "2015 ATM") such that we may issue and sell additional shares of our common stock, having an aggregate offering price of up to $175.0 million, from time to time through MLV and FBR Capital Markets & Co. ("FBR", each of MLV and FBR individually an "Agent" and collectively the "Agents"), acting as the sales agents. Under the 2015 ATM we pay the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the Agents.

During the year ended December 31, 2016, we sold a total of 570,366 shares of common stock under the 2015 ATM for aggregate total gross proceeds of approximately $4.5 million at an average selling price of $7.88 per share, resulting in net proceeds of approximately $4.4 million after deducting commissions and other transaction costs. During the year ended December 31, 2015, we sold a total of 4,094,498 shares of common stock under the 2015 ATM for aggregate total gross proceeds of approximately $68.2 million at an average selling price of $16.66 per share, resulting in net proceeds of approximately $67.0 million after deducting commissions and other transaction costs.

The 2015 S-3 is currently our only active shelf registration statement. After deducting shares already sold, including under the 2015 ATM, there is approximately $177.3 million of common stock that remains available for sale under the 2015 S-3. We may offer the securities under the 2015 S-3 from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that the 2015 S-3 provides us with the flexibility to raise additional capital to finance our operations as needed.

Treasury Stock

As of December 31, 2016 and 2015, 41,309 shares of common stock are being held in Treasury, at a cost of approximately $234,000, representing the fair market value on the date the shares were surrendered to the Company to satisfy employee tax obligations.

Equity Incentive Plans

 The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (“2012 Incentive Plan”) was approved by stockholders in June 2015. As of December 31, 2016 and 2015, no options were outstanding and up to an additional 2,286,764 shares may be issued under the 2012 Incentive Plan.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Stock Options

The following table summarizes stock option activity for the years ended December 31, 2016, 2015 and 2014:

	Number of shares	Weighted- average exercise price	Weighted- average contractual term	Aggregate intrinsic value
			(in years)
Outstanding at January 1, 2014	46,591	$46.37	8.50	$--
Granted	--	--
Exercised	(46,000)	4.40
Forfeited	--	--
Expired	(397)	4,457.57
Outstanding at December 31, 2014	194	971.70	3.50	$--
Granted	--	--
Exercised	--	--
Forfeited	(152)	463.32
Expired	(42)	2,811.53
Outstanding at December 31, 2015	--	--	--	$--
Granted	--	--
Exercised	--	--
Forfeited	--	--
Expired	--	--
Outstanding at December 31, 2016	--	$--	--	$--

Exercisable at December 31, 2016	--	$--	--	$--

As of December 31, 2016, there are no unvested option awards and no unrecognized compensation cost related to option awards.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted share activity for the years ended December 31, 2016, 2015 and 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	7,034,957	$4.60
Granted	982,793	13.55
Vested	(1,616,749)	6.53
Forfeited	(1,000)	6.60
Outstanding at December 31, 2014	6,400,001	5.86
Granted	1,992,535	12.89
Vested	(1,001,455)	5.04
Forfeited	(31,166)	16.76
Outstanding at December 31, 2015	7,359,915	7.83
Granted	1,924,639	4.99
Vested	(595,726)	7.38
Forfeited	(46,773)	10.34
Outstanding at December 31, 2016	8,642,055	$7.20

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Total expense associated with restricted stock grants was $7,509,999, $15,697,092 and $20,726,512 during the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, there was approximately $18.8 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 1.6 years. This amount does not include, as of December 31, 2016, 696,172 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones; and 2,477,958 shares of restricted stock outstanding issued to non-employees. Milestone-based non-cash compensation expense will be measured and recorded if and when a milestone becomes probable. The expense for non-employee shares is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date.

Warrants

The following table summarizes warrant activity for the years ended December 31, 2016, 2015 and 2014:

	Warrants	Weighted- average exercise price	Aggregate intrinsic value
Outstanding at January 1, 2014	5,718,947	$1.34	$14,809,030
Issued	--	--
Exercised	(1,560,826)	2.28
Expired	(9,893)	20.74
Outstanding at December 31, 2014	4,148,228	0.94	$61,792,184
Issued	--	--
Exercised	(2,950,115)	0.36
Expired	(11,364)	2.25
Outstanding at December 31, 2015	1,186,749	2.37	$11,341,452
Issued	--	--
Exercised	(273,370)	2.26
Expired	(36,467)	2.25
Outstanding at December 31, 2016	876,912	$2.41	$1,961,403

Stock-Based Compensation

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The Company did not grant any stock options during the years ended December 31, 2016, 2015 and 2014.

The following table summarizes stock-based compensation expense information about stock options and restricted stock for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Stock-based compensation expense associated with restricted stock	$7,509,999	$15,697,092	$20,726,512
Stock-based compensation expense associated with stock options	--	--	378,780
	$7,509,999	$15,697,092	$21,105,292

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 6 – NOTES PAYABLE

The following is a summary of notes payable:

	December 31, 2016			December 31, 2015
	Current portion, net	Non-current portion, net	Total	Current portion, net	Non-current portion, net	Total
Convertible 5% Notes Payable	$68,875	$-	$68,875	$211,549	$-	$211,549
Totals	$68,875	$-	$68,875	$211,549	$-	$211,549

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

The cumulative liability including accrued and unpaid interest of these notes was approximately $16.7 million at December 31, 2016 and $19.9 million at December 31, 2015. No payments have been made on the 5% Notes as of December 31, 2016.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments (see Note 4 for further details).

NOTE 7 – INCOME TAXES

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and the overall prospects of our business. Based upon management's assessment of all available evidence, we believe that it is more-likely-than-not that the deferred tax assets will not be realizable, and therefore, a valuation allowance has been established. The valuation allowance for deferred tax assets was approximately $116,172,000 and $86,359,000 as of December 31, 2016 and 2015, respectively.

As of December 31, 2016, we have U.S. net operating loss carryforwards ('NOLs") of approximately $271,828,000 and research and development credit carryforwards (?R&D credits?) of approximately $7,327,000. For income tax purposes, these NOLs and R&D credits will expire in various amounts through 2036. The Tax Reform Act of 1986 contains provisions which limit the ability to utilize net operating loss carryforwards and R&D credit carryforwards in the case of certain events including significant changes in ownership interests. The Exchange Transaction with TG Bio may have resulted in a "change in ownership" as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended. Additionally, stock issuance activities may have resulted in a "change in ownership" as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended. Accordingly, a substantial portion of the Company's NOLs above may be subject to annual limitations in reducing any future year's taxable income, and a substantial portion of the R&D Credit carryforwards may be subject to annual limitations in reducing any future year's tax.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are presented below.

	2016	2015
Deferred tax assets (liabilities):
Net operating loss carryforwards	$95,329,928	$68,700,379
Research and development credit	7,326,715	4,962,298
Noncash compensation	12,915,672	12,087,968
Other	599,514	608,205
Deferred tax asset, excluding valuation allowance	116,171,829	86,358,850

Less valuation allowance	(116,171,829)	(86,358,850)
Net deferred tax assets	$--	$--

There was no current or deferred income tax expense for the year ended December 31, 2016. Income tax expense differed from amounts computed by applying the US Federal income tax rate of 34% to pretax loss as follows:

	For the year ended December 31,
	2016	2015	2014

Loss before income taxes, as reported in the consolidated statements of operations	$(78,252,894)	$(62,948,646)	$(55,781,277)

Computed “expected” tax benefit	$(26,605,984)	$(21,402,540)	$(18,965,634)

Increase (decrease) in income taxes resulting from:
Expected benefit from state and local taxes	(835,072)	(672,306)	(2,533,156)
Research and development credits	(2,364,417)	(1,603,364)	(1,092,767)
Other	(7,506)	566,310	35,459
Permanent difference related to contingent note payable	--	--	(244,814)
Impact of change in state tax rates on deferred taxes	--	5,836,819	--
Change in the balance of the valuation allowance for deferred tax assets	29,812,979	17,275,081	22,800,912
	$--	$--	$--

We file income tax returns in the U.S Federal and various state and local jurisdictions. With certain exceptions, the Company is no longer subject to U.S. Federal and state income tax examinations by tax authorities for years prior to 2013. However, NOLs and tax credits generated from those prior years could still be adjusted upon audit.

The Company would recognize interest and penalties, if any, to uncertain tax position in income tax expense in the statement of operations. There was no accrual for interest and penalties related to uncertain tax positions for 2016. We do not believe that there will be a material change in our unrecognized tax positions over the next twelve months. All of the unrecognized tax benefits, if recognized, would be offset by the valuation allowance.

NOTE 8 – LICENSE AGREEMENTS

BET

In May 2016, as part of a broader agreement with Jubilant Biosys (“Jubilant”), an India-based biotechnology company, we entered into a sub-license agreement (“JBET Agreement”) with Checkpoint Therapeutics, Inc. (“Checkpoint”) (see Note 9), for the development and commercialization of Jubilant’s novel BET inhibitor program in the field of hematological malignancies.

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

Anti-PD-L1 and anti-GITR

On March 3, 2015, we entered into a Global Collaboration Agreement (the “Collaboration”) with Checkpoint, a subsidiary of Fortress Biotech, Inc. (“FBIO”), a related party, for the development and commercialization of Checkpoint’s anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies. Checkpoint retains the rights to develop and commercialize these antibodies in solid tumors.

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

 Michael Weiss, our Executive Chairman, CEO and President is also the Executive Vice Chairman of FBIO and the Executive Chairman of Checkpoint (see Note 9).

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

Additionally, Opus Point Partners, LLC, who identified the opportunity and advised us on the transaction, will also be entitled to receive a 1% royalty for annual sales of up to $1 billion. Michael S. Weiss, our Executive Chairman and Chief Executive Officer, is a Managing Member of Opus Point Partners, LLC.

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

An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $152,000 for each of the years ended December 31, 2016, 2015 and 2014, and, at December 31, 2016, 2015 and 2014, have deferred revenue of approximately $1,371,000, $1,524,000 and $1,676,000, respectively, associated with this $2,000,000 payment (approximately $152,000 of which has been classified in current liabilities at December 31, 2016).

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

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Under the terms of the LFB License Agreement, we utilize LFB Group for certain development and manufacturing services. We incurred approximately $8,100,000, $9,300,000 and $5,200,000 in expenses for such services during the years ended December 31, 2016, 2015 and 2014, respectively, which have been included in other research and development expenses in the accompanying consolidated statements of operations. As of December 31, 2016, and 2015, we had approximately $0.4 million and $2.1 million, respectively, recorded in accounts payable related to the LFB License Agreement. In conjunction with the development and manufacturing services discussed above, certain agreements between us and LFB Group require payments in advance of services performed or goods delivered. Accordingly, as of December 31, 2016 and 2015, we recorded $1.3 million and $3.0 million, respectively, in prepaid research and development for such advance payments.

Other Parties

In March 2014, we entered into a shared services agreement (the “Opus Shared Services Agreement”) with Opus Point Partners Management, LLC (“Opus”) in which the parties agreed to share a rented facility and costs for certain other services.  Michael S. Weiss, our Executive Chairman and CEO, is a Managing Member of Opus. During the years ended December 31, 2016 and 2015, we incurred expenses of approximately $0.3 million and $0.1 million, respectively, principally for rent, related to this Opus Shared Services Agreement. As of December 31, 2016 and 2015, we had $0 and approximately $0.1 million, respectively, recorded in accounts payable related to this Opus Shared Services Agreement. The Opus Shared Services Agreement is no longer in effect as we began occupying new space in April 2016.

In October 2014, we entered into an agreement (the “Office Agreement”) with FBIO to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO, which is now our corporate headquarters. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.1 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. During the year ended December 31, 2016, we recorded rent expense of approximately $1.4 million and at December 31, 2016, have deferred rent of approximately $0.8 million. Mr. Weiss, our Executive Chairman and CEO, is also Executive Vice Chairman of FBIO.

During the year ended December 31, 2016, we agreed to pay FBIO $2.2 million for our portion of the build-out costs, which have been allocated to us at the 45% rate mentioned above. The allocated build-out costs have been recorded in Leasehold Interest on the Company’s consolidated balance sheet and will be amortized over the 15-year term of the Office Agreement. After an initial commitment period of the 45% rate for a period of three (3) years, we and FBIO will determine actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. Also in connection with this lease, in October 2014 we pledged $0.6 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying consolidated balance sheets.

In July 2015, we entered into a Shared Services Agreement (the “Shared Services Agreement”) with FBIO to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. This Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $0.8 million and $0.1 million for shared services for the years ended December 31, 2016 and 2015, primarily related to shared personnel. As of December 31, 2016, we had approximately $0.4 million recorded in accounts payable related mostly to the Shared Services Agreement, and no amounts were due at December 31, 2015.

In May 2016, as part of a broader agreement with Jubilant, an India-based biotechnology company, we entered into the JBET Agreement with Checkpoint, a subsidiary of FBIO, for the development and commercialization of Jubilant’s novel BET inhibitor program in the field of hematological malignancies. We paid Checkpoint an up-front licensing fee of $1.0 million as part of the JBET Agreement which was recorded in other research and development in the accompanying consolidated statement of operations. As of December 31, 2016, we had approximately $0.8 million recorded in accounts payable, related mostly to the JBET Agreement. Mr. Weiss is also the Executive Chairman of Checkpoint.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

For the year ended December 31, 2016, we incurred expenses of approximately $4,000 to AOI Communications, L.P. for manuscript services related to TG-1101. Mr. Weiss is the owner of AOI Communications, L.P.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2016, we have known contractual obligations, commitments and contingencies of approximately $18.0 million related to our operating lease obligations.

(in thousands)	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations
Operating leases	$18,020	$1,185	$2,281	$2,286	$12,268
Total	$18,020	$1,185	$2,281	$2,286	$12,268

 Leases
See Note 9 for a detailed description of our lease arrangements. Total rental expense was approximately $1.6 million, $0.3 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum lease commitments as of December 31, 2016, in the aggregate total approximately $18.0 million through December 31, 2031. The preceding table shows future minimum lease commitments, which include our office leases in New York, North Carolina and Tennessee, by period as of December 31, 2016.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 11 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	3 Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016

License revenue	$38,095	$38,095	$38,096	$38,095

Total costs and expenses	14,030,251	16,061,538	24,963,567	24,066,153

Net loss	$(13,848,662)	$(15,899,062)	$(24,831,027)	$(23,674,143)

Basic and diluted net loss per common share	$(0.28)	$(0.33)	$(0.50)	$(0.48)

	3 Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015

License revenue	$38,095	$38,095	$38,096	$38,095

Total costs and expenses	14,640,946	17,149,675	13,863,680	17,678,096

Net loss	$(14,577,735)	$(17,103,183)	$(13,655,916)	$(17,611,812)

Basic and diluted net loss per common share	$(0.35)	$(0.38)	$(0.28)	$(0.37)

NOTE 12 – LITIGATION

On January 6, 2017, a purported securities class action complaint was filed in New York federal court against the Company and certain of its directors, officers or consultants on behalf of all shareholders who purchased or otherwise acquired TG Therapeutics common stock between September 15, 2014 and October 12, 2016 (the “Class Period”). The case is captioned John Lyon v. TG Therapeutics, Michael S. Weiss, Sean A. Power and Robert Niecestro, Case No. 1:17-cv-00112-VM (S.D.N.Y.). The complaint alleges that, throughout the Class Period and including on October 13, 2016, that the Company had filed an “amended protocol for its GENUINE Phase 3 trial,” various statements made by the Company regarding its GENUINE Phase 3 trial were materially false or misleading when made in violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On January 24, 2017, a second purported class action complaint was filed in New York federal court against the Company and certain of its directors, officers or consultants also on behalf of all shareholders who purchased or otherwise acquired TG Therapeutics common stock between September 15, 2014 and October 12, 2016. The case is captioned Kenneth C. Wyzgoski v. TG Therapeutics, Michael S. Weiss, Sean A. Power and Robert Niecestro, Case No. 1:17-cv-00508-VM (S.D.N.Y.). The claims and allegations in the Wyzgoski complaint are substantially identical to those in the Lyon case. Both actions remain pending and are in the early stages of litigation.

NOTE 13 - SUBSEQUENT EVENTS

During the first quarter of 2017, we sold a total of 3,104,253 shares of common stock under the 2015 ATM for aggregate total gross proceeds of approximately $31.6 million at an average selling price of $10.18 per share. Net proceeds were approximately $31 million after deducting commissions and other transactions costs.

On March 9, 2017, we announced the pricing of an underwritten public offering of 5,128,206 shares of our common stock (plus a 30-day underwriter option to purchase up to an additional 769,230 shares of common stock, which has been exercised) at a price of $9.75 per share, with expected gross proceeds to TG Therapeutics of $57.5 million, less underwriting discounts and commissions. Total net proceeds from this offering, including the overallotment, are $54 million, net of underwriting discounts and estimated offering expenses of approximately $3.5 million. The shares were sold under a shelf registration statement on Form S-3 (File No. 333-201339) that was previously filed and declared effective by the SEC in January 2015. The offering closed on March 14, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2017

TG THERAPEUTICS, INC.
By: /s/ Michael S. Weiss
Michael S. Weiss Executive Chairman, Chief Executive Officer and President

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant on March 15, 2017, and in the capacities indicated:

Signatures	Title
/s/ Michael S. Weiss Michael S. Weiss	Executive Chairman, Chief Executive Officer and President (principal executive officer)
/s/ Sean A. Power Sean A. Power	Chief Financial Officer (principal financial and accounting officer)
/s/ Laurence N. Charney Laurence N. Charney	Director
/s/ Yann Echelard Yann Echelard	Director
/s/ Kenneth Hoberman Kenneth Hoberman	Director
/s/ Daniel Hume Daniel Hume	Director
/s/ William J. Kennedy William J. Kennedy	Director
/s/ Mark Schoenebaum, M.D. Mark Schoenebaum, M.D.	Director

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

21.1	Subsidiaries of TG Therapeutics, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002