Form 10-K/A
period 2016-12-31
TG THERAPEUTICS, INC.
filed 2017-03-21
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016.
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.
Commission File Number 1-32639

TG THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3898269 (I.R.S. Employer Identification No.)

2 Gansevoort St., 9th Floor New York, New York (Address of principal executive offices)	10014 (Zip Code)

Registrant’s telephone number, including area code: (212) 554-4484

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.001 Per Share (Title of Class)	The Nasdaq Capital Market (Name of Each Exchange on Which Registered)

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

EXPLANATORY NOTE

TG THERAPEUTICS, INC. (the “Company”) is filing this amendment dated March 21, 2017 (the “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Form 10-K”), which was filed with the U.S. Securities and Exchange Commission on March 16, 2017, solely to correct errors in the exhibit index and to file Exhibits 10.18 and 10.19 (the “Exhibits”). The Exhibits are now being filed in full with this 10-K/A.

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

PART IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES.

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

10.13
Sublicense Agreement between TG Therapeutics, Inc. and Ildong Pharmaceutical Co. Ltd., dated November 13, 2012 (incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2012). *

10.14
License Agreement between TG Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated, dated June 23, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014).*

10.15
Licensing Agreement between TG Therapeutics, Inc. and Rhizen Pharmaceuticals SA, dated September 22, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2015). *

10.16
Collaboration Agreement between TG Therapeutics, Inc. and Checkpoint Therapeutics, Inc., dated March 3, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2015). *

10.17
Sublicense Agreement between TG Therapeutics, Inc. and Checkpoint Therapeutics, Inc., dated May 27, 2016, (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2016). *

10.18	Amendment to Employment Agreement, effective January 1, 2017, between TG Therapeutics, Inc. and Michael S. Weiss. #†

10.19	Advisory Agreement, effective January 1, 2017, between TG Therapeutics, Inc. and Caribe BioAdvisors, LLC. #

21.1	Subsidiaries of TG Therapeutics, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

#
Filed herewith.
†
Indicates management contract or compensatory plan or arrangement.
*
Confidential treatment has been requested with respect to omitted portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2017

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant on March 21, 2017, and in the capacities indicated:

Signatures	Title

/s/ Michael S. Weiss* Michael S. Weiss	Executive Chairman, Chief Executive Officer and President (principal executive officer)
/s/ Sean A. Power Sean A. Power	Chief Financial Officer (principal financial and accounting officer)
/s/ Laurence N. Charney* Laurence N. Charney	Director
/s/ Yann Echelard* Yann Echelard	Director
/s/ Kenneth Hoberman* Kenneth Hoberman	Director
/s/ Daniel Hume* Daniel Hume	Director
/s/ William J. Kennedy* William J. Kennedy	Director
/s/ Mark Schoenebaum, M.D.* Mark Schoenebaum, M.D.	Director

*/s/ Sean A. Power

Attorney in Fact

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.18	Amendment to Employment Agreement, effective January 1, 2017, between TG Therapeutics, Inc. and Michael S. Weiss. †

10.19	Advisory Agreement, effective January 1, 2017, between TG Therapeutics, Inc. and Caribe BioAdvisors, LLC.

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†
Indicates management contract or compensatory plan or arrangement.