Form 10-Q
period 2017-03-31
TG THERAPEUTICS, INC.
filed 2017-05-10
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

There were 66,775,146 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 1, 2017.

TG THERAPEUTICS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TG Therapeutics, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$95,637,572	$25,031,280
Short-term investment securities	13,823,332	19,853,860
Interest receivable	22,824	83,852
Prepaid research and development	8,422,375	5,678,755
Other current assets	1,057,715	216,397
Total current assets	118,963,818	50,864,144
Restricted cash	584,213	583,208
Leasehold interest, net	2,491,211	2,042,281
Equipment, net	307,732	328,148
Goodwill	799,391	799,391
Other assets	110,067	164,375
Total assets	$123,256,432	$54,781,547

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$18,916,064	$15,267,668
Accrued compensation	483,555	1,389,516
Current portion of deferred revenue	152,381	152,381
Notes payable	174,657	68,875
Total current liabilities	19,726,657	16,878,440
Deferred rent	1,307,063	816,257
Deferred revenue, net of current portion	1,180,953	1,219,048
Total liabilities	22,214,673	18,913,745
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share (10,000,000 shares authorized, none issued and outstanding as of March 31, 2017 and December 31, 2016)	--	--
Common stock, $0.001 par value per share (150,000,000 shares authorized, 66,816,455 and 56,820,423 shares issued, 66,775,146 and 56,779,114 shares outstanding at March 31, 2017 and December 31, 2016, respectively)	66,817	56,820
Additional paid-in capital	365,323,608	272,432,139
Treasury stock, at cost, 41,309 shares at March 31, 2017 and December 31, 2016	(234,337)	(234,337)
Accumulated deficit	(264,114,329)	(236,386,820)
Total stockholders’ equity	101,041,759	35,867,802
Total liabilities and stockholders’ equity	$123,256,432	$54,781,547

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
Condensed Consolidated Statements of Operations
 (Unaudited)

	Three months ended March 31,
	2017	2016

License revenue	$38,095	$38,095

Costs and expenses:
Research and development:
Noncash compensation	2,306,099	386,925
Other research and development	20,375,794	11,230,415
Total research and development	22,681,893	11,617,340

General and administrative:
Noncash compensation	3,689,356	1,312,040
Other general and administrative	1,333,268	1,100,871
Total general and administrative	5,022,624	2,412,911

Total costs and expenses	27,704,517	14,030,251

Operating loss	(27,666,422)	(13,992,156)

Other (income) expense:
Interest income	(44,696)	(84,862)
Other (income) expense	105,783	(58,632)
Total other (income) expense, net	61,087	(143,494)

Net loss	$(27,727,509)	$(13,848,662)

Basic and diluted net loss per common share	$(0.52)	$(0.28)

Weighted average shares used in computing basic and diluted net loss per common share	53,157,851	48,908,278

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated Deficit	Total
Balance at January 1, 2017	56,820,422	$56,820	$272,432,139	41,309	$(234,337)	$(236,386,820)	$35,867,802
Issuance of common stock in connection with exercise of warrants	887,585	888	2,142,196				2,143,084
Issuance of restricted stock	111,254	111	(111)				--
Forfeiture of restricted stock	(4,495)	(4)	4				--
Issuance of common stock in public offering (net of offering costs of $3,589,875)	5,897,436	5,898	53,713,519				53,719,417
Issuance of common stock in At-the-Market offering (net of offering costs of $554,067)	3,104,253	3,104	31,040,406				31,043,510
Compensation in respect of restricted stock granted to employees, directors and consultants			5,995,455				5,995,455
Net loss						(27,727,509)	(27,727,509)
Balance at March 31, 2017	66,816,455	$66,817	$365,323,608	41,309	$(234,337)	$(264,114,329)	$101,041,759

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,727,509)	$(13,848,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock compensation expense	5,995,455	1,698,965
Depreciation	20,416	6,380
Amortization of premium on investment securities	30,528	128,329
Change in fair value of notes payable and accrued interest	105,782	(58,632)
Changes in assets and liabilities:
Increase in restricted cash	(1,005)	(1,008)
Increase in prepaid research and development and other current assets	(3,584,938)	(2,250,490)
Decrease (increase) in leasehold interest	19,587	(1,151,163)
Decrease in accrued interest receivable	61,028	21,915
Decrease in other assets	242,372	5,341
Increase (decrease) in accounts payable and accrued expenses	2,551,726	(1,575,974)
Increase in deferred rent	22,289	389,554
Decrease in deferred revenue	(38,095)	(38,096)
Net cash used in operating activities	(22,302,364)	(16,673,541)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	--	(282,261)
Investment in held-to-maturity securities	--	(10,641,270)
Proceeds from maturity of short-term securities	6,000,000	9,000,000
Net cash provided by (used in) investing activities	6,000,000	(1,923,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrants	2,143,084	22,163
Proceeds from sale of common stock, net	84,765,572	--
Deferred financing costs paid	--	(8,000)
Net cash provided by financing activities	86,908,656	14,163

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	70,606,292	(18,582,909)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,031,280	55,061,329

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$95,637,572	$36,478,420

NONCASH TRANSACTIONS
Reclassification of deferred financing costs to additional paid-in capital	$(2,645)	$--
Accrued offering costs	$190,709	$--

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases. Currently, we are developing two therapies targeting hematologic malignancies. TG-1101 (ublituximab) is a novel, glycoengineered monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes. We are also developing TGR-1202, an orally available PI3K delta inhibitor. The delta isoform of PI3K is strongly expressed in cells of hematopoietic origin and is believed to be important in the proliferation and survival of B-lymphocytes. Both TG-1101 and TGR-1202 are in clinical development for patients with hematologic malignancies, with TG-1101 also in clinical development for autoimmune disorders. The Company also has pre-clinical programs to develop IRAK4 (interleukin-1 receptor-associated kinase 4) inhibitors, BET (Bromodomain and Extra Terminal) inhibitors, and anti-PD-L1 and anti-GITR antibodies.

We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016. The accompanying condensed December 31, 2016 balance sheet has been derived from these statements. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Liquidity and Capital Resources

We have incurred operating losses since our inception, expect to continue to incur operating losses for the foreseeable future, and may never attain profitable operations. As of March 31, 2017, we have an accumulated deficit of approximately $264.1 million.

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

As of March 31, 2017, we had approximately $109.5 million in cash, cash equivalents, investment securities, and interest receivable, which we believe will be sufficient to fund the Company’s planned operations through 2018. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current strategic plan, including the commercialization of any of our drug candidates.

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

Restricted Cash

We record cash pledged or held in trust as restricted cash. As of March 31, 2017 and December 31, 2016, we have approximately $0.6 million of restricted cash pledged to secure a line of credit as a security deposit for an Office Agreement (see Note 8).

Investment Securities

Investment securities at March 31, 2017 and December 31, 2016 consist of short-term government securities. We classify these securities as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.

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

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company maintains its cash and cash equivalents and short-term investments with high-credit quality financial institutions. At times, such amounts may exceed federally-insured limits.

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

Prepaid research and development in our consolidated balance sheets includes, among other things, certain costs to third party service providers related to development and manufacturing services as well as clinical development. These agreements often require payments in advance of services performed or goods received. Accordingly, as of March 31, 2017 and December 31, 2016, we recorded approximately $8.4 million and $5.7 million, respectively, in prepaid research and development related to such advance agreements.

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

Stock-Based Compensation

We recognize all stock-based payments to employees and non-employee directors (as compensation for service) as noncash compensation expense in the condensed consolidated financial statements based on the fair values of such payments. Stock-based compensation expense recognized each period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For stock-based payments to consultants and other third-parties (including related parties), noncash compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties (including related parties) are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share of our common stock is calculated by dividing net loss applicable to the common stock by the weighted average number of our common stock outstanding for the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because we incurred a net loss during the periods presented or because such potentially dilutive securities were out of the money and the Company realized net income during the periods presented. The amounts of potentially dilutive securities excluded from the calculation were 3,634,008 and 6,869,500 for the three months ended March 31, 2017 and 2016, respectively. The following outstanding shares of potentially dilutive securities were excluded from the computation of net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2017	2016
Unvested restricted stock	3,619,016	5,674,415
Warrants	--	1,177,137
Shares issuable upon note conversion	14,992	17,948
Total	3,634,008	6,869,500

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

Rent Expense and Deferred Rent

Rent expense and lease incentives, including landlord construction allowances, are recognized on a straight-line basis over the lease term, commencing generally on the date the Company takes possession of the leased property. The Company records lease incentives as deferred rent and recognizes the lease incentives as reductions of rental expense. The unamortized portion of deferred rent is included in deferred rent in the condensed consolidated balance sheets.

NOTE 2 – CASH AND CASH EQUIVALENTS

The following tables summarize our cash and cash equivalents at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Money market funds	$15,106,834	$20,978,947
Checking and bank deposits	80,530,738	4,052,333
Total	$95,637,572	$25,031,280

NOTE 3 – INVESTMENT SECURITIES

Our investments as of March 31, 2017 and December 31, 2016 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our investment securities at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between April 2017 and September 2017) (held-to-maturity)	$13,823,332	$607	$5,255	$13,818,684
Total short-term investment securities	$13,823,332	$607	$5,255	$13,818,684

	December 31, 2016
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between February 2017 and September 2017) (held-to-maturity)	$19,853,860	$3,270	$2,492	$19,854,638
Total short-term investment securities	$19,853,860	$3,270	$2,492	$19,854,638

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

As of March 31, 2017 and December 31, 2016, the fair values of cash and cash equivalents, restricted cash, and notes and interest payable, approximate their carrying value.

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

The cumulative liability to the Ariston subsidiary including accrued and unpaid interest of the 5% Notes was approximately $16.9 million at March 31, 2017 and $16.7 million at December 31, 2016. No payments have been made on the 5% Notes as of March 31, 2017.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

As of December 31, 2013, as a result of expiring intellectual property rights and other factors, it was determined that net product cash flows from AST-726 were unlikely. As we have no other obligations under the 5% Notes aside from the net product cash flows and the conversion feature, the conversion feature was used to estimate the 5% Notes’ fair value as of March 31, 2017 and December 31, 2016. The assumptions, assessments and projections of future revenues are subject to uncertainties, difficult to predict, and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our condensed consolidated financial statements.

The following tables provide the fair value measurements of applicable financial liabilities as of March 31, 2017 and December 31, 2016:

	Financial liabilities at fair value as of March 31, 2017
	Level 1	Level 2	Level 3	Total

5% Notes	$--	$--	$174,657	$174,657
Total	$--	$--	$174,657	$174,657

	Financial liabilities at fair value as of December 31, 2016
	Level 1	Level 2	Level 3	Total

5% Notes	$--	$--	$68,875	$68,875
Total	$--	$--	$68,875	$68,875

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

The following table summarizes the changes in Level 3 instruments during the three months ended March 31, 2017:

Fair value at December 31, 2016	$68,875
Interest accrued on face value of 5% Notes	202,748
Change in fair value of Level 3 liabilities	(96,966)
Fair value at March 31, 2017	$174,657

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

In December 2014, we filed a shelf registration statement on Form S-3 (the "2015 S-3"), which was declared effective in January 2015. Under the 2015 S-3, the Company may sell up to a total of $250 million of its securities. In connection with the 2015 S-3, we amended our 2013 At-the-Market Issuance Sales Agreement with MLV & Co. LLC (the "2015 ATM") such that we may issue and sell additional shares of our common stock, having an aggregate offering price of up to $175.0 million, from time to time through MLV & Co. LLC ("MLV") and FBR Capital Markets & Co. ("FBR", each of MLV and FBR individually an "Agent" and collectively the "Agents"), acting as the sales agents. Under the 2015 ATM we pay the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the Agents.

During the three months ended March 31, 2017, we sold a total of 3,104,253 shares of common stock under the 2015 ATM for total gross proceeds of approximately $31.6 million at an average selling price of $10.18 per share, resulting in net proceeds of approximately $31.0 million after deducting commissions and other transaction costs.

On March 9, 2017, we announced the pricing of an underwritten public offering of 5,128,206 shares of our common stock (plus a 30-day underwriter option to purchase up to an additional 769,230 shares of common stock, which was exercised) at a price of $9.75 per share. Net proceeds from this offering, including the overallotment, were approximately $54 million, net of underwriting discounts and offering expenses of approximately $3.5 million. The offering closed on March 14, 2017.

The 2015 S-3 is currently our only active shelf registration statement. After deducting shares already sold, including under the 2015 ATM, there is approximately $88.2 million of common stock that remains available for sale under the 2015 S-3. We may offer the securities under the 2015 S-3 from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that the 2015 S-3 provides us with the flexibility to raise additional capital to finance our operations as needed.

Equity Incentive Plans

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (“2012 Incentive Plan”) was approved by stockholders in June 2015. As of March 31, 2017, no options were outstanding and up to an additional 2,180,005 shares may be issued under the 2012 Incentive Plan.

Effective as of January 1, 2017, we entered into an amendment (the “Amendment”) to the employment agreement entered as of December 15, 2011 (together with the Amendment, the “Employment Agreement”) with Michael S. Weiss, our Executive Chairman and interim Chief Executive Officer and President of the Company. Under the Amendment, Mr. Weiss will remain as Chief Executive Officer and President, removing the interim status. Simultaneously, we entered into a Strategic Advisory Agreement (the “Advisory Agreement”) with Caribe BioAdvisors, LLC (the “Advisor”) owned by Mr. Weiss to provide the services of Mr. Weiss as Chairman of the Board and as Executive Chairman. As part of the Amendment, Mr. Weiss also agreed to forfeit 3,381,866 restricted shares previously granted under the Employment Agreement that were predominantly subject to time-based vesting over the next three years. Simultaneously, (i) Mr. Weiss was issued 418,371 restricted shares under the Employment Agreement that vest in 2018 and 2019 and (ii) the Advisor was issued 2,960,000 restricted shares under the Advisory Agreement that vest on market capitalization thresholds ranging from $375 million to $750 million. Collectively, Mr. Weiss and the Advisor were granted fewer shares than Mr. Weiss forfeited. In accordance with GAAP, there was no incremental stock compensation expense recognition as a result of the modification.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted share activity for the three months ended March 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	8,642,055	$7.20
Granted	111,254	4.80
Vested	(3,629,798)	5.10
Forfeited	(4,495)	4.65
Outstanding at March 31, 2017	5,119,016	$6.21

Total expense associated with restricted stock grants was approximately $6.0 million and $1.7 million during the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was approximately $9.6 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted average period of 1.4 years. This amount does not include, as of March 31, 2017, 305,000 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones; and 2,397,583 shares of restricted stock outstanding issued to non-employees, the expense for which is determined each reporting period at the measurement date. The expense is recognized over the vesting period of the award. Until the measurement date is reached for milestone awards, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date.

Warrants

The following table summarizes warrant activity for the three months ended March 31, 2017:

	Warrants	Weighted average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2016	913,381	$2.41	$1,961,403
Issued	--	--
Exercised	(887,585)	2.41
Expired	(25,796)	--
Outstanding at March 31, 2017	--	$--	$--

Stock-Based Compensation

We did not grant any stock options during the three months ended March 31, 2017 and 2016.

The following table summarizes stock-based compensation expense information about restricted stock and stock options for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Stock-based compensation expense associated with restricted stock	$5,995,455	$1,698,965
Total	$5,995,455	$1,698,965

NOTE 6 – NOTES PAYABLE

The following is a summary of notes payable:

	March 31, 2017			December 31, 2016
	Current portion, net	Non-current portion, net	Total	Current portion, net	Non-current portion, net	Total
Convertible 5% Notes Payable	$174,657	$-	$174,657	$68,875	$-	$68,875
Total	$174,657	$-	$174,657	$68,875	$-	$68,875

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

The cumulative liability including accrued and unpaid interest of these notes was approximately $16.9 million at March 31, 2017 and $16.7 million at December 31, 2016. No payments have been made on the 5% Notes as of March 31, 2017.

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

An upfront payment of $2.0 million which was received in December 2012 (net of $0.3 million of income tax withholdings), is recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $38,000 for each of the three months ended March 31, 2017 and 2016, and, at March 31, 2017 and December 31, 2016, have deferred revenue of approximately $1.3 million and $1.4 million, respectively, associated with this $2.0 million payment (approximately $0.2 million of which has been classified in current liabilities at March 31, 2017 and December 31, 2016).

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

Under the terms of the LFB License Agreement, we utilize LFB Group for certain development and manufacturing services. We incurred expenses of approximately $27,000 and no such expenses during the three months ended March 31, 2017 and 2016, respectively, which have been included in other research and development expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2017 and December 31, 2016, we had approximately $17,000 and $0.4 million, respectively, recorded in accounts payable related to the LFB License Agreement. In conjunction with the development and manufacturing services discussed above, certain agreements between us and LFB Group require payments in advance of services performed or goods delivered. Accordingly, as of March 31, 2017 and December 31, 2016, we recorded approximately $1.6 million and $1.3 million, respectively, in prepaid research and development for such advance payments.

Other Parties

In March 2014, we entered into a shared services agreement (the “Opus Shared Services Agreement”) with Opus Point Partners Management, LLC (“Opus”) in which the parties agreed to share the costs of a rented facility and certain other services. Our Executive Chairman and Interim Chief Executive Officer is a Managing Member of Opus. During the three months ended March 31, 2017 and 2016, we incurred expenses of approximately $0 and $0.1 million, respectively, principally for rent, related to this agreement. The Opus Shared Services Agreement is no longer in effect as we began occupying new space in April 2016.

In October 2014, we entered into an agreement (the “Office Agreement”) with Fortress Biotech, Inc. (“Fortress”), to occupy approximately 45% of the 24,000 square feet of New York City office space leased by Fortress, which is now our corporate headquarters. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.1 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. During the three months ended March 31, 2017, we recorded rent expense of approximately $0.4 million and at March 31, 2017, have deferred rent of approximately $1.3 million. Mr. Weiss, our Executive Chairman and Interim CEO, is also Executive Vice Chairman of Fortress.

Under the Office Agreement, we agreed to pay Fortress our portion of the build out costs, which have been allocated to us at the 45% rate mentioned above. The allocated build-out costs have been recorded in Leasehold Interest and will be amortized over the 15-year term of the Office Agreement. After an initial commitment period of the 45% rate for a period of three (3) years, we and Fortress will determine actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. As of March 31, 2017, we had approximately $0.1 million recorded in accounts payable related mostly to the build-out costs.

In July 2015, we entered into a Shared Services Agreement (the “Shared Services Agreement”) with Fortress to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. This Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $0.3 million and $0.1 million for shared services for the three months ended March 31, 2017 and 2016, respectively, primarily related to shared personnel.

In May 2016, as part of a broader agreement with Jubilant, an India-based biotechnology company, we entered into the JBET Agreement with Checkpoint, a subsidiary of Fortress, for the development and commercialization of Jubilant’s novel BET inhibitor program in the field of hematological malignancies. We paid Checkpoint an up-front licensing fee of $1.0 million and incurred expenses of $0.2 million for the first milestone achievement as part of the JBET Agreement recorded in other research and development. As of March 31, 2017 and December 31, 2016, we had approximately $0.7 million and $0.8 million, respectively, recorded in accounts payable, related to the JBET Agreement. Mr. Weiss is also the Executive Chairman of Checkpoint.

NOTE 9 – LITIGATION

On January 6, 2017, a purported securities class action complaint was filed in New York federal court against the Company and certain of its directors, officers or consultants on behalf of all shareholders who purchased or otherwise acquired TG Therapeutics common stock between September 15, 2014 and October 12, 2016 (the “Class Period”). The case was captioned John Lyon v. TG Therapeutics, Michael S. Weiss, Sean A. Power and Robert Niecestro, Case No. 1:17-cv-00112-VM (S.D.N.Y.). The complaint alleged that, throughout the Class Period various statements made by the Company regarding its GENUINE Phase 3 trial were materially false or misleading when made in violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On January 24, 2017, a second purported class action complaint was filed in New York federal court against the Company and certain of its directors, officers or consultants on behalf of all shareholders who purchased or otherwise acquired TG Therapeutics common stock between September 15, 2014 and October 12, 2016. The case was captioned Kenneth C. Wyzgoski v. TG Therapeutics, Michael S. Weiss, Sean A. Power and Robert Niecestro, Case No. 1:17-cv-00508-VM (S.D.N.Y.). The claims and allegations in the Wyzgoski complaint were substantially identical to those in the Lyon case. By order dated March 23, 2017, the court consolidated the Lyon and Wyzgoski cases into one action, captioned In re TG Therapeutics Securities Litigation, Case No. 1:17-cv-00112-VM (S.D.N.Y.), appointed lead plaintiffs in the case, and approved lead plaintiffs’ selection of lead counsel. On April 5, 2017 the Court so ordered a stipulation pursuant to which lead plaintiffs voluntarily dismissed the consolidated action in its entirety without prejudice. The Company denies the allegations and claims made in the above-referenced actions and no consideration was given by the Company in connection with lead plaintiffs’ voluntary dismissal of the consolidated action.

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

You should read the following discussion and analysis in conjunction with the unaudited condensed consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases. Currently, we are developing two therapies targeting hematologic malignancies. TG-1101 (ublituximab) is a novel, glycoengineered monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes. We are also developing TGR-1202, an orally available PI3K delta inhibitor. The delta isoform of PI3K is strongly expressed in cells of hematopoietic origin and is believed to be important in the proliferation and survival of B-lymphocytes. Both TG-1101 and TGR-1202 are in clinical development for patients with hematologic malignancies, with TG-1101 also in clinical development for autoimmune disorders. The Company also has pre-clinical programs to develop IRAK4 (interleukin-1 receptor-associated kinase 4) inhibitors, BET inhibitors, and anti-PD-L1 and anti-GITR antibodies.

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

Generally, anti-CD20 antibodies are believed to exert their B-cell depleting effects through three primary mechanisms: antibody dependent cell-mediated cytotoxicity (“ADCC”), complement dependent cytotoxicity (“CDC”), and direct or programmed cell death (“DCD” or “PCD”). TG-1101 has been specifically glycoengineered to enhance ADCC activity, which should enhance its ability to deplete B-cells and may improve its anti-cancer effects when compared to Rituxan®, the leading anti-CD20 monoclonal antibody, which had worldwide sales in 2016 of more than $7 billion.

Clinical Trials Overview and Recent Developments

Two single-agent, dose-escalation, Phase I studies were undertaken with TG-1101 to establish an optimal dose in patients with Non-Hodgkin’s Lymphoma (“NHL”) and Chronic Lymphocytic Leukemia (“CLL”). A two part first-in-human Phase I clinical trial was first completed in France in which TG-1101 was evaluated in relapsed or refractory CLL. Subsequently, a single-agent Phase I study was undertaken in the US enrolling patients with both NHL and CLL. In both studies, single agent therapy with TG-1101 was deemed well tolerated by treating investigators and displayed promising clinical activity in relapsed and refractory patients.

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

In addition, TG-1101 is being evaluated in a Phase 2 study for the treatment of Multiple Sclerosis (MS) and in an investigator initiated Phase 1 study for the treatment of acute neuromyelitis optica (NMO) relapses, with additional autoimmune related indications planned to be studied.

Manufacturing of TG-1101 is currently performed by our partner, LFB Biotechnologies, and a secondary contract manufacturer based in the US.

Further details on our priority ongoing trials for TG-1101 are as follows:

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

On March 6, 2017, we announced positive topline results from our Phase 3 GENUINE clinical trial of TG-1101 plus ibrutinib in patients with previously treated high-risk CLL. For the study, high-risk was defined as having any one or more of the following cytogenetic abnormalities: 17p deletion, 11q deletion or p53 mutation. The multicenter, randomized trial (NCT02301156), which assessed the efficacy and safety of TG-1101 plus ibrutinib, met its primary endpoint, demonstrating a statistically significant improvement in Overall Response Rate (ORR) compared to ibrutinib alone in both the Intent to Treat (ITT) population (p=0.001) and Treated population (p < 0.001). The ITT population includes all 126 randomized patients (64 in the TG-1101 + ibrutinib arm and 62 in the ibrutinib alone arm) while the Treated population includes all ITT patients that received at least one dose of either study drug (59 in the TG-1101 + ibrutinib arm and 58 in the ibrutinib alone arm).

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

A full analysis of the Phase 3 GENUINE data along with detailed efficacy and safety results will be presented in an oral presentation at the upcoming 2017 Annual Meeting of the American Society of Clinical Oncology (“ASCO”) and we plan to request a meeting with the FDA as soon as possible thereafter to discuss the filing of the data for accelerated approval.

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

The Phase 3 trial, called the UNITY-CLL trial, is a randomized controlled clinical trial that includes two key objectives: first, to demonstrate contribution of each agent in the TG-1101 + TGR-1202 regimen (the combination sometimes referred to as "1303"), and second, to demonstrate superiority in Progression Free Survival (PFS) over the standard of care to support the submission for full approval of the combination. The study will randomize patients into four treatment arms: TG-1101 + TGR-1202, TG-1101 alone, TGR-1202 alone, and an active control arm of obinutuzumab (GAZYVA®) + chlorambucil. An early interim analysis will assess contribution of each single agent in the TG-1101 + TGR-1202 combination regimen, which, if successful, will allow early termination of both single agent arms. A second interim analysis will be conducted following full enrollment into the study, which, if positive, we plan to utilize for accelerated approval. Assuming early termination of the TG-1101 and TGR-1202 single agent arms, the study will enroll approximately 450 patients to be utilized for the interim analysis and primary analysis data sets, not accounting for over enrollment anticipated in the single agent arms while the interim analysis data set is obtained.

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

In April 2017, we presented additional data from the study at the American Academy of Neurology 69th Annual meeting, with additional data presentations expected at upcoming medical conferences.

Updates for the combination of TG-1101 and TGR-1202

In January 2017, we announced that the FDA has granted orphan drug designation covering the combination of TG-1101 and TGR-1202 for the treatment of patients with CLL and DLBCL.

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

Clinical Trials Overview and Recent Developments

Initial clinical development of TGR-1202 focused on establishing preliminary safety and efficacy in a wide variety of hematologic malignancies. Upon identification of safe and active doses of TGR-1202, a combination clinical trial program was opened, exploring TGR-1202 in combination with a variety of agents. In addition to the previously described studies in combination with TG-1101, our current priority clinical trials that are ongoing or have been completed for TGR-1202 include:

●
TGR-1202 in combination with the anti-CD20 antibody, obinutuzumab (GAZYVA® ) and chlorambucil in patients with CLL;
●
TGR-1202 in combination with the anti-CD30 antibody drug conjugate, brentuximab vedotin (ADCETRIS® ), in patients with relapsed or refractory Hodgkin’s lymphoma;
●
TGR-1202 in combination with the BTK inhibitor, ibrutinib, in patients with previously treated CLL and MCL, as well as in patients with DLBCL; and
●
TGR-1202 in combination with the JAK inhibitor, ruxolitinib (JAKAFI® ), in patients with previously treated Myelofibrosis or Polycythemia Vera
●
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

PD-L1 and GITR

In March 2015, we entered into a global collaboration agreement for the development and commercialization of anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies. Our anti-PD-L1 and anti-GITR programs are currently in pre-clinical development, with pre-clinical data most recently presented at the American Association for Cancer Research Annual Meeting in March 2017.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2017 and 2016

License Revenue. License revenue was $38,095 for each of the three months ended March 31, 2017 and 2016. License revenue is related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $2,306,099 for the three months ended March 31, 2017, as compared to $386,925 during the comparable period in 2016. The increase in noncash compensation expense was primarily related to restricted stock grants to personnel in 2017 and an increase in the measurement date fair value of certain consultant restricted stock during the period ended March 31, 2017.

Other Research and Development Expenses. Other research and development expenses increased by $9,145,379 to $20,375,794 for the three months ended March 31, 2017, as compared to $11,230,415 for the three months ended March 31, 2016. The increase was mainly due to the ongoing clinical development programs and related manufacturing costs for TG-1101 and TGR-1202 during the three months ended March 31, 2017. We expect our other research and development costs to increase modestly for the remainder of 2017 as the enrollment of additional patients in our Phase 3 clinical trials increases and we prepare for launch.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants increased by $2,377,316 to $3,689,356 for the three months ended March 31, 2017, as compared to $1,312,040 for the three months ended March 31, 2016. The increase in noncash compensation expense was primarily related to an increase in the measurement date fair value of certain consultant restricted stock and restricted stock granted to executive personnel during the three months ended March 31, 2017.

Other General and Administrative Expenses. Other general and administrative expenses increased by $232,397 to $1,333,268 for the three months ended March 31, 2017, as compared to $1,100,871 for the three months ended March 31, 2016. The increase was due primarily to rent related expenses of our new office space, as well as increased personnel and other general and administrative costs. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2017.

Other (Income) Expense. Other income decreased by $204,581 to $61,087 of expense for the three months ended March 31, 2017, as compared to $143,494 of income for the three months ended March 31, 2016. The decrease is mainly due to a decrease in the change in fair value of notes payable and a decrease in interest income for the three months ended March 31, 2017.

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

As of March 31, 2017, we had approximately $109.5 million in cash and cash equivalents, investment securities, and interest receivable.

As of March 31, 2017 we anticipate that our cash and cash equivalents and investments will be sufficient to fund the Company’s planned operations through 2018. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Cash used in operating activities for the three months ended March 31, 2017 was $22,302,364 as compared to $16,673,541 for the three months ended March 31, 2016. The increase in cash used in operating activities was due primarily to increased expenditures associated with our clinical development programs for TG-1101 and TGR-1202.

For the three months ended March 31, 2017, net cash provided by investing activities was $6,000,000 as compared to net cash used in investing activities of $1,923,531 for the three months ended March 31, 2016. The increase in net cash provided by investing activities was primarily due to the maturity and sale of treasury securities during the three months ended March 31, 2017.

For the three months ended March 31, 2017, net cash provided by financing activities of $86,908,656 related to net proceeds from the issuance of common stock as part of our underwritten public offering in March 2017 and our ATM program, as well as proceeds from the exercise of warrants.

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

Accounting Related to Goodwill. As of March 31, 2017 and December 31, 2016, there was $799,391 of goodwill on our condensed consolidated balance sheets. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of March 31, 2017, our portfolio of financial instruments consists of cash equivalents, including bank deposits, and investments. Due to the short-term nature of our investments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We plan on conducting additional Phase I, II and III clinical trials for TG-1101 and TGR-1202. Early clinical results seen with TG-1101 and TGR-1202 in a small number of patients may not be reproduced in expanded or larger clinical trials. Additionally, individually reported outcomes of patients treated in clinical trials may not be representative of the entire population of treated patients in such studies. Further, larger scale Phase III studies, which are often conducted internationally, are inherently subject to increased operational risks compared to earlier stage studies, including the risk that the results could vary on a region to region, or country to country basis which could materially adversely affect the study’s outcome or the opinion of the validity of the study results by applicable regulatory agencies. Additionally, many of the results reported in our early clinical trials rely on local investigator assessed safety and efficacy outcomes which may differ from results assessed in a blinded, independent, centrally reviewed manner, often required of adequate and well controlled registration directed clinical trials which may be undertaken at a later date. If the results from expansion cohorts or later trials are different from those found in the earlier studies of TG-1101 and TGR-1202, we may need to terminate or revise our clinical development plan, which could extend the time for conducting our development program and could have a material adverse effect on our business. Our IRAK4, BET, anti-PD-L1 and anti-GITR programs are all in pre-clinical development and no assurance can be given that they will advance into clinical development. If the results from additional pre-clinical studies or early clinical trials differ from those found in earlier studies, our clinical development plans and timelines for this program could be adversely affected which could have a material adverse effect on our business. Many drugs fail in the early stages of clinical development for safety and tolerability issues, accordingly if our pre-clinical assets advance into clinical development, no assurance can be made that a safe and efficacious dose can be found.

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

In September 2015 we announced a Phase 3 clinical trial for the combination of TG-1101 + TGR-1202 for patients with CLL, which is being conducted pursuant to an SPA with the FDA. Many companies which have been granted SPAs and/or the right to utilize the FDA’s Fast Track or accelerated approval process have ultimately failed to obtain final approval to market their drugs. Since we are seeking approvals under SPAs for some of our product registration strategies, based on protocol designs negotiated with the FDA, we may be subject to enhanced scrutiny. Further, any changes or amendments to a protocol that is being conducted under SPA will have to be reviewed and approved by the FDA to verify that the SPA agreement is still valid. Even if the primary endpoint in a Phase 3 clinical trial is achieved, a SPA does not guarantee approval. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee prior to making its final decision.

The sufficiency of our GENUINE trial design and results are subject to FDA’s discretion.

On March 6, 2017, we announced topline data from our Phase 3 “GENUINE” clinical trial of TG-1101 in combination with ibrutinib as a treatment for patients with previously treated high risk Chronic Lymphocytic Leukemia, or CLL. This trial, as originally designed, was prepared under FDA’s SPA procedures, in which FDA agrees in advance of commencement of a Phase III clinical trial that the trial’s design, clinical endpoints and statistical analyses will constitute a pivotal study for purposes of regulatory approval, assuming that the resulting data is sufficiently favorable. In October 2016, after consulting with the FDA, we amended the protocol which had the effect of reducing the number of enrolled patients to approximately 120 and eliminating progression-free survival as a primary endpoint, leaving overall response rate as the sole primary endpoint. In doing so, the trial’s SPA was rescinded.

We believe that the revised trial design and the resulting data could support FDA approval, but that is a question wholly within FDA’s discretion to determine. Whether or not FDA accepts the data for filing will depend on FDA’s views on the adequacy of the filing. Consequently, there can be no assurance that FDA will approve TG-1101, or even whether FDA will agree to meet with us to discuss the matter.

A critical area of inquiry in the GENUINE clinical trial will be the overall response rate observed. As per applicable disease evaluation criteria, responders require confirmation of response for a minimum duration of two months. As of the date of analysis, nine patients that demonstrated a response in the combination therapy arm of the trial were awaiting confirmation visits, which are expected to occur over the two months following the analysis of the primary endpoint. During the study, less than 3% of patients who demonstrated a response in the combination therapy arm of the trial failed to be a confirmed response at subsequent follow-up. Nevertheless, if one or more of the nine patients awaiting confirmation do not maintain their response at the next checkpoint, our previously reported results could be adversely affected, perhaps materially so, which could adversely affect the likelihood of regulatory approval.

Any product candidates we may advance through clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals or “fast track” status to commercialize our product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates or any future product candidates are subject to extensive regulation by the FDA in the United States and by comparable health authorities worldwide or in foreign markets. In the United States, we are not permitted to market our product candidates until we receive approval of a BLA or NDA from the FDA. The process of obtaining BLA and NDA approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Approval policies or regulations may change and the FDA has substantial discretion in the pharmaceutical approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Even with “fast track” or “priority review” status which we intend to seek for our product candidates, where possible, including with regard to TG-1101, such designations do not necessarily mean a faster development process or regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. In addition, the FDA may require post-approval clinical trials or studies which also may be costly. The FDA approval for a limited indication or approval with required warning language, such as a boxed warning, could significantly impact our ability to successfully market our product candidates. Finally, the FDA may require adoption of a Risk Evaluation and Mitigation Strategy (“REMS”) requiring prescriber training, post-market registries, or otherwise restricting the marketing and dissemination of these products. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. Assuming successful clinical development, we intend to seek product approvals in countries outside the United States. As a result, we would be subject to regulation by the European Medicines Agency (“EMA”), as well as the other regulatory agencies in many of these countries, and other regulatory agencies around the world.

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

We have not completed testing of any of our product candidates for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent that adverse events, if any, will be observed in patients who receive any of our product candidates. To date, clinical trials using TG-1101 and TGR-1202 have demonstrated a toxicity profile that was deemed acceptable by the investigators performing such studies. Such interpretation may not be shared by future investigators or by the FDA and in the case of TG-1101 and TGR-1202, even if deemed acceptable for oncology applications, it may not be acceptable for diseases outside the oncology setting, and likewise for any other product candidates we may develop. Additionally, the severity, duration and incidence of adverse events may increase in larger study populations. With respect to both TG-1101 and TGR-1202, the toxicity when manufactured under different conditions and in different formulations is not known, and it is possible that additional and/or different adverse events may appear upon the human use of those formulations and those adverse events may arise with greater frequency, intensity and duration than in the current formulation. Further, with respect to TGR-1202, although several hundred patients have been dosed amongst all ongoing TGR-1202 studies, the full adverse effect profile of TGR-1202 is not known. It is also unknown as additional patients are exposed for longer durations to TGR-1202, whether greater frequency and/or severity of adverse events are likely to occur. Common toxicities of other drugs in the same class as TGR-1202 include high levels of liver toxicity, infections and colitis, the latter of which notably has presented with later onset, with incidence increasing with duration of exposure. To date, the incidence of these events has been limited for TGR-1202, however no assurance can be given that this safety and tolerability profile will continue to be demonstrated in the future as higher doses, longer durations of exposure, and multiple drug combinations are explored. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain marketing approval and generate revenues from its sale, or even if approved for sale may lack differentiation from competitive products, which could have a material adverse impact on our business and operations.

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

Our product candidates are in the initial stages of development and are currently manufactured in small batches for use in pre-clinical and clinical studies. Process improvements implemented to date have changed, and process improvements in the future may change, the activity profile of the product candidates, which may affect the safety and efficacy of the products. No assurance can be given that the material manufactured from any of the optimized processes will perform comparably to the product candidates as manufactured to date and used in currently available pre-clinical data and or in early clinical trials reported in this or any previous filing. Additionally, future clinical trial results will be subject to the same level of uncertainty if, following such trials, additional process improvements are made. In addition, we have recently engaged a secondary manufacturer for TG-1101 to meet our current clinical and future commercial needs and anticipate engaging additional manufacturing sources for TGR-1202 to meet expanded clinical trial and commercial needs. While material produced from this secondary manufacturer for TG-1101 has to date demonstrated acceptable comparability, no assurance can be given that any additional manufacturers will be successful or that material manufactured by the additional manufacturers will perform comparably to TG-1101 or TGR-1202 as manufactured to date and used in currently available pre-clinical data and or in early clinical trials reported in this or any previous filing, or that the relevant regulatory agencies will agree with our interpretation of comparability. If a secondary manufacturer is not successful in replicating the product or experiences delays, or if regulatory authorities impose unforeseen requirements with respect to product comparability from multiple manufacturing sources, we may experience delays in clinical development.

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

If approved, we expect TG-1101 to compete directly with Roche Group’s Rituxan® (rituximab) and Gazyva® (obinutuzumab or GA-101), and Novartis’ Arzerra® (ofatumumab) among others, each of which is currently approved for the treatment of various diseases including NHL and CLL. In addition, a number of pharmaceutical companies are developing antibodies targeting CD20, CD19, and other B-cell associated targets, chimeric antigen receptor T-cell (CAR-T) immunotherapy, and other B-cell ablative therapy which, if approved, would potentially compete with TG-1101 both in oncology settings as well as in autoimmune disorders. Recently, the Roche Group’s anti-CD20 antibody ocrelizumab was approved for the treatment of MS. Genmab and GSK’s (ofatumumab) is also under clinical development for patients with MS. New developments, including the development of other pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace.

With respect to TGR-1202, there are several PI3K delta targeted compounds both approved, such as Gilead’s Zydelig™ (idelalisib), and in development, including, but not limited to, Verastem’s duvelisib which if approved we would expect to compete directly with TGR-1202. In addition, there are numerous other novel therapies targeting similar pathways to TGR-1202 both approved and in development, which could also compete with TGR-1202 in similar indications, such as the BTK inhibitor, ibrutinib (FDA approved for MCL, CLL, Marginal Zone Lymphoma and WM and marketed by AbbVie and Janssen), the BTK inhibitor acalabrutinib (under development by AstraZeneca), or the BCL-2 inhibitor ABT-199 (FDA approved for CLL and marketed by AbbVie and Roche).

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

As of May 1, 2017, we had sixty-three full and part time employees. Over time, we will need to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue research and development activities, and commercialize our product candidates. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth, and various projects requires that we:
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

As of March 31, 2017, we had approximately $109.5 million in cash, cash equivalents, investment securities, and interest receivable, which we believe will be sufficient to fund the company’s planned operations through 2018. As a result, we will need additional capital to continue our operations beyond that time. Required additional sources of financing to continue our operations in the future might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned preclinical and clinical trials or obtain approval of any of our product candidates from the FDA or any foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which would have a dilutive effect to stockholders.

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

We have never been profitable and, as of March 31, 2017, we had an accumulated deficit of $264.1 million. We have generated operating losses in all periods since we were incorporated. We expect to make substantial expenditures resulting in increased operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial efforts for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Our directors, executive officers, their affiliates, and our principal stockholders beneficially own approximately 45% of our outstanding voting stock, including shares underlying outstanding options and warrants. Our directors, officers and principal stockholders, taken as a whole, have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues submitted to our stockholders.

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

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2017.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2017.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2017.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2017.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: May 10, 2017	By:	/s/ Sean A. Power
Sean A. Power Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2017.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2017.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2017.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2017.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).