Form 10-Q
period 2017-06-30
TG THERAPEUTICS, INC.
filed 2017-08-09
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒

There were 68,835,893 shares of the registrant’s common stock, $0.001 par value, outstanding as of August 1, 2017.

TG THERAPEUTICS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words "anticipate," "believe," "estimate," "may," "expect," “plan,” “intend” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, or the SEC, or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our

● expectations for increases or decreases in expenses;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$77,602,363	$25,031,280
Short-term investment securities	8,808,930	19,853,860
Interest receivable	43,290	83,852
Prepaid research and development	9,662,237	5,678,755
Other current assets	927,657	216,397
Total current assets	97,044,477	50,864,144
Restricted cash	585,229	583,208
Leasehold interest, net	2,479,349	2,042,281
Equipment, net	289,305	328,148
Goodwill	799,391	799,391
Other assets	--	164,375
Total assets	$101,197,751	$54,781,547

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$19,556,942	$15,267,668
Accrued compensation	896,805	1,389,516
Current portion of deferred revenue	152,381	152,381
Notes payable	152,568	68,875
Total current liabilities	20,758,696	16,878,440
Deferred rent	1,321,180	816,257
Deferred revenue, net of current portion	1,142,857	1,219,048
Total liabilities	23,222,733	18,913,745
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share (10,000,000 shares authorized, none issued and outstanding as of June 30, 2017 and December 31, 2016)	--	--
Common stock, $0.001 par value per share (150,000,000 shares authorized, 68,127,202 and 56,820,422 shares issued, 68,085,893 and 56,779,113 shares outstanding at June 30, 2017 and December 31, 2016, respectively)	68,127	56,820
Additional paid-in capital	370,608,641	272,432,139
Treasury stock, at cost, 41,309 shares at June 30, 2017 and December 31, 2016	(234,337)	(234,337)
Accumulated deficit	(292,467,413)	(236,386,820)
Total stockholders’ equity	77,975,018	35,867,802
Total liabilities and stockholders’ equity	$101,197,751	$54,781,547

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

License revenue	$38,095	$38,095	$76,190	$76,190

Costs and expenses:
Research and development:
Noncash compensation	1,266,322	567,157	3,572,421	954,082
Other research and development	25,439,477	12,966,574	45,815,271	24,196,989
Total research and development	26,705,799	13,533,731	49,387,692	25,151,071

General and administrative:
Noncash compensation	223,406	1,081,240	3,912,762	2,393,280
Other general and administrative	1,534,261	1,446,567	2,867,529	2,547,438
Total general and administrative	1,757,667	2,527,807	6,780,291	4,940,718

Total costs and expenses	28,463,466	16,061,538	56,167,983	30,091,789

Operating loss	(28,425,371)	(16,023,443)	(56,091,793)	(30,015,599)

Other (income) expense:
Interest income	(50,197)	(92,629)	(94,893)	(177,491)
Other (income) expense	(22,090)	(31,752)	83,693	(90,384)
Total other (income) expense, net	(72,287)	(124,381)	(11,200)	(267,875)

Net loss	$(28,353,084)	$(15,899,062)	$(56,080,593)	$(29,747,724)

Basic and diluted net loss per common share	$(0.45)	$(0.33)	$(0.96)	$(0.61)

Weighted average shares used in computing basic and diluted net loss per common share	63,288,269	48,769,948	58,251,045	48,838,731

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated Deficit	Total
Balance at January 1, 2017	56,820,422	$56,820	$272,432,139	41,309	$(234,337)	$(236,386,820)	$35,867,802
Issuance of common stock in connection with exercise of warrants	887,585	888	2,142,195	--	--	--	2,143,083
Issuance of restricted stock	1,088,131	1,088	(1,088)	--	--	--	--
Forfeiture of restricted stock	(20,625)	(21)	21	--	--	--	--
Issuance of common stock in public offering (net of offering costs of $3.6 million)	5,897,436	5,898	53,634,115	--	--	--	53,640,013
Issuance of common stock in At-the-Market offerings (net of offering costs of $0.6 million)	3,454,253	3,454	34,916,076	--	--	--	34,919,530
Compensation in respect of restricted stock granted to employees, directors and consultants	--	--	7,485,183	--	--	--	7,485,183
Net loss	--	--	--	--	--	(56,080,593)	(56,080,593)
Balance at June 30, 2017	68,127,202	$68,127	$370,608,641	41,309	$(234,337)	$(292,467,413)	$77,975,018

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(56,080,593)	$(29,747,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock compensation expense	7,485,183	3,347,362
Depreciation	41,070	23,319
Amortization of premium on investment securities	44,930	254,132
Change in fair value of notes payable	83,693	(90,384)
Changes in assets and liabilities:
Increase in restricted cash	(2,021)	(2,018)
Increase in other current assets	(4,251,493)	(5,700,293)
Decrease (increase) in leasehold interest	75,032	(1,968,734)
Decrease (increase) in accrued interest receivable	40,562	52,255
Increase in other assets	395,375	(9,518)
Increase in accounts payable and accrued expenses	3,067,915	3,712,012
Increase in deferred rent	44,578	681,720
Decrease in deferred revenue	(76,191)	(76,191)
Net cash used in operating activities	(49,131,960)	(29,524,062)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,227)	(310,056)
Investment in held-to-maturity securities	--	(15,199,922)
Proceeds from maturity of short-term securities	11,000,000	15,000,000
Net cash provided by (used in) investing activities	10,997,773	(509,978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrants	2,143,083	50,271
Proceeds from sale of common stock, net	88,562,187	3,504,261
Financing costs	--	(3,989)
Net cash provided by financing activities	90,705,270	3,550,543

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	52,571,083	(26,483,497)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,031,280	55,061,329

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$77,602,363	$28,577,832

NONCASH TRANSACTIONS
Accrued financing costs	$233,646	$--
Reclassification of deferred financing costs to additional paid-in capital	$(2,645)	$(56,988)
Conversion of convertible notes payable to common stock	$--	$30,601

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases. Currently, we are developing two therapies targeting hematologic malignancies. TG-1101 (ublituximab) is a novel, glycoengineered monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes. We are also developing TGR-1202 (umbralisib), an orally available PI3K delta inhibitor. The delta isoform of PI3K is strongly expressed in cells of hematopoietic origin and is believed to be important in the proliferation and survival of B-lymphocytes. Both TG-1101 and TGR-1202 are in clinical development for patients with hematologic malignancies, with TG-1101 also in clinical development for autoimmune disorders. The Company also has pre-clinical programs to develop IRAK4 (interleukin-1 receptor-associated kinase 4) inhibitors, BET (Bromodomain and Extra Terminal) inhibitors, and anti-PD-L1 and anti-GITR antibodies.

We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016. The accompanying condensed December 31, 2016 balance sheet has been derived from these statements. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Liquidity and Capital Resources

We have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and, may never become profitable. As of June 30, 2017, we have an accumulated deficit of approximately $292.5 million.

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

As of June 30, 2017, we had approximately $86.5 million in cash, cash equivalents, investment securities, and interest receivable. The Company believes its cash, cash equivalents, investment securities, and interest receivable on hand as of June 30, 2017 combined with the proceeds raised subsequent to the quarter end will be sufficient to fund the Company’s planned operations through 2018. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current strategic plan, including the commercialization of any of our drug candidates (see Note 5 for further details).

Our common stock is listed on the Nasdaq Capital Market and trades under the symbol “TGTX.”

Recently Issued Accounting Standards

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2017-09, “Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless all the following are met:
●
The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification.
●
The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified.
●
The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

ASU 2017-09 is effective for annual and interim periods beginning on or after December 15, 2017. Early adoption is permitted for public business entities for reporting periods for which financial statements have not yet been issued, and all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments should be applied prospectively to an award modified on or after the adoption date. We are currently evaluating the impact the adoption of ASU 2017-09 will have on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, ASU 2017-04:
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

Other pronouncements issued by the FASB or other authoritative accounting standards with future effective dates are either not applicable or not significant to our consolidated financial statements.

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

Restricted Cash

We record cash pledged or held in trust as restricted cash. As of June 30, 2017 and December 31, 2016, we have approximately $0.6 million of restricted cash pledged to secure a line of credit as a security deposit for an Office Agreement (see Note 8).

Investment Securities

Investment securities at June 30, 2017 and December 31, 2016 consist of short-term government securities. We classify these securities as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.

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

Prepaid research and development in our consolidated balance sheets includes, among other things, costs related to agreements with CRO’s, certain costs to third party service providers related to development and manufacturing services as well as clinical development. These agreements often require payments in advance of services performed or goods received. Accordingly, as of June 30, 2017 and December 31, 2016, we recorded approximately $9.7 million and $5.7 million, respectively, in prepaid research and development related to such advance agreements.

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

In addition, because some of the restricted stock issued to employees, consultants and other third-parties vest upon achievement of certain milestones, the total expense is uncertain. Compensation expense for such awards that vest upon the achievement of milestones is recognized when the achievement of such milestones becomes probable.

Basic and Diluted Net Loss Per Common Share

Basic net loss per share of our common stock is calculated by dividing net loss applicable to the common stock by the weighted-average number of our common stock outstanding for the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because we incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented. The amounts of potentially dilutive securities excluded from the calculation were 4,290,943 and 6,449,737 for the three and six months ended June 30, 2017 and 2016, respectively. The following outstanding shares of common stock equivalents were excluded from the computation of net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three and Six Months Ended June 30,
	2017	2016
Unvested restricted shares	4,275,762	5,270,084
Shares issuable upon note conversion	15,181	14,945
Warrants	--	1,164,708
Total	4,290,943	6,449,737

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

NOTE 2 – CASH AND CASH EQUIVALENTS

The following tables summarize our cash and cash equivalents at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Money market funds	$20,145,411	$20,978,947
Checking and bank deposits	57,456,952	4,052,333
Total	$77,602,363	$25,031,280

NOTE 3 – INVESTMENT SECURITIES

Our investments as of June 30, 2017 and December 31, 2016 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our investment securities at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between July 2017 and September 2017) (held-to-maturity)	$8,808,930	$--	$3,005	$8,805,925
Total short-term investment securities	$8,808,930	$--	$3,005	$8,805,925

	December 31, 2016
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between February 2017 and September 2017) (held-to-maturity)	$19,853,860	$3,270	$2,492	$19,854,638
Total short-term investment securities	$19,853,860	$3,270	$2,492	$19,854,638

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

As of June 30, 2017 and December 31, 2016, the fair values of cash and cash equivalents, restricted cash, accounts payable, and notes and interest payable, current portion approximate their carrying value.

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

The cumulative liability including accrued and unpaid interest of the 5% Notes was approximately $17.1 million at June 30, 2017 and $16.7 million at December 31, 2016. No payments have been made on the 5% Notes as of June 30, 2017.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

As of December 31, 2013, as a result of expiring intellectual property rights and other factors, it was determined that net product cash flows from AST-726 were unlikely. As we have no other obligations under the 5% Notes aside from the net product cash flows and the conversion feature, the conversion feature was used to estimate the 5% Notes’ fair value as of June 30, 2017 and December 31, 2016. The assumptions, assessments and projections of future revenues are subject to uncertainties, difficult to predict, and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our condensed consolidated financial statements.

The following tables provide the fair value measurements of applicable financial liabilities as of June 30, 2017 and December 31, 2016:

	Financial liabilities at fair value as of June 30, 2017
	Level 1	Level 2	Level 3	Total

5% Notes	$--	$--	$152,568	$152,568
Total	$--	$--	$152,568	$152,568

	Financial liabilities at fair value as of December 31, 2016
	Level 1	Level 2	Level 3	Total

5% Notes	$--	$--	$68,875	$68,875
Total	$--	$--	$68,875	$68,875

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

The following table summarizes the changes in Level 3 instruments during the six months ended June 30, 2017:

Fair value at December 31, 2016	$68,875
Interest accrued on face value of 5% Notes	415,208
Conversion of 5% notes	--
Change in fair value of Level 3 liabilities	(331,515)
Fair value at June 30, 2017	$152,568

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

During the six months ended June 30, 2017, we sold a total of 3,104,253 shares of common stock under the 2015 ATM for total gross proceeds of approximately $31.6 million at an average selling price of $10.18 per share, resulting in net proceeds of approximately $31.0 million after deducting commissions and other transaction costs.

In March 2017, we completed an underwritten public offering of 5,128,206 shares of our common stock (plus a 30-day underwriter option to purchase up to an additional 769,230 shares of common stock, which was exercised) at a price of $9.75 per share. Net proceeds from this offering, including the overallotment, were approximately $54 million, net of underwriting discounts and offering expenses of approximately $3.6 million.

In May 2017, we filed a shelf registration statement on Form S-3 (the "2017 S-3"), which was declared effective in June 2017, replacing the 2015 S-3. Under the 2017 S-3, the Company may sell up to a total of $300 million of its securities. In connection with the 2017 S-3, we entered into an At-the-Market Issuance Sales Agreement (the "2017 ATM") with Jefferies LLC, Cantor Fitzgerald & Co., FBR Capital Markets & Co., SunTrust Robinson Humphrey, Inc., Raymond James & Associates, Inc., Ladenburg Thalmann & Co. Inc. and H.C. Wainwright & Co., LLC (each a "2017 Agent" and collectively, the "2017 Agents"), relating to the sale of shares of our common stock. Under the 2017 ATM we pay the 2017 Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock.

During the second quarter ended June 30, 2017, we sold a total of 350,000 shares of common stock under the 2017 ATM for aggregate total gross proceeds of approximately $4.0 million at an average selling price of $11.49 per share, resulting in net proceeds of approximately $4.0 million after deducting commissions and other transactions costs.

Subsequent to the second quarter, from July 1, 2017 through August 7, 2017, we sold an aggregate of 1,048,374 shares of common stock pursuant to the 2017 ATM for total gross proceeds of approximately $11.2 million at an average selling price of $10.66 per share, resulting in net proceeds of approximately $10.9 million after deducting commissions and other transactions costs.

The 2017 S-3 is currently our only active shelf registration statement. After deducting shares already sold there is approximately $284.8 million of common stock that remains available for sale under the 2017 S-3. We may offer the securities under the 2017 S-3 from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that the 2017 S-3 provides us with the flexibility to raise additional capital to finance our operations as needed.

Equity Incentive Plans

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (“2012 Incentive Plan”) was approved by stockholders in June 2015. As of June 30, 2017, no options were outstanding and up to an additional 1,219,258 shares may be issued under the 2012 Incentive Plan.

Effective as of January 1, 2017, we entered into an amendment (the “Amendment”) to the employment agreement entered as of December 15, 2011 (together with the Amendment, the “Employment Agreement”) with Michael S. Weiss, our Executive Chairman and Chief Executive Officer and President of the Company. Under the Amendment, Mr. Weiss will remain as Chief Executive Officer and President, removing the interim status. Simultaneously, we entered into a Strategic Advisory Agreement (the “Advisory Agreement”) with Caribe BioAdvisors, LLC (the “Advisor”) owned by Mr. Weiss to provide the services of Mr. Weiss as Chairman of the Board and as Executive Chairman. As part of the Amendment, Mr. Weiss also agreed to forfeit 3,381,866 restricted shares previously granted under the Employment Agreement that were predominantly subject to time-based vesting over the next three years. Simultaneously, (i) Mr. Weiss was issued 418,371 restricted shares under the Employment Agreement that vest in 2018 and 2019 and (ii) the Advisor was issued 2,960,000 restricted shares under the Advisory Agreement that vested on market capitalization thresholds ranging from $375 million to $750 million. In accordance with GAAP, there was no incremental stock compensation expense recognition as a result of the modification.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted share activity for the six months ended June 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	8,642,055	$7.20
Granted	1,088,131	6.07
Vested	(3,933,798)	5.20
Forfeited	(20,625)	6.51
Outstanding at June 30, 2017	5,775,763	$7.01

Total expense associated with restricted stock grants was approximately $1.5 million and $1.6 million during the three months ended June 30, 2017 and 2016, respectively, and $7.5 million, and $3.3 million during the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was approximately $9.2 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 1.4 years. The unrecognized compensation amount does not include, as of June 30, 2017, 1,094,877 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones; and 2,314,250 shares of restricted stock outstanding issued to non-employees, the expense for which is determined each reporting period at the measurement date. The expense for non-employee awards is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date.

Warrants

The following table summarizes warrant activity for the six months ended June 30, 2017:

	Warrants	Weighted-average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2016	913,381	$2.41	$1,961,403
Issued	--	--
Exercised	(887,585)	2.41
Expired	(25,796)	--
Outstanding at June 30, 2017	--	$--	$--

Stock-Based Compensation

We did not grant any stock options during the six months ended June 30, 2017 and 2016.

The following table summarizes stock-based compensation expense information about restricted stock and stock options for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Stock-based compensation expense associated with restricted stock	$1,489,728	$1,648,397	$7,485,183	$3,347,362
Total	$1,489,728	$1,648,397	$7,485,183	$3,347,362

NOTE 6 – NOTES PAYABLE

The following is a summary of notes payable:

	June 30, 2017			December 31, 2016
	Current portion, net	Non-current portion, net	Total	Current portion, net	Non-current portion, net	Total
Convertible 5% Notes Payable	$152,568	$-	$152,568	$68,875	$-	$68,875
Total	$152,568	$-	$152,568	$68,875	$-	$68,875

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

The cumulative liability including accrued and unpaid interest of these notes was approximately $17.1 million at June 30, 2017 and $16.7 million at December 31, 2016. No payments have been made on the 5% Notes as of June 30, 2017.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments (see Note 4 for further details).

NOTE 7 – LICENSE AGREEMENTS

BET

In May 2016, as part of a broader agreement with Jubilant Biosys (“Jubilant”), an India-based biotechnology company, we entered into a sub-license agreement (“JBET Agreement”) with Checkpoint Therapeutics, Inc. (“Checkpoint”) (see Note 8) for the development and commercialization of Jubilant’s novel BET inhibitor program in the field of hematological malignancies.

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

An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $38,000 for each of the three months ended June 30, 2017 and 2016, and $76,000 for each of the six months ended June 30, 2017 and 2016 and, at June 30, 2017 and December 31, 2016, have deferred revenue of approximately $1.3 million and $1.4 million, respectively, associated with this $2.0 million payment (approximately $0.2 million of which has been classified in current liabilities at June 30, 2017 and December 31, 2016).

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

Under the terms of the LFB License Agreement, we utilize LFB Group for certain development and manufacturing services. We incurred expenses of $0.4 million and $2.3 million during the three months ended June 30, 2017 and 2016, respectively, and $0.5 million and $2.3 million during the six months ended June 30, 2017 and 2016, respectively, which have been included in other research and development expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2017 and December 31, 2016, we had approximately $0 and $0.4 million, respectively, recorded in accounts payable related to the LFB License Agreement. In conjunction with the development and manufacturing services discussed above, certain agreements between us and LFB Group require payments in advance of services performed or goods delivered. Accordingly, as of June 30, 2017 and December 31, 2016, we recorded approximately $1.8 million and $1.3 million, respectively, in prepaid research and development for such advance payments.

Other Parties

In March 2014, we entered into a shared services agreement (the “Opus Shared Services Agreement”) with Opus Point Partners Management, LLC (“Opus”) in which the parties agreed to share the costs of a rented facility and certain other services. Our Executive Chairman and Chief Executive Officer is a Managing Member of Opus. During the three and six months ended June 30, 2017, we incurred no expenses related to this agreement, as compared to incurred expenses of approximately $0.02 million and $0.1 million during the three and six months ended June 30, 2016, respectively. The Opus Shared Services Agreement is no longer in effect as we began occupying new space in April 2016.

In October 2014, we entered into an agreement (the “Office Agreement”) with Fortress Biotech, Inc. (“Fortress”), to occupy approximately 45% of the 24,000 square feet of New York City office space leased by Fortress, which is now our corporate headquarters. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.1 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. During the six months ended June 30, 2017, we recorded rent expense of approximately $0.7 million and at June 30, 2017, have deferred rent of approximately $1.3 million. Mr. Weiss is also Executive Vice Chairman of Fortress.

Under the Office Agreement, we agreed to pay Fortress our portion of the build out costs, which have been allocated to us at the 45% rate mentioned above. The allocated build-out costs have been recorded in Leasehold Interest and will be amortized over the 15-year term of the Office Agreement. After an initial commitment period of the 45% rate for a period of three (3) years, we and Fortress will determine actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. As of June 30, 2017, we had approximately $0.5 million recorded in accounts payable of which $0.1 million related to rent and build-out costs.

In July 2015, we entered into a Shared Services Agreement (the “Shared Services Agreement”) with Fortress to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. This Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $0.7 million and $0.4 million for shared services for the six months ended June 30, 2017 and 2016, respectively, and expenses of approximately $0.4 million and $0.2 million for the three months ended June 30, 2017 and 2016, primarily related to shared personnel.

In May 2016, as part of a broader agreement with Jubilant, an India-based biotechnology company, we entered into the JBET Agreement with Checkpoint, a subsidiary of Fortress, for the development and commercialization of Jubilant’s novel BET inhibitor program in the field of hematological malignancies. We paid Checkpoint an up-front licensing fee of $1.0 million and incurred expenses of $0.2 million for the first milestone achievement as part of the JBET Agreement recorded in other research and development. As of both June 30, 2017 and December 31, 2016, we had approximately $0.8 million recorded in accounts payable, related mostly to the JBET Agreement. Mr. Weiss is also the Executive Chairman of Checkpoint.

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

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases. Currently, we are developing two therapies targeting hematologic malignancies. TG-1101 (ublituximab) is a novel, glycoengineered monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes. We are also developing TGR-1202 (umbralisib), an orally available PI3K delta inhibitor. The delta isoform of PI3K is strongly expressed in cells of hematopoietic origin and is believed to be important in the proliferation and survival of B-lymphocytes. Both TG-1101 and TGR-1202 are in clinical development for patients with hematologic malignancies, with TG-1101 also in clinical development for autoimmune disorders. The Company also has pre-clinical programs to develop IRAK4 (interleukin-1 receptor-associated kinase 4) inhibitors, BET (Bromodomain and Extra Terminal) inhibitors, and anti-PD-L1 and anti-GITR antibodies.

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

● The UNITY-NHL Trial – registration-directed UNITY-NHL Phase 2b clinical study evaluating TG-1101, in combination with TGR-1202 with or without Bendamustine, as well as TGR-1202 alone, in patients with previously treated Non-Hodgkin’s Lymphoma (NHL); and

● TG-1101 + TGR-1202 + Pembrolizumab for patients with CLL.

In non-oncology settings, anti-CD20 therapy has generally been used as monotherapy. In addition to the above oncology studies, TG-1101 is being evaluated in a Phase 2 study for the treatment of Multiple Sclerosis (MS) and in an investigator initiated Phase 1 study for the treatment of acute neuromyelitis optica (NMO) relapses, with additional autoimmune related indications planned to be studied. On August 1, 2017, we announced we had reached an agreement with the U.S. Food and Drug Administration (FDA) regarding a Special Protocol Assessment (SPA) on the design of two Phase 3 clinical trials for TG-1101.

Manufacturing of TG-1101 is performed by both our partner, LFB Biotechnologies, and a secondary contract manufacturer based in the US.

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

In June 2017 the positive results from our Phase 3 GENUINE trial was presented by Dr. Jeff Sharman, Medical Director, Hematology Research, US Oncology in an oral session during the 53rd American Society of Clinical Oncology (ASCO) Annual Meeting in Chicago, IL.

This presentation included data from the GENUINE Phase 3 trial, a multicenter, randomized trial, which assessed the efficacy and safety of TG-1101 plus ibrutinib versus ibrutinib alone in patients with high risk CLL. For the trial, high-risk was defined as having any one or more of the following centrally confirmed features: 17p deletion, 11q deletion or p53 mutation. The GENUINE study was designed to demonstrate the value of adding TG-1101 to ibrutinib monotherapy in high-risk CLL, and was powered to show a statistically significant improvement in ORR of 30%, with a minimal absolute detectable difference between the two arms of approximately 20%.

The trial met its primary endpoint, demonstrating a statistically significant improvement in Overall Response Rate (ORR), as assessed by blinded independent central radiology and hematology review by iwCLL (Hallek 2008) criteria, compared to ibrutinib alone in both the Intent to Treat (ITT) population (p=0.001) and Treated population (p < 0.001). Per iwCLL guidelines, all responders required confirmation of response for a minimum duration of 2 months. The ITT population included all 126 randomized patients (64 in the TG-1101 plus ibrutinib arm and 62 in the ibrutinib alone arm) while the Treated population includes all ITT patients that received at least one dose of either study drug (59 in the TG-1101 plus ibrutinib arm and 58 in the ibrutinib alone arm).

One hundred and seventeen (117) patients were evaluable for safety (59 patients in the TG-1101 plus ibrutinib arm, and 58 patients in the ibrutinib alone arm). The combination was well tolerated and, apart from infusion related reactions, the addition of TG-1101 did not appear to alter the safety profile of ibrutinib monotherapy. Neutropenia, occurring in 9% of patients, was the most commonly reported Grade 3/4 Adverse Event (AE) in the combination arm, followed by infusion related reactions and anemia, each reported in 5% of patients. Notably, the majority of infusion related reactions (IRR) were Grade 1 or 2 in severity, with only 5% Grade 3/4 IRR observed. Median follow-up for this study was approximately 11.4 months.

Response Rates

	TG-1101 plus Ibrutinib	Ibrutinib	P-value
Treated Population (n)	n=59	n=58
Overall Response Rate (ORR)	78%	45%	P<0.001
Complete Response (CR)	7%	0%	NS
MRD-Negative	19% (n=53) *	2% (n=53) *	P<0.01
*Patients evaluable for MRD included those enrolled >4 months prior to data cutoff date of February 15, 2017. MRD analyzed by central lab, 7-color flow cytometry

TG-1101 in Combination with TGR-1202 Phase 3 Study Program – The UNITY-CLL Trial

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

In May 2017, we announced that the independent Data Safety Monitoring Board (DSMB) of the UNITY-CLL Phase 3 trial had successfully completed a pre-specified interim analysis to assess the contribution of TG-1101 and TGR-1202 in the combination regimen of TG-1101 plus TGR-1202. In conducting the analysis, the DSMB reviewed efficacy data from approximately 50 patients per arm in the UNITY-CLL study who were eligible for at least one response evaluation. Based on the overall response rate data available, and in accordance with the statistical analysis plan in the study's SPA, the DSMB determined that contribution has been established and recommended we cease enrollment into the single agent arms. Accordingly, in May the study began enrolling in a 1:1 ratio to only the two combination arms: the investigational arm of TG-1101 plus TGR-1202 and the control arm of obinutuzumab plus chlorambucil. Additionally, the DSMB reviewed safety data from all patients on study (n > 270) as of the data cut-off date, including patients with both treatment naive and relapsed/refractory Chronic Lymphocytic Leukemia (CLL), and again identified no safety concerns in any treatment group (treatment naive or previously treated) and recommended the continuation of the study without modification.

TG-1101 in Combination with TGR-1202  with or without bendamustine Phase 2b Registration-Directed Program – The UNITY-NHL Trial

In June 2016, we commenced a registration-directed UNITY-DLBCL Phase 2b clinical study evaluating TG-1101 in combination with TGR-1202, as well as TGR-1202 alone, in patients with previously treated DLBCL. In mid-2017, this study was expanded to allow enrollment of patients with follicular lymphoma (FL), small lymphocytic lymphoma (SLL), and marginal zone lymphoma (MZL), as well as to add a cohort evaluating the triplet regimen of TG-1101 + TGR-1202 + bendamustine which has previously been explored in Phase 1. The cohorts of DLBCL, FL/SLL, and MZL are each being enrolled to and evaluated independently.

The updated study is entitled "A Phase 2b Randomized Study to Assess the Efficacy and Safety of the Combination of Ublituximab + TGR-1202 with or without Bendamustine and TGR-1202 alone in Patients with Previously Treated Non-Hodgkin’s Lymphoma.” The DLBCL component is being led by Owen A. O'Connor, MD, PhD, Professor of Medicine and Experimental Therapeutics, and Director of the Center for Lymphoid Malignancies at Columbia University Medical Center, while the indolent NHL component of the study is being led by Nathan H. Fowler, MD, Associate Professor, Department of Lymphoma/Myeloma, The University of Texas MD Anderson Cancer Center. The primary objective of the study is to assess the efficacy of TGR-1202 alone, in combination with TG-1101, or in combination with TG-1101 and bendamustine in patients with previously treated NHL as measured by Overall Response Rate (ORR). The study will also provide important information as to the contribution of each agent, TGR-1202 and TG-1101, to the combination regimen of both agents, as well as the contribution of bendamustine to the combination regimen of both agents.

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

Data from this study was presented at various venues throughout the first half of 2017, including at the American Academy of Neurology 69th Annual meeting, and the 3rd Congress of the European Academy of Neurology, with additional data presentations expected at upcoming medical conferences.

TG-1101 in relapsing forms of Multiple Sclerosis Phase 3 Study Program – The ULITIMATE I and ULTIMATE II Trial

In August 2017, we reached an agreement with the FDA regarding an SPA on the design of two Phase 3 clinical trials for TG-1101, for the treatment of relapsing forms of Multiple Sclerosis (RMS). The SPA provides agreement that the two Phase 3 trial designs adequately address objectives that, if met, would support the regulatory submission for approval of TG-1101.

The RMS Phase 3 program consists of two trials, called the ULTIMATE I and ULTIMATE II trials. Each trial is a global, randomized, multi-center, double-blinded, double-dummy, active-controlled study comparing TG-1101 (ublituximab) to teriflunomide in subjects with RMS. The primary endpoint for each study is Annualized Relapse Rate (ARR) following 96 weeks of treatment. Each trial will enroll approximately 440 subjects, randomized in a 1:1 ratio, with approximately 880 patients to be enrolled across both trials.

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

Clinical Trials Overview and Recent Developments

Initial clinical development of TGR-1202 was focused on establishing preliminary safety and efficacy in a wide variety of hematologic malignancies. Upon identification of safe and active doses of TGR-1202, a combination clinical trial program was opened, exploring TGR-1202 in combination with a variety of agents. In addition to the previously described study in combination with TG-1101 with or without the BTK inhibitor, ibrutinib, our current combination clinical trials for TGR-1202 include:

● TGR-1202 in combination with the BTK inhibitor, ibrutinib, in patients with previously treated CLL and MCL, as well as in patients with DLBCL;

● TGR-1202 in combination with the JAK inhibitor, ruxolitinib (JAKAFI® ), in patients with previously treated Myelofibrosis or Polycythemia Vera; and

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

TGR-1202 Combination Trials

TGR-1202 has been evaluated in combination with the anti-CD30 antibody drug conjugate, brentuximab vedotin, in patients with relapsed or refractory Hodgkin’s lymphoma; in combination with the anti-CD20 antibody obinutuzumab with chlorambucil in patients with CLL; in combination with the BTK inhibitor, ibrutinib, in patients with CLL and MCL; and in combination with the JAK inhibitor, ruxolitinib, in patients with Myelofibrosis or Polycythemia Vera. Additional investigator sponsored trials are also underway which are combining TGR-1202 with other approved agents for the treatment of B-cell malignancies.

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

It is anticipated that results from these and additional combinuation studies will be presented or updated at future medical conferences.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2017 and 2016

License Revenue. License revenue was approximately $38,000 for each of the three months ended June 30, 2017 and 2016. License revenue is related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $1.3 million for the three months ended June 30, 2017, as compared to $0.6 million during the comparable period in 2016. The increase in noncash compensation expense was primarily related to milestone-based vesting of restricted stock grants to personnel and an increase in the measurement date fair value of certain consultant restricted stock during the period ended June 30, 2017.

Other Research and Development Expenses. Other research and development expenses increased by $12.4 million to $25.4 million for the three months ended June 30, 2017, as compared to $13.0 million for the three months ended June 30, 2016. The increase was mainly due to new and ongoing clinical development programs and related manufacturing costs for TG-1101 and TGR-1202 during the three months ended June 30, 2017. We expect our other research and development costs to increase modestly for the remainder of 2017 as the enrollment of additional patients in our Phase 3 clinical trials increases and we prepare for potential commercialization.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants decreased by $0.9 million to $0.2 million for the three months ended June 30, 2017, as compared to $1.1 million for the three months ended June 30, 2016. The decrease in noncash compensation expense was primarily due to greater compensation expense during the three months ended June 30, 2016 related to restricted stock granted to executive personnel.

Other General and Administrative Expenses. Other general and administrative expenses increased by $0.1 million to $1.5 million for the three months ended June 30, 2017, as compared to $1.4 million for the three months ended June 30, 2016. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2017.

Other (Income) Expense. Other income decreased by approximately $50,000 to approximately $70,000 for the three months ended June 30, 2017, as compared to $0.1 million for the three months ended June 30, 2016. The decrease is mainly due to a decrease in interest income for the three months ended June 30, 2017.

Six months ended June 30, 2017 and 2016

License Revenue. License revenue was approximately $76,000 for each of the six months ended June 30, 2017 and 2016. License revenue for the six months ended June 30, 2017 and 2016 was related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $3.6 million for the six months ended June 30, 2017, as compared to $1.0 million during the comparable period in 2016. The increase in noncash compensation expense was primarily related to milestone-based vesting of restricted stock grants to personnel and an increase in the measurement date fair value of certain consultant restricted stock during the period ended June 30, 2017.

Other Research and Development Expenses. Other research and development expenses increased by $21.6 million to $45.8 million for the six months ended June 30, 2017, as compared to $24.2 million for the six months ended June 30, 2016. The increase in other research and development expenses was due primarily to new and ongoing clinical development programs and related manufacturing costs for TG-1101 and TGR-1202 during the six months ended June 30, 2017. We expect our other research and development costs to increase modestly for the remainder of 2017 as the enrollment of additional patients in our Phase 3 clinical trials increases and we prepare for potential commercialization.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants increased by $1.5 million to $3.9 million for the six months ended June 30, 2017, as compared to $2.4 million for the six months ended June 30, 2016. The increase in noncash compensation expense was primarily related to an increase in the measurement date fair value of certain consultant restricted stock during the six months ended June 30, 2017.

Other General and Administrative Expenses. Other general and administrative expenses increased by $0.4 million to $2.9 million for the six months ended June 30, 2017, as compared to $2.5 million for the six months ended June 30, 2016. The increase was due primarily to rent related expenses of our new office space. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2017.

Other (Income) Expense. Other income decreased by $0.3 million to approximately $11,000 for the six months ended June 30, 2017, as compared to $0.3 million for the six months ended June 30, 2016. The decrease is mainly due to a decrease in interest income and a decrease in the change in fair value of notes payable for the six months ended June 30, 2017.

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

As of June 30, 2017, we had approximately $86.5 million in cash, cash equivalents, investment securities, and interest receivable. The Company believes its cash, cash equivalents, investment securities, and interest receivable on hand as of June 30, 2017 combined with the proceeds raised subsequent to the quarter end will be sufficient to fund the Company’s planned operations through 2018. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Cash used in operating activities for the six months ended June 30, 2017 was $49.1 million as compared to $29.5 million for the six months ended June 30, 2016. The increase in cash used in operating activities was due primarily to increased expenditures associated with our clinical development programs for TG-1101 and TGR-1202.

For the six months ended June 30, 2017, net cash provided by investing activities was $11.0 million as compared to net cash used in investing activities of $0.5 million for the six months ended June 30, 2016. The increase in net cash provided by investing activities was primarily due to greater proceeds from maturity of investments during the six months ended June 30, 2017.

For the six months ended June 30, 2017 and 2016, net cash provided by financing activities of $90.7 million related primarily to proceeds from the issuance of common stock as part of our underwritten public offering in March 2017 and our ATM program, as well as proceeds from the exercise of warrants.

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

Accounting Related to Goodwill. As of June 30, 2017 and December 31, 2016, there was $799,391 of goodwill on our condensed consolidated balance sheets. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2017, the FASB issued ASU No. 2017-09, “Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless all the following are met:
●
The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification.
●
The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified.
●
The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

ASU 2017-09 is effective for annual and interim periods beginning on or after December 15, 2017. Early adoption is permitted for public business entities for reporting periods for which financial statements have not yet been issued, and all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments should be applied prospectively to an award modified on or after the adoption date. We are currently evaluating the impact the adoption of ASU 2017-09 will have on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, ASU 2017-04:
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
●
Makes minor changes to the overview and background sections of certain ASC subtopics and topics as part of the Board’s initiative to unify and improve those sections throughout the Codification.

ASU 2017-04 is effective prospectively for annual and interim periods beginning on or after December 15, 2019, and early adoption is permitted on testing dates after January 1, 2017. We are currently evaluating the impact the adoption of ASU 2017-04 will have on our consolidated financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards with future effective dates are either not applicable or not significant to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of June 30, 2017, our portfolio of financial instruments consists of cash equivalents, including bank deposits, and investments. Due to the short-term nature of our investments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We plan on conducting additional Phase I, II and III clinical trials for TG-1101 and TGR-1202. Early clinical results seen with TG-1101 and TGR-1202 in a small number of patients may not be reproduced in expanded or larger clinical trials. Additionally, individually reported outcomes of patients treated in clinical trials may not be representative of the entire population of treated patients in such studies. Further, larger scale Phase III studies, which are often conducted internationally, are inherently subject to increased operational risks compared to earlier stage studies, including the risk that the results could vary on a region to region, or country to country basis which could materially adversely affect the study’s outcome or the opinion of the validity of the study results by applicable regulatory agencies. Early clinical trial results from interim analysis or from the review of a Data Safety Monitoring Board (DSMB) or similar safety committee may not be reflective of the results of the entire study, when completed. Additionally, many of the results reported in our early clinical trials rely on local investigator assessed safety and efficacy outcomes which may differ from results assessed in a blinded, independent, centrally reviewed manner, often required of adequate and well controlled registration directed clinical trials which may be undertaken at a later date. If the results from expansion cohorts or later trials are different from those found in the earlier studies of TG-1101 and TGR-1202, we may need to terminate or revise our clinical development plan, which could extend the time for conducting our development program and could have a material adverse effect on our business. Our IRAK4, BET, anti-PD-L1 and anti-GITR programs are all in pre-clinical development and no assurance can be given that they will advance into clinical development. If the results from additional pre-clinical studies or early clinical trials differ from those found in earlier studies, our clinical development plans and timelines for this program could be adversely affected which could have a material adverse effect on our business. Many drugs fail in the early stages of clinical development for safety and tolerability issues, accordingly if our pre-clinical assets advance into clinical development, no assurance can be made that a safe and efficacious dose can be found.

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

In September 2015 we announced a Phase 3 clinical trial for the combination of TG-1101 + TGR-1202 for patients with CLL, which is being conducted pursuant to an SPA with the FDA and in August 2017 we announced an SPA for our registration program for TG-1101 in relapsing forms of MS. Many companies which have been granted SPAs and/or the right to utilize the FDA’s Fast Track or accelerated approval process have ultimately failed to obtain final approval to market their drugs. Since we are seeking approvals under SPAs for some of our product registration strategies, based on protocol designs negotiated with the FDA, we may be subject to enhanced scrutiny. Further, any changes or amendments to a protocol that is being conducted under SPA will have to be reviewed and approved by the FDA to verify that the SPA agreement is still valid. Even if the primary endpoint in a Phase 3 clinical trial is achieved, a SPA does not guarantee approval. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee prior to making its final decision.

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

Recently, a more complete presentation of the topline from the GENUINE study was delivered by participating investigators at the ASCO 2017 and ICML 2017 meetings. The GENUINE study is considered ongoing with the majority of patients continuing on study in follow-up with additional safety and efficacy data being collected. Therefore, the data that comprised these recent presentations are considered interim, and were compiled utilizing data sets as contained in the databases for this study and available to the Company at the time of the data cutoff dates. In the conduct of all clinical trials, data submitted from clinical trial sites undergoes a process known as “cleaning” whereby often numerous queries are issued to resolve any outstanding issues and discrepancies with site submitted data prior to locking these databases for a potential submission. As the presented data is considered interim, the final data sets which may be submitted in support of a biologics licensing application (BLA) may differ, potentially materially, with respect to both safety and efficacy from the data presented at the ASCO and ICML 2017 meetings, and the FDA may not deem the data to be adequate to support the filing or acceptance of a BLA filing.

Any product candidates we may advance through clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals or “fast track” or “priority review” status to commercialize our product candidates.

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

We have not completed testing of any of our product candidates for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent that adverse events, if any, will be observed in patients who receive any of our product candidates. To date, clinical trials using TG-1101 and TGR-1202 have demonstrated a toxicity profile that was deemed acceptable by the investigators performing such studies. Such interpretation may not be shared by future investigators or by the FDA and in the case of TG-1101 and TGR-1202, even if deemed acceptable for oncology applications, it may not be acceptable for diseases outside the oncology setting, and likewise for any other product candidates we may develop. Additionally, the severity, duration and incidence of adverse events may increase in larger study populations. With respect to both TG-1101 and TGR-1202, the toxicity when manufactured under different conditions and in different formulations is not known, and it is possible that additional and/or different adverse events may appear upon the human use of those formulations and those adverse events may arise with greater frequency, intensity and duration than in the current formulation. Should the Company not be able to adequately demonstrated analytical comparability between drug product manufactured under different conditions, the introduction of such new drug product into ongoing trials also has the potential to confound the interpretation of the results or complicate the statistical analysis of such trial. Further, with respect to TGR-1202, although several hundred patients have been dosed amongst all ongoing TGR-1202 studies, the full adverse effect profile of TGR-1202 is not known. It is also unknown as additional patients are exposed for longer durations to TGR-1202, whether greater frequency and/or severity of adverse events are likely to occur. Common toxicities of other drugs in the same class as TGR-1202 include high levels of liver toxicity, infections and colitis, the latter of which notably has presented with later onset, with incidence increasing with duration of exposure. To date, the incidence of these events has been limited for TGR-1202, however no assurance can be given that this safety and tolerability profile will continue to be demonstrated in the future as higher doses, longer durations of exposure, and multiple drug combinations are explored. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain marketing approval and generate revenues from its sale, or even if approved for sale may lack differentiation from competitive products, which could have a material adverse impact on our business and operations.

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

Our product candidates are in the initial stages of development and are currently manufactured in small batches for use in pre-clinical and clinical studies. Process improvements implemented to date have changed, and process improvements in the future may change, the activity profile of the product candidates, which may affect the safety and efficacy of the products. No assurance can be given that the material manufactured from any of the optimized processes will perform comparably to the product candidates as manufactured to date and used in currently available pre-clinical data and or in early clinical trials reported in this or any previous filing. Additionally, future clinical trial results will be subject to the same level of uncertainty if, following such trials, additional process improvements are made. In addition, we have engaged a secondary manufacturer for TG-1101 to meet our current clinical and future commercial needs and anticipate engaging additional manufacturing sources for TGR-1202 to meet expanded clinical trial and commercial needs. While material produced from this secondary manufacturer for TG-1101 has to date demonstrated acceptable comparability, no assurance can be given that any additional manufacturers will be successful or that material manufactured by the additional manufacturers will perform comparably to TG-1101 or TGR-1202 as manufactured to date and used in currently available pre-clinical data and or in early clinical trials reported in this or any previous filing, or that the relevant regulatory agencies will agree with our interpretation of comparability. If a secondary manufacturer is not successful in replicating the product or experiences delays, or if regulatory authorities impose unforeseen requirements with respect to product comparability from multiple manufacturing sources, we may experience delays in clinical development.

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

With respect to TGR-1202, there are several PI3K delta targeted compounds both approved, such as Gilead’s Zydelig™ (idelalisib), and in development, including, but not limited to, Verastem’s duvelisib which if approved we would expect to compete directly with TGR-1202. In addition, there are numerous other novel therapies targeting similar pathways to TGR-1202 both approved and in development, which could also compete with TGR-1202 in similar indications, such as the BTK inhibitor, ibrutinib (FDA approved for MCL, CLL, Marginal Zone Lymphoma and WM and marketed by AbbVie and Janssen), the BTK inhibitor acalabrutinib (under development by AstraZeneca), or the BCL-2 inhibitor venetoclax (FDA approved for CLL and marketed by AbbVie and Roche).

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

As of August 1, 2017, we had sixty-four full and part time employees. Over time, we will need to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue research and development activities, and commercialize our product candidates. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth, and various projects requires that we:
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

As of June 30, 2017, we had approximately $86.5 million in cash, cash equivalents, investment securities, and interest receivable, which we believe will be sufficient to fund the company’s planned operations through 2018. As a result, we will need additional capital to continue our operations beyond that time. Required additional sources of financing to continue our operations in the future might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned preclinical and clinical trials or obtain approval of any of our product candidates from the FDA or any foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which would have a dilutive effect to stockholders.

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

We have never been profitable and, as of June 30, 2017, we had an accumulated deficit of $292.5 million. We have generated operating losses in all periods since we were incorporated. We expect to make substantial expenditures resulting in increased operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial efforts for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2017.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2017.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2017.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2017.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

* Subject to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: August 9, 2017	By:	/s/ Sean A. Power
Sean A. Power Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2017.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2017.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2017.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2017.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).