Form 10-Q
period 2017-09-30
TG THERAPEUTICS, INC.
filed 2017-11-09
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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
Yes ☐ No ☒

There were 70,652,267 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 1, 2017.

TG THERAPEUTICS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$91,842,167	$25,031,280
Short-term investment securities	--	19,853,860
Interest receivable	--	83,852
Prepaid research and development	5,022,846	5,678,755
Other current assets	796,283	216,397
Total current assets	97,661,296	50,864,144
Restricted cash	586,259	583,208
Leasehold interest, net	2,466,202	2,042,281
Equipment, net	268,366	328,148
Goodwill	799,391	799,391
Other assets	--	164,375
Total assets	$101,781,514	$54,781,547

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$18,179,772	$15,267,668
Accrued compensation	1,275,305	1,389,516
Current portion of deferred revenue	152,381	152,381
Notes payable	182,156	68,875
Total current liabilities	19,789,614	16,878,440
Deferred rent	1,341,372	816,257
Deferred revenue, net of current portion	1,104,762	1,219,048
Total liabilities	22,235,748	18,913,745
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share (10,000,000 shares authorized, none issued and outstanding as of September 30, 2017 and December 31, 2016)	--	--
Common stock, $0.001 par value per share (150,000,000 shares authorized, 70,693,576 and 56,820,422 shares issued; 70,652,267 and 56,779,113 shares outstanding at September 30, 2017 and December 31, 2016, respectively)	70,694	56,820
Additional paid-in capital	403,712,474	272,432,139
Treasury stock, at cost, 41,309 shares at September 30, 2017 and December 31, 2016	(234,337)	(234,337)
Accumulated deficit	(324,003,065)	(236,386,820)
Total stockholders’ equity	79,545,766	35,867,802
Total liabilities and stockholders’ equity	$101,781,514	$54,781,547

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

License revenue	$38,096	$38,096	$114,286	$114,286

Costs and expenses:
Research and development:
Noncash compensation	1,814,288	919,648	5,386,709	1,873,730
Other research and development	25,334,762	20,878,108	71,150,033	45,075,097
Total research and development	27,149,050	21,797,756	76,536,742	46,948,827

General and administrative:
Noncash compensation	3,075,835	1,914,390	6,988,597	4,307,670
Other general and administrative	1,398,438	1,251,421	4,265,967	3,798,859
Total general and administrative	4,474,273	3,165,811	11,254,564	8,106,529

Total costs and expenses	31,623,323	24,963,567	87,791,306	55,055,356

Operating loss	(31,585,227)	(24,925,471)	(87,677,020)	(54,941,070)

Other (income) expense:
Interest income	(79,163)	(87,965)	(174,056)	(265,456)
Other	29,588	(6,479)	113,281	(96,863)
Total other (income) expense, net	(49,575)	(94,444)	(60,775)	(362,319)

Net loss	$(31,535,652)	$(24,831,027)	$(87,616,245)	$(54,578,751)

Basic and diluted net loss per common share	$(0.48)	$(0.50)	$(1.45)	$(1.11)

Weighted average shares used in computing basic and diluted net loss per common share	65,079,128	49,203,277	60,552,084	48,961,582

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated Deficit	Total
Balance at January 1, 2017	56,820,422	$56,820	$272,432,139	41,309	$(234,337)	$(236,386,820)	$35,867,802
Issuance of common stock in connection with exercise of warrants	887,585	888	2,142,197	--	--	--	2,143,085
Issuance of restricted stock	1,112,131	1,112	(1,112)	--	--	--	--
Forfeiture of restricted stock	(26,625)	(27)	27	--	--	--	--
Issuance of common stock in public offering (net of offering costs of $3.6 million)	5,897,436	5,898	53,634,115	--	--	--	53,640,013
Issuance of common stock in At-the-Market offerings (net of offering costs of $1.1 million)	6,002,627	6,003	63,129,802	--	--	--	63,135,805
Compensation in respect of restricted stock granted to employees, directors and consultants	--	--	12,375,306	--	--	--	12,375,306
Net loss	--	--	--	--	--	(87,616,245)	(87,616,245)
Balance at September 30, 2017	70,693,576	$70,694	$403,712,474	41,309	$(234,337)	$(324,003,065)	$79,545,766

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(87,616,245)	$(54,578,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of long-term securities	--	(33,042)
Noncash stock compensation expense	12,375,306	6,181,400
Depreciation	62,009	42,464
Amortization of premium on investment securities	53,860	367,673
Change in fair value of notes payable	113,281	(63,822)
Changes in assets and liabilities:
Increase in restricted cash	(3,051)	(3,041)
Decrease (increase) in other current assets	147,826	(1,162,310)
Decrease (increase) in leasehold interest	88,179	(2,517,771)
Decrease in accrued interest receivable	83,852	77,563
Decrease (increase) in other assets	161,730	(3,523)
Increase in accounts payable and accrued expenses	2,666,164	6,447,215
Increase in deferred rent	72,942	793,968
Decrease in deferred revenue	(114,286)	(114,286)
Net cash used in operating activities	(71,908,433)	(44,566,263)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,227)	(323,015)
Investment in held-to-maturity securities	--	(15,199,922)
Proceeds from the sale of long-term securities	--	18,000,000
Proceeds from maturity of short-term securities	19,800,000	12,589,219
Net cash provided by investing activities	19,797,773	15,066,282

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrants	2,143,085	100,896
Proceeds from sale of common stock, net	116,778,462	3,504,261
Financing costs	--	(9,984)
Net cash provided by financing activities	118,921,547	3,595,173

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	66,810,887	(25,904,808)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,031,280	55,061,329

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$91,842,167	$29,156,521

NONCASH TRANSACTIONS
Reclassification of deferred financing costs to additional paid-in capital	$(2,645)	$(56,988)
Conversion of convertible notes payable to common stock	$--	$30,601

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases. Currently, we are developing two therapies targeting hematologic malignancies. TG-1101 (ublituximab) is a novel, glycoengineered monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes. We are also developing TGR-1202 (umbralisib), an orally available PI3K delta inhibitor. The delta isoform of PI3K is strongly expressed in cells of hematopoietic origin and is believed to be important in the proliferation and survival of B-lymphocytes. Both TG-1101 and TGR-1202, or the combination of which is referred to as "U2," are in Phase 3 clinical development for patients with hematologic malignancies, with TG-1101 also in Phase 3 clinical development for Multiple Sclerosis. Additionally, the Company has recently brought its anti-PD-L1 monoclonal antibody into Phase 1 development and aims to bring additional pipeline assets into the clinic in the future.

We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016. The accompanying condensed December 31, 2016 balance sheet has been derived from these statements. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Liquidity and Capital Resources

We have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and, may never become profitable. As of September 30, 2017, we have an accumulated deficit of approximately $324.0 million.

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

As of September 30, 2017, we had approximately $91.8 million in cash and cash equivalents. The Company believes its cash and cash equivalents on hand as of September 30, 2017 will be sufficient to fund the Company’s planned operations through 2018. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to execute our current strategic plan, including the commercialization of any of our drug candidates (see Note 5 for further details).

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

ASU 2017-09 is effective for annual and interim periods beginning on or after December 15, 2017. Early adoption is permitted for public business entities for reporting periods for which financial statements have not yet been issued, and all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments should be applied prospectively to an award modified on or after the adoption date. The Company does not expect the adoption of ASU 2017-09 to have a material impact on the Company’s condensed consolidated financial statements.

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

ASU 2017-04 is effective prospectively for annual and interim periods beginning on or after December 15, 2019, and early adoption is permitted on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “FASB Clarifies the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business in ASC 805. The amendments in ASU 2017-01 are intended to make application of the guidance more consistent and cost-efficient. The amendments in ASU 2017-01:
●
Provide a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated.
●
Provide that if the screen is not met, (1) to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the Board has developed more stringent criteria for sets without outputs.
●
Narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606.

ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The Company does not expect the adoption of ASU 2017-01 to have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. ASU 2014-09 provides a single set of criteria for revenue recognition among all industries. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the Company expects to receive for those goods or services.

ASU 2014-09 includes guidance for determining whether a license transfers to a customer at a point in time or over time based on the nature of the entity’s promise to the customer. To determine whether the entity’s promise is to provide a right to access its intellectual property or a right to use its intellectual property, the entity should consider the nature of the intellectual property to which the customer will have rights.

ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. The standard allows for two transition methods - full retrospective, in which the standard is applied to each prior reporting period presented, or modified retrospective, in which the cumulative effect of initially applying the standard is recognized at the date of initial adoption. The Company expects to elect the modified retrospective approach and is continuing to assess the impact of the new guidance on its accounting policies and procedures and is evaluating the new requirements. The Company does not expect the adoption of ASU 2014-09 to have a material impact on the Company’s condensed consolidated financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards with future effective dates are either not applicable or not significant to our condensed consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ from those estimates. Such differences could be material to the condensed consolidated financial statements.

Cash and Cash Equivalents

We treat liquid investments with original maturities of three months or less when purchased as cash and cash equivalents.

Restricted Cash

We record cash pledged or held in trust as restricted cash. As of September 30, 2017 and December 31, 2016, we have approximately $0.6 million of restricted cash pledged to secure a line of credit as a security deposit for an Office Agreement (see Note 8).

Investment Securities

Investment securities at December 31, 2016 consist of short-term government securities. We classify these securities as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.

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

Revenue Recognition

We recognize license revenue in accordance with the revenue recognition guidance of the Codification. We analyze each element of our licensing agreement to determine the appropriate revenue recognition. The terms of the license agreement may include payments to us of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. We recognize revenue from upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. We recognize milestone payments as revenue upon the achievement of specified milestones only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract.

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

Prepaid research and development in our consolidated balance sheets includes, among other things, costs related to agreements with CROs, certain costs to third party service providers related to development and manufacturing services as well as clinical development. These agreements often require payments in advance of services performed or goods received. Accordingly, as of September 30, 2017 and December 31, 2016, we recorded approximately $5.0 million and $5.7 million, respectively, in prepaid research and development related to such advance agreements.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share of our common stock is calculated by dividing net loss applicable to the common stock by the weighted-average number of our common stock outstanding for the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because we incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented. The amounts of potentially dilutive securities excluded from the calculation were 4,157,052 and 6,664,591 for the three and nine months ended September 30, 2017 and 2016, respectively. The following outstanding shares of common stock equivalents were excluded from the computation of net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three and Nine Months Ended September 30,
	2017	2016
Unvested restricted shares	4,141,680	5,507,250
Shares issuable upon note conversion	15,372	1,142,208
Warrants	--	15,133
Total	4,157,052	6,664,591

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

NOTE 2 – CASH AND CASH EQUIVALENTS

The following tables summarize our cash and cash equivalents at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Money market funds	$29,055,021	$20,978,947
Checking and bank deposits	62,787,146	4,052,333
Total	$91,842,167	$25,031,280

NOTE 3 – INVESTMENT SECURITIES

Our investments as of December 31, 2016 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

The following table summarizes our investment securities at December 31, 2016:

	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between February 2017 and September 2017) (held-to-maturity)	$19,853,860	$3,270	$2,492	$19,854,638
Total short-term investment securities	$19,853,860	$3,270	$2,492	$19,854,638

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

As of September 30, 2017 and December 31, 2016, the fair values of cash and cash equivalents, restricted cash, accounts payable, and notes and interest payable, current portion approximate their carrying value.

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

The cumulative liability including accrued and unpaid interest of the 5% Notes was approximately $17.3 million at September 30, 2017 and $16.7 million at December 31, 2016. No payments have been made on the 5% Notes as of September 30, 2017.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

As of December 31, 2013, as a result of expiring intellectual property rights and other factors, it was determined that net product cash flows from AST-726 were unlikely. As we have no other obligations under the 5% Notes aside from the net product cash flows and the conversion feature, the conversion feature was used to estimate the 5% Notes’ fair value as of September 30, 2017 and December 31, 2016. The assumptions, assessments and projections of future revenues are subject to uncertainties, difficult to predict, and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our condensed consolidated financial statements.

The following tables provide the fair value measurements of applicable financial liabilities as of September 30, 2017 and December 31, 2016:

	Financial liabilities at fair value as of September 30, 2017
	Level 1	Level 2	Level 3	Total

5% Notes	$--	$--	$182,156	$182,156
Total	$--	$--	$182,156	$182,156

	Financial liabilities at fair value as of December 31, 2016
	Level 1	Level 2	Level 3	Total

5% Notes	$--	$--	$68,875	$68,875
Total	$--	$--	$68,875	$68,875

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

The following table summarizes the changes in Level 3 instruments during the nine months ended September 30, 2017:

Fair value at December 31, 2016	$68,875
Interest accrued on face value of 5% Notes	630,003
Conversion of 5% notes	--
Change in fair value of Level 3 liabilities	(516,722)
Fair value at September 30, 2017	$182,156

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

During the nine months ended September 30, 2017, we sold a total of 3,104,253 shares of common stock under the 2015 ATM for total gross proceeds of approximately $31.6 million at an average selling price of $10.18 per share, resulting in net proceeds of approximately $31.0 million after deducting commissions and other transaction costs.

In March 2017, we completed an underwritten public offering of 5,128,206 shares of our common stock (plus a 30-day underwriter overallotment option to purchase up to an additional 769,230 shares of common stock, which was exercised) at a price of $9.75 per share. Net proceeds from this offering, including the overallotment option, were approximately $54 million, net of underwriting discounts and offering expenses of approximately $3.6 million.

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

During the nine months ended September 30, 2017, we sold a total of 2,898,374 shares of common stock under the 2017 ATM for aggregate total gross proceeds of approximately $32.7 million at an average selling price of $11.30 per share, resulting in net proceeds of approximately $32.2 million after deducting commissions and other transactions costs.

The 2017 S-3 is currently our only active shelf registration statement. After deducting shares already sold there is approximately $267.3 million of common stock that remains available for sale under the 2017 S-3. We may offer the securities under the 2017 S-3 from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that the 2017 S-3 provides us with the flexibility to raise additional capital to finance our operations as needed.

Equity Incentive Plans

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (“2012 Incentive Plan”) was approved by stockholders in June 2015. As of September 30, 2017, no options were outstanding and up to an additional 1,201,258 shares may be issued under the 2012 Incentive Plan.

Effective as of January 1, 2017, we entered into an amendment (the “Amendment”) to the employment agreement entered into as of December 15, 2011 (together with the Amendment, the “Employment Agreement”) with Michael S. Weiss, our Executive Chairman and Chief Executive Officer and President. Under the Amendment, Mr. Weiss will remain as Chief Executive Officer and President, removing the interim status. Simultaneously, we entered into a Strategic Advisory Agreement (the “Advisory Agreement”) with Caribe BioAdvisors, LLC (the “Advisor”) owned by Mr. Weiss to provide the services of Mr. Weiss as Chairman of the Board and as Executive Chairman. As part of the Amendment, Mr. Weiss also agreed to forfeit 3,381,866 restricted shares previously granted under the Employment Agreement that were predominantly subject to time-based vesting over the next three years. Simultaneously, (i) Mr. Weiss was issued 418,371 restricted shares under the Employment Agreement that vest in 2018 and 2019 and (ii) the Advisor was issued 2,960,000 restricted shares under the Advisory Agreement that vested on market capitalization thresholds ranging from $375 million to $750 million. In accordance with GAAP, there was no incremental stock compensation expense recognition as a result of the modification.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted share activity for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	8,642,055	$7.20
Granted	1,112,131	6.10
Vested	(4,085,881)	5.23
Forfeited	(26,625)	6.72
Outstanding at September 30, 2017	5,641,680	$7.06

Total expense associated with restricted stock grants was approximately $4.9 million and $2.8 million during the three months ended September 30, 2017 and 2016, respectively, and $12.4 million, and $6.2 million during the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was approximately $14.9 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 0.9 years. The unrecognized compensation amount does not include, as of September 30, 2017, 180,000 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones; and 2,289,917 shares of restricted stock outstanding issued to non-employees, the expense for which is determined each reporting period at the measurement date. The expense for non-employee awards is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date.

Warrants

The following table summarizes warrant activity for the nine months ended September 30, 2017:

	Warrants	Weighted-average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2016	913,381	$2.41	$1,961,403
Issued	--	--
Exercised	(887,585)	2.41
Expired	(25,796)	--
Outstanding at September 30, 2017	--	$--	$--

Stock-Based Compensation

We did not grant any stock options during the nine months ended September 30, 2017 and 2016.

The following table summarizes stock-based compensation expense information about restricted stock for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Stock-based compensation expense associated with restricted stock	$4,890,123	$2,834,038	$12,375,306	$6,181,400
Total	$4,890,123	$2,834,038	$12,375,306	$6,181,400

NOTE 6 – NOTES PAYABLE

The following is a summary of notes payable:

	September 30, 2017			December 31, 2016
	Current portion, net	Non-current portion, net	Total	Current portion, net	Non-current portion, net	Total
Convertible 5% Notes Payable	$182,156	$-	$182,156	$68,875	$-	$68,875
Total	$182,156	$-	$182,156	$68,875	$-	$68,875

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

The cumulative liability including accrued and unpaid interest of these notes was approximately $17.3 million at September 30, 2017 and $16.7 million at December 31, 2016. No payments have been made on the 5% Notes as of September 30, 2017.

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

Under the terms of the JBET agreement, we paid Checkpoint an up-front licensing fee of $1.0 million and will make additional payments contingent on certain preclinical, clinical, and regulatory milestones, including commercial milestones totaling up to approximately $177 million and a single-digit royalty on net sales. TG will also provide funding to support certain targeted research efforts at Jubilant.

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

An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $38,000 for each of the three months ended September 30, 2017 and 2016, and $114,000 for each of the nine months ended September 30, 2017 and 2016 and, at September 30, 2017 and December 31, 2016, have deferred revenue of approximately $1.3 million and $1.4 million, respectively, associated with this $2.0 million payment (approximately $0.2 million of which has been classified in current liabilities at September 30, 2017 and December 31, 2016).

We may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to us on net sales of TG-1101 in the sublicense territory.

NOTE 8 – RELATED PARTY TRANSACTIONS

LFB Biotechnologies

On January 30, 2012, we entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of ublituximab (the “LFB License Agreement”). In connection with the LFB License Agreement, we nominated Dr. Yann Echelard to our Board of Directors as LFB Group’s nominee. LFB Group maintains the right to nominate a board member until such time as LFB Group owns less than 10% of the outstanding common stock.

Under the terms of the LFB License Agreement, we utilize LFB Group for certain development and manufacturing services. We incurred expenses of $1.8 million and $1.9 million during the three months ended September 30, 2017 and 2016, respectively, and $2.3 million and $4.3 million during the nine months ended September 30, 2017 and 2016, respectively, which have been included in other research and development expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2017 and December 31, 2016, we had approximately $0 and $0.4 million, respectively, recorded in accounts payable related to the LFB License Agreement. In conjunction with the development and manufacturing services discussed above, certain agreements between us and LFB Group require payments in advance of services performed or goods delivered. Accordingly, as of September 30, 2017 and December 31, 2016, we recorded approximately $0 and $1.3 million, respectively, in prepaid research and development for such advance payments.

Other Parties

In March 2014, we entered into a shared services agreement (the “Opus Shared Services Agreement”) with Opus Point Partners Management, LLC (“Opus”) in which the parties agreed to share the costs of a rented facility and certain other services. Our Executive Chairman and Chief Executive Officer is a Managing Member of Opus. During the three and nine months ended September 30, 2017, we incurred no expenses related to this agreement, as compared to expenses incurred of approximately $0.02 million and $0.1 million during the three and nine months ended September 30, 2016, respectively. The Opus Shared Services Agreement is no longer in effect as we began occupying new office space in April 2016.

In October 2014, we entered into an agreement (the “Office Agreement”) with Fortress Biotech, Inc. (“Fortress”), to occupy approximately 45% of the 24,000 square feet of New York City office space leased by Fortress, which is now our corporate headquarters. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.1 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. During the nine months ended September 30, 2017, we recorded rent expense of approximately $0.9 million and at September 30, 2017, have deferred rent of approximately $1.3 million. Mr. Weiss is also Executive Vice Chairman of Fortress.

Under the Office Agreement, we agreed to pay Fortress our portion of the build out costs, which have been allocated to us at the 45% rate mentioned above. The allocated build-out costs have been recorded in Leasehold Interest and will be amortized over the 15-year term of the Office Agreement. After an initial commitment of the 45% rate for a period of three (3) years, we and Fortress will determine actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. As of September 30, 2017, we had approximately $131,000 recorded in accounts payable related to Fortress of which approximately $30,000 related to rent and build-out costs.

In July 2015, we entered into a Shared Services Agreement (the “Shared Services Agreement”) with Fortress to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. This Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $1.0 million and $0.5 million in shared services for the nine months ended September 30, 2017 and 2016, respectively, and expenses of approximately $0.3 million for each of the three months ended September 30, 2017 and 2016, primarily related to shared personnel.

In May 2016, as part of a broader agreement with Jubilant, an India-based biotechnology company, we entered into the JBET Agreement with Checkpoint, a subsidiary of Fortress, for the development and commercialization of Jubilant’s novel BET inhibitor program in the field of hematological malignancies. We paid Checkpoint an up-front licensing fee of $1.0 million in July 2016 and incurred expenses of $0.2 million in March 2017 for the first milestone achievement as part of the JBET Agreement recorded in other research and development. As of September 30, 2017 and December 31, 2016, we had approximately $0.2 million and $0.8 million, respectively, recorded in accounts payable, related mostly to the JBET Agreement. Mr. Weiss is also the Executive Chairman of Checkpoint.

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

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases. Currently, we are developing two therapies targeting hematologic malignancies. TG-1101 (ublituximab) is a novel, glycoengineered monoclonal antibody that targets a specific and unique epitope on the CD20 antigen found on mature B-lymphocytes. We are also developing TGR-1202 (umbralisib), an orally available PI3K delta inhibitor. The delta isoform of PI3K is strongly expressed in cells of hematopoietic origin and is believed to be important in the proliferation and survival of B-lymphocytes. Both TG-1101 and TGR-1202, or the combination of which is referred to as "U2," are in Phase 3 clinical development for patients with hematologic malignancies, with TG-1101 also in Phase 3 clinical development for Multiple Sclerosis. Additionally, the Company has recently brought its anti-PD-L1 monoclonal antibody into Phase 1 development and aims to bring additional pipeline assets into the clinic in the future.

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

In non-oncology settings, anti-CD20 therapy has generally been used as monotherapy. In addition to the above oncology studies, TG-1101 is being evaluated in a Phase 2 study for the treatment of Multiple Sclerosis (MS) and in an investigator initiated Phase 1 study for the treatment of acute neuromyelitis optica (NMO) relapses, with additional autoimmune related indications planned to be studied. On August 1, 2017, we announced we had reached an agreement with the U.S. Food and Drug Administration (FDA) regarding a Special Protocol Assessment (SPA) on the design of two global Phase 3 clinical trials for TG-1101, referred to as the ULTIMATE I and ULTIMATE II Phase 3 clinical trials.

Manufacturing of TG-1101 is performed by both our partner, LFB Biotechnologies, and a contract manufacturer based in the US.

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

In June 2017, the positive results from our Phase 3 GENUINE trial were presented by Dr. Jeff Sharman, Medical Director, Hematology Research, US Oncology in an oral session during the 53rd American Society of Clinical Oncology (ASCO) Annual Meeting in Chicago, IL.

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
*Patients evaluable for MRD included those enrolled >4 months prior to data cutoff date of February 15, 2017. MRD analyzed by central lab, 7-color flow cytometry

In October 2017, we announced the outcome of a meeting with the FDA regarding the use of the results from the GENUINE Phase 3 trial to support a Biologics License Application (BLA) filing for approval of TG-1101 in combination with ibrutinib. During the meeting, the FDA confirmed that accelerated approval based on ORR would be a review issue. As part of the discussion, the FDA encouraged us to consider future available therapy in its risk/benefit analysis as part of any potential future BLA filing that may impact accelerated approval.

The potential use of Progression Free Survival (PFS) results from the GENUINE trial to support the full approval of TG-1101 was also discussed. We plan to have a follow-up meeting with the FDA to discuss the use of the PFS endpoint in more detail before the end of the year and also plan to monitor the regulatory landscape for new approvals of agents for previously treated high-risk CLL while continuing to make preparations for a BLA filing as early as 2Q18.

TG-1101 in Combination with TGR-1202 Phase 3 Study Program – The UNITY-CLL Trial

In September 2015, we reached an agreement with the FDA regarding a SPA on the design, endpoints and statistical analysis approach of a Phase 3 clinical trial for the proprietary combination of TG-1101 plus TGR-1202, for the treatment of CLL. The SPA provides agreement that the Phase 3 trial design adequately addresses objectives that, if met, would support the regulatory submission for drug approval of both TG-1101 and TGR-1202 in combination.

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

In September 2017, we announced that target enrollment in the UNITY-CLL trial was met and that we were extending enrollment until October 12, 2017 for any additional identified study patients to be allowed in the trial.

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

In August 2017, we announced that the study’s Data Safety Monitoring Board (DSMB) had met and based on pre-set hurdles designed to evaluate ORR, the DSMB recommended continued enrollment in the TGR-1202 + TG-1101 ("U2") arm and no further enrollment into the single agent TGR-1202 arm for the DLBCL cohort. As set forth in the protocol, the single agent TGR-1202 arm was replaced with the triple combination of TG-1101 + TGR-1202 + bendamustine.

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

Updated data from this study was most recently presented at the 7th Joint ECTRIMS - ACTRIMS meeting in Paris, France, with additional data presentations expected at upcoming medical conferences.

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
●
TGR-1202 in combination with the JAK inhibitor, ruxolitinib (JAKAFI®), in patients with previously treated Myelofibrosis or Polycythemia Vera; and
●
TGR-1202 monotherapy in patients with CLL who were previously intolerant to prior BTK or PI3K inhibitor therapy.

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

Data from this ongoing Phase I study was presented at the 57th Annual American Society of Hematology (ASH) meeting held in December 2015, with updated data presented as part of an integrated analysis as described below.

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

In November 2017, we announced that 6 abstracts for TGR-1202 (3 clinical and 3 pre-clinical) were accepted for poster presentation at the upcoming 59th American Society of Hematology Annual Meeting, being held in Atlanta, GA from December 9 – 12, 2017.

It is anticipated that results from these and additional combination studies will be presented or updated at future medical conferences.

IRAK4

We hold global rights to develop and commercialize the IRAK4 program, which was licensed from Ligand Pharmaceuticals. Our IRAK4 program is currently in pre-clinical development.

PD-L1 and GITR

In March 2015, we entered into a global collaboration agreement for the development and commercialization of anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies. Our anti-PD-L1 recently entered the clinic and our anti-GITR program is currently in pre-clinical development, with pre-clinical data most recently presented at the American Association for Cancer Research Annual Meeting in March 2017.

In October 2017, we announced that the first patient has been dosed in a Phase 1 clinical trial evaluating the safety and tolerability of our anti-PD-L1 monoclonal antibody, enrolling patients across sites in Australia and New Zealand.

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

Our clinical trials will be lengthy and expensive. Even if these trials show that our drug candidates are effective in treating certain indications, there is no guarantee that we will be able to record commercial sales of any of our drug candidates in the near future. In addition, we expect losses to continue as we fund in-licensing and development of new drug candidates. As we further our development efforts, we may enter into additional third-party collaborative agreements and incur additional expenses, such as licensing fees and milestone payments. In addition, we may need to establish a commercial infrastructure required to manufacture, market and sell our drug candidates following approval, if any, by the FDA or a foreign health authority, which would result in incurring additional expenses. As a result, our quarterly results may fluctuate and a quarter-by-quarter comparison of our operating results may not be a meaningful indication of our future performance.

RESULTS OF OPERATIONS

Three months ended September 30, 2017 and 2016

License Revenue. License revenue was approximately $38,000 for each of the three months ended September 30, 2017 and 2016. License revenue is related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $1.8 million for the three months ended September 30, 2017, as compared to $0.9 million during the comparable period in 2016. The increase in noncash compensation expense was primarily related to milestone-based vesting of restricted stock grants to personnel and an increase in the measurement date fair value of certain consultant restricted stock during the current 2017 period.

Other Research and Development Expenses. Other research and development expenses increased by $4.4 million to $25.3 million for the three months ended September 30, 2017, as compared to $20.9 million for the three months ended September 30, 2016. The increase was mainly due to new and ongoing clinical development programs and related manufacturing costs for TG-1101 and TGR-1202 during the three months ended September 30, 2017. We expect our other research and development costs to remain relatively consistent for the remainder of 2017.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants increased by $1.2 million to $3.1 million for the three months ended September 30, 2017, as compared to $1.9 million for the three months ended September 30, 2016. The increase in noncash compensation expense was primarily due to greater compensation expense during the three months ended September 30, 2017 related to restricted stock granted to executive personnel.

Other General and Administrative Expenses. Other general and administrative expenses increased by $0.1 million to $1.4 million for the three months ended September 30, 2017, as compared to $1.3 million for the three months ended September 30, 2016. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2017.

Other (Income) Expense. Other income decreased by approximately $45,000 to approximately $50,000 for the three months ended September 30, 2017, as compared to $0.1 million for the three months ended September 30, 2016. The decrease is mainly due to a decrease in interest income for the three months ended September 30, 2017.

Nine months ended September 30, 2017 and 2016

License Revenue. License revenue was approximately $114,000 for each of the nine months ended September 30, 2017 and 2016. License revenue for the nine months ended September 30, 2017 and 2016 was related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $5.4 million for the nine months ended September 30, 2017, as compared to $1.9 million during the comparable period in 2016. The increase in noncash compensation expense was primarily related to milestone-based vesting of restricted stock grants to personnel and an increase in the measurement date fair value of certain consultant restricted stock during the period ended September 30, 2017.

Other Research and Development Expenses. Other research and development expenses increased by $26.1 million to $71.2 million for the nine months ended September 30, 2017, as compared to $45.1 million for the nine months ended September 30, 2016. The increase in other research and development expenses was due primarily to new and ongoing clinical development programs and related manufacturing costs for TG-1101 and TGR-1202 during the nine months ended September 30, 2017. We expect our other research and development costs to increase modestly for the remainder of 2017 as the enrollment of additional patients in our Phase 3 clinical trials increases and we prepare for potential commercialization.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants increased by $2.7 million to $7.0 million for the nine months ended September 30, 2017, as compared to $4.3 million for the nine months ended September 30, 2016. The increase in noncash compensation expense was primarily related to greater compensation expense during the nine months ended September 30, 2017 related to restricted stock granted to executive personnel.

Other General and Administrative Expenses. Other general and administrative expenses increased by $0.5 million to $4.3 million for the nine months ended September 30, 2017, as compared to $3.8 million for the nine months ended September 30, 2016. The increase was due primarily to rent related expenses of our new office space. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2017.

Other (Income) Expense. Other income decreased by $0.3 million to approximately $61,000 for the nine months ended September 30, 2017, as compared to $0.4 million for the nine months ended September 30, 2016. The decrease is mainly due to a decrease in interest income and a decrease in the change in fair value of notes payable for the nine months ended September 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash have been from the sale of equity securities, warrant and option exercises, and the upfront payment from our Sublicense Agreement with Ildong. We have not commercialized any of our drug candidates and cannot be sure if we will ever be able to do so. Even if we commercialize one or more of our drug candidates, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to obtain regulatory approval for our drug candidates, successfully complete any post-approval regulatory obligations and successfully commercialize our drug candidates alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

As of September 30, 2017, we had approximately $91.8 million in cash and cash equivalents. The Company believes its cash and cash equivalents on hand as of September 30, 2017 will be sufficient to fund the Company’s planned operations through 2018. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Cash used in operating activities for the nine months ended September 30, 2017 was $71.9 million as compared to $44.6 million for the nine months ended September 30, 2016. The increase in cash used in operating activities was due primarily to increased expenditures associated with our clinical development programs for TG-1101 and TGR-1202.

For the nine months ended September 30, 2017, net cash provided by investing activities was $19.8 million as compared to $15.1 million for the nine months ended September 30, 2016. The increase in net cash provided by investing activities was primarily due to greater proceeds from maturity of investments during the nine months ended September 30, 2017.

For the nine months ended September 30, 2017, net cash provided by financing activities of $118.9 million related to proceeds from the issuance of common stock as part of our underwritten public offering in March 2017 and our ATM program, as well as proceeds from the exercise of warrants.

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

ASU 2017-09 is effective for annual and interim periods beginning on or after December 15, 2017. Early adoption is permitted for public business entities for reporting periods for which financial statements have not yet been issued, and all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments should be applied prospectively to an award modified on or after the adoption date. The Company does not expect the adoption of ASU 2017-09 to have a material impact on the Company’s condensed consolidated financial statements.

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

ASU 2017-04 is effective prospectively for annual and interim periods beginning on or after December 15, 2019, and early adoption is permitted on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “FASB Clarifies the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business in ASC 805. The amendments in ASU 2017-01 are intended to make application of the guidance more consistent and cost-efficient. The amendments in ASU 2017-01:
●
Provide a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated.
●
Provide that if the screen is not met, (1) to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the Board has developed more stringent criteria for sets without outputs.
●
Narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606.

ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The Company does not expect the adoption of ASU 2017-01 to have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. ASU 2014-09 provides a single set of criteria for revenue recognition among all industries. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the Company expects to receive for those goods or services.

ASU 2014-09 includes guidance for determining whether a license transfers to a customer at a point in time or over time based on the nature of the entity’s promise to the customer. To determine whether the entity’s promise is to provide a right to access its intellectual property or a right to use its intellectual property, the entity should consider the nature of the intellectual property to which the customer will have rights.

ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. The standard allows for two transition methods - full retrospective, in which the standard is applied to each prior reporting period presented, or modified retrospective, in which the cumulative effect of initially applying the standard is recognized at the date of initial adoption. The Company expects to elect the modified retrospective approach and is continuing to assess the impact of the new guidance on its accounting policies and procedures and is evaluating the new requirements. The Company does not expect the adoption of ASU 2014-09 to have a material impact on the Company’s condensed consolidated financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards with future effective dates are either not applicable or not significant to our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of September 30, 2017, our portfolio of financial instruments consists of cash equivalents, including bank deposits. Due to the short-term nature of our investments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In order to submit and maintain an IND, Biologics License Application (“BLA”), or New Drug Application (“NDA”) to the FDA, it is necessary to submit all information on the clinical, non-clinical, chemistry, manufacturing, controls and quality aspects of the product candidate. We rely on our third party contractors and our licensing partners to provide a significant portion of this data. If we are unable to obtain this data, or the data is not sufficient to meet the regulatory requirements, we may experience significant delays in our development programs. Additionally, an IND must be active in each division in which we intend to conduct clinical trials. Currently we do not have an active IND for any of the IRAK4 or BET inhibitors, nor for our anti-GITR antibody. Additionally, there can be no assurance given that any of the molecules under development in our IRAK4 or BET inhibitor program or in our anti-GITR antibody research program will demonstrate sufficient pharmacologic properties during pre-clinical evaluation to advance to IND enabling studies, or that such IND enabling studies, if any are conducted, will provide data sufficient to support the filing of an IND, or that such IND, if filed, would be accepted by any FDA division under which we would seek to develop any product candidate. While we maintain an active IND for TG-1101, TGR-1202 and our anti-PD-L1 antibody enabling the conduct of studies in the FDA’s Division of Hematology and Oncology, and an active IND for TG-1101 under the FDA’s Division of Neurology, there can be no assurance that we will be successful in obtaining an active IND for these drugs in any other division under whose supervision we may seek to develop our product candidates, or that the FDA will allow us to continue the development of our product candidates in those divisions where we maintain an active IND.

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

If we are unable to develop, or receive regulatory approval for or successfully commercialize any of our product candidates, we will not be able to generate product revenues. Even if we are able to develop or receive regulatory approval for or successfully commercialize any of our product candidates, we may not be able to gain market acceptance for our product candidates and future products and may never become profitable.

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

We plan on conducting additional Phase I, II and III clinical trials for TG-1101 and TGR-1202. Early clinical results seen with TG-1101 and TGR-1202 in a small number of patients may not be reproduced in expanded or larger clinical trials. Additionally, individually reported outcomes of patients treated in clinical trials may not be representative of the entire population of treated patients in such studies. Further, larger scale Phase III studies, which are often conducted internationally, are inherently subject to increased operational risks compared to earlier stage studies, including the risk that the results could vary on a region to region, or country to country basis which could materially adversely affect the study’s outcome or the opinion of the validity of the study results by applicable regulatory agencies. Early clinical trial results from interim analysis or from the review of a Data Safety Monitoring Board (DSMB) or similar safety committee may not be reflective of the results of the entire study, when completed. Additionally, many of the results reported in our early clinical trials rely on local investigator assessed safety and efficacy outcomes which may differ from results assessed in a blinded, independent, centrally reviewed manner, often required of adequate and well controlled registration directed clinical trials which may be undertaken at a later date. If the results from expansion cohorts or later trials are different from those found in the earlier studies of TG-1101 and TGR-1202, we may need to terminate or revise our clinical development plan, which could extend the time for conducting our development program and could have a material adverse effect on our business. Our IRAK4, BET, and anti-GITR programs are all in pre-clinical development and no assurance can be given that they will advance into clinical development. If the results from additional pre-clinical studies or early clinical trials differ from those found in earlier studies, our clinical development plans and timelines for this program could be adversely affected which could have a material adverse effect on our business. Many drugs fail in the early stages of clinical development for safety and tolerability issues, accordingly if our pre-clinical assets advance into clinical development, no assurance can be made that a safe and efficacious dose can be found.

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

The sufficiency of our GENUINE trial results for approval are subject to FDA’s discretion.

In October 2017, we announced the outcome of a meeting with the U.S. Food and Drug Administration (FDA) regarding the use of the results from the GENUINE Phase 3 trial to support a Biologics License Application (BLA) filing for accelerated approval of TG-1101 in combination with ibrutinib.   As part of the discussion, the FDA guided that if one or more agents obtained full approval before we could obtain accelerated approval, we would need to show meaningful benefit over those agents as well. No assurance can be given that other agents will not receive full approval prior to our potential receipt of accelerated approval. If that were to occur, no assurance can be given that we would be successful in proving meaningful benefit over those later approved drugs. If we were unable to prove meaningful benefit over any such agents, we would be effectively blocked from receiving accelerated approval.

While we wait to see if any drugs receive full approval and can evaluate the data associated with any such agents, we are continuing to make preparations for a BLA filing for accelerated approval. Whether or not we ultimately file such application will be subject to multiple factors and no assurance can be given that a filing will be made. If a filing is made, the FDA acceptance of such a filing will depend on the FDA’s views on the adequacy of the filing, and further even if the filing is accepted, approval of such a filing is a question wholly within the FDA’s discretion to determine.  In addition, if we were to receive accelerated approval, we would be required to conduct a post-market confirmatory study, which we may not complete, or if completed, may prove unsuccessful. In such instance, the FDA can remove the product from the market.

The Company plans to have a follow-up meeting with the FDA to discuss the use of the Progression-Free Survival Endpoint (PFS) endpoint from the GENUINE study for possible full approval.  There can be no assurance given that we will reach agreement with the FDA on an acceptable use of PFS data from GENUINE to support approval of TG-1101, or even if an agreement is reached, that the PFS results of TG-1101 will be positive and/or sufficient to support a regulatory approval of TG-1101.

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

We have not completed testing of any of our product candidates for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent that adverse events, if any, will be observed in patients who receive any of our product candidates. To date, clinical trials using TG-1101 and TGR-1202 have demonstrated a toxicity profile that was deemed acceptable by the investigators performing such studies. Such interpretation may not be shared by future investigators or by the FDA and in the case of TG-1101 and TGR-1202, even if deemed acceptable for oncology applications, it may not be acceptable for diseases outside the oncology setting, and likewise for any other product candidates we may develop. Additionally, the severity, duration and incidence of adverse events may increase in larger study populations. With respect to both TG-1101 and TGR-1202, the toxicity when manufactured under different conditions and in different formulations is not known, and it is possible that additional and/or different adverse events may appear upon the human use of those formulations and those adverse events may arise with greater frequency, intensity and duration than in the current formulation. Should the Company not be able to adequately demonstrate analytical comparability between drug product manufactured under different conditions, the introduction of such new drug product into ongoing trials also has the potential to confound the interpretation of the results or complicate the statistical analysis of such trial. Further, with respect to TGR-1202, although several hundred patients have been dosed amongst all ongoing TGR-1202 studies, the full adverse effect profile of TGR-1202 is not known. It is also unknown as additional patients are exposed for longer durations to TGR-1202, whether greater frequency and/or severity of adverse events are likely to occur. Common toxicities of other drugs in the same class as TGR-1202 include high levels of liver toxicity, infections and colitis, the latter of which notably has presented with later onset, with incidence increasing with duration of exposure. To date, the incidence of these events has been limited for TGR-1202, however no assurance can be given that this safety and tolerability profile will continue to be demonstrated in the future as higher doses, longer durations of exposure, and multiple drug combinations are explored. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain marketing approval and generate revenues from its sale, or even if approved for sale may lack differentiation from competitive products, which could have a material adverse impact on our business and operations.

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

We expect to operate a portion of our business in certain countries through subsidiaries or through supply and marketing arrangements. In those countries, where we have limited experience in operating subsidiaries and in reviewing equity investees, we will be subject to additional risks related to complying with a wide variety of national and local laws, including restrictions on the import and export of certain intermediates, drugs, technologies and multiple and possibly overlapping tax structures. In addition, we may face competition in certain countries from companies that may have more experience with operations in such countries or with international operations generally. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees hired in different countries into our existing corporate culture. If we do not effectively manage our operations in these subsidiaries and review equity investees effectively, or if we fail to manage our alliances, we may lose money in these countries and it may adversely affect our business and results of our operations. In all interactions with foreign regulatory authorities, the Company is exposed to liability risks under the Foreign Corrupt Practices Act or similar anti-bribery laws.

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

If approved, we expect TG-1101 to compete directly with Roche Group’s Rituxan® (rituximab) and Gazyva® (obinutuzumab or GA-101), and Novartis’ Arzerra® (ofatumumab) among others, each of which is currently approved for the treatment of various diseases including NHL and CLL. In addition, a number of pharmaceutical companies are developing antibodies targeting CD20, CD19, and other B-cell associated targets, chimeric antigen receptor T-cell (CAR-T) immunotherapy, and other B-cell ablative therapy which, if approved, would potentially compete with TG-1101 both in oncology settings as well as in autoimmune disorders. Earlier this year, the Roche Group’s anti-CD20 antibody ocrelizumab was approved for the treatment of MS. Genmab and GSK’s (ofatumumab) is also under clinical development for patients with MS. New developments, including the development of other pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace.

With respect to TGR-1202, there are several PI3K delta targeted compounds both approved, such as Gilead’s Zydelig™ (idelalisib) and Bayer’s Aliqopa® (copanlisib), and in development, including, but not limited to, Verastem’s duvelisib which if approved we would expect to compete directly with TGR-1202. In addition, there are numerous other novel therapies targeting similar pathways to TGR-1202 both approved and in development, which could also compete with TGR-1202 in similar indications, such as the BTK inhibitor, ibrutinib (FDA approved for MCL, CLL, Marginal Zone Lymphoma and WM and marketed by AbbVie and Janssen), the BTK inhibitor acalabrutinib (FDA approved for MCL and marketed by AstraZeneca), or the BCL-2 inhibitor venetoclax (FDA approved for CLL and marketed by AbbVie and Roche).

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

Most recently, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the “ACA,” was enacted. The ACA and any revisions or replacements of that Act, any substitute legislation, and other changes in the law or regulatory framework could have a material adverse effect on our business.

Among the provisions of the ACA of importance to our potential product candidates are:
●
an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
●
an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;
●
expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;
●
a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;
●
extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●
expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 138% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
●
expansion of the entities eligible for discounts under the 340B Drug Pricing Program;
●
the new requirements under the federal Open Payments program and its implementing regulations;
●
a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;
●
a new regulatory pathway for the approval of biosimilar biological products, all of which will impact existing government healthcare programs and will result in the development of new programs; and
●
a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

The Supreme Court upheld the ACA in the main challenge to the constitutionality of the law in 2012. The Supreme Court also upheld federal subsidies for purchasers of insurance through federally facilitated exchanges in a decision released in June 2015. Any remaining legal challenges to the ACA are viewed generally as not significantly impacting the implementation of the law if the plaintiffs prevail.

President Trump ran for office on a platform that supported the repeal of the ACA, and one of his first actions after his inauguration was to sign an Executive Order instructing federal agencies to waive or delay requirements of the ACA that impose economic or regulatory burdens on states, families, the health-care industry and others. Modifications to or repeal of all or certain provisions of the ACA have been attempted in Congress as a result of the outcome of the recent presidential and congressional elections, consistent with statements made by the incoming administration and members of Congress during the presidential and congressional campaigns and following the election. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law. However, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. In March 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017, which, if enacted, would amend or repeal significant portions of the ACA. Attempts in the Senate in 2017 to pass ACA repeal legislation, including the Better Care Reconciliation Act of 2017, so far have been unsuccessful.

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

As of November 1, 2017, we had 69 full and part time employees. Over time, we will need to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue research and development activities, and commercialize our product candidates. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth, and various projects requires that we:
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

In addition to FDA restrictions on the marketing of pharmaceutical and biotechnology products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical and medical device industries, as well as consulting or other service agreements with physicians or other potential referral sources and regulate the use and disclosure of identifiable patient information. These laws include anti-kickback statutes and false claims statutes that prohibit, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or, in return for, purchasing, leasing, ordering, recommending or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally-financed healthcare programs, and knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and any practices we adopt may not, in all cases, meet all of the criteria for safe harbor protection from anti-kickback liability. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment. Any challenge to its business practices under these laws could have a material adverse effect on our business, financial condition, and results of operations. Finally, the Health Insurance Portability and Accountability Act (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, their respective implementing regulations and similar state laws and regulations, impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. In the event our operations result in our receiving such information, we could become subject to the requirements of these laws and regulations, including potential civil and criminal penalties.

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

Our commercial success depends on obtaining and maintaining patent protection and trade secret protection in the US and other countries with respect to our product candidates or any future product candidate that we may license or acquire, their formulations and uses and the methods we use to manufacture them, as well as successfully defending these patents against third-party challenges. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and product candidates, and by maintenance of our trade secrets through proper procedures. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them in the market they are being used or developed. If any of our licensors or partners fails to appropriately prosecute and maintain patent protection for these product candidates, our ability to develop and commercialize these product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. This failure to properly protect the intellectual property rights relating to these product candidates could have a material adverse effect on our financial condition and results of operations.

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

If patents are not issued that protect our product candidates, it could have a material adverse effect on our financial condition and results of operations. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify any patentable aspects of our research and development output and methodology, and, even if we do, an opportunity to obtain patent protection may have passed. Given the uncertain and time-consuming process of filing patent applications and prosecuting them, it is possible that our product(s) or process(es) originally covered by the scope of the patent application may have changed or been modified, leaving our product(s) or process(es) without patent protection. If our licensors or we fail to obtain or maintain patent protection or trade secret protection for one or more product candidates or any future product candidate we may license or acquire, third parties may be able to leverage our proprietary information and products without risk of infringement, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and achieve profitability. Moreover, should we enter into other collaborations we may be required to consult with or cede control to collaborators regarding the prosecution, maintenance and enforcement of licensed patents. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has in recent years been the subject of much litigation. In addition, no consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the US. The patent situation outside the US is even more uncertain. The laws of foreign countries may not protect our rights to the same extent as the laws of the US, and we may fail to seek or obtain patent protection in all major markets. For example, European patent law restricts the patentability of methods of treatment of the human body more than US law does. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the US and other countries may diminish the value of our patents or narrow the scope of our patent protection. For example, the federal courts of the US have taken an increasingly dim view of the patent eligibility of certain subject matter, such as naturally occurring nucleic acid sequences, amino acid sequences and certain methods of utilizing same, which include their detection in a biological sample and diagnostic conclusions arising from their detection. Such subject matter, which had long been a staple of the biotechnology and biopharmaceutical industry to protect their discoveries, is now considered, with few exceptions, ineligible in the first instance for protection under the patent laws of the US. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in those licensed from a third-party.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include changes to transition from a “first-to-invent” system to a “first-to-file” system and to the way issued patents are challenged. The formation of the Patent Trial and Appeal Board now provides a quicker and less expensive process for challenging issued patents. The PTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first inventor-to-file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the PTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. The costs of these proceedings could be substantial and it is possible that our efforts to establish priority of invention would be unsuccessful, resulting in a material adverse effect on our US patent position. An adverse determination in any such submission, patent office trial, proceeding or litigation could reduce the scope of, render unenforceable, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

The issuance of a patent does not foreclose challenges to its inventorship, scope, validity or enforceability. Therefore, our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

In addition to patents, we and our partners also rely on trade secrets and proprietary know-how, technology and other proprietary information, to maintain our competitive position, particularly where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisors, third parties may still obtain this information or we may be unable to protect its rights. If any of these events occurs, or we otherwise lose protection for our trade secrets or proprietary know-how, the value of this information may be greatly reduced and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

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

In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product candidates or proprietary technologies may infringe. Similarly, there may be issued patents relevant to our product candidates of which we are not aware. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the US and other jurisdictions are typically not published until 18 months after a first filing, or in some cases not at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in patents or pending patent applications that we own or licensed, or that we or our licensors were the first to file for patent protection of such inventions.

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

We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

A third party may hold intellectual property, including patent rights that are important or necessary to the development and commercialization of our products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties, whom may or may not be interested in granting such a license, on commercially reasonable terms, or our business could be harmed, possibly materially.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which typically are very expensive, time-consuming and disruptive of day-to-day business operations. Any claims we assert against accused infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents; or provoke those parties to petition the PTO to institute inter parties review against the asserted patents, which may lead to a finding that all or some of the claims of the patent are invalid. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly. Furthermore, adverse results on US patents may affect related patents in our global portfolio. The adverse result could also put related patent applications at risk of not issuing.

Interference proceedings provoked by third parties or brought by the U.S. Patent and Trademark Office (“PTO”) may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our collaborators or licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. The costs of these proceedings could be substantial. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States.

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

As is common in the biotechnology and pharmaceutical industry, we engage the services of consultants to assist us in the development of our product candidates. Many of these consultants were previously employed at, may have previously been, or are currently providing consulting services to, other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these consultants or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or their former or current customers. Even if frivolous or unsubstantiated in nature, litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management, day-to-day business operations, and the implicated employee(s).

Risks Relating to Our Finances and Capital Requirements

We will need to raise additional capital to continue to operate our business.

As of September 30, 2017, we had approximately $91.8 million in cash and cash equivalents, which we believe will be sufficient to fund the Company’s planned operations through 2018. As a result, we will need additional capital to continue our operations beyond that time. Required additional sources of financing to continue our operations in the future might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned preclinical and clinical trials or obtain approval of any of our product candidates from the FDA or any foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which would have a dilutive effect to stockholders.

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

We have never been profitable and, as of September 30, 2017, we had an accumulated deficit of $324.0 million. We have generated operating losses in all periods since we were incorporated. We expect to make substantial expenditures resulting in increased operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial efforts for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Our directors, executive officers, their affiliates, and our principal stockholders beneficially own approximately 43% of our outstanding voting stock, including shares underlying outstanding options and warrants. Our directors, officers and principal stockholders, taken as a whole, have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues submitted to our stockholders.

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

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2017.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2017.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2017.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2017.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: November 9, 2017	By:	/s/ Sean A. Power
Sean A. Power Chief Financial Officer Principal Financial and Accounting Officer