Form 10-K
period 2017-12-31
TG THERAPEUTICS, INC.
filed 2018-03-15
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017.
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
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was $490,249,542 as of June 30, 2017, based on the closing sale price of such stock as reported on the NASDAQ Capital Market.

There were  75,579,785 shares of the registrant’s common stock, $0.001 par value, outstanding as of March 1, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

TG THERAPEUTICS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

●
products being accepted by doctors, patients or payors;

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

ITEM 1. BUSINESS.

OVERVIEW

             We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases. Currently, we are developing two therapies targeting hematologic malignancies. TG-1101 (ublituximab) is a novel, glycoengineered monoclonal antibody that targets a unique epitope on the CD20 antigen found on mature B-lymphocytes. We are also developing TGR-1202 (umbralisib), an orally available PI3K delta inhibitor. The delta isoform of PI3K is strongly expressed in cells of hematopoietic origin and is believed to be important in the proliferation and survival of B-lymphocytes. Both TG-1101 and TGR-1202, or the combination which is referred to as "U2," are in Phase 3 clinical development for patients with hematologic malignancies, with TG-1101 also in Phase 3 clinical development for patients with multiple sclerosis. Additionally, the Company has recently brought its anti-PD-L1 monoclonal antibody into Phase 1 development and aims to bring additional pipeline assets into the clinic in the future.

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

In addition, we intend to use our media and investor relations website, SEC filings press releases, public conference calls and webcasts as well as social media to communicate with our subscribers and the public about the Company, its services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, in light of the SEC’s guidance, we encourage investors, the media and others interested in the Company to review the information we post on the U.S. social media channels listed on our website.

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
●
The UNITY-CLL Trial – a randomized controlled Phase 3 trial under Special Protocol Assessment (SPA) evaluating TG-1101 in combination with TGR-1202, the Company’s development stage PI3K delta inhibitor, for patients with front line and previously treated CLL;
●
The UNITY-NHL Trial – registration-directed Phase 2b clinical study evaluating TGR-1202 alone and in combination with TG-1101 with or without bendamustine, in patients with previously treated Non-Hodgkin’s Lymphoma (NHL); and
●
TG-1101 + TGR-1202 + Pembrolizumab for patients with CLL.

In non-oncology settings, anti-CD20 therapy has generally been used as monotherapy. In addition to the above oncology studies, TG-1101 is being evaluated in a Phase 2 study for the treatment of Multiple Sclerosis (MS) and in an investigator initiated Phase 1 study for the treatment of acute neuromyelitis optica (NMO) relapses, with additional autoimmune related indications planned to be studied. On August 1, 2017, we announced we had reached an agreement with the U.S. Food and Drug Administration (FDA) regarding a Special Protocol Assessment (SPA) on the design of two global Phase 3 clinical trials for TG-1101, referred to as the ULTIMATE I and ULTIMATE II Phase 3 clinical trials, both of which are currently open to enrollment.

Manufacturing of TG-1101 is currently performed by a contract manufacturer based in the US and our partner, LFB Biotechnologies.

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

Data from this study was published in full in the British Journal of Haematology in February 2017:

TG-1101 in Combination with TGR-1202 with/without ibrutinib or bendamustine for Relapsed/Refractory NHL & CLL

In November 2013, we initiated a multi-center, Phase I study to evaluate the safety and efficacy of the combination of TG-1101 and TGR-1202, the Company's novel, once per day, PI3K delta inhibitor, for patients with relapsed and/or refractory CLL and NHL. Additional cohorts were added to this study to explore the triple therapy combination of TG-1101, TGR-1202, and ibrutinib and the triple therapy of TG-1101, TGR-1202 and bendamustine.

The MD Anderson Cancer Center is the lead center for the trial with Nathan Fowler, MD, Assistant Professor and Co-Director of Clinical Research in the Department of Lymphoma, as the Study Chair for the NHL patient group and Susan O’Brien, MD, Professor and Medical Director for Cancer Clinical Trials and Research at UC Irvine as the Study Chair for the CLL patient group. The data from this study supports the current Phase 3 UNITY-CLL study of U2 in CLL and the registration-directed UNITY-NHL Phase 2b clinical study of U2 + bendamustine in DLBCL.

              Updated data from this study was most recently presented at the 22nd European Hematology Association (EHA) Annual Congress in Madrid, Spain in June 2017.

Both triplet combinations demonstrated acceptable levels of tolerability with promising activity. Enrollment in both cohorts is now closed and patients continued to be followed for safety and efficacy.

TG-1101 in Combination with Ibrutinib for Relapsed/Refractory MCL & CLL

In December 2013, we initiated a multi-center Phase 2 clinical trial to evaluate the safety and efficacy of the combination of TG-1101 and ibrutinib for patients with CLL and MCL. Jeff Sharman, MD, Medical Director for Hematology Research, US Oncology Network, was the Study Chair. This trial has completed enrollment.

Final data from the MCL cohort of this study was presented at the 57th Annual American Society of Hematology (ASH) meeting held in December 2015, with data from the CLL cohort published in full in the British Journal of Haematology in December 2016.

Overall, in both CLL and MCL, aside from day 1 Infusion related reactions (IRR), the addition of TG-1101 did not appear to alter the safety profile seen historically with single agent ibrutinib. Of the 60 patients treated, 41 CLL and 15 MCL patients were evaluable for response. The combination displayed marked clinical activity, reporting an 88% (35/41) response rate in patients with CLL, a 95% (19/21) response rate in those CLL patients with high-risk cytogenetics, and an 87% (13/15) response rate in patients with MCL. The data from the CLL cohort of this study supported the Phase 3 GENUINE study of the combination in CLL patients with high-risk cytogenetics.

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

We continue to follow patients in the GENUINE study for safety and efficacy including Overall Response, MRD and Progression Free Survival (PFS). We are currently working on preparing a Biologics License Application for a potential accelerated approval filing for TG-1101 in combination with ibrutinib in previously treated CLL patients with high-risk cytogenetics, which filing could occur in 2018.

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

The Phase 3 trial, called the UNITY-CLL trial, is a randomized controlled clinical trial that includes two key objectives: first, to demonstrate contribution of each agent in the TG-1101 + TGR-1202 regimen (the combination sometimes referred to as "U2"), and second, to demonstrate superiority in Progression Free Survival (PFS) over the standard of care to support the submission for full approval of the combination. The study will randomize patients into four treatment arms: TG-1101 + TGR-1202, TG-1101 alone, TGR-1202 alone, and an active control arm of obinutuzumab (GAZYVA®) + chlorambucil. An early interim analysis will assess contribution of each single agent in the TG-1101 + TGR-1202 combination regimen, which, if successful, will allow early termination of both single agent arms. A second interim analysis will be conducted following full enrollment into the study, which, if positive, we plan to utilize for accelerated approval.

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

In September 2017, we announced that target enrollment in the UNITY-CLL trial was met and that we were extending enrollment until October 12, 2017 for any additional identified study patients to be allowed in the trial. We expect top-line ORR data from this study to be reported in 2018.

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

The updated study, called UNITY-NHL, is entitled "A Phase 2b Randomized Study to Assess the Efficacy and Safety of the Combination of Ublituximab + TGR-1202 with or without bendamustine and TGR-1202 alone in Patients with Previously Treated Non-Hodgkin’s Lymphoma.” The DLBCL component is being led by Owen A. O'Connor, MD, PhD, Professor of Medicine and Experimental Therapeutics, and Director of the Center for Lymphoid Malignancies at Columbia University Medical Center, while the indolent NHL component of the study is being led by Nathan H. Fowler, MD, Associate Professor, Department of Lymphoma/Myeloma, The University of Texas MD Anderson Cancer Center. The primary objective of the study is to assess the efficacy of TGR-1202 alone, in combination with TG-1101, or in combination with TG-1101 and bendamustine in patients with previously treated NHL as measured by Overall Response Rate (ORR). The study will also provide important information as to the contribution of each agent, TGR-1202 and TG-1101, to the combination regimen of both agents, as well as the contribution of bendamustine to the combination regimen of both agents.

In August 2017, we announced that the study’s Data Safety Monitoring Board (DSMB) had met and, based on pre-set hurdles designed to evaluate ORR, the DSMB recommended continued enrollment in the TGR-1202 + TG-1101 ("U2") arm and no further enrollment into the single agent TGR-1202 arm for the DLBCL cohort. As set forth in the protocol, the single agent TGR-1202 arm was replaced with the triple combination of TG-1101 + TGR-1202 + bendamustine.

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

Data from this study was most recently presented at the Third Annual ACTRIMS Forum 2018 meeting in San Diego, CA, with additional data presentations expected at upcoming medical conferences.

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

The RMS Phase 3 program consists of two trials, called the ULTIMATE I and ULTIMATE II trials. Each trial is a global, randomized, multi-center, double-blinded, double-dummy, active-controlled study comparing TG-1101 (ublituximab) to teriflunomide in subjects with RMS. The primary endpoint for each study is Annualized Relapse Rate (ARR) following 96 weeks of treatment. Each trial is ongoing and will enroll approximately 440 subjects, randomized in a 1:1 ratio, with approximately 880 patients to be enrolled across both trials.

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

In February 2018, data from the first-in-human Phase 1 clinical trial of TGR-1202 was published online in The Lancet Oncology. The manuscript was titled, “Umbralisib, a novel PI3K and casein kinase-1 epsilon inhibitor, in relapsed or refractory chronic lymphocytic leukaemia and lymphoma: an open-label, phase 1, dose-escalation, first-in-human study,” The paper includes safety and efficacy information from 90 patients with relapsed or refractory hematologic malignancies, including patients with CLL and various forms of lymphoma treated with single agent TGR-1202. In this study, the data showed that TGR-1202 was well tolerated with a favorable safety profile distinct from prior generation PI3K delta inhibitors.

Clinical Data Overview and Recent Developments

Initial clinical development of TGR-1202 was focused on establishing preliminary safety and efficacy in a wide variety of hematologic malignancies. Upon identification of safe and active doses of TGR-1202, additional clinical trial programs were opened, exploring TGR-1202 as a single agent and in combination with a variety of agents. In addition to the previously described studies in combination with TG-1101, our current priority clinical trials that are ongoing for TGR-1202 include:

●
TGR-1202 as a single agent in CLL patients who are intolerant to prior BTK inhibitor or PI3K delta inhibitor therapy;
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

Data from this ongoing Phase I study was published in full in The Lancet Oncology in February 2018.

TGR-1202 Long-term Follow-up Integrated Analysis in Patients with Relapsed/Refractory Hematologic Malignancies

In December 2017, at the 59th American Society of Hematology (ASH) Annual Meeting, the Company presented integrated data with long term follow-up from 347 patients exposed to TGR-1202 across 5 studies, which continued to demonstrate high response rates in CLL, and FL coupled with a favorable safety profile distinct from other PI3K delta inhibitors.

TGR-1202 TKI Intolerance Study

In December 2017, at the 59th American Society of Hematology (ASH) Annual Meeting, the Company presented data from 33 patients with CLL who were intolerant to prior BTK or PI3K delta inhibitor therapy who were then treated with single agent TGR-1202. TGR-1202 appeared to demonstrate a favorable safety profile in patients intolerant to prior ibrutinib (BTK) or idelalisib (PI3K) with only 2 patients (6%) discontinuing due to an adverse event, neither of which was a recurrent adverse event from their prior BTK or PI3K therapy. Enrollment continues in this Phase 2 study.

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

TGR-1202 in Solid Tumors

In addition to the exploration of TGR-1202 in various hematologic malignancies, a study was opened in October 2015 to evaluate TGR-1202 as a single agent as well as in combination with various chemotherapies for the treatment of select solid tumors. The study, entitled TGR-1202-102, “A Phase I Study Evaluating the Safety and Efficacy of TGR-1202 Alone and in Combination with either nab-paclitaxel + Gemcitabine or with FOLFOX in Patients with Select Relapsed or Refractory Solid Tumors” is being run in collaboration with the Sarah Cannon Research Institute in Nashville, TN with Johanna Bendell, MD, Director of GI Oncology Research as the acting study chair. The study is currently closed to enrollment with patients continuing to be followed for safety and efficacy.

Market Opportunity for TG-1101 & TGR-1202

Our lead products under development, TG-1101 and TGR-1202 are for the treatment of B-cell hematologic malignancies. Hematologic malignancies include cancers derived from the bone marrow and lymph tissue. The non-Hodgkin’s lymphomas (NHL) represent a heterogeneous subset of these malignancies. Underneath the single rubric of lymphoma exist some of the most aggressive growing cancers (Burkitt’s lymphoma, lymphoblastic lymphoma, diffuse large-B-cell lymphoma), as well as some of the most indolent (small lymphocytic lymphoma, follicular lymphoma, and marginal zone lymphoma). In the United States, NHL represents 4-5% of all new cancer cases, and is the eighth leading cause of cancer death. According to the American Cancer Society, it is estimated in 2018 that there will be 74,680 new cases in the United States, and 19,910 deaths from NHL, despite improvements in treatment. Chronic lymphocytic leukemia (CLL) affects mainly older adults and accounts for approximately one quarter of all diagnosed cases of leukemia, of which there are estimated to be about 60,300 new cases and about 24,370 deaths (all kinds of leukemia) according to American Cancer Society estimates. Despite improvements in therapy, up to one third of patients with aggressive NHL continue to die from their disease, and indolent lymphomas remain incurable in the absence of allogeneic stem cell transplant. The treatment paradigm for hematologic malignancies is well standardized in front line settings, with the anti-CD20 monoclonal antibody, rituximab, administered generally in combination with chemotherapeutic agents. While front line therapies are generally efficacious, there are numerous downsides, including a high rate of toxicity associated with exposure to chemotherapeutic agents. While initially responsive, most patients with hematologic malignancies will eventually relapse and require second, third, and sometimes more lines of therapy. As a result, there is a pressing need for new, innovative, targeted therapies for the treatment of this heterogeneous group of diseases.

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

In addition to anti-CD20 therapy, novel targeted agents are now being introduced which target specific signaling pathways and enzymes known to exhibit aberrant activity and overexpression in B-cell malignancies such as Bruton’s Tyrosine Kinase (BTK), and Phosphoinositide-3-Kinase delta (PI3K delta). The PI3K/AKT/mTOR pathway has been the target of numerous pharmaceutical agents, both approved and in development, however only recently has the delta isoform of PI3K been identified as a potential target for the treatment of hematologic malignancies and other B-cell lymphoproliferative disorders. Idelalisib (ZYDELIG®), a PI3K delta specific inhibitor from Gilead Pharmaceuticals, was approved by the FDA in 2014 for patients with CLL and indolent NHL, and copanlisib (ALIQOPA™) was approved by the FDA in 2017 for patients with advanced follicular lymphoma.. Other agents targeting kinases downstream of the B-cell receptor, such as the BTK inhibitor, ibrutinib and acalabrutinib, have displayed high rates of response in patients with relapsed and refractory B-cell malignancies and have been recently approved for indications in lymphoma. While these agents have demonstrated high levels of single agent activity in B-cell disorders, their clinical activity has been shown to be greatly enhanced when utilized in combination with anti-CD20 agents.

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

BTK

In January 2018, we entered into a global exclusive license agreement with Jiangsu Hengrui Medicine Co., or Jiangsu (“BTK Agreement”),  pursuant to which we obtained worldwide rights, excluding Asia but including Japan, for the development of Hengrui's Bruton's Tyrosine Kinase (BTK) inhibitor program, including lead candidate TG-1701 (known in China as SHR-1459), as monotherapy and in combination with TG-1101 and TGR-1202. In addition to TG-1701, the global license agreement covers TG-1702 (SHR-1266), another BTK inhibitor in pre-clinical development. Bruton's tyrosine kinase (BTK) is an essential component of the B-cell receptor signaling pathways that regulate the survival, activation, proliferation, and differentiation of B lymphocytes. Targeting BTK with small molecule inhibitors has been demonstrated to be an effective treatment option for B-cell lymphomas and autoimmune diseases.

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

Product candidate	Target indication	Development status	Completion of phase	Estimated cost to complete phase
TG-1101 & TGR-1202	In combination in CLL patients	Phase III	2018*	Approximately $7 million
TGR-1202 +/- TG-1101	In combination in relapsed/refractory NHL patients	Phase IIb	2019*	Approximately $10 million
TG-1101	In relapsing forms of Multiple Sclerosis	Phase III	2021	Approximately $50 million
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

The composition of matter patent for TG-1101 has been issued in the United States and Europe, which affords patent protection until 2029 in the US and 2025 in Europe, exclusive of patent term extensions. We also have a method of use patent on the combination of TGR-1202 and TG-1101 which has been issued in the United States and is pending in other territories globally. Additionally, we have numerous granted patents and pedning patent applications outside the US which include claims directed to the composition of matter and methods of treatment with TG-1101 in various settings.

TGR-1202

Pursuant to our license for TGR-1202 with Rhizen, we have the exclusive commercial rights to a series of patent applications in the U.S. and abroad. The patent applications include composition of matter patents relating to the structure, mechanism of action, and formulation for TGR-1202 as well as method of use patents which cover use of TGR-1202 in combination with various agents and for various therapeutic indications. Our composition of matter patent for TGR-1202 has been issued in the United States and Europe, which affords patent protection until 2033, exclusive of patent term extensions. We also have a method of use patent on the combination of TGR-1202 and TG-1101 which has been issued in the United States and is pending in other territories globally. All other patent applications currently filed for TG-1202 are currently pending. Because the dates for any potential regulatory approval are currently unknown we cannot predict the expected expiration date, and it is possible that the life of these patents following regulatory approval could be minimal.

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

BTK

Pursuant to our BTK Agreement with Jiangsu, we have the exclusive commercial rights to a patent family which covers the composition of matter and proposed methods of use for various therapeutic indications. All patent applications currently filed for the BTK program are currently pending. Because the date for any potential regulatory approval is currently unknown we cannot predict the expected expiration date, and it is possible that the life of these patents following regulatory approval could be minimal.

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

Pursuant to these regulations, TG-1101 (ublituximab) has received Orphan-Drug designation from the FDA for the treatment of Marginal Zone Lymphoma (Nodal and Extranodal) in September 2013, for the treatment of CLL in August of 2010, and Orphan-Drug designation by the European Medicines Agency (“EMA”) for the treatment of CLL in November of 2009. We also obtained Orphan Drug designation for TGR-1202 as monotherapy for the treatment of CLL in August 2016, and in January 2017, we announced that the FDA granted Orphan Drug designation covering the combination of TG-1101 and TGR-1202 for the treatment of patients with CLL and DLBCL. We believe that TG-1101 and TGR-1202, as well as our other pipeline productsmay be eligible for additional Orphan Drug designations; however, we cannot assure you that TG-1101, TGR-1202, or any other drug candidates we may acquire or in-license, will obtain such orphan drug designations. Additionally, upon FDA approval, we believe that TG-1101 and TGR-1202 each would qualify as a New Chemical Entity, or NCE, which provides for five years of exclusivity following approval.

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

BTK

In January 2018, we entered into a global exclusive license agreement with Jiangsu Hengrui Medicine Co., or Jiangsu, to acquire worldwide intellectual property rights, excluding Asia but including Japan, and for the research, development, manufacturing, and commercialization of products containing or comprising of any of Jiangsu’s Bruton’s Tyrosine Kinase inhibitors containing the compounds of either TG-1701 (SHR-1459 or EBI-1459) or TG-1702 (SHR-1266 or EBI-1266). Pursuant to the agreement, we paid Jiangsu an upfront fee of $1.0 million in our common stock. Jiangsu is eligible to receive milestone payments totaling approximately $350 million upon and subject to the achievement of certain milestones. Various provisions allow for payments in conjunction with the agreement to be made in cash or our common stock, while others limit the form of payment. Royalty payments in the low double digits are due on net sales of licensed products and revenue from sublicenses. Additionally, before we can license, sell, develop, or commercialize ublituximab (TG-1101) within China, we must notify Jiangsu, giving Jiangsu the right of first offer.

The term of the agreement expires after the expiration of the last royalty term to expire with respect to any of the patent rights under the agreement. We or Jiangsu may terminate the agreement upon notice to the other upon breach without remedy or upon insolvency. In addition, either party may terminate the agreement upon a material breach, after providing the other party with adequate notice and allowing 45 days to cure.

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

With respect to TGR-1202, there are several PI3K delta targeted compounds both approved, such as Gilead’s Zydelig® (idelalisib) and Bayer’s Aliqopa™ (copanlisib), and in development, including, but not limited to, Verastem’s duvelisib which if approved we would expect to compete directly with TGR-1202. In addition, there are numerous other novel therapies targeting similar pathways to TGR-1202 both approved and in development, which could also compete with TGR-1202 in similar indications, such as the BTK inhibitor, ibrutinib (FDA approved for MCL, CLL, Marginal Zone Lymphoma and WM and marketed by AbbVie and Janssen), the BTK inhibitor acalabrutinib (FDA approved for MCL and marketed by AstraZeneca), or the BCL-2 inhibitor venetoclax (FDA approved for CLL and marketed by AbbVie and Roche).

Additional information can be found under Item “1A - Risk Factors – Other Risks Related to Our Business” within this report.

SUPPLY AND MANUFACTURING

We have limited experience in manufacturing products for clinical or commercial purposes. We currently do not have any manufacturing capabilities. We have established contract manufacturing relationships for the supply of TG-1101 as part of our license agreement with LFB Biotechnologies and also with a U.S. based contract manufacturer. We have also established contract manufacturing relationships for the supply of TGR-1202 as part of our licensing agreement with Rhizen. As with any supply program, obtaining pre-clinical and clinical materials of sufficient quality and quantity to meet the requirements of our development programs cannot be guaranteed and we cannot ensure that we will be successful in this endeavor. In addition, we anticipate the need for the current scale of production for each of our products to be significantly expanded as we enter later stages of development. There can be no assurance given that such scale-up will be successful in providing pharmaceutical product that is of sufficient quantity, or of a quality that is consistent with our previously established specifications, or that meets the requirements set by regulatory agencies under which we may seek approval of our product candidates.

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

For purposes of NDA approval, clinical trials are typically conducted in the following sequential phases:

●
Phase 1 : The drug is administered to a small group of humans, either healthy volunteers or patients, to test for safety, dosage tolerance, absorption, metabolism, excretion, and clinical pharmacology.

●
Phase 2 : Studies are conducted on a larger number of patients to assess the efficacy of the product, to ascertain dose tolerance and the optimal dose range, and to gather additional data relating to safety and potential adverse events.

●
Phase 3 : Studies establish safety and efficacy in an expanded patient population.

●
Phase 4 : The FDA may require Phase 4 post-marketing studies to find out more about the drug’s long-term risks, benefits, and optimal use, or to test the drug in different populations.

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

EMPLOYEES

As of March 1, 2018, we had 75 full and part-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

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

Because we license our foundational intellectual property from third parties and we expect to continue to in-license additional intellectual property rights, if there is any dispute between us and our licensor regarding our rights under a license agreement, our ability to develop and commercialize our product candidates may be adversely affected. Disputes may arise with the third parties from whom we license our intellectual property rights from for a variety of reasons, including:

●
the scope of rights granted under the license agreement and other interpretation-related issues;

●
the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

●
the sublicensing of patent and other rights under our collaborative development relationships and obligations associated with sublicensing;

●
our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

●
the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

●
the priority of invention of patented technology.

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations, or may conflict in such a way that puts us in breach of one or more agreements, which would make us susceptible to lengthy and expensive disputes with one or more of our licensing partners. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

We do not have full internal development capabilities, and are thus reliant upon our partners and third parties to generate clinical, preclinical and quality data necessary to support the regulatory applications needed to conduct clinical trials and file for marketing approval.

In order to submit and maintain an IND, Biologics License Application (“BLA”), or New Drug Application (“NDA”) to the FDA, it is necessary to submit all information on the clinical, non-clinical, chemistry, manufacturing, controls and quality aspects of the product candidate. We rely on our third party contractors and our licensing partners to provide a significant portion of this data. If we are unable to obtain this data, or the data is not sufficient to meet the regulatory requirements, we may experience significant delays in our development programs. Additionally, an IND must be active in each division in which we intend to conduct clinical trials. Currently we do not have an active IND for any of the IRAK4, BTK, or BET inhibitors, nor for our anti-GITR antibody. Additionally, there can be no assurance given that any of the molecules under development in our IRAK4, BTK, or BET inhibitor program or in our anti-GITR antibody research program will demonstrate sufficient pharmacologic properties during pre-clinical evaluation to advance to IND enabling studies, or that such IND enabling studies, if any are conducted, will provide data sufficient to support the filing of an IND, or that such IND, if filed, would be accepted by any FDA division under which we would seek to develop any product candidate. While we maintain an active IND for TG-1101 and TGR-1202 enabling the conduct of studies in the FDA’s Division of Hematology and Oncology, and an active IND for TG-1101 under the FDA’s Division of Neurology, there can be no assurance that we will be successful in obtaining an active IND for these drugs in any other division under whose supervision we may seek to develop our product candidates, or that the FDA will allow us to continue the development of our product candidates in those divisions where we maintain an active IND.

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

We plan on conducting additional Phase I, II and III clinical trials for TG-1101 and TGR-1202. Early clinical results seen with TG-1101 and TGR-1202 in a small number of patients may not be reproduced in expanded or larger clinical trials. Additionally, individually reported outcomes of patients treated in clinical trials may not be representative of the entire population of treated patients in such studies. Further, larger scale Phase III studies, which are often conducted internationally, are inherently subject to increased operational risks compared to earlier stage studies, including the risk that the results could vary on a region to region, or country to country basis which could materially adversely affect the study’s outcome or the opinion of the validity of the study results by applicable regulatory agencies. Early clinical trial results from interim analysis or from the review of a Data Safety Monitoring Board (DSMB) or similar safety committee may not be reflective of the results of the entire study, when completed. Additionally, many of the results reported in our early clinical trials rely on local investigator assessed safety and efficacy outcomes which may differ from results assessed in a blinded, independent, centrally reviewed manner, often required of adequate and well controlled registration directed clinical trials which may be undertaken at a later date. If the results from expansion cohorts or later trials are different from those found in the earlier studies of TG-1101 and TGR-1202, we may need to terminate or revise our clinical development plan, which could extend the time for conducting our development program and could have a material adverse effect on our business. Our IRAK4, BTK, BET, and anti-GITR programs are all in pre-clinical development and no assurance can be given that they will advance into clinical development. If the results from additional pre-clinical studies or early clinical trials differ from those found in earlier studies, our clinical development plans and timelines for this program could be adversely affected which could have a material adverse effect on our business. Many drugs fail in the early stages of clinical development for safety and tolerability issues, accordingly if our pre-clinical assets advance into clinical development, no assurance can be made that a safe and efficacious dose can be found.

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

Obtaining accelerated approval for an agent requires demonstration of meaningful benefit over available therapies. While we believe we have an understanding of what is considered available therapy today, ultimately the determination of what constitutes available therapy is wholly up to the FDA and is subject to change. In October 2017, we announced the outcome of a meeting with the U.S. Food and Drug Administration (FDA) regarding the use of the results from the GENUINE Phase 3 trial to support a Biologics License Application (BLA) filing for accelerated approval of TG-1101 in combination with ibrutinib. As part of the discussion, the FDA also guided that if one or more agents obtained full approval before we could obtain accelerated approval, those agents could be considered available therapy, and we would need to show meaningful benefit over those agents as well. No assurance can be given that other agents will not receive full approval prior to our potential receipt of accelerated approval. If that were to occur, no assurance can be given that we would be successful in proving meaningful benefit over those later approved drugs. If we were unable to prove meaningful benefit over any such agents, we would be effectively blocked from receiving accelerated approval.

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

The GENUINE study in its final form was not powered for progression-free survival (PFS). There can be no assurance given that we will reach agreement with the FDA on an acceptable use of PFS data from GENUINE to support approval of TG-1101, or even if an agreement is reached, that the PFS results of TG-1101 will be positive and/or sufficient to support a regulatory approval of TG-1101.

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

We have not completed testing of any of our product candidates for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent that adverse events, if any, will be observed in patients who receive any of our product candidates. To date, clinical trials using TG-1101 and TGR-1202 have demonstrated a toxicity profile that was deemed acceptable by the investigators performing such studies. Such interpretation may not be shared by future investigators or by the FDA and in the case of TG-1101 and TGR-1202, even if deemed acceptable for oncology applications, it may not be acceptable for diseases outside the oncology setting, and likewise for any other product candidates we may develop. Additionally, the severity, duration and incidence of adverse events may increase in larger study populations. With respect to both TG-1101 and TGR-1202, the toxicity when manufactured under different conditions and in different formulations is not known, and it is possible that additional and/or different adverse events may appear upon the human use of those formulations and those adverse events may arise with greater frequency, intensity and duration than in the current formulation. Should the Company not be able to adequately demonstrate analytical comparability between drug product manufactured under different conditions, the introduction of such new drug product into ongoing trials also has the potential to confound the interpretation of the results or complicate the statistical analysis of such trial. Further, with respect to TGR-1202, although approximately one thousand patients have been dosed amongst all ongoing TGR-1202 studies, the full adverse effect profile of TGR-1202 is not known. It is also unknown as additional patients are exposed for longer durations to TGR-1202, whether greater frequency and/or severity of adverse events are likely to occur. Common toxicities of other drugs in the same class as TGR-1202 include high levels of liver toxicity, infections and colitis, the latter of which notably has presented with later onset, with incidence increasing with duration of exposure. To date, the incidence of these events has been limited for TGR-1202, however no assurance can be given that this safety and tolerability profile will continue to be demonstrated in the future as higher doses, longer durations of exposure, and multiple drug combinations are explored. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain marketing approval and generate revenues from its sale, or even if approved for sale may lack differentiation from competitive products, which could have a material adverse impact on our business and operations.

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

Our product candidates are in the initial stages of development and are currently manufactured in small batches for use in pre-clinical and clinical studies. Process improvements implemented to date have changed, and process improvements in the future may change, the activity profile of the product candidates, which may affect the safety and efficacy of the products. No assurance can be given that the material manufactured from any of the optimized processes will perform comparably to the product candidates as manufactured to date and used in currently available pre-clinical data and or in early clinical trials reported in this or any previous filing. Additionally, future clinical trial results will be subject to the same level of uncertainty if, following such trials, additional process improvements are made. In addition, we have engaged a secondary manufacturer for TG-1101 to meet our current clinical and future commercial needs and anticipate engaging additional manufacturing sources for TGR-1202 to meet expanded clinical trial and commercial needs. While material produced from this secondary manufacturer for TG-1101 has to date demonstrated acceptable comparability to enable introduction into our clinical trials, no assurance can be given that any additional manufacturers will be successful or that material manufactured by the additional manufacturers will perform comparably to TG-1101 or TGR-1202 as manufactured to date and used in currently available pre-clinical data and or in early clinical trials reported in this or any previous filing, or that the relevant regulatory agencies will agree with our interpretation of comparability. If a secondary manufacturer is not successful in replicating the product or experiences delays, or if regulatory authorities impose unforeseen requirements with respect to product comparability from multiple manufacturing sources, we may experience delays in clinical development.

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

If approved, we expect TG-1101 to compete directly with Roche Group’s Rituxan® (rituximab) and Gazyva® (obinutuzumab or GA-101), and Novartis’ Arzerra® (ofatumumab) among others, each of which is currently approved for the treatment of various diseases including NHL and CLL. In addition, a number of pharmaceutical companies are developing antibodies targeting CD20, CD19, and other B-cell associated targets, chimeric antigen receptor T-cell (CAR-T) immunotherapy, and other B-cell ablative therapy which, if approved, would potentially compete with TG-1101 both in oncology settings as well as in autoimmune disorders. In 2017, the Roche Group’s anti-CD20 antibody ocrelizumab was approved for the treatment of MS. Genmab and GSK’s (ofatumumab) is also under clinical development for patients with MS. New developments, including the development of other pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace.

With respect to TGR-1202, there are several PI3K delta targeted compounds both approved, such as Gilead’s Zydelig® (idelalisib) and Bayer’s Aliqopa™ (copanlisib), and in development, including, but not limited to, Verastem’s duvelisib which if approved we would expect to compete directly with TGR-1202. In addition, there are numerous other novel therapies targeting similar pathways to TGR-1202 both approved and in development, which could also compete with TGR-1202 in similar indications, such as the BTK inhibitor, ibrutinib (FDA approved for MCL, CLL, Marginal Zone Lymphoma and WM and marketed by AbbVie and Janssen), the BTK inhibitor acalabrutinib (FDA approved for MCL and marketed by AstraZeneca), or the BCL-2 inhibitor venetoclax (FDA approved for CLL and marketed by AbbVie and Roche).

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

Our product candidates may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. We may incur added costs and delays in identifying and qualifying any replacement manufacturers.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of any future product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

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

We may seek to establish additional collaborations and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Any future product candidate development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For any current or future product candidates, we may decide to collaborate with additional pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for any additional collaborations will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for any future product candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us.

We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms, or at all. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. If we are unable to negotiate and enter into new collaborations, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or reduce or delay any other future development programs.

If conflicts arise between us and our future collaborators or strategic partners, these parties may act in a manner adverse to us and could limit our ability to implement our strategies.

If conflicts arise between our future corporate or academic collaborators or strategic partners and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Future collaborators or strategic partners, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or strategic partners or to which the collaborators or strategic partners have rights, may result in the withdrawal of partner support for any future product candidates. Our current or future collaborators or strategic partners may preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely, or fail to devote sufficient resources to the development and commercialization of products. Any of these developments could harm any future product development efforts.

We will need to obtain FDA approval of any proposed product brand names, and any failure or delay associated with such approval may adversely impact our business.

A pharmaceutical product candidate cannot be marketed in the United States or other countries until we have completed a rigorous and extensive regulatory review processes, including approval of a brand name. Any brand names we intend to use for TG-1101, TGR-1202 or any future product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office, or USPTO. The FDA typically conducts a review of proposed product brand names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product brand name if it believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product brand names, we may be required to adopt an alternative brand name for TG-1101, TGR-1202 or any future product candidates. If we adopt an alternative brand name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize TG-1101, TGR-1202, or any future product candidates.

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

If the market opportunities for our product candidates are smaller than we believe they are, even assuming approval of a drug candidate, our business may suffer.

Our projections of both the number of people who are affected by disease within our target indications, as well as the subset of these people who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, healthcare utilization databases and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.

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

As of March 1, 2018, we had 75 full and part time employees. Over time, we will need to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue research and development activities, and commercialize our product candidates. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth, and various projects requires that we:
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

We may not be successful in our efforts to identify or discover additional product candidates and may fail to capitalize on programs or product candidates that may present a greater commercial opportunity or for which there is a greater likelihood of success.

The success of our business depends upon our ability to identify, develop and commercialize product candidates based on our programs. If we do not successfully develop and eventually commercialize products, we will face difficulty in obtaining product revenue in future periods, resulting in significant harm to our financial position and adversely affecting our share price. Research programs to identify new product candidates require substantial technical, financial and human resources.

Additionally, because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. Our estimates regarding the potential market for a product candidate could be inaccurate, and our spending on current and future research and development programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Alternatively, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

If any of these events occur, we may be forced to abandon or delay our development efforts with respect to a particular product candidate or fail to develop a potentially successful product candidate, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our employees, consultants, or third party partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees, consultants, or third party partners could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee, consultant, or third party misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission, or SEC, and the rules of any stock exchange on which we may become listed. These rules impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our team has devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our Board committees or as executive officers.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. As a result, we are required to periodically perform an evaluation of our internal control over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404 of the Sarbanes-Oxley Act. Additionally, our independent auditors are required to perform a similar evaluation and report on the effectiveness of our internal control over financial reporting. These efforts to comply with Section 404 will require the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal control over financial reporting and all other aspects of Section 404, we cannot be certain that a material weakness will not be identified when we test the effectiveness of our control systems in the future. If a material weakness is identified, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock.

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

Currently, the composition of matter patent and several method of use patents for TG-1101 and TGR-1202 in various indications and settings have been applied for but have not yet been issued, or have been issued in certain territories but not under all jurisdictions in which such applications have been filed. While composition of matter patents have been granted in the US for TG-1101 and TGR-1202, no patents to date have been issued for our IRAK4 inhibitor, BET inhibitor, BTK inhibitor and anti-PD-L1 and anti-GITR programs. There can be no guarantee that any of these patents for which an application has already been filed, nor any patents filed in the future for our product candidates will be granted in any or all jurisdictions in which there were filed, or that all claims initially included in such patent applications will be allowed in the final patent that is issued. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our partners will be successful in protecting our product candidates by obtaining and defending patents.

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

As of December 31, 2017, we had approximately $84.8 million in cash and cash equivalents, which in addition to the capital raised during the first quarter of 2018, we believe will be sufficient to fund the Company’s planned operations into the second quarter of 2019. As a result, we will need additional capital to continue our operations beyond that time. Required additional sources of financing to continue our operations in the future might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned preclinical and clinical trials or obtain approval of any of our product candidates from the FDA or any foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which would have a dilutive effect to stockholders.

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

We have never been profitable and, as of December 31, 2017, we had an accumulated deficit of $354.9 million. We have generated operating losses in all periods since we were incorporated. We expect to make substantial expenditures resulting in increased operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial efforts for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Our tax position could be affected by recent changes in U.S. federal income tax laws.

On December 22, 2017, legislation commonly referred to as the “Tax Cuts and Jobs Act” was signed into law and is generally effective after December 31, 2017. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and business entities. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. For corporations, the Tax Cuts and Jobs Act reduces the top corporate income tax rate to 21% and repeals the corporate alternative minimum tax, limits the deduction for net interest expense, limits the deduction for net operating losses and eliminates net operating loss carrybacks, modifies or repeals many business deductions and credits, shifts the United States toward a more territorial tax system, and imposes new taxes to combat erosion of the U.S. federal income tax base. The Tax Cuts and Jobs Act makes numerous other large and small changes to the federal income tax rules that may affect potential investors and may directly or indirectly affect us. We continue to examine the impact this tax reform legislation may have on our business. However, the effect of the Tax Cuts and Jobs Act on us and our affiliates, whether adverse or favorable, is uncertain, and may not become evident for some period of time. This document does not discuss such legislation or the manner in which it might affect us or purchasers of our common stock. Prospective investors are urged to consult with their legal and tax advisors with respect to the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals, and their potential effects on them based on their unique circumstances.

Risks Related to Our Common Stock

We are controlled by current officers, directors and principal stockholders.

Our directors, executive officers, their affiliates, and our principal stockholders beneficially own approximately 39% of our outstanding voting stock, including shares underlying outstanding options and warrants. Our directors, officers and principal stockholders, taken as a whole, have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues submitted to our stockholders.

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

We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of biotechnology and pharmaceutical companies. These broad market fluctuations may cause the market price of our stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

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

ITEM 4. MINE SAFETY DISCLOSURES

                None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Nasdaq Capital Market and trades under the symbol “TGTX”.

The following table sets forth the high and low closing sale prices of our common stock for the periods indicated.

Fiscal Year Ended December 31, 2017	High	Low
Fourth Quarter	$12.30	$7.35
Third Quarter	$12.70	$10.00
Second Quarter	$13.85	$9.90
First Quarter	$14.45	$4.20

Fiscal Year Ended December 31, 2016	High	Low
Fourth Quarter	$9.33	$4.65
Third Quarter	$7.98	$5.49
Second Quarter	$10.23	$5.97
First Quarter	$11.41	$7.83

Holders

The number of record holders of our common stock as of March 1, 2018 was 271.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2017, regarding the securities authorized for issuance under our equity compensation plan, the TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)

Equity compensation plans approved by security holders	--	$--	504,128
Equity compensation plans not approved by security holders	--	--	--
Total	--	$--	504,128

For information about all of our equity compensation plans see Note 5 to our Consolidated Financial Statements included in this report.

COMMON STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock for the period from December 31, 2011(1) through December 31, 2017, with the cumulative total return over such period on (i) the U.S. Index of The Nasdaq Stock Market and (ii) the Biotechnology Index of The Nasdaq Stock Market. The graph assumes an investment of $100 on December 31, 2011, in our common stock (at the adjusted closing market price) and in each of the indices listed above, and assumes the reinvestment of all dividends. Measurement points are December 31 of each year.

                 (1) In connection with the Company having entered into and consummated an exchange transaction agreement (the “Exchange Transaction”) with Opus Point Partners, LLC (“Opus”) and TG Biologics, Inc. (formerly known as TG Therapeutics, Inc.) (“TG Bio”), we used the start date of December 31, 2011 to be in agreement with this transaction.

                 * $100 invested on 12/31/11 in stock or index, including reinvestment of dividends. Fiscal Years ending December 31.

ITEM 6. SELECTED FINANCIAL DATA

The following Statement of Operations Data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, and Balance Sheet Data as of December 31, 2017, 2016, 2015, 2014 and 2013, as set forth below are derived from our audited consolidated financial statements. This financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Years ended December 31,
	2017	2016	2015	2014	2013

License revenue	$152,381	$152,381	$152,381	$152,381	$152,381

Costs and expenses:
Research and development:
Noncash stock expense associated with in-licensing agreements	--	--	--	5,350,094	--
Noncash compensation	5,646,716	2,742,354	4,261,406	8,731,566	1,041,519
Other research and development	96,886,134	66,489,820	43,445,817	26,004,687	12,621,161
Total research and development	102,532,850	69,232,174	47,707,223	40,086,347	13,662,680

General and administrative:
Noncash compensation	10,298,568	4,767,645	11,435,686	12,373,726	4,161,629
Other general and administrative	6,032,714	5,121,690	4,189,488	3,413,400	2,496,461
Total general and administrative	16,331,282	9,889,335	15,625,174	15,787,126	6,658,090

Impairment of in-process research and development	--	--	--	--	2,797,600

Total costs and expenses	118,864,132	79,121,509	63,332,397	55,873,473	23,118,370

Operating loss	(118,711,751)	(78,969,128)	(63,180,016)	(55,721,092)	(22,965,989)

Other (income) expense:
Interest income	(294,478)	(323,032)	(174,653)	(55,049)	(30,822)
Other (income) expense	58,739	(393,202)	(56,717)	115,234	(2,456,957)
Total other (income) expense, net	(235,739)	(716,234)	(231,370)	60,185	(2,487,779)

Net loss	$(118,476,012)	$(78,252,894)	$(62,948,646)	$(55,781,277)	$(20,478,210)

Basic and diluted net loss per common share	$(1.91)	$(1.60)	$(1.38)	$(1.64)	$(0.81)

Balance Sheet Information:

	December 31,
	2017	2016	2015	2014	2013
Cash, cash equivalents, investment securities and interest receivable	$84,825,125	$44,968,992	$102,416,894	$78,861,334	$45,431,532
Total assets	97,381,535	54,781,547	113,473,201	86,746,890	48,112,390
Accumulated deficit	(354,862,832)	(236,386,820)	(158,133,926)	(95,185,280)	(39,404,003)
Total equity	66,993,055	35,867,802	101,573,302	80,101,884	40,054,492

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

Overview

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases. Currently, the Company is developing two therapies targeting hematological malignancies. TG-1101 (ublituximab) is a novel, glycoengineered monoclonal antibody that targets a unique epitope on the CD20 antigen found on mature B-lymphocytes. We are also developing TGR-1202, an orally available PI3K delta inhibitor. The delta isoform of PI3K is strongly expressed in cells of hematopoietic origin and is believed to be important in the proliferation and survival of B-lymphocytes. Both TG-1101 and TGR-1202 are in clinical development for patients with hematologic malignancies. We also have pre-clinical programs seeking to develop IRAK4 (interleukin-1 receptor-associated kinase 4) inhibitors, BET (Bromodomain and Extra Terminal) inhibitors, and anti-PD-L1 and anti-GITR antibodies.
.
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

Our research and development expenses consist primarily of expenses related to in-licensing of new product candidates, fees paid to consultants and outside service providers for clinical and laboratory development, facilities-related and other expenses relating to the design, development, manufacture, testing and enhancement of our drug candidates and technologies. We expense our research and development costs as they are incurred. Research and development expenses for the years ended December 31, 2017, 2016 and 2015 were approximately $96.9 million, $66.5 million and $43.4 million, respectively, excluding non-cash compensation expenses related to research and development.

The following table sets forth the research and development expenses per project, exclusive of non-cash compensation expenses, for the periods presented.

	2017	2016	2015
TG-1101	$62,441,133	$40,839,899	$29,816,042
TGR-1202	31,963,775	21,394,427	11,671,889
Pre-clinical assets / Other	2,481,226	4,255,494	1,957,886
Total	$96,886,134	$66,489,820	$43,445,817

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

In addition, certain restricted stock issued to employees vests upon the achievement of certain milestones; therefore, the total expense is uncertain until the milestone is probable.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2017, 2016 and 2015

	Years Ended December 31,
	2017	2016	2015

License revenue	$152,381	$152,381	$152,381

Costs and expenses:
Research and development:
Noncash compensation	5,646,716	2,742,354	4,261,406
Other research and development	96,886,134	66,489,820	43,445,817
Total research and development	102,532,850	69,232,174	47,707,223

General and administrative:
Noncash compensation	10,298,568	4,767,645	11,435,686
Other general and administrative	6,032,714	5,121,690	4,189,488
Total general and administrative	16,331,282	9,889,335	15,625,174

Total costs and expenses	118,864,132	79,121,509	63,332,397

Operating loss	(118,711,751)	(78,969,128)	(63,180,016)

Other income, net	(235,739)	(716,234)	(231,370)

Net loss	$(118,476,012)	$(78,252,894)	$(62,948,646)

Years Ended December 31, 2017 and 2016

License Revenue. License revenue was approximately $152,000 for each of the years ended December 31, 2017 and 2016. License revenue is related to the amortization of an upfront payment of $2.0 million associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $5.6 million for the year ended December 31, 2017, as compared to $2.7 million during the comparable period in 2016. The increase in noncash compensation expense was primarily related to milestone-based vesting of restricted stock grants to personnel and an increase in the measurement date fair value of certain consultant restricted stock during the year ended December 31, 2017.

Other Research and Development Expenses. Other research and development expenses increased by $30.4 million from $66.5 million for the year ended December 31, 2016 to $96.9 million for the year ended December 31, 2017. The increase in other research and development expenses was due primarily to new and ongoing clinical development programs and related manufacturing costs for TG-1101 and TGR-1202 during the year ended December 31, 2017. We expect our other research and development costs to remain relatively consistent during 2018 as our UNITY-CLL program winds down and our MS Phase 3 program ramps up.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants increased by $5.5 million from $4.8 million for the year ended December 31, 2016 to $10.3 million during the year ended December 31, 2017. The increase in noncash compensation expense was primarily related to greater compensation expense during the year ended December 31, 2017 related to restricted stock granted to executive personnel.

Other General and Administrative Expenses. Other general and administrative expenses increased by $0.9 million from $5.1 million for the year ended December 31, 2016 to $6.0 million for the year ended December 31, 2017. The increase was due primarily to rent related expenses of our office space, as well as increased personnel and other general and administrative costs. We expect our other general and administrative expenses to increase modestly during 2018.

Other Expense (Income), Net. Other income decreased by $0.5 million from $0.7 million for the year ended December 31, 2016 to $0.2 million for the year ended December 31, 2017. The decrease is mainly due a decrease in interest income during 2017, as well as to the receipt of a New York City biotechnology tax credit of approximately $0.3 million for the year ended December 31, 2016.

Years Ended December 31, 2016 and 2015

License Revenue. License revenue was approximately $152,000 for each of the years ended December 31, 2016 and 2015. License revenue is related to the amortization of an upfront payment of $2.0 million associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $2.7 million for the year ended December 31, 2016, as compared to $4.3 million during the comparable period in 2015. The decrease in noncash compensation expense was primarily related to milestone-based vesting of restricted stock grants to non-executive personnel during the year ended December 31, 2015, and a decrease in the measurement date fair value of certain consultant restricted stock during the year ended December 31, 2016.

Other Research and Development Expenses. Other research and development expenses increased by $23.1 million from $43.4 million for the year ended December 31, 2015 to $66.5 million for the year ended December 31, 2016. The increase in other research and development expenses was due primarily to a $1.0 million licensing fee for the Jubilant sub-license agreement, as well as the ongoing clinical development programs and related manufacturing costs for TG-1101 and TGR-1202 during the year ended December 31, 2016. We expect our other research and development costs to increase modestly during 2017 as enrollment of additional patients in our Phase 3 clinical trials increases and we prepare for a commercial launch.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants decreased by $6.6 million from $11.4 million for the year ended December 31, 2015 to $4.8 million during the year ended December 31, 2016. The decrease in noncash compensation expense was primarily related to greater measurement date fair values of certain consultant restricted stock during the year ended December 31, 2015.

Other General and Administrative Expenses. Other general and administrative expenses increased by $0.9 million from $4.2 million for the year ended December 31, 2015 to $5.1 million for the year ended December 31, 2016. The increase was due primarily to the straight-line rent expense of our new office space, as well as increased personnel and other general and administrative costs. We expect our other general and administrative expenses to increase modestly during 2017.

Other Expense (Income), Net. Other income increased by $0.5 million from $0.2 million for the year ended December 31, 2015 to $0.7 million for the year ended December 31, 2016. The increase is mainly due to the receipt of a New York City biotechnology tax credit of approximately $0.3 million and an increase in interest income for the year ended December 31, 2016.

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

As of December 31, 2017, we had $84.8 million in cash and cash equivalents, investment securities, and interest receivable. Subsequent to the year ended December 31, 2017, we sold a total of approximately 2.9 million shares of common stock under the 2017 At-the-Market Issuance Sales Agreement (the “2017 ATM”) for aggregate net proceeds of approximately $35.3 million.

We anticipate that our cash and cash equivalents as of December 31, 2017 combined with the additional capital raised in the first quarter of 2018 will be sufficient to fund the Company’s planned operations into the second quarter of 2019. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Cash used in operating activities for the year ended December 31, 2017 was $93.8 million as compared to $61.6 million for the year ended December 31, 2016. The increase in cash used in operating activities was due primarily to increased expenditures associated with our clinical development programs for TG-1101 and TGR-1202.

For the year ended December 31, 2017, net cash used in investing activities was $8.2 million as compared to cash provided by investing activities of $26.5 million for the year ended December 31, 2016. The decrease in net cash provided by investing activities was primarily due to investments in short-term securities during the year ended December 31, 2017.

For the year ended December 31, 2017, net cash provided by financing activities of $133.7 million related to proceeds from our March 2017 offering and our program under an At-the-Market Issuance Sales Agreement (the “ATM Program”), as well as proceeds from the exercise of warrants. For the year ended December 31, 2016, net cash provided by financing activities of $5.0 million related to our program under the ATM Program”), as well as proceeds from the exercise of warrants.

ATM Program

On June 21, 2013, we entered into an At-the-Market Issuance Sales Agreement (the ”2013 ATM”) with MLV & Co. LLC (“MLV”) under which we could issue and sell shares of our common stock, having aggregate offering proceeds of up to $50.0 million, from time to time through MLV, acting as the sales agent. Under the agreement we would pay MLV a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock sold through MLV.

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

During the year ended December 31, 2017, we sold a total of 3,104,253 shares of common stock under the 2015 ATM for aggregate total gross proceeds of approximately $31.6 million at an average selling price of $10.18 per share, resulting in net proceeds of approximately $31.0 million after deducting commissions and other transaction costs.

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

During the year ended December 31, 2017, we sold a total of 4,689,418 shares of common stock under the 2017 ATM for aggregate total gross proceeds of approximately $47.7 million at an average selling price of $10.18 per share, resulting in net proceeds of approximately $46.9 million after deducting commissions and other transactions costs.

Subsequent to December 31, 2017, we sold an aggregate of 2,889,344 shares of common stock pursuant to the 2017 ATM for total gross proceeds of approximately $35.9 million at an average selling price of $12.42 per share, resulting in net proceeds of approximately $35.3 million after deducting commissions and other transactions costs.

Equity Financings

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

OBLIGATIONS AND COMMITMENTS

As of December 31, 2017, we have known contractual obligations, commitments and contingencies of $15.6 million related to our operating lease obligations.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations
Operating leases	$15,592,733	$1,081,927	$2,084,258	$2,154,566	$10,271,981
Total	$15,592,733	$1,081,927	$2,084,258	$2,154,566	$10,271,981

Leases

In October 2014, we entered into an agreement (the “Office Agreement”) with FBIO, to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO, which is now our corporate headquarters. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.1 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. During the years ended December 31, 2017 and 2016, we recorded rent expense of approximately $1.2 million and $1.4 million, respectively, and at December 31, 2017, have deferred rent of approximately $1.4 million. Mr. Weiss, our Executive Chairman and CEO, is also Executive Vice Chairman of FBIO.

During the year ended December 31, 2017, we agreed to pay FBIO $2.8 million for our portion of the build out costs, which have been allocated to us at the 45% rate mentioned above. The allocated build-out costs have been recorded in leasehold interest and will be amortized over the 15-year term of the Office Agreement. After an initial commitment period of the 45% rate for a period of three (3) years, we and FBIO will determine actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. Also in connection with this lease, in October 2014 we pledged $0.6 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying consolidated balance sheets.

Total rental expense was approximately $1.4 million, $1.6 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum lease commitments as of December 31, 2017 total, in the aggregate, approximately $15.6 million through December 31, 2031. The preceding table shows future minimum lease commitments, which include our office leases in New York, North Carolina and Tennessee, by period as of December 31, 2017.

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

Accounting Related to Goodwill. As of December 31, 2017 and 2016, there was $799,391 of goodwill on our consolidated balance sheets. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

              ASU 2017-09 is effective for annual and interim periods beginning on or after December 15, 2017. Early adoption is permitted for public business entities for reporting periods for which financial statements have not yet been issued, and all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments should be applied prospectively to an award modified on or after the adoption date.  adopted ASU 2017-09 on January 1, 2018. The adoption of ASU 2017-09 did not have a material effect on our consolidated financial statements as of December 31, 2017.

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

ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance.  The Company adopted ASU 2017-01 on January 1, 2018. The adoption of ASU 2017-01 did not have a material effect on our consolidated financial statements as of December 31, 2017.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606) (“ASU 2014-09”), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. ASU 2014-09 provides a single set of criteria for revenue recognition among all industries. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the Company expects to receive for those goods or services.

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

ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. The standard allows for two transition methods - full retrospective, in which the standard is applied to each prior reporting period presented, or modified retrospective, in which the cumulative effect of initially applying the standard is recognized at the date of initial adoption.  The Company adopted ASU 2014-09 on January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material effect on our consolidated financial statements as of December 31, 2017.

Other pronouncements issued by the FASB or other authoritative accounting standards group with future effective dates are either not applicable or not significant to our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We currently invest in government and investment-grade corporate debt in accordance with our investment policy, which we may change from time to time. The securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of December 31, 2017, our portfolio of financial instruments consists of cash equivalents and short-term interest bearing securities, including government debt and money market funds. The average duration of all of our held-to-maturity investments held as of December 31, 2017, was less than 12 months. Due to the relative short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the notes thereto, included in Part IV, Item 15(a), part 1, are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURES.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2017, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive and Chief Financial Officers concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO Framework. Our management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2017 was audited by CohnReznick LLP, our independent registered public accounting firm, as stated in their report appearing below, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2017.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of TG Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited TG Therapeutics, Inc. (the Company’s) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United Stated) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows of the Company and our report dated March 15, 2018, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ CohnReznick LLP

New York, New York
March 15, 2018

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders.

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

10.13
Sublicense Agreement between TG Therapeutics, Inc. and Ildong Pharmaceutical Co. Ltd., dated November 13, 2012 (incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2012). *

10.14
License Agreement between TG Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated, dated June 23, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014).*

10.15
Licensing Agreement between TG Therapeutics, Inc. and Rhizen Pharmaceuticals SA, dated September 22, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2015). *

10.16
Collaboration Agreement between TG Therapeutics, Inc. and Checkpoint Therapeutics, Inc., dated March 3, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2015). *

10.17
Sublicense Agreement between TG Therapeutics, Inc. and Checkpoint Therapeutics, Inc., dated May 27, 2016, (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2016). *

10.18
Amendment to Employment Agreement, effective January 1, 2017, between TG Therapeutics, Inc. and Michael S. Weiss (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K/A for the year ended December 31, 2016). †

10.19
Advisory Agreement, effective January 1, 2017, between TG Therapeutics, Inc. and Caribe BioAdvisors, LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K/A for the year ended December 31, 2016).

10.20	License Agreement between TG Therapeutics, Inc. and Jiangsu Hengrui Medicine Co., dated January 8, 2018. * #

21.1	Subsidiaries of TG Therapeutics, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from TG Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements.

#
Filed Herewith.

†
Indicates management contract or compensatory plan or arrangement.
*
Confidential treatment has been requested with respect to omitted portions of this exhibit.

TG Therapeutics, Inc.
Consolidated Financial Statements

55

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
TG Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TG Therapeutics, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2018, expressed an unqualified opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2003.

New York, New York
March 15, 2018

TG Therapeutics, Inc. and Subsidiaries
Consolidated Balance Sheets as of December 31

	2017	2016
Assets
Current assets:
Cash and cash equivalents	$56,717,847	$25,031,280
Short-term investment securities	27,998,810	19,853,860
Interest receivable	108,468	83,852
Prepaid research and development	8,055,486	5,678,755
Other current assets	436,789	216,397
Total current assets	93,317,400	50,864,144
Restricted cash	587,291	583,208
Leasehold interest, net	2,429,434	2,042,281
Equipment, net	248,020	328,148
Goodwill	799,391	799,391
Other assets	--	164,375
Total assets	$97,381,536	$54,781,547

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$25,877,218	$15,267,668
Accrued compensation	1,800,000	1,389,516
Current portion of deferred revenue	152,381	152,381
Notes payable	127,614	68,875
Total current liabilities	27,957,213	16,878,440
Deferred rent	1,364,601	816,257
Deferred revenue, net of current portion	1,066,667	1,219,048
Total liabilities	30,388,481	18,913,745
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share (10,000,000 shares authorized, none issued and outstanding as of December 31, 2017 and 2016)	--	--
Common stock, $0.001 par value per share (150,000,000 shares authorized, 73,181,750 and 56,820,422 shares issued, 73,140,441 and 56,779,113 shares outstanding at December 31, 2017 and 2016, respectively)	73,182	56,820
Additional paid-in capital	422,017,042	272,432,139
Treasury stock, at cost, 41,309 shares at December 31, 2017 and 2016	(234,337)	(234,337)
Accumulated deficit	(354,862,832)	(236,386,820)
Total stockholders’ equity	66,993,055	35,867,802
Total liabilities and stockholders’ equity	$97,381,536	$54,781,547

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Operations for the Years Ended December 31

	2017	2016	2015

License revenue	$152,381	$152,381	$152,381

Costs and expenses:
Research and development:
Noncash compensation	5,646,716	2,742,354	4,261,406
Other research and development	96,886,134	66,489,820	43,445,817
Total research and development	102,532,850	69,232,174	47,707,223

General and administrative:
Noncash compensation	10,298,568	4,767,645	11,435,686
Other general and administrative	6,032,714	5,121,690	4,189,488
Total general and administrative	16,331,282	9,889,335	15,625,174

Total costs and expenses	118,864,132	79,121,509	63,332,397

Operating loss	(118,711,751)	(78,969,128)	(63,180,016)

Other (income) expense:
Interest income	(294,478)	(323,032)	(174,653)
Other (income) expense	58,739	(393,202)	(56,717)
Total other income, net	(235,739)	(716,234)	(231,370)

Net loss	$(118,476,012)	$(78,252,894)	$(62,948,646)

Basic and diluted net loss per common share	$(1.91)	$(1.60)	$(1.38)

Weighted average shares used in computing basic and diluted net loss per common share	62,069,570	49,041,354	45,646,414

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015

	Common Stock		Contingently issuable	Additional Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Shares	Capital	Shares	Amount	Deficit	Total
Balance at January 1, 2015	44,974,248	$44,974	$6	$175,476,521	41,309	$(234,337)	$(95,185,280)	$80,101,884
Issuance of common stock in connection with exercise of warrants	2,946,703	2,946		1,064,393				1,067,339
Issuance of common stock in connection with cashless exercise of warrants	2,915	3		(3)				--
Issuance of common stock in connection with conversion of notes payable	522	1		6,924				6,925
Issuance of restricted stock	1,992,535	1,993		(1,993)				--
Forfeiture of restricted stock	(31,166)	(31)		31				--
Issuance of common stock to related party for cash (See Note 9)	114,855	115		749,890				750,005
Issuance of common stock in At-the-Market offering (net of offering costs of $1,310,591)	4,094,498	4,094		66,894,609				66,898,703
Compensation in respect of restricted stock granted to employees, directors and consultants				15,697,092				15,697,092
Net loss							(62,948,646)	(62,948,646)
Balance at December 31, 2015	54,095,110	54,095	6	259,887,464	41,309	(234,337)	(158,133,926)	101,573,302
Issuance of common stock in connection with exercise of warrants	273,370	273		617,969				618,242
Issuance of common stock in connection with conversion of notes payable	3,710	4		33,013				33,017
Issuance of restricted stock	1,924,639	1,925		(1,925)				--
Forfeiture of restricted stock	(46,773)	(47)		47				--
Issuance of common stock in At-the-Market offering (net of offering costs of $108,185)	570,366	570		4,385,566				4,386,136
Compensation in respect of restricted stock granted to employees, directors and consultants				7,509,999				7,509,999
Adjustment to contingently issuable shares			(6)	6				--
Net loss							(78,252,894)	(78,252,894)
Balance at December 31, 2016	56,820,422	56,820	--	272,432,139	41,309	(234,337)	(236,386,820)	35,867,802
Issuance of common stock in connection with exercise of warrants	887,585	888		2,142,197				2,143,085
Issuance of restricted stock	1,836,511	1,837		(1,837)				--
Forfeiture of restricted stock	(53,875)	(54)		54				--
Issuance of common stock in public offering (net of offering costs of $3.6 million)	5,897,436	5,897		53,634,115				53,640,012
Issuance of common stock in At-the-Market offering (net of offering costs of $1.1 million)	7,793,671	7,794		77,865,090				77,872,884
Compensation in respect of restricted stock granted to employees, directors and consultants				15,945,284				15,945,284
Net loss							(118,476,012)	(118,476,012)
Balance at December 31, 2017	73,181,750	$73,182	$--	$422,017,042	41,309	$(234,337)	$(354,862,832)	$66,993,055

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows for the Years Ended December 31

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES

Consolidated net loss	$(118,476,012)	$(78,252,894)	$(62,948,646)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Gain on sale of long-term securities	--	(33,042)	--
Noncash stock compensation expense	15,945,284	7,509,999	15,697,092
Depreciation and amortization	82,355	62,960	15,452
Amortization of premium on investment securities	61,320	459,429	536,142
Change in fair value of notes payable and accrued interest	58,739	(109,657)	(56,717)
Changes in assets and liabilities:
Increase in restricted cash	(4,083)	(4,065)	(4,131)
(Increase) decrease in other current assets	(2,665,222)	3,564,316	(3,105,771)
Decrease (increase) in leasehold interest	124,947	(2,042,281)	--
(Increase) decrease in accrued interest receivable	(24,616)	102,169	(100,505)
Decrease (increase) in other assets	161,730	(4,784)	(41,722)
Increase in accounts payable and accrued expenses	11,020,034	6,492,644	5,470,915
Increase in deferred rent	104,343	816,257	--
Decrease in deferred revenue	(152,381)	(152,381)	(152,381)
Net cash used in operating activities	(93,763,562)	(61,591,330)	(44,690,272)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of equipment	(2,227)	(343,985)	(42,217)
Investment in held-to-maturity securities	(28,006,270)	(15,199,922)	(48,993,652)
Proceeds from maturity of short-term securities	19,800,000	29,500,000	24,350,000
Proceeds from the sale of long-term securities	--	12,589,219	--
Net cash (used in) provided by investing activities	(8,208,497)	26,545,312	(24,685,869)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the exercise of warrants	2,143,085	618,242	1,067,339
Proceeds from sale of common stock, net	131,515,541	4,411,233	67,760,517
Deferred financing costs paid	-	(13,506)	(104,170)
Net cash provided by financing activities	133,658,626	5,015,969	68,723,686

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,686,567	(30,030,049)	(652,455)

Cash and cash equivalents at beginning of year	25,031,280	55,061,329	55,713,784

CASH AND CASH EQUIVALENTS AT END OF YEAR	$56,717,847	$25,031,280	$55,061,329
NONCASH TRANSACTIONS
Reclassification of deferred financing costs to additional paid-in capital	$(2,645)	$(25,097)	$(111,810)
Conversion of convertible notes payable to common stock	--	$33,017	$6,924

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases. Currently, we are developing two therapies targeting hematologic malignancies. TG-1101 (ublituximab) is a novel, glycoengineered monoclonal antibody that targets a unique epitope on the CD20 antigen found on mature B-lymphocytes. We are also developing TGR-1202 (umbralisib), an orally available PI3K delta inhibitor. The delta isoform of PI3K is strongly expressed in cells of hematopoietic origin and is believed to be important in the proliferation and survival of B-lymphocytes. Both TG-1101 and TGR-1202, or the combination of which is referred to as "U2," are in Phase 3 clinical development for patients with hematologic malignancies, with TG-1101 also in Phase 3 clinical development for Multiple Sclerosis. Additionally, the Company has recently brought its anti-PD-L1 monoclonal antibody into Phase 1 development and aims to bring additional pipeline assets into the clinic in the future.

We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred operating losses since our inception, and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of December 31, 2017, we have an accumulated deficit of $354.9 million.

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

As of December 31, 2017, we had $84.8 million in cash and cash equivalents, investment securities, and interest receivable. The Company believes its cash, cash equivalents, investment securities, and interest receivable on hand as of December 31, 2017 combined with the additional capital raised in the first quarter of 2018 (see Note 13) will be sufficient to fund the Company’s planned operations into the second quarter of 2019. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Our common stock is quoted on the Nasdaq Capital Market and trades under the symbol “TGTX.”

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

             ASU 2017-09 is effective for annual and interim periods beginning on or after December 15, 2017. Early adoption is permitted for public business entities for reporting periods for which financial statements have not yet been issued, and all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments should be applied prospectively to an award modified on or after the adoption date. The Company  adopted ASU 2017-09 on January 1, 2018. The adoption of ASU 2017-09 did not have a material effect on our consolidated financial statements as of December 31, 2017.

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

ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance.  The Company adopted ASU 2017-01 on January 1, 2018. The adoption of ASU 2017-01 did not have a material effect on our consolidated financial statements as of December 31, 2017.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606) (“ASU 2014-09”), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. ASU 2014-09 provides a single set of criteria for revenue recognition among all industries. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the Company expects to receive for those goods or services.

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

ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. The standard allows for two transition methods - full retrospective, in which the standard is applied to each prior reporting period presented, or modified retrospective, in which the cumulative effect of initially applying the standard is recognized at the date of initial adoption.  The Company adopted ASU 2014-09 on January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material effect on our consolidated financial statements as of December 31, 2017.

Other pronouncements issued by the FASB or other authoritative accounting standards with future effective dates are either not applicable or not significant to our condensed consolidated financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the applicable reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. Actual results could differ from those estimates. Such differences could be material to the financial statements.

CASH AND CASH EQUIVALENTS

We treat liquid investments with original maturities of less than three months when purchased as cash and cash equivalents.

RESTRICTED CASH

We record cash pledged or held in trust as restricted cash. As of December 31, 2017, we have approximately $0.6 million of restricted cash pledged to secure a line of credit as a security deposit for an Office Agreement (see Note 9).

INVESTMENT SECURITIES

Investment securities at both December 31, 2017 and 2016 consist of short-term government securities. We classify these securities as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.

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

Prepaid research and development in our consolidated balance sheets includes, among other things, certain fees related to development and manufacturing services. These development and manufacturing agreements often require payments in advance of services performed or goods received. Accordingly, as of December 31, 2017 and 2016, we recorded approximately $8.1 million and $5.7 million, respectively, in prepaid research and development related to such advance agreements.

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

We, and our subsidiaries, file income tax returns in the U.S. Federal jurisdiction and in various states. We have tax net operating loss carryforwards that are subject to examination for a number of years beyond the year in which they were generated for tax purposes. Since a portion of these net operating loss carryforwards may be utilized in the future, many of these net operating loss carryforwards will remain subject to examination. We recognize interest and penalties related to uncertain income tax positions in income tax expense. Refer to Note 7 for further information for impact of tax reform.

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options, stock warrants and convertible notes would have an antidilutive effect either because the Company incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented. The amounts of potentially dilutive securities excluded from the calculation were 4,835,706, 8,033,779 and 7,064,396 at December 31, 2017, 2016 and 2015, respectively. During the years ended December 31, 2017, 2016 and 2015 the Company incurred a net loss, therefore, all of the securities are antidilutive and excluded from the computation of diluted loss per share.

	December 31,
	2017	2016	2015
Unvested restricted stock	4,820,143	7,142,055	5,859,914
Shares issuable upon note conversion	15,563	14,812	17,733
Warrants	--	876,912	1,186,749
Total	4,835,706	8,033,779	7,064,396

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

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 2 – CASH AND CASH EQUIVALENTS

The following tables summarize our cash and cash equivalents at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016

Checking and bank deposits	$55,681,820	$4,052,333
Money market funds	1,036,027	20,978,947
Total	$56,717,847	$25,031,280

NOTE 3 – INVESTMENT SECURITIES

Our investments as of December 31, 2017 and 2016 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost. During the year ended December 31, 2016, we liquidated our long-term investment securities with a net carrying amount of approximately $12.6 million, realizing a gain of approximately $33,000 on the sale. The decision to sell our long-term securities was made due to market rate conditions on long-term securities coupled with the recognized gain we were able to yield on the sale of the securities.

The following tables summarize our investment securities at December 31, 2017 and 2016:

	December 31, 2017
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2018 and November 2018) (held-to-maturity)	$27,998,810	$--	$35,235	$27,963,575
Total short-term investment securities	$27,998,810	$--	$35,235	$27,963,575

	December 31, 2016
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between February 2017 and September 2017) (held-to-maturity)	$19,853,860	$3,270	$2,492	$19,854,638
Total short-term investment securities	$19,853,860	$3,270	$2,492	$19,854,638

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

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2017 and 2016, the fair values of cash and cash equivalents, restricted cash, and notes and interest payable approximate their carrying value.

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

The cumulative liability including accrued and unpaid interest of the 5% Notes was approximately $17.5 million at December 31, 2017 and $16.7 million at December 31, 2016. No payments have been made on the 5% Notes as of December 31, 2017.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

As of December 31, 2013, as a result of expiring intellectual property rights and other factors, it was determined that net product cash flows from AST-726 were unlikely. As we have no other obligations under the 5% Notes aside from the net product cash flows and the conversion feature, the conversion feature was used to estimate the 5% Notes’ fair value as of December 31, 2017 and 2016. The assumptions, assessments and projections of future revenues are subject to uncertainties, difficult to predict, and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our consolidated financial statements.

The following tables provide the fair value measurements of applicable financial liabilities as of December 31, 2017 and 2016:

	Financial liabilities at fair value as of December 31, 2017
	Level 1	Level 2	Level 3	Total

5% Notes	$--	$--	$127,614	$127,614
Totals	$--	$--	$127,614	$127,614

	Financial liabilities at fair value as of December 31, 2016
	Level 1	Level 2	Level 3	Total

5% Notes	$--	$--	$68,875	$68,875
Totals	$--	$--	$68,875	$68,875

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes the changes in Level 3 instruments for the years ended December 31, 2016 and 2017:

Balance at January 1, 2016	$211,549
Interest accrued on face value of 5% Notes	886,084
Conversion of 5% Notes	(33,017)
Change in fair value of Level 3 liabilities	(995,741)
Balance at December 31, 2016	68,875
Interest accrued on face value of 5% Notes	844,797
Conversion of 5% Notes	--
Change in fair value of Level 3 liabilities	(786,058)
Balance at December 31, 2017	$127,614

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

During the year ended December 31, 2017, we sold a total of 3,104,253 shares of common stock under the 2015 ATM for aggregate total gross proceeds of approximately $31.6 million at an average selling price of $10.18 per share, resulting in net proceeds of approximately $31.0 million after deducting commissions and other transaction costs. During the year ended December 31, 2016, we sold a total of 570,366 shares of common stock under the 2015 ATM for aggregate total gross proceeds of approximately $4.5 million at an average selling price of $7.88 per share, resulting in net proceeds of approximately $4.4 million after deducting commissions and other transaction costs.

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

During the year ended December 31, 2017, we sold a total of 4,689,418 shares of common stock under the 2017 ATM for aggregate total gross proceeds of approximately $47.7 million at an average selling price of $10.18 per share, resulting in net proceeds of approximately $46.9 million after deducting commissions and other transactions costs.

Subsequent to December 31, 2017, we sold an aggregate of 2,889,344 shares of common stock pursuant to the 2017 ATM for total gross proceeds of approximately $35.9 million at an average selling price of $12.42 per share, resulting in net proceeds of approximately $35.3 million after deducting commissions and other transactions costs.

The 2017 S-3 is currently our only active shelf registration statement. After deducting shares already sold, there is approximately $252.3 million and $216.4 million of common stock that remains available for sale under the 2017 S-3 at December 31, 2017 and post year-end December 31, 2017, respectively. We may offer the securities under the 2017 S-3 from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that the 2017 S-3 provides us with the flexibility to raise additional capital to finance our operations as needed.

Treasury Stock

As of December 31, 2017 and 2016, 41,309 shares of common stock are being held in Treasury, at a cost of approximately $234,000, representing the fair market value on the date the shares were surrendered to the Company to satisfy employee tax obligations.

Equity Incentive Plans

 The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (“2012 Incentive Plan”) was approved by stockholders in June 2015. As of December 31, 2017 and 2016, no options were outstanding and up to an additional 504,128 shares may be issued under the 2012 Incentive Plan.

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

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Stock Options

The following table summarizes stock option activity for the years ended December 31, 2017, 2016 and 2015:

	Number of shares	Weighted- average exercise price	Weighted- average contractual term	Aggregate intrinsic value
(in years)
Outstanding at January 1, 2015	194	971.70	3.50	$--
Granted	--	--
Exercised	--	--
Forfeited	(152)	463.32
Expired	(42)	2,811.53
Outstanding at December 31, 2015	--	--	--	$--
Granted	--	--
Exercised	--	--
Forfeited	--	--	--
Expired	--	--
Outstanding at December 31, 2016	--	--	--	$--
Granted	--	--
Exercised	--	--
Forfeited	--	--
Expired	--	--
Outstanding at December 31, 2017	--	$--	--	$--

Exercisable at December 31, 2017	--	$--	--	$--

As of December 31, 2017, there are no unvested option awards and no unrecognized compensation cost related to option awards.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted share activity for the years ended December 31, 2017, 2016 and 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	6,400,001	5.86
Granted	1,992,535	12.89
Vested	(1,001,455)	5.04
Forfeited	(31,166)	16.76
Outstanding at December 31, 2015	7,359,915	7.83
Granted	1,924,639	4.99
Vested	(595,726)	7.38
Forfeited	(46,773)	10.34
Outstanding at December 31, 2016	8,642,055	$7.20
Granted	1,836,511	6.40
Vested	(4,103,048)	5.24
Forfeited	(53,875)	8.47
Outstanding at December 31, 2017	6,321,643	$7.17

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Total compensation expense associated with restricted stock grants was $15,945,284, $7,509,999 and $15,697,092 during the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, there was approximately $14.8 million of total unrecognized compensation expense related to unvested time-based restricted stock, which is expected to be recognized over a weghted-average period of 1.0 year. This amount does not include, as of December 31, 2017, 242,000 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones; and 2,413,917 shares of restricted stock outstanding issued to non-employees. Milestone-based non-cash compensation expense will be measured and recorded if and when a milestone becomes probable. The expense for non-employee shares is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date.

Warrants

The following table summarizes warrant activity for the years ended December 31, 2017, 2016 and 2015:

	Warrants	Weighted- average exercise price	Aggregate intrinsic value
Outstanding at January 1, 2015	4,148,228	0.94	$61,792,184
Issued	--	--
Exercised	(2,950,115)	0.36
Expired	(11,364)	2.25
Outstanding at December 31, 2015	1,186,749	2.37	$11,341,452
Issued	--	--
Exercised	(273,370)	2.26
Expired	--	2.25
Outstanding at December 31, 2016	913,379	$2.41	$1,961,403
Issued	--	--
Exercised	(887,585)	2.41
Expired	(25,794)	--
Outstanding at December 31, 2017	--	$--	$--

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 6 – NOTES PAYABLE

The following is a summary of notes payable:

	December 31, 2017			December 31, 2016
	Current portion, net	Non-current portion, net	Total	Current portion, net	Non-current portion, net	Total
Convertible 5% Notes Payable	$127,614	$--	$127,614	$68,875	$--	$68,875
Totals	$127,614	$--	$127,614	$68,875	$--	$68,875

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

The cumulative liability including accrued and unpaid interest of these notes was approximately $17.5 million at December 31, 2017 and $16.7 million at December 31, 2016. No payments have been made on the 5% Notes as of December 31, 2017.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments (see Note 4 for further details).

NOTE 7 – INCOME TAXES

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and the overall prospects of our business. Based upon management's assessment of all available evidence, we believe that it is more-likely-than-not that the deferred tax assets will not be realizable, and therefore, a valuation allowance has been established. The valuation allowance for deferred tax assets was approximately $99,713,000 and $116,172,000 as of December 31, 2017 and 2016, respectively.

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other things, the Act reduces our corporate federal tax rate from 34% to 21% effective January 1, 2018. As a result, we are required to re-measure, through income tax expense, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The re-measurement of our net deferred tax asset would have resulted in additional income tax expense of $51,767,584; however, with full valuation allowance in place, the expense is reversed through a corresponding adjustment to the valuation allowance, resulting in no impact on income tax expense.

As of December 31, 2017, we have U.S. net operating loss carryforwards (“NOLs”) of approximately $375,475,000 and research and development credit carryforwards (“R&D credits”) of approximately $10,491,000. For income tax purposes, these NOLs and R&D credits will expire in various amounts through 2037. The Tax Reform Act of 1986 contains provisions which limit the ability to utilize net operating loss carryforwards and R&D credit carryforwards in the case of certain events including significant changes in ownership interests. The Exchange Transaction with TG Bio may have resulted in a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended. Additionally, stock issuance activities may have resulted in a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended. Accordingly, a substantial portion of the Company’s NOLs above may be subject to annual limitations in reducing any future year’s taxable income, and a substantial portion of the R&D Credit carryforwards may be subject to annual limitations in reducing any future year’s tax.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are presented below.

	2017	2016
Deferred tax assets (liabilities):
Net operating loss carryforwards	$83,655,879	$95,329,928
Research and development credit	10,490,793	7,326,715
Noncash compensation	4,933,807	12,915,672
Other	632,274	599,514
Deferred tax asset, excluding valuation allowance	99,712,753	116,171,829

Less valuation allowance	(99,712,753)	(116,171,829)
Net deferred tax assets	$--	$--

There was no current or deferred income tax expense for the year ended December 31, 2017. Income tax expense differed from amounts computed by applying the US Federal income tax rate of 34% to pretax loss as follows:

	For the year ended December 31,
	2017	2016	2015

Loss before income taxes, as reported in the consolidated statements of operations	$(118,476,012)	$(78,252,894)	$(62,948,646)

Computed “expected” tax benefit	$(40,281,844)	$(26,605,984)	$(21,402,540)

Increase (decrease) in income taxes resulting from:
Expected benefit from state and local taxes	(1,105,708)	(835,072)	(672,306)
Research and development credits	(3,697,258)	(2,364,417)	(1,603,364)
Other	1,563,114	(7,506)	566,310
Impact of change in state tax rates on deferred taxes	--	--	5,836,819
Stock awards	8,213,188
Effects of federal tax reform rate changes	51,767,584
Change in the balance of the valuation allowance for deferred tax assets	(16,459,076)	29,812,979	17,275,081
	$--	$--	$--

We file income tax returns in the U.S Federal and various state and local jurisdictions. With certain exceptions, the Company is no longer subject to U.S. Federal and state income tax examinations by tax authorities for years prior to 2014. However, NOLs and tax credits generated from those prior years could still be adjusted upon audit.

The Company would recognize interest and penalties, if any, to uncertain tax position in income tax expense in the statement of operations. There was no accrual for interest and penalties related to uncertain tax positions for 2017. We do not believe that there will be a material change in our unrecognized tax positions over the next twelve months. All of the unrecognized tax benefits, if recognized, would be offset by the valuation allowance.

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

An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $152,000 for each of the years ended December 31, 2017, 2016 and 2015, and, at December 31, 2017, 2016 and 2015, have deferred revenue of approximately $1,219,000, $1,371,000 and $1,524,000, respectively, associated with this $2,000,000 payment (approximately $152,000 of which has been classified in current liabilities at December 31, 2017).

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

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Under the terms of the LFB License Agreement, we utilize LFB Group for certain development and manufacturing services. We incurred approximately $2.3 million, $8.1 million and $9.3 million in expenses for such services during the years ended December 31, 2017, 2016 and 2015, respectively, which have been included in other research and development expenses in the accompanying consolidated statements of operations. As of December 31, 2017, and 2016, we had zero and approximately $0.4 million, respectively, recorded in accounts payable related to the LFB License Agreement. In conjunction with the development and manufacturing services discussed above, certain agreements between us and LFB Group require payments in advance of services performed or goods delivered. Accordingly, as of December 31, 2017 and 2016, we recorded zero and approximately $1.3 million, respectively, in prepaid research and development for such advance payments.

Other Parties

In March 2014, we entered into a shared services agreement (the “Opus Shared Services Agreement”) with Opus Point Partners Management, LLC (“Opus”) in which the parties agreed to share a rented facility and costs for certain other services.  Michael S. Weiss, our Executive Chairman and CEO, is a Managing Member of Opus. During the years ended December 31, 2017 and 2016, we incurred expenses of zero and approximately $0.3 million, respectively, principally for rent, related to this Opus Shared Services Agreement. As of December 31, 2017 and 2016, we had zero accounts payable related to this Opus Shared Services Agreement. The Opus Shared Services Agreement is no longer in effect as we began occupying new space in April 2016.

In October 2014, we entered into an agreement (the “Office Agreement”) with FBIO to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO, which is now our corporate headquarters. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.1 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. During the years ended December 31, 2017 and 2016, we recorded rent expense of approximately $1.2 million and $1.4 million, and at December 31, 2017, have deferred rent of approximately $1.4 million. Mr. Weiss, our Executive Chairman and CEO, is also Executive Vice Chairman of FBIO.

During the year ended December 31, 2017, we agreed to pay FBIO $2.8 million for our portion of the build-out costs, which have been allocated to us at the 45% rate mentioned above. The allocated build-out costs have been recorded in Leasehold Interest on the Company’s consolidated balance sheet and will be amortized over the 15-year term of the Office Agreement. After an initial commitment period of the 45% rate for a period of three (3) years, we and FBIO will determine actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. Also in connection with this lease, in October 2014 we pledged $0.6 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying consolidated balance sheets.

In July 2015, we entered into a Shared Services Agreement (the “Shared Services Agreement”) with FBIO to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. This Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $1.2 million and $0.8 million for shared services for the years ended December 31, 2017 and 2016, primarily related to shared personnel.

In May 2016, as part of a broader agreement with Jubilant, an India-based biotechnology company, we entered into the JBET Agreement with Checkpoint, a subsidiary of FBIO, for the development and commercialization of Jubilant’s novel BET inhibitor program in the field of hematological malignancies. We paid Checkpoint an up-front licensing fee of $1.0 million in July 2016 and incurred expenses of $0.2 million in March 2017 for the first milestone achievement as part of the JBET Agreement recorded in other research and development in the accompanying consolidated statement of operations. As of December 31, 2017 and 2016, we had approximately $0.3 million and $0.8 million, respectively, recorded in accounts payable, related mostly to the JBET Agreement. Mr. Weiss is also the Executive Chairman of Checkpoint.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2017, we have known contractual obligations, commitments and contingencies of approximately $15.6 million related to our operating lease obligations.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations
Operating leases	$15,592,733	$1,081,927	$2,084,258	$2,154,566	$10,271,981
Total	$15,592,733	$1,081,927	$2,084,258	$2,154,566	$10,271,981

 Leases
See Note 9 for a detailed description of our lease arrangement in New York. Total rental expense was approximately $1.4 million, $1.6 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum lease commitments as of December 31, 2017, in the aggregate total approximately $15.6 million through December 31, 2031. The preceding table shows future minimum lease commitments, which include our office leases in New York, North Carolina and Tennessee, by year as of December 31, 2017.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 11 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	3 Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017

License revenue	$38,095	$38,095	$38,096	$38,095

Total costs and expenses	27,704,517	28,463,466	31,623,323	31,072,826

Net loss	$(27,727,509)	$(28,353,084)	$(31,535,652)	$(30,859,767)

Basic and diluted net loss per common share	$(0.52)	$(0.45)	$(0.48)	$(0.46)

	3 Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016

License revenue	$38,095	$38,095	$38,096	$38,095

Total costs and expenses	14,030,251	16,061,538	24,963,567	24,066,153

Net loss	$(13,848,662)	$(15,899,062)	$(24,831,027)	$(23,674,143)

Basic and diluted net loss per common share	$(0.28)	$(0.33)	$(0.50)	$(0.48)

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

TG THERAPEUTICS, INC.

Date: March 15, 2018	By:	/s/ Michael S. Weiss
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant on March 15, 2018, and in the capacities indicated:

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