Form 10-Q
period 2018-03-31
TG THERAPEUTICS, INC.
filed 2018-05-10
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

Yes ☐ No ☒

There were 78,010,112 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 1, 2018.

TG THERAPEUTICS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TG Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$82,896	$56,718
Short-term investment securities	26,181	27,999
Interest receivable	79	108
Prepaid research and development	6,824	8,056
Other current assets	978	437
Total current assets	116,958	93,318
Restricted cash	588	587
Leasehold interest, net	2,397	2,429
Equipment, net	252	248
Goodwill	799	799
Total assets	$120,994	$97,381

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$32,513	$25,877
Accrued compensation	456	1,800
Current portion of deferred revenue	152	152
Notes payable	224	128
Total current liabilities	33,345	27,957
Deferred rent	1,388	1,364
Deferred revenue, net of current portion	1,029	1,067
Total liabilities	35,762	30,388
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share (10,000,000 shares authorized, none issued and outstanding as of March 31, 2018 and December 31, 2017)	--	--
Common stock, $0.001 par value per share (150,000,000 shares authorized, 77,134,683 and 73,181,750 shares issued, 77,093,374 and 73,140,441 shares outstanding at March 31, 2018 and December 31, 2017, respectively)	77	73
Additional paid-in capital	481,781	422,017
Treasury stock, at cost, 41,309 shares at March 31, 2018 and December 31, 2017	(234)	(234)
Accumulated deficit	(396,392)	(354,863)
Total stockholders’ equity	85,232	66,993
Total liabilities and stockholders’ equity	$120,994	$97,381

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
Condensed Consolidated Statements of Operations
 (in thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2018	2017

License revenue	$38	$38

Costs and expenses:
Research and development:
Noncash compensation	2,859	2,306
Other research and development	32,159	20,376
Total research and development	35,018	22,682

General and administrative:
Noncash compensation	4,478	3,689
Other general and administrative	2,119	1,333
Total general and administrative	6,597	5,022

Total costs and expenses	40,615	27,704

Operating loss	(41,577)	(27,666)

Other (income) expense:
Interest income	(144)	(45)
Other expense	96	106
Total other (income) expense, net	(48)	61

Net loss	$(41,529)	$(27,727)

Basic and diluted net loss per common share	$(0.59)	$(0.52)

Weighted average shares used in computing basic and diluted net loss per common share	70,636,970	53,157,851

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated Deficit	Total
Balance at January 1, 2018	73,181,750	$73	$422,017	41,309	$(234)	$(354,863)	$66,993
Issuance of restricted stock	87,500	*	*				--
Forfeiture of restricted stock	(123,911)	*	*				--
Issuance of common stock in At-the-Market offering (net of offering costs of $0.9 million)	3,989,344	4	52,426				52,430
Compensation in respect of restricted stock granted to employees, directors and consultants			7,337				7,337
Net loss						(41,529)	(41,529)
Balance at March 31, 2018	77,134,683	$77	$481,781	41,309	$(234)	$(396,392)	$85,232

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,529)	$(27,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock compensation expense	7,337	5,995
Depreciation	20	20
Amortization of premium on investment securities	2	31
Change in fair value of notes payable and accrued interest	96	106
Changes in assets and liabilities:
Decrease (increase) in prepaid research and development and other current assets	691	(3,585)
Decrease in leasehold interest	33	20
Decrease in accrued interest receivable	30	61
Decrease in other assets	--	242
Increase in accounts payable and accrued expenses	5,292	2,552
Increase in deferred rent	23	22
Decrease in deferred revenue	(38)	(38)
Net cash used in operating activities	(28,043)	(22,301)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(24)	--
Investment in held-to-maturity securities	(4,184)	--
Proceeds from maturity of short-term securities	6,000	6,000
Net cash provided by investing activities	1,792	6,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrants	--	2,143
Proceeds from sale of common stock, net	52,430	84,766
Net cash provided by financing activities	52,430	86,909

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	26,179	70,608

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	57,305	25,614

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$83,484	$96,222

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$82,896	$95,638
Restricted Cash	588	584
Total cash, cash equivalents and restricted cash	83,484	96,222

NONCASH TRANSACTIONS
Reclassification of deferred financing costs to additional paid-in capital	$--	$(3)
Accrued offering costs	$--	$191

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017. The accompanying condensed December 31, 2017 balance sheet has been derived from these statements. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Certain reclassifications have been made to the prior period unaudited condensed consolidated financial statements to conform to the current period presentation, including:

●
    Presentation of restricted cash on the condensed consolidated statements of cash flows for the three months ended March 31, 2017, as a result of the adoption of Accounting Standards Update No. 2016-18 in the first quarter of 2018.

Liquidity and Capital Resources

We have incurred operating losses since our inception, expect to continue to incur operating losses for the foreseeable future, and may never become profitable. As of March 31, 2018, we have an accumulated deficit of approximately $396.4 million.

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

As of March 31, 2018, we had $109.2 million in cash and cash equivalents, investment securities, and interest receivable. The Company believes its cash, cash equivalents, investment securities, and interest receivable on hand as of March 31, 2018 combined with the additional capital raised in the second quarter of 2018 (see Note 5) will be sufficient to fund the Company’s planned operations through mid-2019. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

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

ASU 2017-09 is effective for annual and interim periods beginning on or after December 15, 2017. Early adoption is permitted for public business entities for reporting periods for which financial statements have not yet been issued, and all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments should be applied prospectively to an award modified on or after the adoption date. The Company adopted ASU 2017-09 on January 1, 2018. The adoption of ASU 2017-09 did not have a material effect on our consolidated financial statements as of March 31, 2018.

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

ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The Company adopted ASU 2017-01 on January 1, 2018. The adoption of ASU 2017-01 did not have a material effect on our consolidated financial statements as of March 31, 2018.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows – Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period for the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 does not provide a definition of restricted cash or restricted cash equivalents, and does not change the balance sheet presentation for such items. The Company adopted ASU 2016-18 on January 1, 2018. The adoption of ASU 2016-18 did not have a material effect on our consolidated financial statements as of March 31, 2018.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09” or “ASC 606”), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. ASU 2014-09 provides a single set of criteria for revenue recognition among all industries. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the Company expects to receive for those goods or services.

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

ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. The standard allows for two transition methods - full retrospective, in which the standard is applied to each prior reporting period presented, or modified retrospective, in which the cumulative effect of initially applying the standard is recognized at the date of initial adoption. The Company adopted ASU 2014-09 on January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material effect on our condensed consolidated financial statements as of March 31, 2018.

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

Restricted Cash

We record cash pledged or held in trust as restricted cash. As of March 31, 2018 and December 31, 2017, we have approximately $0.6 million of restricted cash pledged to secure a line of credit as a security deposit for an Office Agreement (see Note 8).

Investment Securities

Investment securities at March 31, 2018 and December 31, 2017 consist of short-term government securities. We classify these securities as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.

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

Revenue Recognition

We recognize license revenue in accordance with the revenue recognition guidance of ASC 606. We analyze each element of our licensing agreement to determine the appropriate revenue recognition. The terms of the license agreement may include payments to us of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. We recognize revenue from upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for a promise to transfer more than one good or service to the customer, in which case the Company would account for each promised good or service as a performance obligation only if it is (1) distinct or (2) a series of distinct goods or services that are substantially the same and have the same pattern of transfer. For each performance obligation, the Company would determine whether we satisfy the performance obligation over time by transferring control of a good or service over time. To determine whether the Company’s promise is to provide a right to access its intellectual property or a right to use its intellectual property, the Company would consider the nature of the intellectual property to which the customer will have rights. The Company has symbolic intellectual property, derived from its association with the Company’s ongoing activities, including its ordinary business activities. We recognize milestone payments as revenue upon the achievement of specified milestones only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract.

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

Prepaid research and development in our consolidated balance sheets includes, among other things, certain costs to third party service providers related to development and manufacturing services as well as clinical development. These agreements often require payments in advance of services performed or goods received. Accordingly, as of March 31, 2018 and December 31, 2017, we recorded approximately $6.8 million and $8.1 million, respectively, in prepaid research and development related to such advance agreements.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share of our common stock is calculated by dividing net loss applicable to the common stock by the weighted average number of our common stock outstanding for the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because we incurred a net loss during the periods presented or because such potentially dilutive securities were out of the money and the Company realized net income during the periods presented. The amounts of potentially dilutive securities excluded from the calculation were 4,660,180 and 3,634,008 for the three months ended March 31, 2018 and 2017, respectively. The following outstanding shares of potentially dilutive securities were excluded from the computation of net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2018	2017
Unvested restricted stock	4,159,428	3,619,016
Stock options	485,000	--
Shares issuable upon note conversion	15,752	14,992
Total	4,660,180	3,634,008

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

NOTE 2 – CASH AND CASH EQUIVALENTS

The following tables summarize our cash and cash equivalents at March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018	December 31, 2017

Checking and bank deposits	$79,923	$$55,682
Money market funds	2,973	1,036
Total	$82,896	$$56,718

NOTE 3 – INVESTMENT SECURITIES

Our investments as of March 31, 2018 and December 31, 2017 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our investment securities at March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between April 2018 and January 2019) (held-to-maturity)	$26,181	$--	$39	$26,142
Total short-term investment securities	$26,181	$--	$39	$26,142

	December 31, 2017
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2018 and November 2018) (held-to-maturity)	$27,999	$--	$35	$27,964
Total short-term investment securities	$27,999	$--	$35	$27,964

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

As of March 31, 2018 and December 31, 2017, the fair values of cash and cash equivalents, restricted cash, and notes and interest payable, approximate their carrying value.

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

The cumulative liability to the Ariston subsidiary including accrued and unpaid interest of the 5% Notes was approximately $17.7 million at March 31, 2018 and $17.5 million at December 31, 2017. No payments have been made on the 5% Notes as of March 31, 2018.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

As of December 31, 2013, as a result of expiring intellectual property rights and other factors, it was determined that net product cash flows from AST-726 were unlikely. As we have no other obligations under the 5% Notes aside from the net product cash flows and the conversion feature, the conversion feature was used to estimate the 5% Notes’ fair value as of March 31, 2018 and December 31, 2017. The assumptions, assessments and projections of future revenues are subject to uncertainties, difficult to predict, and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our condensed consolidated financial statements.

The following tables provide the fair value measurements of applicable financial liabilities as of March 31, 2018 and December 31, 2017:

	Financial liabilities at fair value as of March 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total

5% Notes	$--	$--	$224	$224
Total	$--	$--	$224	$224

	Financial liabilities at fair value as of December 31, 2017
	Level 1	Level 2	Level 3	Total

5% Notes	$--	$--	$128	$128
Total	$--	$--	$128	$128

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

The following table summarizes the changes in Level 3 instruments during the three months ended March 31, 2018:

(in thousands)
Fair value at December 31, 2017	$128
Interest accrued on face value of 5% Notes	213
Change in fair value of Level 3 liabilities	(117)
Fair value at March 31, 2018	$224

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

During the three months ended March 31, 2018, we sold a total of 3,989,344 shares of common stock under the 2017 ATM for total gross proceeds of approximately $53.4 million at an average selling price of $13.38 per share, resulting in net proceeds of approximately $52.4 million after deducting commissions and other transaction costs.

Subsequent to the first quarter, from April 1, 2018 through May 4, 2018, we sold an aggregate of 1,014,605 shares of common stock pursuant to the 2017 ATM for total gross proceeds of approximately $14.3 million at an average selling price of $14.12 per share, resulting in net proceeds of approximately $14.1 million after deducting commissions and other transactions costs.

The 2017 S-3 is currently our only active shelf registration statement. After deducting shares already sold there is approximately $198.9 million of common stock that remains available for sale under the 2017 S-3. We may offer the securities under the 2017 S-3 from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that the 2017 S-3 provides us with the flexibility to raise additional capital to finance our operations as needed.

Equity Incentive Plans

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (“2012 Incentive Plan”) was approved by stockholders in June 2015. As of March 31, 2018, 485,000 options were outstanding and up to an additional 55,539 shares may be issued under the 2012 Incentive Plan.

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

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2018:

	Number of shares	Weighted- average exercise price	Weighted- average Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2017	--	$--	--	$--
Granted	485,000	11.30
Exercised	--	--
Forfeited	--	--
Expired	--	--
Outstanding at March 31, 2018	485,000	$11.30	9.85	$1,406,500

Exercisable at March 31, 2018	--	$11.30	--	$--

As of March 31, 2018, the stock options outstanding include options granted to both employees and non-employees which are milestone-based and vest upon certain corporate milestones. Stock-based compensation will be recorded if and when a milestone occurs.

 Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted share activity for the three months ended March 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	6,321,643	$7.17
Granted	87,500	14.40
Vested	(625,802)	7.23
Forfeited	(123,911)	8.03
Outstanding at March 31, 2018	5,659,430	$7.26

Total expense associated with restricted stock grants was approximately $7.3 million and $6.0 million during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was approximately $11.5 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted average period of 1.0 year. This amount does not include, as of March 31, 2018, 110,000 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones; and 2,224,167 shares of restricted stock outstanding issued to non-employees, the expense for which is determined each reporting period at the measurement date. The expense is recognized over the vesting period of the award. Until the measurement date is reached for milestone awards, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date.

Stock-Based Compensation

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. We granted 500,000 and zero stock options during the three months ended March 31, 2018 and 2017, respectively.

The following table summarizes stock-based compensation expense information about restricted stock and stock options for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(in thousands)	2018	2017
Stock-based compensation expense associated with restricted stock	$7,337	$5,995
Stock-based compensation expense associated with option grants	--	--
Total	$7,337	$5,995

NOTE 6 – NOTES PAYABLE

The following is a summary of notes payable:

	March 31, 2018			December 31, 2017
(in thousands)	Current portion, net	Non-current portion, net	Total	Current portion, net	Non-current portion, net	Total
Convertible 5% Notes Payable	$224	$-	$224	$128	$-	$128
Total	$224	$-	$224	$128	$-	$128

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

The cumulative liability including accrued and unpaid interest of these notes was approximately $17.7 million at March 31, 2018 and $17.5 million at December 31, 2017. No payments have been made on the 5% Notes as of March 31, 2018.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments (see Note 4 for further details).

NOTE 7 – LICENSE AGREEMENTS

BTK

In January 2018, we entered into a global exclusive license agreement with Jiangsu Hengrui Medicine Co., or Jiangsu, to acquire worldwide intellectual property rights, excluding Asia but including Japan, and for the research, development, manufacturing, and commercialization of products containing or comprising of any of Jiangsu’s Bruton’s Tyrosine Kinase inhibitors containing the compounds of either TG-1701 (SHR-1459 or EBI-1459) or TG-1702 (SHR-1266 or EBI-1266). Pursuant to the agreement, in April 2018, we paid Jiangsu an upfront fee of $1.0 million in our common stock. Jiangsu is eligible to receive milestone payments totaling approximately $350 million upon and subject to the achievement of certain milestones. Various provisions allow for payments in conjunction with the agreement to be made in cash or our common stock, while others limit the form of payment. Royalty payments in the low double digits are due on net sales of licensed products and revenue from sublicenses.

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

An upfront payment of $2.0 million which was received in December 2012 (net of $0.3 million of income tax withholdings), is recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $38,000 for each of the three months ended March 31, 2018 and 2017, and, at both March 31, 2018 and December 31, 2017, have deferred revenue of approximately $1.2 million associated with this $2.0 million payment (approximately $152,000 of which has been classified in current liabilities at March 31, 2018 and December 31, 2017).

We may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to us on net sales of TG-1101 in the sublicense territory.

NOTE 8 – RELATED PARTY TRANSACTIONS

LFB Biotechnologies

On January 30, 2012, we entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of ublituximab (the “LFB License Agreement”). In connection with the LFB License Agreement, LFB Group was issued 5,000,000 shares of common stock, and a warrant to purchase 2,500,000 shares of common stock at a purchase price of $0.001 per share. LFB Group no longer has the right to nominate a board member since the LFB Group owns less than 10% of our outstanding common stock.

Under the terms of the LFB License Agreement, we utilize LFB Group for certain development and manufacturing services. We incurred expenses of approximately $130,000 and $27,000 during the three months ended March 31, 2018 and 2017, respectively, which have been included in other research and development expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2018 and December 31, 2017, we had approximately $130,000 and zero, respectively, recorded in accounts payable related to the LFB License Agreement. In conjunction with the development and manufacturing services discussed above, certain agreements between us and LFB Group require payments in advance of services performed or goods delivered. Accordingly, as of March 31, 2018 and December 31, 2017, we recorded no prepaid research and development for such advance payments.

Other Parties

In March 2014, we entered into a shared services agreement (the “Opus Shared Services Agreement”) with Opus Point Partners Management, LLC (“Opus”) in which the parties agreed to share the costs of a rented facility and certain other services. Our Executive Chairman and Interim Chief Executive Officer is a Managing Member of Opus. During the three months ended March 31, 2018 and 2017, we incurred no expenses related to this agreement. The Opus Shared Services Agreement is no longer in effect as we began occupying new space in April 2016.

In October 2014, we entered into an agreement (the “Office Agreement”) with Fortress Biotech, Inc. (“FBIO”) to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO, which is now our corporate headquarters. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.1 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. During the three months ended March 31, 2018 and 2017, we recorded rent expense of approximately $0.3 million and $0.4 million, respectively, and at March 31, 2018, have deferred rent of approximately $1.4 million. Mr. Weiss, our Executive Chairman and CEO, is also Executive Vice Chairman of FBIO.

Under the Office Agreement, we agreed to pay FBIO our portion of the build out costs, which have been allocated to us at the 45% rate mentioned above. The allocated build-out costs have been recorded in Leasehold Interest and will be amortized over the 15-year term of the Office Agreement. After an initial commitment of the 45% rate for a period of three (3) years, we and FBIO will determine actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. As of March 31, 2018, we had approximately $0.4 million recorded in accounts payable related to FBIO of which approximately $0.1 million related to rent and build-out costs.

 In July 2015, we entered into a Shared Services Agreement (the “Shared Services Agreement”) with FBIO to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. This Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $0.4 million and $0.3 million for shared services for the three months ended March 31, 2018 and 2017, respectively, primarily related to shared personnel.

In May 2016, as part of a broader agreement with Jubilant Biosys ("Jubilant"), an India-based biotechnology company, we entered into a sublicense agreement ("JBET Agreement") with Checkpoint Therapeutics, Inc. ("Checkpoint"), a subsidiary of FBIO, for the development and commercialization of Jubilant’s novel BET inhibitor program in the field of hematological malignancies. We paid Checkpoint an up-front licensing fee of $1.0 million in July 2016 and incurred expenses of $0.2 million in March 2017 for the first milestone achievement as part of the JBET Agreement which is recorded in other research and development in the accompanying consolidated statement of operations. As of March 31, 2018 and 2017, we had approximately $0.3 million and $0.7 million, respectively, recorded in accounts payable, related mostly to the JBET Agreement. Mr. Weiss is also the Executive Chairman of Checkpoint.

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

You should read the following discussion and analysis in conjunction with the unaudited condensed consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases. Currently, we are developing two therapies targeting hematologic malignancies. TG-1101 (ublituximab) is a novel, glycoengineered monoclonal antibody that targets a unique epitope on the CD20 antigen found on mature B-lymphocytes. We are also developing TGR-1202 (umbralisib), an orally available PI3K delta inhibitor. The delta isoform of PI3K is strongly expressed in cells of hematopoietic origin and is believed to be important in the proliferation and survival of B-lymphocytes. Both TG-1101 and TGR-1202, or the combination which is referred to as "U2," are in Phase 3 clinical development for patients with hematologic malignancies, with TG-1101 also in Phase 3 clinical development for patients with multiple sclerosis. Additionally, we have recently brought its anti-PD-L1 monoclonal antibody into Phase 1 development and aims to bring additional pipeline assets into the clinic in the future.

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
●
The UNITY-CLL Trial – a randomized controlled Phase 3 trial under Special Protocol Assessment ("SPA") evaluating TG-1101 in combination with TGR-1202, the Company’s development stage PI3K delta inhibitor, for patients with front line and previously treated CLL;
●
The UNITY-NHL Trial – registration-directed Phase 2b clinical study evaluating TGR-1202 alone and in combination with TG-1101 with or without bendamustine, in patients with previously treated Non-Hodgkin’s Lymphoma ("NHL"); and
●
TG-1101 + TGR-1202 + Pembrolizumab for patients with CLL.

In non-oncology settings, anti-CD20 therapy has generally been used as monotherapy. In addition to the above oncology studies, TG-1101 is being evaluated in a Phase 2 study for the treatment of Multiple Sclerosis ("MS") and in an investigator initiated Phase 1 study for the treatment of acute neuromyelitis optica ("NMO") relapses, with additional autoimmune related indications planned to be studied. On August 1, 2017, we announced we had reached an agreement with the U.S. Food and Drug Administration ("FDA") regarding an SPA on the design of two global Phase 3 clinical trials for TG-1101, referred to as the ULTIMATE I and ULTIMATE II Phase 3 clinical trials.

Manufacturing of TG-1101 is currently performed by a contract manufacturer based in the US and our partner, LFB Biotechnologies.

Further details on our priority ongoing trials for TG-1101 are as follows:

TG-1101 + Ibrutinib Phase 3 Study Program – The GENUINE Trial

The GENUINE trial is a randomized controlled clinical trial in patients with previously treated CLL with specific high-risk cytogenetic abnormalities, with patients randomized to receive either TG-1101 plus ibrutinib or ibrutinib alone. In October 2016, we announced revisions to the design of the GENUINE study to accelerate its completion. Initially the study was being conducted pursuant to an SPA with the FDA, and was designed to enroll approximately 330 patients, with a two-part analysis of both overall response rate ("ORR") and progression-free survival ("PFS"). The trial was amended in October 2016 to enroll approximately 120 patients, with the PFS analysis component removed. Following the revisions, the sole primary endpoint of the study is ORR, and the SPA is no longer in effect.

In June 2017, the positive results from our Phase 3 GENUINE trial were presented by Dr. Jeff Sharman, Medical Director, Hematology Research, US Oncology in an oral session during the 53rd American Society of Clinical Oncology ("ASCO") Annual Meeting in Chicago, IL.

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

We continue to follow patients in the GENUINE study for safety and efficacy including Overall Response, MRD and Progression Free Survival ("PFS"). We are currently working on preparing a Biologics License Application for a potential accelerated approval filing for TG-1101 in combination with ibrutinib in previously treated CLL patients with high-risk cytogenetics, which filing could occur in 2018.

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

TG-1101 in Combination with TGR-1202 with or without bendamustine Phase 2b Registration-Directed Program – The UNITY-NHL Trial

In June 2016, we commenced a registration-directed UNITY-DLBCL Phase 2b clinical study evaluating TG-1101 in combination with TGR-1202, as well as TGR-1202 alone, in patients with previously treated DLBCL. In mid-2017, this study was expanded to allow enrollment of patients with follicular lymphoma (FL), small lymphocytic lymphoma (SLL), mantle cell lymphoma (MCL) and marginal zone lymphoma (MZL), as well as to add a cohort evaluating the triplet regimen of TG-1101 + TGR-1202 + bendamustine which has previously been explored in Phase 1. The cohorts of DLBCL, FL/SLL, MCL, and MZL are each being enrolled to and evaluated independently.

The updated study, called UNITY-NHL, is entitled "A Phase 2b Randomized Study to Assess the Efficacy and Safety of the Combination of Ublituximab + TGR-1202 with or without bendamustine and TGR-1202 alone in Patients with Previously Treated Non-Hodgkin’s Lymphoma.” The DLBCL component is being led by Owen A. O'Connor, MD, PhD, Professor of Medicine and Experimental Therapeutics, and Director of the Center for Lymphoid Malignancies at Columbia University Medical Center, while the indolent NHL component of the study is being led by Nathan H. Fowler, MD, Associate Professor, Department of Lymphoma/Myeloma at the University of Texas MD Anderson Cancer Center, and the MCL component of the study is being led by Michael Wang MD,  Director of Mantle Cell Lymphoma (MCL) Program of Excellence and Co-Director of Clinical Tirals at The University of Texas MD Anderson Cancer Center. The primary objective of the study is to assess the efficacy of TGR-1202 alone, in combination with TG-1101, or in combination with TG-1101 and bendamustine in patients with previously treated NHL as measured by Overall Response Rate (ORR). The study will also provide important information as to the contribution of each agent, TGR-1202 and TG-1101, to the combination regimen of both agents, as well as the contribution of bendamustine to the combination regimen of both agents.

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

Data from this study was most recently presented at the American Academy of Neurology (AAN) 70th Annual Meeting in Los Angeles, California, as well as the Third Annual ACTRIMS Forum 2018 meeting in San Diego, CA. Additional data presentations are to be expected at upcoming medical conferences.

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

The RMS Phase 3 program consists of two trials, called the ULTIMATE I and ULTIMATE II trials. Each trial is a global, randomized, multi-center, double-blinded, double-dummy, active-controlled study comparing TG-1101 (ublituximab) to teriflunomide in subjects with RMS. The primary endpoint for each study is Annualized Relapse Rate (ARR) following 96 weeks of treatment. Each trial is ongoing and was designed to enroll approximately 440 subjects, randomized in a 1:1 ratio.

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

TGR-1202 (also referred to as umbralisib) is an orally available PI3K delta inhibitor with nanomolar potency to the delta isoform and high selectivity over the alpha, beta, and gamma isoforms. TGR-1202 has demonstrated activity in several pre-clinical models and primary cells from patients with hematologic malignancies.

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

Clinical Trials Overview and Recent Developments

Initial clinical development of TGR-1202 was focused on establishing preliminary safety and efficacy in a wide variety of hematologic malignancies. Upon identification of safe and active doses of TGR-1202, a combination clinical trial program was opened, exploring TGR-1202 in combination with a variety of agents. In addition to the previously described study in combination with TG-1101 with or without the BTK inhibitor, ibrutinib, our current combination clinical trials for TGR-1202 include:

●
TGR-1202 as a single agent in CLL patients who are intolerant to prior BTK inhibitor or PI3K-delta inhibitor therapy;
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

Data from this ongoing Phase I study was published in full in The Lancet Oncology in February 2018, including safety and efficacy information from 90 patients with relapsed or refractory b-cell malignancies, including patients with CLL and various forms of lymphoma treated with single agent umbralisib.

TGR-1202 Long-term Follow-up Integrated Analysis in Patients with Relapsed/Refractory Hematologic Malignancies

In December 2017, at the 59th American Society of Hematology ("ASH") Annual Meeting, the Company presented integrated data with long term follow-up from 347 patients exposed to TGR-1202 across 5 studies, which continued to demonstrate high response rates in CLL, and FL coupled with a favorable safety profile distinct from other PI3K delta inhibitors.

TGR-1202 TKI Intolerance Study

In December 2017, at the 59th ASH Annual Meeting, the Company presented data from 33 patients with CLL who were intolerant to prior BTK or PI3K delta inhibitor therapy who were then treated with single agent TGR-1202. TGR-1202 appeared to demonstrate a favorable safety profile in patients intolerant to prior ibrutinib (BTK) or idelalisib (PI3K) with only 2 patients (6%) discontinuing due to an adverse event, neither of which was a recurrent adverse event from their prior BTK or PI3K therapy. Enrollment continues in this Phase 2 study.

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

It is anticipated that updated results from these studies will be presented or updated at future medical conferences.

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

BET

In May 2016, as part of a broader agreement with Jubilant Biosys (“Jubilant”), an India-based biotechnology company, we entered into a sub-license agreement (“JBET Agreement”) with Checkpoint Therapeutics, Inc. (“Checkpoint”), a subsidiary of FBIO, for the development and commercialization of Jubilant’s novel BET inhibitor program in the field of hematological malignancies. The BET inhibitor program is the subject of a family of patents covering compounds that inhibit BRD4, a member of the BET (Bromodomain and Extra Terminal) domain for cancer treatment. Our BET inhibitor program is currently in pre-clinical development.

In April 2018, pre-clinical data for TG-1601, the BET inhibitor, was announced at the American Association for Cancer Research ("AACR") Annual Meeting in Chicago, IL.

BTK

In January 2018, we entered into a global exclusive license agreement with Jiangsu Hengrui Medicine Co., or Jiangsu (“BTK Agreement”), pursuant to which we obtained worldwide rights, excluding Asia but including Japan, for the development of Hengrui's Bruton's Tyrosine Kinase ("BTK") inhibitor program, including lead candidate TG-1701 (known in China as SHR-1459), as monotherapy and in combination with TG-1101 and TGR-1202. In addition to TG-1701, the global license agreement covers TG-1702 (SHR-1266), another BTK inhibitor in pre-clinical development. BTK is an essential component of the B-cell receptor signaling pathways that regulate the survival, activation, proliferation, and differentiation of B lymphocytes. Targeting BTK with small molecule inhibitors has been demonstrated to be an effective treatment option for B-cell lymphomas and autoimmune diseases.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2018 and 2017

License Revenue. License revenue was approximately $38,000 for each of the three months ended March 31, 2018 and 2017. License revenue is related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $2.9 million for the three months ended March 31, 2018, as compared to $2.3 million during the comparable period in 2017. The increase in noncash compensation expense was primarily related to an increase in the measurement date fair value of certain consultant restricted stock during the period ended March 31, 2018.

Other Research and Development Expenses. Other research and development expenses increased by $11.8 million to $32.2 million for the three months ended March 31, 2018, as compared to $20.4 million for the three months ended March 31, 2017. The increase was mainly due to the ongoing clinical development programs and related manufacturing costs for TG-1101 and TGR-1202 during the three months ended March 31, 2018. We expect our other research and development costs to increase modestly for the remainder of 2018 as the enrollment of additional patients in our Phase 3 clinical trials increases and we prepare for potential commercialization.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants increased by $0.8 million to $4.5 million for the three months ended March 31, 2018, as compared to $3.7 million for the three months ended March 31, 2017. The increase in noncash compensation expense was primarily related to greater compensation expense during the three months ended March 31, 2018 related to restricted stock granted to executive personnel.

Other General and Administrative Expenses. Other general and administrative expenses increased by $0.8 million to $2.1 million for the three months ended March 31, 2018, as compared to $1.3 million for the three months ended March 31, 2017. The increase was due primarily to rent related expenses of our office space, as well as increased personnel and other general and administrative costs. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2018.

Other (Income) Expense. Other income increased by $0.1 million to approximately $48,000 for the three months ended March 31, 2018, as compared to expense of approximately $61,000 for the three months ended March 31, 2017. The increase is mainly due to an increase in interest income for the three months ended March 31, 2018.

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

As of March 31, 2018, we had approximately $109.2 million in cash and cash equivalents, investment securities, and interest receivable. We anticipate that our cash, cash equivalents, investment securities, and interest receivable on hand as of March 31, 2018, combined with the additional capital raised in the second quarter of 2018, will be sufficient to fund the Company’s planned operations through mid-2019. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Cash used in operating activities for the three months ended March 31, 2018 was $28.0 million as compared to $22.3 million for the three months ended March 31, 2017. The increase in cash used in operating activities was due primarily to increased expenditures associated with our clinical development programs for TG-1101 and TGR-1202.

For the three months ended March 31, 2018, net cash provided by investing activities was $1.8 million as compared to $6.0 million for the three months ended March 31, 2017. The decrease in net cash provided by investing activities was primarily due to the greater investment in treasury securities during the three months ended March 31, 2018.

For the three months ended March 31, 2018, net cash provided by financing activities of $52.4 million related to net proceeds from the issuance of common stock as part of our ATM program.

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

Revenue Recognition. We recognize license revenue in accordance with the revenue recognition guidance of ASC 606. We analyze each element of our licensing agreement to determine the appropriate revenue recognition. The terms of the license agreement may include payments to us of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. We recognize revenue from upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for a promise to transfer more than one good or service to the customer, in which case we would account for each promised good or service as a performance obligation only if it is (1) distinct or (2) a series of distinct goods or services that are substantially the same and have the same pattern of transfer. For each performance obligation, we would determine whether we satisfy the performance obligation over time by transferring control of a good or service over time. To determine whether our promise is to provide a right to access its intellectual property or a right to use its intellectual property, we would consider the nature of the intellectual property to which the customer will have rights. We have symbolic intellectual property, derived from our association with ongoing activities, including our ordinary business activities. We recognize milestone payments as revenue upon the achievement of specified milestones only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract.

Stock-Based Compensation. We have granted stock options and restricted stock to employees, directors and consultants, as well as warrants to other third parties. For employee and director grants, the value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model takes into account volatility in the price of our stock, the risk-free interest rate, the estimated life of the option, the closing market price of our stock and the exercise price. We base our estimates of our stock price volatility on the historical volatility of our common stock and our assessment of future volatility; however, these estimates are neither predictive nor indicative of the future performance of our stock. For purposes of the calculation, we assumed that no dividends would be paid during the life of the options and warrants. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. We recognize forfeitures as incurred. As a result, if other assumptions had been used, our recorded stock-based compensation expense could have been materially different from that reported. In addition, because some of the options and warrants issued to employees, consultants and other third-parties vest upon the achievement of certain milestones, the total expense is uncertain.

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

ASU 2017-09 is effective for annual and interim periods beginning on or after December 15, 2017. Early adoption is permitted for public business entities for reporting periods for which financial statements have not yet been issued, and all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments should be applied prospectively to an award modified on or after the adoption date. The Company adopted ASU 2017-09 on January 1, 2018. The adoption of ASU 2017-09 did not have a material effect on our consolidated financial statements as of March 31, 2018.

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

ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The Company adopted ASU 2017-01 on January 1, 2018. The adoption of ASU 2017-01 did not have a material effect on our consolidated financial statements as of March 31, 2018.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows – Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period for the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 does not provide a definition of restricted cash or restricted cash equivalents, and does not change the balance sheet presentation for such items. The Company adopted ASU 2016-18 on January 1, 2018. The adoption of ASU 2016-18 did not have a material effect on our consolidated financial statements as of March 31, 2018.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09” or “ASC 606”), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. ASU 2014-09 provides a single set of criteria for revenue recognition among all industries. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the Company expects to receive for those goods or services.

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

ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. The standard allows for two transition methods - full retrospective, in which the standard is applied to each prior reporting period presented, or modified retrospective, in which the cumulative effect of initially applying the standard is recognized at the date of initial adoption. The Company adopted ASU 2014-09 on January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material effect on our condensed consolidated financial statements as of March 31, 2018.

Other pronouncements issued by the FASB or other authoritative accounting standards with future effective dates are either not applicable or not significant to our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of March 31, 2018, our portfolio of financial instruments consists of cash equivalents, including bank deposits, and investments. Due to the short-term basis as well as the nature of our investments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of May 1, 2018, we had 76 full and part time employees. Over time, we will need to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue research and development activities, and commercialize our product candidates. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth, and various projects requires that we:
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

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. As a result, we are required to periodically perform an evaluation of our internal control over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404 of the Sarbanes-Oxley Act. Additionally, our independent auditors are required to perform a similar evaluation and report on the effectiveness of our internal control over financial reporting. These efforts to comply with Section 404 will require the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal control over financial reporting and all other aspects of Section 404, we cannot be certain that a material weakness will not be identified when we test the effectiveness of our control systems in the future. If a material weakness is identified, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal control, which could have an adverse effect on the market price of our stock.

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

As of March 31, 2018, we had approximately $109.2 million in cash, cash equivalents, investment securities, and interest receivable, which in addition to the capital raised in the second quarter of 2018, will be sufficient to fund the Company’s planned operations through mid-2019. As a result, we will need additional capital to continue our operations beyond that time. Required additional sources of financing to continue our operations in the future might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned preclinical and clinical trials or obtain approval of any of our product candidates from the FDA or any foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which would have a dilutive effect to stockholders.

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

We have never been profitable and, as of March 31, 2018, we had an accumulated deficit of $396.4 million. We have generated operating losses in all periods since we were incorporated. We expect to make substantial expenditures resulting in increased operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial efforts for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Our directors, executive officers, their affiliates, and our principal stockholders beneficially own approximately 37% of our outstanding voting stock, including shares underlying outstanding options and warrants. Our directors, officers and principal stockholders, taken as a whole, have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues submitted to our stockholders.

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

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2018.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2018.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2018.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2018.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: May 10, 2018	By:	/s/ Sean A. Power
Sean A. Power Chief Financial Officer Principal Financial and Accounting Officer