Form 10-Q
period 2018-06-30
TG THERAPEUTICS, INC.
filed 2018-08-09
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
Yes ☐ No ☒

There were 82,818,608 shares of the registrant’s common stock, $0.001 par value, outstanding as of August 3, 2018.

TG THERAPEUTICS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

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
●
abilit yto obtain reimbursement for our products;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$105,672	$56,718
Short-term investment securities	20,573	27,999
Interest receivable	87	108
Prepaid research and development	8,890	8,056
Other current assets	816	437
Total current assets	136,038	93,318
Restricted cash	1,237	587
Leasehold interest, net	2,376	2,429
Equipment, net	265	248
Goodwill	799	799
Total assets	$140,715	$97,381

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$35,394	$25,877
Accrued compensation	1,182	1,800
Current portion of deferred revenue	152	152
Notes payable	210	128
Total current liabilities	36,938	27,957
Deferred rent	1,411	1,364
Deferred revenue, net of current portion	990	1,067
Total liabilities	39,339	30,388
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share (10,000,000 shares authorized, none issued and outstanding as of June 30, 2018 and December 31, 2017)	--	--
Common stock, $0.001 par value per share (150,000,000 shares authorized, 82,539,417 and 73,181,750 shares issued, 82,498,108 and 73,140,441 shares outstanding at June 30, 2018 and December 31, 2017, respectively)	82	73
Additional paid-in capital	542,062	422,017
Treasury stock, at cost, 41,309 shares at June 30, 2018 and December 31, 2017	(234)	(234)
Accumulated deficit	(440,534)	(354,863)
Total stockholders’ equity	101,376	66,993
Total liabilities and stockholders’ equity	$140,715	$97,381

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
Condensed Consolidated Statements of Operations
 (in thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

License revenue	$38	$38	$76	$76

Costs and expenses:
Research and development:
Non-cash stock expense associated with in–licensing agreements	3,000	-	4,000	-
Noncash compensation	888	1,266	3,747	3,573
Other research and development	34,812	25,440	65,971	45,815
Total research and development	38,700	26,706	73,718	49,388

General and administrative:
Noncash compensation	3,375	223	7,854	3,913
Other general and administrative	2,308	1,534	4,426	2,867
Total general and administrative	5,683	1,757	12,280	6,780

Total costs and expenses	44,383	28,463	85,998	56,168

Operating loss	(44,345)	(28,425)	(85,922)	(56,092)

Other (income) expense:
Interest income	(189)	(50)	(333)	(95)
Other (income) expense	(14)	(22)	82	84
Total other income, net	(203)	(72)	(251)	(11)

Net loss	$(44,142)	$(28,353)	$(85,671)	$(56,081)

Basic and diluted net loss per common share	$(0.59)	$(0.45)	$(1.18)	$(0.96)

Weighted average shares used in computing basic and diluted net loss per common share	74,256,348	63,288,269	72,456,657	58,251,045

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated Deficit	Total
Balance at January 1, 2018	73,181,750	$73	$422,017	41,309	$(234)	$(354,863)	$66,993
Issuance of restricted stock	1,420,511	1	(1)	--	--	--	--
Forfeiture of restricted stock	(130,661)	*	*	--	--	--	--
Issuance of common stock in At-the-Market offerings (net of offering costs of $1.9 million)	7,733,949	8	104,445	--	--	--	104,453
Compensation in respect of restricted stock granted to employees, directors and consultants	--	--	11,601	--	--	--	11,601
Shares issued in connection with in-licensing agreements	333,868	*	4,000				4,000
Net loss	--	--	--	--	--	(85,671)	(85,671)
Balance at June 30, 2018	82,539,417	$82	$542,062	41,309	$(234)	$(440,534)	$101,376

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(85,671)	$(56,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock compensation expense	11,601	7,485
Noncash licensing expense	4,000	--
Depreciation	41	41
Amortization of premium on investment securities	(9)	45
Change in fair value of notes payable	82	84
Changes in assets and liabilities:
Increase in other current assets	(1,213)	(4,252)
Decrease in leasehold interest	53	75
Decrease in accrued interest receivable	22	41
Decrease in other assets	--	395
Increase in accounts payable and accrued expenses	8,898	3,068
Increase in deferred rent	46	45
Decrease in deferred revenue	(76)	(76)
Net cash used in operating activities	(62,226)	(49,130)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(58)	(2)
Investment in held-to-maturity securities	(6,965)	--
Proceeds from maturity of short-term securities	14,400	11,000
Net cash provided by investing activities	7,377	10,998

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrants	--	2,143
Proceeds from sale of common stock, net	104,453	88,562
Net cash provided by financing activities	104,453	90,705

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	49,604	52,573

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	57,305	25,614

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$106,909	$78,187

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$105,672	$77,602
Restricted Cash	1,237	585
Total cash, cash equivalents and restricted cash	$106,909	$78,187

NONCASH TRANSACTIONS
Accrued financing cost	$--	$234
Reclassification of deferred financing costs to additional paid-in capital	$--	$(3)

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases. Currently, we are developing two therapies targeting hematologic malignancies. TG-1101 (ublituximab) is a novel, glycoengineered monoclonal antibody that targets a unique epitope on the CD20 antigen found on mature B-lymphocytes. We are also developing TGR-1202 (umbralisib), an orally available PI3K delta inhibitor. The delta isoform of PI3K is strongly expressed in cells of hematopoietic origin and is believed to be important in the proliferation and survival of B-lymphocytes. Both TG-1101 and TGR-1202, or the combination of which is referred to as "U2," are in Phase 3 clinical development for patients with hematologic malignancies, with TG-1101 also in Phase 3 clinical development for Multiple Sclerosis. Additionally, we have recently brought our anti-PD-L1 monoclonal antibody into Phase 1 development and aim to bring additional pipeline assets into the clinic in the future.

We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017. The accompanying condensed consolidated December 31, 2017 balance sheet has been derived from these statements. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Certain reclassifications have been made to the prior period unaudited condensed consolidated financial statements to conform to the current period presentation, including:

●
Presentation of restricted cash on the condensed consolidated statements of cash flows for the six months ended June 30, 2017, as a result of the adoption of Accounting Standards Update No. 2016-18 in the first quarter of 2018.

Liquidity and Capital Resources

We have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and, may never become profitable. As of June 30, 2018, we have an accumulated deficit of approximately $440.5 million.

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

As of June 30, 2018, we had approximately $126.3 million in cash, cash equivalents, investment securities, and interest receivable. The Company believes its cash, cash equivalents, investment securities, and interest receivable on hand as of June 30, 2018 combined with the proceeds raised subsequent to the quarter end will be sufficient to fund the Company’s planned operations into the fourth quarter of 2019. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current strategic plan, including the commercialization of any of our drug candidates (see Note 5 for further details).

Our common stock is listed on the Nasdaq Capital Market and trades under the symbol “TGTX.”

Recently Issued Accounting Standards

In July 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2018-11, “Leases - Targeted Improvements” (“ASU 2018-11”) as an update to ASU 2016-02, Leases (“ASU 2016-02” or “Topic 842”) issued on February 25, 2016. ASU 2016-02 is effective for public business entities for fiscal years beginning January 1, 2019. ASU 2016-02 required companies to adopt the new leases standard at the beginning of the earliest period presented in the financial statements, which is January 1, 2017, using a modified retrospective transition method where lessees must recognize lease assets and liabilities for all leases even though those leases may have expired before the effective date of January 1, 2017. Lessees must also provide the new and enhanced disclosures for each period presented, including the comparative periods.

ASU 2018-11 provides an entity with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). An entity that elects this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments do not change the existing disclosure requirements in Topic 840. An entity shall apply the effects of modification using one of the following two methods:

●
Retrospectively to each prior reporting period presented in the financial statements with the cumulative effect of initially applying ASU 2018-11 recognized at the beginning of the earliest comparative period presented. Under this transition method, the application date shall be the later of the beginning of the earliest period presented in the financial statements and the commencement date of the lease.

●
Retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. Under this transition method, the application date shall be the beginning of the reporting period in which the entity first applies ASU 2018-11.

ASU 2018-11 is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with earlier adoption permitted. We are currently evaluating the impact the adoption of ASU 2018-11 will have on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 expands the scope of FASB Topic 718, Compensation – Stock Compensation (“Topic 718”) to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should only remeasure equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Upon transition, the entity is required to measure these nonemployee awards at fair value as of the adoption date. The entity must not remeasure assets that are completed. Disclosures required at transition include the nature of and reason for the change in accounting principle and, if applicable, quantitative information about the cumulative effect of the change on retained earnings or other components of equity.

ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We are currently evaluating the impact the adoption of ASU 2018-07 will have on our consolidated financial statements.

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

ASU 2017-09 is effective for annual and interim periods beginning on or after December 15, 2017. Early adoption is permitted for public business entities for reporting periods for which financial statements have not yet been issued, and all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments should be applied prospectively to an award modified on or after the adoption date. The Company adopted ASU 2017-09 on January 1, 2018. The adoption of ASU 2017-09 did not have a material effect on our consolidated financial statements as of June 30, 2018.

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

ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The Company adopted ASU 2017-01 on January 1, 2018. The adoption of ASU 2017-01 did not have a material effect on our consolidated financial statements as of June 30, 2018.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows – Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period for the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 does not provide a definition of restricted cash or restricted cash equivalents, and does not change the balance sheet presentation for such items. The Company adopted ASU 2016-18 on January 1, 2018. The adoption of ASU 2016-18 did not have a material effect on our consolidated financial statements as of June 30, 2018.

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

ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. The standard allows for two transition methods - full retrospective, in which the standard is applied to each prior reporting period presented, or modified retrospective, in which the cumulative effect of initially applying the standard is recognized at the date of initial adoption. The Company adopted ASU 2014-09 on January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material effect on our condensed consolidated financial statements as of June 30, 2018.

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

Restricted Cash

We record cash pledged or held in trust as restricted cash. As of June 30, 2018 and December 31, 2017, we have approximately $1.2 million and $0.6 million, respectively, of restricted cash pledged to secure a line of credit as a security deposit for an Office Agreement (see Note 8).

Investment Securities

Investment securities at June 30, 2018 and December 31, 2017 consist of short-term government securities. We classify these securities as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.

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

Prepaid research and development in our consolidated balance sheets includes, among other things, costs related to agreements with CRO’s, certain costs to third party service providers related to development and manufacturing services as well as clinical development. These agreements often require payments in advance of services performed or goods received. Accordingly, as of June 30, 2018 and December 31, 2017, we recorded approximately $8.9 million and $8.1 million, respectively, in prepaid research and development related to such advance agreements.

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

	Three and Six Months Ended June 30,
	2018	2017
Unvested restricted shares	4,589,940	4,275,762
Stock options	560,000	--
Shares issuable upon note conversion	15,950	15,181
Total	5,165,890	4,290,943

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

NOTE 2 – CASH AND CASH EQUIVALENTS

The following tables summarize our cash and cash equivalents at June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017

Checking and bank deposits	$96,995	$55,682
Money market funds	8,677	1,036
Total	$105,672	$56,718

NOTE 3 – INVESTMENT SECURITIES

Our investments as of June 30, 2018 and December 31, 2017 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our investment securities at June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between July 2018 and April 2019) (held-to-maturity)	$20,573	$--	$17	$20,556
Total short-term investment securities	$20,573	$--	$17	$20,556

	December 31, 2017
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2018 and November 2018) (held-to-maturity)	$27,999	--	$35	$27,964
Total short-term investment securities	$27,999	--	$35	$27,964

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

As of June 30, 2018 and December 31, 2017, the fair values of cash and cash equivalents, restricted cash, accounts payable, and notes and interest payable, approximate their carrying value.

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

The cumulative liability including accrued and unpaid interest of the 5% Notes was approximately $17.9 million at June 30, 2018 and $17.5 million at December 31, 2017. No payments have been made on the 5% Notes as of June 30, 2018.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

As of December 31, 2013, as a result of expiring intellectual property rights and other factors, it was determined that net product cash flows from AST-726 were unlikely. As we have no other obligations under the 5% Notes aside from the net product cash flows and the conversion feature, the conversion feature was used to estimate the 5% Notes’ fair value as of June 30, 2018 and December 31, 2017. The assumptions, assessments and projections of future revenues are subject to uncertainties, difficult to predict, and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our condensed consolidated financial statements.

The following tables provide the fair value measurements of applicable financial liabilities as of June 30, 2018 and December 31, 2017:

(in thousands)	Financial liabilities at fair value as of June 30, 2018
	Level 1	Level 2	Level 3	Total

5% Notes	$--	$--	$210	$210
Total	$--	$--	$210	$210

	Financial liabilities at fair value as of December 31, 2017
	Level 1	Level 2	Level 3	Total

5% Notes	$--	$--	$128	$128
Total	$--	$--	$128	$128

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

The following table summarizes the changes in Level 3 instruments during the six months ended June 30, 2018:

(in thousands)

Fair value at December 31, 2017	$128
Interest accrued on face value of 5% Notes	436
Change in fair value of Level 3 liabilities	(354)
Fair value at June 30, 2018	$210

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

In July 2018, we filed a shelf registration statement on Form S-3 (the “2018 S-3”) pursuant to the Joint Venture and License Option Agreement, dated June 18, 2018, by and between TG Therapeutics, Inc. and Novimmune S.A. (“Novimmune”), pursuant to which we issued 216,294 common shares to Novimmune. The 2018 S-3 was declared effective in July 2018.

During the six months ended June 30, 2018, we sold a total of 7,733,949 shares of common stock under the 2017 ATM for aggregate total gross proceeds of approximately $106.3 million at an average selling price of $13.75 per share, resulting in net proceeds of approximately $104.5 million after deducting commissions and other transactions costs.

Subsequent to the second quarter, from July 1, 2018 through August 7, 2018, we sold an aggregate of 358,000 shares of common stock pursuant to the 2017 ATM for total gross proceeds of approximately $4.7 million at an average selling price of $13.00 per share, resulting in net proceeds of approximately $4.6 million after deducting commissions and other transactions costs.

The 2017 S-3 is currently our only active shelf registration statement, pursuant to which we can issue shares in an offering. After deducting shares already sold there is approximately $145.9 million of common stock that remains available for sale under the 2017 S-3. We may offer the securities under the 2017 S-3 from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that the 2017 S-3 provides us with the flexibility to raise additional capital to finance our operations as needed.

Equity Incentive Plans

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (“2012 Incentive Plan”) was approved by stockholders in June 2018. Pursuant to this amendment, 6,000,000 shares were added to the 2012 Incentive Plan. As of June 30, 2018, 560,000 options were outstanding and up to an additional 4,654,278 shares may be issued under the 2012 Incentive Plan.

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

Stock Options

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. We granted 560,000 and zero stock options during the six months ended June 30, 2018 and 2017, respectively.

The following table summarizes stock option activity for the three months ended June 30, 2018:

	Number of shares	Weighted- average exercise price	Weighted- average Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2017	--	$--	--	$--
Granted	560,000	11.56
Exercised	--	--
Forfeited	--	--
Expired	--	--
Outstanding at June 30, 2018	560,000	$11.56	9.65	$897,250

Exercisable at June 30, 2018	--	$11.56	--	$--

As of June 30, 2018, the stock options outstanding include options granted to both employees and non-employees which are milestone-based and vest upon certain corporate milestones. Stock-based compensation will be recorded if and when a milestone occurs.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted share activity for the six months ended June 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	6,321,643	$7.17
Granted	1,420,511	13.32
Vested	(1,521,550)	9.46
Forfeited	(130,661)	8.30
Outstanding at June 30, 2018	6,089,943	$8.01

Total expense associated with restricted stock grants was approximately $4.3 million and $1.5 million during the three months ended June 30, 2018 and 2017, respectively, and $11.6 million, and $7.5 million during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was approximately $11.0 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 1.2 years. The unrecognized compensation amount does not include, as of June 30, 2018, 1,128,011 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones; and 2,224,167 shares of restricted stock outstanding issued to non-employees, the expense for which is determined each reporting period at the measurement date. The expense for non-employee awards is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date.

NOTE 6 – NOTES PAYABLE

The following is a summary of notes payable:

	June 30, 2018			December 31, 2017
(in thousands)	Current portion, net	Non-current portion, net	Total	Current portion, net	Non-current portion, net	Total
Convertible 5% Notes Payable	$210	$-	$210	$128	$-	$128
Total	$210	$-	$210	$128	$-	$128

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

The cumulative liability including accrued and unpaid interest of these notes was approximately $17.9 million at June 30, 2018 and $17.5 million at December 31, 2017. No payments have been made on the 5% Notes as of June 30, 2018.

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

An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $38,000 for each of the three months ended June 30, 2018 and 2017, and $76,000 for each of the six months ended June 30, 2018 and 2017 and, at June 30, 2018 and December 31, 2017, have deferred revenue of approximately $1.1 million and $1.2 million, respectively, associated with this $2.0 million payment (approximately $152,000 of which has been classified in current liabilities at June 30, 2018 and December 31, 2017).

We may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to us on net sales of TG-1101 in the sublicense territory.

TG-1701: BTK

In January 2018, we entered into a global exclusive license agreement with Jiangsu Hengrui Medicine Co. (“Jiangsu”), to acquire worldwide intellectual property rights, excluding Asia but including Japan, and for the research, development, manufacturing, and commercialization of products containing or comprising of any of Jiangsu’s Bruton’s Tyrosine Kinase inhibitors containing the compounds of either TG1701 (SHR1459 or EBI1459) or TG1702 (SHR1266 or EBI1266). Pursuant to the agreement, in April 2018, we paid Jiangsu an upfront fee of $1.0 million in our common stock. Jiangsu is eligible to receive milestone payments totaling approximately $350 million upon and subject to the achievement of certain milestones. Various provisions allow for payments in conjunction with the agreement to be made in cash or our common stock, while others limit the form of payment. Royalty payments in the low double digits are due on net sales of licensed products and revenue from sublicenses.

TG-1801: anti-CD47/anti-CD19

In June 2018, we entered into a Joint Venture and License Option Agreement with Novimmune SA (“Novimmune”) to collaborate on the development and commercialization of Novimmune’s novel first-in-class anti-CD47/anti-CD19 bispecific antibody known as TG-1801 (previously NI-1701). The companies will jointly develop the product on a worldwide basis, focusing on indications in the area of hematologic B-cell malignancies. We serve as the primary responsible party for the development, manufacturing and commercialization of the product. Pursuant to the agreement, in June 2018 we paid Novimmnue an upfront payment of $3.0 million in our common stock. Further milestone payments will be paid based on early clinical development, and the Company will be responsible for the costs of clinical development of the product through the end of the Phase 2 clinical trials, after which the Company and Novimmune will be jointly responsible for all development and commercialization costs. The Company and Novimmune will each maintain an exclusive option, exercisable at specific times during development, for the Company to license the rights to TG-1801, in which case Novimmune is eligible to receive additional milestone payments totaling approximately $185 million as well as tiered royalties on net sales in the high single to low double digits upon and subject to the achievement of certain milestones.

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

Under the terms of the LFB License Agreement, we utilize LFB Group for certain development and manufacturing services. We incurred expenses of approximately $38,000 and $400,000 during the three months ended June 30, 2018 and 2017, respectively, and $0.2 million and $0.5 million during the six months ended June 30, 2018 and 2017, respectively, which have been included in other research and development expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2018 and December 31, 2017, we had approximately $37,000 and zero, respectively, recorded in accounts payable related to the LFB License Agreement.

Other Parties

In October 2014, we entered into an agreement (the “Office Agreement”) with Fortress Biotech, Inc. (“FBIO”), to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO, which is now our corporate headquarters. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.1 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. During the three and six months ended June 30, 2018, we recorded rent expense of approximately $0.3 million and $0.7 million, respectively, and at June 30, 2018, have deferred rent of approximately $1.4 million. As of June 30, 2018 and December 31, 2017, we have approximately $1.2 million and $0.6 million, respectively, of restricted cash pledged to secure a line of credit as a security deposit related to the Office Agreement. Mr. Weiss, our Executive Chairman and CEO, is also Executive Vice Chairman of FBIO.

Under the Office Agreement, we agreed to pay FBIO our portion of the build out costs, which have been allocated to us at the 45% rate mentioned above. The allocated buildout costs have been recorded in Leasehold Interest and will be amortized over the 15 year term of the Office Agreement. After an initial commitment of the 45% rate for a period of three (3) years, we and FBIO will determine actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. As of June 30, 2018, we had approximately $0.4 million recorded in accounts payable related to FBIO, none of which related to rent and build-out costs.

In July 2015, we entered into a Shared Services Agreement (the “Shared Services Agreement”) with FBIO to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. This Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $1.1 million and $0.7 million for shared services for the six months ended June 30, 2018 and 2017, respectively, and expenses of approximately $0.7 million and $0.4 million for the three months ended June 30, 2018 and 2017, primarily related to shared personnel.

              In May 2016, as part of a broader agreement with Jubilant Biosys (“Jubilant”), an India-based biotechnology company, we entered into a sublicense agreement (“JBET Agreement”) with Checkpoint Therapeutics, Inc. (“Checkpoint”), a subsidiary of FBIO, for the development and commercialization of Jubilant’s novel BET inhibitor program in the field of hematological malignancies. We paid Checkpoint an up-front licensing fee of $1.0 million in July 2016 and incurred expenses of $0.2 million in March 2017 for the first milestone achievement as part of the JBET Agreement which is recorded in other research and development in the accompanying consolidated statement of operations. As of June 30, 2018 and 2017, we had approximately $0.1 million and $0.8 million, respectively, recorded in accounts payable, related mostly to the JBET Agreement. Mr. Weiss is also the Executive Chairman of Checkpoint.

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

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases. Currently, we are developing two therapies targeting hematologic malignancies. TG-1101 (ublituximab) is a novel, glycoengineered monoclonal antibody that targets a unique epitope on the CD20 antigen found on mature B-lymphocytes. We are also developing TGR-1202 (umbralisib), an orally available PI3K delta inhibitor. The delta isoform of PI3K is strongly expressed in cells of hematopoietic origin and is believed to be important in the proliferation and survival of B-lymphocytes. Both TG-1101 and TGR-1202, or the combination which is referred to as "U2," are in Phase 3 clinical development for patients with hematologic malignancies, with TG-1101 also in Phase 3 clinical development for patients with multiple sclerosis. Additionally, we have recently brought our anti-PD-L1 monoclonal antibody into Phase 1 development and aim to bring additional pipeline assets into the clinic in the future.

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

Manufacturing of TG-1101 is currently performed by a contract manufacturer based in the US.

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

In September 2017, we announced that target enrollment in the UNITY-CLL trial was met and that we were extending enrollment until October 2017 for any additional identified study patients to be allowed in the trial. We expect top-line ORR data from this study to be reported in 2018.

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

The updated study, called UNITY-NHL, is entitled "A Phase 2b Randomized Study to Assess the Efficacy and Safety of the Combination of Ublituximab + TGR-1202 with or without bendamustine and TGR-1202 alone in Patients with Previously Treated Non-Hodgkin’s Lymphoma.” The DLBCL component is being led by Owen A. O'Connor, MD, PhD, Professor of Medicine and Experimental Therapeutics, and Director of the Center for Lymphoid Malignancies at Columbia University Medical Center, while the indolent NHL component of the study is being led by Nathan H. Fowler, MD, Associate Professor, Department of Lymphoma/Myeloma at the University of Texas MD Anderson Cancer Center, and the MCL component of the study is being led by Michael Wang MD, Director of Mantle Cell Lymphoma (MCL) Program of Excellence and Co-Director of Clinical Trials at The University of Texas MD Anderson Cancer Center. The primary objective of the study is to assess the efficacy of TGR-1202 alone, in combination with TG-1101, or in combination with TG-1101 and bendamustine in patients with previously treated NHL as measured by Overall Response Rate (ORR). The study will also provide important information as to the contribution of each agent, TGR-1202 and TG-1101, to the combination regimen of both agents, as well as the contribution of bendamustine to the combination regimen of both agents.

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

Data from this study was most recently presented at the 4th Congress of the European Academy of Neurology (EAN) in Lisbon, Portugal and at the American Academy of Neurology (AAN) 70th Annual Meeting in Los Angeles, California Additional data presentations are to be expected at upcoming medical conferences.

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

  In August 2018, we announced that target enrollment into the ULTIMATE I and II trials has been achieved, and that enrollment would continue into September 2018 to allow identified patients to participate in the study.

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

Clinical Trials Overview and Recent Developments

Initial clinical development of TGR-1202 was focused on establishing preliminary safety and efficacy in a wide variety of hematologic malignancies. Upon identification of safe and active doses of TGR-1202, a combination clinical trial program was opened, exploring TGR-1202 in combination with a variety of agents. In addition to the previously described study in combination with TG-1101 with or without the BTK inhibitor, ibrutinib, our current priority clinical trials for TGR-1202 include:

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

Single Agent TGR-1202 in Patients with Relapsed/Refractory Hematologic Malignancies

In January 2013, the Company initiated a Phase I, open label, multi-center, first-in-human clinical trial of TGR-1202 in patients with hematologic malignancies. The study entitled TGR-1202-101, "A Phase I Dose Escalation Study Evaluating the Safety and Efficacy of TGR-1202 in Patients with Relapsed or Refractory Hematologic Malignancies," is being run in collaboration with the Sarah Cannon Research Institute in Nashville, TN with Howard “Skip” Burris, MD, Executive Director, Drug Development as the acting Study Chair. Enrollment is open to patients with relapsed or refractory NHL, CLL, and other select hematologic malignancies. As of February 2016, this study has closed to enrollment

Data from this ongoing Phase I study was published in full in The Lancet Oncology in February 2018, including safety and efficacy information from 90 patients with relapsed or refractory b-cell malignancies, including patients with CLL and various forms of lymphoma treated with single agent umbralisib.

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

In June 2018, an update on the data was presented at the 23rd Congress of the European Hematology Association (EHA). The presentation included data pooled from 4 completed or ongoing Phase 1 or 2 studies containing umbralisib, focusing on 177 patients who have been on daily umbralisib for a minimum of 6 months. Patients were heavily pretreated, with 45% of patients having seen 3 or more prior lines of therapy. Umbralisib continued to exhibit a differentiated safety profile compared to prior generation PI3K delta inhibitors. Serious adverse events occurring in >1% of patients after 6 months on therapy were limited to pneumonia (3%), diarrhea (2%), and cellulitis (2%) with only 2% of patients discontinuing umbralisib as a result of diarrhea/colitis after being on umbralisib for more than 6 months.

TGR-1202 TKI Intolerance Study

In June 2018, at the 23rd Congress of the European Hematology Association (EHA), the Company presented data from 47 patients with CLL who were intolerant to prior BTK or PI3K delta inhibitor therapy who were then treated with single agent TGR-1202. TGR-1202 appeared to demonstrate a favorable safety profile in patients intolerant to prior ibrutinib (BTK) or idelalisib (PI3K) with only 13% discontinuing due to an adverse event, of which only one patient discontinued due to a recurrent adverse event (AE) also experienced with prior kinase inhibitor therapy. The median progression free survival (PFS) and overall survival has not been reached with a median follow-up of 9.5 months. Enrollment is now closed with patients continuing to be followed.

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

TG-1701: BTK

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

In June 2018, pre-clinical data for TG-1701, the BTK inhibitor, was presented at the 23rd Congress of the European Hematology Association in Stockholm, Sweden. TG-1701 is expected to enter the clinic in the second half of 2018.

TG-1801: anti-CD47/anti-CD19

In June 2018, we entered into a Joint Venture and License Option Agreement with Novimmune SA (“Novimmune”) to collaborate on the development and commercialization of Novimmune’s novel first-in-class anti-CD47/anti-CD19 bispecific antibody known as TG-1801 (previously NI-1701). The companies will jointly develop the product on a worldwide basis, focusing on indications in the area of hematologic B-cell malignancies.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2018 and 2017

License Revenue. License revenue was approximately $38,000 for each of the three months ended June 30, 2018 and 2017. License revenue is related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Stock Expense Associated with In-Licensing Agreement (Research and Development). Noncash stock expense associated with in-licensing agreement (research and development) amounted to $3.0 million for the three months ended June 30, 2018, as compared to zero during the comparable period in 2017. The expense during the three months ended June 30, 2018 was recorded in conjunction with the stock issued to Novimmune as an upfront payment for the license to the CD47/CD-19 program.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $0.9 million for the three months ended June 30, 2018, as compared to $1.3 million during the comparable period in 2017. The decrease in noncash compensation expense was primarily related to a decrease in the measurement date fair value of certain consultant restricted stock during the period ended June 30, 2018.

Other Research and Development Expenses. Other research and development expenses increased by $9.4 million to $34.8 million for the three months ended June 30, 2018, as compared to $25.4 million for the three months ended June 30, 2017.  The increase was mainly due to the ongoing clinical development programs and related manufacturing costs for TG-1101 and TGR-1202 during the three months ended June 30, 2018. We expect our other research and development costs to remain relatively consistent for the remainder of 2018 as we complete enrollment in our registration directed clinical trials and we prepare for potential commercialization.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants increased by $3.2 million to $3.4 million for the three months ended June 30, 2018, as compared to $0.2 million for the three months ended June 30, 2017. The increase in noncash compensation expense was primarily related to greater compensation expense during the three months ended June 30, 2018 related to restricted stock granted to executive personnel.

Other General and Administrative Expenses. Other general and administrative expenses increased by $0.8 million to $2.3 million for the three months ended June 30, 2018, as compared to $1.5 million for the three months ended June 30, 2017.  The increase was due primarily to rent related expenses of our office space, as well as increased personnel and other general and administrative costs. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2018.

Other (Income) Expense. Other income increased by approximately $0.1 million to approximately $0.2 million for the three months ended June 30, 2018, as compared to approximately $70,000 for the three months ended June 30, 2017. The increase is mainly due to an increase in interest income for the three months ended June 30, 2018.

Six months ended June 30, 2018 and 2017

License Revenue. License revenue was approximately $0.1 million for each of the six months ended June 30, 2018 and 2017. License revenue for the six months ended June 30, 2018 and 2017 was related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong.

Noncash Stock Expense Associated with In-Licensing Agreement (Research and Development). Noncash stock expense associated with in-licensing agreement (research and development) amounted to $4.0 million for the six months ended June 30, 2018, as compared to zero during the comparable period in 2017. The expense during the six months ended June 30, 2018 was recorded in conjunction with the stock issued to Novimmune and Jiangsu Hengrui as upfront payments for the licenses to the CD47/CD19 and BTK programs, respectively.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants remained consistent between the two periods totaling $3.7 million for the six months ended June 30, 2018, as compared to $3.6 million during the comparable period in 2017.

Other Research and Development Expenses. Other research and development expenses increased by $20.2 million to $66.0 million for the six months ended June 30, 2018, as compared to $45.8 million for the six months ended June 30, 2017. The increase in other research and development expenses was due primarily to new and ongoing clinical development programs and related manufacturing costs for TG-1101 and TGR-1202 during the six months ended June 30, 2018. We expect our other research and development costs to remain relatively consistent for the remainder of 2018 as we complete enrollment in our registration directed clinical trials and we prepare for potential commercialization.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants increased by $4.0 million to $7.9 million for the six months ended June 30, 2018, as compared to $3.9 million for the six months ended June 30, 2017. The increase in noncash compensation expense was primarily related to greater compensation expense during the six months ended June 30, 2018 related to restricted stock granted to executive personnel.

Other General and Administrative Expenses. Other general and administrative expenses increased by $1.5 million to $4.4 million for the six months ended June 30, 2018, as compared to $2.9 million for the six months ended June 30, 2017. The increase was due primarily to rent related expenses of our new office space, as well as increased personnel and other general and administrative costs. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2018.

Other (Income) Expense. Other income increased by $0.2 million to approximately $0.3 million for the six months ended June 30, 2018, as compared to approximately $11,000 for the six months ended June 30, 2017. The increase is mainly due to an increase in interest income for the six months ended June 30, 2018.

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

As of June 30, 2018, we had approximately $126.3 million in cash, cash equivalents, investment securities, and interest receivable. The Company believes its cash, cash equivalents, investment securities, and interest receivable on hand as of June 30, 2018 combined with the additional capital raised in the third quarter of 2018 will be sufficient to fund the Company’s planned operations into the fourth quarter of 2019. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Cash used in operating activities for the six months ended June 30, 2018 was $62.2 million as compared to $49.1 million for the six months ended June 30, 2017. The increase in cash used in operating activities was due primarily to increased expenditures associated with our clinical development programs for TG-1101 and TGR-1202.

For the six months ended June 30, 2018, net cash provided by investing activities was $7.4 million as compared to $11.0 million for the six months ended June 30, 2017. The decrease in net cash provided by investing activities was primarily due to greater investment in treasury securities during the six months ended June 30, 2018.

For the six months ended June 30, 2018 and 2017, net cash provided by financing activities of $104.5 million and $90.7 million, respectively, related primarily to proceeds from the issuance of common stock as part of our ATM program.

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

Revenue Recognition. We recognize license revenue in accordance with the revenue recognition guidance of ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASC 606”). We analyze each element of our licensing agreement to determine the appropriate revenue recognition. The terms of the license agreement may include payments to us of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. We recognize revenue from upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for a promise to transfer more than one good or service to the customer, in which case we would account for each promised good or service as a performance obligation only if it is (1) distinct or (2) a series of distinct goods or services that are substantially the same and have the same pattern of transfer. For each performance obligation, we would determine whether we satisfy the performance obligation over time by transferring control of a good or service over time. To determine whether our promise is to provide a right to access its intellectual property or a right to use its intellectual property, we would consider the nature of the intellectual property to which the customer will have rights. We have symbolic intellectual property, derived from our association with ongoing activities, including our ordinary business activities. We recognize milestone payments as revenue upon the achievement of specified milestones only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2018-11, “Leases - Targeted Improvements” (“ASU 2018-11”) as an update to ASU 2016-02, Leases (“ASU 2016-02” or “Topic 842”) issued on February 25, 2016. ASU 2016-02 is effective for public business entities for fiscal years beginning January 1, 2019. ASU 2016-02 required companies to adopt the new leases standard at the beginning of the earliest period presented in the financial statements, which is January 1, 2017, using a modified retrospective transition method where lessees must recognize lease assets and liabilities for all leases even though those leases may have expired before the effective date of January 1, 2017. Lessees must also provide the new and enhanced disclosures for each period presented, including the comparative periods.

ASU 2018-11 provides an entity with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). An entity that elects this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments do not change the existing disclosure requirements in Topic 840. An entity shall apply the effects of modification using one of the following two methods:

●
Retrospectively to each prior reporting period presented in the financial statements with the cumulative effect of initially applying ASU 2018-11 recognized at the beginning of the earliest comparative period presented. Under this transition method, the application date shall be the later of the beginning of the earliest period presented in the financial statements and the commencement date of the lease.

●
Retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. Under this transition method, the application date shall be the beginning of the reporting period in which the entity first applies ASU 2018-11.

ASU 2018-11 is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with earlier adoption permitted. We are currently evaluating the impact the adoption of ASU 2018-11 will have on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 expands the scope of FASB Topic 718, Compensation – Stock Compensation (“Topic 718”) to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should only remeasure equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Upon transition, the entity is required to measure these nonemployee awards at fair value as of the adoption date. The entity must not remeasure assets that are completed. Disclosures required at transition include the nature of and reason for the change in accounting principle and, if applicable, quantitative information about the cumulative effect of the change on retained earnings or other components of equity.

ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We are currently evaluating the impact the adoption of ASU 2018-07 will have on our consolidated financial statements.

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

ASU 2017-09 is effective for annual and interim periods beginning on or after December 15, 2017. Early adoption is permitted for public business entities for reporting periods for which financial statements have not yet been issued, and all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments should be applied prospectively to an award modified on or after the adoption date. The Company adopted ASU 2017-09 on January 1, 2018. The adoption of ASU 2017-09 did not have a material effect on our consolidated financial statements as of June 30, 2018.

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

ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The Company adopted ASU 2017-01 on January 1, 2018. The adoption of ASU 2017-01 did not have a material effect on our consolidated financial statements as of June 30, 2018.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows – Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period for the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 does not provide a definition of restricted cash or restricted cash equivalents, and does not change the balance sheet presentation for such items. The Company adopted ASU 2016-18 on January 1, 2018. The adoption of ASU 2016-18 did not have a material effect on our consolidated financial statements as of June 30, 2018.

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

ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. The standard allows for two transition methods - full retrospective, in which the standard is applied to each prior reporting period presented, or modified retrospective, in which the cumulative effect of initially applying the standard is recognized at the date of initial adoption. The Company adopted ASU 2014-09 on January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material effect on our condensed consolidated financial statements as of June 30, 2018.

Other pronouncements issued by the FASB or other authoritative accounting standards with future effective dates are either not applicable or not significant to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of June 30, 2018, our portfolio of financial instruments consists of cash equivalents, including bank deposits, and investments. Due to the short-term nature of our investments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because we license our intellectual property from third parties and we expect to continue to in-license additional intellectual property rights, if there is any dispute between us and our licensor regarding our rights under a license agreement, our ability to develop and commercialize our product candidates may be adversely affected. Disputes may arise with the third parties from whom we license our intellectual property rights from for a variety of reasons, including:

●
the scope of rights granted under the license agreement and other interpretation-related issues;
●
the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the license agreement;
●
the sublicensing of patent and other rights under our collaborative development relationships and obligations associated with sublicensing;
●
our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
●
the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
●
the priority of invention of patented technology.

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

In order to submit and maintain an Investigational New Drug application (“IND”), Biologics License Application (“BLA”), or New Drug Application (“NDA”) to the United States Food and Drug Administration (“FDA”), it is necessary to submit all information on the clinical, non-clinical, chemistry, manufacturing, controls and quality aspects of the product candidate. We rely on our third party contractors and our licensing partners to provide a significant portion of this data. If we are unable to obtain this data, or the data is not sufficient to meet the regulatory requirements, we may experience significant delays in our development programs. Additionally, an IND must be active in each division in which we intend to conduct clinical trials. Currently we do not have an active IND for any of the IRAK4, BTK, or BET inhibitors, nor for our anti-GITR or anti-CD47/ anti-CD-19 antibodies. Additionally, there can be no assurance given that any of the molecules under development in our IRAK4, BTK, or BET inhibitor program or in our anti-GITR or anti-CD47/ anti-CD-19 antibody research programs will demonstrate sufficient pharmacologic properties during pre-clinical evaluation to advance to IND enabling studies, or that such IND enabling studies, if any are conducted, will provide data sufficient to support the filing of an IND, or that such IND, if filed, would be accepted by any FDA division under which we would seek to develop any product candidate. While we maintain an active IND for TG-1101 and TGR-1202 enabling the conduct of studies in the FDA’s Division of Hematology and Oncology, and an active IND for TG-1101 under the FDA’s Division of Neurology, there can be no assurance that we will be successful in obtaining an active IND for these drugs in any other division under whose supervision we may seek to develop our product candidates, or that the FDA will allow us to continue the development of our product candidates in those divisions where we maintain an active IND.

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

We plan on conducting additional Phase I, II and III clinical trials for TG-1101 and TGR-1202. Early clinical results seen with TG-1101 and TGR-1202 in a small number of patients may not be reproduced in expanded or larger clinical trials. Additionally, individually reported outcomes of patients treated in clinical trials may not be representative of the entire population of treated patients in such studies. Further, larger scale Phase III studies, which are often conducted internationally, are inherently subject to increased operational risks compared to earlier stage studies, including the risk that the results could vary on a region to region, or country to country basis which could materially adversely affect the study’s outcome or the opinion of the validity of the study results by applicable regulatory agencies. Early clinical trial results from interim analysis or from the review of a Data Safety Monitoring Board (“DSMB”) or similar safety committee may not be reflective of the results of the entire study, when completed. Additionally, many of the results reported in our early clinical trials rely on local investigator assessed safety and efficacy outcomes which may differ from results assessed in a blinded, independent, centrally reviewed manner, often required of adequate and well controlled registration directed clinical trials which may be undertaken at a later date. If the results from expansion cohorts or later trials are different from those found in the earlier studies of TG-1101 and TGR-1202, we may need to terminate or revise our clinical development plan, which could extend the time for conducting our development program and could have a material adverse effect on our business. Our IRAK4, BTK, BET, anti-CD47/ anti-CD-19, and anti-GITR programs are all in pre-clinical development and no assurance can be given that they will advance into clinical development. If the results from additional pre-clinical studies or early clinical trials differ from those found in earlier studies, our clinical development plans and timelines for this program could be adversely affected which could have a material adverse effect on our business. Many drugs fail in the early stages of clinical development for safety and tolerability issues and accordingly if our pre-clinical assets advance into clinical development, no assurance can be made that a safe and efficacious dose can be found.

If we are unable to successfully complete our clinical trial programs, or if such clinical trials take longer to complete than we project, our ability to execute our current business strategy will be adversely affected.

Whether or not and how quickly we complete clinical trials is dependent in part upon the rate at which we are able to engage clinical trial sites and, thereafter, the rate of enrollment of patients, and the rate we collect, clean, lock and analyze the clinical trial database. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and whether existing or new drugs are approved for the indication we are studying. We are aware that other companies are currently conducting or planning clinical trials that seek to enroll patients with the same diseases that we are studying. Certain clinical trials are designed to continue until a pre-determined number of events have occurred in the patients enrolled. Trials such as this are subject to delays stemming from patient withdrawal and from lower than expected event rates. They may also incur additional costs if enrollment is increased in order to achieve the desired number of events. If we experience delays in identifying and contracting with sites and/or in patient enrollment in our clinical trial programs, we may incur additional costs and delays in our development programs, and may not be able to complete our clinical trials in a cost-effective or timely manner. In addition, conducting multi-national studies adds another level of complexity and risk. We are subject to events affecting countries outside the United States. Negative or inconclusive results from the clinical trials we conduct or unanticipated adverse medical events could cause us to have to repeat or terminate the clinical trials.

In September 2015 we announced a Phase 3 clinical trial for the combination of TG-1101 + TGR-1202 for patients with Chronic Lymphocytic Leukemia (“CLL”), which is being conducted pursuant to a Special Protocol Assessment (“SPA”) with the FDA and in August 2017 we announced an SPA for our registration program for TG-1101 in relapsing forms of Multiple Sclerosis (“MS”). Many companies which have been granted SPAs and/or the right to utilize the FDA’s Fast Track or accelerated approval process have ultimately failed to obtain final approval to market their drugs. Since we are seeking approvals under SPAs for some of our product registration strategies, based on protocol designs negotiated with the FDA, we may be subject to enhanced scrutiny. Further, any changes or amendments to a protocol that is being conducted under SPA will have to be reviewed and approved by the FDA to verify that the SPA agreement is still valid. Even if the primary endpoint in a Phase 3 clinical trial is achieved, a SPA does not guarantee approval. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee prior to making its final decision.

The sufficiency of our GENUINE trial results for approval are subject to FDA’s discretion.

Obtaining accelerated approval for an agent requires demonstration of meaningful benefit over available therapies. While we believe we have an understanding of what is considered available therapy today, ultimately the determination of what constitutes available therapy is wholly up to the FDA and is subject to change. In October 2017, we announced the outcome of a meeting with the FDA regarding the use of the results from the GENUINE Phase 3 trial to support a BLA filing for accelerated approval of TG-1101 in combination with ibrutinib. As part of the discussion, the FDA also guided that if one or more agents obtained full approval before we could obtain accelerated approval, those agents could be considered available therapy, and we would need to show meaningful benefit over those agents as well. No assurance can be given that other agents will not receive full approval prior to our potential receipt of accelerated approval. If that were to occur, no assurance can be given that we would be successful in proving meaningful benefit over those later approved drugs. If we were unable to prove meaningful benefit over any such agents, we would be effectively blocked from receiving accelerated approval.

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

The GENUINE study in its final form was not powered for progression-free survival (“PFS”). There can be no assurance given that we will reach agreement with the FDA on an acceptable use of PFS data from GENUINE to support approval of TG-1101, or even if an agreement is reached, that the PFS results of TG-1101 will be positive and/or sufficient to support a regulatory approval of TG-1101.

Any product candidates we may advance through clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals or “fast track” or “priority review” status to commercialize our product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates or any future product candidates are subject to extensive regulation by the FDA in the United States and by comparable health authorities worldwide. In the United States, we are not permitted to market our product candidates until we receive approval of a BLA or NDA from the FDA. The process of obtaining BLA and NDA approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Approval policies or regulations may change and the FDA has substantial discretion in the pharmaceutical approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Even with “fast track” or “priority review” status which we intend to seek for our product candidates, where possible, including with regard to TG-1101, such designations do not necessarily mean a faster development process or regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. In addition, the FDA may require post-approval clinical trials or studies which also may be costly. The FDA approval for a limited indication or approval with required warning language, such as a boxed warning, could significantly impact our ability to successfully market our product candidates. Finally, the FDA may require adoption of a Risk Evaluation and Mitigation Strategy (“REMS”) requiring prescriber training, post-market registries, or otherwise restricting the marketing and dissemination of these products. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. Assuming successful clinical development, we intend to seek product approvals in countries outside the United States. As a result, we would be subject to regulation by the European Medicines Agency (“EMA”), as well as the other regulatory agencies in these countries.

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

In addition, raising questions about the safety of marketed pharmaceuticals may result in increased cautiousness by the FDA and other regulatory authorities in reviewing new pharmaceuticals based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Regulatory approvals for our product candidates may not be obtained without lengthy delays, if at all. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us from commercializing our product candidates.

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

We have not completed testing of any of our product candidates for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent that adverse events, if any, will be observed in patients who receive any of our product candidates. To date, clinical trials using TG-1101 and TGR-1202 have demonstrated a toxicity profile that was deemed acceptable by the investigators performing such studies. Such interpretation may not be shared by future investigators or by the FDA and in the case of TG-1101 and TGR-1202, even if deemed acceptable for oncology applications, it may not be acceptable for diseases outside the oncology setting, and likewise for any other product candidates we may develop. Additionally, the severity, duration and incidence of adverse events may increase in larger study populations. With respect to both TG-1101 and TGR-1202, the toxicity when manufactured under different conditions and in different formulations is not known, and it is possible that additional and/or different adverse events may appear upon the human use of those formulations and those adverse events may arise with greater frequency, intensity and duration than in the current formulation. Should we not be able to adequately demonstrate analytical comparability between drug product manufactured under different conditions, the introduction of such new drug product into ongoing trials also has the potential to confound the interpretation of the results or complicate the statistical analysis of such trial. Further, with respect to TGR-1202, although approximately one thousand patients have been dosed amongst all ongoing TGR-1202 studies, the full adverse effect profile of TGR-1202 is not known. It is also unknown as additional patients are exposed for longer durations to TGR-1202, whether greater frequency and/or severity of adverse events are likely to occur. Common toxicities of other drugs in the same class as TGR-1202 include high levels of liver toxicity, infections and colitis, the latter of which notably has presented with later onset, with incidence increasing with duration of exposure. To date, the incidence of these events has been limited for TGR-1202, however no assurance can be given that this safety and tolerability profile will continue to be demonstrated in the future as higher doses, longer durations of exposure, and multiple drug combinations are explored. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain marketing approval and generate revenues from its sale, or even if approved for sale may lack differentiation from competitive products, which could have a material adverse impact on our business and operations.

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
●
we may be required to change the way the product is administered or, conduct additional clinical trials;
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

Once a clinical trial has begun, patient recruitment and enrollment may be slower than we anticipate. Clinical trials may also be delayed as a result of ambiguous or negative interim results. Further, a clinical trial may be suspended or terminated by us, an IRB, an ethics committee or a DSMC overseeing the clinical trial, any of our clinical trial sites with respect to that site or the FDA or other regulatory authorities due to a number of factors, including:

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

We expect to operate a portion of our business in certain countries through subsidiaries or through supply and marketing arrangements. In those countries, where we have limited experience in operating subsidiaries and in reviewing equity investees, we will be subject to additional risks related to complying with a wide variety of national and local laws, including restrictions on the import and export of certain intermediates, drugs, technologies and multiple and possibly overlapping tax laws. In addition, we may face competition in certain countries from companies that may have more experience with operations in such countries or with international operations generally. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees hired in different countries into our existing corporate culture. If we do not effectively manage our operations in these subsidiaries and review equity investees effectively, or if we fail to manage our alliances, we may lose money in these countries and it may adversely affect our business and results of our operations. In all interactions with foreign regulatory authorities, we are exposed to liability risks under the Foreign Corrupt Practices Act or similar anti-bribery laws.

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

The cancer indications for which we are developing our products have a number of established therapies with which we will compete. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing new cancer development programs for the treatment of Non-Hodgkin’s Lymphoma (“NHL”), CLL, and other B-cell proliferative malignancies, including both therapies with traditional, as well as novel, mechanisms of action. Additionally, numerous established therapies exist for the autoimmune disorders for which we are developing TG-1101, including and in particular, MS.

If approved, we expect TG-1101 to compete directly with Roche Group’s Rituxan® (rituximab) and Gazyva® (obinutuzumab or GA-101), and Novartis’ Arzerra® (ofatumumab) among others, each of which is currently approved for the treatment of various diseases including NHL and CLL. In addition, a number of pharmaceutical companies are developing antibodies targeting CD20, CD19, and other B-cell associated targets, chimeric antigen receptor T-cell (“CAR-T”) immunotherapy, and other B-cell ablative therapy which, if approved, would potentially compete with TG-1101 both in oncology settings as well as in autoimmune disorders. In 2017, the Roche Group’s anti-CD20 antibody ocrelizumab was approved for the treatment of MS. Genmab and GSK’s (ofatumumab) is also under clinical development for patients with MS. New developments, including the development of other pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace.

With respect to TGR-1202, there are several PI3K delta targeted compounds both approved, such as Gilead’s Zydelig® (idelalisib) and Bayer’s Aliqopa™ (copanlisib), and in development, including, but not limited to, Verastem’s duvelisib which if approved we would expect to compete directly with TGR-1202. In addition, there are numerous other novel therapies targeting similar pathways to TGR-1202 that are both approved and in development, which could also compete with TGR-1202 in similar indications, such as the BTK inhibitor, ibrutinib (FDA approved for MCL, CLL, Marginal Zone Lymphoma and WM and marketed by AbbVie and Janssen), the BTK inhibitor acalabrutinib (FDA approved for MCL and marketed by AstraZeneca), or the BCL-2 inhibitor venetoclax (FDA approved for CLL and marketed by AbbVie and Roche).

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

We rely completely on third parties to manufacture our preclinical and clinical pharmaceutical supplies and we intend to rely on third parties to produce commercial supplies of any approved product candidate, and the commercialization of any of our product candidates could be stopped, delayed or made less profitable if those third parties fail to obtain approval of the FDA, fail to provide us with sufficient quantities of pharmaceutical product or fail to do so at acceptable quality levels or prices.

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted only after we submit a BLA or NDA to the FDA, if at all. We do not control the manufacturing process of our product candidates and are completely dependent on our contract manufacturing partners for compliance with the FDA’s requirements for manufacture of finished pharmaceutical products (good manufacturing practices, or “GMP”). If our contract manufacturers cannot successfully manufacture material that conforms to our target product specifications, patent specifications, and/or the FDA’s strict regulatory requirements of safety, purity and potency, we will not be able to secure and/or maintain FDA approval for our product candidates. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If our contract manufacturers cannot meet FDA standards, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates. No assurance can be given that a long-term, scalable manufacturer can be identified or that they can make clinical and commercial supplies of our product candidates that meets the product specifications of previously manufactured batches, or is of a sufficient quality, or at an appropriate scale and cost to make it commercially feasible. If they are unable to do so, it could have a material adverse impact on our business.

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

A pharmaceutical product candidate cannot be marketed in the United States or other countries until we have completed a rigorous and extensive regulatory review processes, including approval of a brand name. Any brand names we intend to use for TG-1101, TGR-1202 or any future product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the United States Patent and Trademark Office(“USPTO”). The FDA typically conducts a review of proposed product brand names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product brand name if it believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product brand names, we may be required to adopt an alternative brand name for TG-1101, TGR-1202 or any future product candidates. If we adopt an alternative brand name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize TG-1101, TGR-1202, or any future product candidates.

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

President Trump ran for office on a platform that supported the repeal of the ACA, and one of his first actions after his inauguration was to sign an Executive Order instructing federal agencies to waive or delay requirements of the ACA that impose economic or regulatory burdens on states, families, the health-care industry and others. Modifications to or repeal of all or certain provisions of the ACA have been attempted in Congress as a result of the outcome of the recent presidential and congressional elections, consistent with statements made by the incoming administration and members of Congress during the presidential and congressional campaigns and following the election. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law. However, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. In March 2017, following the passage of the budget resolution for fiscal year 2017, the United States House of Representatives passed legislation known as the American Health Care Act of 2017, which, if enacted, would amend or repeal significant portions of the ACA. Attempts in the Senate in 2017 to pass ACA repeal legislation, including the Better Care Reconciliation Act of 2017, so far have been unsuccessful.

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

As of August 1, 2018, we had 96 full and part time employees. Over time, we will need to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue research and development activities, and commercialize our product candidates. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth, and various projects requires that we:

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

In addition to FDA restrictions on the marketing of pharmaceutical and biotechnology products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical and medical device industries, as well as consulting or other service agreements with physicians or other potential referral sources and regulate the use and disclosure of identifiable patient information. These laws include anti-kickback statutes and false claims statutes that prohibit, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or, in return for, purchasing, leasing, ordering, recommending or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally-financed healthcare programs, and knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and any practices we adopt may not, in all cases, meet all of the criteria for safe harbor protection from anti-kickback liability. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment. Any challenge to its business practices under these laws could have a material adverse effect on our business, financial condition, and results of operations. Finally, the Health Insurance Portability and Accountability Act (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or (“HITECH”), their respective implementing regulations and similar state laws and regulations, impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. In the event our operations result in our receiving such information, we could become subject to the requirements of these laws and regulations, including potential civil and criminal penalties.

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

The timelines and projections in this report are predicated upon the assumption that we will raise additional financing in the future to continue the development of our product candidates. In the event we do not successfully raise subsequent financing, our product development activities will necessarily be curtailed commensurate with the magnitude of the shortfall. If our product development activities are slowed or stopped, we would be unable to meet the timelines and projections outlined in this filing. Failure to progress our product candidates as anticipated will have a negative effect on our business, future prospects, and ability to obtain further financing on acceptable terms, if at all, and the value of the enterprise.

We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission (“SEC”), and the rules of any stock exchange on which we may become listed. These rules impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our team has devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our Board committees or as executive officers.

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

Our commercial success depends on obtaining and maintaining patent protection and trade secret protection in the United States and other countries with respect to our product candidates or any future product candidate that we may license or acquire, their formulations and uses and the methods we use to manufacture them, as well as successfully defending these patents against third-party challenges. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and product candidates, and by maintenance of our trade secrets through proper procedures. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them in the market they are being used or developed. If any of our licensors or partners fails to appropriately prosecute and maintain patent protection for these product candidates, our ability to develop and commercialize these product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. This failure to properly protect the intellectual property rights relating to these product candidates could have a material adverse effect on our financial condition and results of operations.

Currently, the composition of matter patent and several method of use patents for TG-1101 and TGR-1202 in various indications and settings have been applied for but have not yet been issued, or have been issued in certain territories but not under all jurisdictions in which such applications have been filed. While composition of matter patents have been granted in the United States for TG-1101 and TGR-1202, no patents to date have been issued for our IRAK4 inhibitor, BET inhibitor, BTK inhibitor and anti-PD-L1 and anti-GITR programs. There can be no guarantee that any of these patents for which an application has already been filed, nor any patents filed in the future for our product candidates will be granted in any or all jurisdictions in which there were filed, or that all claims initially included in such patent applications will be allowed in the final patent that is issued. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our partners will be successful in protecting our product candidates by obtaining and defending patents.

These risks and uncertainties include the following:

●
the patent applications that we or our partners file may not result in any patents being issued;
●
patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked or circumvented, or otherwise may not provide any competitive advantage;
●
as of March 16, 2013, the United States converted from a “first to invent” to a “first to file” system. If we do not win the filing race, we will not be entitled to inventive priority;
●
our competitors, many of which have substantially greater resources than we do, and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate its ability to make, use, and sell our potential products either in the United States or in international markets;
●
there may be significant pressure on the United States government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful as a matter of public policy regarding worldwide health concerns; and
●
countries other than the United States may have less restrictive patent laws than those upheld by United States courts, allowing foreign competitors the ability to exploit these laws to create, develop, and market competing products.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has in recent years been the subject of much litigation. In addition, no consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States , and we may fail to seek or obtain patent protection in all major markets. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. For example, the federal courts of the United States have taken an increasingly dim view of the patent eligibility of certain subject matter, such as naturally occurring nucleic acid sequences, amino acid sequences and certain methods of utilizing same, which include their detection in a biological sample and diagnostic conclusions arising from their detection. Such subject matter, which had long been a staple of the biotechnology and biopharmaceutical industry to protect their discoveries, is now considered, with few exceptions, ineligible in the first instance for protection under the patent laws of the United States. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in those licensed from a third-party.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include changes to transition from a “first-to-invent” system to a “first-to-file” system and to the way issued patents are challenged. The formation of the Patent Trial and Appeal Board now provides a quicker and less expensive process for challenging issued patents.

We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter parties review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. The costs of these proceedings could be substantial and it is possible that our efforts to establish priority of invention would be unsuccessful, resulting in a material adverse effect on our United States patent position. An adverse determination in any such submission, patent office trial, proceeding or litigation could reduce the scope of, render unenforceable, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Our commercial success also depends upon our ability and the ability of any of our future collaborators to develop, manufacture, market and sell our product candidates without infringing the proprietary rights of third parties. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing products, some of which may be directed at claims that overlap with the subject matter of our intellectual property. For example, Roche has the Cabilly patents in the United States that block the commercialization of antibody products derived from a single cell line, like TG-1101. Also, Roche, Biogen Idec, and Genentech hold patents for the use of anti-CD20 antibodies utilized in the treatment of CLL in the United States. While these patents have been challenged, to the best of our knowledge, those matters were settled in a way that permitted additional anti-CD20 antibodies to be marketed for CLL. If those patents are still enforced at the time we are intending to launch TG-1101, then we will need to either prevail in a litigation to challenge those patents or negotiate a settlement agreement with the patent holders. If we are unable to do so we may be forced to delay the launch of TG-1101 or launch at the risk of litigation for patent infringement, which may have a material adverse effect on our business and results of operations.

In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product candidates or proprietary technologies may infringe. Similarly, there may be issued patents relevant to our product candidates of which we are not aware. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after a first filing, or in some cases not at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in patents or pending patent applications that we own or licensed, or that we or our licensors were the first to file for patent protection of such inventions.

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

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which typically are very expensive, time-consuming and disruptive of day-to-day business operations. Any claims we assert against accused infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents; or provoke those parties to petition the USPTO to institute inter parties review against the asserted patents, which may lead to a finding that all or some of the claims of the patent are invalid. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly. Furthermore, adverse results on United States patents may affect related patents in our global portfolio. The adverse result could also put related patent applications at risk of not issuing.

Interference proceedings provoked by third parties or brought by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our collaborators or licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. The costs of these proceedings could be substantial. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States.

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

As of June 30, 2018, we had approximately $126.3 million in cash, cash equivalents, investment securities, and interest receivable, which in addition to the capital raised in the third quarter of 2018, will be sufficient to fund our planned operations into the fourth quarter of 2019. As a result, we will need additional capital to continue our operations beyond that time. Required additional sources of financing to continue our operations in the future might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned preclinical and clinical trials or obtain approval of any of our product candidates from the FDA or any foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which would have a dilutive effect to stockholders.

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

We have never been profitable and, as of June 30, 2018, we had an accumulated deficit of $440.5 million. We have generated operating losses in all periods since we were incorporated. We expect to make substantial expenditures resulting in increased operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial efforts for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Our tax position could be affected by recent changes in United States federal income tax laws.

On December 22, 2017, legislation commonly referred to as the “Tax Cuts and Jobs Act” was signed into law and is generally effective after December 31, 2017. The Tax Cuts and Jobs Act makes significant changes to the United States federal income tax rules for taxation of individuals and business entities. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. For corporations, the Tax Cuts and Jobs Act reduces the top corporate income tax rate to 21% and repeals the corporate alternative minimum tax, limits the deduction for net interest expense, limits the deduction for net operating losses and eliminates net operating loss carrybacks, modifies or repeals many business deductions and credits, shifts the United States toward a more territorial tax system, and imposes new taxes to combat erosion of the United States federal income tax base. The Tax Cuts and Jobs Act makes numerous other large and small changes to the federal income tax rules that may affect potential investors and may directly or indirectly affect us. We continue to examine the impact this tax reform legislation may have on our business. However, the effect of the Tax Cuts and Jobs Act on us and our affiliates, whether adverse or favorable, is uncertain, and may not become evident for some period of time. This document does not discuss such legislation or the manner in which it might affect us or purchasers of our common stock. Prospective investors are urged to consult with their legal and tax advisors with respect to the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals, and their potential effects on them based on their unique circumstances.

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

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

10.20	License Agreement between TG Therapeutics, Inc. and Novimmune S.A., dated June 18, 2018. *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2018.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2018.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2018.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2018.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

* Subject to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: August 9, 2018	By:	/s/ Sean A. Power
Sean A. Power Chief Financial Officer Principal Financial and Accounting Officer