Form 10-Q
period 2018-09-30
TG THERAPEUTICS, INC.
filed 2018-11-09
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-30929
__________________
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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐ No ☒

There were 82,897,273 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 5, 2018.

TG THERAPEUTICS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$70,718	$56,718
Short-term investment securities	27,024	27,999
Interest receivable	80	108
Prepaid research and development	11,389	8,056
Other current assets	526	437
Total current assets	109,737	93,318
Restricted cash	1,239	587
Leasehold interest, net	2,331	2,429
Equipment, net	268	248
Goodwill	799	799
Total assets	$114,374	$97,381

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$37,917	$25,877
Accrued compensation	2,082	1,800
Current portion of deferred revenue	152	152
Notes payable	91	128
Total current liabilities	40,242	27,957
Deferred rent	1,436	1,364
Deferred revenue, net of current portion	952	1,067
Total liabilities	42,630	30,388
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share 10,000,000 shares authorized, none issued and outstanding as of September 30, 2018 and December 31, 2017)	--	--
Common stock, $0.001 par value per share (150,000,000 shares authorized, 82,973,332 and 73,181,750 shares issued; 82,932,023 and 73,140,441 shares outstanding at September 30, 2018 and December 31, 2017, respectively)	83	73
Additional paid-in capital	546,380	422,017
Treasury stock, at cost, 41,309 shares at September 30, 2018 and December 31, 2017	(234)	(234)
Accumulated deficit	(474,485)	(354,863)
Total stockholders’ equity	71,744	66,993
Total liabilities and stockholders’ equity	$114,374	$97,381

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
Condensed Consolidated Statements of Operations
 (in thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

License revenue	$38	$38	$114	$114

Costs and expenses:
Research and development:
Non-cash stock expense associated with in–licensing agreements	-	-	4,000	-
Noncash compensation	644	1,814	4,391	5,387
Other research and development	32,754	25,335	98,724	71,150
Total research and development	33,398	27,149	107,115	76,537

General and administrative:
Noncash compensation	(817)	3,076	7,037	6,988
Other general and administrative	1,785	1,398	6,212	4,266
Total general and administrative	968	4,474	13,249	11,254

Total costs and expenses	34,366	31,623	120,364	87,791

Operating loss	(34,328)	(31,585)	(120,250)	(87,677)

Other (income) expense:
Interest income	(258)	(79)	(591)	(174)
Other (income) expense	(119)	30	(37)	113
Total other income, net	(377)	(49)	(628)	(61)

Net loss	$(33,951)	$(31,536)	$(119,622)	$(87,616)

Basic and diluted net loss per common share	$(0.43)	$(0.48)	$(1.61)	$(1.45)

Weighted average shares used in computing basic and diluted net loss per common share	78,221,069	65,079,128	74,399,243	60,552,084

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated Deficit	Total
Balance at January 1, 2018	73,181,750	$73	$422,017	41,309	$(234)	$(354,863)	$66,993
Issuance of restricted stock	1,521,211	2	(2)	--	--	--	--
Forfeiture of restricted stock	(155,446)	*	*	--	--	--	--
Issuance of common stock in At-the-Market offerings (net of offering costs of $2.0 million)	8,091,949	8	108,937	--	--	--	108,945
Compensation in respect of restricted stock granted to employees, directors and consultants	--	--	11,428	--	--	--	11,428
Shares issued in connection with in-licensing agreements	333,868	*	4,000	--	--	--	4,000
Net loss	--	--	--	--	--	(119,622)	(119,622)
Balance at September 30, 2018	82,973,332	$83	$546,380	41,309	$(234)	$(474,485)	$71,744

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(119,622)	$(87,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock compensation expense	11,428	12,375
Noncash licensing expense	4,000	--
Depreciation	64	62
Amortization of premium on investment securities	(51)	54
Change in fair value of notes payable	(37)	113
Changes in assets and liabilities:
(Increase) decrease in other current assets	(3,421)	148
Decrease in leasehold interest	98	88
Decrease in accrued interest receivable	28	84
Decrease in other assets	--	162
Increase in accounts payable and accrued expenses	12,321	2,666
Increase in deferred rent	71	73
Decrease in deferred revenue	(114)	(114)
Net cash used in operating activities	(95,235)	(71,905)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(84)	(2)
Investment in held-to-maturity securities	(24,574)	--
Proceeds from maturity of short-term securities	25,600	19,800
Net cash provided by investing activities	942	19,798

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrants	--	2,143
Proceeds from sale of common stock, net	108,945	116,778
Net cash provided by financing activities	108,945	118,921

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	14,652	66,814

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	57,305	25,614

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$71,957	$92,428

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$ 70,718	$91,842
Restricted cash	1,239	586
Total cash, cash equivalents and restricted cash	$71,957	$92,428

NONCASH TRANSACTIONS
Reclassification of deferred financing costs to additional paid-in capital	$--	$(3)

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases. Our lead therapeutic candidates are TG-1101 (ublituximab), a novel, glycoengineered monoclonal antibody that targets a unique epitope on the CD20 antigen found on mature B-lymphocytes and TGR-1202 (umbralisib), an orally available PI3K delta inhibitor. The delta isoform of PI3K is strongly expressed in cells of hematopoietic origin and is believed to be important in the proliferation and survival of B-lymphocytes. Both TG-1101 and TGR-1202, or the combination of which is referred to as "U2," are in Phase 3 clinical development for patients with hematologic malignancies, with TG-1101 also in Phase 3 clinical development for Multiple Sclerosis. Additionally, we have recently brought our anti-PD-L1 monoclonal antibody (TG-1501) into Phase 1 development and aim to bring additional pipeline assets into the clinic in the future.

We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017. The accompanying condensed consolidated December 31, 2017 balance sheet has been derived from these statements. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Certain reclassifications have been made to the prior period unaudited condensed consolidated financial statements to conform to the current period presentation, including:

●
Presentation of restricted cash on the condensed consolidated statements of cash flows for the nine months ended September 30, 2017, as a result of the adoption of Accounting Standards Update No. 2016-18, “Statement of Cash Flows – Restricted Cash” (“ASU 2016-18”) in the first quarter of 2018.

Liquidity and Capital Resources

We have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and, may never become profitable. As of September 30, 2018, we have an accumulated deficit of approximately $474.5 million.

Our major source of cash has been proceeds from the public offering of equity securities. We have not yet commercialized any of our drug candidates and cannot be sure if we will ever be able to do so. Even if we commercialize one or more of our drug candidates, we may not become profitable. Our ability to achieve profitability depends on many factors, including our ability to obtain regulatory approval for our drug candidates; successfully completing any post-approval regulatory obligations; and successfully commercializing our drug candidates alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

As of September 30, 2018, we had approximately $97.8 million in cash, cash equivalents, investment securities, and interest receivable. The Company believes its cash, cash equivalents, investment securities, and interest receivable on hand as of September 30, 2018 will be sufficient to fund the Company’s planned operations through the end of 2019. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current strategic plan, including the commercialization of any of our drug candidates (see Note 5 for further details).

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

            ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We expect the impact to our consolidated statements of operations could be material given potential fluctuations in our stock price as of the adoption date.

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

            ASU 2017-09 is effective for annual and interim periods beginning on or after December 15, 2017. Early adoption is permitted for public business entities for reporting periods for which financial statements have not yet been issued, and all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments should be applied prospectively to an award modified on or after the adoption date. The Company adopted ASU 2017-09 on January 1, 2018. The adoption of ASU 2017-09 did not have a material effect on our consolidated financial statements as of September 30, 2018.

            In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows – Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period for the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 does not provide a definition of restricted cash or restricted cash equivalents, and does not change the balance sheet presentation for such items. The Company adopted ASU 2016-18 on January 1, 2018. The adoption of ASU 2016-18 did not have a material effect on our consolidated financial statements as of September 30, 2018.

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

            ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. The standard allows for two transition methods - full retrospective, in which the standard is applied to each prior reporting period presented, or modified retrospective, in which the cumulative effect of initially applying the standard is recognized at the date of initial adoption. The Company adopted ASU 2014-09 on January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material effect on our condensed consolidated financial statements.

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

Restricted Cash

We record cash pledged or held in trust as restricted cash. As of September 30, 2018 and December 31, 2017, we have approximately $1.2 million and $0.6 million, respectively, of restricted cash pledged to secure a line of credit as a security deposit for an Office Agreement (see Note 8).

Investment Securities

Investment securities at September 30, 2018 and December 31, 2017 consist of short-term government securities. We classify these securities as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.

Credit Risk

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

Prepaid research and development in our consolidated balance sheets includes, among other things, costs related to agreements with CRO’s, certain costs to third party service providers related to development and manufacturing services as well as clinical development. These agreements often require payments in advance of services performed or goods received. Accordingly, as of September 30, 2018 and December 31, 2017, we recorded approximately $11.4 million and $8.1 million, respectively, in prepaid research and development related to such advance agreements.

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

	Three and Nine Months Ended September 30,
	2018	2017
Unvested restricted shares	4,604,775	4,141,680
Stock options	610,000	--
Shares issuable upon note conversion	16,147	15,372
Total	5,230,922	4,157,052

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

NOTE 2 – CASH AND CASH EQUIVALENTS

            The following tables summarize our cash and cash equivalents at September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017

Checking and bank deposits	$68,352	$55,682
Money market funds	2,366	1,036
Total	$70,718	$56,718

NOTE 3 – INVESTMENT SECURITIES

            Our investments as of September 30, 2018 and December 31, 2017 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

            The following tables summarize our investment securities at September 30, 2018 and December 31, 2017:

	September 30, 2018
(in thousands)	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between October 2018 and September 2019) (held-to-maturity)	$27,024	$--	$19	$27,005
Total short-term investment securities	$27,024	$--	$19	$27,005

	December 31, 2017
(in thousands)	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2018 and November 2018) (held-to-maturity)	$27,999	--	$35	$27,964
Total short-term investment securities	$27,999	--	$35	$27,964

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

            As of September 30, 2018 and December 31, 2017, the fair values of cash and cash equivalents, restricted cash, accounts payable, and notes and interest payable, approximate their carrying value.

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

            The cumulative liability including accrued and unpaid interest of the 5% Notes was approximately $18.2 million at September 30, 2018 and $17.5 million at December 31, 2017. No payments have been made on the 5% Notes as of September 30, 2018.

            In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

            As of December 31, 2013, as a result of expiring intellectual property rights and other factors, it was determined that net product cash flows from AST-726 were unlikely. As we have no other obligations under the 5% Notes aside from the net product cash flows and the conversion feature, the conversion feature was used to estimate the 5% Notes’ fair value as of September 30, 2018 and December 31, 2017. The assumptions, assessments and projections of future revenues are subject to uncertainties, difficult to predict, and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our condensed consolidated financial statements.

            The following tables provide the fair value measurements of applicable financial liabilities as of September 30, 2018 and December 31, 2017:

(in thousands)	Financial liabilities at fair value as of September 30, 2018
	Level 1	Level 2	Level 3	Total

5% Notes	$--	$--	$91	$91
Total	$--	$--	$91	$91

	Financial liabilities at fair value as of December 31, 2017
	Level 1	Level 2	Level 3	Total

5% Notes	$--	$--	$128	$128
Total	$--	$--	$128	$128

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

The following table summarizes the changes in Level 3 instruments during the nine months ended September 30, 2018:

Fair value at December 31, 2017	$128
Interest accrued on face value of 5% Notes	213
Change in fair value of Level 3 liabilities	(117)
Fair value at March 31, 2018	224
Interest accrued on face value of 5% Notes	223
Change in fair value of Level 3 liabilities	(237)
Fair value at June 30, 2018	210
Interest accrued on face value of 5% Notes	221
Change in fair value of Level 3 liabilities	(340)
Fair value at September 30, 2018	$91

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

During the nine months ended September 30, 2018, we sold a total of 8,091,949 shares of common stock under the 2017 ATM for aggregate total gross proceeds of approximately $111.0 million at an average selling price of $13.72 per share, resulting in net proceeds of approximately $109.0 million after deducting commissions and other transactions costs.

The 2017 S-3 is currently our only active shelf registration statement, pursuant to which we can issue shares in an offering. After deducting shares already sold there is approximately $141.3 million of common stock that remains available for sale under the 2017 S-3. We may offer the securities under the 2017 S-3 from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that the 2017 S-3 provides us with the flexibility to raise additional capital to finance our operations as needed.

Equity Incentive Plans

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (“2012 Incentive Plan”) was approved by stockholders in June 2018. Pursuant to this amendment, 6,000,000 shares were added to the 2012 Incentive Plan. As of September 30, 2018, 610,000 options were outstanding and up to an additional 4,528,363 shares may be issued under the 2012 Incentive Plan.

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

Stock Options

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. We granted 610,000 and zero stock options during the nine months ended September 30, 2018 and 2017, respectively.

The following table summarizes stock option activity for the nine months ended September 30, 2018:

	Number of shares	Weighted- average exercise price	Weighted- average Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2017	--	$--	--	$--
Granted	610,000	11.65
Exercised	--	--
Forfeited	--	--
Expired	--	--
Outstanding at September 30, 2018	610,000	$11.65	9.44	$--

Exercisable at September 30, 2018	--	$11.65	--	$--

            As of September 30, 2018, the stock options outstanding include options granted to both employees and non-employees which are milestone-based and vest upon certain corporate milestones. Stock-based compensation will be recorded if and when a milestone occurs.

Restricted Stock

            Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted share activity for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	6,321,643	$7.17
Granted	1,521,211	13.28
Vested	(1,582,633)	9.41
Forfeited	(155,446)	8.23
Outstanding at September 30, 2018	6,104,775	$8.08

Total expense associated with restricted stock grants was approximately negative $(0.2) million and $4.9 million during the three months ended September 30, 2018 and 2017, respectively, and $11.4 million, and $12.4 million during the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was approximately $10.2 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 1.1 years. The unrecognized compensation amount does not include, as of September 30, 2018, 1,128,011 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones; and 2,103,750 shares of restricted stock outstanding issued to non-employees, the expense for which is determined each reporting period at the measurement date. The expense for non-employee awards is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date.

NOTE 6 – NOTES PAYABLE

The following is a summary of notes payable:

	September 30, 2018			December 31, 2017
	Current portion, net	Non-current portion, net	Total	Current portion, net	Non-current portion, net	Total
Convertible 5% Notes Payable	$91	$-	$91	$128	$-	$128
Total	$91	$-	$91	$128	$-	$128

Convertible 5% Notes Payable

The 5% Notes and accrued and unpaid interest thereon are convertible at the option of the holder into common stock at the conversion price of $1,125 per share. We have no obligation under the 5% Notes aside from (a) 50% of the net product cash flows from Ariston’s product candidates, if any, would be payable to noteholders; and (b) the conversion feature, discussed above. Interest accrues monthly, is added to principal on an annual basis, every March 8, and is payable at maturity, which was March 8, 2015 (see Note 4 for further details).

The cumulative liability including accrued and unpaid interest of these notes was approximately $18.2 million at September 30, 2018 and $17.5 million at December 31, 2017. No payments have been made on the 5% Notes as of September 30, 2018.

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

            An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $38,000 for each of the three months ended September 30, 2018 and 2017, and $114,000 for each of the nine months ended September 30, 2018 and 2017 and, at September 30, 2018 and December 31, 2017, have deferred revenue of approximately $1.1 million and $1.2 million, respectively, associated with this $2.0 million payment (approximately $152,000 of which has been classified in current liabilities at September 30, 2018 and December 31, 2017).

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

TG-1801: anti-CD47/anti-CD19

            In June 2018, we entered into a Joint Venture and License Option Agreement with Novimmune SA (“Novimmune”) to collaborate on the development and commercialization of Novimmune’s novel first-in-class anti-CD47/anti-CD19 bispecific antibody known as TG-1801 (previously NI-1701). The companies will jointly develop the product on a worldwide basis, focusing on indications in the area of hematologic B-cell malignancies. We serve as the primary responsible party for the development, manufacturing and commercialization of the product. Pursuant to the agreement, in June 2018 we paid Novimmune an upfront payment of $3.0 million in our common stock. Further milestone payments will be paid based on early clinical development, and the Company will be responsible for the costs of clinical development of the product through the end of the Phase 2 clinical trials, after which the Company and Novimmune will be jointly responsible for all development and commercialization costs. The Company and Novimmune will each maintain an exclusive option, exercisable at specific times during development, for the Company to license the rights to TG-1801, in which case Novimmune is eligible to receive additional milestone payments totaling approximately $185 million as well as tiered royalties on net sales in the high single to low double digits upon and subject to the achievement of certain milestones.

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

            Under the terms of the LFB License Agreement, we utilize LFB Group for certain development and manufacturing services. We incurred expenses of zero and $1.8 million during the three months ended September 30, 2018 and 2017, respectively, and $0.2 million and $2.3 million during the nine months ended September 30, 2018 and 2017, respectively, which have been included in other research and development expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2018 and December 31, 2017, we had approximately zero recorded in accounts payable related to the LFB License Agreement.

Other Parties

            In October 2014, we entered into an agreement (the “Office Agreement”) with Fortress Biotech, Inc. (“FBIO”), to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO, which is now our corporate headquarters. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.1 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. During the three and nine months ended September 30, 2018, we recorded rent expense of approximately $0.3 million and $0.9 million, respectively, and at September 30, 2018, have deferred rent of approximately $1.4 million. As of September 30, 2018 and December 31, 2017, we have approximately $1.2 million and $0.6 million, respectively, of restricted cash pledged to secure a line of credit as a security deposit related to the Office Agreement. Mr. Weiss, our Executive Chairman and CEO, is also Executive Vice Chairman of FBIO.

            Under the Office Agreement, we agreed to pay FBIO our portion of the build out costs, which have been allocated to us at the 45% rate mentioned above. The allocated buildout costs have been recorded in Leasehold Interest and will be amortized over the 15 year term of the Office Agreement. After an initial commitment of the 45% rate for a period of three (3) years, we and FBIO will determine actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. As of September 30, 2018, we had approximately $0.1 million recorded in accounts payable related to FBIO, none of which related to rent and build-out costs.

            In July 2015, we entered into a Shared Services Agreement (the “Shared Services Agreement”) with FBIO to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. This Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $1.4 million and $1.0 million for shared services for the nine months ended September 30, 2018 and 2017, respectively, and expenses of approximately $0.2 million and $0.3 million for the three months ended September 30, 2018 and 2017, primarily related to shared personnel.

            In May 2016, as part of a broader agreement with Jubilant Biosys (“Jubilant”), an India-based biotechnology company, we entered into a sublicense agreement (“JBET Agreement”) with Checkpoint Therapeutics, Inc. (“Checkpoint”), a subsidiary of FBIO, for the development and commercialization of Jubilant’s novel BET inhibitor program in the field of hematological malignancies. We paid Checkpoint an up-front licensing fee of $1.0 million in July 2016 and incurred expenses of $0.2 million in March 2017 for the first milestone achievement as part of the JBET Agreement which is recorded in other research and development in the accompanying consolidated statement of operations. As of September 30, 2018 and December 31, 2017, we had approximately zero and $0.3 million, respectively, recorded in accounts payable, related mostly to the JBET Agreement. Mr. Weiss is also the Executive Chairman of Checkpoint.

 NOTE 9 – LITIGATION

            In October 2018, a purported securities class action complaint was filed in the US District Court for the Southern District of New York against the Company and one of its officers on behalf of all shareholders who purchased or otherwise acquired TG Therapeutics common stock between June 4, 2018 and September 25, 2018 (the “Class Period”). The case is captioned Randall Reinmann v. TG Therapeutics Inc., and Michael S. Weiss, Case No. 1:18-cv-09104-KPF. The complaint alleges that, throughout the Class Period, the Company made false and/or misleading statements and/or failed to disclose various facts and circumstances regarding its UNITY-CLL study allegedly in violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The action remains pending and is in the early stages of litigation, and the Company intends to vigorously contest the claims in the complaint.

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

OVERVIEW

            We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases. Our lead therapeutic candidates are TG-1101 (ublituximab), a novel, glycoengineered monoclonal antibody that targets a unique epitope on the CD20 antigen found on mature B-lymphocytes and TGR-1202 (umbralisib), an orally available PI3K delta inhibitor. The delta isoform of PI3K is strongly expressed in cells of hematopoietic origin and is believed to be important in the proliferation and survival of B-lymphocytes. Both TG-1101 and TGR-1202, or the combination which is referred to as "U2," are in Phase 3 clinical development for patients with hematologic malignancies, with TG-1101 also in Phase 3 clinical development for patients with multiple sclerosis. Additionally, we have recently brought our anti-PD-L1 monoclonal antibody (TG-1501) into Phase 1 development and aim to bring additional pipeline assets into the clinic in the future.

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

            Generally, anti-CD20 antibodies are believed to exert their B-cell depleting effects through three primary mechanisms: antibody dependent cell-mediated cytotoxicity (“ADCC”), complement dependent cytotoxicity (“CDC”), and direct or programmed cell death (“DCD” or “PCD”). TG-1101 has been specifically glycoengineered to enhance ADCC activity, which should enhance its ability to deplete B-cells and may improve its anti-cancer effects when compared to Rituxan®, the leading anti-CD20 monoclonal antibody, which had worldwide sales in 2017 of approximately $7 billion.

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

●
TG-1101 + TGR-1202 + Pembrolizumab for patients with CLL;

●
TG-1101 + TGR-1202 + Venetoclax for patients with CLL.

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

The Phase 3 trial, called the UNITY-CLL trial, is a randomized controlled clinical trial that includes two key objectives: first, to demonstrate contribution of each agent in the TG-1101 + TGR-1202 regimen (the combination sometimes referred to as "U2"), and second, to demonstrate superiority in Progression Free Survival (“PFS”) over the standard of care to support the submission for full approval of the combination. The study randomized patients into four treatment arms: TG-1101 + TGR-1202, TG-1101 alone, TGR-1202 alone, and an active control arm of obinutuzumab + chlorambucil. An early interim analysis was conducted to assess contribution of each single agent in the TG-1101 + TGR-1202 combination regimen, which, allowed for the early termination of both single agent arms. A second interim analysis was planned to evaluate Overall Response Rate (ORR) to support accelerated approval.

In September 2018, we announced that the independent Data Safety Monitoring Board (“DSMB”) reviewed ongoing data from the trial and advised the Company that the interim analysis of ORR could not be conducted at this time as the data were not sufficiently mature to conduct the analysis. The Company is now guiding that it will focus on the primary endpoint of Progression Free Survival (PFS) to support full approval of the U2 combination. At this time the Company is not planning to seek accelerated approval based on ORR. The Company remains blinded to all efficacy data.

Additionally, the DSMB reviewed safety data from over 600 patients, including over 300 patients treated with umbralisib either alone or in combination with ublituximab, of which approximately 60% were treatment naïve. While no evaluation of PFS was conducted, the DSMB had PFS information available to them solely for purposes of assessing the overall benefit-risk. After review of the data, the DSMB identified no safety concerns and recommended the trial continue without modification. The UNITY-CLL Phase 3 trial continues to be conducted under SPA agreement with the FDA.

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

The updated study, called UNITY-NHL, is entitled "A Phase 2b Randomized Study to Assess the Efficacy and Safety of the Combination of Ublituximab + TGR-1202 with or without bendamustine and TGR-1202 alone in Patients with Previously Treated Non-Hodgkin’s Lymphoma.” The DLBCL component is being led by Owen A. O'Connor, MD, PhD, Professor of Medicine and Experimental Therapeutics, and Director of the Center for Lymphoid Malignancies at Columbia University Medical Center, while the indolent NHL component of the study is being led by Nathan H. Fowler, MD, Associate Professor, Department of Lymphoma/Myeloma at the University of Texas MD Anderson Cancer Center, and the MCL component of the study is being led by Michael Wang MD, Director of Mantle Cell Lymphoma (MCL) Program of Excellence and Co-Director of Clinical Trials at The University of Texas MD Anderson Cancer Center. The primary objective of the study is to assess the efficacy of TGR-1202 alone, in combination with TG-1101, or in combination with TG-1101 and bendamustine in patients with previously treated NHL as measured by Overall Response Rate (ORR). The study will also provide important information as to the contribution of each agent, TGR-1202 and TG-1101, to the combination regimen of both agents, as well as the contribution of bendamustine to the combination regimen of both agents. Enrollment in the early cohorts is now complete for patients with DLBCL receiving ublituximab + umbralisib + bendamustine, and for patients with FL, SLL, and MZL receiving umbralisib monotherapy.

TG-1101 + Ibrutinib Phase 3 Study Program – The GENUINE Trial

The GENUINE trial is a randomized controlled clinical trial in patients with previously treated CLL with specific high-risk cytogenetic abnormalities, with patients randomized to receive either TG-1101 plus ibrutinib or ibrutinib alone. In October 2016, we announced revisions to the design of the GENUINE study to accelerate its completion. Initially the study was being conducted pursuant to an SPA with the FDA, and was designed to enroll approximately 330 patients, with a two-part analysis of both ORR and progression-free survival ("PFS"). The trial was amended in October 2016 to enroll approximately 120 patients, with the PFS analysis component removed. Following the revisions, the sole primary endpoint of the study is ORR, and the SPA is no longer in effect.

In June 2017, the positive results from our Phase 3 GENUINE trial were presented by Dr. Jeff Sharman, Medical Director, Hematology Research, US Oncology in an oral session during the 53rd American Society of Clinical Oncology ("ASCO") Annual Meeting in Chicago, IL.

We continue to follow patients in the GENUINE study for safety and efficacy including Overall Response, MRD and PFS.

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

In October 2018, final data from this Phase II study were presented at the 34th Congress of the European Committee for Treatment and Research in Multiple Sclerosis (ECTRIMS) Meeting in Berlin, Germany. The presentation included final data on all patients, enrolled in the study through 48 weeks of treatment.

TG-1101 in relapsing forms of Multiple Sclerosis Phase 3 Study Program – The ULTIMATE I and ULTIMATE II Trial

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

Clinical Trials Overview and Recent Developments

Initial clinical development of TGR-1202 was focused on establishing preliminary safety and efficacy in a wide variety of hematologic malignancies. Upon identification of safe and active doses of TGR-1202, a combination clinical trial program was opened, exploring TGR-1202 in combination with a variety of agents. In addition to the previously described study in combination with TG-1101 with or without the BTK inhibitor, ibrutinib, our current priority clinical trials for TGR-1202 include:

●
TGR-1202  as a single agent in patients with previously treated FL, SLL, or MZL as part of our UNITY-NHL Study;

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

In June 2018, pre-clinical data for TG-1701, the BTK inhibitor, was presented at the 23rd Congress of the European Hematology Association in Stockholm, Sweden. A Phase I study of TG-1701 in patients with relapsed or refractory hematologic malignancies is now underway.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2018 and 2017

            License Revenue. License revenue was approximately $38,000 for each of the three months ended September 30, 2018 and 2017. License revenue is related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

            Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $0.6 million for the three months ended September 30, 2018, as compared to $1.8 million during the comparable period in 2017. The decrease of $1.2 million in noncash compensation expense was primarily related to a decrease in the measurement date fair value of certain consultant restricted stock during the period ended September 30, 2018.

            Other Research and Development Expenses. Other research and development expenses increased by $7.5 million to $32.8 million for the three months ended September 30, 2018, as compared to $25.3 million for the three months ended September 30, 2017. The increase was mainly due to ongoing clinical development programs during the three months ended September 30, 2018.We expect our other research and development costs to remain relatively consistent for the remainder of 2018.

            Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants decreased by $3.9 million, as compared to the three months ended September 30, 2017. The decrease in noncash compensation expense was primarily related to a decrease in the measurement date fair value of certain consultant restricted stock during the period ended September 30, 2018 and greater compensation expense during the three months ended September 30, 2017 related to restricted stock granted to executive personnel.

            Other General and Administrative Expenses. Other general and administrative expenses increased by $0.4 million to $1.8 million for the three months ended September 30, 2018, as compared to $1.4 million for the three months ended September 30, 2017. The increase was due primarily to increased personnel and other general and administrative costs. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2018.

            Other (Income) Expense. Other income increased by $0.3 million to approximately $0.4 million for the three months ended September 30, 2018, as compared to approximately $49,000 for the three months ended September 30, 2017. The increase is mainly due to an increase in interest income for the three months ended September 30, 2018.

Nine months ended September 30, 2018 and 2017

License Revenue. License revenue was approximately $0.1 million for each of the nine months ended September 30, 2018 and 2017. License revenue for the nine months ended September 30, 2018 and 2017 was related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong.

Noncash Stock Expense Associated with In-Licensing Agreement (Research and Development). Noncash stock expense associated with in-licensing agreement (research and development) amounted to $4.0 million for the nine months ended September 30, 2018, as compared to zero during the comparable period in 2017. The expense during the nine months ended September 30, 2018 was recorded in conjunction with the stock issued to Novimmune and Jiangsu Hengrui as upfront payments for the licenses to the CD47/CD19 and BTK programs, respectively.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $4.4 million for the nine months ended September 30, 2018, as compared to $5.4 million during the comparable period in 2017. The decrease in noncash compensation expense was primarily related to a decrease in the measurement date fair value of certain consultant restricted stock during the period ended September 30, 2018.

Other Research and Development Expenses. Other research and development expenses increased by $27.5 million to $98.7 million for the nine months ended September 30, 2018, as compared to $71.2 million for the nine months ended September 30, 2017. The increase in other research and development expenses was due primarily to ongoing clinical development programs during the nine months ended September 30, 2018. We expect our other research and development costs to remain relatively consistent for the remainder of 2018.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants remained consistent between the two periods totaling $7.0 million for the nine months ended September 30, 2018 and 2017.

Other General and Administrative Expenses. Other general and administrative expenses increased by $1.9 million to $6.2 million for the nine months ended September 30, 2018, as compared to $4.3 million for the nine months ended September 30, 2017. The increase was due primarily to increased personnel and other general and administrative costs. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2018.

Other (Income) Expense. Other income increased by $0.5 million to $0.6 million for the nine months ended September 30, 2018, as compared to $0.1 million for the nine months ended September 30, 2017. The increase is mainly due to an increase in interest income for the nine months ended September 30, 2018.

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

            As of September 30, 2018, we had approximately $97.8 million in cash, cash equivalents, investment securities, and interest receivable. The Company believes its cash, cash equivalents, investment securities, and interest receivable on hand as of September 30, 2018 will be sufficient to fund the Company’s planned operations through the end of 2019. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

            Cash used in operating activities for the nine months ended September 30, 2018 was $95.2 million as compared to $71.9 million for the nine months ended September 30, 2017. The increase in cash used in operating activities was due primarily to increased expenditures associated with our clinical development programs for TG-1101 and TGR-1202.

            For the nine months ended September 30, 2018, net cash provided by investing activities was $0.9 million as compared to $19.8 million for the nine months ended September 30, 2017. The decrease in net cash provided by investing activities was primarily due to greater investment in treasury securities during the nine months ended September 30, 2018.

            For the nine months ended September 30, 2018, net cash provided by financing activities of $108.9 million related primarily to proceeds from the issuance of common stock as part of our ATM program.

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

            ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We expect the impact to our consolidated statements of operations could be material given potential fluctuations in our stock price as of the adoption date.

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

            ASU 2017-09 is effective for annual and interim periods beginning on or after December 15, 2017. Early adoption is permitted for public business entities for reporting periods for which financial statements have not yet been issued, and all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments should be applied prospectively to an award modified on or after the adoption date. The Company adopted ASU 2017-09 on January 1, 2018. The adoption of ASU 2017-09 did not have a material effect on our consolidated financial statements as of September 30, 2018.

            In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows – Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period for the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 does not provide a definition of restricted cash or restricted cash equivalents, and does not change the balance sheet presentation for such items. The Company adopted ASU 2016-18 on January 1, 2018. The adoption of ASU 2016-18 did not have a material effect on our consolidated financial statements as of September 30, 2018.

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

            ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. The standard allows for two transition methods - full retrospective, in which the standard is applied to each prior reporting period presented, or modified retrospective, in which the cumulative effect of initially applying the standard is recognized at the date of initial adoption. The Company adopted ASU 2014-09 on January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material effect on our condensed consolidated financial statements as of September 30, 2018.

            Other pronouncements issued by the FASB or other authoritative accounting standards with future effective dates are either not applicable or not significant to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of September 30, 2018, our portfolio of financial instruments consists of cash equivalents, including bank deposits, and investments. Due to the short-term nature of our investments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

            As of September 30, 2018, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

            There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            In October 2018, a purported securities class action complaint was filed in the US District Court for the Southern District of New York against the Company and one of its officers on behalf of all shareholders who purchased or otherwise acquired TG Therapeutics common stock between June 4, 2018 and September 25, 2018 (the “Class Period”). The case is captioned Randall Reinmann v. TG Therapeutics Inc., and Michael S. Weiss, Case No. 1:18-cv-09104-KPF. The complaint alleges that, throughout the Class Period, the Company made false and/or misleading statements and/or failed to disclose various facts and circumstances regarding its UNITY-CLL study allegedly in violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The action remains pending and is in the early stages of litigation, and the Company intends to vigorously contest the claims in the complaint.

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

            In order to submit and maintain an Investigational New Drug application (“IND”), Biologics License Application (“BLA”), or New Drug Application (“NDA”) to the United States Food and Drug Administration (“FDA”), it is necessary to submit all information on the clinical, non-clinical, chemistry, manufacturing, controls and quality aspects of the product candidate. We rely on our third party contractors and our licensing partners to provide a significant portion of this data. If we are unable to obtain this data, or the data is not sufficient to meet the regulatory requirements, we may experience significant delays in our development programs. Additionally, an IND must be active in each division in which we intend to conduct clinical trials.  While some of our product candidates are in Phase I trials outside of the US, we currently do not have an active US IND for any of the IRAK4, BTK, or BET inhibitors, nor for our anti-PDL1, anti-GITR or anti-CD47/ anti-CD-19 antibodies. Additionally, there can be no assurance given that any of the molecules under development in our IRAK4 or BET inhibitor program or in our anti-GITR or anti-CD47/ anti-CD-19 antibody research programs will demonstrate sufficient pharmacologic properties during pre-clinical evaluation to advance to IND enabling studies, or that such IND enabling studies, if any are conducted, will provide data sufficient to support the filing of an IND, or that such IND, if filed, would be accepted by any FDA division under which we would seek to develop any product candidate. While we maintain an active IND for TG-1101 and TGR-1202 enabling the conduct of studies in the FDA’s Division of Hematology and Oncology, and an active IND for TG-1101 under the FDA’s Division of Neurology, there can be no assurance that we will be successful in obtaining an active IND for these drugs in any other division under whose supervision we may seek to develop our product candidates, or that the FDA will allow us to continue the development of our product candidates in those divisions where we maintain an active IND.

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

If we are unable to develop or receive regulatory approval for or successfully commercialize any of our product candidates, we will not be able to generate product revenues. Even if we are able to develop or receive regulatory approval for or successfully commercialize any of our product candidates, we may not be able to gain market acceptance for our product candidates and future products and may never become profitable.

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

We plan on conducting additional Phase I, II, and III clinical trials for TG-1101 and TGR-1202. Early clinical results seen with TG-1101 and TGR-1202 in a small number of patients may not be reproduced in expanded or larger clinical trials. Additionally, individually reported outcomes of patients treated in clinical trials may not be representative of the entire population of treated patients in such studies. Further, larger scale Phase III studies, which are often conducted internationally, are inherently subject to increased operational risks compared to earlier stage studies, including the risk that the results could vary on a region to region, or country to country basis which could materially adversely affect the study’s outcome or the opinion of the validity of the study results by applicable regulatory agencies. Early clinical trial results from interim analysis or from the review of a Data Safety Monitoring Board (“DSMB”) or similar safety committee may not be reflective of the results of the entire study, when completed. Additionally, many of the results reported in our early clinical trials rely on local investigator assessed safety and efficacy outcomes which may differ from results assessed in a blinded, independent, centrally reviewed manner, often required of adequate and well controlled registration directed clinical trials which may be undertaken at a later date. If the results from expansion cohorts or later trials are different from those found in the earlier studies of TG-1101 and TGR-1202, we may need to terminate or revise our clinical development plan, which could extend the time for conducting our development program and could have a material adverse effect on our business. Our IRAK4, BET, anti-CD47/ anti-CD-19, and anti-GITR programs are all in pre-clinical development and no assurance can be given that they will advance into clinical development. If the results from additional pre-clinical studies or early clinical trials differ from those found in earlier studies, our clinical development plans and timelines for this program could be adversely affected which could have a material adverse effect on our business. Many drugs fail in the early stages of clinical development for safety and tolerability issues and accordingly if our pre-clinical assets advance into clinical development, no assurance can be made that a safe and efficacious dose can be found.

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

The sufficiency of our clinical trial results for approval, in particular for the GENUINE study, are subject to FDA’s discretion.

A number of our product approval strategies for TG-1101 and/or TG-1202 involve use of the FDA's accelerated approval pathway. Obtaining accelerated approval for an agent requires demonstration of meaningful benefit over available therapies. While we believe we have an understanding of what is considered available therapy today, ultimately the determination of what constitutes available therapy is wholly up to the FDA and is subject to change. In October 2017, we announced the outcome of a meeting with the FDA regarding the use of the results from the GENUINE Phase 3 trial to support a BLA filing for accelerated approval of TG-1101 in combination with ibrutinib. As part of the discussion, the FDA also guided that if one or more agents obtained full approval before we could obtain accelerated approval, those agents could be considered available therapy, and we would need to show meaningful benefit over those agents as well. No assurance can be given that other agents will not receive full approval prior to our potential receipt of accelerated approval. If that were to occur, no assurance can be given that we would be successful in proving meaningful benefit over those later approved drugs. If we were unable to prove meaningful benefit over any such agents, we would be effectively blocked from receiving accelerated approval. This principal applies not only to the GENUINE study, but also to our initial strategies for accelerated approval of TGR-1202 for patients with DLBCL, FL, SLL, and/or MZL which are reliant on establishing clinical efficacy utilizing a surrogate endpoint of overall response rate from the UNITY-NHL study. No assurance can be given that other agents will not receive full approval for any of the indications being studied in UNITY-NHL prior to our potential receipt of accelerated approval. If that were to occur, no assurance can be given that we would be successful in proving meaningful benefit over those later approved drugs. If we were unable to prove meaningful benefit over any such agents, we would be effectively blocked from receiving accelerated approval.

While we wait to see if any drugs receive full approval and can evaluate the data associated with any such agents, we are continuing to make preparations for a BLA and/or NDA filing for accelerated approval. Whether or not we ultimately file such application will be subject to multiple factors and no assurance can be given that a filing will be made. If a filing is made, the FDA acceptance of such a filing will depend on the FDA’s views on the adequacy of the filing, and further even if the filing is accepted, approval of such a filing is a question wholly within the FDA’s discretion to determine. In addition, if we were to receive accelerated approval, we would be required to conduct a post-market confirmatory study, which we may not complete, or if completed, may prove unsuccessful. In such instance, the FDA can remove the product from the market.

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
●
the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we or our collaborators currently contract for clinical supplies and plan to contract for commercial supplies; or
●
the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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
●
regulatory authorities may require the addition of labeling statements, including warnings, contradictions, or precautions, that could diminish the usage of the product or otherwise limit the commercial success of the affected product;
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

With respect to TGR-1202, there are several PI3K delta targeted compounds both approved, such as Gilead’s Zydelig® (idelalisib), Verastem's Copiktra™ (duvelisib), and Bayer’s Aliqopa™ (copanlisib), and in development, which if approved we would expect to compete directly with TGR-1202. In addition, there are numerous other novel therapies targeting similar pathways to TGR-1202 that are both approved and in development, which could also compete with TGR-1202 in similar indications, such as the BTK inhibitor, ibrutinib (FDA approved for MCL, CLL, Marginal Zone Lymphoma and WM and marketed by AbbVie and Janssen), the BTK inhibitor acalabrutinib (FDA approved for MCL and marketed by AstraZeneca), or the BCL-2 inhibitor venetoclax (FDA approved for CLL and marketed by AbbVie and Roche).

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

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors, and the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally is also necessary for commercial success. The degree of market acceptance of any of our approved products would depend on a number of factors, including:

●
the efficacy and safety as demonstrated in clinical trials;
●
the timing of market introduction of such product candidate as well as competitive products;
●
the clinical indications for which the product is approved;
●
acceptance by physicians, major operators of cancer clinics and patients of the product as a safe and effective treatment;
●
the potential and perceived advantages of product candidates over alternative treatments;
●
the safety of product candidates seen in a broader patient group;
●
the cost of treatment in relation to alternative treatments;
●
the availability of adequate reimbursement and pricing by third parties and government authorities;
●
changes in regulatory requirements by government authorities for our product candidates;
●
relative convenience and ease of administration;
●
the prevalence and severity of side effects and adverse events;
●
the effectiveness of our sales and marketing efforts; and
●
unfavorable publicity relating to the product.

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

We intend to seek approval to market our future products in both the United States and in countries and territories outside the United States. If we obtain approval in one or more foreign countries, we will be subject to rules and regulations in those countries relating to our product. In some foreign countries, particularly in the European Union, the pricing of prescription pharmaceuticals and biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. In addition, market acceptance and sales of our product candidates would depend significantly on the availability of adequate coverage and reimbursement from third-party payors for any of our product candidates and may be affected by existing and future healthcare reform measures.

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

We are subject to new legislation, regulatory proposals and managed care initiatives that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators and raise capital.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the “ACA,” was enacted in 2010 and made significant changes to the United States’ healthcare system. The ACA and any revisions or replacements of that Act, any substitute legislation, and other changes in the law or regulatory framework could have a material adverse effect on our business.

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

In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law. However, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. In March 2017, following the passage of the budget resolution for fiscal year 2017, the United States House of Representatives passed legislation known as the American Health Care Act of 2017, which, if enacted, would amend or repeal significant portions of the ACA. Attempts in the Senate in 2017 to pass ACA repeal legislation, including the Better Care Reconciliation Act of 2017, so far have been unsuccessful. At the end of 2017, Congress passed the Tax Cuts and Jobs Act, which repealed the penalty for individuals who fail to maintain minimum essential health coverage as required by the ACA. Following this legislation, Texas and 19 other states filed a lawsuit alleging that the ACA is unconstitutional as the individual mandate was repealed, undermining the legal basis for the Supreme Court’s prior decision. This lawsuit is ongoing and the outcome may have a significant impact on our business.

Most recently, the Bipartisan Budget Act of 2018, the “BBA,” which set government spending levels for Fiscal Years 2018 and 2019, revised certain provisions of the ACA. Specifically, beginning in 2019, the BBA increased manufacturer point-of-sale discounts off negotiated prices of applicable brand drugs in the Medicare Part D coverage gap from 50% to 70%, ultimately increasing the liability for brand drug manufacturers. Further, this mandatory manufacturer discount applies to biosimilars beginning in 2019.

The Trump Administration has also taken several regulatory steps to redirect ACA implementation. The Department of Health and Human Services (“HHS”) finalized a hospital payment reduction for drugs acquired through the 340B Drug Pricing Program and has proposed to expand this payment reduction to other hospital settings. HHS also has taken steps to increase the availability of cheaper health insurance options, typically with fewer benefits. The Administration has also signaled its intention to address drug prices and to increase competition, including by increasing the availability of biosimilars and generic drugs. As these are regulatory actions, a new administration could undo or modify these efforts.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

Legislative proposals such as expanding the Medicaid drug rebate program to the Medicare Part D program, providing authority for the government to negotiate drug prices under the Medicare Part D program and lowering reimbursement for drugs covered under the Medicare Part B program have been raised in Congress, but have been met with opposition and have not been enacted so far.

The administration can rely on its existing statutory authority to make policy changes that could have an impact on the drug industry.  For example, the Medicare program has in the past proposed to test alternative payment methodologies for drugs covered under the Part B program and currently is proposing to pay hospitals less for Part B-covered drugs purchased through the 340B Drug Pricing Program.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the US Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

As of November 1, 2018, we had 104 full and part time employees. Over time, we will need to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue research and development activities, and commercialize our product candidates. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth, and various projects requires that we:

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees, consultants, or third party partners could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee, consultant, or third party misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation, as well as civil and criminal liability. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other civil and/or criminal sanctions.

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

Currently, the composition of matter patent and several method of use patents for TG-1101 and TGR-1202 in various indications and settings have been applied for but have not yet been issued, or have been issued in certain territories but not under all jurisdictions in which such applications have been filed. While composition of matter patents have been granted in the United States for TG-1101 and TGR-1202, no patents to date have been issued for our IRAK4 inhibitor, BET inhibitor, BTK inhibitor and anti-PD-L1 and anti-GITR programs. There can be no guarantee that any of these patents for which an application has already been filed, nor any patents filed in the future for our product candidates will be granted in any or all jurisdictions in which there were filed, or that all claims initially included in such patent applications will be allowed in the final patent that is issued. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our partners will be successful in protecting our product candidates by obtaining and defending patents, or what the scope of an issued patent may ultimately be.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has in recent years been the subject of much litigation. In addition, no consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and we may fail to seek or obtain patent protection in all major markets. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. For example, the federal courts of the United States have taken an increasingly dim view of the patent eligibility of certain subject matter, such as naturally occurring nucleic acid sequences, amino acid sequences and certain methods of utilizing same, which include their detection in a biological sample and diagnostic conclusions arising from their detection. Such subject matter, which had long been a staple of the biotechnology and biopharmaceutical industry to protect their discoveries, is now considered, with few exceptions, ineligible in the first instance for protection under the patent laws of the United States. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in those licensed from a third-party.

In addition, U.S. patent laws may change, which could prevent or limit us or our subsidiaries from filing patent applications or patent claims to protect products and/or technologies or limit the exclusivity periods that are available to patent holders, as well as affect the validity, enforceability, or scope of issued patents. For example, on September 16, 2011, the Leahy-Smith America Invents Act was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include changes to transition from a “first-to-invent” system to a “first-to-file” system and to the way issued patents are challenged. The formation of the Patent Trial and Appeal Board now provides a quicker and less expensive process for challenging issued patents.

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

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which typically are very expensive, time-consuming and disruptive of day-to-day business operations. Any claims we assert against accused infringers could provoke these parties to assert counterclaims against us alleging invalidity of our or certain of our subsidiaries’ patents or that we infringe their patents; or provoke those parties to petition the USPTO to institute inter parties review against the asserted patents, which may lead to a finding that all or some of the claims of the patent are invalid. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our pending patents at risk of being invalidated, held unenforceable, or interpreted narrowly. Because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Furthermore, adverse results on United States patents may affect related patents in our global portfolio. The adverse result could also put related pending patent applications at risk of not issuing.

Interference proceedings provoked by third parties or brought by the USPTO may be necessary to determine the priority of inventions with respect to our patents or pending patent applications or those of our collaborators or licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. The costs of these proceedings could be substantial. As a result, the issuance, scope, validity, enforceability and commercial value of our or any of our respective licensors’ patent rights are highly uncertain. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States.

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

As of September 30, 2018, we had approximately $97.8 million in cash, cash equivalents, investment securities, and interest receivable, which will be sufficient to fund our planned operations through the end of 2019. As a result, we will need additional capital to continue our operations beyond that time. Required additional sources of financing to continue our operations in the future might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned preclinical and clinical trials or obtain approval of any of our product candidates from the FDA or any foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which would have a dilutive effect to stockholders.

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

We have never been profitable and, as of September 30, 2018, we had an accumulated deficit of $474.5 million. We have generated operating losses in all periods since we were incorporated. We expect to make substantial expenditures resulting in increased operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial efforts for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Our directors, executive officers, their affiliates, and our principal stockholders beneficially own approximately 26% of our outstanding voting stock, including shares underlying outstanding options and warrants. Our directors, officers and principal stockholders, taken as a whole, have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues submitted to our stockholders.

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

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of biotechnology and pharmaceutical companies. These broad market fluctuations may cause the market price of our stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business (see Part II Item 1 for further details).

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2018.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2018.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2018.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2018.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: November 9, 2018	By:	/s/ Sean A. Power
Sean A. Power Chief Financial Officer Principal Financial and Accounting Officer