Form 10-K
period 2018-12-31
TG THERAPEUTICS, INC.
filed 2019-03-01
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018.
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was $917,401,544 as of June 30, 2018, based on the closing sale price of such stock as reported on the NASDAQ Capital Market.

There were 83,870,546 shares of the registrant’s common stock, $0.001 par value, outstanding as of February 15, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

              Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

TG THERAPEUTICS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

            This Annual Report on Form 10-K contains trademarks and trade names of TG Therapeutics, Inc., including our name and logo. All other trademarks, service marks, or trade names referenced in this Annual Report on Form 10-K are the property of their respective owners.

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of these words or other comparable terminology, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

●
The initiation, timing, progress and results of our pre-clinical studies and clinic trials, including, without limitation, our on-going UNITY-CLL Phase 3 clinical trial, ULTIMATE MS I and II Phase 3 clinical trial and UNITY-NHL Phase 2b clinical trial
●
Our ability to advance drug candidates into, and successfully complete, clinical trials
●
the timing or likelihood of regulatory filings and approvals
●
the commercialization of our drug candidates, if approved
●
the pricing and reimbursement of our drug candidates, if approved
●
the implementation of our business model, strategic plans for our business, drug candidates and technology
●
the scope of protection we are able to establish and maintain for intellectual property rights covering our drug candidates and technologies
●
estimates of our expenses, future revenues, capital requirements and our needs for additional financing
●
our ability to maintain and establish collaborations and enter into strategic arrangements, if desired
●
our financial performance and cash burn management
●
developments relating to our competitors and our industry

                Any forward-looking statements in this Annual Report on Form 10-K reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or enter into.

You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results, performance or achievements may be materially different from what we expect. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

                Certain matters discussed in this report, including matters discussed under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of these words or other comparable terminology, although not all forward-looking statements contain these identifying words.. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, or the SEC, or in the documents where such forward-looking statements appear. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or enter into.

You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results, performance or achievements may be materially different from what we expect. Any forward-looking statements in this Annual Report on Form 10-K reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements contained in this report reflect our views and assumptions only as of the date this report is signed. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

PART I

Unless the context requires otherwise, references in this report to “TG,” “Company,” “we,” “us” and “our” refer to TG Therapeutics, Inc. and our subsidiaries.

ITEM 1. BUSINESS.

OVERVIEW

We are a biopharmaceutical company dedicated to developing and delivering medicines for patients with B-cell mediated diseases, including Chronic Lymphocytic Leukemia (CLL), non-Hodgkin’s Lymphoma (NHL) and Multiple Sclerosis (MS). We have developed a robust B-cell directed research and development (R&D) platform for identification of key B-cell pathways of interest and rapid clinical testing. Currently, we have five B-cell targeted drug candidates in clinical development, with the lead two therapies, ublituximab (TG-1101) and umbralisib (TGR-1202), in pivotal trials for CLL, NHL and MS. Ublituximab is a novel anti-CD20 monoclonal antibody (mAb) that has been glycoengineered for enhanced potency over first generation antibodies. Umbralisib is an oral, once daily inhibitor of PI3K delta. Umbralisib also uniquely inhibits CK1-epsilon, which may allow it to overcome certain tolerability issues associated with first generation PI3K delta inhibitors. When used together in combination therapy, ublituximab and umbralisib are referred to as ("U2"), or "1303". Additionally, in early clinical development we have an anti-PD-L1 monoclonal antibody referred to as TG-1501, an oral Bruton’s Tyrosine Kinase (“BTK”) inhibitor referred to as TG-1701, and an anti-CD47/CD19 bispecific antibody referred to as TG-1801.

We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates.

Current Phase 3 or Registration Directed Clinical Trial Highlights:

●
Umbralisib Single Agent Cohorts of UNITY-NHL Phase 2b Trial: UNITY-NHL is a Phase 2b registration-directed clinical trial evaluating umbralisib monotherapy and the U2 combination in previously treated patients with NHL. Currently the follicular lymphoma (FL)/ small lymphocytic leukemia (SLL) and marginal zone lymphoma (MZL) single agent umbralisib cohorts of this trial have been fully enrolled. In February 2019, we announced that the MZL cohort met the primary endpoint of Overall Response Rate (ORR) as determined by Independent Review Committee (IRC) for all treated patients (n=69). The results met the Company’s target guidance of 40-50% ORR. Interim safety and efficacy data from the MZL cohort will be presented in an oral presentation at the upcoming American Association for Cancer Research (AACR) annual meeting on April 1, 2019. Previously, in January 2019, the U.S. Food and Drug Administration (FDA) granted Breakthrough Therapy Designation for umbralisib for the treatment of adult patients with MZL who have received at least one prior anti-CD20 regimen, the same population currently being evaluated in the UNITY-NHL MZL cohort. We plan to discuss the results with the FDA regarding a potential new drug application (NDA) filing for accelerated approval. For the FL/SLL cohort, we are targeting topline data readout in second half-2019.

●
Umbralisib plus Ublituximab UNITY-CLL Phase 3 Trial: UNITY-CLL is a global Phase 3 randomized controlled clinical trial comparing the U2 combination, to an active control arm of obinutuzumab plus chlorambucil in patients with both treatment naïve and relapsed or refractory CLL. The primary endpoint for this study is to demonstrate superiority in Progression Free Survival (PFS) for the U2 combination over the control arm to support the submission for full approval of the U2 combination in CLL. We cannot predict precisely when the PFS readout will occur, however our current estimate is PFS readout may be available by year-end 2019 or first half 2020. This trial is being conducted under Special Protocol Assessment (SPA) with FDA.

●
Ublituximab Single Agent ULTIMATE I & II Trials: ULTIMATE I and ULTIMATE II are two independent Phase 3 trials. Each trial is a global, randomized, multi-center, double-blinded, double-dummy, active-controlled study comparing ublituximab to teriflunomide in subjects with relapsing forms of Multiple Sclerosis (RMS). The primary endpoint for each study is Annualized Relapse Rate (ARR) following 96 weeks of treatment over the control arm to support the submission for full approval of ublituximab in RMS. We are targeting topline data from this trial in mid-2020. These trials are being conducted under an SPA with the FDA.

CORPORATE INFORMATION

We were incorporated in Delaware in 1993. Our executive offices are located at 2 Gansevoort Street, 9th Floor, New York, New York 10014. Our telephone number is 1-212-554-4484, and our e-mail address is info@tgtxinc.com.

We maintain a website with the address www.tgtherapeutics.com and maintain a twitter account. We make available free of charge through our corporate website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We are not including the information on our website or our twitter account as a part of, nor incorporating either by reference into, this report. You may read and copy any such reports and amendments thereto at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. Additionally, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is http://www.sec.gov.

In addition, we intend to use our corporate website, SEC filings, press releases, public conference calls and webcasts as well as social media to communicate with our subscribers and the public about the Company, its services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, in light of the SEC’s guidance, we encourage investors, the media and others interested in the Company to review the information we post on the U.S. social media channels listed on our website.

STRATEGY

Our Strategy

Our goal is to become a fully-integrated, B-cell targeted biopharmaceutical company capable of delivering multi-drug combination treatments for patients with diseases resulting from cancerous or aberrant B-cells. The key tenets of our strategy include the following:

●
Successfully completing our current Phase 3 and registration-directed trials for umbralisib and ublituximab, including, UNITY-CLL, UNITY-NHL, and the ULTIMATE Phase 3 Program in MS;
●
Rapidly gaining regulatory approval for umbralisib in NHL, umbralisib plus ublituximab (“U2”) in CLL, and ublituximab in MS;
●
Efficiently and effectively prepare for commercial launch and build commercial capability to ensure, when approved, broad access to patients for the approved indications for umbralisib and ublituximab;
●
Rapidly add ublituximab to umbralisib in NHL to advance U2 in NHL;
●
Advance TG-1501, TG-1701, and TG-1801 through clinical development and define potential regulatory paths for these drug candidates both as single agents and in combination with umbralisib, ublituximab, and/or U2;
●
Build upon the MS program to expand ublituximab into additional MS indications and other autoimmune diseases;
●
Continue to expand our pipeline with mechanisms of importance to B-cell mediated diseases;
●
Evaluate potential strategic collaborations to maximize the value of our programs and B-cell directed platform; and
●
Maintain our “patient first” culture as we grow our business.

Our Approach and Platform

Our approach is to systematically identify targets that have proven activity in the treatment of B-cell diseases. Our preference is to identify targets for which there is human clinical proof of concept that the mechanism is active in B-cell diseases and then to identify drug candidates that effectively modulate the desired molecular target. We identify these drug candidates at academic centers of excellence or in development at biotech companies or pharmaceutical companies globally. Our current drug candidates were acquired through license agreements, collaborations, or joint ventures with biopharmaceutical companies located in the US, France, Switzerland, India, and China. This approach enables us to minimize target risk while looking for the best available drug candidates around the world. By focusing on B-cell diseases and targets with a known activity profile, we believe that we can quickly identify the patients most likely to respond, resulting in a more efficient development path with a greater likelihood of success. Importantly, since all our drug candidates are focused in one disease area, we can rapidly explore combination therapies, which we believe is essential to providing best outcomes for patients and holds the key to identifying cures for patients with B-cell diseases.

              Our approach is enabled by our clinical development platform which includes:

●
An internal team with a deep understanding of B-cell diseases and the treatment of patients; and
●
An external clinical trials network composed of over 200 community and academic clinical trial sites globally, specializing in B-cell diseases.

B-CELL DISEASES OVERVIEW

B-cell mediated diseases comprise a constellation of disorders that result from cancerous B-cells or aberrant B-cells. In the case of cancerous B-cells, the most common forms of B-cell cancers or B-cell malignancies are non-Hodgkin’s Lymphoma (NHL) and Chronic Lymphocytic Leukemia (CLL). In the case of aberrant B-cells, many autoimmune diseases are believed to result from aberrant B-cell activity, including, Multiple Sclerosis (MS), Rheumatoid Arthritis (RA), and Lupus.

The Company’s current clinical programs are focused on CLL, MZL, FL, and RMS.

Marginal Zone Lymphoma Overview

MZL comprises a group of indolent (slow growing) B-cell non-Hodgkin lymphomas (NHLs) that begin forming in the marginal zone of lymphoid tissue. With an annual incidence of approximately 7,500 newly diagnosed patients in the United States, MZL is the third most common B-cell NHL, accounting for approximately eight percent of all NHL cases. MZL consists of three different subtypes: extranodal MZL of the mucosal-associated lymphoid tissue (MALT), nodal marginal zone lymphoma (NMZL), and splenic marginal zone lymphoma (SMZL).

Follicular Lymphoma Overview

FL is typically a slow-growing or indolent form of NHL which accounts for 20 to 30 percent of all NHL cases, with a prevalence of approximately 245,000 and an incidence of approximately 31,000 in the US, Japan, and 5 major EU markets. FL is usually not considered to be curable, but more of a chronic disease, with patients living for many years.

Chronic Lymphocytic Leukemia Overview

CLL is the most common type of adult leukemia, and in 2019, it is estimated there will be more than 20,000 new cases of CLL diagnosed in the United States. Although signs of CLL may disappear for a period of time after initial treatment, the disease is considered incurable and many people will require additional treatment due to the return of cancerous cells.

Relapsing Forms of Multiple Sclerosis Overview

Relapsing forms of multiple sclerosis (RMS), a chronic demyelinating disease of the central nervous system (CNS) include people with relapsing-remitting multiple sclerosis (RRMS) and people with secondary progressive multiple sclerosis (SPMS) who continue to experience relapses. RRMS is the most common form of multiple sclerosis (MS) and is characterized by episodes of new or worsening signs or symptoms (relapses) followed by periods of recovery. It is estimated that nearly 1,000,000 people are living with MS in the United States and approximately 85 percent are initially diagnosed with RRMS. The majority of people who are diagnosed with RRMS will eventually transition to SPMS, in which they experience steadily worsening disability over time.

OUR PRODUCTS UNDER DEVELOPMENT

We have leveraged our B-cell platform to develop a robust drug pipeline of both targeted orally available, potent and selective small molecule kinase inhibitors and intravenously delivered “off-the-shelf” immunotherapies that leverage the patient’s own immune system to fight cancer. We currently own worldwide development and commercial rights, subject to certain limited geographical restrictions, to all of our pre-clinical and clinical programs. The following table summarizes our most advanced drug candidates as of February 28, 2019.

Clinical Drug Candidate (molecular target)	Initial Target Disease	Stage of Development (pivotal study)
Ublituximab (anti-CD20/mAb)	Chronic Lymphocytic Leukemia	Phase 3 trial (UNITY-CLL)
	Multiple Sclerosis	Phase 3 trials (ULTIMATE I and II)

Umbralisib (PI3K delta inhibitor)	Chronic Lymphocytic Leukemia	Phase 3 trial (UNITY-CLL)
	Marginal Zone Lymphoma	Phase 2b trial (UNITY-NHL)
	Follicular Lymphoma	Phase 2b trial (UNITY-NHL)
TG-1501 (anti-PDL1)	B-cell Cancers	Phase 1 trial
TG-1701 (BTK inhibitor)	B-cell Cancers	Phase 1 trial
TG-1801 (anti-CD47/CD19)	B-cell Cancers	Phase 1 trial

Ublituximab Overview

Ublituximab (also referred to as TG-1101) is a glycoengineered anti-CD20 monoclonal antibody that targets a unique epitope on the CD20 antigen found on the surface of B-lymphocytes. We hold exclusive worldwide rights to develop and commercialize ublituximab for all indications, except for the territories of France and Belgium for which an option to commercialize has been retained by LFB Biotechnologies, and South Korea and Southeast Asia which were licensed by us to Ildong Pharmaceutical Ltd in November 2012.

Generally, anti-CD20 antibodies are believed to exert their B-cell depleting effects through three primary mechanisms: antibody dependent cell-mediated cytotoxicity (ADCC), complement dependent cytotoxicity (CDC), and direct or programmed cell death (DCD or PCD). Ublituximab has been specifically glycoengineered to enhance ADCC activity, which should enhance its ability to deplete B-cells and may improve its anti-cancer effects when compared to rituximab the leading anti-CD20 monoclonal antibody, which had worldwide sales in 2018 of approximately $7 billion.

ADCC is a mechanism that is dependent on interactions between the Fc region of the antibody and the FccR receptors on immune system effector cells, most notably the Fc−gammaR (CD16) receptor found on NK cells. These interactions trigger cells to release cytotoxic molecules and proteases resulting in B-cell death. Ublituximab is a next generation, type I chimeric IgG1 monoclonal antibody with a glycoengineered Fc region designed specifically to induce higher ADCC activity in comparison to rituximab. In pre-clinical (non-human) experiments, ublituximab has demonstrated an ability to enhance ADCC by >50x over rituximab, resulting in enhanced potency.

  Umbralisib Overview

Umbralisib (also referred to as TGR-1202) is an oral, once daily inhibitor of PI3K delta inhibitor with nanomolar potency to the delta isoform and high selectivity over the alpha, beta, and gamma isoforms. Umbralisib also uniquely inhibits CK1-epsilon, which may allow it to overcome certain tolerability issues associated with first generation PI3K-delta inhibitors. Umbralisib has demonstrated activity in preclinical models of hematologic malignancies and in vitro on primary cells from patients with hematologic malignancies. The phosphoinositide-3-kinases (“PI3Ks”) are a family of enzymes involved in various cellular functions, including cell proliferation and survival, cell differentiation, intracellular trafficking, and immunity. There are four isoforms of PI3K (alpha, beta, delta, and gamma), of which the delta isoform is strongly expressed in cells of hematopoietic origin, and often implicated in B-cell related lymphomas.

               Additionally, in October 2016, a manuscript titled, "Silencing c-Myc Translation as a Therapeutic Strategy through Targeting PI3K Delta and CK1 Epsilon in Hematological Malignancies," was published online in the First Edition section of Blood, the Journal of the American Society of Hematology. The publication presents preclinical data describing the synergy of umbralisib with the proteasome inhibitor carfilzomib and the unique effects of the combination to silence c-Myc in various preclinical lymphoma and myeloma models. Importantly, the manuscript for the first time reports on umbralisib’s unique complimentary mechanism of inhibiting the protein kinase casein kinase-1 epsilon (CK1e), which may contribute to what we believe is a differentiated safety profile of umbralisib over first generation PI3K delta inhibitors by supporting T regulatory cells, a part of the immune system necessary to protect against autoimmune mediated toxicities.

Early Clinical Development of Ublituximab and Umbralisib

Single Agent Ublituximab (TG-1101) in Relapsed/Refractory NHL & CLL

Two single-agent, dose-escalation, Phase I studies were undertaken with ublituximab to establish an optimal dose in patients with NHL and CLL. The first was a two part first-in-human Phase I clinical trial completed in France in which ublituximab was evaluated in relapsed or refractory CLL. In 2012 a second single-agent Phase I study was undertaken in the US entitled "An Open Label Phase I/II Trial of the Efficacy and Safety of TG-1101 in Patients with B-cell Non-Hodgkin’s Lymphoma who have Relapsed or are Refractory After CD20 Directed Antibody Therapy." In July 2014, this trial completed enrollment of 35 patients, of which 12 patients were included in the dose escalation component and 23 patients in various expansion cohorts. All enrolled patients were relapsed or refractory to rituximab or a rituximab containing regimen, and in most cases multiple other lines of therapy. Dr. Owen O'Connor, Professor of Medicine and Director, Center for Lymphoid Malignancies at New York Presbyterian Columbia Medical Center was the Principal Investigator for the multi-center study. Data from this study was published in full in the British Journal of Haematology in February 2017. In both Phase 1 studies, single agent ublituximab was deemed well tolerated by treating investigators and displayed promising clinical activity in relapsed and refractory patients.

Single Agent Ublituximab (TG-1101) in Relapsing Forms of Multiple Sclerosis

In May 2016, we commenced our first study of ublituximab in patients with relapsing forms of multiple sclerosis (RMS), a chronic demyelinating disease of the central nervous system (CNS). The study, entitled "A Placebo-Controlled Multi-Center Phase 2 Dose Finding Study of Ublituximab, a Third-Generation Anti-CD20 Monoclonal Antibody, in Patients with Relapsing Forms of Multiple Sclerosis," was led by Edward Fox, MD, PhD, Director of the Multiple Sclerosis Clinic of Central Texas and Clinical Associate Professor at the University of Texas Dell Medical School in Austin, TX. The primary objective of the study was to determine the optimal dosing regimen for ublituximab with a focus on accelerating infusion times. In addition to monitoring for safety and tolerability at each dosing cohort, B-cell depletion and established MS efficacy endpoints were also evaluated.

In October 2018, final data from this Phase 2 study were presented at the 34th Congress of the European Committee for Treatment and Research in Multiple Sclerosis (ECTRIMS) meeting in Berlin, Germany. The presentation included final data on all 48 patients enrolled in the study through 48 weeks of treatment. Ublituximab was well tolerated across all patients including those receiving rapid infusions, as low as a one hour for the 450mg dose currently being studied in the Phase 3 ULTIMATE program and no study drug related discontinuations occurred. Median B cell depletion was >99% at the primary analysis point of Week 4 (n=48) and maintained at Week 24 and Week 48. Ublituximab also completely eliminated all (100%) T1 Gd-enhancing lesions at Week 24 and maintained complete elimination at Week 48 (n=46) and an Annualized Relapse Rate (ARR) of 0.07 was observed with 93% of subjects relapse free at Week 48.

Single Agent Umbralisib (TGR-1202) in Patients with Relapsed/Refractory Hematologic Malignancies

In January 2013, we initiated a Phase I, open label, multi-center, first-in-human clinical trial of umbralisib in patients with hematologic malignancies. The study entitled "A Phase I Dose Escalation Study Evaluating the Safety and Efficacy of TGR-1202 in Patients with Relapsed or Refractory Hematologic Malignancies," is being run in collaboration with the Sarah Cannon Research Institute in Nashville, TN with Howard “Skip” Burris, MD, Executive Director, Drug Development as the acting Study Chair. Enrollment was open to patients with relapsed or refractory NHL, CLL, and other select hematologic malignancies. As of February 2016, this study closed to enrollment.

In February 2018, data from this first-in-human Phase 1 clinical trial of umbralisib was published in The Lancet Oncology. The manuscript was titled, “Umbralisib, a novel PI3K and casein kinase-1 epsilon inhibitor, in relapsed or refractory chronic lymphocytic leukemia and lymphoma: an open-label, phase 1, dose-escalation, first-in-human study.” The paper includes safety and efficacy information from 90 patients with relapsed or refractory hematologic malignancies, including patients with CLL and various forms of lymphoma treated with single agent umbralisib. In this study, the data showed that umbralisib was well tolerated with a favorable safety profile distinct from prior generation PI3K delta inhibitors.

Additional Early Studies with Ublituximab (TG-1101) and/or Umbralisib (TGR-1202)

In addition to the above Phase 1 trials for ublituximab and umbralisib, the following Phase 1 and Phase 2 studies, as well as an integrated analysis were conducted:

●
Ublituximab in Combination with Umbralisib with/without ibrutinib or bendamustine for Relapsed/Refractory NHL & CLL— In November 2013, we initiated a multi-center, Phase I study to evaluate the safety and efficacy of the combination of ublituximab and umbralisib, (U2), for patients with relapsed and/or refractory CLL and NHL. The MD Anderson Cancer Center was the lead center for this clinical trial. Additional cohorts were added to this study to explore the triple therapy combination of U2 plus ibrutinib and the triple therapy combination of U2 plus bendamustine. Both U2 and the triplet combinations demonstrated acceptable levels of tolerability with promising activity. Enrollment in all cohorts is now closed and patients continued to be followed for safety and efficacy. Data highlights from each cohort include the following:

●
U2: In December 2015 we presented the results from the U2 portion of this trial at the 57th American Society of Hematology (ASH) annual meeting, Abstract Number 1538. The presentation included data from patients with relapsed and refractory NHL and CLL treated with U2. The combination was well tolerated in the 71 patients evaluable for safety at all dose levels up through 1200mg. This was a heavily pretreated population with high-risk features, including 58% refractory to last treatment with multiple previous lines of rituximab-based therapy. Notably, the only Grade 3/4 adverse event occurring in > 5% of patients was neutropenia and of the 71 patients available for safety, only 6 patients (8%) discontinued due to an umbralisib related event. Additionally, 26 patients had been on U2 for 6+ months, with no events of colitis reported as of the date of publication.

●
Efficacy data was presented on patients treated at the higher doses of umbralisib (1200mg of the original formulation and 600mg or greater of the micronized formulation). 80% (8 of 10) ORR was observed in patients with CLL/SLL, including 1 complete response (CR) and 7 partial responses (PRs). Notably, 75% of CLL patients had high-risk cytogenetics (17p and/or 11q del). 71% (12 of 17) ORR was observed in heavily pretreated patients with indolent NHL (FL & MZL), including 4 CRs (24%) and 8 PRs, with 4 of the remaining 5 patients achieving stable disease.

●
U2 plus Bendamustine: In December 2018, updated data for the U2 plus bendamustine cohort was presented at the 60th ASH Annual Meeting. Overall, the U2 plus bendamustine combination was well tolerated and highly active in patients with advanced indolent and aggressive NHL, including those not eligible for HD/SCT or CD19 CART therapy. Efficacy highlights from this poster included an 85% (11 of 13) ORR including a 54% CR rate in patients with relapsed or refractory FL.

●
U2 plus Ibrutinib: In January 2019, we announced the publication of results from the U2 plus ibrutinib cohort in The Lancet Haematology. Safety data was available from 46 patients and the triple combination of ublituximab, umbralisib, and ibrutinib was well tolerated with a manageable adverse event profile, and no maximum tolerated dose achieved for the combination. Efficacy data was available from 44 patients and showed the U2 plus ibrutinib combination to be highly active. The ORR amongst all evaluable patients was 84%, with 100% (22 of 22) of patients with CLL/SLL achieving a response, including 36% achieving a CR. Among patients with NHL, 68% (15 of 22) achieved a response, including a 71% ORR in FL (n=7), a 100% ORR in MZL (n=3), and a 100% ORR in MCL (n=6).

●
Umbralisib as a single agent in CLL patients who are intolerant to prior BTK inhibitor or PI3K delta inhibitor therapy— In June 2018, at the 23rd Congress of the European Hematology Association (EHA), data was presented from 47 patients with CLL who were intolerant to prior BTK or PI3K delta inhibitor therapy who were then treated with single agent umbralisib. Umbralisib demonstrated a favorable safety profile with only 13% of patients discontinuing due to an adverse event, of which only one patient discontinued due to a recurrent adverse event (AE) also experienced with prior kinase inhibitor therapy. As of the data presentation, nearly half of the patients enrolled had been on umbralisib for a duration longer than their prior kinase inhibitor. The median progression free survival (PFS) and overall survival (OS) has not been reached with a median follow-up of 9.5 months. Enrollment is now closed with patients continuing to be followed.

●
Umbralisib Long-term Follow-up Integrated Analysis in Patients with Relapsed/Refractory Hematologic Malignancies— In December 2017, at the 59th ASH Annual Meeting, the Company presented integrated long-term follow-up data from 347 patients exposed to umbralisib across 5 studies, which continued to demonstrate high response rates in CLL, and FL coupled with a favorable safety profile distinct from other PI3K delta inhibitors. In June 2018, an update on the data was presented at the 23rd Congress of the European Hematology Association (EHA). The presentation included data pooled from 4 completed or ongoing Phase 1 or 2 studies containing umbralisib, focusing on 177 patients who have been on daily umbralisib for a minimum of 6 months. Patients were heavily pretreated, with 45% of patients having seen 3 or more prior lines of therapy. Umbralisib continued to exhibit a differentiated safety profile compared to prior generation PI3K delta inhibitors. Serious adverse events occurring in >1% of patients after 6 months on therapy were limited to pneumonia (3%), diarrhea (2%), and cellulitis (2%) with only 2% of patients discontinuing umbralisib as a result of diarrhea/colitis after being on umbralisib for more than 6 months.

●
Phase 2 trial of Ublituximab plus Ibrutinib in patients with relapsed or refractory CLL and Mantle Cell Lymphoma (MCL)— In December 2013, we initiated a multi-center Phase 2 clinical trial to evaluate the safety and efficacy of the combination of ublituximab and ibrutinib for patients with CLL and MCL. Jeff P. Sharman, MD, Medical Director, Hematology Research, US Oncology Network, was the Study Chair. This trial has completed enrollment. Final data from the MCL cohort of this study was presented at the 57th ASH meeting held in December 2015, with data from the CLL cohort published in the British Journal of Haematology in December 2016. The combination displayed marked clinical activity, reporting an 88% (35/41) response rate in patients with CLL, a 95% (19/21) response rate in those CLL patients with high-risk cytogenetics, and an 87% (13/15) response rate in patients with MCL. The data from the CLL cohort of this study supported the Phase 3 GENUINE study evaluating ublituximab plus ibrutinib in CLL patients with high-risk cytogenetics.

●
Phase 2 trial of Umbralisib plus Ibrutinib in patients with relapsed or refractory CLL and MCL— In December 2018, we announced the publication of results from the multicenter Phase 1/1b trial of umbralisib in combination with ibrutinib, the oral Bruton's tyrosine kinase (BTK) inhibitor, in Lancet Haematology. This investigator-initiated trial was conducted at Dana-Farber Cancer Institute and four additional centers across the USA in collaboration with the Leukemia and Lymphoma Society, Blood Cancer Research Partnership with funding by TG Therapeutics. The publication includes safety and efficacy information from a total of 42 relapsed or refractory patients, 21 with CLL and 21 with MCL. In this study, the combination of umbralisib and ibrutinib was well tolerated and consistent with the additive toxicity profile of the two drugs individually. No dose-limiting toxicities were observed, and the maximum-tolerated dose of umbralisib when combined with ibrutinib was not reached. The recommended phase 2 dose of umbralisib when given in combination with ibrutinib was 800 mg once daily. Importantly, serious immune-mediated toxicities were not observed with this combination, as had previously been reported with combinations of different agents targeting this pathway, with only one case of transient Grade 3 transaminitis and no Grade 3/4 colitis or pneumonitis. The combination of umbralisib and ibrutinib was also clinically active, with 90% of relapsed/refractory CLL patients achieving an overall response (n=19), of which 62% (n=13) achieved a partial response or partial response with lymphocytosis, and 29% (n=6) achieved a complete response. Of the 21 patients treated with MCL, 67% (n=14) achieved an overall response, of which 48% (n=10) achieved a partial response and 19% (n=4) achieved a complete response.

●
Additional early combination studies utilizing umbralisib with approved agents— Umbralisib has been evaluated in combination with the anti-CD30 antibody drug conjugate, brentuximab vedotin, in patients with relapsed or refractory Hodgkin’s lymphoma and in combination with the JAK inhibitor, ruxolitinib, in patients with Myelofibrosis or Polycythemia Vera. Additional investigator sponsored trials are also underway which are combining umbralisib and or the U2 combination with other approved agents for the treatment of B-cell malignancies.

 Phase 3 and Registration-Directed Clinical Trials for Ublituximab and Umbralisib

The company has initiated and enrolled several Phase 3 and registration-directed Phase 2b clinical trials (ie, clinical trials that may support a marketing application for approval). The following are the current Phase 3 trials and registration-directed Phase 2b clinical trials in the order of expected top-line data:

The UNITY-NHL Trial—Marginal Zone Lymphoma (MZL) and Follicular Lymphoma (FL)/Small Lymphocytic Lymphoma (SLL) Cohorts (Umbralisib single agent)

The UNITY-NHL study is a broad Phase 2b multiple cohort trial designed to evaluate the efficacy and safety of umbralisib monotherapy and in combination with ublituximab in previously treated subjects with NHL. In 2017, the UNITY-NHL study began enrolling a cohort of patients with FL/SLL and an additional cohort of patients with MZL. These cohorts of the trial are being led by Nathan H. Fowler, MD, Associate Professor, Department of Lymphoma/Myeloma at the University of Texas MD Anderson Cancer Center. The primary objective of these cohorts of the study are to assess the efficacy of umbralisib single agent as measured by ORR.

For the FL/SLL cohort, adult patients were enrolled who had two prior lines of therapy that included an anti-CD20 monoclonal antibody and an alkylating agent. This cohort is fully enrolled with approximately 125 patients and top-line data are expected in second half 2019.

For the MZL cohort, adult patients were enrolled who had one prior line of therapy that included an anti-CD20 monoclonal antibody. On February 28, 2019 we announced that the MZL cohort of the UNITY-NHL Phase 2b pivotal trial evaluating umbralisib monotherapy met the primary endpoint of Overall Response Rate (ORR) as determined by Independent Review Committee (IRC) for all treated patients (n=69). The results met the Company’s target guidance of 40-50% ORR. Interim safety and efficacy data from this study will be presented in an oral presentation at the upcoming American Association of Cancer Research (AACR) annual meeting on April 1, 2019 and full data from this study are expected to be presented at a medical meeting later this year. We plan to discuss the results with the U.S. Food and Drug Administration (FDA) regarding a potential new drug application (NDA) filing for accelerated approval.

The multicenter, open-label, UNITY-NHL Phase 2b study - MZL cohort was designed to evaluate the safety and efficacy of single agent umbralisib in patients with MZL who have received at least one prior anti-CD20 regimen. The primary endpoint is ORR as determined by IRC assessment. The primary analysis of ORR will be conducted once all treated patients have had at least 9 cycles (Cycle = 28 days) of follow-up. Secondary endpoints include safety, duration of response, and progression-free survival (PFS).

The positive ORR outcome announced in February 2019 was based on all 69 enrolled and treated patients, however at the time all patients had not yet been followed for a minimum of 9 cycles as required for the primary analysis of ORR. Accordingly, the study is on-going and patients with benefit on therapy (stable disease or in response) remain on study. Safety data are currently being analyzed.

In January 2019, the FDA granted Breakthrough Therapy Designation (BTD) for umbralisib for the treatment of adult patients with MZL who have received at least one prior anti-CD20 regimen. The BTD was based on interim data from the MZL cohort of the UNITY-NHL trial.

There are additional exploratory cohorts of the UNITY-NHL trial focused on Diffuse Large B-Cell Lymphoma (DLBCL) and Mantle Cell Lymphoma (MCL). Each cohort of the UNITY-NHL trial including, MZL, FL/SLL, DLBCL, and MCL, is enrolled to and evaluated independently.

 The UNITY-CLL Trial—Combination of Ublituximab (TG-1101) plus Umbralisib (TGR-1202) in patients with Front-line or Relapsed/Refractory Chronic Lymphocytic Leukemia

In September 2015, we reached an agreement with the FDA regarding a Special Protocol Assessment (SPA) on the design, endpoints and statistical analysis approach of a Phase 3 clinical trial, UNITY-CLL, for the proprietary combination of ublituximab plus umbralisib, for the treatment of CLL. The SPA provides agreement that the Phase 3 trial design adequately addresses objectives that, if met, would support the regulatory submission for drug approval of both ublituximab and umbralisib in combination.

The Phase 3 trial, called the UNITY-CLL trial, is a randomized controlled clinical trial that includes two key objectives: first, to demonstrate contribution of each agent in the ublituximab plus umbralisib regimen (the combination sometimes referred to as "U2"), and second, to demonstrate superiority in PFS over the standard of care to support the submission for full approval of the combination. The study randomized patients into four treatment arms: ublituximab plus umbralisib, ublituximab alone, umbralisib alone, and an active control arm of obinutuzumab + chlorambucil. The UNITY-CLL trial is being led by John Gribben, MD, professor of Medical Oncology, Barts Cancer Institute, United Kingdom. The study enrolled over 600 patients across the four treatment arms with approximately 420 patients in the U2 and the active control arm combined. Enrollment completed in October 2017.

In May 2017, an early interim analysis was conducted to assess contribution of each single agent in the ublituximab plus umbralisib combination regimen, which allowed for the early termination of both single agent arms. A second interim analysis was planned to evaluate ORR to support accelerated approval when all patients in the U2 arm and the active control arm had at least 6 months of follow-up. In September 2018, we announced that the independent Data Safety Monitoring Board (“DSMB”) reviewed ongoing data from the trial and advised us that the second interim analysis of ORR could not be conducted at that time as the data were not sufficiently mature to conduct the analysis. Given the uncertainty surrounding the timing and outcome of the ORR analysis, as well as the significant regulatory hurdles associated with accelerated approval in CLL, we are no longer planning to seek accelerated approval for U2 in CLL based on ORR. The Company remains blinded to all efficacy data and the trial continues to be conducted under SPA agreement with the FDA. We await the results for the primary endpoint for the study, PFS, to seek full approval for U2 in patients with CLL, if the study is positive. Importantly, an application based on PFS is expected to support full approval versus accelerated approval, which is a conditional approval.

Additionally, in September 2018, the DSMB reviewed safety data from over 600 patients, including over 300 patients treated with umbralisib either alone or in combination with ublituximab, of which approximately 60% were treatment naïve. After review of the data, the DSMB identified no safety concerns and recommended the trial continue without modification.

The GENUINE Trial— Ublituximab + Ibrutinib in patients with high risk Chronic Lymphocytic Leukemia

The GENUINE trial is a randomized controlled clinical trial in patients with previously treated CLL with specific high-risk cytogenetic abnormalities, with patients randomized to receive either ublituximab plus ibrutinib or ibrutinib alone. Due to enrollment challenges associated with this study, in October 2016, we announced revisions to the design of the GENUINE study to accelerate its completion. Initially the study was being conducted pursuant to an SPA with the FDA, and was designed to enroll approximately 330 patients, with a two-part analysis of both ORR and PFS. The trial as amended in October 2016 removed PFS as a co-primary endpoint leaving ORR as the sole primary endpoint. The target number of patients was also reduced to 120 patients. The SPA was terminated at the time the changes were implemented.

In March 2017, we reported positive top-line data from the GENUINE study and in June 2017, the results were presented by Dr. Jeff P. Sharman, Medical Director, Hematology Research, US Oncology in an oral session during the 53rd American Society of Clinical Oncology ("ASCO") Annual Meeting in Chicago, IL. We had hoped to use the ORR results from the GENUINE trial to file for accelerated approval for the combination of ublituximab plus ibrutinib. In October of 2017, we announced the results of a meeting with the FDA related to the potential accelerated approval application. The FDA had expressed concern that an intervening approval for the treatment of relapsed or refractory CLL could, as available therapy, have the effect of blocking our accelerated approval application. In June 2018, venetoclax received full approval for the treatment of relapsed or refractory CLL, the same indication for which we planned to file accelerated approval. While we do believe under the FDA guidance related to accelerated approval that there are benefits of ublituximab plus ibrutinib over presently available therapies that could support approval, we have decided at this time to not pursue the filing of the results from the GENUINE trial to support accelerated approval. We continue to follow patients in the GENUINE study for safety and efficacy including Overall Response Rate, Minimal Residual Disease (MRD) and PFS.

The ULTIMATE I and ULTIMATE II Phase 3 Clinical Trials—Single Agent Ublituximab in relapsing forms of Multiple Sclerosis

In August 2017, we reached an agreement with the FDA regarding an SPA on the design of two Phase 3 clinical trials for ublituximab, referred to as the ULTIMATE I and ULTIMATE II trials, for the treatment of relapsing forms of Multiple Sclerosis (RMS). The SPA provides agreement that the two Phase 3 trial designs adequately address objectives that, if met, would support the regulatory submission for approval of ublituximab in RMS. Each trial is a global, randomized, multi-center, double-blinded, double-dummy, active-controlled study comparing ublituximab to teriflunomide in subjects with RMS. The primary endpoint for each study is Annualized Relapse Rate (ARR) following 96 weeks of treatment. Each trial was designed to enroll approximately 440 subjects, randomized in a 1:1 ratio.  This trial is being led by Lawrence Steinman, MD, George A. Zimmermann Professor and Professor of Pediatrics, Neurology and Neurological Sciences at Stanford University.

In August 2018, we announced that target enrollment into the ULTIMATE I and II trials had been achieved, and that enrollment would continue into September 2018 to allow identified patients to participate in the study. At completion of full enrollment in October of 2018, approximately 1,100 subjects were enrolled in both studies combined.

TG-1501 (anti-PD-L1 monoclonal antibody) Overview

TG-1501 is a fully human monoclonal antibody of IgG1 subtype that binds to Programmed Death-Ligand 1 (PD-L1) and blocks its interactions with PD-1 and B7.1 receptors. Cancer cells elude anti-tumor immunity through multiple mechanisms, including upregulated expression of ligands for inhibitory immune checkpoint receptors. Signals from PD-L1 on tumor cells and in the tumor microenvironment help those tumors avoid immune attack and elimination by preventing activation of tumor specific effector T-cells. Anti-PD-L1 antibodies are designed to block that signal, permitting effector T-cells to attack the cancer. Clinical studies have shown that blockade of the PD-1/PD-L1 pathway by monoclonal antibodies can enhance the immune response and result in anti-tumor activity.

Preclinically, it has been shown that the effects of anti-PD-L1 intervention can be enhanced by utilizing other mechanisms targeting the tumor microenvironment. Combining immunotherapies like anti-PD-L1, that counters the tumor's immune-evading defense system with other anti-cancer agents such as ublituximab or umbralisib may better engage the body's own immune system to help fight cancer.

A comprehensive array of in vitro biochemical and cellular assays was established to characterize the binding and the functional activities of TG-1501. The in vitro data demonstrated that the affinity, PD-L1 binding capability, relative ability to inhibit PD-1/PDL-1 interactions, and functional activity of TG-1501 in cellular assays are comparable to those of atezolizumab, durvalumab and avelumab - the currently approved products sharing the same mechanism of action.

TG-1501 is currently being evaluated in an ongoing study (Study CK-301-101: NCT03212404), enrolling patients with select solid tumors, being conducted by our licensor. In the dose escalation portion of this trial, doses ranging from 200mg to 800mg were tested with no dose-limiting toxicities observed and no maximum tolerated dose (MTD) was achieved; therefore, a fixed dose of 800 mg was the selected starting dose of TG-1501 for patients with hematologic malignancies.

In December 2018, the FDA approved an IND for TG-1501 and a Phase 1 study in subjects with select subtypes of lymphoma is expected to commence in Q1 2019. After characterizing the safety profile of TG-1501 as monotherapy in hematological malignancies, the study may evaluate TG-1501 in combination with other therapies, including ublituximab and/or umbralisib. Based on our rapidly evolving understanding of the pathobiology of lymphoma subtypes, we envision further combinations with other immunotherapies in the future.

TG-1701 (BTK inhibitor) Overview

TG-1701 is a novel, orally available and covalently-bound Bruton’s tyrosine kinase (BTK) inhibitor that exhibits superior selectivity to BTK compared to ibrutinib in in vitro kinase screening.

B-cell receptor (BCR) signaling is crucial for normal B-cell development and supports the survival and growth of malignant B-cells in patients with B-cell leukemias or lymphomas. Targeting BTK, an essential element of BCR signaling pathway which regulates the survival, activation, proliferation, and differentiation of B lymphocytes, has shown remarkable efficacy with an acceptable safety profile in B-cell malignancies.

In June 2018, pre-clinical data for TG-1701 demonstrating favorable pharmacologic properties was presented at the 23rd Congress of the European Hematology Association (EHA) in Stockholm, Sweden. In vitro pharmacology studies have revealed that TG-1701 inhibited BTK with greater than 10-fold selectivity as measured by IC50 on the kinase activities of EGFR, ITK, TXK, JAK3, HER2 and HER4. In vivo pharmacology studies showed that TG-1701 significantly inhibited the growth of xenograft lymphoid tumors including OCI-LY-10 and DOHH-2 in nude mice.

We are currently evaluating TG-1701 in a Phase 1, multi-center, dose-escalation clinical trial in patients with B-cell malignancies. This trial is designed to evaluate the safety and tolerability of TG-1701 in adults with B-cell malignancies and determine the recommended Phase 2 dose. Key secondary objectives include evaluation of pharmacokinetics (PK), pharmacodynamics, and preliminary anticancer activity.

TG-1801 (anti-CD47/anti-CD19 bispecific monoclonal antibody) Overview

              TG-1801 is a first-in-class, bispecific CD47 and CD19 antibody. It is the first therapy to target both CD19, a B-cell specific market widely express across B-cell malignancies, and CD47, the "don’t eat me" signal used by both healthy and tumor cells to evade macrophage mediated phagocytosis. CD47 is expressed ubiquitously on normal cells, including red blood cells and platelets. CD19 is a specific B-cell marker, expressed early during pre-B cell ontogeny and until terminal differentiation into early plasma cells. The majority of B-cell lineage malignancies (more than 90%) express CD19, including NHL, CLL and acute lymphoblastic leukemia (ALL). Tumor B-cells that have lost the expression of CD20 after anti-CD20 mAb therapy, have been found to maintain the expression of CD19, making CD19 an attractive target in the treatment of B cell malignancies. By co-targeting both CD47 and CD19, TG-1801 has the potential to overcome the limitations of existing CD47 targeted therapies by avoiding the side effects caused by indiscriminate blockade of CD47 on healthy cells. In addition to potentially enhancing tolerability, the co-targeting of CD19 by TG-1801 may provide a secondary mechanism of direct anti-tumor activity through the engagement of effector cells and induction of antibody dependent cellular cytotoxicity (ADCC).

TG-1801 binds to human CD19 with significantly higher affinity than towards CD47. This difference between its affinity to CD19 and CD47 allows TG-1801 to bind and selectively block CD47 on CD19+ B-cells but not on CD19- red blood cells or platelets in human peripheral blood.

 In in vitro assays, TG-1801 induces antibody-dependent cellular phagocytosis (ADCP) and antibody-dependent cellular cytotoxicity (ADCC) of malignant tumor B-cell lines and primary tumor B-cells from patients with B-cell acute lymphoblastic leukemia (B-ALL), B-cell chronic lymphocytic leukemia (B-CLL) and numerous subtypes of NHL.

In in vivo mouse tumor models, treatment with TG-1801 inhibited tumor growth in Raji cell subcutaneous xenograft model, NALM-6 cell disseminated tumor model, and patient-derived xenograft models, including primary tumor cells from patients with diffuse large B-cell lymphoma (DLBCL) and B-ALL. In addition, the combination of rituximab and TG-1801 demonstrated enhanced activity over TG-1801 monotherapy.

In summary, TG-1801 demonstrates anti-tumor activity in both in vitro assays (ADCP and ADCC) and in vivo animal tumor models.

In the first quarter of 2019 we commenced, a Phase 1 first-in-human, dose-escalation study of TG-1801. This study will evaluate escalating doses of TG-1801 in patients with B-Cell lymphoma. The primary objective of the study is to determine the recommended Phase 2 dose and to characterize the safety profile of TG-1801. Key secondary objectives are to evaluate the pharmacokinetics of TG-1801 and its preliminary anticancer activity.

Preclinical Programs

                In addition to our clinical programs, we currently have licensed preclinical programs for BET (TG-1601), IRAK4, and GITR.

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

Product Candidate	Target Indication	Development Status	Completion of Phase	Estimated Cost to Complete Phase
Ublituximab & Umbralisib	CLL patients	Phase III	2019	Approximately $5 million
Umbralisib +/-Ublituximab	Relapsed/refractory NHL patients	Phase IIb	2019*	Approximately $5 million
Ublituximab	In Relapsing forms of Multiple Sclerosis (RMS)	Phase III	2020	Approximately $35 million
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

We also depend upon the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors. This knowledge, trade secrets, proprietary information and experience we call “know-how.” To help protect our proprietary know-how which is not patentable, and for inventions for which patents may be difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we require all employees, consultants, advisors and other contractors to enter into confidentiality agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

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

We file patent applications directed to our drug candidates in an effort to establish intellectual property positions regarding these new chemical entities as well as uses of these new chemical entities in the treatment of diseases. We also file patent applications directed to novel combinations of our drugs together and with drugs developed by others. The intellectual property portfolios for our most advanced drug candidates as of February 28, 2018 are summarized below. Each of these portfolios contain pending patent applications covering our drug candidates and uses and combinations of the drug candidates, prosecution has just begun or is in progress. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO often significantly narrowed by the time they issue, if they issue at all. We expect this to be the case with respect to our pending patent applications referred to below.

Additionally, because the date for any potential regulatory approval is currently unknown we cannot predict the expected expiration date, and it is possible that the life of these patents following regulatory approval could be minimal.

Ublituximab

Pursuant to our license for ublituximab with LFB Biotechnologies, GTC Biotherapeutics, and LFB/GTC LLC, we have the exclusive commercial rights to a series of patents and patent applications in the U.S. and in multiple countries around the world, as well as a non-exclusive license to additional background patent rights. These patents and patent protections include composition of matter patents relating to the structure and mechanism of action for ublituximab as well as method of use patents which cover use of ublituximab in combination with various agents and for various therapeutic indications.

The composition of matter patent for ublituximab has been issued in the U.S. and Europe, which affords patent protection until 2029 in the U.S. and 2025 in Europe, exclusive of patent term extensions. We also have a method of use patent on the combination of umbralisib and ublituximab which has been issued in the U.S., EU, and Japan, and is pending in other territories globally. Additionally, we have numerous granted patents and pending patent applications outside the U.S. which include claims directed to the composition of matter and methods of treatment with ublituximab in various settings.

Umbralisib

Pursuant to our license for umbralisib with Rhizen, we have the exclusive commercial rights to a series of patent applications in the U.S. and abroad. The patent applications include composition of matter patents relating to the structure, mechanism of action, and formulation for umbralisib as well as method of use patents which cover use of umbralisib in combination with various agents and for various therapeutic indications. Our composition of matter patent for umbralisib has been issued in the U.S. and Europe, which affords patent protection until 2033, exclusive of patent term extensions. We also have a method of use patent on the combination of umbralisib and ublituximab which has been issued in the U.S., EU, and Japan, and is pending in other territories globally. All other patent applications currently filed for umbralisib are currently pending. Because the dates for any potential regulatory approval are currently unknown we cannot predict the expected expiration date, and it is possible that the life of these patents following regulatory approval could be minimal.

TG-1501 (anti-PDL1 monoclonal antibody)

Pursuant to our Global Collaboration with Checkpoint Therapeutics, we have the exclusive commercial rights in the treatment of hematological cancers and autoimmune diseases to a series of patent applications pending in the United States, Australia, Canada, Europe, Israel and Korea. Any patents maturing from these pending applications will expire no sooner than October 2033.

TG-1701 (BTK inhibitor)

Pursuant to our license agreement with Jiangsu Hengrui, we have the exclusive commercial rights to a patent family which covers the composition of matter and proposed methods of use for various therapeutic indications. All patent applications currently filed for the BTK program are currently pending. Any patents maturing from these pending applications will expire no sooner than October 2034.

TG-1801 (anti-CD47/anti-CD19 bispecific antibody)

Pursuant to our joint venture and license option agreement with Novimmune, we have the exclusive commercial rights to a series of global patent applications, all of which are currently pending. Any patents maturing from these pending applications will expire no sooner than December 2032.

Limitations on Patent Rights and Trade Secrets

The patent rights that we own or have licensed relating to our product candidates are limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market these product candidates. See “Item 1A – Risk Factors -- Risks Related to the Company’s Intellectual Property.” In addition, the limited patent protection may adversely affect the value of our product candidates and may inhibit our ability to obtain a corporate partner at terms acceptable to us, if at all.

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

In addition, while we have and plan to continue to enter into confidentiality agreements designed to protect our trade secrets, know-how and proprietary information and to grant us ownership of inventions that are developed by individuals in connection with their relationship with us, these agreements may not, however, provide protection for our trade secrets, know-how and proprietary information in the event of unauthorized disclosure of such information.

Orphan Drug Designation

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

Pursuant to these regulations, ublituximab has received Orphan Drug Designation from the FDA for the treatment of MZL (Nodal and Extranodal) in September 2013, for the treatment of CLL in August of 2010, and Orphan Drug Designation by the European Medicines Agency (“EMA”) for the treatment of CLL in November of 2009.

We also obtained Orphan Drug Designation for umbralisib as monotherapy for the treatment of CLL in August 2016, and in January 2017, we announced that the FDA granted Orphan Drug Designation covering the combination of ublituximab and umbralisib for the treatment of patients with CLL and DLBCL. We believe that ublituximab and umbralisib, as well as our other pipeline products may be eligible for additional Orphan Drug Designations; however, we cannot assure you that ublituximab, umbralisib, or any other drug candidates we may acquire or in-license, will obtain such Orphan Drug Designations or that we will be the first to receive FDA approval for any drug candidates that do obtain Orphan Drug Designation so as to be eligible for market exclusivity protection.

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

Marketing exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the pre-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Orphan drug exclusivity, as described below, may offer a seven-year period of marketing exclusivity, except in certain circumstances. Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

Upon FDA approval, we believe that ublituximab and umbralisib each would qualify as a New Chemical Entity, or NCE, which provides for five years of exclusivity following approval as discussed above.

LICENSING AGREEMENTS AND COLLABORATIONS

We have formed strategic alliances with a number of companies for the manufacture and commercialization of our products. Our current key strategic alliances are discussed below.

Ublituximab

LFB Biotechnologies S.A.S, GTC Biotherapeutics, LFB/GTC LLC.

In January 2012, we entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics, and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of ublituximab. Under the license agreement, we have acquired the exclusive worldwide rights (exclusive of France/Belgium) for the development and commercialization of ublituximab. To date, we have made no payments to LFB Group under the license agreement, excluding an upfront equity payment. LFB Group is eligible to receive payments of up to an aggregate of approximately $31.0 million upon our successful achievement of certain clinical development, regulatory and sales milestones, in addition to royalty payments on net sales of ublituximab at a royalty rate that escalates from mid-single digits to high-single digits. The license will terminate on a country by country basis upon the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated (i) by LFB if the Company challenges any of the licensed patent rights, (ii) by either party due to a breach of the agreement, or (iii) by either party in the event of the insolvency of the other party.

Ildong Pharmaceutical Co. Ltd.

In November 2012, we entered into an exclusive (within the territory) sublicense agreement with Ildong relating to the development and commercialization of ublituximab in South Korea and Southeast Asia. Under the terms of the sublicense agreement, Ildong has been granted a royalty bearing, exclusive right, including the right to grant sublicenses, to develop and commercialize ublituximab in South Korea, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Philippines, Vietnam, and Myanmar. To date, we have received $2 million in the form of an upfront payment from Ildong and are eligible to receive sales-based milestone payments up to an aggregate of $5 million and royalty payments on net sales of ublituximab at a royalty rate that escalates from mid-teens to high-teens upon approval in South Korea and/or Southeast Asia. The license will terminate on a country by country basis upon the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated (i) by Ildong if the Company challenges any of the licensed patent rights, (ii) by either party due to a breach of the agreement, or (iii) by either party in the event of the insolvency of the other party.

Umbralisib

In September 2014, we exercised our option to license the global rights to umbralisib, thereby entering into an exclusive licensing agreement (the “Umbralisib License”) with Rhizen Pharmaceuticals, S A (“Rhizen”) for the development and commercialization of umbralisib. Prior to this, we had been jointly developing umbralisib in a 50:50 joint venture with Rhizen.

Under the terms of the Umbralisib License, Rhizen received a $4.0 million cash payment and 371,530 shares of our common stock as an upfront license fee. With respect to umbralisib, Rhizen will be eligible to receive regulatory filing, approval and sales based milestone payments in the aggregate of approximately $175 million, a small portion of which will be payable on the first New Drug Application (NDA) filing and the remainder on approval in multiple jurisdictions for up to two oncology indications and one non-oncology indication and attaining certain sales milestones. In addition, if umbralisib is co-formulated with another drug to create a new product (a "New Product"), Rhizen will be eligible to receive similar regulatory approval and sales-based milestone payments for such New Product. Additionally, Rhizen will be entitled to tiered royalties that escalate from high single digits to low double digits on our future net sales of umbralisib and any New Product. In lieu of sales milestones and royalties on net sales, Rhizen shall also be eligible to participate in sublicensing revenue, if any, based on a percentage that decreases as a function of the number of patients treated in clinical trials following the exercise of the license option. Rhizen will retain global manufacturing rights to umbralisib, provided that they are price competitive with alternative manufacturers. The license will terminate on a country by country basis upon the expiration of the last licensed patent right or any other exclusivity right in such country, unless the agreement is earlier terminated (i) by us for any reason, (ii) by either party due to a breach of the agreement.

TG-1501 (anti-PD-L1 monoclonal antibody)

In March 2015, we entered into a Global Collaboration (the “Collaboration”) with Checkpoint Therapeutics, Inc. (“Checkpoint”) for the development and commercialization of Checkpoint’s anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies with an option to acquire rights in autoimmune diseases. These antibodies were generated at Dana-Farber Cancer Institute (Dana-Farber). Under the terms of the Collaboration, we made an up-front payment of $500,000, will make development and sales-based milestone payments up to an aggregate of $164 million, and will pay a tiered single digit royalty on net sales. The royalty term will terminate on a country by country basis upon the later of (i) ten years after the first commercial sale of any applicable licensed product in such country, or (ii) the expiration of the last-to-expire patent held by Dana Farber containing a valid claim to any licensed product in such country. We are currently renegotiating certain terms of the Collaboration agreement with Checkpoint and may incur additional upfront payments when a definitive agreement is reached.

TG-1701 (BTK inhibitor)

In January 2018, we entered into a global exclusive license agreement with Jiangsu Hengrui Medicine Co., (Hengrui), to acquire worldwide intellectual property rights, excluding Asia but including Japan, and for the research, development, manufacturing, and commercialization of products containing or comprising of any of Hengrui’s Bruton’s Tyrosine Kinase inhibitors containing the compounds of either TG-1701 (SHR-1459 or EBI-1459) or TG-1702 (SHR-1266 or EBI-1266) for hematologic malignancies. Pursuant to the agreement, we paid Hengrui an upfront fee of $1.0 million in our common stock. Hengrui is eligible to receive milestone payments totaling approximately $350 million upon and subject to the achievement of certain milestones. Various provisions allow for payments in conjunction with the agreement to be made in cash or our common stock, while others limit the form of payment. Royalty payments in the low double digits are due on net sales of licensed products and revenue from sublicenses. Additionally, before we can license, sell, develop, or commercialize ublituximab within China, we must notify Hengrui, giving Hengrui the right of first offer. The agreement allows combinations of TG-1701 or TG-1702 with umbralisib, ublituximab, or U2. Additional combinations may be undertaken under the agreement subject to additional pre-specified payments to Hengrui.

The term of the agreement expires after the expiration of the last royalty term to expire with respect to any of the patent rights under the agreement. We or Hengrui may terminate the agreement upon notice to the other upon breach without remedy or upon insolvency. In addition, either party may terminate the agreement upon a material breach, after providing the other party with adequate notice and allowing 45 days to cure.

TG-1801 (anti-CD47/anti-CD19 bispecific antibody)

In June 2018, we entered into a Joint Venture and License Option Agreement with Novimmune SA (Novimmune) to collaborate on the development and commercialization of Novimmune’s novel first-in-class anti-CD47/anti-CD19 bispecific antibody known as TG-1801 (previously NI-1701). The companies will jointly develop the product on a worldwide basis, focusing on indications in the area of hematologic B-cell malignancies. We serve as the primary responsible party for the development, manufacturing and commercialization of the product. Pursuant to the agreement, in June 2018 we paid Novimmune an upfront payment of $3.0 million in our common stock. Further milestone payments will be paid based on early clinical development, and the Company will be responsible for the costs of clinical development of the product through the end of the Phase 2 clinical trials, after which the Company and Novimmune will be jointly responsible for all development and commercialization costs. The Company and Novimmune will each maintain an exclusive option, exercisable at specific times during development, for the Company to license the rights to TG-1801, in which case Novimmune is eligible to receive additional milestone payments totaling approximately $185 million as well as tiered royalties on net sales in the high single to low double digits upon and subject to the achievement of certain milestones.

IRAK4

In June 2014, we entered into an exclusive licensing agreement with Ligand Pharmaceuticals Incorporated (Ligand) for the development and commercialization of Ligand's interleukin-1 receptor associated kinase-4 (IRAK4) inhibitor technology, which currently is in preclinical development for potential use against certain cancers and autoimmune diseases. IRAK4 is a serine/threonine protein kinase that is a key downstream signaling component of the interleukin-1 receptor and multiple toll-like receptors.

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

TG-1601 (BET inhibitor)

In May 2016, as part of a broader agreement with Jubilant Biosys (Jubilant), an India-based biotechnology company, we entered into a sub-license agreement (JBET Agreement) with Checkpoint for the development and commercialization of Jubilant’s novel BET inhibitor program in the field of hematological malignancies. The BET inhibitor program is the subject of a family of patents covering compounds that inhibit BRD4, a member of the BET (Bromodomain and Extra Terminal) domain for cancer treatment. Our BET inhibitor program is currently in pre-clinical development.

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

The drugs that we are attempting to develop will have to compete with existing therapies. In addition, a large number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. Other companies have products or drug candidates in various stages of pre-clinical or clinical development to treat diseases for which we are also seeking to discover and develop drug candidates. Some of these potential competing drugs are further advanced in development than our drug candidates and may be commercialized earlier. The resulting changes in standard of care can impact the likelihood of regulatory accelerated approval opportunities for our drug candidates.

For the cancer indications for which we are developing our products there are a number of established therapies with which we will compete:

●
For the treatment of Chronic Lymphocytic Leukemia, if U2 is approved, we expect U2 to compete with recently approved drugs such as ibrutinib (AbbVie and Janssen), venetoclax (AbbVie and Roche), obinutuzumab (Roche), idelalisib (Gilead) and duvelisib (Verastem), and established treatments such as rituximab (Roche), and several generically available chemotherapies. Additionally, there are two second generation BTK inhibitors similar to ibrutinib in late-stage clinical testing for CLL that could enter the market in the next 12-36 months. Each of these agents can be used as monotherapy or in combination with one or more of the other agents.

●
For the treatment of Marginal Zone Lymphoma, if approved, we expect umbralisib to compete with ibrutinib (AbbVie and Janssen) and established treatments such as rituximab and several generically available chemotherapies. Additionally, the combination of rituximab and lenalidomide (Celgene) has been studied in MZL and may be approved.

●
For the treatment of Follicular Lymphoma, if approved, we expect umbralisib to compete with recently approved drugs such as obinutuzumab (Roche), idelalisib (Gilead), copanlisib (Bayer), and duvelisib (Verastem), and established treatments such as rituximab (Roche), and several generically available chemotherapies. Each of these agents can be used as monotherapy or in combination with one or more of the other agents. The combination of rituximab and lenalidomide (Celgene) has also been studied in FL and may be approved. There are also several PI3K delta inhibitors in earlier stages of development.

●
In addition, a number of pharmaceutical companies are developing antibodies and bispecific antibodies targeting CD20, CD19, CD47 and other B-cell associated targets, chimeric antigen receptor T-cell (“CAR-T”) immunotherapy, and other B-cell ablative therapy which, if approved, would potentially compete with U2 and umbralisib.

For Multiple Sclerosis for which we are developing ublituximab there are a number of established therapies with which we will compete:

●
If ublituximab is approved, we expect ublituximab will primarily compete against other CD20 targeted agents, while the group of CD20 targeted agents will also compete broadly against a number of already approved MS therapies. Currently, there is one anti-CD20 monoclonal antibody approved, ocrelizumab (Roche), and another in Phase 3 development, ofatumumab (Novartis), which is expected to enter the market in the next 12-24 months.

TG-1501, TG-1701 and TG-1801 if approved will also face competition from drugs on the market and under development that have the same mechanism of action as each of those drugs.

Additional information can be found under Item “1A - Risk Factors – Other Risks Related to Our Business” within this report.

SUPPLY AND MANUFACTURING

We have limited experience in manufacturing products for clinical or commercial purposes. We currently do not have any manufacturing capabilities of our own. We have established contract manufacturing relationships for the supply of ublituximab. We have also established contract manufacturing relationships for the supply of umbralisib as part of our licensing agreement with Rhizen. As with any supply program, obtaining pre-clinical and clinical materials of sufficient quality and quantity to meet the requirements of our development programs cannot be guaranteed and we cannot ensure that we will be successful in this endeavor. In addition, as we move closer to commercialization for ublituximab and umbralisib we will need to scale-up production to ensure adequate commercial supply, complete validation batches and complete pre-approval inspection batches. We are currently in the process of scaling up ublituximab and completing validation and pre-approval inspection batches for both ublituximab and umbralisib. This is an expensive process which will require significant investment on our part over the next 24 months and there can be no assurance given that such scale-up and process validation will be successful in providing pharmaceutical product that is of sufficient quantity, or of a quality that is consistent with our previously established specifications, or that meets the requirements set by regulatory agencies under which we may seek approval of our product candidates.

Process improvements are common during clinical development to accommodate raw material and component variability, enhance productivity and/or accommodate different or larger equipment utilized during the scale-up process required for commercial manufacture. These types of incremental process changes have been made during clinical development for both TG’s small and large molecule programs. For example, our UNITY-CLL Phase 3 clinical trial contains ublituximab produced from both a pre-commercial process and the current commercial process. While there are some analytical differences between the two materials, we do not expect those differences to have an effect on the clinical performance of ublituximab. The primary difference is that the commercial process has resulted in further enhancement to the ADCC effect, potentially enhancing potency. We will analyze the Phase 3 data to ensure that the materials are substantially similar in performance. If there are material differences in safety or efficacy, we may need to adjust our statistical analysis of the Phase 3 study, which could impact the approvability of the U2 combination in CLL.

At the time of commercial sale, to the extent possible and commercially practicable, we would seek to engage back-up suppliers for raw materials, manufacturing and testing services for each of our product candidates. Until such time, we expect that we will rely on a single contract manufacturer to produce each of our product candidates under current Good Manufacturing Practice, or cGMP, regulations. Our third-party manufacturers have a limited number of facilities in which our product candidates can be produced and will have limited experience in manufacturing our product candidates in quantities sufficient for commercialization. Our third-party manufacturers will have other clients and may have other priorities that could affect their ability to perform the work satisfactorily and/or on a timely basis. Both of these occurrences would be beyond our control.

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

●
ineffectiveness of the drug candidates.

For clinical trials that are intended to form the basis of a new drug or biologics license application for approval, sponsors of drugs may apply for an SPA from the FDA, by which the FDA provides official evaluation and written guidance on the design and size of proposed protocols. While obtaining an SPA provides some assurance the design of a trial should be sufficient for approval, the final marketing approval depends on the results of efficacy, the adverse event profile and an evaluation of the benefit/risk of treatment demonstrated in the Phase 3 trial. The SPA agreement may only be changed through a written agreement between the sponsor and the FDA, or if the FDA becomes aware of a substantial scientific issue essential to product safety or efficacy.

In September 2015, we reached an agreement with the FDA regarding an SPA on the design, endpoints and statistical analysis approach of a Phase 3 clinical trial, referred to as the UNITY-CLL trial, for the proprietary combination of ublituximab and umbralisib, for the treatment of CLL. The SPA provides agreement that the Phase 3 trial design adequately addresses objectives that, if met, would support the regulatory submission for drug approval of both ublituximab and umbralisib in combination. Additionally, in August 2017, we reached an agreement with the FDA regarding an SPA on the design of two Phase 3 clinical trials for ublituximab, referred to as the ULTIMATE I and ULTIMATE II Phase 3 clinical trials, for the treatment of relapsing forms of Multiple Sclerosis (RMS). The SPA provides agreement that the two Phase 3 trial designs adequately address objectives that, if met, would support the regulatory submission for approval of ublituximab. Despite obtaining an SPA the trials may not be positive and even if positive may not support FDA approval.

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

●
that nonclinical or clinical data demonstrate the potential to address an unmet medical need

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

                 In addition, sponsors may also apply to the FDA for Breakthrough Therapy Designation (“BTD”). The procedures and requirements for BTD are similar to those required for fast track such that the Breakthrough Therapy Designation is intended to expedite the development and review of a potential new drug for serious or life-threatening diseases however with BTD, there is a further requirement that the sponsor present “preliminary clinical evidence” which “indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.” The designation of a drug as a Breakthrough Therapy was enacted as part of the 2012 Food and Drug Administration Safety and Innovation Act.

    In January 2019, we announced that the FDA granted Breakthrough Therapy Designation for umbralisib for the treatment of adult patients with marginal zone lymphoma (MZL) who have received at least one prior anti-CD20 regimen based on interim results from a subset of patients from the MZL cohort of the UNITY-NHL clinical trial.

 Sponsors of drugs designated as fast track and as breakthrough therapy also may seek approval under the FDA’s accelerated approval regulations. Under this authority, the FDA may grant marketing approval for a new drug product on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely, based on epidemiologic, therapeutic, pathophysiologic, or other evidence, to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. To obtain accelerated approval you have to be the first company to have a treatment that successfully addresses a certain unmet medical need or you need to clearly be better than all other treatments for that medical need, subject to certain qualifications. Many companies have filed for accelerated approval and have subsequently failed to obtain such approval for a variety of reasons, including not being first or not being best. To the extent a product does obtain an accelerated approval, such approval will be subject to the requirement that the applicant study the drug further in a post-marketing confirmation clinical trial to verify and describe its clinical benefit where there is uncertainty as to the relation of the surrogate endpoint to clinical benefit or uncertainty as to the relation of the observed clinical benefit to ultimate outcome. Accelerated approval is sometimes referred to as conditional approval because if the results of these confirmation clinical trials are not successful, the FDA has the right to remove the drug from the market and has done so in the past.  Post-marketing confirmation studies are usually underway at the time an applicant files the NDA.  When required to be conducted, such post-marketing confirmation studies must also be adequate and well-controlled.  The applicant must carry out any such post-marketing confirmation studies with due diligence.

              It is also becoming more common for the FDA to request a Risk Evaluation and Mitigation Strategy, or REMS, as part of a NDA/BLA. The REMS plan contains post-market obligations of the sponsor to train prescribing physicians, monitor off-label drug use, and conduct Phase 4 follow-up studies and registries to ensure the continued safe use of the drug.

As part of the approval process, the FDA must inspect and approve each manufacturing facility. Among the conditions of approval is the requirement that a manufacturer’s quality control and manufacturing procedures conform to cGMP. Manufacturers must expend significant time, money and effort to ensure continued compliance, and the FDA conducts periodic inspections to certify compliance. It may be difficult for our manufacturers or us to comply with the applicable cGMP, as interpreted by the FDA, and other FDA regulatory requirements. If we, or our contract manufacturers, fail to comply, then the FDA may not allow us to market products that have been affected by the failure. Many drug approvals have been delayed due to issues at contract manufacturing facilities. If we were to experience any such delay that would negatively impact our business and timeline to commercialization of any of our drug candidates affected by such manufacturing issue.

If the FDA grants approval, the approval will be limited to those disease states, conditions and patient populations for which the product is safe and effective, as demonstrated through clinical studies. Further, a product may be marketed only in those dosage forms and for those indications approved in the NDA/BLA. Certain changes to an approved NDA/BLA, including, with certain exceptions, any significant changes to labeling, require approval of a supplemental application before the drug may be marketed as changed. Any products that we manufacture or distribute pursuant to FDA approvals are subject to continued monitoring and regulation by the FDA, including compliance with cGMP and the reporting of adverse experiences with the drugs. The nature of marketing claims that the FDA will permit us to make in the labeling and advertising of our products will generally be limited to those specified in FDA approved labeling, and the advertising of our products will be subject to comprehensive monitoring and regulation by the FDA. Drugs whose review was accelerated may carry additional requirements on marketing activities, including the requirement that all promotional materials are pre-submitted to the FDA. Claims exceeding those contained in approved labeling will constitute a violation of the FDCA. Violations of the FDCA or regulatory requirements at any time during the product development process, approval process, or marketing and sale following approval may result in agency enforcement actions, including withdrawal of approval, recall, seizure of products, warning letters, injunctions, fines and/or civil or criminal penalties. Any agency enforcement action could have a material adverse effect on our business.

Should we wish to market our products outside the U.S., we must receive marketing authorization from the appropriate foreign regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. Importantly, the level of evidence of efficacy and safety necessary to apply for marketing authorization for a drug candidate differs from country to country. In particular, clinical trial endpoints, and the level of clinical evidence that may support an accelerated approval filing with the US FDA, such as the ORR data we intend to use as the basis for a filing for umbralisib in MZL, may be insufficient to file for marketing application outside of the US. At present, companies are typically required to apply for foreign marketing authorizations at a national level. However, within the European Union, registration procedures are available to companies wishing to market a product in more than one European Union member state. Typically, if the regulatory authority is satisfied that a company has presented adequate evidence of safety, quality and efficacy, then the regulatory authority will grant a marketing authorization. This foreign regulatory approval process, however, involves risks similar or identical to the risks associated with FDA approval discussed above, and therefore we cannot guarantee that we will be able to obtain the appropriate marketing authorization for any product in any particular country.

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

Coverage and Reimbursement

Sales of our drugs will depend, in part, on the extent to which our drugs will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly reducing reimbursements for medical drugs and services. In addition, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic drugs. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our drug candidates, if approved, or a decision by a third-party payor to not cover our drug candidates could reduce physician usage of such drugs and have a material adverse effect on our sales, results of operations and financial condition.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for drugs for which we receive marketing approval. However, any negotiated prices for our drugs covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. The plan for the research was published in 2012 by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of our drug candidates, if any such drug or the condition that they are intended to treat is the subject of a trial. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s drug could adversely affect the sales of our drug candidate. If third-party payors do not consider our drugs to be cost-effective compared to other available therapies, they may not cover our drugs after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our drugs on a profitable basis.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act, enacted in March 2010, has had a significant impact on the health care industry. The Affordable Care Act expanded coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, the Affordable Care Act, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

              In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, started in April 2013, and, due to subsequent legislative amendments, will stay in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare drugs and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, that while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the Affordable Care Act. The 2017 Tax Cuts and Jobs Act, or TJCA, includes a provision repealing the individual mandate, effective January 1, 2019. Further, on January 20, 2017, U.S. President Donald Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the Affordable Care Act. Several state Attorneys General filed suit to stop the administration from terminating these subsidies, but on October 25, 2017, a federal judge in California denied their request for a restraining order. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the health benefits required under the Affordable Care Act for plans sold through these marketplaces. There may be further action to repeal, replace or modify the Affordable Care Act. While any legislative and regulatory changes will likely take time to develop, and may or may not have an impact on the regulatory regime to which we are subject, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

 In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal drugs for which their national health insurance systems provide reimbursement and to control the prices of medicinal drugs for human use. A member state may approve a specific price for the medicinal drug or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal drug on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical drugs will allow favorable reimbursement and pricing arrangements for any of our drugs. Historically, drugs launched in the European Union do not follow price structures of the United States and generally tend to be significantly lower.

Other Healthcare Laws

We may also be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments where we may market our product candidates, if approved. These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security and physician sunshine laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or paying remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. The government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. The majority of states also have anti-kickback laws, which establish similar prohibitions and in some cases may apply to items or services reimbursed by any third-party payor, including commercial insurers.

                 In addition, the civil False Claims Act prohibits, among other things, knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the U.S., for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, also created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act, among other things, imposes new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit annual reports to the Centers for Medicare & Medicaid Services, which publicly posts the data on its website. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, we may be subject to state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

 EMPLOYEES

As of February 20, 2019, we had 105 full and part-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

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

Risks Related to Our Financial Position and Need for Additional Capital

We are a biopharmaceutical company with a limited operating history and have not generated any revenue from drug sales. We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

We are a biopharmaceutical company with a limited operating history on which investors can base an investment decision. Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in January 2012. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates and undertaking pre-clinical studies and commencing clinical trials and conducting Phase 3 and registration directed clinical trials for our most advanced drug candidates, ublituximab and umbralisib. We have never generated any revenue from drug sales. We have not obtained regulatory approvals for any of our drug candidates.

 We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale drug, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop one new drug from the time it is discovered to when it is available for treating patients. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. We will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

Since inception, we have focused substantially all of our efforts and financial resources on clinical trials and manufacturing of our drug candidates. To date, we have financed our operations primarily through public offerings of our common stock and a debt financing. Through March 1, 2019, we have received an aggregate of approximately $450 million from such transactions, including approximately $420 million in aggregate gross proceeds from the sale of common stock in one or more offerings and through the use of our ATM from January 2012 through December 2018 but excluding $30.0 million in gross proceeds from the debt financing in February 2019.

Since inception, we have incurred significant operating losses. As of December 31, 2018, we had an accumulated deficit of $528.3 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, if we obtain marketing approval for our drug candidates, we will incur significant sales, marketing and outsourced-manufacturing expenses. We have incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate revenue.

            To date, we have not generated any significant revenue from our drug candidates and we do not expect to generate any revenue from the sale of drugs in the near future. Our ability to become profitable depends upon our ability to generate significant continuing revenues. To obtain significant continuing revenues, we must succeed, either alone or with others, in developing, obtaining regulatory approval for and manufacturing and marketing our product candidates. Accordingly, we do not expect to generate significant and sustained revenue unless and until we obtain marketing approval of, and begin to sell umbralisib, ublituximab and/or one of our other product candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

●
Successfully complete clinical trials that meet their clinical endpoints;
●
Initiate and successfully complete all safety, pharmacokinetic, biodistribution, non-clinical studies required to obtain US and Foreign marketing approval for our drug candidates;
●
Obtain approval from the US FDA and Foreign equivalent to market and sell our drug candidates;
●
Establish commercial manufacturing capabilities alone and/or with third parties that are satisfactory to the regulatory authorities, cost effective, and that are capable of providing commercial supply of our drug candidates
●
Establish a commercial infrastructure to commercialize our drug candidates, if approved, by developing a sales force and/or entering into collaborations with third parties; and
●
achieve market acceptance of our drug candidates in the medical community and with third-party payors.

If we are unable to generate significant continuing revenues, we will not become profitable and we may be unable to continue our operations without continued funding.

We will need to raise substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate some of our drug development programs or commercialization efforts.

The development of pharmaceuticals is capital-intensive. We are currently advancing our most advanced drug candidates, umbralisib, ublituximab, TG-1501, TG-1701 and TG-1801 through clinical development.  While we may experience short-term decreases in clinical trial expenses as our larger phase 3 clinical trials complete and before our Phase 1 and 2 programs can advance into Phase 2 and 3, we do expect over time our overall expenses will increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, and seek marketing approval for, our drug candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Moreover, in anticipation of filing for regulatory approvals for umbralisib and ublituximab we will need to expend substantial resources on manufacturing and new drug application (NDA)/ new biologics license application (BLA) preparation over the next 12-24+ months, which could exceed any cost savings associated with lower clinical trial expenses during the same period.

While this timing is our current estimate, the amount and timing of our future funding requirements will depend on many factors, including, but not limited to, the following:

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

Required additional sources of financing to continue our operations in the future might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned preclinical and clinical trials or obtain approval of any of our product candidates from the FDA or any foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales, marketing and medical educational efforts that are required for a successful launch of umbralisib and/or ublituximab or any of our product candidates and otherwise forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which would have a dilutive effect to stockholders. Currently, none of our product candidates have been approved by the FDA or any foreign regulatory authority for sale. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand and amounts raised in future offerings or financings. Accordingly, our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in the early stages of operations and the competitive environment in which we operate.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates and occupy valuable management time and resources.

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than funds already borrowed under the loan and security agreement that we entered into with Hercules in February 2019 (See Note 14 for more information). To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include restrictive covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, acquiring, selling or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through collaborations, strategic alliances or licensing arrangements with third parties at a time that is not desirable to us and we may be required to relinquish valuable rights to some intellectual property, future revenue streams, research programs or drug candidates or to grant licenses on terms that may not be favorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, see our risk factors under the heading “Risks Related to Our Indebtedness.”

Additionally, fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our drug candidates. Dislocations in the financial markets have generally made equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders.

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

Due to limited resources we may fail to capitalize on programs or product candidates that may present a greater commercial opportunity or for which there is a greater likelihood of success.

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

Risks Related to our Indebtedness

Our level of indebtedness and debt service obligations could adversely affect our financial condition, and may make it more difficult for us to fund our operations.

                In February 2019, we entered into a Loan and Security Agreement (the "Loan Agreement"), with Hercules Capital, Inc., a Maryland corporation (“Hercules”) (See Note 14 for more information) . Under the Loan Agreement, Hercules will provide access to term loans with an aggregate principal amount of up to $60.0 million (the Term Loan). Concurrently with the closing of the Loan Agreement, we borrowed an initial tranche of $30.0 million. In addition, we have incurred long term liabilities of approximately $18.0 million with a contract manufacturing organization (CMO) for the scale-up, tech-transfer, and long-term supply of one of our drug candidates. This is an expensive and lengthy process and we expect to incur additional obligations associated with these ongoing manufacturing activities over the course of the next 24 months, and potentially longer. To date, this CMO has provided payment terms which we believe are reasonable, however no assurance can be given that such terms will continue to be available to us in the future. No assurances can be made that the obligations associated with the Loan Agreement and the CMO will not have a material adverse impact on our financial condition.

All obligations under the Loan Agreement are secured by substantially all of our existing property and assets, excluding intellectual property. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing its outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including:

●
We will need to repay the indebtedness by making payments of interest and principal, which will reduce the amount of money available to finance our operations, our research and development efforts and other general corporate activities; and
●
our failure to comply with the restrictive covenants in the Loan Agreement could result in an event of default that, if not cured or waived, would accelerate our obligation to repay this indebtedness, and Hercules could seek to enforce its security interest in the assets securing such indebtedness.

To the extent additional debt is added to our current debt levels, the risks described above could increase.

We may not have cash available in an amount sufficient to enable it to make interest or principal payments on its indebtedness when due.

Failure to satisfy our current and future debt obligations under the Loan Agreement, or breaching any of its covenants under the Loan Agreement, subject to specified cure periods with respect to certain breaches, could result in an event of default and, as a result, Hercules could accelerate all of the amounts due. In the event of an acceleration of amounts due under the Loan Agreement as a result of an event of default, we may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time of such acceleration. In that case, we may be required to delay, limit, reduce or terminate our product candidate development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market our self. Hercules could also exercise its rights as collateral agent to take possession and dispose of the collateral securing the term loans for its benefit, which collateral includes substantially all of our property other than intellectual property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events. We are subject to certain restrictive covenants which, if breached, could have a material adverse effect on our business and prospects.

      The Loan Agreement imposes operating and other restrictions on the Company.   Such restrictions will affect, and in many respects limit or prohibit, our ability and the ability of any future subsidiary to, among other things:

●
dispose of certain assets;
●
change its lines of business;
●
engage in mergers, acquisitions or consolidations;
●
incur additional indebtedness;
●
create liens on assets;
●
pay dividends and make contributions or repurchase our capital stock; and
●
engage in certain transactions with affiliates.

Risks Related to Drug Development and Regulatory Approval

If we are unable to obtain regulatory approval for our most advanced drug candidates or other drug candidates and ultimately commercialize our most advanced drug candidates or other drug candidates, or experience significant delays in doing so, our business will be materially harmed.

We are a development-stage biopharmaceutical company, and do not currently have any commercial products that generate revenues or any other sources of revenue. We may never be able to successfully develop marketable products. Our pharmaceutical development methods are unproven and may not lead to commercially viable products for a variety of reasons. We have invested substantially all of our efforts and financial resources in the identification, pre-clinical and clinical development of our drug candidates, including ublituximab, umbralisib, TG-1501, TG-1701 and TG-1801. Our ability to generate drug revenues, which we do not expect will occur for a number of years, if ever, will depend heavily on the successful completion of our current and future Phase 3 and registration-directed clinical trials and eventual commercialization of our drug candidates, which may never occur. We currently generate no revenues from sales of any drugs, and we may never be able to develop or commercialize a marketable drug. Each of our drug candidates will require additional pre-clinical or clinical development, management of clinical, pre-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from drug sales. The success of our most advanced drug candidates and other drug candidates will depend on several factors, including the following:

●
Successful completion of our UNITY-NHL trial, UNITY-CLL trial and our ULTIMATE I and II trials;
●
Receipt of regulatory approvals from applicable regulatory authorities for our drug candidates;
●
Establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
●
Obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our drug candidates;
●
Launching commercial sales of our drug candidates, if and when approved, whether alone or in collaboration with others;
●
Acceptance of the drug candidates, if and when approved, by patients, the medical community and third-party payors;
●
Effectively differentiating and competing with other therapies;
●
Obtaining and maintaining healthcare coverage and adequate reimbursement;
●
Enforcing and defending intellectual property rights and claims; and
●
Maintaining an acceptable safety profile of the drug candidates following approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our drug candidates, which would materially harm our business.

If we are unable to develop or receive regulatory approval for or successfully commercialize any of our product candidates, we will not be able to generate product revenues and we may not be able to continue our operations. Even if we are able to develop or receive regulatory approval for or successfully commercialize any of our product candidates, we may not be able to gain market acceptance for our product candidates and future products and may never become profitable.

Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval.

Pharmaceutical development has inherent risks. The outcome of pre-clinical development testing and early clinical trials may not be predictive of the outcome of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drug candidates. Once a drug candidate has displayed sufficient pre-clinical data to warrant clinical investigation, we will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are effective with a favorable benefit-risk profile for use in populations for their target indications before we can seek regulatory approvals for their commercial sale. Success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Companies frequently experience significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, there is typically an extremely high rate of failure of pharmaceutical candidates proceeding through clinical trials.

For instance, early clinical results seen with ublituximab (TG-1101) and umbralisib (TGR-1202) in a small number of patients may not be reproduced in expanded or larger clinical trials such as in our UNITY-CLL, UNITY-NHL and ULTIMATE I and II programs. Additionally, individually reported outcomes of patients treated in clinical trials may not be representative of the entire population of treated patients in such studies. Further, larger scale Phase 3 studies, which are often conducted internationally, are inherently subject to increased operational risks compared to earlier stage studies, including the risk that the results could vary on a region to region, or country to country basis which could materially adversely affect the study’s outcome or the opinion of the validity of the study results by applicable regulatory agencies. In addition, early clinical trial results from interim analysis or from the review of a Data Safety Monitoring Board (“DSMB”) or similar safety committee may not be reflective of the results of the entire study, when completed. Clinical trial results can change over time as additional patients are accrued to a study or as additional follow-up is conducted, which may result in a material negative impact on the preliminary results. For instance, we recently announced that the MZL cohort of the UNITY-NHL study met the primary endpoint of ORR, falling within our target range which was between 40%-50%, and while we believe that the ORR results have the potential to increase over time within this range, or beyond, as patients continue to be followed, no assurance can be given that that will be the case, and the results may ultimately fall at the lower end of the range. Further, time to event based endpoints such as duration of response (DOR) and progression-free survival (PFS) have the potential to change, sometimes drastically, with longer follow-up. No assurance can be provided that the ORR, DOR and PFS data from the MZL cohort of the UNITY-NHL study will be supportive of an FDA approval or will support broad market uptake based on the profile of competitor drugs which may be available. Additionally, while the MZL cohort of the UNITY-NHL study met its primary endpoint, each cohort of this study is operated and analyzed independently, and no assurance can be given that other cohorts from the UNITY-NHL study, including the FL/SLL cohort and the DLBCL cohort, will meet their primary endpoint, have a positive outcome, or will be supportive of an FDA filing.

            All of our Phase 3 and registration directed clinical trials such as UNITY-CLL, UNITY-NHL and ULTIMATE I and II utilize international clinical research sites, including sites in eastern European countries. The Company works with what we believe are reputable Clinical Research Organization’s (“CRO”) and clinical research sites in conducting our studies internationally. Nevertheless, the risk of fraud, incompetence, unexpected patient variability and other issues affecting the quality and the outcome of our Phase 3 and registration directed studies could arise from US or international sites. If that were to occur, the study could be negatively impacted, potentially even preventing it from being useful for regulatory approval. If such event were to occur, it would have a substantial negative impact on the Company.

            Additionally, many of the results reported in our early clinical trials rely on local investigator assessed safety and efficacy outcomes which may differ from results assessed in a blinded, independent, centrally reviewed manner, often required of adequate and well controlled registration directed clinical trials which may be undertaken at a later date. All of our current Phase 3 and registration directed studies such as UNITY-CLL, UNITY-NHL and ULTIMATE I and II trials utilize blinded, independent, centrally review to assess the primary endpoint of such studies. If the results from interim analysis are not consistent with final results or results from our registration directed trials are different from the results found in the earlier studies of ublituximab and umbralisib, we may need to terminate or revise our clinical development plan, which could extend the time for conducting our development program and could have a material adverse effect on our business. For example, we recently presented to the FDA, interim results from the Marginal Zone Lymphoma (“MZL”) cohort of our UNITY-NHL trial that supported the granting of BTD. These interim results were also accepted for presentation at the 2019 American Association of Cancer Research (AACR) annual meeting. No assurance can be given that the final results from that cohort will reflect the activity seen in these interim results, or that the final results will be sufficient to file for accelerated approval for umbralisib for the treatment of MZL, and if filed that umbralisib will receive accelerated approval. Similarly, while early Phase 1 data for umbralisib and ublituximab alone and together looked promising there is no assurance that the UNITY-CLL trial will be positive. Moreover, while we believe one of the key differentiators for umbralisib is its tolerability and side effect profile compared to other drugs in the same class, no assurance can be given that a differentiated safety and tolerability profile will be realized in our Phase 3 or registration directed trials such as UNITY-CLL or UNITY-NHL. Specifically, we have not yet analyzed the safety data from the MZL cohort of the UNITY-NHL study, therefore there can be no assurance given that the safety data, once analyzed, will be consistent with prior safety data presented on umbralisib, will be differentiated from other similar agents in the same class, or that it will be favorable enough to support an FDA filing. In addition, no assurance can be given that new toxicities, or an increase in the severity or frequency of previously seen toxicities, will not be observed, which could have a material negative impact on the approvability or marketability of umbralisib or any of our product candidates. Finally, while the Phase 2 data for ublituximab in MS looked promising, no assurance can be given that the profile will carry into Phase 3 and that the ULTIMATE I and II clinical trials will be positive.

In addition to umbralisib and ublituximab, we have a number of compounds in early clinical development, such as TG-1501, TG-1701 and TG-1801. Many drugs fail in the early stages of clinical development for safety and tolerability issues, despite promising pre-clinical results. Accordingly, no assurance can be made that a safe and efficacious dose can be found for these compounds or that they will ever enter into advanced clinical trials alone or in combination with umbralisib and/or ublituximab.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.

Our drug candidates umbralisib and ublituximab are in several Phase 3 and registration directed clinical trials such as UNITY-CLL, UNITY-NHL and ULTIMATE I and II. As with all clinical trials, the risk of failure for our drug candidates is high. It is impossible to predict when or if any of our drug candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete pre-clinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Accordingly, our current Phase 3 and registration directed trials, such as UNITY-CLL, UNITY-NHL and ULTIMATE I and II and future clinical trials may not be successful.

Successful completion of our clinical trials is a prerequisite to submitting NDA, a BLA to the U.S. FDA and a Marketing Authorization Application (“MAA”), in the European Union for each drug candidate and, consequently, the ultimate approval and commercial marketing of our drug candidates. We do not know whether any of our clinical trials for our drug candidates will be completed on schedule, if at all.

Whether or not and how quickly we complete clinical trials is dependent in part upon the rate at which we are able to engage clinical research/trial sites and, thereafter, the rate of enrollment of patients, and the rate we collect, clean, lock and analyze the clinical trial database. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and whether existing or new drugs are approved for the indication we are studying. We are aware that other companies are currently conducting or planning clinical trials that seek to enroll patients with the same diseases that we are studying. We may experience numerous unforeseen events during, or as a result of, any current or future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our drug candidates, including:

●
the FDA or other regulatory authorities may require us to submit additional data or impose other requirements before permitting us to initiate a clinical trial;
●
health authorities or institutional review boards (“IRBs”), or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or country;
●
we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●
clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or health authorities may require us, to conduct additional pre-clinical studies or clinical trials or we may decide to abandon drug development programs;
●
the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, and enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
●
our third-party contractors, including our clinical trial sites, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●
we may elect to, or health authorities or IRBs or ethics committees may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●
the cost of clinical trials of our drug candidates may be greater than we anticipate;
●
the supply or quality of our drug candidates or other materials necessary to conduct clinical trials of our drug candidates may be insufficient or inadequate; and
●
our drug candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, health authorities, IRBs or ethics committees to suspend or terminate the trials, or reports may arise from pre-clinical or clinical testing of other cancer therapies that raise safety or efficacy concerns about our drug candidates.

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the DSMB for such trial or by the FDA or other regulatory authorities. Such health authorities may impose a suspension or termination due to a number offactors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the impositionof a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of thefactors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our drug candidates. Further, the FDA may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. This could happen even for a protocol that has received an SPA. In September 2015, we announced a Phase 3 clinical trial for the combination of ublituximab plus umbralisib for patients with CLL, which is being conducted pursuant to a SPA with the FDA and in August 2017 we announced an SPA for our registration program for ublituximab in RMS. Many companies which have been granted SPAs have ultimately failed to obtain final approval to market their drugs. Since we are seeking approvals under SPAs for some of our product registration strategies, based on protocol designs negotiated with the FDA, we may be subject to enhanced scrutiny. Further, any changes or amendments to a protocol that is being conducted under SPA will have to be reviewed and approved by the FDA to verify that the SPA agreement is still valid. Even if the primary endpoint in a Phase 3 clinical trial is achieved, a SPA does not guarantee approval. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the study design or data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee prior to making its final decision.

             Negative or inconclusive results from the clinical trials we conduct or unanticipated adverse medical events could cause us to have to repeat or terminate the clinical trials. If we are required to repeat or conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our drug candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

●
be delayed in obtaining marketing approval for our drug candidates;
●
not obtain marketing approval at all;
●
obtain approval for indications or patient populations that are not as broad as intended or desired;
●
be subject to post-marketing testing requirements; or
●
have the drug removed from the market after obtaining marketing approval.

Our drug development costs will also increase if we experience delays in testing or regulatory approvals. We may also incur additional costs if enrollment is increased. All our current Phase 3 and registration-directed clinical trials, such as UNITY-CLL, UNITY-NHL and ULTIMATE I and II enrolled larger number of patients than our initial projections, adding significant costs to those studies over and above what had been projected. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Certain clinical trials are designed to continue until a pre-determined number of events have occurred in the patients enrolled. Trials such as this are subject to delays stemming from patient withdrawal and from lower than expected event rates. UNITY-CLL is an event-driven study, which means the study can only end when a certain pre-specified number of events have occurred. In the case of UNITY-CLL, an event is defined as disease progression or death. Given that these events cannot be predicted with certainty, predicting accurately when this study will reach a sufficient number of events to be complete is impossible. We have stated we believe the number of events can be reached by YE19 or in 2020 but there can be no assurance that that will occur and timelines for the completion of this study should not be relied on given the inherent uncertainty. Delays beyond early 2020 could have a material and adverse impact on the Company. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our drug candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our drug candidates. Any delays in our pre-clinical or future clinical development programs may harm our business, financial condition and prospects significantly.

The sufficiency of our clinical trial results for accelerated approval are subject to FDA’s discretion.

We have and will continue to explore strategies for ublituximab and/or umbralisib that involve use of the FDA’s accelerated approval pathway. Obtaining accelerated approval for an agent requires demonstration of meaningful benefit over all available therapies for a serious condition. While we believe we have an understanding of what is considered available therapy today, ultimately the determination of what constitutes available therapy is wholly up to the FDA and is subject to change. No assurance can be given that other agents will not receive full approval prior to our potential receipt of accelerated approval. If that were to occur, no assurance can be given that we would be successful in proving meaningful benefit over those later approved drugs. If we were unable to prove meaningful benefit over any such agents, we would be effectively blocked from receiving accelerated approval. We are currently awaiting final results from our UNITY-NHL trial, in particular the MZL cohort, which we are hoping will be useful for accelerated approval if positive. Even if the results are positive, no assurance can be given that umbralisib will obtain accelerated approval for a variety of reasons, including if a new treatment receives full approval prior to our potential receipt of accelerated approval. Previously, we were hopeful to utilize the results from our GENUINE study for accelerated approval but the intervening full approval of a drug called venetoclax for relapsed/refractory CLL has made that potential application more challenging. While no final decision has been made as to the filing of the GENUINE study for accelerated approval, the Company has no plans to pursue that filing at this time. No assurance can be given that a filing based on the GENUINE results will ever be made.

Finally, if any of our drugs were ever to receive accelerated approval, we would be required to conduct a post-market confirmatory study, which we may not complete, or if completed, may prove unsuccessful. In such instance, the FDA can remove the product from the market.

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site, or FDA’s willingness to accept such data, may be jeopardized.

Our drug candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Unacceptable or undesirable adverse events caused by any of our product candidates that we take into clinical trials could cause either us, a DSMB, or regulatory authorities to interrupt, delay, modify or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. This, in turn, could prevent us from commercializing the affected product candidate and generating revenues from its sale.

                As is the case with all drugs, it is likely that there will be side effects associated with the use of our drug candidates. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our drug candidates for any or all targeted indications. The drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

 Many compounds that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the compound. Further, early clinical trials by their nature utilize a small sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our drug candidates may only be uncovered with a significantly larger number of patients exposed to the drug candidate in Phase 3 or registration directed trials and on the market.

We are currently running our Phase 3 and registration-directed trials, such as UNITY-CLL, UNITY-NHL and ULTIMATE I and II and have not completed testing of any of our product candidates for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent that the adverse events, if any, will be observed in patients who receive any of our product candidates. To date, clinical trials using ublituximab and umbralisib have demonstrated a toxicity profile that was deemed acceptable by the investigators performing such studies. Such interpretation may not be shared by future investigators or by the health authorities and in the case of ublituximab and umbralisib, even if deemed acceptable for oncology and/or autoimmune indications, it may not be acceptable for diseases outside the oncology and autoimmune settings, and likewise for any other product candidates we may develop. Additionally, the severity, duration and incidence of adverse events may increase in larger study populations such as found in our on-going Phase 3 and registration-directed trials. Particularly, with respect to umbralisib, although over 1,000 patients to date have been dosed amongst all ongoing umbralisib studies, the full adverse effect profile of umbralisib is not known. It is also unknown as additional patients are exposed for longer durations to umbralisib, whether greater frequency and/or severity of adverse events are likely to occur. Common toxicities of other drugs in the same class as umbralisib include high levels of liver toxicity, infections and colitis, the latter of which notably has presented with later onset, with incidence increasing with duration of exposure. No assurance can be given that an acceptable safety and tolerability profile for umbralisib will continue to be demonstrated in the future with longer durations of exposure, at the fixed 800mg dose being evaluated in our registration-directed trials and in multiple drug combinations. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain marketing approval and generate revenues from its sale, or even if approved for sale may lack differentiation from competitive products, which could have a material adverse impact on our business and operations.

                Additionally, in drug-combination clinical development, there is an inherent risk of drug-drug interactions between combination agents which may affect each component’s individual pharmacologic properties and the overall efficacy and safety of the combination regimen. Both ublituximab and umbralisib are being evaluated in combination with each other, as well as with a variety of other active anti-cancer agents, which may cause unforeseen toxicity, or impact the severity, duration, and incidence of adverse events observed compared to those seen in the single agent studies of these agents. We also intend to explore multiple combination studies involving TG-1501, TG-1701, and TG-1801. Further, with multi-drug combinations, it is often difficult to interpret or properly assign attribution of an adverse event to any one particular agent, introducing the risk that toxicity caused by a component of a combination regimen could have a material adverse impact on the development of our product candidates. There can be no assurances given that the combination regimens being studied will display tolerability or efficacy suitable to warrant further testing or produce data that is sufficient to obtain marketing approval.

                If any of our drug candidates receive marketing approval and we or others later identify undesirable or unacceptable side effects caused by such drug candidates (or any other similar drugs) after such approval, a number of potentially significant negative consequences could result, including:

●
regulatory authorities may withdraw or limit their approval of such drug candidates;
●
regulatory authorities may require a more significant clinical benefit for approval to offset the risk;
●
regulatory authorities may require the addition of labeling statements, including warnings, contra-indications, or precautions, that could diminish the usage of the product or otherwise limit the commercial success of the affected product;
●
we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
●
we may be required to change the way such drug candidates are distributed or administered, conduct additional clinical trials;
●
regulatory authorities may require a Risk Evaluation and Mitigation Strategy ("REMS"), plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;
●
we may be subject to regulatory investigations and government enforcement actions;
●
we may decide to remove such drug candidates from the marketplace;
●
we may not be able to enter into collaboration agreements on acceptable terms and execute on our business model;
●
we could be sued and held liable for injury caused to individuals exposed to or taking our drug candidates; and
●
our reputation may suffer.

 Any one or a combination of these events could prevent us from obtaining or maintaining regulatory approval and achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the affected product, which in turn could significantly impact our ability to successfully commercialize our drug candidates and generate revenues.

Any product candidates we may advance through clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates or any future product candidates are subject to extensive regulation by the FDA in the United States and by comparable health authorities worldwide. In the United States, we are not permitted to market a product candidate until we receive approval of a BLA or NDA from the FDA. The process of obtaining BLA and NDA approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Approval policies or regulations may change and the FDA has substantial discretion in the pharmaceutical approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. In addition, the FDA may require post-approval clinical trials or studies which also may be costly. The FDA approval for a limited indication or approval with required warning language, such as a boxed warning, could significantly impact our ability to successfully market our product candidates. Finally, the FDA may require adoption of a REMS requiring prescriber training, post-market registries, or otherwise restricting the marketing and dissemination of these products. Despite the time and expense invested in the clinical development of product candidates, regulatory approval is never guaranteed. Assuming successful clinical development, we intend to seek product approvals in countries outside the United States. As a result, we would be subject to regulation by the European Medicines Agency (“EMA”), as well as the other regulatory agencies in these countries.

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
●
we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for an indication;
●
the FDA may not accept clinical data from trials conducted by individual investigators or in countries where the standard of care is potentially different from the United States;
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
●
the FDA or comparable foreign regulatory authorities may not approve the manufacturing processes or facilities of third-party manufacturers with which we or our collaborators currently contract for clinical supplies and plan to contract for commercial supplies; or
●
the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

A breakthrough therapy designation by the FDA for our drug candidates, including umbralisib for the treatment of adult patients with relapsed or refractory Marginal Zone Lymphoma (MZL) who have received at least one prior treatment including an anti-CD20 monoclonal antibody, may not lead to a faster development or regulatory review or approval process, and it does not ensure that our drug candidates will receive marketing approval.

In January 2019, the FDA granted breakthrough therapy designation to umbralisib for the treatment of adult patients with relapsed or refractory MZL who have received at least one prior treatment including an anti-CD20 monoclonal antibody. We may also seek breakthrough therapy designation for some of our other drug candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Our breakthrough therapy designation was based on interim data from the MZL cohort of the UNITY-NHL clinical trial. No assurance can be given that the full results from the MZL cohort of the UNITY-NHL clinical trial will be positive and support a filing for accelerated approval.

For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for accelerated approval. Designation as a breakthrough therapy is wholly within the discretion of the FDA. Accordingly, even if we believe one of our drug candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to grant such designation to the drug candidate. In any event, the receipt of a breakthrough therapy designation for a drug candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our drug candidates qualify as breakthrough therapies, the FDA may later decide that the drugs no longer meet the conditions for qualification and rescind the designation.

 A fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

 We may seek fast track designation for some of our other drug candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular drug candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we receive fast track designation for our other drug candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

While we have received orphan drug designation for umbralisib and ublituximab for specified indications, we may seek additional orphan drug designation for those and some of our other drug candidates. However, we may be unsuccessful in obtaining or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

Ublituximab received orphan-drug designation from the FDA for the treatment of Marginal Zone Lymphoma (Nodal and Extranodal) in September 2013, for the treatment of CLL in August of 2010, and orphan-drug designation by the EMA for the treatment of CLL in November of 2009. We also obtained orphan drug designation for umbralisib as monotherapy for the treatment of CLL in August 2016, and in January 2017, we announced that the FDA granted Orphan Drug designation covering the combination of ublituximab and umbralisib for the treatment of patients with CLL and DLBCL. As part of our business strategy, we may seek orphan drug designation for our other drug candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

Even if we obtain orphan drug exclusivity for a drug, that exclusivity may not effectively protect the designated drug from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we intend to seek additional orphan drug designation for our other drug candidates, we may never receive such designations. Even if we receive orphan drug designation for any of our drug candidates, there is no guarantee that we will enjoy the benefits of those designations.

As all of our product candidates are still under development, manufacturing site additions, scale-up and process improvements implemented in the production of those product candidates may affect their ultimate activity or function.

Our product candidates are in the initial stages of development and are currently manufactured in relatively small batches for use in pre-clinical and clinical studies. Process improvements implemented to date have changed, and process improvements in the future may change, the activity/ and analytical profile of the product candidates, which may affect the safety and efficacy of the products. For instance, the manufacturing process for ublituximab has undergone several process improvements during the clinical trial process which have resulted in analytical differences between the materials. Such process improvements continued during the conduct of Phase 3 and material from more than one manufacturing process were utilized in the Phase 3 UNITY-CLL trial.  While analytical differences exist between those materials, we do not believe the differences will alter the safety or efficacy profile of ublituximab. However, it is possible that additional and/or different adverse events may appear among patients exposed to drug product manufactured under one process compared to the other, or that adverse events may arise with greater frequency, intensity and duration among patients exposed to drug product manufactured under one process compared to the other. Additionally, the efficacy of ublituximab also can be negatively impacted by such process changes. Given the uncertainty of the impact on product specifications, quality and performance, process improvements made during Phase 3 development carry a higher level of risk then those made prior to Phase 3 development. If there are significant differences in product attributes between the two materials, we may need to adjust our statistical analysis plans of the Phase 3 study to confirm that there is no difference in safety or efficacy between product made by each process in order to and allow us to utilize data from all enrolled patients, as well as be able to integrate clinical safety and/or efficacy results across studies to support any potential marketing application. There can be no assurance given that such analyses will be successful in demonstrating no clinical differences between these drug products, which could substantially impact the approvability of the U2 combination based on the results of the UNITY-CLL study. In such circumstances, that would have a material adverse effect on the Company.

Further, no assurance can be given that the material manufactured from any future optimized processes, if any, for ublituximab or any of our product candidates will perform comparably to the product candidates as manufactured to date which could result in an unexpected safety or efficacy outcome as compared to the data published or presented to date. Similarly, following each round of process improvements, if any, for any of our drug candidates, future clinical trial results conducted with the new material will be subject to uncertainty related to the effects, if any, of those additional process improvements that were made.

In addition, we have engaged a secondary manufacturer for ublituximab to meet our current clinical and future commercial needs and anticipate engaging additional manufacturing sources for umbralisib to meet expanded clinical trial and commercial needs. If a secondary manufacturer is not successful in replicating the product or experiences delays, or if regulatory authorities impose unforeseen requirements with respect to product comparability from multiple manufacturing sources, we may experience delays in clinical development.  No assurance can be given that any additional manufacturers will be successful or that material manufactured by the additional manufacturers will perform comparably to ublituximab or umbralisib as manufactured to date and used in currently available pre-clinical data and or in early clinical trials presented publicly or reported in this or any previous filing, or that the relevant regulatory agencies will agree with our interpretation of comparability.

In addition, as we move closer to commercialization for ublituximab and umbralisib we will need to scale-up production to ensure adequate commercial supply. We are currently in the process of scaling up ublituximab. This is an expensive process and there can be no assurance given that such scale-up will be successful in providing pharmaceutical product that is of sufficient quantity, or of a quality that is consistent with our previously established specifications, or that meets the requirements set by regulatory agencies under which we may seek approval of our product candidates. If scale-up were not to succeed our ability to supply our anticipated market at a reasonable cost of goods would be negatively impacted. In such event, that would have a material adverse effect on the Company. Scale up could also require additional process improvement that might be required to accommodate new and larger equipment utilized in the scaled-up process. If that were to occur and we could not demonstrate to the FDA that the materials were analytically substantially similar, we might be required to run additional clinical testing to demonstrate that they are substantially similar. That would entail a significant delay and significant increase in total cost, all of which would have a material adverse effect on the Company.

Risks Related to Commercialization

The incidence and prevalence for target patient populations of our drug candidates have not been established with precision. If the market opportunities for our drug candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected, possibly materially.

The precise incidence and/or prevalence of CLL, relapsed/refractory MZL, relapsed/refractory FL and MS are unknown. Our projections of both the number of people who are affected by disease within our target indications, as well as the subset of these people who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. Our beliefs are typically based on one on one and group interactions with target physicians and our estimates have been derived from a variety of sources, including the scientific literature, healthcare utilization databases and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases.

The total addressable market opportunity for umbralisib and ublituximab for the treatment of patients with CLL, MZL, FL and MS will ultimately depend upon, among other things, the final label indication, approved for sale for these indications, acceptance by the medical community, patient access, drug pricing and reimbursement. The number of patients in major markets, including the number of addressable patients in those markets, may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, new patients may become increasingly difficult to identify or gain access to, or patients and physicians may choose to utilize competitive products, all of which would adversely affect our results of operations and our business.

We face substantial competition for treatments for our target indications, which may result in others commercializing drugs before or more successfully than we do resulting in the reduction or elimination of our commercial opportunity.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we or our collaborators may develop. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. The key competitive factors affecting the success of all of our drug candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of any related companion diagnostic tests, the level of generic competition and the availability of reimbursement from government and other third-party payors.

For the cancer indications for which we are developing our products there are a number of established therapies with which we will compete:

●
For the treatment of CLL, if U2 is approved, we expect U2 to compete with recently approved drugs such as ibrutinib (AbbVie and Janssen), venetoclax (AbbVie and Roche), obinutuzumab (Roche), idelalisib (Gilead) and duvelisib (Verastem), and established treatments such as rituximab (Roche), and several generically available chemotherapies. Additionally, there are two second generation BTK inhibitors similar to ibrutinib in late-stage clinical testing for CLL that could enter the market in the next 12-36 months. Each of these agents can be used as monotherapy or in combination with one or more of the other agents.

●
For the treatment of Marginal Zone Lymphoma, if approved, we expect umbralisib to compete with ibrutinib (AbbVie and Janssen) and established treatments such as rituximab and several generically available chemotherapies. Additionally, the combination of rituximab and lenalidomide (Celgene) has been studied in MZL and may be approved.

●
For the treatment of Follicular Lymphoma, if approved, we expect umbralisib to compete with recently approved drugs such as obinutuzumab (Roche), idelalisib (Gilead), copanlisib (Bayer), and duvelisib (Verastem), and established treatments such as rituximab (Roche), and several generically available chemotherapies. Each of these agents can be used as monotherapy or in combination with one or more of the other agents. The combination of rituximab and lenalidomide (Celgene) has also been studied in FL and may be approved. There are also several PI3K delta inhibitors in earlier stages of development.

●
In addition, a number of pharmaceutical companies are developing antibodies and bispecific antibodies targeting CD20, CD19, CD47 and other B-cell associated targets, chimeric antigen receptor T-cell (“CAR-T”) immunotherapy, and other B-cell ablative therapy which, if approved, would potentially compete with U2 and umbralisib.

For Multiple Sclerosis for which we are developing ublituximab there are a number of established therapies with which we will compete:

●
If ublituximab is approved, we expect ublituximab will primarily compete against other CD20 targeted agents, while the group of CD20 targeted agents will also compete broadly against a number of already approved MS therapies. Currently, there is one anti-CD20 monoclonal antibody approved, ocrelizumab (Roche), and another in Phase 3 development, ofatumumab (Novartis), which is expected to enter the market in the next 12-24 months.

TG-1501, TG-1701 and TG-1801 if approved will also face competition from drugs on the market and under development that have the same mechanism of action as each of those drugs.

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
●
capital resources.

We will also face competition from these third parties in recruiting and retaining qualified personnel, establishing clinical trial sites, patient registration for clinical trials, and in identifying and in-licensing new product candidates.

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any drug candidates that we may develop.

We will face an inherent risk of product liability exposure related to the testing of our drug candidates in human clinical trials and use of our drug candidates through compassionate use programs, and we will face an even greater risk if we commercially sell any drug candidates that we may develop. If we cannot successfully defend ourselves against claims that our drug candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●
decreased demand for any drug candidates that we may develop;
●
injury to our reputation and significant negative media attention;
●
withdrawal of clinical trial participants;
●
significant costs to defend the related litigation;
●
substantial monetary awards to trial participants or patients;
●
loss of revenue; and
●
the inability to commercialize any drug candidates that we may develop.

Although we maintain product liability insurance coverage, it may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage if we successfully commercialize any drug candidate. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

If any product candidate that we successfully develop does not achieve broad market acceptance among physicians, patients, healthcare payors, and the medical community, the revenues that we generate from its sales will be limited.

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors, and the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally would also be necessary for commercial success. The degree of market acceptance of any approved product would depend on a number of factors, including:

●
the efficacy and safety as demonstrated in clinical trials;
●
the timing of market introduction of such product candidate as well as competitive products;
●
the clinical indications for which the product is approved;
●
acceptance by physicians, major operators of cancer clinics and patients of the product as a safe and effective treatment;
●
the potential and perceived advantages of the product candidate over alternative treatments;
●
the safety of the product candidate in a broader patient group;
●
the cost of treatment in relation to alternative treatments;
●
the availability of adequate reimbursement and pricing by third parties and government authorities;
●
changes in regulatory requirements by government authorities for the product candidate;
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

Even if we are able to commercialize any drug candidates, such drugs may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

The regulations that govern regulatory approvals, pricing and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a drug candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the drug candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the drug candidate in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more drug candidates, even if our drug candidates obtain marketing approval.

Our ability to commercialize any drug candidates successfully also will depend in part on the extent to which coverage and reimbursement for these drug candidates and related treatments will be available from government authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular drugs. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs. We cannot be sure that coverage will be available for any drug candidate that we commercialize and, if coverage is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any drug candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any drug candidate for which we obtain marketing approval.

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower-cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved drugs that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize drugs and our overall financial condition.

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

Among the provisions of the ACA, those of importance to our potential product candidates are:

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

In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law. However, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. In March 2017, following the passage of the budget resolution for fiscal year 2017, the United States House of Representatives passed legislation known as the American Health Care Act of 2017, which, if enacted, would amend or repeal significant portions of the ACA. Attempts in the Senate in 2017 to pass ACA repeal legislation, including the Better Care Reconciliation Act of 2017, so far have been unsuccessful. At the end of 2017, Congress passed the Tax Cuts and Jobs Act, which repealed the penalty for individuals who fail to maintain minimum essential health coverage as required by the ACA. Following this legislation, Texas and 19 other states filed a lawsuit alleging that the ACA is unconstitutional as the individual mandate was repealed, undermining the legal basis for the Supreme Court’s prior decision. On December 14, 2018, Texas federal district court judge Reed O’Connor issued a ruling declaring that the ACA in it is entirety is unconstitutional. While this decision has no immediate legal effect on the ACA and its provisions, this lawsuit is ongoing and the outcome through the appeals process may have a significant impact on our business.

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

The Trump Administration has also taken several regulatory steps to redirect ACA implementation. The Department of Health and Human Services (“HHS”) finalized Medicare fee-for-service hospital payment reductions for Part B drugs acquired through the 340B Drug Pricing Program, which has been overturned by the courts. HHS also has signaled its intent to continue to pursue reimbursement policy changes for Medicare Part B drugs as a whole that likely would reduce hospital and physician reimbursement for these drugs.

HHS has made numerous other proposals aimed at lowering drug prices for Medicare beneficiaries and increasing price transparency. These proposals include giving Medicare Advantage and Part D plans flexibility in the availability of drugs in “protected classes,” more transparency in the cost of drugs, including the beneficiary’s financial liability, and less costly alternatives and permitting the use of step therapy as a means of prior authorization. HHS has also proposed requiring pharmaceutical manufacturers disclose the prices of certain drugs in direct-to-consumer television advertisements.

HHS also has taken steps to increase the availability of cheaper health insurance options, typically with fewer benefits and less generous. The Administration has also signaled its intention to address drug prices and to increase competition, including by increasing the availability of biosimilars and generic drugs. As these are regulatory actions, a new administration could undo or modify these efforts.

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

There likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare products and services. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad.

We cannot predict the likelihood, nature or extent of how government regulation that may arise from future legislation or administrative or executive action taken by the U.S. presidential administration may impact our business and industry. In particular, the U.S. President has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 23, 2017, President Trump ordered a civilian hiring freeze for all executive departments and agencies, including the FDA, which prohibits the FDA from filling employee vacancies or creating new positions. Under the terms of the order, the freeze was to remain in effect until implementation of a plan to be recommended by the Director for the Office of Management and Budget (“OMB”) in consultation with the Director of the Office of Personnel Management, to reduce the size of the federal workforce through attrition. An under-staffed FDA could result in delays in FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance or implement or enforce regulatory requirements in a timely fashion or at all. This hiring freeze was lifted later in 2017. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

 If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our drug candidates, we may not be successful in commercializing our drug candidates if and when they are approved, and we may not be able to generate any revenue.

We do not currently have a sales or marketing infrastructure and have limited experience in the sale, marketing or distribution of drugs. To achieve commercial success for any approved drug candidate for which we retain sales and marketing responsibilities, we must build our sales, marketing, managerial, and other non-technical capabilities or make arrangements with third parties to perform these services. In the future, we may choose to build a focused sales and marketing infrastructure to sell, or participate in sales activities with our collaborators for, some of our drug candidates if and when they are approved.

In advance of FDA approval of our first product, we will need to make significant investments to build a commercial organization and infrastructure. We will need to hire a sales force and commercial support personnel, in order to build processes and systems to support a commercial launch prior to knowing whether our product will receive FDA approval. It is possible that the FDA approval is unexpectedly delayed or our product is not approved at all. In either case we will incur delays that may impede or significantly delay our ability to generate revenue and at the same time will incur significant expenses. If this were to occur, it would have a material adverse effect on the Company.

 There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any drug launch. If the commercial launch of a drug candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our drug candidates on our own include:

●
our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
●
the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future drugs;
●
the lack of complementary drugs to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●
unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our drug revenues or the profitability of these drug revenues to us are likely to be lower than if we were to market and sell any drug candidates that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our drug candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our drug candidates effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our drug candidates. Further, our business, results of operations, financial condition and prospects will be materially adversely affected.

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

                Although we do not currently have any drugs on the market, once we begin commercializing our drug candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our drug candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●
the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●
the federal False Claims Act imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
●
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●
the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the Affordable Care Act require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Department of Health and Human Services information related to physician payments and other transfers of value and the ownership and investment interests of such physicians and their immediate family members;
●
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
●
analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

                Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including anticipated activities to be conducted by our sales team, were to be found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

If we fail to adequately understand and comply with the local laws and customs as we expand into new international markets, these operations may incur losses or otherwise adversely affect our business and results of operations.

We expect to operate a portion of our business in certain countries through subsidiaries or through supply and marketing arrangements. In those countries where we have limited experience in operating subsidiaries and in reviewing equity investees, we will be subject to additional risks related to complying with a wide variety of national and local laws, including restrictions on the import and export of certain intermediates, drugs, technologies and multiple and possibly overlapping tax laws. In addition, we may face competition in certain countries from companies that may have more experience with operations in such countries or with international operations generally. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees hired in different countries into our existing corporate culture. If we do not effectively manage our operations in these subsidiaries and review equity investees effectively, or if we fail to manage our alliances, we may lose money in these countries and it may adversely affect our business and results of our operations. In all interactions with foreign regulatory authorities, we are exposed to liability risks under the Foreign Corrupt Practices Act or similar anti-bribery laws.
.
Any product for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with products.

Any product for which we obtain marketing approval, along with the manufacturing processes and facilities, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of, and review by, the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, current Good Manufacturing Practice (“CGMP”) requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping, and requirements regarding company presentations and interactions with healthcare professionals. Even if we obtain regulatory approval of a product, the approval may be subject to limitations on the indicated uses for which the product may be marketed, be subject to conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety and/or efficacy of the product. We also may be subject to state laws and registration requirements covering the distribution of drug products. Later discovery of previously unknown problems with products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:

●
restrictions on product manufacturing, distribution or use;
●
restrictions on the labeling or marketing of a product;
●
requirements to conduct post-marketing studies or clinical trials;
●
warning letters;
●
withdrawal of the products from the market;
●
refusal to approve pending applications or supplements to approved applications that we or our subsidiaries submit;
●
recalls;
●
fines;
●
suspension or withdrawal of marketing or regulatory approvals;
●
refusal to permit the import or export of products;
●
product seizure or detentions;
●
injunctions or the imposition of civil or criminal penalties; and
●
adverse publicity.

If we, or our respective suppliers, third-party contractors, clinical investigators or collaborators are slow to adapt, or are unable to adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements or policies, we, our subsidiaries, or our respective collaborators may be subject to the actions listed above, including losing marketing approval for products, resulting in decreased revenue from milestones, product sales or royalties.

We will need to obtain FDA approval of any proposed product brand names, and any failure or delay associated with such approval may adversely impact our business.

A pharmaceutical product candidate cannot be marketed in the United States or other countries until we have completed a rigorous and extensive regulatory review processes, including approval of a brand name. Any brand names we intend to use for ublituximab, umbralisib or any future product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the United States Patent and Trademark Office (“USPTO”). The FDA typically conducts a review of proposed product brand names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product brand name if it believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product brand names, we may be required to adopt an alternative brand name for ublituximab, umbralisib or any future product candidates. If we adopt an alternative brand name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize ublituximab, umbralisib, or any future product candidates. We do not currently have an agreed upon brand name for umbralisib, and no assurance can be given that we will obtain one in a timely fashion. Any delay in obtaining a brand name for umbralisib or any other of our drug candidates could delay approval and/or commercialization and have a negative impact on our launch and future prospects for umbralisib or any other such drug candidates.

Risks Related to Our Dependence on Third Parties

We rely on third parties to generate clinical, preclinical and quality data necessary to support the regulatory applications needed to conduct clinical trials and file for marketing approval. We rely on third parties to help conduct our planned clinical trials. If these third parties do not perform their services as required, we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.

In order to submit and maintain an Investigational New Drug application (“IND”), BLA, or NDA to the FDA, it is necessary to submit all information on the clinical, non-clinical, chemistry, manufacturing, controls and quality aspects of the product candidate. We rely on our third party contractors and our licensing partners to provide portions of this data. If we are unable to obtain this data, or the data is not sufficient to meet the regulatory requirements, we may experience significant delays in our development programs. While we maintain an active IND for ublituximab and umbralisib enabling the conduct of studies in the FDA’s Division of Hematology and Oncology, and an active IND for ublituximab under the FDA’s Division of Neurology, there can be no assurance that the FDA will allow us to continue the development of our product candidates in those divisions where we maintain an active IND.

Additionally, we use CRO’s to assist in the conduct of our current clinical trials and expect to use such services for future clinical trials and we rely upon medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and appropriate regulations. Our current and future CROs, investigators and other third parties play a significant role in the conduct of our trials and the subsequent collection and analysis of data from the clinical trials. There is no guarantee that any CROs, investigators and other third parties will devote adequate time and resources to our clinical trials or perform as contractually required. If any third parties upon whom we rely for administration and conduct of our clinical trials fail to meet expected deadlines, fail to adhere to its clinical protocols or otherwise perform in a substandard manner, our clinical trials may be extended, delayed or terminated, and we may not be able to commercialize our product candidates. In addition to the third parties identified above, we are also heavily reliant on the conduct of our patients enrolled to our studies by our third-party investigators. We rely on our clinical trial sites and investigators to properly identify and screen qualified candidates for our clinical trials, and for them to ensure participants adhere to our clinical protocol requirements. The majority of our clinical trial conduct occurs in the out-patient setting, where patients are expected to continueto adhere to our study protocol specified requirements. The ability of our enrolled patients to properly identify, document, and report adverse events; take protocol specified study drugs at the correct quantity, time, and setting, as applicable; avoid contraindicated medications; and comply with other protocol specified procedures such as returning to the trial site for scheduled laboratory and disease assessments, is wholly out of our control. Deviations from protocol procedures, such as those identified previously, could materially affect the quality of our clinical trial data, and therefore ultimately affect our ability to develop and commercialize our drug candidates. If any of our clinical trial sites terminates for any reason, we may experience theloss of follow-up information on patients enrolled in our ongoing clinical trials unless we are able to transfer the care of those patients to another qualified clinical trial site. If any of our clinical trial sites are required by the FDA or IRB to close down due to data management or patient management or any other issues we may lose patients.  In our MS Phase 2 trial, during routine monitoring and site audits, significant Good Clinical Practice (GCP) violations and other noncompliance issues were identified at one of our US-based large academic sites. The investigator left the institution; shortly thereafter the site terminated their participation in our study, before all data could be source document verified. While we do not believe this will have any effect on the overall results of the MS Phase 2 trial, sensitivity analyses excluding data from this site will be performed and no assurance can be given that the results were not affected.

            Whether conducted through a CRO or through our internal staff, we are solely responsible for ensuring that each of our clinical trials are conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties up to and including criminal prosecution. We and our CROs are required to comply with regulations, including GCP Guidelines for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any drugs in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our current or future clinical trials comply with GCPs. In addition, our clinical trials must be conducted with drug candidates produced under cGMPs regulations. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action. We also are required to register most ongoing clinical trials and post the results of completed clinical trials on government-sponsored databases, e.g. ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Although we intend to design the clinical trials for our drug candidates, CROs play an important role in the conduct of our clinical trials, especially outside of the United States. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct current or future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

●
have staffing difficulties;
●
fail to comply with contractual obligations;
●
experience regulatory compliance issues;
●
undergo changes in priorities or become financially distressed; or
●
form relationships with other entities, some of which may be our competitors.

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. If the CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development, regulatory approval and commercialization of our drug candidates may be delayed, we may not be able to obtain regulatory approval and commercialize our drug candidates, or our development program may be materially and irreversibly harmed. If we are unable to rely on clinical data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of any clinical trials we conduct and this could significantly delay commercialization and require significantly greater expenditures.

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such CROs are associated with may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our drug candidates. As a result, we believe that our financial results and the commercial prospects for our drug candidates in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.

We contract with third parties for the manufacture of our drug candidates for pre-clinical development and clinical trials, and we expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently own or operate, nor do we have any plans to establish in the future, any manufacturing facilities or personnel. We rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for pre-clinical development and clinical testing, as well as for the commercial manufacture of our drugs if any of our drug candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or drugs or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

The facilities used by our contract manufacturers to manufacture our drug candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our marketing applications to the FDA. We do not control the manufacturing process of, and will be completely dependent on, our contract manufacturers for compliance with cGMPs in connection with the manufacture of our drug candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our drug candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our drug candidates, if approved. Further, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of drug candidates or drugs, if approved, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our drug candidates.

We do not have any long-term supply agreements with all our contract manufacturers, and in those instances where we do not, we purchase our required drug supply, including the drug product and drug substance on a purchase order basis. In addition, we may be unable to establish or maintain any agreements with third-party manufacturers or to do so on acceptable terms. No assurance can be given that a long-term, scalable manufacturer can be identified or that they can make clinical and commercial supplies of our product candidates that meets the product specifications of previously manufactured batches, or is of a sufficient quality, or at an appropriate scale and cost to make it commercially feasible. If they are unable to do so, it could have a material adverse impact on our business.

Even if we are able to establish and maintain agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●
reliance on the third party for regulatory compliance and quality assurance;
●
the possible breach of the manufacturing agreement by the third party;
●
the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
●
the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Moreover, our current long-term supply agreements and, we would expect all future long-term supply agreements would, contain certain minimum purchases in what are commonly referred to as “take or pay” provisions. To the extent our demand does not meet the minimum supply required amounts, we would be forced to pay more than desired. This could create a situation where we are spending more than required and could impact our on-going operations and entail curtailing other important research and development or commercialization efforts. All of which could have a material adverse effect on the Company.

               Our drug candidates and any drugs that we may develop may compete with other drug candidates and approved drugs for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers causing additional costs and delays in identifying and qualifying any such replacement.

Our current and anticipated future dependence upon others for the manufacture of our drug candidates or drugs could result in significant delays or gaps in availability of such drug candidates or drugs and may adversely affect our future profit margins and our ability to commercialize any drugs that receive marketing approval on a timely and competitive basis.

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of any future product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

In addition, we do not have the capability to package finished products for distribution to hospitals and other customers. Prior to commercial launch, we intend to enter into agreements with one or more alternate fill/finish pharmaceutical product suppliers so that we can ensure proper supply chain management once we are authorized to make commercial sales of our product candidates. If we receive marketing approval from the FDA, we intend to sell pharmaceutical product finished and packaged by such suppliers. We have not entered into long-term agreements with our fill/finish suppliers, and we may be unable to enter into such an agreement or do so on commercially reasonable terms, which could have a material adverse impact upon our business.

The third parties upon whom we rely for the supply of the active pharmaceutical ingredient ("API"), drug product, drug substance and other materials used in our drug candidates are our sole source of supply, and the loss of any of these suppliers could significantly harm our business.

The API, drug product and drug substance used in our drug candidates are currently supplied to us from single-source suppliers. Our ability to successfully develop our drug candidates, supply our drug candidates for clinical trials and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API, drug product and drug substance for these drugs in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. If any of our suppliers ceases its operations for any reason or is unable or unwilling to supply API, drug product, drug substance and other materials in sufficient quantities or on the timelines necessary to meet our needs, it could significantly and adversely affect our business, the supply of our drug candidates and our financial condition.

In most cases, our manufacturing partners are single source suppliers. It is expected that our manufacturing partners will be sole source suppliers from single site locations for the foreseeable future. Various raw materials, components, and testing services required for our products may also be single sourced. Given this, any disruption of supply from these partners could have a material, long-term impact on our ability to supply products for clinical trials or commercial sale. If our suppliers do not deliver sufficient quantities of our product candidates on a timely basis, or at all, and in accordance with applicable specifications, there could be a significant interruption of our supply, which would adversely affect clinical development and commercialization of our products. In addition, if our current or future supply of any or our product candidates should fail to meet specifications during its stability program there could be a significant interruption of our supply of drug, which would adversely affect the clinical development and commercialization of the product.

For all of our drug candidates, we plan to identify and qualify additional manufacturers and other suppliers to provide such API, drug product and drug substance prior to or following submission of an NDA to the FDA and/or an MAA to the EMA. We are not certain, however, that our single-source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers.

Establishing additional or replacement suppliers for the API, drug product and drug substance used in our drug candidates, if required, may not be accomplished quickly or at all. If we are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory approval, which could result in further delay. While we seek to maintain adequate inventory of the API, drug product and drug substance used in our drug candidates, any interruption or delay in the supply of components or materials, or our inability to obtain such API, drug product and drug substance from alternate sources at acceptable prices in a timely manner could impede, delay, limit or prevent our development efforts, which could harm our business, results of operations, financial condition and prospects.

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

We may seek to establish additional collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of our drug candidates will require substantial additional cash to fund expenses. For some of our drug candidates, we may decide to collaborate with additional pharmaceutical and biotechnology companies for the development and potential commercialization of those drug candidates.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of our clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject drug candidate, the costs and complexities of manufacturing and delivering such drug candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative drug candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our drug candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us.

We may be restricted under our collaboration agreements from entering into future agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the drug candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our drug candidates or bring them to market and generate drug revenue.

Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable drug candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any termination or expiration of any future collaboration agreement could adversely affect us financially or harm our business reputation.

 Risks Relating to Our Intellectual Property

Our success depends upon our ability to obtain and protect our intellectual property and proprietary technologies and if the scope of our patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology and drugs may be impaired.

Our commercial success in part depends on obtaining and maintaining patent protection and trade secret protection in the United States and other countries with respect to our product candidates or any future product candidate that we may license or acquire, their formulations and uses and the methods we use to manufacture them, as well as successfully defending these patents against third-party challenges. We seek to protect our proprietary and intellectual property position by filing patent applications in the United States and abroad related to our novel technologies and product candidates, and by maintenance of our trade secrets through proper procedures.

We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them in the market they are being used or developed. The degree of patent protection we require to successfully commercialize our drug candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect any of our drug candidates. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States.

Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing drugs similar or identical to our drug candidates, including generic versions of such drugs.

                  Currently, the composition of matter patent for ublituximab and umbralisib are granted in both the United States and EU, among other countries. A method of use patent covering the combination of ublituximab and umbralisib has also been granted in the US, EU, Japan, and several other territories. Additionally, several method of use patents for ublituximab and umbralisib in various indications and settings have also been applied for but have not yet been issued, or have been issued in certain territories but not under all jurisdictions in which such applications have been filed. No patents to date have been issued for TG-1501, TG-1701 and TG-1801 or for our pre-clinical product candidates. There can be no guarantee that any of these patents for which an application has already been filed, nor any patents filed in the future for our product candidates will be granted in any or all jurisdictions in which there were filed, or that all claims initially included in such patent applications will be allowed in the final patent that is issued. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our partners will be successful in protecting our product candidates by obtaining and defending patents, or what the scope of an issued patent may ultimately be.

These risks and uncertainties include the following:

●
the patent applications that we or our partners file may not result in any patents being issued;
●
patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked or circumvented, or otherwise may not provide any competitive advantage
●
as of March 16, 2013, the United States converted from a “first to invent” to a “first to file” system. If we do not win the filing race, we will not be entitled to inventive priority;
●
our competitors, many of which have substantially greater resources than we do, and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate its ability to file new patent applications or make, use, and sell our potential products either in the United States or in international markets
●
there may be significant pressure on the United States government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful as a matter of public policy regarding worldwide health concerns; and
●
countries other than the United States may have less restrictive patent laws than those upheld by United States courts, allowing foreign competitors the ability to exploit these laws to create, develop, and market competing products.

                If patents are not issued that protect our product candidates, it could have a material adverse effect on our financial condition and results of operations.

In addition, the patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, with respect to some of the pending patent applications covering our drug candidates, prosecution has yet to commence. Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office, or USPTO, have been significantly narrowed by the time they issue, if at all. It is also possible that we will fail to identify any patentable aspects of our research and development output and methodology, and, even if we do, an opportunity to obtain patent protection may have passed. Given the uncertain and time-consuming process of filing patent applications and prosecuting them, it is possible that our product(s) or process(es) originally covered by the scope of the patent application may have changed or been modified, leaving our product(s) or process(es) without patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our licensors or we fail to appropriately prosecute and maintain patent protection or trade secret protection for one or more product candidates or any future product candidate we may license or acquire, our ability to develop and commercialize these product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. This failure to properly protect the intellectual property rights relating to these product candidates could impair our ability to compete in the market and adversely affect our ability to generate revenues and achieve profitability, which would have a material adverse effect on our financial condition and results of operations. Furthermore, should we enter into other collaborations, including out-licensing or partnerships, we may be required to consult with or cede control to collaborators regarding the prosecution, maintenance and enforcement of licensed patents. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

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

Even if our patent applications issue as patents, and they are unchallenged, our issued patents and our pending patents, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our owned or licensed patents by developing similar or alternative technologies or drugs in a non-infringing manner. For example, a third party may develop a competitive drug that provides benefits similar to one or more of our drug candidates but that has a different composition that falls outside the scope of our patent protection. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our drug candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our drug candidates could be negatively affected, which would harm our business.

In addition, we may in the future be subject to claims by our former employees or consultants asserting an ownership right in our patents or patent applications, as a result of the work they performed on our behalf. Although we generally require all of our employees, consultants and advisors and any other third parties who have access to our proprietary know-how, information or technology to assign or grant similar rights to their inventions to us, we cannot be certain that we have executed such agreements with all parties who may have contributed to our intellectual property, nor can we be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy. An adverse determination in any such submission or proceeding may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and drugs, without payment to us, or could limit the duration of the patent protection covering our technology and drug candidates. Such challenges may also result in our inability to manufacture or commercialize our drug candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future drug candidates.

Patent protection and other intellectual property protection are crucial to the success of our business and prospects, and there is a substantial risk that such protections will prove inadequate.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our drugs or procedures, we may not be able to stop a competitor from marketing drugs that are the same as or similar to our drug candidates, which would have a material adverse effect on our business.

If we or our partners are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our drug candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and frequent litigation regarding patents and other intellectual property rights. We may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our drug candidates and technology, including interference proceedings before the USPTO.

 Our competitors or other third parties may assert infringement claims against us, alleging that our drugs are covered by their patents. Given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing products, some of which may be directed at claims that overlap with the subject matter of our intellectual property. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product candidates or proprietary technologies may infringe. Similarly, there may be issued patents relevant to our product candidates of which we are not aware. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after a first filing, or in some cases not at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in patents or pending patent applications that we own or licensed, or that we or our licensors were the first to file for patent protection of such inventions.

We are aware of certain patents that may pose issues for our commercialization of our drug candidates. For example, Roche, Biogen Idec, and Genentech hold patents for the use of anti-CD20 antibodies utilized in the treatment of CLL in the United States which are expected to expire in November of 2019. While these patents have been challenged, to the best of our knowledge, those matters were settled in a way that permitted additional anti-CD20 antibodies to be marketed for CLL. If those patents are still valid and enforced at the time we are intending to launch ublituximab, then we will need to either prevail in a litigation to challenge those patents or negotiate a settlement agreement with the patent holders. If we decide to initiate proceedings to challenge the validity of these patents in the future, we may be unsuccessful, as courts or patent offices in the United States and abroad could uphold the validity of any such patents. If we were to challenge the validity of any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every United States patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. If we are unable to do so, we may be forced to delay the launch of ublituximab or launch at the risk of litigation for patent infringement, which may have a material adverse effect on our business and results of operations.

If a third party claims that we or any collaborators of ours infringe their intellectual property rights, we may have to defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our drug candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain such a license, it could be granted on non-exclusive terms, thereby providing our competitors and other third parties access to the same technologies licensed to us. Without such a license, we could be forced, including by court order, to cease developing and commercializing the infringing technology or drug candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed such third-party patent rights. A finding of infringement could prevent us from commercializing our drug candidates or force us to cease some of our business operations, which could materially harm our business.

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

A third party may hold intellectual property, including patent rights that are important or necessary to the development and commercialization of our products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties, whom may or may not be interested in granting such a license, on commercially reasonable terms, or our business could be harmed, possibly materially. For example, we engage extensively with third parties, including academic institutions, to conduct non-clinical and clinical research on our product candidates. While we seek to ensure all material transfer and service agreements governing this research provide us with favorable terms covering newly generated intellectual property, a general principle under which much of this research with academic institutions is conducted provides third party ownership of newly generated intellectual property, with an exclusive option available for us to obtain a license to such intellectual property. Through the conduct of this research, it is possible that valuable intellectual property could be developed by a third party, which we will then need to license in order to better develop or commercialize our products. No assurance can be given that we will be able to successfully negotiate such a license on commercially reasonable terms, or at all. Further, should we fail to successfully negotiate a license to such intellectual property, most institutions are then free to license such intellectual property to any other third party, including potentially direct competitors of ours. Should we fail to adequately secure a license to any newly generated intellectual property, our ability to successfully develop or commercialize our products may be hindered, possibly materially.

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

In patent litigation in the United States, defendant counterclaims challenging the validity, enforceability or scope of asserted patents are commonplace. In addition, third parties may initiate legal proceedings against us to assert such challenges to our intellectual property rights. The outcome of any such proceeding is generally unpredictable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Patents may be unenforceable if someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. It is possible that prior art of which we and the patent examiner were unaware during prosecution exists, which could render our patents invalid. Moreover, it is also possible that prior art may exist that we are aware of but do not believe is relevant to our current or future patents, but that could nevertheless be determined to render our patents invalid.

Competing drugs may also be sold in other countries in which our patent coverage might not exist or be as strong. If we lose a foreign patent lawsuit, alleging our infringement of a competitor’s patents, we could be prevented from marketing our drugs in one or more foreign countries. Any of these outcomes would have a materially adverse effect on our business.

In addition, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Furthermore, adverse results on United States patents may affect related patents in our global portfolio. The adverse result could also put related pending patent applications at risk of not issuing. Additionally, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

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

We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating or from successfully challenging our intellectual property rights. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position may be harmed.

In addition to the protection afforded by patents, we rely upon unpatented trade secret protection, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. With respect to the building of our proprietary compound library, we consider trade secrets and know-how to be our primary intellectual property. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our collaborators, scientific advisors, employees and consultants, and invention assignment agreements with our consultants and employees. We may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements, however, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. Enforcing a claim that a third party illegally obtained and is using our trade secrets, like patent litigation, is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets.

Our trade secrets could otherwise become known or be independently discovered by our competitors. Competitors could purchase our drug candidates and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If our trade secrets are not adequately protected so as to protect our market against competitors’ drugs, our competitive position could be adversely affected, as could our business.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.

We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of former employers or competitors. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our drug candidates, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate such technologies or features would have a material adverse effect on our business, and may prevent us from successfully commercializing our drug candidates. In addition, we may lose valuable intellectual property rights or personnel as a result of such claims. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our drug candidates, which would have an adverse effect on our business, results of operations and financial condition.

Risks Related to Employee Matters, Managing Growth and Other Risks Related to Our Business

If we fail to attract and keep key management and clinical development personnel, we may be unable to successfully develop or commercialize our product candidates.

We are highly dependent on the research and development, clinical, business development, financial and legal expertise of our senior management team as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreement with our chief executive officer and employment letters with our senior managers, each of our executive officers may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We expect to continue hiring qualified development personnel. Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will be critical to our success. The loss of the services of our chief executive officer or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize drugs. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified medical and scientific personnel. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our development objectives, our ability to raise additional capital, and our ability to implement our business strategy.

We will need to develop and expand our Company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

As of February 15, 2019, we had 105 full-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. Our management and medical and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. To accommodate growth, additional physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

Additionally, to help manage the expanding needs, we may utilize the services of outside vendors or consultants to perform tasks including clinical trial management, statistics and analysis, regulatory affairs, formulation development, chemistry, manufacturing, controls, and other pharmaceutical development functions. Our growth strategy may also entail expanding our group of contractors or consultants to implement these tasks going forward. Because we rely on a substantial number of consultants, effectively outsourcing many key functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our product candidates or otherwise advance its business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may be unable to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including, weakened demand for our drug candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services.

Following its June 23, 2016 vote to leave the European Union, on March 29, 2017, the United Kingdom invoked Article 50 of the Lisbon Treaty and formally began the process of exiting the European Union. Although Brexit has already and may continue to adversely affect European and/or worldwide economic or market, political or regulatory conditions and may contribute to instability in the global financial markets, political institutions and regulatory agencies, the resulting immediate changes in foreign currency exchange rates have had a limited overall impact due to natural hedging. The long-term impact of Brexit, including on our business and our industry, will depend on the terms that are negotiated in relation to the United Kingdom’s future relationship with the European Union, and we are closely monitoring the Brexit developments in order to determine, quantify and proactively address changes as they become clear. Despite the Brexit developments, we do not expect macroeconomic conditions to have a significant impact on our liquidity needs, financial condition or results of operations.

We or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

                Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business.

Our internal computer systems, or those of our third-party CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our drug candidates’ development programs.

Despite the implementation of security measures, our internal computer systems and those of our third-party CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for our drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or drug candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our drug candidates could be delayed.

Our employees, principal investigators, CROs and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading, which could have a material adverse effect on our business.

We are exposed to the risk that our employees, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our pre-clinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of ethics applicable to all of our employees, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. In addition, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

We may acquire businesses or drugs, or form strategic alliances, in the future, and we may not realize the benefits of such acquisitions.

We may acquire additional businesses or drugs, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new drugs resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction.

We may be subject to adverse legislative or regulatory tax changes that could negatively impact our financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made and changes are likely to continue to occur in the future. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders’, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability.

On December 22, 2017, the Tax Cuts and Jobs Act, or TCJA, was enacted. The TCJA significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards and allows for the expensing of capital expenditures. Our net deferred tax assets and liabilities were revalued as of December 31, 2017 at the newly enacted U.S. corporate rate, and the impact was recognized in our tax expense in the year of enactment but was offset by a corresponding reduction to the valuation allowance. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform is uncertain and could be adverse.

Our tax position could be affected by recent changes in United States federal income tax laws.

On December 22, 2017, legislation commonly referred to as the “Tax Cuts and Jobs Act” was signed into law and is generally effective after December 31, 2017. The Tax Cuts and Jobs Act makes significant changes to the United States federal income tax rules for taxation of individuals and business entities. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. For corporations, the Tax Cuts and Jobs Act reduces the top corporate income tax rate to 21% and repeals the corporate alternative minimum tax, limits the deduction for net interest expense, limits the deduction for net operating losses and eliminates net operating loss carrybacks, modifies or repeals many business deductions and credits, shifts the United States toward a more territorial tax system, and imposes new taxes to combat erosion of the United States federal income tax base. The Tax Cuts and Jobs Act makes numerous other large and small changes to the federal income tax rules that may affect potential investors and may directly or indirectly affect us. We continue to examine the impact this tax reform legislation may have on our business. However, the effect of the Tax Cuts and Jobs Act on us, whether adverse or favorable, is uncertain, and may not become evident for some period of time. This document does not discuss such legislation or the manner in which it might affect us or purchasers of our common stock. Prospective investors are urged to consult with their legal and tax advisors with respect to the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals, and their potential effects on them based on their unique circumstances.

Risks Related to Our Common Stock and Being a Publicly-Traded Company

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
●
changes in financial estimates by securities analysts; and
●
sales of our common stock by us.

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

Our executive officers, directors, principal stockholders and their affiliates maintain the ability to exercise significant influence over our company and all matters submitted to stockholders for approval.

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own shares of common stock representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

●
delaying, deferring or preventing a change of control of us;
●
impeding a merger, consolidation, takeover or other business combination involving us; or
●
discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be the sole source of gain for our stockholders.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, under the Loan Agreement, we are currently restricted from paying cash dividends, and we expect these restrictions to continue in the future. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

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

An active trading market for our common stock may not be sustained, and investors may not be able to resell their shares at or above the price they paid.

Although we have listed our common stock on The Nasdaq Global Select Market, an active trading market for our shares may not be sustained. In the absence of an active trading market for our common stock, investors may not be able to sell their common stock at or above the price at which they acquired their shares or at the time that they would like to sell. An inactive trading market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

If equity research analysts do not publish research or reports about our business or if they publish negative evaluations of or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us or our business. We do not control these analysts. We may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our common stock, the price of our common stock could decline. If one or more of these analysts cease to cover our common stock, we could lose visibility in the market for our common stock, which in turn could cause our common stock price to decline.

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

Volatility in the price of our common stock may subject us to securities litigation, which could cause us to incur substantial costs and divert management's attention, financial resources and other company assets.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years.  In addition, we and certain of our executive officers have been named as defendants in a securities class action and derivative lawsuits captioned Randall Reinmann v. TG Therapeutics Inc., and Michael S. Weiss, Case No. 1:18-cv-09104-KPF and Thessalus Capital v. Weiss, et al., 1:18-cv-11918-KPF.  These lawsuits and any future lawsuits to which we may become a party are subject to inherent uncertainties and will likely be expensive and time-consuming to investigate, defend and resolve, and will divert our management's attention and financial and other resources. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of these and other suits, and we may not prevail. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle this or other lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, results of operations or stock price.  See Item 3. “Legal Proceedings” below for additional information regarding the securities class action and derivative lawsuits.

Future sales of our common stock, including by us or our directors and executive officers or shares issued upon the exercise of currently outstanding options, could cause our stock price to decline.

A substantial portion of our outstanding common stock can be traded without restriction at any time. In addition, a portion of our outstanding common stock is currently restricted as a result of federal securities laws, but can be sold at any time subject to applicable volume limitations. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, by us or others, could reduce the market price of our common stock or impair our ability to raise adequate capital through the sale of additional equity securities. In addition, we have a significant number of shares that are subject to outstanding options. The exercise of these options and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We cannot predict the number, timing or size of future issuances or the effect, if any, that any future issuances may have on the market price for our common stock.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2017, we had federal net operating loss carryforwards of approximately $288.6 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. In addition, pursuant to the TCJA, we may not use net operating loss carry-forwards to reduce our taxable income in any year by more than 80%, and we may not carry back any net operating losses to prior years. These new rules apply regardless of the occurrence of an ownership change.

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

ITEM 3. LEGAL PROCEEDINGS.

In October 2018, a purported securities class action complaint was filed in the U.S. District Court for the Southern District of New York (the “Southern District”) against the Company and one of its officers on behalf of all shareholders who purchased or otherwise acquired TG Therapeutics common stock between June 4, 2018 and September 25, 2018 (the “Class Period”). The case is captioned Randall Reinmann v. TG Therapeutics Inc., and Michael S. Weiss, Case No. 1:18-cv-09104-KPF. The complaint alleges that, throughout the Class Period, the Company made false and/or misleading statements and/or failed to disclose various facts and circumstances regarding its UNITY-CLL study allegedly in violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  In December 2018, the Southern District appointed Co-Lead Plaintiffs to represent the putative class, and approved their selection of Lead Counsel.  On March 1, 2019, Co-Lead Plaintiffs filed a notice with the Southern District seeking to voluntarily dismiss the action in its entirety without prejudice.

In addition, on December 18, 2018, a related shareholder derivative litigation was filed in the Southern District against the Company’s directors and one of its officers in litigation captioned Thessalus Capital v. Weiss, et al., 1:18-cv-11918-KPF. The Company is named only as a nominal defendant. The suit alleges that the officer and directors breached their fiduciary duties to the Company, wasted corporate assets, and violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with the Company’s alleged failure to disclose various facts and circumstances regarding its UNITY-CLL study.  The plaintiff asserts that the alleged disclosure violations concerning the Company’s UNITY-CLL study have caused the Company to incur losses, including defense costs, and further alleges that the named officer and directors received excessive compensation.

 ITEM 4. MINE SAFETY DISCLOSURES.

                None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Nasdaq Capital Market and trades under the symbol “TGTX”.

 Holders

The number of record holders of our common stock as of February 14, 2019 was 239.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2018, regarding the securities authorized for issuance under our equity compensation plan, the TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan.

 Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)

Equity compensation plans approved by security holders	1,916,900	$6.50	3,216,213
Equity compensation plans not approved by security holders	--	--	--
Total	1,916,900	$6.50	3,216,213

For information about all of our equity compensation plans see Note 5 to our Consolidated Financial Statements included in this report.

COMMON STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock for the period from December 31, 2011(1) through December 31, 2018, with the cumulative total return over such period on (i) the U.S. Index of The Nasdaq Stock Market and (ii) the Biotechnology Index of The Nasdaq Stock Market. The graph assumes an investment of $100 on December 31, 2011, in our common stock (at the adjusted closing market price) and in each of the indices listed above, and assumes the reinvestment of all dividends. Measurement points are December 31 of each year.

(1) In connection with the Company having entered into and consummated an exchange transaction agreement (the “Exchange Transaction”) with Opus Point Partners, LLC (“Opus”) and TG Biologics, Inc. (formerly known as TG Therapeutics, Inc.) (“TG Bio”), we used the start date of December 31, 2011 to be in agreement with this transaction.

                 * $100 invested on December 31, 2011 in stock or index, including reinvestment of dividends. Fiscal Years ending December 31.

ITEM 6. SELECTED FINANCIAL DATA.

The following Statement of Operations data for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, and Balance Sheet Data as of December 31, 2018, 2017, 2016, 2015 and 2014, as set forth below are derived from our audited consolidated financial statements. This financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

(in thousands)
	Years ended December 31,
	2018	2017	2016	2015	2014

License revenue	$152	$152	$152	$152	$152

Costs and expenses:
Research and development:
Noncash stock expense associated with in-licensing agreements	4,000	--	--	--	5,350
Noncash compensation	5,598	5,647	2,742	4,261	8,731
Other research and development	149,793	96,886	66,490	43,446	26,005
Total research and development	159,391	102,533	69,232	47,707	40,086

General and administrative:
Noncash compensation	7,288	10,298	4,767	11,436	12,374
Other general and administrative	7,873	6,033	5,122	4,189	3,413
Total general and administrative	15,161	16,331	9,889	15,625	15,787

Total costs and expenses	174,552	118,864	79,121	63,332	55,873

Operating loss	(174,400)	(118,712)	(78,969)	(63,180)	(55,721)

Other (income) expense:
Interest income	(857)	(295)	(323)	(174)	(55)
Other (income) expense	(61)	59	(393)	(57)	115
Total other (income) expense, net	(918)	(236)	(716)	(231)	60

Net loss	$(173,482)	$(118,476)	$(78,253)	$(62,949)	$(55,781)

Basic and diluted net loss per common share	$(2.30)	$(1.91)	$(1.60)	$(1.38)	$(1.64)

Balance Sheet Information:

	December 31,
(in thousands)	2018	2017	2016	2015	2014
Cash, cash equivalents, investment securities and interest receivable	$68,901	$84,825	$44,969	$102,417	$78,861
Total assets	83,616	97,381	54,782	113,473	86,747
Accumulated deficit	(528,345)	(354,863)	(236,387)	(158,134)	(95,185)
Total equity	24,036	66,993	35,868	101,573	80,102

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

Overview

We are a biopharmaceutical company dedicated to developing and delivering medicines for patients with B-cell mediated diseases, including Chronic Lymphocytic Leukemia (CLL), non-Hodgkin’s Lymphoma (NHL) and Multiple Sclerosis (MS). We have developed a robust B-cell directed research and development (R&D) platform for identification of key B-cell pathways of interest and rapid clinical testing. Currently, we have five B-cell targeted drug candidates in clinical development, with the lead two therapies, ublituximab (TG-1101) and umbralisib (TGR-1202), in pivotal trials for CLL, NHL and MS. Ublituximab is a novel anti-CD20 monoclonal antibody (mAb) that has been glycoengineered for enhanced potency over first generation antibodies. Umbralisib is an oral, once daily inhibitor of PI3K delta. Umbralisib also uniquely inhibits CK1-epsilon, which may allow it to overcome certain tolerability issues associated with first generation PI3K delta inhibitors. When used together in combination therapy, ublituximab and umbralisib are referred to as ("U2"), or "1303". Additionally, in early clinical development we have an anti-PD-L1 monoclonal antibody referred to as TG-1501, an oral Bruton’s Tyrosine Kinase (“BTK”) inhibitor referred to as TG-1701, and an anti-CD47/CD19 bispecific antibody referred to as TG-1801.

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

Our research and development expenses consist primarily of expenses related to in-licensing of new product candidates, fees paid to consultants and outside service providers for clinical and laboratory development, facilities-related and other expenses relating to the design, development, manufacture, testing and enhancement of our drug candidates and technologies. We expense our research and development costs as they are incurred. Research and development expenses for the years ended December 31, 2018, 2017 and 2016 were approximately $153.8 million, $96.9 million and $66.5 million, respectively, excluding non-cash compensation expenses related to research and development.

The following table sets forth the research and development expenses per project, exclusive of non-cash compensation expenses, for the periods presented.

(in thousands)	2018	2017	2016
Ublituximab	$105,429	$62,441	$40,840
Umbralisib	42,852	31,964	21,394
Early Clinical Pipeline & Pre-Clinical	5,512	2,481	4,256
Total	$153,793	$96,886	$66,490

Our general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities and facilities-related expenses.

Our results of operations include non-cash compensation expenses as a result of the grants of restricted stock. Compensation expense for awards of restricted stock granted to employees and directors represents the fair value of the award recorded over the respective vesting periods of the individual awards. The expense is included in the respective categories of expense in the condensed consolidated statements of operations. We expect to continue to incur significant non-cash compensation expenses.

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

Our clinical trials will be lengthy and expensive. Even if these trials show that our drug candidates are effective in treating certain indications, there is no guarantee that we will be able to record commercial sales of any of our drug candidates in the near future, or at all. In addition, we expect losses to continue as we fund in-licensing and development of new drug candidates. As we further our development efforts, we may enter into additional third-party collaborative agreements and incur additional expenses, such as licensing fees and milestone payments. In addition, we may need to establish a commercial infrastructure required to manufacture, market and sell our drug candidates following approval, if any, by the FDA or a foreign health authority, which would result in incurring additional expenses. As a result, our quarterly results may fluctuate and a quarter-by-quarter comparison of our operating results may not be a meaningful indication of our future performance.

RESULTS OF OPERATIONS

Years Ended December 31, 2018, 2017 and 2016

	Years Ended December 31,
(in thousands)	2018	2017	2016

License revenue	$152	$152	$152

Costs and expenses:
Research and development:
Non-cash stock expense associated with in-licensing agreements	4,000	--	--
Noncash compensation	5,598	5,647	2,742
Other research and development	149,793	96,886	66,490
Total research and development	159,391	102,533	69,232

General and administrative:
Noncash compensation	7,288	10,298	4,767
Other general and administrative	7,873	6,033	5,122
Total general and administrative	15,161	16,331	9,889

Total costs and expenses	174,552	118,864	79,121

Operating loss	(174,400)	(118,712)	(78,969)

Other income, net	(918)	(236)	(716)

Net loss	$(173,482)	$(118,476)	$(78,253)

Years Ended December 31, 2018 and 2017

License Revenue. License revenue was approximately $152,000 for each of the years ended December 31, 2018 and 2017. License revenue is related to the amortization of an upfront payment of $2.0 million associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Stock Expense Associated with In-Licensing Agreement (Research and Development). Noncash stock expense associated with in-licensing agreement (research and development) amounted to $4.0 million for the year ended December 31, 2018, as compared to zero during the comparable period in 2017. The expense during the year ended December 31, 2018 was recorded in conjunction with the 333,868 total shares of common stock issued to Novimmune and Jiangsu Hengrui as upfront payments for the licenses to the CD47/CD19 and BTK programs, respectively.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants remained consistent between the two periods totaling $5.6 million for both years ended December 31, 2018 and 2017.

Other Research and Development Expenses. Other research and development expenses increased by $52.9 million from $96.9 million for the year ended December 31, 2017 to $149.8 million for the year ended December 31, 2018. The increase in R&D expense is primarily attributable to ongoing late-stage clinical development programs and related manufacturing costs for ublituximab and umbralisib during the year ended December 31, 2018. We expect our other research and development costs to decrease modestly during 2019.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants decreased by $3.0 million from $10.3 million for the year ended December 31, 2017 to $7.3 million during the year ended December 31, 2018. The decrease in noncash compensation expense was primarily related to a decrease in the measurement date fair value of certain consultant restricted stock during the year ended December 31, 2018 and greater compensation expense during the year ended December 31, 2017 related to restricted stock granted to executive personnel.

Other General and Administrative Expenses. Other general and administrative expenses increased by $1.9 million from $6.0 million for the year ended December 31, 2017 to $7.9 million for the year ended December 31, 2018. The increase was due primarily to increased personnel and other general and administrative costs. We expect our other general and administrative expenses to remain relatively consistent during 2019.

Other Expense (Income), Net. Other income increased by $0.7 million from $0.2 million for the year ended December 31, 2017 to $0.9 million for the year ended December 31, 2018. The increase is mainly due to an increase in interest income during 2018.

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

Other Research and Development Expenses. Other research and development expenses increased by $30.4 million from $66.5 million for the year ended December 31, 2016 to $96.9 million for the year ended December 31, 2017. The increase in other research and development expenses was due primarily to new and ongoing clinical development programs and related manufacturing costs for ublituximab and umbralisib during the year ended December 31, 2017.

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

Other Expense (Income), Net. Other income decreased by $0.5 million from $0.7 million for the year ended December 31, 2016 to $0.2 million for the year ended December 31, 2017. The decrease is mainly due to a decrease in interest income during 2017, as well as to the receipt of a New York City biotechnology tax credit of approximately $0.3 million for the year ended December 31, 2016.

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

As of December 31, 2018, we had $68.9 million in cash and cash equivalents, investment securities, and interest receivable. Subsequent to the year ended December 31, 2018, we entered into a term loan facility of up to $60.0 million (“Term Loan”) with Hercules Capital, Inc., (“Hercules”). The Term Loan is governed by a loan and security agreement, dated February 28, 2019 (the “Loan Agreement”), which provides for up to four separate advances. The first advance of $30.0 million was drawn on the closing date of February 28, 2019 (the “Closing Date”) (see Note 14 to the consolidated financial statemetns and "Debt Financings" for further information). In addition, on March 1, 2019, we announced the pricing of a public offering of 4,100,000 shares of our common stock (plus a 30-day underwriter overallotment option to purchase up to an additional 615,000 shares of common stock), with expected gross proceeds to the Company of $25.2 million, less underwriting discounts and commissions. The offering is expected to close on March 5, 2019.

We anticipate that our cash and cash equivalents as of December 31, 2018 combined with the additional capital being raised in the first quarter of 2019 will be sufficient to fund the Company’s planned operations into mid 2020. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Cash used in operating activities for the year ended December 31, 2018 was $128.9 million as compared to $93.8 million for the year ended December 31, 2017. The increase in cash used in operating activities was due primarily to increased expenditures associated with our clinical development programs for ublituximab and umbralisib.

For the year ended December 31, 2018, net cash provided by investing activities was $1.2 million as compared to cash used in investing activities of $8.2 million for the year ended December 31, 2017. The increase in net cash provided by investing activities was primarily due to greater proceeds from the sale of short-term securities during the year ended December 31, 2018.

For the year ended December 31, 2018, net cash provided by financing activities of $113.6 million related primarily to proceeds from the issuance of common stock as part of our ATM program.

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

In December 2014, we filed a shelf registration statement on Form S-3 (the "2015 S-3"), which was declared effective in January 2015. Under the 2015 S-3, the Company may sell up to a total of $250 million of its securities. In connection with the 2015 S-3, we amended our 2013 At-the-Market Issuance Sales Agreement (the "2015 ATM") with MLV & Co. LLC (“MLV”) such that we may issue and sell additional shares of our common stock, having an aggregate offering price of up to $175.0 million, from time to time through MLV and FBR Capital Markets & Co. ("FBR", each of MLV and FBR individually an "Agent" and collectively the "Agents"), acting as the sales agents. Under the 2015 ATM we pay the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the Agents.

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

During the year ended December 31, 2018, we sold a total of 9,025,222 shares of common stock under the 2017 ATM for aggregate total gross proceeds of approximately $115.8 million at an average selling price of $12.83 per share, resulting in net proceeds of approximately $113.7 million after deducting commissions and other transactions costs.

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

On March 1, 2019, we announced the pricing of a public offering of 4,100,000 shares of our common stock (plus a 30-day underwriter overallotment option to purchase up to an additional 615,000 shares of common stock) with expected gross proceeds to the Company of $25.2 million, less underwriting discounts and commissions. The shares were sold under a shelf registration statement Form S-3 (File No. 333-218293) that was previously filed and declared effective by the SEC in June 2017. The offering is expected to close on March 5, 2019.

Debt Financings

 On February 28, 2019 (the “Closing Date”), the Company (“Borrower”) entered into a term loan facility of up to $60.0 million (“Term Loan”) with Hercules Capital, Inc., (“Hercules”), the proceeds of which will be used for its ongoing research and development programs and for general corporate purposes. The Term Loan is governed by a loan and security agreement, dated February 28, 2019 (the “Loan Agreement”), which provides for up to four separate advances. The first advance of $30.0 million was drawn on the Closing Date. Two additional advances of $10.0 million may be drawn at the Borrower’s option but subject to the clinical trial milestones, and the fourth advance of $10.0 million, available in minimum increments of $5.0 million, is available through December 15, 2020 subject to the approval of Hercules’ investment committee.

 The Term Loan will mature on March 1, 2022 (the “Loan Maturity Date”). Each advance accrues interest at a per annum rate of interest equal to the greater of either (i) the “prime rate” as reported in The Wall Street Journal plus 4.75%, and (ii) 10.25%. The Term Loan provides for interest-only payments until October 1, 2020. The interest-only period may be extended to April 1, 2021 if the Borrower, on or before September 30, 2020, achieves either the third milestone or the Company has raised at least an amount equal to $150.0 million in unrestricted net cash proceeds from one or more equity financings, subordinated indebtedness and/or upfront proceeds from business development transactions permitted under the Loan Agreement, in each case after February 7, 2019, and prior to September 30, 2020. Thereafter, amortization payments will be payable monthly in eighteen installments (or, if the period requiring interest-only payments has been extended to April 1, 2021, in twelve installments) of principal and interest (subject to recalculation upon a change in prime rates). At its option upon seven business days’ prior written notice to Hercules, the Company may prepay all or any portion greater than or equal to $5.0 million of the outstanding advances by paying the entire principal balance (or portion thereof), all accrued and unpaid interest, subject to a prepayment charge of 3.0%, if such advance is prepaid in any of the first twelve months following the Closing Date, 1.5%, if such advance is prepaid after twelve months following the Closing Date but on or prior to twenty-four months following the Closing Date, and 0% thereafter. In addition, a final payment equal to 3.5% of the aggregate principal amount of the loan extended by Hercules is due on the maturity date. Amounts outstanding during an event of default shall be payable on demand and shall accrue interest at an additional rate of 4.0% per annum of the past due amount outstanding.

  The Term Loan is secured by a lien on substantially all of the assets of the Borrower, other than intellectual property and contains customary covenants and representations, including a liquidity covenant, financial reporting covenant and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries.

The events of default under the Loan Agreement include, without limitation, and subject to customary grace periods, (1) the Borrower’s failure to make any payments of principal or interest under the Loan Agreement, promissory notes or other loan documents, (2) the Borrower’s breach or default in the performance of any covenant under the Loan Agreement, (3) the occurrence of a material adverse effect, (4) the Borrower making a false or misleading representation or warranty in any material respect, (5) the Borrower’s insolvency or bankruptcy, (6) certain attachments or judgments on the Borrower’s assets, or (7) the occurrence of any material default under certain agreements or obligations of the Borrower involving indebtedness in excess of $750,000. If an event of default occurs, Hercules is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement.

The Loan Agreement also contains warrant coverage of 2% of the total amount funded. A warrant (the “Warrant") was issued by Borrower to Hercules to purchase 147,058 shares of common stock with an exercise price of $4.08. The Warrant shall be exercisable for seven years from the date of issuance. Hercules may exercise the Warrant either by (a) cash or check or (b) through a net issuance conversion. The shares will be registered and freely tradeable within six months of issuance.

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

OBLIGATIONS AND COMMITMENTS

As of December 31, 2018, we have known contractual obligations, commitments and contingencies of $35.4 million related to our long-term liabilities and operating lease obligations.

Payment due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations
Operating leases	$16,996	$1,362	$2,701	$2,742	$10,191
Contract manufacturer	18,350	--	18,350	--	--
Total	$35,346	$1,362	$21,051	$2,742	$10,191

Contract Manufacturer

 In 2018, we entered into an agreement with a contract manufacturer for the clinical and potential commercial supply of one of our product candidates. As part of this agreement, the contract manufacturer has agreed to defer payment of certain costs and expenses under the agreement in exchange for the payment of an administrative fee. As of December 31, 2018, we have incurred costs related to this agreement of approximately $18.4 million. All costs incurred in 2018 are to be billed in 2019 and are due in 2020. We will incur an administrative fee of six percent (6%) per year starting from the date of invoice issuance. No payments have been made to the contract manufacturer as of December 31, 2018 and accordingly the entire amount has been classified as long term liabilities included in our consolidated balance sheet.

Leases

In October 2014, we entered into an agreement (the “Office Agreement”) with FBIO, to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO, which is now our corporate headquarters. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.2 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. During the years ended December 31, 2018 and 2017, we recorded rent expense of approximately $1.4 million and $1.2 million, respectively, and at December 31, 2018, have deferred rent of approximately $1.5 million. Mr. Weiss, our Executive Chairman and CEO, is also Executive Vice Chairman of FBIO.

               During the year ended December 31, 2018, we agreed to pay FBIO $0.1 million for our portion of the build out costs, which have been allocated to us at the 45% rate mentioned above. The allocated build-out costs have been recorded in leasehold interest and will be amortized over the 15-year term of the Office Agreement. After an initial commitment period of the 45% rate for a period of three (3) years, we and FBIO will determine actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. Also in connection with this lease, we pledged $1.2 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying consolidated balance sheets.

Total rental expense was approximately $1.4 million, $1.4 million and $1.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Future minimum lease commitments as of December 31, 2018 total, in the aggregate, approximately $17.0 million through December 31, 2031. The preceding table shows future minimum lease commitments, which include our office leases in New York, North Carolina and Tennessee by period as of December 31, 2018.

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

Revenue Recognition. Effective January 1, 2018, the Company began recognizing revenue under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method. The impact of adopting the new revenue standard was not material to our consolidated financial statements and there was no adjustment to beginning retained earnings on January 1, 2018. The core principle of this new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●
Step 1: Identify the contract with the customer

●
Step 2: Identify the performance obligations in the contract

●
Step 3: Determine the transaction price

●
Step 4: Allocate the transaction price to the performance obligations in the contract

●
Step 5: Recognize revenue when the company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

●
The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct).

●
The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties (for example, some sales taxes). The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

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

ASU 2018-11 provides an entity with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with ASC 840, Leases. An entity that elects this additional (and optional) transition method must provide the required ASC 840 disclosures for all periods that continue to be in accordance with ASC 840. The amendments do not change the existing disclosure requirements in ASC 840.

ASU 2018-11 is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with earlier adoption permitted. The Company adopted ASU 2018-11 on January 1, 2019 using a modified retrospective method and will not restate comparative periods. We elected the package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification and our assessment on whether a contract is or contains a lease. The adoption of this guidance resulted in the addition of material balances of right of use assets and lease liabilities to our consolidated balance sheets at January 1, 2019, primarily relating to our lease of office space (see Note 9). We do not currently expect a material impact to our consolidated statements of operations as a result of this standard.

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

ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted ASU 2018-07 on January 1, 2019. The adoption of ASU 2018-07 did not have a material effect on our consolidated financial statements as of January 1, 2019. The adoption of ASU 2018-07 had no impact on nonemployee performance awards as they are measured based on the outcome that is probable.

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

              ASU 2017-09 is effective for annual and interim periods beginning on or after December 15, 2017. Early adoption is permitted for public business entities for reporting periods for which financial statements have not yet been issued, and all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments should be applied prospectively to an award modified on or after the adoption date. The Company adopted ASU 2017-09 on January 1, 2018. The adoption of ASU 2017-09 did not have a material effect on our consolidated financial statements as of and for the year ended December 31, 2018.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows – Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period for the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 does not provide a definition of restricted cash or restricted cash equivalents, and does not change the balance sheet presentation for such items. The Company adopted ASU 2016-18 on January 1, 2018. The adoption of ASU 2016-18 did not have a material effect on our consolidated financial statements as of December 31, 2018.

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

ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. The standard allows for two transition methods - full retrospective, in which the standard is applied to each prior reporting period presented, or modified retrospective, in which the cumulative effect of initially applying the standard is recognized at the date of initial adoption. The Company adopted ASU 2014-09 on January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material effect on our consolidated financial statements as of December 31, 2018.

Other pronouncements issued by the FASB or other authoritative accounting standards group with future effective dates are either not applicable or not significant to our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We currently invest in government and investment-grade corporate debt in accordance with our investment policy, which we may change from time to time. The securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of December 31, 2018, our portfolio of financial instruments consists of cash equivalents and short-term interest bearing securities, including government debt and money market funds. The average duration of all of our held-to-maturity investments held as of December 31, 2018, was less than 12 months. Due to the relative short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the notes thereto, included in Part IV, Item 15(a), part 1, are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2018, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive and Chief Financial Officers concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO Framework. Our management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2018 was audited by CohnReznick LLP, our independent registered public accounting firm, as stated in their report appearing below, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2018.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of TG Therapeutics, Inc.

 Opinion on Internal Control over Financial Reporting

We have audited TG Therapeutics, Inc. (the Company’s) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United Stated) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows of the Company as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018 and our report dated March 1, 2019, expressed an unqualified opinion.

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
March 1, 2019

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

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

10.20
License Agreement between TG Therapeutics, Inc. and Jiangsu Hengrui Medicine Co., dated January 8, 2018 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 2017). *

10.21
Joint Venture and License Option Agreement by and between TG Therapeutics, Inc. and Novimmune S.A., dated June 18, 2018 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-Q for the quarter ended June 30, 2018). *

10.22	Master Services Agreement, effective February 21, 2018. # *

21.1	Subsidiaries of TG Therapeutics, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from TG Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements.

#            Filed Herewith.
†            Indicates management contract or compensatory plan or arrangement.
*            Confidential treatment has been requested with respect to omitted portions of this exhibit.

TG Therapeutics, Inc.
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
TG Therapeutics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TG Therapeutics, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2019, expressed an unqualified opinion.

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

New York, New York
March 1, 2019

TG Therapeutics, Inc. and Subsidiaries
Consolidated Balance Sheets as of December 31
(in thousands, except share and per share amounts)

	2018	2017
Assets
Current assets:
Cash and cash equivalents	$41,958	$56,718
Short-term investment securities	26,848	27,999
Interest receivable	95	108
Prepaid research and development	9,691	8,056
Other current assets	439	437
Total current assets	79,031	93,318
Restricted cash	1,241	587
Leasehold interest, net	2,294	2,429
Equipment, net	251	248
Goodwill	799	799
Total assets	$83,616	$97,381

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$36,377	$25,877
Accrued compensation	2,258	1,800
Current portion of deferred revenue	152	152
Notes payable	67	128
Total current liabilities	38,854	27,957
Deferred rent	1,462	1,364
Deferred revenue, net of current portion	914	1,067
Long-term liabilities	18,350	--
Total liabilities	59,580	30,388
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share (10,000,000 shares authorized, none issued and outstanding as of December 31, 2018 and 2017)	--	--
Common stock, $0.001 par value per share (150,000,000 shares authorized, 83,911,855 and 73,181,750 shares issued, 83,870,546 and 73,140,441 shares outstanding at December 31, 2018 and 2017, respectively)	84	73
Additional paid-in capital	552,531	422,017
Treasury stock, at cost, 41,309 shares at December 31, 2018 and 2017	(234)	(234)
Accumulated deficit	(528,345)	(354,863)
Total stockholders’ equity	24,036	66,993
Total liabilities and stockholders’ equity	$83,616	$97,381

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Operations for the Years Ended December 31
(in thousands, except share and per share amounts)

	2018	2017	2016

License revenue	$152	$152	$152

Costs and expenses:
Research and development:
Non cash stock expense associated with in-licensing agreements	4,000	--	--
Noncash compensation	5,598	5,647	2,742
Other research and development	149,793	96,886	66,490
Total research and development	159,391	102,533	69,232

General and administrative:
Noncash compensation	7,288	10,298	4,767
Other general and administrative	7,873	6,033	5,122
Total general and administrative	15,161	16,331	9,889

Total costs and expenses	174,552	118,864	79,121

Operating loss	(174,400)	(118,712)	(78,969)

Other (income) expense:
Interest income	(857)	(295)	(323)
Other (income) expense	(61)	59	(393)
Total other income, net	(918)	(236)	(716)

Net loss	$(173,482)	$(118,476)	$(78,253)

Basic and diluted net loss per common share	$(2.30)	$(1.91)	$(1.60)

Weighted average shares used in computing basic and diluted net loss per common share	75,466,813	62,069,570	49,041,354

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016
(in thousands, except share amounts)

	Common Stock		Contingently issuable	Additional Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Shares	Capital	Shares	Amount	Deficit	Total
Balance at January 1, 2016	54,095,110	54	6	259,887	41,309	(234)	(158,134)	101,573
Issuance of common stock in connection with exercise of warrants	273,370	*		618				618
Issuance of common stock in connection with conversion of notes payable	3,710	*		33				33
Issuance of restricted stock	1,924,639	2		(2)				--
Forfeiture of restricted stock	(46,773)	*		*				--
Issuance of common stock in At-the-Market offering (net of offering costs of $0.1 million)	570,366	*		4,386				4,386
Compensation in respect of restricted stock granted to employees, directors and consultants				7,510				7,510
Adjustment to contingently issuable shares			(6)	*				--
Net loss							(78,253)	(78,253)
Balance at December 31, 2016	56,820,422	57	--	272,432	41,309	(234)	(236,387)	35,868
Issuance of common stock in connection with exercise of warrants	887,585	*		2,142				2,143
Issuance of restricted stock	1,836,511	2		(2)				--
Forfeiture of restricted stock	(53,875)			*				--
Issuance of common stock in public offering (net of offering costs of $3.6 million)	5,897,436	6		53,634				53,640
Issuance of common stock in At-the-Market offering (net of offering costs of $1.1 million)	7,793,671	8		77,865				77,873
Compensation in respect of restricted stock granted to employees, directors and consultants				15,945				15,945
Net loss							(118,476)	(118,476)
Balance at December 31, 2017	73,181,750	73	--	422,017	41,309	(234)	(354,863)	66,993
Issuance of restricted stock	1,562,211	2		(2)				--
Forfeiture of restricted stock	(191,196)	*		*				--
Issuance of common stock in At-the-Market offerings (net of offering costs of $2.0 million)	9,025,222	9		113,630				113,639
Compensation in respect of restricted stock granted to employees, directors and consultants				12,886				12,886
Shares issued in connection with in-licensing agreements	333,868	*		4,000				4,000
Net loss							(173,482)	(173,482)
Balance at December 31, 2018	83,911,855	$84	$--	$552,531	41,309	$(234)	$(528,345)	$24,036

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows for the Years Ended December 31
(in thousands)

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES

Consolidated net loss	$(173,482)	$(118,476)	$(78,253)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Gain on sale of long-term securities	--	--	(33)
Noncash stock compensation expense	12,886	15,945	7,510
Shares issued in connection with in-licensing agreement	4,000	--	--
Depreciation and amortization	88	82	63
Amortization of premium on investment securities	(119)	61	459
Change in fair value of notes payable and accrued interest	(61)	59	(110)
Changes in assets and liabilities:
(Increase) decrease in other current assets	(1,638)	(2,665)	3,565
Decrease (increase) in leasehold interest	135	125	(2,042)
Decrease (increase) in accrued interest receivable	14	(25)	102
Decrease (increase) in other assets	--	162	(5)
Increase in accounts payable and accrued expenses	10,957	11,020	6,493
Increase in other liabilities	18,350	--	--
Increase in deferred rent	97	104	816
Decrease in deferred revenue	(152)	(152)	(152)
Net cash used in operating activities	(128,925)	(93,760)	(61,587)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of short-term securities	32,500	19,800	29,500
Investment in held-to-maturity securities	(31,230)	(28,006)	(15,200)
Purchases of equipment	(90)	(2)	(344)
Proceeds from the sale of long-term securities	--	-	12,589
Net cash provided by (used in) investing activities	1,180	(8,208)	26,545

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock, net	113,639	131,516	4,411
Proceeds from the exercise of warrants	--	2,143	618
Deferred financing costs paid	--	--	(13)
Net cash provided by financing activities	113,639	133,659	5,016

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(14,106)	31,691	(30,026)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	57,305	25,614	55,640

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$43,199	$57,305	$25,614

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$41,958	$56,718	$25,031
Restricted cash	1,241	587	583
Total cash, cash equivalents and restricted cash	$43,199	$57,305	$25,614

NONCASH TRANSACTIONS
Reclassification of deferred financing costs to additional paid-in capital	$--	$(3)	$(25)
Conversion of convertible notes payable to common stock	$--	$--	$33

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

We are a biopharmaceutical company dedicated to developing and delivering medicines for patients with B-cell mediated diseases, including Chronic Lymphocytic Leukemia (CLL), non-Hodgkin’s Lymphoma (NHL) and Multiple Sclerosis (MS). We have developed a robust B-cell directed research and development (R&D) platform for identification of key B-cell pathways of interest and rapid clinical testing. Currently, we have five B-cell targeted drug candidates in clinical development, with the lead two therapies, ublituximab (TG-1101) and umbralisib (TGR-1202), in pivotal trials for CLL, NHL and MS. Ublituximab is a novel anti-CD20 monoclonal antibody (mAb) that has been glycoengineered for enhanced potency over first generation antibodies. Umbralisib is an oral, once daily inhibitor of PI3K delta. Umbralisib also uniquely inhibits CK1-epsilon, which may allow it to overcome certain tolerability issues associated with first generation PI3K delta inhibitors. When used together in combination therapy, ublituximab and umbralisib are referred to as ("U2"), or "1303". Additionally, in early clinical development we have an anti-PD-L1 monoclonal antibody referred to as TG-1501, an oral Bruton’s Tyrosine Kinase (“BTK”) inhibitor referred to as TG-1701, and an anti-CD47/CD19 bispecific antibody referred to as TG-1801.

We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred operating losses since our inception, and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of December 31, 2018, we have an accumulated deficit of $528.3 million.

Our major sources of cash have been proceeds from the private placement and public offering of equity securities, and in 2019 from our loan and security agreement executed with Hercules (See Note 14 for more information). We have not yet commercialized any of our drug candidates and cannot be sure if we will ever be able to do so. Even if we commercialize one or more of our drug candidates, we may not become profitable. Our ability to achieve profitability depends on many factors, including our ability to obtain regulatory approval for our drug candidates; successfully complete any post-approval regulatory obligations; and successfully commercialize our drug candidates alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

As of December 31, 2018, we had $68.9 million in cash and cash equivalents, investment securities, and interest receivable. The Company believes its cash, cash equivalents, investment securities, and interest receivable on hand as of December 31, 2018 combined with the additional capital being raised in the first quarter of 2019 and flexible vendor payment arrangements (see Notes 6 and 14) will be sufficient to fund the Company’s planned operations into mid 2020. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

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

ASU 2018-11 provides an entity with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with ASC 840, Leases. An entity that elects this additional (and optional) transition method must provide the required ASC 840 disclosures for all periods that continue to be in accordance with ASC 840. The amendments do not change the existing disclosure requirements in ASC 840.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

  ASU 2018-11 is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with earlier adoption permitted. The Company adopted ASU 2018-11 on January 1, 2019 using a modified retrospective method and will not restate comparative periods. We elected the package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification and our assessment on whether a contract is or contains a lease. The adoption of this guidance resulted in the addition of material balances of right of use assets and lease liabilities to our consolidated balance sheets at January 1, 2019, primarily relating to our lease of office space (see Note 9). We do not currently expect a material impact to our consolidated statements of operations as a result of this standard.

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

ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted ASU 2018-07 on January 1, 2019. The adoption of ASU 2018-07 did not have a material effect on our consolidated financial statements as of January 1, 2019. The adoption of ASU 2018-07 had no impact on nonemployee performance awards as they are measured based on the outcome that is probable.

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

ASU 2017-09 is effective for annual and interim periods beginning on or after December 15, 2017. Early adoption is permitted for public business entities for reporting periods for which financial statements have not yet been issued, and all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments should be applied prospectively to an award modified on or after the adoption date. The Company adopted ASU 2017-09 on January 1, 2018. The adoption of ASU 2017-09 did not have a material effect on our consolidated financial statements as of and for the year ended December 31, 2018.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows – Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period for the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 does not provide a definition of restricted cash or restricted cash equivalents, and does not change the balance sheet presentation for such items. The Company adopted ASU 2016-18 on January 1, 2018. The adoption of ASU 2016-18 did not have a material effect on our consolidated financial statements as of December 31, 2018.

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

ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. The standard allows for two transition methods - full retrospective, in which the standard is applied to each prior reporting period presented, or modified retrospective, in which the cumulative effect of initially applying the standard is recognized at the date of initial adoption.  The Company adopted ASU 2014-09 on January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material effect on our consolidated financial statements as of December 31, 2018.

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

RESTRICTED CASH

We record cash pledged or held in trust as restricted cash. As of December 31, 2018 and December 31, 2017, we have approximately $1.2 million and $0.6 million, respectively, of restricted cash pledged to secure a line of credit as a security deposit for an Office Agreement (see Note 9).

INVESTMENT SECURITIES

Investment securities at both December 31, 2018 and 2017 consist of short-term government securities. We classify these securities as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.

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

      TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
REVENUE RECOGNITION

Effective January 1, 2018, the Company began recognizing revenue under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method. The impact of adopting the new revenue standard was not material to our consolidated financial statements and there was no adjustment to beginning retained earnings on January 1, 2018. The core principle of this new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●
Step 1: Identify the contract with the customer

●
Step 2: Identify the performance obligations in the contract

●
Step 3: Determine the transaction price

●
Step 4: Allocate the transaction price to the performance obligations in the contract

●
Step 5: Recognize revenue when the company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

●
The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct).

●
The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties (for example, some sales taxes). The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

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

Prepaid research and development in our consolidated balance sheets includes, among other things, costs related to agreements with CRO’s, certain costs to third party service providers related to development and manufacturing services as well as clinical development. These agreements often require payments in advance of services performed or goods received. Accordingly, as of December 31, 2018 and December 31, 2017, we recorded approximately $9.7 million and $8.1 million, respectively, in prepaid research and development related to such advance agreements.

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per share of our common stock is calculated by dividing net loss applicable to the common stock by the weighted-average number of our common stock outstanding for the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because we incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented. The amounts of potentially dilutive securities excluded from the calculation were 6,528,932, 4,835,706 and 8,033,779 at December 31, 2018, 2017 and 2016, respectively. During the years ended December 31, 2018, 2017 and 2016 the Company incurred a net loss, therefore, all of the securities are antidilutive and excluded from the computation of diluted loss per share.

	December 31,
	2018	2017	2016
Unvested restricted stock	4,595,689	4,820,143	7,142,055
Options	1,916,900	--	--
Shares issuable upon note conversion	16,343	15,563	14,812
Warrants	--	--	876,912
Total	6,528,932	4,835,706	8,033,779

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

Goodwill is reviewed for impairment annually, or earlier when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. We will continue to perform impairment tests annually, at December 31, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. There was no impairment to goodwill as of December 31, 2018.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 2 – CASH AND CASH EQUIVALENTS

The following tables summarize our cash and cash equivalents at December 31, 2018 and 2017:

(in thousands)	December 31, 2018	December 31, 2017

Checking and bank deposits	$39,268	$55,682
Money market funds	2,690	1,036
Total	$41,958	$56,718

NOTE 3 – INVESTMENT SECURITIES

Our investments as of December 31, 2018 and 2017 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our investment securities at December 31, 2018 and 2017:

(in thousands)	December 31, 2018
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2019 and November 2019) (held-to-maturity)	$26,848	$2	$10	$26,840
Total short-term investment securities	$26,848	$2	$10	$26,840

	December 31, 2017
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2018 and November 2018) (held-to-maturity)	$27,999	$--	$35	$27,964
Total short-term investment securities	$27,999	$--	$35	$27,964

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

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2018 and 2017, the fair values of cash and cash equivalents, restricted cash, and notes and interest payable approximate their carrying value.

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

The cumulative liability including accrued and unpaid interest of the 5% Notes was approximately $18.4 million at December 31, 2018 and $17.5 million at December 31, 2017. No payments have been made on the 5% Notes as of December 31, 2018.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

As of December 31, 2013, as a result of expiring intellectual property rights and other factors, it was determined that net product cash flows from AST-726 were unlikely. As we have no other obligations under the 5% Notes aside from the net product cash flows and the conversion feature, the conversion feature was used to estimate the 5% Notes’ fair value as of December 31, 2018 and 2017. The assumptions, assessments and projections of future revenues are subject to uncertainties, difficult to predict, and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our consolidated financial statements.

The following tables provide the fair value measurements of applicable financial liabilities as of December 31, 2018 and 2017:

(in thousands)	Financial liabilities at fair value as of December 31, 2018
	Level 1	Level 2	Level 3	Total

5% Notes	$--	$--	$67	$67
Total	$--	$--	$67	$67

	Financial liabilities at fair value as of December 31, 2017
	Level 1	Level 2	Level 3	Total

5% Notes	$--	$--	$128	$128
Total	$--	$--	$128	$128

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes the changes in Level 3 instruments for the years ended December 31, 2017 and 2018:

(in thousands)
Balance at January 1, 2017	$69
Interest accrued on face value of 5% Notes	845
Conversion of 5% Notes	--
Change in fair value of Level 3 liabilities	(786)
Balance at December 31, 2017	128
Interest accrued on face value of 5% Notes	878
Conversion of 5% Notes	--
Change in fair value of Level 3 liabilities	(939)
Balance at December 31, 2018	$67

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

In December 2014, we filed a shelf registration statement on Form S-3 (the "2015 S-3"), which was declared effective in January 2015. Under the 2015 S-3, the Company may sell up to a total of $250 million of its securities. In connection with the 2015 S-3, we amended our 2013 At-the-Market Issuance Sales Agreement with MLV & Co, LLC (“MLV”) (the "2015 ATM") such that we may issue and sell additional shares of our common stock, having an aggregate offering price of up to $175.0 million, from time to time through MLV and FBR Capital Markets & Co. ("FBR", each of MLV and FBR individually an "Agent" and collectively the "Agents"), acting as the sales agents. Under the 2015 ATM we pay the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the Agents.

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

During the year ended December 31, 2018, we sold a total of 9,025,222 shares of common stock under the 2017 ATM for aggregate total gross proceeds of approximately $115.8 million at an average selling price of $12.83 per share, resulting in net proceeds of approximately $113.7 million after deducting commissions and other transactions costs.

The 2017 S-3 is currently our only active shelf registration statement. After deducting shares already sold, there is approximately $136.5 million of common stock that remains available for sale under the 2017 S-3 at December 31, 2018. We may offer the securities under the 2017 S-3 from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that the 2017 S-3 provides us with the flexibility to raise additional capital to finance our operations as needed.

Treasury Stock

As of December 31, 2018 and 2017, 41,309 shares of common stock are being held in Treasury, at a cost of approximately $234,000, representing the fair market value on the date the shares were surrendered to the Company to satisfy employee tax obligations.

Equity Incentive Plans

 The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (“2012 Incentive Plan”) was approved by stockholders in June 2018. Pursuant to this amendment, 6,000,000 shares were added to the 2012 Incentive Plan. As of December 31, 2018 and 2017, 1,916,900 and zero options, respectively, were outstanding and up to an additional 3,216,213 shares may be issued under the 2012 Incentive Plan.

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

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Stock Options

The estimated fair value of the options granted in the year ended December 31, 2018 was determined utilizing the Black-Scholes option-pricing model at the date of grant. The following table summarizes stock option activity for the years ended December 31, 2018 (there were no stock options granted during the years ended December 31, 2017 and 2016):

	Number of shares	Weighted- average exercise price	Weighted- average Contractual Term (in years)	Aggregate intrinsic value

Outstanding at December 31, 2017	--	--	--	$--
Granted	1,916,900	6.50
Exercised	--	--
Forfeited	--	--
Expired	--	--
Outstanding at December 31, 2018	1,916,900	6.50	9.75	--

Exercisable at December 31, 2018	--	--	--	$--

As of December 31, 2018, the stock options outstanding include options granted to both employees and non-employees which are both time-based and milestone-based that vest upon certain corporate milestones. Stock-based compensation will be recorded if and when a milestone occurs. No expense was recognized during the year ended December 31, 2018 for these stock options.

The fair value of the Company's option awards were estimated using the assumptions below:

Year Ended December 31, 2018
Volatility	192.76-296.71
Expected term (in years)	5.0-6.25
Risk-free rate	2.49-2.56%
Expected dividend yield	--%

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted share activity for the years ended December 31, 2018, 2017 and 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	7,359,915	$7.83
Granted	1,924,639	4.99
Vested	(595,726)	7.38
Forfeited	(46,773)	10.34
Outstanding at December 31, 2016	8,642,055	7.20
Granted	1,836,511	6.40
Vested	(4,103,048)	5.24
Forfeited	(53,875)	8.47
Outstanding at December 31, 2017	6,321,643	7.17
Granted	1,562,211	13.07
Vested	(1,596,966)	9.38
Forfeited	(191,196)	8.13
Outstanding at December 31, 2018	6,095,692	$8.07

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Total compensation expense associated with restricted stock grants was $12.9 million, $15.9 million and $7.5 million during the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there was approximately $7.6 million of total unrecognized compensation expense related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 1 year. This amount does not include, as of December 31, 2018, 1,128,011 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones; and 2,103,750 shares of restricted stock outstanding issued to non-employees. Milestone-based non cash compensation expense will be measured and recorded if and when a milestone becomes probable. The expense for non-employee shares is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date.

Warrants

The following table summarizes warrant activity for the years ended December 31, 2018, 2017 and 2016:

	Warrants	Weighted- average exercise price	Aggregate intrinsic value
Outstanding at January 1, 2016	1,186,749	$2.37	$11,341,452
Issued	--	--
Exercised	(273,370)	2.26
Expired	--	2.25
Outstanding at December 31, 2016	913,379	2.41	1,961,403
Issued	--	--
Exercised	(887,585)	2.41
Expired	(25,794)	--
Outstanding at December 31, 2017	--	$--	$--

There was no warrant activity during the year ended December 31, 2018.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 6 – LONG-TERM LIABILITIES AND NOTES PAYABLE

The following is a summary of notes payable and long term liabilities:

 (in thousands)
	December 31, 2018			December 31, 2017
	Current portion, net	Non-current portion, net	Total	Current portion, net	Non-current portion, net	Total
Convertible 5% Notes Payable	$67	$--	$67	$128	$--	$128
Long term liabilities	--	18,350	18,350	128	--	128
Totals	$67	$18,350	$18,417	$128	$--	$128

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

The cumulative liability including accrued and unpaid interest of these notes was approximately $18.4 million at December 31, 2018 and $17.5 million at December 31, 2017. No payments have been made on the 5% Notes as of December 31, 2018.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments (see Note 4 for further details).

Long-Term Liabilities

In 2018, we entered into an agreement with a contract manufacturer for the clinical and potential commercial supply of one of our product candidates. As part of this agreement, the contract manufacturer has agreed to defer payment of certain costs and expenses under the agreement in exchange for the payment of an administrative fee. As of December 31, 2018, we have incurred costs related to this agreement of approximately $18.4 million, which includes both service fees and raw material costs. All costs incurred in 2018 are to be invoiced in 2019 and are due in 2020. We will incur an administrative fee of six percent (6%) per year starting from the date of invoice issuance. No payments have been made to the contract manufacturer as of December 31, 2018 and accordingly the entire amount has been classified as long-term liabilities included in our consolidated balance sheet.

NOTE 7 – INCOME TAXES

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and the overall prospects of our business. Based upon management's assessment of all available evidence, we believe that it is more-likely-than-not that the deferred tax assets will not be realizable, and therefore, a valuation allowance has been established. The valuation allowance for deferred tax assets was approximately $142,947,000 and $99,713,000 as of December 31, 2018 and 2017, respectively.

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other things, the Act reduced our corporate federal tax rate from 34% to 21% effective January 1, 2018. As a result, we were required to re-measure, through income tax expense, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The re-measurement of our net deferred tax asset would have resulted in additional income tax expense of $51,767,584 as of December 31, 2017; however, with full valuation allowance in place, the expense was reversed through a corresponding adjustment to the valuation allowance, resulting in no impact on income tax expense.

  TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2018, we have U.S. net operating loss carryforwards (“NOLs”) of approximately $550,619,000 and research and development credit carryforwards (“R&D credits”) of approximately $15,217,000. For income tax purposes, these NOLs and R&D credits will expire in various amounts through 2037. NOLs generated after 2017 do not expire. The Tax Reform Act of 1986 contains provisions which limit the ability to utilize net operating loss carryforwards and R&D credit carryforwards in the case of certain events including significant changes in ownership interests. The Exchange Transaction with TG Bio may have resulted in a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended. Additionally, stock issuance activities may have resulted in a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended. Accordingly, a substantial portion of the Company’s NOLs above may be subject to annual limitations in reducing any future year’s taxable income, and a substantial portion of the R&D Credit carryforwards may be subject to annual limitations in reducing any future year’s tax.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are presented below.

(in thousands)	2018	2017
Deferred tax assets (liabilities):
Net operating loss carryforwards	$122,678	$83,656
Research and development credits	15,217	10,491
Noncash compensation	4,394	4,934
Other	658	632
Deferred tax assets, excluding valuation allowance	142,947	99,713

Less valuation allowance	(142,947)	(99,713)
Net deferred tax assets	$--	$--

There was no current or deferred income tax expense for the years ended December 31, 2018, 2017 and 2016. Income tax expense differed from amounts computed by applying the US Federal income tax rate of 21% for the year ending December 31, 2018 and 34% for the years ending December 31, 2017 and 2016 to pretax loss as follows:

	For the year ended December 31,
(in thousands)	2018	2017	2016

Loss before income taxes, as reported in the consolidated statements of operations	$(173,482)	$(118,476)	$(78,253)

Computed “expected” tax benefit	$(36,431)	$(40,282)	$(26,606)

Increase (decrease) in income taxes resulting from:
Expected benefit from state and local taxes	(2,243)	(1,106)	(835)
Research and development credits	(4,726)	(3,697)	(2,364)
Other	639	1,563	(8)
Stock awards	(473)	8,213	--
Enactment of federal tax reform	--	51,768	--
Change in the balance of the valuation allowance for deferred tax assets	43,234	(16,459)	29,813
	$--	$--	$--

We file income tax returns in the U.S Federal and various state and local jurisdictions. With certain exceptions, the Company is no longer subject to U.S. Federal and state income tax examinations by tax authorities for years prior to 2015. However, NOLs and tax credits generated from those prior years could still be adjusted upon audit.

The Company would recognize interest and penalties, if any, related to uncertain tax position in income tax expense in the statement of operations. There was no accrual for interest and penalties related to uncertain tax positions for 2018. We do not believe that there will be a material change in our unrecognized tax positions over the next twelve months. All of the unrecognized tax benefits, if recognized, would be offset by the valuation allowance.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

TGR-1202 (Umbralisib)

On September 22, 2014, we exercised our option to license the global rights to umbralisib, thereby entering into an exclusive licensing agreement (the “TGR-1202 License”) with Rhizen Pharmaceuticals, SA (“Rhizen”) for the development and commercialization of umbralisib. Prior to this, we had been jointly developing umbralisib in a 50:50 joint venture with Rhizen.

Under the terms of the TGR-1202 License, Rhizen received a $4.0 million cash payment and 371,530 shares of our common stock as an upfront license fee. With respect to umbralisib, Rhizen will be eligible to receive regulatory filing, approval and sales-based milestone payments in the aggregate of approximately $175 million, a small portion of which will be payable on the first New Drug Application (NDA) filing and the remainder on approval in multiple jurisdictions for up to two oncology indications and one non-oncology indication and attaining certain sales milestones. In addition, if umbralisib is co-formulated with another drug to create a new product (a "New Product"), Rhizen will be eligible to receive similar regulatory approval and sales-based milestone payments for such New Product. Additionally, Rhizen will be entitled to tiered royalties on our future net sales of umbralisib and any New Product. In lieu of sales milestones and royalties on net sales, Rhizen shall also be eligible to participate in sublicensing revenue, if any, based on a percentage that decreases as a function of the number of patients treated in clinical trials following the exercise of the license option. Rhizen will retain global manufacturing rights to umbralisib, provided that they are price competitive with alternative manufacturers.

TG-1101 (Ublituximab)

In November 2012, we entered into an exclusive (within the territory) sublicense agreement with Ildong relating to the development and commercialization of ublituximab in South Korea and Southeast Asia. Under the terms of the sublicense agreement, Ildong has been granted a royalty bearing, exclusive right, including the right to grant sublicenses, to develop and commercialize ublituximab in South Korea, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Philippines, Vietnam, and Myanmar.

An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $152,000 for each of the years ended December 31, 2018, 2017 and 2016, and, at December 31, 2018, 2017 and 2016, have deferred revenue of approximately $1.1 million, $1.2 million and $1.4 million, respectively, associated with this $2 million payment (approximately $152,000 of which has been classified in current liabilities at December 31, 2018).

We may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to us on net sales of ublituximab in the sublicense territory.

TG-1701: BTK

            In January 2018, we entered into a global exclusive license agreement with Jiangsu Hengrui Medicine Co. (“Hengrui”), to acquire worldwide intellectual property rights, excluding Asia but including Japan, and for the research, development, manufacturing, and commercialization of products containing or comprising of any of Hengrui’s Bruton’s Tyrosine Kinase inhibitors containing the compounds of either TG-1701 (SHR1459 or EBI1459) or TG1702 (SHR1266 or EBI1266). Pursuant to the agreement, in April 2018, we paid Jiangsu an upfront fee of $1.0 million in our common stock recorded to non-cash stock expense associated with in-licensing agreements in our consolidated statement of operations. Jiangsu is eligible to receive milestone payments totaling approximately $350 million upon and subject to the achievement of certain milestones. Various provisions allow for payments in conjunction with the agreement to be made in cash or our common stock, while others limit the form of payment. Royalty payments in the low double digits are due on net sales of licensed products and revenue from sublicenses.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

TG-1801: anti-CD47/anti-CD19

            In June 2018, we entered into a Joint Venture and License Option Agreement with Novimmune SA (“Novimmune”) to collaborate on the development and commercialization of Novimmune’s novel first-in-class anti-CD47/anti-CD19 bispecific antibody known as TG-1801 (previously NI-1701). The companies will jointly develop the product on a worldwide basis, focusing on indications in the area of hematologic B-cell malignancies. We serve as the primary responsible party for the development, manufacturing and commercialization of the product. Pursuant to the agreement, in June 2018 we paid Novimmune an upfront payment of $3.0 million in our common stock recorded to non-cash stock expense associated with in-licensing agreements in our consolidated statement of operations. Further milestone payments will be paid based on early clinical development, and the Company will be responsible for the costs of clinical development of the product through the end of the Phase 2 clinical trials, after which the Company and Novimmune will be jointly responsible for all development and commercialization costs. The Company and Novimmune will each maintain an exclusive option, exercisable at specific times during development, for the Company to license the rights to TG-1801, in which case Novimmune is eligible to receive additional milestone payments totaling approximately $185 million as well as tiered royalties on net sales in the high single to low double digits upon and subject to the achievement of certain milestones.

NOTE 9 – RELATED PARTY TRANSACTIONS

LFB Biotechnologies

On January 30, 2012, we entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of ublituximab (the “LFB License Agreement”). In connection with the LFB License Agreement, LFB Group was issued 5,000,000 shares of common stock, and a warrant to purchase 2,500,000 shares of common stock at a purchase price of $0.001 per share. In addition, LFB Group maintained the right to nominate a board member until such time as LFB Group owns less than 10% of the outstanding common stock. As of April 2018, LFB no longer has the right to nominate a board member as LFB’s ownership had fallen below 10% of the outstanding shares of the Company’s Common Stock.

Under the terms of the LFB License Agreement, we utilize LFB Group for certain development and manufacturing services. We incurred approximately $0.2 million, $2.3 million and $8.1 million in expenses for such services during the years ended December 31, 2018, 2017 and 2016, respectively, which have been included in other research and development expenses in the accompanying consolidated statements of operations.

Other Parties

In October 2014, we entered into an agreement (the “Office Agreement”) with FBIO to occupy approximately 45% (which shall be adjusted based on utilization as discussed below) of the 24,000 square feet of New York City office space leased by FBIO, which is now our corporate headquarters. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.1 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. During the years ended December 31, 2018 and 2017, we recorded rent expense of approximately $1.3 million and $1.2 million, and at December 31, 2018, have deferred rent of approximately $1.5 million. Mr. Weiss, our Executive Chairman and Chief Executive Officer, is also Executive Vice Chairman of FBIO.

During the year ended December 31, 2018, we paid FBIO $0.1 million for our portion of the build-out costs (as required under the Desk Agreement), which have been allocated to us at the 45% rate mentioned above. The allocated build-out costs have been recorded in Leasehold Interest, net on the Company’s consolidated balance sheets and will be amortized over the 15-year term of the Office Agreement. After an initial commitment period of the 45% rate for a period of three (3) years, we and FBIO will determine actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. Also in connection with this lease, in October 2014 we pledged $0.6 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying consolidated balance sheets. Additional collateral of $0.6 million was pledged in April 2018 to increase the letter of credit for the office space.

In July 2015, we entered into a Shared Services Agreement (the “Shared Services Agreement”) with FBIO to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. This Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $1.6 million, $1.2 million and $0.8 million for shared services for the years ended December 31, 2018, 2017 and 2016, primarily related to shared personnel.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In May 2016, as part of a broader agreement with Jubilant, an India-based biotechnology company, we entered into a sublicense agreement with Checkpoint, a subsidiary of FBIO, for the development and commercialization of Jubilant’s novel BET inhibitor program in the field of hematological malignancies. We paid Checkpoint an up-front licensing fee of $1.0 million in July 2016 and incurred expenses of $0.2 million in March 2017 for the first milestone achievement as part of the JBET Agreement which is recorded in other research and development in the accompanying consolidated statement of operations.

In March 2015, we entered into a Global Collaboration Agreement (“Collaboration Agreement”) with Checkpoint for the development and commercialization of anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies. We incurred expenses of approximately $0.6 million for the year ended December 31, 2018 related mainly to manufacturing costs of PD-L1, while no costs were incurred during the years ended December 31, 2017 and 2016. The relevant expenses are recorded in other research and development in the accompanying consolidated statement of operations.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2018, we have known contractual obligations; commitments and contingencies of $35.4 million related to our long term liabilities and operating lease obligations.

Payment due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
ontractual obligations
Operating leases	$16,996	$1,362	$2,701	$2,742	$10,191
Contract manufacturer	18,350	--	18,350	--	--
Total	$35,346	$1,362	$21,051	$2,742	$10,191

Contract Manufacturer

See Note 6 for a detailed description of our long term liabilities. Future minimum contractual commitments as of December 31, 2018 total approximately $18.4 million and are due in 2020.

 Leases
See Note 9 for a detailed description of our lease arrangement in New York. Total rental expense was approximately $1.4 million, $1.4 million and $1.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Future minimum lease commitments as of December 31, 2018, in the aggregate total approximately $17.0 million through December 31, 2031. The preceding table shows future minimum lease commitments, which include our office leases in New York, North Carolina and Tennessee by year as of December 31, 2018.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 12 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands)	3 Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018

License revenue	$38	$38	$38	$38

Total costs and expenses	40,615	44,383	34,366	54,188

Net loss	$(41,529)	$(44,142)	$(33,951)	$(53,861)

Basic and diluted net loss per common share	$(0.59)	$(0.59)	$(0.43)	$(0.68)

(in thousands)	3 Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017

License revenue	$38	$38	$38	$38

Total costs and expenses	27,704	28,463	31,623	31,073

Net loss	$(27,727)	$(28,353)	$(31,536)	$(30,860)

Basic and diluted net loss per common share	$(0.52)	$(0.45)	$(0.48)	$(0.46)

NOTE 13 – LITIGATION

In October 2018, a purported securities class action complaint was filed in the U.S. District Court for the Southern District of New York (the “Southern District”) against the Company and one of its officers on behalf of all shareholders who purchased or otherwise acquired TG Therapeutics common stock between June 4, 2018 and September 25, 2018 (the “Class Period”). The case is captioned Randall Reinmann v. TG Therapeutics Inc., and Michael S. Weiss, Case No. 1:18-cv-09104-KPF. The complaint alleges that, throughout the Class Period, the Company made false and/or misleading statements and/or failed to disclose various facts and circumstances regarding its UNITY-CLL study allegedly in violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  In December 2018, the Southern District appointed Co-Lead Plaintiffs to represent the putative class, and approved their selection of Lead Counsel.  On March 1, 2019, Co-Lead Plaintiffs filed a notice with the Southern District seeking to voluntarily dismiss the action in its entirety without prejudice.

In addition, on December 18, 2018, a related shareholder derivative litigation was filed in the Southern District against the Company’s directors and one of its officers in litigation captioned Thessalus Capital v. Weiss, et al., 1:18-cv-11918-KPF. The Company is named only as a nominal defendant. The suit alleges that the officer and directors breached their fiduciary duties to the Company, wasted corporate assets, and violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with the Company’s alleged failure to disclose various facts and circumstances regarding its UNITY-CLL study.  The plaintiff asserts that the alleged disclosure violations concerning the Company’s UNITY-CLL study have caused the Company to incur losses, including defense costs, and further alleges that the named officer and directors received excessive compensation.

No legal reserve is necessary.

NOTE 14 – SUBSEQUENT EVENTS

               On February 28, 2019 (the “Closing Date”), the Company (“Borrower”) entered into a term loan facility of up to $60.0 million (“Term Loan”) with Hercules Capital, Inc., (“Hercules”), the proceeds of which will be used for its ongoing research and development programs and for general corporate purposes. The Term Loan is governed by a loan and security agreement, dated February 28, 2019 (the “Loan Agreement”), which provides for up to four separate advances. The first advance of $30.0 million was drawn on the Closing Date. Two additional advances of $10.0 million may be drawn at the Borrower’s option but subject to the clinical trial milestones, and the fourth advance of $10.0 million, available in minimum increments of $5.0 million, is available through December 15, 2020 subject to the approval of Hercules’ investment committee.

The Term Loan will mature on March 1, 2022 (the “Loan Maturity Date”). Each advance accrues interest at a per annum rate of interest equal to the greater of either (i) the “prime rate” as reported in The Wall Street Journal plus 4.75%, and (ii) 10.25%. The Term Loan provides for interest-only payments until October 1, 2020. The interest-only period may be extended to April 1, 2021 if the Borrower, on or before September 30, 2020, achieves either the third milestone or the Company has raised at least an amount equal to $150.0 million in unrestricted net cash proceeds from one or more equity financings, subordinated indebtedness and/or upfront proceeds from business development transactions permitted under theLoan Agreement, in each case after February 7, 2019, and prior to September 30, 2020. Thereafter, amortization payments will be payable monthly in eighteen installments (or, if the period requiring interest-only payments has been extended to April 1, 2021, in twelve installments) of principal and interest (subject to recalculation upon a change in prime rates). At its option upon seven business days’ prior written notice to Hercules, the Company may prepay all or any portion greater than or equal to $5.0 million of the outstanding advances by paying the entire principal balance (or portion thereof), all accrued and unpaid interest, subject to a prepayment charge of 3.0%, if such advance is prepaid in any of the first twelve months following the Closing Date, 1.5%, if such advance is prepaid after twelve months following the Closing Date but on or prior to twenty-four months following the Closing Date, and 0% thereafter. In addition, a final payment equal to 3.5% of the aggregate principal amount of the loan extended by Hercules is due on the maturity date. Amounts outstanding during an event of default shall be payable on demand and shall accrue interest at an additional rate of 4.0% per annum of the past due amount outstanding.

The Term Loan is secured by a lien on substantially all of the assets of the Borrower, other than intellectual property and contains customary covenants and representations, including a liquidity covenant, financial reporting covenant and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries.

The events of default under the Loan Agreement include, without limitation, and subject to customary grace periods, (1) the Borrower’s failure to make any payments of principal or interest under the Loan Agreement, promissory notes or other loan documents, (2) the Borrower’s breach or default in the performance of any covenant under the Loan Agreement, (3) the occurrence of a material adverse effect, (4) the Borrower making a false or misleading representation or warranty in any material respect, (5) the Borrower’s insolvency or bankruptcy, (6) certain attachments or judgments on the Borrower’s assets, or (7) the occurrence of any material default under certain agreements or obligations of the Borrower involving indebtedness in excess of $750,000. If an event of default occurs, Hercules is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement.

The Loan Agreement also contains warrant coverage of 2% of the total amount funded. A warrant (the “Warrant) was issued by Borrower to Hercules to purchase 147,058 shares of common stock with an exercise price of $4.08. The Warrant shall be exercisable for seven years from the date of issuance. Hercules may exercise the Warrant either by (a) cash or check or (b) through a net issuance conversion. The shares will be registered and freely tradeable within six months of issuance.

Additionally, on March 1, 2019, we announced the pricing of a public offering of 4,100,000 shares of our common stock (plus a 30-day underwriter overallotment option to purchase up to an additional 615,000 shares of common stock), with expected gross proceeds to the Company of $25.2 million, less underwriting discounts and commissions. The shares were sold under a shelf registration statement Form S-3 (File No. 333-218293) that was previously filed and declared effective by the SEC in June 2017. The offering is expected to close on March 5, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: March 1, 2019	By:	/s/ Michael S. Weiss
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant on March 1, 2019, and in the capacities indicated:

Signatures	Title
/s/ Michael S. Weiss Michael S. Weiss	Executive Chairman, Chief Executive Officer and President (principal executive officer)
/s/ Sean A. Power Sean A. Power	Chief Financial Officer (principal financial and accounting officer)
/s/ Laurence N. Charney Laurence N. Charney	Director
/s/ Yann Echelard Yann Echelard	Director
/s/ Kenneth Hoberman Kenneth Hoberman	Director
/s/ Daniel Hume Daniel Hume	Director
/s/ William J. Kennedy William J. Kennedy	Director
/s/ Mark Schoenebaum, M.D. Mark Schoenebaum, M.D.	Director

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.22	Master Services Agreement, effective February 21, 2018

21.1	Subsidiaries of TG Therapeutics, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002