Form 10-Q
period 2019-05-10
TG THERAPEUTICS, INC.
filed 2019-05-10
CIK 1001316

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Securities filed pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Exchange Name
Common Stock, par value $0.001	TGTX	Nasdaq Capital Market

 There were 90,835,329 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 3, 2019.

   TG THERAPEUTICS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

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

You should read this report and the documents that we have filed as exhibits to this report completely and with the understanding that our actual future results, performance or achievements may be materially different from what we expect. Any forward-looking statements contained in this report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements contained in this report reflect our views and assumptions only as of the date this report is signed. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This report also contains estimates, projections and other information concerning our industry, our business and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TG Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$64,349	$41,958
Short-term investment securities	28,125	26,943
Prepaid research and development	11,120	9,691
Other current assets	1,464	439
Total current assets	105,058	79,031
Restricted cash	1,244	1,241
Leasehold interest, net	2,249	2,294
Equipment, net	241	251
Right of use asset	7,947	--
Goodwill	799	799
Total assets	$117,538	$83,616

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$40,199	$36,377
Other current liabilities	18,626	219
Lease liability – current portion	1,261	--
Accrued compensation	854	2,258
Total current liabilities	60,940	38,854
Deferred rent	--	1,462
Deferred revenue, net of current portion	876	914
Long-term debt	28,286	--
Lease liability – non current	8,182	--
Long-term liabilities	--	18,350
Total liabilities	98,284	59,580
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share (10,000,000 shares authorized, none issued and outstanding as of March 31, 2019 and December 31, 2018)	--	--
Common stock, $0.001 par value per share (150,000,000 shares authorized, 88,582,227 and 83,911,855 shares issued, 88,540,918 and 83,870,546 shares outstanding at March 31, 2019 and December 31, 2018, respectively)	89	84
Additional paid-in capital	582,900	552,531
Treasury stock, at cost, 41,309 shares at March 31, 2019 and December 31, 2018	(234)	(234)
Accumulated deficit	(563,501)	(528,345)
Total stockholders’ equity	19,254	24,036
Total liabilities and stockholders’ equity	$117,538	$83,616

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2019	2018

License revenue	$38	$38

Costs and expenses:
Research and development:
Noncash compensation	1,489	2,859
Other research and development	30,896	32,159
Total research and development	32,385	35,018

General and administrative:
Noncash compensation	393	4,478
Other general and administrative	1,949	2,119
Total general and administrative	2,342	6,597

Total costs and expenses	34,727	41,615

Operating loss	(34,689)	(41,577)

Other (income) expense:
Interest income	(149)	(144)
Other expense	616	96
Total other (income) expense, net	467	(48)

Net loss	$(35,156)	$(41,529)

Basic and diluted net loss per common share	$(0.43)	$(0.59)

Weighted average shares used in computing basic and diluted net loss per common share	81,174,301	70,636,970

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated Deficit	Total
Balance at January 1, 2018	73,181,750	$73	$422,017	41,309	$(234)	$(354,863)	$66,993
Issuance of restricted stock	87,500	*	*				--
Forfeiture of restricted stock	(123,911)	*	*				--
Issuance of common stock in At-the-Market offering (net of offering costs of $0.9 million)	3,989,344	4	52,426				52,430
Compensation in respect of restricted stock granted to employees, directors and consultants			7,337				7,337
Net loss						(41,529)	(41,529)
Balance at March 31, 2018	77,134,683	$77	$481,781	41,309	$(234)	$(396,392)	$85,232
Balance at January 1, 2019	83,911,855	$84	$552,531	41,309	$(234)	$(528,345)	$24,036
Issuance of restricted stock	23,000	*	*				--
Warrants issued with debt financing			993				993
Forfeiture of restricted stock	(67,628)	*	*				--
Issuance of common stock in public offering (net of offering costs of $0.2 million)	4,715,000	5	27,494				27,499
Compensation in respect of restricted stock and options granted to employees, directors and consultants			1,882				1,882
Net loss						(35,156)	(35,156)
Balance at March 31, 2019	88,582,227	$89	$582,900	41,309	$(234)	$(563,501)	$19,254

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,156)	$(41,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock compensation expense	1,882	7,337
Depreciation	23	20
Amortization of premium on investment securities	(75)	2
Amortization of debt issuance costs	77	--
Non-cash change in lease liability and right-of-use asset	373	--
Change in fair value of notes payable and accrued interest	66	96
Changes in assets and liabilities:
(Increase) decrease in prepaid research and development and other current assets	(2,454)	691
Decrease in leasehold interest	46	33
Decrease in lease liability	(339)	--
Decrease in accrued interest receivable	14	30
Increase in accounts payable and accrued expenses	2,240	5,292
Increase in interest payable	549	--
Decrease in other current liabilities	(559)	--
Increase in deferred rent	--	23
Decrease in deferred revenue	(38)	(38)
Net cash used in operating activities	(33,351)	(28,043)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(14)	(24)
Investment in held-to-maturity securities	(8,171)	(4,184)
Proceeds from maturity of short-term securities	7,050	6,000
Net cash (used in) provided by investing activities	(1,135)	1,792

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	27,678	52,430
Proceeds from debt financings	29,740	--
Financing costs paid	(538)	--
Net cash provided by financing activities	56,880	52,430

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	22,394	26,179

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	43,199	57,305

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$65,593	$83,484

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$64,349	$82,896
Restricted Cash	1,244	588
Total cash, cash equivalents and restricted cash	$65,593	$83,484

NONCASH TRANSACTIONS
Accrued offering costs	$179	$--
Deferred financing costs	$1,157	$--
Warrants issued with debt financing	$993	$--

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are a biopharmaceutical company dedicated to developing and delivering medicines for patients with B-cell mediated diseases, including Chronic Lymphocytic Leukemia (CLL), non-Hodgkin Lymphoma (NHL) and Multiple Sclerosis (MS). We have developed a robust B-cell directed research and development (R&D) platform for identification of key B-cell pathways of interest and rapid clinical testing. Currently, we have five B-cell targeted drug candidates in clinical development, with the lead two therapies, ublituximab (TG-1101) and umbralisib (TGR-1202), in pivotal trials for CLL and NHL, with ublituximab also in pivotal trials for MS. Ublituximab is a novel anti-CD20 monoclonal antibody (mAb) that has been glycoengineered for enhanced potency over first generation antibodies. Umbralisib is an oral, once daily inhibitor of PI3K delta. Umbralisib also uniquely inhibits CK1-epsilon, which may allow it to overcome certain tolerability issues associated with first generation PI3K delta inhibitors. When used together in combination therapy, ublituximab and umbralisib are referred to as "U2". Additionally, we have recently brought into Phase 1 clinical development TG-1501, an anti-PD-L1 monoclonal antibody, TG-1701, a covalently-bound Bruton’s Tyrosine Kinase (BTK) inhibitor, and TG-1801, an anti-CD47/CD19 bispecific antibody.

We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018. The accompanying condensed December 31, 2018 balance sheet has been derived from these statements. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Liquidity and Capital Resources

We have incurred operating losses since our inception, expect to continue to incur operating losses for the foreseeable future, and may never become profitable. As of March 31, 2019, we have an accumulated deficit of approximately $563.5 million.

Our major sources of cash have been proceeds from the private placement and public offering of equity securities, as well as debt financings. We have not yet commercialized any of our drug candidates and cannot be sure if we will ever be able to do so. Even if we commercialize one or more of our drug candidates, we may not become profitable. Our ability to achieve profitability depends on many factors, including our ability to obtain regulatory approval for our drug candidates; successfully complete any post-approval regulatory obligations; and successfully commercialize our drug candidates alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

As of March 31, 2019, we had $92.5 million in cash and cash equivalents, and investment securities. The Company believes its cash, cash equivalents, and investment securities on hand as of March 31, 2019 along with the additional capital raised in the second quarter of 2019 (see Note 5) will be sufficient to fund the Company’s planned operations through mid-2020. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

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

ASU 2018-11 is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with earlier adoption permitted. The Company adopted ASU 2018-11 on January 1, 2019 using a modified retrospective method and will not restate comparative periods. We elected the package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification and our assessment on whether a contract is or contains a lease. The adoption of this guidance resulted in the addition of material balances of right of use assets and lease liability to our consolidated balance sheets at January 1, 2019, primarily relating to our lease of office space (see Note 8). The impact to our consolidated statements of operations was not material as a result of this standard.

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

Restricted Cash

We record cash pledged or held in trust as restricted cash. As of March 31, 2019 and December 31, 2018, we have approximately $1.2 million of restricted cash pledged to secure a line of credit as a security deposit for an Office Agreement (see Note 10).

Investment Securities

Investment securities at March 31, 2019 and December 31, 2018 consist of short-term government securities. We classify these securities as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.

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

Prepaid research and development in our consolidated balance sheets includes, among other things, certain costs to third party service providers related to development and manufacturing services as well as clinical development. These agreements often require payments in advance of services performed or goods received. Accordingly, as of March 31, 2019 and December 31, 2018, we recorded approximately $11.1 million and $9.7 million, respectively, in prepaid research and development related to such advance agreements.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share of our common stock is calculated by dividing net loss applicable to the common stock by the weighted average number of our common stock outstanding for the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because we incurred a net loss during the periods presented or because such potentially dilutive securities were out of the money and the Company realized net income during the periods presented. The amounts of potentially dilutive securities excluded from the calculation were 6,768,530 and 4,660,180 for the three months ended March 31, 2019 and 2018, respectively. The following outstanding shares of potentially dilutive securities were excluded from the computation of net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2019	2018
Unvested restricted stock	4,039,620	4,159,428
Stock options	2,565,310	485,000
Warrants	147,058	--
Shares issuable upon note conversion	16,542	15,752
Total	6,768,530	4,660,180

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

NOTE 2 – CASH AND CASH EQUIVALENTS

The following tables summarize our cash and cash equivalents at March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019	December 31, 2018

Checking and bank deposits	$62,671	$39,268
Money market funds	1,678	2,690
Total	$64,349	$41,958

NOTE 3 – INVESTMENT SECURITIES

Our investments as of March 31, 2019 and December 31, 2018 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our investment securities at March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between April 2019 to March 2020) (held-to-maturity)	$28,113	$15	$3	$28,125
Total short-term investment securities	$28,113	$15	$3	$28,125

	December 31, 2018
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2019 and November 2019) (held-to-maturity)	$26,951	$2	$10	$26,943
Total short-term investment securities	$26,951	$2	$10	$26,943

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

               As of March 31, 2019 and December 31, 2018, the fair values of cash and cash equivalents, restricted cash, and notes and interest payable approximate their carrying value.

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

The cumulative liability to the Ariston subsidiary including accrued and unpaid interest of the 5% Notes was approximately $18.6 million at March 31, 2019 and $18.4 million at December 31, 2018. No payments have been made on the 5% Notes since the merger and through March 31, 2019.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

As of December 31, 2013, as a result of expiring intellectual property rights and other factors, it was determined that net product cash flows from AST-726 were unlikely. As we have no other obligations under the 5% Notes aside from the net product cash flows and the conversion feature, the conversion feature was used to estimate the 5% Notes’ fair value as of March 31, 2019 and December 31, 2018. The assumptions, assessments and projections of future revenues are subject to uncertainties, difficult to predict, and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our condensed consolidated financial statements.

The following tables provide the fair value measurements of applicable financial liabilities as of March 31, 2019 and December 31, 2018:

	Financial liabilities at fair value as of March 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total

5% Notes	$--	$--	$133	$133
Total	$--	$--	$133	$133

	Financial liabilities at fair value as of December 31, 2018
	Level 1	Level 2	Level 3	Total

5% Notes	$--	$--	$67	$67
Total	$--	$--	$67	$67

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

The Company’s financial instruments include cash, cash equivalents consisting of money market funds, accounts payable and debt. Cash, cash equivalents, accounts payable and debt are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature.

The following table summarizes the changes in Level 3 instruments during the three months ended March 31, 2019:

(in thousands)
Fair value at December 31, 2018	$67
Interest accrued on face value of 5% Notes	224
Change in fair value of Level 3 liabilities	(158)
Fair value at March 31, 2019	$133

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

In March 2019, we completed an underwritten public offering of 4,100,000 shares of our common stock (plus a 30-day underwriter overallotment option to purchase up to an additional 615,000 shares of common stock, which was exercised), at a price of $5.87 per share. Proceeds from this offering, including the overallotment, after underwriting discounts and offering expenses were approximately $27.7 million.

Subsequent to the first quarter, through May 10, 2019, we sold an aggregate of 3,030,611 shares of common stock pursuant to the 2017 ATM for total gross proceeds of approximately $24.6 million at an average selling price of $8.11 per share, resulting in net proceeds of approximately $24.2 million after deducting commissions and other transactions costs.

The 2017 S-3 is currently our only active shelf registration statement. After deducting shares already sold there is approximately $84.2 million of common stock that remains available for sale under the 2017 S-3. We may offer the securities under the 2017 S-3 from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that the 2017 S-3 provides us with the flexibility to raise additional capital to finance our operations as needed.

Equity Incentive Plans

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (“2012 Incentive Plan”) was approved by stockholders in June 2018. As of March 31, 2019, 5,539,620 shares of restricted stock and 2,565,310 options were outstanding and up to an additional 2,612,431 shares may be issued under the 2012 Incentive Plan.

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

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2019:

	Number of shares	Weighted-average exercise price	Weighted-average Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2018	1,916,900	$6.50	9.75	$--
Granted	715,000	6.90
Exercised	--	--
Forfeited	(66,590)	6.80
Expired	--	--
Outstanding at March 31, 2019	2,565,310	$6.61	9.63	$5,800,421

Expected to vest at March 31, 2019	2,565,310	$6.61	9.63	$5,800,421
Exercisable at March 31, 2019	--	$--	--	$--

Total expense associated with the stock options was approximately $0.7 million and zero during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the stock options outstanding include options granted to both employees and non-employees which are both time-based and milestone-based. Stock-based compensation for milestone-based options will be recorded if and when a milestone occurs.

The fair value of the Company's option awards were estimated using the assumptions below:

Three months ended March 31, 2019
Volatility	204.59-291.61
Expected term (in years)	5.0-6.25
Risk-free rate	2.40-2.49%
Expected dividend yield	--%

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted share activity for the three months ended March 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	6,095,692	$8.07
Granted	23,000	12.95
Vested	(511,444)	8.64
Forfeited	(67,628)	7.54
Outstanding at March 31, 2019	5,539,620	$7.95

Total expense associated with restricted stock grants was approximately $1.2 million and $7.3 million during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was approximately $5.6 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted average period of 1.43 years. This amount does not include, as of March 31, 2019, 3,003,011 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones. Until the measurement date is reached for milestone awards, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the grant date.

Warrants

The following table summarizes warrant activity for the three months ended March 31, 2019:

	Warrants	Weighted- average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2018	--	$--	$--
Issued	147,058	4.08
Exercised	--	--
Expired	--	--
Outstanding at March 31, 2019	147,058	$4.08	$582,350

Stock-Based Compensation

The following table summarizes stock-based compensation expense information about restricted stock and stock options for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
(in thousands)	2019	2018
Stock-based compensation expense associated with restricted stock	$1,177	$7,337
Stock-based compensation expense associated with option grants	705	--
Total	$1,882	$7,337

NOTE 6 – OTHER LIABILITIES

The following is a summary of Notes Payable included in other current liabilities on the Company’s condensed consolidated balance sheet:

	March 31, 2019			December 31, 2018
(in thousands)	Current portion, net	Non-current portion, net	Total	Current portion, net	Non-current portion, net	Total
Convertible 5% Notes Payable	$133	$--	$133	$67	$--	$67
Total	$133	$--	$133	$67	$--	$67

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

The cumulative liability including accrued and unpaid interest of these notes was approximately $18.6 million at March 31, 2019 and $18.4 million at December 31, 2018. No payments have been made on the 5% Notes as of March 31, 2019.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments (see Note 4 for further details).

Current Liabilities

In 2018, we entered into an agreement with a contract manufacturer for the clinical and potential commercial supply of one of our product candidates. As part of this agreement, the contract manufacturer has agreed to defer payment of certain costs and expenses under the agreement in exchange for the payment of an administrative fee. To date we have incurred expenses related to this agreement of approximately $18.6 million as of March 31, 2019 which includes both service fees and raw material costs. No payments have been made to the contract manufacturer as of March 31, 2019. Accordingly, as of March 31, 2019, $17.8 million is included in current liabilities and $0.8 million is included in accounts payable in the Company’s unaudited condensed consolidated balance sheet. As of December 31, 2018, $18.4 million is included in long term liabilities in the Company’s audited consolidated balance sheet. All costs incurred to date are due in the first quarter of 2020. We will incur an administrative fee of six percent (6%) per year starting from the date of invoice issuance. As of March 31, 2019 we have accrued $0.3 million in administrative fees in connection with these costs, which has been included in interest expense in the Company’s unaudited condensed consolidated statements of operations.

NOTE 7 – LONG-TERM DEBT

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

The Term Loan will mature on March 1, 2022 (the “Loan Maturity Date”). Each advance accrues interest at a per annum rate of interest equal to the greater of either (i) the “prime rate” as reported in The Wall Street Journal plus 4.75%, and (ii) 10.25%. The Term Loan provides for interest-only payments until October 1, 2020. The interest-only period may be extended to April 1, 2021 if the Borrower, on or before September 30, 2020, achieves either the third milestone or the Company has raised at least an amount equal to $150.0 million in unrestricted net cash proceeds from one or more equity financings, subordinated indebtedness and/or upfront proceeds from business development transactions permitted under the Loan Agreement, in each case after February 7, 2019, and prior to September 30, 2020. Thereafter, amortization payments will be payable monthly in eighteen installments (or, if the period requiring interest-only payments has been extended to April 1, 2021, in twelve installments) of principal and interest (subject to recalculation upon a change in prime rates). At its option upon seven business days’ prior written notice to Hercules, the Company may prepay all or any portion greater than or equal to $5.0 million of the outstanding advances by paying the entire principal balance (or portion thereof), all accrued and unpaid interest, subject to a prepayment charge of 3.0%, if such advance is prepaid in any of the first twelve months following the Closing Date, 1.5%, if such advance is prepaid after twelve months following the Closing Date but on or prior to twenty-four months following the Closing Date, and 0% thereafter. In addition, an end of term charge equal to 3.25% of the aggregate principal amount of the loan extended by Hercules is due on the maturity date. Amounts outstanding during an event of default shall be payable on demand and shall accrue interest at an additional rate of 4.0% per annum of the past due amount outstanding.

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

The Loan Agreement also contains warrant coverage of 2% of the total amount funded. A warrant (the “Warrant”) was issued by Borrower to Hercules to purchase 147,058 shares of common stock with an exercise price of $4.08. The Warrant shall be exercisable for seven years from the date of issuance. Hercules may exercise the Warrant either by (a) cash or check or (b) through a net issuance conversion. The shares will be registered and freely tradeable within six months of issuance. The Company accounted for the Warrant as an equity instrument since it was indexed to the Company’s common shares and met the criteria for classification in shareholders’ equity. The relative fair value of the Warrant on the date of issuance was approximately $1.0 million and was treated as an offset to the Term Loan. This amount will be amortized to interest expense using the effective interest method over the life of the Term Loan. The Company estimated the fair value of the Warrant using the Black-Scholes model based on the following key assumptions:

Exercise Price	$4.08
Common share price on date of issuance	$6.80
Volatility	195.9%
Risk-free interest rate	2.63%
Expected dividend yield	--%
Contractual term (in years)	7.00 years

The Company incurred financing expenses of $2.8 million related to the Hercules Loan Agreement which are recorded as an offset to long-term debt on the Company's condensed consolidated balance sheet. The debt issuance costs are being amortized over the term of the debt using the effective interest method and are included in interest expense in the Company’s unaudited condensed consolidated statements of operations. Amortization of debt issuance costs was $0.1 million and zero for the three months ended March 31, 2019. At March 31, 2019, the remaining unamortized balance of debt issuance costs were $2.7 million.

Long-term debt as of as of March 31, 2019, is as follows (in thousands):

March 31, 2019
Long-term debt	$30,000
End of term fee	975
30,975
Less: unamortized debt issuance costs	(2,689)
28,286
Less: Current portion	--
Long-term debt– non-current	$28,286

NOTE 8 – LEASES

In October 2014, we entered into an agreement (the “Office Agreement”) with Fortress Biotech, Inc. (“FBIO”) to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO, which is now our corporate headquarters. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.1 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. During the three months ended March 31, 2019, we recognized a lease liability of $9.4 million, with a corresponding Right of Use (ROU) asset of $7.9 million based on the present value of the remaining lease payments for all of our leased office spaces, the majority of which is comprised of our New York City office space. Our leases have remaining lease terms of 1 year to 12 years. One lease has a renewal option to extend the lease for an additional term of 2 years.

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

The following components of lease expense are included in the Company's consolidated statements of operations for the three months ended March 31, 2019:

(in thousands)	March 31, 2019
Operating lease cost	$418
Net lease cost	$418

As of March 31, 2019, the weighted-average remaining operating lease term was 9.75 years and the weighted-average discount rate for operating leases was 10.25%. Cash paid for amounts included in the measurement of operating lease liabilities in the first quarter of fiscal 2019 was $0.3 million.

The balance sheet classification of lease liabilities was as follows:

(in thousands)	March 31, 2019
Liabilities
Lease liability – current portion	$1,261
Lease liability – non-current	8,182
Total lease liability	$9,443

As of March 31, 2019, the maturities of lease liabilities were as follows:

(in thousands)	Operating leases
Remainder of 2019	$1,023
2020	1,348
2021	1,353
2022	1,376
2023	1,367
After 2023	10,281
Total lease payments	16,748
Less: Interest	(7,305)
Present value of lease liabilities(*)	$9,443

(*) As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date and considering the term of the lease to determine the present value of lease payments. We used the incremental borrowing rate of 10.25% on February 28, 2019, for operating leases that commenced prior to that date.

NOTE 9 – LICENSE AGREEMENTS

TG-1101 (Ublituximab)

In November 2012, we entered into an exclusive (within the territory) sublicense agreement with Ildong Pharmaceutical Co. Ltd. (“Ildong”) relating to the development and commercialization of ublituximab in South Korea and Southeast Asia. Under the terms of the sublicense agreement, Ildong has been granted a royalty bearing, exclusive right, including the right to grant sublicenses, to develop and commercialize ublituximab in South Korea, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Philippines, Vietnam, and Myanmar.

An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $38,000 for each of the three months ended March 31, 2019 and 2018, and, at March 31, 2019 and December 31, 2018, have deferred revenue of approximately $1.0 million, and $1.1 million, respectively, associated with this $2 million payment (approximately $152,000 of which has been classified in current liabilities at March 31, 2019 and December 31, 2018).

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

NOTE 10 – RELATED PARTY TRANSACTIONS

In October 2014, we entered into an agreement (the “Office Agreement”) with Fortress Biotech, Inc. (“FBIO”) to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO, which is now our corporate headquarters. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.1 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. During the three months ended March 31, 2019, we recognized a lease liability of $9.4 million, with a corresponding Right of Use (ROU) asset of $7.9 million based on the present value of the remaining lease payments for all of our leased office spaces, the majority of which is comprised of our New York City office space. Mr. Weiss, our Executive Chairman and CEO, is also Executive Vice Chairman of FBIO.

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

In July 2015, we entered into a Shared Services Agreement (the “Shared Services Agreement”) with FBIO to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. This Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $0.2 million and $0.4 million for shared services for the three months ended March 31, 2019 and 2018, respectively, primarily related to shared personnel.

In March 2015, we entered into a Global Collaboration Agreement (“Collaboration Agreement”) with Checkpoint for the development and commercialization of anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies. We incurred expenses of approximately $0.3 million and zero for the three months ended March 31, 2019 and 2018, related mainly to manufacturing costs of PD-L1. The relevant expenses are recorded in other research and development in the accompanying condensed consolidated statement of operations.

NOTE 11 – LITIGATION

In October 2018, a purported securities class action complaint was filed in the U.S. District Court for the Southern District of New York (the “Southern District”) against the Company and one of its officers on behalf of all shareholders who purchased or otherwise acquired TG Therapeutics common stock between June 4, 2018 and September 25, 2018 (the “Class Period”). The case was captioned Randall Reinmann v. TG Therapeutics Inc., and Michael S. Weiss, Case No. 1:18-cv-09104-KPF. The complaint alleged that, throughout the Class Period, the Company made false and/or misleading statements and/or failed to disclose various facts and circumstances regarding its UNITY-CLL study allegedly in violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In December 2018, the Southern District appointed Co-Lead Plaintiffs to represent the putative class, and approved their selection of Lead Counsel. On March 1, 2019, Co-Lead Plaintiffs filed a notice with the Southern District seeking to voluntarily dismiss the action in its entirety without prejudice, which was so-ordered by the Southern District the same day.

In addition, on December 18, 2018, a related shareholder derivative litigation was filed in the Southern District against the Company’s directors and one of its officers in litigation captioned Thessalus Capital v. Weiss, et al., 1:18-cv-11918-KPF. The Company was named only as a nominal defendant. The suit alleged that the officer and directors breached their fiduciary duties to the Company, wasted corporate assets, and violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with the Company’s alleged failure to disclose various facts and circumstances regarding its UNITY-CLL study. The plaintiff asserted that the alleged disclosure violations concerning the Company’s UNITY-CLL study caused the Company to incur losses, including defense costs, and further alleged that the named officer and directors received excessive compensation. On April 17, 2019, the plaintiff filed a notice with the Southern District seeking to voluntarily dismiss the action in its entirety without prejudice, which was so-ordered by the Southern District on April 18, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contain forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed in “Risk Factors.” See also the “Special Cautionary Notice Regarding Forward-Looking Statements” set forth at the beginning of this report.

You should read the following discussion and analysis in conjunction with the unaudited condensed consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

OVERVIEW

We are a biopharmaceutical company dedicated to developing and delivering medicines for patients with B-cell mediated diseases, including Chronic Lymphocytic Leukemia (CLL), non-Hodgkin Lymphoma (NHL) and Multiple Sclerosis (MS). We have developed a robust B-cell directed research and development (R&D) platform for identification of key B-cell pathways of interest and rapid clinical testing. Currently, we have five B-cell targeted drug candidates in clinical development, with the lead two therapies, ublituximab (TG-1101) and umbralisib (TGR-1202), in pivotal trials for CLL and NHL, with ublituximab also in pivotal trials for MS. Ublituximab is a novel anti-CD20 monoclonal antibody (mAb) that has been glycoengineered for enhanced potency over first generation antibodies. Umbralisib is an oral, once daily inhibitor of PI3K delta. Umbralisib also uniquely inhibits CK1-epsilon, which may allow it to overcome certain tolerability issues associated with first generation PI3K delta inhibitors. When used together in combination therapy, ublituximab and umbralisib are referred to as "U2". Additionally, we have recently brought into Phase 1 clinical development TG-1501, an anti-PD-L1 monoclonal antibody, TG-1701, a covalently-bound Bruton’s Tyrosine Kinase (BTK) inhibitor, and TG-1801, an anti-CD47/CD19 bispecific antibody.

We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates.

OUR PRODUCTS UNDER DEVELOPMENT

We have leveraged our B-cell platform to develop a robust drug pipeline of both targeted orally available, potent and selective small molecule kinase inhibitors and intravenously delivered “off-the-shelf” immunotherapies that leverage the patient’s own immune system to fight cancer. We currently own worldwide development and commercial rights, subject to certain limited geographical restrictions, to all of our pre-clinical and clinical programs. The following table summarizes our most advanced drug candidates:

Clinical Drug Candidate (molecular target)	Initial Target Disease	Stage of Development (pivotal study)
Ublituximab/TG-1101(anti-CD20/mAb)	Chronic Lymphocytic Leukemia	Phase 3 trial (UNITY-CLL)
	Relapsing Multiple Sclerosis	Phase 3 trials (ULTIMATE I and II)

Umbralisib/TGR-1202 (PI3K delta inhibitor)	Chronic Lymphocytic Leukemia	Phase 3 trial (UNITY-CLL)
	Marginal Zone Lymphoma	Phase 2b trial (UNITY-NHL)
	Follicular Lymphoma	Phase 2b trial (UNITY-NHL)
TG-1501 (anti-PDL1)	B-cell Cancers	Phase 1 trial
TG-1701 (BTK inhibitor)	B-cell Cancers	Phase 1 trial
TG-1801 (anti-CD47/CD19)	B-cell Cancers	Phase 1 trial

 Phase 3 and Registration-Directed Clinical Trial Highlights

The company has initiated and enrolled several Phase 3 and registration-directed Phase 2b clinical trials (i.e., clinical trials that may support a marketing application for approval). The following are the current Phase 3 trials and registration-directed Phase 2b clinical trials in the order of expected top-line data:

●
UNITY-NHL Phase 2b Trial – Marginal Zone Lymphoma (MZL) and Follicular Lymphoma (FL)/ Small Lymphocytic Lymphoma (SLL) Cohorts (Umbralisib Monotherapy): UNITY-NHL is a broad Phase 2b registration-directed clinical trial designed to evaluate the efficacy and safety of umbralisib monotherapy and U2 combinations in patients with previously treated NHL. The MZL and the FL/SLL single agent umbralisib cohorts of this trial are fully enrolled. The primary objective of these cohorts is to assess the efficacy of single agent umbralisib as measured by Overall Response Rate (ORR).

●
UNITY-NHL MZL Single Agent Umbralisib Cohort: The MZL cohort enrolled adult patients who had at least one prior line of therapy that included an anti-CD20 monoclonal antibody. In February 2019, we announced that the MZL cohort met the primary endpoint of ORR as determined by Independent Review Committee (IRC) for all treated patients (n=69). The results met the Company’s target guidance of 40-50% ORR. Interim safety and efficacy data from the MZL cohort were presented in an oral presentation at the American Association for Cancer Research (AACR) annual meeting on April 1, 2019. The data presented included safety and tolerability data on all 69 treated patients (safety population) and efficacy data on 42 patients who were enrolled at least 9 cycles (28 day cycles) prior to the data cut-off date (interim efficacy population). The safety population had a median duration of exposure of 6.9 months and no unexpected toxicities were observed. Analysis of the interim efficacy population showed an ORR by IRC of 52%, including 19% CR rate, and an 88% clinical benefit rate by IRC (defined as patients obtaining Complete Response + Partial Response + Stable Disease). Full data from this study are expected to be presented at a medical meeting later this year. We also plan to discuss the MZL results with the U.S. Food and Drug Administration (FDA) regarding a potential new drug application (NDA) filing for accelerated approval. Previously, in January 2019, the FDA granted Breakthrough Therapy Designation (BTD) for umbralisib for the treatment of adult patients with MZL who have received at least one prior anti-CD20 regimen. The BTD was based on interim data from the MZL cohort of the UNITY-NHL trial. In April 2019, the FDA granted orphan drug designation to umbralisib for the treatment of patients with any of the three types of marginal zone lymphoma (MZL): nodal, extranodal, and splenic MZL.

●
UNITY-NHL FL/SLL Single Agent Umbralisib Cohort: The FL/SLL cohort enrolled adult patients who had two or more prior lines of therapy that included an anti-CD20 monoclonal antibody and an alkylating agent. This cohort is fully enrolled with approximately 125 patients.

●
UNITY-NHL Additional Cohorts: There are additional exploratory cohorts of the UNITY-NHL trial focused on Diffuse Large B-Cell Lymphoma (DLBCL) and Mantle Cell Lymphoma (MCL). Currently there are four cohorts of the UNITY-NHL trial including, MZL, FL/SLL, DLBCL, and MCL. Each cohort is enrolled and evaluated separately from the others.

●
UNITY-CLL Phase 3 Trial Evaluating Umbralisib plus Ublituximab (U2): UNITY-CLL is a global Phase 3 randomized controlled clinical trial comparing the U2 combination to an active control arm of obinutuzumab plus chlorambucil in patients with both treatment naïve and relapsed or refractory CLL. Two additional arms evaluating single agent ublituximab and single agent umbralisib were also enrolled for purposes of evaluating contribution in the U2 combination regimen. The primary endpoint for this study is Progression Free Survival (PFS) which we intend to use to support a submission for approval of the U2 combination in CLL. The study completed enrollment in October 2017 with over 600 patients across the four treatment arms, with approximately 420 patients in the U2 and the active control arm combined. This trial is being conducted under Special Protocol Assessment (SPA) with FDA. In March 2019, the UNITY-CLL DSMB met to conduct a pre-planned futility analysis of progression-free survival (PFS). The DSMB determined that the trial was not futile and recommended the UNITY-CLL trial continue as planned. The pre-specified futility analysis of the UNITY-CLL trial did not allow for early stopping due to positive efficacy but only for lack of efficacy. During this meeting the DSMB also reviewed safety information from all 600+ CLL patients on trial, including over 300 treatment naïve and previously treated patients on umbralisib alone or in combination with ublituximab. Based on its review, no safety concerns were identified and the DSMB recommended the UNITY-CLL trial continue without modification.

●
ULTIMATE I & II Trials Evaluating Single Agent Ublituximab in RMS: ULTIMATE I and ULTIMATE II are two independent Phase 3 trials. Each trial is a global, randomized, multi-center, double-blinded, double-dummy, active-controlled study comparing ublituximab to teriflunomide in subjects with relapsing forms of Multiple Sclerosis (RMS). The primary endpoint for each study is Annualized Relapse Rate (ARR) following 96 weeks of treatment which we intend to use to support a submission for approval of ublituximab in RMS. These trials are being conducted under a SPA with the FDA. Full enrollment was completed in October of 2018, with approximately 1,100 subjects enrolled in both studies combined.

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

Our research and development expenses consist primarily of expenses related to in-licensing of new product candidates, fees paid to consultants and outside service providers for clinical and laboratory development, facilities-related and other expenses relating to the design, development, manufacture, testing and enhancement of our drug candidates and technologies including clinical trial related expenses. We expense our research and development costs as they are incurred.

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

Our clinical trials will be lengthy and expensive. Even if these trials show that our drug candidates are effective in treating certain diseases, there is no guarantee that we will be able to record commercial sales of any of our drug candidates in the near future, or at all. In addition, we expect losses to continue as we fund in-licensing and development of new drug candidates. As we further our development efforts, we may enter into additional third-party collaborative agreements and incur additional expenses, such as licensing fees and milestone payments. In addition, we may need to establish a commercial infrastructure required to manufacture, market and sell our medicines following approval, if any, by the FDA or a foreign health authority, which would result in incurring additional expenses. As a result, our quarterly results may fluctuate and a quarter-by-quarter comparison of our operating results may not be a meaningful indication of our future performance.

RESULTS OF OPERATIONS

Three months ended March 31, 2019 and 2018

License Revenue. License revenue was approximately $38,000 for each of the three months ended March 31, 2019 and 2018. License revenue is related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $1.5 million for the three months ended March 31, 2019, as compared to $2.9 million during the comparable period in 2018. The decrease in noncash compensation expense was primarily related to greater measurement date fair value of certain consultant restricted stock that was applicable during the period ended March 31, 2018.

Other Research and Development Expenses. Other research and development expenses decreased by $1.3 million to $30.9 million for the three months ended March 31, 2019, as compared to $32.2 million for the three months ended March 31, 2018. The decrease was mainly due to the primary clinical programs and related manufacturing costs for ublituximab and umbralisib have completed enrollment during 2018. We expect our other research and development costs to decrease modestly for the remainder of 2019as our primary clinical programs near completion.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants decreased by $4.1 million to $0.4 million for the three months ended March 31, 2019, as compared to $4.5 million for the three months ended March 31, 2018. The decrease in noncash compensation expense was primarily related to greater compensation expense during the three months ended March 31, 2018 related to restricted stock granted to executive personnel.

Other General and Administrative Expenses. Other general and administrative expenses decreased by $0.2 million to $1.9 million for the three months ended March 31, 2019, as compared to $2.1 million for the three months ended March 31, 2018. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2019.

Other (Income) Expense. Other expense increased by $0.5 million to approximately $0.5 million for the three months ended March 31, 2019, as compared to income of approximately $48,000 for the three months ended March 31, 2018. The increase is mainly due to an increase in interest expense related to the Hercules financing agreement and the associated amortization of debt issuance costs for the three months ended March 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash have been from the sale of equity securities, debt financings, the upfront payment from our Sublicense Agreement with Ildong, and warrant and option exercises. We have not yet commercialized any of our drug candidates and cannot be sure if we will ever be able to do so. Even if we commercialize one or more of our drug candidates, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to obtain regulatory approval for our drug candidates, successfully complete any post-approval regulatory obligations and successfully commercialize our drug candidates alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

As of March 31, 2019, we had approximately $92.5 million in cash and cash equivalents, and investment securities. We anticipate that our cash, cash equivalents, and investment securities on hand as of March 31, 2019, combined with the additional capital raised in the second quarter of 2019, will be sufficient to fund the Company’s planned operations through mid-2020. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Cash used in operating activities for the three months ended March 31, 2019 was $33.4 million as compared to $28.0 million for the three months ended March 31, 2018. The increase in cash used in operating activities was due primarily to increased expenditures associated with our ongoing clinical development programs.

For the three months ended March 31, 2019, net cash used in investing activities was $1.1 million as compared to cash provided by investing activities of $1.8 million for the three months ended March 31, 2018. The decrease in net cash provided by investing activities was primarily due to the greater investment in treasury securities during the three months ended March 31, 2018.

For the three months ended March 31, 2019, net cash provided by financing activities of $56.9 million related to the net proceeds from debt financings of $29.2 million and net proceeds from the issuance of common shares of $27.7 million.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of March 31, 2019, we have known contractual obligations, commitments and contingencies of $65.1 million related to our long-term debt, contract manufacturer and operating lease obligations.

Payment due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations
Operating leases	$16,748	$1,366	$2,700	$2,712	$9,970
Long-term debt	30,000	--	30,000	--	--
Contract manufacturer	18,350	18,350	--	--	--
Total	$65,098	$19,716	$32,700	$2,712	$9,970

The terms of certain of our licenses, royalties, development and collaboration agreements, as well as other research and development activities, require us to pay potential future milestone payments based on product development success. The above table excludes such obligations as the amount and timing of such obligations are unknown or uncertain.

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
●
The entity's promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

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

Stock Compensation. We have granted stock options and restricted stock to employees, directors and consultants, as well as warrants to other third parties. For employee, director and consultant grants the value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model takes into account volatility in the price of our stock, the risk-free interest rate, the estimated life of the option, the closing market price of our stock and the exercise price. We base our estimates of our stock price volatility on the historical volatility of our common stock and our assessment of future volatility; however, these estimates are neither predictive nor indicative of the future performance of our stock. For purposes of the calculation, we assumed that no dividends would be paid during the life of the options and warrants. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those equity awards expected to vest. As a result, if other assumptions had been used, our recorded stock-based compensation expense could have been materially different from that reported. In addition, because some of the options, restricted stock and warrants issued to employees, consultants and other third-parties vest upon the achievement of certain milestones, the total expense is uncertain. Compensation expense for such awards that vest upon the achievement of milestones is recognized when the achievement of such milestone becomes probable.

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

ASU 2018-11 is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with earlier adoption permitted. The Company adopted ASU 2018-11 on January 1, 2019 using a modified retrospective method and will not restate comparative periods. We elected the package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification and our assessment on whether a contract is or contains a lease. The adoption of this guidance resulted in the addition of material balances of right of use assets and lease liability to our consolidated balance sheets at January 1, 2019, primarily relating to our lease of office space (see Note 8). The impact to our consolidated statements of operations was not material as a result of this standard.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of March 31, 2019, our portfolio of financial instruments consists of cash equivalents, including bank deposits, and investments. Due to the short-term basis as well as the nature of our investments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In October 2018, a purported securities class action complaint was filed in the U.S. District Court for the Southern District of New York (the “Southern District”) against the Company and one of its officers on behalf of all shareholders who purchased or otherwise acquired TG Therapeutics common stock between June 4, 2018 and September 25, 2018 (the “Class Period”). The case was captioned Randall Reinmann v. TG Therapeutics Inc., and Michael S. Weiss, Case No. 1:18-cv-09104-KPF. The complaint alleged that, throughout the Class Period, the Company made false and/or misleading statements and/or failed to disclose various facts and circumstances regarding its UNITY-CLL study allegedly in violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In December 2018, the Southern District appointed Co-Lead Plaintiffs to represent the putative class, and approved their selection of Lead Counsel. On March 1, 2019, Co-Lead Plaintiffs filed a notice with the Southern District seeking to voluntarily dismiss the action in its entirety without prejudice, which was so-ordered by the Southern District the same day.

In addition, on December 18, 2018, a related shareholder derivative litigation was filed in the Southern District against the Company’s directors and one of its officers in litigation captioned Thessalus Capital v. Weiss, et al., 1:18-cv-11918-KPF. The Company was named only as a nominal defendant. The suit alleged that the officer and directors breached their fiduciary duties to the Company, wasted corporate assets, and violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with the Company’s alleged failure to disclose various facts and circumstances regarding its UNITY-CLL study. The plaintiff asserted that the alleged disclosure violations concerning the Company’s UNITY-CLL study caused the Company to incur losses, including defense costs, and further alleged that the named officer and directors received excessive compensation. On April 17, 2019, the plaintiff filed a notice with the Southern District seeking to voluntarily dismiss the action in its entirety without prejudice, which was so-ordered by the Southern District on April 18, 2019.

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

Since inception, we have focused substantially all of our efforts and financial resources on clinical trials and manufacturing of our drug candidates. To date, we have financed our operations primarily through public offerings of our common stock and a debt financing. Through May 10, 2019, we have received an aggregate of approximately $500 million from such transactions, including approximately $470 million in aggregate gross proceeds from the sale of common stock in one or more offerings and through the use of our ATM from January 2012 through May 2019 but excluding $30.0 million available under the term loan facility with Hercules that we secured in February 2019. As of March 31, 2019, there was $30.0 million available to borrow under that facility, subject to certain conditions of funding.

Since inception, we have incurred significant operating losses. As of March 31, 2019, we had an accumulated deficit of $563.5 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, if we obtain marketing approval for our drug candidates, we will incur significant sales, marketing and outsourced-manufacturing expenses. We have incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate revenue.

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
●
Establish commercial manufacturing capabilities alone and/or with third parties that are satisfactory to the regulatory authorities, cost effective, and that are capable of providing commercial supply of our drug candidates;
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

The development of pharmaceuticals is capital-intensive. We are currently advancing our most advanced drug candidates, umbralisib, ublituximab, TG-1501, TG-1701 and TG-1801 through clinical development.  While we may experience short-term decreases in clinical trial expenses as our larger Phase 3 clinical trials complete and before our Phase 1 and 2 programs can advance into Phase 2 and 3, we do expect over time our overall expenses will increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, and seek marketing approval for, our drug candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Moreover, in anticipation of filing for regulatory approvals for umbralisib and ublituximab we will need to expend substantial resources on manufacturing and NDA/ biologics license application (BLA) preparation over the next 12-24+ months, which could exceed any cost savings associated with lower clinical trial expenses during the same period.

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

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than funds already borrowed under the loan and security agreement that we entered into with Hercules in February 2019 (See Note 7 for more information). To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include restrictive covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, acquiring, selling or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through collaborations, strategic alliances or licensing arrangements with third parties at a time that is not desirable to us and we may be required to relinquish valuable rights to some intellectual property, future revenue streams, research programs or drug candidates or to grant licenses on terms that may not be favorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, see our risk factors under the heading “Risks Related to Our Indebtedness.”

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

                In February 2019, we entered into a Loan and Security Agreement (the "Loan Agreement"), with Hercules Capital, Inc., a Maryland corporation (“Hercules”) (See Note 7 for more information). Under the Loan Agreement, Hercules will provide access to term loans with an aggregate principal amount of up to $60.0 million (the “Term Loan”). Concurrently with the closing of the Loan Agreement, we borrowed an initial tranche of $30.0 million. In addition, we have incurred short term liabilities of approximately $18.0 million with a contract manufacturing organization (CMO) for the scale-up, tech-transfer, and long-term supply of one of our drug candidates. This is an expensive and lengthy process and we expect to incur additional obligations associated with these ongoing manufacturing activities over the course of the next 24 months, and potentially longer. To date, this CMO has provided payment terms which we believe are reasonable, however no assurance can be given that such terms will continue to be available to us in the future. No assurances can be made that the obligations associated with the Loan Agreement and the CMO will not have a material adverse impact on our financial condition.

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

                We are a development-stage biopharmaceutical company, and do not currently have any commercial products that generate revenues or any other sources of revenue. We may never be able to successfully develop marketable products. Our pharmaceutical development methods are unproven and may not lead to commercially viable products for a variety of reasons. We have substantially invested all of our efforts and financial resources in the identification and pre-clinical and clinical development of our drug candidates, including ublituximab, umbralisib, TG-1501, TG-1701 and TG-1801. Our ability to generate drug revenues, which we do not expect will occur for a number of years, if ever, will depend heavily on the successful completion of our current and future Phase 3 and registration-directed clinical trials and eventual commercialization of our drug candidates, which may never occur. We currently generate no revenues from sales of any drugs, and we may never be able to develop or commercialize a marketable drug. Each of our drug candidates will require additional non-clinical or clinical development, management of clinical, non-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from drug sales. The success of our most advanced drug candidates and other drug candidates will depend on several factors, including the following:

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

For instance, early clinical results seen with ublituximab (TG-1101) and/or umbralisib (TGR-1202) in a small number of patients may not be reproduced in expanded or larger clinical trials such as in our UNITY-CLL, UNITY-NHL and ULTIMATE I and II programs. Additionally, individually reported outcomes of patients treated in clinical trials may not be representative of the entire population of treated patients in such studies. Further, larger scale Phase 3 studies, which are often conducted internationally, are inherently subject to increased operational risks compared to earlier stage studies, including the risk that the results could vary on a region to region, or country to country basis which could materially adversely affect the study’s outcome or the opinion of the validity of the study results by applicable regulatory agencies. In addition, early clinical trial results from interim analysis or from the review of a Data Safety Monitoring Board (“DSMB”) or similar safety committee may not be reflective of the results of the entire study, when completed. Clinical trial results can change over time as additional patients are accrued to a study or as additional follow-up is conducted, which may result in a material negative impact on the preliminary results. For instance, we recently announced that the MZL cohort of the UNITY-NHL study met the primary endpoint of overall response rate (ORR), falling within our target range which was between 40%-50%, and while we believe that the ORR results have the potential to increase over time within this range, or beyond, as patients continue to be followed, no assurance can be given that that will be the case, and the results may ultimately fall at the lower end of the range. Further, time to event based endpoints such as duration of response (DOR) and PFS have the potential to change, sometimes drastically, with longer follow-up. No assurance can be provided that the ORR, DOR and PFS data from the MZL cohort of the UNITY-NHL study will be supportive of an FDA approval or will support broad market uptake based on the profile of competitor drugs which may be available. Additionally, while the MZL cohort of the UNITY-NHL study met its primary endpoint, each cohort of this study is operated and analyzed independently, and no assurance can be given that other cohorts from the UNITY-NHL study, including the FL/SLL cohort, MCL cohort and the DLBCL cohort, will meet their primary endpoint, have a positive outcome, or will be supportive of an FDA filing.

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

            Additionally, many of the results reported in our early clinical trials rely on local investigator assessed safety and efficacy outcomes which may differ from results assessed in a blinded, independent, centrally reviewed manner, often required of adequate and well controlled registration directed clinical trials which may be undertaken at a later date. All of our current Phase 3 and registration directed studies such as UNITY-CLL, UNITY-NHL and ULTIMATE I and II trials utilize blinded, independent, central review to assess the primary endpoint of such studies. If the results from interim analyses are not consistent with final results or results from our registration directed trials are different from the results found in the earlier studies of ublituximab and umbralisib, we may need to terminate or revise our clinical development plan, which could extend the time for conducting our development program and could have a material adverse effect on our business. For example, we recently presented to the FDA, interim results from the Marginal Zone Lymphoma (“MZL”) cohort of our UNITY-NHL trial that supported the granting of BTD. These interim results were also presented at the 2019 American Association of Cancer Research (AACR) annual meeting. No assurance can be given that the final results from that cohort will reflect the activity seen in these interim results, or that the final results will be sufficient to file for accelerated approval for umbralisib for the treatment of MZL, and if filed that umbralisib will receive accelerated approval. Similarly, while early Phase 1 data for umbralisib and ublituximab alone and together looked promising there is no assurance that the UNITY-CLL trial will be positive. Moreover, while we believe one of the key differentiators for umbralisib is its tolerability and side effect profile compared to other drugs in the same class, no assurance can be given that a differentiated safety and tolerability profile will be realized in our Phase 3 or registration directed trials such as UNITY-CLL or UNITY-NHL. Specifically, we have not yet assessed the final safety data from the MZL cohort of the UNITY-NHL study as patients continue on therapy, therefore there can be no assurance given that the final safety data, once fully analyzed, will be consistent with prior safety data presented on umbralisib, will be differentiated from other similar agents in the same class, or that it will be favorable enough to support an FDA filing. In addition, no assurance can be given that new toxicities, or an increase in the severity or frequency of previously seen toxicities, will not be observed, which could have a material negative impact on the approvability or marketability of umbralisib or any of our product candidates. Finally, while the Phase 2 data for ublituximab in MS looked promising, no assurance can be given that the profile will carry into Phase 3 and that the ULTIMATE I and II clinical trials will be positive.

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

Successful completion of our clinical trials is a prerequisite to submitting an NDA, or a BLA to the U.S. FDA and a Marketing Authorization Application (“MAA”), in the European Union for each drug candidate and, consequently, the ultimate approval and commercial marketing of our drug candidates. We do not know whether any of our clinical trials for our drug candidates will be completed on schedule, if at all.

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the DSMB for such trial or by the FDA or other regulatory authorities. Such health authorities may impose a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our drug candidates. Further, the FDA may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. This could happen even for a protocol that has received an SPA. In September 2015, we announced a Phase 3 clinical trial for the combination of ublituximab plus umbralisib for patients with CLL, which is being conducted pursuant to a SPA with the FDA and in August 2017 we announced an SPA for our registration program for ublituximab in RMS. Many companies which have been granted SPAs have ultimately failed to obtain final approval to market their drugs. Since we are seeking approvals under SPAs for some of our product registration strategies, based on protocol designs negotiated with the FDA, we may be subject to enhanced scrutiny. Further, any changes or amendments to a protocol that is being conducted under SPA will have to be reviewed and approved by the FDA to verify that the SPA agreement is still valid. Even if the primary endpoint in a Phase 3 clinical trial is achieved, a SPA does not guarantee approval. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the study design or data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee prior to making its final decision.

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

Our drug development costs will also increase if we experience delays in testing or regulatory approvals. We may also incur additional costs if enrollment is increased. All our current Phase 3 and registration-directed clinical trials, such as UNITY-CLL, UNITY-NHL and ULTIMATE I and II enrolled a larger number of patients than our initial projections, adding significant costs to those studies over and above what had been projected. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Certain clinical trials are designed to continue until a pre-determined number of events have occurred in the patients enrolled. Trials such as this are subject to delays stemming from patient withdrawal and from lower than expected event rates. UNITY-CLL is an event-driven study, which means the study can only end when a certain pre-specified number of events have occurred. In the case of UNITY-CLL, an event is defined as disease progression or death. Given that these events cannot be predicted with certainty, predicting accurately when this study will reach a sufficient number of events to be complete is impossible. We have stated we believe the number of events can be reached by YE19 or in 2020 but there can be no assurance that that will occur and timelines for the completion of this study should not be relied on given the inherent uncertainty. Delays beyond early 2020 could have a material and adverse impact on the Company. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our drug candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our drug candidates. Any delays in our pre-clinical or future clinical development programs may harm our business, financial condition and prospects significantly.

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
●
we may be required to change the way such drug candidates are distributed or administered, or to conduct additional clinical trials;
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

In January 2019, the FDA granted breakthrough therapy designation (also referred to as BTD) to umbralisib for the treatment of adult patients with relapsed or refractory MZL who have received at least one prior treatment including an anti-CD20 monoclonal antibody. We may also seek breakthrough therapy designation for some of our other drug candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Our breakthrough therapy designation was based on interim data from the MZL cohort of the UNITY-NHL clinical trial. No assurance can be given that the full results from the MZL cohort of the UNITY-NHL clinical trial will be positive and support a filing for accelerated approval.

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

Ublituximab received orphan-drug designation from the FDA for the treatment of Marginal Zone Lymphoma (Nodal and Extranodal) in September 2013, for the treatment of CLL in August of 2010, and orphan-drug designation by the EMA for the treatment of CLL in November of 2009. We also obtained orphan drug designation for umbralisib as monotherapy for the treatment of CLL in August 2016 and all three types of MZL (nodal, extranodal and splenic) in April 2019, and in January 2017, we announced that the FDA granted Orphan Drug designation covering the combination of ublituximab and umbralisib for the treatment of patients with CLL and DLBCL. As part of our business strategy, we may seek orphan drug designation for our other drug candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

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

Additionally, we use CRO’s to assist in the conduct of our current clinical trials and expect to use such services for future clinical trials and we rely upon medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and appropriate regulations. Our current and future CROs, investigators and other third parties play a significant role in the conduct of our trials and the subsequent collection and analysis of data from the clinical trials. There is no guarantee that any CROs, investigators and other third parties will devote adequate time and resources to our clinical trials or perform as contractually required. If any third parties upon whom we rely for administration and conduct of our clinical trials fail to meet expected deadlines, fail to adhere to its clinical protocols or otherwise perform in a substandard manner, our clinical trials may be extended, delayed or terminated, and we may not be able to commercialize our product candidates. In addition to the third parties identified above, we are also heavily reliant on the conduct of our patients enrolled to our studies by our third-party investigators. We rely on our clinical trial sites and investigators to properly identify and screen qualified candidates for our clinical trials, and for them to ensure participants adhere to our clinical protocol requirements. The majority of our clinical trial conduct occurs in the out-patient setting, where patients are expected to continue to adhere to our study protocol specified requirements. The ability of our enrolled patients to properly identify, document, and report adverse events; take protocol specified study drugs at the correct quantity, time, and setting, as applicable; avoid contraindicated medications; and comply with other protocol specified procedures such as returning to the trial site for scheduled laboratory and disease assessments, is wholly out of our control. Deviations from protocol procedures, such as those identified previously, could materially affect the quality of our clinical trial data, and therefore ultimately affect our ability to develop and commercialize our drug candidates. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trials unless we are able to transfer the care of those patients to another qualified clinical trial site. If any of our clinical trial sites are required by the FDA or IRB to close down due to data management or patient management or any other issues we may lose patients.  In our MS Phase 2 trial, during routine monitoring and site audits, significant Good Clinical Practice (GCP) violations and other noncompliance issues were identified at one of our US-based large academic sites. The investigator left the institution; shortly thereafter the site terminated their participation in our study, before all data could be source document verified. While we do not believe this will have any effect on the overall results of the MS Phase 2 trial, sensitivity analyses excluding data from this site will be performed and no assurance can be given that the results were not affected.

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

The third parties upon whom we rely for the supply of the active pharmaceutical ingredient ("API"), drug product, regulatory starting materials and intermediates for drug substance and other materials used in our drug candidates are our sole source of supply, and the loss of any of these suppliers could significantly harm our business.

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

As of May 3, 2019, we had 102 full-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. Our management and medical and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. To accommodate growth, additional physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Although we have listed our common stock on The Nasdaq Capital Market, an active trading market for our shares may not be sustained. In the absence of an active trading market for our common stock, investors may not be able to sell their common stock at or above the price at which they acquired their shares or at the time that they would like to sell. An inactive trading market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

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

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. As a result, we are required to periodically perform an evaluation of our internal control over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404 of the Sarbanes-Oxley Act. Additionally, our independent auditors are required to perform a similar evaluation and report on the effectiveness of our internal control over financial reporting. These efforts to comply with Section 404 will require the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal control over financial reporting and all other aspects of Section 404, we cannot be certain that a material weakness will not be identified when we test the effectiveness of our control systems in the future. If a material weakness is identified, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal control, which could have an adverse effect on the market price of our sto

Volatility in the price of our common stock may subject us to securities litigation, which could cause us to incur substantial costs and divert management's attention, financial resources and other company assets.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years.  Past lawsuits and any future lawsuits to which we may become a party are subject to inherent uncertainties and will likely be expensive and time-consuming to investigate, defend and resolve, and will divert our management's attention and financial and other resources. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of these and other suits, and we may not prevail. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle this or other lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, results of operations or stock price.  See Part II. Item I. Legal Proceedings above for additional information.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2018, we had federal net operating loss carryforwards of approximately $550.6 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. In addition, pursuant to the TCJA, we may not use net operating loss carry-forwards to reduce our taxable income in any year by more than 80%, and we may not carry back any net operating losses to prior years. These new rules apply regardless of the occurrence of an ownership change.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2019.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2019.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2019.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2019.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: May 10, 2019	By:	/s/ Sean A. Power
Sean A. Power Chief Financial Officer Principal Financial and Accounting Officer