Form 10-Q
period 2019-06-30
TG THERAPEUTICS, INC.
filed 2019-08-09
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(212) 554-4484

(Registrant’s telephone number, including area code)

Securities filed pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Exchange Name
Common Stock, par value $0.001	TGTX	The Nasdaq Stock Market LLC

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

Yes ☐ No ☒

There were 94,755,151 shares of the registrant’s common stock, $0.001 par value, outstanding as of August 2, 2019.

TG THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

TG Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$57,228	$41,958
Short-term investment securities	27,748	26,943
Prepaid research and development	8,478	9,691
Other current assets	987	439
Total current assets	94,441	79,031
Restricted cash	1,246	1,241
Leasehold interest, net	2,203	2,294
Equipment, net	237	251
Right of use asset	7,659	—
Goodwill	799	799
Total assets	$106,585	$83,616

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$31,498	$36,377
Other current liabilities	21,478	219
Lease liability – current portion	1,283	—
Accrued compensation	1,708	2,258
Total current liabilities	55,967	38,854
Deferred rent	—	1,462
Deferred revenue, net of current portion	838	914
Long-term debt	28,513	—
Lease liability – non current	8,062	—
Long-term liabilities	—	18,350
Total liabilities	93,380	59,580
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share (10,000,000 shares authorized, none issued and outstanding as of June 30, 2019 and December 31, 2018)	—	—
Common stock, $0.001 par value per share (150,000,000 shares authorized, 93,405,248 and 83,911,855 shares issued, 93,363,939 and 83,870,546 shares outstanding at June 30, 2019 and December 31, 2018, respectively)	93	84
Additional paid-in capital	613,059	552,531
Treasury stock, at cost, 41,309 shares at June 30, 2019 and December 31, 2018	(234)	(234)
Accumulated deficit	(599,713)	(528,345)
Total stockholders’ equity	13,205	24,036
Total liabilities and stockholders’ equity	$106,585	$83,616

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Operations

 (in thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

License revenue	$38	$38	$76	$76

Costs and expenses:
Research and development:
Non-cash stock expense associated with in–licensing agreements	100	3,000	100	4,000
Noncash compensation	1,352	888	2,841	3,747
Other research and development	31,414	34,812	62,310	65,971
Total research and development	32,866	38,700	65,251	73,718

General and administrative:
Noncash compensation	405	3,375	797	7,854
Other general and administrative	2,311	2,308	4,260	4,426
Total general and administrative	2,716	5,683	5,057	12,280

Total costs and expenses	35,582	44,383	70,308	85,998

Operating loss	(35,544)	(44,345)	(70,232)	(85,922)

Other (income) expense:
Interest expense	1,077	223	1,851	436
Other income	(408)	(426)	(715)	(687)
Total other (income) expense, net	669	(203)	1,136	(251)

Net loss	$(36,213)	$(44,142)	$(71,368)	$(85,671)

Basic and diluted net loss per common share	$(0.42)	$(0.59)	$(0.85)	$(1.18)

Weighted average shares used in computing basic and diluted net loss per common share	86,800,017	74,256,348	84,002,700	72,456,657

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional paid-in capital	Shares	Amount		Accumulated Deficit	Total
Balance at January 1, 2018	73,181,750	$73	$422,017	41,309	$(234)	$	(354,863)	$66,993
Issuance of restricted stock	87,500	*	*	--	--		--	--
Forfeiture of restricted stock	(123,911)	*	*	--	--		--	--
Issuance of common stock in At-the-Market offerings (net of offering costs of $0.9 million)	3,989,344	4	52,426	--	--		--	52,430
Compensation in respect of restricted stock granted to employees, directors and consultants	--	--	7,337	--	--		--	7,337
Net loss	--	--	--	--	--		(41,529)	(41,529)
Balance at March 31, 2018	77,134,683	$77	$481,781	41,309	$(234)		$(396,392)	$85,232
Issuance of restricted stock	1,333,011	1	(1)	--	--		--	--
Forfeiture of restricted stock	(6,750)	*	*	--	--		--	--
Issuance of common stock in At-the-Market offerings (net of offering costs of $1.9 million)	3,744,605	4	52,018	--	--		--	52,022
Compensation in respect of restricted stock granted to employees, directors and consultants	--	--	4,264	--	--		--	4,264
Shares issued in connection with in-licensing agreements	333,868	*	4,000					4,000
Net loss	--	--	--	--	--		(44,142)	(44,142)
Balance at June 30, 2018	82,539,417	$82	$542,062	41,309	$(234)		$(440,534)	$101,376

	Common Stock			Treasury Stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated Deficit	Total
Balance at January 1, 2019	83,911,855	$84	$552,531	41,309	$(234)	$(528,345)	$24,036
Issuance of restricted stock	23,000	*	*	--	--	--	--
Warrants issued with debt financing	--	--	993	--	--	--	993
Forfeiture of restricted stock	(67,628)	*	*	--	--	--	--
Issuance of common stock in public offering (net of offering costs of $0.2 million)	4,715,000	5	27,494	--	--	--	27,499
Compensation in respect of restricted stock granted to employees, directors and consultants	--	--	1,882	--	--	--	1,882
Net loss	--	--	--	--	--	(35,156)	(35,156)
Balance at March 31, 2019	88,582,227	89	582,900	41,309	(234)	(563,501)	19,254
Issuance of restricted stock	1,245,080	1	(1)	--	--	--	--
Forfeiture of restricted stock	(38,418)	*	*	--	--	--	--
Issuance of common stock in public offering	--	--	11	--	--	--	11
Issuance of common stock in At-the-Market offerings (net of offering costs of $0.5 million)	3,616,359	3	28,392	--	--	--	28,395
Compensation in respect of restricted stock granted to employees, directors and consultants	--	--	1,757	--	--	--	1,757
Net loss	--	--	--	--	--	(36,212)	(36,212)
Balance at June 30, 2019	93,405,248	$93	$613,059	41,309	$(234)	$(599,713)	$13,205

  * Amount less than one thousand dollars.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

(Unaudited)

	Six months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,368)	$(85,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock compensation expense	3,639	11,601
Noncash licensing expense	100	4,000
Depreciation	46	41
Amortization of premium on investment securities	(149)	(9)
Amortization of debt issuance costs	308	—
Non-cash change in lease liability and right-of-use asset	902	—
Change in fair value of notes payable and accrued interest	78	82
Changes in assets and liabilities:
Decrease (increase) in prepaid research and development and other current assets	663	(1,213)
Decrease in leasehold interest	91	53
(Increase) decrease in accrued interest receivable	(10)	22
(Decrease) increase in accounts payable and accrued expenses	(5,588)	8,898
Decrease in lease liability	(678)	—
Increase in interest payable	443	—
Increase in other current liabilities	2,388	—
Increase in deferred rent	—	46
Decrease in deferred revenue	(76)	(76)
Net cash used in operating activities	(69,211)	(62,226)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(32)	(58)
Investment in held-to-maturity securities	(14,146)	(6,965)
Proceeds from maturity of short-term securities	13,500	14,400
Net cash (used in) provided by investing activities	(678)	7,377

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	55,965	104,453
Proceeds from debt financings	29,679	—
Financing costs paid	(480)	—
Net cash provided by financing activities	85,164	104,453

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	15,275	49,604

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	43,199	57,305

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$58,474	$106,909

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$57,228	$105,672
Restricted cash	1,246	1,237
Total cash, cash equivalents and restricted cash	$58,474	$106,909

NONCASH TRANSACTIONS
Accrued offering costs	$60	$—
Deferred financing costs	$988	$—
Warrants issued with debt financing	$993	$—
Shares to be issued in connection with in-licensing	$100	$--

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are a biopharmaceutical company dedicated to developing and delivering medicines for patients with B-cell mediated diseases, including Chronic Lymphocytic Leukemia (CLL), non-Hodgkin Lymphoma (NHL) and Multiple Sclerosis (MS). We have developed a robust B-cell directed research and development (R&D) platform for identification of key B-cell pathways of interest and rapid clinical testing. Currently, we have five B-cell targeted drug candidates in clinical development, with the lead two therapies, ublituximab (TG-1101) and umbralisib (TGR-1202), in pivotal trials for CLL and NHL, with ublituximab also in pivotal trials for MS. Ublituximab is a novel anti-CD20 monoclonal antibody (mAb) that has been glycoengineered for enhanced potency over first generation antibodies. Umbralisib is an oral, once daily inhibitor of PI3K delta. Umbralisib also uniquely inhibits CK1-epsilon, which may allow it to overcome certain tolerability issues associated with first generation PI3K delta inhibitors. When used together in combination therapy, ublituximab and umbralisib are referred to as “U2”. Additionally, we have recently brought into Phase 1 clinical development TG-1501, an anti-PD-L1 monoclonal antibody, TG-1701, a covalently-bound Bruton’s Tyrosine Kinase (BTK) inhibitor, and TG-1801, an anti-CD47/CD19 bispecific antibody.

We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018. The accompanying condensed December 31, 2018 balance sheet has been derived from these statements. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

In December 2018, the Company created an Australian corporation, TG Therapeutics AUS Pty Ltd, as a wholly-owned subsidiary. This corporation’s functional currency, the Australian dollar, is also its reporting currency, and its financial statements are translated to U.S. dollars, the Company’s reporting currency, prior to consolidation. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, and all intercompany accounts and transactions have been eliminated in consolidation.

Liquidity and Capital Resources

We have incurred operating losses since our inception, expect to continue to incur operating losses for the foreseeable future, and may never become profitable. As of June 30, 2019, we have an accumulated deficit of approximately $599.7 million.

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

As of June 30, 2019, we had $85.0 million in cash and cash equivalents, and investment securities. The Company believes its cash, cash equivalents, and investment securities on hand as of June 30, 2019 along with the additional capital raised in the third quarter of 2019 (see Note 5) will be sufficient to fund the Company’s planned operations into the fourth quarter of 2020. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Our common stock is listed on the Nasdaq Capital Market and trades under the symbol “TGTX.”

Recently Issued Accounting Standards

In July 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-11, “Leases - Targeted Improvements” (“ASU 2018-11”) as an update to ASU 2016-02, Leases (“ASU 2016-02” or “Topic 842”) issued on February 25, 2016. ASU 2016-02 is effective for public business entities for fiscal years beginning January 1, 2019. ASU 2016-02 required companies to adopt the new leases standard at the beginning of the earliest period presented in the financial statements, which is January 1, 2017, using a modified retrospective transition method where lessees must recognize lease assets and liabilities for all leases even though those leases may have expired before the effective date of January 1, 2017. Lessees must also provide the new and enhanced disclosures for each period presented, including the comparative periods.

ASU 2018-11 provides an entity with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with ASC 840, “Leases” (“ASC 840”). An entity that elects this additional (and optional) transition method must provide the required ASC 840 disclosures for all periods that continue to be in accordance with ASC 840. The amendments do not change the existing disclosure requirements in ASC 840.

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

Restricted Cash

We record cash pledged or held in trust as restricted cash. As of June 30, 2019 and December 31, 2018, we have approximately $ 1.2 million of restricted cash pledged to secure a line of credit as a security deposit for an Office Agreement (see Note 8) .

Investment Securities

Investment securities at June 30, 2019 and December 31, 2018 consist of short-term government securities. We classify these securities as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.

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

Prepaid research and development in our consolidated balance sheets includes, among other things, certain costs to third party service providers related to development and manufacturing services as well as clinical development. These agreements often require payments in advance of services performed or goods received. Accordingly, as of June 30, 2019 and December 31, 2018, we recorded approximately $8.5 million and $9.7 million, respectively, in prepaid research and development related to such advance agreements.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share of our common stock is calculated by dividing net loss applicable to the common stock by the weighted average number of our common stock outstanding for the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because we incurred a net loss during the periods presented or because such potentially dilutive securities were out of the money and the Company realized net income during the periods presented. The amounts of potentially dilutive securities excluded from the calculation were 7,844,712 and 5,165,890 for the three and six months ended June 30, 2019 and 2018, respectively.

The following outstanding shares of potentially dilutive securities were excluded from the computation of net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three and Six Months Ended June 30,
	2019	2018
Unvested restricted stock	5,137,196	4,589,940
Stock options	2,543,710	560,000
Warrants	147,058	--
Shares issuable upon note conversion	16,748	15,950
Total	7,844,712	5,165,890

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

NOTE 2 – CASH AND CASH EQUIVALENTS

The following tables summarize our cash and cash equivalents at June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019	December 31, 2018

Checking and bank deposits	$54,997	$39,268
Money market funds	2,231	2,690
Total	$57,228	$41,958

NOTE 3 – INVESTMENT SECURITIES

Our investments as of June 30, 2019 and December 31, 2018 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our investment securities at June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between July 2019 and June 2020) (held-to-maturity)	$27,748	$45	$—	$27,793
Total short-term investment securities	$27,748	$45	$—	$27,793

	December 31, 2018
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2019 and November 2019) (held-to-maturity)	$26,943	$2	$10	$26,935
Total short-term investment securities	$26,943	$2	$10	$26,935

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

As of June 30, 2019 and December 31, 2018, the fair values of cash and cash equivalents, restricted cash, and notes and interest payable, approximate their carrying value.

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

The cumulative liability to the Ariston subsidiary including accrued and unpaid interest of the 5% Notes was approximately $18.8 million at June 30, 2019 and $18.4 million at December 31, 2018. No payments have been made on the 5% Notes since the merger and through June 30, 2019.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

As of December 31, 2013, as a result of expiring intellectual property rights and other factors, it was determined that net product cash flows from AST-726 were unlikely. As we have no other obligations under the 5% Notes aside from the net product cash flows and the conversion feature, the conversion feature was used to estimate the 5% Notes’ fair value as of June 30, 2019 and December 31, 2018. The assumptions, assessments and projections of future revenues are subject to uncertainties, difficult to predict, and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our condensed consolidated financial statements.

The following tables provide the fair value measurements of applicable financial liabilities as of June 30, 2019 and December 31, 2018:

(in thousands)	Financial liabilities at fair value as of June 30, 2019
	Level 1	Level 2	Level 3	Total

5% Notes	$--	$--	$145	$145
Total	$--	$--	$145	$145

	Financial liabilities at fair value as of December 31, 2018
	Level 1	Level 2	Level 3	Total

5% Notes	$--	$--	$67	$67
Total	$--	$--	$67	$67

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

The Company’s financial instruments include cash, cash equivalents consisting of money market funds, accounts payable and debt. Cash, cash equivalents, accounts payable and debt are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature.

The following table summarizes the changes in Level 3 instruments during the six months ended June 30, 2019:

(in thousands)

Fair value at December 31, 2018	$67
Interest accrued on face value of 5% Notes	456
Change in fair value of Level 3 liabilities	(378)
Fair value at June 30, 2019	$145

The change in the fair value of the Level 3 liabilities is reported in other (income) expense in the accompanying condensed consolidated statements of operations.

NOTE 5 - STOCKHOLDERS’ EQUITY

Preferred Stock

Our amended and restated certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, $ 0.001 par value, with rights senior to those of our common stock, issuable in one or more series. Upon issuance, we can determine the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock.

Common Stock

Our amended and restated certificate of incorporation authorizes the issuance of up to 150,000,000 shares of $ 0.001 par value common stock.

In May 2017, we filed a shelf registration statement on Form S-3 (the “2017 S-3”), which was declared effective in June 2017, replacing the 2015 S-3. Under the 2017 S-3, the Company may sell up to a total of $300 million of its securities. In connection with the 2017 S-3, we entered into an At-the-Market Issuance Sales Agreement (the “2017 ATM”) with Jefferies LLC, Cantor Fitzgerald & Co., FBR Capital Markets & Co., SunTrust Robinson Humphrey, Inc., Raymond James & Associates, Inc., Ladenburg Thalmann & Co. Inc. and H.C. Wainwright & Co., LLC (each a “2017 Agent” and collectively, the “2017 Agents”), relating to the sale of shares of our common stock. Under the 2017 ATM we pay the 2017 Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock.

In March 2019, we completed an underwritten public offering of 4,100,000 shares of our common stock (plus a 30-day underwriter overallotment option to purchase up to an additional 615,000 shares of common stock, which was exercised), at a price of $5.87 per share. Proceeds from this offering, including the overallotment, after underwriting discounts and offering expenses were approximately $27.5 million.

During the six months ended June 30, 2019, we sold a total of 3,616,359 shares of common stock under the 2017 ATM for aggregate total gross proceeds of approximately $28.9 million at an average selling price of $7.99 per share, resulting in net proceeds of approximately $28.4 million after deducting commissions and other transactions costs.

Subsequent to the second quarter, from July 1, 2019 through August 6, 2019, we sold an aggregate of 1,473,692 shares of common stock pursuant to the 2017 ATM for aggregate total gross proceeds of approximately $11.9 million at an average selling price of $8.05 per share, resulting in net proceeds of approximately $11.6 million after deducting commissions and other transactions costs.

 The 2017 S-3 is currently our only active shelf registration statement. After deducting shares already sold there is approximately $68.1 million of common stock that remains available for sale under the 2017 S-3. We may offer the securities under the 2017 S-3 from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that the 2017 S-3 provides us with the flexibility to raise additional capital to finance our operations as needed.

Equity Incentive Plans

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (“2012 Incentive Plan”) was approved by stockholders in June 2018. As of June 30, 2019, 6,637,199 shares of restricted stock and 2,543,710 options were outstanding and up to an additional 1,427,369 shares may be issued under the 2012 Incentive Plan.

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

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2019:

	Number of shares	Weighted- average exercise price	Weighted- average Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2018	1,916,900	$6.50	9.75	$—
Granted	740,000	6.90
Exercised	—	—
Forfeited	(113,190)	6.33
Expired	—	—
Outstanding at June 30, 2019	2,543,710	$6.63	9.39	$5,684,217

Expected to vest at June 30, 2019	2,543,710	$6.63	9.39	$5,684,217

Exercisable at June 30, 2019	—	$—	--	$—

Total expense associated with the stock options was approximately $0.8 million and zero during the three months ended June 30, 2019 and 2018, respectively, and $1.5 million and zero during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the stock options outstanding include options granted to both employees and non-employees which are both time-based and milestone-based. Stock-based compensation for milestone-based options will be recorded if and when a milestone occurs.

The fair value of the Company’s option awards granted during the six months ended June 30, 2019 and 2018 were estimated on the grant date using the Black-Scholes option-pricing model using the assumptions below:

Six months ended
	June 30, 2019	June 30, 2018
Volatility	172.99-291.61	186.99-305.77
Expected term (in years)	5.0-6.25	5.0-6.25
Risk-free rate	1.96-2.49%	2.56-2.72%
Expected dividend yield	—%	--%

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting.

The following table summarizes restricted share activity for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	6,095,692	$8.07
Granted	1,268,080	12.95
Vested	(620,527)	8.91
Forfeited	(106,046)	7.82
Outstanding at June 30, 2019	6,637,199	$7.76

Total expense associated with restricted stock grants was approximately $1.0 million and $4.3 million during the three months ended June 30, 2019 and 2018, respectively, and $2.1 million, and $11.6 million during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was approximately $4.5 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 1.2 years. This amount does not include, as of June 30, 2019, 4,182,391 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones. Until the measurement date is reached for milestone awards, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the grant date.

Stock-Based Compensation

The following table summarizes stock-based compensation expense information about restricted stock and stock options for the three and six months ended June 30, 2019:

(in thousands)	Three months ended June 30, 2019	Six months ended June 30, 2019
Stock-based compensation expense associated with restricted stock	$950	$2,127
Stock-based compensation expense associated with option grants	807	1,512
Total	$1,757	$3,639

Warrants

The following table summarizes warrant activity for the six months ended June 30, 2019:

	Warrants	Weighted-average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2018	—	$--	$--
Issued	147,058	4.08
Exercised	—	--
Expired	—	--
Outstanding at June 30, 2019	147,058	$4.08	$672,055

There was no stock compensation expense related to warrants during the six months ended June 30, 2019.

NOTE 6 – OTHER LIABILITIES

The following is a summary of Notes Payable included in other current liabilities on the Company’s condensed consolidated balance sheet:

	June 30, 2019			December 31 , 2018
(in thousands)	Current portion, net	Non-current portion, net	Total	Current portion, net	Non-current portion, net	Total
Convertible 5% Notes Payable	$145	$—	$145	$67	$—	$67
Total	$145	$—	$145	$67	$—	$67

--

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

The cumulative liability including accrued and unpaid interest of these notes was approximately $18.8 million at June 30, 2019 and $18.4 million at December 31, 2018. No payments have been made on the 5% Notes as of June 30, 2019.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments (see Note 4 for further details).

Current Liabilities

In 2018, we entered into an agreement with a contract manufacturer for the clinical and potential commercial supply of one of our product candidates. As part of this agreement, the contract manufacturer has agreed to defer payment of certain costs and expenses under the agreement in exchange for the payment of an administrative fee. To date we have incurred expenses related to this agreement of approximately $20.7 million as of June 30, 2019, which includes both service fees and raw material costs. No payments have been made to the contract manufacturer as of June 30, 2019. Accordingly, as of June 30, 2019, $20.7 million is included in current liabilities in the Company’s unaudited condensed consolidated balance sheet, of which $16.7 million and $4.0 million are due in the first and second quarter of 2020, respectively. As of December 31, 2018, $18.4 million is included in long-term liabilities in the Company’s condensed consolidated balance sheet. We will incur an administrative fee of six percent (6%) per year starting from the date of invoice issuance. For the three and six months ended June 30, 2019, we have accrued $ million in administrative fees in connection with these costs, which has been included in interest expense in the Company’s unaudited condensed consolidated statements of operations.

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

The Term Loan is secured by a lien on substantially all of the assets of the Borrower, other than intellectual property and contains customary covenants and representations, including a liquidity covenant, financial reporting covenant and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries. As of June 30, 2019, the Company has been in compliance with all covenants.

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

The Loan Agreement also contains warrant coverage of 2% of the total amount funded. A warrant (the “Warrant”) was issued by Borrower to Hercules to purchase 147,058 shares of common stock with an exercise price of $4.08. The Warrant shall be exercisable for seven years from the date of issuance. Hercules may exercise the Warrant either by (a) cash or check or (b) through a net issuance conversion. The shares will be registered and freely tradeable within six months of issuance. The Company accounted for the Warrant as an equity instrument since it was indexed to the Company’s common shares and met the criteria for classification in shareholders’ equity. The relative fair value of the Warrant on the date of issuance was approximately $1.0 million and was treated as an offset to the Term Loan. This amount will be amortized to interest expense using the straight line method, which approximates the effective interest method, over the life of the Term Loan.

The Company estimated the fair value of the Warrant using the Black-Scholes model based on the following key assumptions:

Exercise Price	$4.08
Common share price on date of issuance	$6.80
Volatility	195.9%
Risk-free interest rate	2.63%
Expected dividend yield	—%
Contractual term (in years)	7.00 years

The Company incurred financing expenses of $2.8 million related to the Hercules Loan Agreement which are recorded as an offset to long-term debt on the Company’s condensed consolidated balance sheet. The debt issuance costs are being amortized over the term of the debt using the straight line method, which approximates the effective interest method, and are included in interest expense in the Company’s unaudited condensed consolidated statements of operations. Amortization of debt issuance costs was $ 0.2 million and $ 0.3 million for the three and six months ended June 30, 2019, respectively. At June 30, 2019, the remaining unamortized balance of debt issuance costs were $2.5 million.

Long-term debt as of as of June 30, 2019, is as follows (in thousands):

June 30, 2019
Long-term debt	$30,000
End of term fee	975
30,975
Less: unamortized debt issuance costs	(2,462)
28,513
Less: Current portion	—
Long-term debt– non-current	$28,513

NOTE 8 – LEASES

In October 2014, we entered into an agreement (the “Office Agreement”) with Fortress Biotech, Inc. (“FBIO”) to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO, which is now our corporate headquarters. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.1 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. At January 1, 2019 we recognized a lease liability and corresponding Right of Use (ROU) asset based on the present value of the remaining lease payments for all of our leased office spaces, the majority of which is comprised of our New York City office space. The present values of our lease liability and corresponding ROU asset are $9.3 million and $7.7 million, respectively, as of June 30, 2019. Our leases have remaining lease terms of 1 year to 12 years. One lease has a renewal option to extend the lease for an additional term of 2 years.

The initial commitment period of the 45% rate is for a period of three (3) years. We and FBIO are currently determining actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. Also in connection with this lease, in October 2014 we pledged $0.6 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying consolidated balance sheets. Additional collateral of $0.6 million was pledged in April 2018 to increase the letter of credit for the office space.

The following components of lease expense are included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2019:

	Three months ended,	Six months ended,
(in thousands)	June 30, 2019	June 30, 2019
Operating lease cost	$575	$993
Net lease cost	$575	$993

As of June 30, 2019, the weighted-average remaining operating lease term was 9.6 years and the weighted-average discount rate for operating leases was 10.25%. Cash paid for amounts included in the measurement of operating lease liabilities during the six months ended June 30, 2019 was $0.7 million.

The balance sheet classification of lease liabilities was as follows:

(in thousands)	June 30, 2019
Liabilities
Lease liability – current portion	$1,283
Lease liability – non-current	8,062
Total lease liability	$9,345

As of June 30, 2019, the maturities of lease liabilities were as follows:

(in thousands)	Operating leases
Remainder of 2019	$685
2020	1,348
2021	1,353
2022	1,374
2023	1,367
After 2023	10,282
Total lease payments	16,409
Less: Interest	(7,064)
Present value of lease liabilities(*)	$9,345

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

An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $,000 for each of the three months ended June 30, 2019 and 2018, and $,000 for each of the six months ended June 30, 2019 and 2018 and, at June 30, 2019 and December 31, 2018, have deferred revenue of approximately $1.0 million and $1.1 million, respectively, associated with this $2 million payment (approximately $,000 of which has been classified in current liabilities at June 30, 2019 and December 31, 2018).

We may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to us on net sales of ublituximab in the sublicense territory.

TG-1701: BTK

In January 2018, we entered into a global exclusive license agreement with Jiangsu Hengrui Medicine Co. (“Hengrui”), to acquire worldwide intellectual property rights, excluding Asia but including Japan, and for the research, development, manufacturing, and commercialization of products containing or comprising of any of Hengrui’s Bruton’s Tyrosine Kinase inhibitors containing the compounds of either TG-1701 (SHR1459 or EBI1459) or TG1702 (SHR1266 or EBI1266). Pursuant to the agreement, in April 2018, we paid Jiangsu an upfront fee of $1.0 million in our common stock recorded to non-cash stock expense associated with in-licensing agreements in our  condensed  consolidated statement of operations. In addition, in June 2019, we paid Jiangsu the first milestone of $0.1 million in our common stock recorded to non-cash stock expense associated with in-licensing agreements in our consolidated statement of operations. Jiangsu is eligible to receive milestone payments totaling approximately $350 million upon and subject to the achievement of certain milestones. Various provisions allow for payments in conjunction with the agreement to be made in cash or our common stock, while others limit the form of payment. Royalty payments in the low double digits are due on net sales of licensed products and revenue from sublicenses.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

In October 2014, we entered into an agreement (the “Office Agreement”) with Fortress Biotech, Inc. (“FBIO”), to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO, which is now our corporate headquarters. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.1 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. At January 1, 2019, we recognized a lease liability of $9.3 million, with a corresponding Right of Use (ROU) asset of $7.7 million based on the present value of the remaining lease payments for all of our leased office spaces, the majority of which is comprised of our New York City office space. Mr. Weiss, our Executive Chairman and CEO, is also Executive Vice Chairman of FBIO.

Under the Office Agreement, we agreed to pay FBIO our portion of the build out costs, which have been allocated to us at the 45% rate mentioned above. The allocated build-out costs have been recorded in Leasehold Interest, net on the Company’s consolidated balance sheets and will be amortized over the 15-year term of the Office Agreement. The initial commitment period of the 45% rate is for a period of three (3) years. We and FBIO are currently determining actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. Also, in connection with this lease, in October 2014 we pledged $0.6 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying consolidated balance sheets. Additional collateral of $0.6 million was pledged in April 2018 to increase the letter of credit for the office space.

In July 2015, we entered into a Shared Services Agreement (the “Shared Services Agreement”) with FBIO to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. This Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $0.4 million and $1.1 million for shared services for the six months ended June 30, 2019 and 2018, respectively, and expenses of approximately $0.2 million and $0.8 million for the three months ended June 30, 2019 and 2018, primarily related to shared personnel.

In March 2015, we entered into a Global Collaboration Agreement (“Collaboration Agreement”) with Checkpoint for the development and commercialization of anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies. The Collaboration Agreement was amended in June 2019 and upon execution of the amendment we incurred an upfront fee of $1.0 million. We incurred expenses of approximately $1.4 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively, and expenses of approximately $1.1 million and $0.2 million for the three months ended June 30, 2019 and 2018, the majority of which relates to the upfront fee of $1.0 million resulting from the amendment. The relevant expenses are recorded in other research and development in the accompanying condensed consolidated statement of operations.

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

OVERVIEW

We are a biopharmaceutical company dedicated to developing and delivering medicines for patients with B-cell mediated diseases, including Chronic Lymphocytic Leukemia (CLL), non-Hodgkin Lymphoma (NHL) and Multiple Sclerosis (MS). We have developed a robust B-cell directed research and development (R&D) platform for identification of key B-cell pathways of interest and rapid clinical testing. Currently, we have five B-cell targeted drug candidates in clinical development, with the lead two therapies, ublituximab (TG-1101) and umbralisib (TGR-1202), in pivotal trials for CLL and NHL, with ublituximab also in pivotal trials for MS. Ublituximab is a novel anti-CD20 monoclonal antibody (mAb) that has been glycoengineered for enhanced potency over first generation antibodies. Umbralisib is an oral, once daily inhibitor of PI3K delta. Umbralisib also uniquely inhibits CK1-epsilon, which may allow it to overcome certain tolerability issues associated with first generation PI3K delta inhibitors. When used together in combination therapy, ublituximab and umbralisib are referred to as “U2”. Additionally, we have recently brought into Phase 1 clinical development TG-1501, an anti-PD-L1 monoclonal antibody, TG-1701, a covalently-bound Bruton’s Tyrosine Kinase (BTK) inhibitor, and TG-1801, an anti-CD47/CD19 bispecific antibody.

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

Clinical Drug Candidate (molecular target)	Initial Target Disease	Stage of Development (pivotal study)
Ublituximab/TG-1101 (anti-CD20/mAb)	Chronic Lymphocytic Leukemia	Phase 3 trial (UNITY-CLL)
	Relapsing Multiple Sclerosis	Phase 3 trials (ULTIMATE I and II)
Umbralisib/TGR-1202 (PI3K delta inhibitor)	Chronic Lymphocytic Leukemia	Phase 3 trial (UNITY-CLL)
	Marginal Zone Lymphoma	Phase 2b trial (UNITY-NHL)
	Follicular Lymphoma	Phase 2b trial (UNITY-NHL)
TG-1501 (anti-PDL1)	B-cell Cancers	Phase 1 trial
TG-1701 (BTK inhibitor)	B-cell Cancers	Phase 1 trial
TG-1801 (anti-CD47/CD19)	B-cell Cancers	Phase 1 trial

Phase 3 and Registration-Directed Clinical Trial Highlights

The company has initiated and enrolled several Phase 3 and registration-directed Phase 2b clinical trials (i.e., clinical trials that may support a marketing application for approval). The following are the current Phase 3 trials and registration-directed Phase 2b clinical trials:

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

●

UNITY-NHL MZL Single Agent Umbralisib Cohort: The MZL cohort enrolled adult patients who had at least one prior line of therapy that included an anti-CD20 monoclonal antibody. In February 2019, we announced that the MZL cohort met the primary endpoint of ORR as determined by Independent Review Committee (IRC) for all treated patients (n=69). The results met the Company’s target guidance of 40-50% ORR. Interim safety and efficacy data from the MZL cohort were presented in an oral presentation at the American Association for Cancer Research (AACR) annual meeting on April 1, 2019. The data presented included safety and tolerability data on all 69 treated patients (safety population) and efficacy data on 42 patients who were enrolled at least 9 cycles (28 day cycles) prior to the data cut-off date (interim efficacy population). The safety population had a median duration of exposure of 6.9 months and no unexpected toxicities were observed. Analysis of the interim efficacy population showed an ORR by IRC of 52%, including 19% CR rate, an 88% clinical benefit rate by IRC (defined as patients obtaining Complete Response + Partial Response + Stable Disease) and a median duration of exposure of 10.1 months. These results were also presented in oral presentations during the 2019 American Society of Clinical Oncology (ASCO) annual meeting and the 2019 International Conference on Malignant Lymphoma (ICML) both held in June of 2019. Previously, in January 2019, the U.S. Food and Drug Administration ( FDA) granted Breakthrough Therapy Designation (BTD) to umbralisib for the treatment of adult patients with MZL who have received at least one prior anti-CD20 regimen. The BTD was based on interim data from the MZL cohort of the UNITY-NHL trial. In April 2019, the FDA granted orphan drug designation to umbralisib for the treatment of patients with any of the three types of marginal zone lymphoma (MZL): nodal, extranodal, and splenic MZL. In June of 2019, we had a BTD meeting with the FDA to discuss the MZL submission strategy. Based on this meeting, we anticipate initiating a New Drug Application (NDA) submission for patients with previously treated MZL by year-end 2019.

●

UNITY-NHL FL/SLL Single Agent Umbralisib Cohort: The FL/SLL cohort enrolled adult patients who had two or more prior lines of therapy that included an anti-CD20 monoclonal antibody and an alkylating agent. This cohort is fully enrolled with approximately 125 patients.

●

UNITY-NHL Additional Cohorts: There are additional exploratory cohorts of the UNITY-NHL trial focused on Diffuse Large B-Cell Lymphoma (DLBCL) and Mantle Cell Lymphoma (MCL). In total, there are currently four cohorts in the UNITY-NHL trial including, MZL, FL/SLL, DLBCL, and MCL. Each cohort is enrolled and evaluated separately from the others.

●

UNITY-CLL Phase 3 Trial Evaluating Umbralisib plus Ublituximab (U2): UNITY-CLL is a global Phase 3 randomized controlled clinical trial comparing the U2 combination to an active control arm of obinutuzumab plus chlorambucil in patients with both treatment naïve and relapsed or refractory CLL. Two additional arms evaluating single agent ublituximab and single agent umbralisib were also enrolled for purposes of evaluating contribution in the U2 combination regimen. The primary endpoint for this study is Progression Free Survival (PFS) which we intend to use to support a submission for approval of the U2 combination in CLL. The study completed enrollment in October 2017 with over 600 patients across the four treatment arms, with approximately 420 patients in the U2 and the active control arm combined. This trial is  conducted under Special Protocol Assessment (SPA) with FDA. In March 2019, the UNITY-CLL DSMB met to conduct a pre-planned futility analysis of PFS. The DSMB determined that the trial was not futile and recommended the UNITY-CLL trial continue as planned. The pre-specified futility analysis of the UNITY-CLL trial did not allow for early stopping due to positive efficacy but only for lack of efficacy. During this meeting the DSMB also reviewed safety information from all 600+ CLL patients on trial, including over 300 treatment naïve and previously treated patients on umbralisib alone or in combination with ublituximab. Based on its review, no safety concerns were identified and the DSMB recommended the UNITY-CLL trial continue without modification.

●

ULTIMATE I & II Trials Evaluating Single Agent Ublituximab in RMS: ULTIMATE I and ULTIMATE II are two independent Phase 3 trials. Each trial is a global, randomized, multi-center, double-blinded, double-dummy, active-controlled study comparing ublituximab to teriflunomide in subjects with relapsing forms of Multiple Sclerosis (RMS). The primary endpoint for each study is Annualized Relapse Rate (ARR) following 96 weeks of treatment which we intend to use to support a submission for approval of ublituximab in RMS. These trials are  conducted under a SPA with the FDA. Full enrollment was completed in October of 2018, with approximately 1,100 subjects enrolled in both studies combined.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2019 and 2018

License Revenue. License revenue was approximately $38,000 for each of the three months ended June 30, 2019 and 2018. License revenue is related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Stock Expense Associated with In-Licensing Agreement (Research and Development). Noncash stock expense associated with in-licensing agreement (research and development) amounted to $0.1 million for the three months ended June 30, 2019, as compared to $3.0 million during the comparable period in 2018.  The expense during the three months ended June 30, 2018 was recorded in conjunction with the stock issued to Novimmune as an upfront payment for the license to the CD47/CD-19 program.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $1.4 million for the three months ended June 30, 2019, as compared to $0.9 million during the comparable period in 2018. The increase in noncash compensation expense was primarily due to noncash stock expense related to stock  options  during the period ended June 30, 2019.

Other Research and Development Expenses. Other research and development expenses decreased by $3.4 million to $31.4 million for the three months ended June 30, 2019, as compared to $34.8 million for the three months ended June 30, 2018. The decrease was mainly due to the primary clinical programs for ublituximab and umbralisib having completed enrollment during 2018. We expect our other research and development costs to decrease modestly for the remainder of 2019 as our primary clinical programs near completion.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants decreased by $3.0 million to $0.4 million for the three months ended June 30, 2019, as compared to $3.4 million for the three months ended June 30, 2018. The decrease in noncash compensation expense was primarily related to greater compensation expense during the three months ended June 30, 2018 related to restricted stock granted to executive personnel.

Other General and Administrative Expenses. Other general and administrative expenses was $2.3 million for the three months ended June 30, 2019 and 2018.  We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2019.

Interest Expense. Interest expense increased by $0.9 million to $1.1 million for the three months ended June 30, 2019, as compared to expense of $0.2 million for the three months ended June 30, 2018. The increase is mainly due to the interest expense related to the Hercules financing agreement and the associated amortization of debt issuance costs for the three months ended June 30, 2019.

Other Income. Other income remained consistent between the two periods totaling $0.4 million for the three months ended June 30, 2019 and 2018. We expect our other income to remain at a comparable level for the remainder of 2019.

Six months ended June 30, 2019 and 2018

License Revenue. License revenue was approximately $0.1 million for each of the six months ended June 30, 2019 and 2018. License revenue for the six months ended June 30, 2019 and 2018 was related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong.

Noncash Stock Expense Associated with In-Licensing Agreement (Research and Development). Noncash stock expense associated with in-licensing agreement (research and development) amounted to $0.1 million for the six months ended June 30, 2019, as compared to $4.0 million during the comparable period in 2018. The expense during the six months ended June 30, 2018 was recorded in conjunction with the stock issued to Novimmune and Jiangsu Hengrui as upfront payments for the licenses to the CD47/CD19 and BTK programs, respectively.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $2.8 million for the six months ended June 30, 2019, as compared to $3.7 million during the comparable period in 2018. The decrease in noncash compensation expense was primarily related to greater measurement date fair value of certain consultant restricted stock that was applicable during the period ended June 30, 2018.

Other Research and Development Expenses. Other research and development expenses decreased by $3.7 million to $62.3 million for the six months ended June 30, 2019, as compared to $66.0 million for the six months ended June 30, 2018. The decrease was mainly due to the primary clinical programs for ublituximab and umbralisib having completed enrollment during 2018. We expect our other research and development costs to decrease modestly for the remainder of 2019 as our primary clinical programs near completion.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants decreased by $7.1 million to $0.8 million for the six months ended June 30, 2019, as compared to $7.9 million for the six months ended June 30, 2018. The decrease in noncash compensation expense was primarily related to greater compensation expense during the six months ended June 30, 2018 related to restricted stock granted to executive personnel.

Other General and Administrative Expenses. Other general and administrative expenses decreased by $0.1 million to $4.3 million for the six months ended June 30, 2019, as compared to $4.4 million for the six months ended June 30, 2018. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2019.

Interest Expense. Interest expense increased by $1.5 million to $1.9 million for the six months ended June 30, 2019, as compared to expense of $0.4 million for the six months ended June 30, 2018. The increase is mainly due to the interest expense related to the Hercules financing agreement and the associated amortization of debt issuance costs for the six months ended June 30, 2019.

Other Income. Other income remained consistent between the two periods totaling $0.7 million for the six months ended June 30, 2019 and 2018. We expect our other income to remain at a comparable level for the remainder of 2019.

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

As of June 30, 2019, we had approximately $85.0 million in cash and cash equivalents, and investment securities. We anticipate that our cash, cash equivalents, and investment securities on hand as of June 30, 2019, combined with the additional capital raised in the third quarter of 2019, will be sufficient to fund the Company’s planned operations into the fourth quarter of 2020. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Cash used in operating activities for the six months ended June 30, 2019 was $69.2 million as compared to $62.2 million for the six months ended June 30, 2018. The increase in cash used in operating activities was due primarily to increased expenditures associated with our ongoing clinical development programs and paydown of accounts payable and accrued expenses.

For the six months ended June 30, 2019, net cash used in investing activities was $0.7 million as compared to cash provided by investing activities of $7.4 million for the six months ended June 30, 2018. The decrease in net cash provided by investing activities was primarily due to the greater investment in treasury securities during the six months ended June 30, 2019.

For the six months ended June 30, 2019, net cash provided by financing activities of $85.2 million related to the net proceeds from debt financings and net proceeds from the issuance of common stock as part of our 2017 ATM program and a public offering in March 2019.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of June 30, 2019, we have known contractual obligations, commitments and contingencies of $67.1 million related to our long-term debt, contract manufacturer and operating lease obligations.

Payment due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations
Long-term debt	$30,000	$--	$30,000	$--	$--
Contract manufacturer	20,738	20,738	--	--	--
Operating leases	16,410	1,363	2,707	2,682	9,658
Total	$67,148	$22,101	$32,707	$2,682	$9,658

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-11, “Leases - Targeted Improvements” (“ASU 2018-11”) as an update to ASU 2016-02, Leases (“ASU 2016-02” or “Topic 842”) issued on February 25, 2016. ASU 2016-02 is effective for public business entities for fiscal years beginning January 1, 2019. ASU 2016-02 required companies to adopt the new leases standard at the beginning of the earliest period presented in the financial statements, which is January 1, 2017, using a modified retrospective transition method where lessees must recognize lease assets and liabilities for all leases even though those leases may have expired before the effective date of January 1, 2017. Lessees must also provide the new and enhanced disclosures for each period presented, including the comparative periods.

ASU 2018-11 provides an entity with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with ASC 840, “Leases” (“ASC 840”). An entity that elects this additional (and optional) transition method must provide the required ASC 840 disclosures for all periods that continue to be in accordance with ASC 840. The amendments do not change the existing disclosure requirements in ASC 840.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of June 30, 2019, our portfolio of financial instruments consists of cash equivalents, including bank deposits, and investments. Due to the short-term basis as well as the nature of our investments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our investments. Due to the short-term basis as well as the nature of our investments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 Since inception, we have focused substantially all of our efforts and financial resources on clinical trials and manufacturing of our drug candidates. To date, we have financed our operations primarily through public offerings of our common stock and a debt financing. Through August 6, 2019, we have received an aggregate of approximately $520 million from such transactions, including approximately $490 million in aggregate gross proceeds from the sale of common stock in one or more offerings and through the use of our ATM from January 2012 through August 2019 but excluding $30.0 million available under the term loan facility with Hercules that we secured in February 2019. As of June 30, 2019, there was $30.0 million available to borrow under that facility, subject to certain conditions of funding.

Since inception, we have incurred significant operating losses. As of June 30, 2019, we had an accumulated deficit of $599.7 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, if we obtain marketing approval for our drug candidates, we will incur significant sales, marketing and outsourced-manufacturing expenses. We have incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate revenue.

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

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than funds already borrowed under the loan and security agreement that we entered into with Hercules in February 2019 (See Note 7 to our condensed consolidated financial statements for more information). To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include restrictive covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, acquiring, selling or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through collaborations, strategic alliances or licensing arrangements with third parties at a time that is not desirable to us and we may be required to relinquish valuable rights to some intellectual property, future revenue streams, research programs or drug candidates or to grant licenses on terms that may not be favorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, see our risk factors under the heading “Risks Related to Our Indebtedness.”

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

Due to limited resources w e may fail to capitalize on programs or product candidates that may present a greater commercial opportunity or for which there is a greater likelihood of success.

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

In February 2019, we entered into a Loan and Security Agreement (the “Loan Agreement”), with Hercules Capital, Inc., a Maryland corporation (“Hercules”) (See Note 7 for more information). Under the Loan Agreement, Hercules will provide access to term loans with an aggregate principal amount of up to $60.0 million (the “Term Loan”). Concurrently with the closing of the Loan Agreement, we borrowed an initial tranche of $30.0 million. In addition, we have incurred short term liabilities of approximately $20.7 million with a contract manufacturing organization (CMO) for the scale-up, tech-transfer, and long-term supply of one of our drug candidates. This is an expensive and lengthy process and we expect to incur additional obligations associated with these ongoing manufacturing activities over the course of the next 24 months, and potentially longer. To date, this CMO has provided payment terms which we believe are reasonable, however no assurance can be given that such terms will continue to be available to us in the future. No assurances can be made that the obligations associated with the Loan Agreement and the CMO will not have a material adverse impact on our financial condition.

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

For instance, early clinical results seen with ublituximab (TG-1101) and/or umbralisib (TGR-1202) in a small number of patients may not be reproduced in expanded or larger clinical trials such as in our UNITY-CLL, UNITY-NHL and ULTIMATE I and II programs. Additionally, individually reported outcomes of patients treated in clinical trials may not be representative of the entire population of treated patients in such studies. Further, larger scale Phase 3 studies, which are often conducted internationally, are inherently subject to increased operational risks compared to earlier stage studies, including the risk that the results could vary on a region to region, or country to country basis which could materially adversely affect the study’s outcome or the opinion of the validity of the study results by applicable regulatory agencies. In addition, early clinical trial results from interim analysis or from the review of a Data Safety Monitoring Board (“DSMB”) or similar safety committee may not be reflective of the results of the entire study, when completed. Clinical trial results can change over time as additional patients are accrued to a study or as additional follow-up is conducted, which may result in a material negative impact on the preliminary results. For instance, we recently announced that the MZL cohort of the UNITY-NHL study met the primary endpoint of overall response rate (ORR), falling within our target range which was between 40%-50%, and while we believe that the ORR results have the potential to increase over time within this range, or beyond, as patients continue to be followed , no assurance can be given that that will be the case, and the results may ultimately fall at the lower end of the range. Further, time to event based endpoints such as duration of response (DOR) and PFS have the potential to change, sometimes drastically, with longer follow-up. No assurance can be provided that the ORR, DOR and PFS data from the MZL cohort of the UNITY-NHL study will be supportive of an FDA approval or will support broad market uptake based on the profile of competitor drugs which may be available. Additionally, while the MZL cohort of the UNITY-NHL study met its primary endpoint, each cohort of this study is operated and analyzed independently, and no assurance can be given that other cohorts from the UNITY-NHL study, including the FL/SLL cohort, MCL cohort and the DLBCL cohort, will meet their primary endpoint, have a positive outcome, or will be supportive of an FDA filing.

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

Additionally, many of the results reported in our early clinical trials rely on local investigator assessed safety and efficacy outcomes which may differ from results assessed in a blinded, independent, centrally reviewed manner, often required of adequate and well controlled registration directed clinical trials which may be undertaken at a later date. All of our current Phase 3 and registration directed studies such as UNITY-CLL, UNITY-NHL and ULTIMATE I and II trials utilize blinded, independent, central review to assess the primary endpoint of such studies. If the results from interim analyses are not consistent with final results or results from our registration directed trials are different from the results found in the earlier studies of ublituximab and umbralisib, we may need to terminate or revise our clinical development plan, which could extend the time for conducting our development program and could have a material adverse effect on our business. For example, we recently presented to the FDA, interim results from the Marginal Zone Lymphoma (“MZL”) cohort of our UNITY-NHL trial that supported the granting of Breakthrough Therapy Designation (BTD). These interim results were also presented at the 2019 American Association of Cancer Research (AACR) annual meeting, 2019 American Society of Clinical Oncology (ASCO) annual meeting, and the 2019 International Conference on Malignant Lymphoma (ICML). No assurance can be given that the final results from that cohort will reflect the activity seen in these interim results, or that the final results will be sufficient to file for accelerated approval for umbralisib for the treatment of MZL, and if filed that umbralisib will receive accelerated approval. Similarly, while early Phase 1 data for umbralisib and ublituximab alone and together looked promising there is no assurance that the UNITY-CLL trial will be positive. Moreover, while we believe one of the key differentiators for umbralisib is its tolerability and side effect profile compared to other drugs in the same class, no assurance can be given that a differentiated safety and tolerability profile will be realized in our Phase 3 or registration directed trials such as UNITY-CLL or UNITY-NHL. Specifically, we have not yet assessed the final safety data from the MZL cohort of the UNITY-NHL study as patients continue on therapy, therefore there can be no assurance given that the final safety data, once fully analyzed, will be consistent with prior safety data presented on umbralisib, will be differentiated from other similar agents in the same class, or that it will be favorable enough to support an FDA filing. In addition, no assurance can be given that new toxicities, or an increase in the severity or frequency of previously seen toxicities, will not be observed, which could have a material negative impact on the approvability or marketability of umbralisib or any of our product candidates. Finally, while the Phase 2 data for ublituximab in MS looked promising, no assurance can be given that the profile will carry into Phase 3 and that the ULTIMATE I and II clinical trials will be positive.

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the DSMB for such trial or by the FDA or other regulatory authorities. Such health authorities may impose a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. The DSMBs for the UNITY-CLL and UNITY-NHL studies meet regularly to review ongoing safety from these studies, in an unblinded manner if applicable, and may recommend modification to the study design or closure of the study entirely based on their interpretation of the benefit/risk of the study.  While we develop charters that guide the nature of the DSMB’s meetings, their analysis and interpretation of study data occurs independently from us and is wholly within their control.  Even if the DSMB finds no safety concerns and recommends no modifications to our ongoing studies, this does not mean the safety profile of these studies may support a marketing approval. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our drug candidates. Further, the FDA may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. This could happen even for a protocol that has received an  SPA. In September 2015, we announced a Phase 3 clinical trial for the combination of ublituximab plus umbralisib for patients with CLL, which is being conducted pursuant to a SPA with the FDA and in August 2017 we announced an SPA for our registration program for ublituximab in RMS. Many companies which have been granted SPAs have ultimately failed to obtain final approval to market their drugs. Since we are seeking approvals under SPAs for some of our product registration strategies, based on protocol designs negotiated with the FDA, we may be subject to enhanced scrutiny. Further, while changes or amendments to protocols are common during conduct of a clinical trial, protocol changes or amendments to a study that is being conducted under SPA will have to be reviewed and approved by the FDA to verify that the SPA agreement is still valid. The FDA’s willingness to agree to changes or amendments to a protocol or statistical analysis plan under SPA agreement is wholly within their discretion.  Such re-reviews also provide an opportunity for the FDA to scrutinize any aspect of the study design and conduct, even if previously agreed to under the existing SPA.  Failure to reach agreement with the FDA for routine protocol changes or modifications for any study we conduct under SPA could have a material negative impact to our ability to execute these studies. Even if the primary endpoint in a Phase 3 clinical trial is achieved, a SPA does not guarantee approval. While UNITY-CLL is being operated in a blinded manner, it is an open label study; meaning that trial participants, investigators, site staff, some employees of our contract research organizations, and field level employees of TGTX (i.e. clinical research associates, monitors, etc.), among others, have knowledge of treatment arm assignments on a patient-level, which has the potential to introduce bias into study conduct. Further, while the ULTIMATE 1 and 2 clinical trials are double-blind, double-dummy studies, unblinding of treatment arm assignment may occur from time to time, for example, on the occurrence of unexpected safety events which may necessitate understanding of study treatment.  While we believe we have put in place adequate firewalls to prevent inappropriate unblinding of study data consistent with standard industry practice for these types of studies, no assurance can be given that issues related to study conduct will not be raised. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the study design or data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee prior to making its final decision.

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

The sufficiency of our clinical trial results for accelerated approval are subject to the FDA’s discretion.

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
●

regulatory authorities may require a Risk Evaluation and Mitigation Strategy (“REMS”), plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;

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

Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. As in the United States, the regulatory approval process in Europe and in other countries is a lengthy and challenging process. The FDA, and any other regulatory body around the world can delay, limit or deny approval of a product candidate for many reasons, including:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for an indication;
●	the FDA may not accept clinical data from trials conducted by individual investigators or in countries where the standard of care is potentially different from the United States;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
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

A breakthrough therapy designation by the FDA for our drug candidates, including umbralisib for the treatment of adult patients with relapsed or refractory Marginal Zone Lymphoma (MZL) who have received at least one prior treatment including an ant i-CD20 monoclonal antibody, may not lead to a faster development or regulatory review or approval process, and it does not ensure that our drug candidates will receive marketing approval.

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

●

For the treatment of Marginal Zone Lymphoma, if approved, we expect umbralisib to compete with ibrutinib (AbbVie and Janssen) and established treatments such as rituximab and several generically available chemotherapies. Additionally, the combination of rituximab and lenalidomide (Celgene) has recently been approved by the FDA for the treatment of relapsed MZL.

●

For the treatment of Follicular Lymphoma, if approved, we expect umbralisib to compete with recently approved drugs such as obinutuzumab (Roche), idelalisib (Gilead), copanlisib (Bayer), and duvelisib (Verastem), and established treatments such as rituximab (Roche), and several generically available chemotherapies. Each of these agents can be used as monotherapy or in combination with one or more of the other agents. The combination of rituximab and lenalidomide (Celgene) has also been studied in FL and has recently been approved by the FDA for the treatment of relapsed FL. There are also several PI3K delta inhibitors in earlier stages of development.

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

In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law. However, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. In March 2017, following the passage of the budget resolution for fiscal year 2017, the United States House of Representatives passed legislation known as the American Health Care Act of 2017, which, if enacted, would amend or repeal significant portions of the ACA. Attempts in the Senate in 2017 to pass ACA repeal legislation, including the Better Care Reconciliation Act of 2017, so far have been unsuccessful. At the end of 2017, Congress passed the Tax Cuts and Jobs Act, which repealed the penalty for individuals who fail to maintain minimum essential health coverage as required by the ACA. Following this legislation, Texas and 19 other states filed a lawsuit alleging that the ACA is unconstitutional as the individual mandate was repealed, undermining the legal basis for the Supreme Court’s prior decision. On December 14, 2018, Texas federal district court judge Reed O’Connor issued a ruling declaring that the ACA in its entirety is unconstitutional. While this decision has no immediate legal effect on the ACA and its provisions, this lawsuit is ongoing and the outcome through the appeals process may have a significant impact on our business.

The Bipartisan Budget Act of 2018, the “BBA,” which set government spending levels for Fiscal Years 2018 and 2019, revised certain provisions of the ACA. Specifically, beginning in 2019, the BBA increased manufacturer point-of-sale discounts off negotiated prices of applicable brand drugs in the Medicare Part D coverage gap from 50% to 70%, ultimately increasing the liability for brand drug manufacturers. Further, this mandatory manufacturer discount applied to biosimilars beginning in 2019.

The 116th Congress has explored legislation intended to address the cost of prescription drugs. Notably, the major committees of jurisdiction in the Senate (Finance Committee, Health, Education, Labor and Pensions Committee, and Judiciary Committee), have marked up legislation intended to address various elements of the prescription drug supply chain. Proposals include a significant overhaul of the Medicare Part D benefit design, addressing patent “loopholes”, and efforts to cap the increase in drug prices. The House Energy and Commerce Committee approved drug-related legislation intended to increase transparency of drug prices and also curb anti-competitive behavior in the pharmaceutical supply chain. In addition, the House Ways & Means Committee approved legislation intended to improve drug price transparency, including for drug manufacturers to justify certain price increases. While we cannot predict what proposals may ultimately become law, the elements under consideration could significantly change the landscape in which the pharmaceutical market operates.

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

HHS has made numerous other proposals aimed at lowering drug prices for Medicare beneficiaries and increasing price transparency. These proposals include giving Medicare Advantage and Part D plans flexibility in the availability of drugs in “protected classes,” more transparency in the cost of drugs, including the beneficiary’s financial liability, and less costly alternatives and permitting the use of step therapy as a means of prior authorization. HHS has also proposed requiring pharmaceutical manufacturers disclose the prices of certain drugs in direct-to-consumer television advertisements. The proposal related to protected classes has been withdrawn and the disclosure requirements have been rejected by the courts. In addition, a proposed rule that would have passed drug rebates to consumers at the point of sale also has been withdrawn. However, it appears the Trump Administration will continue to explore its authority to make regulatory changes to the pharmaceutical industry. For example, the Trump Administration released an Advance Notice of Proposed Rulemaking related to an international price index model. It is unclear what eventually will be proposed, but the President has alluded to the concept of “most favored nation” pricing with regards to U.S. drug purchasing. In addition, HHS, in conjunction with the FDA, announced that it will be exploring a reimportation pathway in certain instances and for certain drugs.

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

In addition, on October 12, 2017, the President released an Executive Order intended to promote health care choices and competition and on June 24, 2019, the President released an Executive Order intended to improve price transparency and quality transparency. These may push HHS, FDA, and other relevant agencies to engage in rulemaking that may impact the pharmaceutical industry.

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

If we fail to adequately understand and comply with the local laws and customs as we expand into new international markets, these operations may incur losses or otherwise adversely affect our business and res ults of operations.

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

Moreover, our current long-term supply agreements and, we would expect all future long-term supply agreements would contain certain minimum purchases in what are commonly referred to as “take or pay” provisions. To the extent our demand does not meet the minimum supply required amounts, we would be forced to pay more than desired. This could create a situation where we are spending more than required and could impact our on-going operations and entail curtailing other important research and development or commercialization efforts. All of which could have a material adverse effect on the Company.

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

The third parties upon whom we rely for the supply of the active pharmaceutical ingredient (“API”), drug product, regulatory starting materials and intermediates for drug substance and other materials used in our drug candidates are our sole source of supply, and the loss of any of these suppliers could significantly harm our business.

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

In most cases, our manufacturing partners are single source suppliers. It is expected that our manufacturing partners will be sole source suppliers from single site locations for the foreseeable future. Various raw materials, components, and testing services required for our products may also be single sourced. Given this, any disruption of supply from these partners could have a material, long-term impact on our ability to supply products for clinical trials or commercial sale. If our suppliers do not deliver sufficient quantities of our product candidates on a timely basis, or at all, and in accordance with applicable specifications, there could be a significant interruption of our supply, which would adversely affect clinical development and commercialization of our products. In addition, if our current or future supply of any of our product candidates should fail to meet specifications during its stability program there could be a significant interruption of our supply of drug, which would adversely affect the clinical development and commercialization of the product.

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

We may need to license cert ain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

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

As of August 2, 2019, we had 109 full-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. Our management and medical and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. To accommodate growth, additional physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Volatility in the price of our common stock may subject us to securities litigation, which could cause us to incur substantial costs and divert management’s attention, financial resources and other company assets.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. Past lawsuits and any future lawsuits to which we may become a party are subject to inherent uncertainties and will likely be expensive and time-consuming to investigate, defend and resolve, and will divert our management’s attention and financial and other resources. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of these and other suits, and we may not prevail. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle this or other lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, results of operations or stock price. See Part II. Item I. Legal Proceedings above for additional information.

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

 ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

10.1	Amended and Restated Collaboration Agreement by and between TG Therapeutics, Inc. and Checkpoint Therapeutics, Inc., dated June 19, 2019.*

10.2	Master Services Agreement between Samsung Biologics Co., Ltd. and TG Therapeutics, Inc., effective February 21, 2018.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2019.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2019.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2019.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2019.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

*Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: August 9, 2019	By:	/s/ Sean A. Power
Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer