Form 10-Q
period 2019-09-30
TG THERAPEUTICS, INC.
filed 2019-11-12
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-30929

___________________________________________

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

Yes ☐ No ☒

There were 99,561,434 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 5, 2019.

TG THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

TG Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$44,675	$41,958
Short-term investment securities	27,776	26,943
Prepaid research and development	7,040	9,691
Other current assets	864	439
Total current assets	80,355	79,031
Restricted cash	1,248	1,241
Leasehold interest, net	2,157	2,294
Equipment, net	275	251
Right of use asset	8,493	—
Goodwill	799	799
Total assets	$93,327	$83,616

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable and accrued expenses	$31,780	$36,377
Other current liabilities	44,035	219
Lease liability – current portion	1,365	—
Accrued compensation	3,017	2,258
Total current liabilities	80,197	38,854
Deferred rent	—	1,462
Deferred revenue, net of current portion	800	914
Long-term debt	28,741	—
Lease liability – non current	9,380	—
Long-term liabilities	—	18,350
Total liabilities	119,118	59,580
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value per share (10,000,000 shares authorized, none issued and outstanding as of September 30, 2019 and December 31, 2018)	—	—
Common stock, $0.001 par value per share (150,000,000 shares authorized, 96,670,197 and 83,911,855 shares issued, 96,628,888 and 83,870,546 shares outstanding at September 30, 2019 and December 31, 2018, respectively)	97	84
Additional paid-in capital	635,989	552,531
Treasury stock, at cost, 41,309 shares at September 30, 2019 and December 31, 2018	(234)	(234)
Accumulated deficit	(661,643)	(528,345)
Total stockholders’ (deficit) equity	(25,791)	24,036
Total liabilities and stockholders’ (deficit) equity	$93,327	$83,616

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Operations

 (in thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2019	2018	2019	2018
License revenue	$38	$38	$114	$114

Costs and expenses:
Research and development:
Noncash stock expense associated with in–licensing agreements	—	—	100	4,000
Noncash compensation	1,482	644	4,323	4,391
Other research and development	56,503	32,754	118,814	98,724
Total research and development	57,985	33,398	123,237	107,115

General and administrative:
Noncash compensation	593	(817)	1,391	7,037
Other general and administrative	2,321	1,785	6,580	6,212
Total general and administrative	2,914	968	7,971	13,249

Total costs and expenses	60,899	34,366	131,208	120,364

Operating loss	(60,861)	(34,328)	(131,094)	(120,250)

Other expense (income):
Interest expense	1,537	221	3,388	657
Other income	(468)	(598)	(1,183)	(1,285)
Total other expense (income), net	1,069	(377)	2,205	(628)

Net loss	$(61,930)	$(33,951)	$(133,299)	$(119,622)

Basic and diluted net loss per common share	$(0.69)	$(0.43)	$(1.55)	$(1.61)

Weighted average shares used in computing basic and diluted net loss per common share	89,667,979	78,221,069	85,911,878	74,399,243

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated Deficit	Total
Balance at January 1, 2018	73,181,750	$73	$422,017	41,309	$(234)	$(354,863)	$66,993
Issuance of restricted stock	87,500	*	*	—	—	—	—
Forfeiture of restricted stock	(123,911)	*	*	—	—	—	—
Issuance of common stock in At-the-Market offerings (net of offering costs of $0.9 million)	3,989,344	4	52,426	—	—	—	52,430
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	7,337	—	—	—	7,337
Net loss	—	—	—	—	—	(41,529)	(41,529)
Balance at March 31, 2018	77,134,683	$77	$481,781	41,309	$(234)	$(396,392)	$85,232
Issuance of restricted stock	1,333,011	1	(1)	—	—	—	—
Forfeiture of restricted stock	(6,750)	*	*	—	—	—	—
Issuance of common stock in At-the-Market offerings (net of offering costs of $1.0 million)	3,744,605	4	52,018	—	—	—	52,022
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	4,264	—	—	—	4,264
Shares issued in connection with in-licensing agreements	333,868	*	4,000				4,000
Net loss	—	—	—	—	—	(44,142)	(44,142)
Balance at June 30, 2018	82,539,417	$82	$542,062	41,309	$(234)	$(440,534)	$101,376
Issuance of restricted stock	100,700	*	*	—	—	—	—
Forfeiture of restricted stock	(24,785)	—	—	—	—	—	—
Issuance of common stock in At-the-Market offerings (net of offering costs of $0.1 million)	358,000	—	4,492	—	—	—	4,492
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	(173)	—	—	—	(173)
Net loss	—	—	—	—	—	(33,951)	(33,951)
Balance at September 30, 2018	82,973,332	$83	$546,380	41,309	$(234)	$(474,485)	$71,744

	Common Stock			Treasury Stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated Deficit	Total
Balance at January 1, 2019	83,911,855	$84	$552,531	41,309	$(234)	$(528,345)	$24,036
Issuance of restricted stock	23,000	*	*	—	—	—	—
Warrants issued with debt financing	—	—	993	—	—	—	993
Forfeiture of restricted stock	(67,628)	*	*	—	—	—	—
Issuance of common stock in public offering (net of offering costs of $0.2 million)	4,715,000	5	27,494	—	—	—	27,499
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	1,882	—	—	—	1,882
Net loss	—	—	—	—	—	(35,156)	(35,156)
Balance at March 31, 2019	88,582,227	89	582,900	41,309	(234)	(563,501)	19,254
Issuance of restricted stock	1,245,080	1	(1)	—	—	—	—
Forfeiture of restricted stock	(38,418)	*	*	—	—	—	—
Issuance of common stock in public offering	—	—	11	—	—	—	11
Issuance of common stock in At-the-Market offerings (net of offering costs of $0.5 million)	3,616,359	3	28,392	—	—	—	28,395
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	1,757	—	—	—	1,757
Net loss	—	—	—	—	—	(36,212)	(36,212)
Balance at June 30, 2019	93,405,248	$93	$613,059	41,309	$(234)	$(599,713)	$13,205
Issuance of restricted stock	318,440	*	*	—	—	—	—
Forfeiture of restricted stock	(5,334)	—	—	—	—	—	—
Issuance of common stock in At-the-Market offerings (net of offering costs of $0.4 million)	2,943,460	4	20,755	—	—	—	20,759
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	2,075	—	—	—	2,075
Shares issued in connection with in-licensing agreements	8,383	—	100	—	—	—	100
Net loss	—	—	—	—	—	(61,930)	(61,930)
Balance at September 30, 2019	96,670,197	$97	$635,989	41,309	$(234)	$(661,643)	$(25,791)

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(133,299)	$(119,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock compensation expense	5,714	11,428
Noncash licensing expense	100	4,000
Depreciation	72	64
Amortization of premium on investment securities	(209)	(51)
Amortization of debt issuance costs	539	—
Amortization of leasehold interest	137	98
Noncash change in lease liability and right-of-use asset	1,921	—
Change in fair value of notes payable and accrued interest	28	(37)
Changes in assets and liabilities:
Decrease (increase) in prepaid research and development and other current assets	2,226	(3,421)
Decrease in accrued interest receivable	—	28
(Decrease) increase in accounts payable and accrued expenses	(3,837)	12,321
Decrease in lease liability	(1,129)	—
Increase in interest payable	787	—
Increase in other current liabilities	24,651	—
Increase in deferred rent	—	71
Decrease in deferred revenue	(114)	(114)
Net cash used in operating activities	(102,413)	(95,235)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(97)	(84)
Investment in short-term securities	(23,125)	(24,574)
Proceeds from maturity of short-term securities	22,500	25,600
Net cash (used in) provided by investing activities	(722)	942

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	76,664	108,945
Proceeds from debt financings	29,675	—
Financing costs paid	(480)	—
Net cash provided by financing activities	105,859	108,945

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,724	14,652

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	43,199	57,305

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$45,923	$71,957

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$44,675	$70,718
Restricted cash	1,248	1,239
Total cash, cash equivalents and restricted cash	$45,923	$71,957

NONCASH TRANSACTIONS:
Deferred financing costs	$988	$—
Warrants issued with debt financing	$993	$—
Shares issued in connection with in-licensing	$100	$—

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018. The accompanying condensed December 31, 2018 balance sheet has been derived from these statements. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Liquidity and Capital Resources

We have incurred operating losses since our inception, expect to continue to incur operating losses for the foreseeable future, and may never become profitable. As of September 30, 2019, we have an accumulated deficit of approximately $661.6 million.

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

As of September 30, 2019, we had $72.5 million in cash and cash equivalents, and investment securities. The Company believes its cash, cash equivalents, and investment securities on hand as of September 30, 2019 along with the additional capital raised in the fourth quarter of 2019 (see Note 5) will provide sufficient liquidity for more than a twelve-month period from the date of filing this Quarterly Report on Form 10-Q. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

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

Restricted Cash

We record cash pledged or held in trust as restricted cash. As of September 30, 2019 and December 31, 2018, we have approximately $1.2 million of restricted cash pledged to secure a line of credit as a security deposit for an Office Agreement (see Note 8).

Investment Securities

Investment securities at September 30, 2019 and December 31, 2018 consist of short-term government securities. We classify these securities as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.

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

Prepaid research and development in our condensed consolidated balance sheets includes, among other things, certain costs to third party service providers related to development and manufacturing services as well as clinical development. These agreements often require payments in advance of services performed or goods received. Accordingly, as of September 30, 2019 and December 31, 2018, we recorded approximately $7.0 million and $9.7 million, respectively, in prepaid research and development related to such advance agreements.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share of our common stock is calculated by dividing net loss applicable to the common stock by the weighted average number of our common stock outstanding for the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because we incurred a net loss during the periods presented or because such potentially dilutive securities were out of the money and the Company realized net income during the periods presented. The amounts of potentially dilutive securities excluded from the calculation were 8,060,758 and 5,230,922 for the three and nine months ended September 30, 2019 and 2018, respectively.

The following outstanding shares of potentially dilutive securities were excluded from the computation of net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three and Nine Months Ended September 30,
	2019	2018
Unvested restricted stock	5,357,204	4,604,775
Stock options	2,539,540	610,000
Warrants	147,058	—
Shares issuable upon note conversion	16,956	16,147
Total	8,060,758	5,230,922

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

NOTE 2 – CASH AND CASH EQUIVALENTS

The following tables summarize our cash and cash equivalents at September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019	December 31, 2018

Checking and bank deposits	$42,302	$39,268
Money market funds	2,373	2,690
Total	$44,675	$41,958

NOTE 3 – INVESTMENT SECURITIES

Our investments as of September 30, 2019 and December 31, 2018 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our investment securities at September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between October 2019 and September 2020) (held-to-maturity)	$27,776	$35	$3	$27,808
Total short-term investment securities	$27,776	$35	$3	$27,808

	December 31, 2018
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2019 and November 2019) (held-to-maturity)	$26,943	$2	$10	$26,935
Total short-term investment securities	$26,943	$2	$10	$26,935

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

As of September 30, 2019 and December 31, 2018, the fair values of cash and cash equivalents, restricted cash, and notes and interest payable, approximate their carrying value.

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

The cumulative liability to the Ariston subsidiary including accrued and unpaid interest of the 5% Notes was approximately $19.1 million at September 30, 2019 and $18.4 million at December 31, 2018. No payments have been made on the 5% Notes since the merger and through September 30, 2019.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

As of December 31, 2013, as a result of expiring intellectual property rights and other factors, it was determined that net product cash flows from AST-726 were unlikely. As we have no other obligations under the 5% Notes aside from the net product cash flows and the conversion feature, the conversion feature was used to estimate the 5% Notes’ fair value as of September 30, 2019 and December 31, 2018. The assumptions, assessments and projections of future revenues are subject to uncertainties, difficult to predict, and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our condensed consolidated financial statements.

The following tables provide the fair value measurements of applicable financial liabilities as of September 30, 2019 and December 31, 2018:

(in thousands)	Financial liabilities at fair value as of September 30, 2019
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$95	$95
Total	$—	$—	$95	$95

	Financial liabilities at fair value as of December 31, 2018
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$67	$67
Total	$—	$—	$67	$67

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

The Company’s financial instruments include cash, cash equivalents consisting of money market funds, accounts payable and debt. Cash, cash equivalents, accounts payable and debt are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature.

The following table summarizes the changes in Level 3 instruments during the nine months ended September 30, 2019:

(in thousands)

Fair value at December 31, 2018	$67
Interest accrued on face value of 5% Notes	690
Change in fair value of Level 3 liabilities	(662)
Fair value at September 30, 2019	$95

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

During the nine months ended September 30, 2019, we sold a total of 6,559,819 shares of common stock under the 2017 ATM for aggregate total gross proceeds of approximately $50.0 million at an average selling price of $7.62 per share, resulting in net proceeds of approximately $49.2 million after deducting commissions and other transactions costs.

Subsequent to the third quarter, from October 1, 2019 through November 12, 2019, we sold an aggregate of 3,641,346 shares of common stock pursuant to the 2017 ATM for aggregate total gross proceeds of approximately $22.4 million at an average selling price of $6.16 per share, resulting in net proceeds of approximately $22.1 million after deducting commissions and other transactions costs.

 The 2017 S-3 is currently our only active shelf registration statement. After deducting shares already sold there is approximately $36.3 million of common stock that remains available for sale under the 2017 S-3. We may offer the securities under the 2017 S-3 from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that the 2017 S-3 provides us with the flexibility to raise additional capital to finance our operations as needed.

Equity Incentive Plans

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (“2012 Incentive Plan”) was approved by stockholders in June 2018. As of September 30, 2019, 6,857,207 shares of restricted stock and 2,539,540 options were outstanding and up to an additional 1,114,263 shares may be issued under the 2012 Incentive Plan.

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

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2019:

	Number of shares	Weighted- average exercise price	Weighted- average contractual term	Aggregate intrinsic value
			(in years)
Outstanding at December 31, 2018	1,916,900	$6.50	9.75	$—
Granted	740,000	6.90
Exercised	—	—
Forfeited	(117,360)	6.25
Expired	—	—
Outstanding at September 30, 2019	2,539,540	$6.63	9.14	$1,849,055
Expected to vest at September 30, 2019	2,539,540	$6.63	9.14	$1,849,055
Exercisable at September 30, 2019	—	$—	—	$—

Total expense associated with the stock options was approximately $0.8 million and zero during the three months ended September 30, 2019 and 2018, respectively, and $2.3 million and zero during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was approximately $3.4 million of total unrecognized compensation cost related to unvested time-based stock options, which is expected to be recognized over a weighted-average period of 1.72 years. As of September 30, 2019, the stock options outstanding include options granted to both employees and non-employees which are both time-based and milestone-based. Stock-based compensation for milestone-based options will be recorded if and when a milestone occurs.

The fair value of the Company’s option awards granted during the nine months ended September 30, 2019 and 2018 were estimated on the grant date using the Black-Scholes option-pricing model using the assumptions below:

Nine months ended
	September 30, 2019	September 30, 2018
Volatility	172.99-291.61	186.99-305.77
Expected term (in years)	5.0-6.25	5.0-6.25
Risk-free rate	1.96-2.49%	2.56-2.72%
Expected dividend yield	—%	—%

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting.

The following table summarizes restricted share activity for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	6,095,692	$8.07
Granted	1,586,520	12.95
Vested	(713,625)	9.21
Forfeited	(111,380)	7.84
Outstanding at September 30, 2019	6,857,207	$7.68

Total expense associated with restricted stock grants was approximately $1.3 million and $(0.2) million during the three months ended September 30, 2019 and 2018, respectively, and $3.4 million, and $11.4 million during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was approximately $5.3 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 1.2 years. This amount does not include, as of September 30, 2019, 4,182,391 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones. Until the measurement date is reached for milestone awards, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the grant date.

Stock-Based Compensation

The following table summarizes stock-based compensation expense information about restricted stock and stock options for the three and nine months ended September 30, 2019:

(in thousands)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Stock-based compensation expense associated with restricted stock	$1,253	$3,381
Stock-based compensation expense associated with option grants	822	2,333
Total	$2,075	$5,714

Warrants

The following table summarizes warrant activity for the nine months ended September 30, 2019:

	Warrants	Weighted-average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2018	—	$—	$—
Issued	147,058	4.08
Exercised	—	—
Expired	—	—
Outstanding at September 30, 2019	147,058	$4.08	$224,999

There was no stock compensation expense related to warrants during the nine months ended September 30, 2019.

NOTE 6 – OTHER LIABILITIES

The following is a summary of Notes Payable included in other current liabilities on the Company’s condensed consolidated balance sheet:

	September 30, 2019			December 31, 2018
(in thousands)	Current portion, net	Non-current portion, net	Total	Current portion, net	Non-current portion, net	Total
Convertible 5% Notes Payable	$95	$—	$95	$67	$—	$67
Total	$95	$—	$95	$67	$—	$67

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

The cumulative liability including accrued and unpaid interest of these notes was approximately $19.1 million at September 30, 2019 and $18.4 million at December 31, 2018. No payments have been made on the 5% Notes as of September 30, 2019.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments (see Note 4 for further details).

Current Liabilities

In 2018, we entered into an agreement with a contract manufacturer for the clinical and potential commercial supply of one of our product candidates. As part of this agreement, the contract manufacturer has agreed to defer payment of certain costs and expenses under the agreement in exchange for the payment of an administrative fee. To date we have incurred expenses related to this agreement of approximately $43.0 million as of September 30, 2019, which include both service fees and raw material costs. No payments have been made to the contract manufacturer as of September 30, 2019. Accordingly, as of September 30, 2019, $43.0 million is included in current liabilities in the Company’s unaudited condensed consolidated balance sheet, of which $17.7 million, $4.0 million and $21.3 million are due in the first, second and third quarter of 2020, respectively. As of December 31, 2018, $18.4 million is included in long-term liabilities in the Company’s condensed consolidated balance sheet. We will incur an administrative fee of six percent (6%) per year starting from the date of invoice issuance. For the three and nine months ended September 30, 2019, we have accrued $0.5 million in administrative fees in connection with these costs, which has been included in interest expense in the Company’s unaudited condensed consolidated statements of operations.

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

The Term Loan is secured by a lien on substantially all of the assets of the Borrower, other than intellectual property and contains customary covenants and representations, including a liquidity covenant, financial reporting covenant and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries. As of September 30, 2019, the Company has been in compliance with all covenants.

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

The Company incurred financing expenses of $2.8 million related to the Hercules Loan Agreement which are recorded as an offset to long-term debt on the Company’s condensed consolidated balance sheet. The debt issuance costs are being amortized over the term of the debt using the straight-line method, which approximates the effective interest method, and are included in interest expense in the Company’s unaudited condensed consolidated statements of operations. Amortization of debt issuance costs was $0.2 million and $0.5 million for the three and nine months ended September 30, 2019, respectively. At September 30, 2019, the remaining unamortized balance of debt issuance costs were $2.2 million.

Long-term debt as of as of September 30, 2019, is as follows (in thousands):

September 30, 2019
Long-term debt	$30,000
End of term fee	975
30,975
Less: unamortized debt issuance costs	(2,234)
28,741
Less: Current portion	—
Long-term debt– non-current	$28,741

NOTE 8 – LEASES

In October 2014, we entered into an agreement (the “Office Agreement”) with Fortress Biotech, Inc. (“FBIO”) to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO, which is now our corporate headquarters. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.1 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. At January 1, 2019 we recognized a lease liability and corresponding Right of Use (ROU) asset based on the present value of the remaining lease payments for all of our leased office spaces, the majority of which is comprised of our New York City office space. The present values of our lease liability and corresponding ROU asset are $10.7 million and $8.5 million, respectively, as of September 30, 2019. Our leases have remaining lease terms of 1 year to 12 years. One lease has a renewal option to extend the lease for an additional term of 2 years.

The initial commitment period of the 45% rate is for a period of three (3) years. We and FBIO currently determine actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. Also in connection with this lease, in October 2014 we pledged $0.6 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying consolidated balance sheets. Additional collateral of $0.6 million was pledged in April 2018 to increase the letter of credit for the office space.

The following components of lease expense are included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2019:

	Three months ended,	Nine months ended,
(in thousands)	September 30, 2019	September 30, 2019
Operating lease cost	$1,065	$2,058
Net lease cost	$1,065	$2,058

As of September 30, 2019, the weighted-average remaining operating lease term was 9.5 years and the weighted-average discount rate for operating leases was 10.25%. Cash paid for amounts included in the measurement of operating lease liabilities during the nine months ended September 30, 2019 was $1.1 million.

The balance sheet classification of lease liabilities was as follows:

(in thousands)	September 30, 2019
Liabilities
Lease liability – current portion	$1,365
Lease liability – non-current	9,380
Total lease liability	$10,745

As of September 30, 2019, the maturities of lease liabilities were as follows:

(in thousands)	Operating leases
Remainder of 2019	$393
2020	1,551
2021	1,560
2022	1,586
2023	1,581
After 2023	12,061
Total lease payments	18,732
Less: Interest	(7,987)
Present value of lease liabilities(*)	$10,745

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

An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $38,000 for each of the three months ended September 30, 2019 and 2018, and $114,000 for each of the nine months ended September 30, 2019 and 2018 and, at September 30, 2019 and December 31, 2018, have deferred revenue of approximately $1.0 million and $1.1 million, respectively, associated with this $2 million payment (approximately $152,000 of which has been classified in current liabilities at September 30, 2019 and December 31, 2018).

We may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to us on net sales of ublituximab in the sublicense territory.

TG-1701: BTK

In January 2018, we entered into a global exclusive license agreement with Jiangsu Hengrui Medicine Co. (“Hengrui”), to acquire worldwide intellectual property rights, excluding Asia but including Japan, and for the research, development, manufacturing, and commercialization of products containing or comprising of any of Hengrui’s Bruton’s Tyrosine Kinase inhibitors containing the compounds of either TG-1701 (SHR1459 or EBI1459) or TG1702 (SHR1266 or EBI1266). Pursuant to the agreement, in April 2018, we paid Jiangsu an upfront fee of $1.0 million in our common stock recorded to noncash stock expense associated with in-licensing agreements in our condensed consolidated statement of operations. In addition, in July 2019, we paid Jiangsu the first milestone of $0.1 million in our common stock recorded to noncash stock expense associated with in-licensing agreements in our consolidated statement of operations. Jiangsu is eligible to receive milestone payments totaling approximately $350 million upon and subject to the achievement of certain milestones. Various provisions allow for payments in conjunction with the agreement to be made in cash or our common stock, while others limit the form of payment. Royalty payments in the low double digits are due on net sales of licensed products and revenue from sublicenses.

TG-1801: anti-CD47/anti-CD19

In June 2018, we entered into a Joint Venture and License Option Agreement with Novimmune SA (“Novimmune”) to collaborate on the development and commercialization of Novimmune’s novel first-in-class anti-CD47/anti-CD19 bispecific antibody known as TG-1801 (previously NI-1701). The companies will jointly develop the product on a worldwide basis, focusing on indications in the area of hematologic B-cell malignancies. We serve as the primary responsible party for the development, manufacturing and commercialization of the product. Pursuant to the agreement, in June 2018 we paid Novimmune an upfront payment of $3.0 million in our common stock recorded to noncash stock expense associated with in-licensing agreements in our consolidated statement of operations. Further milestone payments will be paid based on early clinical development, and the Company will be responsible for the costs of clinical development of the product through the end of the Phase 2 clinical trials, after which the Company and Novimmune will be jointly responsible for all development and commercialization costs. The Company and Novimmune will each maintain an exclusive option, exercisable at specific times during development, for the Company to license the rights to TG-1801, in which case Novimmune is eligible to receive additional milestone payments totaling approximately $185 million as well as tiered royalties on net sales in the high single to low double digits upon and subject to the achievement of certain milestones.

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

Under the Office Agreement, we agreed to pay FBIO our portion of the build out costs, which have been allocated to us at the 45% rate mentioned above. The allocated build-out costs have been recorded in Leasehold Interest, net on the Company’s condensed consolidated balance sheets and will be amortized over the 15-year term of the Office Agreement. The initial commitment period of the 45% rate is for a period of three (3) years. We and FBIO currently determine actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. Also, in connection with this lease, in October 2014 we pledged $0.6 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying consolidated balance sheets. Additional collateral of $0.6 million was pledged in April 2018 to increase the letter of credit for the office space.

In July 2015, we entered into a Shared Services Agreement (the “Shared Services Agreement”) with FBIO to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. This Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $0.6 million and $1.4 million for shared services for the nine months ended September 30, 2019 and 2018, respectively, and expenses of approximately $0.2 million for each of the three months ended September 30, 2019 and 2018, primarily related to shared personnel.

In March 2015, we entered into a Global Collaboration Agreement (“Collaboration Agreement”) with Checkpoint for the development and commercialization of anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies. The Collaboration Agreement was amended in June 2019 and upon execution of the amendment we incurred an upfront fee of $1.0 million. We incurred expenses of approximately $4.0 million and $0.5 million for the nine months ended September 30, 2019 and 2018, respectively, and expenses of approximately $2.7 million and $0.1 million for the three months ended September 30, 2019 and 2018, the majority of which relates to manufacturing expenses of PD-L1. The relevant expenses are recorded in other research and development in the accompanying condensed consolidated statement of operations.

NOTE 11 – SUBSEQUENT EVENTS

In October 2019, we finalized a five-year lease for office space in New Jersey (the “NJ Lease”). We approximate an average annual rental obligation of $0.3 million under the NJ Lease. We began to occupy this new space in October 2019, with rental payments beginning in November 2019.

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

Phase 3 and Registration-Directed Clinical Trial Highlights

We have initiated and enrolled several Phase 3 and registration-directed Phase 2b clinical trials (i.e., clinical trials that may support a marketing application for approval). The following are the current Phase 3 trials and registration-directed Phase 2b clinical trials:

●

UNITY-NHL Phase 2b Trial: UNITY-NHL is a broad Phase 2b registration-directed clinical trial designed to evaluate the efficacy and safety of umbralisib monotherapy and U2 combinations in patients with previously treated NHL. The marginal zone lymphoma (MZL) and the follicular lymphoma (FL)/small lymphocytic lymphoma (SLL) single agent umbralisib cohorts of this trial are fully enrolled. The primary objective of these cohorts is to assess the efficacy of single agent umbralisib as measured by Overall Response Rate (ORR).

●

UNITY-NHL MZL Single Agent Umbralisib Cohort: The MZL cohort enrolled adult patients who had at least one prior line of therapy that included an anti-CD20 monoclonal antibody. In February 2019, we announced that the MZL cohort met the primary endpoint of ORR as determined by Independent Review Committee (IRC) for all treated patients (n=69). The results met our target guidance of 40-50% ORR. Interim safety and efficacy data from the MZL cohort were presented in an oral presentation at the American Association for Cancer Research (AACR) annual meeting on April 1, 2019. The data presented included safety and tolerability data on all 69 treated patients (safety population) and efficacy data on 42 patients who were enrolled at least 9 cycles (28 day cycles) prior to the data cut-off date (interim efficacy population). The safety population had a median duration of exposure of 6.9 months and no unexpected toxicities were observed. Analysis of the interim efficacy population showed an ORR by IRC of 52%, including 19% CR rate, an 88% clinical benefit rate by IRC (defined as patients obtaining Complete Response + Partial Response + Stable Disease) and a median duration of exposure of 10.1 months. These results were also presented in oral presentations during the 2019 American Society of Clinical Oncology (ASCO) annual meeting and the 2019 International Conference on Malignant Lymphoma (ICML) both held in June of 2019. Previously, in January 2019, the U.S. Food and Drug Administration (FDA) granted Breakthrough Therapy Designation (BTD) to umbralisib for the treatment of adult patients with MZL who have received at least one prior anti-CD20 regimen. The BTD was based on interim data from the MZL cohort of the UNITY-NHL trial. In April 2019, the FDA granted orphan drug designation to umbralisib for the treatment of patients with any of the three types of marginal zone lymphoma (MZL): nodal, extranodal, and splenic MZL. In June of 2019, we had a BTD meeting with the FDA to discuss the MZL submission strategy. Based on this meeting, we anticipate initiating a New Drug Application (NDA) submission for patients with previously treated MZL around year-end 2019.

●

UNITY-NHL FL/SLL Single Agent Umbralisib Cohort: The FL/SLL cohort enrolled adult patients who had two or more prior lines of therapy that included an anti-CD20 monoclonal antibody and an alkylating agent. In October 2019, we announced that the FL patients within this cohort met the primary endpoint of ORR as determined by Independent Review Committee (IRC) for all treated follicular lymphoma patients (n=118). The results met our target guidance of 40-50% ORR. Importantly, umbralisib monotherapy appeared to be well tolerated with a safety profile consistent with previous reports. We plan to present the data at a future medical conference as well as discuss the data with the FDA.

●

UNITY-NHL Additional Cohorts: There are additional exploratory cohorts of the UNITY-NHL trial focused on Diffuse Large B-Cell Lymphoma (DLBCL) and Mantle Cell Lymphoma (MCL). In total, there are currently four cohorts in the UNITY-NHL trial including, MZL, FL/SLL, DLBCL, and MCL. Each cohort is enrolled and evaluated separately from the others.

●

UNITY-CLL Phase 3 Trial Evaluating Umbralisib plus Ublituximab (U2): UNITY-CLL is a global Phase 3 randomized controlled clinical trial comparing the U2 combination to an active control arm of obinutuzumab plus chlorambucil in patients with both treatment naïve and relapsed or refractory CLL. Two additional arms evaluating single agent ublituximab and single agent umbralisib were also enrolled for purposes of evaluating contribution in the U2 combination regimen. The primary endpoint for this study is progression free survival (PFS) which we intend to use to support a submission for approval of the U2 combination in CLL. The study completed enrollment in October 2017 with over 600 patients across the four treatment arms, with approximately 420 patients in the U2 and the active control arm combined. This trial is conducted under Special Protocol Assessment (SPA) with the FDA. In March 2019, the UNITY-CLL Data and Safety Monitoring Board (DSMB) conducted a pre-planned futility analysis of PFS. The DSMB determined that the trial was not futile and recommended the UNITY-CLL trial continue as planned. The pre-specified futility analysis of the UNITY-CLL trial did not allow for early stopping due to positive efficacy but only for lack of efficacy. The DSMB also reviewed safety information from all 600+ CLL patients on trial, including over 300 treatment naïve and previously treated patients on umbralisib alone or in combination with ublituximab. Based on its review, no safety concerns were identified and the DSMB recommended the UNITY-CLL trial continue without modification.

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

Our results of operations include noncash compensation expenses as a result of the grants of restricted stock. Compensation expense for awards of restricted stock granted to employees and directors represents the fair value of the award recorded over the respective vesting periods of the individual awards. The expense is included in the respective categories of expense in the condensed consolidated statements of operations. We expect to continue to incur significant non-cash compensation expenses.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2019 and 2018

License Revenue. License revenue was approximately $38,000 for each of the three months ended September 30, 2019 and 2018. License revenue is related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $1.5 million for the three months ended September 30, 2019, as compared to $0.6 million during the comparable period in 2018. The increase in noncash compensation expense was primarily due to noncash stock expense related to stock options during the period ended September 30, 2019.

Other Research and Development Expenses. Other research and development expenses increased by $23.7 million to $56.5 million for the three months ended September 30, 2019, as compared to $32.8 million for the three months ended September 30, 2018. The increase in R&D expense is primarily attributable to ongoing late-stage clinical development programs and related manufacturing costs for ublituximab during the three months ended September 30, 2019. We expect our other research and development costs to decrease modestly for the remainder of 2019.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants increased by $1.4 million to $0.6 million for the three months ended September 30, 2019, as compared to a credit of $0.8 million for the three months ended September 30, 2018. The increase in noncash compensation expense was primarily related to greater compensation expense during the three months ended September 30, 2019 related to restricted stock granted to executive personnel due to a prior year credit for nonemployee awards

Other General and Administrative Expenses. Other general and administrative expenses was $2.3 million for the three months ended September 30, 2019, as compared to $1.8 million for the three months ended September 30, 2018. The increase was due primarily to increased personnel and other general and administrative costs. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2019.

Interest Expense. Interest expense increased by $1.3 million to $1.5 million for the three months ended September 30, 2019, as compared to expense of $0.2 million for the three months ended September 30, 2018. The increase is mainly due to the interest expense related to the Hercules financing agreement and the associated amortization of debt issuance costs for the three months ended September 30, 2019.

Other Income. Other income decreased by $0.1 million to $0.5 million for the three months ended September 30, 2019, as compared to $0.6 million for the three months ended September 30, 2018. We expect our other income to remain at a comparable level for the remainder of 2019.

Nine months ended September 30, 2019 and 2018

License Revenue. License revenue was approximately $0.1 million for each of the nine months ended September 30, 2019 and 2018. License revenue for the nine months ended September 30, 2019 and 2018 was related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong.

Noncash Stock Expense Associated with In-Licensing Agreement (Research and Development). Noncash stock expense associated with in-licensing agreement (research and development) amounted to $0.1 million for the nine months ended September 30, 2019, as compared to $4.0 million during the comparable period in 2018. The expense during the nine months ended September 30, 2018 was recorded in conjunction with the stock issued to Novimmune and Jiangsu Hengrui as upfront payments for the licenses to the CD47/CD19 and BTK programs.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $4.3 million for the nine months ended September 30, 2019, as compared to $4.4 million during the comparable period in 2018.

Other Research and Development Expenses. Other research and development expenses increased by $20.1 million to $118.8 million for the nine months ended September 30, 2019, as compared to $98.7 million for the nine months ended September 30, 2018. The increase in R&D expense is primarily attributable to ongoing late-stage clinical development programs and related manufacturing costs for ublituximab during the nine months ended September 30, 2019. We expect our other research and development costs to decrease modestly for the remainder of 2019.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants decreased by $5.6 million to $1.4 million for the nine months ended September 30, 2019, as compared to $7.0 million for the nine months ended September 30, 2018. The decrease in noncash compensation expense was primarily related to greater compensation expense during the nine months ended September 30, 2018 related to restricted stock granted to executive personnel.

Other General and Administrative Expenses. Other general and administrative expenses increased by $0.4 million to $6.6 million for the nine months ended September 30, 2019, as compared to $6.2 million for the nine months ended September 30, 2018. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2019.

Interest Expense. Interest expense increased by $2.7 million to $3.4 million for the nine months ended September 30, 2019, as compared to expense of $0.7 million for the nine months ended September 30, 2018. The increase is mainly due to the interest expense related to the Hercules financing agreement and the associated amortization of debt issuance costs for the nine months ended September 30, 2019.

Other Income. Other income decreased by $0.1 million to $1.2 million for the nine months ended September 30, 2019, as compared to $1.3 million for the nine months ended September 30, 2018. We expect our other income to remain at a comparable level for the remainder of 2019.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash have been from the sale of equity securities, debt financings, the upfront payment from our Sublicense Agreement with Ildong, and warrant and option exercises. We have not yet commercialized any of our drug candidates and cannot be sure if we will ever be able to do so. Even if we commercialize one or more of our drug candidates, we may not become. Our ability to achieve profitability depends on a number of factors, including our ability to obtain regulatory approval for our drug candidates, successfully complete any post-approval regulatory obligations and successfully commercialize our drug candidates alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

As of September 30, 2019, we had approximately $72.5 million in cash and cash equivalents, and investment securities. We anticipate that our cash, cash equivalents, and investment securities on hand as of September 30, 2019, combined with the additional capital raised in the fourth quarter of 2019, will provide sufficient liquidity for more than a twelve-month period from the date of filing this Quarterly Report on Form 10-Q. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Cash used in operating activities for the nine months ended September 30, 2019 was $102.4 million as compared to $95.2 million for the nine months ended September 30, 2018. The increase in cash used in operating activities was due primarily to increased expenditures associated with our ongoing clinical development programs and paydown of accounts payable and accrued expenses.

For the nine months ended September 30, 2019, net cash used in investing activities was $0.7 million as compared to cash provided by investing activities of $0.9 million for the nine months ended September 30, 2018. The decrease in net cash provided by investing activities was primarily due to the greater investment in treasury securities during the nine months ended September 30, 2019.

For the nine months ended September 30, 2019, net cash provided by financing activities of $105.9 million related to the net proceeds from debt financings and net proceeds from the issuance of common stock as part of our 2017 ATM program and a public offering in March 2019.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of September 30, 2019, we have known contractual obligations, commitments and contingencies of $92.4 million related to our long-term debt, contract manufacturer and operating lease obligations.

 Payment due by period (in thousands)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations
Contract manufacturer	$43,001	$43,001	$—	$—	$—
Long-term debt	30,000	—	30,000	—	—
Operating leases	19,383	2,208	3,133	3,083	10,959
Total	$92,384	$45,209	$33,133	$3,083	$10,959

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

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of September 30, 2019, our portfolio of financial instruments consists of cash equivalents, including bank deposits, and investments.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, and our subsidiaries, are not a party to, and our property is not the subject of, any material pending legal proceedings.

ITEM 1A. RISK FACTORS.

You should carefully consider the following risks and uncertainties. If any of the following occurs, our business, financial condition or operating results could be materially harmed. An investment in our securities is speculative in nature, involves a high degree of risk, and should not be made by an investor who cannot bear the economic risk of its investment for an indefinite period of time and who cannot afford the loss of its entire investment. You should carefully consider the following risk factors and the other information contained elsewhere in this Quarterly Report before making an investment in our securities.

Risks Related to Our Financial Position and Need for Additional Capital

We are a biopharmaceutical company with a limited operating history and have not generated any revenue from drug sales. We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

We are a biopharmaceutical company with a limited operating history on which investors can base an investment decision. Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in January 2012. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates and undertaking pre-clinical studies and commencing clinical trials. We have never generated any revenue from drug sales. We have not obtained regulatory approvals for any of our drug candidates.

We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale drug, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop one new drug from the time it is discovered to when it is available for treating patients. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history. We will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

 Since inception, we have focused substantially all of our efforts and financial resources on clinical trials and manufacturing of our drug candidates. To date, we have financed our operations primarily through public offerings of our common stock and a debt financing. Through November 8, 2019, we have received an aggregate of approximately $550 million from such transactions. Approximately $520 million of that amount constitute the aggregate gross proceeds from the sale of common stock in one or more offerings and through the use of our at the market sales program, or ATM. The remaining $30.0 million is from our term loan facility with Hercules that we secured in February 2019.

Since inception, we have incurred significant operating losses. As of September 30, 2019, we had an accumulated deficit of $661.6 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to significantly increase in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, if we obtain marketing approval for our drug candidates, we will incur significant sales, marketing and outsourced-manufacturing expenses. We also have incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate revenue.

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

The development of pharmaceuticals is capital-intensive. We are currently advancing our most advanced drug candidates, umbralisib, ublituximab, TG-1501, TG-1701 and TG-1801 through clinical development. While we may experience short-term decreases in clinical trial expenses as our larger Phase 3 clinical trials complete and before our Phase 1 and 2 programs can advance into Phase 2 and 3, we do expect over time our overall expenses will increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, and seek marketing approval for, our drug candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Moreover, in anticipation of filing for regulatory approvals for umbralisib and ublituximab we will need to expend substantial resources on manufacturing and NDA/ biologics license application (BLA) preparation over the next 12 to 24 months, which could exceed any cost savings associated with lower clinical trial expenses during the same period.

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

As a result, significant additional funding will be required. Additional sources of financing to continue our operations in the future might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned preclinical and clinical trials or obtain approval of any of our product candidates from the FDA or any foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales, marketing and medical educational efforts that are required for a successful launch of umbralisib and/or ublituximab or any of our product candidates and otherwise forego attractive business opportunities.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates and occupy valuable management time and resources.

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than funds already borrowed under the loan and security agreement that we entered into with Hercules in February 2019 (See Note 7 to our condensed consolidated financial statements for more information). To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. We may also seek funds through collaborations, strategic alliances or licensing arrangements with third parties at a time that is not desirable to us and we may be required to relinquish valuable rights to some intellectual property, future revenue streams, research programs or drug candidates or to grant licenses on terms that may not be favorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. See our risk factors below under the heading “Risks Related to Our Indebtedness.”

Additionally, fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our drug candidates. Dislocations in the financial markets have generally made equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline.

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

In February 2019, we entered into a Loan and Security Agreement (the “Loan Agreement”), with Hercules Capital, Inc., a Maryland corporation (“Hercules”) (See Note 7 to our condensed consolidated financial statements for more information). Under the Loan Agreement, Hercules will provide access to term loans with an aggregate principal amount of up to $60.0 million (the “Term Loan”). Concurrently with the closing of the Loan Agreement, we borrowed an initial tranche of $30.0 million. In addition, we have incurred short term liabilities of approximately $43.0 million with a contract manufacturing organization (CMO) for the scale-up, tech-transfer, and long-term supply of one of our drug candidates. This is an expensive and lengthy process and we expect to incur additional obligations associated with these ongoing manufacturing activities over the course of the next 24 months, and potentially longer. To date, this CMO has provided payment terms which we believe are reasonable, however no assurance can be given that such terms will continue to be available to us in the future. No assurances can be made that the obligations associated with the Loan Agreement and the CMO will not have a material adverse impact on our financial condition.

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

We may not have cash available in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due.

Failure to satisfy our current and future debt obligations under the Loan Agreement, or the breach of any of its covenants, subject to specified cure periods with respect to certain breaches, could result in an event of default and, as a result, Hercules could accelerate all of the amounts due. In the event of an acceleration of amounts due under the Loan Agreement as a result of an event of default, we may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time of such acceleration. In that case, we may be required to delay, limit, reduce or terminate our product candidate development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market our self. Hercules could also exercise its rights as collateral agent to take possession and dispose of the collateral securing the Term Loan for its benefit, which collateral includes substantially all of our property other than intellectual property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events

The Loan Agreement imposes operating and other restrictions on the Company. Such restrictions will affect, and in many respects limit or prohibit, our ability and the ability of any future subsidiary to, among other things:

●	dispose of certain assets;
●	change its lines of business;
●	engage in mergers, acquisitions or consolidations;
●	incur additional indebtedness;
●	create liens on assets;
●	pay dividends and make contributions or repurchase our capital stock; and
●	engage in certain transactions with affiliates.

The breach of any of these restrictive covenants could have a material adverse effect on our business and prospects.

Risks Related to Drug Development and Regulatory Approval

If we are unable to obtain regulatory approval for our most advanced drug candidates or other drug candidates and ultimately commercialize our most advanced drug candidates or other drug candidates, or experience significant delays in doing so, our business will be materially harmed.

We are a development-stage biopharmaceutical company, and do not currently have any commercial products that generate revenues or any other sources of revenue. We may never be able to successfully develop marketable products. Our pharmaceutical development methods are unproven and may not lead to commercially viable products for a variety of reasons. We have substantially invested all of our efforts and financial resources in the identification and pre-clinical and clinical development of our drug candidates, including ublituximab, umbralisib, TG-1501, TG-1701 and TG-1801. Our ability to generate drug revenues, which we do not expect will occur for a number of years, if ever, will depend completely on the successful completion of our current and future Phase 3 and registration-directed clinical trials and commercialization of our drug candidates, which may never occur. We currently generate no revenues from sales of any drugs, and we may never be able to develop or commercialize a marketable drug. Each of our drug candidates will require additional non-clinical or clinical development, management of clinical, non-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining or manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from drug sales. The success of our most advanced drug candidates and other drug candidates will depend on several factors, including the following:

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

Pharmaceutical development has inherent risks. The outcome of pre-clinical development testing and early clinical trials may not be predictive of the outcome of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drug candidates. Once a drug candidate has displayed sufficient pre-clinical data to warrant clinical investigation, we will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are effective with a favorable benefit-risk profile for use in populations for their target indications before we can seek regulatory approvals for their commercial sale. Success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Companies frequently experience significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. There is an extremely high rate of failure of pharmaceutical candidates proceeding through clinical trials.

For instance, early clinical results seen with ublituximab (TG-1101) and/or umbralisib (TGR-1202) in a small number of patients may not be reproduced in expanded or larger clinical trials such as in our UNITY-CLL, UNITY-NHL and ULTIMATE I and II programs. Individually reported outcomes of patients treated in clinical trials may not be representative of the entire population of treated patients in such studies. Larger scale Phase 3 studies, which are often conducted internationally, are inherently subject to increased operational risks compared to earlier stage studies, including the risk that the results could vary on a region to region, or country to country basis which could materially adversely affect the study’s outcome or the opinion of the validity of the study results by applicable regulatory agencies. In addition, early clinical trial results from interim analysis or from the review of a Data Safety Monitoring Board (“DSMB”) or similar safety committee may not be reflective of the results of the entire study, when completed. Clinical trial results can change over time as additional patients are added to a study or as additional follow-up is conducted, which may result in a material negative impact on the preliminary results. For instance, we recently announced that the Marginal Zone Lymphoma (“MZL”) and the Follicular Lymphoma (FL) cohorts of the UNITY-NHL study met the primary endpoint of overall response rate (ORR), falling within our target range which was between 40%-50%, and while we believe that the ORR results have the potential to increase over time within this range, or beyond, as patients continue to be followed, no assurance can be given that that this will be the case, and the results may ultimately fall at the lower end of the range. Further, time to event based endpoints such as duration of response (DOR) and progression free survival (PFS) have the potential to change, sometimes drastically, with longer follow-up. No assurance can be provided that the ORR, DOR and PFS data from the MZL and FL cohorts of the UNITY-NHL study will be supportive of an FDA approval or will support broad market uptake based on the profile of competitor drugs which may be available. While the MZL and FL cohorts of the UNITY-NHL study met their primary endpoint, each cohort of this study is operated and analyzed independently, and no assurance can be given that other cohorts from the UNITY-NHL study, including the MCL cohort, the DLBCL cohort, or the SLL patients enrolled within the FL/SLL cohort will meet their primary endpoint, have a positive outcome, or will be supportive of an FDA filing.

All of our Phase 3 and registration directed clinical trials such as UNITY-CLL, UNITY-NHL and ULTIMATE I and II utilize international clinical research sites, including sites in eastern European countries. We work with what we believe are reputable CRO’s and clinical research sites in conducting our studies internationally. Nevertheless, the risk of fraud, misconduct, incompetence, unexpected patient variability and other issues affecting the quality and the outcome of our Phase 3 and registration directed studies could arise from US or international sites. If that were to occur, the study could be negatively impacted, potentially even preventing it from being useful for regulatory approval. If such event were to occur, it would have a substantial negative impact on our business.

Many of the results reported in our early clinical trials rely on local investigator assessed safety and efficacy outcomes which may differ from results assessed in a blinded, independent, centrally reviewed manner, often required of adequate and well controlled registration directed clinical trials which may be undertaken at a later date. All of our current Phase 3 and registration directed studies such as UNITY-CLL, UNITY-NHL and ULTIMATE I and II trials utilize blinded, independent, central review to assess the primary endpoint of such studies. If the results from interim analyses are not consistent with final results or results from our registration directed trials are different from the results found in the earlier studies of ublituximab and umbralisib, we may need to terminate or revise our clinical development plan, which could extend the time for conducting our development program and could have a material adverse effect on our business. For example, we recently presented to the FDA, interim results from the MZL cohort of our UNITY-NHL trial that supported the granting of Breakthrough Therapy Designation (BTD). These interim results were also presented at the 2019 American Association of Cancer Research (AACR) annual meeting, 2019 American Society of Clinical Oncology (ASCO) annual meeting, and the 2019 International Conference on Malignant Lymphoma (ICML). No assurance can be given that the final results from that cohort or FL cohort will reflect the activity seen in these interim results, or that the final results will be sufficient to file for accelerated approval for umbralisib for the treatment of MZL and FL, and if filed that umbralisib will receive accelerated approval. Similarly, while early Phase 1 data for umbralisib and ublituximab alone and together looked promising there is no assurance that the UNITY-CLL trial will be positive. Moreover, while we believe one of the key differentiators for umbralisib is its tolerability and side effect profile compared to other drugs in the same class, no assurance can be given that a differentiated safety and tolerability profile will be realized in our Phase 3 or registration directed trials such as UNITY-CLL or UNITY-NHL. Specifically, we have not yet assessed the final safety data from the MZL or FL cohorts of the UNITY-NHL study as patients continue on therapy, therefore there can be no assurance given that the final safety data, once fully analyzed, will be consistent with prior safety data presented on umbralisib, will be differentiated from other similar agents in the same class, or that it will be favorable enough to support an FDA filing. In addition, no assurance can be given that new toxicities, or an increase in the severity or frequency of previously seen toxicities, will not be observed, which could have a material negative impact on the approvability or marketability of umbralisib or any of our product candidates. Finally, while the Phase 2 data for ublituximab in MS looked promising, no assurance can be given that the profile will carry into Phase 3 and that the ULTIMATE I and II clinical trials will be positive.

In addition to umbralisib and ublituximab, we have a number of compounds in early clinical development, such as TG-1501, TG-1701 and TG-1801. Many drug candidates fail in the early stages of clinical development for safety and tolerability issues, despite promising pre-clinical results. Accordingly, no assurance can be made that a safe and efficacious dose can be found for these compounds or that they will ever enter into advanced clinical trials alone or in combination with umbralisib and/or ublituximab.

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

Whether or not and how quickly we complete clinical trials is dependent in part upon the rate at which we are able to engage clinical research/trial sites and, thereafter, the rate of enrollment of patients, and the rate we collect, clean, lock and analyze the clinical trial database. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and whether existing or new drugs are approved for the indication we are studying. We are aware that other companies are currently conducting or planning clinical trials that seek to enroll patients with the same diseases that we are studying. We may experience numerous unforeseen events during, or as a result of, any current or future clinical trials that we may conduct that could delay or prevent our ability to receive marketing approval or commercialize our drug candidates, including:

●	the FDA or other regulatory authorities may require us to submit additional data or impose other requirements before permitting us to initiate a clinical trial;
●

health authorities or institutional review boards (“IRBs”), or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or country;

●

we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the DSMB for such trial or by the FDA or other regulatory authorities. Such health authorities may impose a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. The DSMBs for the UNITY-CLL and UNITY-NHL studies meet regularly to review ongoing safety from these studies, in an unblinded manner if applicable, and may recommend modification to the study design or closure of the study entirely based on their interpretation of the benefit/risk of the study.  While we develop charters that guide the nature of the DSMB’s meetings, their analysis and interpretation of study data occurs independently from us and is wholly within their control.  Even if the DSMB finds no safety concerns and recommends no modifications to our ongoing studies, this does not mean the safety profile of these studies may support a marketing approval. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our drug candidates. Further, the FDA may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. This could happen even for a protocol that has received an SPA. In September 2015, we announced a Phase 3 clinical trial for the combination of ublituximab plus umbralisib for patients with CLL, which is being conducted pursuant to an SPA with the FDA and in August 2017 we announced an SPA for our registration program for ublituximab in RMS. Many companies which have been granted SPAs have ultimately failed to obtain final approval to market their drugs. Since we are seeking approvals under SPAs for some of our product registration strategies, based on protocol designs negotiated with the FDA, we may be subject to enhanced scrutiny. Further, while changes or amendments to protocols are common during conduct of a clinical trial, protocol changes or amendments to a study that is being conducted under SPA will have to be reviewed and approved by the FDA to verify that the SPA agreement is still valid. The FDA’s willingness to agree to changes or amendments to a protocol or statistical analysis plan under SPA agreement is wholly within their discretion.  Such re-reviews also provide an opportunity for the FDA to scrutinize any aspect of the study design and conduct, even if previously agreed to under the existing SPA.  Failure to reach agreement with the FDA for routine protocol changes or modifications for any study we conduct under SPA could have a material negative impact to our ability to execute these studies. Even if the primary endpoint in a Phase 3 clinical trial is achieved, a SPA does not guarantee approval. While UNITY-CLL is being operated in a blinded manner, it is an open label study; meaning that trial participants, investigators, site staff, some employees of our contract research organizations, and our field level employees (i.e. clinical research associates, monitors, etc.), among others, have knowledge of treatment arm assignments on a patient-level, which has the potential to introduce bias into study conduct. Further, while the ULTIMATE 1 and 2 clinical trials are double-blind, double-dummy studies, unblinding of treatment arm assignment may occur from time to time, for example, on the occurrence of unexpected safety events which may necessitate understanding of study treatment.  While we believe we have put in place adequate firewalls to prevent inappropriate unblinding of study data consistent with standard industry practice for these types of studies, no assurance can be given that issues related to study conduct will not be raised. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the study design or data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee prior to making its final decision.

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

Our drug development costs will also increase if we experience delays in testing or regulatory approvals. We may also incur additional costs if enrollment is increased. All of our current Phase 3 and registration-directed clinical trials, such as UNITY-CLL, UNITY-NHL and ULTIMATE I and II enrolled a larger number of patients than our initial projections, adding significant costs to those studies over and above what had been projected. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Certain clinical trials are designed to continue until a pre-determined number of events have occurred in the patients enrolled. Trials such as this are subject to delays stemming from patient withdrawal and from lower than expected event rates. UNITY-CLL is an event-driven study, which means the study can only end when a certain pre-specified number of events have occurred. In the case of UNITY-CLL, an event is defined as disease progression or death. Given that these events cannot be predicted with certainty, predicting accurately when this study will reach a sufficient number of events to be complete is impossible. We have stated we believe the number of events can be reached by the end of 2019 or at some point in 2020 but there can be no assurance that this will occur and timelines for the completion of this study should not be relied upon given this inherent uncertainty. Delays beyond early 2020 could have a material and adverse impact on the Company. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our drug candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our drug candidates. Any delays in our pre-clinical or future clinical development programs may harm our business, financial condition and prospects significantly.

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site, or the FDA’s willingness to accept such data, may be jeopardized.

The sufficiency of our clinical trial results for accelerated approval are subject to the FDA’s discretion.

We have and will continue to explore strategies for ublituximab and/or umbralisib that involve use of the FDA’s accelerated approval pathway. Obtaining accelerated approval for an agent requires demonstration of meaningful benefit over all available therapies for a serious condition. While we believe we have an understanding of what is considered available therapy today, ultimately the determination of what constitutes available therapy is wholly up to the FDA and is subject to change. No assurance can be given that other agents will not receive full approval prior to our potential receipt of accelerated approval. If that were to occur, no assurance can be given that we would be successful in proving meaningful benefit over those later approved drugs. If we were unable to prove meaningful benefit over any such agents, we would be effectively blocked from receiving accelerated approval. We are currently awaiting final results from our UNITY-NHL trial, in particular the MZL and FL cohorts, which we are hoping will be useful for accelerated approval if positive. Even if the results are positive, no assurance can be given that umbralisib will obtain accelerated approval for a variety of reasons, including if a new treatment receives full approval prior to our potential receipt of accelerated approval. Previously, we were hopeful to utilize the results from our GENUINE study for accelerated approval but the intervening full approval of a drug called venetoclax for relapsed/refractory CLL has made that potential application more challenging. While no final decision has been made as to the filing of the GENUINE study for accelerated approval, the Company is uncertain in regard to any filing at this time. We recently announced that final results from the GENUINE study demonstrated improved progression-free survival for the combination arm compared to ibrutinib alone.  Despite this positive outcome, no assurance can be given that a filing based on the GENUINE results will ever be made, or if made would result in a favorable review by regulatory authorities.

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

We are currently running our Phase 3 and registration-directed trials, such as UNITY-CLL, UNITY-NHL and ULTIMATE I and II and have not completed testing of any of our product candidates for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent that the adverse events, if any, will be observed in patients who receive any of our product candidates. To date, clinical trials using ublituximab and umbralisib have demonstrated a toxicity profile that was deemed acceptable by the investigators performing such studies. Such interpretation may not be shared by future investigators or by the health authorities and in the case of ublituximab and umbralisib, even if deemed acceptable for oncology and/or autoimmune indications, it may not be acceptable for diseases outside the oncology and autoimmune settings, and likewise for any other product candidates we may develop. Additionally, the severity, duration and incidence of adverse events may increase in larger study populations such as found in our on-going Phase 3 and registration-directed trials. Particularly, with respect to umbralisib, although over 1,000 patients to date have been dosed amongst all ongoing umbralisib studies, the full adverse effect profile of umbralisib is not known. As additional patients are exposed for longer durations to umbralisib, it is unknown whether greater frequency and/or severity of adverse events are likely to occur. Common toxicities of other drugs in the same class as umbralisib include high levels of liver toxicity, infections and colitis, the latter of which notably has presented with later onset, with incidence increasing with duration of exposure. No assurance can be given that an acceptable safety and tolerability profile for umbralisib will continue to be demonstrated in the future with longer durations of exposure, at the fixed 800mg dose being evaluated in our registration-directed trials and in multiple drug combinations. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain marketing approval and generate revenues from its sale, or even if approved for sale may lack differentiation from competitive products, which could have a material adverse impact on our business and operations.

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

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates or any future product candidates are subject to extensive regulation by the FDA in the United States and by comparable health authorities worldwide. In the United States, we are not permitted to market a product candidate until we receive approval of a BLA or NDA from the FDA. The process of obtaining BLA and NDA approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Approval policies or regulations may change and the FDA has substantial discretion in the pharmaceutical approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. In addition, the FDA may require post-approval clinical trials or studies which also may be costly. The FDA approval for a limited indication or approval with required warning language, such as a box warning, could significantly impact our ability to successfully market our product candidates. Finally, the FDA may require adoption of a REMS requiring prescriber training, post-market registries, or otherwise restricting the marketing and dissemination of these products. Despite the time and expense invested in the clinical development of product candidates, regulatory approval is never guaranteed. Assuming successful clinical development, we intend to seek product approvals in countries outside the United States. As a result, we would be subject to regulation by the EMA, as well as the other regulatory agencies in these countries.

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

A breakthrough therapy designation by the FDA for our drug candidates, including umbralisib for the treatment of adult patients with relapsed or refractory Marginal Zone Lymphoma who have received at least one prior treatment including an ant i-CD20 monoclonal antibody, may not lead to a faster development or regulatory review or approval process, and it does not ensure that our drug candidates will receive marketing approval.

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

Ublituximab received orphan-drug designation from the FDA for the treatment of MZL (Nodal and Extranodal) in September 2013, for the treatment of CLL in August of 2010, and orphan-drug designation by the EMA for the treatment of CLL in November of 2009. We also obtained orphan drug designation for umbralisib as monotherapy for the treatment of CLL in August 2016 and all three types of MZL (nodal, extranodal and splenic) in April 2019, and in January 2017, we announced that the FDA granted Orphan Drug designation covering the combination of ublituximab and umbralisib for the treatment of patients with CLL and DLBCL. As part of our business strategy, we may seek orphan drug designation for our other drug candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the U.S. Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

Even if we obtain orphan drug exclusivity for a drug, that exclusivity may not effectively protect the designated drug from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we intend to seek additional orphan drug designation for our other drug candidates, we may never receive such designations. Even if we receive orphan drug designation for any of our drug candidates, there is no guarantee that we will enjoy the benefits of those designations.

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

The total addressable market opportunity for umbralisib and ublituximab for the treatment of patients with CLL, MZL, FL and MS will ultimately depend upon, among other things, the final label indication, approval for sale for these indications, acceptance by the medical community, patient access, drug pricing and reimbursement. The number of patients in major markets, including the number of addressable patients in those markets, may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, new patients may become increasingly difficult to identify or gain access to, or patients and physicians may choose to utilize competitive products, all of which would adversely affect our results of operations and our business.

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

HHS has made numerous other proposals aimed at lowering drug prices for Medicare beneficiaries and increasing price transparency. These proposals include giving Medicare Advantage and Part D plans flexibility in the availability of drugs in “protected classes,” more transparency in the cost of drugs, including the beneficiary’s financial liability, and less costly alternatives and permitting the use of step therapy as a means of prior authorization. HHS has also proposed requiring that pharmaceutical manufacturers disclose the prices of certain drugs in direct-to-consumer television advertisements. The proposal related to protected classes has been withdrawn and the disclosure requirements have been rejected by the courts. In addition, a proposed rule that would have passed drug rebates to consumers at the point of sale also has been withdrawn. However, it appears the Trump Administration will continue to explore its authority to make regulatory changes to the pharmaceutical industry. For example, the Trump Administration released an Advance Notice of Proposed Rulemaking related to an international price index model. It is unclear what eventually will be proposed, but the President has alluded to the concept of “most favored nation” pricing with regard to U.S. drug purchasing. In addition, HHS, in conjunction with the FDA, announced that it will be exploring a reimportation pathway in certain instances and for certain drugs.

HHS also has taken steps to increase the availability of cheaper health insurance options, typically with fewer benefits. The Trump Administration has also signaled its intention to address drug prices and to increase competition, including by increasing the availability of biosimilars and generic drugs. As these are regulatory actions, a new administration could undo or modify these efforts.

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

There likely will continue to be legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare products and services. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

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

Additionally, we use CRO’s to assist in the conduct of our current clinical trials and expect to use such services for future clinical trials and we rely upon medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and appropriate regulations. Our current and future CROs, investigators and other third parties play a significant role in the conduct of our trials and the subsequent collection and analysis of data from the clinical trials. There is no guarantee that any CROs, investigators and other third parties will devote adequate time and resources to our clinical trials or perform as contractually required. If any third parties upon whom we rely for administration and conduct of our clinical trials fail to meet expected deadlines, fail to adhere to its clinical protocols or otherwise perform in a substandard manner, our clinical trials may be extended, delayed or terminated, and we may not be able to commercialize our product candidates. In addition to the third parties identified above, we are also heavily reliant on the conduct of our patients enrolled to our studies by our third-party investigators. We rely on our clinical trial sites and investigators to properly identify and screen qualified candidates for our clinical trials, and for them to ensure participants adhere to our clinical protocol requirements. The majority of our clinical trial conduct occurs in the out-patient setting, where patients are expected to continue to adhere to our study protocol specified requirements. The ability of our enrolled patients to properly identify, document, and report adverse events; take protocol specified study drugs at the correct quantity, time, and setting, as applicable; avoid contraindicated medications; and comply with other protocol specified procedures such as returning to the trial site for scheduled laboratory and disease assessments, is wholly out of our control. Deviations from protocol procedures, such as those identified previously, could materially affect the quality of our clinical trial data, and therefore ultimately affect our ability to develop and commercialize our drug candidates. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trials unless we are able to transfer the care of those patients to another qualified clinical trial site. If any of our clinical trial sites are required by the FDA or IRB to close down due to data management or patient management or any other issues we may lose patients. In our MS Phase 2 trial, during routine monitoring and site audits, significant Good Clinical Practice (GCP) violations and other noncompliance issues were identified at one of our US-based large academic sites. The investigator left the institution and shortly thereafter the site terminated their participation in our study before all data could be source document verified. While we do not believe this will have any effect on the overall results of the MS Phase 2 trial, sensitivity analyses excluding data from this site will be performed and no assurance can be given that the results were not affected.

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

The facilities used by our contract manufacturers to manufacture our drug candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our marketing applications to the FDA. We do not control the manufacturing process of, and will be completely dependent on, our contract manufacturers for compliance with cGMPs in connection with the manufacture of our drug candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our drug candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our drug candidates. Further, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of drug candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our drug candidates.

We do not have any long-term supply agreements with all our contract manufacturers. We purchase our required drug supply, including the drug product and drug substance on a purchase order basis. In addition, we may be unable to establish or maintain any agreements with third-party manufacturers or to do so on acceptable terms. No assurance can be given that a long-term, scalable manufacturer can be identified or that they can make clinical and commercial supplies of our product candidates that meets the product specifications of previously manufactured batches, or is of a sufficient quality, or at an appropriate scale and cost to make it commercially feasible. If they are unable to do so, it could have a material adverse impact on our business.

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

Currently, the composition of matter patent for ublituximab and umbralisib are granted in both the United States and EU, among other countries. A method of use patent covering the combination of ublituximab and umbralisib has also been granted in the US, EU, Japan, and several other territories. Additionally, several method of use patents for ublituximab and umbralisib in various indications and settings have also been applied for but have not yet been issued, or have been issued in certain territories but not under all jurisdictions in which such applications have been filed. There can be no guarantee that any patents for which an application has already been filed, nor any patents filed in the future, for our TG-1501, TG-1701 and TG-1801 or for our pre-clinical product candidates will be granted in any or all jurisdictions in which there were filed, or that all claims initially included in such patent applications will be allowed in the final patent that is issued. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our partners will be successful in protecting our product candidates by obtaining and defending patents, or what the scope of an issued patent may ultimately be.

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

We are highly dependent on the research and development, clinical, business development, financial and legal expertise of our senior management team as well as the other principal members of our management, scientific and clinical team. Although we have entered into an employment agreement with our chief executive officer and employment letters with our senior managers, each of our executive officers may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

We will need to develop and expand our business, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

As of November 2, 2019, we had 120 full-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. Our management and medical and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. To accommodate growth, additional physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our business.

Additionally, to help manage the expanding needs, we may utilize the services of outside vendors or consultants to perform tasks including clinical trial management, statistics and analysis, regulatory affairs, formulation development, chemistry, manufacturing, controls, and other pharmaceutical development functions. Our growth strategy may also entail expanding our group of contractors or consultants to implement these tasks going forward. Because we rely on a substantial number of consultants, effectively outsourcing many key functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may be unable to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, under the Loan Agreement, we are currently restricted from paying cash dividends, and we expect these restrictions to continue in the future. In addition, the terms of any future debt agreements may continue to preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

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

As a public company, we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission (“SEC”), and the rules of any stock exchange on which we are listed. These rules impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our team has devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our Board committees or as executive officers.

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

The exhibits listed on the Exhibit Index are included with this report.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2019.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2019.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2019.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2019.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ (Deficit) Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

*Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: November 12, 2019	By:	/s/ Sean A. Power
Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer