Form 10-K
period 2019-12-31
TG THERAPEUTICS, INC.
filed 2020-03-02
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number 1-32639

TG THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3898269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Gansevoort St., 9th Floor
New York, New York	10014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 554-4484

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Exchange Name
Common Stock, par value $0.001	TGTX	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was $687,572,082 as of June 30, 2019, based on the closing sale price of such stock as reported on the NASDAQ Capital Market.

There were 109,401,184 shares of the registrant’s common stock, $0.001 par value, outstanding as of February 21, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

TG THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

The forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	the initiation, timing, progress and results of our pre-clinical studies and clinic trials, including, without limitation, our on-going UNITY-CLL Phase 3 clinical trial, ULTIMATE I and II Phase 3 clinical trial and UNITY-NHL Phase 2b clinical trial;
●	our ability to advance drug candidates into, and successfully complete, clinical trials;
●	the timing or likelihood of regulatory filings and approvals;
●	the commercialization of our drug candidates, if approved;
●	the pricing and reimbursement of our drug candidates, if approved;
●	the implementation of our business model, strategic plans for our business, drug candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our drug candidates and technologies;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
●	our ability to maintain and establish collaborations and enter into strategic arrangements, if desired;
●	our financial performance and cash burn management; and
●	developments relating to our competitors and our industry.

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

ITEM 1. BUSINESS.

OVERVIEW

We are a biopharmaceutical company dedicated to developing and delivering medicines for patients with B-cell mediated diseases, including Chronic Lymphocytic Leukemia (CLL), non-Hodgkin Lymphoma (NHL) and Multiple Sclerosis (MS). We have developed a robust B-cell directed research and development (R&D) platform for identification of key B-cell pathways of interest and rapid clinical testing. Currently, we have five B-cell targeted drug candidates in clinical development, with the lead two therapies, ublituximab (TG-1101) and umbralisib (TGR-1202), in pivotal trials for CLL, NHL and MS. Ublituximab is a novel anti-CD20 monoclonal antibody (mAb) that has been glycoengineered for enhanced potency over first generation antibodies. Umbralisib is an oral, once daily, dual inhibitor of PI3K-delta and CK1-epsilon, which may lead to a differentiated safety profile. When used together in combination therapy, ublituximab and umbralisib are referred to as "U2". Additionally, in early clinical development we have an anti-PD-L1 monoclonal antibody referred to as cosibelimab (TG-1501), an oral Bruton’s Tyrosine Kinase (“BTK”) inhibitor referred to as TG-1701, and an anti-CD47/CD19 bispecific antibody referred to as TG-1801.

We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates.

Current Phase 3 or Registration Directed Clinical Trial Highlights:

We have initiated and enrolled several Phase 3 and registration-directed Phase 2b clinical trials (i.e., clinical trials that may support a marketing application for approval). The following are highlights from our current Phase 3 trials and registration-directed Phase 2b clinical trials:

●	UNITY-NHL Phase 2b Trial: UNITY-NHL is a broad Phase 2b registration-directed clinical trial designed to evaluate the efficacy and safety of umbralisib monotherapy and U2 combinations in patients with previously treated NHL. The marginal zone lymphoma (MZL) and the follicular lymphoma (FL)/small lymphocytic lymphoma (SLL) single agent umbralisib cohorts of this trial are fully enrolled. The primary objective of these cohorts is to assess the efficacy of single agent umbralisib as measured by Overall Response Rate (ORR). In February 2019, we announced that the MZL cohort met the primary endpoint of ORR as determined by Independent Review Committee (IRC) for all treated patients (n=69). The results met our target guidance of 40-50% ORR. Interim safety and efficacy data from the MZL cohort were presented in an oral presentation at three medical meetings, the American Association for Cancer Research (AACR) annual meeting in April 2019, the American Society of Clinical Oncology (ASCO) annual meeting in June 2019 and the International Conference on Malignant Lymphoma (ICML) also in June 2019. In October 2019, we announced that the FL patients within the FL/SLL cohort met the primary endpoint of ORR as determined by Independent Review Committee (IRC) for all treated patients (n=118). The results also met our target guidance of 40-50% ORR. Most recently, in January of 2020, we received guidance from the FDA allowing submission of a single New Drug Application (NDA) for MZL and FL indications and initiated a rolling submission of an NDA to the FDA for umbralisib in MZL/FL. We anticipate completion of the rolling submission in the first half of 2020.
●	UNITY-CLL Phase 3 Trial Evaluating Umbralisib plus Ublituximab (U2): UNITY-CLL is a global Phase 3 randomized controlled clinical trial comparing the U2 combination to an active control arm of obinutuzumab plus chlorambucil in patients with both treatment naive and relapsed or refractory CLL. Two additional arms evaluating single agent ublituximab and single agent umbralisib were also enrolled for purposes of evaluating contribution in the U2 combination regimen. The primary endpoint for this study is progression free survival (PFS) which we intend to use to support a submission for approval of the U2 combination in CLL. The study completed enrollment in October 2017 with over 600 patients enrolled across the four treatment arms, with approximately 420 patients in the U2 and the active control arm combined. This trial is conducted under Special Protocol Assessment (SPA) with the FDA.

●	ULTIMATE I & II Trials Evaluating Single Agent Ublituximab in RMS: ULTIMATE I and ULTIMATE II are two independent Phase 3 trials. Each trial is a global, randomized, multi-center, double-blinded, double-dummy, active-controlled study comparing ublituximab to teriflunomide in subjects with relapsing forms of Multiple Sclerosis (RMS). The primary endpoint for each study is Annualized Relapse Rate (ARR) following 96 weeks of treatment which we intend to use to support a submission for approval of ublituximab in RMS. These trials are conducted under a SPA with the FDA. Full enrollment for the ULTIMATE studies was completed in second half of 2018, with approximately 1,100 subjects enrolled in both studies combined.
●	ULTRA-V Phase 2b Trial Evaluating U2 plus Venetoclax in CLL: ULTRA-V is a Phase 2b open-label, multicenter, registration-directed clinical trial designed to investigate the efficacy and safety of ublituximab and umbralisib (U2) combined with venetoclax in subjects with Chronic Lymphocytic Leukemia. The primary endpoint for this study is ORR and Complete Response (CR) rate. This trial is currently enrolling.

CORPORATE INFORMATION

We were incorporated in Delaware in 1993. Our executive offices are located at 2 Gansevoort Street, 9th Floor, New York, New York 10014. Our telephone number is 1-212-554-4484, and our e-mail address is info@tgtxinc.com.

We maintain a website with the address www.tgtherapeutics.com and maintain various social media accounts, including but not limited to Twitter and LinkedIn. We make available free of charge through our corporate website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We are not including the information on our website or our social media accounts as a part of, nor incorporating either by reference into, this report. The SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is http://www.sec.gov.

In addition, we intend to use our corporate website, SEC filings, press releases, public conference calls and webcasts as well as social media to communicate with our subscribers and the public. It is possible that the information we post on social media could be deemed to be material information. Therefore, in light of the SEC’s guidance, we encourage investors, the media and others interested in us to review the information we post on the U.S. social media channels listed on our website.

STRATEGY

Our Strategy

●	Completing our current Phase 3 and registration-directed trials for umbralisib and ublituximab, including, UNITY-CLL, UNITY-NHL, and the ULTIMATE Phase 3 Program in MS;
●	Gaining regulatory approval for umbralisib in NHL, umbralisib plus ublituximab (“U2”) in CLL, and ublituximab in MS;
●	Preparing for commercial launch and building commercial capability to ensure, when approved, broad access to patients for the approved indications for umbralisib and ublituximab;
●	Developing U2 in NHL;
●	Advancing cosibelimab (TG-1501), TG-1701, and TG-1801 through clinical development and defining potential regulatory paths for these drug candidates both as single agents and in combination with umbralisib, ublituximab, and/or U2;
●	Building upon the MS program to expand ublituximab into additional MS indications and other autoimmune diseases;
●	Continuing to expand our pipeline with mechanisms of importance to B-cell mediated diseases;
●	Evaluating potential strategic collaborations to maximize the value of our programs and B-cell directed platform; and
●	Maintaining our “patient first” culture as we grow our business.

Our Approach and Platform

Our approach to drug development is centered on developing solutions for patients rather than developing single therapies for a disease. Our process begins by identifying validated targets against B-cell diseases, and then searching for and, ideally, acquiring what we believe to be “best-in-class” compounds with complementary mechanisms against these targets, with the goal of developing multi-drug proprietary targeted combinations, which can potentially offer better outcomes for patients.

Our preference is to identify targets for which there is human clinical proof of concept that the mechanism is active in B-cell diseases and then to identify drug candidates that effectively modulate the desired molecular target. We identify these drug candidates at academic centers of excellence or in development at biotech companies or pharmaceutical companies globally. Our current drug candidates were acquired through license agreements, collaborations, or joint ventures with biopharmaceutical companies located in the US, France, Switzerland, India, and China. This approach enables us to minimize target risk while looking for the best available drug candidates around the world. By focusing on B-cell diseases and targets with a known activity profile, we believe that we can quickly identify the patients most likely to respond, resulting in a more efficient development path with the potential for a greater likelihood of success. Importantly, since all our drug candidates are focused in one disease area, we can rapidly explore combination therapies, which we believe is essential to improving outcomes for patients and holds the key to identifying cures for patients with B-cell diseases.

Our approach is enabled by our clinical development platform which includes:

●	An internal team with a deep understanding of B-cell diseases and the treatment of patients; and
●	An external network of more than 350 community and academic clinical trial sites globally.

B-CELL DISEASES OVERVIEW

B-cell mediated diseases comprise a constellation of disorders that result from cancerous B-cells or aberrant B-cells. In the case of cancerous B-cells, the most common forms of B-cell cancers or B-cell malignancies are non-Hodgkin Lymphoma (NHL) and Chronic Lymphocytic Leukemia (CLL). In the case of aberrant B-cells, many autoimmune diseases are believed to result from aberrant B-cell activity, including, Multiple Sclerosis (MS), Rheumatoid Arthritis (RA), and Lupus.

The Company’s current clinical programs are focused on CLL, MZL, FL and MS.

Chronic Lymphocytic Leukemia Overview

CLL is the most common type of adult leukemia, and in 2019, it is estimated there will be more than 20,000 new cases of CLL diagnosed in the United States1. Although signs of CLL may disappear for a period of time after initial treatment, the disease is considered incurable and many people will require additional treatment due to the return of malignant cells.

Marginal Zone Lymphoma Overview

MZL comprises a group of indolent (slow growing) B-cell non-Hodgkin lymphomas (NHLs) that begin forming in the marginal zone of lymphoid tissue. With an annual incidence of approximately 7,500 newly diagnosed patients in the United States2, MZL is the third most common B-cell NHL, accounting for approximately eight percent of all NHL cases. MZL consists of three different subtypes: extranodal MZL of the mucosal-associated lymphoid tissue (MALT), nodal marginal zone lymphoma (NMZL), and splenic marginal zone lymphoma (SMZL)3.

1 Cancer Stat Facts: Leukemia – Chronic Lymphocytic Leukemia https://seer.cancer.gov/statfacts/html/clyl.html

2 2016 Lymphoid Malignancy Statistics by World Health Organization Subtypes VOLUME 66 _ NUMBER 6 _ NOVEMBER/DECEMBER 2016 https://onlinelibrary.wiley.com/doi/pdf/10.3322/caac.21357

3 Lymphoma Research Foundation: Marginal Zone Lymphoma https://lymphoma.org/aboutlymphoma/nhl/mzl/

Follicular Lymphoma Overview

FL is typically a slow-growing or indolent form of NHL which accounts for 20 to 30 percent of all NHL cases4, with a prevalence of approximately 245,0005 and an incidence of approximately 31,0006 in the US, Japan, and 5 major EU markets. Advanced stage FL is usually not considered to be curable, but more of a chronic disease, with patients living for many years.

Multiple Sclerosis Overview

Relapsing multiple sclerosis (RMS) is a chronic demyelinating disease of the central nervous system (CNS) and includes people with relapsing-remitting multiple sclerosis (RRMS) and people with secondary progressive multiple sclerosis (SPMS) who continue to experience relapses. RRMS is the most common form of multiple sclerosis (MS) and is characterized by episodes of new or worsening signs or symptoms (relapses) followed by periods of recovery. It is estimated that nearly 1,000,000 people are living with MS in the United States7 and approximately 85 percent are initially diagnosed with RRMS8. The majority of people who are diagnosed with RRMS will eventually transition to SPMS, in which they experience steadily worsening disability over time.

OUR PRODUCTS UNDER DEVELOPMENT

We have leveraged our B-cell platform to develop a robust drug pipeline of both targeted orally available, potent and selective small molecule kinase inhibitors and intravenously delivered “off-the-shelf” immunotherapies that leverage the patient’s own immune system to fight cancer. We currently own worldwide development and commercial rights, subject to certain limited geographical restrictions, to all of our pre-clinical and clinical programs. The following table summarizes our most advanced drug candidates as of February 2020.

Clinical Drug Candidate (molecular target)	Initial Target Disease	Stage of Development (pivotal study)
Ublituximab (anti-CD20/mAb)	Chronic Lymphocytic Leukemia	Phase 3 trial (UNITY-CLL)
	Multiple Sclerosis	Phase 3 trials (ULTIMATE I and II)

Umbralisib (Dual PI3K delta and CK1 epsilon inhibitor)	Chronic Lymphocytic Leukemia	Phase 3 trial (UNITY-CLL)
	Marginal Zone Lymphoma	Phase 2b trial (UNITY-NHL)
	Follicular Lymphoma	Phase 2b trial (UNITY-NHL)
Cosibelimab (anti-PDL1)	B-cell Cancers	Phase 1 trial
TG-1701 (BTK inhibitor)	B-cell Cancers	Phase 1 trial
TG-1801 (anti-CD47/CD19)	B-cell Cancers	Phase 1 trial

4 Lymphoma Research Foundation: Follicular Lymphoma https://lymphoma.org/aboutlymphoma/nhl/fl/

5 Decision Resources via Pharmacyclics Investor Presentation, December 2014

6 Global Data 2016 NHL Model

7 National MS Society https://www.nationalmssociety.org/About-the-Society/MS-Prevalence

8 Multiple Sclerosis International Federation, 2013 via Datamonitor p. 236

Ublituximab Overview

Ublituximab (also referred to as TG-1101) is a glycoengineered anti-CD20 monoclonal antibody that targets a unique epitope on the CD20 antigen found on the surface of B-lymphocytes. We hold exclusive worldwide rights to develop and commercialize ublituximab for all indications, except for the territories of France and Belgium for which an option to commercialize has been retained by LFB Biotechnologies, South Korea and Southeast Asia which we licensed to Ildong Pharmaceutical Ltd in November 2012.

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

ADCC is a mechanism that is dependent on interactions between the Fc region of the antibody and the FcγR receptors on immune system effector cells, most notably the Fc−gammaRIIIA (CD16) receptor found on NK cells. These interactions trigger effector cells to release cytotoxic molecules and proteases resulting in B-cell death. Ublituximab is a next generation, type I chimeric IgG1 monoclonal antibody with a glycoengineered Fc region designed specifically to induce higher ADCC activity in comparison to rituximab. In pre-clinical (non-human) experiments, ublituximab has demonstrated an ability to enhance ADCC by >50x over rituximab, resulting in enhanced potency.

Umbralisib Overview

Umbralisib (also referred to as TGR-1202) is an oral, once daily dual inhibitor of PI3K-delta and CK1-epsilon, with nanomolar potency to the delta isoform and high selectivity over the alpha, beta, and gamma isoforms. Umbralisib also uniquely inhibits CK1-epsilon, which may lead to a differentiated safety profile. The phosphoinositide-3-kinases (“PI3Ks”) are a family of enzymes involved in various cellular functions, including cell proliferation and survival, cell differentiation, intracellular trafficking, and immunity. There are four isoforms of PI3K (alpha, beta, delta, and gamma), of which the delta isoform is strongly expressed in cells of hematopoietic origin, and often implicated in B-cell related lymphomas.

In October 2016, a manuscript titled, "Silencing c-Myc Translation as a Therapeutic Strategy through Targeting PI3K Delta and CK1 Epsilon in Hematological Malignancies," was published online in the First Edition section of Blood, the Journal of the American Society of Hematology. The publication presents preclinical data describing the synergy of umbralisib with the proteasome inhibitor carfilzomib and the unique effects of the combination to silence c-Myc in various preclinical lymphoma and myeloma models. Importantly, the manuscript for the first time reported on umbralisib’s unique complimentary mechanism of inhibiting the protein kinase casein kinase-1 epsilon (CK1e), which may lead to a differentiated safety profile by supporting T regulatory cells, a part of the immune system necessary to protect against autoimmune mediated toxicities.

Early Clinical Development of Ublituximab and Umbralisib

Single Agent Ublituximab (TG-1101) in Relapsed/Refractory NHL & CLL

Two single-agent, dose-escalation, Phase I studies were undertaken with ublituximab to establish an optimal dose in patients with NHL and CLL. The first was a two part first-in-human Phase I clinical trial completed in France in which ublituximab was evaluated in relapsed or refractory CLL. In 2012 a second single-agent Phase I study was undertaken in the US entitled "An Open Label Phase I/II Trial of the Efficacy and Safety of TG-1101 in Patients with B-cell Non-Hodgkin Lymphoma who have Relapsed or are Refractory After CD20 Directed Antibody Therapy." In July 2014, this trial completed enrollment of 35 patients, of which 12 patients were included in the dose escalation component and 23 patients in various expansion cohorts. All enrolled patients were relapsed or refractory to rituximab or a rituximab containing regimen, and in most cases multiple other lines of therapy. Dr. Owen O'Connor, Professor of Medicine and Director, Center for Lymphoid Malignancies at New York Presbyterian Columbia Medical Center was the Principal Investigator for the multi-center study. Data from this study were published in the British Journal of Haematology in February 2017. In both Phase 1 studies, single agent ublituximab was deemed well tolerated by treating investigators and displayed promising clinical activity in relapsed and refractory patients.

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

In October of 2019, at the 35th Congress of the European Committee for Treatment and Research in Multiple Sclerosis (ECTRIMS) meeting in Stockholm, Sweden, we re-presented the final 48-week data from the Phase 2 trial, and also presented long-term follow-up data for 45 patients from the Phase 2 trial that enrolled into the Open Label Extension (OLE) trial. With a median duration of follow-up of 124.7 weeks, ublituximab continued to be well tolerated, no subjects discontinued due to an adverse event (AE) related to ublituximab, and AEs deemed at least possibly related to ublituximab were infrequent with all patients dosed at 450mg administered in a one-hour infusion. Additionally, infusion related reactions (IRRs) were rare during the OLE, occurring in only 5 patients (11%) all Grade 1 or 2.

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

In February 2018, data from this first-in-human Phase 1 clinical trial of umbralisib was published in The Lancet Oncology. The manuscript was titled, “Umbralisib, a novel PI3K and casein kinase-1 epsilon inhibitor, in relapsed or refractory chronic lymphocytic leukemia and lymphoma: an open-label, phase 1, dose-escalation, first-in-human study.” The paper includes safety and efficacy information from 90 patients with relapsed or refractory hematologic malignancies, including patients with CLL and various forms of lymphoma treated with single agent umbralisib. In this study, the data showed that umbralisib was well tolerated with a favorable safety profile.

Additional Early Studies with Ublituximab (TG-1101) and/or Umbralisib (TGR-1202)

In addition to the above Phase 1 trials for ublituximab and umbralisib, the following Phase 1 and Phase 2 studies, as well as an integrated analysis were conducted:

●	Phase 1/2 Study of Umbralisib, Ublituximab and Venetoclax in patients with relapsed or refractory CLL – In December 2019, we presented triple therapy data from patients with relapsed/refractory CLL treated with the triple therapy combination of ublituximab, umbralisib and venetoclax during an oral session at the 61st American Society of Hematology (ASH) annual meeting and exposition. At the time of presentation, twenty-seven patients were evaluable for safety and 23 were evaluable for efficacy. The triple therapy regimen was administered with 3 cycles of U2 induction/debulking to reduce the risk of tumor lysis syndrome (TLS), followed by the combination of umbralisib and venetoclax starting in cycle 4. Patients who were bone marrow MRD negative after cycle 12 stopped all therapy. Overall response rate (ORR) of 87% (20/23) after U2 induction period at cycle 3, prior to introduction of venetoclax, in relapsed/refractory CLL patients, including patients refractory to ibrutinib. U2 induction appeared to reduce venetoclax TLS risk, with no patients remaining as TLS high-risk following 3 cycles of U2. 13 patients were treated for >7 cycles and 9 patients for > 12 cycles, with the following response rates observed: 100% ORR (13/13) after cycle 7 for the triple combination; 100% ORR (9/9) including 44% Complete Response (CR) after cycle 12 for the combination; 100% (9/9) of patients had undetectable minimal residual disease (MRD) (<0.01%) in peripheral blood after 12 cycles of therapy; and 78% (7/9) of patients who completed 12 cycles of therapy had undetectable MRD in bone marrow and have stopped therapy. At the time of the presentation, no patients (n=27) had progressed with a median follow-up of 6.4 months. Overall the triplet regimen was generally well tolerated with no events of TLS observed.
●	Phase 1 Study of TG-1701, a Once-Daily BTK inhibitor, as a Single Agent and in Triple Combination with Umbralisib and Ublituximab in patients with relapsed or refractory NHL and CLL – In December 2019, we presented data from patients with relapsed/refractory NHL and CLL treated with the triple therapy combination of TG-1701, umbralisib and ublituximab during a poster session at the 61st American Society of Hematology (ASH) annual meeting and exposition. The proprietary triplet of U2 plus TG-1701 induced 86% ORR (6 of 7) in patients with relapsed/refractory NHL and CLL at the lowest dose of TG-1701 tested. Of the 7 patients treated with the triple, 4 patients had follicular lymphoma (FL), of which 2 achieved a complete response (CR), 1 patient achieved partial response (PR) and 1 patient had stable disease SD). The remaining three patients treated with the combination included the following: 1 patient with marginal zone lymphoma (MZL) achieved a PR, 1 patient with Waldenström's macroglobulinemia (WM) achieved a PR; and 1 patient with diffuse large B-cell lymphoma (DLBCL) achieved a PR. As of the time of the presentation, all patients treated with the triple combination of TG-1701 plus U2 remained on study.
●	Ublituximab in Combination with Umbralisib with/without ibrutinib or bendamustine for Relapsed/Refractory NHL & CLL— In November 2013, we initiated a multi-center, Phase I study to evaluate the safety and efficacy of the combination of ublituximab and umbralisib, (U2), for patients with relapsed and/or refractory CLL and NHL. The MD Anderson Cancer Center was the lead center for this clinical trial. Additional cohorts were added to this study to explore the triple therapy combination of U2 plus ibrutinib and the triple therapy combination of U2 plus bendamustine. Both U2 and the triplet combinations demonstrated acceptable levels of tolerability with promising activity. Enrollment in all cohorts is now closed and patients continued to be followed for safety and efficacy. Data highlights from each cohort include the following:

o	Ublituximab plus Umbralisib (U2):
◾	In December 2015 we presented the results from the U2 portion of this trial at the 57th American Society of Hematology (ASH) annual meeting, Abstract Number 1538. The presentation included data from patients with relapsed and refractory NHL and CLL treated with U2. The combination was well tolerated in the 71 patients evaluable for safety at all dose levels up through 1200mg. This was a heavily pretreated population with high-risk features, including 58% refractory to last treatment with multiple previous lines of rituximab-based therapy. Notably, the only Grade 3/4 adverse event occurring in > 5% of patients was neutropenia and of the 71 patients available for safety, only 6 patients (8%) discontinued due to an umbralisib related event. Additionally, 26 patients had been on U2 for 6+ months, with no events of colitis reported as of the date of publication. Efficacy data was presented on patients treated at the higher doses of umbralisib (1200mg of the original formulation and 600mg or greater of the micronized formulation). 80% (8 of 10) ORR was observed in patients with CLL/SLL, including 1 complete response (CR) and 7 partial responses (PRs). Notably, 75% of CLL patients had high-risk cytogenetics (17p and/or 11q del). 71% (12 of 17) ORR was observed in heavily pretreated patients with indolent NHL (FL & MZL), including 4 CRs (24%) and 8 PRs, with 4 of the remaining 5 patients achieving stable disease.
◾	In September of 2019, results from the Phase I/IB combination trial of U2 were published in Blood, the Journal of the American Society of Hematology. The paper includes safety and efficacy information from 22 patients with CLL or small lymphocytic lymphoma (SLL) and 53 patients with NHL treated with the combination of ublituximab and umbralisib, referred to as “U2”. Safety data was available from all 75 patients and demonstrated that the U2 combination was well tolerated with the majority of adverse events (AEs) being grade 1 or 2 in severity and no maximum tolerated dose achieved in either CLL or NHL. Importantly, U2 exhibited low rates of immune-mediated toxicities, typically associated with other PI3K-delta inhibitors including colitis, pneumonia/pneumonitis, or hepatic toxicity, and discontinuations due to AEs were limited (13%).
◾	Efficacy data was available from 69 patients and showed the combination to be highly active with a 72.5% clinical benefit rate (defined as patients obtaining a Complete Response, Partial Response, or Stable Disease) across all subtypes of B-cell cancers enrolled in the study. Of note, a median PFS of 27.57 months was observed in patients with relapsed/refractory CLL (n=15) treated at therapeutic dose levels of umbralisib and a 65% overall response rate (ORR) was observed in patients relapsed/refractory indolent NHL (n=20), including a 100% ORR amongst MZL patients (n=5).
◾	These data are described further in the manuscript entitled, “Ublituximab and Umbralisib in Relapsed/ Refractory B-cell Non-Hodgkin Lymphoma and Chronic Lymphocytic Leukemia,” which was published online in the First Edition section of Blood, the Journal of the American Society of Hematology.
o	U2 plus Bendamustine: In December 2018, updated data for the U2 plus bendamustine cohort was presented at the 60th ASH Annual Meeting. Overall, the U2 plus bendamustine combination was well tolerated and highly active in patients with advanced indolent and aggressive NHL, including those not eligible for HD/SCT or CD19 CART therapy. Efficacy highlights from this poster included an 85% (11 of 13) ORR including a 54% CR rate in patients with relapsed or refractory FL.
o	U2 plus Ibrutinib: In January 2019, we announced the publication of results from the U2 plus ibrutinib cohort in The Lancet Haematology. Safety data was available from 46 patients and the triple combination of ublituximab, umbralisib, and ibrutinib was well tolerated with a manageable adverse event profile and no maximum tolerated dose achieved for the combination. Efficacy data was available from 44 patients and showed the U2 plus ibrutinib combination to be highly active. The ORR amongst all evaluable patients was 84%, with 100% (22 of 22) of patients with CLL/SLL achieving a response, including 36% achieving a CR. Among patients with NHL, 68% (15 of 22) achieved a response, including a 71% ORR in FL (n=7), a 100% ORR in MZL (n=3), and a 100% ORR in MCL (n=6).

●	Umbralisib as a single agent in CLL patients who are intolerant to prior BTK inhibitor or PI3K delta inhibitor therapy— In September 2019, at the XVIII iwCLL meeting in Edinburgh, Scotland, data was presented from 51 patients with CLL who were intolerant to prior BTK or PI3K delta inhibitor therapy who were then treated with single agent umbralisib. Umbralisib demonstrated a favorable safety profile with only 12% of patients discontinuing due to an umbralisib related adverse event, of which only one patient discontinued due to a recurrent adverse event (AE) also experienced with prior kinase inhibitor therapy. As of the data presentation, over half of the patients enrolled had been on umbralisib for a duration longer than their prior kinase inhibitor. The estimated median progression free survival (PFS) was 23.5 months (95% confidence interval: 13.1 – Not Estimable). Enrollment is now closed with patients continuing to be followed.
●	Umbralisib Long-term Follow-up Integrated Analysis in Patients with Relapsed/Refractory Hematologic Malignancies— In December 2017, at the 59th ASH Annual Meeting, the Company presented integrated long-term follow-up data from 347 patients exposed to umbralisib across 5 studies, which continued to demonstrate high response rates in CLL, and FL coupled with a favorable safety profile. In June 2018, an update on the data was presented at the 23rd Congress of the European Hematology Association (EHA). The presentation included data pooled from 4 completed or ongoing Phase 1 or 2 studies containing umbralisib, focusing on 177 patients who have been on daily umbralisib for a minimum of 6 months. Patients were heavily pretreated, with 45% of patients having seen 3 or more prior lines of therapy. Umbralisib continued to exhibit a tolerable safety profile with serious adverse events occurring in >1% of patients after 6 months on therapy limited to pneumonia (3%), diarrhea (2%), and cellulitis (2%) with only 2% of patients discontinuing umbralisib as a result of diarrhea/colitis after being on umbralisib for more than 6 months.
●	Phase 2 trial of Umbralisib plus Ibrutinib in patients with relapsed or refractory CLL and MCL— In December 2018, we announced the publication of results from the multicenter Phase 1/1b trial of umbralisib in combination with ibrutinib, the oral Bruton's tyrosine kinase (BTK) inhibitor, in Lancet Haematology. This investigator-initiated trial was conducted at Dana-Farber Cancer Institute and four additional centers across the USA in collaboration with the Leukemia and Lymphoma Society, Blood Cancer Research Partnership with funding by TG Therapeutics. The publication includes safety and efficacy information from a total of 42 relapsed or refractory patients, 21 with CLL and 21 with MCL. In this study, the combination of umbralisib and ibrutinib was well tolerated and consistent with the additive toxicity profile of the two drugs individually. No dose-limiting toxicities were observed, and the maximum-tolerated dose of umbralisib when combined with ibrutinib was not reached. The recommended phase 2 dose of umbralisib when given in combination with ibrutinib was 800 mg once daily. Importantly, serious immune-mediated toxicities were not observed with this combination, as had previously been reported with combinations of different agents targeting this pathway, with only one case of transient Grade 3 transaminitis and no Grade 3/4 colitis or pneumonitis. The combination of umbralisib and ibrutinib was also clinically active, with 90% of relapsed/refractory CLL patients achieving an overall response (n=19), of which 62% (n=13) achieved a partial response or partial response with lymphocytosis, and 29% (n=6) achieved a complete response. Of the 21 patients treated with MCL, 67% (n=14) achieved an overall response, of which 48% (n=10) achieved a partial response and 19% (n=4) achieved a complete response.
●	Phase 2 trial of Ublituximab plus Ibrutinib in patients with relapsed or refractory CLL and Mantle Cell Lymphoma (MCL)— In December 2013, we initiated a multi-center Phase 2 clinical trial to evaluate the safety and efficacy of the combination of ublituximab and ibrutinib for patients with CLL and MCL. Jeff P. Sharman, MD, Medical Director, Hematology Research, US Oncology Network, was the Study Chair. This trial has completed enrollment. Final data from the MCL cohort of this study was presented at the 57th ASH meeting held in December 2015, with data from the CLL cohort published in the British Journal of Haematology in December 2016. The combination displayed marked clinical activity, reporting an 88% (35/41) response rate in patients with CLL, a 95% (19/21) response rate in those CLL patients with high-risk cytogenetics, and an 87% (13/15) response rate in patients with MCL. The data from the CLL cohort of this study supported the Phase 3 GENUINE study evaluating ublituximab plus ibrutinib in CLL patients with high-risk cytogenetics.
●	Additional early combination studies utilizing umbralisib with approved agents— Umbralisib has been evaluated in combination with the anti-CD30 antibody drug conjugate, brentuximab vedotin, in patients with relapsed or refractory Hodgkin lymphoma and in combination with the JAK inhibitor, ruxolitinib, in patients with Myelofibrosis or Polycythemia Vera. Additional investigator sponsored trials are also underway which are combining umbralisib and or the U2 combination with other approved agents for the treatment of B-cell malignancies.

Current Phase 3 or Registration Directed Clinical Trials for Ublituximab and Umbralisib:

We have initiated and enrolled several Phase 3 and registration-directed Phase 2b clinical trials (i.e., clinical trials that may support a marketing application for approval). The following are the current Phase 3 trials and registration-directed Phase 2b clinical trials:

UNITY-NHL Phase 2b Trial: UNITY-NHL is a broad, multicenter, open-label, Phase 2b registration-directed clinical trial designed to evaluate the efficacy and safety of umbralisib monotherapy and U2 combinations in patients with previously treated NHL. The marginal zone lymphoma (MZL) and the follicular lymphoma (FL)/small lymphocytic lymphoma (SLL) single agent umbralisib cohorts of this trial are fully enrolled. These indolent lymphoma cohorts of the trial are being led by Nathan H. Fowler, MD, Associate Professor, Department of Lymphoma/Myeloma at the University of Texas MD Anderson Cancer Center. The primary objective of these cohorts is to assess the efficacy of single agent umbralisib as measured by Overall Response Rate (ORR).

●	UNITY-NHL MZL Single Agent Umbralisib Cohort: The MZL cohort enrolled adult patients who had at least one prior line of therapy that included an anti-CD20 monoclonal antibody. This cohort was designed to evaluate the safety and efficacy of single agent umbralisib and the primary endpoint is ORR as determined by Independent Review Committee (IRC) assessment. The primary analysis of ORR will be conducted once all treated patients have had at least 9 cycles (Cycle = 28 days) of follow-up. Secondary endpoints include safety, duration of response, and progression-free survival (PFS).

In February 2019, we announced that the MZL cohort met the primary endpoint of ORR as determined by IRC for all treated patients (n=69). The results met our target guidance of 40-50% ORR. Interim safety and efficacy data from the MZL cohort were presented in an oral presentation at the American Association for Cancer Research (AACR) annual meeting on April 1, 2019. The data presented included safety and tolerability data on all 69 treated patients (safety population) and efficacy data on 42 patients who were enrolled at least 9 cycles (28 day cycles) prior to the data cut-off date (interim efficacy population). The safety population had a median duration of exposure of 6.9 months and no unexpected toxicities were observed. Analysis of the interim efficacy population showed an ORR by IRC of 52%, including 19% CR rate, an 88% clinical benefit rate by IRC (defined as patients obtaining Complete Response + Partial Response + Stable Disease) and a median duration of exposure of 10.1 months. These results were also presented in oral presentations during the 2019 American Society of Clinical Oncology (ASCO) annual meeting and the 2019 International Conference on Malignant Lymphoma (ICML) both held in June of 2019.

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

Most recently, in January of 2020, we initiated a rolling submission of an NDA to the FDA for umbralisib as a treatment for previously treated MZL or FL. We anticipate completion of this rolling submission in the first half of 2020.

●	UNITY-NHL FL/SLL Single Agent Umbralisib Cohort: The FL/SLL cohort enrolled adult patients who had two or more prior lines of therapy that included an anti-CD20 monoclonal antibody and an alkylating agent. In October 2019, we announced that the FL patients within this cohort met the primary endpoint of ORR as determined by Independent Review Committee (IRC) for all treated follicular lymphoma patients (n=118). The results met our target guidance of 40-50% ORR. Importantly, umbralisib monotherapy appeared to be well tolerated with a safety profile consistent with previous reports. Most recently, in January of 2020, we received guidance from the FDA allowing submission of a single NDA for MZL and FL indications. As noted earlier, we initiated a rolling submission of an NDA to the FDA for umbralisib in MZL/FL and anticipate completion of the rolling submission in the first half of 2020. We plan to present the data at a future medical conference as well as discuss the data with the FDA.
●	UNITY-NHL Additional Cohorts: There are additional exploratory cohorts of the UNITY-NHL trial focused on Diffuse Large B-Cell Lymphoma (DLBCL) and Mantle Cell Lymphoma (MCL). In total, there are currently four cohorts in the UNITY-NHL trial including, MZL, FL/SLL, DLBCL, and MCL. Each cohort is enrolled and evaluated separately from the others.

UNITY-CLL Phase 3 Trial Evaluating Umbralisib plus Ublituximab (U2): UNITY-CLL is a global Phase 3 randomized controlled clinical trial that includes two key objectives: first, to demonstrate contribution of each agent in the ublituximab plus umbralisib regimen (the combination sometimes referred to as "U2"), and second, to demonstrate superiority in PFS over the standard of care to support the submission for full approval of the combination. The study randomized patients into four treatment arms: ublituximab plus umbralisib, ublituximab alone, umbralisib alone, and an active control arm of obinutuzumab plus chlorambucil. The primary endpoint for this study is progression free survival (PFS) which we intend to use to support a submission for approval of the U2 combination in CLL. The UNITY-CLL trial is being led by John Gribben, MD, professor of Medical Oncology, Barts Cancer Institute, United Kingdom. The study completed enrollment in October 2017 with over 600 patients across the four treatment arms, with approximately 420 patients in the U2 arm and the active control arm combined.

In September 2015, we reached an agreement with the FDA regarding a Special Protocol Assessment (SPA) on the design, endpoints, and statistical analysis approach of the UNITY-CLL Phase 3 trial. The SPA provides agreement that the Phase 3 trial design adequately addresses objectives that, if met, would support the regulatory submission for drug approval of both ublituximab and umbralisib in combination.

In May 2017, a pre-specified interim analysis was conducted to assess contribution of each single agent in the ublituximab plus umbralisib combination regimen, which allowed for the early termination of both single agent arms. A second interim analysis was planned to evaluate ORR to support accelerated approval when all patients in the U2 arm and the active control arm had at least 6 months of follow-up. In September 2018, we announced that the independent Data Safety Monitoring Board (“DSMB”) reviewed ongoing data from the trial and advised us that the second interim analysis of ORR could not be conducted at that time as the data were not sufficiently mature to conduct the analysis. Given the uncertainty surrounding the timing and outcome of the ORR analysis, as well as the significant regulatory hurdles associated with accelerated approval in CLL, we are no longer planning to seek accelerated approval for U2 in CLL based on ORR. The Company remains blinded to all efficacy data and the trial continues to be conducted under SPA agreement with the FDA. We await the results for the primary endpoint for the study, PFS, to seek full approval for U2 in patients with CLL, if the study is positive. Importantly, an application based on PFS is expected to support full approval versus accelerated approval, which is a conditional approval. Additionally, in September 2018, the DSMB reviewed safety data from over 600 patients, including over 300 patients treated with umbralisib either alone or in combination with ublituximab, of which approximately 60% were treatment naïve. After review of the data, the DSMB identified no safety concerns and recommended the trial continue without modification.

In March 2019, the UNITY-CLL Data and Safety Monitoring Board (DSMB) conducted a pre-planned futility analysis of PFS. The DSMB determined that the trial was not futile and recommended the UNITY-CLL trial continue as planned. The pre-specified futility analysis of the UNITY-CLL trial did not allow for early stopping due to positive efficacy but only for lack of efficacy. The DSMB also again reviewed safety information from all 600+ CLL patients on the UNITY-CLL trial, including over 300 treatment naive and previously treated patients on umbralisib alone or in combination with ublituximab. Based on its review, no safety concerns were identified and the DSMB recommended the UNITY-CLL trial continue without modification.

GENUINE Phase 3 Trial Evaluating Ublituximab plus Ibrutinib: GENUINE is a randomized controlled clinical trial evaluating patients with previously treated CLL with specific high-risk cytogenetic abnormalities. Patients in this trial were randomized to receive either ublituximab plus ibrutinib or ibrutinib alone. Due to enrollment challenges associated with this study, in October 2016, we announced revisions to the design of the GENUINE study to accelerate its completion. Initially the study was being conducted pursuant to an SPA with the FDA, and was designed to enroll approximately 330 patients, with a two-part analysis of both ORR and PFS. The trial as amended in October 2016, and PFS was removed as a co-primary endpoint leaving ORR as the sole primary endpoint. The target number of patients was also reduced to 120 patients. The SPA was terminated at the time the changes were implemented.

In March 2017, we reported positive top-line data from the GENUINE study.  The study met its primary endpoint demonstrating a statistically significant improvement in ORR, as determined by an Independent Review Committee (IRC) using the iwCLL (Hallek 2008) criteria, compared to ibrutinib alone in both the Intent to Treat (ITT) population (p=0.001) and Treated population (p < 0.001).

In June 2017, the results were presented by Dr. Jeff P. Sharman, Medical Director, Hematology Research, US Oncology in an oral session during the 53rd American Society of Clinical Oncology ("ASCO") Annual Meeting in Chicago, IL. We had hoped to use the ORR results from the GENUINE trial to file for accelerated approval for the combination of ublituximab plus ibrutinib. In October of 2017, we announced the results of a meeting with the FDA related to the potential accelerated approval application. The FDA had expressed concern that an intervening approval for the treatment of relapsed or refractory CLL could, as available therapy, have the effect of blocking our accelerated approval application. In June 2018, venetoclax received full approval for the treatment of relapsed or refractory CLL, the same indication for which we planned to file for accelerated approval. While we do believe under the FDA guidance related to accelerated approval that there are benefits of ublituximab plus ibrutinib over presently available therapies that could support approval, we have decided at this time to not pursue the filing of the results from the GENUINE trial to support accelerated approval.

In October 2019, we announced that final long-term results from the Phase 3 GENUINE study demonstrated that ublituximab in combination with ibrutinib improved progression-free survival (PFS), as determined by Independent Review Committee (IRC). Additionally, the combination of ublituximab and ibrutinib was well tolerated with no new safety signals identified at a median follow-up of >4 years. We plan to present these final data at a future medical conference, as well as share the results with the U.S. Food and Drug Administration (FDA).

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

In October 2019, at the 35th Congress of ECTRIMS, we presented the ULTIMATE I & II Phase 3 program trial design and demographic data. The presentation concluded that patient baseline characteristics were consistent with a typical RMS population, and topline results from the ULTIMATE I & II trials are expected in the second half of 2020.

ULTRA-V Phase 2b Trial Evaluating U2 plus Venetoclax in CLL: ULTRA-V is a Phase 2b open-label, multicenter, registration-directed clinical trial designed to investigate the efficacy and safety of ublituximab and umbralisib (U2) combined with venetoclax in subjects with Chronic Lymphocytic Leukemia. The primary endpoint for this study is ORR and CR rate. This trial is currently enrolling.

Early Pipeline Overview and Clinical Development

Cosibelimab (anti-PD-L1 monoclonal antibody) Overview

Cosibelimab (also referred to as TG-1501) is a fully human monoclonal antibody of IgG1 subtype that binds to Programmed Death-Ligand 1 (PD-L1) and blocks its interactions with PD-1 and B7.1 receptors. Cancer cells elude anti-tumor immunity through multiple mechanisms, including upregulated expression of ligands for inhibitory immune checkpoint receptors. Signals from PD-L1 on tumor cells and in the tumor microenvironment help those tumors avoid immune attack and elimination by preventing activation of tumor specific effector T-cells. Anti-PD-L1 antibodies are designed to block that signal, permitting effector T-cells to attack the cancer. Clinical studies have shown that blockade of the PD-1/PD-L1 pathway by monoclonal antibodies can enhance the immune response and result in anti-tumor activity.

Preclinically, it has been shown that the effects of anti-PD-L1 intervention can be enhanced by utilizing other mechanisms targeting the tumor microenvironment. Combining immunotherapies like anti-PD-L1, which counters the tumor's immune-evading defense system with other anti-cancer agents such as ublituximab or umbralisib, may better engage the body's own immune system to help fight cancer.

A comprehensive array of in vitro biochemical and cellular assays was established to characterize the binding and the functional activities of cosibelimab. The in vitro data demonstrated that the affinity, PD-L1 binding capability, relative ability to inhibit PD-1/PDL-1 interactions, and functional activity of cosibelimab in cellular assays are comparable to those of atezolizumab, durvalumab and avelumab - the currently approved products sharing the same mechanism of action.

Cosibelimab is currently being evaluated in an ongoing study (Study CK-301-101: NCT03212404), enrolling patients with select solid tumors, being conducted by our licensor. In the dose escalation portion of this trial, doses ranging from 200mg to 800mg were tested with no dose-limiting toxicities observed and no maximum tolerated dose (MTD) was achieved; therefore, a fixed dose of 800 mg was the selected starting dose of cosibelimab for patients with hematologic malignancies.

In December 2018, the FDA approved an IND for cosibelimab and a Phase 1 study in subjects with select subtypes of lymphoma commenced in 2019, as did a study of cosibelimab in combination with ublituximab and/or umbralisib. Based on our rapidly evolving understanding of the pathobiology of lymphoma subtypes, we envision further combinations with other immunotherapies in the future.

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

We are currently evaluating TG-1701 in a Phase 1, multi-center, dose-escalation clinical trial in patients with B-cell malignancies. This trial is designed to evaluate the safety and tolerability of TG-1701 alone and in combination with ublituximab and umbralisib (U2) in adults with B-cell malignancies and determine the recommended Phase 2 dose. Key secondary objectives include evaluation of pharmacokinetics (PK), pharmacodynamics, and preliminary anticancer activity.  Preliminary data from this Phase 1 study was presented at ASH 2019.

TG-1801 (anti-CD47/anti-CD19 bispecific monoclonal antibody) Overview

TG-1801 is a first-in-class, bispecific CD47 and CD19 antibody. It is the first therapy to target both CD19, a B-cell specific market widely expressed across B-cell malignancies, and CD47, the "don’t eat me" signal used by both healthy and tumor cells to evade macrophage mediated phagocytosis. CD47 is expressed ubiquitously on normal cells, including red blood cells and platelets. CD19 is a specific B-cell marker, expressed early during pre-B cell ontogeny and until terminal differentiation into early plasma cells. The majority of B-cell lineage malignancies (more than 90%) express CD19, including NHL, CLL and acute lymphoblastic leukemia (ALL). Tumor B-cells that have lost the expression of CD20 after anti-CD20 mAb therapy, have been found to maintain the expression of CD19, making CD19 an attractive target in the treatment of B cell malignancies. By co-targeting both CD47 and CD19, TG-1801 has the potential to overcome the limitations of existing CD47 targeted therapies by avoiding the side effects caused by indiscriminate blockade of CD47 on healthy cells. In addition to potentially enhancing tolerability, the co-targeting of CD19 by TG-1801 may provide a secondary mechanism of direct anti-tumor activity through the engagement of effector cells and induction of antibody dependent cellular cytotoxicity (ADCC).

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

In the first quarter of 2019, we commenced a Phase 1 first-in-human, dose-escalation study of TG-1801. This study is evaluating escalating doses of TG-1801 in patients with B-Cell lymphoma. The primary objective of the study is to determine the recommended Phase 2 dose and to characterize the safety profile of TG-1801. Key secondary objectives are to evaluate the pharmacokinetics of TG-1801 and its preliminary anticancer activity.  Enrollment is ongoing in this Phase 1 study.

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

Product Candidate	Target Indication	Development Status	Estimated Completion of Phase	Estimated Cost to Complete Phase
Ublituximab & Umbralisib	CLL patients	Phase III	2020	Approximately $2 million
Ublituximab	In Relapsing forms of Multiple Sclerosis (RMS)	Phase III	2020	Approximately $15 million
Umbralisib + Ublituximab	Relapsed/refractory NHL patients	Phase IIb	2021*	Approximately $3 million

*Completion of phase for this study indicates completion of portion of study, which, if successful, would support an accelerated approval.

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

We also depend upon the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors. This knowledge, trade secrets, proprietary information and experience we call “know-how.” To help protect our proprietary know-how which is not patentable, and for inventions for which patents may be difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our collaborators, scientific advisors, employees and consultants, and invention assignment agreements with our employees and consultants. There can be no assurance, however, that we can prevent unauthorized disclosure or use of our trade secrets, know-how and proprietary information despite the existence of confidentiality agreements.

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

Generally, patent applications in the U.S. are maintained in secrecy for a period of 18 months or more. Since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we are not certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file those patent applications. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Therefore, we cannot predict the breadth of claims allowed in biotechnology and pharmaceutical patents, or their enforceability. To date, there has been no consistent policy regarding the breadth of claims allowed in biotechnology patents. Third parties or competitors may challenge or circumvent our patents or patent applications, if issued. If our competitors prepare and file patent applications in the U.S. that claim technology also claimed by us, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost, even if the eventual outcome is favorable to us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before we commercialize any of our products, any related patent may expire or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent. However, the life of a patent covering a product that has been subject to regulatory approval may have the ability to be extended through the patent restoration program, although any such extension could still be minimal. If a patent is issued to a third party containing one or more preclusive or conflicting claims, and those claims are ultimately determined to be valid and enforceable, we may be required to obtain a license under such patent or to develop or obtain alternative technology. In the event of litigation involving a third party claim, an adverse outcome in the litigation could subject us to significant liabilities to such third party, require us to seek a license for the disputed rights from such third-party, and/or require us to cease use of the technology. Further, our breach of an existing license or failure to obtain a license to technology required to commercialize our products may seriously harm our business. We also may need to commence litigation to enforce any patents issued to us or to determine the scope and validity of third-party proprietary rights. Litigation would involve substantial costs.

We, or those companies from which we have licensed our drug candidates, file patent applications directed to our drug candidates in an effort to establish intellectual property positions regarding these new chemical entities as well as uses of these new chemical entities in the treatment of diseases. We also file patent applications directed to novel combinations of our drugs together and with drugs developed by others. The intellectual property portfolios for our most advanced drug candidates as of February 2020 are summarized below. Each of these portfolios contains pending patent applications covering our drug candidates and uses and combinations of the drug candidates, prosecution has just begun or is in progress. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO is often significantly narrowed by the time they issue, if they issue at all. We expect this to be the case with respect to our pending patent applications referred to below.

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

The composition of matter patent for ublituximab has been issued in the U.S. and Europe, which affords patent protection until 2029 in the U.S. and 2025 in Europe, exclusive of patent term extensions. We also have a method of use patent on the combination of umbralisib and ublituximab which has been issued in the U.S., Europe, and Japan, and is pending in other territories globally. Additionally, we have numerous granted patents and pending patent applications outside the U.S. which include claims directed to the composition of matter and methods of treatment with ublituximab in various settings.

Umbralisib

Pursuant to our license for umbralisib with Rhizen, we have the exclusive commercial rights to a series of patent applications in the U.S. and multiple countries around the world. The patent applications include composition of matter patents relating to the structure, mechanism of action, and formulation for umbralisib as well as method of use patents which cover use of umbralisib in combination with various agents and for various therapeutic indications. The composition of matter patent for umbralisib has been issued in the U.S. and Europe, which affords patent protection until 2033, exclusive of patent term extensions. We also have a method of use patent on the combination of umbralisib and ublituximab which has been issued in the U.S., EU, and Japan, and is pending in other territories globally. All other patent applications currently filed for umbralisib are currently pending. Because the dates for any potential regulatory approval are currently unknown we cannot predict the expected expiration date, and it is possible that the life of these patents following regulatory approval could be minimal.

Cosibelimab (anti-PDL1 monoclonal antibody)

Pursuant to our Global Collaboration with Checkpoint Therapeutics, we have the exclusive commercial rights in the treatment of hematological cancers and autoimmune diseases to a series of patent applications pending in the United States, Australia, Canada, Europe, Israel and Korea. Any patents maturing from these pending applications will expire no sooner than October 2033.

TG-1701 (BTK inhibitor)

Pursuant to our license agreement with Jiangsu Hengrui, we have the exclusive commercial rights in the treatment of hematologic cancers to a patent family which covers the composition of matter and proposed methods of use for various therapeutic indications in the U.S. and certain other countries. All patent applications currently filed for the BTK program are currently pending. Any patents maturing from these pending applications will expire no sooner than October 2034.

TG-1801 (anti-CD47/anti-CD19 bispecific antibody)

Pursuant to our joint venture and license option agreement with Novimmune, we maintain an exclusive option, exercisable at specific times during development, to license the commercial rights to a series of global patent applications, and the non-exclusive right to certain technology patent applications. Any patents maturing from these pending applications will expire no sooner than December 2032.

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

Proof of direct infringement by a competitor for method of use patents can prove difficult because the competitors making and marketing a product typically do not engage in the patented use. Additionally, proof that a competitor contributes to or induces infringement of a patented method of use by another can also prove difficult because an off-label use of a product could prohibit a finding of contributory infringement, and inducement of infringement requires proof of intent by the competitor.

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

Pursuant to these regulations, ublituximab received Orphan Drug Designation from the FDA for the treatment of MZL (Nodal and Extranodal) in September 2013, for the treatment of CLL in August of 2010, and Orphan Drug Designation by the European Medicines Agency (“EMA”) for the treatment of CLL in November of 2009.

We also obtained Orphan Drug Designation for umbralisib as monotherapy for the treatment of CLL in August 2016, and for the treatment of nodal, extranodal, and splenic MZL in April 2019.  In addition, in January 2017, we announced that the FDA granted Orphan Drug Designation covering the combination of ublituximab and umbralisib for the treatment of patients with CLL and DLBCL. We believe that ublituximab and umbralisib, as well as our other pipeline products may be eligible for additional Orphan Drug Designations; however, we cannot assure you that ublituximab, umbralisib, or any other drug candidates we may acquire or in-license, will obtain such Orphan Drug Designations or that we will be the first to receive FDA approval for any drug candidates that do obtain Orphan Drug Designation so as to be eligible for market exclusivity protection.

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or the BLA.

Also under the Hatch-Waxman Amendments, drugs that are new chemical entities (NCEs) are eligible for a five-year period of non-patent marketing exclusivity in the United States. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The Hatch-Waxman Amendments also provide three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations.  During this period, FDA will not approve an application filed by a third party for the protected conditions of use that relies on any of the data from the new clinical investigations that was submitted by the innovator company. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA that does not rely on the innovator company’s data.

The Biologics Price Competition and Innovation Act of 2009 (BPCIA) created a 12-year period of data exclusivity for innovator biologics. FDA therefore cannot approve a biosimilar application relying on data for a specific reference product until 12 years after the reference product is first licensed. BLA supplements are not eligible for any additional exclusivity. The objectives of the BPCIA are conceptually similar to those of the Hatch-Waxman Act described above. The implementation of an abbreviated approval pathway for biological products is under the direction of the FDA. Since the enactment of the BPCIA, the FDA has issued several draft guidance’s for industry related to the BPCIA, addressing scientific, quality and procedural issues relevant to an abbreviated application for a biosimilar product.  As of December 2019, FDA had approved 26 biosimilar applications.

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

Upon FDA approval, we believe umbralisib would qualify for five years of data exclusivity as a NCE and ublituximab would qualify for twelve years of data exclusivity as an innovator biologic.

 LICENSING AGREEMENTS AND COLLABORATIONS

We have formed strategic alliances with a number of companies for the manufacture and commercialization of our products. Our current key strategic alliances are discussed below.

Ublituximab

LFB Biotechnologies S.A.S, GTC Biotherapeutics, LFB/GTC LLC.

In January 2012, we entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics, and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development and commercialization of ublituximab. Under the license agreement, we have acquired the exclusive worldwide rights (exclusive of France/Belgium) for the development and commercialization of ublituximab. To date, we have made no payments to LFB Group under the license agreement, excluding an upfront equity payment. LFB Group is eligible to receive payments of up to an aggregate of approximately $31.0 million upon our successful achievement of certain clinical development, regulatory and sales milestones, in addition to royalty payments on net sales of ublituximab at a royalty rate that escalates from mid-single digits to high-single digits. The license will terminate on a country by country basis upon the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated (i) by LFB if the Company challenges any of the licensed patent rights, (ii) by either party due to a breach of the agreement, or (iii) by either party in the event of the insolvency of the other party.

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

Under the terms of the Umbralisib License, Rhizen received a $4.0 million cash payment and 371,530 shares of our common stock as an upfront license fee. With respect to umbralisib, Rhizen will be eligible to receive regulatory filing, approval and sales-based milestone payments in the aggregate of approximately $175 million, a small portion of which will be payable on the first New Drug Application (NDA) filing and the remainder on approval in multiple jurisdictions for up to two oncology indications and one non-oncology indication and attaining certain sales milestones. In addition, if umbralisib is co-formulated with another drug to create a new product (a "New Product"),

Rhizen will be eligible to receive similar regulatory approval and sales-based milestone payments for such New Product. Additionally, Rhizen will be entitled to tiered royalties that escalate from high single digits to low double digits on our future net sales of umbralisib and any New Product. Rhizen will also be eligible to participate in sublicensing revenue, if any, based on a percentage that decreases as a function of the number of patients treated in clinical trials following the exercise of the license option. Rhizen will retain global manufacturing rights to umbralisib, provided that they are price competitive with alternative manufacturers. The license will terminate on a country by country basis upon the expiration of the last licensed patent right or any other exclusivity right in such country, unless the agreement is earlier terminated (i) by us for any reason, (ii) by either party due to a breach of the agreement.

Cosibelimab

In March 2015, we entered into a Global Collaboration (the “Collaboration”) with Checkpoint Therapeutics, Inc. (“Checkpoint”) for the development and commercialization of Checkpoint’s anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies with an option to acquire rights in autoimmune diseases. These antibodies were generated at Dana-Farber Cancer Institute (Dana-Farber). In June 2019, we amended our Collaboration Agreement with Checkpoint to cover additional licenses necessary to continue the development of the anti-PD-L1 and anti-GITR research programs.  Under the terms of the initial Collaboration, we made an up-front payment of $500,000, and upon entering into the amended agreement, made an additional payment of $1,000,000.  Under the terms of the amended agreement, we will make development and sales-based milestone payments up to an aggregate of approximately $110 million, and will pay a tiered low double-digit royalty on net sales. The royalty term will terminate on a country by country basis upon the later of (i) ten years after the first commercial sale of any applicable licensed product in such country, or (ii) the expiration of the last-to-expire patent held by Dana Farber containing a valid claim to any licensed product in such country.

TG-1701 (BTK inhibitor)

In January 2018, we entered into a global exclusive license agreement with Jiangsu Hengrui Medicine Co., (“Hengrui”), to acquire worldwide intellectual property rights, excluding Asia but including Japan, and for the research, development, manufacturing, and commercialization of products containing or comprising of any of Hengrui’s Bruton’s Tyrosine Kinase inhibitors containing the compounds of either TG-1701 (SHR-1459 or EBI-1459) or TG-1702 (SHR-1266 or EBI-1266) for hematologic malignancies. Pursuant to the agreement, we paid Hengrui an upfront fee of $1.0 million in our common stock in April 2018. In addition, in July 2019, we paid Jiangsu the first milestone under the agreement of $0.1 million in our common stock. Hengrui is eligible to receive milestone payments totaling approximately $350 million upon and subject to the achievement of certain milestones. Various provisions allow for payments in conjunction with the agreement to be made in cash or our common stock, while others limit the form of payment. Royalty payments in the low double digits are due on net sales of licensed products and revenue from sublicenses. Additionally, before we can license, sell, develop, or commercialize ublituximab within China, we must notify Hengrui, giving Hengrui the right of first offer. The agreement allows combinations of TG-1701 or TG-1702 with umbralisib, ublituximab, or U2. Additional combinations may be undertaken under the agreement subject to additional pre-specified payments to Hengrui.

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

IRAK4

In June 2014, we entered into an exclusive licensing agreement with Ligand Pharmaceuticals Incorporated (“Ligand”) for the development and commercialization of Ligand's interleukin-1 receptor associated kinase-4 (“IRAK4”) inhibitor technology, which currently is in preclinical development for potential use against certain cancers and autoimmune diseases. IRAK4 is a serine/threonine protein kinase that is a key downstream signaling component of the interleukin-1 receptor and multiple toll-like receptors.

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

TG-1601 (BET inhibitor)

In May 2016, as part of a broader agreement with Jubilant Biosys (“Jubilant”), we entered into a sub-license agreement (JBET Agreement) with Checkpoint for the development and commercialization of Jubilant’s novel BET inhibitor program in the field of hematological malignancies. The BET inhibitor program is the subject of a family of patents covering compounds that inhibit BRD4, a member of the BET (Bromodomain and Extra Terminal) domain for cancer treatment. Our BET inhibitor program is currently in pre-clinical development.

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

COMPETITION

Competition in the pharmaceutical and biotechnology industries is intense. Our competitors include pharmaceutical companies and biotechnology companies, as well as universities and public and private research institutions. In addition, companies that are active in different but related fields represent substantial competition for us. Many of our competitors have significantly greater capital resources, larger research and development staffs and facilities and greater experience in drug development, regulation, manufacturing and marketing than we do. These organizations also compete with us to recruit qualified personnel, attract partners for joint ventures or other collaborations, and license technologies that are competitive with ours. To compete successfully in this industry, we must identify novel and unique drugs or methods of treatment and then complete the development of those drugs as treatments in advance of our competitors.

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

For the cancer indications for which we are developing our products there are a number of established therapies with which we will compete:

●	For the treatment of Chronic Lymphocytic Leukemia, if U2 is approved, we expect U2 to compete with approved drugs such as ibrutinib (AbbVie and Janssen), venetoclax (AbbVie and Roche), obinutuzumab (Roche), idelalisib (Gilead) and duvelisib (Verastem), and established treatments such as rituximab (Roche), and several generically available chemotherapies. Additionally, there are two second generation BTK inhibitors similar to ibrutinib in late-stage clinical testing for CLL that could enter the market in the next 12-36 months. Each of these agents can be used as monotherapy or in combination with one or more of the other agents.

●	For the treatment of Marginal Zone Lymphoma, if approved, we expect umbralisib to compete with ibrutinib (AbbVie and Janssen), lenalidomide (Bristol-Myers) and established treatments such as rituximab and several generically available chemotherapies.
●	For the treatment of Follicular Lymphoma, if approved, we expect umbralisib to compete with approved drugs such as obinutuzumab (Roche), idelalisib (Gilead), copanlisib (Bayer), and duvelisib (Verastem), lenalidomide (Bristol-Myers) and established treatments such as rituximab (Roche), and several generically available chemotherapies. Each of these agents can be used as monotherapy or in combination with one or more of the other agents. There are also several PI3K delta inhibitors in earlier stages of development.
●	In addition, a number of pharmaceutical companies are developing antibodies and bispecific antibodies targeting CD20, CD19, CD47 and other B-cell associated targets, chimeric antigen receptor T-cell (“CAR-T”) immunotherapy, and other B-cell ablative therapy which, if approved, would potentially compete with U2 and umbralisib.

For Multiple Sclerosis for which we are developing ublituximab there are a number of established therapies with which we will compete:

●	If ublituximab is approved, we expect ublituximab will primarily compete against other CD20 targeted agents, while the group of CD20 targeted agents will also compete broadly against a number of already approved MS therapies. Currently, there is one anti-CD20 monoclonal antibody approved, ocrelizumab (Roche), and another having recently completed Phase 3 development, ofatumumab (Novartis), which is expected to enter the market in the next 12 months.

Cosibelimab, TG-1701 and TG-1801 if approved will also face competition from drugs on the market and under development that are in the same therapeutic class as each of those drugs.

Additional information can be found under Item “1A - Risk Factors – Other Risks Related to Our Business” within this report.

SUPPLY AND MANUFACTURING

We have limited experience in manufacturing products for clinical or commercial purposes. We currently do not have any manufacturing capabilities of our own. We have established contract manufacturing relationships for the supply of ublituximab. For the supply of umbralisib, Rhizen has established contract manufacturing relationships as part of our licensing agreement. As with any supply program, obtaining pre-clinical and clinical materials of sufficient quality and quantity to meet the requirements of our development programs cannot be guaranteed and we cannot ensure that we will be successful in this endeavor. In addition, as we move closer to commercialization for ublituximab and umbralisib we will need to scale-up production to ensure adequate commercial supply, complete validation batches and complete pre-approval inspection batches. We are currently in the process of scaling up ublituximab and completing validation and pre-approval inspection batches for both ublituximab and umbralisib. This is an expensive process which will require significant investment on our part over the next 24 months and there can be no assurance given that such scale-up and process validation will be successful in providing pharmaceutical product that is of sufficient quantity, or of a quality that is consistent with our previously established specifications, or that meets the requirements set by regulatory agencies under which we may seek approval of our product candidates.

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

Contract manufacturers are subject to ongoing periodic and unannounced inspections by the FDA, the Drug Enforcement Administration and corresponding state agencies to ensure strict compliance with cGMP and other state and federal regulations. Contract manufacturers outside of the United States face similar challenges from the numerous local and regional agencies and authorized bodies. We do not have control over third-party manufacturers’ compliance with these regulations and standards, other than through contractual obligations. If they are deemed out of compliance with cGMPs, product recalls could result, inventory could be destroyed, production could be stopped and supplies could be delayed or otherwise disrupted.

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

The FDA may permit expedited development, evaluation, and marketing of new therapies intended to treat persons with serious or life-threatening conditions for which there is an unmet medical need under its fast track drug development programs. A sponsor can apply for fast track designation at the time of submission of an IND, or at any time prior to receiving marketing approval of the new drug application, or NDA. To receive Fast Track designation, an applicant must demonstrate:

●	that the drug is intended to treat a serious or life-threatening condition; and
●	that nonclinical or clinical data demonstrate the potential to address an unmet medical need.

The FDA must respond to a request for fast track designation within 60 calendar days of receipt of the request. Over the course of drug development, a product in a fast track development program must continue to meet the criteria for fast track designation. Sponsors of products in fast track drug development programs must be in regular contact with the reviewing division of the FDA to ensure that the evidence necessary to support marketing approval will be developed and presented in a format conducive to an efficient review. Sponsors of products in fast track drug development programs ordinarily are eligible for priority review of a completed application in six months or less and also may be permitted to submit portions of an NDA to the FDA for review before the complete application is submitted.

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

Coverage and Reimbursement

Sales of our drugs will depend, in part, on the extent to which our drugs will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly reducing reimbursements for medical drugs and services. In addition, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement, importation, and requirements for substitution of generic drugs. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our drug candidates, if approved, or a decision by a third-party payor to not cover our drug candidates could reduce physician usage of such drugs and have a material adverse effect on our sales, results of operations and financial condition.

In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act, enacted in March 2010, has had a significant impact on the health care industry. The Affordable Care Act expanded coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, the Affordable Care Act, among other things, created a new average manufacturer price definition under the Medicaid Drug Rebate Program for drugs that are inhaled, infused, instilled, implanted or injected and not generally dispensed through the retail channel, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period (subsequent legislation increased this to 70% effective as of January 1, 2019), as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Since the enactment of the Affordable Care Act, certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation or implementation.  For example, the Tax Cuts and Jobs Act enacted on December 22, 2017 (the Tax Act), eliminated the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the individual mandate, effective January 1, 2019.  In December 2018, a United States District Court Judge for the Northern District of Texas ruled (i) that the “individual mandate” was unconstitutional as a result of the associated tax penalty being repealed by Congress as part of the Tax Act; and (ii) the individual mandate is not severable from the rest of the Affordable Care Act, and as a result the entire Affordable Care Act is invalid.  On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit affirmed the district court’s decision that the individual mandate is unconstitutional, but remanded the case to the district court to reconsider the severability question.  It is unclear how the ultimate decision in this case, or other efforts to repeal, replace, or invalidate the Affordable Care Act or its implementing regulations, or portions thereof, will affect the Affordable Care Act or our business.  Further, on January 20, 2017, U.S. President Donald Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order that terminated the cost-sharing subsidies under the Affordable Care Act. Several state Attorneys General filed suit to stop the administration from terminating these subsidies, but on October 25, 2017, a federal judge in California denied their request for a restraining order. In addition, CMS has issued regulations giving states greater flexibility, starting in 2020, in the identification of the essential health benefits benchmarks for non-grandfathered individual and small group market health insurance coverage, including plans sold through the health insurance exchanges established under the Affordable Care Act. There may be further action to repeal, replace or modify the Affordable Care Act. While any legislative and regulatory changes will likely take time to develop and may or may not have an impact on the regulatory regime to which we are subject, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices.  Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The Trump administration is currently assessing additional proposals that are designed to affect drug pricing, such as tying U.S. drug prices to prices outside the United States. Congress and the Trump administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs.  We expect that additional U.S. federal healthcare reform measures could be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in additional pricing pressures and reduced demand for any of our products that receive marketing approval.

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

 EMPLOYEES

As of February 14, 2020, we had 134 full and part-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced a work stoppage.

ITEM 1A. RISK FACTORS.

You should carefully consider the following risk factors and the other information contained elsewhere in this Annual Report before making an investment in our securities. If any of the following risks occur, our business, financial condition or operating results could be materially harmed. An investment in our securities is speculative in nature, involves a high degree of risk, and should not be made by an investor who cannot bear the economic risk of its investment for an indefinite period of time and who cannot afford the loss of its entire investment. The risks described below are not the only ones that our business faces. Additional risks not currently known to us or that we currently deem to be immaterial may adversely impact our business in the future.

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

Since inception, we have focused substantially all of our efforts and financial resources on clinical trials and manufacturing of our drug candidates. To date, we have financed our operations primarily through public offerings of our common stock and a debt financing. Through February 18, 2020, we have received an aggregate of approximately $640 million from such transactions. Approximately $610 million of that amount constitutes the aggregate gross proceeds from the sale of common stock in one or more offerings and through the use of our at the market sales program, or ATM. The remaining $30.0 million is from our term loan facility with Hercules that we secured in February 2019.

Since inception, we have incurred significant operating losses. As of December 31, 2019, we had an accumulated deficit of $701.2 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future.  Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.  We expect to continue to incur significant research and development expenses in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, if we obtain regulatory approval for our drug candidates, we will incur significant sales, marketing and outsourced-manufacturing expenses. We also have incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate revenue.

To date, we have not generated any significant revenue from our drug candidates and it is uncertain when and if we will generate any revenue from the sale of our drugs in the future. Our ability to become profitable depends upon our ability to generate significant and sustained revenues. To obtain significant and sustained revenues, we must succeed, either alone or with others, in developing, obtaining regulatory approval for and manufacturing and marketing our product candidates. Accordingly, we do not expect to generate significant and sustained revenue unless and until we obtain marketing approval of, and begin to sell umbralisib, ublituximab and/or one of our other product candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

●	Successfully complete clinical trials that meet their clinical endpoints;
●	Initiate and successfully complete all safety, pharmacokinetic, biodistribution, and non-clinical studies required to obtain U.S. and Foreign marketing approval for our drug candidates;
●	Obtain approval from the U.S. Food and Drug Administration (FDA) and Foreign equivalents to market and sell our drug candidates;
●	Establish commercial manufacturing capabilities alone and/or with third parties that are satisfactory to the regulatory authorities, cost effective, and that are capable of providing commercial supply of our drug candidates;
●	Establish a commercial infrastructure to commercialize our drug candidates, if approved, by developing a sales force and/or entering into collaborations with third parties; and
●	Achieve market acceptance of our drug candidates in the medical community and with third-party payors.

If we are unable to generate significant and sustained revenues, we will not become profitable and we will be unable to continue our operations without continued funding.

We will need to raise substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate some of our drug development programs or commercialization efforts.

The development of pharmaceuticals is capital-intensive. We are currently advancing our most advanced drug candidates, umbralisib, ublituximab, cosibelimab, TG-1701 and TG-1801 through clinical development. While we may experience short-term decreases in clinical trial expenses as our larger Phase 3 clinical trials complete and before our Phase 1 and 2 programs can advance into Phase 2 and 3, we do expect over time our overall expenses will increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, seek marketing approval for, and develop an infrastructure to commercialize our drug candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Moreover, in anticipation of filing for regulatory approvals for umbralisib and ublituximab we will need to expend substantial resources on manufacturing and new drug application (NDA)/ biologics license application (BLA) preparation over the next 12 to 24 months, which could exceed any cost savings associated with lower clinical trial expenses during the same period.

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

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than funds already borrowed under the loan and security agreement that we entered into with Hercules in February 2019 (See Note 7 to our consolidated financial statements for more information). To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. We may also seek funds through collaborations, strategic alliances or licensing arrangements with third parties at a time that is not desirable to us and we may be required to relinquish valuable rights to some intellectual property, future revenue streams, research programs or drug candidates or to grant licenses on terms that may not be favorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. See our risk factors below under the heading Risks Related to Our Indebtedness.

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

In February 2019, we entered into a Loan and Security Agreement (the Loan Agreement), with Hercules Capital, Inc., a Maryland corporation (Hercules) (See Note 7 to our consolidated financial statements for more information). Under the Loan Agreement, Hercules will provide access to term loans with an aggregate principal amount of up to $60.0 million (the Term Loan). Concurrently with the closing of the Loan Agreement, we borrowed an initial tranche of $30.0 million. In addition, we have incurred short-term liabilities of approximately $47.2 million with a contract manufacturing organization (CMO) for the scale-up, tech-transfer, and long-term supply of one of our drug candidates. This is an expensive and lengthy process and we expect to incur additional obligations associated with these ongoing manufacturing activities over the course of the next 24 months, and potentially longer. To date, this CMO has provided payment terms which we believe are reasonable; however, no assurance can be given that such terms will continue to be available to us in the future. No assurances can be made that the obligations associated with the Loan Agreement and the CMO will not have a material adverse impact on our financial condition.

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

Failure to satisfy our current and future debt obligations under the Loan Agreement, or the breach of any of its covenants, subject to specified cure periods with respect to certain breaches, could result in an event of default and, as a result, Hercules could accelerate all of the amounts due. In the event of an acceleration of amounts due under the Loan Agreement as a result of an event of default, we may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time of such acceleration. In that case, we may be required to delay, limit, reduce or terminate our product candidate development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Hercules could also exercise its rights as collateral agent to take possession and dispose of the collateral securing the Term Loan for its benefit, which collateral includes substantially all of our property other than intellectual property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

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

Risks Related to Drug Development and Regulatory Approval

If we are unable to obtain regulatory approval for our most advanced drug candidates or other drug candidates and ultimately cannot commercialize our most advanced drug candidates or other drug candidates, or experience significant delays in doing so, our business will be materially harmed.

We are a development-stage biopharmaceutical company, and do not currently have any commercial products that generate revenues or any other sources of revenue. We may never be able to successfully develop marketable products. Our pharmaceutical development methods are unproven and may not lead to commercially viable products for a variety of reasons. We have substantially invested all of our efforts and financial resources in the identification and pre-clinical and clinical development of our drug candidates, including ublituximab, umbralisib, cosibelimab, TG-1701 and TG-1801. Our ability to generate drug revenues will depend completely on the successful completion of our current and future Phase 3 and registration-directed clinical trials and commercialization of our drug candidates, which may never occur. We currently generate no revenues from sales of any drugs, and we may never be able to develop or commercialize a marketable drug. Each of our drug candidates will require additional non-clinical or clinical development, management of clinical, non-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining or manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from drug sales. The success of our most advanced drug candidates and other drug candidates will depend on several factors, including the following:

●	Successful completion of our UNITY-NHL trial, UNITY-CLL trial and our ULTIMATE I and II trials;
●	Receipt of regulatory approvals from applicable regulatory authorities for our drug candidates;
●	Establishing commercially viable arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
●	Obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our drug candidates;
●	Establishing sales and marketing capabilities, whether alone or through a collaboration, to support commercialization of our drug candidates;
●	Acceptance of the drug candidates, if and when approved, by patients, the medical community and third-party payors;
●	Effectively differentiating and competing with other therapies;
●	Establishing competitive prices for any drug candidates that receive regulatory approval that reflect the value that the drug candidates offer in the indications for which they are approved; Obtaining and maintaining healthcare coverage and adequate reimbursement;
●	Enforcing and defending intellectual property rights and claims; and
●	Maintaining an acceptable safety profile of the drug candidates following approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our drug candidates, which would materially harm our business.

If we are unable to develop or receive regulatory approval for or successfully commercialize any of our product candidates, we will not be able to generate product revenues and we may not be able to continue our operations. Even if we are able to develop or receive regulatory approval for or successfully commercialize any of our product candidates, we may not be able to gain market acceptance for our product candidates if healthcare providers and patients do not view the overall safety, tolerability and efficacy profile of our drug candidates favorably.

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

For instance, early clinical results seen with ublituximab (TG-1101) and/or umbralisib (TGR-1202) in a small number of patients may not be reproduced in expanded or larger clinical trials such as in our UNITY-CLL, UNITY-NHL or the ULTIMATE I and II trials. Individually reported outcomes of patients treated in clinical trials may not be representative of the entire population of treated patients in such studies. Larger scale Phase 3 studies, which are often conducted internationally, are inherently subject to increased operational risks compared to earlier stage studies, including the risk that the results could vary on a region to region, or country to country basis which could materially adversely affect the outcome of the study or the opinion of the validity of the study results by applicable regulatory agencies. In addition, early clinical trial results from interim analysis or from the review of a Data Safety Monitoring Board (DSMB) or similar safety committee may not be reflective of the safety or efficacy results of the entire study, when completed. Clinical trial results can change over time as additional patients are added to a study or as additional follow-up is conducted, which may result in a material negative impact on the preliminary results. For instance, we recently announced that the Marginal Zone Lymphoma (MZL) and the Follicular Lymphoma (FL) cohorts of the UNITY-NHL study met the primary endpoint of overall response rate (ORR), falling within our target range which was between 40%-50%, and while we believe that the ORR results have the potential to increase over time within this range, or beyond, as patients continue to be followed, no assurance can be given that this will be the case, and the results may ultimately fall at the lower end of the range. Further, time to event based endpoints such as duration of response (DOR) and progression free survival (PFS) have the potential to change, sometimes drastically, with longer follow-up. No assurance can be provided that the ORR, DOR and PFS data from the MZL and FL cohorts of the UNITY-NHL study will be supportive of an FDA approval or will support broad market uptake based on the profile of competitor drugs which may be available. While the MZL and FL cohorts of the UNITY-NHL study met their primary endpoint, each cohort of this study is operated and analyzed independently, and no assurance can be given that other cohorts from the UNITY-NHL study, including the MCL cohort, the DLBCL cohort, or the Small Lymphocytic Lymphoma (SLL) patients enrolled within the FL/SLL cohort will meet their primary endpoint, have a positive outcome, or will be supportive of an FDA filing.

Many of our Phase 3 and registration-directed clinical trials such as UNITY-CLL, UNITY-NHL and ULTIMATE I and II utilize international clinical research sites, including sites in eastern European countries. We work with what we believe are reputable contract research organizations (CROs) and clinical research sites in conducting our studies internationally. Nevertheless, the risk of fraud, misconduct, incompetence, unexpected patient variability and other issues affecting the quality and the outcome of our Phase 3 and registration-directed studies could arise from U.S. or international sites. If that were to occur, the study could be negatively impacted, potentially even preventing it from being useful for regulatory approval. If such event were to occur, it would have a substantial negative impact on our business.

Many of the results reported in our early clinical trials rely on local investigator-assessed safety and efficacy outcomes which may differ from results assessed in a blinded, independent, centrally reviewed manner, often required of adequate and well-controlled registration-directed clinical trials which may be undertaken at a later date. All of our current Phase 3 and registration-directed studies such as UNITY-CLL, UNITY-NHL and the ULTIMATE I and II trials utilize blinded, independent, central review to assess the primary endpoint of such studies. If the results from interim analyses are not consistent with final results or results from our registration-directed trials are different from the results found in the earlier studies of ublituximab and umbralisib, we may need to terminate or revise our clinical development plan, which could extend the time for conducting our development program and could have a material adverse effect on our business. For example, in January 2019, we presented to the FDA, interim results from the MZL cohort of our UNITY-NHL trial that supported the granting of Breakthrough Therapy Designation (BTD). These interim results were also presented at the 2019 American Association of Cancer Research (AACR) annual meeting, 2019 American Society of Clinical Oncology (ASCO) annual meeting, and the 2019 International Conference on Malignant Lymphoma (ICML).  In October 2019, we announced that the FL cohort of the UNITY-NHL trial met our target range for overall response rate based on interim preliminary data.  No assurance can be given that the final results from the MZL cohort or FL cohort will reflect the activity seen in these interim results, or that the final results will be sufficient to file for accelerated approval for umbralisib for the treatment of MZL and FL, and if filed that umbralisib will receive accelerated approval. Similarly, while early Phase 1 data for umbralisib and ublituximab alone and together looked promising there is no assurance that the UNITY-CLL trial will be positive. Moreover, while we believe one of the key differentiators for umbralisib is its tolerability and side effect profile compared to other drugs in the same class, no assurance can be given that a differentiated safety and tolerability profile will be realized in our Phase 3 or registration-directed trials such as UNITY-CLL or UNITY-NHL. Specifically, we have not yet assessed the final safety data from the MZL or FL cohorts of the UNITY-NHL study as patients continue on therapy, therefore there can be no assurance given that the final safety data, once fully analyzed, will be consistent with prior safety data presented on umbralisib, will be differentiated from other similar agents in the same class, or that it will be favorable enough to support regulatory approval. In addition, no assurance can be given that new toxicities, or an increase in the severity or frequency of previously seen toxicities, will not be observed, which could have a material negative impact on the approvability or marketability of umbralisib or any of our product candidates. Finally, while the Phase 2 data for ublituximab in MS looked promising, no assurance can be given that the safety, tolerability and efficacy profile will carry into Phase 3 and that the ULTIMATE I and II clinical trials will be positive.

In addition to umbralisib and ublituximab, we have a number of compounds in early clinical development, such as cosibelimab, TG-1701 and TG-1801. Many drug candidates fail in the early stages of clinical development for safety and tolerability issues or for insufficient clinical activity, despite promising pre-clinical results. Accordingly, no assurance can be made that a safe and efficacious dose can be found for these compounds or that they will ever enter into advanced clinical trials alone or in combination with umbralisib and/or ublituximab.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.

Our drug candidates umbralisib and ublituximab are in several Phase 3 and registration-directed clinical trials such as UNITY-CLL, UNITY-NHL and ULTIMATE I and II. Despite promising early results, as with all clinical trials, the risk of failure for our drug candidates is high. It is impossible to predict when or if any of our drug candidates will prove effective and safe in humans or will receive regulatory approval or will have a differentiated safety and tolerability profile. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete pre-clinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Accordingly, our current Phase 3 and registration-directed trials, such as UNITY-CLL, UNITY-NHL and ULTIMATE I and II and future clinical trials may not be successful.

Successful completion of our clinical trials is a prerequisite to submitting an NDA, or a BLA to the U.S. FDA and a Marketing Authorization Application (MAA), in the European Union for each drug candidate and, consequently, the ultimate approval and commercial marketing of our drug candidates. We do not know whether any of our on-going or future clinical trials for our drug candidates will be completed on schedule, if at all.

Whether or not and how quickly we complete clinical trials depends in part upon the rate at which we are able to engage clinical research/trial sites and, thereafter, the rate of enrollment of patients, and the rate we collect, clean, lock and analyze the clinical trial database. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and whether existing or new drugs are approved for the indication we are studying. We are aware that other companies are currently conducting or planning clinical trials that seek to enroll patients with the same diseases that we are studying. We may experience numerous unforeseen events during, or as a result of, any current or future clinical trials that we may conduct that could delay or prevent our ability to receive marketing approval or commercialize our drug candidates, including:

●	the FDA or other regulatory authorities may require us to submit additional data or impose other requirements before permitting us to initiate a clinical trial;
●	health authorities or institutional review boards (IRBs), or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or country;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or health authorities may require us, to conduct additional pre-clinical studies or clinical trials or we may decide to abandon drug development programs;
●	the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, and enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
●	our third-party contractors, including our clinical trial sites, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	we may elect to, or health authorities or IRBs or ethics committees may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of our drug candidates may be greater than we anticipate;
●	the supply or quality of our drug candidates or other materials necessary to conduct clinical trials of our drug candidates may be insufficient or inadequate, including, without limitation, as a result of disruptions to our supply chains caused by the Coronavirus (COVID-19) and related work stoppages across China, South Korea, and potentially other parts of the world; and
●	our drug candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, health authorities, IRBs or ethics committees to suspend or terminate the trials, or reports may arise from pre-clinical or clinical testing of other cancer therapies that raise safety or efficacy concerns about our drug candidates.

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the DSMB for such trial or by the FDA or other regulatory authorities. Such health authorities may impose a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. The DSMBs for the UNITY-CLL and UNITY-NHL studies meet regularly to review ongoing safety from these studies, in an unblinded manner if applicable, and may recommend modification to the study design or closure of the study entirely based on their interpretation of the benefit/risk of the study.  While we develop charters that guide the nature of the DSMBs meetings, their analysis and interpretation of study data occurs independently from us and is wholly within their control.  Even if the DSMB finds no safety concerns and recommends no modifications to our ongoing studies, this does not mean the safety profile of these studies may support a marketing approval or commercial acceptance if marketing approval is granted. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our drug candidates. Further, the FDA may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. This could happen even for a protocol that has received a Special Protocol Assessment (SPA). In September 2015, we announced a Phase 3 clinical trial for the combination of ublituximab plus umbralisib for patients with chronic lymphocytic leukemia (CLL), which is being conducted pursuant to an SPA with the FDA and in August 2017 we announced an SPA for our registration program for ublituximab in RMS. Many companies which have been granted SPAs have ultimately failed to obtain final approval to market their drugs. Since we are seeking approvals under SPAs for some of our product registration strategies, based on protocol designs negotiated with the FDA, we may be subject to enhanced scrutiny. Further, while changes or amendments to protocols are common during conduct of a clinical trial, protocol changes or amendments to a study that is being conducted under SPA will have to be reviewed and approved by the FDA to verify that the SPA agreement is still valid. The FDAs willingness to agree to changes or amendments to a protocol or statistical analysis plan under SPA agreement is wholly within their discretion.  Such re-reviews also provide an opportunity for the FDA to scrutinize any aspect of the study design and conduct, even if previously agreed to under the existing SPA.  Failure to reach agreement with the FDA for routine protocol changes or modifications for any study we conduct under SPA could have a material negative impact to our ability to execute these studies. Even if the primary endpoint in a Phase 3 clinical trial is achieved, a SPA does not guarantee approval. While UNITY-CLL is being operated in a blinded manner, it is an open label study; meaning that trial participants, investigators, site staff, some employees of our contract research organizations, and our field level employees (e.g., clinical research associates and monitors), among others, have knowledge of treatment arm assignments on a patient-level, which has the potential to introduce bias into study conduct. Further, while the ULTIMATE 1 and 2 clinical trials are double-blind, double-dummy studies, unblinding of treatment arm assignment may occur from time to time, for example, on the occurrence of unexpected safety events which may necessitate understanding of study treatment.  While we believe we have put in place adequate firewalls to prevent inappropriate unblinding of study data consistent with standard industry practice for these types of studies, no assurance can be given that issues related to study conduct will not be raised. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the study design or data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee prior to making its final decision.

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

Our drug development costs will also increase if we experience delays in testing or regulatory approvals. We may also incur additional costs if enrollment is increased. All of our current Phase 3 and registration-directed clinical trials, such as UNITY-CLL, UNITY-NHL and ULTIMATE I and II enrolled a larger number of patients than our initial projections, adding significant costs to those studies over and above what had been projected. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Certain clinical trials are designed to continue until a pre-determined number of events have occurred in the patients enrolled. Trials such as this are subject to delays stemming from patient withdrawal and from lower than expected event rates. UNITY-CLL is an event-driven study, which means the study can only end when a certain pre-specified number of events have occurred. In the case of UNITY-CLL, an event is defined as disease progression or death. Given that these events cannot be predicted with certainty, predicting accurately when this study will reach a sufficient number of events is impossible. We have stated we believe the number of events to conduct an efficacy analysis can be reached by the end of the first quarter of 2020 or at some point in 2020 but there can be no assurance that this will occur and timelines for this analysis and for the completion of this study should not be relied upon given this inherent uncertainty.  Delays beyond the first quarter of 2020 could have a material and adverse impact on the Company. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our drug candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our drug candidates. Any delays in our pre-clinical or future clinical development programs may harm our business, financial condition and prospects significantly.

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site, or the FDAs willingness to accept such data, may be jeopardized.

The sufficiency of our clinical trial results for accelerated approval are subject to the FDA’s discretion.

We have and will continue to explore strategies for ublituximab and/or umbralisib that involve use of the FDA’s accelerated approval pathway. Obtaining accelerated approval for an agent requires demonstration of meaningful benefit over all available therapies for a serious condition. While we believe we have an understanding of what is considered available therapy today, ultimately the determination of what constitutes available therapy is wholly up to the FDA and is subject to change. No assurance can be given that other agents will not receive full approval prior to our potential receipt of accelerated approval. If that were to occur, no assurance can be given that we would be successful in proving meaningful benefit over those later approved drugs. If we were unable to prove meaningful benefit over any such agents, we would be effectively blocked from receiving accelerated approval. We announced that we are planning to file the results from the MZL and FL cohorts from our UNITY-NHL trial for accelerated approval. No assurance can be given that umbralisib will obtain accelerated approval for either MZL or FL for a variety of reasons, including, without limitation, if we are unable to demonstrate meaningful benefit over a currently approved agent/regimen or any new treatment, if any, that receives full approval prior to our potential receipt of accelerated approval. Previously, we were hopeful to utilize the results from our GENUINE study for accelerated approval but the intervening full approval of a new therapy for the treatment of relapsed/refractory CLL has made that potential application more challenging. In October 2019, we announced that final results from the GENUINE study demonstrated improved progression-free survival for the combination arm compared to ibrutinib alone.  Despite this positive outcome, no assurance can be given that a filing based on the GENUINE results will ever be made, or if made would result in a favorable review by regulatory authorities.

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

As is the case with all drugs, it is likely that there will be side effects associated with the use of our drug candidates. Results of our trials could reveal a higher than expected and unacceptable severity and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our drug candidates for any or all targeted indications. The drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Many compounds that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the compound. Further, early clinical trials by their nature utilize a small sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our drug candidates may only be uncovered with a significantly larger number of patients exposed to the drug candidate in Phase 3 or registration-directed trials and on the market.

We are currently running our Phase 3 and registration-directed trials, such as UNITY-CLL, UNITY-NHL and ULTIMATE I and II and have not completed testing of any of our product candidates for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent that the adverse events, if any, will be observed in patients who receive any of our product candidates. To date, clinical trials using ublituximab and umbralisib have demonstrated a toxicity profile that was deemed acceptable by the investigators performing such studies. Such interpretation may not be shared by future investigators or by the health authorities and in the case of ublituximab and umbralisib, even if deemed acceptable for oncology and/or autoimmune indications, it may not be acceptable for diseases outside the oncology and autoimmune settings, and likewise for any other product candidates we may develop. Additionally, the severity, duration and incidence of adverse events may increase in larger study populations such as found in our on-going Phase 3 and registration-directed trials. Particularly, with respect to umbralisib, although over 1,500 patients have been dosed in umbralisib studies to date, the full adverse effect profile of umbralisib is not known. As additional patients are exposed for longer durations to umbralisib, it is unknown whether greater frequency and/or severity of adverse events are likely to occur. Common toxicities of other drugs in the same class as umbralisib include high levels of liver toxicity, infections and colitis, the latter of which notably has presented with later onset, with incidence increasing with duration of exposure. No assurance can be given that an acceptable safety and tolerability profile for umbralisib will continue to be demonstrated in the future with longer durations of exposure, at the fixed 800mg dose being evaluated in our registration-directed trials and in multiple drug combinations. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain marketing approval and generate revenues from its sale, or even if approved for sale may lack differentiation from competitive products, which could have a material adverse impact on our business and operations.

Additionally, in drug-combination clinical development, there is an inherent risk of drug-drug interactions between combination agents which may affect each component’s individual pharmacologic properties and the overall efficacy and safety of the combination regimen. Both ublituximab and umbralisib are being evaluated in combination with each other, as well as with a variety of other active anti-cancer agents, which may cause unforeseen toxicity, or impact the severity, duration, and incidence of adverse events observed compared to those seen in the single agent studies of these agents. We also intend to explore multiple combination studies involving cosibelimab, TG-1701, and TG-1801. Further, with multi-drug combinations, it is often difficult to interpret or properly assign attribution of an adverse event to any one particular agent, introducing the risk that toxicity caused by a component of a combination regimen could have a material adverse impact on the development of our product candidates. There can be no assurances given that the combination regimens being studied will display tolerability or efficacy suitable to warrant further testing or produce data that is sufficient to obtain marketing approval.

If any of our drug candidates receive marketing approval and we or others later identify undesirable or unacceptable side effects caused by such drug candidates (or any other similar drugs) after such approval, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw or limit their approval of such drug candidates;
●	regulatory authorities may require a more significant clinical benefit for approval to offset the risk;
●	regulatory authorities may require the addition of labeling statements, including warnings, contra-indications, or precautions, that could diminish the usage of the product or otherwise limit the commercial success of the affected product;
●	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
●	we may be required to change the way such drug candidates are distributed or administered, or to conduct additional clinical trials;
●	regulatory authorities may require a Risk Evaluation and Mitigation Strategy (REMS), plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;
●	we may be subject to regulatory investigations and government enforcement actions;
●	we may decide to remove such drug candidates from the marketplace;
●	we may not be able to enter into collaboration agreements on acceptable terms and execute on our business model;
●	we could be sued and held liable for injury caused to individuals exposed to or taking our drug candidates; and
●	our reputation may suffer.

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

A breakthrough therapy designation by the FDA for our drug candidates, including umbralisib for the treatment of adult patients with relapsed or refractory Marginal Zone Lymphoma who have received at least one prior treatment including an anti-CD20 monoclonal antibody, may not lead to a faster development or regulatory review or approval process, and it does not ensure that our drug candidates will receive marketing approval.

In January 2019, the FDA granted breakthrough therapy designation (also referred to as BTD) to umbralisib for the treatment of adult patients with relapsed or refractory MZL who have received at least one prior treatment including an anti-CD20 monoclonal antibody. We may also seek breakthrough therapy designation for some of our other drug candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Our breakthrough therapy designation was based on interim data from the MZL cohort of the UNITY-NHL clinical trial. No assurance can be given that the full results from the MZL cohort of the UNITY-NHL clinical trial will support accelerated approval.

For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients who may be placed in potentially less effective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for accelerated approval. Designation as a breakthrough therapy is wholly within the discretion of the FDA. Accordingly, even if we believe one of our drug candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to grant such designation to the drug candidate. In any event, the receipt of a breakthrough therapy designation for a drug candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our drug candidates qualify as breakthrough therapies, the FDA may later decide that the drugs no longer meet the conditions for qualification and rescind the designation.

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

Ublituximab received orphan drug designation from the FDA for the treatment of MZL (nodal and extranodal) in September 2013, for the treatment of CLL in August of 2010, and orphan-drug designation by the EMA for the treatment of CLL in November of 2009. We also obtained orphan drug designation for umbralisib as monotherapy for the treatment of CLL in August 2016 and all three types of MZL (nodal, extranodal and splenic) in April 2019, and in January 2017, we announced that the FDA granted orphan drug designation covering the combination of ublituximab and umbralisib for the treatment of patients with CLL and DLBCL. As part of our business strategy, we may seek orphan drug designation for our other drug candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the U.S. Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

Even if we obtain orphan drug exclusivity for a drug, that exclusivity may not effectively protect the designated drug from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve another product that meets the definition of a “same drug” under 21 C.F.R. 316.3 for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan drug designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we intend to seek additional orphan drug designation for our other drug candidates, we may never receive such designations. Even if we receive orphan drug designation for any of our drug candidates, there is no guarantee that we will enjoy the benefits of those designations.

An approval of one of our product candidates in the United States would not assure approval of that candidate in foreign jurisdictions.

The approval procedures for pharmaceuticals vary among countries, and obtaining approval in one jurisdiction does not guarantee approval in another jurisdiction. For example, even if the FDA grants approval of a product candidate, comparable regulatory authorities in foreign jurisdictions may not approve the same product candidate or may require additional evidence for approval. In many countries outside the United States, the product must be approved for reimbursement before it can be marketed. As a general matter, however, the foreign regulatory approval process involves risks similar or identical to the risks associated with FDA approval discussed above. Therefore, we cannot guarantee that we, or future collaborators, will obtain approvals of our product candidates in any foreign jurisdiction on a timely basis, if at all. Failure to receive approval in certain foreign markets could significantly impact the full market potential of our product candidates. Furthermore, if we obtain regulatory approval for a product candidate in a foreign jurisdiction, we will be subject to the burden of complying with complex regulatory, legal, and other requirements that could be costly and could subject us to additional risks and uncertainties.

As all of our product candidates are still under development, manufacturing site additions, scale-up and process improvements implemented in the production of those product candidates may affect their ultimate activity or function.

Our product candidates are in the initial stages of development and are currently manufactured in relatively small batches for use in pre-clinical and clinical studies. Process improvements implemented to date have changed, and process improvements in the future may change, the activity and/or analytical profile of the product candidates, which may affect the safety and efficacy of the products. For instance, the manufacturing process for ublituximab has undergone several process improvements during the clinical trial process which have resulted in analytical differences between the materials. Such process improvements continued during the conduct of Phase 3 and materials from more than one manufacturing process were utilized in the Phase 3 UNITY-CLL trial. While analytical differences exist between those materials, we do not believe the differences will alter the safety or efficacy profile of ublituximab. However, it is possible that additional and/or different adverse events may appear among patients exposed to drug product manufactured under one process compared to the other, or that adverse events may arise with greater frequency, intensity and duration among patients exposed to drug product manufactured under one process compared to the other. Additionally, the efficacy of ublituximab also can be negatively impacted by such process changes. Given the uncertainty of the impact on product specifications, quality and performance, process improvements made during Phase 3 development carry a higher level of risk than those made prior to Phase 3 development. If there are significant differences in product attributes between the two materials, we may need to adjust our statistical analysis plans of the Phase 3 study to confirm that there is no difference in safety or efficacy between product made by each process in order to allow us to utilize data from all enrolled patients, as well as be able to integrate clinical safety and/or efficacy results across studies to support any potential marketing application. There can be no assurance given that such analyses will be successful in demonstrating no clinical differences between these drug products, which could substantially impact the approvability of the U2 combination based on the results of the UNITY-CLL study. In such circumstances, that would have a material adverse effect on the Company.

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

In addition, we have engaged a secondary manufacturer for ublituximab to meet our current clinical and future commercial needs and anticipate engaging additional manufacturing sources for umbralisib to meet expanded clinical trial and commercial needs. If a secondary manufacturer is not successful in replicating the product or experiences delays, or if regulatory authorities impose unforeseen requirements with respect to product comparability from multiple manufacturing sources, we may experience delays in clinical development. No assurance can be given that any additional manufacturers will be successful or that material manufactured by the additional manufacturers will perform comparably to ublituximab or umbralisib as manufactured to date and used in currently available pre-clinical data and or in clinical trials presented publicly or reported in this or any previous filing, or that the relevant regulatory agencies will agree with our interpretation of comparability.

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

The precise incidence and/or prevalence of CLL, relapsed/refractory MZL, relapsed/refractory FL and multiple sclerosis (MS)are unknown. Our projections of both the number of people who are affected by disease within our target indications, as well as the subset of these people who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. Our beliefs are typically based on one on one and group interactions with target physicians and our estimates have been derived from a variety of sources, including the scientific literature, healthcare utilization databases and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we or our collaborators may develop. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. The key competitive factors affecting the success of all of our drug candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of any related companion diagnostic tests, the level of generic competition and the availability of reimbursement from government and other third-party payors.

For the cancer indications for which we are developing our products there are a number of established therapies with which we will compete:

●	For the treatment of CLL, if U2 is approved, we expect U2 to compete with recently approved drugs such as ibrutinib (AbbVie and Janssen), venetoclax (AbbVie and Roche), obinutuzumab (Roche), idelalisib (Gilead) and duvelisib (Verastem), and established treatments such as rituximab (Roche), and several generically available chemotherapies. Additionally, there are two second generation BTK inhibitors similar to ibrutinib in late-stage clinical testing for CLL that could enter the market in the next 12-36 months. Each of these agents can be used as monotherapy or in combination with one or more of the other agents.
●	For the treatment of Marginal Zone Lymphoma, if approved, we expect umbralisib to compete with ibrutinib (AbbVie and Janssen) and established treatments such as rituximab and several generically available chemotherapies. Additionally, in May 2019, the FDA approved the combination of rituximab and lenalidomide (Bristol-Myers) for the treatment of previously treated MZL.
●	For the treatment of Follicular Lymphoma, if approved, we expect umbralisib to compete with recently approved drugs such as obinutuzumab (Roche), idelalisib (Gilead), copanlisib (Bayer), and duvelisib (Verastem), and established treatments such as rituximab (Roche), and several generically available chemotherapies. Each of these agents can be used as monotherapy or in combination with one or more of the other agents. In addition, in May 2019, the FDA approved the combination of rituximab and lenalidomide (Bristol-Myers) for the treatment of previously treated FL. There are also several PI3K delta inhibitors in earlier stages of development.
●	In addition, a number of pharmaceutical companies are developing antibodies and bispecific antibodies targeting CD20, CD19, CD47 and other B-cell associated targets, chimeric antigen receptor T-cell (CAR-T) immunotherapy, and other B-cell ablative therapy which, if approved, would potentially compete with U2 and umbralisib.

For Multiple Sclerosis for which we are developing ublituximab there are a number of established therapies with which we will compete:

●	If ublituximab is approved, we expect ublituximab will primarily compete against other CD20 targeted agents, while the group of CD20 targeted agents will also compete broadly against a number of already approved MS therapies. Currently, there is one anti-CD20 monoclonal antibody approved, ocrelizumab (Roche), and another in Phase 3 development, ofatumumab (Novartis), which is expected to enter the market in the next 12-24 months.

Cosibelimab, TG-1701 and TG-1801 if approved will also face competition from drugs on the market and under development in the same therapeutic class as each of those drugs.

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

We face an inherent risk of product liability exposure related to the testing of our drug candidates in human clinical trials and use of our drug candidates through compassionate use programs in the event we establish such programs, and we will face an even greater risk if we commercially sell any drug candidates that we may develop. If we cannot successfully defend ourselves against claims that our drug candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

If any product candidate for which we receive regulatory approval does not achieve broad market acceptance among physicians, patients, healthcare payors, and the medical community, the revenues that we generate from its sales will be limited.

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors, and the medical community. Commercial success also will depend, in large part, on the coverage and reimbursement of our product candidates by third-party payors, including private insurance providers and government payors. The degree of market acceptance of any approved product would depend on a number of factors, including:

●	the efficacy, safety and tolerability as demonstrated in clinical trials;
●	the timing of market introduction of such product candidate as well as competitive products;
●	the clinical indications for which the product is approved;
●	acceptance by physicians, major operators of cancer clinics and patients of the product as a safe, tolerable and effective treatment;
●	the potential and perceived advantages of the product candidate over alternative treatments;
●	the safety and tolerability of the product candidate in a broader patient group;
●	the cost of treatment in relation to alternative treatments;
●	the availability of adequate reimbursement and pricing by third parties and government authorities;
●	changes in regulatory requirements by government authorities for the product candidate;
●	relative convenience and ease of administration;
●	the prevalence and severity of side effects and adverse events;
●	the effectiveness of our sales and marketing efforts; and
●	unfavorable publicity relating to the product.

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate sufficient revenue from these products and we may not become or remain profitable, which would have a material adverse effect on our business.

Even if we are able to commercialize any drug candidates, such drugs may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

The regulations that govern regulatory approvals, pricing and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a drug candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the drug candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the drug candidate in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more drug candidates, even if our drug candidates obtain marketing approval.  In addition, if we are successful in receiving FDA approval for ublituximab for the treatment of CLL and MS, we will need to identify and execute a pricing strategy that takes into account the value of the product in each indication independently to realize the product’s full potential in both indications.  If we are unable to identify and execute such a strategy, the pricing of ublituximab across indications may not be optimal, which may have a material adverse impact on the sales in one or both of the indications and on our overall business.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the ACA, was enacted in 2010 and made significant changes to the United States healthcare system. The ACA and any revisions or replacements of that Act, any substitute legislation, and other changes in the law or regulatory framework could have a material adverse effect on our business.

Among the provisions of the ACA, those of importance to our potential product candidates are:

●	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;
●	expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;
●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D (subsequent legislation increased this amount to 70% effective as of January 1, 2019);
●	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 138% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
●	expansion of the list of covered entities eligible to enroll in the 340B Drug Pricing Program to include certain free standing cancer hospitals, critical access hospitals, rural referral centers, and sole community hospitals, but exempting orphan drugs from the ceiling price requirements for these covered entities;
●	the new requirements under the federal Open Payments program and its implementing regulations;
●	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;
●	a new regulatory pathway for the approval of biosimilar biological products, all of which will impact existing government healthcare programs and will result in the development of new programs; and
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Certain provisions of the ACA have been subject to judicial challenges as well as efforts to release or replace them or to alter the interpretation or implementation.  For example, at the end of 2017, Congress passed the Tax Cuts and Jobs Act (Tax Act), which repealed the penalty for individuals who fail to maintain minimum essential health coverage as required by the ACA, commonly referred to as the individual mandate, effective January 1, 2019. In December 2018, a United States District Court Judge for the Northern District of Texas ruled (i) that the individual mandate was unconstitutional as a result of the associated tax penalty being repealed as part of the Tax Act; and (ii) that the individual mandate is not severable from the rest of the ACA and, as a result, the ACA in its entirety is invalid. In December 2019, the Fifth Circuit Court of Appeals upheld the district court’s decision that the individual mandate is unconstitutional, but remanded the case back to the district court to reconsider the severability question.  It is unclear how the ultimate decision in this case, or other efforts to repeal, replace, or invalidate the ACA or its implementing regulations, or portions thereof, will affect the ACA or our business.  Other attempts have been made in Congress to modify or repeal all or certain provisions of the ACA, and we anticipate that there may be further efforts to repeal, replace or invalidate the ACA, which could affect our business and operations.

The Bipartisan Budget Act of 2018, the BBA, which set government spending levels for Fiscal Years 2018 and 2019, revised certain provisions of the ACA. Specifically, beginning in 2019, the BBA increased manufacturer point-of-sale discounts off negotiated prices of applicable brand drugs in the Medicare Part D coverage gap from 50% to 70%, ultimately increasing the liability for brand drug manufacturers. Further, this mandatory manufacturer discount applied to biosimilars beginning in 2019.

There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices.  Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.  The Trump administration is currently assessing additional proposals that are designed to affect drug pricing, such as tying U.S. drug prices to prices outside the United States. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.  Most recently, President Trump signed into law the U.S.-Mexico-Canada (USMCA) trade agreement.  As enacted, there are no commitments with respect to biologic product intellectual property rights or data protection, which may create an unfavorable environment across the three countries.

The 116th Congress has explored legislation intended to address the cost of prescription drugs. Notably, the major committees of jurisdiction in the Senate (Finance Committee, Health, Education, Labor and Pensions Committee, and Judiciary Committee) have marked up legislation intended to address various elements of the prescription drug supply chain. Proposals include a significant overhaul of the Medicare Part D benefit design, addressing patent loopholes, and efforts to cap increases in drug prices. The House Energy and Commerce Committee approved drug-related legislation intended to increase transparency of drug prices and also curb anti-competitive behavior in the pharmaceutical supply chain. In addition, the House Ways and Means Committee approved legislation intended to improve drug price transparency, including for drug manufacturers to justify certain price increases.  On December 12, 2019, the House of Representatives passed broad legislation that would, among other provisions, require the Department of Health and Human Services (HHS) to negotiate drug prices and impose price caps.  Failure by a manufacturer to reach an agreement with HHS on the negotiated price could result in significant penalties for prescription drug manufacturers.  While we cannot predict what proposals may ultimately become law, the proposals under consideration could significantly change the landscape in which the pharmaceutical market operates.

The Trump Administration has also taken several regulatory steps to redirect ACA implementation. HHS finalized Medicare fee-for-service hospital payment reductions for Part B drugs acquired through the 340B Drug Pricing Program, which remains subject to ongoing legal challenge. HHS also has signaled its intent to continue to pursue reimbursement policy changes for Medicare Part B drugs as a whole that likely would reduce hospital and physician reimbursement for these drugs.

HHS has made numerous other proposals aimed at lowering drug prices for Medicare beneficiaries and increasing price transparency. These proposals include giving Medicare Advantage and Part D plans flexibility in the availability of drugs in protected classes, more transparency in the cost of drugs, including the beneficiary’s financial liability, and less costly alternatives and permitting the use of step therapy as a means of prior authorization. HHS has also proposed requiring that pharmaceutical manufacturers disclose the prices of certain drugs in direct-to-consumer television advertisements. The proposal related to protected classes has been withdrawn and the disclosure requirements have been rejected by the courts. In addition, a proposed rule that would have passed drug rebates to consumers at the point of sale also has been withdrawn. However, it appears the Trump Administration will continue to explore its authority to make regulatory changes to the pharmaceutical industry. For example, the Trump Administration released an Advance Notice of Proposed Rulemaking related to an international price index model. It is unclear what eventually will be proposed, but the President has alluded to the concept of most favored nation pricing with regard to U.S. drug purchasing. In addition, HHS, in conjunction with the FDA, released two pharmaceutical importation models in December 2019: (a) a Notice of Proposed Rulemaking to permit importation of pharmaceuticals from Canada, and (2) draft FDA guidance permitting manufacturers to import their own pharmaceuticals that were originally intended for marketing in other countries.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

We cannot predict the likelihood, nature or extent of how government regulation that may arise from future legislation or administrative or executive action taken by the U.S. presidential administration may impact our business and industry. In particular, the U.S. President has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 23, 2017, President Trump ordered a civilian hiring freeze for all executive departments and agencies, including the FDA, which prohibits the FDA from filling employee vacancies or creating new positions. Under the terms of the order, the freeze was to remain in effect until implementation of a plan to be recommended by the Director for the Office of Management and Budget (OMB) in consultation with the Director of the Office of Personnel Management, to reduce the size of the federal workforce through attrition. An under-staffed FDA could result in delays in FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance or implement or enforce regulatory requirements in a timely fashion or at all. This hiring freeze was lifted later in 2017. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the two-for-one provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the two-for-one provisions may apply not only to agency regulations, but also to significant agency guidance documents. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force are expensive and time-consuming and could delay any drug launch. If the commercial launch of a drug candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our drug candidates on our own include:

●	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
●	the inability of sales personnel to obtain access to physicians or to effectively promote any future drugs;
●	the lack of complementary drugs to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●	unforeseen costs and expenses associated with creating a sales and marketing organization.

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

Our relationships with customers and third-party payors will be subject to applicable fraud and abuse laws, false claims laws, transparency and disclosure laws, health information and security laws, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

Although we do not currently have any drugs on the market, once we begin commercializing our drug candidates, we will be subject to additional extensive healthcare statutory and regulatory requirements and oversight by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our drug candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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
●	the federal physician payment transparency requirements, sometimes referred to as the Sunshine Act under the Affordable Care Act require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Department of Health and Human Services information related to physician payments and other transfers of value and the ownership and investment interests of such physicians and their immediate family members;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
●	analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to pricing of products or payments to physicians and other health care providers or marketing expenditures, and governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including anticipated activities to be conducted by our sales team, were to be found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, qui tam actions brought by individual whistleblowers in the name of the government, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

If we fail to adequately understand and comply with the local laws and customs as we expand into new international markets, these operations may incur losses or otherwise adversely affect our business and results of operations.

We expect to operate a portion of our business in certain countries through subsidiaries or through supply, marketing, and distributor arrangements. In those countries where we have limited experience in operating subsidiaries and in reviewing equity investees, we will be subject to additional risks related to complying with a wide variety of national and local laws, including restrictions on the import and export of certain intermediates, drugs, technologies and multiple and possibly overlapping tax laws. In addition, we may face competition in certain countries from companies that may have more experience with operations in such countries or with international operations generally. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees hired in different countries into our existing corporate culture. If we do not effectively manage our operations in these subsidiaries and review equity investees effectively, or if we fail to manage our alliances, we may lose money in these countries and it may adversely affect our business and results of our operations. In all interactions with foreign regulatory authorities, we are exposed to liability risks under the Foreign Corrupt Practices Act or similar anti-bribery laws.

Any product for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with products.

Any regulatory approvals that we receive for our drug candidates may be subject to limitations on the indicated uses for which the drug may be marketed or to conditions of approval that may require potentially costly post-marketing clinical trials or surveillance to monitor safety and efficacy of the drug candidate.  In addition, any product for which we obtain marketing approval, along with the manufacturing processes and facilities, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of, and review by, the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, current Good Manufacturing Practice (cGMP) requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding promotional interactions with healthcare professionals. Failure to comply with these regulatory requirements or later discovery of previously unknown problems with products, manufacturers, or manufacturing processes, may result in actions such as:

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

A pharmaceutical product candidate cannot be marketed in the United States or other countries until we have completed a rigorous and extensive regulatory review process, including approval of a brand name. Any brand names we intend to use for ublituximab, umbralisib or any future product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the United States Patent and Trademark Office (USPTO). The FDA typically conducts a review of proposed product brand names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product brand name if it believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product brand names, we may be required to adopt an alternative brand name for ublituximab, umbralisib or any future product candidates. If we adopt an alternative brand name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize ublituximab, umbralisib, or any future product candidates. We do not currently have an agreed upon brand name for umbralisib, and no assurance can be given that we will obtain one in a timely fashion. Any delay in obtaining a brand name for umbralisib or any other of our drug candidates could delay approval and/or commercialization and have a negative impact on our launch and future prospects for umbralisib or any other such drug candidates.

Risks Related to Our Dependence on Third Parties

We rely on third parties to generate clinical, preclinical and other data necessary to support the regulatory applications needed to conduct clinical trials and file for marketing approval. We rely on third parties to help conduct our planned clinical trials. If these third parties do not perform their services as required, we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.

In order to submit an Investigational New Drug application (IND), BLA, or NDA to the FDA and maintain these applications, it is necessary to submit all information on the clinical, non-clinical, chemistry, manufacturing, controls and quality aspects of the product candidate. We rely on our third-party contractors and our licensing partners to provide portions of this data. If we are unable to obtain this data, or the data is not sufficient to meet the regulatory requirements, we may experience significant delays in our development programs. While we maintain an active IND for ublituximab and umbralisib enabling the conduct of studies in the FDA’s Division of Hematology and Oncology, and an active IND for ublituximab under the FDA’s Division of Neurology, there can be no assurance that the FDA will allow us to continue the development of our product candidates in those divisions where we maintain an active IND.

Additionally, we use CROs to assist in the conduct of our current clinical trials and expect to use such services for future clinical trials and we rely upon medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and appropriate regulations. Our current and future CROs, investigators and other third parties play a significant role in the conduct of our trials and the subsequent collection and analysis of data from the clinical trials. There is no guarantee that any CROs, investigators and other third parties will devote adequate time and resources to our clinical trials or perform as contractually required. If any third parties upon whom we rely for administration and conduct of our clinical trials fail to meet expected deadlines, fail to adhere to its clinical protocols or otherwise perform in a substandard manner, our clinical trials may be extended, delayed or terminated, and we may not be able to commercialize our product candidates. In addition to the third parties identified above, we are also heavily reliant on the conduct of our patients enrolled to our studies by our third-party investigators. We rely on our clinical trial sites and investigators to properly identify and screen eligible candidates for our clinical trials, and for them to ensure participants adhere to our clinical protocol requirements. The majority of our clinical trial conduct occurs in the out-patient setting, where patients are expected to continue to adhere to our study protocol specified requirements. The ability of our enrolled patients to properly identify, document, and report adverse events; take protocol specified study drugs at the correct quantity, time, and setting, as applicable; avoid contraindicated medications; and comply with other protocol specified procedures such as returning to the trial site for scheduled laboratory and disease assessments, is wholly out of our control. Deviations from protocol procedures, such as those identified previously, could materially affect the quality of our clinical trial data, and therefore ultimately affect our ability to develop and commercialize our drug candidates. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trials unless we are able to transfer the care of those patients to another qualified clinical trial site. If any of our clinical trial sites are required by the FDA or IRB to close down due to data management or patient management or any other issues, we may lose patients. In our MS Phase 2 trial, during routine monitoring and site audits, significant Good Clinical Practice (GCP) violations and other noncompliance issues were identified at one of our US-based large academic sites. The investigator left the institution and shortly thereafter the site terminated their participation in our study before all data could be source document verified. While we do not believe this will have any effect on the overall results of the MS Phase 2 trial, sensitivity analyses excluding data from this site will be performed and no assurance can be given that the results were not affected.

Whether conducted through a CRO or through our internal staff, we are solely responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to warning letters or other enforcement actions that may include civil penalties up to and including criminal prosecution. We and our CROs are required to comply with regulations, including GCP guidelines for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any drug candidates in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, clinical investigators, CROs, institutional review boards, and non-clinical laboratories. If we, our CROs, our investigators or other third parties fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our current or future clinical trials comply with GCPs. In addition, our clinical trials must be conducted with drug candidates produced under cGMP regulations. Our failure or the failure of our CROs or CMOs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action. We also are required to register most ongoing clinical trials and post the results of completed clinical trials on government-sponsored databases, e.g. ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We do not currently own or operate, nor do we have any plans to establish in the future, any manufacturing facilities or personnel. We rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for pre-clinical development and clinical testing, as well as for the commercial manufacture of our drugs if any of our drug candidates receive marketing approval.  In some circumstances, our licensor has entered into arrangements with contract manufacturers to supply product for our clinical and commercial demand. Our reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or drugs or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

The facilities used by contract manufacturers to manufacture our drug candidates must be approved by the FDA or a comparable foreign regulatory authority pursuant to inspections that may be conducted after we submit our marketing applications to the FDA or a comparable foreign regulatory authority. We do not control the manufacturing process of, and will be completely dependent on, our contract manufacturers for compliance with cGMPs in connection with the manufacture of our drug candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our drug candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact, including causing substantial delay, in our ability to develop, obtain regulatory approval for or market our drug candidates.  Further, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of drug candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our drug candidates.

For certain of our drug candidates, we do not have long-term supply agreements with contract manufacturers. For these drug candidates, we purchase our required drug supply, including the drug product and drug substance on a purchase order basis. We may be unable to establish or maintain agreements with third-party manufacturers for these drug candidates or do so on acceptable terms. No assurance can be given that long-term, scalable manufacturers can be identified or that they can make clinical and commercial supplies of our product candidates that meet the product specifications of previously manufactured batches, or are of a sufficient quality, or at an appropriate scale and cost to make it commercially feasible. If they are unable to do so, it could have a material adverse impact on our business.

Even if we are able to establish and maintain agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	reliance on the third party for regulatory compliance and quality assurance;
●	the possible breach of the manufacturing or supply agreement by the third party;
●	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
●	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Moreover, our current long-term supply agreements contain certain minimum purchases in what are commonly referred to as “take or pay” provisions, and we would expect all future supply agreements to contain such provisions. To the extent our demand does not meet the minimum supply required amounts, we would be forced to pay more than desired. This could create a situation where we are spending more than required and could impact our on-going operations and entail curtailing other important research and development or commercialization efforts, all of which could have a material adverse effect on the Company.

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

In addition, we do not have the capability to package finished products for distribution to hospitals and other customers. Prior to commercial launch, we intend to enter into agreements with one or more alternate packaging and labeling suppliers so that we can ensure proper supply chain management once we are authorized to make commercial sales of our product candidates. If we receive marketing approval from the FDA, we intend to sell pharmaceutical product finished and packaged by such suppliers. We have not yet entered into long-term agreements with our fill/finish suppliers for all of our drug candidates, and we may be unable to enter into such an agreement or do so on commercially reasonable terms, which could have a material adverse impact upon our business.

The third parties upon whom we rely for the supply of the active pharmaceutical ingredient (API), drug product, regulatory starting materials and intermediates for drug substance and other materials used in our drug candidates are our sole source of supply, and the loss of any of these suppliers could significantly harm our business.

The API, drug product and drug substance used in many of our drug candidates are currently supplied to us from single-source suppliers. Our ability to successfully develop our drug candidates, supply our drug candidates for clinical trials and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API, drug product and drug substance for these drugs in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. If any of our suppliers ceases its operations for any reason or is unable or unwilling to supply API, drug product, drug substance and other materials in sufficient quantities or on the timelines necessary to meet our needs, it could significantly and adversely affect our business, the supply of our drug candidates and our financial condition.

In most cases, our manufacturing partners are single source suppliers. It is expected that many of our manufacturing partners will be sole source suppliers from single site locations for the foreseeable future. Various raw materials, components, and testing services required for our products may also be single sourced. Given this, any disruption of supply from these partners could have a material, long-term impact on our ability to supply products for clinical trials or commercial sale. This includes potential disruptions to our supply chains that may be caused by COVID-19 and related work stoppages across regions impacted by this public health crisis. Ublituximab is manufactured in South Korea, and  TG-1701 is manufactured in China.We have sufficient inventory of clinical supplies of ublituximab to support our current clinical program needs.  In addition, we source certain raw materials for umbralisib from China; however, we have sufficient quantities of these raw materials to meet our current clinical program needs and our anticipated initial commercial demand in the event we receive FDA approval. Although COVID-19 has not had a material adverse effect on our business to date, no assurance can be given that it will not in the future if the situation persists or worsens. We continue to monitor the situation very closely with our suppliers in impacted regions. If our suppliers do not deliver sufficient quantities of our product candidates on a timely basis, or at all, and in accordance with applicable specifications, there could be a significant interruption of our supply, which would adversely affect clinical development and commercialization of our products. In addition, if our current or future supply of any of our product candidates should fail to meet specifications during its stability program there could be a significant interruption of our supply of drug, which would adversely affect the clinical development and commercialization of the product.

For all of our drug candidates, we plan to identify and qualify additional manufacturers and other suppliers to provide such API, drug product and drug substance prior to or following submission of an NDA or BLA to the FDA and/or an MAA to the EMA. We are not certain, however, that our single-source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers, our relative importance as a customer to those suppliers, or public health emergencies (i.e., COVID-19) or natural disasters that may cause those suppliers to stop work for a period of time.. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance.

Establishing additional or replacement suppliers for the API, drug product and drug substance used in our drug candidates, if required, may not be accomplished quickly or at all and may involve significant expense. If we are able to find a replacement supplier, such replacement supplier would need to be qualified and require additional regulatory approval, which could result in further delay. While we seek to maintain adequate inventory of the API, drug product and drug substance used in our drug candidates, any interruption or delay in the supply of components or materials, or our inability to obtain such API, drug product and drug substance from alternate sources at acceptable prices in a timely manner could impede, delay, limit or prevent our development efforts, which could harm our business, results of operations, financial condition and prospects.

Because we have in-licensed our product candidates from third parties, any dispute with or non-performance by our licensors will adversely affect our ability to develop and commercialize the applicable product candidates.

Because we license our product candidates from third parties and we expect to continue to in-license additional product candidates, if there is any dispute between us and our licensor regarding our rights under a license agreement, our ability to develop and commercialize our product candidates may be adversely affected. Disputes may arise with the third parties from whom we license our product candidates for a variety of reasons, including:

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

In addition, the agreements under which we currently license product candidates from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations, or may conflict in such a way that puts us in breach of one or more agreements, which would make us susceptible to lengthy and expensive disputes with one or more of our licensing partners. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of our clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject drug candidate, the costs and complexities of manufacturing and delivering such drug candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative drug candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our drug candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us.

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

Our commercial success in part depends on obtaining and maintaining patent protection and trade secret protection in the United States and other countries with respect to our product candidates or any future product candidate that we may license or acquire, their formulations and uses and the methods we use to manufacture them, as well as successfully defending these patents against third-party challenges. We seek to protect our proprietary and intellectual property position by filing patent applications in the United States and abroad related to our novel technologies and product candidates, and by maintenance of our trade secrets through proper procedures.  Because we in-license our drug candidates, we also rely on our licensors to protect the patent and other intellectual property rights necessary for commercialization of our drug candidates.

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

Currently, the composition of matter patent for ublituximab and umbralisib are granted in both the United States and EU, among other countries. A method of use patent covering the combination of ublituximab and umbralisib has also been granted in the US, EU, Japan, and several other territories. Additionally, several method of use patents for ublituximab and umbralisib in various indications and settings have also been applied for but have not yet been issued, or have been issued in certain territories but not under all jurisdictions in which such applications have been filed. There can be no guarantee that any patents for which an application has already been filed, nor any patents filed in the future, for our cosibelimab, TG-1701 and TG-1801 or for our pre-clinical product candidates will be granted in any or all jurisdictions in which they were filed, or that all claims initially included in such patent applications will be allowed in the final patent that is issued. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our partners will be successful in protecting our product candidates by obtaining and defending patents, or what the scope of an issued patent may ultimately be.

These risks and uncertainties include the following:

●	the patent applications that we or our licensors file may not result in any patents being issued;
●	patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked or circumvented, or otherwise may not provide any competitive advantage;
●	as of March 16, 2013, the United States converted from a first to invent to a first to file system. If we do not win the filing race, we will not be entitled to inventive priority;
●	our competitors, many of which have substantially greater resources than we do, and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate its ability to file new patent applications or make, use, and sell our potential products either in the United States or in international markets;
●	there may be significant pressure on the United States government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful as a matter of public policy regarding worldwide health concerns; and
●	countries other than the United States may have less restrictive patent laws than those upheld by United States courts, allowing foreign competitors the ability to exploit these laws to create, develop, and market competing products.

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

In addition, U.S. patent laws may change, which could prevent or limit us, our subsidiaries, or our licensors from filing patent applications or patent claims to protect products and/or technologies or limit the exclusivity periods that are available to patent holders, as well as affect the validity, enforceability, or scope of issued patents. For example, on September 16, 2011, the Leahy-Smith America Invents Act was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include changes to transition from a first-to-invent system to a first-to-file system and to the way issued patents are challenged. The formation of the Patent Trial and Appeal Board now provides a quicker and less expensive process for challenging issued patents.

We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter parties review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. The costs of these proceedings could be substantial and it is possible that our efforts to establish priority of invention would be unsuccessful, resulting in a material adverse effect on our United States patent position. An adverse determination in any such submission, patent office trial, proceeding or litigation could reduce the scope of, render unenforceable, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by patents and patent applications for our drug candidates is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

In addition, we may in the future be subject to claims by our former employees or consultants asserting an ownership right in our patents or patent applications, as a result of the work they performed on our behalf. Although we have entered into agreements with many of our employees, consultants and advisors and any other third parties who have access to our proprietary know-how, information or technology to assign or grant similar rights to their inventions to us, we cannot be certain that we have executed such agreements with all parties who may have contributed to our intellectual property, nor can we be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy. An adverse determination in any such submission or proceeding may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and drugs, without payment to us, or could limit the duration of the patent protection covering our technology and drug candidates. Such challenges may also result in our inability to manufacture or commercialize our drug candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future drug candidates.

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

If we do not obtain patent term extensions under the Hatch-Waxman Amendments and similar foreign legislation extending the terms of our licensed patents and any future patents we may own, our business may be materially harmed.

Depending on the timing, duration, and specifics of any FDA regulatory approval for our drug candidates, one or more of our licensed U.S. patents or future U.S. patents that we may license or own may be eligible for limited patent term restoration under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond 14 years from the date of product approval by the FDA, and only one patent covering the approved product may be extended.

The application for a patent term extension is subject to approval by the USPTO, in conjunction with the FDA. We may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of the patent protection afforded could be less than we request. If we are unable to obtain patent term extension or any term of such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain earlier approval of competing products, and our ability to generate revenues could be materially adversely affected.

We may not be able to enforce our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on drug candidates throughout the world would be prohibitively expensive. Competitors may use our licensed and owned technologies in jurisdictions where we have not licensed or obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain or license patent protection, but where patent enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. Additionally, laws of some countries outside of the United States and Europe do not afford intellectual property protection to the same extent as the laws of the United States and Europe. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, including India, China and other developing countries, do not favor the enforcement of patents and other intellectual property rights. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in certain countries outside the United States and Europe.

Proceedings to enforce our future patent rights, if any, in foreign jurisdictions could result in substantial cost and divert our resources and attention from other aspects of our business. Moreover, such proceedings could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be meaningful. Furthermore, while we intend to protect our intellectual property rights in major markets for our products, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our products. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

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

We are aware of certain patents that may pose issues for our commercialization of our drug candidates. For example, Roche, Biogen Idec, and Genentech hold patents for the use of anti-CD20 antibodies utilized in the treatment of CLL in the United States which expired in November of 2019. While these patents have been challenged, to the best of our knowledge, those matters were settled in a way that permitted additional anti-CD20 antibodies to be marketed for CLL. If those patents are still valid and enforced at the time we are intending to launch ublituximab, then we will need to either prevail in a litigation to challenge those patents or negotiate a settlement agreement with the patent holders. If we decide to initiate proceedings to challenge the validity of these patents in the future, we may be unsuccessful, as courts or patent offices in the United States and abroad could uphold the validity of any such patents. If we were to challenge the validity of any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every United States patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. If we are unable to do so, we may be forced to delay the launch of ublituximab or launch at the risk of litigation for patent infringement, which may have a material adverse effect on our business and results of operations.

If a third-party claims that we or any collaborators of ours infringe their intellectual property rights, we may have to defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our drug candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain such a license, it could be granted on non-exclusive terms, thereby providing our competitors and other third parties access to the same technologies licensed to us. Without such a license, we could be forced, including by court order, to cease developing and commercializing the infringing technology or drug candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys fees if we are found to have willfully infringed such third-party patent rights. A finding of infringement could prevent us from commercializing our drug candidates or force us to cease some of our business operations, which could materially harm our business.

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

A third party may hold intellectual property, including patent rights that are important or necessary to the development and commercialization of our products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties, whom may or may not be interested in granting such a license, on commercially reasonable terms, or our business could be harmed, possibly materially. For example, we engage extensively with third parties, including academic institutions, to conduct non-clinical and clinical research on our product candidates. While we seek to ensure all material transfer and service agreements governing this research provide us with favorable terms covering newly generated intellectual property, a general principle under which much of this research with academic institutions is conducted provides third-party ownership of newly generated intellectual property, with an exclusive option available for us to obtain a license to such intellectual property. Through the conduct of this research, it is possible that valuable intellectual property could be developed by a third party, which we will then need to license in order to better develop or commercialize our products. No assurance can be given that we will be able to successfully negotiate such a license on commercially reasonable terms, or at all. Further, should we fail to successfully negotiate a license to such intellectual property, most institutions are then free to license such intellectual property to any other third party, including potentially direct competitors of ours. Should we fail to adequately secure a license to any newly generated intellectual property, our ability to successfully develop or commercialize our products may be hindered, possibly materially.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which typically are very expensive, time-consuming and disruptive of day-to-day business operations. Any claims we assert against accused infringers could provoke these parties to assert counterclaims against us alleging invalidity of our or certain of our subsidiaries patents or that we infringe their patents; or provoke those parties to petition the USPTO to institute inter parties review against the asserted patents, which may lead to a finding that all or some of the claims of the patent are invalid. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our pending patents at risk of being invalidated, held unenforceable, or interpreted narrowly.

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

Interference proceedings provoked by third parties or brought by the USPTO may be necessary to determine the priority of inventions with respect to our patents or pending patent applications or those of our collaborators or licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. The costs of these proceedings could be substantial. As a result, the issuance, scope, validity, enforceability and commercial value of our or any of our respective licensors patent rights are highly uncertain. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States.

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

We are highly dependent on the research and development, clinical, business development, financial and legal expertise of our senior management team as well as the other principal members of our management, scientific and clinical team. Although we have entered into an employment agreement with our chief executive officer and employment letters with our senior managers, each of our executive officers may terminate their employment with us at any time. We do not maintain key person insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of February 14, 2020, we had 134 full-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. Our management and medical, commercial, and scientific personnel, systems and facilities currently in place will not be adequate to support our anticipated future growth. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. To accommodate growth, additional physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our business.

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

On January 31, 2019 (Brexit Day), the United Kingdom formally left the European Union. Although Brexit has already and may continue to adversely affect European and/or worldwide economic or market, political or regulatory conditions and may contribute to instability in the global financial markets, political institutions and regulatory agencies, the resulting immediate changes in foreign currency exchange rates have had a limited overall impact due to natural hedging. The long-term impact of Brexit, including on our business and our industry, will depend on the terms that are negotiated in relation to the United Kingdom’s future relationship with the European Union during the transition period which began on Brexit Day and is currently set to end on December 31, 2020.  We are closely monitoring the Brexit developments in order to determine, quantify and proactively address changes as they become clear. Despite the Brexit developments, we do not expect macroeconomic conditions to have a significant impact on our liquidity needs, financial condition or results of operations.

Our internal computer systems, or those of our third-party CROs, CMOs, or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our drug candidates’ development programs.

Despite the implementation of security measures, our internal computer systems and those of our third-party CROs, CMOs, and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for our drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, in preparing for potential commercialization of our first drug candidate, we anticipate that our computer systems will increase in magnitude and complexity.  Building the systems and infrastructure required for commercialization with appropriate security measures may be time consuming and costly.  In addition, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems.   To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or drug candidates, or inappropriate disclosure of confidential or proprietary information, we could incur financial, legal, business or reputational harm.

Our employees, principal investigators, CROs, CMOs and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading, which could have a material adverse effect on our business.

We are exposed to the risk that our employees, principal investigators, CROs, CMOs, and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our pre-clinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of ethics applicable to all of our employees, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. In addition, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, regardless of the outcome, our reputation and our business may suffer.  If we are not successful in defending ourselves or asserting our rights, those actions could lead to imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made and changes are likely to continue to occur in the future. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability.

On December 22, 2017, legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act) was signed into law and is generally effective after December 31, 2017. The Tax Cuts and Jobs Act makes significant changes to the United States federal income tax rules for taxation of individuals and business entities. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. For corporations, the Tax Act reduces the top corporate income tax rate to 21% and repeals the corporate alternative minimum tax, limits the deduction for net interest expense, limits the deduction for net operating losses and eliminates net operating loss carrybacks, modifies or repeals many business deductions and credits, shifts the United States toward a more territorial tax system, and imposes new taxes to combat erosion of the U.S. federal income tax base. The Tax Act makes numerous other large and small changes to the federal income tax rules that may affect potential investors and may directly or indirectly affect us. We continue to examine the impact this tax reform legislation may have on our business. However, the effect of the Tax Act on us, whether adverse or favorable, is uncertain, and may not become evident for some period of time. This document does not discuss such legislation or the manner in which it might affect us or purchasers of our common stock. Prospective investors are urged to consult with their legal and tax advisors with respect to the Tax Act and any other regulatory or administrative developments and proposals, and their potential effects on them based on their unique circumstances.

Risks Related to Our Common Stock and Being a Publicly-Traded Company

Our stock price is, and we expect it to remain, volatile, which could limit investors ability to sell stock at a profit.

The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control. These factors include:

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

As a public company, we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission (SEC), and the rules of any stock exchange on which we are listed. These rules impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our team has devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our Board committees or as executive officers.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an ownership change (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three year period), the corporations ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2019, we had federal net operating loss carryforwards of approximately $709.9 million, and our ability to utilize those net operating loss carryforwards could be limited by an ownership change as described above, which could result in increased tax liability to us. In addition, pursuant to the TCJA, we may not use net operating loss carry-forwards to reduce our taxable income in any year by more than 80%, and we may not carry back any net operating losses to prior years. These new rules apply regardless of the occurrence of an ownership change.

ITEM 2. PROPERTIES.

We maintain corporate and executive space in New York, New York, and Edison, New Jersey. We are also currently leasing small office spaces in Raleigh, North Carolina and Kingsport, Tennessee to accommodate our clinical operations groups and commercial team. We believe that our existing facilities are adequate to meet our current requirements. We do not own any real property.

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

Holders

The number of record holders of our common stock as of February 21, 2020 was 230.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2019, regarding the securities authorized for issuance under our equity compensation plan, the TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan.

Equity Compensation Plan Information

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities reflected
Plan Category	options	options	in column 1)

Equity compensation plans approved by security holders	2,605,730	$6.74	779,346
Equity compensation plans not approved by security holders	—	—	—
Total	2,605,730	$6.74	779,346

For information about all of our equity compensation plans see Note 5 to our Consolidated Financial Statements included in this report.

COMMON STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock for the period from December 31, 2014 through December 31, 2019, with the cumulative total return over such period on (i) the U.S. Index of The Nasdaq Stock Market and (ii) the Biotechnology Index of The Nasdaq Stock Market. The graph assumes an investment of $100 on December 31, 2014, in our common stock (at the adjusted closing market price) and in each of the indices listed above, and assumes the reinvestment of all dividends. Measurement points are December 31 of each year.

*     $100 invested on December 31, 2014 in stock or index, including reinvestment of dividends. Fiscal Years ending December 31.

ITEM 6. SELECTED FINANCIAL DATA.

The following Statement of Operations data for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, and Balance Sheet Data as of December 31, 2019, 2018, 2017, 2016 and 2015, as set forth below are derived from our audited consolidated financial statements. Audited financial statements prior to 2017 are not contained herein. This financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

(in thousands)
	Years ended December 31,
	2019	2018	2017	2016	2015

License revenue	$152	$152	$152	$152	$152

Costs and expenses:
Research and development:
Noncash stock expense associated with in-licensing agreements	100	4,000	—	—	—
Noncash compensation	5,811	5,598	5,647	2,742	4,261
Other research and development	148,269	149,793	96,886	66,490	43,446
Total research and development	154,180	159,391	102,533	69,232	47,707

General and administrative:
Noncash compensation	5,523	7,288	10,298	4,767	11,436
Other general and administrative	9,504	7,873	6,033	5,122	4,189
Total general and administrative	15,027	15,161	16,331	9,889	15,625

Total costs and expenses	169,207	174,552	118,864	79,121	63,332

Operating loss	(169,055)	(174,400)	(118,712)	(78,969)	(63,180)

Other (income) expense:
Interest expense	5,287	877	845	886	973
Other income	(1,471)	(1,795)	(1,081)	(1,602)	(1,204)
Total other (income) expense, net	3,816	(918)	(236)	(716)	(231)

Net loss	$(172,871)	$(173,482)	$(118,476)	$(78,253)	$(62,949)

Basic and diluted net loss per common share	$(1.96)	$(2.30)	$(1.91)	$(1.60)	$(1.38)

Balance Sheet Information:

	December 31,
(in thousands)	2019	2018	2017	2016	2015
Cash, cash equivalents, investment securities and interest receivable	$140,435	$68,901	$84,825	$44,969	$102,417
Total assets	163,014	83,616	97,381	54,782	113,473
Accumulated deficit	(701,216)	(528,345)	(354,863)	(236,387)	(158,134)
Total equity	38,615	24,036	66,993	35,868	101,573

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

Overview

We are a biopharmaceutical company dedicated to developing and delivering medicines for patients with B-cell mediated diseases, including Chronic Lymphocytic Leukemia (CLL), non-Hodgkin Lymphoma (NHL) and Multiple Sclerosis (MS). We have developed a robust B-cell directed research and development (R&D) platform for identification of key B-cell pathways of interest and rapid clinical testing. Currently, we have five B-cell targeted drug candidates in clinical development, with the lead two therapies, ublituximab (TG-1101) and umbralisib (TGR-1202), in pivotal trials for CLL, NHL and MS. Ublituximab is a novel anti-CD20 monoclonal antibody (mAb) that has been glycoengineered for enhanced potency over first generation antibodies. Umbralisib is an oral, once daily, dual inhibitor of PI3K-delta and CK1-epsilon, which may lead to a differentiated safety profile. When used together in combination therapy, ublituximab and umbralisib are referred to as "U2". Additionally, in early clinical development we have an anti-PD-L1 monoclonal antibody referred to as cosibelimab (TG-1501), an oral Bruton’s Tyrosine Kinase (“BTK”) inhibitor referred to as TG-1701, and an anti-CD47/CD19 bispecific antibody referred to as TG-1801.

We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates.

Our license revenues currently consist of license fees arising from our agreement with Ildong. In accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), which the Company adopted on January 1, 2018, we recognize upfront license fee revenues ratably over the estimated period in which we will have certain performance obligations, with unamortized amounts recorded as deferred revenue. We have not earned any revenues from the commercial sale of any of our drug candidates.

Our research and development expenses consist primarily of expenses related to in-licensing of new product candidates, fees paid to consultants and outside service providers for clinical and laboratory development, facilities-related and other expenses relating to the design, development, manufacture, testing and enhancement of our drug candidates and technologies. We expense our research and development costs as they are incurred. Research and development expenses for the years ended December 31, 2019, 2018 and 2017 were approximately $148.4 million, $153.8 million and $96.9 million, respectively, excluding non-cash compensation expenses related to research and development.

The following table sets forth the research and development expenses per project, exclusive of non-cash compensation expenses, for the periods presented.

(in thousands)	2019	2018	2017
Ublituximab	$93,302	$105,429	$62,441
Umbralisib	46,074	42,852	31,964
Early Clinical Pipeline & Pre-Clinical	8,993	5,512	2,481
Total	$148,369	$153,793	$96,886

Our general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities and facilities-related expenses.

Our results of operations include non-cash compensation expenses as a result of the grants of restricted stock and stock options. Compensation expense for awards of restricted stock and stock options granted to employees and directors represents the fair value of the award recorded over the respective vesting periods of the individual awards. The expense is included in the respective categories of expense in the consolidated statements of operations. We expect to continue to incur significant non-cash compensation expenses.

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

In addition, some of the restricted stock and stock options issued to employees, consultants and other third parties vest upon achievement of certain milestones, and accordingly, the total expense is uncertain. Compensation expense for such awards is recognized when the achievement of such milestones becomes probable.

Our clinical trials will be lengthy and expensive. Even if these trials show that our drug candidates are effective in treating certain indications, there is no guarantee that we will be able to record commercial sales of any of our drug candidates in the near future, or at all. In addition, we expect losses to continue as we fund in-licensing and development of new drug candidates. As we further our development efforts, we may enter into additional third-party collaborative agreements and incur additional expenses, such as licensing fees and milestone payments. In addition, we will need to further establish a commercial infrastructure required to manufacture, market and sell our drug candidates following approval, if any, by the FDA or a foreign health authority, which would result in incurring significant additional expenses. As a result, our annual results may fluctuate and a year-by-year comparison of our operating results may not be a meaningful indication of our future performance.

RESULTS OF OPERATIONS

Years Ended December 31, 2019, 2018 and 2017

	Years Ended December 31,
(in thousands)	2019	2018	2017

License revenue	$152	$152	$152

Costs and expenses:
Research and development:
Non-cash stock expense associated with in-licensing agreements	100	4,000	—
Noncash compensation	5,811	5,598	5,647
Other research and development	148,269	149,793	96,886
Total research and development	154,180	159,391	102,533

General and administrative:
Noncash compensation	5,523	7,288	10,298
Other general and administrative	9,504	7,873	6,033
Total general and administrative	15,027	15,161	16,331

Total costs and expenses	169,207	174,552	118,864

Operating loss	(169,055)	(174,400)	(118,712)

Other (income) expense, net	3,816	(918)	(236)

Net loss	$(172,871)	$(173,482)	$(118,476)

Years Ended December 31, 2019 and 2018

License Revenue. License revenue was approximately $152,000 for each of the years ended December 31, 2019 and 2018. License revenue is related to the amortization of an upfront payment of $2.0 million associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement.

Noncash Stock Expense Associated with In-Licensing Agreement (Research and Development). Noncash stock expense associated with in-licensing agreement (research and development) amounted to $0.1 million for the year ended December 31, 2019, as compared to $4.0 million during the comparable period in 2018. The expense during the year ended December 31, 2018 was recorded in conjunction with the 333,868 total shares of common stock issued to Novimmune and Jiangsu Hengrui as upfront payments for the licenses to the CD47/CD19 and BTK programs.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants remained consistent between the two periods totaling $5.8 million for the year ended December 31, 2019, as compared to $5.6 million during the comparable period in 2018.

Other Research and Development Expenses. Other research and development expenses decreased by $1.5 million from $149.8 million for the year ended December 31, 2018 to $148.3 million for the year ended December 31, 2019. The decrease in R&D expense is primarily attributable to the winding down of our late-stage clinical development programs during the year ended December 31, 2019. We expect our other research and development costs to continue to decrease modestly during 2020.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants decreased by $1.8 million from $7.3 million for the year ended December 31, 2018 to $5.5 million during the year ended December 31, 2019. The decrease in noncash compensation expense was primarily related to more vesting of restricted stock granted to executive personnel during the year ended December 31, 2018.

Other General and Administrative Expenses. Other general and administrative expenses increased by $1.6 million from $7.9 million for the year ended December 31, 2018 to $9.5 million for the year ended December 31, 2019. The increase was due primarily to increased personnel and other general and administrative costs. We expect our other general and administrative expenses to increase during 2020 as commercial costs will increase in preparation for potential launch.

Interest Expense. Interest expense increased by $4.4 million to $5.3 million for the year ended December 31, 2019, as compared to expense of $0.9 million for year ended December 31, 2018. The increase is mainly due to the interest expense related to the Hercules financing agreement. We expect our interest expense to decrease modestly during 2020.

Other Income. Other income decreased by $0.3 million to $1.5 million for the year ended December 31, 2019, as compared to $1.8 million for the year ended December 31, 2018. The decrease in other income is mainly due to a greater change in the fair value of notes payable during the year ended December 31, 2018. We expect our other income to remain at a comparable level during 2020.

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

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants remained consistent between the two periods totaling $5.6 million for the years ended December 31, 2018 and 2017.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash have been from the sale of equity securities, and the issuance of debt. We have not yet commercialized any of our drug candidates and cannot be sure if we will ever be able to do so. Even if we commercialize one or more of our drug candidates, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to obtain regulatory approval for our drug candidates, successfully complete any post-approval regulatory obligations and successfully commercialize our drug candidates alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

As of December 31, 2019, we had $140.4 million in cash and cash equivalents, and investment securities. We anticipate that our cash and cash equivalents, and investment securities as of December 31, 2019 will provide sufficient liquidity for more than a twelve-month period from the date of filing this Annual Report on Form 10-K. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Cash used in operating activities for the year ended December 31, 2019 was $132.8 million as compared to $128.9 million for the year ended December 31, 2018. The increase in cash used in operating activities was due primarily to increased expenditures associated with our clinical development programs for ublituximab and umbralisib.

For the year ended December 31, 2019, net cash used in investing activities was $0.7 million as compared to cash provided by investing activities of $1.2 million for the year ended December 31, 2018. The decrease in net cash provided by investing activities was primarily due to greater proceeds from the sale of short-term securities during the year ended December 31, 2018.

For the year ended December 31, 2019, net cash provided by financing activities of $204.2 million related to the net proceeds from debt financings and net proceeds from the issuance of common stock as part of our ATM program, a public offering in March 2019, and a registered direct offering in December 2019.

ATM Program

In December 2014, we filed a shelf registration statement on Form S-3 (the "2015 S-3"), which was declared effective in January 2015. Under the 2015 S-3, the Company may sell up to a total of $250 million of its securities. In connection with the 2015 S-3, we amended our 2013 At-the-Market Issuance Sales Agreement (the "2015 ATM") with MLV & Co. LLC (“MLV”) such that we were able to issue and sell additional shares of our common stock, having an aggregate offering price of up to $175.0 million, from time to time through MLV and FBR Capital Markets & Co. ("FBR", each of MLV and FBR individually an "Agent" and collectively the "Agents"), acting as the sales agents. Under the 2015 ATM, we paid the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the Agents.

During the year ended December 31, 2017, we sold a total of 3,104,253 shares of common stock under the 2015 ATM for aggregate total gross proceeds of approximately $31.6 million at an average selling price of $10.18 per share, resulting in net proceeds of approximately $31.0 million after deducting commissions and other transaction costs.

In May 2017, we filed a shelf registration statement on Form S-3 (the "2017 S-3"), which was declared effective in June 2017. Under the 2017 S-3, we may sell up to a total of $300 million of securities. In connection with the 2017 S-3, we entered into an At-the-Market Issuance Sales Agreement (the "2017 ATM") with Jefferies LLC, Cantor Fitzgerald & Co., FBR Capital Markets & Co., SunTrust Robinson Humphrey, Inc., Raymond James & Associates, Inc., Ladenburg Thalmann & Co. Inc. and H.C. Wainwright & Co., LLC (each an "Agent" and collectively, the "2017 Agents"), relating to the sale of shares of our common stock. Under the 2017 ATM we paid the 2017 Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock.

During the year ended December 31, 2018, we sold a total of 9,025,222 shares of common stock under the 2017 ATM for aggregate total gross proceeds of approximately $115.8 million at an average selling price of $12.83 per share, resulting in net proceeds of approximately $113.7 million after deducting commissions and other transactions costs.

During the year ended December 31, 2019, we sold a total of 13,620,165 shares of common stock under the 2017 ATM for aggregate total gross proceeds of approximately $99.3 million at an average selling price of $7.29 per share, resulting in net proceeds of approximately $97.5 million after deducting commissions and other transactions costs.

On September 5, 2019, we filed an automatic "shelf registration" statement on Form S-3 (the "2019 WKSI") as a "well-known seasoned issuer" as defined in Rule 405 under the Securities Act of 1933, as amended. Under this shelf process, we may sell any combination of the securities described in the related prospectus in one or more offerings.

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

On March 1, 2019, we completed a public offering of 4,100,000 shares of our common stock (plus a 30-day underwriter overallotment option to purchase up to an additional 615,000 shares of common stock, which was exercised) at a price of $5.87. Proceeds from this offering, including the overallotment, after underwriting discounts and offering expenses were approximately $27.5 million.

On December 22, 2019, we completed a securities purchase agreement with an institutional investor in which we agreed to sell 5,434,783 shares of our common stock at a price of $9.20. Net proceeds from this offering were approximately $50.0 million.

Debt Financings

On February 28, 2019 (the “Closing Date”), we entered into a term loan facility of up to $60.0 million (“Term Loan”) with Hercules Capital, Inc. (“Hercules”), the proceeds of which will be used research and development programs and for general corporate purposes. The Term Loan is governed by a loan and security agreement, dated February 28, 2019 (the “Loan Agreement”), which provides for up to four separate advances. The first advance of $30.0 million was drawn on the Closing Date. Two additional advances of $10.0 million may be drawn at our option but subject to certain clinical trial milestones, and the fourth advance of $10.0 million, available in minimum increments of $5.0 million, is available through December 15, 2020 subject to the approval of Hercules’ investment committee.

The Term Loan will mature on March 1, 2022 (the “Loan Maturity Date”). Each advance accrues interest at a per annum rate of interest equal to the greater of either (i) the “prime rate” as reported in The Wall Street Journal plus 4.75%, and (ii) 10.25%. The Term Loan provides for interest-only payments until October 1, 2020. The interest-only period may be extended to April 1, 2021 if on or before September 30, 2020, we achieve either the third milestone or we have raised at least $150.0 million in unrestricted net cash proceeds from one or more equity financings, subordinated indebtedness and/or upfront proceeds from business development transactions permitted under the Loan Agreement, in each case after February 7, 2019, and prior to September 30, 2020 (“Milestone IV”). Thereafter, amortization payments will be payable monthly in eighteen installments (or, if the period requiring interest-only payments has been extended to April 1, 2021, in twelve installments) of principal and interest (subject to recalculation upon a change in prime rates). As a result of the Company having raised in excess of $150 million before the required timeline in the Loan Agreement, the interest-only period has been extended to April 1, 2021. At our option upon seven business days’ prior written notice to Hercules, we may prepay all or any portion greater than or equal to $5.0 million of the outstanding advances by paying the entire principal balance (or portion thereof), all accrued and unpaid interest, subject to a prepayment charge of 3.0%, if such advance is prepaid in any of the first twelve months following the Closing Date; 1.5%, if such advance is prepaid after twelve months following the Closing Date but on or prior to twenty-four months following the Closing Date; and 0% thereafter. In addition, a final payment equal to 3.5% of the aggregate principal amount of the loan extended by Hercules is due on the maturity date. Amounts outstanding during an event of default shall be payable on demand and accrue interest at an additional rate of 4.0% per annum of the past due amount outstanding.

The Term Loan is secured by a lien on substantially all of our assets, other than intellectual property and contains customary covenants and representations, including a liquidity covenant, financial reporting covenant and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries.

The events of default under the Loan Agreement include, without limitation, and subject to customary grace periods, (1) our failure to make any payments of principal or interest under the Loan Agreement, promissory notes or other loan documents, (2) our breach or default in the performance of any covenant under the Loan Agreement, (3) the occurrence of a material adverse effect, (4) a false or misleading representation or warranty in any material respect, (5) our insolvency or bankruptcy, (6) certain attachments or judgments on the Borrower’s assets, or (7) the occurrence of any material default under certain agreements or obligations involving indebtedness in excess of $750,000. If an event of default occurs, Hercules is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement.

The Loan Agreement also contains warrant coverage of 2% of the total amount funded. A warrant (the “Hercules Warrant”) was issued to Hercules to purchase 147,058 shares of common stock with an exercise price of $4.08. The Hercules Warrant is exercisable for seven years from the date of issuance. Hercules may exercise the Hercules Warrant either by (a) cash or check or (b) through a net issuance conversion. The shares will be registered and freely tradeable within six months of issuance. We accounted for the Hercules Warrant as an equity instrument since it was indexed to our common shares and met the criteria for classification in shareholders’ equity. The relative fair value of the Hercules Warrant on the date of issuance was approximately $1.0 million and was recorded as debt issuance costs and as an offset to the Term Loan. This amount will be amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the Term Loan.

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

OBLIGATIONS AND COMMITMENTS

As of December 31, 2019, we have known contractual obligations, commitments and contingencies of $97.6 million related to our long-term liabilities and operating lease obligations.

Payment due by period (in thousands)
	Total	Less than 1 year	1‑3 years	3‑5 years	More than 5 years
Contractual obligations
Operating leases	$20,440	$2,331	$3,785	$3,709	$10,615
Long-term debt	30,000	—	30,000	—	—
Contract manufacturer	47,168	47,168	—	—	—
Total	$97,608	$49,499	$33,785	$3,709	$10,615

Contract Manufacturer

In 2018, we entered into an agreement with a contract manufacturer for the clinical and potential commercial supply of one of our product candidates. As part of this agreement, the contract manufacturer has agreed to defer payment of certain costs and expenses under the agreement in exchange for the payment of an administrative fee. We have incurred expenses related to this agreement of approximately $47.2 million as of December 31, 2019, which include both service fees, raw material costs and administrative fees. No payments have been made to the contract manufacturer as of December 31, 2019. Accordingly, as of December 31, 2019, $47.2 million is included in current liabilities in the Company’s consolidated balance sheet, of which $19.6 million is due in the first quarter of 2020. As of December 31, 2018, $18.4 million is included in long-term liabilities in the Company’s consolidated balance sheet. We will incur an administrative fee of six percent (6%) per year starting from the date of invoice issuance. For the year ended December 31, 2019, we have accrued $1.2 million in administrative fees in connection with these costs, which has been included in interest expense in the Company’s consolidated statements of operations.

Leases

In October 2014, we entered into an agreement (the “Office Agreement”) with Fortress Biotech, Inc. (“FBIO”) to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.4 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. At January 1, 2019, we recognized a lease liability and corresponding Right of Use (“ROU”) asset based on the present value of the remaining lease payments for all of our leased office spaces, the majority of which is comprised of our New York City office space. The present values of our lease liability and corresponding ROU asset are $11.8 million and $9.4 million, respectively, as of December 31, 2019. Our leases have remaining lease terms of 4 months to 12 years. One lease has a renewal option to extend the lease for an additional term of 2 years.

Under the Office Agreement, we agreed to pay FBIO our portion of the build out costs, which have been allocated to us at the 45% rate mentioned above. The allocated build-out costs have been recorded in Leasehold Interest, net on the Company’s consolidated balance sheets and will be amortized over the 15-year term of the Office Agreement. The initial commitment period of the 45% rate was for a period of three (3) years. We and FBIO currently determine actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. As of December 31, 2019, the allocation rate is 61% and will be evaluated again in August 2020 for the following rent year. Also, in connection with this lease, in October 2014 we pledged $0.6 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying consolidated balance sheets. Additional collateral of $0.6 million was pledged in April 2018 to increase the letter of credit for the office space.

In October 2019, we finalized a five-year lease for office space in New Jersey (the “NJ Lease”). We approximate an average annual rental obligation of $0.3 million under the NJ Lease. We took possession of this space in October 2019, with rental payments beginning in November 2019.

Total rental expense was approximately $2.7 million, $1.4 million and $1.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Future minimum lease commitments as of December 31, 2019 total, in the aggregate, approximately $19.9 million through December 31, 2031. The preceding table shows future minimum lease commitments, which include our office leases in New York, New Jersey, North Carolina and Tennessee by period as of December 31, 2019.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and related disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the applicable period. Actual results may differ from these estimates under different assumptions or conditions.

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

Stock Compensation. We have granted stock options and restricted stock to employees, directors and consultants, as well as warrants to other third parties. For employee, director and consultant grants the value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model takes into account volatility in the price of our stock, the risk-free interest rate, the estimated life of the option, the closing market price of our stock and the exercise price. We base our estimates of our stock price volatility on the historical volatility of our common stock and our assessment of future volatility; however, these estimates are neither predictive nor indicative of the future performance of our stock. For purposes of the calculation, we assumed that no dividends would be paid during the life of the options and warrants. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. In addition, because some of the options, restricted stock and warrants issued to employees, consultants and other third parties vest upon the achievement of certain milestones, the total expense is uncertain. Compensation expense for such awards that vest upon the achievement of milestones is recognized when the achievement of such milestone becomes probable.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-11, “Leases - Targeted Improvements” (“ASU 2018-11”) as an update to ASU 2016-02, Leases (“ASU 2016-02” or “Topic 842”) issued on February 25, 2016. ASU 2016-02 is effective for public business entities for fiscal years beginning January 1, 2019. ASU 2016-02 required companies to adopt the new leases standard at the beginning of the earliest period presented in the financial statements, which is January 1, 2017, using a modified retrospective transition method where lessees must recognize lease assets and liabilities for all leases even though those leases may have expired before the effective date of January 1, 2017. Lessees must also provide the new and enhanced disclosures for each period presented, including the comparative periods.

ASU 2018-11 provides an entity with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with ASC 840, Leases (“ASC 840”). An entity that elects this additional (and optional) transition method must provide the required ASC 840 disclosures for all periods that continue to be in accordance with ASC 840. The amendments do not change the existing disclosure requirements in ASC 840.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We currently invest in government and investment-grade corporate debt in accordance with our investment policy, which we may change from time to time. The securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of December 31, 2019, our portfolio of financial instruments consists of cash equivalents and short-term interest-bearing securities, including government debt and money market funds. The average duration of all of our held-to-maturity investments held as of December 31, 2019, was less than 12 months. Due to the relatively short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the notes thereto, included in Part IV, Item 15(a), part 1, are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2019, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive and Chief Financial Officers concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO Framework. Our management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2019 was audited by CohnReznick LLP, our independent registered public accounting firm, as stated in their report appearing below, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2019.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

TG Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited TG Therapeutics, Inc. (the Company’s) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United Stated) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows of the Company as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019 and our report dated March 2, 2020, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

March 2, 2020

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

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

4.5	Description of Securities of TG Therapeutics, Inc. #
10.1

Employment Agreement, effective December 29, 2011, between the Registrant and Michael Weiss (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011). †

10.2

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

10.4

Amendment to Restricted Stock Agreements, dated December 31, 2014, by and between TG Therapeutics, Inc. and Michael S. Weiss (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2015). †

10.5

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

10.8

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

10.12

Sublicense Agreement between TG Therapeutics, Inc. and Ildong Pharmaceutical Co. Ltd., dated November 13, 2012 (incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2012). *

10.13

License Agreement between TG Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated, dated June 23, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014).*

10.14

Licensing Agreement between TG Therapeutics, Inc. and Rhizen Pharmaceuticals SA, dated September 22, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2015). *

10.15

Collaboration Agreement between TG Therapeutics, Inc. and Checkpoint Therapeutics, Inc., dated March 3, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2015). *

10.16

Sublicense Agreement between TG Therapeutics, Inc. and Checkpoint Therapeutics, Inc., dated May 27, 2016, (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2016). *

10.17

Amendment to Employment Agreement, effective January 1, 2017, between TG Therapeutics, Inc. and Michael S. Weiss (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K/A for the year ended December 31, 2016). †

10.18

Advisory Agreement, effective January 1, 2017, between TG Therapeutics, Inc. and Caribe BioAdvisors, LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K/A for the year ended December 31, 2016).

10.19

License Agreement between TG Therapeutics, Inc. and Jiangsu Hengrui Medicine Co., dated January 8, 2018 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 2017). *

10.20

Joint Venture and License Option Agreement by and between TG Therapeutics, Inc. and Novimmune S.A., dated June 18, 2018 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-Q for the quarter ended June 30, 2018). *

10.21

Master Services Agreement between Samsung Biologics Co., Ltd. and TG Therapeutics, Inc., effective February 21, 2018 (incorporated by reference to the Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2019). *

10.22

Loan and Security Agreement, dated February 28, 2019, by and among TG Therapeutics, Inc., TG Biologics, Inc. and Hercules Capital, Inc. (incorporated by reference to the Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 5, 2019).

10.23

Warrant Agreement, dated February 28, 2019, by and between TG Therapeutics, Inc. and Hercules Capital, Inc. (incorporated by reference to the Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 5, 2019).

10.24

Warrant Agreement, dated February 28, 2019, by and between TG Therapeutics, Inc. and Hercules Technology III, L.P. (incorporated by reference to the Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 5, 2019).

10.25

Amended and Restated Collaboration Agreement by and between TG Therapeutics, Inc. and Checkpoint Therapeutics, Inc., dated June 19, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2019). *

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

101

The following financial information from TG Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
#	Filed Herewith.
†	Indicates management contract or compensatory plan or arrangement.
*	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

TG Therapeutics, Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

TG Therapeutics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TG Therapeutics, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2020, expressed an unqualified opinion.

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

Change in Accounting Principle

As discussed in Notes 1 and 8 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standard Codification Topic 842, Leases.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved especially challenging, subjective, or complex judgments.  The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Liquidity and Capital Resources

As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses since inception, and expects to continue to incur losses for the foreseeable future.  At December 31, 2019, the Company believes its cash and cash equivalents and short-term investment securities will be sufficient to fund the Company’s planned operations for at least a year beyond the date of the issuance of the consolidated financial statements.

We identified Liquidity and Capital Resources as a critical audit matter due to the subjective judgments required of management to conclude the Company would have sufficient liquidity to sustain itself for at least a year beyond the date of the issuance of the consolidated financial statements. This in turn led to a high degree of auditor subjectivity and judgment to evaluate the audit evidence supporting the liquidity conclusions. Additionally, the relevance of management’s liquidity conclusions to the users of the consolidated financial statements also impacted our assessment of these circumstances as a critical audit matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with our overall opinion on the consolidated financial statements.  The procedures we performed to address this critical audit matter included:

●	Testing the reasonableness of the total liquid assets at December 31, 2019.
●	Evaluating the amount and timing of forecasted clinical trial expenses and related payments, including negotiated vendor payment terms (see Note 6 to the consolidated financial statements).
●	Evaluating the fluctuations in forecasted clinical trial expenses and payments thereof as compared to historic amounts and the underlying management assumptions.
●	Evaluating the reasonableness of the amounts and timing of payments of forecasted general and administrative expenses and other income, net.
●	Reconsidering certain prior management forecasted amounts to evaluate whether those forecasted amounts approximated the ultimate actual results. This was performed in consideration of management’s ability to put forth reasonable estimates.
●	Evaluating the adequacy of the Company’s disclosure of these circumstances in the consolidated financial statements.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2003.

New York, New York

March 2, 2020

TG Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets as of December 31

(in thousands, except share and per share amounts)

	2019	2018

Assets
Current assets:
Cash and cash equivalents	$112,637	$41,958
Short-term investment securities	27,798	26,943
Prepaid research and development	8,105	9,691
Other current assets	611	439
Total current assets	149,151	79,031
Restricted cash	1,251	1,241
Leasehold interest, net	2,129	2,294
Equipment, net	282	251
Right of use asset	9,402	—
Goodwill	799	799
Total assets	$163,014	$83,616

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$30,041	$36,377
Other current liabilities	48,994	219
Lease liability – current portion	1,616	—
Accrued compensation	3,798	2,258
Total current liabilities	84,449	38,854
Deferred rent	—	1,462
Deferred revenue, net of current portion	762	914
Long-term debt	28,970	—
Lease liability – non current	10,218	—
Long-term liabilities	—	18,350
Total liabilities	124,399	59,580
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share (10,000,000 shares authorized, none issued and outstanding as of December 31, 2019 and 2018)	—	—
Common stock, $0.001 par value per share (150,000,000 shares authorized, 109,425,243 and 83,911,855 shares issued, 109,383,934 and 83,870,546 shares outstanding at December 31, 2019 and 2018, respectively)	109	84
Additional paid-in capital	739,956	552,531
Treasury stock, at cost, 41,309 shares at December 31, 2019 and 2018	(234)	(234)
Accumulated deficit	(701,216)	(528,345)
Total stockholders’ equity	38,615	24,036
Total liabilities and stockholders’ equity	$163,014	$83,616

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations for the Years Ended December 31

(in thousands, except share and per share amounts)

	2019	2018	2017

License revenue	$152	$152	$152

Costs and expenses:
Research and development:
Non-cash stock expense associated with in-licensing agreements	100	4,000	—
Noncash compensation	5,811	5,598	5,647
Other research and development	148,269	149,793	96,886
Total research and development	154,180	159,391	102,533

General and administrative:
Noncash compensation	5,523	7,288	10,298
Other general and administrative	9,504	7,873	6,033
Total general and administrative	15,027	15,161	16,331

Total costs and expenses	169,207	174,552	118,864

Operating loss	(169,055)	(174,400)	(118,712)

Other (income) expense:
Interest expense	5,287	877	845
Other income	(1,471)	(1,795)	(1,081)
Total other (income) expense, net	3,816	(918)	(236)

Net loss	$(172,871)	$(173,482)	$(118,476)

Basic and diluted net loss per common share	$(1.96)	$(2.30)	$(1.91)

Weighted average shares used in computing basic and diluted net loss per common share	88,368,844	75,466,813	62,069,570

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at January 1, 2017	56,820,422	$57	$272,432	41,309	$(234)	$(236,387)	$35,868
Issuance of common stock in connection with exercise of warrants	887,585	*	2,142				2,142
Issuance of restricted stock	1,836,511	2	(2)				—
Forfeiture of restricted stock	(53,875)		*				—
Issuance of common stock in public offering (net of offering costs of $3.6 million)	5,897,436	6	53,634				53,640
Issuance of common stock in At-the-Market offering (net of offering costs of $1.1 million)	7,793,671	8	77,865				77,873
Compensation in respect of restricted stock granted to employees, directors and consultants			15,945				15,945
Net loss						(118,476)	(118,476)
Balance at December 31, 2017	73,181,750	73	422,017	41,309	(234)	(354,863)	66,993
Issuance of restricted stock	1,562,211	2	(2)				—
Forfeiture of restricted stock	(191,196)	*	*				—
Issuance of common stock in At-the-Market offerings (net of offering costs of $2.0 million)	9,025,222	9	113,630				113,639
Compensation in respect of restricted stock granted to employees, directors and consultants			12,886				12,886
Shares issued in connection with in-licensing agreements	333,868	*	4,000				4,000
Net loss						(173,482)	(173,482)
Balance at December 31, 2018	83,911,855	84	552,531	41,309	(234)	(528,345)	24,036
Issuance of restricted stock	1,851,520	1	(1)				—
Warrants issued with debt financing			993				993
Forfeiture of restricted stock	(116,463)	*	*				—
Issuance of common stock in offerings (net of offering costs of $0.2 million)	10,149,783	10	77,465				77,475
Issuance of common stock in At-the-Market offerings (net of offering costs of $2.0 million)	13,620,165	14	97,533				97,547
Compensation in respect of restricted stock granted to employees, directors and consultants			11,335				11,335
Shares issued in connection with in-licensing agreements	8,383	*	100				100
Net loss						(172,871)	(172,871)
Balance at December 31, 2019	109,425,243	$109	$739,956	41,309	$(234)	$(701,216)	$38,615

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows for the Years Ended December 31

(in thousands)

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES

Consolidated net loss	$(172,871)	$(173,482)	$(118,476)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Non-cash stock compensation expense	11,335	12,886	15,945
Shares issued in connection with in-licensing agreement	100	4,000	—
Depreciation and amortization	100	88	82
Amortization of premium on investment securities	(257)	(119)	61
Amortization of debt issuance costs	772	—	—
Amortization of leasehold interest	182	135	125
Non-cash change in lease liability and right-of-use asset	2,519	—	—
Change in fair value of notes payable and accrued interest	124	(61)	59
Changes in assets and liabilities:
Decrease (increase) in other current assets	1,395	(1,638)	(2,665)
(Increase) decrease in accrued interest receivable	(11)	14	(25)
Decrease in other assets	—	—	162
(Decrease) increase in accounts payable and accrued expenses	(4,795)	10,957	11,020
Decrease in lease liabilities	(1,548)	—	—
Increase in interest payable	1,491	—	—
Increase in other liabilities	28,810	18,350	—
Increase in deferred rent	—	97	104
Decrease in deferred revenue	(152)	(152)	(152)
Net cash used in operating activities	(132,806)	(128,925)	(93,760)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of short-term securities	29,250	32,500	19,800
Investment in held-to-maturity securities	(29,837)	(31,230)	(28,006)
Purchases of equipment	(131)	(90)	(2)
Net cash (used in) provided by investing activities	(718)	1,180	(8,208)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock, net	175,021	113,639	131,516
Proceeds from debt financings	29,987	—	—
Proceeds from the exercise of warrants	—	—	2,143
Financing costs paid	(795)	—	—
Net cash provided by financing activities	204,213	113,639	133,659

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	70,689	(14,106)	31,691

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	43,199	57,305	25,614

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$113,888	$43,199	$57,305

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$112,637	$41,958	$56,718
Restricted cash	1,251	1,241	587
Total cash, cash equivalents and restricted cash	$113,888	$43,199	$57,305

NONCASH TRANSACTIONS
Deferred financing costs	$988	$—	$—
Warrants issued with debt financing	$993	$—	$—
Shares issued in connection with in-licensing	$100	$4,000	$—
Reclassification of deferred financing costs to additional paid-in capital	$—	$—	$(3)

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

We are a biopharmaceutical company dedicated to developing and delivering medicines for patients with B-cell mediated diseases, including Chronic Lymphocytic Leukemia (CLL), non-Hodgkin Lymphoma (NHL) and Multiple Sclerosis (MS). We have developed a robust B-cell directed research and development (R&D) platform for identification of key B-cell pathways of interest and rapid clinical testing. Currently, we have five B-cell targeted drug candidates in clinical development, with the lead two therapies, ublituximab (TG-1101) and umbralisib (TGR-1202), in pivotal trials for CLL, NHL and MS. Ublituximab is a novel anti-CD20 monoclonal antibody (mAb) that has been glycoengineered for enhanced potency over first generation antibodies. Umbralisib is an oral, once daily, dual inhibitor of PI3K-delta and CK1-epsilon, which may lead to a differentiated safety profile. When used together in combination therapy, ublituximab and umbralisib are referred to as "U2". Additionally, in early clinical development we have an anti-PD-L1 monoclonal antibody referred to as cosibelimab (TG-1501), an oral Bruton’s Tyrosine Kinase (“BTK”) inhibitor referred to as TG-1701, and an anti-CD47/CD19 bispecific antibody referred to as TG-1801.

We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred operating losses since our inception, and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of December 31, 2019, we have an accumulated deficit of $701.2 million.

Our major sources of cash have been proceeds from the private placement and public offering of equity securities, and in 2019 from our loan and security agreement executed with Hercules Capital, Inc. (“Hercules”) (See Note 7 for more information). We have not yet commercialized any of our drug candidates and cannot be sure if we will ever be able to do so. Even if we commercialize one or more of our drug candidates, we may not become profitable. Our ability to achieve profitability depends on many factors, including our ability to obtain regulatory approval for our drug candidates; successfully complete any post-approval regulatory obligations; and successfully commercialize our drug candidates alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

As of December 31, 2019, we had $140.4 million in cash and cash equivalents, and investment securities. We anticipate that our cash and cash equivalents, and investment securities as of December 31, 2019 will provide sufficient liquidity for more than a twelve-month period from the date of filing this Annual Report on Form 10-K. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

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

ASU 2018-11 provides an entity with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with ASC 840, Leases (“ASC 840”). An entity that elects this additional (and optional) transition method must provide the required ASC 840 disclosures for all periods that continue to be in accordance with ASC 840. The amendments do not change the existing disclosure requirements in ASC 840.

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

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

CASH AND CASH EQUIVALENTS

We treat liquid investments with original maturities of less than three months when purchased as cash and cash equivalents.

RESTRICTED CASH

We record cash pledged or held in trust as restricted cash. As of December 31, 2019 and 2018, we have approximately $1.3 million of restricted cash pledged to secure a line of credit as a security deposit for an Office Agreement (see Note 8).

INVESTMENT SECURITIES

Investment securities at both December 31, 2019 and 2018 consist of short-term government securities. We classify these securities as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.

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

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Prepaid research and development in our consolidated balance sheets includes, among other things, costs related to agreements with CRO’s, certain costs to third party service providers related to development and manufacturing services as well as clinical development. These agreements often require payments in advance of services performed or goods received. Accordingly, as of December 31, 2019 and December 31, 2018, we recorded approximately $8.1 million and $9.7 million, respectively, in prepaid research and development related to such advance agreements.

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

We, and our subsidiaries, file income tax returns in the U.S. Federal jurisdiction and in various states. We have tax net operating loss carryforwards that are subject to examination for a number of years beyond the year in which they were generated for tax purposes. Since a portion of these net operating loss carryforwards may be utilized in the future, many of these net operating loss carryforwards will remain subject to examination. We recognize interest and penalties related to uncertain income tax positions in income tax expense. Refer to Note 9 for further information on impact of tax reform.

STOCK-BASED COMPENSATION

We recognize all stock-based payments to employees and non-employee directors (as compensation for service) as noncash compensation expense in the consolidated financial statements based on the fair values of such payments. Stock-based compensation expense recognized each period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Forfeitures are recognized as they occur.

In addition, because some of the options, restricted stock and warrants issued to employees, consultants and other third parties vest upon achievement of certain milestones, the total expense is uncertain. Compensation expense for such awards that vest upon the achievement of milestones is recognized when the achievement of such milestones becomes probable.

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per share of our common stock is calculated by dividing net loss applicable to the common stock by the weighted-average number of our common stock outstanding for the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because we incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented. The amounts of potentially dilutive securities excluded from the calculation were 8,361,739, 6,528,932 and 4,835,706 at December 31, 2019, 2018 and 2017, respectively. During the years ended December 31, 2019, 2018 and 2017, the Company incurred a net loss, therefore, all of the securities are antidilutive and excluded from the computation of diluted loss per share.

	December 31,
	2019	2018	2017
Unvested restricted stock	5,591,786	4,595,689	4,820,143
Options	2,605,730	1,916,900	—
Shares issuable upon note conversion	17,165	16,343	15,563
Warrants	147,058	—	—
Total	8,361,739	6,528,932	4,835,706

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Goodwill is reviewed for impairment annually, or earlier when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit’s carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. We will continue to perform impairment tests annually, at December 31, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. There was no impairment to goodwill as of December 31, 2019.

NOTE 2 – CASH AND CASH EQUIVALENTS

The following tables summarize our cash and cash equivalents at December 31, 2019 and 2018:

	December 31,	December 31,
(in thousands)	2019	2018

Checking and bank deposits	$110,135	$39,268
Money market funds	2,502	2,690
Total	$112,637	$41,958

NOTE 3 – INVESTMENT SECURITIES

Our investments as of December 31, 2019 and 2018 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our investment securities at December 31, 2019 and 2018:

	December 31, 2019
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
(in thousands)	adjusted	holding gains	holding losses	fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2020 and September 2020) (held-to-maturity)	$27,798	$28	$—	$27,826
Total short-term investment securities	$27,798	$28	$—	$27,826

	December 31, 2018
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
	adjusted	holding gains	holding losses	fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2019 and November 2019) (held-to-maturity)	$26,943	$2	$10	$26,935
Total short-term investment securities	$26,943	$2	$10	$26,935

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

As of December 31, 2019 and 2018, the fair values of cash and cash equivalents, restricted cash, and notes and interest payable approximate their carrying value.

At the time of our merger (we were then known as Manhattan Pharmaceuticals, Inc. (“Manhattan”) with Ariston Pharmaceuticals, Inc. (“Ariston”) in March 2010, Ariston issued $15.5 million of five-year 5% notes payable (the “5% Notes”) in satisfaction of several note payable issuances. The 5% Notes and accrued and unpaid interest thereon are convertible at the option of the holder into common stock at the conversion price of $1,125 per share. Ariston agreed to make quarterly payments on the 5% Notes equal to 50% of the net product cash flow received from the exploitation or commercialization of Ariston’s product candidates, AST-726 and AST-915. We have no obligations under the 5% Notes aside from a) 50% of the net product cash flows from Ariston’s product candidates, if any, payable to noteholders; and b) the conversion feature, discussed above.

The cumulative liability including accrued and unpaid interest of the 5% Notes was approximately $19.3 million at December 31, 2019 and $18.4 million at December 31, 2018. No payments have been made on the 5% Notes through December 31, 2019.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

As of December 31, 2013, as a result of expiring intellectual property rights and other factors, it was determined that net product cash flows from AST-726 were unlikely. As we have no other obligations under the 5% Notes aside from the net product cash flows and the conversion feature, the conversion feature was used to estimate the 5% Notes’ fair value as of December 31, 2019 and 2018. The assumptions, assessments and projections of future revenues are subject to uncertainties, difficult to predict, and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our consolidated financial statements.

The following tables provide the fair value measurements of applicable financial liabilities as of December 31, 2019 and 2018:

	Financial liabilities at fair value as of December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$190	$190
Total	$—	$—	$190	$190

	Financial liabilities at fair value as of December 31, 2018
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$67	$67
Total	$—	$—	$67	$67

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes the changes in Level 3 instruments for the years ended December 31, 2018 and 2019:

(in thousands)
Balance at January 1, 2018	$128
Interest accrued on face value of 5% Notes	878
Conversion of 5% Notes	—
Change in fair value of Level 3 liabilities	(939)
Balance at December 31, 2018	67
Interest accrued on face value of 5% Notes	924
Conversion of 5% Notes	—
Change in fair value of Level 3 liabilities	(801)
Balance at December 31, 2019	$190

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

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

In May 2017, we filed a shelf registration statement on Form S-3 (the "2017 S-3"), which was declared effective in June 2017, replacing the 2015 S-3. Under the 2017 S-3, we may sell up to a total of $300 million of securities. In connection with the 2017 S-3, we entered into an At-the-Market Issuance Sales Agreement (the "2017 ATM") with Jefferies LLC, Cantor Fitzgerald & Co., FBR Capital Markets & Co., SunTrust Robinson Humphrey, Inc., Raymond James & Associates, Inc., Ladenburg Thalmann & Co. Inc. and H.C. Wainwright & Co., LLC (each an "Agent" and collectively, the "Agents"), relating to the sale of shares of our common stock. Under the 2017 ATM we pay the 2017 Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock.

During the year ended December 31, 2018, we sold a total of 9,025,222 shares of common stock under the 2017 ATM for aggregate total gross proceeds of approximately $115.8 million at an average selling price of $12.83 per share, resulting in net proceeds of approximately $113.7 million after deducting commissions and other transactions costs.

During the year ended December 31, 2019, we sold a total of 13,620,165 shares of common stock under the 2017 ATM for aggregate total gross proceeds of approximately $99.3 million at an average selling price of $7.29 per share, resulting in net proceeds of approximately $97.5 million after deducting commissions and other transactions costs.

On March 1, 2019, we completed a public offering of 4,100,000 shares of our common stock (plus a 30-day underwriter overallotment option to purchase up to an additional 615,000 shares of common stock, which was exercised) at a price of $5.87. Net proceeds from this offering, including the overallotment, were approximately $27.5 million after underwriting discounts and offering expenses of approximately $0.2 million.

On September 5, 2019, we filed an automatic "shelf registration" statement on Form S-3 (the "2019 WKSI") as a "well-known seasoned issuer" as defined in Rule 405 under the Securities Act of 1933, as amended. The 2019 WKSI was declared effective in September 2019. Under this shelf process, we may sell any combination of the securities described in the related prospectus in one or more offerings.

On December 22, 2019, we completed a securities purchase agreement with an institutional investor in which we agreed to sell 5,434,783 shares of our common stock at a price of $9.20. Net proceeds from this offering were approximately $50.0 million.

The 2017 S-3 and the 2019 WKSI are currently our only active shelf registration statements. After deducting shares already sold, there is approximately $9.5 million of common stock that remains available for sale under the 2017 S-3, and unlimited capacity under the 2019 WKSI, at December 31, 2019. We may offer the securities under the 2017 S-3 and 2019 WKSI from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that the 2019 WKSI provides us with the flexibility to raise additional capital to finance our operations as needed.

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Treasury Stock

As of December 31, 2019 and 2018, 41,309 shares of common stock are being held in Treasury, at a cost of approximately $234,000, representing the fair market value on the date the shares were surrendered to the Company to satisfy employee tax obligations.

Equity Incentive Plans

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (“2012 Incentive Plan”) was approved by stockholders in June 2018. Pursuant to this amendment, 6,000,000 shares were added to the 2012 Incentive Plan. As of December 31, 2019 and 2018, 2,605,730 and 1,916,900 options, respectively, were outstanding and up to an additional 779,346 shares may be issued under the 2012 Incentive Plan.

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

Stock Options

The estimated fair value of the options granted in the year ended December 31, 2019 was determined utilizing the Black-Scholes option-pricing model at the date of grant. The following table summarizes stock option activity for the years ended December 31, 2019 and 2018:

			Weighted-
			average
		Weighted-	Contractual
	Number of	average	Term	Aggregate
	shares	exercise price	(in years)	intrinsic value

Outstanding at December 31, 2017	—	—	—	$—
Granted	1,916,900	$6.50
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2018	1,916,900	$6.50	9.75	$—
Granted	815,000	7.18
Exercised	—	—
Forfeited	(126,170)	6.10
Expired	—	—
Outstanding at December 31, 2019	2,605,730	$6.73	8.92	$11,706,110

Vested and expected to vest at December 31, 2019	2,605,730	$6.73	8.92	$11,706,110

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Total expense associated with the stock options was approximately $3.5 million, zero and zero during the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was approximately $2.6 million of total unrecognized compensation cost related to unvested time-based stock options, which is expected to be recognized over a weighted-average period of 1.5 years. As of December 31, 2019, the stock options outstanding include options granted to both employees and non-employees which are both time-based and milestone-based. Stock-based compensation for milestone-based options will be recorded if and when a milestone occurs. We recognized stock compensation expense of $0.3 million  during the year ended December 31, 2019 for these stock options.

The fair value of the Company’s option awards were estimated using the assumptions below:

Year ended
	December 31,	December 31,
	2019	2018
Volatility	172.99-291.61	192.76-296.71
Expected term (in years)	5.0-6.25	5.0-6.25
Risk-free rate	1.82-2.49%	2.49-2.56%
Expected dividend yield	--	--

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted share activity for the years ended December 31, 2019, 2018 and 2017:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Outstanding at January 1, 2017	8,642,055	$7.20
Granted	1,836,511	6.40
Vested	(4,103,048)	5.24
Forfeited	(53,875)	8.47
Outstanding at December 31, 2017	6,321,643	7.17
Granted	1,562,211	13.07
Vested	(1,596,966)	9.38
Forfeited	(191,196)	8.13
Outstanding at December 31, 2018	6,095,692	8.07
Granted	1,851,520	12.95
Vested	(738,960)	9.08
Forfeited	(116,463)	7.96
Outstanding at December 31, 2019	7,091,789	$7.78

Total compensation expense associated with restricted stock grants was $7.8 million, $12.9 million and $15.9 million during the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was approximately $15.3 million of total unrecognized compensation expense related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 1 year. This amount does not include, as of December 31, 2019, 1,103,011 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones; and 2,021,250 shares of restricted stock outstanding issued to non-employees. Milestone-based non-cash compensation expense will be measured and recorded if and when a milestone becomes probable.

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Warrants

The following table summarizes warrant activity for the years ended December 31, 2019, 2018 and 2017:

		Weighted-
		average exercise	Aggregate
	Warrants	price	intrinsic value
Outstanding at January 1, 2017	913,379	$2.41	$1,961,403
Issued	—	—
Exercised	(887,585)	2.41
Expired	(25,794)	—
Outstanding at December 31, 2017	—	—	—
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2018	—	—	—
Issued	147,058	4.08
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2019	147,058	$4.08	$1,032,347

There was no expense related to warrants during the years ended December 31, 2019, 2018 and 2017.

NOTE 6 – OTHER LIABILITIES

The following is a summary of notes payable included in other current liabilities on the Company's consolidated balance sheet:

(in thousands)	December 31, 2019			December 31, 2018
		Non-			Non-
	Current	current		Current	current
	portion,	portion,		portion,	portion,
	net	net	Total	net	net	Total
Convertible 5% Notes Payable	$190	$—	$190	$67	$—	$67
Totals	$190	$—	$190	$67	$—	$67

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

The cumulative liability including accrued and unpaid interest of these notes was approximately $19.3 million at December 31, 2019 and $18.4 million at December 31, 2018. No payments have been made on the 5% Notes through December 31, 2019.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments (see Note 4 for further details).

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Current Liabilities

In 2018, we entered into an agreement with a contract manufacturer for the clinical and potential commercial supply of one of our product candidates. As part of this agreement, the contract manufacturer has agreed to defer payment of certain costs and expenses under the agreement in exchange for the payment of an administrative fee. To date we have incurred expenses related to this agreement of approximately $47.2 million as of December 31, 2019, which include service fees, raw material costs and administrative fees. No payments have been made to the contract manufacturer as of December 31, 2019. Accordingly, as of December 31, 2019, $47.2 million is included in current liabilities in the Company’s consolidated balance sheet, of which $19.6 million is due in the first quarter of 2020. As of December 31, 2018, $18.4 million is included in long-term liabilities in the Company’s condensed consolidated balance sheet. We will incur an administrative fee of six percent (6%) per year starting from the date of invoice issuance. For the year ended December 31, 2019, we have accrued $1.2 million in administrative fees in connection with these costs, which has been included in interest expense in the Company’s consolidated statements of operations.

NOTE 7 - LONG-TERM DEBT

On February 28, 2019 (the “Closing Date”), we entered into a term loan facility of up to $60.0 million (“Term Loan”) with Hercules, the proceeds of which were used for research and development programs and for general corporate purposes. The Term Loan is governed by a loan and security agreement, dated February 28, 2019 (the “Loan Agreement”), which provides for up to four separate advances. The first advance of $30.0 million was drawn on the Closing Date. Two additional advances of $10.0 million may be drawn at our option but subject to certain clinical trial milestones, and the fourth advance of $10.0 million, available in minimum increments of $5.0 million, is available through December 15, 2020 subject to the approval of Hercules’ investment committee.

The Term Loan will mature on March 1, 2022 (the “Loan Maturity Date”). Each advance accrues interest at a per annum rate of interest equal to the greater of either (i) the “prime rate” as reported in The Wall Street Journal plus 4.75%, and (ii) 10.25%. The Term Loan provides for interest-only payments until October 1, 2020. The interest-only period may be extended to April 1, 2021 if, on or before September 30, 2020, we achieve either the third milestone or we have raised at least $150.0 million in unrestricted net cash proceeds from one or more equity financings, subordinated indebtedness and/or upfront proceeds from business development transactions permitted under the Loan Agreement, in each case after February 7, 2019, and prior to September 30, 2020 (“Milestone IV”). Thereafter, amortization payments will be payable monthly in eighteen installments (or, if the period requiring interest-only payments has been extended to April 1, 2021, in twelve installments) of principal and interest (subject to recalculation upon a change in prime rates). As a result of the Company having raised in excess of $150 million before the required timeline in the Loan Agreement, the interest-only period has been extended to April 1, 2021. At our option upon seven business days’ prior written notice to Hercules, we may prepay all or any portion greater than or equal to $5.0 million of the outstanding advances by paying the entire principal balance (or portion thereof), all accrued and unpaid interest, subject to a prepayment charge of 3.0%, if such advance is prepaid in any of the first twelve months following the Closing Date; 1.5%, if such advance is prepaid after twelve months following the Closing Date but on or prior to twenty-four months following the Closing Date; and 0% thereafter. In addition, a final payment equal to 3.5% of the aggregate principal amount of the loan extended by Hercules is due on the maturity date. Amounts outstanding during an event of default shall be payable on demand and accrue interest at an additional rate of 4.0% per annum of the past due amount outstanding.

The Term Loan is secured by a lien on substantially all of our assets, other than intellectual property and contains customary covenants and representations, including a liquidity covenant, financial reporting covenant and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries. As of and through December 31, 2019, the Company has been in compliance with all covenants.

The events of default under the Loan Agreement include, without limitation, and subject to customary grace periods, (1) our failure to make any payments of principal or interest under the Loan Agreement, promissory notes or other loan documents, (2) our breach or default in the performance of any covenant under the Loan Agreement, (3) the occurrence of a material adverse effect, (4) a false or misleading representation or warranty in any material respect, (5) our insolvency or bankruptcy, (6) certain attachments or judgments on the Borrower’s assets, or (7) the occurrence of any material default under certain agreements or obligations involving indebtedness in excess of $750,000. If an event of default occurs, Hercules is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement.

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Loan Agreement also contains warrant coverage of 2% of the total amount funded. A warrant (the “Hercules Warrant”) was issued to Hercules to purchase 147,058 shares of common stock with an exercise price of $4.08. The Hercules Warrant is exercisable for seven years from the date of issuance. Hercules may exercise the Hercules Warrant either by (a) cash or check or (b) through a net issuance conversion. The shares will be registered and freely tradeable within six months of issuance. We accounted for the Hercules Warrant as an equity instrument since it was indexed to our common shares and met the criteria for classification in shareholders equity. The relative fair value of the Hercules Warrant on the date of issuance was approximately $1.0 million and was treated as debt issuance costs and as an offset to the Term Loan. This amount will be amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the Term Loan.

The Company estimated the fair value of the Hercules Warrant using the Black-Scholes model based on the following key assumptions:

Exercise Price	$4.08
Common share price on date of issuance	$6.80
Volatility	195.9%
Risk-free interest rate	2.63%
Expected dividend yield	--%
Contractual term (in years)	7.00 years

The Company incurred financing expenses of $2.8 million (including the fair value of the Hercules Warrant) related to the Hercules Loan Agreement which are recorded as debt issuance costs and as an offset to long-term debt on the Company’s consolidated balance sheet. The debt issuance costs are being amortized over the term of the debt using the straight-line method, which approximates the effective interest method, and are included in interest expense in the Company’s consolidated statements of operations. Amortization of debt issuance costs was $0.8 million for the year ended December 31, 2019. At December 31, 2019, the remaining unamortized balance of debt issuance costs was $2.0 million.

Long-term debt as of December 31, 2019, is as follows (in thousands):

December 31,
2019
Long-term debt	$30,000
End of term fee	975
30,975
Less: unamortized debt issuance costs	(2,005)
28,970
Less: Current portion	—
Long-term debt non-current	$28,970

NOTE 8 - LEASES

In October 2014, we entered into an agreement (the “Office Agreement”) with Fortress Biotech, Inc. (“FBIO”) to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.4 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. At January 1, 2019, we recognized a lease liability and corresponding Right of Use (“ROU”) asset of $9.5 million and $8.1 million, respectively, based on the present value of the remaining lease payments for all of our leased office spaces, the majority of which is comprised of our New York City office space. The present values of our lease liability and corresponding ROU asset are $11.8 million and $9.4 million, respectively, as of December 31, 2019. Our leases have remaining lease terms of 4 months to 12 years. One lease has a renewal option to extend the lease for an additional term of 2 years.

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The initial commitment period of the 45% rate was for a period of three (3) years. We and FBIO currently determine actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. As of December 31, 2019, the allocation rate is 61% and will be evaluated again in August 2020 for the following rent year. Also in connection with this lease, in October 2014 we pledged $0.6 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying consolidated balance sheets. Additional collateral of $0.6 million was pledged in April 2018 to increase the letter of credit for the office space.

In October 2019, we finalized a five-year lease for office space in New Jersey (the “NJ Lease”). We approximate an average annual rental obligation of $0.3 million under the NJ Lease. We took possession of this space in October 2019, with rental payments beginning in November 2019.

The following components of lease expense are included in the Company’s consolidated statements of operations for the year ended December 31, 2019 and 2018:

	December 31,	December 31,
(in thousands)	2019	2018
Operating lease cost	$2,651	$1,440
Net lease cost	$2,651	$1,440

As of December 31, 2019, the weighted-average remaining operating lease term was 8.4 years and the weighted-average discount rate for operating leases was 10.25%. Cash paid for amounts included in the measurement of operating lease liabilities during the year ended December 31, 2019 was $1.5 million.

The balance sheet classification of lease liabilities was as follows:

December 31,
(in thousands)	2019
Liabilities
Lease liability current portion	$1,616
Lease liability non-current	10,218
Total lease liability	$11,834

As of December 31, 2019, the maturities of lease liabilities were as follows:

Operating
(in thousands)	leases
2020	$1,804
2021	1,874
2022	1,911
2023	1,913
2024	1,796
After 2024	10,615
Total lease payments	19,913
Less: Interest	(8,079)
Present value of lease liabilities(*)	$11,834

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

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 9 – INCOME TAXES

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, we believe that it is more-likely-than-not that the deferred tax assets will not be realizable, and therefore, a valuation allowance has been established. The valuation allowance for deferred tax assets was approximately $186,711,000 and $142,947,000 as of December 31, 2019 and 2018, respectively.

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

As of December 31, 2019, we have U.S. net operating loss carryforwards (“NOLs”) of approximately $709,949,000, research and development credit carryforwards (“R&D credits”) of approximately $22,483,000 and business interest expense carryforward of $3,189,000.  For income tax purposes, these NOLs and R&D credits will expire in various amounts through 2037. NOLs generated after 2017 and the business interest expense carryforwards do not expire. The Tax Reform Act of 1986 contains provisions which limit the ability to utilize net operating loss carryforwards and R&D credit carryforwards in the case of certain events including significant changes in ownership interests.  The Exchange Transaction with TG Bio may have resulted in a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended. Additionally, stock issuance activities may have resulted in a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended.  Accordingly, a substantial portion of the Company’s NOLs above may be subject to annual limitations in reducing any future year’s taxable income, and a substantial portion of the R&D Credit carryforwards may be subject to annual limitations in reducing any future year’s tax.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are presented below.

(in thousands)	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$158,177	$122,678
Research and development credit	22,483	15,217
Noncash compensation	4,680	4,394
Disallowed interest	710	—
Other	661	658
Deferred tax asset, excluding valuation allowance	186,711	142,947

Less valuation allowance	(186,711)	(142,947)
Net deferred tax assets	$—	$—

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

There was no current or deferred income tax expense for the year ended December 31, 2019. Income tax expense differed from amounts computed by applying the US Federal income tax rate of 21% for the years ended December 31, 2019 and 2018, and 34% for the year ended December 31, 2017 to pretax loss as follows:

	For the year ended December 31,
(in thousands)	2019	2018	2017

Loss before income taxes, as reported in the consolidated statements of operations	$(172,871)	$(173,482)	$(118,476)

Computed “expected” tax benefit	$(36,303)	$(36,431)	(40,282)

Increase (decrease) in income taxes resulting from:
Expected benefit from state and local taxes	(2,128)	(2,243)	(1,106)
Research and development credits	(7,266)	(4,726)	(3,697)
Other	641	639	1,563
Stock options	1,292	(473)	8,213
Enactment of federal tax reform	—	—	51,768
Change in the balance of the valuation allowance for deferred tax assets	43,764	43,234	(16,459)
	$—	$—	$—

We file income tax returns in the U.S Federal and various state and local jurisdictions. With certain exceptions, the Company is no longer subject to U.S. Federal and state income tax examinations by tax authorities for years prior to 2016. However, NOLs and tax credits generated from those prior years could still be adjusted upon audit.

The Company would recognize interest and penalties, if any, to uncertain tax position in income tax expense in the statement of operations. There was no accrual for interest and penalties related to uncertain tax positions for 2019. We do not believe that there will be a material change in our unrecognized tax positions over the next twelve months. All of the unrecognized tax benefits, if recognized, would be offset by the valuation allowance.

NOTE 10 – LICENSE AGREEMENTS

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

An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $152,000 for each of the years ended December 31, 2019 and 2018, and, at December 31, 2019 and 2018, have deferred revenue of approximately $0.9 million and $1.1 million, respectively, associated with this $2 million payment (approximately $152,000 of which has been classified in current liabilities at December 31, 2019 and 2018).

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

TG-1501: PDL1 (Cosibelimab)

In March 2015, we entered into a Global Collaboration Agreement (“Collaboration Agreement”) with Checkpoint for the development and commercialization of anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies. The Collaboration Agreement was amended in June 2019 and upon execution of the amendment we incurred an upfront fee of $1.0 million. We incurred expenses of approximately $4.1 million and $0.6 million for the years ended December 31, 2019 and 2018, the majority of which relates to manufacturing expenses of PD-L1. The relevant expenses are recorded in other research and development in the accompanying consolidated statement of operations.

TG-1601: BET

In May 2016, as part of a broader agreement with Jubilant Biosys (“Jubilant”), we entered into a sub-license agreement (“JBET Agreement”) with Checkpoint Therapeutics, Inc. (“Checkpoint”) (see Note 11), for the development and commercialization of Jubilant’s novel BET inhibitor program in the field of hematological malignancies.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

Other Parties

In October 2014, we entered into the Office Agreement with FBIO, to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.1 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. At January 1, 2019, we recognized a lease liability of $9.3 million, with a corresponding Right of Use (ROU) asset of $7.7 million based on the present value of the remaining lease payments for all of our leased office spaces, the majority of which is comprised of our New York City office space. Mr. Weiss, our Executive Chairman and CEO, is also Executive Vice Chairman of FBIO.

Under the Office Agreement, we agreed to pay FBIO our portion of the build out costs, which have been allocated to us at the 45% rate mentioned above. The allocated build-out costs have been recorded in Leasehold Interest, net on the Company's condensed consolidated balance sheets and will be amortized over the 15-year term of the Office Agreement. The initial commitment period of the 45% rate was for a period of three (3) years. We and FBIO currently determine actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. As of December 31, 2019, the allocation rate is 61% and will be evaluated again in August 2020 for the following rent year. Also, in connection with this lease, in October 2014 we pledged $0.6 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying consolidated balance sheets. Additional collateral of $0.6 million was pledged in April 2018 to increase the letter of credit for the office space.

In July 2015, we entered into a Shared Services Agreement (the “Shared Services Agreement”) with FBIO to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. This Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $0.9 million, $1.6 million and $1.2 million for shared services for the years ended December 31, 2019, 2018 and 2017, primarily related to shared personnel.

In May 2016, as part of a broader agreement with Jubilant, we entered into a sublicense agreement with Checkpoint, a subsidiary of FBIO, for the development and commercialization of Jubilant’s novel BET inhibitor program in the field of hematological malignancies. We paid Checkpoint an up-front licensing fee of $1.0 million in July 2016 and incurred expenses of $0.2 million in March 2017 for the first milestone achievement as part of the JBET Agreement which is recorded in other research and development in the accompanying consolidated statement of operations.

In March 2015, we entered into a Global Collaboration Agreement (“Collaboration Agreement”) with Checkpoint for the development and commercialization of anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies.

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Collaboration Agreement was amended in June 2019 and upon execution of the amendment we incurred an upfront fee of $1.0 million. We incurred expenses of approximately $4.1 million and $0.6 million for the years ended December 31, 2019 and 2018 , the majority of which relates to manufacturing expenses of PD-L1. The relevant expenses are recorded in other research and development in the accompanying consolidated statement of operations.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2019, we have known contractual obligations; commitments and contingencies of $97.6 million related to our long term liabilities and operating lease obligations.

		Less than 1			More than
Payment due by period (in thousands)	Total	year	1-3 years	3-5 years	5 years
Contractual obligations
Operating leases	$20,440	$2,331	$3,785	$3,709	$10,615
Long-term debt	30,000	—	30,000	—	—
Contract manufacturer	47,168	47,168	—	—	—
Total	$97,608	$49,499	$33,785	$3,709	$10,615

Contract Manufacturer

See Note 6 for a detailed description of our current liabilities. Future minimum contractual commitments as of December 31, 2019 total approximately $47.2 million and are due in 2020.

Leases

See Note 8 for a detailed description of our lease arrangements in New York and New Jersey. Total rental expense was approximately $2.7 million, $1.4 million and $1.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Future minimum lease commitments as of December 31, 2019, in the aggregate total approximately $20.4 million through December 31, 2031. The preceding table shows future minimum lease commitments, which include our office leases in New York, New Jersey, North Carolina and Tennessee by year as of December 31, 2019.

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 13 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	3 Months Ended
	March 31,	June 30,	September 30,	December 31,
(in thousands)	2019	2019	2019	2019

License revenue	$38	$38	$38	$38

Total costs and expenses	34,727	35,582	60,899	37,998

Net loss	$(35,156)	$(36,213)	$(61,930)	$(39,571)

Basic and diluted net loss per common share	$(0.43)	$(0.42)	$(0.69)	$(0.44)

	3 Months Ended
	March 31,	June 30,	September 30,	December 31,
(in thousands)	2018	2018	2018	2018

License revenue	$38	$38	$38	$38

Total costs and expenses	41,615	44,383	34,366	54,188

Net loss	$(41,529)	$(44,142)	$(33,951)	$(53,860)

Basic and diluted net loss per common share	$(0.59)	$(0.59)	$(0.43)	$(0.68)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: March 2, 2020	By:	/s/ Michael S. Weiss
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant on March 2, 2020, and in the capacities indicated:

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