Form 10-Q
period 2020-03-31
TG THERAPEUTICS, INC.
filed 2020-05-11
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-32639

TG THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3898269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Gansevoort Street, 9th Floor

New York, New York 10014

(Address including zip code of principal executive offices)

(212) 554-4484

(Registrants telephone number, including area code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐ No ☒

There were 113,747,986 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 7, 2020.

TG THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, (the “Securities Act”), and the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of these words or other comparable terminology, although not all forward-looking statements contain these identifying words. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements about our:

●	expectations for increases or decreases in expenses;
●	expectations for the clinical and pre-clinical development, manufacturing, regulatory approval, and commercialization of our pharmaceutical product candidates or any other products we may acquire or in-license;
●	use of clinical research centers and other contractors;
●	expectations as to the timing of commencing or completing pre-clinical and clinical trials and the expected outcomes of those trials;
●	expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;
●	expectations for generating revenue or becoming profitable on a sustained basis;
●	expectations or ability to enter into marketing and other partnership agreements;
●	expectations or ability to enter into product acquisition and in-licensing transactions;
●	expectations or ability to build our own commercial infrastructure to manufacture, market and sell our drug candidates;
●	products being accepted by doctors, patients or payors;
●	ability to compete against other companies and research institutions;
●	ability to secure adequate protection for our intellectual property;
●	ability to attract and retain key personnel;
●	availability of reimbursement for our products;
●	estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments;
●	stock price and its volatility;
●	expectations for future capital requirements; and
●	potential impact of the coronavirus (“COVID-19”) pandemic and government measures to control it.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

TG Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$52,051	$112,637
Short-term investment securities	26,284	27,798
Prepaid research and development	7,737	8,105
Other current assets	1,944	611
Total current assets	88,016	149,151
Restricted cash	1,252	1,251
Leasehold interest, net	2,168	2,129
Equipment, net	320	282
Right of use asset	9,294	9,402
Goodwill	799	799
Total assets	$101,849	$163,014

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable and accrued expenses	$30,903	$30,041
Other current liabilities	29,245	48,994
Lease liability – current portion	1,602	1,616
Accrued compensation	1,368	3,798
Total current liabilities	63,118	84,449
Deferred revenue, net of current portion	724	762
Long-term debt	29,201	28,970
Lease liability – non-current	10,159	10,218
Total liabilities	103,202	124,399
Commitments and contingencies
Stockholders’ (deficit) equity:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 110,209,293 and 109,425,243 shares issued, 110,167,984 and 109,383,934 shares outstanding at March 31, 2020 and December 31, 2019, respectively)	110	109
Additional paid-in capital	751,103	739,956
Treasury stock, at cost, 41,309 shares at March 31, 2020 and December 31, 2019	(234)	(234)
Accumulated deficit	(752,332)	(701,216)
Total stockholders’ (deficit) equity	(1,353)	38,615
Total liabilities and stockholders’ (deficit) equity	$101,849	$163,014

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2020	2019

License revenue	$38	$38

Costs and expenses:
Research and development:
Noncash compensation	1,979	1,489
Other research and development	34,043	30,896
Total research and development	36,022	32,385

General and administrative:
Noncash compensation	9,089	393
Other general and administrative	5,172	1,949
Total general and administrative	14,261	2,342

Total costs and expenses	50,283	34,727

Operating loss	(50,245)	(34,689)

Other (income) expense:
Interest expense	1,201	774
Other income	(330)	(307)
Total other expense, net	871	467

Net loss	$(51,116)	$(35,156)

Basic and diluted net loss per common share	$(0.48)	$(0.43)

Weighted average shares used in computing basic and diluted net loss per common share	105,461,892	81,174,301

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except share amounts)

(Unaudited)

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2019	83,911,855	$84	$552,531	41,309	$(234)	$(528,345)	$24,036
Issuance of restricted stock	23,000	*	*				—
Warrants issued with debt financing			993				993
Forfeiture of restricted stock	(67,628)	*	*				—
Issuance of common stock in At-the-Market offerings (net of offering costs of $0.2 million)	4,715,000	5	27,494				27,499
Compensation in respect of restricted stock granted to employees, directors and consultants			1,882				1,882
Net loss						(35,156)	(35,156)
Balance at March 31, 2019	88,582,227	$89	$582,900	41,309	$(234)	$(563,501)	$19,254

Balance at January 1, 2020	109,425,243	$109	$739,956	41,309	$(234)	$(701,216)	$38,615
Issuance of common stock in connection with exercise of options	19,750	*	80				80
Issuance of restricted stock	774,300	1	(1)				—
Forfeiture of restricted stock	(10,000)	*	*				—
Compensation in respect of restricted stock granted to employees, directors and consultants			11,068				11,068
Net loss						(51,116)	(51,116)
Balance at March 31, 2020	110,209,293	$110	$751,103	41,309	$(234)	$(752,332)	$(1,353)

*   Amount less than one thousand dollars.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES

Consolidated net loss	$(51,116)	$(35,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation expense	11,068	1,882
Depreciation and amortization	30	23
Amortization of premium on investment securities	(44)	(75)
Amortization of debt issuance costs	231	77
Amortization of leasehold interest	54	46
Non-cash change in lease liability and right-of-use asset	2,001	373
Change in fair value of notes payable	(20)	66
Changes in assets and liabilities:
Increase in other current assets	(1,057)	(2,454)
Decrease in accrued interest receivable	40	14
(Decrease) increase in accounts payable and accrued expenses	(1,567)	2,240
Decrease in lease liabilities	(1,967)	(339)
(Decrease) increase in interest payable	(832)	549
Decrease in other liabilities	(18,898)	(559)
Decrease in deferred revenue	(38)	(38)
Net cash used in operating activities	(62,115)	(33,351)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of short-term securities	9,000	7,050
Investment in held-to-maturity securities	(7,482)	(8,171)
Purchases of equipment	(68)	(14)
Net cash provided by (used in) investing activities	1,450	(1,135)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net	—	27,678
Proceeds from exercise of options	81	—
Proceeds from debt financings	—	29,740
Financing costs paid	—	(538)
Net cash provided by financing activities	81	56,880

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(60,584)	22,394

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	113,887	43,199

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$53,303	$65,593

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$52,051	$64,349
Restricted cash	1,252	1,244
Total cash, cash equivalents and restricted cash	$53,303	$65,593

Cash paid for:
Interest	$777	$—

NONCASH TRANSACTIONS
Accrued offering costs	$—	$179
Deferred financing costs	$—	$1,157
Warrants issued with debt financing	$—	$993

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Unless the context requires otherwise, references in this report to “TG,” “the Company”, “we”, “us” and “our” refer to TG Therapeutics, Inc. and our subsidiaries.

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are a biopharmaceutical company dedicated to developing and delivering medicines for patients with B-cell mediated diseases, including chronic lymphocytic leukemia (CLL), non-Hodgkin lymphoma (NHL) and multiple sclerosis (MS). We have developed a robust B-cell directed research and development (R&D) platform for identification of key B-cell pathways of interest and rapid clinical testing. Currently, we have five B-cell targeted drug candidates in clinical development, with the two lead therapies, ublituximab (TG-1101) and umbralisib (TGR-1202), in pivotal trials for CLL and NHL, with ublituximab also in pivotal trials for MS. Ublituximab is a novel anti-CD20 monoclonal antibody (mAb) that has been glycoengineered for enhanced potency over first-generation antibodies. Umbralisib is an oral, once daily, dual inhibitor of PI3K-delta and CK1-epsilon, which may lead to a differentiated safety profile. When used together in combination therapy, ublituximab and umbralisib are referred to as “U2”. Additionally, in early clinical development we have an anti-PD-L1 monoclonal antibody referred to as cosibelimab (TG-1501), an oral Bruton’s Tyrosine Kinase (BTK) inhibitor referred to as TG-1701, and an anti-CD47/CD19 bispecific antibody referred to as TG-1801.

We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, or “GAAP”, for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019. The accompanying condensed December 31, 2019 balance sheet has been derived from these statements. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

In December 2018, the Company created an Australian corporation, TG Therapeutics AUS Pty Ltd. (“TG AUS”), as a wholly-owned subsidiary. This corporation’s functional currency, the Australian dollar, is also its reporting currency, and its financial statements are translated to U.S. dollars, the Company’s reporting currency, prior to consolidation. The activities of TG AUS result in immaterial currency translation adjustments and, thus, are included in Other Income/Expense on the Company’s condensed consolidated statement of operations. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, and all intercompany accounts and transactions have been eliminated in consolidation.

Liquidity and Capital Resources

We have incurred operating losses since our inception, expect to continue to incur operating losses for the foreseeable future, and may never become profitable. As of March 31, 2020, we have an accumulated deficit of approximately $752.3 million.

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

As of March 31, 2020, we had $78.3 million in cash and cash equivalents, and investment securities. The Company believes its cash, cash equivalents, and investment securities on hand as of March 31, 2020, along with the additional capital raised in the second quarter of 2020 (see Note 5) will provide sufficient liquidity for more than a twelve-month period from the date of filing this Quarterly Report on Form 10-Q. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Our common stock is listed on the Nasdaq Capital Market and trades under the symbol TGTX.

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

ASU 2018-11 provides an entity with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with Accounting Standard Codification (“ASC”) 840, Leases (“ASC 840”). An entity that elects this additional (and optional) transition method must provide the required ASC 840 disclosures for all periods that continue to be in accordance with ASC 840. The amendments do not change the existing disclosure requirements in ASC 840.

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

ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company adopted ASU 2018-07 on January 1, 2019. The adoption of ASU 2018-07 did not have a material effect on our consolidated financial statements as of January 1, 2019. The adoption of ASU 2018-07 had no impact on nonemployee performance awards as they are measured based on the outcome that is probable.

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

Restricted Cash

We record cash pledged or held in trust as restricted cash. As of March 31, 2020 and December 31, 2019, we have approximately $1.3 million of restricted cash pledged to secure a line of credit as a security deposit for an Office Agreement (see Note 8).

Investment Securities

Investment securities at March 31, 2020 and December 31, 2019 consist of short-term government securities. We classify these securities as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.

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

Revenue Recognition

The Company recognizes revenue under ASC 606. The core principle of this revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

●	The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct); and
●	The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

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

Research and Development Costs

Generally, research and development costs are expensed as incurred. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. We make estimates of costs incurred in relation to external clinical research organizations, or “CROs,” and clinical site costs. We analyze the progress of clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of the amount expensed and the related prepaid asset and accrued liability. Significant judgments and estimates must be made and used in determining the accrued balance and expense in any accounting period. We review and accrue CRO expenses and clinical trial study expenses based on work performed and rely upon estimates of those costs applicable to the stage of completion of a study. Accrued CRO costs are subject to revisions as such trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. With respect to clinical site costs, the financial terms of these agreements are subject to negotiation and vary from contract to contract. Payments under these contracts may be uneven, and depend on factors such as the achievement of certain events, the successful recruitment of patients, the completion of portions of the clinical trial or similar conditions. The objective of our policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical site costs are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

Prepaid research and development in our condensed consolidated balance sheets includes, among other things, certain costs to third party service providers related to development and manufacturing services as well as clinical development. These agreements often require payments in advance of services performed or goods received. Accordingly, as of March 31, 2020 and December 31, 2019, we recorded approximately $7.7 million and $8.1 million, respectively, in prepaid research and development related to such advance agreements.

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

Coronavirus Aid, Relief and Economic Security Act (“CARES Act”)

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  At this time, the Company does not believe that the CARES Act will have a material impact on the Company’s income tax provision for 2020.  The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share of our common stock is calculated by dividing net loss applicable to the common stock by the weighted-average number of our common stock outstanding for the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because we incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented. The amounts of potentially dilutive securities excluded from the calculation were 8,579,266 and 6,768,530 for the three months ended March 31, 2020 and 2019, respectively.

The following outstanding shares of potentially dilutive securities were excluded from the computation of net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	March 31,
	2020	2019
Unvested restricted stock	5,828,852	4,039,620
Options	2,585,980	2,565,310
Warrants	147,058	147,058
Shares issuable upon note conversion	17,376	16,542
Total	8,579,266	6,768,530

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

NOTE 2 CASH AND CASH EQUIVALENTS

The following tables summarize our cash and cash equivalents at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
(in thousands)	2020	2019

Checking and bank deposits	$47,905	$110,135
Money market funds	4,146	2,502
Total	$52,051	$112,637

NOTE 3 INVESTMENT SECURITIES

Our investments as of March 31, 2020 and December 31, 2019 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our investment securities at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
(in thousands)	adjusted	holding gains	holding losses	fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between April 2020 and September 2020) (held-to-maturity)	$26,284	$106	$—	$26,390
Total short-term investment securities	$26,284	$106	$—	$26,390

	December 31, 2019
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated fair
	adjusted	holding gains	holding losses	value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2020 and September 2020) (held-to-maturity)	$27,798	$28	$—	$27,826
Total short-term investment securities	$27,798	$28	$—	$27,826

NOTE 4 FAIR VALUE MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated financial statements. The fair value hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

●	Level 1 quoted prices in active markets for identical assets and liabilities;
●	Level 2 inputs other than Level 1 quoted prices that are directly or indirectly observable; and
●	Level 3 unobservable inputs that are not corroborated by market data.

As of March 31, 2020 and December 31, 2019, the fair values of cash and cash equivalents, restricted cash, and notes and interest payable, approximate their carrying value.

At the time of our merger (we were then-known as Manhattan Pharmaceuticals, Inc.) with Ariston Pharmaceuticals, Inc. (“Ariston”) in March 2010, Ariston issued $15.5 million of five-year 5% notes payable (the “5% Notes”) in satisfaction of several note payable issuances. The 5% Notes and accrued and unpaid interest thereon are convertible at the option of the holder into common stock at the conversion price of $1,125 per share. Ariston agreed to make quarterly payments on the 5% Notes equal to 50% of the net product cash flow received from the exploitation or commercialization of Ariston’s product candidates, AST-726 and AST-915. We have no obligations under the 5% Notes aside from (a) 50% of the net product cash flows from Ariston’s product candidates, if any, payable to noteholders; and (b) the conversion feature, discussed above.

The cumulative liability to the Ariston subsidiary including accrued and unpaid interest of the 5% Notes was approximately $19.5 million at March 31, 2020 and $19.3 million at December 31, 2019. No payments have been made on the 5% Notes since the merger and through March 31, 2020.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

As of December 31, 2013, as a result of expiring intellectual property rights and other factors, it was determined that net product cash flows from AST-726 were unlikely. As we have no other obligations under the 5% Notes aside from the net product cash flows and the conversion feature, the conversion feature was used to estimate the 5% Notes’ fair value as of March 31, 2020 and December 31, 2019. The assumptions, assessments and projections of future revenues are subject to uncertainties, difficult to predict, and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our condensed consolidated financial statements.

The following tables provide the fair value measurements of applicable financial liabilities as of March 31, 2020 and December 31, 2019:

	Financial liabilities at fair value as of March 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$171	$171
Total	$—	$—	$171	$171

	Financial liabilities at fair value as of December 31, 2019
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$190	$190
Total	$—	$—	$190	$190

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

The Company’s financial instruments include cash, cash equivalents consisting of money market funds, accounts payable and debt. Cash, cash equivalents, accounts payable and debt are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature.

The following table summarizes the changes in Level 3 instruments during the three months ended March 31, 2020:

(in thousands)
Balance at December 31, 2019	$190
Interest accrued on face value of 5% Notes	238
Change in fair value of Level 3 liabilities	(257)
Balance at March 31, 2020	$171

The change in the fair value of the Level 3 liabilities is reported in other (income) expense in the accompanying condensed consolidated statements of operations.

NOTE 5 STOCKHOLDERS’ (DEFICIT) EQUITY

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

On September 5, 2019, we filed an automatic “shelf registration” statement on Form S-3 (the “2019 WKSI Shelf”) as a “well-known seasoned issuer” as defined in Rule 405 under the Securities Act, which registered an unlimited and indeterminate amount of debt or equity securities for future issuance and sale. The 2019 WKSI Shelf was declared effective in September 2019. In connection with the 2019 WKSI Shelf, we entered into an At-the-Market Issuance Sales Agreement (the “2020 ATM”) with Jefferies LLC, Cantor Fitzgerald & Co. and B. Riley FBR, Inc. (each a “2020 Agent” and collectively, the “2020 Agents”), relating to the sale of shares of our common stock. Under the 2020 ATM, we pay the 2020 Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock.

Subsequent to the first quarter, we sold an aggregate of 4,535,608 shares of common stock pursuant to the 2020 ATM for total gross proceeds of approximately $77.4 million at an average selling price of $17.07 per share, resulting in net proceeds of approximately $76.0 million after deducting commissions and other transactions costs.

The 2019 WKSI Shelf is currently our only active shelf registration statement. We may offer any combination of the securities registered under the 2019 WKSI Shelf from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that the 2019 WKSI provides us with the flexibility to raise additional capital to finance our operations as needed.

Equity Incentive Plans

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (the “2012 Incentive Plan”) was approved by stockholders in June 2018. As of March 31, 2020, 7,328,852 shares of restricted stock and 2,585,980 options were outstanding and up to an additional 28,026 shares may be issued under the 2012 Incentive Plan.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2020:

			Weighted-
			average
		Weighted-	Contractual
	Number of	average	Term	Aggregate
	shares	exercise price	(in years)	intrinsic value

Outstanding at December 31, 2019	2,605,730	$6.73	8.92	$11,706,110
Granted	—	—
Exercised	(19,750)	4.10
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2020	2,585,980	$6.75	8.73	$9,153,390

Total expense associated with the stock options was approximately $3.9 million and $0.7 million during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was approximately $2.1 million of total unrecognized compensation cost related to unvested time-based stock options, which is expected to be recognized over a weighted-average period of 1.7 years. As of March 31, 2020, the stock options outstanding include options granted to both employees and non-employees which are both time-based and milestone-based. Stock-based compensation for milestone-based options will be recorded if and when a milestone occurs.

The fair value of the Company’s option awards granted during the three months ended March 31, 2019 were estimated on the grant date using the Black-Scholes option-pricing model using the assumptions below. There were no options granted during the three months ended March 31, 2020.

March 31, 2019
Volatility	204.59-291.61%
Expected term (in years)	5.0-6.25
Risk-free rate	2.40-2.49%
Expected dividend yield	--

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting.

The following table summarizes restricted share activity for the three months ended March 31, 2020:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Outstanding at December 31, 2019	7,091,789	$7.78
Granted	774,300	10.16
Vested	(527,237)	7.27
Forfeited	(10,000)	7.54
Outstanding at March 31, 2020	7,328,852	$8.07

Total expense associated with restricted stock grants was approximately $7.1 million and $1.2 million during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was approximately $26.0 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 1.0 year. This amount does not include, as of March 31, 2020, 3,003,011 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones. Until the measurement date is reached for milestone awards, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the grant date.

Stock-Based Compensation

The following table summarizes stock-based compensation expense information about restricted stock and stock options for the three months ended March 31, 2020 and 2019:

	Three months ended
	March 31,	March 31,
(in thousands)	2020	2019
Stock-based compensation expense associated with restricted stock	$7,120	$1,177
Stock-based compensation expense associated with option grants	3,948	705
Total	$11,068	$1,882

Warrants

The following table summarizes warrant activity for the three months ended March 31, 2020:

Weighted-
		average exercise	Aggregate
	Warrants	price	intrinsic value
Outstanding at December 31, 2019	147,058	$4.08	$1,032,347
Issued	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding at March 31, 2020	147,058	$4.08	$847,054

There was no stock compensation expense related to warrants during the three months ended March 31, 2020 and 2019.

NOTE 6 OTHER LIABILITIES

The following is a summary of Notes Payable included in other current liabilities on the Company’s condensed consolidated balance sheet:

(in thousands)	March 31, 2020			December 31, 2019
		Non-			Non-
	Current	current		Current	current
	portion,	portion,		portion,	portion,
	net	net	Total	net	net	Total
Convertible 5% Notes Payable	$171	$—	$171	$190	$—	$190
Totals	$171	$—	$171	$190	$—	$190

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

The cumulative liability including accrued and unpaid interest of these notes was approximately $19.5 million at March 31, 2020 and $19.3 million at December 31, 2019. No payments have been made on the 5% Notes as of March 31, 2020.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments (see Note 4 for further details).

Other Current Liabilities

In 2018, we entered into an agreement with a contract manufacturer for the clinical and potential commercial supply of one of our product candidates. As part of this agreement, the contract manufacturer agreed to defer payment of certain costs and expenses under the agreement in exchange for the payment of an administrative fee. To date we have incurred expenses related to this agreement of approximately $49.0 million as of March 31, 2020, which include service fees, raw material costs and administrative fees. Payments of $20.3 million have been made to the contract manufacturer as of March 31, 2020. Accordingly, as of March 31, 2020, $28.3 million is included in other current liabilities in the Company’s unaudited condensed consolidated balance sheet. As of March 31, 2020, there are no long-term liabilities in the Company’s unaudited condensed consolidated balance sheet related to this agreement. We will incur an administrative fee of six percent (6%) per year starting from the date of invoice issuance. For the three months ended March 31, 2020, we have accrued $0.4 million in administrative fees in connection with these costs, which has been included in interest expense in the Company’s unaudited condensed consolidated statements of operations.

NOTE 7 LONG-TERM DEBT

On February 28, 2019 (the “Closing Date”), we entered into a term loan facility of up to $60.0 million (“Term Loan”) with Hercules Capital, Inc. (“Hercules”), the proceeds of which were used for research and development programs and for general corporate purposes. The Term Loan is governed by a loan and security agreement, dated February 28, 2019 (the “Loan Agreement”), which provides for up to four separate advances. The first advance of $30.0 million was drawn on the Closing Date. Two additional advances of $10.0 million may be drawn at the Borrowers option but subject to the clinical trial milestones, and the fourth advance of $10.0 million, available in minimum increments of $5.0 million, is available through December 15, 2020 subject to the approval of Hercules’ investment committee.

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

The Term Loan is secured by a lien on substantially all of our assets, other than intellectual property, and contains customary covenants and representations, including a liquidity covenant, financial reporting covenant and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries. As of March 31, 2020 and through the filing date of this report, the Company has been in compliance with all covenants.

The events of default under the Loan Agreement include, without limitation, and subject to customary grace periods, (1) our failure to make any payments of principal or interest under the Loan Agreement, promissory notes or other loan documents, (2) our breach or default in the performance of any covenant under the Loan Agreement, (3) the occurrence of a material adverse effect, (4) a false or misleading representation or warranty in any material respect, (5) our insolvency or bankruptcy, (6) certain attachments or judgments on our assets, or (7) the occurrence of any material default under certain agreements or obligations involving indebtedness in excess of $750,000. If an event of default occurs, Hercules is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement.

The Loan Agreement also contains warrant coverage of 2% of the total amount funded. A warrant (the “Hercules Warrant”) was issued to Hercules to purchase 147,058 shares of common stock with an exercise price of $4.08. The Hercules Warrant is exercisable for seven years from the date of issuance. Hercules may exercise the Hercules Warrant either by (a) cash or check or (b) through a net issuance conversion. The shares will be registered and freely tradeable within six months of issuance. We accounted for the Hercules Warrant as an equity instrument since it was indexed to our common shares and met the criteria for classification in shareholders’ (deficit) equity. The relative fair value of the Hercules Warrant on the date of issuance was approximately $1.0 million and was treated as debt issuance costs and as an offset to the Term Loan. This amount will be amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the Term Loan.

The Company estimated the fair value of the Warrant using the Black-Scholes model based on the following key assumptions:

Exercise Price	$4.08
Common share price on date of issuance	$6.80
Volatility	195.9%
Risk-free interest rate	2.63%
Expected dividend yield	--%
Contractual term (in years)	7.00 years

The Company incurred financing expenses of $2.8 million (including the fair value of the Hercules Warrant) related to the Hercules Loan Agreement which are recorded as debt issuance costs and as an offset to long-term debt on the Company’s unaudited condensed consolidated balance sheet. The debt issuance costs are being amortized over the term of the debt using the straight-line method, which approximates the effective interest method, and are included in interest expense in the Company’s unaudited condensed consolidated statements of operations. Amortization of debt issuance costs was $0.2 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, the remaining unamortized balance of debt issuance costs were $1.8 million.

Long-term debt as of March 31, 2020 is as follows:

March 31,
(in thousands)	2020
Long-term debt	$30,000
End of term fee	975
30,975
Less: unamortized debt issuance costs	(1,774)
29,201
Less: Current portion	—
Long-term debt non-current	$29,201

NOTE 8 LEASES

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

The initial commitment period of the 45% rate was for a period of three (3) years. We and FBIO currently determine actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. As of March 31, 2020, the allocation rate is 61% and will be evaluated again in August 2020 for the following rent year. Also in connection with this lease, in October 2014 we pledged $0.6 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying consolidated balance sheets. Additional collateral of $0.6 million was pledged in April 2018 to increase the letter of credit for the office space.

In October 2019, we finalized a five-year lease for office space in New Jersey (the “NJ Lease”). We approximate an average annual rental obligation of $0.3 million under the NJ Lease. We took possession of this space in October 2019, with rental payments beginning in November 2019. We incurred rent expense of $0.1 million for the three months ended March 31, 2020.

The present values of our lease liability and corresponding ROU asset are $11.8 million and $9.3 million, respectively, as of March 31, 2020. Our leases have remaining lease terms of 1 year to 12 years. One lease has a renewal option to extend the lease for an additional term of 1 year. The following components of lease expense are included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019, respectively:

	March 31,	March 31,
(in thousands)	2020	2019
Operating lease cost	$507	$418
Net lease cost	$507	$418

As of March 31, 2020, the weighted-average remaining operating lease term was 8.0 years and the weighted-average discount rate for operating leases was 10.25%. Cash paid for amounts included in the measurement of operating lease liabilities during the three months ended March 31, 2020 was $1.9 million.

The balance sheet classification of lease liabilities was as follows:

March 31,
(in thousands)	2020
Liabilities
Lease liability current portion	$1,602
Lease liability non-current	10,159
Total lease liability	$11,761

As of March 31, 2020, the maturities of lease liabilities were as follows:

Operating
(in thousands)	leases
Remainder of 2020	$1,416
2021	1,889
2022	1,911
2023	1,913
2024	1,796
After 2024	10,615
Total lease payments	19,540
Less: Interest	(7,779)
Present value of lease liabilities(*)	$11,761
(*)

As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date and considering the term of the lease to determine the present value of lease payments. We used the incremental borrowing rate of 10.25% on February 28, 2019, for operating leases that commenced prior to that date.

NOTE 9 LICENSE AGREEMENTS

TG-1101 (Ublituximab)

In November 2012, we entered into an exclusive (within the territory) sublicense agreement with Ildong Pharmaceutical Co. Ltd. (“Ildong”) relating to the development and commercialization of ublituximab in South Korea and Southeast Asia. Under the terms of the sublicense agreement, Ildong has been granted a royalty bearing, exclusive right, including the right to grant sublicenses, to develop and commercialize ublituximab in South Korea, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Philippines, Vietnam, and Myanmar. An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $38,000 for each of the three months ended March 31, 2020 and 2019, and, at March 31, 2020 and December 31, 2019, have deferred revenue of approximately $0.7 million and $0.7 million, respectively, associated with this $2 million payment (approximately $152,000 of which has been classified in current liabilities at March 31, 2020 and December 31, 2019).

We may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to us on net sales of ublituximab in the sublicense territory.

TG-1501: PDL1 (Cosibelimab)

In March 2015, we entered into a Global Collaboration Agreement (“Collaboration Agreement”) with Checkpoint Therapeutics, Inc. (“Checkpoint”) for the development and commercialization of anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies. The Collaboration Agreement was amended in June 2019 and in March of 2020 achieved the first Milestone event for which we incurred expenses of approximately $0.9 million for the three months ended March 31, 2020.

TG-1601: BET

In May 2016, as part of a broader agreement with Jubilant Biosys (“Jubilant”), we entered into a sub-license agreement (“JBET Agreement”) with Checkpoint (see Note 10), for the development and commercialization of Jubilant’s novel BET inhibitor program in the field of hematological malignancies.

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

TG-1701: BTK

In January 2018, we entered into a global exclusive license agreement with Jiangsu Hengrui Medicine Co. (“Hengrui”), to acquire worldwide intellectual property rights, excluding Asia but including Japan, and for the research, development, manufacturing, and commercialization of products containing or comprising of any of Hengrui’s Brutons Tyrosine Kinase inhibitors containing the compounds of either TG-1701 (SHR1459 or EBI1459) or TG1702 (SHR1266 or EBI1266). Pursuant to the agreement, in April 2018, we paid Hengrui an upfront fee of $1.0 million in our common stock recorded to noncash stock expense associated with in-licensing agreements in our condensed consolidated statement of operations. In addition, in July 2019, we paid Hengrui the first milestone of $0.1 million in our common stock recorded to noncash stock expense associated with in-licensing agreements in our consolidated statement of operations. Hengrui is eligible to receive milestone payments totaling approximately $350 million upon and subject to the achievement of certain milestones. Various provisions allow for payments in conjunction with the agreement to be made in cash or our common stock, while others limit the form of payment. Royalty payments in the low double digits are due on net sales of licensed products and revenue from sublicenses. We incurred expenses of approximately $0.8 million and zero for the three months ended March 31, 2020 and 2019, respectively, the majority of which relates to manufacturing expenses of BTK. The relevant expenses are recorded in other research and development in the accompanying unaudited condensed consolidated statement of operations.

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

NOTE 10 RELATED PARTY TRANSACTIONS

In October 2014, we entered into the Office Agreement with FBIO, to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.1 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. At January 1, 2019, we recognized a lease liability of $9.3 million, with a corresponding ROU asset of $7.7 million based on the present value of the remaining lease payments for all of our leased office spaces, the majority of which is comprised of our New York City office space. Mr. Weiss, our Executive Chairman and CEO, is also Executive Vice Chairman of FBIO.

Under the Office Agreement, we agreed to pay FBIO our portion of the build out costs, which have been allocated to us at the 45% rate mentioned above. The allocated build-out costs have been recorded in Leasehold Interest, net on the Company's condensed consolidated balance sheets and will be amortized over the 15-year term of the Office Agreement. The initial commitment period of the 45% rate was for a period of three (3) years. We and FBIO currently determine actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. As of March 31, 2020, the allocation rate is 61% and will be evaluated again in August 2020 for the following rent year. Also, in connection with this lease, in October 2014 we pledged $0.6 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying consolidated balance sheets. Additional collateral of $0.6 million was pledged in April 2018 to increase the letter of credit for the office space.

In July 2015, we entered into a Shared Services Agreement (the “Shared Services Agreement”) with FBIO to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. This Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $0.2 million for shared services for each of the three months ended March 31, 2020 and 2019, primarily related to shared personnel.

In March 2015, we entered into a Global Collaboration Agreement (“Collaboration Agreement”) with Checkpoint for the development and commercialization of anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies. The Collaboration Agreement was amended in June 2019 and upon execution of the amendment we incurred an upfront fee of $1.0 million. We incurred expenses of approximately $1.0 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively.

NOTE 11 SUBSEQUENT EVENTS

On January 3, 2020, we paid $2.9 million to the FDA as an NDA User Fee for umbralisib. Subsequently, on January 10, 2020, we submitted a letter to the FDA requesting a refund of the NDA User Fee under the small business waiver provision, section 736(d)(1)(C)2 of the Federal Food, Drug, and Cosmetic Act. On April 24, 2020, we received a reply from the FDA notifying us that they granted our request for the refund. The $2.9 million should be received within 45 days of the letter.

On March 11, 2020, the World Health Organization declared that the rapidly spreading strain of coronavirus, which causes a disease referred to as COVID-19, had evolved into a pandemic. In response to the pandemic, many governments around the world are implementing a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses.  The pandemic and associated measures to contain it have impacted the global economy, disrupted global supply chains, affected healthcare systems, and created significant volatility in the financial markets.

COVID-19 has not had a material adverse effect on our business to date.   However, there remain many uncertainties regarding the pandemic.  As a result, the extent to which COVID-19 may impact our business in the future cannot be accurately predicted and depends on factors including the duration and severity of the pandemic and the actions taken to contain it (See Item 1A: “Risk Factors” for additional details).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contain forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed in Risk Factors. Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be elevated by the COVID-19 pandemic. See also the Special Cautionary Notice Regarding Forward-Looking Statements set forth at the beginning of this report.

You should read the following discussion and analysis in conjunction with the unaudited, condensed, consolidated financial statements and the related footnotes thereto appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

OVERVIEW

We are a biopharmaceutical company dedicated to developing and delivering medicines for patients with B-cell mediated diseases, including chronic lymphocytic leukemia (CLL), non-Hodgkin lymphoma (NHL) and multiple sclerosis (MS). We have developed a robust B-cell directed research and development (R&D) platform for identification of key B-cell pathways of interest and rapid clinical testing. Currently, we have five B-cell targeted drug candidates in clinical development, with the two lead therapies, ublituximab (TG-1101) and umbralisib (TGR-1202), in pivotal trials for CLL and NHL, with ublituximab also in pivotal trials for MS. Ublituximab is a novel anti-CD20 monoclonal antibody (mAb) that has been glycoengineered for enhanced potency over first-generation antibodies. Umbralisib is an oral, once daily, dual inhibitor of PI3K-delta and CK1-epsilon, which may lead to a differentiated safety profile. When used together in combination therapy, ublituximab and umbralisib are referred to as “U2”. Additionally, in early clinical development we have an anti-PD-L1 monoclonal antibody referred to as cosibelimab (TG-1501), an oral Bruton’s Tyrosine Kinase (BTK) inhibitor referred to as TG-1701, and an anti-CD47/CD19 bispecific antibody referred to as TG-1801.

We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates.

OUR PRODUCTS UNDER DEVELOPMENT

We have leveraged our B-cell platform to develop a robust drug pipeline of targeted orally available, potent and selective small molecule kinase inhibitors and intravenously delivered off-the-shelf immunotherapies that leverage the patients’ own immune system to fight cancer. We currently own worldwide development and commercial rights, subject to certain limited geographical restrictions, to all of our preclinical and clinical programs. The following table summarizes our most advanced drug candidates:

Clinical Drug Candidate (molecular target)	Initial Target Disease	Stage of Development (trial name)
Ublituximab/TG-1101 (anti-CD20 mAb)	Chronic Lymphocytic Leukemia	Phase 3 trial (UNITY-CLL) Phase 2b trial (ULTRA-V)
	Relapsing Multiple Sclerosis	Phase 3 trials (ULTIMATE I and II)
Umbralisib/TGR-1202 (PI3K-delta inhibitor)	Chronic Lymphocytic Leukemia	Phase 3 trial (UNITY-CLL) Phase 2b trial (ULTRA-V)
	Marginal Zone Lymphoma	Phase 2b trial (UNITY-NHL)
	Follicular Lymphoma	Phase 2b trial (UNITY-NHL)
Cosibelimab/TG-1501 (anti-PDL1 mAb)	B-cell cancers	Phase 1 trial
TG-1701 (BTK inhibitor)	B-cell cancers	Phase 1 trial
TG-1801 (anti-CD47/CD19 bispecific Ab)	B-cell cancers	Phase 1 trial

Phase 3 and Registration-Directed Clinical Trial Highlights

We have several Phase 3 and registration-directed Phase 2b clinical trials ongoing that may support a marketing application for approval. Our most advanced trials, UNITY-NHL MZL & FL single agent cohorts, UNITY-CLL, and the ULTIMATE I & II trials, have all completed enrollment and have either reached database lock or are nearing completion.  Accordingly, we would expect to see minimal impact on the conduct and our proposed timelines for these three trials related to the COVID-19 pandemic. However, as the pandemic evolves, we will continue to evaluate each trial, monitor potential implications, and work closely with our investigational sites, CROs, and vendors to develop continuity plans.

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

●

UNITY-NHL MZL and FL Single Agent Umbralisib Cohorts: The MZL cohort enrolled adult patients who had at least one prior line of therapy that included an anti-CD20 monoclonal antibody. In February 2019, we announced that the MZL cohort met the primary endpoint of ORR as determined by an Independent Review Committee (IRC) for all treated patients (n=69). The results met our target guidance of 40-50% ORR. Interim safety and efficacy data from the MZL cohort were presented in an oral presentation at the American Association for Cancer Research (AACR) annual meeting on April 1, 2019. The data presented included safety and tolerability data on all 69 treated patients (safety population) and efficacy data on 42 patients who were enrolled at least 9 cycles (28-day cycles) prior to the data cut-off date (interim efficacy population). The safety population had a median duration of exposure of 6.9 months and no unexpected toxicities were observed. Analysis of the interim efficacy population showed an ORR by IRC of 52%, including 19% CR rate, an 88% clinical benefit rate (defined as patients obtaining Complete Response + Partial Response + Stable Disease) and a median duration of exposure of 10.1 months. These results were also presented in oral presentations during the 2019 American Society of Clinical Oncology (ASCO) annual meeting and the 2019 International Conference on Malignant Lymphoma (ICML) both held in June of 2019. Previously, in January 2019, the U.S. Food and Drug Administration (FDA) granted Breakthrough Therapy Designation (BTD) to umbralisib for the treatment of adult patients with MZL who have received at least one prior anti-CD20 regimen. In April 2019, the FDA granted orphan drug designation to umbralisib for the treatment of patients with any of the three types of marginal zone lymphoma (MZL): nodal, extranodal, and splenic MZL. In June of 2019, we had a BTD meeting with the FDA to discuss the MZL submission strategy. The FL/SLL cohort enrolled adult patients who had two or more prior lines of therapy that included an anti-CD20 monoclonal antibody and an alkylating agent. In October 2019, we announced that the FL patients within this cohort met the primary endpoint of ORR as determined by IRC for all treated follicular lymphoma patients (n=118). The results met our target guidance of 40-50% ORR. Importantly, umbralisib monotherapy appeared to be well tolerated with a safety profile consistent with previous reports. Most recently, in January of 2020, we received guidance from the FDA allowing submission of a single New Drug Application (NDA) for MZL and FL indications and initiated a rolling submission of an NDA to the FDA for umbralisib in MZL/FL. We anticipate completion of the rolling NDA submission in the first half of 2020.

●

UNITY-NHL Additional Cohorts: There are additional exploratory disease cohorts of the UNITY-NHL trial focused on Diffuse Large B-Cell Lymphoma (DLBCL) and Mantle Cell Lymphoma (MCL). In total, there are currently four cohorts in the UNITY-NHL trial including, MZL, FL/SLL, DLBCL, and MCL. Each cohort is evaluated separately from the others.  The MZL and FL cohorts are currently enrolling additional patients exploring the combination of U2.

●

UNITY-CLL Phase 3 Trial Evaluating Umbralisib plus Ublituximab (U2): UNITY-CLL is a global Phase 3 randomized controlled clinical trial comparing the U2 combination to an active control arm of obinutuzumab plus chlorambucil in patients with both treatment-naïve and relapsed or refractory CLL. Two additional arms evaluating single agent ublituximab and single agent umbralisib were also enrolled for purposes of evaluating contribution in the U2 combination regimen. The primary endpoint for this study is progression free survival (PFS) which we intend to use to support a submission for approval of the U2 combination in CLL. The study completed enrollment in October 2017 with over 600 patients across the four treatment arms, with approximately 420 patients in the U2 and the active control arm combined. This trial is conducted under Special Protocol Assessment (SPA) with the FDA. In March of 2020 the DSMB reviewed safety information from all 600+ CLL patients on trial, including over 300 treatment-naïve and previously treated patients on umbralisib alone or in combination with ublituximab. Based on its review, no safety concerns were identified and the DSMB recommended the UNITY-CLL trial continue without modification. In March 2020, we announced during our quarterly earnings call, that we reached an agreement with the FDA to conduct an interim efficacy analysis, which would allow us to stop the study early for greater-than-expected PFS benefit. On May 5, 2020 we announced the UNITY-CLL trial met its primary endpoint at a prespecified interim analysis demonstrating a statistically significant improvement in PFS (p<.0001) and will be stopped early for superior efficacy. PFS was assessed by an IRC, and benefit was also seen across both previously untreated and relapsed/refractory patient populations.  Safety and other secondary endpoints are still being assessed and have not yet been reported.  We are targeting a regulatory submission based on this trial to the FDA and submission of the full data set to a future medical conference by the end of 2020.

●

ULTIMATE I & II Trials Evaluating Single Agent Ublituximab in RMS: ULTIMATE I and ULTIMATE II are two independent Phase 3 trials. Each trial is a global, randomized, multi-center, double-blinded, double-dummy, active-controlled study comparing ublituximab to teriflunomide in subjects with relapsing forms of Multiple Sclerosis (RMS). The primary endpoint for each study is Annualized Relapse Rate (ARR) following 96 weeks of treatment, which we intend to use to support a submission for approval of ublituximab in RMS. These trials are conducted under an SPA with the FDA. Full enrollment was completed in October of 2018, with approximately 1,100 subjects enrolled in both studies combined.

●

ULTRA-V Phase 2b Trial Evaluating U2 Plus Venetoclax in CLL: ULTRA-V is a Phase 2b open-label, multicenter, registration-directed clinical trial designed to investigate the efficacy and safety of ublituximab and umbralisib (U2) combined with venetoclax in subjects with treatment-naïve and relapsed or refractory CLL. The primary endpoint for this study is ORR and Complete Response (CR) rate. This trial is currently enrolling.

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

Our general and administrative expenses consist primarily of salaries and related expenses for executive, finance, commercial and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities and facilities-related expenses.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2020 and 2019

License Revenue. License revenue was approximately $38,000 for each of the three months ended March 31, 2020 and 2019. License revenue is related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $2.0 million for the three months ended March 31, 2020, as compared to $1.5 million during the comparable period in 2019. The increase in noncash compensation expense was primarily due to greater compensation expense related to more research and development personnel during the period ended March 31, 2020.

Other Research and Development Expenses. Other research and development expenses increased by $3.1 million to $34.0 million for the three months ended March 31, 2020, as compared to $30.9 million for the three months ended March 31, 2019. The increase in R&D expense is primarily attributable to ongoing late-stage clinical development programs and related manufacturing costs for ublituximab during the three months ended March 31, 2020.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants increased by $8.7 million to $9.1 million for the three months ended March 31, 2020, as compared to $0.4 million for the three months ended March 31, 2019. The increase in noncash compensation expense was primarily related to greater compensation expense during the three months ended March 31, 2020 related to restricted stock and stock options granted to executive personnel.

Other General and Administrative Expenses. Other general and administrative expenses was $5.2 million for the three months ended March 31, 2020, as compared to $1.9 million for the three months ended March 31, 2019. The increase was due primarily to increased personnel and other general and administrative costs. We expect our other general and administrative expenses to increase modestly during 2020 in preparation for potential launch.

Interest Expense. Interest expense increased by $0.4 million to $1.2 million for the three months ended March 31, 2020, as compared to $0.8 million for the three months ended March 31, 2019. The increase is mainly due to interest expense related to the Hercules financing agreement and the associated amortization of debt issuance costs for the three months ended March 31, 2020 compared to one month during the three months ended March 31, 2019.

Other Income. Other income was $0.3 million for both periods ended March 31, 2020 and 2019.We expect our other income to remain at a comparable level for the remainder of 2020.

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

As of March 31, 2020, we had approximately $78.3 million in cash and cash equivalents, and investment securities. We anticipate that our cash, cash equivalents, and investment securities on hand as of March 31, 2020 combined with the additional capital raised in the second quarter of 2020, will provide sufficient liquidity for more than a twelve-month period from the date of filing this Quarterly Report on Form 10-Q. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Cash used in operating activities for the three months ended March 31, 2020 was $62.1 million as compared to $33.4 million for the three months ended March 31, 2019. The increase in cash used in operating activities was due primarily to increased expenditures associated with our scale-up for manufacturing as well as ongoing clinical development programs and paydown of accounts payable and accrued expenses.

For the three months ended March 31, 2020, net cash provided by investing activities was $1.5 million as compared to cash used in investing activities of $1.1 million for the three months ended March 31, 2019. The increase in net cash provided by investing activities was primarily due to greater proceeds from the maturity of short-term investment in treasury securities during the three months ended March 31, 2020.

For the three months ended March 31, 2020, net cash provided by financing activities of $0.1 million related to the net proceeds from the exercise of stock options in the first quarter of 2020.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of March 31, 2020, we have known contractual obligations, commitments and contingencies of $78.2 million related to our long-term debt, contract manufacturer and operating lease obligations.

Payment due by period (in thousands)
	Total	Less than 1 year	1‑3 years	3‑5 years	More than 5 years
Contractual obligations
Operating leases	$19,907	$2,259	$3,807	$3,625	$10,216
Long-term debt	30,000	—	30,000	—	—
Contract manufacturer	28,261	28,261	—	—	—
Total	$78,168	$30,520	$33,807	$3,625	$10,216

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

Revenue Recognition. The Company recognizes revenue under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of this revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer
●	Step 2: Identify the performance obligations in the contract
●	Step 3: Determine the transaction price
●	Step 4: Allocate the transaction price to the performance obligations in the contract
●	Step 5: Recognize revenue when the company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606s definition of a distinct good or service (or bundle of goods or services) if both of the following criteria are met:

●	The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct); and
●	The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-11, Leases - Targeted Improvements (ASU 2018-11) as an update to ASU 2016-02, Leases (ASU 2016-02 or Topic 842) issued on February 25, 2016. ASU 2016-02 is effective for public business entities for fiscal years beginning January 1, 2019. ASU 2016-02 required companies to adopt the new leases standard at the beginning of the earliest period presented in the financial statements, which is January 1, 2017, using a modified retrospective transition method where lessees must recognize lease assets and liabilities for all leases even though those leases may have expired before the effective date of January 1, 2017. Lessees must also provide the new and enhanced disclosures for each period presented, including the comparative periods.

ASU 2018-11 provides an entity with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with ASC 840, Leases (ASC 840). An entity that elects this additional (and optional) transition method must provide the required ASC 840 disclosures for all periods that continue to be in accordance with ASC 840. The amendments do not change the existing disclosure requirements in ASC 840.

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

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). ASU 2018-07 expands the scope of FASB Topic 718, Compensation Stock Compensation (Topic 718) to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should only remeasure equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Upon transition, the entity is required to measure these nonemployee awards at fair value as of the adoption date. The entity must not remeasure assets that are completed. Disclosures required at transition include the nature of and reason for the change in accounting principle and, if applicable, quantitative information about the cumulative effect of the change on retained earnings or other components of equity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of March 31, 2020, our portfolio of financial instruments consists of cash equivalents, including bank deposits, and investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, and our subsidiaries, are not a party to, and our property is not the subject of, any material pending legal proceedings.

ITEM 1A. RISK FACTORS.

You should carefully consider the following risk factors and the other information contained elsewhere in this Quarterly Report before making an investment in our securities. If any of the following risks occur, our business, financial condition or operating results could be materially harmed. An investment in our securities is speculative in nature, involves a high degree of risk, and should not be made by an investor who cannot bear the economic risk of its investment for an indefinite period of time and who cannot afford the loss of its entire investment. The risks described below are not the only ones that our business faces. Additional risks not currently known to us or that we currently deem to be immaterial may adversely impact our business in the future. Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be elevated by the COVID-19 pandemic.

Risks Related to the COVID-19 Pandemic

Major public health issues, and specifically the pandemic caused by COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business.

In December 2019, a novel strain of coronavirus which causes a disease referred to as COVID-19, was first detected in Wuhan, China, and has since spread to other regions, including the United States, Europe, India and other parts of Asia. On March 11, 2020, the World Health Organization declared that the rapidly spreading COVID-19 outbreak had evolved into a pandemic. In response to the pandemic, many governments around the world are implementing a variety of control measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. Although COVID-19 has not had a material adverse effect on our business to date, no assurance can be given that it will not in the future if the situation persists or worsens. The extent to which the COVID-19 pandemic impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the virus and the actions to contain it or treat its impact, the duration, spread and severity of the COVID-19 pandemic, and how quickly and to what extent normal economic and operating conditions can resume if and when the pandemic subsides, among others.

Should the COVID-19 pandemic persist or worsen and government restrictions continue, our business operations could be materially delayed or interrupted. For instance, our ongoing clinical trials may be delayed or compromised; our ability to conduct new clinical trials may be adversely impacted; our supply chain may be disrupted; health authority review of our regulatory submissions may be delayed; and our ability to successfully commercialize any product candidates, if approved, may be adversely impacted. It is unknown how long these disruptions could continue, were they to occur. Any delay in our clinical trials or in regulatory review resulting from such disruptions could materially affect the development and commercialization of our product candidates.

We currently rely on third parties for certain functions or services in support of our clinical trials and key areas of our operations. These third parties include contract research organizations (CROs), medical institutions and clinical investigators, contract manufacturing organizations, suppliers, and external business partners supporting our preparations for commercialization. If these third parties themselves are adversely impacted by restrictions resulting from the COVID-19 outbreak, we will likely experience delays and/or realize additional costs. As a result, our efforts to obtain regulatory approvals for, and to commercialize, our product candidates may be delayed or disrupted.

In addition, as a result of government directives on social distancing and to protect the health of our workforce, we have asked our office-based employees to work remotely and have restricted domestic and international travel indefinitely. Third parties on which we rely may also increase their use of remote working arrangements in response to COVID-19. Our increased reliance on personnel working remotely may negatively impact productivity, including our ability to monitor clinical trials, prepare regulatory applications, and conduct data analysis, or disrupt, delay, or otherwise adversely impact our business. In addition, remote working could increase our cybersecurity risk and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, manufacturing sites, research or clinical trial sites and contractors.

The potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict. However, it has already caused, and is likely to result in further, significant disruption of global financial markets. It is likely that the pandemic will cause an economic slowdown of potentially extended duration, and it is possible that it could cause a global recession. This disruption may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock.

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole. However, these effects could have a material adverse effect on our business, financial condition and results of operations.

To the extent the COVID-19 pandemic materially adversely affects our business and financial results, it may also have the effect of significantly heightening many of the other risks described in this “Risk Factors” section.

The COVID-19 pandemic could have a material adverse effect on our clinical development program if the pandemic and associated government control measures continue.

The ongoing COVID-19 pandemic has presented substantial public health challenges and is impacting the global healthcare system, including the conduct of clinical trials in the U.S. and other parts of the world. As a result of the COVID-19 pandemic, we may encounter delays in our clinical development program.  The majority of our clinical trials involve patients with cancer or those receiving ongoing immunosuppressive therapy who may be at higher risk of infection. These patients are thus more likely to be subject to travel restrictions and self-quarantining and may be more likely to withdraw from our clinical trials or unable to complete study assessments. We have made efforts to allow patients currently enrolled in our ongoing clinical trials to continue unimpeded and have continued to allow new patients to enroll in our trials.

The UNITY-NHL FL and MZL umbralisib monotherapy cohorts, the UNITY-CLL and the ULTIMATE I and II trials are fully enrolled. However, follow-up is ongoing and data continue to be collected from these studies.  These data collection efforts rely on study participants’ ability to contribute such data, often through study specific visits and procedures that can only be conducted in-person.  While we anticipate minimal impact from COVID-19 on the previously estimated timelines for these trials, no guarantee can be made that our estimated timelines, or the ultimate outcome from these trials, will not be materially negatively impacted by the COVID-19 pandemic.

Further, we may not be able to complete our clinical trials that we initiated more recently and for which we have not yet completed enrollment in the time frame that we had previously planned.  In addition, the pandemic may adversely affect our ability to conduct new trials. Some factors from the COVID-19 outbreak that may delay or otherwise adversely affect our clinical trial programs, as well as adversely impact our business generally, include:

●	delays or difficulties in clinical site initiation, including difficulties in recruiting and retaining clinical sites, impacts on compliance with clinical study protocols, delays enrolling patients in our clinical trials, decreased enrollment in our clinical trials or increased rates of patients withdrawing from our clinical trials following enrollment, in each case, as a result of patients contracting COVID-19, being forced to quarantine, experiencing reluctance to seek medical attention in a healthcare facility setting, or otherwise not being able or willing to complete study assessments, particularly for older patients or others with a higher risk of contracting COVID-19;
●	impacts to clinical results, including an increased number of observed adverse events, as a result of participants enrolled in our clinical trials contracting COVID-19;
●	diversion of healthcare resources, including clinical trial investigators and staff, away from the conduct of clinical trials to focus on pandemic concerns or, when the pandemic subsides, to address the backlog of patients who have deferred medical procedures during the pendency of the pandemic;
●	limitations on travel, including limitations on domestic and international travel, and government-imposed quarantines or restrictions imposed by key third parties that could interrupt key trial activities, such as clinical trial site initiations and monitoring, which may impact the integrity of subject data and clinical study endpoints;
●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages or interruption in global shipping that may affect the transport of clinical trial materials;
●	disruptions and delays caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home across the healthcare system;
●	disruptions in or delays to regulatory approvals, inspections, reviews or other regulatory activities, including review of NDAs and approvals of protocol changes or amendments to SPAs, as a result of the spread of COVID-19 affecting the operations of the FDA or other regulatory authorities;
●	changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
●	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States;
●	difficulties launching or commercializing products, including due to reduced access to doctors as a result of social distancing protocols; and
●	negative effects on the quality, completeness, integrity, interpretability and cost of our clinical study data.

The disruptions discussed above and other consequences of COVID-19 pandemic could result in missed study visits or study procedures in our clinical trials, which could lead to an abundance of protocol deviations that impact the interpretability of the trial results.  A significant number of deviations may call into question whether the execution of a clinical trial was consistent with the protocol, which is of particular importance where study designs were agreed to as part of a Special Protocol Assessment (SPA) as in the case of our Phase 3 clinical trial for the combination of ublituximab plus umbralisib for patients with chronic lymphocytic leukemia (UNITY CLL) and our registration program for ublituximab in relapsing multiple sclerosis (ULTIMATE I and II).  In extreme cases, significant deviations from the protocol may be considered a violation of the SPA and result in potential rescindment of the SPA agreement, which could adversely affect our ability to use the results of the impacted study to support a future regulatory application.

We will continue to monitor the potential impact of COVID-19 on our clinical trial program, however, the full extent to which the COVID-19 pandemic may directly or indirectly impact the progress of our current and planned trials will depend on future developments that are highly uncertain and cannot be accurately predicted.

The third parties upon whom we rely for the supply of the active pharmaceutical ingredient (API), drug product, regulatory starting materials and intermediates for drug substance and other materials used in our drug candidates are our sole source of supply, and the loss or disruption of any of these suppliers, including as a result of the COVID-19 pandemic, could significantly harm our business.

The API, drug product and drug substance used in many of our drug candidates are currently supplied to us from single-source suppliers. Our ability to successfully develop our drug candidates, supply our drug candidates for clinical trials and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API, drug product and drug substance for these drugs in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. It is expected that many of our manufacturing partners will be sole source suppliers from single site locations for the foreseeable future. Various raw materials, components, and testing services required for our products may also be single sourced.  We are not certain that our single-source suppliers will be able to supply sufficient quantities of their products or on the timelines necessary to meet our needs, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers, our relative importance as a customer to those suppliers, public health emergencies such as the COVID-19 pandemic or natural disasters that may cause those suppliers to stop work for a period of time.  If any of our suppliers ceases its operations for any reason or is unable or unwilling to supply API, drug product, drug substance and other materials in sufficient quantities or on the timelines necessary to meet our needs, it could significantly and adversely affect our business, the supply of our drug candidates and our financial condition.  In addition, if our current or future supply of any of our product candidates should fail to meet specifications during its stability program there could be a significant interruption of our supply of drug, which would adversely affect the clinical development and commercialization of the product.

Although COVID-19 has not had a material adverse effect on our supply chain to date, no assurance can be given that it will not in the future if the situation persists or worsens. Umbralisib is manufactured in India, ublituximab is manufactured in South Korea, and TG-1701 is manufactured in China.  Each of these countries continues to be, or has been, subject to government-imposed quarantines and travel restrictions due to the COVID-19 pandemic, which, in some cases, have resulted in reduced operations at manufacturing and research locations and time-limited shutdowns.  Our contract manufacturers for umbralisib and ublituximab are continuing operations at varying levels of capacity. We are working closely with our contract manufacturer for umbralisib to ensure availability of sufficient commercial supply by a projected Prescription Drug User Fee Act (PDUFA) date, which is based on our current New Drug Application (NDA) submission timeline.  We also are working closely with our contract manufacturer for ublituximab to prepare for our anticipated commercial supply needs.  We believe that we have sufficient inventory of clinical supplies of umbralisib, ublituximab and TG-1701 to support our current clinical program needs through 2020.  We will continue to monitor the situation very closely with our suppliers in impacted regions.

We continually evaluate our supply chains to identify potential risks and will take steps, as necessary, to identify additional manufacturers and other suppliers to provide API, drug product and drug substance.  However, establishing additional or replacement suppliers for the API, drug product and drug substance, if required, may not be accomplished quickly or at all and may involve significant expense. If we are able to find a replacement supplier, such replacement supplier would need to be qualified and require additional regulatory approval, which could result in further delay. While we seek to maintain adequate inventory of the API, drug product and drug substance used in our drug candidates, any interruption or delay in the supply of components or materials, or our inability to obtain such API, drug product and drug substance from alternate sources at acceptable prices in a timely manner could impede, delay, limit or prevent our development efforts, which could harm our business, results of operations, financial condition and prospects.

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

Our ability to successfully launch and secure market acceptance of our late-stage pipeline candidates, umbralisib and ublituximab (if approved), may be impacted by the evolving COVID-19 pandemic, although we are currently unable to predict or quantify any such potential impact with any degree of certainty.  As a result of the measures state and local governments have taken to date to control the spread of COVID-19, our office-based employees are working remotely and our preparations for commercialization are happening virtually.  The progress of these preparations may be impacted by the increased reliance on work-from-home arrangements for our employees, consultants, vendors, and potential customers. If the spread of COVID-19 and the social distancing measures taken by various governments continue, any commercial launch we may undertake may be hindered by various factors, including challenges in hiring the employees necessary to support commercialization; delays in demand due to impacts on the healthcare system and overall economy; delays in coverage decisions from Medicare and third-party payors; restrictions on our personal interactions with physicians, hospitals, payors, and other customers; interruptions or delays in our commercial supply chain; and increases in the number of uninsured or underinsured patients.

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

Since inception, we have focused substantially all of our efforts and financial resources on clinical trials and manufacturing of our drug candidates. To date, we have financed our operations primarily through public offerings of our common stock and a debt financing. Through May 8, 2020, we have received an aggregate of approximately $710 million from such transactions. Approximately $680 million of that amount constitutes the aggregate gross proceeds from the sale of common stock in one or more offerings and through the use of our at the market sales program, or ATM. The remaining $30.0 million is from our term loan facility with Hercules (as defined below) that we secured in February 2019.

Since inception, we have incurred significant operating losses. As of March 31, 2020, we had an accumulated deficit of $752.3 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future.  Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.  We expect to continue to incur significant research and development expenses in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, if we obtain regulatory approval for our drug candidates, we will incur significant sales, marketing and outsourced-manufacturing expenses. We also have incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate revenue.

To date, we have not generated any significant revenue from our drug candidates and it is uncertain when and if we will generate any revenue from the sale of our drugs in the future. Our ability to become profitable depends upon our ability to generate significant and sustained revenues. To obtain significant and sustained revenues, we must succeed, either alone or with others, in developing, obtaining regulatory approval for and manufacturing and marketing our product candidates. Accordingly, we do not expect to generate significant and sustained revenue unless and until we obtain marketing approval of, and begin to sell umbralisib, ublituximab and/or one of our other product candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

●	Successfully complete clinical trials that meet their clinical endpoints;
●	Initiate and successfully complete all safety, pharmacokinetic, biodistribution, and non-clinical studies required to obtain U.S. and foreign marketing approval for our drug candidates;
●	Obtain approval from the FDA and foreign equivalents to market and sell our drug candidates;
●	Establish commercial manufacturing capabilities alone and/or with third parties that are satisfactory to the regulatory authorities, cost effective, and that are capable of providing commercial supply of our drug candidates;
●	Establish a commercial infrastructure to commercialize our drug candidates, if approved, by developing a sales force and/or entering into collaborations with third parties; and
●	Achieve market acceptance of our drug candidates in the medical community and with third-party payors.

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

While this timing is our current estimate, the amount and timing of our future funding requirements will depend on many factors, including, but not limited to, the following:

●	the progress of our clinical trials, including expenses to support the trials and milestone payments that may become payable under our license agreements;
●	developments relating to the COVID-19 pandemic in the U.S. and around the world;
●	the costs and timing of regulatory approvals;
●	the costs and timing of clinical and commercial manufacturing supply arrangements for each product candidate;
●	the costs of establishing sales or distribution capabilities;
●	the success of the commercialization of our products;
●	our ability to establish and maintain strategic collaborations, including licensing and other arrangements;
●	the costs involved in enforcing or defending patent claims or other intellectual property rights; and
●	the extent to which we in-license or invest in other indications or product candidates.

As a result, significant additional funding will be required. Additional sources of financing to continue our operations in the future might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned preclinical studies and clinical trials or obtain approval of any of our product candidates from the FDA or any foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales, marketing and medical educational efforts that are required for a successful launch of umbralisib and/or ublituximab or any of our product candidates and otherwise forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which would have a dilutive effect to stockholders. Currently, none of our product candidates have been approved by the FDA or any foreign regulatory authority for sale. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand and amounts raised in future offerings or financings. Accordingly, our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in the early stages of operations and the competitive environment in which we operate.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates and occupy valuable management time and resources.

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than funds already borrowed under the loan and security agreement that we entered into with Hercules in February 2019 (See Note 7 to our consolidated financial statements for more information). To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. We may also seek funds through collaborations, strategic alliances or licensing arrangements with third parties at a time that is not desirable to us and we may be required to relinquish valuable rights to some intellectual property, future revenue streams, research programs or drug candidates or to grant licenses on terms that may not be favorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. See our risk factors below under the heading “Risks Related to Our Indebtedness”.

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

In February 2019, we entered into a Loan and Security Agreement (the Loan Agreement), with Hercules Capital, Inc., a Maryland corporation (Hercules) (See Note 7 to our consolidated financial statements for more information). Under the Loan Agreement, Hercules will provide access to term loans with an aggregate principal amount of up to $60.0 million (the Term Loan). Concurrently with the closing of the Loan Agreement, we borrowed an initial tranche of $30.0 million. In addition, we have incurred short-term liabilities of approximately $28.2 million with a contract manufacturing organization (CMO) for the scale-up, tech-transfer, and long-term supply of one of our drug candidates. This is an expensive and lengthy process and we expect to incur additional obligations associated with these ongoing manufacturing activities over the course of the next 24 months, and potentially longer. To date, this CMO has provided payment terms which we believe are reasonable; however, no assurance can be given that such terms will continue to be available to us in the future. No assurances can be made that the obligations associated with the Loan Agreement and the CMO will not have a material adverse impact on our financial condition.

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

We are a development-stage biopharmaceutical company, and do not currently have any commercial products that generate revenues or any other sources of revenue. We may never be able to successfully develop marketable products. Our pharmaceutical development methods are unproven and may not lead to commercially viable products for a variety of reasons. We have substantially invested all of our efforts and financial resources in the identification and pre-clinical and clinical development of our drug candidates, including ublituximab, umbralisib, cosibelimab, TG-1701 and TG-1801. Our ability to generate drug revenues will depend completely on the successful completion of our current and future Phase 3 and registration-directed clinical trials and commercialization of our drug candidates, which may never occur. We currently generate no revenues from sales of any drugs, and we may never be able to develop or commercialize a marketable drug. Each of our drug candidates will require additional non-clinical or clinical development, management of clinical, non-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining or manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from drug sales. The success of our most advanced drug candidates and other drug candidates will depend on several factors, including the following:

●	Successful completion of our UNITY-NHL trial and our ULTIMATE I and II trials;
●	Successful preparation of the complete data set from the UNITY-CLL trial within the timeframe we have projected;
●	Receipt of regulatory approvals from applicable regulatory authorities for our drug candidates;
●	Establishing commercially viable arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
●	Obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our drug candidates;
●	Establishing sales and marketing capabilities, whether alone or through a collaboration, to support commercialization of our drug candidates;
●	Acceptance of the drug candidates, if and when approved, by patients, the medical community and third-party payors;
●	Effectively differentiating and competing with other therapies;
●	Establishing competitive prices for any drug candidates that receive regulatory approval that reflect the value that the drug candidates offer in the indications for which they are approved; Obtaining and maintaining healthcare coverage and adequate reimbursement;
●	Enforcing and defending intellectual property rights and claims; and
●	Maintaining an acceptable safety profile of the drug candidates following approval.

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

For instance, early clinical results seen with ublituximab (TG-1101) and/or umbralisib (TGR-1202) in a small number of patients may not be reproduced in expanded or larger clinical trials such as in our UNITY-CLL, UNITY-NHL or the ULTIMATE I and II trials. Individually reported outcomes of patients treated in clinical trials may not be representative of the entire population of treated patients in such studies. Larger scale Phase 3 studies, which are often conducted internationally, are inherently subject to increased operational risks compared to earlier stage studies, including the risk that the results could vary on a region to region, or country to country basis which could materially adversely affect the outcome of the study or the opinion of the validity of the study results by applicable regulatory agencies. In addition, early clinical trial results from interim analysis or from the review of a Data Safety Monitoring Board (DSMB) or similar safety committee may not be reflective of the safety or efficacy results of the entire study, when completed. Clinical trial results can change over time as additional patients are added to a study or as additional follow-up is conducted, which may result in a material negative impact on the preliminary results. For instance, we announced that the MZL and the FL cohorts of the UNITY-NHL study met the primary endpoint of overall response rate (ORR), falling within our target range which was between 40%-50%, and while we believe that the ORR results have the potential to increase over time within this range, or beyond, as patients continue to be followed, no assurance can be given that this will be the case, and the results may ultimately fall at the lower end of the range. Further, time to event based endpoints such as duration of response (DOR) and PFS have the potential to change, sometimes drastically, with longer follow-up. No assurance can be provided that the ORR, DOR and PFS data from the MZL and FL cohorts of the UNITY-NHL study will be supportive of an FDA approval or will support broad market uptake based on the profile of competitor drugs which may be available. While the MZL and FL cohorts of the UNITY-NHL study met their primary endpoint, each cohort of this study is operated and analyzed independently, and no assurance can be given that other cohorts from the UNITY-NHL study, including the Mantle Cell Lymphoma cohort, the diffuse large B-cell lymphoma (DLBCL) cohort, or the SLL patients enrolled within the FL/SLL cohort will meet their primary endpoint, have a positive outcome, or will be supportive of an FDA filing.  In addition, on May 5, 2020, we announced that the UNITY-CLL study met the primary endpoint of PFS at a preplanned interim analysis and that the study would be stopped early based on the recommendation of the independent data safety monitoring board (DSMB) that conducted the interim analysis.  The interim analysis was of the primary PFS endpoint only and did not include safety or other secondary endpoints.  No assurance can be given that the safety data, when available, will be acceptable or consistent with previously reported results of from studies involving single agent umbralisib or ublituxumab or the two product candidates in combination regimens or that other secondary endpoints in the trial will be met.

Many of our Phase 3 and registration-directed clinical trials such as UNITY-CLL, UNITY-NHL and ULTIMATE I and II utilize international clinical research sites, including sites in eastern European countries. We work with what we believe are reputable CROs and clinical research sites in conducting our studies internationally. Nevertheless, the risk of fraud, misconduct, incompetence, unexpected patient variability and other issues affecting the quality and the outcome of our Phase 3 and registration-directed studies could arise from U.S. or international sites. If that were to occur, the study could be negatively impacted, potentially even preventing it from being useful for regulatory approval. If such event were to occur, it would have a substantial negative impact on our business.

Many of the results reported in our early clinical trials rely on local investigator-assessed safety and efficacy outcomes which may differ from results assessed in a blinded, independent, centrally reviewed manner, often required of adequate and well-controlled registration-directed clinical trials which may be undertaken at a later date. All of our current Phase 3 and registration-directed studies such as UNITY-CLL, UNITY-NHL and the ULTIMATE I and II trials utilize blinded, independent, central review to assess the primary endpoint of such studies. If the results from interim analyses are not consistent with final results or results from our registration-directed trials are different from the results found in the earlier studies of ublituximab and umbralisib, we may need to terminate or revise our clinical development plan, which could extend the time for conducting our development program and could have a material adverse effect on our business. For example, in January 2019, we presented to the FDA, interim results from the MZL cohort of our UNITY-NHL trial that supported the granting of Breakthrough Therapy Designation (BTD). These interim results were also presented at the 2019 AACR annual meeting, 2019 ASCO annual meeting, and the 2019 ICML.  In October 2019, we announced that the FL cohort of the UNITY-NHL trial met our target range for overall response rate based on interim preliminary data.  No assurance can be given that the final results from the MZL cohort or FL cohort will reflect the activity seen in these interim results, or that the final results will be sufficient to file for accelerated approval for umbralisib for the treatment of MZL and FL, and if filed that umbralisib will receive accelerated approval. Similarly, while we have reported top-line efficacy results from a preplanned interim analysis of the UNITY-CLL trial announcing that the trial met its primary endpoint of PFS, there is no assurance that the safety profile will be acceptable or that other secondary endpoints will be met. Moreover, while we believe one of the key differentiators for umbralisib is its tolerability and side effect profile compared to other drugs in the same class, no assurance can be given that a differentiated safety and tolerability profile will be realized in our Phase 3 or registration-directed trials such as UNITY-CLL or UNITY-NHL. Specifically, we have not yet assessed the final safety data from the MZL or FL cohorts of the UNITY-NHL study as patients continue on therapy nor have we assessed the safety data from the UNITY-CLL study, therefore there can be no assurance given that the final safety data from these studies, once fully analyzed, will be consistent with prior safety data presented on umbralisib, will be differentiated from other similar agents in the same class, or that it will be favorable enough to support regulatory approvals for the indications studied. In addition, no assurance can be given that new toxicities, or an increase in the severity or frequency of previously seen toxicities, will not be observed, which could have a material negative impact on the approvability or marketability of umbralisib or any of our product candidates. Finally, while the Phase 2 data for ublituximab in MS looked promising, no assurance can be given that the safety, tolerability and efficacy profile will carry into Phase 3 and that the ULTIMATE I and II clinical trials will be positive.

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

Our drug candidates umbralisib and ublituximab are in several Phase 3 and registration-directed clinical trials such as UNITY-CLL, UNITY-NHL and ULTIMATE I and II. Despite promising early results, as with all clinical trials, the risk of failure for our drug candidates is high. It is impossible to predict when or if any of our drug candidates will prove effective and safe in humans or will receive regulatory approval or will have a differentiated safety and tolerability profile. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete pre-clinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Accordingly, our current Phase 3 and registration-directed trials and future clinical trials may not be successful.

Successful completion of our clinical trials is a prerequisite to submitting an NDA, or a BLA to the U.S. FDA and a MAA, in the European Union for each drug candidate and, consequently, the ultimate approval and commercial marketing of our drug candidates. We do not know whether any of our on-going or future clinical trials for our drug candidates will be completed on schedule, if at all.

Whether or not and how quickly we complete clinical trials depends in part upon the rate at which we are able to engage clinical research/trial sites and, thereafter, the rate of enrollment of patients, and the rate at which we collect, clean, lock and analyze the clinical trial database. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and whether existing or new drugs are approved for the indication we are studying. We are aware that other companies are currently conducting or planning clinical trials that seek to enroll patients with the same diseases that we are studying. We may experience numerous unforeseen events, such as the COVID-19 pandemic, that could delay or prevent our ability to complete current clinical trials, initiate new trials, receive marketing approval or commercialize our drug candidates, including:

●	the FDA or other regulatory authorities may require us to submit additional data or impose other requirements before permitting us to initiate a clinical trial;
●	health authorities or institutional review boards (IRBs), or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or country; we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or health authorities may require us, to conduct additional pre-clinical studies or clinical trials or we may decide to abandon drug development programs;
●	the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, and enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
●	our third-party contractors, including our clinical trial sites, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	we may elect to, or health authorities or IRBs or ethics committees may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of our drug candidates may be greater than we anticipate;
●	the supply or quality of our drug candidates or other materials necessary to conduct clinical trials of our drug candidates may be insufficient or inadequate, including, without limitation, as a result of disruptions to our supply chains caused by the COVID-19 pandemic and related work stoppages across the globe; and
●	our drug candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, health authorities, IRBs or ethics committees to suspend or terminate the trials, or reports may arise from pre-clinical or clinical testing of other cancer therapies that raise safety or efficacy concerns about our drug candidates.

We also could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the DSMB for such trial or by the FDA or other regulatory authorities. Such health authorities may impose a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. The DSMBs for the UNITY-CLL and UNITY-NHL studies meet regularly to review ongoing safety from these studies, in an unblinded manner if applicable, and may recommend modification to the study design or closure of the study entirely based on their interpretation of the benefit/risk of the study.  While we develop charters that guide the nature of the DSMBs meetings, their analysis and interpretation of study data occurs independently from us and is wholly within their control.  Even if the DSMB finds no safety concerns and recommends no modifications to our ongoing studies, this does not mean the safety profile of these studies may support a marketing approval or commercial acceptance if marketing approval is granted. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our drug candidates.

Further, the FDA may disagree with our clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. This could happen even for a protocol that has received a SPA. In September 2015, we announced a Phase 3 clinical trial for the combination of ublituximab plus umbralisib for patients with CLL, which is being conducted pursuant to an SPA with the FDA (UNITY-CLL) and in August 2017 we announced an SPA for our registration program for ublituximab in RMS (ULTIMATE I and II). Many companies which have been granted SPAs have ultimately failed to obtain final approval to market their drugs. Since we are seeking approvals under SPAs for some of our product registration strategies, based on protocol designs negotiated with the FDA, we may be subject to enhanced scrutiny. Further, while changes or amendments to protocols are common during conduct of a clinical trial, protocol changes or amendments to a study that is being conducted under SPA will have to be reviewed and approved by the FDA to verify that the SPA agreement is still valid. The FDAs willingness to agree to changes or amendments to a protocol or statistical analysis plan under a SPA agreement is wholly within their discretion.  Such re-reviews also provide an opportunity for the FDA to scrutinize any aspect of the study design and conduct, even if previously agreed to under the existing SPA.  Failure to reach agreement with the FDA for protocol changes or modifications for any study we conduct under an SPA could have a material negative impact to our ability to execute these studies. Even if the primary endpoint in a Phase 3 clinical trial is achieved, an SPA does not guarantee approval.

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

Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval.  Interruptions or delays in the operations of the FDA and foreign regulatory authorities as a result of the COVID-19 pandemic may negatively impact review, inspection, and approval timelines.  Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. As in the United States, the regulatory approval process in Europe and in other countries is lengthy and challenging. The FDA, and any other regulatory body around the world can delay, limit or deny approval of a product candidate for many reasons, including:

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

The approval procedures for pharmaceuticals vary among countries and obtaining approval in one jurisdiction does not guarantee approval in another jurisdiction.  For example, even if the FDA grants approval of a product candidate, comparable regulatory authorities in foreign jurisdictions may not approve the same product candidate or may require additional evidence for approval.  In many countries outside the United States, the product must be approved for reimbursement before it can be marketed.  As a general matter, however, the foreign regulatory approval process involves risks similar or identical to the risks associated with FDA approval discussed above.  Therefore, we cannot guarantee that we, or future collaborators, will obtain approvals of our product candidates in any foreign jurisdiction on a timely basis, if at all.  Failure to receive approval in certain foreign markets could significantly impact the full market potential of our product candidates.  Furthermore, if we obtain regulatory approval for a product candidate in a foreign jurisdiction, we will be subject to the burden of complying with complex regulatory, legal, and other requirements that could be costly and could subject us to additional risks and uncertainties.

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

In addition, as we move closer to commercialization for ublituximab and umbralisib, we are scaling-up production to ensure adequate commercial supply. This is an expensive process and there can be no assurance given that such scale-up will be successful in providing pharmaceutical product that is of sufficient quantity, or of a quality that is consistent with our previously established specifications, or that meets the requirements set by regulatory agencies under which we may seek approval of our product candidates. If scale-up were not to succeed our ability to supply our anticipated market at a reasonable cost of goods would be negatively impacted. In such event, that would have a material adverse effect on the Company. Scale up could also require additional process improvement that might be required to accommodate new and larger equipment utilized in the scaled-up process. If that were to occur and we could not demonstrate to the FDA that the materials were analytically substantially similar, we might be required to run additional clinical testing to demonstrate that they are substantially similar. That would entail a significant delay and significant increase in total cost, all of which would have a material adverse effect on the Company.

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

The precise incidence and/or prevalence of CLL, relapsed/refractory MZL, relapsed/refractory FL and multiple sclerosis (MS) are unknown. Our projections of both the number of people who are affected by disease within our target indications, as well as the subset of these people who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. Our beliefs are typically based on one on one and group interactions with target physicians and our estimates have been derived from a variety of sources, including the scientific literature, healthcare utilization databases and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases.

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

For the cancer indications for which we are developing our products there are a number of established therapies with which we will compete:

●	For the treatment of CLL, if U2 is approved, we expect U2 to compete with recently approved drugs such as ibrutinib (AbbVie and Janssen), venetoclax (AbbVie and Roche), obinutuzumab (Roche), idelalisib (Gilead) and duvelisib (Verastem), and established treatments such as rituximab (Roche), and several generically available chemotherapies. Additionally, there are two second generation BTK inhibitors similar to ibrutinib in late-stage clinical testing for CLL that could enter the market in the next 12-36 months. Each of these agents can be used as monotherapy or in combination with one or more of the other agents.
●	For the treatment of Marginal Zone Lymphoma, if approved, we expect umbralisib to compete with ibrutinib (AbbVie and Janssen) and established treatments such as rituximab and several generically available chemotherapies. Additionally, in May 2019, the FDA approved the combination of rituximab and lenalidomide (Bristol-Myers) for the treatment of previously treated MZL.
●	For the treatment of Follicular Lymphoma, if approved, we expect umbralisib to compete with recently approved drugs such as obinutuzumab (Roche), idelalisib (Gilead), copanlisib (Bayer), and duvelisib (Verastem), and established treatments such as rituximab (Roche), and several generically available chemotherapies. Each of these agents can be used as monotherapy or in combination with one or more of the other agents. In addition, in May 2019, the FDA approved the combination of rituximab and lenalidomide (Bristol-Myers) for the treatment of previously treated FL. There are also several PI3K delta inhibitors in earlier stages of development.
●	In addition, a number of pharmaceutical companies are developing antibodies and bispecific antibodies targeting CD20, CD19, CD47 and other B-cell associated targets, chimeric antigen receptor T-cell (CAR-T) immunotherapy, and other B-cell ablative therapy which, if approved, would potentially compete with U2 and umbralisib.

For Multiple Sclerosis for which we are developing ublituximab there are a number of established therapies with which we will compete:

●	If ublituximab is approved, we expect ublituximab will primarily compete against other CD20 targeted agents, while the group of CD20 targeted agents will also compete broadly against a number of already approved MS therapies. Currently, there is one anti-CD20 monoclonal antibody approved, ocrelizumab (Roche), and another in Phase 3 development, ofatumumab (Novartis), which is expected to enter the market in the next 3-6 months.

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

In both the United States and certain foreign countries, there have been a number of legislative and regulatory changes or proposed changes to the health care system, many of which have focused on prescription drug pricing and lowering overall health care costs,  that could impact our ability to sell our products profitably. We expect prescription drug pricing and other health care costs to continue to be subject to intense political and social pressures on a global basis.

In the United States, federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of health care and addressing public concern over access and affordability of prescription drugs.  The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010(collectively, the ACA) was enacted in 2010 and made significant changes to the U.S. health care system. The ACA and any revisions or replacements of that Act, any substitute legislation, and other changes in the law or regulatory framework could have a material adverse effect on our business.

Among the provisions of the ACA, those of importance to our potential product candidates include:

●	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;
●	expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;
●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D (subsequent legislation increased this amount to 70% effective as of January 1, 2019);
●	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●	expansion of eligibility criteria for Medicaid programs by, among other things, adding new eligibility categories for certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
●	expansion of the list of covered entities eligible to enroll in the 340B Drug Pricing Program to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers, and sole community hospitals, but exempting orphan drugs from the ceiling price requirements for these covered entities;
●	new requirements under the federal Open Payments program and its implementing regulations;
●	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;
●	a new regulatory pathway for the approval of biosimilar biological products; and
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Certain provisions of the ACA have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation or implementation.  For example, the 2017 Tax Cuts and Jobs Act (Tax Act) repealed the penalty for individuals who fail to maintain minimum essential health coverage as required by the ACA, commonly referred to as the individual mandate, effective January 1, 2019.  Another example is the Bipartisan Budget Act of 2018 (the BBA), which set government spending levels for Fiscal Years 2018 and 2019 and revised certain provisions of the ACA. Specifically, beginning in 2019, the BBA increased manufacturer point-of-sale discounts off negotiated prices of applicable brand drugs in the Medicare Part D coverage gap from 50% to 70% effective as of January 1, 2019, ultimately increasing the liability for brand drug manufacturers.

In December 2018, the U.S. District Court for the Northern District of Texas ruled that (i) that the individual mandate was unconstitutional as a result of the associated tax penalty being repealed as part of the Tax Act; and (ii) the individual mandate is not severable from the rest of the ACA and, as a result, the ACA in its entirety is invalid. In December 2019, the U.S. Court of Appeals for the Fifth Circuit affirmed the district court’s decision that the individual mandate is unconstitutional but remanded the case back to the district court to reconsider the severability question.  It is unclear how the ultimate decision in this case, which is now pending before the U.S. Supreme Court, or other efforts to repeal, replace, or invalidate the ACA or its implementing regulations, or portions thereof, will affect the ACA, our industry more generally, and the availability of adequate reimbursement for our products if commercialized.

Beyond the ACA, there has been increasing legislative, regulatory and enforcement interest with respect to prescription drug pricing practices.  In May 2018, the Trump Administration issued a plan to lower prescription drug prices.  Under this blueprint for action, the Administration outlined a wide range of high-level proposals to address prescription drug list prices and patient out-of-pocket costs.  Since that time, the Administration has taken several regulatory steps with respect to prescription drug pricing.  Most recently, President Trump signed into law the U.S.-Mexico-Canada (USMCA) trade agreement.  As enacted, there are no commitments with respect to biologic product intellectual property rights or data protection, which may create an unfavorable environment across the three countries.   The Department of Health and Human Services (HHS), in conjunction with the FDA, released two pharmaceutical importation models in December 2019: (a) a Notice of Proposed Rulemaking to permit importation of pharmaceuticals from Canada, and (b) draft FDA guidance permitting manufacturers to import their own pharmaceuticals that were originally intended for marketing in other countries.  In addition, HHS finalized Medicare fee-for-service hospital payment reductions for Part B drugs acquired through the 340B Drug Pricing Program, which remains subject to ongoing legal challenge. HHS also has signaled its intent to continue to pursue reimbursement policy changes for Medicare Part B drugs as a whole that likely would reduce hospital and physician reimbursement for these drugs.  There have been several recent U.S. Congressional inquiries and proposed and enacted legislation designed to bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, limit price increases, evaluate the relationship between pricing and manufacturer patient programs, and reform government health care program reimbursement methodologies for prescription drugs.  We expect that health care reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any of our product candidates, if approved. Any reduction in reimbursement from Medicare or other government health care programs may result in a similar reduction in payments from private payors

At the state level, individual states are experiencing significant economic pressure within their state Medicaid programs and responding to public concern over the cost of healthcare.  States, including California, Florida, Nevada and Maine, among others, have responded to these pressures with a range of legislative enactments and policy proposals designed to control prescription drug prices by, for example, allowing importation of pharmaceutical products from jurisdictions outside the U.S., imposing price controls on state drug purchases, and imposing transparency measures around prescription drug prices and marketing costs.  These measures, which vary by state, could reduce the ultimate demand for our products, if approved, or put pressure on our product pricing.

Furthermore, legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

In many international markets, including the European Union, the government regulates prescription drug prices, patient access, and/or reimbursement levels to control the biopharmaceutical budget of their government-sponsored healthcare system.  The European Union and some individual countries have announced or implemented measures and may in the future implement new or additional measures, to reduce biopharmaceutical costs to contain the overall level of healthcare expenditures.  These measures vary by country and may include, among other things, non-coverage decisions, patient access restrictions, international price referencing, mandatory discounts or rebates, and cross-border sales of prescription drugs.  These measures may adversely affect our ability to generate revenues or commercialize our product candidates in certain international markets.

There likely will continue to be pressure on prescription drug prices globally and legislative and regulatory proposals, including at the federal and state levels in the U.S., directed at broadening the availability of health care and containing or lowering the cost of health care products and services. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, health insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care may adversely affect, among other things:

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

We do not currently have a sales infrastructure and have limited experience in the sale, marketing or distribution of drugs. To achieve commercial success for any approved drug candidate for which we retain sales and marketing responsibilities, we must build our sales, marketing, managerial, and other non-technical capabilities or make arrangements with third parties to perform these services. In the future, we may choose to build a focused sales and marketing infrastructure to sell, or participate in sales activities with collaborators for, some of our drug candidates if and when they are approved.

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

Although we do not currently have any drugs on the market, once we begin commercializing our drug candidates, we will be subject to additional extensive healthcare statutory and regulatory requirements and oversight by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our drug candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	the federal False Claims Act imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
●	the federal Health Insurance Portability and Accountability Act of 1996 (or HIPAA) imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	the federal physician payment transparency requirements, sometimes referred to as the Sunshine Act under the Affordable Care Act require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Department of Health and Human Services information related to physician payments and other transfers of value and the ownership and investment interests of such physicians and their immediate family members;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
●	analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to pricing of products or payments to physicians and other health care providers or marketing expenditures, and governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In order to submit an Investigational New Drug application (IND), BLA, or NDA to the FDA and maintain these applications, it is necessary to submit all information on the clinical, non-clinical, chemistry, manufacturing, controls and quality aspects of the product candidate. Clinical trial authorizations and marketing applications for foreign regulatory bodies have substantially similar requirements.  We rely on our third-party contractors and our licensing partners to provide portions of this data. If we are unable to obtain this data, or the data is not sufficient to meet the regulatory requirements, we may experience significant delays in our development programs. While we maintain an active IND for ublituximab, umbralisib, and cosibelimab enabling the conduct of studies in the FDA’s Division of Hematology and Oncology, and an active IND for ublituximab under the FDA’s Division of Neurology, there can be no assurance that the FDA will allow us to continue the development of our product candidates in those divisions where we maintain an active IND.

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

We do not currently own or operate, nor do we have any plans to establish in the future, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for pre-clinical development and clinical testing, as well as for the commercial manufacture of our drugs if any of our drug candidates receive marketing approval.  In some circumstances, our licensor has entered into arrangements with contract manufacturers to supply product for our clinical and commercial demand. Our reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or drugs or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials and for commercial demand, if and when our product candidates receive approval. Any performance failure on the part of our distributors could delay clinical development or marketing approval of any future product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

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

Currently, the composition of matter patent for ublituximab and umbralisib are granted in both the United States and EU, among other countries. A method of use patent covering the combination of ublituximab and umbralisib has also been granted in the United States, European Union, Japan, and several other territories. Additionally, several method of use patents for ublituximab and umbralisib in various indications and settings have also been applied for but have not yet been issued or have been issued in certain territories but not under all jurisdictions in which such applications have been filed. There can be no guarantee that any patents for which an application has already been filed, nor any patents filed in the future, for our cosibelimab, TG-1701 and TG-1801 or for our pre-clinical product candidates will be granted in any or all jurisdictions in which they were filed, or that all claims initially included in such patent applications will be allowed in the final patent that is issued. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our partners will be successful in protecting our product candidates by obtaining and defending patents, or what the scope of an issued patent may ultimately be.

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

In addition, the patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, with respect to some of the pending patent applications covering our drug candidates, prosecution has yet to commence. Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO have been significantly narrowed by the time they issue, if at all. It is also possible that we will fail to identify any patentable aspects of our research and development output and methodology, and, even if we do, an opportunity to obtain patent protection may have passed. Given the uncertain and time-consuming process of filing patent applications and prosecuting them, it is possible that our product(s) or process(es) originally covered by the scope of the patent application may have changed or been modified, leaving our product(s) or process(es) without patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our licensors or we fail to appropriately prosecute and maintain patent protection or trade secret protection for one or more product candidates or any future product candidate we may license or acquire, our ability to develop and commercialize these product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. This failure to properly protect the intellectual property rights relating to these product candidates could impair our ability to compete in the market and adversely affect our ability to generate revenues and achieve profitability, which would have a material adverse effect on our financial condition and results of operations. Furthermore, should we enter into other collaborations, including out-licensing or partnerships, we may be required to consult with or cede control to collaborators regarding the prosecution, maintenance and enforcement of licensed patents. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

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

As of May 5, 2020, we had 153 full-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. Our management and medical, commercial, and scientific personnel, systems and facilities currently in place will not be adequate to support our anticipated future growth. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. To accommodate growth, additional physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our business.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the COVID-19 pandemic has caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our drug candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services.

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

On December 22, 2017, legislation commonly referred to as the Tax Act was signed into law and is generally effective after December 31, 2017. The Tax Act makes significant changes to the United States federal income tax rules for taxation of individuals and business entities. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. For corporations, the Tax Act reduces the top corporate income tax rate to 21% and repeals the corporate alternative minimum tax, limits the deduction for net interest expense, limits the deduction for net operating losses and eliminates net operating loss carrybacks, modifies or repeals many business deductions and credits, shifts the United States toward a more territorial tax system, and imposes new taxes to combat erosion of the U.S. federal income tax base. The Tax Act makes numerous other large and small changes to the federal income tax rules that may affect potential investors and may directly or indirectly affect us. We continue to examine the impact this tax reform legislation may have on our business. However, the effect of the Tax Act on us, whether adverse or favorable, is uncertain, and may not become evident for some period of time. This document does not discuss such legislation or the manner in which it might affect us or purchasers of our common stock. Prospective investors are urged to consult with their legal and tax advisors with respect to the Tax Act and any other regulatory or administrative developments and proposals, and their potential effects on them based on their unique circumstances.

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

The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control. These factors include:

●	publicity regarding actual or potential clinical results relating to products under development by our competitors or us;
●	delay or failure in initiating, completing or analyzing nonclinical or clinical trials or the unsatisfactory design or results of these trials;
●	achievement or rejection of regulatory approvals by our competitors or us;
●	announcements of technological innovations or new commercial products by our competitors or us;
●	developments concerning proprietary rights, including patents;
●	developments concerning our collaborations;
●	regulatory developments in the United States and foreign countries;
●	economic or other crises and other external factors such as the disruptions in the global economy caused by the COVID-19 pandemic;
●	period-to-period fluctuations in our revenues and other results of operations;
●	changes in financial estimates by securities analysts; and
●	sales of our common stock by us.

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

As a public company, we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, and the rules of any stock exchange on which we are listed. These rules impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our team has devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our Board committees or as executive officers.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an ownership change (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of March 31, 2020, we had federal net operating loss carryforwards of approximately $709.9 million, and our ability to utilize those net operating loss carryforwards could be limited by an ownership change as described above, which could result in increased tax liability to us. In addition, pursuant to the Tax Act, we may not use net operating loss carry-forwards to reduce our taxable income in any year by more than 80%, and we may not carry back any net operating losses to prior years. On March 27, 2020, the “CARES Act” was signed by the U.S. President. Certain provisions of the CARES Act alter the rules regarding net-operating losses for such losses arising in 2018, 2019 and 2020. Such losses may be carried back for five years. Additionally, the CARES Act permits these net operating losses to offset up to 100% of our taxable income if used in 2020 or earlier years. We cannot assure you, however, of our ability to utilize these favorable offset rules within the applicable time period. These rules apply regardless of the occurrence of an ownership change.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2020.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2020.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 11, 2020.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 11, 2020.
101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ (Deficit) Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: May 11, 2020	By:	/s/ Sean A. Power
Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer