Form 10-Q
period 2020-06-30
TG THERAPEUTICS, INC.
filed 2020-08-10
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes ☐ No ☒

There were 126,649,205 shares of the registrant’s common stock, $0.001 par value, outstanding as of August 5, 2020.

TG THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2020	2019
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$260,512	$112,637
Short-term investment securities	15,058	27,798
Prepaid research and development	3,832	8,105
Other current assets	1,536	611
Total current assets	280,938	149,151
Restricted cash	1,255	1,251
Leasehold interest, net	2,157	2,129
Equipment, net	331	282
Right-of-use-assets	9,141	9,402
Goodwill	799	799
Total assets	$294,621	$163,014

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$29,670	$30,041
Other current liabilities	25,572	48,994
Loan payable – current portion	7,200	—
Lease liability – current portion	1,655	1,616
Accrued compensation	3,440	3,798
Total current liabilities	67,537	84,449
Deferred revenue, net of current portion	686	762
Long-term debt	22,233	28,970
Lease liability – non-current	9,938	10,218
Total liabilities	100,394	124,399
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 126,690,514 and 109,425,243 shares issued, 126,649,205 and 109,383,934 shares outstanding at June 30, 2020 and December 31, 2019, respectively)	127	109
Additional paid-in capital	999,549	739,956
Treasury stock, at cost, 41,309 shares at June 30, 2020 and December 31, 2019	(234)	(234)
Accumulated deficit	(805,215)	(701,216)
Total stockholders’ equity	194,227	38,615
Total liabilities and stockholders’ equity	$294,621	$163,014

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

License revenue	$38	$38	$76	$76

Costs and expenses:
Research and development:
Noncash stock expense associated with in-licensing agreements	—	100	—	100
Noncash compensation	1,553	1,352	3,532	2,841
Other research and development	34,896	31,414	68,939	62,310
Total research and development	36,449	32,866	72,471	65,251

General and administrative:
Noncash compensation	5,817	405	14,906	797
Other general and administrative	8,617	2,311	13,789	4,260
Total general and administrative	14,434	2,716	28,695	5,057

Total costs and expenses	50,883	35,582	101,166	70,308

Operating loss	(50,845)	(35,544)	(101,090)	(70,232)

Other expense (income) :
Interest expense	2,228	1,077	3,429	1,851
Other income	(189)	(408)	(519)	(715)
Total other expense, net	2,039	669	2,910	1,136

Net loss	$(52,884)	$(36,213)	$(104,000)	$(71,368)

Basic and diluted net loss per common share	$(0.47)	$(0.42)	$(0.95)	$(0.85)

Weighted average shares used in computing basic and diluted net loss per common share	112,353,414	86,800,017	108,926,690	84,002,700

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2019	83,911,855	$84	$552,531	41,309	$(234)	$(528,345)	$24,036
Issuance of restricted stock	23,000	*	*				—
Warrants issued with debt financing			993				993
Forfeiture of restricted stock	(67,628)	*	*				—
Issuance of common stock in At-the-Market offerings (net of offering costs of $0.2 million)	4,715,000	5	27,494				27,499
Compensation in respect of restricted stock granted to employees, directors and consultants			1,882				1,882
Net loss						(35,156)	(35,156)
Balance at March 31, 2019	88,582,227	89	582,900	41,309	(234)	(563,501)	19,254
Issuance of restricted stock	1,245,000	1	(1)				—
Forfeiture of restricted stock	(38,418)	*	*				—
Issuance of common stock in public offering	—	—	11				11
Issuance of common stock in At-the-Market offerings (net of offering costs of $1.4 million)	3,616,359	3	28,392				28,395
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	1,757				1,757
Net loss	—	—	—			(36,212)	(36,212)
Balance at June 30, 2019	93,405,168	$93	$613,059	41,309	$(234)	$(599,713)	$13,205

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2020	109,425,243	$109	$739,956	41,309	$(234)	$(701,216)	$38,615
Issuance of common stock in connection with exercise of options	19,750	*	80				80
Issuance of restricted stock	774,300	1	(1)				—
Forfeiture of restricted stock	(10,000)	*	*				—
Compensation in respect of restricted stock granted to employees, directors and consultants			11,068				11,068
Net loss						(51,116)	(51,116)
Balance at March 31, 2020	110,209,293	110	751,103	41,309	(234)	(752,332)	(1,353)
Issuance of common stock in connection with exercise of options	3,750	—	16				16
Issuance of restricted stock	2,208,529	2	(2)				—
Forfeiture of restricted stock	(41,666)	*	—				—
Issuance of common stock in public offering (net of offering costs of $10.9 million)	9,775,000	10	165,032				165,042
Issuance of common stock in At-the-Market offerings (net of offering costs of $1.4 million)	4,535,608	5	76,031				76,036
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	7,370				7,370
Net loss						(52,884)	(52,884)
Balance at June 30, 2020	126,690,514	$127	$999,550	41,309	$(234)	$(805,216)	$194,227

*   Amount less than one thousand dollars.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(104,000)	$(71,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock compensation expense	18,438	3,639
Noncash licensing expense	—	100
Depreciation and amortization	64	46
Amortization of premium on investment securities	(69)	(149)
Amortization of debt issuance costs	463	308
Amortization of leasehold interest	110	91
Noncash change in lease liability and right-of-use asset	2,455	902
Change in fair value of notes payable	152	78
Changes in assets and liabilities:
Decrease in other current assets	3,211	572
Decrease in leasehold interest	—	91
Decrease (increase) in accrued interest receivable	41	(10)
Decrease in accounts payable and accrued expenses	(728)	(5,588)
Decrease in lease liabilities	(2,436)	(678)
(Decrease) increase in interest payable	(110)	443
(Decrease) increase in other liabilities	(23,464)	2,388
Decrease in deferred revenue	(76)	(76)
Net cash used in operating activities	(105,949)	(69,211)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of short-term securities	20,250	13,500
Investment in held-to-maturity securities	(7,482)	(14,146)
Purchases of equipment	(113)	(32)
Net cash provided by (used in) investing activities	12,655	(678)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net	241,077	55,965
Proceeds from exercise of options	96	—
Proceeds from debt financings	—	29,679
Financing costs paid	—	(480)
Net cash provided by financing activities	241,173	85,164

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	147,879	15,275

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	113,888	43,199

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$261,767	$58,474

Reconciliation to amounts on condensed consolidated balance sheets:
Cash and cash equivalents	$260,512	$57,228
Restricted cash	1,255	1,246
Total cash, cash equivalents and restricted cash	$261,767	$58,474

Cash paid for:
Interest	$1,555	$1,051

NONCASH TRANSACTIONS
Accrued offering costs	$—	$60
Deferred financing costs	$—	$988
Warrants issued with debt financing	$—	$993
Shares issued in connection with in-licensing	$—	$100

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

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are a biopharmaceutical company dedicated to developing and delivering medicines for patients with B-cell mediated diseases, including chronic lymphocytic leukemia (CLL), non-Hodgkin lymphoma (NHL) and multiple sclerosis (MS). We have developed a robust B-cell directed research and development (R&D) platform for identification of key B-cell pathways of interest and rapid clinical testing. Currently, we have five B-cell targeted drug candidates in clinical development, with the two lead therapies, ublituximab (TG-1101) and umbralisib (TGR-1202), in pivotal trials for CLL and NHL, with ublituximab also in pivotal trials for MS. Ublituximab is a novel anti-CD20 monoclonal antibody (mAb) that has been glycoengineered for enhanced potency. Umbralisib is an oral, once daily, dual inhibitor of PI3K-delta and CK1-epsilon. When used together in combination therapy, ublituximab and umbralisib are referred to as “U2”. Additionally, in early clinical development we have an anti-PD-L1 monoclonal antibody referred to as cosibelimab (TG-1501), an oral Bruton’s Tyrosine Kinase (BTK) inhibitor referred to as TG-1701, and an anti-CD47/CD19 bispecific antibody referred to as TG-1801.

We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, or “GAAP”, for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019. The accompanying condensed December 31, 2019 balance sheet has been derived from these statements. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

In December 2018, the Company created an Australian corporation, TG Therapeutics AUS Pty Ltd. (“TG AUS”), as a wholly-owned subsidiary. This corporation’s functional currency, the Australian dollar, is also its reporting currency, and its financial statements are translated to U.S. dollars, the Company’s reporting currency, prior to consolidation. The activities of TG AUS result in immaterial currency translation adjustments and, thus, are included in Other Income/Expense on the Company’s condensed consolidated statement of operations. The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and all intercompany accounts and transactions have been eliminated in consolidation.

Liquidity and Capital Resources

We have incurred operating losses since our inception, expect to continue to incur operating losses for the foreseeable future, and may never become profitable. As of June 30, 2020, we have an accumulated deficit of approximately $805.2 million.

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

As of June 30, 2020, we had $275.6 million in cash and cash equivalents, and investment securities. The Company believes its cash, cash equivalents, and investment securities on hand as of June 30, 2020 will provide sufficient liquidity for more than a twelve-month period from the date of filing this Quarterly Report on Form 10-Q. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

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

ASU 2018-11 was effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with earlier adoption permitted. The Company adopted ASU 2018-11 on January 1, 2019 using a modified retrospective method and has not restated comparative periods. We elected the package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification and our assessment on whether a contract is or contains a lease. The adoption of this guidance resulted in the addition of material balances of right of use assets and lease liabilities to our consolidated balance sheets at January 1, 2019, primarily relating to our lease of office space (see Note 8). The impact to our consolidated statements of operations was not material as a result of this standard.

In June 2018, the FASB issued ASU No. 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 expands the scope of FASB Topic 718, “Compensation – Stock Compensation” (“Topic 718”) to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should only remeasure equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Upon transition, the entity is required to measure these nonemployee awards at fair value as of the adoption date. The entity must not remeasure assets that are completed. Disclosures required at transition include the nature of and reason for the change in accounting principle and, if applicable, quantitative information about the cumulative effect of the change on retained earnings or other components of equity.

ASU 2018-07 was effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption was permitted, but no earlier than an entity’s adoption date of ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The Company adopted ASU 2018-07 on January 1, 2019. The adoption of ASU 2018-07 did not have a material effect on our consolidated financial statements as of January 1, 2019. The adoption of ASU 2018-07 had no impact on nonemployee performance awards as they are measured based on the outcome that is probable.

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

Restricted Cash

We record cash pledged or held in trust as restricted cash. As of June 30, 2020 and December 31, 2019, we have approximately $1.3 million of restricted cash pledged to secure a line of credit as a security deposit for an Office Agreement (see Note 8).

Investment Securities

Investment securities at June 30, 2020 and December 31, 2019 consist of short-term government securities. We classify these securities as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.

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

Prepaid research and development in our condensed consolidated balance sheets includes, among other things, certain costs to third party service providers related to development and manufacturing services as well as clinical development. These agreements often require payments in advance of services performed or goods received. Accordingly, as of June 30, 2020 and December 31, 2019, we recorded approximately $3.8 million and $8.1 million, respectively, in prepaid research and development related to such advance agreements.

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

We, and our subsidiaries, file income tax returns in the U.S. Federal jurisdiction and in various states, as well as in Australia. We have tax net operating loss carryforwards that are subject to examination for a number of years beyond the year in which they were generated for tax purposes. Since a portion of these net operating loss carryforwards may be utilized in the future, many of these net operating loss carryforwards will remain subject to examination. We recognize interest and penalties related to uncertain income tax positions in income tax expense.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share of our common stock is calculated by dividing net loss applicable to the common stock by the weighted-average number of our common stock outstanding for the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because we incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented. The cumulative amounts of potentially dilutive securities excluded from the calculation were 10,535,748 securities and 7,844,712 securities for the three and six month periods ended June 30, 2020 and 2019, respectively.

The following outstanding shares of potentially dilutive securities were excluded from the computation of net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three and Six Months Ended
	June 30,
	2020	2019
Unvested restricted stock	7,732,615	5,137,196
Options	2,638,480	2,543,710
Warrants	147,058	147,058
Shares issuable upon note conversion	17,595	16,748
Total	10,535,748	7,844,712

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

NOTE 2 CASH AND CASH EQUIVALENTS

The following tables summarize our cash and cash equivalents at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
(in thousands)	2020	2019

Checking and bank deposits	$245,054	$110,135
Money market funds	15,458	2,502
Total	$260,512	$112,637

NOTE 3 INVESTMENT SECURITIES

Our investments as of June 30, 2020 and December 31, 2019 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our investment securities at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
(in thousands)	adjusted	holding gains	holding losses	fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between July 2020 and September 2020) (held-to-maturity)	$15,058	$26	$—	$15,084
Total short-term investment securities	$15,058	$26	$—	$15,084

	December 31, 2019
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated fair
	adjusted	holding gains	holding losses	value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2020 and September 2020) (held-to-maturity)	$27,798	$28	$—	$27,826
Total short-term investment securities	$27,798	$28	$—	$27,826

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

As of June 30, 2020 and December 31, 2019, the fair values of cash and cash equivalents, restricted cash, and notes and interest payable, approximate their carrying values.

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

The cumulative liability to the Ariston subsidiary including accrued and unpaid interest of the 5% Notes was approximately $19.8 million at June 30, 2020 and $19.3 million at December 31, 2019. No payments have been made on the 5% Notes since the merger and through June 30, 2020.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

As of December 31, 2013, as a result of expiring intellectual property rights and other factors, it was determined that net product cash flows from AST-726 were unlikely. As we have no other obligations under the 5% Notes aside from the net product cash flows and the conversion feature, the conversion feature was used to estimate the 5% Notes’ fair value as of June 30, 2020 and December 31, 2019. The assumptions, assessments and projections of future revenues are subject to uncertainties, difficult to predict, and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our condensed consolidated financial statements.

The following tables provide the fair value measurements of applicable financial liabilities as of June 30, 2020 and December 31, 2019:

	Financial liabilities at fair value as of June 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$343	$343
Total	$—	$—	$343	$343

	Financial liabilities at fair value as of December 31, 2019
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$190	$190
Total	$—	$—	$190	$190

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

The Company’s financial instruments include cash, cash equivalents consisting of money market funds, accounts payable and debt. Cash, cash equivalents, accounts payable and debt are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature.

The following table summarizes the changes in Level 3 instruments during the three months ended June 30, 2020:

(in thousands)
Balance at December 31, 2019	$190
Interest accrued on face value of 5% Notes	484
Change in fair value of Level 3 liabilities	(331)
Balance at June 30, 2020	$343

The change in the fair value of the Level 3 liabilities is reported in other (income) expense in the accompanying condensed consolidated statements of operations.

NOTE 5 STOCKHOLDERS’ EQUITY

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

During the six months ended June 30, 2020, we sold an aggregate of 4,535,608 shares of common stock pursuant to the 2020 ATM for total gross proceeds of approximately $77.4 million at an average selling price of $17.07 per share, resulting in net proceeds of approximately $76.0 million after deducting commissions and other transactions costs.

In May 2020, we completed an underwritten public offering of 8,500,000 shares of our common stock (plus an underwriter option to purchase up to an additional 1,275,000 shares of common stock, which was exercised) at a price of $18 per share. Net proceeds from this offering, including the overallotment, were approximately $165.1 million, net of underwriting discounts and offering expenses of approximately $10.6 million plus professional fees of $0.3 million, for total offering costs of $10.9 million.

The 2019 WKSI Shelf is currently our only active shelf-registration statement. We may offer any combination of the securities registered under the 2019 WKSI Shelf from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that the 2019 WKSI provides us with the flexibility to raise additional capital to finance our operations as needed.

Equity Incentive Plans

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (the “2012 Incentive Plan”) was approved by stockholders in June 2020. Pursuant to this amendment, 8,000,000 shares were added to the 2012 Incentive Plan. As of June 30, 2020, 9,232,615 shares of restricted stock and 2,638,480 options were outstanding and up to an additional 5,804,913 shares may be issued under the 2012 Incentive Plan.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2020:

			Weighted-
			average
		Weighted-	Contractual
	Number of	average	Term	Aggregate
	shares	exercise price	(in years)	intrinsic value

Outstanding at December 31, 2019	2,605,730	$6.73	8.92	$11,706,110
Granted	75,000	8.21
Exercised	(23,500)	4.10
Forfeited	(18,750)	4.10
Expired	—	—
Outstanding at June 30, 2020	2,638,480	$7.14	8.54	$33,882,315

Total expense associated with the stock options was approximately $0.4 million and $0.8 million during the three months ended June 30, 2020 and 2019, respectively, and $4.3 million and $1.5 million during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there was approximately $3.1 million of total unrecognized compensation cost related to unvested time-based stock options, which is expected to be recognized over a weighted-average period of 1.5 years. As of June 30, 2020, the stock options outstanding include options granted to both employees and non-employees which are both time-based and milestone-based. Stock-based compensation for milestone-based options will be recorded if and when a milestone occurs.

The fair value of the Company’s option awards granted during the six months ended June 30, 2020 and 2019 were estimated on the grant date using the Black-Scholes option-pricing model using the assumptions below.

Six months ended
	June 30, 2020	June 30, 2019
Volatility	186.91-191.05	172.99-291.61
Expected term (in years)	5.0-6.25	5.0-6.25
Risk-free rate	0.34-0.54%	1.96-2.49%
Expected dividend yield	—%	—%

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting.

The following table summarizes restricted share activity for the six months ended June 30, 2020:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Outstanding at December 31, 2019	7,091,789	$7.78
Granted	2,982,829	17.33
Vested	(790,337)	8.10
Forfeited	(51,666)	11.24
Outstanding at June 30, 2020	9,232,615	$10.82

Total expense associated with restricted stock grants was approximately $7.0 million and $1.0 million during the three months ended June 30, 2020 and 2019, respectively, and $14.1 million and $2.1 million during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there was approximately $31.0 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 1.1 years. This amount does not include, as of June 30, 2020, 4,559,040 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones. Until the measurement date is reached for milestone awards, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the grant date.

Stock-Based Compensation

The following table summarizes stock-based compensation expense information about restricted stock and stock options for the three and six months ended June 30, 2020:

	Three months and Six months ended
	June 30,	June 30,
(in thousands)	2020	2020
Stock-based compensation expense associated with restricted stock	$6,975	$14,095
Stock-based compensation expense associated with option grants	395	4,343
Total	$7,370	$18,438

Warrants

The following table summarizes warrant activity for the six months ended June 30, 2020:

Weighted-
		average exercise	Aggregate
	Warrants	price	intrinsic value
Outstanding at December 31, 2019	147,058	$4.08	$1,032,347
Issued	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding at June 30, 2020	147,058	$4.08	$2,264,693

There was no stock compensation expense related to warrants during the six months ended June 30, 2020 and 2019.

NOTE 6 OTHER LIABILITIES

The following is a summary of notes payable included in other current liabilities on the Company’s condensed consolidated balance sheets:

(in thousands)	June 30, 2020			December 31, 2019
		Non-			Non-
	Current	current		Current	current
	portion,	portion,		portion,	portion,
	net	net	Total	net	net	Total
Convertible 5% Notes Payable	$343	$—	$343	$190	$—	$190
Totals	$343	$—	$343	$190	$—	$190

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

The cumulative liability including accrued and unpaid interest of these notes was approximately $19.8 million at June 30, 2020 and $19.3 million at December 31, 2019. No payments have been made on the 5% Notes as of June 30, 2020.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments (see Note 4 for further details).

Other Current Liabilities

In 2018, we entered into an agreement with a contract manufacturer for the clinical and potential commercial supply of one of our product candidates. As part of this agreement, the contract manufacturer agreed to defer payment of certain costs and expenses under the agreement in exchange for the payment of an administrative fee. We have incurred expenses related to this agreement of approximately $51.8 million as of June 30, 2020, which include service fees, raw material costs and administrative fees. Payments of $27.0 million have been made to the contract manufacturer as of June 30, 2020. Accordingly, as of June 30, 2020, $24.8 million is included in other current liabilities in the Company’s unaudited condensed consolidated balance sheet. As of June 30, 2020, there are no long-term liabilities in the Company’s unaudited condensed consolidated balance sheet related to this agreement. We will incur an administrative fee of six percent (6%) per year starting from the date of invoice issuance. For the six months ended June 30, 2020, we have accrued $2.2 million in administrative fees in connection with these costs, which has been included in interest expense in the Company’s unaudited condensed consolidated statements of operations.

NOTE 7 LONG-TERM DEBT

On February 28, 2019 (the “Closing Date”), we entered into a term loan facility of up to $60.0 million (“Term Loan”) with Hercules Capital, Inc. (“Hercules”), the proceeds of which were used for research and development programs and for general corporate purposes. The Term Loan is governed by a loan and security agreement, dated February 28, 2019 (the “Loan Agreement”), which provides for up to four separate advances. The first advance of $30.0 million was drawn on the Closing Date. Two additional advances of $10.0 million may be drawn at our option, but are subject to the clinical trial milestones identified in the Term Loan, and the fourth advance of $10.0 million, available in minimum increments of $5.0 million, is available through December 15, 2020 subject to the approval of Hercules’ investment committee.

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

The Term Loan is secured by a lien on substantially all of our assets, other than intellectual property, and contains customary covenants and representations, including a liquidity covenant, financial reporting covenant and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries. As of June 30, 2020 and through the filing date of this report, the Company has been in compliance with all covenants.

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

The Company incurred financing expenses of $2.8 million (including the fair value of the Hercules Warrant) related to the Hercules Loan Agreement which are recorded as debt issuance costs and as an offset to long-term debt on the Company’s unaudited condensed consolidated balance sheet. The debt issuance costs are being amortized over the term of the debt using the straight-line method, which approximates the effective interest method, and are included in interest expense in the Company’s unaudited condensed consolidated statements of operations. Amortization of debt issuance costs was $0.2 million and $0.5 million for the three and six months ended June 30, 2020, respectively. At June 30, 2020, the remaining unamortized balance of debt issuance costs was $1.5 million.

Long-term debt as of June 30, 2020 is as follows:

June 30,
(in thousands)	2020
Long-term debt	$30,000
End of term fee	975
30,975
Less: unamortized debt issuance costs	(1,542)
29,433
Less: current portion	(7,200)
Long-term debt non-current	$22,233

NOTE 8 LEASES

In October 2014, we entered into an agreement (the “Office Agreement”) with Fortress Biotech, Inc. (“FBIO”) to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.4 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. At January 1, 2019, we recognized a lease liability and corresponding Right-of-Use (“ROU”) asset of $9.5 million and $8.1 million, respectively, based on the present value of the remaining lease payments for all of our leased office spaces, the majority of which is comprised of our New York City office space.

The initial commitment period of the 45% rate was for a period of three (3) years. We and FBIO currently determine actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. As of June 30, 2020, the allocation rate is 61% and will be evaluated again in August 2020 for the following rent year. Also in connection with this lease, in October 2014 we pledged $0.6 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying consolidated balance sheets. Additional collateral of $0.6 million was pledged in April 2018 to increase the letter of credit for the office space.

In October 2019, we finalized a five-year lease for office space in New Jersey (the “NJ Lease”). We approximate an average annual rental obligation of $0.3 million under the NJ Lease. We took possession of this space in October 2019, with rental payments beginning in November 2019. We incurred rent expense of $0.2 million for the six months ended June 30, 2020.

The present values of our lease liability and corresponding ROU asset are $11.6 million and $9.1 million, respectively, as of June 30, 2020. Our leases have remaining lease terms of less than 1 year to 12 years. One lease has a renewal option to extend the lease for an additional term of 1 year. The following components of lease expense are included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2020:

	Three months	Six months
	ended,	ended,
	June 30,	June 30,
(in thousands)	2020	2020
Operating lease cost	$570	$1,077
Net lease cost	$570	$1,077

As of June 30, 2020, the weighted-average remaining operating lease term was 8.0 years and the weighted-average discount rate for operating leases was 10.25%. Cash paid for amounts included in the measurement of operating lease liabilities during the six months ended June 30, 2020 was $2.4 million.

The balance sheet classification of lease liabilities was as follows:

June 30,
(in thousands)	2020
Liabilities
Lease liability current portion	$1,655
Lease liability non-current	9,938
Total lease liability	$11,593

As of June 30, 2020, the maturities of lease liabilities were as follows:

Operating
(in thousands)	leases
Remainder of 2020	$948
2021	1,889
2022	1,911
2023	1,913
2024	1,796
After 2024	10,615
Total lease payments	19,072
Less: interest	(7,479)
Present value of lease liabilities(*)	$11,593
(*)

As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date and considering the term of the lease to determine the present value of lease payments. We used the incremental borrowing rate of 10.25% on February 28, 2019, for operating leases that commenced prior to that date.

NOTE 9 LICENSE AGREEMENTS

TG-1101 (Ublituximab)

In November 2012, we entered into an exclusive (within the territory) sublicense agreement with Ildong Pharmaceutical Co. Ltd. (“Ildong”) relating to the development and commercialization of ublituximab in South Korea and Southeast Asia. Under the terms of the sublicense agreement, Ildong has been granted a royalty bearing, exclusive right, including the right to grant sublicenses, to develop and commercialize ublituximab in South Korea, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Philippines, Vietnam, and Myanmar. An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $38,000 for each of the three months ended June 30, 2020 and 2019, and approximately $76,000 for each of the six months ended June 30, 2020 and 2019, and, at June 30, 2020 and December 31, 2019, have deferred revenue of approximately $0.8 million and $0.9 million, respectively, associated with this $2 million payment (approximately $152,000 of which has been classified in current liabilities at June 30, 2020 and December 31, 2019).

We may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to us on net sales of ublituximab in the sublicense territory.

TG-1501: PDL1 (Cosibelimab)

In March 2015, we entered into a Global Collaboration Agreement (“Collaboration Agreement”) with Checkpoint Therapeutics, Inc. (“Checkpoint”) for the development and commercialization of anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies. The Collaboration Agreement was amended in June 2019 and in March of 2020 achieved the first Milestone event for which we incurred expenses of zero and approximately $0.9 million for the three and six months ended June 30, 2020.

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

TG-1701: BTK

In January 2018, we entered into a global exclusive license agreement with Jiangsu Hengrui Medicine Co. (“Hengrui”), to acquire worldwide intellectual property rights, excluding Asia but including Japan, and for the research, development, manufacturing, and commercialization of products containing or comprising of any of Hengrui’s Brutons Tyrosine Kinase inhibitors containing the compounds of either TG-1701 (SHR1459 or EBI1459) or TG1702 (SHR1266 or EBI1266). Pursuant to the agreement, in April 2018, we paid Hengrui an upfront fee of $1.0 million in our common stock recorded to noncash stock expense associated with in-licensing agreements in our condensed consolidated statement of operations. In addition, in July 2019, we paid Hengrui the first milestone of $0.1 million in our common stock recorded to noncash stock expense associated with in-licensing agreements in our consolidated statement of operations. Hengrui is eligible to receive milestone payments totaling approximately $350 million upon and subject to the achievement of certain milestones. Various provisions allow for payments in conjunction with the agreement to be made in cash or our common stock, while others limit the form of payment. Royalty payments in the low double digits are due on net sales of licensed products and revenue from sublicenses. We incurred expenses of approximately $0.9 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively, and, $1.8 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively, the majority of which relates to manufacturing expenses of BTK. The relevant expenses are recorded in other research and development in the accompanying unaudited condensed consolidated statement of operations.

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

Under the Office Agreement, we agreed to pay FBIO our portion of the build out costs, which have been allocated to us at the 45% rate mentioned above. The allocated build-out costs have been recorded in Leasehold Interest, net on the Company's condensed consolidated balance sheets and will be amortized over the 15-year term of the Office Agreement. The initial commitment period of the 45% rate was for a period of three (3) years. We and FBIO currently determine actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. As of June 30, 2020, the allocation rate is 61% and will be evaluated again in August 2020 for the following rent year. Also, in connection with this lease, in October 2014 we pledged $0.6 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying consolidated balance sheets. Additional collateral of $0.6 million was pledged in April 2018 to increase the letter of credit for the office space.

In July 2015, we entered into a Shared Services Agreement (the “Shared Services Agreement”) with FBIO to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. This Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $0.4 million for shared services for each of the six months ended June 30, 2020 and 2019, and expenses of approximately $0.2 million for each of the three months ended June 30, 2020 and 2019, primarily related to shared personnel.

In March 2015, we entered into a Global Collaboration Agreement (“Collaboration Agreement”) with Checkpoint for the development and commercialization of anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies. The Collaboration Agreement was amended in June 2019 and upon execution of the amendment we incurred an upfront fee of $1.0 million. We incurred expenses of approximately $1.0 million and $1.4 million for the six months ended June 30, 2020 and 2019, respectively, and expenses of approximately $0.04 million and $1.1 million for the three months ended June 30, 2020 and 2019.

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

OVERVIEW

We are a biopharmaceutical company dedicated to developing and delivering medicines for patients with B-cell mediated diseases, including chronic lymphocytic leukemia (CLL), non-Hodgkin lymphoma (NHL) and multiple sclerosis (MS). We have developed a robust B-cell directed research and development (R&D) platform for identification of key B-cell pathways of interest and rapid clinical testing. Currently, we have five B-cell targeted drug candidates in clinical development, with the two lead therapies, ublituximab (TG-1101) and umbralisib (TGR-1202), in pivotal trials for CLL and NHL, with ublituximab also in pivotal trials for MS. Ublituximab is a novel anti-CD20 monoclonal antibody (mAb) that has been glycoengineered for enhanced potency. Umbralisib is an oral, once daily, dual inhibitor of PI3K-delta and CK1-epsilon. When used together in combination therapy, ublituximab and umbralisib are referred to as “U2.” Additionally, in early clinical development we have an anti-PD-L1 monoclonal antibody referred to as cosibelimab (TG-1501), an oral Bruton’s Tyrosine Kinase (BTK) inhibitor referred to as TG-1701, and an anti-CD47/CD19 bispecific antibody referred to as TG-1801.

We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates.

OUR PRODUCTS UNDER DEVELOPMENT

We have leveraged our B-cell platform to develop a robust drug pipeline of targeted orally available, potent and selective small molecule kinase inhibitors and intravenously delivered immunotherapies that leverage the patients’ own immune system to fight cancer. We currently own worldwide development and commercial rights, subject to certain limited geographical restrictions, to all of our preclinical and clinical programs. The following table summarizes our most advanced drug candidates:

Clinical Drug Candidate (molecular target)	Initial Target Disease	Stage of Development (trial name)
Ublituximab/TG-1101 (anti-CD20 mAb)	Chronic Lymphocytic Leukemia	Phase 3 trial (UNITY-CLL) Phase 2 trial (ULTRA-V)
	Relapsing Multiple Sclerosis	Phase 3 trials (ULTIMATE I and II)
Umbralisib/TGR-1202 (PI3K-delta inhibitor)	Chronic Lymphocytic Leukemia	Phase 3 trial (UNITY-CLL) Phase 2 trial (ULTRA-V)
	Marginal Zone Lymphoma	Phase 2b trial (UNITY-NHL)
	Follicular Lymphoma/Small Lymphocytic Lymphoma	Phase 2b trial (UNITY-NHL)
Cosibelimab/TG-1501 (anti-PDL1 mAb)	B-cell cancers	Phase 1 trial
TG-1701 (BTK inhibitor)	B-cell cancers	Phase 1 trial
TG-1801 (anti-CD47/CD19 bispecific Ab)	B-cell cancers	Phase 1 trial

Phase 3 and Registration-Directed Clinical Trial Highlights

We have several Phase 3 and registration-directed Phase 2b clinical trials ongoing that may support marketing applications for approval. Our most advanced trials, UNITY-NHL MZL & FL single agent cohorts, UNITY-CLL, and the ULTIMATE I & II trials, have all completed enrollment and have either completed their primary analysis or are nearing completion.  Accordingly, we would expect to see minimal impact on the conduct and our proposed timelines for these three trials related to the COVID-19 pandemic. However, as the pandemic evolves, we will continue to evaluate each trial, monitor potential implications, and work closely with our investigational sites, CROs, and vendors to develop continuity plans.

The following are highlights from our current Phase 3 trials and registration-directed Phase 2b clinical trials:

●

UNITY-NHL Phase 2b Trial: UNITY-NHL is a global Phase 2b registration-directed clinical trial designed to evaluate the efficacy and safety of single-agent umbralisib and U2 combinations in patients with previously treated NHL. The marginal zone lymphoma (MZL) and the follicular lymphoma (FL)/small lymphocytic lymphoma (SLL) single agent umbralisib cohorts of this trial are fully enrolled. The primary objective of these cohorts is to assess the efficacy of single agent umbralisib as measured by Overall Response Rate (ORR).

●

UNITY-NHL MZL and FL Single Agent Umbralisib Cohorts: The MZL cohort enrolled adult patients who had at least one prior line of therapy that included an anti-CD20 monoclonal antibody. In February 2019, we announced that the MZL cohort met the primary endpoint of ORR as determined by an Independent Review Committee (IRC) for all treated patients (n=69). The results met our target guidance of 40-50% ORR. Interim safety and efficacy data from the MZL cohort were presented in an oral presentation at the American Association for Cancer Research (AACR) annual meeting on April 1, 2019. The data presented included safety and tolerability data on all 69 treated patients (safety population) and efficacy data on 42 patients who were enrolled for at least 9 cycles (28-day cycles) prior to the data cut-off date (interim efficacy population). The safety population had a median duration of exposure of 6.9 months, and no unexpected toxicities were observed. Analysis of the interim efficacy population showed an ORR by IRC of 52%, including a 19% CR rate, an 88% clinical benefit rate (defined as patients obtaining Complete Response + Partial Response + Stable Disease) and a median duration of exposure of 10.1 months. These results were also presented in oral presentations during the 2019 American Society of Clinical Oncology (ASCO) annual meeting and the 2019 International Conference on Malignant Lymphoma (ICML) both held in June of 2019. Previously, in January 2019, the U.S. Food and Drug Administration (FDA) granted Breakthrough Therapy Designation (BTD) to umbralisib for the treatment of adult patients with MZL who have received at least one prior anti-CD20 regimen. In April 2019, the FDA granted orphan drug designation to umbralisib for the treatment of patients with any of the three types of marginal zone lymphoma: nodal, extranodal, and splenic MZL. In June of 2019, we had a BTD meeting with the FDA to discuss the MZL NDA submission strategy. The FL/SLL cohort enrolled adult patients who had two or more prior lines of therapy that included an anti-CD20 monoclonal antibody and an alkylating agent. In October 2019, we announced that the FL patients within this cohort met the primary endpoint of ORR as determined by IRC for all treated FL  patients (n=118). The results met our target guidance of 40-50% ORR. Importantly, single-agent umbralisib appeared to be well tolerated with a safety profile consistent with previous reports. In January of 2020, we received guidance from the FDA allowing submission of a single New Drug Application (NDA) for MZL and FL indications, and we initiated a rolling submission of an NDA to the FDA for umbralisib in MZL and FL. In March 2020, we announced that the FDA granted orphan drug designation to umbralisib for the treatment of FL. Most recently, in June 2020, we announced the completion of the rolling NDA submission.

d

●

UNITY-NHL Additional Cohorts: There are additional exploratory disease cohorts of the UNITY-NHL trial focused on diffuse large B cell lymphoma (DLBCL) and mantle cell lymphoma (MCL). In total, there are currently four cohorts in the UNITY-NHL trial, including MZL, FL/SLL, DLBCL, and MCL. Each cohort is evaluated separately from the others. The MZL, MCL and FL cohorts are currently enrolling additional patients exploring the combination of U2.

●

UNITY-CLL Phase 3 Trial Evaluating Umbralisib plus Ublituximab (U2): UNITY-CLL is a global Phase 3 randomized controlled clinical trial comparing the U2 combination to an active control arm of obinutuzumab plus chlorambucil in patients with both treatment-naïve and relapsed or refractory CLL. Two additional arms evaluating single agent ublituximab and single agent umbralisib were also enrolled for purposes of evaluating the contribution of each in the U2 combination regimen. The primary endpoint for this study is progression free survival (PFS) which we intend to use to support a BLA submission for approval of the U2 combination in CLL. The study completed enrollment in October 2017 with over 600 patients across the four treatment arms, with approximately 420 patients in the U2 and the active control arms combined. This trial is conducted under a Special Protocol Assessment (SPA) with the FDA. In March of 2020, the DSMB reviewed safety information from all 600+ CLL patients on the trial, including over 300 treatment-naïve and previously treated patients on single-agent umbralisib or in combination with ublituximab. Based on its review, no safety concerns were identified and the DSMB recommended that the UNITY-CLL trial continue without modification. In March 2020, we announced during our quarterly earnings call, that we reached an agreement with the FDA to conduct an interim efficacy analysis, which would allow us to stop the study early for a greater-than-expected PFS benefit. On May 5, 2020 we announced the UNITY-CLL trial met its primary endpoint at a prespecified interim analysis demonstrating a statistically significant improvement in PFS (p<.0001) and will be stopped early for superior efficacy. PFS was assessed by an IRC, and benefit was also seen across both previously untreated and relapsed/refractory patient populations.  Safety and other secondary endpoints are still being assessed and have not yet been reported.

●

ULTIMATE I & II Trials Evaluating Single Agent Ublituximab in RMS: ULTIMATE I and ULTIMATE II are two independent Phase 3 trials. Each trial is a global, randomized, multi-center, double-blinded, double-dummy, active-controlled study comparing ublituximab to teriflunomide in subjects with relapsing forms of Multiple Sclerosis (RMS). The primary endpoint for each study is Annualized Relapse Rate (ARR) following 96 weeks of treatment, which we intend to use to support a submission for approval of ublituximab in RMS. These trials are both being conducted under a SPA with the FDA. Full enrollment was completed in October of 2018, with approximately 1,100 subjects enrolled in both studies combined.

●

ULTRA-V Phase 2 Trial Evaluating U2 Plus Venetoclax in CLL: ULTRA-V is a Phase 2 open-label, multicenter, registration-directed clinical trial designed to investigate the efficacy and safety of ublituximab and umbralisib (U2) combined with venetoclax in subjects with treatment-naïve and relapsed or refractory CLL. The primary endpoints for this study are ORR and Complete Response (CR) rate. This trial is currently enrolling.

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

Our general and administrative expenses consist primarily of salaries and related expenses for executive, finance; commercial, medical, and other administrative personnel, recruitment expenses, expenses for pre-commercialization activities (including the build out of our medical affairs and commercial organizations and infrastructure), professional fees and other corporate expenses, including investor relations, legal activities and facilities-related expenses.

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

Our clinical trials will be lengthy and expensive. Even if these trials show that our drug candidates are effective in treating certain diseases, there is no guarantee that we will be able to record commercial sales of any of our drug candidates in the near future, or at all. In addition, we expect losses to continue as we fund in-licensing and development of new drug candidates. As we further our development efforts, we may enter into additional third-party collaborative agreements and incur additional expenses, such as licensing fees and milestone payments. In addition, we are establishing a commercial infrastructure to market, distribute, and sell our medicines following approval, if any, by the FDA or a foreign health authority, which has resulted in, and will continue to result in, additional expenses. As a result, our quarterly results may fluctuate and a quarter-by-quarter comparison of our operating results may not be a meaningful indication of our future performance.

RESULTS OF OPERATIONS

Three months ended June 30, 2020 and 2019

License Revenue. License revenue was approximately $38,000 for each of the three months ended June 30, 2020 and 2019. License revenue is related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $1.6 million for the three months ended June 30, 2020, as compared to $1.4 million during the comparable period in 2019. The increase in noncash compensation expense was primarily due to greater compensation expense related to more research and development personnel during the period ended June 30, 2020.

Other Research and Development Expenses. Other research and development expenses increased by $3.5 million to $34.9 million for the three months ended June 30, 2020, as compared to $31.4 million for the three months ended June 30, 2019. The increase in R&D expense is primarily attributable to ongoing late-stage clinical development programs and related manufacturing costs for ublituximab and umbralisib during the three months ended June 30, 2020.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants increased by $5.4 million to $5.8 million for the three months ended June 30, 2020, as compared to $0.4 million for the three months ended June 30, 2019. The increase in noncash compensation expense was primarily related to greater compensation expense during the three months ended June 30, 2020 related to restricted stock and stock options granted to executive personnel.

Other General and Administrative Expenses. Other general and administrative expenses was $8.6 million for the three months ended June 30, 2020, as compared to $2.3 million for the three months ended June 30, 2019. The increase was due primarily to increased personnel and other general and administrative costs, associated with preparations for a potential commercial launch. We expect our other general and administrative expenses to increase modestly during 2020 in preparation for potential launch.

Interest Expense. Interest expense increased by $1.1 million to $2.2 million for the three months ended June 30, 2020, as compared to $1.1 million for the three months ended June 30, 2019. The increase is mainly due to interest expense related to administrative fees in connection with contract manufacturing costs during the three months ended June 30, 2020.

Other Income. Other income was $0.2 million for the three months ended June 30, 2020, as compared to $0.4 million for the three months ended June 30, 2019. We expect our other income to remain at a comparable level for the remainder of 2020.

Six months ended June 30, 2020 and 2019

License Revenue. License revenue was approximately $76,000 for each of the six months ended June 30, 2020 and 2019. License revenue is related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $3.5 million for the six months ended June 30, 2020, as compared to $2.8 million during the comparable period in 2019. The increase in noncash compensation expense was primarily due to greater compensation expense related to more research and development personnel during the period ended June 30, 2020.

Other Research and Development Expenses. Other research and development expenses increased by $6.6 million to $68.9 million for the six months ended June 30, 2020, as compared to $62.3 million for the six months ended June 30, 2019. The increase in R&D expense is primarily attributable to ongoing late-stage clinical development programs and related manufacturing costs for ublituximab and umbralisib during the six months ended June 30, 2020.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants increased by $14.1 million to $14.9 million for the six months ended June 30, 2020, as compared to $0.8 million for the six months ended June 30, 2019. The increase in noncash compensation expense was primarily related to greater compensation expense during the six months ended June 30, 2020 related to restricted stock and stock options granted to executive personnel.

Other General and Administrative Expenses. Other general and administrative expenses was $13.8 million for the six months ended June 30, 2020, as compared to $4.3 million for the six months ended June 30, 2019. The increase was due primarily to increased personnel and other general and administrative costs, associated with preparations for a potential commercial launch. We expect our other general and administrative expenses to increase modestly during 2020 in preparation for potential launch.

Interest Expense. Interest expense increased by $1.5 million to $3.4 million for the six months ended June 30, 2020, as compared to $1.9 million for the six months ended June 30, 2019. The increase is mainly due to interest expense related to administrative fees in connection with contract manufacturing costs during the six months ended June 30, 2020.

Other Income. Other income was $0.5 million for the six months ended June 30, 2020, as compared to $0.7 million for the six months ended June 30, 2019. We expect our other income to remain at a comparable level for the remainder of 2020.

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

As of June 30, 2020, we had approximately $275.6 million in cash and cash equivalents, and investment securities. We anticipate that our cash, cash equivalents, and investment securities on hand as of June 30, 2020 will provide sufficient liquidity for more than a twelve-month period from the date of filing this Quarterly Report on Form 10-Q. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Cash used in operating activities for the six months ended June 30, 2020 was $105.9 million as compared to $69.2 million for the six months ended June 30, 2019. The increase in cash used in operating activities was due primarily to increased expenditures associated with our scale-up for manufacturing as well as ongoing clinical development programs and paydown of accounts payable and accrued expenses.

For the six months ended June 30, 2020, net cash provided by investing activities was $12.7 million as compared to cash used in investing activities of $0.7 million for the six months ended June 30, 2019. The increase in net cash provided by investing activities was primarily due to greater proceeds from the maturity of short-term investment in treasury securities during the six months ended June 30, 2020.

For the six months ended June 30, 2020, net cash provided by financing activities of $241.2 million related to proceeds from the issuance of common stock as part of our underwritten public offering in May 2020 and our ATM program.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of June 30, 2020, we have known contractual obligations, commitments and contingencies of $73.1 million related to our long-term debt, contract manufacturer and operating lease obligations.

Payment due by period (in thousands)
	Total	Less than 1 year	1‑3 years	3‑5 years	More than 5 years
Contractual obligations
Operating leases	$19,072	$1,893	$3,821	$3,513	$9,845
Long-term debt	30,000	7,200	22,800	—	—
Contract manufacturer	23,707	23,707	—	—	—
Total	$72,779	$32,800	$26,621	$3,513	$9,845

The terms of certain of our licenses, royalties, development and collaboration agreements, as well as other research and development activities, require us to pay potential future milestone payments based on product development success. The above table excludes such obligations as the amount and timing of such obligations are unknown or uncertain.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and related disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the applicable period. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition. The Company recognizes revenue under ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The core principle of this revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-11, Leases - Targeted Improvements (ASU 2018-11) as an update to ASU 2016-02, Leases (ASU 2016-02 or Topic 842) issued on February 25, 2016. ASU 2016-02 was effective for public business entities for fiscal years beginning January 1, 2019. ASU 2016-02 required companies to adopt the new leases standard at the beginning of the earliest period presented in the financial statements, which is January 1, 2017, using a modified retrospective transition method where lessees must recognize lease assets and liabilities for all leases even though those leases may have expired before the effective date of January 1, 2017. Lessees must also provide the new and enhanced disclosures for each period presented, including the comparative periods.

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

ASU 2018-11 was effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with earlier adoption permitted. The Company adopted ASU 2018-11 on January 1, 2019 using a modified retrospective method and did not restate comparative periods. We elected the package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification and our assessment on whether a contract is or contains a lease. The adoption of this guidance resulted in the addition of material balances of right of use assets and lease liability to our consolidated balance sheets at January 1, 2019, primarily relating to our lease of office space (see Note 8). The impact to our consolidated statements of operations was not material as a result of this standard.

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

ASU 2018-07 was effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted ASU 2018-07 on January 1, 2019. The adoption of ASU 2018-07 did not have a material effect on our consolidated financial statements as of January 1, 2019. The adoption of ASU 2018-07 had no impact on nonemployee performance awards as they are measured based on the outcome that is probable.

Other pronouncements issued by the FASB or other authoritative accounting standards group with future effective dates are either not applicable or not significant to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of June 30, 2020, our portfolio of financial instruments consists of cash equivalents, including bank deposits, and investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2019, a novel strain of coronavirus which causes a disease referred to as COVID-19, was first detected in Wuhan, China, and has since spread around the world. On March 11, 2020, the World Health Organization declared that the rapidly spreading COVID-19 outbreak had evolved into a pandemic. In response to the pandemic, many governments around the world are implementing a variety of control measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses.

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

The ongoing COVID-19 pandemic has presented substantial public health challenges and is impacting the global healthcare system, including the conduct of clinical trials in the U.S. and other parts of the world. As a result of the COVID-19 pandemic, we may encounter delays in our clinical development program.  The majority of our clinical trials involve patients with cancer or those receiving ongoing immunosuppressive therapy who may be at higher risk of infection. These patients are thus more likely to be subject to travel restrictions and self-quarantining and may be more likely to withdraw from our clinical trials or unable to complete study assessments. We have made efforts to allow patients currently enrolled in our ongoing clinical trials to continue unimpeded and have continued to allow new patients to enroll in our trials. While we have allowed continued enrollment to our trials, many trial sites have limited enrollment or suspended enrollment entirely in response to the COVID-19 pandemic which may affect our ability to enroll to our trials and meet our projected timelines.

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

Further, we may not be able to complete our clinical trials that we initiated more recently and for which we have not yet completed enrollment in the time frame that we had previously planned.  In addition, the pandemic may adversely affect our ability to conduct new trials. Some factors from the COVID-19 outbreak that may delay or otherwise adversely affect our clinical trial programs, as well as adversely impact our business generally, include:

●	delays or difficulties in clinical site initiation, including difficulties in recruiting and retaining clinical sites, impacts on compliance with clinical study protocols, delays enrolling patients in our clinical trials, decreased enrollment in our clinical trials or increased rates of patients withdrawing from our clinical trials following enrollment, in each case, as a result of patients contracting COVID-19, being forced to quarantine, experiencing reluctance to seek medical attention in a healthcare facility setting, or otherwise not being able or willing to complete study assessments, particularly for older patients or others with a higher risk of contracting COVID-19;
●	impacts to clinical results, including an increased number of observed adverse events, as a result of participants enrolled in our clinical trials contracting COVID-19;
●	diversion of healthcare resources, including clinical trial investigators and staff, away from the conduct of clinical trials to focus on pandemic concerns or, when the pandemic subsides, to address the backlog of patients who have deferred medical procedures during the pendency of the pandemic;
●	limitations on travel, including limitations on domestic and international travel, and government-imposed quarantines or restrictions imposed by key third parties that could interrupt key trial activities, such as clinical trial site initiations and monitoring, which may impact the integrity of subject data and clinical study endpoints;
●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages or interruption in global shipping that may affect the transport of clinical trial materials;
●	disruptions and delays caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home across the healthcare system;
●	disruptions in or delays to regulatory approvals, inspections, reviews or other regulatory activities, including review of NDAs and approvals of protocol changes or amendments to Special Protocol Assessments (SPA), as a result of the spread of COVID-19 affecting the operations of the U.S. Food and Drug Administration (FDA) or other regulatory authorities;
●	changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
●	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States;
●	difficulties launching or commercializing products, including due to reduced access to doctors as a result of social distancing protocols; and
●	negative effects on the quality, completeness, integrity, interpretability and cost of our clinical study data.

The disruptions discussed above and other consequences of COVID-19 pandemic could result in missed study visits or study procedures in our clinical trials, which could lead to an abundance of protocol deviations that impact the interpretability of the trial results.  A significant number of deviations may call into question whether the execution of a clinical trial was consistent with the protocol, which is of particular importance where study designs were agreed to as part of a SPA as in the case of our Phase 3 clinical trial for the combination of ublituximab plus umbralisib for patients with chronic lymphocytic leukemia (UNITY-CLL) and our registration program for ublituximab in relapsing multiple sclerosis (ULTIMATE I and II).  In extreme cases, significant deviations from the protocol may be considered a violation of the SPA and result in potential rescindment of the SPA agreement, which could adversely affect our ability to use the results of the impacted study to support a future regulatory application.

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

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors, and the medical community. Commercial success also will depend, in large part, on the coverage and reimbursement of our product candidates by third-party payors, including private insurance providers and government payors. The degree of market acceptance of any approved product would depend on a number of factors, including:

●	the efficacy, safety and tolerability as demonstrated in clinical trials;
●	the timing of market introduction of such product candidate as well as competitive products;
●	the clinical indications for which the product is approved;
●	acceptance by physicians, major operators of cancer or neurology clinics and patients of the product as a safe, tolerable and effective treatment;
●	the potential and perceived advantages of the product candidate over alternative treatments;
●	the safety and tolerability of the product candidate in a broader patient group;
●	the cost of treatment in relation to alternative treatments;
●	the availability of adequate reimbursement by third party payors and government authorities;
●	changes in regulatory requirements by government authorities for the product candidate;
●	relative convenience and ease of administration;
●	the prevalence and severity of side effects and adverse events;
●	the effectiveness of our sales and marketing efforts; and
●	favorable or unfavorable publicity relating to the product or relating to the Company.

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

We have not yet demonstrated our ability to successfully obtain regulatory approvals, manufacture a commercial scale drug, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop one new drug from the time it is discovered to when it is available for treating patients. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history. We are transitioning from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

Since inception, we have focused substantially all of our efforts and financial resources on clinical trials and manufacturing of our drug candidates. To date, we have financed our operations primarily through public offerings of our common stock and a debt financing. Through July 30, 2020, we have received an aggregate of approximately $879 million from such transactions. Approximately $849 million of that amount constitutes the aggregate gross proceeds from the sale of common stock in one or more offerings and through the use of our at the market sales program, or ATM. The remaining $30.0 million is from our term loan facility with Hercules (as defined below) that we secured in February 2019.

Since inception, we have incurred significant operating losses. As of June 30, 2020, we had an accumulated deficit of $805.2 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future.  Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.  We expect to continue to incur significant research and development expenses in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, if we obtain regulatory approval for our drug candidates, we will incur significant sales, marketing and outsourced-manufacturing expenses. We also have incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate revenue.

To date, we have not generated any significant revenue from our drug candidates, and it is uncertain when and if we will generate any revenue from the sale of our drugs in the future. Our ability to become profitable depends upon our ability to generate significant and sustained revenues. To obtain significant and sustained revenues, we must succeed, either alone or with others, in developing, obtaining regulatory approval for and manufacturing and marketing our product candidates. Accordingly, we do not expect to generate significant and sustained revenue unless and until we obtain marketing approval of, and begin to sell umbralisib, ublituximab and/or one of our other product candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

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

The development of pharmaceuticals is capital-intensive. We are currently advancing our most advanced drug candidates, umbralisib, ublituximab, cosibelimab, TG-1701 and TG-1801 through clinical development. While we may experience short-term decreases in clinical trial expenses as our larger Phase 3 clinical trials complete and before our Phase 1 and 2 programs can advance into Phase 2 and 3, we do expect over time our overall expenses will increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, seek marketing approval for, and develop an infrastructure to commercialize our drug candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Moreover, in anticipation of submitting applications for regulatory approvals for umbralisib and ublituximab in chronic lymphocytic leukemia (CLL) and for ublituximab in relapsing multiple sclerosis (MS) we will need to expend substantial resources on manufacturing and NDA/biologics license application (BLA) preparation over the next 12 to 18 months, which could exceed any cost savings associated with lower clinical trial expenses during the same period.

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

In February 2019, we entered into a Loan and Security Agreement (the Loan Agreement), with Hercules Capital, Inc., a Maryland corporation (Hercules) (See Note 7 to our consolidated financial statements for more information). Under the Loan Agreement, Hercules will provide access to term loans with an aggregate principal amount of up to $60.0 million (the Term Loan). Concurrently with the closing of the Loan Agreement, we borrowed an initial tranche of $30.0 million. In addition, we have incurred short-term liabilities of approximately $23.7 million with a contract manufacturing organization (CMO) for the scale-up, tech-transfer, and long-term supply of one of our drug candidates. This is an expensive and lengthy process and we expect to incur additional obligations associated with these ongoing manufacturing activities over the course of the next 24 months, and potentially longer. To date, this CMO has provided payment terms which we believe are reasonable; however, no assurance can be given that such terms will continue to be available to us in the future. No assurances can be made that the obligations associated with the Loan Agreement and the CMO will not have a material adverse impact on our financial condition.

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

We are a development-stage biopharmaceutical company, and do not currently have any commercial products that generate revenues or any other sources of revenue. We may never be able to successfully develop marketable products. Our pharmaceutical development methods are unproven and may not lead to commercially viable products for a variety of reasons. We have substantially invested all of our efforts and financial resources in the identification and pre-clinical and clinical development of our drug candidates, including ublituximab, umbralisib, cosibelimab, TG-1701 and TG-1801. Our ability to generate drug revenues will depend completely on the successful completion of our current and future Phase 3 and registration-directed clinical trials and commercialization of our drug candidates, which may never occur. We currently generate no revenues from sales of any drugs, and we may never be able to develop or commercialize a marketable drug. Each of our drug candidates will require additional non-clinical or clinical development, management of clinical, non-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining or manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from drug sales. The success of our most advanced drug candidates and other drug candidates will depend on several factors, including the following:

●	Successful completion of our UNITY-NHL trial and our ULTIMATE I and II trials;
●	Successful preparation of the complete data set from the UNITY-CLL trial within the timeframe we have projected;
●	Receipt of regulatory approvals from applicable regulatory authorities for our drug candidates;
●	Establishing commercially viable arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
●	Obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our drug candidates;
●	Establishing sales and marketing capabilities, whether alone or through a collaboration, to support commercialization of our drug candidates;
●	Acceptance of the drug candidates, if and when approved, by patients, the medical community and third-party payors;
●	Effectively differentiating and competing with other therapies;
●	Establishing appropriate prices for any drug candidates that receive regulatory approval that reflect the value that the drug candidates offer in the indications for which they are approved;
●	Obtaining and maintaining healthcare coverage and adequate reimbursement;
●	Enforcing and defending intellectual property rights and claims; and
●	Maintaining an acceptable safety profile of the drug candidates following approval.

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

For instance, early clinical results seen with ublituximab (TG-1101) and/or umbralisib (TGR-1202) in a small number of patients may not be reproduced in expanded or larger clinical trials such as in our UNITY-CLL, UNITY-NHL or the ULTIMATE I and II trials. Individually reported outcomes of patients treated in clinical trials may not be representative of the entire population of treated patients in such studies. Larger scale Phase 3 studies, which are often conducted internationally, are inherently subject to increased operational risks compared to earlier stage studies, including the risk that the results could vary on a region to region, or country to country basis which could materially adversely affect the outcome of the study or the opinion of the validity of the study results by applicable regulatory agencies. In addition, early clinical trial results from interim analysis or from the review of a Data Safety Monitoring Board (DSMB) or similar safety committee may not be reflective of the safety or efficacy results of the entire study, when completed. Clinical trial results can change over time as additional patients are added to a study or as additional follow-up is conducted, which may result in a material negative impact on the preliminary results. For instance, we announced that the MZL and the FL cohorts of the UNITY-NHL study met the primary endpoint of overall response rate (ORR), falling within our target range which was between 40%-50%, and while we believe that the ORR results have the potential to increase over time within this range, or beyond, as patients continue to be followed, no assurance can be given that this will be the case, and the results may ultimately fall at the lower end of the range. Further, time to event based endpoints such as duration of response (DOR) and PFS have the potential to change, sometimes drastically, with longer follow-up. No assurance can be provided that the ORR, DOR and PFS data from the MZL and FL cohorts of the UNITY-NHL study will be supportive of an FDA approval or will support broad market uptake based on the profile of competitor drugs which may be available. While the MZL and FL cohorts of the UNITY-NHL study met their primary endpoint, each cohort of this study is operated and analyzed independently, and no assurance can be given that other cohorts from the UNITY-NHL study, including the Mantle Cell Lymphoma cohort, the Diffuse Large B-cell Lymphoma (DLBCL) cohort, or the SLL patients enrolled within the FL/SLL cohort will meet their primary endpoint, have a positive outcome, or will be supportive of an FDA submission.  In addition, on May 5, 2020, we announced that the UNITY-CLL study met the primary endpoint of PFS at a preplanned interim analysis and that the study would be stopped early based on the recommendation of the independent data safety monitoring board (DSMB) that conducted the interim analysis.  The interim analysis was of the primary PFS endpoint only and did not include safety or other secondary endpoints.  No assurance can be given that the safety data, when available, will be acceptable or consistent with previously reported results of from studies involving single agent umbralisib or ublituxumab or the two product candidates in combination regimens or that other secondary endpoints in the trial will be met.

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

Many of the results reported in our early clinical trials rely on local investigator-assessed safety and efficacy outcomes which may differ from results assessed in a blinded, independent, centrally reviewed manner, often required of adequate and well-controlled registration-directed clinical trials which may be undertaken at a later date. All of our current Phase 3 and registration-directed studies such as UNITY-CLL, UNITY-NHL and the ULTIMATE I and II trials utilize blinded, independent, central review to assess the primary endpoint of such studies. If the results from interim analyses are not consistent with final results or results from our registration-directed trials are different from the results found in the earlier studies of ublituximab and umbralisib, we may need to terminate or revise our clinical development plan, which could extend the time for conducting our development program and could have a material adverse effect on our business. For example, in January 2019, we presented to the FDA, interim results from the MZL cohort of our UNITY-NHL trial that supported the granting of Breakthrough Therapy Designation (BTD). These interim results were also presented at the 2019 AACR annual meeting, 2019 ASCO annual meeting, and the 2019 ICML.  In October 2019, we announced that the FL cohort of the UNITY-NHL trial met our target range for overall response rate based on interim preliminary data.  No assurance can be given that the final results from the MZL cohort or FL cohort will reflect the activity seen in these interim results, or that the final results will be sufficient to file for accelerated approval for umbralisib for the treatment of MZL and FL. Similarly, while we have reported top-line efficacy results from a preplanned interim analysis of the UNITY-CLL trial announcing that the trial met its primary endpoint of PFS, there is no assurance that the safety profile will be acceptable or that other secondary endpoints will be met. Moreover, while we believe one of the key differentiators for umbralisib is its tolerability and side effect profile compared to other drugs in the same class, no assurance can be given that a differentiated safety and tolerability profile will be realized in our Phase 3 or registration-directed trials such as UNITY-CLL or UNITY-NHL. Specifically, we have not yet assessed the final safety data from the MZL or FL cohorts of the UNITY-NHL study as patients continue on therapy nor have we assessed the safety data from the UNITY-CLL study, therefore there can be no assurance given that the final safety data from these studies, once fully analyzed, will be consistent with prior safety data presented on umbralisib, will be differentiated from other similar agents in the same class, or that it will be favorable enough to support regulatory approvals for the indications studied. In addition, no assurance can be given that new toxicities, or an increase in the severity or frequency of previously seen toxicities, will not be observed, which could have a material negative impact on the approvability or marketability of umbralisib or any of our product candidates. Finally, while the Phase 2 data for ublituximab in MS looked promising, no assurance can be given that the safety, tolerability and efficacy profile will carry into Phase 3 and that the ULTIMATE I and II clinical trials will be positive.

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

Successful completion of our clinical trials is a prerequisite to submitting an New Drug Application (NDA) or a Biologics License Application (BLA) to the U.S. FDA and a Marketing Authorization Application in the European Union for each drug candidate and, consequently, the ultimate approval and commercial marketing of our drug candidates. We do not know whether any of our on-going or future clinical trials for our drug candidates will be completed on schedule, if at all.

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

We also could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the DSMB for such trial or by the FDA or other regulatory authorities. Such health authorities may impose a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. The DSMB for the UNITY-NHL study meets regularly to review ongoing safety from that study, in an unblinded manner if applicable, and may recommend modification to the study design or closure of the study entirely based on the DSMB’s interpretation of the benefit/risk of the study.  While we develop charters that guide the nature of the DSMB meetings, their analysis and interpretation of study data occurs independently from us and is wholly within their control.  Even if the DSMB finds no safety concerns and recommends no modifications to the ongoing study, this does not mean the safety profile reported in the study may support a marketing approval or commercial acceptance if marketing approval is granted. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our drug candidates.

Further, the FDA may disagree with our clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. This could happen even for a protocol that has received a SPA. In September 2015, we announced a Phase 3 clinical trial for the combination of ublituximab plus umbralisib for patients with CLL, which is being conducted pursuant to an SPA with the FDA (UNITY-CLL) and in August 2017 we announced an SPA for our registration program for ublituximab in RMS (ULTIMATE I and II). Many companies which have been granted SPAs have ultimately failed to obtain final approval to market their drugs. Since we are seeking approvals under SPAs for some of our product registration strategies, based on protocol designs negotiated with the FDA, we may be subject to enhanced scrutiny. Further, while changes or amendments to protocols are common during conduct of a clinical trial, protocol changes or amendments to a study that is being conducted under SPA will have to be reviewed and approved by the FDA to verify that the SPA agreement is still valid. The FDA’s willingness to agree to changes or amendments to a protocol or statistical analysis plan under a SPA agreement is wholly within the FDA’s discretion.  Such re-reviews also provide an opportunity for the FDA to scrutinize any aspect of the study design and conduct, even if previously agreed to under the existing SPA.  Failure to reach agreement with the FDA for protocol changes or modifications for any study we conduct under a SPA could have a material negative impact to our ability to execute these studies. Even if the primary endpoint in a Phase 3 clinical trial is achieved, a SPA does not guarantee approval.

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

We have and will continue to explore strategies for ublituximab and/or umbralisib that involve use of the FDA’s accelerated approval pathway. Obtaining accelerated approval for an agent requires demonstration of meaningful benefit over all available therapies for a serious condition. While we believe we have an understanding of what is considered available therapy today, ultimately the determination of what constitutes available therapy is wholly up to the FDA and is subject to change. No assurance can be given that other agents will not receive full approval prior to our potential receipt of accelerated approval. If that were to occur, no assurance can be given that we would be successful in proving meaningful benefit over those later approved drugs. If we were unable to prove meaningful benefit over any such agents, we would be effectively blocked from receiving accelerated approval. We announced that we have submitted an NDA for accelerated approval of umbralisib based on the results from the MZL and FL cohorts from our UNITY-NHL trial. No assurance can be given that umbralisib will obtain accelerated approval for either MZL or FL for a variety of reasons, including, without limitation, if we are unable to demonstrate meaningful benefit over a currently approved agent/regimen or any new treatment, if any, that receives full approval prior to our potential receipt of accelerated approval. Previously, we were hopeful to utilize the results from our GENUINE study for accelerated approval but the intervening full approval of a new therapy for the treatment of relapsed/refractory CLL has made that potential application more challenging. In October 2019, we announced that final results from the GENUINE study demonstrated improved progression-free survival for the combination arm compared to ibrutinib alone.  Despite this positive outcome, no assurance can be given that a filing based on the GENUINE results will ever be made, or if made would result in a favorable review by regulatory authorities.

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

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates or any future product candidates are subject to extensive regulation by the FDA in the United States and by comparable health authorities worldwide. In the United States, we are not permitted to market a product candidate until we receive approval of a BLA or NDA from the FDA. The process of obtaining BLA and NDA approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Approval policies or regulations may change, and the FDA has substantial discretion in the pharmaceutical approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. In addition, the FDA may require post-approval clinical trials or studies which also may be costly. The FDA approval for a limited indication or approval with required warning language, such as a box warning, could significantly impact our ability to successfully market our product candidates. Finally, the FDA may require adoption of a REMS requiring prescriber training, post-market registries, or otherwise restricting the marketing and dissemination of these products. Despite the time and expense invested in the clinical development of product candidates, regulatory approval is never guaranteed. Assuming successful clinical development, we intend to seek product approvals in countries outside the United States. As a result, we would be subject to regulation by the EMA, as well as the other regulatory agencies in these countries.

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

Ublituximab received orphan drug designation from the FDA for the treatment of MZL (nodal and extranodal) in September 2013, for the treatment of CLL in August of 2010, and orphan drug designation by the EMA for the treatment of CLL in November of 2009. We also obtained orphan drug designation for umbralisib as monotherapy for the treatment of CLL in August 2016 and all three types of MZL (nodal, extranodal and splenic) in April 2019, and in January 2017, we announced that the FDA granted orphan drug designation covering the combination of ublituximab and umbralisib for the treatment of patients with CLL and DLBCL. As part of our business strategy, we may seek orphan drug designation for our other drug candidates; however, we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the U.S. Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

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

Our product candidates are currently manufactured in relatively small batches for use in pre-clinical and clinical studies. Process improvements implemented to date have changed, and process improvements in the future may change, the activity and/or analytical profile of the product candidates, which may affect the safety and efficacy of the products. For instance, the manufacturing process for ublituximab has undergone several process improvements during the clinical trial process which have resulted in analytical differences between the materials. Such process improvements continued during the conduct of Phase 3 and materials from more than one manufacturing process were utilized in the Phase 3 UNITY-CLL trial. While analytical differences exist between those materials, we do not believe the differences will alter the safety or efficacy profile of ublituximab. However, it is possible that additional and/or different adverse events may appear among patients exposed to drug product manufactured under one process compared to the other, or that adverse events may arise with greater frequency, intensity and duration among patients exposed to drug product manufactured under one process compared to the other. Additionally, the efficacy of ublituximab also can be negatively impacted by such process changes. Given the uncertainty of the impact on product specifications, quality and performance, process improvements made during Phase 3 development carry a higher level of risk than those made prior to Phase 3 development. If there are significant differences in product attributes between the two materials, we may need to adjust our statistical analysis plans of the Phase 3 study to confirm that there is no difference in safety or efficacy between product made by each process in order to allow us to utilize data from all enrolled patients, as well as be able to integrate clinical safety and/or efficacy results across studies to support any potential marketing application. There can be no assurance given that such analyses will be successful in demonstrating no clinical differences between these drug products, which could substantially impact the approvability of the combination umbralisib and ublituximab based on the results of the UNITY-CLL study. In such circumstances, that would have a material adverse effect on the Company.

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

The precise incidence and/or prevalence of CLL, relapsed/refractory MZL, relapsed/refractory FL and multiple sclerosis (MS) are unknown. Our projections of both the number of people who are affected by disease within our target indications, as well as the subset of these people who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. Our beliefs are typically based on one on one and group interactions with target physicians, and our estimates have been derived from a variety of sources, including the scientific literature, healthcare utilization databases and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are more effective, have fewer or less severe side effects, are more convenient or are priced or contracted differently than any drugs that we or our collaborators may develop. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. The key competitive factors affecting the success of all of our drug candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of any related companion diagnostic tests, the level of generic competition and the availability of reimbursement from government and other third-party payors.

For the cancer indications for which we are developing our products there are a number of established therapies with which we will compete:

●	For the treatment of CLL, if the combination of umbralisib and ublituximab (U2) is approved, we expect U2 to compete with recently approved drugs such as ibrutinib (AbbVie and Janssen), acalabrutinib (AstraZeneca), venetoclax (AbbVie and Roche), obinutuzumab (Roche), idelalisib (Gilead) and duvelisib (Verastem), and established treatments such as rituximab (Roche), and several generically available chemotherapies. Additionally, there are second generation BTK inhibitors similar to ibrutinib in late-stage clinical testing for CLL that could enter the market in the next 12-36 months. These agents can be used as monotherapy or in combination with one or more of the other agents.
●	For the treatment of MZL, if approved, we expect umbralisib to compete with ibrutinib (AbbVie and Janssen), and the combination of rituximab and lenalidomide (Bristol-Myers Squibb), as well as established treatments such as rituximab (Roche) and several generically available chemotherapies.
●	For the treatment of FL, if approved, we expect umbralisib to compete with recently approved drugs such as obinutuzumab (Roche), idelalisib (Gilead), copanlisib (Bayer), duvelisib (Verastem), tazemetostat (Epizyme), and the combination of rituximab and lenalidomide (Bristol-Myers Squibb), and established treatments such as rituximab (Roche), and several generically available chemotherapies. There are also several PI3K delta inhibitors in earlier stages of development for FL.
●	In addition, a number of pharmaceutical companies are developing antibodies and bispecific antibodies targeting CD20, CD19, CD47 and other B-cell associated targets, chimeric antigen receptor T-cell (CAR-T) immunotherapy, and other B-cell ablative therapy which, if approved, would potentially compete with U2 and umbralisib.

For Multiple Sclerosis for which we are developing ublituximab there are a number of established therapies with which we will compete:

●	If ublituximab is approved, we expect ublituximab will primarily compete against other CD20 targeted agents, while the group of CD20 targeted agents will also compete broadly against a number of already approved MS therapies. Currently, there is one anti-CD20 monoclonal antibody approved, ocrelizumab (Roche), and another in Phase 3 development, ofatumumab (Novartis), which is expected to enter the market in the next 2-3 months.

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

In both the United States and certain foreign countries, there have been a number of legislative and regulatory changes or proposed changes to the healthcare system, many of which have focused on prescription drug pricing and lowering overall healthcare costs,  that could impact our ability to sell our products profitably. We expect prescription drug pricing and other healthcare costs to continue to be subject to intense political and social pressures on a global basis.

In the United States, the President, federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of healthcare and addressing public concern over access and affordability of prescription drugs.  The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) was enacted in 2010 and made significant changes to the U.S. healthcare system. The ACA and any revisions or replacements of that Act, any substitute legislation, and other changes in the law or regulatory framework could have a material adverse effect on our business.

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

Beyond the ACA, there has been increasing legislative, regulatory and enforcement interest with respect to prescription drug pricing practices.  In May 2018, the Trump Administration issued the Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs (Drug Pricing Blueprint), a plan to lower prescription drug prices.  Under this blueprint for action, the Administration outlined a wide range of high-level proposals to address prescription drug list prices and patient out-of-pocket costs.  Since that time, the Administration has taken several regulatory steps with respect to prescription drug pricing.  Most recently, in July 2020, President Trump signed four Executive Orders directing the Department of Health and Human Services (HHS) to take several steps to lower costs on prescription drugs.  Many of the policy changes included in the Executive Orders were proposed in President Trump’s May 2018 Drug Pricing Blueprint.  The Executive Orders cover a range of policies, including but not limited to (i) tying the prices paid by the U.S. government (e.g., Medicare) for drugs and biological products to prices paid in other countries; (ii) ensuring that rebates that drug makers  pay to pharmacy benefit managers and insurers in the Medicare Part D program get passed directly to patients when they purchase a medication, so long as the change is not projected to increase Federal spending, Medicare beneficiary premiums or patients’ total out-of-pocket costs; and (iii) allowing states, wholesalers and pharmacies to import FDA-approved drugs from Canada and other countries and sell them in the U.S. if the FDA deems them safe.   Many of these policy proposals have been considered in recent legislative and regulatory proposals. The impact and timing of these Executive Orders is uncertain, as the directives contained therein would require agency rulemaking and implementation. These policy proposals, if implemented, could significantly impact the pharmaceutical industry in the U.S. and adversely affect our ability to generate revenues or commercialize our product candidates in the U.S.

In December 2019, HHS, in conjunction with the FDA, released two pharmaceutical importation models: (a) a Notice of Proposed Rulemaking to permit importation of pharmaceuticals from Canada, and (b) draft FDA guidance permitting manufacturers to import their own pharmaceuticals that were originally intended for marketing in other countries.  In addition, HHS finalized Medicare fee-for-service hospital payment reductions for Part B drugs acquired through the 340B Drug Pricing Program, which remains subject to ongoing legal challenge. HHS also has signaled its intent to continue to pursue reimbursement policy changes for Medicare Part B drugs as a whole that likely would reduce hospital and physician reimbursement for these drugs.

In addition to the actions taken by the President and HHS, there have been several recent U.S. Congressional inquiries and proposed and enacted legislation designed to bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, limit price increases, evaluate the relationship between pricing and manufacturer patient programs, and reform government health care program reimbursement methodologies for prescription drugs.  We expect that health care reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any of our product candidates, if approved. Any reduction in reimbursement from Medicare or other government health care programs may result in a similar reduction in payments from private payors

At the state level, individual states are experiencing significant economic pressure within their state Medicaid programs and responding to public concern over the cost of healthcare.  The economic impact of the COVID-19 pandemic has further exacerbated state budgetary pressures.  States, including California, Florida, Nevada and Maine, among others, have responded to these pressures with a range of legislative enactments and policy proposals designed to control prescription drug prices by, for example, allowing importation of pharmaceutical products from jurisdictions outside the U.S., imposing price controls on state drug purchases, consolidating state drug purchasing to a single purchaser, and imposing transparency measures around prescription drug prices and marketing costs.  These measures, which vary by state, could reduce the ultimate demand for our products, if approved, or put pressure on our product pricing.

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

We cannot predict the likelihood, nature or extent of how government regulation that may arise from future legislation or administrative or executive action taken by the U.S. presidential administration may impact our business and industry. In particular, the U.S. President has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 23, 2017, President Trump ordered a civilian hiring freeze for all executive departments and agencies, including the FDA, which prohibits the FDA from filling employee vacancies or creating new positions. Under the terms of the order, the freeze was to remain in effect until implementation of a plan to be recommended by the Director for the Office of Management and Budget (OMB) in consultation with the Director of the Office of Personnel Management, to reduce the size of the federal workforce through attrition. An under-staffed FDA could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance or implement or enforce regulatory requirements in a timely fashion or at all. This hiring freeze was lifted later in 2017. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the two-for-one provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the two-for-one provisions may apply not only to agency regulations, but also to significant agency guidance documents. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

In addition, on October 12, 2017, the President released an Executive Order intended to promote health care choices and competition and on June 24, 2019, the President released an Executive Order intended to improve price transparency and quality transparency. These may push HHS, the FDA, and other relevant agencies to engage in rulemaking that may impact the pharmaceutical industry.

If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our drug candidates, we may not be successful in commercializing our drug candidates if and when they are approved, and we may not be able to generate any revenue.

We do not currently have a sales infrastructure and have limited experience in the sale, marketing or distribution of drugs. As we plan for potential FDA approval of our first product, umbralisib, we are making significant investments to build a commercial organization and infrastructure. We are hiring commercial and medical support personnel and will need to hire a sales force, in order to build processes and systems to support a commercial launch prior to knowing whether umbralisib will receive FDA approval. It is possible that the FDA approval is unexpectedly delayed or our product is not approved at all. In either case we will incur delays that may impede or significantly delay our ability to generate revenue and at the same time will incur significant expenses. If this were to occur, it would have a material adverse effect on the Company.

There are risks involved with both establishing our own sales, marketing, and other commercialization capabilities. For example, recruiting and training a sales force are expensive and time-consuming and could delay any drug launch. If the commercial launch of a drug candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

In the future, we may choose to participate in sales activities with collaborators for some of our drug candidates if and when they are approved.  However, there are also risks with entering into these types of arrangements with third parties to perform sales, marketing and distribution services.  For example, we may not be able to enter into such arrangements on terms that are favorable to us.  Our drug revenues or the profitability of these drug revenues to us are likely to be lower than if we were to market and sell any drug candidates that we develop ourselves. In addition, we likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our drug candidates effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our drug candidates. Further, our business, results of operations, financial condition and prospects will be materially adversely affected.

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

A pharmaceutical product candidate cannot be marketed in the United States or other countries until we have completed a rigorous and extensive regulatory review process, including approval of a brand name. Any brand names we intend to use for ublituximab, umbralisib or any future product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the United States Patent and Trademark Office (USPTO). The FDA typically conducts a review of proposed product brand names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product brand name if it believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product brand names, we may be required to adopt an alternative brand name. If we adopt an alternative brand name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

The FDA has conditionally accepted a brand name for umbralisib.  However, final approval of the brand name is conditional on FDA approval of the NDA for umbralisib.  In the event that FDA has any objection to the brand name following conditional acceptance, our ability to successfully launch and commercialize umbralisib would be negatively impacted.

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

We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter parties review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. The costs of these proceedings could be substantial, and it is possible that our efforts to establish priority of invention would be unsuccessful, resulting in a material adverse effect on our United States patent position. An adverse determination in any such submission, patent office trial, proceeding or litigation could reduce the scope of, render unenforceable, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by patents and patent applications for our drug candidates is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

The issuance of a patent does not foreclose challenges to its inventorship, scope, validity or enforceability. Therefore, our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with enough rights to exclude others from commercializing products similar or identical to ours.

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

We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of former employers or competitors. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our drug candidates, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate such technologies or features would have a material adverse effect on our business and may prevent us from successfully commercializing our drug candidates. In addition, we may lose valuable intellectual property rights or personnel as a result of such claims. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our drug candidates, which would have an adverse effect on our business, results of operations and financial condition.

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

As of August 5, 2020, we had 176 full-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. Our management and medical, commercial, and scientific personnel, systems and facilities currently in place will not be adequate to support our anticipated future growth. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. To accommodate growth, additional physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our business.

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

Provisions in our amended and restated certificate of incorporation and restated bylaws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire or control us. These factors could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Our amended and restated certificate of incorporation allows us to issue preferred stock without the approval of our stockholders. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of our common stock or could adversely affect the rights and powers, including voting rights, of such holders. In certain circumstances, such issuance could have the effect of decreasing the market price of our common stock. Our restated bylaws eliminate the right of stockholders to call a special meeting of stockholders, which could make it more difficult for stockholders to effect certain corporate actions. Any of these provisions could also have the effect of delaying or preventing a change in control.

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

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

10.1	Amendment to TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan, filed with the Securities and Exchange Commission as Exhibit 10.1 on Form 8-K on June 24, 2020.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 10, 2020.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 10, 2020.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 10, 2020.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 10, 2020.
101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: August 10, 2020	By:	/s/ Sean A. Power
Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer