Form 10-Q
period 2020-09-30
TG THERAPEUTICS, INC.
filed 2020-11-09
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes ☐ No ☒

There were 131,490,195 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 4, 2020.

TG THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

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

SUMMARY RISK FACTORS

Our business is subject to a number of risks of which you should be aware before making an investment decision. These risks include the following:

●	We are a biopharmaceutical company with a limited operating history and have not generated any revenue from drug sales. We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.
●	If we are unable to obtain regulatory approval for our most advanced drug candidates or other drug candidates and ultimately cannot commercialize our most advanced drug candidates or other drug candidates, or experience significant delays in doing so, our business will be materially harmed.
●	We will need to raise substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate some of our drug development programs or commercialization efforts.
●	Our level of indebtedness and debt service obligations could adversely affect our financial condition, and may make it more difficult for us to fund our operations.
●	Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval. Moreover, interim, “top-line,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.
●	We may seek accelerated approval for some of our product candidates but may not be able to obtain it as the sufficiency of our clinical trial results for accelerated approval are subject to the FDA’s discretion.
●	Our drug candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
●	Any product candidates we may advance through clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals.
●	A fast track or breakthrough therapy designation by the FDA may not actually lead to a faster development or regulatory review or approval process.
●	We have received orphan drug designation for some of our drug candidates for specified indications, and we may seek orphan drug designation for additional indications and some other of our drug candidates. However, we may be unsuccessful in obtaining or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.
●	The incidence and prevalence for the target patient populations of our drug candidates have not been established with precision. If the market opportunities for our drug candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected, possibly materially.
●	We face substantial competition for treatments for our target indications, which may result in others commercializing drugs before or more successfully than we do resulting in the reduction or elimination of our commercial opportunity.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any drug candidates that we may develop.
●	We are subject to new legislation, regulatory proposals and managed care initiatives that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators and raise capital.
●	Major public health issues, and specifically the pandemic caused by COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business.
●	If any product candidate for which we receive regulatory approval does not achieve broad market acceptance among physicians, patients, healthcare payors, and the medical community, the revenues that we generate from its sales will be limited.
●	We rely on third parties to generate clinical, preclinical and other data necessary to support the regulatory applications needed to conduct clinical trials and file for marketing approval. We rely on third parties to help conduct our planned clinical trials. If these third parties do not perform their services as required, we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.
●	We contract with third parties for the manufacture of our drug candidates for pre-clinical development and clinical trials, and we expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
●	Our success depends upon our ability to obtain and protect our intellectual property and proprietary technologies and if the scope of our patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology and drugs may be impaired.
●	Because we have in-licensed our product candidates from third parties, any dispute with or non-performance by our licensors will adversely affect our ability to develop and commercialize the applicable product candidates.
●	Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
●	If we or our partners are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.
●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position may be harmed.
●	We will need to develop and expand our business, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.
●	Our stock price is, and we expect it to remain, volatile, which could limit investors ability to sell stock at a profit.

The foregoing is only a summary of some of our risks. These and other risks are discussed more fully in the section entitled “Risk Factors” in Part II, Item IA and elsewhere in this Quarterly Report on Form 10-Q (our “Risk Factors”).

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$254,154	$112,637
Short-term investment securities	—	27,798
Prepaid research and development	5,540	8,105
Other current assets	641	611
Total current assets	260,335	149,151
Restricted cash	1,257	1,251
Leasehold interest, net	2,104	2,129
Equipment, net	378	282
Right-of-use-assets	8,983	9,402
Goodwill	799	799
Total assets	$273,856	$163,014

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$34,659	$30,041
Other current liabilities	21,735	48,994
Loan payable – current portion	14,590	—
Lease liability – current portion	1,614	1,616
Accrued compensation	5,072	3,798
Total current liabilities	77,670	84,449
Deferred revenue, net of current portion	648	762
Long-term debt	15,074	28,970
Lease liability – non-current	9,806	10,218
Total liabilities	103,198	124,399
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 128,959,861 and 109,425,243 shares issued, 128,918,552 and 109,383,934 shares outstanding at September 30, 2020 and December 31, 2019, respectively)	129	109
Additional paid-in capital	1,063,142	739,956
Treasury stock, at cost, 41,309 shares at September 30, 2020 and December 31, 2019	(234)	(234)
Accumulated deficit	(892,379)	(701,216)
Total stockholders’ equity	170,658	38,615
Total liabilities and stockholders’ equity	$273,856	$163,014

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

License revenue	$38	$38	$114	$114

Costs and expenses:
Research and development:
Noncash stock expense associated with in-licensing agreements	—	—	—	100
Noncash compensation	4,618	1,482	8,150	4,323
Other research and development	45,846	56,503	114,785	118,814
Total research and development	50,464	57,985	122,935	123,237

General and administrative:
Noncash compensation	23,712	593	38,618	1,391
Other general and administrative	11,584	2,321	25,373	6,580
Total general and administrative	35,296	2,914	63,991	7,971

Total costs and expenses	85,760	60,899	186,926	131,208

Operating loss	(85,722)	(60,861)	(186,812)	(131,094)

Other expense (income):
Interest expense	1,610	1,537	5,038	3,388
Other income	(169)	(468)	(687)	(1,183)
Total other expense, net	1,441	1,069	4,351	2,205

Net loss	$(87,163)	$(61,930)	$(191,163)	$(133,299)

Basic and diluted net loss per common share	$(0.73)	$(0.69)	$(1.70)	$(1.55)

Weighted average shares used in computing basic and diluted net loss per common share	119,176,336	89,667,979	112,380,784	85,911,878

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except share and per share amounts)

(Unaudited)

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2019	83,911,855	$84	$552,531	41,309	$(234)	$(528,345)	$24,036
Issuance of restricted stock	23,000	*	*	—	—	—	—
Warrants issued with debt financing	—	—	993	—	—	—	993
Forfeiture of restricted stock	(67,628)	*	*	—	—	—	—
Issuance of common stock in At-the-Market offerings (net of offering costs of $0.2 million)	4,715,000	5	27,494	—	—	—	27,499
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	1,882	—	—	—	1,882
Net loss	—	—		—	—	(35,156)	(35,156)
Balance at March 31, 2019	88,582,227	89	582,900	41,309	(234)	(563,501)	19,254
Issuance of restricted stock	1,245,080	1	(1)	—	—	—	—
Forfeiture of restricted stock	(38,418)	*	*	—	—	—	—
Issuance of common stock in public offering	—	—	11	—	—	—	11
Issuance of common stock in At-the-Market offerings (net of offering costs of $0.5 million)	3,616,359	3	28,392	—	—	—	28,395
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	1,757	—	—	—	1,757
Shares issued in connection with in-licensing agreements	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(36,212)	(36,212)
Balance at June 30, 2019	93,405,248	93	613,059	41,309	(234)	(599,713)	13,205
Issuance of restricted stock	318,440	*	*	—	—	—	—
Forfeiture of restricted stock	(5,334)	—	—	—	—	—	—
Issuance of common stock in At-the-Market offerings (net of offering costs of $0.4 million)	2,943,460	4	20,755	—	—	—	20,759
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	2,075	—	—	—	2,075
Shares issued in connection with in-licensing agreements	8,383	—	100	—	—	—	100
Net loss	—	—	—	—	—	(61,930)	(61,930)
Balance at September 30, 2019	96,670,197	$97	$635,989	41,309	$(234)	$(661,643)	$(25,791)

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2020	109,425,243	$109	$739,956	41,309	$(234)	$(701,216)	$38,615
Issuance of common stock in connection with exercise of options	19,750	*	80	—	—	—	80
Issuance of restricted stock	774,300	1	(1)	—	—	—	—
Forfeiture of restricted stock	(10,000)	*	*	—	—	—	—
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	11,068	—	—	—	11,068
Net loss	—	—	—	—	—	(51,116)	(51,116)
Balance at March 31, 2020	110,209,293	110	751,103	41,309	(234)	(752,332)	(1,353)
Issuance of common stock in connection with exercise of options	3,750	—	16	—	—	—	16
Issuance of restricted stock	2,208,529	2	(2)	—	—	—	—
Forfeiture of restricted stock	(41,666)	*	—	—	—	—	—
Issuance of common stock in public offering (net of offering costs of $10.9 million)	9,775,000	10	165,032	—	—	—	165,042
Issuance of common stock in At-the-Market offerings (net of offering costs of $1.4 million)	4,535,608	5	76,031	—	—	—	76,036
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	7,370	—	—	—	7,370
Net loss	—	—	—	—	—	(52,884)	(52,884)
Balance at June 30, 2020	126,690,514	127	999,550	41,309	(234)	(805,216)	194,227
Issuance of common stock in connection with exercise of options	9,347	—	38	—	—	—	38
Issuance of restricted stock	915,000	1	(1)	—	—	—	—
Forfeiture of restricted stock	(65,000)	*	—	—	—	—	—
Issuance of common stock in offerings (net of offering costs of $10.9 million)	—	—	(1)	—	—	—	(1)
Issuance of common stock in At the Market offering (net of offering costs of $2.0 million)	1,410,000	1	35,226	—	—	—	35,227
Compensation in respect of restricted stock and options granted to employees, directors and consultants	—	—	28,330	—	—	—	28,330
Net loss	—	—	—	—	—	(87,163)	(87,163)
Balance at September 30, 2020	128,959,861	$129	$1,063,142	41,309	$(234)	$(892,379)	$170,658

*Amount less than one thousand dollars

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(191,163)	$(133,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock compensation expense	46,768	5,714
Noncash licensing expense	—	100
Depreciation and amortization	105	72
Amortization of premium on investment securities	(75)	(209)
Amortization of debt issuance costs	694	539
Amortization of leasehold interest	163	137
Noncash change in lease liability and right-of-use asset	1,364	1,921
Change in fair value of notes payable	286	28
Changes in assets and liabilities:
Decrease in other current assets	2,398	2,226
Decrease in accrued interest receivable	105	—
Increase (decrease) in accounts payable and accrued expenses	5,893	(3,837)
Decrease in lease liabilities	(1,360)	(1,129)
Increase in interest payable	238	787
(Decrease) increase in other liabilities	(27,783)	24,651
Decrease in deferred revenue	(114)	(114)
Net cash used in operating activities	(162,481)	(102,413)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of short-term securities	35,250	22,500
Investment in short-term securities	—	(23,125)
Investment in held-to-maturity securities	(7,482)	—
Purchases of equipment	(202)	(97)
Net cash provided by (used in) investing activities	27,566	(722)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net	276,303	76,664
Proceeds from exercise of options	135	—
Proceeds from debt financings	—	29,675
Financing costs paid	—	(480)
Net cash provided by financing activities	276,438	105,859

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	141,523	2,724

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	113,888	43,199

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$255,411	$45,923

Reconciliation to amounts on condensed consolidated balance sheets:
Cash and cash equivalents	$254,154	$44,675
Restricted cash	1,257	1,248
Total cash, cash equivalents and restricted cash	$255,411	$45,923

Cash paid for:
Interest	$3,447	$1,837

NONCASH TRANSACTIONS
Deferred financing costs	$—	$988
Warrants issued with debt financing	$—	$993
Shares issued in connection with in-licensing	$—	$100

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

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are a biopharmaceutical company dedicated to developing and delivering medicines for patients with B-cell mediated diseases, including chronic lymphocytic leukemia (CLL), non-Hodgkin lymphoma (NHL) and multiple sclerosis (MS). We have developed a robust B-cell directed research and development (R&D) platform for identification of key B-cell pathways of interest and rapid clinical testing. Currently, we have five B-cell targeted drug candidates in clinical development, with the two lead therapies, ublituximab (TG-1101) and umbralisib (TGR-1202), in pivotal trials for CLL and NHL, with ublituximab also in pivotal trials for MS. Ublituximab is a novel anti-CD20 monoclonal antibody (mAb) that has been glycoengineered for enhanced potency. Umbralisib is an oral, once daily, dual inhibitor of PI3K-delta and CK1-epsilon. When used together in combination therapy, ublituximab and umbralisib are referred to as “U2”. Additionally, in early clinical development we have an anti-PD-L1 monoclonal antibody cosibelimab (TG-1501), an oral Bruton’s Tyrosine Kinase (BTK) inhibitor referred to as TG-1701, and an anti-CD47/CD19 bispecific antibody referred to as TG-1801.

We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, or “GAAP”, for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019. The accompanying condensed December 31, 2019 balance sheet has been derived from these statements. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Liquidity and Capital Resources

We have incurred operating losses since our inception, expect to continue to incur operating losses for the foreseeable future, and may never become profitable. As of September 30, 2020, we have an accumulated deficit of approximately $892.4 million.

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

As of September 30, 2020, we had $254.2 million in cash and cash equivalents. The Company believes its cash and cash equivalents on hand as of September 30, 2020, along with the additional capital raised in the fourth quarter of 2020 (see Note 5), will provide sufficient liquidity for more than a twelve-month period from the date of filing this Quarterly Report on Form 10-Q. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

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

Restricted Cash

We record cash pledged or held in trust as restricted cash. As of both September 30, 2020 and December 31, 2019, we have approximately $1.3 million of restricted cash pledged to secure a line of credit as a security deposit for an Office Agreement (see Note 8).

Investment Securities

Investment securities at December 31, 2019 consisted of short-term government securities. We classify these securities as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.

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

Prepaid research and development in our condensed consolidated balance sheets includes, among other things, certain costs to third party service providers related to development and manufacturing services as well as clinical development. These agreements often require payments in advance of services performed or goods received. Accordingly, as of September 30, 2020 and December 31, 2019, we recorded approximately $5.5 million and $8.1 million, respectively, in prepaid research and development related to such advance agreements.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share of our common stock is calculated by dividing net loss applicable to the common stock by the weighted-average number of our common stock outstanding for the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because we incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented. The cumulative amounts of potentially dilutive securities excluded from the calculation were 11,103,701 securities and 8,060,758 securities for the three and nine month periods ended September 30, 2020 and 2019, respectively.

The following outstanding shares of potentially dilutive securities were excluded from the computation of net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three and Nine Months Ended
	September 30,
	2020	2019
Unvested restricted stock	8,409,696	5,357,204
Options	2,529,133	2,539,540
Warrants	147,058	147,058
Shares issuable upon note conversion	17,814	16,956
Total	11,103,701	8,060,758

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

NOTE 2 CASH AND CASH EQUIVALENTS

The following tables summarize our cash and cash equivalents at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
(in thousands)	2020	2019

Checking and bank deposits	$223,613	$110,135
Money market funds	30,541	2,502
Total	$254,154	$112,637

NOTE 3 INVESTMENT SECURITIES

Our investments as of December 31, 2019 are classified as held-to-maturity. We had no investment securities as of September 30, 2020. Held-to-maturity investments are recorded at amortized cost.

The following table summarize our investment securities at December 31, 2019:

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

As of September 30, 2020 and December 31, 2019, the fair values of cash and cash equivalents, restricted cash, and notes and interest payable, approximate their carrying values.

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

The cumulative liability to the Ariston subsidiary including accrued and unpaid interest of the 5% Notes was approximately $20.0 million at September 30, 2020 and $19.3 million at December 31, 2019. No payments have been made on the 5% Notes since the merger and through September 30, 2020.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

As of December 31, 2013, as a result of expiring intellectual property rights and other factors, it was determined that net product cash flows from AST-726 were unlikely. As we have no other obligations under the 5% Notes aside from the net product cash flows and the conversion feature, the conversion feature was used to estimate the 5% Notes’ fair value as of September 30, 2020 and December 31, 2019. The assumptions, assessments and projections of future revenues are subject to uncertainties, difficult to predict, and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our condensed consolidated financial statements.

The following tables provide the fair value measurements of applicable financial liabilities as of September 30, 2020 and December 31, 2019:

	Financial liabilities at fair value as of September 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$477	$477
Total	$—	$—	$477	$477

	Financial liabilities at fair value as of December 31, 2019
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$190	$190
Total	$—	$—	$190	$190

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

The Company’s financial instruments include cash, cash equivalents consisting of money market funds, accounts payable and debt. Cash, cash equivalents, accounts payable and debt are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature.

The following table summarizes the changes in Level 3 instruments during the nine months ended September 30, 2020:

(in thousands)
Balance at December 31, 2019	$190
Interest accrued on face value of 5% Notes	730
Change in fair value of Level 3 liabilities	(443)
Balance at September 30, 2020	$477

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

During the nine months ended September 30, 2020, we sold an aggregate of 5,945,608 shares of common stock pursuant to the 2020 ATM for total gross proceeds of approximately $113.3 million at an average selling price of $19.06 per share, resulting in net proceeds of approximately $111.3 million after deducting commissions and other transactions costs.

Subsequent to the end of the third quarter, from October 1, 2020 through November 5, 2020, we sold an aggregate of 2,582,678 shares of common stock pursuant to the 2020 ATM for aggregate total gross proceeds of approximately $74.2 million at an average selling price of $28.73 per share, resulting in net proceeds of approximately $72.9 million after deducting commissions and other transactions costs

In May 2020, we completed an underwritten public offering of 8,500,000 shares of our common stock (plus an underwriter option to purchase up to an additional 1,275,000 shares of common stock, which was exercised) at a price of $18 per share. Net proceeds from this offering, including the overallotment, were approximately $165.1 million, net of underwriting discounts and offering expenses of approximately $10.8 million.

The 2019 WKSI Shelf is currently our only active shelf-registration statement. We may offer any combination of the securities registered under the 2019 WKSI Shelf from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that the 2019 WKSI Shelf provides us with the flexibility to raise additional capital to finance our operations as needed.

Equity Incentive Plans

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (the “2012 Incentive Plan”) was approved by stockholders in June 2020. As of September 30, 2020, 9,909,709 shares of restricted stock and 2,529,133 options were outstanding and up to an additional 5,054,913 shares may be issued under the 2012 Incentive Plan.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2020:

			Weighted-
			average
		Weighted-	Contractual
	Number of	average	Term	Aggregate
	shares	exercise price	(in years)	intrinsic value

Outstanding at December 31, 2019	2,605,730	$6.73	8.92	$11,706,110
Granted	75,000	8.21
Exercised	(32,847)	4.10
Forfeited	(118,750)	10.16
Expired	—	—
Outstanding at September 30, 2020	2,529,133	$6.99	8.35	$50,757,217

Total expense associated with the stock options was approximately $0.8 million during each of the three months ended September 30, 2020 and 2019, respectively, and $5.2 million and $2.3 million during the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there was approximately $2.4 million of total unrecognized compensation cost related to unvested time-based stock options, which is expected to be recognized over a weighted-average period of 1.3 years. As of September 30, 2020, the stock options outstanding include options granted to both employees and non-employees which are both time-based and milestone-based. Stock-based compensation for milestone-based options will be recorded if and when a milestone occurs.

The fair value of the Company’s option awards granted during the nine months ended September 30, 2020 and 2019 were estimated on the grant date using the Black-Scholes option-pricing model using the assumptions below:

Nine months ended
	September 30, 2020	September 30, 2019
Volatility	186.91-191.05	172.99-291.61
Expected term (in years)	5.0-6.25	5.0-6.25
Risk-free rate	0.34-0.54%	1.96-2.49%
Expected dividend yield	—%	—%

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting.

The following table summarizes restricted share activity for the nine months ended September 30, 2020:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Outstanding at December 31, 2019	7,091,789	$7.78
Granted	3,897,829	18.47
Vested	(963,243)	7.80
Forfeited	(116,666)	8.81
Outstanding at September 30, 2020	9,909,709	$11.92

Total expense associated with restricted stock grants was approximately $27.5 million and $1.3 million during the three months ended September 30, 2020 and 2019, respectively, and $41.6 million and $3.4 million during the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there was approximately $55.0 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 1.0 year. This amount does not include, as of September 30, 2020, 2,860,511 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones. Until the measurement date is reached for milestone awards, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the grant date.

Stock-Based Compensation

The following table summarizes stock-based compensation expense information about restricted stock and stock options for the three and nine months ended September 30, 2020:

	Three months and Nine months ended
	September 30,	September 30,
(in thousands)	2020	2020
Stock-based compensation expense associated with restricted stock	$27,520	$41,615
Stock-based compensation expense associated with option grants	810	5,153
Total	$28,330	$46,768

Warrants

The following table summarizes warrant activity for the nine months ended September 30, 2020:

Weighted-
		average exercise	Aggregate
	Warrants	price	intrinsic value
Outstanding at December 31, 2019	147,058	$4.08	$1,032,347
Issued	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding at September 30, 2020	147,058	$4.08	$3,335,275

There was no stock compensation expense related to warrants during the nine months ended September 30, 2020 and 2019.

NOTE 6 OTHER LIABILITIES

The following is a summary of notes payable included in other current liabilities on the Company’s condensed consolidated balance sheets:

(in thousands)	September 30, 2020			December 31, 2019
		Non-			Non-
	Current	current		Current	current
	portion,	portion,		portion,	portion,
	net	net	Total	net	net	Total
Convertible 5% Notes Payable	$477	$—	$477	$190	$—	$190
Totals	$477	$—	$477	$190	$—	$190

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

The cumulative liability including accrued and unpaid interest of these notes was approximately $20.0 million at September 30, 2020 and $19.3 million at December 31, 2019. No payments have been made on the 5% Notes as of September 30, 2020.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments (see Note 4 for further details).

Other Current Liabilities

In 2018, we entered into an agreement with a contract manufacturer for the clinical and potential commercial supply of one of our product candidates. As part of this agreement, the contract manufacturer agreed to defer payment of certain costs and expenses under the agreement in exchange for the payment of an administrative fee. We have incurred expenses related to this agreement of approximately $53.4 million as of September 30, 2020, which include service fees, raw material costs and administrative fees. Payments of $33.2 million have been made to the contract manufacturer as of September 30, 2020. Accordingly, as of September 30, 2020, $19.4 million is included in other current liabilities in the Company’s unaudited condensed consolidated balance sheet. As of September 30, 2020, there are no long-term liabilities in the Company’s unaudited condensed consolidated balance sheet related to this agreement. We will incur an administrative fee of six percent (6%) per year starting from the date of invoice issuance. For the nine months ended September 30, 2020, we have accrued $2.6 million in administrative fees in connection with these costs, which has been included in interest expense in the Company’s unaudited condensed consolidated statements of operations.

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

The Term Loan is secured by a lien on substantially all of our assets, other than intellectual property, and contains customary covenants and representations, including a liquidity covenant, financial reporting covenant and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries. As of September 30, 2020 and through the filing date of this report, the Company has been in compliance with all covenants.

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

The Company incurred financing expenses of $2.8 million (including the fair value of the Hercules Warrant) related to the Hercules Loan Agreement which are recorded as debt issuance costs and as an offset to long-term debt on the Company’s unaudited condensed consolidated balance sheet. The debt issuance costs are being amortized over the term of the debt using the straight-line method, which approximates the effective interest method, and are included in interest expense in the Company’s unaudited condensed consolidated statements of operations. Amortization of debt issuance costs was $0.2 million and $0.7 million for the three and nine months ended September 30, 2020, respectively. At September 30, 2020, the remaining unamortized balance of debt issuance costs was $1.3 million.

Long-term debt as of September 30, 2020 is as follows:

September 30,
(in thousands)	2020
Long-term debt	$30,000
End of term fee	975
30,975
Less: unamortized debt issuance costs	(1,311)
29,664
Less: current portion	(14,590)
Long-term debt non-current	$15,074

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

The initial commitment period of the 45% rate was for a period of three (3) years. We and FBIO currently determine actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. As of September 30, 2020, the allocation rate is 65% and will be evaluated again in August 2021 for the following rent year. Also in connection with this lease, in October 2014, we pledged $0.6 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying consolidated balance sheets. Additional collateral of $0.6 million was pledged in April 2018 to increase the letter of credit for the office space.

In October 2019, we finalized a five-year lease for office space in New Jersey (the “NJ Lease”). We approximate an average annual rental obligation of $0.3 million under the NJ Lease. We took possession of this space in October 2019, with rental payments beginning in November 2019. We incurred rent expense of $0.2 million for the nine months ended September 30, 2020.

The present values of our lease liability and corresponding ROU asset are $11.4 million and $9.0 million, respectively, as of September 30, 2020. Our leases have remaining lease terms of less than 1 year to 11 years. One lease has a renewal option to extend the lease for an additional term of 1 year. The following components of lease expense are included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2020:

	Three months	Nine months
	ended,	ended,
	September 30,	September 30,
(in thousands)	2020	2020
Operating lease cost	$534	$1,611

Net lease cost	$534	$1,611

As of September 30, 2020, the weighted-average remaining operating lease term was 7.8 years and the weighted-average discount rate for operating leases was 10.25%. Cash paid for amounts included in the measurement of operating lease liabilities during the nine months ended September 30, 2020 was $1.4 million.

The balance sheet classification of lease liabilities was as follows:

September 30,
(in thousands)	2020
Liabilities
Lease liability current portion	$1,614
Lease liability non-current	9,806
Total lease liability	$11,420

As of September 30, 2020, the maturities of lease liabilities were as follows:

Operating
(in thousands)	leases
Remainder of 2020	$475
2021	1,889
2022	1,911
2023	1,914
2024	1,797
After 2024	10,618
Total lease payments	18,604
Less: interest	(7,184)
Present value of lease liabilities(*)	$11,420
(*)

As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date and considering the term of the lease to determine the present value of lease payments. We used the incremental borrowing rate of 10.25% on February 28, 2019, for operating leases that commenced prior to that date.

NOTE 9 LICENSE AGREEMENTS

TG-1101 (Ublituximab)

In November 2012, we entered into an exclusive (within the territory) sublicense agreement with Ildong Pharmaceutical Co. Ltd. (“Ildong”) relating to the development and commercialization of ublituximab in South Korea and Southeast Asia. Under the terms of the sublicense agreement, Ildong has been granted a royalty bearing, exclusive right, including the right to grant sublicenses, to develop and commercialize ublituximab in South Korea, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Philippines, Vietnam, and Myanmar. An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $38,000 for each of the three months ended September 30, 2020 and 2019, and approximately $114,000 for each of the nine months ended September 30, 2020 and 2019, and at September 30, 2020 and December 31, 2019, have deferred revenue of approximately $0.8 million and $0.9 million, respectively, associated with this $2 million payment (approximately $152,000 of which has been classified in current liabilities at September 30, 2020 and December 31, 2019).

We may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to us on net sales of ublituximab in the sublicense territory.

TGR-1202 (Umbralisib)

In September 2014, we exercised our option to license the global rights to umbralisib, thereby entering into an exclusive licensing agreement (the “Umbralisib License”) with Rhizen Pharmaceuticals, SA (“Rhizen”) for the development and commercialization of umbralisib. Prior to this, we had been jointly developing umbralisib in a 50:50 joint venture with Rhizen.

During the three months ended September 30, 2020, we paid Rhizen $12.0 million as part of a milestone in accordance with the terms of the Umbralisib License. Rhizen will be eligible to receive additional approval and sales-based milestone payments in the aggregate of approximately $165 million payable upon approval in multiple jurisdictions for up to two oncology indications and one non-oncology indication and attaining certain sales milestones. In addition, if umbralisib is co-formulated with another drug to create a new product (a "New Product"), Rhizen will be eligible to receive similar regulatory approval and sales-based milestone payments for such New Product. Additionally, Rhizen will be entitled to tiered royalties that escalate from high single digits to low double digits on our future net sales of umbralisib and any New Product. Rhizen will also be eligible to participate in sublicensing revenue, if any, based on a percentage that decreases as a function of the number of patients treated in clinical trials following the exercise of the license option. Rhizen will retain global manufacturing rights to umbralisib, provided that they are price competitive with alternative manufacturers. The license will terminate on a country by country basis upon the expiration of the last licensed patent right or any other exclusivity right in such country, unless the agreement is earlier terminated (i) by us for any reason, (ii) by either party due to a breach of the agreement.

TG-1501: PDL1 (Cosibelimab)

In March 2015, we entered into a Global Collaboration Agreement (“Collaboration Agreement”) with Checkpoint Therapeutics, Inc. (“Checkpoint”) for the development and commercialization of anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies. The Collaboration Agreement was amended in June 2019 and in March of 2020 achieved the first Milestone event for which we incurred expenses of zero and approximately $0.9 million for the three and nine months ended September 30, 2020.

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

TG-1701: BTK

In January 2018, we entered into a global exclusive license agreement with Jiangsu Hengrui Medicine Co. (“Hengrui”), to acquire worldwide intellectual property rights, excluding Asia but including Japan, and for the research, development, manufacturing, and commercialization of products containing or comprising of any of Hengrui’s Brutons Tyrosine Kinase inhibitors containing the compounds of either TG-1701 (SHR1459 or EBI1459) or TG-1702 (SHR1266 or EBI1266). Pursuant to the agreement, in April 2018, we paid Hengrui an upfront fee of $1.0 million in our common stock recorded to noncash stock expense associated with in-licensing agreements in our condensed consolidated statement of operations. In July 2019, we paid Hengrui the first milestone of $0.1 million in our common stock recorded to noncash stock expense associated with in-licensing agreements in our consolidated statement of operations. During the three months ended September 30, 2020, we paid Hengrui $2.0 million as part of a milestone in accordance with the license agreement. Hengrui is eligible to receive milestone payments totaling approximately $350 million upon and subject to the achievement of certain milestones. Various provisions allow for payments in conjunction with the agreement to be made in cash or our common stock, while others limit the form of payment. Royalty payments in the low double digits are due on net sales of licensed products and revenue from sublicenses. We incurred expenses of approximately $0.3 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively, and $2.1 million and $0.6 million for the nine months ended September 30, 2020 and 2019, respectively, the majority of which relates to manufacturing expenses of BTK. The relevant expenses are recorded in other research and development in the accompanying unaudited condensed consolidated statement of operations.

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

Under the Office Agreement, we agreed to pay FBIO our portion of the build out costs, which have been allocated to us at the 45% rate mentioned above. The allocated build-out costs have been recorded in Leasehold Interest, net on the Company's condensed consolidated balance sheets and will be amortized over the 15-year term of the Office Agreement. The initial commitment period of the 45% rate was for a period of three (3) years. We and FBIO currently determine actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. As of September 30, 2020, the allocation rate is 65% and will be evaluated again in August 2021 for the following rent year. Also, in connection with this lease, in October 2014 we pledged $0.6 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying consolidated balance sheets. Additional collateral of $0.6 million was pledged in April 2018 to increase the letter of credit for the office space.

In July 2015, we entered into a Shared Services Agreement (the “Shared Services Agreement”) with FBIO to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. This Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $0.6 million for shared services for each of the nine months ended September 30, 2020 and 2019, and expenses of approximately $0.2 million for each of the three months ended September 30, 2020 and 2019, primarily related to shared personnel.

In March 2015, we entered into a Global Collaboration Agreement (“Collaboration Agreement”) with Checkpoint for the development and commercialization of anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies. The Collaboration Agreement was amended in June 2019 and upon execution of the amendment we incurred an upfront fee of $1.0 million. We incurred expenses of approximately $1.0 million and $4.0 million for the nine months ended September 30, 2020 and 2019, respectively, and expenses of approximately $30,000 and $2.7 million for the three months ended September 30, 2020 and 2019, respectively.

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

OVERVIEW

We are a biopharmaceutical company dedicated to developing and delivering medicines for patients with B-cell mediated diseases, including chronic lymphocytic leukemia (CLL), non-Hodgkin lymphoma (NHL) and multiple sclerosis (MS). We have developed a robust B-cell directed research and development (R&D) platform for identification of key B-cell pathways of interest and rapid clinical testing. Currently, we have five B-cell targeted drug candidates in clinical development, with the two lead therapies, ublituximab (TG-1101) and umbralisib (TGR-1202), in pivotal trials for CLL and NHL, with ublituximab also in pivotal trials for MS. Ublituximab is a novel anti-CD20 monoclonal antibody (mAb) that has been glycoengineered for enhanced potency. Umbralisib is an oral, once daily, dual inhibitor of PI3K-delta and CK1-epsilon. When used together in combination therapy, ublituximab and umbralisib are referred to as “U2”. Additionally, in early clinical development we have an anti-PD-L1 monoclonal antibody cosibelimab (TG-1501), an oral Bruton’s Tyrosine Kinase (BTK) inhibitor referred to as TG-1701, and an anti-CD47/CD19 bispecific antibody referred to as TG-1801.

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

Clinical Drug Candidate (molecular target)	Initial Target Disease	Stage of Development (trial name)
Ublituximab (anti-CD20 mAb)	Chronic Lymphocytic Leukemia	Phase 3 trial (UNITY-CLL) Phase 2 trial (ULTRA-V)
	Relapsing Multiple Sclerosis	Phase 3 trials (ULTIMATE I and II)
Umbralisib (PI3K-delta inhibitor)	Chronic Lymphocytic Leukemia	Phase 3 trial (UNITY-CLL) Phase 2 trial (ULTRA-V)
	Marginal Zone Lymphoma	Phase 2b trial (UNITY-NHL)
	Follicular Lymphoma/Small Lymphocytic Lymphoma	Phase 2b trial (UNITY-NHL)

Cosibelimab/TG-1501 (anti-PDL1 mAb)	B-cell cancers	Phase 1 trial
TG-1701 (BTK inhibitor)	B-cell cancers	Phase 1 trial
TG-1801 (anti-CD47/CD19 bispecific Ab)	B-cell cancers	Phase 1 trial

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

The following are highlights from our current Phase 3 trials and registration-directed Phase 2b clinical trials:

●	UNITY-NHL Phase 2b Trial: UNITY-NHL is a global Phase 2b registration-directed clinical trial designed to evaluate the efficacy and safety of single-agent umbralisib and U2 combinations in patients with previously treated NHL. The marginal zone lymphoma (MZL), follicular lymphoma (FL), and small lymphocytic lymphoma (SLL) single agent umbralisib cohorts of this trial are fully enrolled. The primary objective of these cohorts is to assess the efficacy of single agent umbralisib as measured by Overall Response Rate (ORR).
●	UNITY-NHL MZL and FL Single Agent Umbralisib Cohorts: The MZL cohort enrolled adult patients who had at least one prior line of therapy that included an anti-CD20 monoclonal antibody. In February 2019, we announced that the MZL cohort met the primary endpoint of ORR as determined by an Independent Review Committee (IRC) for all treated patients (n=69). The results met our target guidance of 40-50% ORR. Previously, in January 2019, the U.S. Food and Drug Administration (FDA) granted Breakthrough Therapy Designation (BTD) to umbralisib for the treatment of adult patients with MZL who have received at least one prior anti-CD20 regimen. In April 2019, the FDA granted orphan drug designation to umbralisib for the treatment of patients with any of the three types of marginal zone lymphoma: nodal, extranodal, and splenic MZL. The FL/SLL cohort enrolled adult patients who had two or more prior lines of therapy that included an anti-CD20 monoclonal antibody and an alkylating agent. In October 2019, we announced that the FL patients within this cohort met the primary endpoint of ORR as determined by IRC for all treated FL patients (n=118). The results met our target guidance of 40-50% ORR. In January of 2020, we received guidance from the FDA allowing submission of a single New Drug Application (NDA) for MZL and FL indications, and we initiated a rolling submission of an NDA to the FDA for umbralisib in MZL and FL. In March 2020, we announced that the FDA granted orphan drug designation to umbralisib for the treatment of FL. In June 2020, we announced the completion of the rolling NDA submission for MZL and FL, and in August 2020 we announced the FDA accepted the NDA. The MZL indication, under BTD, has been accepted for Priority Review and has a Prescription Drug User Fee Act (PDUFA) goal date of February 15, 2021. The FL indication has been accepted for standard review with a PDUFA goal date of June 15, 2021. On November 4, 2020, accepted abstracts for the 2020 American Society of Hematology Virtual Conference were released with the final data from the UNITY-NHL, MZL and FL cohorts, which we previously announced top-line results for in February and October 2019, respectively. Highlights from the abstract are as follows:
●	A total of 208 patients with iNHL received at least 1 dose of umbralisib, including 69 marginal zone lymphoma (MZL), 117 follicular lymphoma (FL), and 22 small lymphocytic lymphoma (SLL) patients
●	MZL patients were relapsed/refractory to ≥1 prior lines of treatment, including an anti-CD20. At a median follow up of 27.8 months, the following was observed:
o	49.3% ORR with 15.9% Complete response (CR) rate

o	Median PFS was not reached, with an estimated 12-month PFS rate of 64.2%; no patients who achieved a CR have experienced disease progression to date
●	FL patients were relapsed or refractory to ≥2 prior lines, including an anti-CD20 and an alkylating agent. At a median follow up of 27.5 months the following was observed:
o	45.3% ORR with 5.1% achieving a CR
o	Median PFS was 10.6 months, with an estimated 12-month PFS rate of 45.9%
●	The most common AEs of > Grade 3 were neutropenia (11.5%), diarrhea (10.1%) and increased ALT/AST (7.2%). Other AEs of interest included pneumonitis (all Grades 1.4%, > Grade 3 1.0%) and colitis (all Grades 1.4%, >Grade 3 0.5%)
●	Conclusion: Umbralisib achieved meaningful clinical activity in a heavily pretreated iNHL population. The safety profile was manageable, with a relatively low incidence of immune-mediated toxicities and AE-related discontinuations.
●	UNITY-NHL Additional Cohorts: There are additional exploratory disease cohorts of the UNITY-NHL trial focused on diffuse large B cell lymphoma (DLBCL) and mantle cell lymphoma (MCL). In total, there are currently four cohorts in the UNITY-NHL trial, including MZL, FL/SLL, DLBCL, and MCL. Each cohort is evaluated separately from the others. The MZL, MCL and FL cohorts are currently enrolling additional patients exploring the combination of U2.
●	UNITY-CLL Phase 3 Trial Evaluating Umbralisib plus Ublituximab (U2): UNITY-CLL is a global Phase 3 randomized controlled clinical trial comparing the U2 combination to an active control arm of obinutuzumab plus chlorambucil in patients with both treatment-naïve and relapsed or refractory CLL. Two additional arms evaluating single agent ublituximab and single agent umbralisib were also enrolled for purposes of evaluating the contribution of each in the U2 combination regimen. The primary endpoint for this study is progression free survival (PFS) which we intend to use to support a Biologics License Application (BLA) submission for approval of the U2 combination in CLL. The study completed enrollment in October 2017 with over 600 patients across the four treatment arms, with approximately 420 patients in the U2 and the active control arms combined. This trial is conducted under a Special Protocol Assessment (SPA) with the FDA. On May 5, 2020, we announced the UNITY-CLL trial met its primary endpoint at a prespecified interim analysis demonstrating a statistically significant improvement in PFS (p<0.0001) and will be stopped early for superior efficacy. In October 2020, we announced that the FDA granted Fast Track Designation to U2 for CLL. On November 4, 2020, accepted abstracts for the 2020 ASH Virtual Conference were released with the final data from the UNITY-CLL study, which we previously announced top-line results for in May of 2020. Highlights from this abstract are as follows:
●	421 patients were randomized to the U2 (n=210) or O+Chl (n=211) arms; 57% of patients were treatment-naïve and 43% had R/R CLL
●	At a median follow-up of 36.2 months, U2 significantly prolonged progression-free survival (PFS) vs O+Chl (median 31.9 months vs 17.9 months; hazard ratio 0.546 (p<0.0001))
●	PFS improvement with U2 vs O+Chl was consistent across all subgroups examined including treatment naïve patients (median 38.5 months vs 26.1 months, hazard ratio 0.482) and relapsed/refractory patients (median 19.5 months vs 12.9 months, hazard ratio 0.601)
●	Overall response rate (ORR) was significantly higher with U2 compared to O+Chl (83.3% vs 68.7%; p<0.001)
●	Grade 3/4 Adverse Events (AE) of interest regardless of causality (U2 vs O+Chl) included neutropenia (30.6% vs 34.7%), thrombocytopenia (3.4% vs 13.1%), diarrhea (12.1% vs 2.5%), infusion related reaction (1.9% vs 3.5%), elevated AST/ALTs (8.3% vs 2%), colitis (3.4% vs 0%) and pneumonitis (2.9% vs 0%)
●	Conclusion: U2 exhibited a well-tolerated safety profile, and significantly improved PFS vs. standard of care chemoimmunotherapy in patients with treatment naïve and relapsed/refractory CLL

●	ULTIMATE I & II Trials Evaluating Single Agent Ublituximab in RMS: ULTIMATE I and ULTIMATE II are two independent Phase 3 trials. Each trial is a global, randomized, multi-center, double-blinded, double-dummy, active-controlled study comparing ublituximab to teriflunomide in subjects with relapsing forms of Multiple Sclerosis (RMS). The primary endpoint for each study is Annualized Relapse Rate (ARR) following 96 weeks of treatment, which we intend to use to support a submission for approval of ublituximab in RMS. These trials are both being conducted under a SPA with the FDA. Full enrollment was completed in October 2018, with approximately 1,100 subjects enrolled in both studies combined.
●	ULTRA-V Phase 2 Trial Evaluating U2 Plus Venetoclax in CLL: ULTRA-V is a Phase 2 open-label, multicenter, registration-directed clinical trial designed to investigate the efficacy and safety of U2 in combination with venetoclax in subjects with treatment-naïve and relapsed or refractory CLL. The primary endpoints for this study are ORR and Complete Response (CR) rate. This trial is currently enrolling.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2020 and 2019

License Revenue. License revenue was approximately $38,000 for each of the three months ended September 30, 2020 and 2019. License revenue is related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $4.6 million for the three months ended September 30, 2020, as compared to $1.5 million during the comparable period in 2019. The increase in noncash compensation expense was primarily due to greater compensation expense related to more research and development personnel during the period ended September 30, 2020.

Other Research and Development Expenses. Other research and development expenses decreased by $10.7 million to $45.8 million for the three months ended September 30, 2020, as compared to $56.5 million for the three months ended September 30, 2019. The decrease in R&D expense is primarily attributable to a decrease in manufacturing costs for ublituximab and umbralisib, offset by an increase in milestone payments made during the three months ended September 30, 2020.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants increased by $23.1 million to $23.7 million for the three months ended September 30, 2020, as compared to $0.6 million for the three months ended September 30, 2019. The increase in noncash compensation expense was primarily related to greater compensation expense during the three months ended September 30, 2020 related to restricted stock and stock options granted to executive personnel.

Other General and Administrative Expenses. Other general and administrative expenses was $11.6 million for the three months ended September 30, 2020, as compared to $2.3 million for the three months ended September 30, 2019. The increase was due primarily to increased personnel and other general and administrative costs, associated with preparations for a potential commercial launch. We expect our other general and administrative expenses to increase modestly during 2020 in preparation for potential launch.

Interest Expense. Interest expense increased by $0.1 million to $1.6 million for the three months ended September 30, 2020, as compared to $1.5 million for the three months ended September 30, 2019.

Other Income. Other income was $0.2 million for the three months ended September 30, 2020, as compared to $0.5 million for the three months ended September 30, 2019. We expect our other income to remain at a comparable level for the remainder of 2020.

Nine months ended September 30, 2020 and 2019

License Revenue. License revenue was approximately $114,000 for each of the nine months ended September 30, 2020 and 2019. License revenue is related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $8.1 million for the nine months ended September 30, 2020, as compared to $4.3 million during the comparable period in 2019. The increase in noncash compensation expense was primarily due to greater compensation expense related to more research and development personnel during the period ended September 30, 2020.

Other Research and Development Expenses. Other research and development expenses decreased by $4.0 million to $114.8 million for the nine months ended September 30, 2020, as compared to $118.8 million for the nine months ended September 30, 2019. The decrease in R&D expense is primarily attributable to a decrease in manufacturing costs for ublituximab and umbralisib, offset by an increase in milestone payments made during the nine months ended September 30, 2020.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants increased by $37.2 million to $38.6 million for the nine months ended September 30, 2020, as compared to $1.4 million for the nine months ended September 30, 2019. The increase in noncash compensation expense was primarily related to greater compensation expense during the nine months ended September 30, 2020 related to restricted stock and stock options granted to executive personnel.

Other General and Administrative Expenses. Other general and administrative expenses was $25.4 million for the nine months ended September 30, 2020, as compared to $6.6 million for the nine months ended September 30, 2019. The increase was due primarily to increased personnel and other general and administrative costs, associated with preparations for a potential commercial launch. We expect our other general and administrative expenses to increase modestly during 2020 in preparation for potential launch.

Interest Expense. Interest expense increased by $1.6 million to $5.0 million for the nine months ended September 30, 2020, as compared to $3.4 million for the nine months ended September 30, 2019. The increase is mainly due to interest expense related to administrative fees in connection with contract manufacturing costs during the nine months ended September 30, 2020.

Other Income. Other income was $0.7 million for the nine months ended September 30, 2020, as compared to $1.2 million for the nine months ended September 30, 2019. We expect our other income to remain at a comparable level for the remainder of 2020.

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

As of September 30, 2020, we had approximately $254.2 million in cash and cash equivalents. We anticipate that our cash and cash equivalents on hand as of September 30, 2020, along with the additional capital raised in the fourth quarter of 2020 (see Note 5), will provide sufficient liquidity for more than a twelve-month period from the date of filing this Quarterly Report on Form 10-Q. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Cash used in operating activities for the nine months ended September 30, 2020 was $162.5 million as compared to $102.4 million for the nine months ended September 30, 2019. The increase in cash used in operating activities was due primarily to increased expenditures associated with our scale-up for manufacturing as well as ongoing clinical development programs and paydown of accounts payable and accrued expenses.

For the nine months ended September 30, 2020, net cash provided by investing activities was $27.6 million as compared to cash used in investing activities of $0.7 million for the nine months ended September 30, 2019. The increase in net cash provided by investing activities was primarily due to greater proceeds from the maturity of short-term investment in treasury securities during the nine months ended September 30, 2020.

For the nine months ended September 30, 2020, net cash provided by financing activities of $276.4 million related to proceeds from the issuance of common stock as part of our underwritten public offering in May 2020 and our ATM program.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of September 30, 2020, we have known contractual obligations, commitments and contingencies of $67.9 million related to our long-term debt, contract manufacturer and operating lease obligations.

Payment due by period (in thousands)
	Total	Less than 1 year	1‑3 years	3‑5 years	More than 5 years
Contractual obligations
Operating leases	$18,600	$1,891	$3,838	$3,401	$9,470
Long-term debt	30,000	14,590	15,410	—	—
Contract manufacturer	19,367	19,367	—	—	—
Total	$67,967	$35,848	$19,248	$3,401	$9,470

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. Market risk represents the risk of loss that may result from the change in value of financial instruments due to fluctuations in their market price. Market risk is inherent in all financial instruments. Market risk may be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. Our assets and liabilities are denominated in U.S. dollars. Consequently, we have not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates. We do not now, nor do we plan to, use derivative financial instruments for speculative or trading purposes. However, these circumstances might change.

We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of September 30, 2020, our portfolio of financial instruments consists of cash equivalents, including bank deposits, and money market accounts.

We use an interest rate sensitivity simulation to assess our interest rate risk exposure. For purposes of presenting the possible earnings effect of a hypothetical, adverse change in interest rates over the 12-month period from our reporting date, we assume that all interest rate sensitive financial instruments will be impacted by a hypothetical, immediate 100 basis point increase in interest rates as of the beginning of the period. The sensitivity is based upon the hypothetical assumption that all relevant types of interest rates that affect our results would increase instantaneously, simultaneously and to the same degree. We do not believe that our cash and equivalents have significant risk of default or illiquidity.

The sensitivity analyses of the interest rate sensitive financial instruments are hypothetical and should be used with caution. Changes in fair value based on a 1% or 2% variation in an estimate generally cannot be extrapolated because the relationship of the change in the estimate to the change in fair value may not be linear. Also, the effect of a variation in a particular estimate on the fair value of financial instruments is calculated independent of changes in any other estimate; in practice, changes in one factor may result in changes in another factor, which might magnify or counteract the sensitivities. In addition, the sensitivity analyses do not consider any action that we may take to mitigate the impact of any adverse changes in the key estimates.

Based on our analysis, for the years ended December 31, 2018 and December 31, 2019, and for the interim period through September 30, 2020, we determined the effect of a 100+1- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss to be immaterial.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Should the COVID-19 pandemic persist or worsen and government restrictions continue, our business operations could be materially delayed or interrupted. For instance, our ongoing clinical trials may be delayed or compromised; our ability to conduct new clinical trials may be adversely impacted; our supply chain may be disrupted; and health authority review of our regulatory submissions may be delayed.  It is unknown how long these disruptions could continue, were they to occur. Any delay in our clinical trials or in regulatory review resulting from such disruptions could materially affect the development and commercialization of our product candidates.

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

Our ability to successfully commercialize any product candidates, if approved, also may be adversely impacted by restrictions and safety measures instituted due to COVID-19.  For example, reduced access to healthcare providers and institutions as a result of social distancing protocols may impact or require adjustments to commercialization activities, including, the manner in which our field teams engage with healthcare providers and facilities.

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

To the extent the COVID-19 pandemic materially adversely affects our business and financial results, it may also have the effect of significantly heightening many of the other risks described in this Risk Factors section.

The COVID-19 pandemic could have a material adverse effect on our clinical development program if the pandemic and associated government control measures continue.

The ongoing COVID-19 pandemic has presented substantial public health challenges and is impacting the global healthcare system, including the conduct of clinical trials in the U.S. and other parts of the world. As a result of the COVID-19 pandemic, we may encounter delays in our clinical development program.  The majority of our clinical trials involve patients with cancer or those receiving ongoing immunosuppressive therapy who may be at higher risk of infection. These patients are thus more likely to be subject to travel restrictions and self-quarantining and may be more likely to withdraw from our clinical trials or unable to complete study assessments. We have made efforts to allow patients currently enrolled in our ongoing clinical trials to continue unimpeded and have continued to allow new patients to enroll in our trials. While we have allowed continued enrollment to our trials, many trial sites have limited enrollment or suspended enrollment entirely in response to the COVID-19 pandemic, which may affect our ability to enroll to our trials and meet our projected timelines.

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

Further, we may not be able to complete our clinical trials that we initiated more recently and for which we have not yet completed enrollment in the time frame that we had previously planned.  In addition, the pandemic may adversely affect our ability to conduct new trials. Some factors from the COVID-19 outbreak that may delay or otherwise adversely affect our clinical trial programs, as well as adversely impact our business generally, include:

●	delays or difficulties in clinical site initiation, including difficulties in recruiting and retaining clinical sites, impacts on compliance with clinical study protocols, delays enrolling patients in our clinical trials, decreased enrollment in our clinical trials or increased rates of patients withdrawing from our clinical trials following enrollment, in each case, as a result of patients contracting COVID-19, being forced to quarantine, experiencing reluctance to seek medical attention in a healthcare facility setting, or otherwise not being able or willing to complete study assessments, particularly for older patients or others with a higher risk of contracting COVID-19;
●	impacts to clinical results, including an increased number of observed adverse events, as a result of participants enrolled in our clinical trials contracting COVID-19;
●	prioritization by healthcare providers, facilities, lawmakers, and regulators of COVID-19-related healthcare needs or, when the pandemic subsides, to address the potential backlog of patients who have deferred medical procedures during the pendency of the pandemic, which may reduce availability of professionals and resources for clinical trials in other disease areas;
●	limitations on travel, including limitations on domestic and international travel, and government-imposed quarantines or restrictions imposed by key third parties that could interrupt key trial activities, such as clinical trial site initiations and monitoring, which could impact the reliability or integrity of subject data and clinical study endpoints;
●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages or interruption in global shipping that may affect the transport of clinical trial materials;
●	disruptions and delays caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home across the healthcare system;
●	disruptions in or delays to regulatory reviews, responses, inspections, or other regulatory activities, including review of marketing applications and approvals of protocol changes or amendments to Special Protocol Assessments (SPA), as a result of the spread of COVID-19 affecting the operations of the U.S. Food and Drug Administration (FDA) or other regulatory authorities;

●	changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
●	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States; and
●	negative effects on the quality, completeness, integrity, interpretability and cost of our clinical study data.

The potential disruptions discussed above and other consequences of the COVID-19 pandemic could result in missed study visits or study procedures in our clinical trials, which could lead to an abundance of protocol deviations that impact the interpretability of the trial results.  A significant number of deviations may call into question whether the execution of a clinical trial was consistent with the protocol, which is of particular importance where study designs were agreed to as part of a SPA as in the case of our Phase 3 clinical trial for the combination of ublituximab plus umbralisib for patients with chronic lymphocytic leukemia (UNITY-CLL) and our registration program for ublituximab in relapsing multiple sclerosis (ULTIMATE I and II).  In extreme cases, significant deviations from the protocol may be considered a violation of the SPA and result in potential rescindment of the SPA agreement, which could adversely affect our ability to use the results of the impacted study to support a future regulatory application.

We will continue to monitor the potential impact of COVID-19 on our clinical trial program, however, the full extent to which the COVID-19 pandemic may directly or indirectly impact the progress of our current and planned trials will depend on future developments that are highly uncertain and cannot be accurately predicted.

The third parties upon whom we rely for the supply of starting materials, intermediates, active pharmaceutical ingredient (API)/drug substance, drug product, and other materials used in our drug candidates are our sole source of supply, and the loss or disruption of any of these suppliers, including as a result of the COVID-19 pandemic, could significantly harm our business.

The starting materials, intermediates, API/drug substance, and drug product used in many of our drug candidates are currently supplied to us from single-source suppliers. Our ability to successfully develop our drug candidates, supply our drug candidates for clinical trials and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain starting materials, intermediates, API/drug substance, and drug product for these drugs in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. It is expected that many of our manufacturing partners will be sole source suppliers from single site locations for the foreseeable future. Various raw materials, components, and testing services required for our products may also be single sourced.  We are not certain that our single-source suppliers will be able to supply sufficient quantities of their products or on the timelines necessary to meet our needs, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers, our relative importance as a customer to those suppliers, public health emergencies such as the COVID-19 pandemic or natural disasters that may cause those suppliers to stop work for a period of time.  If any of our suppliers ceases its operations for any reason or is unable or unwilling to supply starting materials, intermediates, API/drug substance, and drug product in sufficient quantities or on the timelines necessary to meet our needs, it could significantly and adversely affect our business, the supply of our drug candidates and our financial condition.  In addition, if our current or future supply of any of our product candidates should fail to meet specifications during its stability program there could be a significant interruption of our supply of drug, which would adversely affect the clinical development and commercialization of the product.

Although COVID-19 has not had a material adverse effect on our supply chain to date, no assurance can be given that it will not in the future if the situation persists or worsens. Umbralisib is manufactured in India, ublituximab is manufactured in South Korea, and TG-1701 is manufactured in China.  Each of these countries continues to be, or has been, subject to government-imposed quarantines and travel restrictions due to the COVID-19 pandemic, which, in some cases, have resulted in reduced operations at manufacturing and research locations and time-limited shutdowns.  Our contract manufacturers for umbralisib and ublituximab are continuing operations at varying levels of capacity. We are working closely with our contract manufacturer for umbralisib to plan for anticipated commercial supply needs in light of the Prescription Drug User Fee Act (PDUFA) goal date of February 15, 2021 for Marginal Zone Lymphoma (MLZ) and June 15, 2021 for Follicular Lymphoma (FL).  We also are working closely with our contract manufacturer for ublituximab to plan for our anticipated commercial supply needs if we are successful in our continued clinical and regulatory development.  We believe that we have sufficient inventory of clinical supplies of umbralisib, ublituximab and TG-1701 to support our current clinical program needs through the first quarter 2021.  We will continue to monitor the situation very closely with our suppliers in impacted regions.

We continually evaluate our supply chains to identify potential risks and will take steps, as necessary, to identify additional manufacturers and other suppliers for the production of our product candidates. However, establishing additional or replacement suppliers for the API/drug substance and drug product, if required, may not be accomplished quickly or at all and may involve significant expense. If we are able to find a replacement supplier, we would need to evaluate and qualify such replacement supplier and its ability to meet quality and compliance standards. Any change in suppliers or the manufacturing process could require additional regulatory approval and result in operational delays. While we seek to maintain adequate inventory of materials necessary for the production of our drug candidates, any supply interruption or delay, or our inability to identify alternate sources at acceptable prices in a timely manner could impede, delay, limit or prevent our development efforts, which could harm our business, results of operations, financial condition and prospects.

Risks Related to Our Financial Position and Need for Additional Capital

We are a biopharmaceutical company with a limited operating history and have not generated any revenue from drug sales. We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

We are a biopharmaceutical company with a limited operating history on which investors can base an investment decision. Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in January 2012. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates, undertaking pre-clinical studies and clinical trials, and preparing for commercialization of our lead product candidates. We have never generated any revenue from drug sales. We have not obtained regulatory approvals for any of our drug candidates.

We have not yet demonstrated our ability to successfully obtain regulatory approvals, manufacture a commercial scale drug or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop one new drug from the time it is discovered to when it is available for treating patients. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history. We are transitioning from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

Since inception, we have focused our efforts and financial resources on clinical trials, manufacturing of our drug candidates, and preparing to support a commercial product. To date, we have financed our operations primarily through public offerings of our common stock and a debt financing. Through November 4, 2020, we have received an aggregate of approximately $976 million from such transactions. Approximately $946 million of that amount constitutes the aggregate gross proceeds from the sale of common stock in one or more offerings and through the use of our at the market sales program, or ATM. The remaining $30.0 million is from our term loan facility with Hercules (as defined below) that we secured in February 2019.

Since inception, we have incurred significant operating losses. As of September 30, 2020, we had an accumulated deficit of $892.4 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future.  Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.  We expect to continue to incur significant research and development expenses in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, if we obtain regulatory approval for our drug candidates, we will incur significant sales, marketing and outsourced-manufacturing expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate revenue.

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

The development of pharmaceuticals is capital-intensive. We are currently advancing our most advanced drug candidates, umbralisib, ublituximab, cosibelimab, TG-1701 and TG-1801 through clinical development. While we may experience short-term decreases in clinical trial expenses as our larger Phase 3 clinical trials complete and before our Phase 1 and 2 programs can advance into Phase 2 and 3, we do expect over time our overall expenses will increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, seek marketing approval for, and develop an infrastructure to commercialize our drug candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Moreover, in anticipation of submitting applications for regulatory approvals for umbralisib and ublituximab in chronic lymphocytic leukemia (CLL) and for ublituximab in relapsing multiple sclerosis (MS), we will need to expend substantial resources on manufacturing and biologics license application (BLA) preparation over the next 12 to 18 months, which could exceed any cost savings associated with lower clinical trial expenses during the same period.

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

In February 2019, we entered into a Loan and Security Agreement (the Loan Agreement), with Hercules Capital, Inc., a Maryland corporation (Hercules) (See Note 7 to our consolidated financial statements for more information). Under the Loan Agreement, Hercules will provide access to term loans with an aggregate principal amount of up to $60.0 million (the Term Loan). Concurrently with the closing of the Loan Agreement, we borrowed an initial tranche of $30.0 million. In addition, we have incurred short-term liabilities of approximately $19.4 million with a contract manufacturing organization (CMO) for the scale-up, tech-transfer, and long-term supply of one of our drug candidates. This is an expensive and lengthy process and we expect to incur additional obligations associated with these ongoing manufacturing activities over the course of the next 24 months, and potentially longer. To date, this CMO has provided payment terms which we believe are reasonable; however, no assurance can be given that such terms will continue to be available to us in the future. No assurances can be made that the obligations associated with the Loan Agreement and the CMO will not have a material adverse impact on our financial condition.

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

Risks Related to Drug Development and Regulatory Approval

If we are unable to obtain regulatory approval for our most advanced drug candidates or other drug candidates and ultimately cannot commercialize our most advanced drug candidates or other drug candidates, or experience significant delays in doing so, or even if we obtain regulatory approval but experience other challenges to successful commercialization, our business will be materially harmed.

We are a development-stage biopharmaceutical company and do not currently have any commercial products that generate revenues or any other sources of revenue. Our pharmaceutical development methods are unproven and may not lead to commercially viable products for a variety of reasons. We have substantially invested all of our efforts and financial resources in the identification and pre-clinical and clinical development of our drug candidates, including ublituximab, umbralisib, cosibelimab, TG-1701 and TG-1801 and building a commercial infrastructure. Our ability to generate drug revenues will depend completely on the successful completion of our current and future Phase 3 and registration-directed clinical trials and commercialization of our drug candidates, which may never occur. Each of our drug candidates will require additional non-clinical or clinical development, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, and substantial investment in marketing efforts before we generate any revenues from drug sales. The success of our most advanced drug candidates and other drug candidates will depend on several factors, including the following:

●	Successful completion of our clinical programs with positive results that support a finding of a effectiveness and an acceptable safety profile of our product candidates in the intended populations within the timeframes we have projected;
●	INDs or clinical trial applications, or CTAs, being cleared such that our product candidates can commence clinical trials;
●	Successful initiation and completion of preclinical studies and successful initiation of, enrollment in and completion of clinical trials;
●	Successful preparation of the complete data set from the UNITY-CLL trial for regulatory submission within the timeframe we have projected;
●	Sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	Receipt of regulatory approvals from applicable regulatory authorities for our drug candidates (for example, our NDA submission for our lead product candidate umbralisib which is currently under review with the FDA);
●	Establishing commercially viable arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
●	Obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our drug candidates;
●	Establishing sales and marketing capabilities, whether alone or through a collaboration, to support commercialization of our drug candidates;
●	Acceptance of the drug candidates, if and when approved, by patients, the medical community and third-party payors;
●	Effectively differentiating and competing with other therapies;
●	Establishing appropriate prices for any drug candidates that receive regulatory approval that reflect the value that the drug candidates offer in the indications for which they are approved and adhering to ongoing government program price reporting requirements;
●	Obtaining and maintaining healthcare coverage and adequate reimbursement;
●	Establishing and maintaining an effective healthcare compliance program for a commercial-stage pharmaceutical company to support compliance and mitigate enforcement risk in areas including sales and marketing and advertising and promotion;
●	Enforcing and defending intellectual property rights and claims; and
●	Maintaining an acceptable safety profile of the drug candidates following approval.

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

Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval.  Moreover, interim, top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

Pharmaceutical development has inherent risks. The outcome of preclinical development testing and early clinical trials may not be predictive of the outcome of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drug candidates. Once a drug candidate has displayed sufficient preclinical data to warrant clinical investigation, we will be required to demonstrate through adequate and well-

controlled clinical trials that our product candidates are effective with a favorable benefit-risk profile for use in populations for their target indications before we can seek regulatory approvals for their commercial sale. Many drug candidates fail in the early stages of clinical development for safety and tolerability issues or for insufficient clinical activity, despite promising pre-clinical results. Accordingly, no assurance can be made that a safe and efficacious dose can be found for these compounds or that they will ever enter into advanced clinical trials alone or in combination with other product candidates.  Moreover, success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Companies frequently experience significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. There is an extremely high rate of failure of pharmaceutical candidates proceeding through clinical trials.

Individually reported outcomes of patients treated in clinical trials may not be representative of the entire population of treated patients in such studies. For instance, early clinical results seen with ublituximab (TG-1101) in a small number of patients may not be reproduced in expanded or larger clinical trials such as the ULTIMATE I and II trials. Larger scale Phase 3 studies, which are often conducted internationally, are inherently subject to increased operational risks compared to earlier stage studies, including the risk that the results could vary on a region to region, or country to country basis which could materially adversely affect the outcome of the study or the opinion of the validity of the study results by applicable regulatory agencies.

From time to time, we may publicly disclose top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of such data, and we may not have received or had the opportunity to fully and carefully evaluate all data from the particular study or trial. As a result, top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the topline, interim, or preliminary data we previously published. As a result, top-line and preliminary data should be viewed with caution until the final data are available. Further, from time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, time-to-event based endpoints such as duration of response (DOR) and PFS have the potential to change, sometimes drastically, with longer follow-up. In addition, as patients continue on therapy, there can be no assurance given that the final safety data from studies, once fully analyzed, will be consistent with prior safety data presented, will be differentiated from other similar agents in the same class, will support continued development, or will be favorable enough to support regulatory approvals for the indications studied.  Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general.  The information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and regulators or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, top-line or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

Many of the results reported in our early clinical trials rely on local investigator-assessed efficacy outcomes which may be subject to greater variability or subjectivity than results assessed in a blinded, independent, centrally reviewed manner, often required of later phase, adequate and well-controlled registration-directed clinical trials. If the results from our registration-directed trials are different from the results found in the earlier studies, we may need to terminate or revise our clinical development plan, which could extend the time for conducting our development program and could have a material adverse effect on our business.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.

Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete pre-clinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. It is impossible to predict when or if our drug candidates will prove effective and safe in humans or will receive regulatory approval or will have a differentiated safety and tolerability profile. A failure of one or more clinical trials can occur at any stage of testing.  Accordingly, our ongoing trials and future clinical trials may not be successful.  Even if our clinical trials produce positive results, there can be no guarantee that the positive outcomes will be replicated in future studies either within the same indication as previously evaluated or in alternate indications and settings.

Successful completion of our clinical trials is a prerequisite to submitting a New Drug Application (NDA) or a Biologics License Application (BLA) to the U.S. FDA and a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for each drug candidate and, consequently, the ultimate approval and commercial marketing of our drug candidates. We do not know whether any of our ongoing or future clinical trials for our drug candidates will be completed on schedule, if at all.

Whether or not and how quickly we complete clinical trials depends in part upon the rate at which we are able to engage clinical research/trial sites and, thereafter, the rate of enrollment of patients, and the rate at which we collect, clean, lock and analyze the clinical trial database. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and whether existing or new drugs are approved for the indication we are studying. We are aware that other companies are currently conducting or planning clinical trials that seek to enroll patients with the same diseases that we are studying. We may experience numerous unforeseen events, such as the COVID-19 pandemic, that could delay or prevent our ability to complete current clinical trials, initiate new trials, receive marketing approval or commercialize our drug candidates, including:

●	the FDA or other regulatory authorities may require us to submit additional data or impose other requirements before permitting us to initiate a clinical trial;
●	the FDA, other regulatory authorities or institutional review boards (IRBs) or ethics committees (ECs) may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or country; we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or regulatory authorities may require us, to conduct additional pre-clinical studies or clinical trials or we may decide to abandon drug development programs;
●	the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, and enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
●	our third-party contractors, including our clinical trial sites, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	we may elect to, or regulatory authorities or IRBs or ECs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of our drug candidates may be greater than we anticipate;

●	the supply or quality of our drug candidates or other materials necessary to conduct clinical trials of our drug candidates may be insufficient or inadequate, including, without limitation, as a result of disruptions to our supply chains caused by the COVID-19 pandemic and related work stoppages across the globe;
●	regulatory authorities may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and
●	our drug candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulatory authorities, IRBs or ECs to suspend or terminate the trials, or reports may arise from pre-clinical or clinical testing of other cancer therapies that raise safety or efficacy concerns about our drug candidates.

We also could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the DSMB for such trial or by the FDA or other regulatory authorities. Such regulatory authorities may impose a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. The DSMB for our clinical trials may recommend modification to the study design or closure of the study entirely based on the DSMB’s interpretation of the benefit/risk of the study.  While we develop charters that guide the nature of the DSMB meetings, their analysis and interpretation of study data occurs independently from us and is wholly within their control.  Even if the DSMB finds no safety concerns and recommends no modifications to the ongoing study, this does not mean the safety profile reported in the study may support a marketing approval or commercial acceptance if marketing approval is granted. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our drug candidates.

Further, the FDA may disagree with our clinical trial design, may have questions about the potential impact of our study design on conclusions that can be drawn from the data, may interpret results differently than we do, and may change its view on the criteria that must be met for approval over time. This could happen even for a protocol that has received a SPA, as is the case for some of our studies. In September 2015, we announced a Phase 3 clinical trial for the combination of ublituximab plus umbralisib for patients with CLL, which is being conducted pursuant to a SPA with the FDA (UNITY-CLL) and in August 2017 we announced SPAs for the ULTIMATE I and II studies evaluating ublituximab in RMS. Many companies that have been granted SPAs have ultimately failed to obtain final approval to market their drugs. Since we are seeking approvals under SPAs for some of our product registration strategies, based on protocol designs negotiated with the FDA, we may be subject to enhanced scrutiny. Further, while changes or amendments to protocols are common during conduct of a clinical trial, protocol changes or amendments to a study that is being conducted under a SPA will have to be reviewed and approved by the FDA to verify that the SPA agreement is still valid. The FDA’s willingness to agree to changes or amendments to a protocol or statistical analysis plan under a SPA agreement is wholly within the FDA’s discretion.  Such reviews also provide an opportunity for the FDA to scrutinize any aspect of the study design and conduct, even if previously agreed to under the existing SPA.  Failure to reach agreement with the FDA for protocol changes or modifications for any study we conduct under a SPA could have a material negative impact to our ability to execute these studies. Even if the primary endpoint in a Phase 3 clinical trial is achieved, a SPA does not guarantee approval.

Some of our clinical trials may be conducted as open-label studies; meaning that trial participants, investigators, site staff, some employees of our contract research organizations, and our field-level employees (e.g., clinical research associates and monitors), among others, have knowledge of treatment arm assignments on a patient-level, which has the potential to introduce bias into study conduct. Further, even when our clinical trials are double-blind, double-dummy studies, unblinding of treatment arm assignment may occur from time to time, for example, on the occurrence of unexpected safety events which may necessitate understanding of study treatment.  While we believe we have put in place adequate firewalls to prevent inappropriate unblinding of study data consistent with standard industry practice for these types of studies, no assurance can be given that issues related to study conduct will not be raised. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the study design or data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee in evaluating (among other things) clinical data and safety and effectiveness considerations prior to making its final decision.

Negative or inconclusive results from the clinical trials we conduct or unanticipated adverse medical events could cause us to have to repeat or terminate the clinical trials. If we are required to repeat or conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our drug candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

●	be delayed in obtaining marketing approval for our drug candidates;
●	not obtain marketing approval at all;
●	obtain marketing approval in some countries and not others;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	be subject to post-marketing requirements or post-marketing commitments;
●	be subject to increased pricing pressure; or
●	have the drug removed from the market after obtaining marketing approval.

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

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site, or the FDA’s willingness to accept such data, may be jeopardized.

We may seek accelerated approval for some of our product candidates but may not be able to obtain it as the sufficiency of our clinical trial results for accelerated approval are subject to the FDA’s discretion.

We have and will continue to explore strategies that involve use of the FDA’s accelerated approval pathway. Obtaining accelerated approval for an agent requires demonstration of meaningful benefit over all available therapies for a serious condition and relies on the use of a surrogate endpoint. While we believe we have an understanding of what is considered available therapy today, ultimately the determination of what constitutes available therapy is wholly up to the FDA and is subject to change. No assurance can be given that other agents will not receive full approval prior to our potential receipt of accelerated approval. If that were to occur, no assurance can be given that we would be successful in proving meaningful benefit over those later approved drugs. If we were unable to prove meaningful benefit over any such agents, we would be effectively blocked from receiving accelerated approval. We have submitted an NDA for accelerated approval of umbralisib based on the results from the MZL and FL cohorts from our UNITY-NHL trial. In August 2020, we announced that the FDA accepted the NDA, granting priority review to the MZL indication with a PDUFA target date of February 15, 2021 and standard review to the FL indication with a PDUFA target date of June 15, 2021.  No assurance can be given that umbralisib will obtain accelerated approval for either MZL or FL for a variety of reasons, including, without limitation, if we are unable to demonstrate meaningful benefit over a currently approved agent/regimen or any new treatment, if any, that receives full approval prior to our potential receipt of accelerated approval. Previously, we were hopeful to utilize the results from our GENUINE study for accelerated approval but the intervening full approval of a new therapy for the treatment of relapsed/refractory CLL has made that potential application more challenging. In October 2019, we announced that final results from the GENUINE study demonstrated improved progression-free survival for the combination arm compared to ibrutinib alone.  Despite this positive outcome, no assurance can be given that a filing based on the GENUINE results will ever be made, or if made would result in a favorable review by regulatory authorities.

Finally, if umbralisib or any of our other drug candidates were ever to receive accelerated approval, we would be required to conduct a post-marketing confirmatory study, which we may not be able to complete, or if completed, may prove unsuccessful. In such instances, the FDA can remove the product from the market or withdraw approval of the indication that received accelerated approval if the product is approved for multiple indications.

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

Many compounds that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the compound. Further, early clinical trials by their nature utilize a small sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our drug candidates may only be uncovered when a significantly larger number of patients are exposed to the drug candidate in Phase 3 or registration-directed trials or when the drug candidate is  on the market.

To date, clinical trials using ublituximab and umbralisib have demonstrated a toxicity profile that was deemed acceptable by the investigators performing such studies. Such interpretation may not be shared by future investigators or by the regulatory authorities and in the case of ublituximab and umbralisib, even if deemed acceptable for oncology and/or autoimmune indications, it may not be acceptable for diseases outside the oncology and autoimmune settings, and likewise for any other product candidates we may develop. Additionally, the severity, duration and incidence of adverse events may increase in larger study populations such as the populations found in our on-going Phase 3 and registration-directed trials. Particularly, with respect to umbralisib, although over 1,500 patients have been dosed in umbralisib studies to date, the full adverse effect profile of umbralisib is not known. As additional patients are exposed for longer durations to umbralisib, it is unknown whether greater frequency and/or severity of adverse events are likely to occur. Common toxicities of other drugs in the same class as umbralisib include high levels of liver toxicity, infections and colitis, the latter of which notably has presented with later onset, with incidence increasing with duration of exposure. No assurance can be given that an acceptable safety and tolerability profile for umbralisib will continue to be demonstrated in the future with longer durations of exposure, at the fixed 800mg dose being evaluated in our registration-directed trials and in multiple drug combinations. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain marketing approval and generate revenues from its sale, or even if approved for sale may lack differentiation from competitive products, which could have a material adverse impact on our business and operations.

Additionally, in drug-combination clinical development, there is an inherent risk of drug-drug interactions between combination agents that may affect each component’s individual pharmacologic properties and the overall efficacy and safety of the combination regimen. Both ublituximab and umbralisib are being evaluated in combination with each other, as well as with a variety of other active anti-cancer agents, which may cause unforeseen toxicity, or impact the severity, duration, and incidence of adverse events observed compared to those seen in the single agent studies of these agents. We also intend to explore multiple combination studies involving cosibelimab, TG-1701, and TG-1801. Further, with multi-drug combinations, it is often difficult to interpret or properly assign attribution of an adverse event to any one particular agent, introducing the risk that toxicity caused by a component of a combination regimen could have a material adverse impact on the development of our product candidates. There can be no assurances given that the combination regimens being studied will display tolerability or efficacy suitable to warrant further testing or produce data that is sufficient to obtain marketing approval.

If any of our drug candidates receive marketing approval and we or others later identify undesirable or unacceptable side effects caused by such drug candidates (or any other similar drugs) after such approval, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw or limit the use (indication) of such drug candidates;
●	regulatory authorities may require the addition of labeling statements, including warnings or boxed warnings, precautions, or contraindications that could diminish the usage of the product or otherwise limit the commercial success of the affected product;
●	we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;
●	we may be required to change the way such drug candidates are distributed or administered, or to conduct additional clinical trials;
●	regulatory authorities may require a Risk Evaluation and Mitigation Strategy (REMS), a plan to mitigate risks, which could include a Medication Guide, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;
●	we may be subject to regulatory investigations and government enforcement actions;
●	we may decide to remove such drug candidates from the marketplace;
●	we may not be able to enter into collaboration agreements on acceptable terms and execute on our business model;
●	we could be sued and held liable for injury caused to individuals exposed to or taking our drug candidates; and
●	our reputation may suffer.

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

The clinical development, manufacturing, labeling, packaging, storage, record-keeping, advertising, promotion, import, export, marketing and distribution, and pharmacovigilance and adverse event reporting of our product candidates or any future product candidates are subject to extensive regulation by the FDA in the United States and by comparable regulatory authorities worldwide. In the United States, we are not permitted to market a product candidate until we receive approval of a BLA or NDA from the FDA. The process of obtaining a BLA or NDA approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Approval policies or regulations may change, and the FDA has substantial discretion in the pharmaceutical product approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. In addition, the FDA may require post-marketing clinical trials which also may be costly. The FDA approval for a limited indication with required warning language, such as a boxed warning, could significantly impact our ability to successfully market our product candidates. Finally, the FDA may require adoption of a REMS requiring prescriber training or a post-marketing registry or may restrict the marketing and dissemination of these products. Despite the time and expense invested in the clinical development of product candidates, regulatory approval is never guaranteed. Assuming successful clinical development, we intend to seek product approvals in countries outside of the United States. As a result, we would be subject to regulation by the EMA, as well as the other regulatory agencies in these countries.

Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval.  Interruptions or delays in the operations of the FDA and foreign regulatory authorities as a result of the COVID-19 pandemic may negatively impact review, inspection, and approval timelines.  Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. As in the United States, the regulatory approval process in Europe and in other countries is lengthy and challenging. The FDA, and any other regulatory body around the world can delay, limit or deny approval of a product candidate for many reasons, including:

●	the FDA or comparable foreign regulatory authorities may disagree with the study design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is tolerable and effective for an indication;
●	the FDA may not accept clinical data from trials conducted by individual investigators or in countries where the standard of care is potentially different from that of the United States;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies and/or clinical trials;
●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA, NDA or other submission or to obtain regulatory approval in the United States or elsewhere;
●	the FDA or comparable foreign regulatory authorities may not approve the manufacturing processes or facilities of third-party manufacturers with which we or our collaborators currently contract for clinical supplies and plan to contract for commercial supplies; or
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Regulatory approvals for our product candidates may not be obtained without lengthy delays, if at all. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us from commercializing our product candidates.

A breakthrough therapy designation by the FDA for our drug candidates may not lead to a faster development or regulatory review or approval process, and it does not ensure that our drug candidates will receive marketing approval.

In January 2019, the FDA granted breakthrough therapy designation (also referred to as BTD) to umbralisib for the treatment of adult patients with relapsed or refractory MZL who have received at least one prior treatment including an anti-CD20 monoclonal antibody. We may also seek breakthrough therapy designation for some of our other drug candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Our breakthrough therapy designation was based on interim data from the MZL cohort of the UNITY-NHL clinical trial. No assurance can be given that the full results from the MZL cohort of the UNITY-NHL clinical trial will support approval.

For drugs that have been designated as breakthrough therapies, frequent interactions and communication between the FDA and the sponsor can help to identify the most efficient path for clinical development while minimizing the number of patients who may be placed in potentially less effective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for priority review. Designation as a breakthrough therapy is wholly within the discretion of the FDA. Accordingly, even if we believe one of our drug candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to grant such a designation to the drug candidate. In any event, the receipt of a breakthrough therapy designation for a drug candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our drug candidates qualify as breakthrough therapies, the FDA may later decide that the drugs no longer meet the conditions for qualification and rescind the designation.

A fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

We may seek fast track designation for some of our drug candidates.   For example, in October 2020, the FDA granted fast track designation to the investigation of ublituximab in combination with umbralisib for the treatment of adult patients with CLL.  If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular drug candidate is eligible for this designation, we cannot be sure that the FDA would decide to grant it. Even if we receive fast track designation for a drug candidate, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

We have received orphan drug designation for some of our drug candidates for specified indications, and we may seek additional orphan drug designations for other indications and some of our other drug candidates. However, we may be unsuccessful in obtaining or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

Ublituximab received orphan drug designation from the FDA for the treatment of MZL (nodal and extranodal) in September 2013, for the treatment of CLL in August 2010, and orphan drug designation by the EMA for the treatment of CLL in November 2009. We also obtained orphan drug designation for umbralisib (as monotherapy) for the treatment of CLL in August 2016, all three types of MZL (nodal, extranodal and splenic) in April 2019, and FL in March 2020. In January 2017, we announced that the FDA granted orphan drug designation covering the combination of ublituximab and umbralisib for the treatment of patients with CLL and DLBCL. As part of our business strategy, we may seek orphan drug designation for our other drug candidates; however, we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the U.S. Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes FDA or EMA from approving another marketing application for the same drug or biologic for that time period.  Even if we obtain orphan drug exclusivity for a drug, that exclusivity may not effectively protect the designated drug from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve another product that meets the definition of a “same drug” under 21 C.F.R. 316.3 for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan drug designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA exercises its authority to revoke orphan drug designation, which it may do on a variety of grounds, including that the request contained an untrue statement of material fact or omitted material information, or that the drug in fact was not eligible for orphan drug designation. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we intend to seek additional orphan drug designation for our other drug candidates, we may never receive such designations. Even if we receive orphan drug designation for any of our drug candidates, there is no guarantee that we will enjoy the benefits of those designations or obtain orphan drug exclusivity.

We are conducting clinical trials, and anticipate additional clinical trials, for product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

Many of our Phase 3 and registration-directed clinical trials such as UNITY-CLL, UNITY-NHL and ULTIMATE I and II utilize international clinical research sites, including sites in eastern European countries. We work with what we believe are reputable CROs and clinical research sites in conducting our studies internationally. Nevertheless, there can be heightened challenges to monitoring and oversight of global clinical trials and sponsors are subject to the risk that fraud, misconduct, incompetence, unexpected patient variability and other issues affecting the reliability, quality, and outcome of studies. Such problems, if they were to occur, could negatively impact trial results, and depending on the circumstances and scope of concerns could potentially even prevent a trial from being useful or acceptable for regulatory approval. If such events were to occur with respect to any of our trials (and in particular with respect to registration-directed studies), they would have a substantial negative impact on our business.

An approval of one of our product candidates in the United States would not assure approval of that candidate in foreign jurisdictions.

The approval procedures for pharmaceuticals vary among countries and obtaining approval in one jurisdiction does not guarantee approval in another jurisdiction.  For example, even if the FDA grants approval of a product candidate, comparable regulatory authorities in foreign jurisdictions may not approve the same product candidate or may require additional evidence for approval.  In many countries outside the United States, the product must be approved for reimbursement before it can be marketed.  As a general matter, however, the foreign regulatory approval process involves risks similar or identical to the risks associated with the FDA approval discussed above.  Therefore, we cannot guarantee that we, or future collaborators, will obtain approvals of our product candidates in any foreign jurisdiction on a timely basis, if at all.  Failure to receive approval in certain foreign markets could significantly impact the full market potential of our product candidates.  Furthermore, if we obtain regulatory approval for a product candidate in a foreign jurisdiction, we will be subject to the burden of complying with complex regulatory, legal, and other requirements that could be costly and could subject us to additional risks and uncertainties.

We have product candidates still under development and are also preparing for commercial manufacturing activities, and as such clinical and commercial manufacturing site additions, scale-up and process improvements implemented in the production of those product candidates may affect their ultimate activity or function.

Generally, our product candidates are currently manufactured in relatively small batches for use in pre-clinical and clinical studies. Process improvements implemented to date have changed, and process improvements in the future may change, the activity and/or analytical profile of the product candidates, which may affect the safety and efficacy of the products. For instance, the manufacturing process for ublituximab has undergone several process improvements during the clinical trial process which have resulted in analytical differences between the materials. Such process improvements continued during the conduct of Phase 3 and materials from more than one manufacturing process were utilized in the Phase 3 UNITY-CLL trial. While analytical differences exist between those materials, we do not believe the differences will alter the safety or efficacy profile of ublituximab. However, it is possible that additional and/or different adverse events may appear among patients exposed to drug product manufactured under one process compared to the other, or that adverse events may arise with greater frequency, intensity and duration among patients exposed to drug product manufactured under one process compared to the other. Additionally, the efficacy of ublituximab also can be negatively impacted by such process changes. Given the uncertainty of the impact on product specifications, quality and performance, process improvements made during Phase 3 development carry a higher level of risk than those made prior to Phase 3 development. If there are significant differences in product attributes between the two materials, we may need to adjust our statistical analysis plans of the Phase 3 study to confirm that there is no difference in safety or efficacy between product made by each process in order to allow us to utilize data from all enrolled patients, as well as be able to integrate clinical safety and/or efficacy results across studies to support any potential marketing application. There can be no assurance given that such analyses will be successful in demonstrating no clinical differences between these drug products, which could substantially impact the approvability of the combination umbralisib and ublituximab based on the results of the UNITY-CLL study. In such circumstances, that would have a material adverse effect on the Company.

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

In addition, we have engaged a secondary manufacturer for ublituximab to meet our current clinical and future commercial needs and anticipate engaging additional manufacturing sources for umbralisib to meet expanded clinical trial and projected commercial needs. If a secondary manufacturer is not successful in replicating the product or experiences delays, or if regulatory authorities impose unforeseen requirements with respect to product comparability from multiple manufacturing sources, we may experience delays in clinical development. No assurance can be given that any additional manufacturers will be successful or that material manufactured by the additional manufacturers will perform comparably to ublituximab or umbralisib as manufactured to date and used in currently available pre-clinical data and or in clinical trials presented publicly or reported in this or any previous filing, or that the relevant regulatory agencies will agree with our interpretation of comparability.

In addition, as we move closer to commercialization, we are scaling-up production to ensure adequate commercial supply. This is an expensive process and there can be no assurance given that such scale-up will be successful in providing pharmaceutical product that is of sufficient quantity, or of a quality that is consistent with our previously established specifications, or that meets the requirements set by regulatory agencies under which we may seek approval of our product candidates. If scale-up were not to succeed our ability to supply our anticipated market at a reasonable cost of goods would be negatively impacted. In such event, that would have a material adverse effect on the Company. Scale up could also require additional process improvement that might be required to accommodate new and larger equipment utilized in the scaled-up process. If that were to occur and we could not demonstrate to the FDA that the materials were analytically substantially similar, we might be required to run additional clinical testing to demonstrate that they are substantially similar. That would entail a significant delay and significant increase in total cost, all of which would have a material adverse effect on the Company.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are more effective, have fewer or less severe side effects, are more convenient or are priced or contracted differently than any drugs that we or our collaborators may develop. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. The key competitive factors affecting the success of all of our drug candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

For the cancer indications for which we are developing our products there are a number of established therapies with which we will compete:

●	For the treatment of CLL, if the combination of umbralisib and ublituximab (U2) is approved, we expect U2 to compete with recently approved drugs such as ibrutinib (AbbVie and Janssen), acalabrutinib (AstraZeneca), venetoclax (AbbVie and Roche), obinutuzumab (Roche), idelalisib (Gilead) and duvelisib (Verastem), and established treatments such as rituximab (Roche), and several generically available chemotherapies. Additionally, there are second generation BTK inhibitors similar to ibrutinib in late-stage clinical testing for CLL that could enter the market in the next 12-36 months. These agents can be used as monotherapy or in combination with one or more of the other agents.
●	For the treatment of MZL, if approved, we expect umbralisib to compete with ibrutinib (AbbVie and Janssen), and the combination of rituximab and lenalidomide (Bristol-Myers Squibb), as well as established treatments such as rituximab (Roche) and several generically available chemotherapies.
●	For the treatment of FL, if approved, we expect umbralisib to compete with recently approved drugs such as obinutuzumab (Roche), idelalisib (Gilead), copanlisib (Bayer), duvelisib (Verastem), tazemetostat (Epizyme), and the combination of rituximab and lenalidomide (Bristol-Myers Squibb), and established treatments such as rituximab (Roche), and several generically available chemotherapies. There are also several PI3K delta inhibitors in earlier stages of development for FL.
●	In addition, a number of pharmaceutical companies are developing antibodies and bispecific antibodies targeting CD20, CD19, CD47 and other B-cell associated targets, chimeric antigen receptor T-cell (CAR-T) immunotherapy, and other B-cell ablative therapy which, if approved, would potentially compete with U2 and umbralisib.

For Multiple Sclerosis for which we are developing ublituximab there are a number of established therapies with which we will compete:

●	If ublituximab is approved, we expect ublituximab will primarily compete against other CD20 targeted agents, while the group of CD20 targeted agents will also compete broadly against a number of already approved MS therapies. Currently, there are two anti-CD20 monoclonal antibodies approved, ocrelizumab (Roche) and ofatumumab (Novartis).

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

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors, and the medical community. The degree of market acceptance of any approved product would depend on a number of factors, including:

●	the timing of our receipt of marketing approvals, the terms of such approvals, and the countries in which such approvals are obtained;
●	the efficacy, safety and tolerability as demonstrated in clinical trials;
●	the timing of market introduction of such a product candidate as well as competitive products;
●	the clinical indications for which the product is approved;
●	acceptance by physicians, major operators of cancer or neurology clinics, and patients of the product as a safe, tolerable and effective treatment;
●	the potential and perceived advantages of the product candidate over alternative treatments;
●	the safety and tolerability of the product candidate in a broader patient group;
●	the cost of treatment in relation to alternative treatments;
●	the availability of adequate reimbursement by third party payors and government authorities;
●	changes in regulatory requirements by government authorities for the product candidate;
●	relative convenience and ease of administration;
●	the prevalence and severity of side effects and adverse events;
●	the effectiveness of our sales and marketing efforts; and
●	favorable or unfavorable publicity relating to the product or relating to the Company.

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

Our ability to commercialize any drug candidates successfully also will depend in part on the extent to which coverage and reimbursement for these drug candidates and related treatments will be available from government authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular drugs. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs Third-party commercial payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. We cannot be sure that coverage will be available for any drug candidate that we commercialize and, if coverage is available, the level of reimbursement. Even if favorable coverage and reimbursement status is attained for one or more product candidates for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.  Reimbursement may impact the demand for, or the price of, any drug candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any drug candidate for which we obtain marketing approval.

There may be significant delays in obtaining reimbursement for newly approved drugs or new indications, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower-cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved drugs that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize drugs and our overall financial condition.

In the United States, we must offer discounted pricing or rebates on purchases of pharmaceutical products under various federal and state healthcare programs, such as the Medicaid Drug Rebate Program, the 340B drug pricing program and the Medicare Part D Program. We must also report specific prices to government agencies under healthcare programs, such as the Medicaid Drug Rebate Program and Medicare Part B. The calculations necessary to determine the prices reported are complex and the failure to report prices accurately may expose us to penalties.

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

In the United States, the President, federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of healthcare and addressing public concern over access and affordability of prescription drugs.  The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) was enacted in 2010 and made significant changes to the U.S. healthcare system. ACA changes included expanding healthcare coverage through Medicaid expansion and implementation of the individual health insurance mandate; changing coverage and reimbursement of drug products under government healthcare programs; imposing an annual fee on manufacturers of branded drugs; and expanding government enforcement authority.

We face uncertainties because there have been, and may be additional, federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA.  Such efforts may lead to fewer Americans having more comprehensive health insurance compliant with the ACA, even in the absence of a legislative repeal.  For example, the 2017 Tax Cuts and Jobs Act (Tax Act) repealed the penalty for individuals who fail to maintain minimum essential health coverage as required by the ACA, commonly referred to as the individual mandate, effective January 1, 2019.

The ACA has also been subject to judicial challenge. The case Texas v. Azar, which challenges the constitutionality of the ACA, including provisions that are unrelated to healthcare reform but were enacted as part of the ACA, and will be argued before the United States Supreme Court in November 2020 with a decision expected before the summer in 2021.  The ongoing litigation challenges the ACA’s individual mandate and raises questions about the entire law’s survival.  It is unclear how the ultimate decision in the case or other efforts to repeal, replace, or invalidate the ACA or its implementing regulations, or portions thereof, will affect the ACA, our industry more generally, and the availability of adequate reimbursement for our products if commercialized.

Beyond the ACA, there has been increasing legislative, regulatory and enforcement interest with respect to prescription drug pricing practices.  In May 2018, the Trump Administration issued the Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs (Drug Pricing Blueprint), a plan to lower prescription drug prices.  Under this blueprint for action, the Administration outlined a wide range of high-level proposals to address prescription drug list prices and patient out-of-pocket costs.  Since that time, the Administration has taken several regulatory steps with respect to prescription drug pricing.  In July 2020, President Trump signed four Executive Orders directing the Department of Health and Human Services (HHS) to take several steps to lower costs on prescription drugs, including but not limited to (i) tying the prices paid by the U.S. government (e.g., Medicare) for drugs and biological products to prices paid in other countries; (ii) ensuring that rebates that drug makers  pay to pharmacy benefit managers and insurers in the Medicare Part D program get passed directly to patients when they purchase a medication, so long as the change is not projected to increase Federal spending, Medicare beneficiary premiums or patients’ total out-of-pocket costs; and (iii) allowing states, wholesalers and pharmacies to import FDA-approved drugs from Canada and other countries and sell them in the U.S. if the FDA deems them safe.   The timing of these Executive Orders is uncertain, as the directives contained therein would require agency rulemaking and implementation. These policy proposals, if implemented, could significantly impact the pharmaceutical industry in the U.S. and adversely affect our ability to generate revenues or commercialize our product candidates in the U.S.

HHS has also taken action to address drug costs.   For example, HHS finalized Medicare fee-for-service hospital payment reductions for Part B drugs acquired through the 340B Drug Pricing Program, which remains subject to ongoing legal challenge. HHS also has signaled its intent to continue to pursue reimbursement policy changes for Medicare Part B drugs as a whole that likely would reduce hospital and physician reimbursement for these drugs.

In addition, there continue to be efforts to lower drug prices through increased competition, with policy proposals seeking to facilitate generic and biosimilar approval and marketing authorization.  For example, in 2018, the FDA announced the Biosimilar Action Plan and sought input on how the agency can best facilitate greater availability of biosimilar products, including input on whether changes to an approved biologic (e.g., a new indication) would be protected by the remainder of the statutory 12-year exclusivity period (commonly referred to as “umbrella exclusivity”).  In the event there is a modification to the biologic exclusivity period or other steps taken to facilitate biosimilar or generic approvals, we could experience biosimilar/generic competition of any products for which we receive FDA approval at an earlier time than currently anticipated.

In addition to the actions taken by the President, HHS, and the FDA, there have been several recent U.S. Congressional inquiries and proposed and enacted legislation designed to bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, limit price increases, evaluate the relationship between pricing and manufacturer patient programs, and reform government health care program reimbursement methodologies for prescription drugs.  For example, the Bipartisan Budget Act of 2018 (the BBA) increased manufacturer point-of-sale discounts off negotiated prices of applicable brand drugs in the Medicare Part D coverage gap from 50% to 70% effective as of January 1, 2019, ultimately increasing the liability for brand drug manufacturers.   We expect that health care reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any of our product candidates, if approved. Any reduction in reimbursement from Medicare or other government health care programs may result in a similar reduction in payments from private payors.

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

In addition, other legislative changes have been adopted that could have an adverse effect upon, and could prevent, our products’ or product candidates’ commercial success. More broadly, the Budget Control Act of 2011, as amended, or the Budget Control Act, includes provisions intended to reduce the federal deficit, including reductions in Medicare payments to providers through 2030 (except May 1, 2020 to December 31, 2020). Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs, or any significant taxes or fees imposed as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, or otherwise, could have an adverse impact on our anticipated product revenues.

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

If, in the future, we are unable to establish a commercial operation, including sales and marketing capabilities or enter into agreements with third parties to sell and market our drug candidates, we may not be successful in commercializing our drug candidates if and when they are approved, and we may not be able to generate any revenue.

As we plan for potential FDA approval of our first product, umbralisib, we are making significant investments to build a commercial organization and infrastructure. We are hiring marketing, sales, and medical support personnel in order to build processes and systems to support a commercial launch prior to knowing whether umbralisib will receive FDA approval. It is possible that the FDA approval is unexpectedly delayed or our product is not approved at all. In either case we will incur delays that may impede or significantly delay our ability to generate revenue and at the same time will incur significant expenses. If this were to occur, it would have a material adverse effect on the Company.

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

Factors that may inhibit our efforts to commercialize our drug candidates on our own and generate product revenues include:

●	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
●	the costs and time associated with the initial and ongoing training of sales and marketing personnel on legal and regulatory compliance matters and with ongoing monitoring of their activities;
●	the inability of sales personnel to obtain access to physicians or to effectively promote any future drugs;
●	the lack of complementary drugs to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
●	our ability to maintain a healthcare compliance program including effective mechanisms for compliance monitoring; and
●	unforeseen costs and expenses associated with creating a sales and marketing organization.

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

Although we do not currently have any drugs on the market, once we begin commercializing our drug candidates, we will be subject to additional extensive healthcare statutory and regulatory requirements and oversight by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our past, current and future relationships, arrangements and interactions with these professionals and entities, as well as with patients and patient advocacy organizations will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our drug candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	the federal False Claims Act imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
●	the federal Health Insurance Portability and Accountability Act of 1996 (or HIPAA) imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	the so-called federal “Sunshine Act” under the Affordable Care Act requires manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to monitor and report information related to payments and other transfers of value to and the ownership and investment interests of physicians and teaching hospitals (and additional categories of healthcare providers beginning with reports submitted in 2022) to the federal government for redisclosure to the public;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

●
the Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products prior to approval or for off-label use and regulates the distribution of samples;

●
federal laws, including the Medicaid Drug Rebate Program, that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
●
the Drug Supply Chain Security Act, or DSCSA, which imposes obligations on entities in the commercial product supply chain, including manufacturers, to identify and track prescription drugs as they are distributed in the U.S.; and

●	state law equivalents of some of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, state transparency laws, state laws limiting interactions between pharmaceutical manufacturers and members of the healthcare industry, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

If we violate applicable data privacy and security laws, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations.

We may be subject to privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business.

Within the United States, various federal and state laws regulate the privacy and security of personal information and so may affect our business operations.  For example, at the federal level, our operations may be affected by the data privacy and security provisions of HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations. Although we are not currently directly subject to HIPAA, HIPAA affects the ability of healthcare providers and other entities with which we may interact, including clinical trial sites, to disclose patient health information to us.

Numerous other jurisdictions regulate the privacy and security of personally identifiable data. For example, the processing of personal data in the European Economic Area, or the EEA, is subject to the General Data Protection Regulation, or the GDPR, which took effect in May 2018. The GDPR increases obligations with respect to clinical trials conducted in the EEA, such as in relation to the provision of fair processing notices, exercising data subject rights and reporting certain data breaches to regulators and affected individuals, as well as how we document our relationships with third parties that process GDPR-covered personal data on our behalf. The GDPR also increases the scrutiny applied to transfers of personal data from the EEA (including from clinical trial sites in the EEA) to countries that are considered by the European Commission to lack an adequate level of data protection, such as the United States. In July 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S., which decision may lead to increased scrutiny on data transfers from the EEA to the U.S. generally and increase our costs of compliance with data privacy legislation.

If our operations are found to be in violation of any data privacy and security laws, rules or regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations, which could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, rules or regulations, we cannot be certain that our program will address all areas of potential exposure and the risks in this area cannot be entirely eliminated, particularly because the requirements and government interpretations of the requirements in this space are constantly evolving. Any action against us for violation of these laws, rules or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business, as well as damage our business or reputation. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security, fraud and reporting laws may prove costly.

If we fail to adequately understand and comply with the local laws and customs as we expand into new international markets, these operations may incur losses or otherwise adversely affect our business and results of operations.

We expect to operate a portion of our business in certain countries through subsidiaries or through supply, marketing, and distributor arrangements. In those countries where we have limited experience in operating subsidiaries and in reviewing equity investees, we will be subject to additional risks related to complying with a wide variety of national and local laws, including restrictions on the import and export of certain intermediates, drugs, technologies and multiple and possibly overlapping tax laws. In addition, we may face competition in certain countries from companies that may have more experience with operations in such countries or with international operations generally. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees hired in different countries into our existing corporate culture. If we do not effectively manage our operations in these subsidiaries and review equity investees effectively, or if we fail to manage our alliances, we may lose money in these countries and it may adversely affect our business and results of our operations. In all interactions with foreign regulatory authorities and other government agencies, we are exposed to liability risks under the Foreign Corrupt Practices Act or similar anti-bribery laws.

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

Failure to comply with these regulatory requirements or later discovery of previously unknown problems with products, manufacturers, or manufacturing processes, may result in actions such as:

●	restrictions on product manufacturing, distribution or use;
●	restrictions on the labeling or marketing of a product;
●	requirements to conduct post-marketing studies or clinical trials;
●	warning letters;
●	withdrawal of the products from the market;
●	refusal to approve pending applications or supplements to approved applications that we or our subsidiaries submit;
●	recalls;
●	suspension or termination of ongoing clinical trials;
●	fines, restitutions, or disgorgement of profits or revenues;
●	refusal to permit the import or export of products;
●	product seizure or detentions;
●	injunctions or the imposition of civil or criminal penalties; and
●	adverse publicity.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity.  In addition, the FDA’s regulations, policies or guidance may change and new or additional statutes or government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities.  We also cannot predict the likelihood, nature, or extent of adverse government regulation that may arise from pending or future legislation or administrative action, either in the United States or abroad.

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

In order to submit an Investigational New Drug application (IND), BLA, or NDA to the FDA and maintain these applications, it is necessary to submit all information on the clinical, non-clinical, chemistry, manufacturing, controls and quality aspects of the product candidate. Clinical trial applications and marketing authorization applications for foreign regulatory bodies have substantially similar requirements.  We rely on our third-party contractors and our licensing partners to provide portions of this data. If we are unable to obtain this data, or the data is not sufficient to meet the regulatory requirements, we may experience significant delays in our development programs.

Additionally, we use CROs to assist in the conduct of our current clinical trials and expect to use such services for future clinical trials and we rely upon medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and appropriate regulations. Our current and future CROs, investigators and other third parties play a significant role in the conduct of our trials and the subsequent collection and analysis of data from the clinical trials. There is no guarantee that any CROs, investigators and other third parties will devote adequate time and resources to our clinical trials or perform as contractually required. If any third parties upon whom we rely for administration and conduct of our clinical trials fail to meet expected deadlines, fail to adhere to its clinical protocols or otherwise perform in a substandard manner, our clinical trials may be extended, delayed or terminated, and we may not be able to commercialize our product candidates. In addition to the third parties identified above, we are also heavily reliant on the conduct of our patients enrolled to our studies by our third-party investigators. We rely on our clinical trial sites and investigators to properly identify and screen eligible candidates for our clinical trials, and for them to ensure participants adhere to our clinical protocol requirements. The majority of our clinical trial conduct occurs in the outpatient setting, where patients are expected to continue to adhere to our study protocol specified requirements. The ability of our enrolled patients to properly identify, document, and report adverse events; take protocol specified study drugs at the correct quantity, time, and setting, as applicable; avoid contraindicated medications; and comply with other protocol specified procedures such as returning to the trial site for scheduled laboratory and disease assessments, is wholly out of our control. Deviations from protocol procedures, such as those identified previously, could materially affect the quality of our clinical trial data, and therefore ultimately affect our ability to develop and commercialize our drug candidates. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trials unless we are able to transfer the care of those patients to another qualified clinical trial site. If any of our clinical trial sites are required by the FDA or IRB to close down due to data management or patient management or any other issues, we may lose patients. In our MS Phase 2 trial, during routine monitoring and site audits, significant Good Clinical Practice (GCP) violations and other noncompliance issues were identified at one of our US-based large academic sites. The investigator left the institution and shortly thereafter the site terminated their participation in our study before all data could be source document verified. While we do not believe this will have any effect on the overall results of the MS Phase 2 trial, sensitivity analyses excluding data from this site will be performed and no assurance can be given that the results were not affected.

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

The facilities used by contract manufacturers to manufacture our drug candidates typically undergo inspections by the FDA or a comparable foreign regulatory to verify compliance with applicable cGMP regulations.  Such inspections may be conducted after we submit our marketing applications to the FDA or a comparable foreign regulatory authority. We do not control the manufacturing process of, and will be completely dependent on, our contract manufacturers for compliance with cGMPs in connection with the manufacture of our drug candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others and the compliance concerns cannot be resolved, remediated, or otherwise addressed to FDA’s satisfaction in a timely manner during the review of our NDAs or BLAs, it may negatively impact our ability to obtain regulatory approval for our drug candidates or obtain approval within projected timelines. In addition, although we exercise qualification and oversight of our contract manufacturers, we cannot guarantee their ability to maintain compliance with cGMP regulations, including having adequate quality control, quality assurance and qualified personnel. Further, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of drug candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our drug candidates.

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

Currently, the composition of matter patent for ublituximab and umbralisib are granted in both the United States and EU, among other countries. A method of use patent covering the combination of ublituximab and umbralisib has also been granted in the United States, European Union, Japan, and several other territories. Additionally, several method of use patents for ublituximab and umbralisib in various indications and settings have also been applied for but have not yet been issued or have been issued in certain territories but not under all jurisdictions in which such applications have been filed. There can be no guarantee that any patents for which an application has already been filed, nor any patents filed in the future, for cosibelimab, TG-1701 and TG-1801 or for our pre-clinical product candidates will be granted in any or all jurisdictions in which they were filed, or that all claims initially included in such patent applications will be allowed in the final patent that is issued. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our partners will be successful in protecting our product candidates by obtaining and defending patents, or what the scope of an issued patent may ultimately be.

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

As of November 4, 2020, we had 217 full-time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. Our management and medical, commercial, and scientific personnel, systems and facilities currently in place will not be adequate to support our anticipated future growth. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. To accommodate growth, additional physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our business.

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

Despite the implementation of security measures, our internal computer systems and those of our third-party CROs, CMOs, and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, cyber-attacks or cyber-intrusions over the Internet, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for our drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, in preparing for potential commercialization of our first drug candidate, we anticipate that our computer systems will increase in magnitude and complexity. Building the systems and infrastructure required for commercialization with appropriate security measures may be time consuming and costly.  In addition, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems.   To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or drug candidates, or inappropriate disclosure of confidential or proprietary information, we could incur financial, legal, business or reputational harm.

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

Our third-party manufacturers may use hazardous materials in the production of our product candidates and if so, they must comply with environmental laws and regulations, which can be expensive and restrict how we or they do business.

Manufacturing activities for the production of our product candidates involve the controlled storage, use, and disposal of hazardous materials, including the components of our product candidates, and other hazardous compounds. Our third-party manufacturers and we are subject to federal, state, and local laws and regulations governing the use, manufacture, storage, handling, release, disposal of, and exposure to, these hazardous materials. Violation of these laws and regulations could lead to substantial fines and penalties. Although we believe that our safety procedures, and those of our third-party manufacturers, for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, state or federal authorities may curtail our use of these materials and interrupt our business operations. In addition, we could become subject to potentially material liabilities relating to the investigation and cleanup of any contamination, whether currently unknown or caused by future releases.

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

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2020.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2020.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2020.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2020.
101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: November 9, 2020	By:	/s/ Sean A. Power
Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer